Form 10-Q
period 1994-03-31
LEHMAN BROTHERS HOLDINGS INC
filed 1994-05-10
CIK 806085

- - - --------------------------------------------------------------------------------
- - - --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


[ X ]            QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1994

                                       OR


[   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                      FOR THE QUARTER ENDED MARCH 31, 1994
                         COMMISSION FILE NUMBER 1-9466

                         LEHMAN BROTHERS HOLDINGS INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 DELAWARE                                       13-3216325
(STATE OR OTHER JURISDICTION OF INCORPORATION)       (I.R.S. EMPLOYER IDENTIFICATION NO.)


    3 WORLD FINANCIAL CENTER
       NEW YORK, NEW YORK                                       10285
     (ADDRESS OF PRINCIPAL                                   (ZIP CODE)
       EXECUTIVE OFFICES)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (212) 298-2000


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES    X    NO ______

AS OF MAY 10, 1994, 168,235,284 SHARES OF THE REGISTRANT'S COMMON STOCK, PAR
VALUE $.10 PER SHARE, WERE ISSUED AND OUTSTANDING.
- - - --------------------------------------------------------------------------------
- - - --------------------------------------------------------------------------------

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES

                                   FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1994

                                     INDEX

Part I.          FINANCIAL INFORMATION                                                                       Page Number
                 ---------------------                                                                       -----------
         Item 1.     FINANCIAL STATEMENTS

                          Consolidated Statement of
                            Operations - Three Months Ended
                            March 31, 1994 and 1993         . . . . . . . . . . . . . . . . . . . . . . . .       3

                          Consolidated Balance Sheet -
                            March 31, 1994 and
                            December 31, 1993       . . . . . . . . . . . . . . . . . . . . . . . . . . . .       4

                          Consolidated Statement of
                            Cash Flows - Three Months Ended
                            March 31, 1994 and 1993       . . . . . . . . . . . . . . . . . . . . . . . . .       6

                          Notes to Consolidated
                            Financial Statements    . . . . . . . . . . . . . . . . . . . . . . . . . . . .       8

         ITEM 2.     Management's Discussion and
                     Analysis of Financial Condition
                     and Results of Operations        . . . . . . . . . . . . . . . . . . . . . . . . . . .      17

PART II.         OTHER INFORMATION
                 -----------------

         Item 1.     Legal Proceedings      . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      25

         Item 6.     Exhibits and Reports on Form 8-K           . . . . . . . . . . . . . . . . . . . . . .      28

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      29

EXHIBIT INDEX

Exhibits

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)
                                 (IN MILLIONS)

                                                                                           Three Months Ended
                                                                                                 March 31,
                                                                                        ------------------------
                                                                                          1994              1993
                                                                                          ----              ----
Revenues
   Market making and principal transactions                                            $   434             $ 588
   Investment banking                                                                      175               228
   Commissions                                                                             141               480
   Interest and dividends                                                                1,527             1,371
   Other                                                                                    17               190
                                                                                       -------             -----
       Total revenues                                                                    2,294             2,857
   Interest expense                                                                      1,453             1,270
                                                                                       -------             -----
       Net revenues                                                                        841             1,587
                                                                                       -------             -----
Non-interest expenses
   Compensation and benefits                                                               450               970
   Communications                                                                           50                97
   Brokerage, commissions and clearance fees                                                45                30
   Occupancy and equipment                                                                  42                82
   Professional services                                                                    42                52
   Advertising and market development                                                       31                47
   Depreciation and amortization                                                            31                44
   Severance charge                                                                         33
   Other                                                                                    29                99
   Loss on sale of Shearson                                                                                  535
   Reserves for non-core businesses                                                                          152
                                                                                       -------             -----
        Total non-interest expenses                                                        753             2,108
                                                                                       -------             -----
Income (loss) from continuing operations before taxes
        and cumulative effect of change in accounting
        principle                                                                           88              (521)
   Provision for income taxes                                                               33               119
                                                                                       -------             -----
Income (loss) from continuing operations before cumulative
         effect of change in accounting principle                                           55              (640)
Income from discontinued operations, net of taxes
       Income from operations                                                                                 24
       Gain on disposal                                                                                      165
                                                                                       -------             -----
                                                                                                             189
                                                                                       -------             -----
Income (loss) before cumulative effect
       of change in accounting principle                                                    55              (451)
    Cumulative effect of change in accounting principle                                    (13)
                                                                                       -------             -----
Net income (loss)                                                                           42              (451)
   Preferred stock dividends                                                                12                12
                                                                                       -------             -----
Net income (loss) applicable to Common Stock                                           $    30             $(463)
                                                                                       =======             =====

                See notes to consolidated financial statements.

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 (IN MILLIONS)

                                     ASSETS

                                                                                          March 31,          December 31,
                                                                                            1994                 1993
                                                                                        ------------      ----------------
                                                                                         (Unaudited)
Cash and cash equivalents                                                                  $  1,385           $ 1,333

Cash and securities segregated and on deposit
  for regulatory and other purposes                                                           1,360             1,073

Securities and other financial instruments owned                                             44,615            35,699

Collateralized short-term agreements:
   Securities purchased under agreements to resell                                           41,130            26,046
   Securities borrowed                                                                        9,969             4,372

Receivables:
   Brokers and dealers                                                                        4,792             5,059
   Customers                                                                                  4,314             2,646
   Other                                                                                      3,103             2,693

Property, equipment and leasehold
  improvements (net of accumulated
  depreciation and amortization of $456
  in 1994 and $438 in 1993)                                                                     535               529

Deferred expenses and other assets                                                              803               750

Excess of cost over fair value of net assets
   acquired (net of accumulated amortization
   of $110 in 1994 and $107 in 1993)                                                            271               274
                                                                                           --------           -------
                                                                                           $112,277           $80,474
                                                                                           ========           =======





                See notes to consolidated financial statements.

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (CONTINUED)
                        (IN MILLIONS, EXCEPT SHARE DATA)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                          March 31,         December 31,
                                                                                            1994                1993
                                                                                        ------------      ----------------
                                                                                        (Unaudited)
Commercial paper and short-term debt                                                       $ 14,353            $11,205
Securities and other financial instruments sold
     but not yet purchased                                                                   16,724              8,313
Securities sold under agreements to repurchase                                               57,204             39,191
Securities loaned                                                                               965              1,116

Payables:
   Brokers and dealers                                                                        3,150              1,385
   Customers                                                                                  4,334              4,130

Accrued liabilities and other payables                                                        2,939              3,183
Senior notes                                                                                  8,516              7,779
Subordinated indebtedness                                                                     2,059              2,120
                                                                                           --------            -------
       Total liabilities                                                                    110,244             78,422
                                                                                           --------            -------

Stockholders' equity:
   Preferred stock, $1 par value; 38,000,000 shares authorized:
       5% Cumulative Convertible Voting, Series A, 13,000,000
       shares authorized, issued and outstanding; $39.10
       liquidation preference per share                                                         508                508

       Money Market Cumulative, 3,300 shares authorized; 250
         shares issued and outstanding; $1,000,000 liquidation
         preference per share                                                                   250                250

   Common stock, $.10 Par value; 300,000,000 shares
       authorized; 168,235,284 shares issued and outstanding                                     17                 17

   Additional paid-in capital                                                                 1,871              1,871
   Foreign currency translation adjustment                                                       (9)               (12)
   Accumulated deficit                                                                         (604)              (582)
                                                                                           --------            -------
       Total stockholders' equity                                                             2,033              2,052
                                                                                           --------            -------
                                                                                           $112,277            $80,474
                                                                                           ========            =======




                See notes to consolidated financial statements.

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN MILLIONS)

                                                                                              Three Months Ended
                                                                                                    March 31,
                                                                                          --------------------------
                                                                                           1994              1993
                                                                                           ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Income (loss) from continuing operations before
    cumulative effect of change in accounting principle                                    $    55          $  (640)
   Adjustments to reconcile income (loss) to net cash (used in)
    provided by operating activities:
       Depreciation and amortization                                                            31               45
       Provisions for losses and other reserves                                                 47               33
       Loss on sale of Shearson                                                                                 535
       Non-core business reserves                                                                               152
       Other adjustments                                                                        24               14
   Net change in:
       Cash and securities segregated                                                         (287)            (179)
       Receivables from brokers and dealers                                                    267             (340)
       Receivables from customers                                                           (1,668)          (1,319)
       Securities purchased under agreements to resell                                     (15,084)             603
       Securities borrowed                                                                  (5,597)             670
       Loans originated or purchased for resale                                                                  51
       Securities and other financial instruments owned                                     (8,916)          (5,708)
       Payables to brokers and dealers                                                       1,765              277
       Payables to customers                                                                   204              519
       Accrued liabilities and other payables                                                 (290)             (51)
       Securities sold under agreements to repurchase                                       18,013            5,886
       Securities loaned                                                                      (151)             503
       Securities & other financial instruments sold but not yet purchased                   8,411              147
       Other operating assets and liabilities, net                                            (480)              43
                                                                                           -------          -------
                                                                                            (3,656)           1,241
   Net cash flows provided by operating activities of discontinued operations                                   428
                                                                                           -------          -------
     NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                                    (3,656)           1,669
                                                                                           -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of senior notes                                                      993              410
   Principal payments of senior notes                                                         (329)            (280)
   Proceeds from issuance of subordinated indebtedness                                          39               53
   Principal payments of subordinated indebtedness                                            (100)            (102)
   Issuance of other indebtedness                                                            2,138            2,023
   Principal payments of other indebtedness                                                 (1,717)          (1,815)
   Increase (decrease) in commercial paper and short-term debt, net                          2,776             (942)
   Dividends paid                                                                              (63)             (12)
    NET CASH FLOWS USED IN FINANCING ACTIVITIES OF DISCONTINUED OPERATIONS                                     (301)
                                                                                           -------          -------
   NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                     $ 3,737          $  (966)
                                                                                           -------          -------

                See notes to consolidated financial statements.

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
                                  (UNAUDITED)
                                 (IN MILLIONS)


                                                                                               Three Months Ended
                                                                                                    March 31,
                                                                                           ---------------------------
                                                                                              1994             1993
                                                                                              ----             ----

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of buildings, furnishings, equipment
     and leasehold improvements                                                             $  (30)          $  (32)
   Other                                                                                        (6)             166
   Net cash flows used in investing activities of
      discontinued operations                                                                                   (85)
                                                                                            ------           ------

      NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                                      (36)              49
                                                                                            ------           ------

   Net change in cash and cash equivalents
      of discontinued operations                                                                                 42
                                                                                            ------           ------

   Effect of exchange rate changes on cash                                                       7
                                                                                            ------           ------

       NET CHANGE IN CASH AND CASH EQUIVALENTS                                                  52              710
                                                                                            ------           ------

   Cash and cash equivalents at beginning of period                                          1,333              641
                                                                                            ------           ------

       CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $1,385           $1,351
                                                                                            ======           ======


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (IN MILLIONS) (INCLUDING THE BOSTON COMPANY)

            Interest paid (net of amount capitalized) totaled $1,395 and $1,415 in the first quarter of 1994 and 1993, respectively. Income taxes paid (received) totaled $24 in 1994 and $(66) in 1993, respectively.





                See notes to consolidated financial statements.

                LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  BASIS OF PRESENTATION:

     The consolidated financial statements include the accounts of Lehman Brothers Holdings Inc. ("Holdings") (Holdings together with its subsidiaries, the "Company" or "Lehman Brothers"). The principal subsidiary of Holdings is Lehman Brothers Inc. ("LBI"), a registered broker-dealer. American Express Company ("American Express") owns 100% of Holdings' common stock, par value $.10 per share (the "Common Stock"), which represents approximately 93% of Holdings' voting stock. The remainder of Holdings' voting stock is owned by Nippon Life Insurance Company ("Nippon Life"). (See Note 2.)

     The Company's financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "Commission") with respect to Form 10-Q and reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Pursuant to such rules and regulations, certain footnote disclosures which are normally required under generally accepted accounting principles have been omitted. It is recommended that these consolidated financial statements be read in conjunction with the Company's most recent Annual Report on Form 10-K. As described in Note 3, the Company completed the sale of The Boston Company, Inc. ("The Boston Company"), on May 21, 1993. The accompanying consolidated financial statements and notes to consolidated financial statements reflect The Boston Company as a discontinued operation at and for the three month period ended March 31, 1993. The 1993 Consolidated Statement of Operations includes the results of operations of Shearson and SLHMC, which were sold on July 31, 1993 and August 31, 1993, respectively. (See Notes 4 and 5 for definitions and additional information concerning these sales.)

2.  SUBSEQUENT EVENTS:

Equity Investments and Distribution of Common Stock

     On April 29, 1994, the Board of Directors of American Express declared a special dividend to its common shareholders, subject to certain conditions, of all of Holdings Common Stock held by American Express on the date of distribution. The special dividend is effective on May 31, 1994 (the "Distribution"), to shareholders of record on May 20, 1994 (the "Record Date"). Prior to the Distribution, the following series of transactions which affect the capital structure of Holdings will occur.

     - The shares of Common Stock presently outstanding will be subject to a reverse stock split of approximately .3179723 for 1 (the "Reverse Stock Split") prior to the offerings of Common Stock and preferred stock discussed below. The calculation of the reverse split ratio is based on the number of American Express common shares expected to be outstanding as of the Record Date for the Distribution; however, the final reverse split ratio will be based on the number of American Express common shares actually outstanding as of the Record Date for the Distribution.

     - Holdings will sell 35,407,931 shares of Common Stock to American Express for an aggregate purchase price of approximately $903.8 million (the "American Express Common Stock Purchase") and 3,492,858 shares of Common Stock to Nippon Life for an aggregate purchase price of approximately $89.2 million (the "NL Common Stock Purchase").

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     - Holdings will issue up to 3,387,963 shares of Common Stock, having an aggregate purchase price of approximately $57 million, upon conversion of all outstanding phantom equity interests issued pursuant to the Lehman Brothers Inc. Employee Ownership Plan (the "Phantom Share Conversion") and American Express will offer 441,600 shares of Common Stock to executive officers of the Company for an aggregate purchase price of $11.3 million (the "Offering").

     - American Express will purchase 8,000,000 shares of Cumulative Voting Preferred Stock of Holdings (the "Cumulative Preferred Stock") for an aggregate purchase price of $200 million and 928 shares of Redeemable Voting Preferred Stock of Holdings (the "Redeemable Preferred Stock") for $1 per share and Nippon Life will purchase 72 shares of Redeemable Preferred Stock for $1 per share, (collectively, the "Preferred Stock Purchases"). Holders of the Redeemable Preferred Stock will be entitled to receive, in the aggregate, 50% of the Company's net income in excess of $400 million per year, with a maximum dividend of $50 million per year, for each of the next eight years commencing on or about the date of the Distribution.

     - In exchange for $250 million of Money Market Preferred Stock of Holdings held by American Express, Holdings will issue to American Express 9,793,754 shares of Common Stock (the "MMP Exchange").

     - Under the Lehman Brothers Holdings Inc. 1994 Management Replacement Plan, as described below, Holdings will issue approximately 200,000 shares of restricted Common Stock to employees in replacement of restricted stock awards of American Express.

     The American Express Common Stock Purchase, the NL Common Stock Purchase and the Preferred Stock Purchases are collectively referred to herein as the "Equity Investment." The Equity Investment, the Offering, the Phantom Share Conversion, the MMP Exchange and the Distribution are collectively referred to herein as the "Concurrent Transactions." The Company will incur costs in connection with the Concurrent Transactions and certain other related expenses estimated to be approximately $20 million, which will be charged primarily to operating expenses in the second quarter of 1994. The Company and American Express are entering into several agreements for the purpose of giving effect to the Distribution and defining their ongoing relationships.

     Following the Concurrent Transactions, American Express and Nippon Life will be entitled to receive 92.8% and 7.2%, respectively, of certain revenue and profit participation rights received in connection with the sale of Shearson. (See Note 4.)

Nippon Life Warrant Amendment

     In connection with the Concurrent Transactions, the exercise price of Nippon Life's warrant to purchase approximately 3,306,346 shares of Common Stock (10,398,221 shares before adjusting for the Reverse Stock Split) will be reduced from $47.17 per share ($15 per share before adjusting for the Reverse Stock Split) to $35.03 per share.

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Establishment of Long-Term Incentive Plans

     Prior and subject to the Distribution, Holdings adopted the Lehman Brothers Holdings Inc. 1994 Management Ownership Plan (the "1994 Plan"), the Lehman Brothers Holdings Inc. 1994 Management Replacement Plan (the "Replacement Plan"), and the Lehman Brothers Holdings Inc. Employee Stock Purchase Plan (the "ESPP").

     The 1994 Plan provides for the Compensation and Benefits Committee (the "Compensation Committee") of the Board of Directors to grant stock options, stock appreciation rights ("SARs"), restricted stock units ("RSUs"), restricted stock, performance related shares and performance units to eligible employees. In addition, the 1994 Plan provides for non-employee directors to receive on an annual basis RSUs representing $30,000 of Common Stock, which vest ratably over a three-year period. Stock options may be awarded as either incentive stock options or non-qualified stock options. The exercise price for any stock option shall not be less than the market price of Common Stock on the day of the grant. SARs may be awarded as a single award or in conjunction with a stock option. Vesting provisions for stock options and SARs are at the discretion of the Compensation Committee, but in no case may the term of the award exceed 10 years. The 1994 Plan also allows the Compensation Committee to grant restricted stock, performance related shares and performance units to eligible employees, with vesting and performance objective terms at the discretion of the Compensation Committee. The 1994 Plan expires in ten years. A total of 16,500,000 shares of Common Stock may be subject to awards under the 1994 Plan and an additional 150,000 shares may be subject to RSUs to be issued to non-employee directors. No individual may receive options or SARs over the life of the 1994 Plan attributable to more than 1,650,000 shares.

     The Replacement Plan allows the Compensation Committee to grant stock options and restricted stock awards to eligible employees. The primary purpose of the Replacement Plan is to replace awards relating to American Express common shares granted to Company employees which will be cancelled as of the date of the Distribution. A maximum of 3,200,000 shares of Common Stock will be subject to awards under the Replacement Plan. The number and terms of awards currently outstanding to individuals, as well as the then current stock prices of American Express and the Company, will determine the actual number of shares awarded under the Replacement Plan. Awards made under the Replacement Plan will generally contain the same vesting conditions that apply to the cancelled awards.

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

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

     As a result of the Mellon Transaction, the Company treated The Boston Company as a discontinued operation. Accordingly, the Company's financial statements segregate the operating results of The Boston Company for the three month period ended March 31, 1993.

     Presented below are the results of operations and the gain on disposal of The Boston Company included in income from discontinued operations (in millions):

                                                                         Three Months ended
                                                                           March 31, 1993
                                                                         -------------------
     Discontinued operations:
        Revenues                                                                 $201
        Expenses                                                                  159
                                                                                 ----
        Income before taxes                                                        42

        Provision for income taxes                                                 18
                                                                                 ----
        Income from operations                                                     24

        Gain on disposal, net of taxes of $37                                     165
                                                                                 ----
        Income from discontinued operations, net of taxes                        $189
                                                                                 ====

4.  SALE OF SHEARSON:

     On July 31, 1993, pursuant to an asset purchase agreement (the "Primerica Agreement"), the Company completed the sale (the "Primerica Transaction") of LBI's domestic retail brokerage business (except for such business conducted under the Lehman Brothers name) and substantially all of its asset management business (collectively, "Shearson") to Primerica Corporation (now known as Travelers Corporation, "Travelers") and its subsidiary Smith Barney, Harris Upham & Co. Incorporated ("Smith Barney"). Also included in the Primerica Transaction were the operations and data processing functions that support these businesses, as well as certain of the assets and liabilities related to these operations.

     LBI received approximately $1.2 billion in cash and a $586 million interest bearing note from Smith Barney which was repaid in January 1994 (the "Smith Barney Note"). The Smith Barney Note was issued as partial payment for certain Shearson assets in excess of $600 million which were sold to Smith Barney. The proceeds received at July 31, 1993, were based on the estimated net assets of Shearson, which exceeded the minimum net assets of $600 million prescribed in the Primerica Agreement. As

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



further consideration for the sale of Shearson, Smith Barney agreed to pay future contingent amounts based upon the combined performance of Smith Barney and Shearson, consisting of up to $50 million per year for three years based on revenues, plus 10% of after-tax profits in excess of $250 million per year over a five-year period (the "Participation Rights"). In contemplation of the Distribution, American Express received the first Participation Right payment in the first quarter of 1994. All Participation Rights will be assigned to American Express prior to the Distribution. As further consideration for the sale of Shearson, the Company received 2,500,000 shares of 5.50% Convertible Preferred Stock, Series B, of Travelers and a warrant to purchase 3,749,466 shares of common stock of Travelers at an exercise price of $39 per share. In August 1993, American Express purchased such preferred stock and warrant from LBI for aggregate consideration of $150 million.

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

     Presented below are the results of operations and the loss on the sale of Shearson (in millions):

                                                                         Three Months ended
                                                                           March 31, 1993
                                                                         -------------------
        Revenues                                                                $ 795
        Expenses                                                                  733
        Loss on sale of Shearson                                                  535
                                                                                -----
        Loss before taxes                                                        (473)
        Provision for income taxes                                                122
                                                                                -----
        Net loss                                                                $(595)
                                                                                =====

     Shearson operating results reflect allocated interest expense of $61 million.


5.  SALE OF SHEARSON LEHMAN HUTTON MORTGAGE CORPORATION:

     LBI completed the sale of its wholly-owned subsidiary, Shearson Lehman Hutton Mortgage Corporation ("SLHMC") to GE Capital Corporation on August 31, 1993. The sales price, net of proceeds used to retire debt of SLHMC, was approximately $70 million. During the first quarter of 1993, the Company provided $120 million of pre-tax reserves in anticipation of the sale of SLHMC, which reserves are included in the $152 million of pre-tax reserves for non-core businesses on the Consolidated Statement of Operations. After accounting for these reserves, the sale did not have a material effect on the Company's results of operations.

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



6.  SECURITIES AND OTHER FINANCIAL INSTRUMENTS:

     Securities and other financial instruments owned and Securities and other financial instruments sold but not yet purchased are summarized as follows (in millions):

                                                                                          March 31,          December 31,
                                                                                            1994                 1993
                                                                                          ---------          -----------
     Securities and other financial instruments owned:
        Government obligations                                                              $21,385              $15,065
        Certificates of deposit and other money market instruments                            1,579                2,051
        Mortgage-backed                                                                       5,328                6,127
        Corporate obligations and other contractual commitments                              13,233               10,103
        Corporate stocks and options                                                          3,090                2,343
        Spot commodities                                                                                              10
                                                                                            -------              -------
                                                                                            $44,615              $35,699
                                                                                            =======              =======
     Securities and other financial instruments sold but not yet purchased:
        Government obligations                                                              $11,091              $ 5,861
        Mortgage-backed                                                                         219                  116
        Corporate obligations and other contractual commitments                               2,333                1,109
        Corporate stocks and options                                                          2,816                  947
        Spot commodities                                                                        265                  280
                                                                                            -------              -------
                                                                                            $16,724              $ 8,313
                                                                                            =======              =======

7.  PROVISION FOR INCOME TAXES:

     The Company reported a tax expense from continuing operations of $33 million for the first quarter of 1994 compared to $119 million a year ago. The 1994 effective tax rate of 38% was greater than the statutory U.S. federal income tax rate principally due to state and local income taxes partially offset by benefits attributable to income subject to preferential tax treatement. The first quarter 1993 tax provision included expenses of (i) $65 million related to the operating results of the Lehman Businesses and Shearson,
(ii) $95 million from the sale of Shearson (which resulted primarily from the write-off of $750 million of goodwill which was not deductible for tax purposes) and (iii) a benefit of $41 million related to the $120 million reserve for non-core businesses recorded in anticipation of the sale of SLHMC.

8.  CHANGE IN ACCOUNTING PRINCIPLES:

Postemployment Benefits

     Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 112, "Employers' Accounting for Postemployment Benefits". SFAS No. 112 requires the accrual of obligations associated with services rendered to date for employee benefits accumulated or vested for which payment is probable and can be reasonably estimated. These benefits principally include the continuation of salary and health care and life insurance costs for employees on service disability leaves. The Company previously expensed the cost of these benefits as they were incurred.

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     The cumulative effect of adopting SFAS No. 112 reduced net income for first quarter 1994 by approximately $13 million after-tax (approximately $23 million pre-tax). Excluding the cumulative effect of this accounting change, the effect of this change on the first quarter 1994 results of operations was not material.

Offsetting of Certain Receivables and Payables

     During the first quarter of 1994, the Company adopted Financial Accounting Standards Board Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts" ("FIN No. 39"). FIN No. 39 restricts the historical industry practice of offsetting certain receivables and payables. The increase in the Company's gross assets and liabilities from December 31, 1993 to March 31, 1994 is primarily due to the adoption of FIN NO. 39. The Financial Accounting Standards Board has instructed its staff to explore modifying FIN No. 39 to create certain exceptions, which, if enacted, would substantially mitigate the increase in the Company's gross assets and liabilities resulting from the implementation of FIN No. 39.

9.  BORROWINGS:

     For the three months ended March 31, 1994, the Company issued approximately $1 billion of senior notes and approximately $40 million of subordinated indebtedness, with maturities ranging from 1995 to 2019. Approximately $150 million of the total debt issued during the first quarter of 1994 (including the $40 million of subordinated indebtedness) was fixed rate, with contractual interest rates ranging from 3.86% to 8.05%. The remainder of the senior notes have floating rates of interest which are based on a variety of indices. The holders of $50 million of fixed rate senior notes maturing in 2019 and $40 million of fixed rate subordinated notes maturing in 2003 have the option to cause the Company to repurchase such notes in 1999 and 1996, respectively.

     The Company entered into interest rate swap contracts which effectively converted the interest rates on approximately $720 million of its floating rate senior notes issued during the first quarter of 1994 into new floating interest rates based primarily on the London Interbank Offered Rate (LIBOR). The Company also entered into interest rate swap contracts which effectively converted approximately $60 million of its fixed rate senior notes issued during the first quarter of 1994 to floating rates based primarily on LIBOR.

     The proceeds of the Company's first quarter issuances were used to provide additional liquidity and to refinance long-term debt maturing in 1994. During the three months ended March 31, 1994, approximately $430 million of long-term debt matured, including approximately $330 million of senior notes and $100 million of subordinated indebtedness.

10.  EMPLOYEE OWNERSHIP PLAN:

     During 1993, LBI established the Lehman Brothers Inc. Employee Ownership Plan (the "Employee Ownership Plan") pursuant to which certain key employees of the Company deferred a percentage of their 1993 salary and bonus for the purchase of certain Phantom Units of Holdings. Each Phantom Unit is comprised of a phantom equity interest representing a notional interest in a share of Common Stock ("Phantom Share") and the right to receive a certain amount in cash with respect to a Phantom Share ("Cash Right"). The number of Phantom Units which were available to each participant was determined by the Finance Committee of Holdings' Board of Directors (the "Finance Committee").

     Up to 6,000,000 Phantom Shares (3,566,277 shares as adjusted for the Reverse Stock Split) were available for "purchase" through voluntary and mandatory deferrals of 1993 compensation. The price of each Phantom Unit was $10.00 per Phantom Share and $6.67 for each related Cash Right ($16.82 per Phantom Share and $11.22 per related Cash Right, as adjusted for the Reverse Stock Split) and was determined by the Finance Committee in July 1993 using an assumed capital structure of Holdings for purposes of the program and taking into account various factors, including market multiples for comparable companies, the absence of a public market for

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Holdings, vesting requirements, and the restrictions on transferability of the Phantom Units. In accordance with the terms of the Plan, Phantom Units will be converted to the Common Stock contemporaneously with the effectiveness of the Distribution. (See Note 2.)

     The Phantom Units representing voluntary deferrals are immediately vested and non-forfeitable; however, there are restrictions on transferability of such Phantom Units. There are also restrictions on transferability of the Common Stock which employees will receive upon conversion of the Phantom Shares. Generally, such restrictions will lapse ratably over a three year period. The Phantom Units representing mandatory deferrals apply to selected senior executives and vest in accordance with a schedule established by the Company's Finance Committee and, together with the Common Stock into which they convert, are also subject to transfer restrictions.

     The Company will recognize compensation expense in 1994 equal to (i) the increase in book value attributable to the Phantom Shares and (ii) the excess, if any, of the market value of the Common Stock issued pursuant to the Phantom Share conversion over the price paid by employees for the Phantom Shares.

11.  CAPITAL REQUIREMENTS:

     As registered broker-dealers, LBI and certain of Holdings' other subsidiaries are subject to the Net Capital Rule (Rule 15c3-1, the "Rule") promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The New York Stock Exchange, Inc. and the National Association of Securities Dealers, Inc. monitor the application of the Rule by LBI and such subsidiaries, as the case may be. LBI and such subsidiaries compute net capital under the alternative method of the Rule which requires the maintenance of minimum net capital, as defined. A broker-dealer may be required to reduce its business if net capital is less than 4% of aggregate debit balances or 6% of the funds required to be segregated pursuant to the Commodity Exchange Act (the "Commodity Act") and the regulations thereunder, if greater. A broker-dealer may also be prohibited from expanding its business or paying cash dividends if resulting net capital would be less than 5% of aggregate debit balances or 7% of the funds required to be segregated pursuant to the Commodity Act and the regulations thereunder, if greater. In addition, the Rule does not allow withdrawal of subordinated capital if net capital would be less than 5% of such debit balances or 7% of the funds required to be segregated pursuant to the Commodity Act and the regulations, thereunder, if greater.

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

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     Finally, the Rule authorizes the Commission to order a freeze on the transfer of capital if a broker-dealer plans a withdrawal of more than 30% of its excess net capital and the Commission believes that such a withdrawal would be detrimental to the financial integrity of the firm or would jeopardize the broker-dealer's ability to pay its customers. At March 25, 1994, LBI's net capital aggregated $860 million and was $803 million in excess of the minimum requirement. Also at March 25, 1994, Lehman Government Securities Inc., a wholly owned subsidiary of LBI, had net capital which aggregated $294 million and was $276 million in excess of the minimum requirement.

     The Company is subject to other domestic and international regulatory requirements. As of March 31, 1994, the Company believes it is in material compliance with all such requirements.

12.  OTHER CHARGES:

Reduction in Personnel

     During the first quarter of 1994, the Company completed a review of personnel needs, which resulted in the termination of certain personnel. The Company recorded a severance charge of $33 million pre-tax in the first quarter of 1994.

Reserves for Non-Core Businesses

     During the first quarter of 1993, the Company provided $152 million pre-tax ($100 million after-tax) of non-core business reserves. Of this amount, $32 million pre-tax ($21 million after-tax) related to certain non-core partnership syndication activities in which the Company is no longer actively engaged. The remaining $120 million pre-tax ($79 million after-tax) related to reserves recorded in anticipation of the sale of SLHMC. Such sale was completed during the third quarter of 1993.

13.  CHANGE OF FISCAL YEAR-END:

     On March 28, 1994, the Board of Directors of Holdings approved, subject to the Distribution, a change in the Company's fiscal year-end from December 31 to November 30. Such a change to a non-calendar cycle will shift certain year-end administrative activities to a time period that conflicts less with the business needs of the Company's institutional customers. Holdings expects to file a report for the period ending June 30, 1994 with the Commission on or about August 14, 1994; and, in conjunction with its decision to change its fiscal year, Holdings anticipates that its financial statements for the period ending August 31, 1994, will be contained in a report which it expects to file with the Commission on or about October 15, 1994.

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

     During 1993, the Company completed the sale of three businesses: The Boston Company, Shearson, and SLHMC which were completed on May 21, July 31, and August 31, 1993 respectively. The Company's first quarter 1993 operating results reflect The Boston Company as a discontinued operation, while the operating results of Shearson and SLHMC are included in the Company's 1993 results from continuing operations. Because of the significant sale transactions completed during 1993, the Company's 1993 historical financial statements are not fully comparable with the first quarter results of 1994. To facilitate an understanding of the Company's results, the following table separates the Company's first quarter 1993 results into three categories.
These categories are as follows:

o Historical Results: the results of the Company's ongoing businesses; the results of Shearson and SLHMC through their respective sale dates; the loss on the sale of Shearson; the reserves for non-core businesses; and the results of The Boston Company (accounted for as a discontinued operation).

o The Lehman Businesses: the results of the ongoing businesses of the Company.

o Businesses Sold: the results of Shearson and SLHMC; the loss on the sale of Shearson; and the reserves for non-core businesses related to the sale of SLHMC.

                                                                Three Months Ended March 31,
                                                --------------------------------------------------------------
                                                  1994                                1993
                                                ----------       ---------------------------------------------
(UNAUDITED)                                       Lehman           Lehman         Businesses
(IN MILLIONS)                                   Businesses       Businesses           Sold          Historical
                                                ----------       ----------       -----------       ----------
Revenues:
Market making and principal transactions          $  434           $  433            $  155
Investment banking                                   175              164                64
Commissions                                          141              116               364
Interest and dividends                             1,527            1,305                66
Other                                                 17               19               171
                                                  ------           ------            ------
  Total revenues                                   2,294            2,037               820
Interest expense                                   1,453            1,208                62
                                                  ------           ------            ------
  Net revenues                                       841              829               758           $1,587
                                                  ------           ------            ------           ------
Non-interest expenses:
  Compensation and benefits                          450              461               509
  Other expenses                                     270              264               187
  Loss on sale of Shearson                                                              535
  Reserves and other charges                          33               32               120
                                                  ------           ------            ------
     Total non-interest expenses                     753              757             1,351            2,108
                                                  ------           ------            ------           ------
Income (loss) from continuing operations
  before taxes and cumulative effect of
  change in accounting principle                      88               72              (593)            (521)
Provision for income taxes                            33               38                81              119
                                                  ------           ------            ------           ------
Income (loss) from continuing operations
  before cumulative effect of change in
     accounting principle                         $   55           $   34            $ (674)          $ (640)
                                                  ======           ======            ======           ======

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 1994 AND 1993

     The Company reported net income of $42 million for the first quarter of 1994 as compared to a net loss of $451 million for first quarter of 1993. The first quarter 1994 results included a $13 million charge for the cumulative effect of a change in accounting for postemployment benefits as a result of the adoption of SFAS No. 112. The 1993 net loss of $451 million was comprised of net income from the Lehman Businesses of $34 million, net income of $189 million from the discontinued operations of The Boston Company, including a $165 million after-tax gain on the sale and after-tax earnings of $24 million, and a net loss from Businesses Sold of $674 million, which included a loss on the sale of Shearson of $630 million after-tax, a $79 million after-tax charge related to a reserve for non-core businesses recognized in anticipation of the sale of SLHMC, and operating earnings from Shearson of $35 million. The loss on the sale of Shearson included a reduction in goodwill of $750 million and transaction-related costs such as relocation, systems and operations modifications and severance.


THE LEHMAN BUSINESSES
FOR THE THREE MONTHS ENDED MARCH 31, 1994 AND 1993

     Summary. Net income from continuing operations before the cumulative effect of change in accounting principle for the Lehman Businesses increased 63% to $55 million for the first quarter of 1994 from $34 million in the first quarter of 1993. Net income for 1994 included an $18 million ($33 million pre-tax) severance charge while net income for 1993 included a $21 million ($32 million pre- tax) reserve for certain non-core partnership syndication activities in which the Company is no longer actively engaged. Excluding these charges, net income from continuing operations before the cumulative effect of change in accounting principle for the Lehman Businesses increased 33% to $73 million in the first quarter of 1994 from $55 million in the first quarter of 1993. Net revenues from the Lehman Businesses increased slightly to $841 million in the first quarter of 1994 from $829 million in the prior year reflecting strong customer flow partially offset by less favorable trading results. Excluding the Businesses Sold, total non-interest expenses decreased slightly to $753 million in the first quarter of 1994 from $757 million in the first quarter of 1993. The Company's effective tax rate was 38% for the first quarter of 1994 compared to 53% for the Lehman Businesses in the first quarter of 1993.

     Net Revenues. Net revenues increased slightly to $841 million for the first quarter of 1994 from $829 million for the comparable period in 1993. Commissions and investment banking revenue increases of 22% and 7%, respectively, were partially offset by a decline in net interest revenue to $74 million for the first quarter of 1994 from $97 million in the first quarter of 1993.

     Market Making and Principal Transactions. Market making and principal transactions include the results of the Company's market making and trading related to customer activities, as well as proprietary trading for the Company's own account. Revenues from these activities encompass net realized and mark-to-market gains and losses on securities and other financial instruments owned as well as securities and other financial instruments sold but not yet purchased. The Company utilizes various

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



hedging strategies as it deems appropriate to minimize its exposure to significant movements in interest and foreign exchange rates and the equity markets. Market making and principal transactions revenue of $434 million for the first quarter of 1994 was virtually unchanged from the first quarter of 1993. The first quarter 1994 results were comprised of a substantial increase in net revenues from both fixed income derivative products and equity derivative products primarily due to increased volume in these products. The 1994 increase in revenues from derivative products was offset by reduced net revenues from trading activities which were adversely affected by market conditions.

     Investment Banking. Investment banking revenues increased 7% to $175 million for the first quarter of 1994 from $164 million in the prior year period, principally due to the increased merger and financial advisory fees.

     Commissions. Commission revenues increased 22% to $141 million in the first quarter of 1994 from $116 million in the first quarter of 1993, primarily as a result of higher volumes of customer trading of securities and commodities on exchanges. Commission revenues are generated from the Company's agency activities on behalf of corporations, institutions and high net worth individuals.

     Interest and Dividends. Interest and dividend revenues increased 17% to $1,527 million in the first quarter of 1994 from $1,305 million in the first quarter of 1993. Net interest and dividend income decreased to $74 million in the first quarter of 1994 from $97 million in the first quarter of 1993. Net interest and dividend revenue amounts are closely related to the Company's trading activities. The Company evaluates its trading strategies on an overall profitability basis which includes both trading and interest. Therefore, changes in net interest revenue from period to period should not be viewed in isolation but should be viewed in conjunction with revenues from market making and principal transactions.

     Non-interest Expenses. Compensation and benefits expense decreased to $450 million in the first quarter of 1994 from $461 million in the first quarter of 1993. Compensation and benefits expense as a percentage of net revenues decreased to 53.5% in the first quarter of 1994 from 55.6% in the first quarter of 1993.

     Excluding compensation and benefits expense, non-interest expenses increased 2% to $303 million in the first quarter of 1994 from $296 million in 1993. Included within the 1994 first quarter results was a severance charge of $33 million ($18 million after-tax) recognized as a result of a review of personnel needs and on-going cost reduction efforts, which resulted in the termination of certain personnel. The 1993 first quarter results included a $32 million charge ($21 million after-tax) related to certain non-core partnership syndication activities in which the Company is no longer actively engaged. Excluding these charges, other non-interest expenses were $270 million and $264 million for the first quarter of 1994 and 1993, respectively. This increase primarily was due to higher levels of professional services,

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



depreciation and amortization, and brokerage, commissions and clearance fees in the first quarter of 1994, partially offset by a lower level of bad debt expenses in the first quarter of 1994.

     The Company estimates that it will incur expenses in connection with the Concurrent Transactions and certain related expenses of approximately $20 million which will be charged primarily to operating expense in the second quarter of 1994. (See Note 2.) In addition, the Company will recognize compensation expense associated with the Phantom Share Conversion in the second quarter of 1994 equal to the excess, if any, of the market value of the Common Stock issued pursuant to the Phantom Share Conversion over the price paid by employees for the Phantom Shares. (See Note 10.)

     Income Taxes. For the first quarter of 1994, the Lehman Businesses had an income tax provision of $33 million as compared to $38 million a year ago. The 1994 provision consists of a provision of $48 million related to continuing operations before the cumulative effect of change in accounting principle partially offset by a $15 million benefit related to the severance charge. The 1993 provision of $38 million consisted of a provision of $49 million for continuing businesses and a tax benefit of $11 million related to non-core business reserves. The effective tax rate for the Lehman Businesses was 38% for the first quarter of 1994 as compared to 53% in the first quarter of 1993. The lower 1994 effective tax rate reflects a reduction in state and local taxes and taxes related to foreign operations.

     As of March 31, 1994, the Company had approximately $175 million of tax NOLs available to offset future taxable income, the benefits of which have not yet been reflected in the financial statements. Although the benefit related to these NOLs does not currently meet the recognition criteria of SFAS No. 109, strategies are being implemented to increase the likelihood of realization. It is anticipated that approximately $35 million of these NOLs will be transferred to American Express in connection with the Distribution.

     Cost Reduction Effort. In August 1993, the Company announced an expense reduction program with the objective of reducing costs by $200 million on an annualized basis by the end of the first quarter of 1994. The Company's expense structure for the first half of 1993, adjusted for changes in the volume and mix of revenues as well as for additional costs due to external factors such as inflation or new legislation, is the basis against which these goals are being measured. As of March 31, 1994, the Company had taken the following actions which it believes will result in $200 million of cost reductions on an annualized basis: (i) reduced certain purchased costs by lowering the volume of goods and services purchased, renegotiating rates with vendors and strengthening internal compliance with established policies and procedures, (ii) consolidated certain administrative and support functions;
(iii) strengthened compliance and control functions; and (iv) completed its annual review of personnel, resulting in the termination of certain personnel the objective of which was to upgrade personnel and eliminate positions to improve the Company's overall productivity; as a result of this review process, the Company recorded a $33 million severance charge in the first quarter of 1994, as previously discussed.

     In addition to these actions, the Company has identified a variety of actions that are expected to reduce expenses further, such as (i) additional reductions in certain purchased expenses and (ii) the relocation in the summer of 1994 of certain administrative, operations and other support personnel to newly leased facilities in New Jersey.

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



Liquidity and Capital Resources

     Total assets increased to $112.3 billion at March 31, 1994 from $80.5 billion at December 31, 1993. The primary reason for this increase was the adoption of FIN No. 39, which restricts the historical industry practice of offsetting certain receivables and payables. (See Note 8.)

     The Company's asset base consists primarily of cash and cash equivalents, and assets which can be sold within one year, including securities and other financial instruments owned, collateralized short-term agreements and receivables. Long-term assets consist primarily of other receivables, which include a $945 million interest bearing receivable from American Express due in 1996, property, equipment and leasehold improvements, deferred expenses and other assets, and excess of cost over fair value of net assets acquired.

     The Company finances its short-term assets primarily on a secured basis through the use of securities sold under agreements to repurchase, securities loaned, securities and other financial instruments sold but not yet purchased and other collateralized liability structures.

     The Company uses short-term unsecured borrowing sources to fund short-term assets not financed on a secured basis. The Company's primary sources of short-term, unsecured general purpose funding include commercial paper and short-term debt, including master notes and bank borrowings under uncommitted lines of credit. Commercial paper and short-term debt outstanding totaled $14.4 billion at March 31, 1994, compared to $11.2 billion at December 31, 1993. Of these amounts, commercial paper outstanding totaled $4.6 billion at March 31, 1994, compared to $2.6 billion at December 31, 1993. At March 31, 1994, the Company had $1.6 billion of unused committed bank credit lines to support its commercial paper programs.

     The Company's uncommitted lines of credit provide an additional source of short-term financing. At March 31, 1994, the Company had $11.3 billion in uncommitted lines of credit compared to $10.8 billion at December 31, 1993. Uncommitted lines consist of facilities that the Company has been advised are available but for which no contractual lending obligation exists.

     Long-term assets are financed with a combination of long-term debt and equity. The Company's long-term unsecured funding sources are senior notes and subordinated indebtedness. The Company maintains long-term debt in excess of its long-term assets to provide additional liquidity, which the Company uses to meet its short-term funding requirements and to reduce its reliance on commercial paper and short-term debt.

     For the three months ended March 31, 1994, the Company issued approximately $1 billion in senior notes, of which approximately $110 million were fixed rate and the remainder were variable rate. The Company also issued approximately $40 million of fixed rate subordinated indebtedness during the first quarter of 1994. The proceeds of the Company's first quarter issuances were used to provide additional liquidity and to refinance long-term debt maturing in 1994. The Company entered into interest rate swap contracts which effectively converted the interest rates on approximately $720 million of its floating rate senior notes issued during the first quarter of 1994 into new floating interest rates based primarily on LIBOR. The Company also entered into interest rate swap contracts which effectively converted approximately $60 million of its fixed rate senior notes issued during the first quarter of 1994 to a floating rate based primarily on LIBOR. At March 31, 1994, the Company had long-term debt outstanding of $10.6 billion compared to $9.9 billion outstanding at December 31, 1993.

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



     At March 31, 1994, the Company had $2.3 billion available for issuance of debt securities under various shelf registrations. In addition, the Company initiated a $1 billion Euro medium-term note program in July 1993, which is not registered under the Securities Act of 1933. At March 31, 1994, $495 million of issuance availability remained under this program.

SPECIFIC BUSINESS ACTIVITIES AND TRANSACTIONS

     The following sections include information on specific business activities of the Company which affect overall liquidity and capital resources:

     Merchant Banking Partnerships. At March 31, 1994, the Company's investment in merchant banking partnerships was $401 million, which included $171 million in one employee-related partnership in which the Company, as general partner, is entitled to a priority return. At March 31, 1994, the Company had commitments to make investments through merchant banking partnerships of approximately $54 million. The Company's policy is to carry its interests in merchant banking partnerships at fair value based upon the Company's assessment of the underlying investments. The Company's merchant banking investments, made primarily through a series of partnerships (the "1989 Partnerships") are, consistent with the terms of the 1989 Partnerships, expected to be sold or otherwise monetized during the remaining term of the Partnerships.

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

     At March 31, 1994, the carrying value of the Company's investment in the partnership was $166 million and the outstanding balance of the collateralized loans, including accrued interest, was $455 million. The remaining loan balances are expected to be repaid in 1994 through a combination of mortgage remittances, securitizations, asset sales and refinancings by third parties. In April 1994, the Company received an additional loan repayment of approximately $240 million, principally from the proceeds of an asset securitization.

     High Yield Securities. The Company underwrites, trades, invests and makes markets in high yield corporate debt securities. The Company also syndicates, trades and invests in loans to below investment grade companies. For purposes of this discussion, high yield debt securities are defined as securities or loans to companies rated below BBB- by Standard & Poor's Corporation and below Baa3 by Moody's Investor Services, Inc., as well as non-rated securities or loans which, in the opinion of management, are non-investment grade. High yield debt securities are carried at market value and unrealized gains or losses for these securities are reflected in the Company's Consolidated Statement of Operations. The Company's portfolio of such securities at March 31, 1994 and December 31, 1993 included long positions with an aggregate market value of approximately $1.4 billion and $1 billion, respectively, and short positions with an aggregate market value

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



of approximately $240 million and $75 million, respectively. The portfolio may from time to time contain concentrated holdings of selected issues. The Company's two largest high yield positions were $179 million and $56 million at March 31, 1994 and $179 million and $82 million at December 31, 1993.

     Change in Facilities. In 1993, the Company agreed to lease approximately 392,000 square feet of office space located at 101 Hudson Street in Jersey City, New Jersey (the "Operations Center"). The lease term will commence in August 1994 and provides for minimum rental payments of approximately $87 million over its 16-year term. Concurrently, the Company announced it would relocate certain administrative employees to five additional floors at 3 World Financial Center in New York, New York. These floors will be purchased from American Express for approximately $44 million, with the Company financing the purchase through the issuance of notes to American Express. In connection with the relocation of the Operations Center and the additional space at the World Financial Center, the Company anticipates incremental fixed asset additions of approximately $112 million which is expected to be funded from the issuance of long-term debt. The relocation is expected to be completed in the summer of 1994.

     Non-Core Activities and Investments. In March 1990, the Company discontinued the origination of partnerships (whose assets are primarily real estate) and investments in real estate. Currently, the Company acts as a general partner for approximately $4.2 billion of partnership investment capital and manages a real estate investment portfolio with an aggregate investment basis of approximately $316 million. During the first quarter of 1993, the Company recorded a $32 million charge related to a reserve provided for these non-core partnership syndication activities. At March 31, 1994, the Company had remaining net exposure to these investments (defined as the remaining unreserved investment balance plus outstanding commitments and contingent liabilities under guarantees and credit enhancements) of $235 million. In certain circumstances, the Company provides financial and other support and assistance to such investments to maintain investment values. Except as described above, there is no contractual requirement that the Company continue to provide this support. Although a decline in the real estate market or the economy in general or a change in the Company's disposition strategy could result in additional real estate reserves, the Company believes that it is adequately reserved.

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

        The Company has other equity, partnership and debt investments unrelated to its ongoing businesses. At March 31, 1994, the total carrying value of the AMI loan and these other investments was $231 million. Management's intention with regard to non-core assets is the prudent liquidation of these investments as and when possible.

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



SPIN-OFF OF LEHMAN BROTHERS

On April 29, 1994, the Board of Directors of American Express declared a dividend to its common shareholders, subject to certain conditions, of all of Holdings' common stock held by American Express on the dividend distribution date. The dividend is effective on May 31, 1994, to shareholders of record on May 20, 1994. (See Note 2.) As a result of this dividend distribution, the Company will be an independent public company which will be traded on the New York Stock Exchange under the symbol LEH.

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES

                          PART II - OTHER INFORMATION


ITEM 1    LEGAL PROCEEDINGS

     Lehman Brothers is involved in a number of judicial, regulatory and arbitration proceedings concerning matters arising in connection with the conduct of its business. Such proceedings include actions brought against Lehman Brothers and others with respect to transactions in which Lehman Brothers acted as an underwriter or financial advisor, actions arising out of Lehman Brothers' activities as a broker or dealer in securities and commodities and actions brought on behalf of various classes of claimants against many securities and commodities firms of which Lehman Brothers is one.

     Although there can be no assurance as to the ultimate outcome, Lehman Brothers has denied, or believes it has a meritorious defense and will deny liability in all significant cases pending against it including the matters described below, and intends to defend vigorously each such case. Although there can be no assurance as to the ultimate outcome, based on information currently available and established reserves, Lehman Brothers believes that the eventual outcome of the actions against it, including the matters described below, will not, in the aggregate, have a material adverse effect on the business or consolidated financial condition of the Company.

Bamaodah v. E.F Hutton & Company Inc. (Reported in Holdings' Annual Report on Form 10-K)

     On April 26,1994, the Dubai Court of Appeals again affirmed the judgment of the Dubai Civil Court. The Company intends to appeal such judgment.


Ralph Majeski, et al. v. Balcor Entertainment Company, Ltd. et al.; Robert Eckstein, et al. v. Balcor Film Investors, et al. (Reported in Holdings' Annual Report on Form 10-K)

     Under the terms of an agreement between American Express and Holdings, American Express has agreed to indemnify Lehman Brothers for liabilities which it may incur in connection with this action.

Paul Williams and Beverly Kennedy, et al. v. Balcor Pension Investors et al. (Reported in Holdings' Annual Report on Form 10-K)

     Under the terms of an agreement between American Express and Holdings, American Express has agreed to indemnify Lehman Brothers for liabilities which it may incur in connection with this action.

Glynwil Investment, Ltd. v. Shearson Lehman Brothers Inc. (Reported in Holdings' Annual Report on Form 10-K.)

     Discovery is expected to be completed by May 31, 1994, and a briefing schedule for motions and a trial date are expected to be set at a conference on June 7, 1994.


Actions Related to First Capital Holdings Inc. (Reported in Holdings' Annual Report on Form 10-K)

     Under the terms of an agreement between American Express and Holdings, Holdings has agreed to indemnify American Express for liabilities which it may incur in connection with any action (including any derivative action) relating to First Capital Holdings Inc. ("FCH"). In connection therewith, Holdings' indemnification obligation extends to the below described action, in addition to those actions described in Holdings' Annual Report on Form 10-K.

American Express Derivative Action. On June 6, 1991, a purported shareholder derivative action was filed in the United States District Court for the Eastern District of New York, entitled Rosenberg v. Robinson, et al., against all of the then-current directors of American Express. In January 1992, this action was transferred by stipulation to the United States District Court for the Central District of California for coordinated or consolidated proceedings with all other federal actions related to FCH. The complaint alleges that the Board of Directors of American Express should have required Holdings to divest its investment in FCH and to write down such investment sooner. In addition, the complaint alleges that the failure to act constituted a waste of corporate assets and caused damage to American Express' reputation. The complaint seeks a judgment declaring that the directors named as defendants breached their fiduciary duties and duties of loyalty and requiring the defendants to pay money damages to American Express and remit their compensation for the period in which the duties were breached, to pay attorneys' fees and costs and other relief. The defendants have answered the complaint, denying its material allegations.


CC&F Medford III Investment Company v. The Boston Company, Inc. and Wellington-Medford III Properties, Inc. (Reported in Holdings' Annual Report on Form 10-K)

     The stay of proceedings for purposes of facilitating negotiations has been extended and now expires on June 17, 1994, with trial scheduled to commence on or after July 18, 1994.

Maxwell Related Litigation  (Reported in Holdings' Annual Report on Form 10-K)

MacMillan Inc. v. Bishopsgate Investment Trust, Shearson Lehman Brothers Holdings PLC et al.

     On April 12, 1994, MacMillian Inc. appealed the High Court of Justice judgment, which found for the Company on all aspects of its defense.


In re Tiphook Securities Litigation

     On or about January 25, 1994, LBI was served with an Amended Complaint in an action captioned In re Tiphook Securities Litigation. The Amended Complaint purportedly is brought on behalf of all purchasers of American Depository Receipts of Tiphook, PLC ("Tiphook") and all purchasers of various Tiphook debt securities issued in offerings on November 2, 1992, March 8, 1993 and April 23, 1993, during the alleged class period of October 8, 1992 through November 15, 1993. The action is pending in the United States District Court for the District of New Jersey. Also named as defendants are Tiphook, Tiphook Finance and various officers and directors of Tiphook. The Amended Complaint alleges violations of Sections 11 and 15 of the Securities Act of 1933, as amended, by Lehman Brothers and the three other underwriters of the Tiphook note offerings. Such claims are based on alleged misstatements and omissions in the prospectuses for such note offerings. The plaintiffs seek an unspecified amount of damages resulting from the alleged misstatements and omissions. Currently, Tiphook is not honoring its indemnification obligation (set forth in the underwriting agreement among Tiphook, LBI and the other underwriters) to LBI and such other underwriters. The Company believes it has meritorius defenses to this action and intends to defend vigorously.

EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits and reports on Form 8-K are filed as part of this Quarterly Report, or where indicated, were heretofore filed and are hereby incorporated by reference:

(a)  Exhibits:

     12.  Computation in Support of Ratio of Earnings to Fixed Charges.

     99. Pro Forma Consolidated Financial Statements for the quarter ended March 31, 1994.

(b)  Reports on Form 8-K:

     1.   Form 8-K dated February 24, 1994, Items 5 and 7.
     2.   Form 8-K dated April 14, 1994, Items 5 and 7.
     3.   Form 8-K dated April 26, 1994, Items 5 and 7.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    LEHMAN BROTHERS HOLDINGS  INC.
                                    ------------------------------
                                             (Registrant)





Date:  May 10, 1994                 By     /s/ Richard S. Fuld, Jr.
                                         ----------------------------
                                         Richard S. Fuld, Jr.
                                         Chairman of the Board and
                                         Chief Executive Officer
                                         (Principal Executive Officer)



Date:  May 10, 1994                 By     /s/ Robert Matza
                                         ----------------------------
                                         Robert Matza
                                         Chief Financial Officer
                                         (Principal Financial Officer)

                                 EXHIBIT INDEX


Exhibit No.                    Exhibit                                            Page No.
- - - -----------                    -------                                            --------

 Exhibit 12                 Computation in Support of Ratio of Earnings to
                            Fixed Charges.

 Exhibit 99 Pro Forma Consolidated Financial Statements for the quarter ended March 31, 1994.