Form 10-Q
period 1994-06-30
LEHMAN BROTHERS HOLDINGS INC
filed 1994-08-15
CIK 806085

________________________________________________________________________________
________________________________________________________________________________

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-Q


[ X ]             QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1994

                                      OR

[   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                     FOR THE QUARTER ENDED JUNE 30, 1994
                        COMMISSION FILE NUMBER 1-9466

                        LEHMAN BROTHERS HOLDINGS INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                                13-3216325
(STATE OR OTHER JURISDICTION OF INCORPORATION)               (I.R.S. EMPLOYER IDENTIFICATION NO.)


          3 WORLD FINANCIAL CENTER
            NEW YORK, NEW YORK                                              10285
            (ADDRESS OF PRINCIPAL                                         (ZIP CODE)
              EXECUTIVE OFFICES)

     REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (212) 526-7000


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES    X    NO
                                               ------     ------

AS OF JULY 31, 1994, 105,554,309 SHARES OF THE REGISTRANT'S COMMON STOCK, PAR VALUE $.10 PER SHARE, WERE OUTSTANDING.

________________________________________________________________________________
________________________________________________________________________________

                LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES

                                  FORM 10-Q

                     FOR THE QUARTER ENDED JUNE 30, 1994

                                    INDEX

Part I.   FINANCIAL INFORMATION                                                                         Page Number
          ---------------------                                                                         -----------
          Item 1.   Financial Statements

                     Consolidated Statement of Operations -
                       Three and Six Months Ended
                       June 30, 1994 and 1993   . . . . . . . . . . . . . . . . . . . . . . . . . . .        3

                     Consolidated Balance Sheet -
                       June 30, 1994 and
                       December 31, 1993  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        5

                     Consolidated Statement of
                       Cash Flows - Six Months Ended
                       June 30, 1994 and 1993   . . . . . . . . . . . . . . . . . . . . . . . . . . .        7

                     Notes to Consolidated
                       Financial Statements   . . . . . . . . . . . . . . . . . . . . . . . . . . . .        9

          Item 2.  Management's Discussion and
                   Analysis of Financial Condition
                   and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       19

Part II.  OTHER INFORMATION
          -----------------

          Item 1. Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      29

          Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . .      32

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      33

EXHIBIT INDEX  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      34

Exhibits

                LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                 (UNAUDITED)
                     (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                                          Three months ended
                                                                                                June 30,
                                                                                        ----------------------
                                                                                        1994              1993
                                                                                        ----              ----
Revenues
   Market making and principal transactions                                           $   361           $   560
   Investment banking                                                                     151               266
   Commissions                                                                            117               465
   Interest and dividends                                                               1,699             1,483
   Other                                                                                   13               193
                                                                                       ------             -----
       Total revenues                                                                   2,341             2,967
   Interest expense                                                                     1,645             1,360
                                                                                       ------             -----
       Net revenues                                                                       696             1,607
                                                                                       ------             -----
Non-interest expenses
   Compensation and benefits                                                              364               951
   Communications                                                                          51               108
   Brokerage, commissions and clearance fees                                               43                34
   Professional services                                                                   47                54
   Occupancy and equipment                                                                 43                84
   Depreciation and amortization                                                           34                46
   Advertising and market development                                                      32                41
   Other                                                                                   32                78
   Spin-off expenses                                                                       15
                                                                                       ------             -----
        Total non-interest expenses                                                       661             1,396
                                                                                       ------             -----
Income before taxes                                                                        35               211
   Provision for income taxes                                                              15                90
                                                                                       ------             -----
Net income                                                                            $    20            $  121
                                                                                       ======             =====

Net income applicable to common stock                                                 $    12            $  109
                                                                                       ======             =====

Number of shares used in earnings
   per share computation                                                                105.7             105.7
                                                                                       ------             -----
Earnings per common share                                                             $   .11            $ 1.04
                                                                                       ======             =====



                See notes to consolidated financial statements.

                LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                 (UNAUDITED)
                     (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                                          Six months ended
                                                                                               June 30,
                                                                                       ---------------------
                                                                                        1994            1993
                                                                                        ----            ----
Revenues
   Market making and principal transactions                                            $  802          $1,152
   Investment banking                                                                     326             494
   Commissions                                                                            258             945
   Interest and dividends                                                               3,226           2,854
   Other                                                                                   30             383
                                                                                        -----           -----
       Total revenues                                                                   4,642           5,828
   Interest expense                                                                     3,098           2,630
                                                                                        -----           -----
       Net revenues                                                                     1,544           3,198
                                                                                        -----           -----
Non-interest expenses
   Compensation and benefits                                                              814           1,921
   Communications                                                                         101             205
   Brokerage, commissions and clearance fees                                               95              68
   Professional services                                                                   89             106
   Occupancy and equipment                                                                 85             166
   Depreciation and amortization                                                           65              90
   Advertising and market development                                                      63              88
   Other                                                                                   61             177
   Severance charge                                                                        33
   Spin-off expenses                                                                       15
   Loss on sale of Shearson                                                                               535
   Reserves for non-core businesses                                                                       152
                                                                                        -----           -----
        Total non-interest expenses                                                     1,421           3,508
                                                                                        -----           -----
Income (loss) from continuing operations before taxes and
  cumulative effect of change in accounting principle                                     123            (310)
   Provision for income taxes                                                              48             209
                                                                                        -----           -----
Income (loss) from continuing operations before cumulative
  effect of change in accounting principle                                                 75            (519)
Income from discontinued operations, net of taxes:
   Income from operations                                                                                  24
   Gain on disposal                                                                                       165
                                                                                        -----           -----
Net income from discontinued operations                                                                   189
                                                                                        -----           -----
Income (loss) before cumulative effect of change in
  accounting principle                                                                     75            (330)
   Cumulative effect of change in accounting principle                                    (13)
                                                                                        -----           -----
Net income (loss)                                                                      $   62          $ (330)
                                                                                        =====           =====

Net income (loss) applicable to common stock                                           $   42          $ (354)
                                                                                        =====           =====

Number of shares used in earnings per share computation                                 105.7           105.7
                                                                                        -----           -----
Earnings per common share:
   Income (loss) from continuing operations before
     cumulative effect of change in accounting principle                               $  .52          $(5.14)
   Discontinued operations                                                                               1.79
   Cumulative effect of change in accounting principle                                   (.12)
                                                                                        -----           -----
   Net income (loss)                                                                   $  .40          $(3.35)
                                                                                        =====           =====


                See notes to consolidated financial statements.

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 (IN MILLIONS)

                                     ASSETS

                                                                                           June 30,           December 31,
                                                                                             1994                1993
                                                                                          -----------        ------------
                                                                                          (unaudited)
Cash and cash equivalents                                                                 $   1,170          $  1,333

Cash and securities segregated and on deposit
  for regulatory and other purposes                                                           1,562             1,073

Securities and other financial instruments owned                                             47,148            35,699

Collateralized short-term agreements:
   Securities purchased under agreements to resell                                           44,136            26,046
   Securities borrowed                                                                       10,167             4,372

Receivables:
   Brokers and dealers                                                                        6,462             5,059
   Customers                                                                                  3,715             2,646
   Other                                                                                      2,689             2,693

Property, equipment and leasehold
  improvements (net of accumulated
  depreciation and amortization of $481
  in 1994 and $438 in 1993)                                                                     559               529

Deferred expenses and other assets                                                              651               750

Excess of cost over fair value of net assets
   acquired (net of accumulated amortization
   of $113 in 1994 and $107 in 1993)                                                            252               274
                                                                                           --------           -------
                                                                                          $ 118,511          $ 80,474
                                                                                           ========           =======





                See notes to consolidated financial statements.

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (CONTINUED)
                        (IN MILLIONS, EXCEPT SHARE DATA)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                           June 30,         December 31,
                                                                                             1994               1993
                                                                                          ----------        ------------
                                                                                          (unaudited)
Commercial paper and short-term debt                                                       $ 13,474           $ 11,205
Securities and other financial instruments sold
     but not yet purchased                                                                   15,875              8,313
Securities sold under agreements to repurchase                                               63,809             39,191
Securities loaned                                                                             2,671              1,116

Payables:
   Brokers and dealers                                                                        2,399              1,385
   Customers                                                                                  3,849              4,130

Accrued liabilities and other payables                                                        2,557              3,183
Senior notes                                                                                  8,449              7,779
Subordinated indebtedness                                                                     2,118              2,120
                                                                                            -------            -------
       Total liabilities                                                                    115,201             78,422
                                                                                            -------            -------

Stockholders' equity:
   Preferred stock, $1 par value; 38,000,000 shares authorized:
     5% Cumulative Convertible Voting, Series A, 13,000,000
        shares authorized, issued and outstanding; $39.10
        liquidation preference per share                                                        508                508
     Money Market Cumulative, 3,300 shares authorized; 250
       shares issued and outstanding; $1,000,000 liquidation
       preference per share                                                                                        250
     8.44% Cumulative Voting, 8,000,000 shares issued and
       outstanding; $25.00 liquidation preference per share                                     200
     Redeemable Voting, 1,000 shares issued and outstanding;
       $1.00 liquidation preference per share
   Common stock, $.10 par value; 300,000,000 shares authorized;
     1994:  105,608,423 shares issued and 105,554,748 shares
     outstanding; 1993:  53,470,443 shares issued and outstanding
     (168,235,284 prior to the Reverse Stock Split)                                              11                 17
   Additional paid-in capital                                                                 3,173              1,871
   Foreign currency translation adjustment                                                        9                (12)
   Accumulated deficit                                                                         (590)              (582)
   Common stock in treasury, at cost: 1994, 53,675 shares                                        (1)
                                                                                            -------            -------
       Total stockholders' equity                                                             3,310              2,052
                                                                                            -------            -------
                                                                                           $118,511           $ 80,474
                                                                                            =======            =======

                See notes to consolidated financial statements.

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN MILLIONS)

                                                                                              Six months ended
                                                                                                  June 30,
                                                                                         ---------------------------
 CASH FLOWS FROM OPERATING ACTIVITIES                                                      1994              1993
                                                                                           ----              ----
   Income (loss) from continuing operations before
   cumulative effect of change in accounting principle                                   $      75          $  (519)
   Adjustments to reconcile income (loss) to net cash (used in)
   provided by operating activities:
       Depreciation and amortization                                                            65               90
       Provisions for losses and other reserves                                                 56               65
       Loss on sale of Shearson                                                                                 535
       Non-core business reserves                                                                               152
       Deferred tax liability (benefit)                                                        138              (77)
       Other adjustments                                                                        36               29
   Net change in:
       Cash and securities segregated                                                         (489)            (182)
       Receivables from brokers and dealers                                                 (1,403)          (1,617)
       Receivables from customers                                                           (1,069)            (109)
       Securities purchased under agreements to resell                                     (18,090)           1,500
       Securities borrowed                                                                  (5,795)             636
       Loans originated or purchased for resale                                                                 (92)
       Securities and other financial instruments owned                                    (11,449)          (4,624)
       Payables to brokers and dealers                                                       1,014              172
       Payables to customers                                                                  (281)             748
       Accrued liabilities and other payables                                                 (616)             918
       Securities sold under agreements to repurchase                                       24,618            2,239
       Securities loaned                                                                     1,555               65
       Securities & other financial instruments sold but not yet purchased                   7,562           (1,914)
       Other operating assets and liabilities, net                                            (217)             (91)
                                                                                          --------           ------
                                                                                            (4,290)          (2,076)
   Net cash flows provided by operating activities of discontinued operations                                   428
                                                                                          --------           ------
NET CASH (USED IN) OPERATING ACTIVITIES                                                     (4,290)          (1,648)
                                                                                          --------           ------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of senior notes                                                    2,281            1,806
   Principal payments of senior notes                                                       (1,506)            (743)
   Proceeds from issuance of subordinated indebtedness                                         240              206
   Principal payments of subordinated indebtedness                                            (244)            (264)
   Issuance of other indebtedness                                                            3,774            2,958
   Principal payments of other indebtedness                                                 (3,256)          (2,824)
   Increase in commercial paper and short-term debt, net                                     1,799               96
   Proceeds from spin-off                                                                    1,193
   Dividends paid                                                                              (70)             (56)
   Net cash flows used in financing activities of discontinued operations                                      (301)
                                                                                          --------           ------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                $   4,211          $   878
                                                                                          --------           ------

                See notes to consolidated financial statements.

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
                                  (UNAUDITED)
                                 (IN MILLIONS)


                                                                                             Six months ended
                                                                                                 June 30,
                                                                                        --------------------------
                                                                                          1994              1993
                                                                                          ----              ----
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property, equipment
     and leasehold improvements                                                         $   (71)          $    (63)
  Proceeds from the sale of The Boston Company                                                               1,300
  Other                                                                                     (25)               144
   Net cash flows used in investing activities of
      discontinued operations                                                                                  (85)
                                                                                         ------             ------

      NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                                   (96)             1,296
                                                                                         ------             ------

   Net change in cash and cash equivalents
      of discontinued operations                                                                                42
                                                                                         ------             ------

   Effect of exchange rate changes on cash                                                   12                 (2)
                                                                                         ------             ------

       NET CHANGE IN CASH AND CASH EQUIVALENTS                                             (163)               482
                                                                                         ------             ------

   Cash and cash equivalents at beginning of period                                       1,333                641
                                                                                         ------             ------

       CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $ 1,170            $ 1,123
                                                                                         ======             ======


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (IN MILLIONS) (INCLUDING THE BOSTON COMPANY IN 1993)

            Interest paid (net of amount capitalized) totaled $3,158 and $2,769 in the first six months of 1994 and 1993, respectively. Income taxes received totaled $28 and $54 in the first six months of 1994 and 1993, respectively.





                See notes to consolidated financial statements.

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION:

         The consolidated financial statements include the accounts of Lehman Brothers Holdings Inc. ("Holdings") (Holdings together with its subsidiaries, the "Company" or "Lehman Brothers"). The principal subsidiary of Holdings is Lehman Brothers Inc. ("LBI"), a registered broker-dealer. Prior to May 31, 1994, the American Express Company ("American Express") owned 100% of Holdings' common stock, par value $.10 per share (the "Common Stock"), which represented approximately 93% of Holdings' voting stock. Effective May 31, 1994, Holdings became an independent public company with its Common Stock traded on the New York Stock Exchange, Inc. (See Note 2.)

         The Company's financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "Commission") with respect to the Form 10-Q and reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Pursuant to such rules and regulations, certain footnote disclosures which are normally required under generally accepted accounting principles have been omitted. It is recommended that these consolidated financial statements be read in conjunction with the Company's most recent Annual Report on Form 10-K. As described in Note 4, the Company completed the sale of The Boston Company, Inc. ("The Boston Company"), on May 21, 1993. The accompanying consolidated financial statements and notes to consolidated financial statements reflect The Boston Company as a discontinued operation at and for the six month period ended June 30, 1993. The 1993 Consolidated Statement of Operations includes the results of operations of Shearson and SLHMC, which were sold on July 31, 1993 and August 31, 1993, respectively. (See Notes 5 and 6 for definitions and additional information concerning these sales.)

         Earnings per common share was computed by dividing net income applicable to common stock by the weighted average number of common stock and common stock equivalents outstanding. Pursuant to the Commission requirements, the number of shares used in the earnings per share calculation for all periods presented includes common stock as of the Distribution. (See Note 2.)

2.  EQUITY INVESTMENTS AND DISTRIBUTION OF COMMON STOCK:

         On May 31, 1994 all of the shares of Common Stock of Holdings were distributed (the "Distribution") to American Express common shareholders of record on May 20, 1994 (the "Record Date") as the result of a special dividend declared on April 29, 1994 by the Board of Directors of American Express.

         Prior to the Distribution, Holdings effected a 0.3178313 for 1 reverse stock split (the "Reverse Stock Split") which had the effect of reducing the number of shares of Common Stock held by American Express from 168,235,284 to 53,470,443. The calculation of the ratio for the Reverse Stock Split was based upon the number of American Express common shares outstanding on the Record Date. Also prior to the Distribution:

         (i) American Express sold 441,251 shares of Common Stock to certain executive officers of Lehman Brothers for an aggregate purchase price of approximately $11.3 million, or approximately $25.55 per share (the "Offering");

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         (ii) Holdings sold:

              (a) 35,379,920 shares of Common Stock to American Express for an aggregate purchase price of approximately $903.8 million, or approximately $25.55 per share (the "American Express Common Stock Purchase"),
              (b) 3,490,094 shares of Common Stock to Nippon Life Insurance
                  Company ("Nippon Life") for approximately $89.2 million, or approximately $25.55 per share (the "NL Common Stock Purchase"),

              (c) 8,000,000 shares of its Cumulative Voting Preferred Stock
                  (which stock has a dividend rate of 8.44% per annum) (the "Cumulative Preferred Stock") to American Express for an aggregate purchase price of $200 million and

              (d) 928 and 72 shares of its Redeemable Voting Preferred Stock
                  ("Redeemable Preferred Stock") for $1.00 per share to American Express and Nippon Life, respectively (the Cumulative Preferred Stock and the Redeemable Preferred Stock collectively, the "Preferred Stock") (the sales of such Preferred Stock, the "Preferred Stock Purchases").


         (iii) Holdings issued:

              (a) 3,366,677 shares of Common Stock, with an aggregate value of approximately $57 million, upon conversion of all of the outstanding phantom equity interests held by certain key employees of Lehman Brothers pursuant to the terms of the Lehman Brothers Inc. Employee Ownership Plan (the "Phantom Shares Conversion") and

              (b) 9,786,006 shares of Common Stock to American Express in exchange for $250 million of Money Market Preferred Stock of Holdings held by American Express (the "MMP Exchange").

         The American Express Common Stock Purchase, the NL Common Stock Purchase and the Preferred Stock Purchases are collectively referred to herein as the "Equity Investment." The Equity Investment, the Offering, the Phantom Share Conversion, the MMP Exchange and the Distribution are collectively referred to herein as the "Concurrent Transactions." The Company charged approximately $15 million ($12 million after-tax) to operating expenses related to costs incurred in connection with the Concurrent Transactions and other related expenses. The Company and American Express entered into several agreements for the purpose of giving effect to the Distribution and defining their ongoing relationships. As a result of the Reverse Stock Split, the Concurrent Transactions and certain other related transactions, American Express holds stock which provides it with voting rights for approximately
2.9% of the voting securities of Holdings and Nippon Life holds securities of Holdings which on a fully diluted basis provide it with voting rights for approximately 11.2% of the voting securities of Holdings.

                LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Nippon Life Warrant Amendment

         In connection with the Concurrent Transactions, the exercise price of Nippon Life's warrant to purchase 3,304,880 shares of Common Stock (10,398,221 shares before adjusting for the Reverse Stock Split) was reduced from $47.19 per share ($15 per share before adjusting for the Reverse Stock Split) to $35.05 per share.

3.  INCENTIVE PLANS:

         Prior to the Distribution, the Compensation and Benefits Committee (the "Compensation Committee") of the Board of Directors of Holdings adopted, effective as of the date of the Distribution, the Lehman Brothers Holdings Inc. 1994 Management Ownership Plan (the "1994 Plan") and the Lehman Brothers Holdings Inc. 1994 Management Replacement Plan (the "Replacement Plan").

1994 Plan

         The 1994 Plan provides for the Compensation Committee to grant stock options, stock appreciation rights ("SARs"), restricted stock units ("RSUs"), restricted stock, performance shares and performance units to eligible employees. In addition, the 1994 Plan provides that non-employee Directors of Holdings will receive on an annual basis RSUs representing $30,000 of Common Stock, which vest ratably over a three-year period. Stock options may be awarded as either incentive stock options or non-qualified stock options. The exercise price for any stock option shall not be less than the market price of Common Stock on the day of the grant. SARs may be awarded as a single award or in conjunction with a stock option. Vesting provisions for stock options and SARs are at the discretion of the Compensation Committee, but in no case may the term of the award exceed ten years. The 1994 Plan also allows the Compensation Committee to grant certain stock awards to eligible employees, with vesting and performance objective terms determined by such committee. The 1994 Plan expires in ten years. A total of 16,650,000 shares of Common Stock may be subject to awards under the 1994 Plan which number includes 150,000 shares available as RSUs which may be issued to non-employee Directors. No individual may receive options or SARs over the life of the 1994 Plan attributable to more than 1,650,000 shares of Common Stock.

         Effective as of the Distribution, the Compensation Committee awarded 360,720 stock options with an exercise price of $18 per share of Common Stock (the "May Options"), to the executive officers of Lehman Brothers. The May Options, which have a term of ten years, become exercisable in one-third increments on May 31, 1995, 1996 and 1997. Additionally, in accordance with the terms of the 1994 Plan, 73,056 RSUs also were awarded, of which 11,667 of such RSUs were awarded to the seven non-employee Directors of Holdings.

         Under the 1994 Plan, the Compensation Committee approved a stock award program (the "Stock Award Program") pursuant to which, effective July 1, 1994, it awarded, subject to vesting provisions and transfer restrictions, approximately 5,200,000 RSUs (the "Employee RSUs") to eligible employees. Of the Employee RSUs awarded, approximately 4,000,000 will vest July 1, 1995, 200,000 July 1, 1997 and 1,000,000 on July 1, 1999. The Compensation Committee also determined to award RSUs under the Stock Award Program to the executive officers of Lehman Brothers (the "Executive RSUs"), if certain

                LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


performance goals are achieved during the period June 1, 1994 through December 31, 1994. The number of Executive RSUs which will be awarded, if any, will be determined upon completion of such performance period. The Executive RSUs will vest 80% on July 1, 1995 and 20% on July 1, 1999. Each Employee and Executive RSU outstanding on July 1, 1999 related to these grants will be exchanged for a share of Common Stock. Holdings will pay a dividend equivalent on each RSU outstanding based on dividends paid on the Common Stock.

         The Compensation Committee also awarded, effective July 1, 1994, 1,500,000 stock options (the "July Options") to the executive officers of Lehman Brothers. The July Options become exercisable at $18 per share in one-third increments on July 1, 1995, 1996 and 1997 and expire on July 1, 1999.

Replacement Plan

         The Replacement Plan allows the Compensation Committee to grant stock options and restricted stock awards to eligible employees. The primary purpose of the Replacement Plan is to provide awards similar to the American Express common shares granted to Company employees which were cancelled as of the date of the Distribution. A maximum of 3,200,000 shares of Common Stock were available for awards under the Replacement Plan. The number and terms of American Express stock awards outstanding as of May 31, 1994, as well as the then current stock prices of American Express and the Company, were used, in part, to facilitate the determination of the number of shares of Lehman Brothers restricted stock and stock options awarded under the Replacement Plan. Awards made under the Replacement Plan generally contain the same vesting conditions that applied to the cancelled awards.

         Approximately 115,283 restricted shares were awarded under the Replacement Plan to eligible employees. Options relating to 1,834,343 shares of Common Stock exercisable at $18 per share also were granted under the Replacement Plan. These stock options expire at various dates from February 1995 to February 2004.

Employee Stock Purchase Plan

         The Compensation Committee adopted, effective June 1, 1994, the Employee Stock Purchase Plan (the "ESPP") pursuant to which 6,000,000 shares of Common Stock are available for purchase by employees. The ESPP allows employees to purchase Common Stock at a 15% discount from market value, with a maximum of $15,000 in annual aggregate purchases by any one individual. The initial offering period under this plan commenced in July 1994.


4.  SALE OF THE BOSTON COMPANY:

         On May 21, 1993, pursuant to a stock purchase agreement (the "Mellon Agreement") between LBI and Mellon Bank Corporation ("Mellon Bank"), LBI sold to Mellon Bank (the "Mellon Transaction") The Boston Company. Under the terms of the Mellon Agreement, LBI received approximately $1.3 billion in cash, 2,500,000 shares of Mellon Bank common stock and ten-year warrants to purchase an additional 3,000,000 shares of Mellon Bank's common stock at an exercise price of $50 per share. In June 1993, such shares and warrants were sold by LBI to American Express for an

                LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


aggregate purchase price of $169 million. After accounting for transaction costs and certain adjustments, the Company recognized a 1993 first quarter after-tax gain of $165 million for the Mellon Transaction.

         As a result of the Mellon Transaction, the Company treated The Boston Company as a discontinued operation. Accordingly, the Company's financial statements segregate the operating results of The Boston Company for the six month period ended June 30, 1993.

         Presented below are the results of operations and the gain on disposal of The Boston Company included in income from discontinued operations (in millions):

                                                                                             Six months ended
                                                                                               June 30, 1993
                                                                                             ----------------
         Discontinued operations:
             Revenues                                                                               $201
             Expenses                                                                                159
                                                                                                     ---
             Income before taxes                                                                      42
             Provision for income taxes                                                               18
                                                                                                     ---
             Income from operations                                                                   24
             Gain on disposal, net of taxes of $37                                                   165
                                                                                                     ---
             Income from discontinued operations, net of taxes                                      $189
                                                                                                     ===


5.  SALE OF SHEARSON:

       On July 31, 1993, pursuant to an asset purchase agreement (the "Primerica Agreement"), the Company completed the sale (the "Primerica Transaction") of LBI's domestic retail brokerage business (except for such business conducted under the Lehman Brothers name) and substantially all of its asset management business (collectively, "Shearson") to Primerica Corporation (now known as The Travelers Corporation, "Travelers") and its subsidiary Smith Barney, Harris Upham & Co. Incorporated ("Smith Barney"). Also included in the Primerica Transaction were the operations and data processing functions that support these businesses, as well as certain of the assets and liabilities related to these operations.

       LBI received approximately $1.2 billion in cash and a $586 million interest bearing note from Smith Barney which was repaid in January 1994 (the "Smith Barney Note"). The Smith Barney Note was issued as partial payment for certain Shearson assets in excess of $600 million which were sold to Smith Barney. The proceeds received at July 31, 1993, were based on the estimated net assets of Shearson, which exceeded the minimum net assets of $600 million prescribed in the Primerica Agreement. As further consideration for the sale of Shearson, Smith Barney agreed to pay future contingent amounts based upon the combined performance of Smith Barney and Shearson, consisting of up to $50 million per year for three years based on revenues, plus 10% of after-tax profits in excess of $250 million per year over a five-year period (the "Participation Rights"). All Participation Rights, including the first payment, were assigned to American Express prior to the Distribution. As further consideration for the sale of Shearson, LBI received 2,500,000 shares of 5.50% Convertible Preferred Stock, Series B, of Travelers and a warrant to purchase 3,749,466 shares of common stock of Travelers at an exercise price of $39 per share. In August 1993, American Express purchased such preferred stock and warrant from LBI for aggregate consideration of $150 million.

                LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The Company recognized a 1993 first quarter loss related to the Primerica Transaction of approximately $630 million after-tax ($535 million pre-tax), which amount includes a reduction in goodwill of $750 million and transaction-related costs such as relocation, systems and operations modifications and severance.

         Presented below are the results of operations and the loss on the sale of Shearson (in millions):

                                                      Three months ended             Six months ended
                                                        June 30, 1993                 June 30, 1993
                                                      ------------------             ----------------
             Revenues                                      $    752                      $  1,544
             Expenses                                           702                         1,432
             Loss on sale of Shearson                                                         535
                                                            -------                       -------
             Income (loss) before taxes                          50                          (423)
             Provision for income taxes                          24                           146
                                                            -------                       -------
             Net income (loss)                             $     26                      $   (569)
                                                            =======                       =======

6.  SALE OF SHEARSON LEHMAN HUTTON MORTGAGE CORPORATION:

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

7.  SECURITIES AND OTHER FINANCIAL INSTRUMENTS:

         Securities and other financial instruments owned and Securities and other financial instruments sold but not yet purchased are summarized as follows (in millions):

                                                                                     June 30,       December 31,
                                                                                      1994             1993
                                                                                    --------        -----------
    Securities and other financial instruments owned:
         Government and agency obligations                                           $22,466         $15,065
         Corporate obligations and other contractual commitments                      10,602          10,103
         Mortgage-backed                                                               7,573           6,127
         Corporate stocks and options                                                  3,825           2,343
         Certificates of deposit and other money market instruments                    2,603           2,051
         Spot commodities                                                                 79              10
                                                                                      ------          ------
                                                                                     $47,148         $35,699
                                                                                      ======          ======

                LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                        June 30,          December 31,
                                                                                          1994                1993
                                                                                        --------          -----------
    Securities and other financial instruments sold but not yet purchased:
         Government and agency obligations                                               $10,262           $ 5,861
         Corporate obligations and other contractual commitments                           3,028             1,225
         Corporate stocks and options                                                      2,309               947
         Spot commodities                                                                    276               280
                                                                                          ------            ------
                                                                                         $15,875           $ 8,313
                                                                                          ======            ======


8.  PROVISION FOR INCOME TAXES:

       The Company reported a tax expense of $15 million for the second quarter of 1994 compared to $90 million a year ago. For the first six months of 1994, the Company reported a tax expense from continuing operations of $48 million as compared to $209 million a year ago. The effective tax rate was 42% and 39% for the second quarter and first six months of 1994, respectively. The 1994 effective tax rate was greater than the statutory U.S. federal income tax rate principally due to state and local income taxes and the non-deductibility of certain expenses related to the Concurrent Transactions, partially offset by benefits attributable to income subject to preferential tax treatment. The six months 1993 tax provision included expenses of (i) $155 million related to the operating results of Shearson and the businesses that now comprise Lehman Brothers, (ii) $95 million from the sale of Shearson (which resulted primarily from the write-off of $750 million of goodwill which was not deductible for tax purposes) and (iii) a benefit of $41 million related to the $120 million reserve for non-core businesses recorded in anticipation of the sale of SLHMC.

9.  CHANGE IN ACCOUNTING PRINCIPLES:

       Postemployment Benefits. Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 112, "Employers' Accounting for Postemployment Benefits". SFAS No. 112 requires the accrual of obligations associated with services rendered to date for employee benefits accumulated or vested for which payment is probable and can be reasonably estimated. These benefits principally include the continuation of salary, health care and life insurance costs for employees on service disability leaves. The Company previously expensed the cost of these benefits as they were incurred.

       The cumulative effect of adopting SFAS No. 112 reduced net income for the first quarter of 1994 by approximately $13 million after-tax (approximately $23 million pre-tax). Excluding the cumulative effect of this accounting change, the effect of this change on the 1994 results of operations was not material.

       Offsetting of Certain Receivables and Payables. During the first quarter of 1994, the Company adopted Financial Accounting Standards Board Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts" ("FIN No. 39"). FIN No. 39 restricts the historical industry practice of offsetting certain receivables and payables. The increase in the Company's gross assets and liabilities from December 31, 1993 to June 30, 1994 is primarily due to the adoption of FIN No. 39. The Financial

                LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Accounting Standards Board has instructed its staff to explore modifying FIN No. 39 to create certain exceptions, which, if enacted, would substantially mitigate the increase in the Company's gross assets and liabilities resulting from the implementation of FIN No. 39.

10.  BORROWINGS:

         For the six months ended June 30, 1994, the Company issued approximately $2,281 million of senior notes (including $282 million of foreign currency denominated notes) and approximately $240 million of subordinated indebtedness, with maturities ranging from 1995 to 2019. Approximately $487 million of the total debt issued during the first six months of 1994 was fixed rate, with contractual interest rates ranging from 2.75% to 8.05%. The remainder of the issuances have floating rates of interest which are based on a variety of indices, with the majority based on money market indices or the London Interbank Offered Rate (LIBOR). The holders of approximately $140 million of debt issued during the first six months of 1994 have the option to cause the Company to repurchase such notes on dates which range from 1995 to 1999. Of the Company's 1994 floating rate debt issuances $500 million of such debt are redeemable at par at the option of the Company commencing in 1996.


         The Company entered into interest rate swap contracts which effectively converted the interest rates on approximately $1,028 million of its floating rate debt issued during the first six months of 1994 into new floating rates based primarily on LIBOR. The Company also entered into interest rate swap contracts which effectively converted approximately $733 million of its fixed rate debt to floating rates based primarily on LIBOR. Included in this amount are $360 million of interest rate swap contracts which effectively converted fixed rate debt issued prior to 1994 to floating rates. In addition, the Company entered into cross currency swaps to effectively convert all of its foreign currency denominated debt issued during the first six months of 1994 to U.S. dollar denominated obligations.

         The proceeds of the Company's 1994 issuances were used to provide additional liquidity and to refinance long-term debt maturing in 1994. During the six months ended June 30, 1994, approximately $1,750 million of long-term debt matured, including approximately $1,506 million of senior notes and approximately $244 million of subordinated indebtedness.

11.  CAPITAL REQUIREMENTS:

         As registered broker-dealers, LBI and certain of Holdings other subsidiaries are subject to the Net Capital Rule (Rule 15c3-1, the "Rule") promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The New York Stock Exchange, Inc. and the National Association of Securities Dealers, Inc. monitor the application of the Rule by LBI and such subsidiaries, as the case may be. LBI and such subsidiaries compute net capital under the alternative method of the Rule which requires the maintenance of minimum net capital, as defined. A broker-dealer may be required to reduce its business if net capital is less than 4% of aggregate debit balances or 6% of the funds required to be segregated pursuant to the Commodity Exchange Act (the "Commodity Act") and the regulations thereunder, if greater. A broker-dealer may also be prohibited from expanding its business or paying cash dividends if resulting net capital would be less than 5% of aggregate debit balances or 7% of the funds required to be segregated pursuant to the Commodity Act and the regulations thereunder, if greater. In

                LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


addition, the Rule does not allow withdrawal of subordinated capital if net capital would be less than 5% of such debit balances or 7% of the funds required to be segregated pursuant to the Commodity Act and the regulations, thereunder, if greater.

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

         Finally, the Rule authorizes the Commission to order a freeze on the transfer of capital if a broker-dealer plans a withdrawal of more than 30% of its excess net capital and the Commission believes that such a withdrawal would be detrimental to the financial integrity of the firm or would jeopardize the broker-dealer's ability to pay its customers. At June 24, 1994, LBI's net capital aggregated $1,233 million and was $1,175 million in excess of the minimum requirement. At June 30, 1994, Lehman Government Securities Inc., a wholly-owned subsidiary of LBI, had net capital which aggregated $346 million and was $317 million in excess of the minimum requirement.

         The Company is subject to other domestic and international regulatory requirements. As of June 30, 1994, the Company believes it is in material compliance with all such requirements.

12.  OTHER CHARGES:

Spin-off expenses

         During the second quarter of 1994, the Company recorded a charge of $15 million pre-tax ($12 million after-tax) in connection with the Concurrent Transactions and certain related expenses.

Reduction in Personnel

         During the first quarter of 1994, the Company completed a review of personnel needs, which resulted in the termination of certain personnel. The Company recorded a severance charge of $33 million pre-tax ($18 million after-tax) in the first quarter of 1994.

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

                LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13.  CHANGE OF FISCAL YEAR-END:

         On March 28, 1994, the Board of Directors of Holdings approved, subject to the Distribution, a change in the Company's fiscal year-end from December 31 to November 30. Such a change to a non-calendar cycle will shift certain year-end administrative activities to a time period that conflicts less with the business needs of the Company's institutional customers. The Company expects to file its third quarter Form 10-Q for the three month period ended August 31, 1994. Also in conjunction with its decision to change its fiscal year-end, the Company anticipates that its financial statements for the transition period ending November 30, 1994, will be contained in a report on Form 10-K which is expected to be filed with the Commission on or about February 28, 1995.

                LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

         During 1993, the Company completed the sale of three businesses: The Boston Company, Shearson, and SLHMC which were completed on May 21, July 31, and August 31, 1993, respectively. The Company's 1993 operating results reflect The Boston Company as a discontinued operation, while the operating results of Shearson and SLHMC are included in the Company's 1993 results from continuing operations. Because of the significant sale transactions completed during 1993, the Company's 1993 historical financial statements are not fully comparable with the results of 1994. To facilitate an understanding of the Company's results, the following table separates the Company's 1993 results into three categories. These categories are as follows:

- - - -   Historical Results:  the results of the businesses that now comprise Lehman
    Brothers; the results of Shearson and SLHMC through their respective sale dates; the loss on the sale of Shearson; the reserves for non-core businesses; and the results of The Boston Company (accounted for as a discontinued operation).

- - - -   The Lehman Businesses:  the results of the businesses that now comprise
    Lehman Brothers.

- - - -   Businesses Sold:  the results of Shearson and SLHMC; the loss on the sale of Shearson; and the reserves for non-core businesses related to the sale of SLHMC.


                                                                           Three months ended June 30,
                                                        ---------------------------------------------------------------
                                                           1994                                 1993
                                                        ----------           ------------------------------------------
(UNAUDITED)                                               Lehman               Lehman         Businesses
(IN MILLIONS)                                           Businesses           Businesses          Sold        Historical
                                                        ----------           ----------       ---------      ----------
Revenues:
Market making and principal transactions                  $  361               $  433            $  127
Investment banking                                           151                  206                60
Commissions                                                  117                  119               346
Interest and dividends                                     1,699                1,413                70
Other                                                         13                   19               174
                                                           -----                -----             -----
  Total revenues                                           2,341                2,190               777
Interest expense                                           1,645                1,297                63
                                                           -----                -----             -----
  Net revenues                                               696                  893               714         $1,607
                                                           -----                -----             -----          -----
Non-interest expenses:
  Compensation and benefits                                  364                  476               475
  Other expenses                                             282                  256               189
  Reserves and other charges                                  15
                                                           -----                -----             -----
   Total non-interest expenses                               661                  732               664          1,396
                                                           -----                -----             -----          -----
Income before taxes                                           35                  161                50            211
Provision for income taxes                                    15                   66                24             90
                                                           -----                -----             -----          -----
Net income                                                $   20               $   95            $   26         $  121
                                                           =====                =====             =====          =====

                LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS


                                                                            Six months ended June 30,
                                                        ---------------------------------------------------------------
                                                           1994                                 1993
                                                        ----------           ------------------------------------------
(UNAUDITED)                                               Lehman               Lehman         Businesses
(IN MILLIONS)                                           Businesses           Businesses          Sold        Historical
                                                        ----------           ----------       ---------      ----------
Revenues:
Market making and principal transactions                  $  802               $  870            $  282
Investment banking                                           326                  370               124
Commissions                                                  258                  235               710
Interest and dividends                                     3,226                2,718               136
Other                                                         30                   38               345
                                                           -----                -----             -----
  Total revenues                                           4,642                4,231             1,597
Interest expense                                           3,098                2,505               125
                                                           -----                -----             -----
  Net revenues                                             1,544                1,726             1,472          $3,198
                                                           -----                -----             -----           -----
Non-interest expenses:
  Compensation and benefits                                  814                  937               984
  Other expenses                                             559                  524               376
  Loss on sale of Shearson                                                                          535
  Reserves and other charges                                  48                   32               120
                                                           -----                -----             -----
   Total non-interest expenses                             1,421                1,493             2,015           3,508
                                                           -----                -----             -----           -----
Income (loss) from continuing operations
  before taxes and cumulative effect of
  change in accounting principle                             123                  233              (543)           (310)
Provision for income taxes                                    48                  104               105             209
                                                           -----                -----             -----           -----
Income (loss) from continuing operations
  before cumulative effect of change in
   accounting principle                                   $   75               $  129            $ (648)         $ (519)
                                                           =====                =====             =====           =====

RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 1994 AND 1993

         The Company reported net income of $20 million for the second quarter of 1994 after recognition of a $12 million after-tax charge ($15 million pre-tax) in connection with the Concurrent Transactions and certain expenses related to the May 31 divestiture from American Express (the "Spin-off Charge"), as compared to net income of $121 million for the second quarter of 1993. The 1993 net income of $121 million was comprised of net income from the Lehman Businesses of $95 million and net income from Businesses Sold of $26 million. Earnings per share in the second quarter of 1994 were $0.11 and, when adjusted for the Spin-off Charge, $0.23. Earnings per share of $1.04 for the second quarter of 1993 were comprised of $0.79 for the Lehman Businesses and $0.25 for the Businesses Sold, as adjusted for the number of shares of Common Stock outstanding on May 31, 1994.

THE LEHMAN BUSINESSES
FOR THE THREE MONTHS ENDED JUNE 30, 1994 AND 1993

         Summary. Net income for the Lehman Businesses decreased 79% to $20 million for the second quarter of 1994 from $95 million in the second quarter of 1993. Net income for the second quarter of 1994 was $32 million excluding the Spin-off Charge. The Company's second quarter results were affected by the difficult market environment. Lower syndicate volumes in both equities and fixed income had an adverse effect on the Company's business. Market volatility also impaired the

                LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS


profitability of the Company's customer flow activity in certain areas, resulting in a less favorable business mix. Partially offsetting these factors was a higher level of revenues from derivatives, mortgage-backed and financial advisory products and services, as well as the Company's non-U.S. businesses. Net revenues from the Lehman Businesses decreased 22% to $696 million in the second quarter of 1994 from $893 million in the prior year. Total non-interest expenses decreased 10% to $661 million in the second quarter of 1994 from $732 million in the second quarter of 1993, primarily due to decreased compensation and benefits expense. The Company's effective tax rate was 42% for the second quarter of 1994 compared to 41% for the Lehman Businesses in the second quarter of 1993.

         Market Making and Principal Transactions. Market making and principal transactions include the results of the Company's market making and trading related to customer activities, as well as proprietary trading for the Company's own account. Revenues from these activities encompass net realized and mark-to-market gains and losses on securities and other financial instruments owned, as well as securities and other financial instruments sold but not yet purchased. The Company utilizes various hedging strategies as it deems appropriate to minimize its exposure to significant movements in interest and foreign exchange rates and the equity markets. Market making and principal transactions revenues decreased 17% to $361 million for the second quarter of 1994 from $433 million in the second quarter of 1993. The second quarter 1994 results were adversely affected by market conditions, resulting in reduced profitability from the Company's customer flow business in certain areas and proprietary trading activities. Partially offsetting these factors were stronger revenues from the derivatives, mortgage-backed and government businesses.

         Investment Banking. Investment banking revenues decreased 27% to $151 million for the second quarter of 1994 from $206 million in the prior year period, principally due to decreased underwriting revenues. The decrease in underwriting revenues was due to a significantly reduced syndicate calender in both equities and fixed income. Partially offsetting this decrease were increased revenues from merchant banking investments and increased financial advisory fees as compared to the second quarter of 1993.

         Commissions. Commission revenues decreased slightly to $117 million in the second quarter of 1994 from $119 million in the second quarter of 1993, with relatively sustained volumes of customer trading in listed securities. Commission revenues are generated from the Company's agency activities on behalf of corporations, institutions and high net worth individuals.

         Interest and Dividends. Interest and dividend revenues increased 20% to $1,699 million in the second quarter of 1994 from $1,413 million in the second quarter of 1993. However, net interest and dividend income decreased to $54 million in the second quarter of 1994 from $116 million in the second quarter of 1993. Net interest and dividend revenue amounts are closely related to the Company's trading activities. The Company evaluates its trading strategies on an overall profitability basis which includes both market making and principal transactions and net interest. Therefore, changes in net interest and dividend revenue from period to period should not be viewed in isolation but should be viewed in conjunction with revenues from market making and principal transactions. Net interest and dividend revenue is impacted by the balance sheet size and mix of assets, the amount and mix of short and long-term funding sources, as well as the prevailing level, term structure and volatility of interest rates. The

                LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS


1994 decrease in net interest and dividend revenue was due in part to reduced spreads on fixed income products, increased funding cost to the Company as a result of the higher domestic interest rate environment and changes in financial instruments used for hedging.

         Non-interest Expenses. Compensation and benefits expense decreased 24% to $364 million in the second quarter of 1994 from $476 million in the second quarter of 1993, consistent with the lower level of business activity in the second quarter. Compensation and benefits expense as a percentage of net revenues decreased to 52.3% in the second quarter of 1994 from 53.3% in the second quarter of 1993.

         Non-interest expenses were $661 million in the second quarter of 1994, including the $15 million Spin-off Charge, as compared to $732 million in the second quarter of 1993. Excluding compensation and benefits and the Spin-off Charge, non-interest expenses increased 10% to $282 million in the second quarter of 1994. The increase in such expenses, which are less sensitive to business volumes, primarily are due to ongoing investments in the Company's international franchise, as well as additional investments in systems and technology.

         The Company achieved its goal of reducing its costs by $200 million on an annual basis. The Company's expense structure for the first half of 1993, adjusted for changes in the volume and mix of revenues, as well as for additional costs due to external factors such as inflation or new legislation, was the basis against which these goals were measured. However, other factors including the Company's ongoing investments in systems and its international businesses have resulted in increased non-compensation expense levels year over year. The Company remains committed to its expense reduction efforts and the ongoing review of its expense structure in order to achieve greater operating efficiencies while positioning the Company for future global growth.

         Income Taxes. For the second quarter of 1994, the Lehman Businesses had an income tax provision of $15 million as compared to $66 million a year ago. The effective tax rate for the Lehman Businesses was 42% for the second
quarter of 1994 as compared to 41% in the second quarter of 1993.   The 1994
effective tax rate reflects the statutory U.S. federal income tax rate, increased by state and local income taxes and the non-deductibility of a portion of the Spin-off Charge, partially offset by benefits attributable to income subject to preferential tax treatment.

         As of June 30, 1994, the Company had approximately $140 million of tax NOLs available to offset future taxable income, the benefits of which have not yet been reflected in the financial statements. Although the benefit related to these NOLs does not currently meet the recognition criteria of SFAS No. 109, strategies are being implemented to increase the likelihood of realization. Approximately $35 million of NOLs were transferred to American Express during the second quarter in connection with the Distribution.

                LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 1994 AND 1993

         The Company reported net income of $62 million for the first six months of 1994 as compared to a net loss of $330 million for first six months of 1993. The 1994 results included a $13 million charge for the cumulative effect of a change in accounting for postemployment benefits as a result of the adoption of SFAS No. 112, an $18 million severance charge and a $12 million Spin-off Charge. The 1993 net loss of $330 million was comprised of net income from the Lehman Businesses of $129 million, net income of $189 million from the discontinued operations of The Boston Company, including a $165 million after-tax gain on the sale and after-tax earnings of $24 million, and a net loss from the Businesses Sold of $648 million, which included an after-tax loss on the sale of Shearson of $630 million, an after-tax charge of $79 million related to a reserve for non-core businesses recognized in anticipation of the sale of SLHMC, and operating earnings from Shearson of $61 million. The loss on the sale of Shearson included a reduction in goodwill of $750 million and transaction-related costs such as relocation, systems and operations modifications and severance.

         Earnings per share from continuing operations before the cumulative effect of change in accounting principle were $0.52 for the first six months of 1994 as compared to a loss of $5.14 for the first six months of 1993. Earnings per share for the first six months of 1994 were $0.40 as compared to a loss of $3.35 for the comparable period in 1993. Earnings per share in 1993, as adjusted for the number of shares of Common Stock outstanding on the Distribution date, were comprised of $0.99 for the Lehman Businesses, a loss of $6.13 for the Businesses Sold and earnings of $1.79 for the discontinued operations of The Boston Company.

THE LEHMAN BUSINESSES
FOR THE SIX MONTHS ENDED JUNE 30, 1994 AND 1993

         Summary. Net income from continuing operations before the cumulative effect of change in accounting principle for the Lehman Businesses decreased 42% to $75 million for the first six months of 1994 from $129 million in the first six months of 1993. Net income for 1994 included an $18 million ($33 million pre-tax) severance charge and a $12 million ($15 million pre-tax) Spin-off Charge while net income for 1993 included a $21 million ($32 million pre-tax) reserve for certain non-core partnership syndication activities in which the Company is no longer actively engaged. Excluding these charges, net income from continuing operations before the cumulative effect of change in accounting principle for the Lehman Businesses was $105 million in the first six months of 1994 as compared to $150 million in the first six months of 1993. Net revenues from the Lehman Businesses decreased 11% to $1,544 million in the first six months of 1994 from $1,726 million in the prior year reflecting a difficult market environment. Total non-interest expenses decreased 5% to $1,421 million in the first six months of 1994 from $1,493 million in the first six months of 1993. The Company's effective tax rate was 39% for the first six months of 1994 compared to 45% for the Lehman Businesses in the first six months of 1993.

         Market Making and Principal Transactions. Market making and principal transactions revenues decreased 8% to $802 million for the first six months of 1994 from $870 million in the first six months of 1993. The Company's 1994 trading results were adversely affected by market conditions resulting in

                LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS


reduced profitability from fixed income and equity products partially offset by increased net revenues from derivative products.

         Investment Banking. Investment banking revenues decreased 12% to $326 million for the first six months of 1994 from $370 million in the prior year period, due to decreased underwriting revenues resulting from a significantly reduced syndicate calender in both equities and fixed income. Partially offsetting this decrease was a higher level of revenues from merchant banking investments as well as increased financial advisory fees.

         Commissions. Commission revenues increased 10% to $258 million in the first six months of 1994 from $235 million in the first six months of 1993, primarily as a result of higher volumes of customer trading of securities and commodities on exchanges. Commission revenues are generated from the Company's agency activities on behalf of corporations, institutions and high net worth individuals.

         Interest and Dividends. Interest and dividend revenues increased 19% to $3,226 million in the first six months of 1994 from $2,718 million in the first six months of 1993. Net interest and dividend income decreased to $128 million in the first six months of 1994 from $213 million in the first six months of 1993. The Company's net interest revenue was adversely impacted by the combination of reduced spreads on fixed income products, higher funding costs and changes in financial instruments used for hedging.

         Non-interest Expenses. Compensation and benefits expense decreased to $814 million in the first six months of 1994 from $937 million in the first six months of 1993, reflecting reduced business activity in 1994. Compensation and benefits expense as a percentage of net revenues decreased to 52.7% in the first six months of 1994 from 54.3% in the first six months of 1993.

         Non-interest expenses decreased 5% to $1,421 million for the first six months of 1994 from $1,493 million in the first six months of 1993. Excluding compensation and benefits expense, non-interest expenses increased 9% to $607 million in the first six months of 1994 from $556 million in the comparable period in 1993. Included within the 1994 results was a severance charge of $33 million recognized as a result of a review of personnel needs and on-going cost reduction efforts and a $15 million Spin-off Charge. The 1993 results included a $32 million charge related to certain non-core partnership syndication activities in which the Company is no longer actively engaged. Excluding these charges, other non-interest expenses were $559 million and $524 million for the first six months of 1994 and 1993, respectively. This increase was due to higher levels of professional services, depreciation and amortization, and brokerage, commissions and clearance fees in the first six months of 1994 primarily reflecting ongoing investments in the Company's international franchise, systems and technology.

        Income Taxes. For the first six months of 1994, the Lehman Businesses had an income tax provision of $48 million as compared to $104 million a year ago. The effective tax rate for the Lehman Businesses was 39% for the first six months of 1994 as compared to 45% for the first six months of 1993. The 1994 effective tax rate reflects the statutory U.S. federal income tax rate, increased by state and local income taxes and the non-deductibility of a portion of the Spin-off Charge, partially offset by benefits attributable to income subject to preferential tax treatment.

                LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

        Total assets increased to $118.5 billion at June 30, 1994 from $80.5 billion at December 31, 1993. The primary reason for this increase was the adoption of FIN No. 39, which restricts the historical industry practice of offsetting certain receivables and payables. (See Note 9.)

        The Company's asset base consists primarily of cash and cash equivalents and assets which can be sold within one year, including securities and other financial instruments owned, collateralized short-term agreements and receivables. Long-term assets consist primarily of other receivables, which include a $945 million interest bearing receivable from American Express due in 1996, property, equipment and leasehold improvements, deferred expenses and other assets, and excess of cost over fair value of net assets acquired.

        The Company finances its short-term assets primarily on a secured basis through the use of securities sold under agreements to repurchase, securities loaned, securities and other financial instruments sold but not yet purchased and other collateralized liability structures.

        The Company uses short-term unsecured borrowing sources to fund short-term assets not financed on a secured basis. The Company's primary sources of short-term, unsecured general purpose funding include commercial paper and short-term debt, including master notes and bank borrowings under uncommitted lines of credit. Commercial paper and short-term debt outstanding totaled $13.5 billion at June 30, 1994, compared to $11.2 billion at December 31, 1993. Of these amounts, commercial paper outstanding totaled $3.8 billion at June 30, 1994, compared to $2.6 billion at December 31, 1993. At June 30, 1994, Holdings had $2.5 billion of unused committed bank credit lines to support its commercial paper programs.

        The Company's uncommitted lines of credit provide an additional source of short-term financing. At June 30, 1994, the Company had $11.7 billion in uncommitted lines of credit compared to $10.8 billion at December 31, 1993. Uncommitted lines consist of facilities that the Company has been advised are available but for which no contractual lending obligation exists.

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

        For the six months ended June 30, 1994, the Company issued approximately $2.3 billion in senior notes, of which approximately $247 million were fixed rate and the remainder were variable rate. The Company also issued approximately $240 million of fixed rate subordinated indebtedness during the six months ended June 30, 1994. The proceeds of the Company's 1994 issuances were used to provide additional liquidity and to refinance long-term debt maturing in 1994. The Company entered into interest rate swap contracts which effectively converted the interest rates on approximately $1.0 billion of its floating rate debt issued during the first six months of 1994 into new floating rates based primarily on

                LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS


LIBOR. The Company also entered into interest rate swap contracts which effectively converted approximately $733 million of its fixed rate debt to floating rates based primarily on LIBOR. Included in this amount are approximately $360 million of interest rate swap contracts which effectively converted fixed rate debt issued prior to 1994 to floating rates. At June 30, 1994, the Company had long-term debt outstanding of $10.6 billion compared to $9.9 billion outstanding at December 31, 1993.

        At June 30, 1994, the Company had approximately $2.8 billion available for issuance of debt securities under various shelf registrations.

        Pursuant to a clearing agreement (the "Clearing Agreement"), Smith Barney carries and clears, on a fully disclosed basis, all accounts introduced to it by Lehman Brothers, and performs clearing and settlement functions for equities, municipal securities and corporate debt securities. The Clearing Agreement expires on December 31, 1994, but may be extended for up to an additional six months. Lehman Brothers is currently negotiating an agreement with another financial institution to take effect upon the expiration of the Clearing Agrement. Under that agreement it is currently contemplated that such financial institution would provide to Lehman Brothers transaction support services to enable Lehman Brothers to clear the transactions currently cleared by Smith Barney in a manner which would result in the accounts currently carried by Smith Barney being carried on Lehman Brothers books. Although no definitive agreement has been reached, it is anticipated that this new arrangement will take effect during the first half of 1995.

        To broaden and increase the level of employee ownership in Holdings, the Compensation Committee approved the Stock Award Program pursuant to which it awarded, subject to vesting provisions and transfer restrictions, 5.2 million Employee RSUs and determined to award the Executive RSUs to the executive officers of Lehman Brothers if certain performance goals are achieved. The Employee RSUs and the Executive RSUs will comprise part of the bonuses awarded for 1994. Stockholders' equity will increase by approximately $78 million with respect to the award of the Employee RSUs; however, the number of Executive RSUs to be awarded, if any, will be determined upon completion of the performance period. Holdings will meet the share requirements for the Stock Award Program and other Common Stock based compensation and benefit plans by repurchasing shares in the open market or issuing such shares.

SPECIFIC BUSINESS ACTIVITIES AND TRANSACTIONS

        The following sections include information on specific business activities of the Company which affect overall liquidity and capital resources:

        Merchant Banking Partnerships. At June 30, 1994, the Company's investment in merchant banking partnerships was $406 million, which included $158 million in one employee-related partnership in which the Company, as general partner, is entitled to a priority return. At June 30, 1994, the Company had commitments to make investments through merchant banking partnerships of approximately $17 million. The Company's policy is to carry its interests in merchant banking partnerships at fair value based upon the Company's assessment of the underlying investments. The Company's merchant banking investments, made primarily through a series of partnerships, (the "1989 Partnerships") are, consistent with the terms of the 1989 Partnerships, expected to be sold or otherwise monetized during the remaining term of the Partnerships.

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

                LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS


        At June 30, 1994, the carrying value of the Company's investment in the partnership was $170 million and the outstanding balance of the collateralized loans, including accrued interest, was $191 million. The remaining loan balance is expected to be repaid in 1994 through a combination of mortgage remittances, securitizations, asset sales and refinancings by third parties.

        High Yield Securities. The Company underwrites, trades, invests and makes markets in high yield corporate debt securities. The Company also syndicates, trades and invests in loans to below investment grade companies. For purposes of this discussion, high yield debt securities are defined as securities or loans to companies rated below BBB- by Standard & Poor's Corporation and below Baa3 by Moody's Investor Services, Inc., as well as non-rated securities or loans which, in the opinion of management, are non-investment grade. High yield debt securities are carried at market value and unrealized gains or losses for these securities are reflected in the Company's Consolidated Statement of Operations. The Company's portfolio of such securities at June 30, 1994 and December 31, 1993 included long positions with an aggregate market value of approximately $1.1 billion and $1.0 billion, respectively, and short positions with an aggregate market value of approximately $68 million and $75 million, respectively. The portfolio may from time to time contain concentrated holdings of selected issues. The Company's two largest high yield positions were $232 million and $60 million at June 30, 1994 and $179 million and $82 million at December 31, 1993.

        Change in Facilities. In 1993, the Company agreed to lease approximately 392,000 square feet of office space located at 101 Hudson Street in Jersey City, New Jersey (the "Operations Center"). The lease term will commence in August 1994 and provides for minimum rental payments of approximately $87 million over its 16-year term. Concurrently, the Company announced it would relocate certain administrative employees to five additional floors at 3 World Financial Center in New York, New York. Effective August 1, 1994, the Company purchased these floors from American Express for approximately $44 million through an assumption of a portion of the existing debt related to the World Financial Center. In connection with the relocation to the Operations Center and the acquisition of additional space at the World Financial Center, the Company anticipates remaining fixed asset additions of approximately $78 million which is expected to be funded from the issuance of long-term debt. The relocation is expected to be completed by the third quarter of 1994.

        Non-Core Activities and Investments. In March 1990, the Company discontinued the origination of partnerships (the assets of which are primarily real estate) and investments in real estate. Currently, the Company acts as a general partner for approximately $4.2 billion of partnership investment capital and manages a real estate investment portfolio with an aggregate investment basis of approximately $316 million. At June 30, 1994, the Company had remaining net exposure to these investments (defined as the remaining unreserved investment balance plus outstanding commitments and contingent liabilities under guarantees and credit enhancements) of $233 million. In certain circumstances, the Company provides financial and other support and assistance to such investments to maintain investment values. Except as described above, there is no contractual requirement that the Company continue to provide this support. Although a decline in the real estate market or the economy in general or a change in the Company's disposition strategy could result in additional real estate reserves, the Company believes that it is adequately reserved.

                LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS


        The Company holds long-term subordinated indebtedness and equity securities of American Marketing Industries Holding Inc. ("AMI"). The subordinated debt, as amended, matures in 1997, and includes certain provisions which limit cash interest payments and provides for payment-in-kind securities above such cash interest payments.

        The AMI loan is current in payment in accordance with its terms. The Company has other equity, partnership and debt investments unrelated to its ongoing businesses. At June 30, 1994, the total carrying value of the AMI loan and these other investments was $205 million. Certain non-core assets, including the Company's remaining investment in Computervision Corporation, were sold during the second quarter of 1994. The effect of these sales was not material to the Company's second quarter results of opertaions. Management's intention with regard to non-core assets is the prudent liquidation of these investments as and when possible.

SPIN-OFF OF LEHMAN BROTHERS

        On May 31, 1994, American Express effected a special dividend to its common shareholders of record on May 20, 1994, of approximately 98.3 million shares of Common Stock. (See Note 2.) As a result of the Distribution, Holdings became a public corporation with its Common Stock traded on the New York Stock Exchange.

                LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES

                         PART II - -OTHER INFORMATION

ITEM 1           LEGAL PROCEEDINGS

         Lehman Brothers is involved in a number of judicial, regulatory and arbitration proceedings concerning matters arising in connection with the conduct of its business. Such proceedings include actions brought against LBI and others with respect to transactions in which LBI acted as an underwriter or financial advisor, actions arising out of LBI's activities as a broker or dealer in securities and commodities and actions brought on behalf of various classes of claimants against many securities and commodities firms of which LBI is one.

         Although there can be no assurance as to the ultimate outcome, Lehman Brothers has denied, or believes it has meritorious defenses and will deny, liability in all significant cases pending against it including the matters described below, and intends to defend vigorously each such case. Although there can be no assurance as to the ultimate outcome, based on information currently available and established reserves, the Company believes that the eventual outcome of the actions against it, including the matters described below, will not, in the aggregate, have a material adverse effect on its business or consolidated financial condition.

BAMAODAH V. E.F. HUTTON & COMPANY INC. (Reported in Holdings' Annual Report on Form 10-K and First Quarter Report on Form 10-Q)

         The Company has appealed the judgment of the Dubai Court of Appeals to the Court of Cassation.

RALPH MAJESKI, ET AL. V. BALCOR ENTERTAINMENT COMPANY, LTD. ET AL.; ROBERT ECKSTEIN, ET AL. V. BALCOR FILM INVESTORS, ET AL. (Reported in Holdings' Annual Report on Form 10-K and First Quarter Report on Form 10-Q)

         The United States District Court for the Eastern District of Wisconsin has set a trial date of October 4, 1994.

PAUL WILLIAMS AND BEVERLY KENNEDY, ET AL. V. BALCOR PENSION INVESTORS ET AL. (Reported in Holdings' Annual Report on Form 10-K and First Quarter Report on Form 10-Q)

         The United States District Court for the Northern District of Illinois granted plaintiffs' motion for class certification, but invited defendants to move for reconsideration.

GLYNWIL INVESTMENT, LTD. V. SHEARSON LEHMAN BROTHERS INC. (Reported in Holdings' Annual Report on Form 10-K and First Quarter Report on Form 10-Q)

         Discovery is expected to be completed by September 16, 1994.

CC&F MEDFORD III INVESTMENT COMPANY V. THE BOSTON COMPANY, INC. AND WELLINGTON-MEDFORD III PROPERTIES, INC. (Reported in Holdings' Annual Report on Form 10-K and First Quarter Report on Form 10-Q)

         The parties have settled all disputes among them and a Stipulation of Dismissal has been filed in the Superior Court of the Commonwealth of Massachusetts.


ACTIONS RELATING TO NATIONAL ASSOCIATION OF SECURITIES DEALERS AUTOMATED QUOTATIONS SYSTEM ("NASDAQ") MARKET MAKER ANTITRUST AND SECURITIES LITIGATION.

         Since May 1994, at least 15 class actions have been filed in various state and federal courts against various broker-dealers making markets in NASDAQ securities. To date, LBI has been named specifically as a defendant in ten of these actions. Plaintiffs in these cases have alleged violations of the antitrust laws, securities laws and have pled a variety of other statutory and common law claims. All of these actions are based on the theory that because odd-eighth quotes occur less often than quarter quotes, NASDAQ market makers must be colluding wrongfully to maintain a wider spread. At this time, it is premature to express an opinion as to the ultimate outcome of these actions, although LBI believes that it has meritorious defenses to these claims, which it intends to pursue vigorously.

Actions In Which LBI Is Named As A Defendant

         Federal Court Actions, During a period commencing on or about July
6, 1994 and ending on or about July 12, 1994, seven separate class actions entitled SILVERMAN V. ALEX BROWN & SONS ET AL.; FRANGIOSA V. ALEX BROWN & SONS ET AL.; KRUM V. ALEX BROWN & SONS ET AL.; SACHS V. ALEX BROWN & SONS ET AL.; HENNESSEY V. ALEX BROWN & SONS ET AL.; LUTZ V. ALEX BROWN & SONS ET AL. AND TOLCHIN V. ALEX BROWN & SONS ET AL., were instituted in the United States District Court for the District of Columbia. On or about July 1, 1994, a class action entitled DERDEL V. ALEX BROWN & SONS ET AL. was instituted in the United States District Court for the District of Maryland. On or about July 29,
1994, a class action entitled JOHNSON V. ALEX BROWN & SONS ET AL. was instituted in the United States District Court for the District of Minnesota. All of the aforementioned complaints were filed on behalf of customers of any defendant or any affiliate of any defendant who purchased or sold securities through NASDAQ within four years of the filing of the respective complaints. The complaints specifically name 24 broker-dealers as defendants, including LBI. The allegations in these complaints are similar, and each alleges violations of the antitrust laws and seeks treble damages, costs and attorneys' fees and injunctive relief.

         By a series of motions, all of the above mentioned federal actions are before the Judicial Panel on Multidistrict Litigation (the "Judicial Panel") for transfer and coordination or consolidation in a single district court. LBI has taken the position before the Judicial Panel that all of these cases should be transferred to the Southern District of New York. LBI anticipates that the Judicial Panel will issue a ruling in the early fall. Pending that ruling, the plaintiffs have agreed that LBI need not respond to any of the complaints.

         State Court Action. On or about May 27, 1994, a class action entitled ABEL ET AL. V. MERRILL LYNCH ET AL. was instituted in the Superior Court of the State of California, County of San Diego. This complaint was filed on behalf of all residents of California who, within the last four years, purchased or sold any security listed on the NASDAQ. The complaint specifically named
13 broker-dealers as defendants, including LBI. The complaint generally alleges violations of the California Business and Professions Code - - specifically the Cartwright Act and the Unfair Competition Act - - and seeks treble damages, costs and attorneys' fees, restitution and injunctive relief.

Actions In Which LBI Is Not Specifically Named As A Defendant

         To date, LBI is aware of five actions with allegations similar to those in the above mentioned cases, but in which LBI is not specifically named as a defendant: three actions commenced in the Southern District of New York (ROBINSON V. HERZOG, HEINE, GEDULD ET AL.; KAYE AND DESAI V. HERZOG, HEINE, GEDULD ET AL.; and DAMPF V. HERZOG, HEINE, GEDULD ET AL.); one action in the Southern District of California (PERLMAN V. HERZOG, HEINE, GEDULD ET AL.); and one action in the Northern District of Illinois (DOLINAR V. SHERWOOD SECURITIES CORP. ET AL.). It is possible that LBI could be deemed to be a member of the defendant classes, as defined in such actions; however, as with the above described federal court suits in which LBI has been named, motions are pending to consolidate the matters.

EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits and reports on Form 8-K are filed as part of this Quarterly Report, or where indicated, were heretofore filed and are hereby incorporated by reference:

(a)      Exhibits:

         11.     Computation of Per Share Earnings.

         12.     Computation in Support of Ratio of Earnings to Fixed Charges.

         99. Pro Forma Consolidated Statements of Operations for the year ended December 31, 1993 and for the six months ended June 30, 1994.


(b)      Reports on Form 8-K:

         1.      Form 8-K dated June 7, 1994, Item 5.

         2.      Form 8-K dated June 15, 1994, Item 8.

         3.      Form 8-K dated July 29, 1994, Items 5 and 7.

                                  SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                LEHMAN BROTHERS HOLDINGS INC.
                                                ----------------------------
                                                       (Registrant)





Date: August 15, 1994                     By    /s/ Richard S. Fuld, Jr.
                                                --------------------------
                                                Richard S. Fuld, Jr.
                                                Chairman of the Board and
                                                Chief Executive Officer
                                                (Principal Executive Officer)




Date:  August 15, 1994                    By   /s/ Robert Matza
                                                --------------------------
                                                Robert Matza
                                                Chief Financial Officer
                                                (Principal Financial Officer)

                                 EXHIBIT INDEX



EXHIBIT NO.                                EXHIBIT
- - - -----------                                -------

Exhibit 11       Computation of Per Share Earnings.

Exhibit 12       Computation in Support of Ratio of Earnings to Fixed Charges.

Exhibit 99 Pro Forma Consolidated Statements of Operations year ended December 31, 1993 and for the for the six months ended June 30, 1994