Form 10-Q
period 1994-08-31
LEHMAN BROTHERS HOLDINGS INC
filed 1994-10-17
CIK 806085

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


[X]               QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1994

                                       OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                         COMMISSION FILE NUMBER 1-9466

                         LEHMAN BROTHERS HOLDINGS INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     DELAWARE                                                             13-3216325
(STATE OR OTHER JURISDICTION OF INCORPORATION)                               (I.R.S. EMPLOYER IDENTIFICATION NO.)


          3 WORLD FINANCIAL CENTER
             NEW YORK, NEW YORK                                                              10285
           (ADDRESS OF PRINCIPAL                                                          (ZIP CODE)
             EXECUTIVE OFFICES)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (212) 526-7000


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES    X    NO
                                              --------    -------

AS OF SEPTEMBER 30, 1994, 105,522,658 SHARES OF THE REGISTRANT'S COMMON STOCK,
PAR VALUE $.10 PER SHARE, WERE OUTSTANDING.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES

                                   FORM 10-Q

                     FOR THE QUARTER ENDED AUGUST 31, 1994

                                     INDEX

Part I.          FINANCIAL INFORMATION                                                                         Page Number
                 ---------------------                                                                         -----------
         Item 1.     Financial Statements

                          Consolidated Statement of Operations -
                            Three and Eight Months Ended
                            August 31, 1994 and Three and Nine
                            Months Ended September 30, 1993 . . . . . . . . . . . . . . . . . . . . . . . .       3

                          Consolidated Balance Sheet -
                            August 31, 1994 and
                            December 31, 1993 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       5

                          Consolidated Statement of Cash Flows -
                            Eight Months Ended August 31, 1994 and
                            Nine Months Ended September 30, 1993  . . . . . . . . . . . . . . . . . . . . .       7

                          Notes to Consolidated
                            Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       9

         Item 2.     Management's Discussion and
                     Analysis of Financial Condition
                     and Results of Operations      . . . . . . . . . . . . . . . . . . . . . . . . . . . .      19

Part II.         OTHER INFORMATION
                 -----------------
         Item 1.     Legal Proceedings      . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      29

         Item 6.     Exhibits and Reports on Form 8-K   . . . . . . . . . . . . . . . . . . . . . . . . . .      31

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

Exhibits

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)
                      (IN MILLIONS, EXCEPT PER SHARE DATA)



                                                                              Three months ended
                                                                    --------------------------------------
                                                                    August 31,              September 30,
                                                                       1994                      1993
                                                                    ------------            --------------
Revenues
   Market making and principal transactions                            $  335                   $  484
   Investment banking                                                     172                      233
   Commissions                                                            113                      244
   Interest and dividends                                               1,901                    1,535
   Other                                                                   16                       88
                                                                      -------                  -------
          Total revenues                                                2,537                    2,584
   Interest expense                                                     1,818                    1,411
                                                                      -------                  -------
          Net revenues                                                    719                    1,173
                                                                      -------                  -------
Non-interest expenses
   Compensation and benefits                                              388                      625
   Brokerage, commissions and clearance fees                               58                       61
   Communications                                                          51                       66
   Professional services                                                   49                       52
   Occupancy and equipment                                                 45                       49
   Depreciation and amortization                                           33                       35
   Advertising and market development                                      33                       40
   Other                                                                   29                       71
                                                                      -------                  -------
          Total non-interest expenses                                     686                      999
                                                                      -------                  -------
Income before taxes                                                        33                      174
   Provision for income taxes                                              11                       60
                                                                      -------                  -------
Net income                                                            $    22                  $   114
                                                                      =======                  =======

Net income applicable to common stock                                 $    11                  $   102
                                                                      =======                  =======

Number of shares used in per share
 computation                                                           109 .1                    105.7
                                                                       ======                   ======

Earnings per common share                                             $   .10                  $   .96
                                                                      =======                  =======





                See notes to consolidated financial statements.

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                 Eight months ended       Nine months ended
                                                                     August 31,             September 30,
                                                                        1994                    1993
                                                                 ------------------       -----------------
Revenues
  Market making and principal transactions                            $1,054                     $1,673
  Investment banking                                                     421                        727
  Commissions                                                            332                      1,189
  Interest and dividends                                               4,547                      4,388
  Other                                                                   41                        472
                                                                      ------                     ------
      Total revenues                                                   6,395                      8,449
  Interest expense                                                     4,365                      4,042
                                                                      ------                     ------
      Net revenues                                                     2,030                      4,407
                                                                      ------                     ------
Non-interest expenses
  Compensation and benefits                                            1,057                      2,546
  Brokerage, commissions and clearance fees                              178                        168
  Communications                                                         135                        271
  Professional services                                                  122                        158
  Occupancy and equipment                                                115                        215
  Depreciation and amortization                                           86                        124
  Advertising and market development                                      85                        128
  Other                                                                   76                        246
  Severance charge                                                        33
  Spin-off expenses                                                       15
  Loss on sale of Shearson                                                                          535
  Reserves for non-core businesses                                                                  152
                                                                      ------                     ------
      Total non-interest expenses                                      1,902                      4,543
                                                                      ------                     ------
Income (loss) from continuing operations before taxes
  and cumulative effect of change in accounting principle                128                       (136)
  Provision for income taxes                                              48                        269
                                                                      ------                     ------
Income (loss) from continuing operations before
  cumulative effect of change in accounting principle                     80                       (405)
Income from discontinued operations, net of taxes:
  Income from operations                                                                             24
  Gain on disposal                                                                                  165
                                                                      ------                     ------
Net income from discontinued operations                                                             189
                                                                      ------                     ------
Income (loss) before cumulative effect of change in
  accounting principle                                                    80                       (216)
Cumulative effect of change in accounting principle                      (13)
                                                                      ------                     ------
Net income (loss)                                                     $   67                     $ (216)
                                                                     =======                    =======
Net income (loss) applicable to common stock                          $   40                     $ (252)
                                                                     =======                    =======
Number of shares used in per share computation                         107.0                      105.7
                                                                     =======                    =======
Earnings per common share:
  Income (loss) from continuing operations before
    cumulative effect of change in accounting principle              $   .49                    $ (4.17)
  Discontinued operations                                                                          1.79
  Cumulative effect of change in accounting principle                   (.12)
                                                                      ------                     ------
  Net income (loss)                                                  $   .37                    $ (2.38)
                                                                     =======                    =======





                See notes to consolidated financial statements.

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 (IN MILLIONS)

                                     ASSETS

                                                                                        August 31,        December 31,
                                                                                           1994               1993
                                                                                        ----------        ------------
                                                                                        (unaudited)
Cash and cash equivalents                                                                  $    847          $  1,333

Cash and securities segregated and on deposit
  for regulatory and other purposes                                                           1,418             1,073

Securities and other financial instruments owned                                             51,749            35,699

Collateralized short-term agreements:
   Securities purchased under agreements to resell                                           44,569            26,046
   Securities borrowed                                                                        9,093             4,372

Receivables:
   Brokers and dealers                                                                        6,330             5,059
   Customers                                                                                  3,050             2,646
   Other                                                                                      2,698             2,693

Property, equipment and leasehold
  improvements (net of accumulated
  depreciation and amortization of $494
  in 1994 and $438 in 1993)                                                                     607               529

Deferred expenses and other assets                                                              642               750

Excess of cost over fair value of net assets
   acquired (net of accumulated amortization
   of $114 in 1994 and $107 in 1993)                                                            243               274
                                                                                           --------          --------

                                                                                           $121,246          $ 80,474
                                                                                           ========          ========





                See notes to consolidated financial statements.

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (CONTINUED)
                        (IN MILLIONS, EXCEPT SHARE DATA)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                         August 31,       December 31,
                                                                                           1994               1993
                                                                                      -------------       ------------
                                                                                         (unaudited)
Commercial paper and short-term debt                                                      $ 13,000          $11,205
Securities and other financial instruments sold
  but not yet purchased                                                                     15,893            8,313
Securities sold under agreements to repurchase                                              67,826           39,191
Securities loaned                                                                            1,988            1,116

Payables:
   Brokers and dealers                                                                       2,488            1,385
   Customers                                                                                 3,264            4,130

Accrued liabilities and other payables                                                       2,600            3,183
Senior notes                                                                                 8,460            7,779
Subordinated indebtedness                                                                    2,367            2,120
                                                                                          --------          -------
       Total liabilities                                                                   117,886           78,422
                                                                                          --------          -------

Stockholders' equity:
   Preferred stock, $1 par value; 38,000,000 shares authorized:
     5% Cumulative Convertible Voting, Series A, 13,000,000
        shares authorized, issued and outstanding; $39.10
        liquidation preference per share                                                       508              508
     Money Market Cumulative, 3,300 shares authorized; 250
       shares issued and outstanding; $1,000,000 liquidation
       preference per share                                                                                     250
     8.44% Cumulative Voting, 8,000,000 shares issued and
       outstanding; $25.00 liquidation preference per share                                    200
     Redeemable Voting, 1,000 shares issued and outstanding;
       $1.00 liquidation preference per share
   Common stock, $.10 par value; 300,000,000 shares authorized;
     1994:  105,608,423 shares issued and 105,528,914 shares
     outstanding; 1993:  53,470,443 shares issued and outstanding
     (168,235,284 prior to the Reverse Stock Split)                                             11               17
   Common stock issuable                                                                        77
   Additional paid-in capital                                                                3,173            1,871
   Foreign currency translation adjustment                                                       3              (12)
   Accumulated deficit                                                                        (610)            (582)
   Common stock in treasury, at cost: 1994, 79,509 shares                                       (2)
                                                                                          --------          -------
       Total stockholders' equity                                                            3,360            2,052
                                                                                          --------          -------
                                                                                          $121,246         $ 80,474
                                                                                          ========         ========

                See notes to consolidated financial statements.

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN MILLIONS)

                                                                           Eight months              Nine months
                                                                          ended August 31,        ended September 30,
                                                                                1994                     1993
                                                                          ----------------        -------------------
   CASH FLOWS FROM OPERATING ACTIVITIES
   Income (loss) from continuing operations before
   cumulative effect of change in accounting principle                      $     80                    $ (405)
   Adjustments to reconcile income (loss) to net cash
   used in operating activities:
       Depreciation and amortization                                              86                       124
       Provisions for losses and other reserves                                   54                        94
       Loss on sale of Shearson                                                  535
       Non-core business reserve152

       Deferred tax liability (benefit)                                          138                      (153)
       Other adjustments                                                          70                       124
   Net change in:
       Cash and securities segregated                                           (345)                      197
       Receivables from brokers and dealers                                   (1,271)                     (891)
       Receivables from customers                                               (404)                     (606)
       Securities purchased under agreements to resell                       (18,523)                   (1,177)
       Securities borrowed                                                    (4,721)                    4,125
       Loans originated or purchased for resale                                                            (62)
       Securities and other financial instruments owned                      (16,050)                   (7,319)
       Payables to brokers and dealers                                         1,103                      (349)
       Payables to customers                                                    (866)                        7
       Accrued liabilities and other payables                                   (505)                    1,045
       Securities sold under agreements to repurchase                         28,635                     4,229
       Securities loaned                                                         872                    (1,549)
       Securities and other financial instruments sold
          but not yet purchased                                                7,580                    (1,607)
       Other operating assets and liabilities, net                              (265)                     (721)
                                                                             -------                   -------
                                                                              (4,332)                   (4,207)
   Net cash flows provided by operating activities of
       discontinued operations                                                                             428
                                                                             -------                   -------
       NET CASH USED IN OPERATING ACTIVITIES                                 $(4,332)                  $(3,779)
                                                                             -------                   -------





                See notes to consolidated financial statements.

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
                                  (UNAUDITED)
                                 (IN MILLIONS)

                                                                            Eight months              Nine months
                                                                           ended August 31,        ended September 30,
                                                                                 1994                     1993
                                                                           ----------------        -------------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of senior notes                                      $ 2,537                   $ 2,920
   Principal payments of senior notes                                           (1,767)                     (887)
   Proceeds from issuance of subordinated indebtedness                             540                       208
   Principal payments of subordinated indebtedness                                (294)                     (502)
   Issuance of other indebtedness                                                3,949                     4,598
   Principal payments of other indebtedness                                     (4,151)                   (4,654)
   Increase (decrease) in commercial paper and
     short-term debt, net                                                        2,046                      (143)
   Proceeds from spin-off                                                        1,193
   Dividends paid                                                                  (82)                     (119)
   Net cash flows used in financing activities of
     discontinued operations                                                                                (301)
                                                                                ------                    ------
       NET CASH PROVIDED BY FINANCING ACTIVITIES                                 3,971                     1,120
                                                                                ------                    ------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property, equipment and
    leasehold improvements                                                        (137)                     (101)
  Proceeds from the sale of The Boston Company                                                             1,300
  Proceeds from the sale of Shearson                                                                       1,200
  Proceeds from sale of SLHMC                                                                                 70
  Other                                                                                                      729
  Net cash flows used in investing activities
    of discontinued operations                                                                               (85)
                                                                                ------                    ------
       NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                        (137)                    3,113
                                                                                ------                    ------
   Net change in cash and cash equivalents
     of discontinued operations                                                                               42
                                                                                ------                    ------
   Effect of exchange rate changes on cash                                          12                        (6)
                                                                                ------                    ------
       NET CHANGE IN CASH AND CASH EQUIVALENTS                                    (486)                      406
                                                                                ------                    ------
   Cash and cash equivalents at beginning of period                              1,333                       641
                                                                                ------                    ------
       CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $   847                   $ 1,047
                                                                                ======                    ======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (IN MILLIONS) (INCLUDING THE BOSTON COMPANY)

            Interest paid (net of amount capitalized) totaled $4,286 and $4,153 in the first eight months of 1994 and nine months of 1993, respectively.
Income taxes received totaled $43 and $40 in the first eight months of 1994 and nine months of 1993, respectively.

                See notes to consolidated financial statements.

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





1.  BASIS OF PRESENTATION:

         The consolidated financial statements include the accounts of Lehman Brothers Holdings Inc. ("Holdings") (Holdings together with its subsidiaries, the "Company" or "Lehman Brothers"). The principal subsidiary of Holdings is Lehman Brothers Inc. ("LBI"), a registered broker-dealer. Prior to May 31, 1994, the American Express Company ("American Express") owned 100% of Holdings' common stock, par value $.10 per share (the "Common Stock"), which represented approximately 93% of Holdings' voting stock. Effective May 31, 1994, Holdings became a widely held public company with its Common Stock traded on the New York Stock Exchange, Inc. (See Note 2.)

         The Company's financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "Commission") with respect to the Form 10-Q and reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Pursuant to such rules and regulations, certain footnote disclosures which are normally required under generally accepted accounting principles have been omitted. It is recommended that these consolidated financial statements be read in conjunction with the Company's most recent Annual Report on Form 10-K. As described in Note 4, the Company completed the sale of The Boston Company, Inc. ("The Boston Company"), on May 21, 1993. The accompanying consolidated financial statements and notes to consolidated financial statements reflect The Boston Company as a discontinued operation for the nine month period ended September 30, 1993. The 1993 Consolidated Statement of Operations includes the results of operations of Shearson and SLHMC, which were sold on July 31, 1993 and August 31, 1993, respectively. (See Notes 5 and 6 for definitions and additional information concerning these sales.)

         Certain amounts reflect reclassifications to conform to the current period's presentation.

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

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





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

         The American Express Common Stock Purchase, the NL Common Stock Purchase and the Preferred Stock Purchases are collectively referred to herein as the "Equity Investment." The Equity Investment, the Offering, the Phantom Share Conversion, the MMP Exchange and the Distribution are collectively referred to herein as the "Concurrent Transactions." The Company charged approximately $15 million ($12 million after-tax) to operating expenses in the second quarter of 1994 related to costs

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





incurred in connection with the Concurrent Transactions and other related expenses. The Company and American Express entered into several agreements for the purpose of giving effect to the Distribution and defining their ongoing relationships.

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

         Under the 1994 Plan, the Compensation Committee approved a stock award program (the "Stock Award Program") pursuant to which, effective July 1, 1994, it awarded, subject to vesting provisions and

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





transfer restrictions, approximately 5,200,000 RSUs (the "Employee RSUs") to eligible employees. Of the Employee RSUs awarded, approximately 4,000,000 will vest July 1, 1995, 200,000 July 1, 1997 and 1,000,000 on July 1, 1999. The
Compensation Committee also determined to award RSUs under the Stock Award Program to the executive officers of Lehman Brothers (the "Executive RSUs"), if certain performance goals are achieved during the period June 1, 1994 through December 31, 1994. The number of Executive RSUs which will be awarded, if any, will be determined upon completion of such performance period. The Executive RSUs will vest 80% on July 1, 1995 and 20% on July 1, 1999. Each Employee and Executive RSU outstanding on July 1, 1999 related to these grants will be exchanged for a share of Common Stock. Holdings will pay a dividend equivalent on each RSU outstanding based on dividends paid on the Common Stock.

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

         Approximately 115,283 restricted shares were awarded under the Replacement Plan to eligible employees. Options relating to 1,827,343 shares of Common Stock exercisable at $18 per share also were granted under the Replacement Plan. These stock options expire at various dates from February 1995 to February 2004.

Employee Stock Purchase Plan

         The Compensation Committee adopted, effective June 1, 1994, the Employee Stock Purchase Plan (the "ESPP") pursuant to which 6,000,000 shares of Common Stock are available for purchase by employees. The ESPP allows employees to purchase Common Stock at a 15% discount from market value, with a maximum of $15,000 in annual aggregate purchases by any one individual. The initial purchase under this plan occurred on August 31, 1994. The shares were purchased in the open market and thus did not increase the total shares outstanding.

4.  SALE OF THE BOSTON COMPANY:

         On May 21, 1993, pursuant to a stock purchase agreement (the "Mellon Agreement") between LBI and Mellon Bank Corporation ("Mellon Bank"), LBI sold to Mellon Bank (the "Mellon

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





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

         As a result of the Mellon Transaction, the Company treated The Boston Company as a discontinued operation. Accordingly, the Company's financial statements segregate the operating results of The Boston Company for the nine month period ended September 30, 1993.

         Presented below are the results of operations and the gain on disposal of The Boston Company included in income from discontinued operations (in millions):

                                                                                           Nine months ended
                                                                                           September 30, 1993
                                                                                           ------------------
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

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





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

         The Company recognized a 1993 first quarter loss related to the Primerica Transaction of approximately $630 million after- tax ($535 million pre-tax), which amount includes a reduction in goodwill of $750 million and transaction-related costs such as relocation, systems and operations modifications and severance.

         Presented below are the results of operations and the loss on the sale of Shearson (in millions):

                                                    Three months ended            Nine months ended
                                                    September 30, 1993            September 30, 1993
                                                    ------------------            ------------------
             Revenues                                   $   282                         $1,825
             Expenses                                       277                          1,708
             Loss on sale of Shearson                                                      535
                                                        -------                         ------
             Income (loss) before taxes                       5                           (418)
             Provision for income taxes                       3                            149
                                                       --------                         ------
             Net income (loss)                         $      2                        $  (567)
                                                       ========                        =======

6.  SALE OF SHEARSON LEHMAN HUTTON MORTGAGE CORPORATION:

         LBI completed the sale of its wholly owned subsidiary, Shearson Lehman Hutton Mortgage Corporation ("SLHMC") to GE Capital Corporation on August 31, 1993. The sales price, net of proceeds used to retire debt of SLHMC, was approximately $70 million. During the first quarter of 1993, the Company provided $120 million of pre-tax reserves in anticipation of the sale of SLHMC, which reserves are included in the $152 million of pre-tax reserves for non-core businesses on the Consolidated Statement of Operations. After accounting for these reserves, the sale did not have a material effect on the Company's results of operations.

7.  SECURITIES AND OTHER FINANCIAL INSTRUMENTS:

         Securities and other financial instruments owned and Securities and other financial instruments sold but not yet purchased are summarized as follows (in millions):

                                                                                       August 31,        December 31,
                                                                                          1994                  1993
                                                                                      -----------        ------------
    Securities and other financial instruments owned:
         Government and agency obligations                                              $27,983            $15,065
         Corporate obligations and other contractual commitments                          9,405             10,103
         Mortgage-backed                                                                  6,512              6,127
         Corporate stocks and options                                                     4,933              2,343
         Certificates of deposit and other money market instruments                       2,850              2,051
         Spot commodities                                                                    66                 10
                                                                                        -------            -------
                                                                                        $51,749            $35,699
                                                                                        =======            =======

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





                                                                                       August 31,        December 31,
                                                                                          1994                  1993
                                                                                     ------------       -------------
    Securities and other financial instruments sold but not yet purchased:
         Government and agency obligations                                               $9,201             $ 5,861
         Corporate obligations and other contractual commitments                          2,848               1,225
         Corporate stocks and options                                                     3,582                 947
         Spot commodities                                                                   262                 280
                                                                                         ------             -------
                                                                                        $15,893             $ 8,313
                                                                                        =======             =======

8.  PROVISION FOR INCOME TAXES:

         For the third quarter of 1994, the Company had an income tax provision of $11 million as compared to $60 million a year ago. The effective tax rate for the Company was 35% for the third quarter of 1994 as compared to 34% in the third quarter of 1993. The 1994 effective tax rate reflects state and local income taxes and the impact of certain non-deductible foreign losses partially offset by benefits attributable to income subject to preferential tax treatment. The 1993 effective tax rate reflects state and local income taxes offset by the impact of the tax rate change on the Company's net deferred tax assets and benefits attributable to foreign earnings and income subject to preferential tax treatment.

         For the first eight months of 1994, the Company reported a tax expense from continuing operations of $48 million and $269 million for the first nine months of 1993. The effective tax rate was 38% for the first eight months of 1994. The 1994 effective tax rate was greater than the statutory U.S. federal income tax rate principally due to state and local income taxes, the impact of certain non-deductible foreign losses, and the non-deductibility of certain expenses related to the Concurrent Transactions, partially offset by benefits attributable to income subject to preferential tax treatment. The tax provision for the first nine months of 1993 included expenses of (i) $215 million related to the operating results of Shearson and the businesses that now comprise Lehman Brothers, (ii) $95 million from the sale of Shearson (which resulted primarily from the write-off of $750 million of goodwill which was not deductible for tax purposes) and (iii) a benefit of $41 million related to the $120 million reserve for non- core businesses recorded in anticipation of the sale of SLHMC.

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

         The cumulative effect of adopting SFAS No. 112 reduced net income for the first quarter of 1994 by $13 million after-tax ($23 million pre-tax). Excluding the cumulative effect of this accounting change, the effect of this change on the 1994 results of operations was not material.

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Offsetting of Certain Receivables and Payables. During the first quarter of 1994, the Company adopted Financial Accounting Standards Board Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts" ("FIN No. 39"). FIN No. 39 restricts the historical industry practice of offsetting certain receivables and payables. A substantial portion of the increase in the Company's gross assets and liabilities from December 31, 1993 to August 31, 1994 is due to the adoption of FIN No. 39. On September 30, 1994, the Financial Accounting Standards Board issued a draft modification to FIN No. 39 which, if enacted, will substantially mitigate the increase in the Company's gross assets and liabilities resulting from the implementation of FIN No. 39.

10.  BORROWINGS:

         For the eight months ended August 31, 1994, the Company issued $2,537 million of senior notes (including $380 million of foreign currency denominated notes) and $540 million of subordinated indebtedness, with maturities ranging
from 1995 to 2019.   Of the total debt issued during the first eight months of
1994, $810 million were fixed rate with contractual interest rates ranging from 2.75% to 8.05%. The remainder of the issuances have contractual floating rates of interest which are based on a variety of indices, with the majority based on money market indices or the London Interbank Offered Rate (LIBOR). The holders of $208 million of debt issued during the first eight months of 1994 have the option to cause the Company to repurchase such debt on dates which range from 1994 to 1999, rather than at their contractual maturities which range from 1995 to 2019. Of the Company's 1994 floating rate issuances, $510 million are redeemable at par at the option of the Company commencing in 1994.

         The Company entered into interest rate swap contracts which effectively converted the interest rates on $1,195 million of its floating rate debt issued during the first eight months of 1994 to new floating rates based primarily on LIBOR. The Company also entered into interest rate swap contracts which effectively converted $52 million of its floating rate debt issued during 1994 to fixed rates. In addition, the Company entered into interest rate swap contracts which effectively converted $1,011 million of its fixed rate debt to floating rates based primarily on LIBOR. Included in this amount are $360 million of interest rate swap contracts which effectively converted fixed rate debt issued prior to 1994 to floating rates. In addition, the Company entered into cross currency swaps to effectively convert virtually all of its foreign currency denominated debt issued during the first eight months of 1994 to U.S. dollar denominated obligations.

         The proceeds of the Company's 1994 issuances have been used to provide additional liquidity and to refinance long-term debt maturing in 1994. During the eight months ended August 31, 1994, $2,061 million of long-term debt matured, including $1,767 million of senior notes and $294 million of subordinated indebtedness.

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

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

         Finally, the Rule authorizes the Commission to order a freeze on the transfer of capital if a broker-dealer plans a withdrawal of more than 30% of its excess net capital and the Commission believes that such a withdrawal would be detrimental to the financial integrity of the firm or would jeopardize the broker-dealer's ability to pay its customers. At August 31, 1994, LBI's net capital aggregated $1,263 million and was $1,205 million in excess of the minimum requirement. At August 31, 1994, Lehman Government Securities Inc., a wholly owned subsidiary of LBI, had net capital which aggregated $364 million and was $345 million in excess of the minimum requirement.

         The Company is subject to other domestic and international regulatory requirements. As of August 31, 1994, the Company believes it is in material compliance with all such requirements.

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

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

13.  CHANGE OF FISCAL YEAR-END:

         On March 28, 1994, the Board of Directors of Holdings approved, subject to the Distribution, a change in the Company's fiscal year-end from December 31 to November 30. Such a change to a non-calendar cycle will shift certain year-end administrative activities to a time period that conflicts less with the business needs of the Company's institutional customers. In conjunction with the decision to change its year-end, the Company is reporting its third quarter results on the basis of its new fiscal year for the three months ended August 31, 1994. As such, the results for the month of June have been reflected in both the second and third quarters of 1994. With the decision to change its year-end, the Company anticipates that its financial statements for the eleven month transition period ending November 30, 1994, will be contained in a report on Form 10-K which is expected to be filed with the Commission on or about February 28, 1995.

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


BUSINESS ENVIRONMENT

         The Company's principal business activities, investment banking and securities trading and sales, are by their nature subject to volatility, primarily due to changes in interest and foreign exchange rates, global and economic political trends and industry competition. As a result, revenues and earnings may vary significantly from quarter to quarter and from year to year.

         Interest rate uncertainties and inflationary concerns continued to dampen the activities of both issuers and investors, contributing to an overall softness in net revenues in 1994. Interest rates continued to rise, creating an unfavorable climate for both debt and equity new issues. Concerns over increasing interest rates and anticipated Federal Reserve actions had a negative effect on customer activity. Customers concentrated on short-term, high quality products in the fixed income area which typically provide reduced profit margins. Equity investors were equally defensive in posture. During 1993, the Company's operating results were achieved in a more favorable environment which was characterized by declining interest rates. The 1993 environment resulted in record levels of debt and equity issuances industrywide, along with record operating profits for companies in the industry.

         The Company believes market conditions experienced during the first eight months of 1994 will continue throughout the fourth quarter, resulting in lower revenues, profit margins, and profits as compared to the prior year.

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

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





                                                                                  Three months ended
                                                    ------------------------------------------------------------------------
                                                    August 31, 1994                         September 30, 1993
                                                    ---------------          -----------------------------------------------
         (UNAUDITED)                                      Lehman               Lehman       Businesses
         (IN MILLIONS)                                  Businesses           Businesses        Sold               Historical
                                                        ----------           ----------     ----------            ----------
         Revenues:
           Market making and principal transactions       $  335               $  443           $   41
           Investment banking                                172                  186               47
           Commissions                                       113                  126              118
           Interest and dividends                          1,901                1,510               25
           Other                                              16                   21               67
                                                          ------               ------           ------
            Total revenues                                 2,537                2,286              298
         Interest expense                                  1,818                1,393               18
                                                          ------               ------           ------
            Net revenues                                     719                  893              280                $1,173
                                                          ------               ------           ------                ------
         Non-interest expenses:
            Compensation and benefits                        388                  445              180
            Other expenses                                   298                  279               95
                                                          ------               ------           ------
                Total non-interest expenses                  686                  724              275                   999
                                                          ------               ------           ------                ------
         Income before taxes                                  33                  169                5                   174
         Provision for income taxes                           11                   57                3                    60
                                                          ------               ------           ------                ------
         Net income                                       $   22               $  112           $    2                $  114
                                                          ======               ======           ======                ======

                                                   Eight months ended                           Nine months ended
                                                     August 31, 1994                           September 30, 1993
                                                   ------------------        --------------------------------------------------
         (UNAUDITED)                                      Lehman               Lehman            Businesses
         (IN MILLIONS)                                  Businesses           Businesses             Sold             Historical
                                                        ----------           ----------          ----------          ----------
         Revenues:
           Market making and principal transactions       $1,054               $1,350           $  323
           Investment banking                                421                  556              171
           Commissions                                       332                  361              828
           Interest and dividends                          4,547                4,227              161
           Other                                              41                   60              412
                                                          ------               ------           ------
             Total revenues                                6,395                6,554            1,895
         Interest expense                                  4,365                3,899              143
                                                          ------               ------           ------
             Net revenues                                  2,030                2,655            1,752                $4,407
                                                          ------               ------           ------                ------
         Non-interest expenses:
             Compensation and benefits                     1,057                1,382            1,164
             Other expenses                                  797                  839              471
             Loss on sale of Shearson                        535
             Reserves and other charges                       48                   32              120
                                                          ------               ------           ------
               Total non-interest expenses                 1,902                2,253            2,290                 4,543
                                                          ------               ------           ------                ------
         Income (loss) from continuing operations
           before taxes and cumulative effect of
           change in accounting principle                    128                  402             (538)                 (136)
         Provision for income taxes                           48                  161              108                   269
                                                           ------               ------           ------               ------
         Income (loss) from continuing operations
           before cumulative effect of change in
             accounting principle                        $    80               $  241            $(646)                $(405)
                                                         =======               ======            =====                 =====

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED AUGUST 31, 1994 AND SEPTEMBER 30, 1993
- -----------------------------------------------------------------

         The Company reported net income of $22 million for the third quarter ended August 31, 1994, as compared to net income of $114 million for the third quarter ended September 30, 1993. The 1993 net income of $114 million was comprised of net income from the Lehman Businesses of $112 million and net income from the Businesses Sold of $2 million. Earnings per share in the third quarter of 1994 were $0.10. Earnings per share of $0.96 for the third quarter of 1993 were comprised of $0.94 for the Lehman Businesses and $0.02 for the Businesses Sold, as adjusted for the number of shares of Common Stock outstanding on May 31, 1994.

THE LEHMAN BUSINESSES
FOR THE THREE MONTHS ENDED AUGUST 31, 1994 AND SEPTEMBER 30, 1993
- -----------------------------------------------------------------

         Summary. Net income for the Lehman Businesses decreased 80% to $22 million for the third quarter of 1994 from $112 million in the third quarter of 1993. Net revenues from the Lehman Businesses decreased 19% to $719 million in the third quarter of 1994 from $893 million in the prior year. Total non-interest expenses decreased 5% to $686 million in the third quarter of 1994 from $724 million in the third quarter of 1993, primarily due to decreased compensation and benefits expense. The Company's effective tax rate was 35% for the third quarter of 1994 compared to 34% for the Lehman Businesses in the third quarter of 1993.

         Market Making and Principal Transactions. Market making and principal transactions include the results of the Company's market making and trading related to customer activities, as well as proprietary trading for the Company's own account. Revenues from these activities encompass net realized and mark-to-market gains and losses on securities and other financial instruments owned, as well as securities and other financial instruments sold but not yet purchased. The Company utilizes various hedging strategies as it deems appropriate to minimize its exposure to significant movements in interest and foreign exchange rates. Market making and principal transactions revenues decreased 24% to $335 million for the third quarter of 1994 from $443 million in the third quarter of 1993. The third quarter 1994 results were affected by market uncertainties which reduced the levels of customer flow activity and, in turn, resulted in lower revenues across most major product lines.

         Investment Banking. Investment banking revenues decreased 8% to $172 million for the third quarter of 1994 from $186 million in the prior year period, due to lower origination volumes partially offset by increased revenues associated with merchant banking activities and improved results from strategic advisory activities.

         Commissions. Commission revenues decreased 10% to $113 million in the third quarter of 1994 from $126 million in the third quarter of 1993, reflecting lower volumes of customer trading in listed securities. Commission revenues are generated from the Company's agency activities on behalf of corporations, institutions and high net worth individuals.

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


         Interest and Dividends. Interest and dividend revenues increased 26% to $1,901 million in the third quarter of 1994 from $1,510 million in the third quarter of 1993. However, net interest and dividend income decreased 29% to $83 million in the third quarter of 1994 from $117 million in the third quarter of 1993. Net interest and dividend revenue amounts are closely related to the Company's trading activities. The Company evaluates its trading strategies on an overall profitability basis which includes both market making and principal transactions and net interest. Therefore, changes in net interest and dividend revenue from period to period should not be viewed in isolation but should be viewed in conjunction with revenues from market making and principal transactions. Net interest and dividend revenue is impacted by the balance sheet size and mix of assets, the amount and mix of short and long-term funding sources, as well as the prevailing level, term structure and volatility of interest rates. The 1994 decrease in net interest and dividend revenue was due in part to reduced spreads on fixed income products and increased funding costs to the Company as a result of the higher interest rate environment. The 1994 decrease in net interest and dividend revenue was partially offset by reduced funding costs due to the $1.2 billion infusion of capital as a result of the Distribution.

         Non-Interest Expenses. Compensation and benefits expense decreased 13% to $388 million in the third quarter of 1994 from $445 million in the third quarter of 1993, consistent with the lower level of business activity in the third quarter. Compensation and benefits expense as a percentage of net revenues increased to 53.9% in the third quarter of 1994 from 49.9% in the third quarter of 1993.

         Non-interest expenses were $686 million in the third quarter of 1994, as compared to $724 million in the third quarter of 1993. Excluding compensation and benefits, non-interest expenses increased 7% to $298 million in the third quarter of 1994. The increase in such expenses, which are less sensitive to business volumes, are due to ongoing investments in the Company's international businesses.

         Income Taxes. For the third quarter of 1994, the Lehman Businesses had an income tax provision of $11 million as compared to $57 million for the third quarter of 1993. The effective tax rate for the Lehman Businesses was 35% for the third quarter of 1994 as compared to 34% in the third quarter of 1993. The 1994 effective tax rate reflects state and local income taxes and the impact of certain non-deductible foreign losses partially offset by benefits attributable to income subject to preferential tax treatment. The 1993 effective tax rate reflects state and local income taxes offset by the impact of the rate change on the Company's net deferred tax assets and benefits attributable to overseas earnings and income subject to preferential tax treatment.

RESULTS OF OPERATIONS
FOR THE EIGHT MONTHS ENDED AUGUST 31, 1994 AND THE NINE MONTHS
- --------------------------------------------------------------
ENDED SEPTEMBER 30, 1993
- ------------------------

         The Company reported net income of $67 million for the first eight months of 1994. The 1994 results included a $13 million after-tax charge for the cumulative effect of a change in accounting for postemployment benefits as a result of the adoption of SFAS No. 112, an $18 million after-tax severance charge and a $12 million after-tax charge in connection with the Concurrent Transactions and certain expenses related to the May 31, 1994 divestiture from American Express (the "Spin-off Charge"). In 1993, the Company reported a net loss of $216 million comprised of net income from the Lehman Businesses of $241 million, net income of $189 million from the discontinued operations of The Boston

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Company, including a $165 million after-tax gain on the sale and after-tax earnings of $24 million, and a net loss from the Businesses Sold of $646 million, which included an after-tax loss on the sale of Shearson of $630 million ($535 million pre-tax), an after-tax charge of $79 million ($120 million pre-tax) related to a reserve for non-core businesses recognized in anticipation of the sale of SLHMC, and operating earnings from Shearson of $63 million. The loss on the sale of Shearson included a reduction in goodwill of $750 million and transaction-related costs such as relocation, systems and operations modifications and severance.

         Earnings per common share for the first eight months of 1994 were $0.49 before the cumulative effect of change in accounting principle and were $0.37 after the cumulative effect of change in accounting principle. Earnings per common share for the first nine months of 1993, as adjusted for the number of shares of common stock outstanding on May 31, 1994, were a loss of $2.38 comprised of earnings of $1.94 for the Lehman businesses, a loss of $6.11 for the Businesses Sold and earnings of $1.79 for the discontinued operations of The Boston Company.

THE LEHMAN BUSINESSES
FOR THE EIGHT MONTHS ENDED AUGUST 31, 1994 AND NINE MONTHS
- ----------------------------------------------------------
ENDED SEPTEMBER 30, 1993
- ------------------------

         Summary. Net income for the Lehman Businesses was $67 million for the first eight months of 1994. Net income for 1994 included a $13 million ($23 million pre-tax) charge for the cumulative effect of a change in accounting principle, an $18 million ($33 million pre-tax) severance charge and a $12 million ($15 million pre-tax) Spin-off charge. Excluding these charges, net income before the cumulative effect of change in accounting principle for the Lehman Businesses was $110 million in the first eight months of 1994. Net income for the first nine months of 1993 was $241 million which included a $21 million ($32 million pre-tax) reserve for certain non-core partnership syndication activities in which the Company is no longer actively engaged. Excluding this charge, net income for the first nine months of 1993 was $262 million. Net revenues were $2,030 million for the first eight months of 1994 and $2,655 million for the first nine months of 1993.

         Market Making and Principal Transactions. Market making and principal transactions revenues were $1,054 million for the first eight months of 1994 and $1,350 million for the first nine months of 1993. Ongoing market uncertainties lowered the levels of customer flow activity resulting in lower revenues across most major product lines.

         Investment Banking. Investment banking revenues were $421 million for the first eight months of 1994 and $556 million for the first nine months of 1993. Investment banking revenues in 1994 were adversely affected by lower origination volumes and a significantly reduced syndicate calendar in both equities and fixed income, partially offset by increased revenues associated with merchant banking activities and improved results from strategic advisory activities.

         Commissions. Commission revenues were $332 million for the first eight months of 1994 and $361 million for the first nine months of 1993. Commission revenues are generated from the Company's agency activities on behalf of corporations, institutions and high net worth individuals.

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


         Interest and Dividends. Interest and dividend revenues were $4,547 million for the first eight months of 1994 and $4,227 million for the first nine months of 1993. Net interest and dividend income was $182 million for the first eight months of 1994 and $328 million for the first nine months of 1993. Net interest and dividend revenues for the current year were adversely affected by reduced spreads on fixed income products and increased funding costs to the Company as a result of the higher interest rate environment.

         Non-Interest Expenses. Compensation and benefits expense was $1,057 million for the eight months ended August 31, 1994 and $1,382 million for the nine months ended September 30, 1993. Compensation and benefits expense as a percentage of net revenues was 52.1% for 1994, unchanged from the prior year period.

         Non-interest expenses were $1,902 million for the first eight months of 1994 and $2,253 million for the first nine months of 1993. Excluding compensation and benefits expense, non-interest expenses were $845 million for the eight months ended August 31, 1994 and $871 million for the nine months ended September 30, 1993. Included in the 1994 results was a severance charge of $33 million and a $15 million Spin-off Charge. The 1993 results included a $32 million charge related to certain non-core partnership syndication activities in which the Company is no longer actively engaged. Excluding these charges, other non-interest expenses were $797 million for the first eight months of 1994 and $839 million_for the first nine months of 1993.

         The Company remains committed to its expense reduction efforts and the ongoing review of its expense structure. Throughout 1994, the Company has taken actions to reduce its headcount to approximately 8,900 as of August 31, 1994 from approximately 9,300 at December 31, 1993. Subsequent to these reductions, the Company has taken actions that will further reduce its headcount to approximately 8,500. The Company continues to review its expense base in order to be proactive in reducing costs in the current environment.

        Income Taxes. For the first eight months of 1994, the Lehman Businesses had an income tax provision of $48 million and $161 million for the first nine months of 1993. The effective tax rate for the Lehman Businesses was 38% for the first eight months of 1994 and 40% for the first nine months of 1993. The lower rate in 1994 reflects the reduction in pre-tax results, an increase in benefits attributable to income subject to preferential tax treatment, partially offset by the impact of certain non-deductible foreign losses and the non-deductibility of a portion of the Spin-off Charge.

        As of August 31, 1994, the Company had approximately $140 million of tax NOLs available to offset future taxable income, the benefits of which have not yet been reflected in the financial statements. It is anticipated that a portion of these benefits will be recognized in the fourth quarter of 1994. The benefits when recognized will be reflected as a reduction to goodwill.

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

        Total assets increased to $121.2 billion at August 31, 1994 from $80.5 billion at December 31, 1993. A substantial portion of this increase was due to the adoption of FIN No. 39, which restricts the historical industry practice of offsetting certain receivables and payables. (See Note 9.)

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

        The Company uses short-term unsecured borrowing sources to fund short-term assets not financed on a secured basis. The Company's primary sources of short-term, unsecured general purpose funding include commercial paper and short-term debt, including master notes and bank borrowings under uncommitted lines of credit. Commercial paper and short-term debt outstanding totaled $13.0 billion at August 31, 1994, compared to $11.2 billion at December 31, 1993. Of these amounts, commercial paper outstanding totaled $2.1 billion at August 31, 1994, compared to $2.6 billion at December 31, 1993. At August 31, 1994, Holdings had $2.5 billion of unused committed bank credit lines to support its commercial paper programs.

        The Company's uncommitted lines of credit provide an additional source of short-term financing. At August 31, 1994, the Company had $11.9 billion in uncommitted lines of credit compared to $10.8 billion at December 31, 1993. Uncommitted lines consist of facilities that the Company has been advised are available but for which no contractual lending obligation exists.

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

        For the eight months ended August 31, 1994, the Company issued approximately $3.1 billion in long-term debt, of which $810 million was fixed rate and the remainder was variable rate. The proceeds of the Company's 1994 issuances have been used to provide additional liquidity and to refinance long-term debt maturing in 1994. The Company entered into interest rate swap contracts which effectively converted the interest rates on approximately $1.2 billion of its floating rate debt issued during the first eight months of 1994 into new floating rates based primarily on LIBOR. The Company also entered into interest rate swap contracts which effectively converted $52 million of 1994 floating rate issuances to

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


fixed rates. In addition, the Company entered into interest rate swap contracts which effectively converted approximately $1.0 billion of its fixed rate debt to floating rates based primarily on LIBOR. Included in this amount are $360 million of interest rate swap contracts which effectively converted fixed rate debt issued prior to 1994 to floating rates. At August 31, 1994, the Company had long-term debt outstanding of approximately $10.8 billion compared to approximately $9.9 billion outstanding at December 31, 1993.

        At August 31, 1994, the Company had approximately $2.2 billion available for issuance of debt securities under various shelf registrations.

        On September 21, 1994, Standard & Poor's (S&P) affirmed the short and long-term ratings of the Company. However, in light of weaker market conditions resulting from interest rate uncertainties and inflationary concerns, S&P has revised the long-term debt outlook of the Company from stable to negative. Furthermore, S&P indicated that weak or volatile earnings over the next few quarters could lead to a rating downgrade. Other rating agencies either took no action or affirmed the Company's existing ratings. In the event of a downgrade, there would be a negative impact on the Company's funding costs and a potential for reduced access to borrowings.

        Pursuant to a clearing agreement (the "Clearing Agreement"), Smith Barney carries and clears, on a fully disclosed basis, all accounts introduced to it by Lehman Brothers, and performs clearing and settlement functions for equities, municipal securities and corporate debt securities. The Clearing Agreement expires on December 31, 1994, but may be extended for up to an additional six months. On October 12, 1994, the Company and Bear Stearns Securities Corp. ("BSSC") entered into an agreement pursuant to which BSSC has agreed to provide to the Company transaction support services to enable the Company to clear the transactions currently cleared by Smith Barney in a manner which would result in the accounts currently carried by Smith Barney being carried on the Company's books (the "BSSC Agreement"). The BSSC Agreement is currently anticipated to take effect during the first half of 1995 and will run for a term of five years. At August 31, 1994 the balance sheet would have increased by approximately $12 billion had this arrangement been in effect.

        To broaden and increase the level of employee ownership in Holdings, the Compensation Committee approved the Stock Award Program pursuant to which it awarded, subject to vesting provisions and transfer restrictions, 5.2 million Employee RSUs and determined to award the Executive RSUs to the executive officers of Lehman Brothers if certain performance goals are achieved. The Employee RSUs and the Executive RSUs will comprise part of the bonuses awarded for 1994. Stockholders' equity increased by approximately $78 million (prior to forfeitures) with respect to the award of Employee RSUs; however, the number of Executive RSUs to be awarded, if any, will be determined upon completion of the performance period. Holdings will meet the share requirements for the Stock Award Program and other Common Stock based compensation and benefit plans by repurchasing shares in the open market or issuing common stock.

        On September 6, 1994, the Company announced an odd-lot buyback program
for stockholders who own less than 100 shares on such date.   Approximately
817,000 shares were tendered by the October 11, 1994 deadline. The Company extended this buyback program to November 15, 1994.

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


SPECIFIC BUSINESS ACTIVITIES AND TRANSACTIONS

        The following sections include information on specific business activities of the Company which affect overall liquidity and capital resources:

        Merchant Banking Partnerships. At August 31, 1994, the Company's investment in merchant banking partnerships was $409 million, which included $134 million in one employee-related partnership in which the Company, as general partner, is entitled to a priority return. At August 31, 1994, the Company had commitments to make investments through merchant banking partnerships of approximately $11 million. The Company's policy is to carry its interests in merchant banking partnerships at fair value based upon the Company's assessment of the underlying investments. The Company's merchant banking investments, made primarily through a series of partnerships are consistent with the terms of those partnerships, expected to be sold or otherwise monetized during the remaining term of the partnerships.

        Westinghouse. In May 1993, the Company and Westinghouse Electric Corporation ("Westinghouse") entered into a partnership to facilitate the disposition of Westinghouse's commercial real estate portfolio valued at approximately $1.1 billion, to be accomplished substantially through securitizations and asset sales. The Company invested approximately $154 million in the partnership, and also made collateralized loans to the partnership of $752 million. During the third quarter of 1993, Lennar Inc. was appointed portfolio servicer and purchased a 10% limited partnership interest from the Company and Westinghouse.

        At August 31, 1994, the carrying value of the Company's investment in the partnership was $172 million and the outstanding balance of the collateralized loans, including accrued interest, was $175 million. The remaining loan balance is expected to be recovered during the fourth quarter of 1994 and the related investment should be fully recovered by the second half of 1995 through a combination of securitizations, asset sales, mortgage remittances and refinancings by third parties.

        High Yield Securities. The Company underwrites, trades, invests and makes markets in high yield corporate debt securities. The Company also syndicates, trades and invests in loans to below investment grade companies. For purposes of this discussion, high yield debt securities are defined as securities or loans to companies rated below BBB- by S&P and below Baa3 by Moody's Investor Services, Inc., as well as non-rated securities or loans which, in the opinion of management, are non-investment grade. High yield debt securities are carried at market value and unrealized gains or losses for these securities are reflected in the Company's Consolidated Statement of Operations. The Company's portfolio of such securities at August 31, 1994 and December 31, 1993 included long positions with an aggregate market value of approximately $1.2 billion and $1.0 billion, respectively, and short positions with an aggregate market value of approximately $82 million and $75 million, respectively. The portfolio may from time to time contain concentrated holdings of selected issues. The Company's two largest high yield positions were $232 million and $36 million at August 31, 1994 and $179 million and $82 million at December 31, 1993.

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


        Change in Facilities. In 1993, the Company agreed to lease approximately 392,000 square feet of office space located at 101 Hudson Street in Jersey City, New Jersey (the "Operations Center"). The lease term commenced in August 1994 and provides for minimum rental payments of approximately $87 million over its 16-year term. Concurrently, the Company relocated certain administrative employees to five additional floors at 3 World Financial Center in New York, New York. These floors were purchased from American Express for approximately $44 million through an assumption of a portion of the existing debt related to the World Financial Center.

        Non-Core Activities and Investments. In March 1990, the Company discontinued the origination of partnerships (the assets of which are primarily real estate) and investments in real estate. Currently, the Company acts as a general partner for approximately $4.2 billion of partnership investment capital and manages the remaining real estate investment portfolio. At August 31, 1994, the Company had net exposure to these investments (defined as the remaining unreserved investment balance plus outstanding commitments and contingent liabilities under guarantees and credit enhancements) of $221 million. In certain circumstances, the Company provides financial and other support and assistance to such investments to maintain investment values.
There is no contractual requirement that the Company continue to provide this support. Although a decline in the real estate market or the economy in general or a change in the Company's disposition strategy could result in additional real estate reserves, the Company believes that it is adequately reserved.

        The Company has equity, partnership and debt investments made in previous years that are unrelated to its ongoing businesses. The Company holds long-term subordinated indebtedness and equity securities of American Marketing Industries Holding Inc. ("AMI"). The subordinated debt, as amended, matures in 1997, and includes certain provisions which limit cash interest payments and provides for payment-in-kind securities above such cash interest payments. The AMI loan is current in payment in accordance with its terms. The Company has other investments that are also awaiting their disposition or the occurrence of certain events which will ultimately lead to their liquidation. The Company carries these equity, partnership and debt investments at their estimated net realizable value, which approximates $195 million at August 31, 1994. Certain non-core assets, including the Company's remaining investment in Computervision Corporation, were sold during the second quarter of 1994.

        Management's intention with regard to non-core assets is the prudent liquidation of these investments as and when possible.

SPIN-OFF OF LEHMAN BROTHERS
- ---------------------------

        On May 31, 1994, American Express effected a special dividend to its common shareholders of record on May 20, 1994, of approximately 98.3 million shares of Common Stock. (See Note 2.) As a result of the Distribution, Holdings became a widely held public corporation with its Common Stock traded on the New York Stock Exchange Inc.

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES

                          PART II - OTHER INFORMATION


ITEM 1   LEGAL PROCEEDINGS
- --------------------------

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

General Acquisition, Inc. et al. v. GenCorp, Inc. et al. (Reported in Holdings'
Annual Report on Form   10-K and First and Second Quarter Reports on Form 10-Q)
The parties have settled all actions among them.

Bamaodah v. E.F. Hutton & Company Inc. (Reported in Holdings' Annual Report on Form 10-K and First and Second Quarter Reports on Form 10-Q)

         The Company has appealed the judgment of the Dubai Court of Appeals to the Court of Cassation. The appeal is expected to be argued on October 23, 1994.

Ralph Majeski, et al. v. Balcor Entertainment Company, Ltd. et al.; Robert Eckstein, et al. v. Balcor Film Investors, et al. (Reported in Holdings' Annual Report on Form 10-K and First and Second Quarter Reports on Form 10-Q)

         On August 31, 1994, the Wisconsin District Court granted the defendants' motions for summary judgment and dismissed both the Majeski and Eckstein cases with prejudice.

Paul Williams and Beverly Kennedy, et al. v. Balcor Pension Investors et al. (Reported in Holdings' Annual Report on Form 10-K and First and Second Quarter Reports on Form 10-Q)

         The United States District Court for the Northern District of Illinois granted plaintiffs' motion for class certification and defendants moved for reconsideration.

Glynwil Investment, Ltd. v. Shearson Lehman Brothers Inc. (Reported in Holdings' Annual Report on Form 10-K and First and Second Quarter Reports on Form 10-Q)

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES

                          PART II - OTHER INFORMATION


ITEM 1   LEGAL PROCEEDINGS (CONTINUED)
         -----------------

         LBI has moved for summary judgment. The New York court has set a trial date of October 31, 1994.

Actions Relating to First Capital Holdings Inc. (Reported in Holdings' Annual Report on Form 10-K)

         The Bankruptcy Court Action. A trial of limited issues specified by the court commenced September 22, 1994 and is continuing.

EXHIBITS AND REPORTS ON FORM 8-K
- --------------------------------

The following exhibits and reports on Form 8-K are filed as part of this Quarterly Report, or where indicated, were heretofore filed and are hereby incorporated by reference:

(a)      Exhibits:

         11.     Computation of Per Share Earnings.

         12.     Computation in Support of Ratio of Earnings to Fixed Charges.

         27.     Financial Data Schedule BD.

         99. Pro Forma Consolidated Statement of Operations for the eight months ended August 31, 1994.



(b)      Reports on Form 8-K:

         1.      Form 8-K filed September 2, 1994, Items 5 and 7.

         2.      Form 8-K filed September 22, 1994, Items 5 and 7.

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



                                             LEHMAN BROTHERS HOLDINGS INC.
                                             ----------------------------
                                                  (Registrant)





Date: October 17, 1994                  By    /s/ Richard S. Fuld, Jr.
                                             ---------------------------
                                             Richard S. Fuld, Jr.
                                             Chairman of the Board and
                                             Chief Executive Officer
                                             (Principal Executive Officer)




Date:  October 17, 1994                 By    /s/ Robert Matza
                                             ---------------------------
                                             Robert Matza
                                             Chief Financial Officer
                                             (Principal Financial Officer)

                                 EXHIBIT INDEX


EXHIBIT NO.                                EXHIBIT                                                             PAGE NO.
- -----------                                -------                                                             --------
Exhibit 11                  Computation of Per Share Earnings.

Exhibit 12                  Computation in Support of Ratio of Earnings to Fixed Charges.

Exhibit 27.                 Financial Data Schedule BD.

Exhibit 99                  Pro Forma Consolidated Statement of Operations for the eight months ended August 31, 1994.