Form 10-Q
period 1995-02-28
LEHMAN BROTHERS HOLDINGS INC
filed 1995-04-13
CIK 806085

SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C.  20549

                                FORM 10-Q


[ X ]          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended February 28, 1995

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
(State or other jurisdiction of        (I.R.S. Employer Indentification No.)
     or organization)

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

As of March 31, 1995, 104,501,046 shares of the Registrant's Common Stock, par value $.10 per share, were outstanding.





              LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES

                                FORM 10-Q

                 FOR THE QUARTER ENDED FEBRUARY 28, 1995

                                  INDEX

Part  I.        FINANCIAL INFORMATION                      Page Number

     Item 1.   Financial Statements - (unaudited)

               Consolidated Statement of Operations -
                 Three Months Ended February 28, 1995
                 and March 31, 1994                               3

               Consolidated Statement of Financial Condition -
                 February 28, 1995 and November 30, 1994          4

               Consolidated Statement of Cash Flows -
                 Three Months Ended February 28, 1995
                 and March 31, 1994                               6

               Notes to Consolidated Financial Statements         8

     Item 2.   Management's Discussion and Analysis of
                Financial Condition and Results of Operations    11

Part II.    OTHER INFORMATION

     Item 1.   Legal Proceedings                                 18

     Item 6.   Exhibits and Reports on Form 8-K                  20

Signatures                                                       21

EXHIBIT INDEX                                                    22

Exhibits










             LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                  CONSOLIDATED STATEMENT of OPERATIONS
                               (Unaudited)
                  (In millions, except per share data)
                                         Three months ended
                                     February 28,    March 31,
                                         1995         1994
Revenues
    Principal transactions             $   359    $   462
    Investment banking                     137        175
    Commissions                            105        141
    Interest and dividends               2,501      1,527
    Other                                   10         16
         Total revenues                  3,112      2,321
     Interest expense                    2,405      1,453
         Net revenues                      707        868
Non-interest expenses
     Compensation and benefits             360        450
     Brokerage, commissions and
     clearance fees                         64         74
     Communications                         47         50
     Occupancy and equipment                45         42
     Professional services                  42         42
     Business development                   29         31
     Depreciation and amortization          27         31
     Other                                  23         27
     Severance charge                                  33
          Total non-interest expenses      637        780
Income before taxes and cumulative
effect of change in accounting principle    70         88
      Provision for income taxes            25         33
Income before cumulative effect of
change in accounting principle              45         55
Cumulative effect of change in
accounting principle, net of taxes                    (13)
Net income                             $    45    $    42
Net income applicable to common stock  $    34    $    30
Number of shares used in earnings per
common share computation                 110.2      105.7
Earnings per common share:
     Income before cumulative effect
of change in accounting principle     $   0.31    $  0.41
     Cumulative effect of change in
accounting principle                                (0.12)
     Net income                        $  0.31    $  0.29



             See notes to consolidated financial statements.

             LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
              CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                              (In millions)

                                 ASSETS

                                                February 28,  November 30,
                                                    1995         1994
                                                (unaudited)

Cash and cash equivalents                           $ 1,283   $  964

Cash and securities segregated and on deposit
  for regulatory and other purposes                  1,257     1,420

Securities and other financial instruments owned:
   Governments and agencies                         26,259    24,840
   Corporate obligations and other contractual
    commitments                                     10,612     9,962
   Mortgages and mortgage-backed                     6,067     6,774
   Corporate stocks and options                      4,329     4,549
   Certificates of deposit and other money
    market instruments                               2,855     1,348
                                                    50,122    47,473
Collateralized short-term agreements:
   Securities purchased under agreements to resell  42,047    37,490
   Securities borrowed                              19,609    10,617

Receivables:
   Brokers, dealers and clearing organizations       4,984     4,934
   Customers                                         4,570     2,794
   Others                                            1,986     2,762

Property, equipment and leasehold improvements
 (net of accumulated depreciation and amortization
  of $534 in 1995 and $520 in 1994)                   606       619

Deferred expenses and other assets                    654       686

Excess of cost over fair value of net assets
  acquired (net of accumulated amortization
  of $90 in 1995 and $88 in 1994)                     186       188
       Total assets                              $127,304  $109,947



             See notes to consolidated financial statements.

             LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
        CONSOLIDATED STATEMENT OF FINANCIAL CONDITION (Continued)
                    (In millions, except share data)
                  LIABILITIES AND STOCKHOLDERS' EQUITY

                                                February 28,  November 30,
                                                   1995          1994
Short-term financings:                            (unaudited)
   Securities sold under agreements to
    repurchase                                     $67,249     $58,419
   Commercial paper and short-term debt              9,655       9,807
   Securities loaned                                 5,314       1,627

Securities and other financial instruments sold
 but not yet purchased:
   Governments and agencies                         12,266       9,867
   Corporate stocks and options                      2,899       3,731
   Corporate obligations and other contractual
    commitments                                      2,884       3,432
                                                    18,049      17,030
Payables:
   Brokers, dealers and clearing organizations       3,498       2,597
   Customers                                         6,577       3,060

Accrued liabilities and other payables               2,359       2,691
Senior notes                                         9,169       9,107
Subordinated indebtedness                            2,008       2,214
           Total liabilities                       123,878     106,552
Commitments and contingencies  (Note 4)
Stockholders' equity:
 Preferred stock, $1 par value; 38,000,000 shares
  authorized: 5%  Cumulative Convertible Voting,
  Series A, 13,000,000 shares authorized,
  issued and outstanding; $39.10 liquidation
  preference per share                                 508         508
 8.44% Cumulative Voting, 8,000,000 shares
  issued and outstanding; $25.00 liquidation
  preference per share                                 200         200
 Redeemable Voting, 1,000 shares issued and
  outstanding; $1.00 liquidation preference per share
 Common Stock, $.10 par value; 300,000,000
  shares authorized; shares issued: 105,608,423
  in 1995 and 1994; shares outstanding:
  104,494,667 in 1995 and 104,537,690 in
  1994                                                  11          11
 Common Stock issuable                                  84          87
 Additional paid-in capital                          3,172       3,172
 Foreign currency translation adjustment                12           6
 Accumulated deficit                                  (545)       (574)
 Common Stock in treasury at cost:  1,113,756
  shares in 1995 and 1,070,733 shares in 1994          (16)        (15)
     Total stockholders' equity                      3,426       3,395
     Total  liabilities and stockholders' equity  $127,304    $109,947


             See notes to consolidated financial statements.

             LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF CASH FLOWS
                               (Unaudited)
                              (In millions)
                                                        Three months ended
                                                      February 28,  March 31,
                                                         1995        1994
CASH FLOWS FROM OPERATING ACTIVITIES
Income before cumulative effect of change in
 accounting principle                                 $     45      $    55
Adjustments to reconcile income to net cash
 provided by (used in) operating activities:
 Depreciation and amortization                              27           31
 Provisions for losses and other reserves                    6           47
 Other adjustments                                          13           24
Net change in:
 Cash and securities segregated                            163         (287)
 Receivables from brokers, dealers and clearing
  organizations                                            (50)         267
 Receivables from customers                             (1,776)      (1,668)
 Securities purchased under agreements to resell        (4,557)     (15,084)
 Securities borrowed                                    (8,992)      (5,597)
 Securities and other financial instruments owned       (2,649)      (8,916)
 Payables to brokers, dealers and clearing
  organizations                                            901        1,765
 Payables to customers                                   3,184          204
 Accrued liabilities and other payables                   (336)        (290)
 Securities sold under agreements to repurchase          8,830       18,013
 Securities loaned                                       3,687         (151)
 Securities and other financial instruments
  sold but not yet purchased                             1,019        8,411
 Other operating assets and liabilities, net               813         (480)

   Net cash provided by (used in) operating
    activities                                         $   328      $(3,656)



              See notes to consolidated financial statements.

            LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CASH FLOWS--(Continued)
                               (Unaudited)
                              (in millions)
                                                    Three months ended
                                                  February 28, March 31,
                                                        1995    1994
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of senior notes               $1,416    $  993
Principal payments of senior notes                   (1,441)     (329)
Proceeds from issuance of subordinated indebtedness       6        39
Principal payments of subordinated indebtedness        (213)     (100)
Proceeds from issuance of other indebtedness            754     2,138
Principal payments of other indebtedness             (1,910)   (1,717)
Increase in commercial paper and short-term debt, net 1,412     2,776
Dividends paid                                          (12)      (63)
   Net cash provided by financing activities             12     3,737


CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, equipment and leasehold
improvements                                           (20)       (30)
Other                                                              (6)
           Net cash used in investing activities       (20)       (36)
Effect of exchange rate changes on cash                 (1)         7
           Net change in cash and cash equivalents     319         52
Cash and cash equivalents, beginning of period         964      1,333
          Cash and cash equivalents, end of period $ 1,283    $ 1,385


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (in millions)

      Interest paid totaled $2,395 and $1,395 in the first quarter of 1995 and 1994, respectively. Income taxes paid totaled $5 in the first quarter of 1995 and $24 in the first quarter of 1994.



                See notes to consolidated financial statements.


1.  Basis of Presentation:

      The consolidated financial statements include the accounts of Lehman Brothers Holdings Inc. ("Holdings") and subsidiaries (Holdings together with its subsidiaries, the "Company" or "Lehman Brothers"). The principal subsidiary of Holdings is Lehman Brothers Inc. ("LBI"), a registered broker-dealer. All material intercompany accounts and transactions have been eliminated in consolidation. The Company's financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC") with respect to the Form 10-Q and reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Pursuant to such rules and regulations, certain footnote disclosures which are normally required under generally accepted accounting principles have been omitted. It is recommended that these consolidated financial statements be read in conjunction with the Company's most recent Transition Report on Form 10-K (filed for the eleven months ended November 30, 1994).

     Certain amounts reflect reclassifications to conform to the current period's presentation.

      Earnings per common share was computed by dividing net income applicable to common stock by the weighted average number of shares of common stock and common stock equivalents outstanding. Pursuant to the SEC requirements, the number of shares used in the earnings per share calculation for 1994 includes common stock as of May 31, 1994 (the date of the spin-off from the American Express Company).

2.  Borrowings:

      During the first quarter of 1995, the Company issued $1,416 million of senior notes (including $842 million of foreign currency denominated notes), with maturities ranging from 1996 to 2005. These issuances were utilized to refinance maturing long-term debt and to replace senior notes redeemed by the Company prior to maturity during the first quarter of 1995.

      Approximately $1,119 million of the Company's first quarter issuances were fixed rate. Of this amount, $367 million were U.S. dollar denominated issuances with a contractual weighted average interest rate of 8.71%, and $752 million were foreign currency denominated notes. The remainder of the Company's first quarter of 1995 issuances were floating rate with contractual interest rates based primarily on the London Interbank Offered Rate ("LIBOR").

      The Company entered into interest rate and cross currency swaps contracts which effectively converted $576 million of its fixed rate notes issued during the first quarter of 1995 to floating rates based on LIBOR. The Company also entered into basis swaps which effectively converted the interest rates on $175 million of its U.S. dollar floating rate new issuances to new floating rates based on LIBOR.

     In addition to the interest rate swaps utilized by the Company to convert the interest rate nature of its 1995 first quarter issuances, the Company entered into $229 million notional value of swaptions. These swaptions, if exercised in May 1995, would convert $229 million of the Company's first quarter 1995 fixed rate issuances to floating rates.
      The Company had approximately $1,441 million of senior note maturities including senior notes redeemed by the Company prior to maturity and approximately $213 million of subordinated indebtedness maturities during the first quarter of 1995.

3.  Capital Requirements:

       As registered broker-dealers, LBI and Lehman Government Securities Inc. ("LGSI"), a wholly owned subsidiary of LBI, are subject to SEC Rule 15c3-1, the Net Capital Rule, which requires LBI and LGSI to maintain net capital of not less than 2% of aggregate debit items arising from customer transactions, as defined, or 4% of funds required to be segregated for customers' regulated commodity accounts, as defined. At February 28, 1995, LBI's regulatory net capital, as defined, of $1,077 million exceeded the minimum requirement by $1,002 million. LGSI's regulatory net capital, as defined, of $480 million exceeded the minimum requirement by $451 million at February 28, 1995.

      Lehman Brothers International (Europe) ("LBIE"), Lehman Brothers Japan Inc. ("LBJ"), and other of Holdings' subsidiaries are subject to various securities, commodities and banking regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. At February 28, 1995, LBIE, LBJ and the other subsidiaries were in compliance with the applicable local capital adequacy requirements.

      There are no restrictions on Holdings' present ability to pay dividends on its common stock, other than a) Holdings' obligation first to make dividend payments on its preferred stock and b) the governing provisions of the Delaware General Corporation Law.

4.  Commitments and Contingencies:

      In the normal course of its business, the Company has been named a defendant in a number of lawsuits and other legal proceedings. After considering all relevant facts, available insurance coverage and the advice of outside counsel, in the opinion of the Company such litigation will not, in the aggregate, have a material adverse effect on the Company's consolidated financial position or results of operations.

      As a leading global investment bank, risk is an inherent part of all of the Company's businesses and activities. The extent to which the Company properly and effectively identifies, assesses, monitors and manages each of the various types of risks involved in its trading (including derivatives), brokerage, and investment banking activities is critical to its success and profitability. The principal types of risks involved in the Company's activities are market risk, credit or counterparty risk, and transaction risk. Management has developed a control infrastructure to monitor and manage each type of risk on a global basis throughout the Company. For further discussion of these matters, refer to Note 17 of the Consolidated Financial Statements in the Company's Transition Report on Form 10-K for the eleven months ended November 30, 1994.

5.  Changes in Accounting Principles:

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

     The cumulative effect of adopting SFAS No. 112 reduced net income for the first quarter of 1994 by $13 million aftertax ($23 million pretax). The effect of this change on the 1994 results of operations was not material, excluding the cumulative effect.

      Offsetting of Certain Receivables and Payables. In January 1995, the Financial Accounting Standards Board issued Interpretation No. 41, "Offsetting of Amounts Related to Certain Repurchase and Reverse Repurchase Agreements" ("FIN No. 41"). FIN No. 41 is a modification to Financial Accounting Standards Board No. 39 "Offsetting of Amounts Related to Certain Contracts" ("FIN No. 39"), which permits certain limited exceptions to the criteria established under FIN No. 39 for offsetting certain repurchase and reverse repurchase agreements with the same counterparty. The Company adopted this modification in January 1995.

6.  Severance Charge:

      During the first quarter of 1994, the Company conducted a review of personnel needs, which resulted in the termination of certain personnel. The Company recorded a severance charge of $33 million pretax ($18 million aftertax) in the first quarter of 1994.

7.  Change in Year-End:

     During 1994, the Company changed its year-end from December 31 to November 30. Such a change to a non-calendar cycle shifts certain year-end administrative activities to a time period that conflicts less with the business needs of the Company's institutional customers. As such, the first quarter ended February 28, 1995 has been reported on the basis of the new fiscal year. The prior year quarter ended March 31, 1994 was reported on the basis of the old calendar year cycle.
Business Environment

      The Company's principal business activities, investment banking and securities trading and sales, are by their nature subject to volatility, primarily due to changes in interest and foreign exchange rates, global economic and political trends and industry competition. As a result, revenues and earnings may vary significantly from quarter to quarter and from year to year.

      The adverse market conditions experienced during 1994, that were prompted by rising interest rates, continued through most of the first quarter of 1995. Additionally, in the first quarter of 1995 the financial crisis in Mexico and the collapse of Barings Brothers PLC had a negative impact on both emerging markets and derivative transaction volumes. In general, these events caused investors to shift capital from emerging market products and derivatives into U.S. bond and equity investments. This change in investor sentiment drove U.S. interest rates downward and the U.S. equity markets higher. Equity and fixed income investors worldwide remain cautious with regard to interest rates.

      Underwriting levels remained weak during the first quarter of 1995 and appear unlikely to revive during the second quarter as a major source of industry revenues. However, customer volumes began to increase during the end of the first quarter as investors began redirecting assets to longer-term investments. In addition, the environment for merger and acquisition activity remained strong with record levels of strategic acquisitions and cross-border transactions and a substantial backlog of transactions in process.


Results of Operations
For the Three Months Ended February 28, 1995 and March 31, 1994

      Summary. The Company reported net income of $45 million for the first quarter ended February 28, 1995 as compared to net income of $42 million for the first quarter ended March 31, 1994. The 1994 results include an $18 million aftertax severance charge related to the Company's review of its personnel needs ("Severance Charge") and a $13 million aftertax charge for the cumulative effect of a change in accounting for postemployment benefits as a result of the adoption of Statement of Financial Accounting Standards No. 112.

      Earnings per common share for the first quarter ended February 28, 1995 were $0.31. Earnings per common share for the first quarter ended March 31, 1994 were $0.29 after the cumulative effect of a change in accounting principle and were $0.41 before the cumulative effect of a change in accounting principle (as adjusted for the number of shares of common stock outstanding on May 31, 1994).

      Net revenues were $707 million for the first quarter of 1995 compared to $708 million for the fourth quarter of 1994 and $868 million for the first quarter of 1994. The first quarter of 1994 reflected the carryover of the robust 1993 environment. This cycle was characterized by lower interest rates, strong syndicate activity and heavy customer volumes.

       In February 1994, the Federal Reserve, in response to inflationary concerns, increased interest rates in the first of seven such actions. The Company's revenues, in the second, third and fourth quarters of 1994 and the first quarter of 1995, reflected this more difficult business environment. This new environment has adversely impacted the entire industry and resulted in lower levels of debt and equity underwritings and increased volatility in the secondary markets.

      Principal  Transactions.   Principal  transactions  include  the
results of the Company's market making and trading related to customer activities, as well as proprietary trading for the Company's own account. The Company, through its subsidiaries, is a market maker in all major equity and fixed income products in both the domestic and international markets. As part of its market-making activities, the Company maintains inventory positions of varying amounts across a broad range of financial instruments which are marked-to-market on a daily basis, along with the Company's proprietary trading positions. The Company utilizes various hedging strategies to minimize its exposure to significant movements in interest and foreign exchange rates and the equity and commodity markets. Principal transactions revenues decreased 22% to $359 million for the first quarter of 1995
from  $462  million  for the first quarter of 1994.   The  decline  in
principal transactions revenues was principally caused by reduced derivatives activity and decreases in the Company's customer flow activities in certain fixed income and equity products, partially offset by increased foreign exchange net revenues.

     Investment Banking. Investment banking revenues decreased 22% to $137 million for the first quarter of 1995 from $175 million for the prior year period due to lower origination volumes, partially offset by improved results from strategic advisory and merchant banking activities.

      Commissions. Commission revenues decreased 26% to $105 million for the first quarter of 1995 from $141 million for the first quarter of 1994, reflecting lower volumes of customer trading in listed securities primarily due to the Company's restructuring of the high-net-worth brokerage unit. Commission revenues are generated from the Company's agency activities on behalf of corporations, institutions and high-net-worth individuals.

     Interest and Dividends. Interest and dividend revenues increased to $2,501 million for the first quarter of 1995 from $1,527 million for the first quarter of 1994. This increase is the result of higher levels of interest rates in the first quarter of 1995 versus the first quarter of 1994 and an increase in the Company's volume of matched book transactions.

      Net interest and dividend income increased 30% to $96 million in the first quarter of 1995 from $74 million in the first quarter of 1994. Net interest and dividend revenue amounts are closely related to the Company's trading activities. The Company evaluates its trading strategies on an overall profitability basis which includes both principal transactions revenues and net interest. Therefore, changes in net interest and dividend revenue from period to period should not be viewed in isolation but should be viewed in conjunction with revenues from principal transactions. Net interest and dividend revenue is impacted by the balance sheet size and mix of assets, the amount and mix of short- and long-term funding sources, as well as the prevailing level, term structure and volatility of interest rates. The 1995 increase in net interest and dividend revenue was due to an increase in interest earning assets and reduced funding costs due to the $1.2 billion infusion of capital in connection with the May 31, 1994 spin-off from the American Express Company. The 1995 increase in net interest revenue was partially offset by reduced spreads on fixed income products as a result of the higher interest rate environment in 1995.

      Non-Interest Expenses. Non-interest expenses were $637 million for the first quarter of 1995 and $780 million for the first quarter of 1994. Compensation and benefits expense was $360 million for the first quarter of 1995 and $450 million for the first quarter of 1994. Compensation and benefits expense as a percentage of net revenues was 50.9% for the first quarter of 1995 and 51.8% for the first quarter of 1994.

       Excluding compensation and benefits expense, nonpersonnel expenses were $277 million for the first quarter of 1995 and $330 million for the first quarter of 1994. Included in the 1994 results was a $33 million Severance Charge. Excluding this charge, nonpersonnel expenses were $277 million for the first quarter of 1995 and $297 million for the first quarter of 1994.

     Cost Reduction Effort. At year end 1994, the Company announced a cost reduction target of $300 million on an annualized basis (pretax) compared to the third quarter 1994 annualized expenses. During the first quarter of 1995, the Company continued its progress in reducing costs, concentrating on both personnel and nonpersonnel expenses. In the first quarter of 1995, personnel expenses were further reduced as a result of the headcount reduction from 8,512 at November 30, 1994 to 8,428 at February 28, 1995. The process to reduce nonpersonnel expenses consists of a highly detailed review of expense categories, with steady progress expected to be made in this area throughout fiscal 1995. During the first quarter of 1995, a $40 million reduction on an annualized basis was realized as nonpersonnel expenses decreased to $277 million.

     Commencing in the fourth quarter of 1994 through the first quarter of 1995, annualized savings of $183 million have been realized. The Company expects to achieve its cost reduction objectives by year end.

      Income Taxes. For the first quarter of 1995, the Company's income tax provision was $25 million as compared to $33 million for the first quarter of 1994. The effective tax rate was 36% for the first quarter of 1995 as compared to 38% in the first quarter of 1994. The 1995 effective tax rate is lower than the 1994 rate primarily due to a reduction in state and local taxes.

Liquidity and Capital Resources

    Total assets increased to $127.3 billion at February 28, 1995 from $109.9 billion at November 30, 1994. The increase in total assets is primarily the result of the change in the Company's clearing arrangements. After the close of business on February 17, 1995, the Company became self-clearing for equities, municipal securities and corporate debt securities. Previously all clearing and settlement for these products was performed by Smith Barney Inc. The Company has entered into an agreement, for a term of five years, with the Bear Stearns Securities Corp. ("BSSC") pursuant to which BSSC has agreed to process the transactions previously cleared by Smith Barney Inc. As of result of this arrangement, assets increased by approximately $11 billion which were predominantly funded with offsetting liabilities.

     The Company's asset base consists primarily of cash and cash equivalents and assets which can be converted to cash within one year, including securities and other financial instruments owned, collateralized short-term agreements and receivables. Long-term assets consist primarily of other receivables, which include a $945 million interest bearing receivable from the American Express Company due in June 1996, property, equipment and leasehold improvements; deferred expenses and other assets; and excess of cost over fair value of net assets acquired.

     On a daily basis the Company reviews its mix of long- and short-term borrowings as it relates to maturity matching and the availability of secured and unsecured financing. In addition, the Company periodically tests its secured and unsecured credit facilities to ensure availability and monitors its unencumbered collateral positions to ensure maximum availability of secured borrowing facilities.

     Short-Term Secured Funding. The Company finances its short-term assets primarily on a secured basis. At February 28, 1995, 81% of the Company's securities and other financial instruments owned, securities purchased under agreements to resell and securities borrowed are financed by securities and other financial instruments sold but not yet purchased, securities sold under agreements to repurchase and securities loaned.

      Short-Term Unsecured Funding. The Company uses short-term unsecured borrowing sources to fund short-term assets not financed on a secured basis. The Company's primary sources of short-term, unsecured general purpose funding include commercial paper and short-term debt, including master notes and bank borrowings under uncommitted lines of credit. Commercial paper and short-term debt outstanding totaled $9.7 billion at February 28, 1995, compared to $9.8 billion at November 30, 1994. Of these amounts, commercial paper outstanding totaled $2.6 billion at February 28, 1995 compared to $2.8 billion at November 30, 1994. At February 28, 1995, Holdings had $2.5 billion of unused committed bank credit lines to support its commercial paper programs.

     The Company's uncommitted lines of credit provide an additional source of secured and unsecured short-term financing. At February 28, 1995, the Company had $13.2 billion in uncommitted lines of credit compared to $12.5 billion at November 30, 1994. Uncommitted lines consist of facilities that the Company has been advised are available but for which no contractual lending obligation exists.

     Total Capital. Long-term assets are financed with a combination of long-term debt and stockholders' equity (collectively, "Total Capital"). The Company's long-term unsecured funding sources are senior notes and subordinated indebtedness. The Company maintains long-term debt in excess of its long-term assets to provide additional liquidity, which the Company uses to meet its short-term funding requirements and to reduce its reliance on commercial paper and short-term debt.

     During the first quarter of 1995, the Company issued $1.4 billion in long-term debt compared to $1.0 billion in the first quarter of 1994. These issuances were primarily utilized to refinance long-term debt and to replace long-term debt redeemed by the Company prior to maturity during the first quarter of 1995. The Company staggers the maturities of its long-term debt to minimize refunding risk. At February 28, 1995, the Company had long-term debt outstanding of $11.2 billion compared to $11.3 billion outstanding at November 30, 1994.

     At  February 28, 1995, the Company had approximately $5.0 billion
available  for  issuance  of  debt  securities  under  various   shelf
registrations.

     Credit Ratings. The current short-term and long-term senior debt ratings of Holdings and the current short-term and subordinated debt ratings of the Company's principal subsidiary, Lehman Brothers Inc. ("LBI") are as follows:

                              Holdings                 LBI
                          Short-     Long-     Short-   Subordinated
                           term       term      term       debt
Duff  &  Phelps Credit      D-1        A        D-1         A-
Rating Co
Fitch        Investors      F-1        A        F-1         A-
Service Inc.
IBCA                        A1         A-        A1          -
Moody's                     P2        Baa1       P2        Baa1
S&P                         A-1        A        A-1          A
Thomson BankWatch          TBW-1       A-      TBW-1        A-

     On March 21, 1995, Moody's Investors Service Inc. ("Moody's") lowered the ratings of Holdings and its subsidiaries after having affirmed such ratings on February 16, 1995. The Company currently estimates that the Moody's action could increase interest expense before the effect of compensation and taxes by approximately $50 million on an annual basis. In terms of the Company's business, the action is expected to have only a nominal impact on customer flow activity. Management remains comfortable with the Company's current liquidity position, which was strengthened throughout 1994 and the first quarter of 1995.

    On March 28, 1995, Standard & Poor's ("S&P") reaffirmed the short- and long-term ratings of the Company. On the same date, S&P revised the long-term debt outlook on six of the Company's competitors in the securities industry from stable to negative. The Company's long-term debt outlook from S&P was revised to negative in September 1994, and remains negative.

     Duff & Phelps Credit Rating Co. and Fitch Investors Service Inc. have affirmed the Company's ratings. IBCA and Thomson BankWatch have maintained the Company's existing ratings.

Specific Business Activities and Transactions

     The following sections include information on specific business activities of the Company which affect overall liquidity and capital resources:

     High  Yield Securities.  The Company underwrites, trades, invests
and  makes  markets  in  high yield corporate  debt  securities.   The
Company also syndicates, trades and invests in loans to below investment grade companies. For purposes of this discussion, high yield debt securities are defined as securities or loans to companies rated below BBB- by S&P and below Baa3 by Moody's, as well as non-rated securities or loans which, in the opinion of management, are non-investment grade. High yield debt securities are carried at market value and unrealized gains or losses for these securities are
reflected in the Company's consolidated statement of operations.   The
Company's portfolio of such securities at February 28, 1995 and November 30, 1994 included long positions with an aggregate market value of approximately $1.2 billion and $1.1 billion, respectively, and short positions with an aggregate market value of approximately $105 million and $94 million, respectively. The portfolio may from
time  to  time contain concentrated holdings of selected issues.   The
Company's two largest high yield positions were $252 million and $113 million at February 28, 1995 and $252 million and $89 million at November 30, 1994.

     Westinghouse. In May 1993, the Company and Westinghouse Electric Corporation ("Westinghouse") entered into a partnership to facilitate the disposition of Westinghouse's commercial real estate portfolio, valued at approximately $1.1 billion, to be accomplished substantially through securitizations and asset sales. The Company's original investment in the partnership was approximately $136 million, after consideration of a 10% limited partnership interest purchased by Lennar Inc. In addition, the Company made collateralized loans to the partnership of $752 million.

     At February 28, 1995, the carrying value of the Company's investment in the partnership was $147 million. The outstanding balance of the loan to the partnership was fully paid in the first quarter of 1995. The remaining investment is expected to be fully recovered by the second half of 1995 through a combination of securitizations, asset sales, mortgage remittances and refinancings by third parties.

      Merchant Banking Partnerships. At February 28, 1995, the Company's investment in merchant banking partnerships was $282 million, which included $25 million in one employee-related partnership in which the Company, as general partner, is entitled to a priority return. At February 28, 1995, the Company had no remaining commitments to make investments through these partnerships. The Company's policy is to carry its interests in merchant banking partnerships at fair value based upon the Company's assessment of the underlying investments. The Company's merchant banking investments, made primarily through a series of partnerships are consistent with the terms of those partnerships, and are expected to be sold or otherwise monetized during the remaining term of the partnerships.

     Noncore Activities and Investments. In March 1990, the Company discontinued the origination of partnerships (the assets of which are primarily real estate) and investments in real estate. Currently, the Company acts as a general partner for approximately $4.1 billion of partnership investment capital and manages the remaining real estate investment portfolio. At February 28, 1995, the Company had net exposure to these investments of $181 million. This amount includes $46 million of investments in these real estate activities, as well as $135 million of commitments and contingent liabilities under guarantees and credit enhancements, both net of applicable reserves. The Company believes any exposure under these commitments and contingent liabilities has been adequately reserved. In certain circumstances, the Company provides financial and other support and assistance to such investments to maintain investment values. There is no contractual requirement that the Company continue to provide this support. Although a decline in the real estate market or the economy in general or a change in the Company's disposition strategy could result in additional real estate reserves, the Company believes that it is adequately reserved.

     The Company has equity, partnership and debt investments made in previous years that are unrelated to its ongoing businesses. The Company holds $98 million of long-term subordinated indebtedness and equity securities of American Marketing Industries Holdings Inc. ("AMI").
The subordinated debt, as amended, matures in 1997, and includes certain provisions which limit cash interest payments and provides for payment-in-kind securities above such cash interest payments.
The AMI loan is current in payment in accordance with its terms.
The Company has other investments that are also awaiting their disposition or the occurrence of certain events which will ultimately lead to their liquidation. The Company carries these equity, partnership and debt investments, including AMI, at their estimated net realizable value, which approximates $174 million at February 28, 1995.

     Management's intention with regard to noncore assets is the prudent liquidation of these investments as and when possible.


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

Bishopsgate Investment Management Limited (in liquidation) v. Lehman Brothers International (Europe) and Lehman Brothers Holdings Plc (Reported in Holdings' Annual Report on Form 10-K)

     On March 31, 1995, the parties settled all remaining claims.

Lehman Brothers Commercial Corporation and Lehman Brothers Special Financing Inc. v. China International United Petroleum and Chemical Co., Ltd. (Reported in Holdings' Annual Report on Form 10-K)

      On March 13, 1995, Unipec filed an answer with counterclaims seeking $8 million in compensatory damages.

Lehman  Brothers  Commercial  Corporation and  Lehman  Brothers  Special
Financing  Inc.  v. Minmetals International Non-Ferrous Metals   Trading
Company  (Reported in Holdings' Annual Report on Form 10-K)

      On March 9, 1995, Minmetals filed an answer with counterclaims seeking $28 million in compensatory damages and CNM moved to dismiss the complaint.

Glynwill Investment, Ltd. v. Shearson Lehman Brothers Inc. (Reported in Holdings' Annual Report on Form 10-K) Glynwill's appeal was argued during the March 1995 term of the Appellate Division, First Department, and a decision is expected within the next several months.

Actions Relating to National Association of Securities Dealers Automated Quotations Systems ("NASDAQ") Market Maker Antitrust and Securities Litigation. (Report in Holdings' Annual Report on Form 10-K.

State Court Action. On consent of all parties this action is being dismissed without prejudice to refiling upon conclusion of the federal action.

Leetate Smith. et al. v. Merrill Lynch . et al.

     On February 28, 1995 a First Amended Consolidated Class Action Complaint for Violations of the Federal Securities Laws and the California Corporations Code (the "Complaint") was filed in the United States District Court for the Central District of California amending a previously filed complaint and adding, among other defendants, Lehman Brothers Inc. The Complaint is purportedly brought on behalf of purchasers of bonds, notes and other securities during the period July 1, 1992 through December 6, 1994 (the "Class Period") that were issued by Orange County or by other public entities which had funds invested in Orange County's Investment Pool (collectively "the County"). Also named as defendants are eight other broker-dealers who like LBI, are alleged to have acted as underwriters of the County's debt securities and the five financial advisors who allegedly advised the County during the Class Period. The Complaint alleges violations of Section 10b of the Exchange Act of 1934 and various sections of the California Corporations Code based on alleged misstatements and omissions in the Official Statements of the debt offerings by the County primarily relating to the County's creditworthiness and ability to repay the debts. The Complaint seeks (i) to certify the action as a class action; (ii) unspecified damages plus interest; and (iii) attorneys' fees.


EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits and reports on Form 8-K are filed as part of this Quarterly Report, or where indicated, were heretofore filed and are hereby incorporated by reference:

(a)  Exhibits:

    11.  Computation of Per Share Earnings

    12.  Computation in Support of Ratio of Earnings to Fixed
         Charges

    27.  Financial Data Schedule



(b)  Reports on Form 8-K:

     1.   Form 8-K filed March 24, 1995, Items 5 and 7.



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   LEHMAN BROTHERS HOLDINGS INC.
                                           (Registrant)





Date:  April  13, 1995   By        /s/  Richard  S.Fuld Jr.
                                   Richard S. Fuld, Jr.
                                   Chairman of the Board and
                                   Chief Executive Officer
                                   (Principal Executive Officer)




Date:  April 13, 1995    By        /s/ Robert Matza
                                   Robert Matza
                                   Chief Financial Officer
                                   (Principal Financial Officer)








                               EXHIBIT INDEX


Exhibit No.                   Exhibit                               Page No.


Exhibit 11.        Computation of Per Share Earnings

Exhibit 12.        Computation in Support of Ratio of Earnings to Fixed
                   Charges

Exhibit 27.        Financial Data Schedule



                                                            Exhibit 11


             LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                    COMPUTATION of PER SHARE EARNINGS
                               (Unaudited)
                    (In millions, except share data)
                                             Three months   Three months
                                                ended          ended
                                              February 28,    March 31,
                                                 1995           1994
Primary:
Weighted average shares outstanding:
   Common stock                               104,519,365    105,608,423
   Common stock equivalents:
       Restricted stock units                   5,671,304         73,056
   Total common stock and common stock
    equivalents                               110,190,669    105,681,479
Income before cumulative effect of change
in accounting principle                             $45.0          $54.8
Cumulative effect of change in accounting
principle                                                          (12.7)
Net income                                           45.0           42.1
Preferred dividends                                 (10.6)         (12.0)
Net income applicable to common stock               $34.4          $30.1

Earnings Per Share:
Income before cumulative effect of change
in accounting principle                             $0.31          $0.41
Cumulative effect of change in accounting
principle                                                          (0.12)
Earnings per common share
                                                    $0.31          $0.29

Fully diluted:
Weighted average shares outstanding:
   Common stock                               104,519,365    105,608,423
   Common stock equivalents:
      Restricted stock units                    5,671,304         73,056
   Total common stock and common stock
   equivalents                                110,190,669    105,681,479

Income before cumulative effect of change
in accounting principle                             $45.0          $54.8
Cumulative effect of change in accounting
principle                                                          (12.7)
Net income                                           45.0           42.1
Preferred dividends                                 (10.6)         (12.0)
Net income applicable to common stock               $34.4          $30.1

Earnings Per Share:
Income before cumulative effect of change
in accounting principle                             $0.31          $0.41
Cumulative effect of change in accounting
principle                                                          (0.12)
Earnings per common share                           $0.31          $0.29



                                                            Exhibit 12


             LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
      COMPUTATION in SUPPORT of RATIO of EARNINGS to FIXED CHARGES
                          (Dollars in millions)
                               (Unaudited)

                                                     For the         For the
                                                 Eleven Months    Three Months
                                                       Ended         Ended
                      For the Year Ended December 31, November 30, February 28,
                     1990     1991     1992     1993     1994          1995

Fixed charges:
 Interest expense:
  Subordinated
  indebtedness      $  203 $  170  $   150  $   144    $  158        $   51
  Bank loans and
  other borrowings*  4,531  4,755    5,035    5,224     6,294         2,354
  Interest component
  of rentals of office
  and equipment         62     70       74       76        42            11
  Other adjustments**    8      2        2        7         4             1
    TOTAL (A)       $4,804 $4,997   $5,261   $5,451    $6,498        $2,417

Earnings:
 Pretax income (loss)
 from continuing
 operations         $ (749) $ 150   $ (247)   $  27     $ 193         $  70
 Fixed charges       4,804  4,997    5,261    5,451     6,498         2,417
 Other adjustments**   (17)     7                (6)      (4)            (1)
    TOTAL (B)       $4,038 $5,154   $5,014   $5,472   $6,687         $2,486
(B/A)                        1.03              1.00     1.03           1.03

*    Includes amortization of long-term debt discount.

** Other adjustments include capitalized interest and debt issuance costs and amortization of capitalized interest.

*** Other adjustments include adding the net loss of affiliates accounted for at equity whose debt is not guaranteed by the Company and subtracting capitalized interest and debt issuance costs and undistributed net income of affiliates accounted for at equity.

**** Earnings  were inadequate to cover fixed charges and  would  have had to increase approximately $766 million in 1990 and $247 million in 1992 in order to cover the deficiency.


                                                              Exhibit 27



             LEHMAN BROTHERS HOLDINGS INC. and Subsidiaries

This schedule contains summary financial information extracted from the Statement of Financial Condition at February 28, 1995 (Unaudited) and the Consolidated Statement of Operations for the three months ended February 28, 1995 (Unaudited) and is qualified in its entirety by reference to such financial statements.

1,000,000

PERIOD TYPE                             3 MOS
FISCAL YEAR END                         NOV-30-1995
PERIOD START                            DEC-01-1994
PERIOD END                              FEB-28-1995
CASH                                    $  2,540
RECEIVABLES                             $ 11,540
SECURITIES-RESALE                       $ 42,047
SECURITIES BORROWED                     $ 19,609
INSTRUMENTS OWNED                       $ 50,122
PP&E                                    $    606
TOTAL ASSETS                            $127,304
SHORT TERM                              $  9,655
PAYABLES                                $ 10,075
REPOS SOLD                              $ 67,249
SECURITIES LOANED                       $  5,314
INSTRUMENTS SOLD                        $ 18,049
LONG-TERM                               $ 11,177
PREFERRED-MANDATORY                     $      0
PREFERRED                               $    708
COMMON                                  $     11
OTHER SE                                $  2,707
TOTAL LIABILITY AND EQUITY              $127,304
TRADING REVENUE                         $    359
INTEREST AND DIVIDENDS                  $  2,501
COMMISSIONS                             $    105
INVESTMENT BANKING REVENUES             $    137
FEE REVENUE                             $      0
INTEREST EXPENSE                        $  2,405
COMPENSATION                            $    360
INCOME-PRETAX                           $     70
INCOME PRE-EXTRAORDINARY                $     45
EXTRAORDINARY                           $      0
CHANGES                                 $      0
NET INCOME                              $     45
EPS-PRIMARY                             $   0.31
EPS-DILUTED                             $   0.31