Form 10-Q/A
period 1995-02-28
LEHMAN BROTHERS HOLDINGS INC
filed 1995-07-11
CIK 806085

SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549

                         Amendment No. 1

                               To

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

                  Commission file number 1-9466

                  Lehman Brothers Holdings Inc.
     (Exact Name of Registrant As Specified In Its Charter)

            Delaware                                 13-3216325
(State or other jurisdiction
of incorporation                         (I.R.S. Employer Identification No.)
or organization)

     3 World Financial Center
         New York, New York                            10285
        (Address of principal                        (Zip Code)
           executive offices)

 Registrant's telephone number, including area code:  (212) 526-7000


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

     27.  Financial Data Schedule


      Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    LEHMAN  BROTHERS HOLDINGS INC.
                                           (Registrant)





Date:  July 11, 1995               By  /s/ Richard  S. Fuld Jr.
                                   Richard S. Fuld, Jr.
                                   Chairman of the Board and
                                   Chief Executive Officer
                                   (Principal Executive Officer)




Date:   July 11, 1995              By /s/ Robert Matza
                                   Robert Matza
                                   Chief Financial Officer
                                   (Principal Financial Officer)


                         EXHIBIT INDEX


Exhibit No.                   Exhibit                  Page No.


Exhibit 27  Financial Data Schedule