Form 10-Q
period 1995-05-31
LEHMAN BROTHERS HOLDINGS INC
filed 1995-07-14
CIK 806085

SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C.  20549

                                FORM 10-Q


[ X ]          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended May 31, 1995

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

As of June 30, 1995, 104,548,514 shares of the Registrant's Common Stock, par value $.10 per share, were outstanding.




              LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES

                                FORM 10-Q

                    FOR THE QUARTER ENDED MAY 31, 1995

                                  INDEX

Part  I.        FINANCIAL INFORMATION                             Page Number

     Item 1.     Financial Statements - (unaudited)

               Consolidated Statement of Operations -
                 Three and Six Months Ended May 31, 1995
                 and June 30, 1994                                3

               Consolidated Statement of Financial Condition -
                 May 31, 1995 and November 30, 1994               5

               Consolidated Statement of Cash Flows -
                 Six Months Ended May 31, 1995
                 and June 30, 1994                                7

               Notes to Consolidated Financial Statements         9

     Item 2.     Management's Discussion and Analysis of
                Financial Condition and Results of Operations13

Part II.    OTHER INFORMATION

     Item 1.             Legal Proceedings                       22

     Item 6.             Exhibits and Reports on Form 8-K        24

Signatures                                                       25

EXHIBIT INDEX                                                    26

Exhibits


             LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                  CONSOLIDATED STATEMENT of OPERATIONS
                               (Unaudited)
                  (In millions, except per share data)

                                         Three months ended
                                       May 31,        June 30,
                                         1995           1994
Revenues
    Principal transactions             $  355        $  383
    Investment banking                    152           151
    Commissions                           121           117
    Interest and dividends              2,655         1,699
    Other                                  15            14
         Total revenues                 3,298         2,364
     Interest expense                   2,567         1,645
         Net revenues                     731           719
Non-interest expenses
     Compensation and benefits            371           364
     Brokerage, commissions and
     clearance fees                        60            66
     Communications                        47            51
     Occupancy and equipment               45            43
     Professional services                 42            47
     Business development                  28            32
     Depreciation and amortization         27            34
     Other                                 21            32
     Spin-off expenses                                   15
          Total non-interest expenses     641           684
Income before taxes                        90            35
      Provision for income taxes           32            15
Net income                             $   58        $   20
Net income applicable to common stock  $   48        $   12

Number of shares used in earnings per
common share computation                  110.2         105.7
Earnings per common share                  $0.43         $0.11


             See notes to consolidated financial statements.

             LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                  CONSOLIDATED STATEMENT of OPERATIONS
                               (Unaudited)
                  (In millions, except per share data)

                                          Six months ended
                                       May 31,        June 30,
                                        1995           1994
Revenues
    Principal transactions             $  714         $  845
    Investment banking                    289            326
    Commissions                           226            258
    Interest and dividends              5,156          3,226
    Other                                  25             30
         Total revenues                 6,410          4,685
     Interest expense                   4,972          3,098
         Net revenues                   1,438          1,587
Non-interest expenses
     Compensation and benefits            730            814
     Brokerage, commissions and
     clearance fees                       124            140
     Communications                        94            101
     Occupancy and equipment               90             85
     Professional services                 84             89
     Business development                  57             63
     Depreciation and amortization         54             65
     Other                                 45             59
     Severance charge                                     33
     Spin-off expenses                                    15
          Total non-interest expenses   1,278          1,464
Income before taxes and cumulative
effect of change in accounting principle  160            123
      Provision for income taxes           57             48
Income before cumulative effect of
change in accounting principle            103             75
Cumulative effect of change in
accounting principle, net of taxes                       (13)
Net income                             $  103        $    62
Net income applicable to common stock  $   82        $    42
Number of shares used in earnings per
common share computation                  110.2          105.7
Earnings per common share:
     Income before cumulative effect
of change in accounting principle         $0.74        $0.52
     Cumulative effect of change in
     accounting principle                              (0.12)
     Net income                           $0.74        $0.40

             See notes to consolidated financial statements.

             LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
              CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                               (Unaudited)
                              (In millions)

                                 ASSETS

                                                  May 31,       November 30,
                                                   1995            1994
Cash and cash equivalents                           $ 1,519       $  964

Cash and securities segregated and on deposit
  for regulatory and other purposes                     901        1,420

Securities and other financial instruments owned:
   Governments and agencies                          27,112       24,840
   Corporate  obligations and  other  contractual
   commitments                                        8,908        9,962
   Mortgages and mortgage-backed                      6,428        6,774
   Corporate stocks and options                       3,878        4,549
   Certificates of deposit and other money market
   instruments                                        2,707        1,348
                                                     49,033       47,473
Collateralized short-term agreements:
   Securities purchased under agreements to resell   40,306       37,490
   Securities borrowed                               19,231       10,617

Receivables:
   Brokers, dealers and clearing organizations        3,861       4,934
   Customers                                          4,998       2,794
   Others                                             2,115       2,762

Property, equipment and leasehold improvements
 (net of accumulated depreciation and amortization
  of $549 in 1995 and $520 in 1994)                     582         619

Deferred expenses and other assets                      691         686

Excess of cost over fair value of net assets
  acquired (net of accumulated amortization
  of $92 in 1995 and $88 in 1994)                       184         188
       Total assets                                $123,421    $109,947


             See notes to consolidated financial statements.

             LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
        CONSOLIDATED STATEMENT OF FINANCIAL CONDITION (Continued)
                               (Unaudited)
                    (In millions, except share data)
                  LIABILITIES AND STOCKHOLDERS' EQUITY

                                                  May 31,     November 30,
                                                   1995           1994

Short-term financings:
 Securities sold under agreements to
 repurchase                                       $ 65,607       $ 58,419
 Commercial paper and short-term debt                7,885          9,807
 Securities loaned                                   4,925          1,627

Securities and other financial instruments  sold
but not yet purchased:
 Governments and agencies                            8,971         9,867
 Corporate obligations and other contractual
 commitments                                         4,112         3,432
 Corporate stocks and options                        2,555         3,731
                                                    15,638        17,030
Payables:
   Brokers, dealers and clearing organizations       3,606         2,597
   Customers                                         6,864         3,060

Accrued liabilities and other payables               2,639         2,691
Senior notes                                        10,752         9,107
Subordinated indebtedness                            2,030         2,214
           Total liabilities                       119,946       106,552
Commitments and contingencies  (Note 4)
Stockholders' equity:
 Preferred stock, $1 par value; 38,000,000
 shares authorized:
 5% Cumulative Convertible Voting, Series
 A, 13,000,000 shares authorized,
 issued and  outstanding;
 $39.10 liquidation preference per share               508          508
 8.44% Cumulative Voting, 8,000,000 shares
 issued and outstanding;
 $25.00 liquidation preference per share               200          200
 Redeemable Voting, 1,000 shares issued
 and outstanding;
 $1.00 liquidation preference per share
 Common Stock, $.10 par value; 300,000,000
 shares authorized;
 shares issued: 105,639,779 in 1995  and
 105,608,423 in 1994;
 shares outstanding: 104,524,685 in  1995
 and 104,537,690 in 1994                               11            11
 Common Stock issuable                                 81            87
 Additional paid-in capital                         3,172         3,172
 Foreign currency translation adjustment               22             6
 Accumulated deficit                                 (503)         (574)
 Common Stock in treasury at cost: 1,115,094
 shares in 1995
 and 1,070,733 shares in 1994                         (16)          (15)
     Total stockholders' equity                     3,475         3,395
     Total liabilities and stockholders' equity  $123,421      $109,947


             See notes to consolidated financial statements.

             LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF CASH FLOWS
                               (Unaudited)
                              (In millions)

                                                         Six months ended
                                                        May 31,    June 30,
                                                         1995        1994
CASH FLOWS FROM OPERATING ACTIVITIES
Income before cumulative effect of change
in accounting principle                               $   103     $    75
Adjustments to reconcile income to net cash
provided by
(used in) operating activities:
  Depreciation and amortization                            54          65
  Provisions for losses and other reserves                 16          56
  Deferred tax liability                                              138
  Other adjustments                                        22          36
Net change in:
  Cash and securities segregated                          519        (489)
  Receivables from brokers, dealers and clearing
  organizations                                         1,073      (1,403)
  Receivables from customers                           (2,204)     (1,069)
  Securities purchased under agreements to resell      (2,816)    (18,090)
  Securities borrowed                                  (8,614)     (5,795)
  Securities and other financial instruments owned     (1,560)    (11,449)
  Payables to brokers, dealers and clearing
  organizations                                         1,009       1,014
  Payables to customers                                 3,471        (281)
  Accrued liabilities and other payables                  (65)       (616)
  Securities sold under agreements to repurchase        7,188      24,618
  Securities loaned                                     3,298       1,555
  Securities and other financial instruments
  sold but not yet purchased                           (1,392)      7,562
  Other operating assets and liabilities, net             863        (217)

   Net cash provided by (used in) operating
   activities                                        $    965    $(4,290)


             See notes to consolidated financial statements.

              LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CASH FLOWS--(Continued)
                               (Unaudited)
                              (In millions)

                                                      Six months ended
                                                     May 31,       June 30,
                                                      1995          1994

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of senior notes               $3,445        $2,281
Principal payments of senior notes                   (2,093)       (1,506)
Proceeds from issuance of subordinated indebtedness      27           240
Principal payments of subordinated indebtedness        (213)         (244)
Proceeds from issuance of other indebtedness          1,992         3,774
Principal payments of other indebtedness             (2,860)       (3,256)
Increase (decrease) in commercial paper and
short-term debt, net                                   (646)        1,799
Proceeds from spin-off                                              1,193
Dividends paid                                          (32)          (70)
  Net cash (used in) provided by financing
  activities                                           (380)        4,211

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, equipment and leasehold
improvements                                            (30)          (71)
Other                                                                 (25)
   Net cash used in investing activities                (30)          (96)
Effect of exchange rate changes on cash                                12
   Net change in cash and cash equivalents              555          (163)
Cash and cash equivalents, beginning of period          964         1,333
   Cash and cash equivalents, end of period          $1,519        $1,170

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (in millions)

      Interest paid totaled $4,955 and $3,158 for the six months ended May 31, 1995 and June 30, 1994, respectively. Income taxes paid (received) totaled $21 and ($28) for the six months ended May 31, 1995 and June 30, 1994, respectively.


See notes to consolidated financial statements.


1.  Basis of Presentation:

      The consolidated financial statements include the accounts of Lehman Brothers Holdings Inc. ("Holdings") and subsidiaries (Holdings together with its subsidiaries, the "Company" or "Lehman Brothers"). The principal subsidiary of Holdings is Lehman Brothers Inc. ("LBI"), a registered broker-dealer. All material intercompany accounts and transactions have been eliminated in consolidation. The Company's financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC") with respect to the Form 10-Q and reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Pursuant to such rules and regulations, certain footnote disclosures which are normally required under generally accepted accounting principles have been omitted. The consolidated statement of financial condition at November 30, 1994 was derived from the audited financial statements. It is recommended that these financial statements be read in conjunction with the audited consolidated financial statements included in the Company's Transition Report on Form 10-K for the eleven months ended November 30, 1994.

      The nature of the Company's business is such that the results of any interim period may vary significantly from quarter to quarter and may not be indicative of the results to be expected for the fiscal year. Certain prior period amounts reflect reclassifications to conform to the current period's presentation.

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

2.  Borrowings:

      During the six months ended May 31, 1995, the Company issued $3,472 million of long-term debt (including $1,051 million of foreign currency denominated notes), with maturities ranging from 1995 to 2015. These issuances were primarily utilized to refinance maturing long-term debt and to replace senior notes redeemed by the Company prior to final maturity during the six months ended May 31, 1995.

      Approximately $2,612 million of the Company's new issuances were fixed rate. Of this amount, $1,697 million were U.S. dollar denominated issuances with a contractual weighted average interest rate of 8.23%, and $915 million were foreign currency denominated notes. The remainder of the Company's new issuances were floating rate, with contractual interest rates based primarily on the London Interbank Offered Rate ("LIBOR").

      Approximately $1,043 million of the Company's U.S. dollar fixed rate issuances during the six months ended May 31, 1995 have effectively been converted to floating rate obligations through the use of interest rate swaps. In addition to these interest rate swaps, the Company entered into $654 million notional value of swaptions. These swaptions, if exercised, would convert $654 million of the Company's U.S. dollar fixed rate debt issuances during the six months ended May 31, 1995 to floating interest rates. Additionally, virtually all of the Company's foreign currency denominated issuances during the six months ended May 31, 1995 have effectively been converted to U.S. dollar obligations with U.S. dollar floating interest rates based primarily on LIBOR through the use of cross currency swaps.

      The Company had approximately $2,306 million of long-term debt mature during the six months ended May 31, 1995 including notes redeemed by the Company prior to final maturity.

3.  Capital Requirements:

       As registered broker-dealers, LBI and Lehman Government Securities Inc. ("LGSI"), a wholly owned subsidiary of LBI, are subject to SEC Rule 15c3-1, the Net Capital Rule, which requires LBI and LGSI to maintain net capital of not less than the greater of 2% of aggregate debit items arising from customer transactions, as defined, or 4% of funds required to be segregated for customers' regulated commodity accounts, as defined. At May 31, 1995, LBI's regulatory net capital, as defined, of $1,180 million exceeded the minimum requirement by $1,099 million. LGSI's regulatory net capital, as defined, of $385 million exceeded the minimum requirement by $338 million at May 31, 1995.

      Lehman Brothers International (Europe) ("LBIE"), Lehman Brothers Japan Inc. ("LBJ"), and other of Holdings' subsidiaries are subject to various securities, commodities and banking regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. At May 31, 1995, LBIE, LBJ and the other subsidiaries were in compliance with the applicable local capital adequacy requirements.

      There are no restrictions on Holdings' present ability to pay dividends on its common stock, other than Holdings' obligation first to make dividend payments on its preferred stock and the governing provisions of the Delaware General Corporation Law.


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

6.  Other Charges:

Severance Charge

      During the first quarter of 1994, the Company conducted a review of personnel needs, which resulted in the termination of certain personnel. The Company recorded a severance charge of $33 million pretax ($18 million aftertax) in the first quarter of 1994.

Spin-Off Expenses

      During the second quarter of 1994, the Company recorded a charge of $15 million pretax ($12 million aftertax) in connection with the spin-off from the American Express Company and certain related expenses.

7.  Change in Year-End:

     During 1994, the Company changed its year-end from December 31 to November 30. Such a change to a non-calendar cycle shifts certain year-end administrative activities to a time period that conflicts less with the business needs of the Company's institutional customers. As such, the second quarter ended May 31, 1995 has been reported on the basis of the new fiscal year. The prior year's quarter ended June 30, 1994 was reported on the basis of the old calendar year cycle.


8.  Subsequent Event:

Incentive Plans

      In June 1995, the Compensation and Benefits Committee of the Board of Directors of Holdings (the "Compensation Committee") approved the 1995 Stock Award Program, pursuant to the Lehman Brothers Holdings Inc. 1994 Management Ownership Plan. Under the 1995 Stock Award Program, eligible employees are to receive, subject to vesting provisions and transfer restrictions, approximately 6 million restricted stock units ("RSUs"). These RSUs will vest 80% on July 1, 1996 and 20% on July 1, 2000. In addition, certain senior officers are eligible to receive RSUs based on the achievement of 1995 performance goals, with 1 million RSUs expected to be awarded. The Compensation Committee also determined to award RSUs (or Restricted Stock) to certain senior officers of Lehman Brothers as part of a three-year long term incentive plan. The number of RSUs (or
Restricted Stock) which may be awarded, if any, will be determined upon the completion of a two year period; vesting would not occur until the end of the third year.

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

      The adverse market conditions that prevailed during the last three quarters of 1994, which were characterized by rising interest rates and depressed underwriting volumes, continued throughout most of the first quarter of 1995. The financial crisis in Mexico and the collapse of Barings Brothers PLC also had a negative impact on both emerging markets and derivative transaction volumes in the first quarter of 1995.

      In the second quarter of 1995, market conditions showed signs of improvement as expectations for lower U.S. interest rates prompted
strong  rallies  in  the  stock and bond markets.   Although  customer
volumes increased in both the debt and equity markets, activity continued to be inconsistent during this period. In general, investors remained conservative and defensive due to uncertainties surrounding further declines in U.S. interest rates and the value of the dollar. Over the same period, derivative transaction volumes showed improvement as customers and clients were looking for protection in a declining interest rate and volatile currency environment.

      The market rallies experienced during the second quarter of 1995 resulted in increased syndicate activities from the first quarter 1995 levels, with the majority of this increase in debt issuances. Such syndicate volumes, however, remained below those experienced during the comparable 1994 period. The environment for merger and acquisition activity remained strong throughout the first half of fiscal 1995.

Results of Operations
For the Three Months Ended May 31, 1995 and June 30, 1994

      Summary. Net income increased to $58 million for the second quarter ended May 31, 1995 from $20 million for the second quarter ended June 30, 1994. The 1994 results include a $12 million after-tax charge in connection with the spin-off from the American Express Company and certain related expenses (the "Spin-off Charge"). Earnings per common share increased to $0.43 for the second quarter of 1995 from $0.11 per common share for the second quarter of 1994 (as adjusted for the number of shares of common stock outstanding on May 31, 1994).

      Net revenues increased to $731 million in the second quarter of 1995 from $707 million in the first quarter of 1995 and $719 million for the second quarter of 1994. The increase in net revenues reflected an improving market environment in the second quarter of 1995, as changing interest rate expectations caused rallies in the U.S. stock and bond markets and generally higher levels of customer activity.


     Compensation and benefits expense as a percentage of net revenues was 50.7% for both the second quarter of 1995 and 1994, down from 50.9% in the first quarter of 1995. Non-personnel expenses declined for the fourth consecutive quarter to $270 million in the second quarter of 1995 from $305 million in the second quarter of 1994, excluding the Spin-off Charge. The increase in net revenues and the corresponding reduction in non-interest expenses caused an improvement in the Company's pre-tax operating margin to 12.3% in the second quarter of 1995 from 6.8% in the second quarter of 1994, excluding the Spin-off Charge.

      Principal Transactions. Principal transactions revenues include the results of the Company's market making and trading activity related to its customer business, as well as proprietary trading for the Company's own account. The Company, through its subsidiaries, is a market maker in all major equity and fixed income products in both the domestic and international markets. As part of its market-making activities, the Company maintains inventory positions of varying amounts across a broad range of financial instruments which are marked-to-market on a daily basis, along with the Company's proprietary trading positions. The Company utilizes various hedging strategies to minimize its exposure to significant movements in interest and foreign
exchange  rates  and  the  equity and  commodity  markets.   Principal
transactions revenues decreased 7% to $355 million for the second quarter of 1995 from $383 million for the second quarter of 1994. This decline in principal transactions revenues was primarily due to a slight decrease in customer flow activities in certain fixed income products, partially offset by increased net revenues from derivatives activities and foreign exchange.

      Investment Banking. Investment banking revenues were $152 million for the second quarter of 1995 virtually unchanged from the prior year period but up 11% from revenues of $137 million in the first quarter of 1995. The increase in investment banking revenues during the second quarter of 1995 versus the first quarter of 1995 was primarily attributable to higher levels of underwriting activity. Revenues from strategic advisory activities remained strong with consistent revenues in the second quarter of 1995 when compared to the second quarter of 1994 and the first quarter of 1995.

      Commissions. Commission revenues increased 3% to $121 million for the second quarter of 1995 from $117 million for the second quarter of 1994, reflecting an improvement in the Company's institutional trading volumes of listed securities partially offset by the effects of restructuring the Company's high net worth brokerage unit. Commission revenues are generated from the Company's agency activities on behalf of corporations, institutions and high-net-worth individuals.

     Interest and Dividends. Interest and dividend revenues increased to $2,655 million for the second quarter of 1995 from $1,699 million for the second quarter of 1994. This increase is the result of higher levels of interest rates in the second quarter of 1995 versus the second quarter of 1994 and an increase in the Company's volume of matched book transactions.

      Net interest and dividend income increased 63% to $88 million in the second quarter of 1995 from $54 million in the second quarter of 1994. Net interest and dividend revenue amounts are closely related to the Company's trading activities. The Company evaluates its trading strategies on an overall profitability basis which includes both principal transactions revenues and net interest. Therefore, changes in net interest and dividend revenue from period to period should not be viewed in isolation but should be viewed in conjunction with revenues from principal transactions. Net interest and dividend revenue is impacted by the balance sheet size and mix of assets, the amount and mix of short- and long-term funding sources, as well as the prevailing level, term structure and volatility of interest rates. In the second quarter of 1995, the increase in net interest and dividend revenue was due to a higher level of interest earning assets and a reduction in the Company's funding costs due to the $1.2 billion infusion of capital in connection with the May 31, 1994 spin-off from the American Express Company, the conversion of a portion of the Company's existing long-term debt portfolio from fixed to floating rate through the use of interest rate swaps and the use of other derivatives products.

      Non-Interest Expenses. Non-interest expenses decreased 6% to $641 million for the second quarter of 1995 from $684 million for the second quarter of 1994. Compensation and benefits expense as a percentage of net revenues was unchanged at 50.7% for both the second quarter of 1995 and 1994 and down from 50.9% in the first quarter of 1995. Compensation and benefits expense was $371 million for the second quarter of 1995 and $364 million for the second quarter of 1994.

     Nonpersonnel expenses were $270 million for the second quarter of 1995 down from $320 million for the second quarter of 1994 and $277 million for the first quarter of 1995. Included in the 1994 results was a $15 million Spin-off Charge. Excluding this charge, nonpersonnel expenses decreased 11% to $270 million for the second quarter of 1995 from $305 million in the second quarter of 1994.

     Cost Reduction Effort. At year end 1994, the Company announced a cost reduction target of $300 million on an annualized basis (pre-tax) compared to the third quarter 1994 annualized expenses. The Company has continued its progress in reducing costs concentrating on both personnel and non-personnel expenses. During the second quarter of 1995, headcount was further reduced to 8,195 employees at May 31, 1995 from 8,428 at February 28, 1995. Such reductions were achieved despite certain strategic hires by the Company in a number of business units. The Company also continued to reduce nonpersonnel expenses with annualized savings of approximately $28 million being achieved in the second quarter when compared to the first quarter 1995 expense level. The Company expects to achieve its remaining cost reduction objectives by year end 1995.

      In addition to the cost reduction efforts described above, the Company continues to review its activities, realigning and consolidating operations and facilities where possible.

      Income Taxes. For the second quarter of 1995, the Company's income tax provision was $32 million as compared to $15 million for the second quarter of 1994. The effective tax rate was 36% for the second quarter of 1995 as compared to 42% in the second quarter of 1994. The 1994 results include a tax charge related to the non-deductibility of a portion of the Spin-off Charge. In addition, the lower tax rate for 1995 is a result of a decrease in the state tax rate, partially offset by a decrease in tax benefits attributable to income subject to preferential tax treatment.

Results of Operations

For the Six Months Ended May 31, 1995 and June 30, 1994

     Summary. The Company reported net income of $103 million for the six months ended May 31, 1995 as compared to net income of $62 million for the six months ended June 30, 1994. The 1994 results include an $18 million aftertax severance charge related to the Company's review of its personnel needs, a $12 million aftertax Spin-off Charge and a $13 million aftertax charge for the cumulative effect of a change in accounting for postemployment benefits as a result of the adoption of Statement of Financial Accounting Standards No. 112. Excluding these charges, net income declined slightly to $103 million for the six months ended May 31, 1995 from $105 million for the six months ended June 30 1994.

      Earnings per common share for the six months ended May 31, 1995 were $0.74. Earnings per common share for the six months ended June 30, 1994 were $0.40 after the cumulative effect of a change in accounting principle and were $0.52 before the cumulative effect of a change in accounting principle (as adjusted for the number of shares of common stock outstanding on May 31, 1994).

      Net revenues decreased 9% to $1,438 million for the six months ended May 31, 1995 from $1,587 million for the six months ended June 30, 1994. The decline in net revenues was primarily due to decreased revenues in the first quarter of 1995 from the first quarter of 1994 as a result of a significant weakening in the global business environment. The first quarter of 1994 reflected the carryover of the 1993 robust operating environment. This cycle was characterized by historically low interest rates, strong syndicate activity and heavy customer volumes. The first quarter of 1995 reflected a more difficult business environment, due to significantly increased interest rates, reduced levels of debt and equity underwritings and increased volatility in the secondary markets. Partially offsetting this decrease was a somewhat improved operating environment in the second quarter of 1995 as compared to the prior year, due to a change in the expectations for interest rates and rallies in the stock and bond markets.

     Principal Transactions. Principal transactions revenues decreased 16% to $714 million for the six months ended May 31, 1995 from $845 million for the six months ended June 30, 1994. The decline in principal transactions revenues was principally due to lower customer flow activities, particularly in derivatives and certain fixed income products, in the first quarter of fiscal 1995 from that experienced during the first quarter of 1994. Customer flow volumes increased in the second quarter of 1995 from the first quarter 1995 levels due to changes in the expectations regarding interest rates and rallies in both the stock and bond markets.

     Investment Banking. Investment banking revenues decreased 11% to $289 million for the six months ended May 31, 1995 from $326 million for the six months ended June 30, 1994. Underwriting activity continued at low levels industrywide as demand for debt and equity issuance remained below the comparable levels present during 1994. Accordingly, the Company's origination volumes overall were below those achieved during 1994. Partially offsetting this decrease were improved results from merchant banking activities. Results from strategic advisory activities for the six months ended May 31, 1995 were consistent with the prior year period.

      Commissions. Commission revenues decreased 12% to $226 million for the six months ended May 31, 1995 from $258 million for the six months ended June 30, 1994. The decline in commission revenues reflects lower volumes of customer trading in listed securities primarily due to the effects of restructuring the Company's high net worth brokerage unit. Commission revenues are generated from the Company's agency activities on behalf of corporations, institutions and high-net-worth individuals.

     Interest and Dividends. Interest and dividend revenues increased to $5,156 million for the six months ended May 31, 1995 from $3,226 million for the six months ended June 30, 1994. This increase is the result of higher levels of interest rates in the six months ended May 31, 1995 versus the six months ended June 30, 1994 and an increase in the Company's volume of matched book transactions.

      Net interest and dividend income increased 44% to $184 million for the six months ended May 31, 1995 from $128 million for the six months ended June 30, 1994. The 1995 increase in net interest and dividend revenue was due to a higher level of interest earning assets and a reduction in the Company's funding costs due to the $1.2 billion infusion of capital in connection with the May 31, 1994 spin-off from the American Express Company, the conversion of a portion of the Company's existing long-term debt portfolio from fixed to floating rate through the use of interest rate swaps and the use of other derivatives products.

     Non-Interest Expenses. Non-interest expenses were $1,278 million for the six months ended May 31, 1995 and $1,464 million for the six months ended June 30, 1994. Compensation and benefits expense was $730 million for the six months ended May 31, 1995 and $814 million for the six months ended June 30, 1994. Compensation and benefits expense as a percentage of net revenues decreased to 50.8% for the six months ended May 31, 1995 from 51.3% for the six months ended June 30, 1994.

      Nonpersonnel expenses were $548 million for the six months ended May 31, 1995 and $650 million for the six months ended June 30, 1994. Included in the 1994 results was a $33 million severance charge and a $15 million Spin-off Charge. Excluding these charges, nonpersonnel expenses decreased 9% to $548 million for the six months ended May 31, 1995 from $602 million for the six months ended June 30, 1994.

      Income Taxes. For the six months ended May 31, 1995, the Company's income tax provision was $57 million as compared to $48 million for the six months ended June 30, 1994. The effective tax rate was 36% for the six months ended May 31, 1995 as compared to 39% for the six months ended June 30, 1994. The 1994 results include a tax charge related to the non-deductibility of a portion of the Spin-off Charge. In addition, the lower tax rate for 1995 is a result of a decrease in the state tax rate, partially offset by a decrease in tax benefits attributable to income subject to preferential tax treatment.

Liquidity and Capital Resources

     Total assets increased to $123.4 billion at May 31, 1995 from $109.9 billion at November 30, 1994. The increase in total assets is primarily the result of the change in the Company's clearing arrangements. After the close of business on February 17, 1995, the Company became self-clearing for equities, municipal securities and corporate debt securities. Previously all clearing and settlement for these products was performed by Smith Barney Inc. The Company has entered into an agreement, for a term of five years, with the Bear Stearns Securities Corp. ("BSSC") pursuant to which BSSC has agreed to process the transactions previously cleared by Smith Barney Inc. As of result of this arrangement, assets increased by approximately $11 billion which were predominantly funded with offsetting liabilities.

     The Company's asset base consists primarily of cash and cash equivalents and assets which can be converted to cash within one year, including securities and other financial instruments owned, collateralized short-term agreements and receivables. Long-term assets consist primarily of other receivables, which included a $945 million interest bearing receivable from the American Express Company due in June 1996, property, equipment and leasehold improvements, deferred expenses and other assets, and excess of cost over fair value of net assets acquired. On June 22, 1995, $700 million of the receivable was prepaid by the American Express Company. The maturity of the remaining $245 million interest bearing note was extended to the year 2000. Portions of this note will be prepaid by American Express prior to such date in proportion to the Company's payments and prepayments on any indebtedness related to the World Financial Center.

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

     Short-Term Secured Funding. The Company finances its short-term assets primarily on a secured basis. At May 31, 1995, 79% of the Company's securities and other financial instruments owned, securities purchased under agreements to resell and securities borrowed are financed by securities and other financial instruments sold but not yet purchased, securities sold under agreements to repurchase and securities loaned.

      Short-Term Unsecured Funding. The Company uses short-term unsecured borrowing sources to fund short-term assets not financed on a secured basis. The Company's primary sources of short-term, unsecured general purpose funding include commercial paper and short-term debt, including master notes and bank borrowings under uncommitted lines of credit. Commercial paper and short-term debt outstanding totaled $7.9 billion at May 31, 1995, compared to $9.8 billion at November 30, 1994. Of these amounts, commercial paper outstanding totaled $2.7 billion at May 31, 1995 compared to $2.8 billion  at  November 30, 1994.  At May 31, 1995,  Holdings  had  $2.5
billion of unused committed bank credit lines to support its commercial paper programs.

     The Company's uncommitted lines of credit provide an additional source of secured and unsecured short-term financing. At May 31, 1995, the Company had $13.7 billion in uncommitted lines of credit compared to $12.5 billion at November 30, 1994. Uncommitted lines consist of facilities that the Company has been advised are available but for which no contractual lending obligation exists.

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

     For the six months ended May 31, 1995, the Company issued $3.5 billion in long-term debt compared to $2.5 billion for the six months ended June 30, 1994. These issuances were primarily utilized to refinance long-term debt and to replace long-term debt redeemed by the Company prior to maturity during the six months ended May 31, 1995. The Company staggers the maturities of its long-term debt to minimize refunding risk. At May 31, 1995, the Company had long-term debt outstanding of $12.8 billion compared to $11.3 billion at November 30, 1994.

     At  May  31,  1995,  the Company had approximately  $5.5  billion
available  for  issuance  of  debt  securities  under  various   shelf
registrations and debt programs.

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

                                         Holdings                 LBI
                                Short-     Long-       Short-    subordinated
                                 term       term        term        debt

Duff & Phelps Credit Rating Co    D-1        A           D-1         A-
Fitch Investors Services Inc.     F-1        A           F-1         A-
IBCA                              A1         A-          A1          -
Moody's                           P2        Baa1         P2        Baa1
S&P                               A-1        A           A-1         A
Thomson BankWatch                TBW-1       A-         TBW-1        A-


Specific Business Activities and Transactions

     The following sections include information on specific business activities of the Company which affect overall liquidity and capital resources:

     High Yield Securities. The Company underwrites, trades, invests and makes markets in high yield corporate debt securities. The Company also syndicates, trades and invests in loans to below investment grade companies. For purposes of this discussion, high yield debt securities are defined as securities or loans to companies rated as BB+ or lower, or equivalent ratings by recognized credit rating agencies, as well as non-rated securities or loans which, in the opinion of management, are non-investment grade. Non-investment grade securities generally involve greater risks than investment grade securities due to the issuer's creditworthiness and the liquidity of the market for such securities. In addition, these issuers have higher levels of indebtedness, resulting in an increased sensitivity to adverse economic conditions. The Company recognizes these risks and aims to reduce market and credit risk through the diversification of its products and counterparties. High yield debt securities are carried at market value and unrealized gains or losses for these securities are reflected in the Company's consolidated statement of operations. The Company's portfolio of such securities at May 31, 1995 and November 30, 1994 included long positions with an aggregate market value of approximately $825 million and $1.1 billion, respectively, and short positions with an aggregate market value of approximately $80 million and $94 million, respectively. The portfolio may from time to time contain concentrated holdings of selected issues. The Company's two largest high yield positions were $94 million and $57 million at May 31, 1995 and $252 million and $89 million at November 30, 1994.

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

    At May 31, 1995, the carrying value of the Company's investment in the partnership was $114 million. The outstanding balance of the loan to the partnership was fully paid in the first quarter of 1995. The remaining investment should be principally recovered by the end of 1995 through a combination of securitizations, asset sales, mortgage remittances and refinancings by third parties.

     Merchant Banking Partnerships. At May 31, 1995, the Company's investment in merchant banking partnerships was $307 million, which included $14 million in one employee-related partnership in which the Company, as general partner, is entitled to a priority return. At May 31, 1995, the Company had no remaining commitments to make investments through these partnerships. The Company's policy is to carry its interests in merchant banking partnerships at fair value based upon the Company's assessment of the underlying investments. The Company's merchant banking investments, made primarily through a series of partnerships are consistent with the terms of those partnerships, and are expected to be sold or otherwise monetized during the remaining term of the partnerships.

     Noncore Activities and Investments. In March 1990, the Company discontinued the origination of partnerships (the assets of which are primarily real estate) and investments in real estate. Currently, the Company acts as a general partner for approximately $4.1 billion of partnership investment capital and manages the remaining real estate investment portfolio. At May 31, 1995, the Company had net exposure to these investments of $179 million. This amount includes $45 million of investments in these real estate activities, as well as $134 million of commitments and contingent liabilities under guarantees and credit enhancements, both net of applicable reserves. In certain circumstances, the Company provides financial and other support and assistance to such investments to maintain investment values. There is no contractual requirement that the Company continue to provide this support. Although a decline in the real estate market or the economy in general or a change in the Company's disposition strategy could result in additional reserves, the Company believes that it is adequately reserved for its investments in real estate and commitments and contingent liabilities.

     The Company has equity, partnership and debt investments made in previous years that are unrelated to its ongoing businesses. The Company holds $98 million of long-term subordinated indebtedness and equity securities of American Marketing Industries Holdings Inc. ("AMI"). The subordinated debt, as amended, matures in 1997, and includes certain provisions which limit cash interest payments and provides for payment-in-kind securities above such cash interest payments. The AMI loan is current in payment in accordance with its terms. The Company has other investments that are also awaiting their disposition or the occurrence of certain events which will ultimately lead to their liquidation. The Company carries these equity, partnership and debt investments, including AMI, at their estimated net realizable value, which approximates $171 million at May 31, 1995.

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


Glynwil Investment, Ltd. v. Shearson Lehman Brothers Inc. (Reported in Holdings' Annual Report on Form 10-K and First Quarter Report on Form 10-Q)

      On June 13, 1995, the Appellate Division, First Department, reversed the summary judgment in favor of Lehman Brothers and remanded the case back to the trial court for further proceedings. The case is scheduled to go to trial on October 16, 1995.


First Capital Holdings Inc. - Bankruptcy Court Action. (Reported in Holdings' Annual Report on Form 10-K)

      The parties have agreed to a settlement of all claims, with all defendants agreeing to pay a total of $80 million. On June 30, 1995, the Bankruptcy Court entered an order in the case which, inter alia, establishes notice procedures for serving shareholders and bondholders with the settlement motion and setting August 9, 1995 as the hearing date for the motion.

Lehman Brothers Commercial Corporation and Lehman Brothers Special Financing Inc. v. China International United Petroleum and Chemical Co., Ltd. (Reported in Holdings' Annual Report on Form 10-K and First Quarter Report on Form 10-Q)

     Unipec has asserted fifteen counterclaims against Lehman entities based on violations of federal securities and commodities laws and rules, and theories of fraud, breach of fiduciary duty, conversion and business torts. Unipec seeks $8 million in compensatory damages, as well as punitive damages. The Lehman counterclaim defendants have moved to dismiss the six counterclaims based on fraud and the two based on business tort theories. Discovery is commencing.

Lehman Brothers Commercial Corporation and Lehman Brothers Special Financing Inc. v. Minmetals International Non-Ferrous Metals Trading Company (Reported in Holdings' Annual Report on Form 10-K and First Quarter Report on Form 10-Q)

      CNM filed a motion to dismiss the claims against it. The court granted the motion, but also granted LBCC and LBSF leave to replead. Minmetals filed fourteen counterclaims against Lehman entities based on violations of federal securities and commodities laws and rules, and theories of fraud, breach of fiduciary duty and conversion. The Lehman counterclaim defendants have moved to dismiss the six fraud based counterclaims. Discovery is commencing.



EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits and reports on Form 8-K are filed as part of this Quarterly Report, or where indicated, were heretofore filed and are hereby incorporated by reference:

(a)  Exhibits:

     11.  Computation of Per Share Earnings

     12.  Computation in Support of Ratio of Earnings to Fixed
          Charges

     27.  Financial Data Schedule


(b)  Reports on Form 8-K:

       1. Form 8-K filed June 28, 1995, Items 5 and 7.



                               SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   LEHMAN BROTHERS HOLDINGS INC.
                                           (Registrant)





Date:   July  14, 1995             By /s/  Richard  S. Fuld Jr.
                                   Richard S. Fuld, Jr.
                                   Chairman of the Board and
                                   Chief Executive Officer
                                   (Principal Executive Officer)




Date:  July 14, 1995               By /s/ Robert Matza
                                   Robert Matza
                                   Chief Financial Officer
                                   (Principal Financial Officer)




                      EXHIBIT INDEX

Exhibit No.                   Exhibit


Exhibit 11  Computation of Per Share Earnings

Exhibit  12   Computation in Support of Ratio of Earnings  to  Fixed Charges

Exhibit 27  Financial Data Schedule



                                                            Exhibit 11

             LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                    COMPUTATION of PER SHARE EARNINGS
                               (Unaudited)
                    (In millions, except share data)
                                 Three months               Six months
                                    ended                     ended
                            May 31,       June 30,    May 31,      June 30,
                             1995          1994        1995          1994
Primary:
Weighted average shares
outstanding:
Common stock              104,510,057  105,594,043  104,514,659  105,601,193
Common stock issuable       5,466,763       11,667    5,510,020       11,667
Common stock equivalents      271,927       61,389      166,658       61,389
Total common stock and
common stock equivalents  110,248,747  105,667,099  110,191,337  105,674,249

Income before cumulative effect
of change in accounting
principle                     $ 58.2      $ 20.1      $103.2       $ 75.0
Cumulative effect of change in
accounting principle                                                (12.7)
Net income                      58.2        20.1       103.2         62.3
Preferred dividends            (10.6)       (8.0)      (21.2)       (20.0)
Net income applicable to
stock common                  $ 47.6      $ 12.1      $ 82.0       $ 42.3

Earnings Per Share:

Income before cumulative effect
of change in accounting
principle                      $ 0.43      $ 0.11      $ 0.74       $ 0.52
Cumulative effect of change in
accounting principle                                                 (0.12)
Earnings per common share      $ 0.43      $ 0.11      $ 0.74       $ 0.40

Fully diluted:

Weighted average shares
outstanding:
Common stock              104,510,057  105,594,043  104,514,659  105,601,193
Common stock issuable       5,466,763       11,667    5,510,020       11,667
Common stock equivalents      369,522       61,389      227,668       61,389
Total common stock and
common stock equivalents  110,346,342  105,667,099  110,252,347  105,674,249
Income before cumulative
effect of change in
accounting principle           $ 58.2       $ 20.1       $103.2       $ 75.0
Cumulative effect of change in
accounting principle                                                   (12.7)
Net income                       58.2         20.1        103.2         62.3
Preferred dividends             (10.6)        (8.0)       (21.2)       (20.0)
Net income applicable to common
stock                           $47.6        $12.1        $82.0        $42.3

Earnings Per Share:

Income before cumulative effect
of change in
accounting principle            $ 0.43       $ 0.11       $ 0.74       $ 0.52
Cumulative effect of change in
accounting principle                                                   (0.12)
Earnings per common share       $ 0.43       $ 0.11       $ 0.74      $ 0.40


                                                            Exhibit 12


             LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
      COMPUTATION in SUPPORT of RATIO of EARNINGS to FIXED CHARGES
                          (Dollars in millions)
                               (Unaudited)
                                                          For the   For the
                                                      Eleven Months Six Months
                                                            Ended     Ended
                      For  the  Year Ended December 31,  November 30, May 31,
                      1990      1991     1992      1993     1994      1995
Fixed charges:
Interest expense:
Subordinated
indebtedness         $ 203     $ 170     $ 150     $ 144     $ 158    $ 101
Bank loans and other
borrowings*          4,531     4,755     5,035     5,224     6,294     4,871
Interest component
of rentals
of office and
equipment               62        70        74        76        42        23
Other adjustments**      8         2         2         7         4        16
TOTAL (A)           $4,804    $4,997    $5,261    $5,451    $6,498    $5,011

Earnings:

Pretax income  (loss)
from continuing
operations          $ (749)    $ 150    $ (247)   $   27     $ 193     $ 160
Fixed charges        4,804     4,997     5,261     5,451     6,498     5,011
Other adjustments**    (17)        7                  (6)       (4)      (15)
TOTAL (B)           $4,038    $5,154    $5,014    $5,472    $6,687    $5,156
(B / A)                         1.03                1.00      1.03      1.03

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