Form 10-Q
period 1995-10-16
LEHMAN BROTHERS HOLDINGS INC
filed 1995-10-16
CIK 806085

SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C.  20549

                                FORM 10-Q


[ X ]          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended August 31, 1995

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
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

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

As of September 30, 1995, 104,558,051 shares of the Registrant's Common Stock, par value $.10 per share, were outstanding.




              LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES

                                FORM 10-Q

                  FOR THE QUARTER ENDED AUGUST 31, 1995

                                  INDEX

Part  I.        FINANCIAL INFORMATION                             Page Number

     Item 1.             Financial Statements - (unaudited)

               Consolidated Statement of Operations -
                 Three and Nine Months Ended August 31, 1995
                  and  Three  and Eight Months Ended
                   August  31,  1994                                        3

               Consolidated Statement of Financial Condition -
                 August 31, 1995 and November 30, 1994                      5

               Consolidated Statement of Cash Flows -
                 Nine Months Ended August 31, 1995
                 and Eight Months Ended August 31, 1994                     7

               Notes to Consolidated Financial Statements                   9

     Item 2.   Management's Discussion and Analysis of
                Financial Condition and Results of Operations              13

Part II.    OTHER INFORMATION

     Item 1.             Legal Proceedings                                 23

     Item 6.             Exhibits and Reports on Form 8-K                  25

Signatures                                                                 26

EXHIBIT INDEX                                                              27

Exhibits




             LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                  CONSOLIDATED STATEMENT of OPERATIONS
                               (Unaudited)
                  (In millions, except per share data)

                                                         Three months ended
                                                             August 31,
                                                     1995                1994
Revenues
    Principal transactions                          $  245             $  335
    Investment banking                                 251                172
    Commissions                                        116                113
    Interest and dividends                           2,830              1,901
    Other                                               11                 16
         Total revenues                              3,453              2,537
     Interest expense                                2,703              1,818
         Net revenues                                  750                719
Non-interest expenses
     Compensation and benefits                         380                388
     Brokerage, commissions and
     clearance fees                                     59                 58
     Communications                                     43                 51
     Occupancy and equipment                            44                 45
     Professional services                              39                 49
     Business development                               27                 33
     Depreciation and amortization                      26                 33
     Other                                              23                 29
          Total non-interest expenses                  641                686
Income before taxes                                    109                 33
      Provision for income taxes                        38                 11
Net income                                          $   71             $   22
Net income applicable to common stock               $   60             $   11

Number of shares used in earnings per
common share computation                               116.2            109.1
Earnings per common share                               $0.52           $ 0.10





             See notes to consolidated financial statements.




             LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                  CONSOLIDATED STATEMENT of OPERATIONS
                               (Unaudited)
                  (In millions, except per share data)
                                       Nine months ended    Eight months ended
                                            August 31,          August 31,
                                               1995                1994
Revenues
    Principal transactions                   $  959                $1,054
    Investment banking                          540                   421
    Commissions                                 342                   333
    Interest and dividends                    7,986                 4,547
    Other                                        36                    40
         Total revenues                       9,863                 6,395
     Interest expense                         7,675                 4,365
         Net revenues                         2,188                 2,030
Non-interest expenses
     Compensation and benefits                1,111                 1,057
     Brokerage, commissions and
     clearance fees                             183                   179
     Communications                             137                   136
     Occupancy and equipment                    134                   114
     Professional services                      123                   121
     Business development                        84                    85
     Depreciation and amortization               80                    86
     Other                                       67                    76
     Severance charge                                                  33
     Spin-off expenses                                                 15
          Total non-interest expenses         1,919                 1,902
Income before taxes and cumulative
effect of change in accounting principle        269                   128
      Provision for income taxes                 95                    48
Income before cumulative effect of
change in accounting principle                  174                    80
Cumulative effect of change in
accounting principle, net of taxes                                    (13)
Net income                                   $  174               $    67
Net income applicable to common stock        $  142               $    40
Number of shares used in earnings per
common share computation                        112.2                 107.0
Earnings per common share:
Income before cumulative effect
of change in accounting principle               $ 1.27                 $0.49
Cumulative effect of change in
accounting principle                                                   (0.12)
     Net income                                 $ 1.27                 $0.37


             See notes to consolidated financial statements.


             LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
              CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                               (Unaudited)
                              (In millions)

                                 ASSETS


                                                      August 31,  November 30,
                                                         1995         1994

Cash and cash equivalents                               $2,101         $  964

Cash and securities segregated and on deposit
for regulatory and other purposes                          766          1,420

Securities and other financial instruments owned:
Governments and agencies                                24,162         24,840
Corporate obligations and other
contractual commitments                                  9,250          9,962
Mortgages and mortgage-backed                            6,014          6,774
Corporate stocks and options                             5,950          4,549
Certificates of deposit and other money market
instruments                                              2,799          1,348
                                                        48,175         47,473

Collateralized short-term agreements:
Securities purchased under agreements to resell         37,173         37,490
Securities borrowed                                     18,178         10,617

Receivables:
Brokers, dealers and clearing organizations              4,232          4,934
Customers                                                4,174          2,794
Others                                                   1,318          2,762

Property, equipment and leasehold improvements
(net of accumulated depreciation and amortization
of $565 in 1995 and $520 in 1994)                          558            619

Deferred expenses and other assets                         661            686

Excess of cost over fair value of net assets
acquired (net of accumulated amortization
of $94 in 1995 and $88 in 1994)                            182            188
Total assets                                          $117,518       $109,947



             See notes to consolidated financial statements.



             LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
        CONSOLIDATED STATEMENT OF FINANCIAL CONDITION (Continued)
                               (Unaudited)
                    (In millions, except share data)
                  LIABILITIES AND STOCKHOLDERS' EQUITY
                                                     August 31,   November 30,
                                                        1995          1994
Short-term financings:
Securities sold under agreements to repurchase        $ 57,887       $ 58,419
Commercial paper and short-term debt                     5,742          9,807
Securities loaned                                        3,425          1,627

Securities and other financial instruments  sold
but not yet purchased:
Governments and agencies                                12,923          9,867
Corporate obligations and other contractual
commitments                                              3,930          3,432
Corporate stocks and options                             3,591          3,731
                                                        20,444         17,030
Payables:
Brokers, dealers and clearing organizations              2,214          2,597
Customers                                                8,589          3,060

Accrued liabilities and other payables                   2,689          2,691
Senior notes                                            10,635          9,107
Subordinated indebtedness                                2,262          2,214
Total liabilities                                      113,887        106,552
Commitments and contingencies  (Note 5)
Stockholders' equity:
Preferred stock, $1 par value; 38,000,000
shares authorized:
5% Cumulative Convertible Voting, Series A,
13,000,000 shares authorized, issued
and outstanding; $39.10 liquidation preference
per share                                                  508            508
8.44% Cumulative Voting, 8,000,000 shares
issued and outstanding; $25.00 liquidation
preferenc per share                                        200            200
Redeemable Voting, 1,000 shares issued
and outstanding; $1.00 liquidation preference
per share
Common  Stock,  $.10 par value;  300,000,000
shares authorized; shares issued:105,673,212 in 1995
and 105,608,423 in 1994;
shares outstanding: 104,558,121 in 1995
and 104,537,690 in 1994                                     11             11
Common Stock issuable                                      199             87
Additional paid-in capital                               3,172          3,172
Foreign currency translation adjustment                      6              6
Accumulated deficit                                       (449)          (574)
Common  Stock in treasury at cost: 1,115,091
shares in 1995 and 1,070,733 shares in 1994                (16)           (15)
Total stockholders' equity                               3,631          3,395
Total liabilities and stockholders' equity            $117,518       $109,947


             See notes to consolidated financial statements.


             LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF CASH FLOWS
                               (Unaudited)
                              (In millions)

                                                  Nine months    Eight months
                                                      ended         ended
                                                    August 31,     August 31,
                                                      1995           1994

CASH FLOWS FROM OPERATING ACTIVITIES
Income  before cumulative effect of change
in accounting principle                                 174             80
Adjustments to reconcile income to net
cash provided by
(used in) operating activities:
Depreciation and amortization                            80             86
Provisions for losses and other reserves                 28             54
Deferred tax liability                                                 138
Other adjustments                                       150             70
Net change in:
Cash and securities segregated                          654           (345)
Receivables from brokers, dealers and
clearing organizations                                  702         (1,271)
Receivables from customers                           (1,380)          (404)
Securities purchased under agreements to resell         317        (18,523)
Securities borrowed                                  (7,561)        (4,721)
Securities and other financial
instruments owned                                      (702)       (16,050)
Payables to brokers, dealers and
clearing organizations                                 (383)         1,103
Payables to customers                                 5,196           (866)
Accrued liabilities and other payables                  (25)          (505)
Securities sold under agreements to repurchase         (532)        28,635
Securities loaned                                     1,798            872
Securities and other financial
instruments sold but not yet purchased                3,414          7,580
Other operating assets and liabilities, net           1,492           (265)

Net cash provided by (used  in)
operating activities                                $ 3,422        $(4,332)




             See notes to consolidated financial statements.




             LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CASH FLOWS--(Continued)
                               (Unaudited)
                              (In millions)

                                                 Nine months     Eight months
                                                    ended           ended
                                                 August 31,       August 31,
                                                   1995              1994

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of senior notes               $4,301           $2,537
Principal payments of senior notes                   (2,885)          (1,767)
Proceeds from issuance of subordinated
indebtedness                                            258              540
Principal payments of subordinated indebtedness        (214)            (294)
Proceeds from issuance of other indebtedness          2,488            3,949
Principal payments of other indebtedness             (3,893)          (4,151)
Increase (decrease) in commercial paper and
short-term debt, net                                 (2,252)           2,046
Proceeds from spin-off                                                 1,193
Dividends paid                                          (49)             (82)
Net cash (used in) provided by
financing activities                                 (2,246)           3,971

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, equipment and leasehold
improvements                                            (39)            (137)
Other
Net cash used in investing activities                   (39)            (137)
Effect of exchange rate changes on cash                                   12
Net change in cash and cash equivalents               1,137             (486)
Cash and cash equivalents, beginning of period          964            1,333
Cash and cash equivalents, end of period             $2,101           $  847


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (in millions)

      Interest paid totaled $7,611 and $4,286 for the nine months ended August 31, 1995 and for the eight months ended August 31, 1994, respectively. Income taxes paid (received) totaled $65 and ($43) for the nine months ended August 31, 1995 and for the eight months ended August 31, 1994, respectively.




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

2.  Borrowings:

      During the nine months ended August 31, 1995, the Company issued $4,559 million of long-term debt (including $1,261 million of foreign currency denominated notes), with maturities ranging from 1995 to 2015. These issuances were primarily utilized to refinance maturing long-term debt and to replace senior notes redeemed by the Company prior to final maturity during the nine months ended August 31, 1995.

      Approximately $3,444 million of the Company's new issuances were
fixed   rate.   Of  this  amount,  $2,320  million  were  U.S.  dollar
denominated issuances with a contractual weighted average interest rate of 8.0%, and $1,124 million were foreign currency denominated notes with a contractual weighted average interest rate of 4.8%.
This rate is based on the contractual foreign interest rates of the notes. The remainder of the Company's new issuances were floating rate, with contractual interest rates based primarily on the London Interbank Offered Rate ("LIBOR").

      Approximately $1,666 million of the Company's U.S. dollar fixed rate issuances during the nine months ended August 31, 1995 have effectively been converted to floating rate obligations through the use of interest rate swaps. In addition to these interest rate swaps, the Company entered into $654 million notional value of swaptions. These swaptions, if exercised, would convert $654 million of the Company's U.S. dollar fixed rate debt issuances during the nine months ended August 31, 1995 to floating interest rates. Additionally, virtually all of the Company's foreign currency denominated issuances during the nine months ended August 31, 1995 have effectively been converted to U.S. dollar obligations with U.S. dollar floating interest rates based primarily on LIBOR through the use of cross currency swaps.

      The Company had approximately $3,099 million of long-term debt mature during the nine months ended August 31, 1995, including notes redeemed by the Company prior to final maturity.

3.  Capital Requirements:

     As a registered broker-dealer, LBI is subject to SEC Rule 15c3-1, the Net Capital Rule, which requires LBI to maintain net capital of not less than the greater of 2% of aggregate debit items arising from customer transactions, as defined, or 4% of funds required to be segregated for customers' regulated commodity accounts, as defined.
At August 31, 1995, LBI's regulatory net capital, as defined, of $1,606 million exceeded the minimum requirement by $1,481 million. On August 31, 1995, Lehman Government Securities Inc., a wholly owned subsidiary of LBI and a registered broker-dealer, was merged into LBI.

      Lehman Brothers International (Europe) ("LBIE"), Lehman Brothers Japan Inc. ("LBJ") and other of Holdings' subsidiaries are subject to various securities, commodities and banking regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. At August 31, 1995, LBIE, LBJ and the other subsidiaries were in compliance with the applicable local capital adequacy requirements.

      There are no restrictions on Holdings' present ability to pay dividends on its common stock, other than Holdings' obligation first to make dividend payments on its preferred stock and the governing provisions of the Delaware General Corporation Law.

4.  Incentive Plans:

      In June 1995, the Compensation and Benefits Committee of the Board of Directors of Holdings (the "Compensation Committee") approved the 1995 Stock Award Program, pursuant to the Lehman Brothers Holdings Inc. 1994 Management Ownership Plan. Under the 1995 Stock Award Program, eligible employees are to receive as a portion of their total compensation approximately 6 million restricted stock units ("RSUs"), subject to vesting provisions and transfer restrictions. In addition, certain senior officers are eligible to receive RSUs based on the achievement of 1995 performance goals, with 1 million RSUs expected to be awarded. There were no costs to employees and senior officers associated with these awards. These RSU awards will vest 80% on July 1, 1996 and 20% on July 1, 2000.

         The Compensation Committee also determined to award RSUs (or Restricted Stock) to certain senior officers of Lehman Brothers as part of a three-year long term incentive plan. The number of RSUs (or Restricted Stock) which may be awarded, if any, will be determined upon the completion of a two year period; vesting would not occur until the end of the third year.

      The Company records compensation expense for all RSU programs granted based on the market value of the common stock and the vesting provisions.

5.  Commitments and Contingencies:

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

6.  Changes in Accounting Principles:

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

7.  Other Charges:

      Severance Charge. During the first quarter of 1994, the Company conducted a review of personnel needs, which resulted in the termination of certain personnel. The Company recorded a severance charge of $33 million pretax ($18 million aftertax) in the first quarter of 1994.

      Spin-Off Expenses. During the second quarter of 1994, the Company recorded a charge of $15 million pretax ($12 million aftertax) in connection with the spin-off from the American Express Company and certain related expenses.

8.  Change in Year-End:

     During 1994, the Company changed its year-end from December 31 to November 30. Such a change to a non-calendar cycle shifts certain year-end administrative activities to a time period that conflicts less with the business needs of the Company's institutional customers. In conjunction with the decision to change its year-end, the Company is reporting its third quarter 1994 results on the basis of its new fiscal year.

9.  Subsequent Events:

      On September 9, 1995, the Company entered into an agreement to sell its 8% interest in an Italian cellular telephone venture, Omnitel Sistemi Radiocellulari S.p.A. ("Omnitel") to Ing. C. Olivetti & Co. S.p.A ("Olivetti"), subject to the completion of Olivetti's announced rights offering (the "Rights Offering"). The Company will receive approximately $175 million of proceeds (at current exchange rates) from the sale of Omnitel. In connection with this transaction, the Company, under certain circumstances, may be required to purchase and subscribe to rights for up to a total cost of $82.5 million
(at current exchange rates) during the Rights Offering. In addition, the Company has an underwriting commitment relating to its role as a co-lead manager in the Rights Offering. The Rights Offering will be considered for final approval by the stockholders of Olivetti on October 26, 1995 and, if approved, is expected to be launched on November 16, 1995. Subject to the foregoing, the Company currently anticipates recognizing an aftertax gain of approximately $50 million in the fourth quarter related to the sale.

      On September 6, 1995, the Company agreed to sell the net assets of certain of its European branch operations as well as Lehman Brothers Bank (Switzerland) to Prudential Securities. In August, 1995, the Company also agreed to sell certain of its domestic retail brokerage accounts to Prudential Securities. These transactions are expected to close in the fourth quarter. The Company does not expect any material gain or loss on these transactions.

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

      In the second quarter of 1995, market conditions showed signs of improvement as expectations for lower U.S. interest rates prompted
strong  rallies  in  the  stock and bond markets.   Although  customer
volumes increased in both the debt and equity markets, activity continued to be volatile during this period. In general, investors remained conservative and defensive due to uncertainties surrounding the direction of U.S. interest rates and the value of the dollar. Over the same period, derivative transaction volumes showed improvement as customers and clients were looking for protection in a declining interest rate and volatile currency environment.

      The positive momentum established during the second quarter of 1995 continued into the third quarter of 1995. In early July 1995, the U.S. Federal Reserve Banks reduced the federal funds rate by one-quarter of a percentage point. Investors reacted favorably to this long-awaited rate cut, leading to a rally in the bond market. However, by the middle of July 1995, positive economic data caused renewed investor concerns regarding inflation, the growth rate of the economy, and the future direction of interest rates. Towards the end of the third quarter, the market tone turned decidedly more positive as investors concluded that further rate increases would be unnecessary. In addition, the dollar continued to strengthen against key currencies such as the yen and the deutschemark, providing further support for a more stable interest rate environment.

      The fixed income and equity markets rallied as a result of these factors. Improved market conditions allowed for a continuing increase in debt and equity origination activity. Driving the robust equity markets were strong individual company and industry fundamentals, near record levels of merger and acquisition activity and substantial cash inflows into mutual funds.

      The positive market conditions experienced during the third quarter of 1995 continued into the early part of the fourth quarter.

           LEHMAN BROTHERS HOLDINGS INC. and SUBIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS


Results of Operations
For the Three Months Ended August 31, 1995 and August 31, 1994

      Summary. Net income increased to $71 million for the third quarter ended August 31, 1995 from $22 million for the third quarter ended August 31, 1994. Earnings per common share increased to $0.52 for the third quarter of 1995 from $0.10 per common share for the third quarter of 1994 (as adjusted for the number of shares of common stock outstanding on May 31, 1994).

      Net revenues increased to $750 million in the third quarter of 1995 from $731 million in the second quarter of 1995 and $719 million for the third quarter of 1994. The increase in net revenues reflected the continuation of an improved market environment, as the U.S. Federal Reserve Banks reduction of the federal funds rate and the strengthening dollar led to stronger U.S. debt and equity markets which benefitted the Company's customer flow business.

     Compensation and benefits expense as a percentage of net revenues was 50.7% for both the third and second quarters of 1995, down from 53.9% in the third quarter of 1994. Non-personnel expenses declined for the fifth consecutive quarter to $261 million in the third quarter of 1995 from $298 million in the third quarter of 1994. The increase in net revenues and the corresponding reduction in non-interest expenses caused an improvement in the Company's pretax operating margin to 14.5% in the third quarter of 1995 from 4.6% in the third quarter of 1994.

      Principal Transactions. Principal transactions revenues include the results of the Company's market making and trading activity related to its customer business, as well as proprietary trading for the Company's own account. The Company, through its subsidiaries, is a market maker in all major equity and fixed income products in both the domestic and international markets. As part of its market-making activities, the Company maintains inventory positions of varying amounts across a broad range of financial instruments which are marked-to-market on a daily basis, along with the Company's proprietary trading positions. The Company utilizes various hedging strategies to minimize its exposure to significant movements in interest and foreign
exchange  rates  and  the  equity and  commodity  markets.   Principal
transactions revenues decreased 27% to $245 million for the third quarter of 1995 from $335 million for the third quarter of 1994. This decline in principal transactions revenues was primarily due to
decreased  net  revenues  from  foreign  exchange  and  fixed   income
derivatives.

     Investment Banking. Investment banking revenues increased 46% to $251 million for the third quarter of 1995 from $172 million for the third quarter of 1994 and increased 65% from revenues of $152 million in the second quarter of 1995. The increase in investment banking revenues during the third quarter of 1995 versus the third quarter of 1994 and the second quarter of 1995 was primarily attributable to higher levels of underwriting activity due predominantly to a strengthened equity syndicate calendar. Revenues from strategic advisory activities remained strong, with increased revenues in the third quarter of 1995 compared to the third quarter of 1994 and the second quarter of 1995. Merchant banking results increased primarily as a result of net unrealized gains in the value of certain publicly traded equity investments.

     Commissions. Commission revenues were $116 million for the third quarter of 1995, virtually unchanged from both the prior year period and the second quarter of 1995, reflecting an improvement in the Company's institutional trading volumes of listed securities offset by the effects of restructuring the Company's high net worth brokerage unit. Commission revenues are generated from the Company's agency activities on behalf of corporations, institutions and high net worth individuals.

     Interest and Dividends. Interest and dividend revenues increased to $2,830 million for the third quarter of 1995 from $1,901 million for the third quarter of 1994. This increase is the result of higher levels of interest rates in the third quarter of 1995 versus the third quarter of 1994 and an increase in the Company's volume of matched book transactions.

      Net interest and dividend revenues increased 53% to $127 million in  the third quarter of 1995 from $83 million in the third quarter of
1994.   Net interest and dividend revenue amounts are closely  related to the Company's trading activities. The Company evaluates its trading strategies on an overall profitability basis which includes
both  principal  transactions revenues and net  interest.   Therefore,
changes in net interest and dividend revenue from period to period should not be viewed in isolation but should be viewed in conjunction with revenues from principal transactions. Net interest and dividend revenue is impacted by the balance sheet size and mix of assets, the amount and mix of short- and long-term funding sources, as well as the prevailing level, term structure and volatility of interest rates. In the third quarter of 1995, the increase in net interest and dividend revenue was due to a higher level of interest earning assets, increased spreads on certain fixed income products as a result of the lower interest rate environment and the benefit of the Company's liability management activities. Such activities included the conversion of a portion of the Company's existing long-term debt portfolio from fixed to floating rate through the use of interest rate swaps.

      Non-Interest Expenses. Non-interest expenses decreased 7% to $641 million for the third quarter of 1995 from $686 million for the third quarter of 1994. Compensation and benefits expense as a percentage of net revenues was 50.7% for both the third and second quarters of 1995 down from 53.9% in the third quarter of 1994. Compensation and benefits expense decreased to $380 million for the third quarter of 1995 from $388 million for the third quarter of 1994.

      Nonpersonnel expenses were $261 million for the third quarter of 1995 down from $298 million for the third quarter of 1994 and $270 million for the second quarter of 1995.

     Cost Reduction Effort. At year end 1994, the Company announced a cost reduction target of $300 million on an annualized basis (pre-tax) compared to the third quarter 1994 annualized expenses. The Company has continued its progress in reducing costs concentrating on both personnel and non-personnel expenses. During the third quarter of 1995, headcount was further reduced to 8,069 employees at August 31, 1995 from 8,195 at May 31, 1995. Such reductions were achieved despite certain strategic hires by the Company in a number of business units. The Company also continued to reduce nonpersonnel expenses with annualized savings of approximately $37 million being achieved in the third quarter when compared to the second quarter 1995 expense level. The Company expects to achieve its remaining cost reduction objectives by year end 1995.

      In  addition to the cost reduction efforts described above,  the
Company   continues   to   review  its  activities,   realigning   and
consolidating operations where possible. These realignments and consolidations could result in the relocation of personnel and the identification of excess operating facilities.

     Income Taxes. The Company's income tax provision was $38 million for the third quarter of 1995 as compared to $11 million for the third quarter of 1994. The effective tax rate was 35% for the third quarter of 1995 and the third quarter of 1994. The 1995 rate, although the same as 1994, includes a decrease in the state and local tax rate and an improvement in certain foreign operations, partially offset by a decrease in tax benefits attributable to income subject to preferential tax treatment.

Results of Operations
For the  Nine  Months  Ended August 31, 1995 and  Eight  Months  Ended
August 31, 1994

     Summary. The Company reported net income of $174 million for the nine months ended August 31, 1995 and $67 million for the eight months ended August 31, 1994. The 1994 results included an $18 million aftertax severance charge related to the Company's review of its personnel needs, a $12 million aftertax charge in connection with the spin-off from the American Express Company and certain related expenses (the "Spin-off Charge") and a $13 million aftertax charge for the cumulative effect of a change in accounting for postemployment benefits as a result of the adoption of Statement of Financial Accounting Standards No. 112. Excluding these charges, net income was $110 million for the eight months ended August 31, 1994.

      Earnings per common share for the nine months ended August 31, 1995 were $1.27. Earnings per common share for the eight months ended August 31, 1994 were $0.37 after the cumulative effect of a change in accounting principle and were $0.49 before the cumulative effect of a change in accounting principle (as adjusted for the number of shares of common stock outstanding on May 31, 1994).

     Net revenues were $2,188 million for the nine months ended August 31, 1995 and $2,030 million for the eight months ended August 31, 1994. Although the first quarter of 1994 reflected the carryover of the 1993 robust operating environment, net revenue levels for the remainder of 1994 were adversely affected by significantly reduced underwriting volumes and a less favorable mix of investor activity due to increasing interest rates and volatile equity markets. The first quarter of 1995 reflected a continuation of the difficult business environment, due to further interest rate increases, reduced levels of debt and equity underwritings and increased volatility in the secondary markets. Although market conditions showed signs of improvement during the second quarter of 1995 as a result of expectations for lower U.S. interest rates, investors still remained defensive. The third quarter of 1995 reflected the continuation of an improved market environment, as the U.S. Federal Reserve Banks reduction of the federal funds rate and the strengthening dollar led to stronger U.S. debt and equity markets.

     Principal Transactions. Principal transactions revenues were $959 million for the nine months ended August 31, 1995 and $1,054 million for the eight months ended August 31, 1994. Principal transactions revenues were adversely affected by lower customer flow activities, particularly in fixed income derivatives.

      Investment Banking. Investment banking revenues were $540 million for the nine months ended August 31, 1995 and $421 million for the eight months ended August 31, 1994. During the first six months of 1995, underwriting activity continued at low levels industrywide as demand for debt and equity issuance remained below the comparable levels present during 1994. Investment banking revenues in the third quarter of 1995 were positively affected by higher levels of underwriting activity due predominantly to a strengthened equity syndicate calendar. Strong results from merchant banking and strategic advisory activities continued to positively impact investment banking revenues in 1995.

          Commissions. Commission revenues were $342 million for the nine months ended August 31, 1995 and $333 million for the eight months ended August 31, 1994. Commission revenues in 1995 reflect lower volumes of customer trading in listed securities, primarily due to the effects of restructuring the Company's high net worth brokerage unit. Commission revenues are generated from the Company's agency activities
on   behalf   of   corporations,   institutions   and   high-net-worth
individuals.

      Interest and Dividends. Interest and dividend revenues were $7,986 million for the nine months ended August 31, 1995 and $4,547 million for the eight months ended August 31, 1994. Interest and dividend revenues in 1995 reflects higher levels of interest rates and an increase in the Company's volume of matched book transactions.

      Net interest and dividend income was $311 million for the nine months ended August 31, 1995 and $182 million for the eight months ended August 31, 1994. Net interest and dividend revenue in 1995 reflected decreased financing costs due to the $1.2 billion infusion of capital in connection with the May 31, 1994 spin-off from the American Express Company, a higher level of interest earning assets and the benefit of the Company's liability management activities. These activities included the conversion of a portion of the Company's existing long-term debt portfolio from fixed to floating rate through the use of interest rate swaps.

     Non-Interest Expenses. Non-interest expenses were $1,919 million for the nine months ended August 31, 1995 and $1,902 million for the eight months ended August 31, 1994. Compensation and benefits expense was $1,111 million for the nine months ended August 31, 1995 and $1,057 million for the eight months ended August 31, 1994. Compensation and benefits expense as a percentage of net revenues was 50.8% for the nine months ended August 31, 1995 from 52.1% for the eight months ended August 31, 1994.

     Nonpersonnel expenses were $808 million for the nine months ended August 31, 1995 and $845 million for the eight months ended August 31, 1994. Included in the 1994 results was a $33 million severance charge and a $15 million Spin-off Charge. Excluding these charges, nonpersonnel expenses were $797 million for the eight months ended August 31, 1994.

      Income Taxes. The Company's income tax provision was $95 million for the nine months ended August 31, 1995 and $48 million for the eight months ended August 31, 1994. The effective tax rate was 35% for the nine months ended August 31, 1995 and 38% for the eight months ended August 31, 1994. The 1994 results include a tax charge related to the non-deductibility of a portion of the Spin-off Charge. In addition, the lower tax rate for 1995 is a result of a decrease in the state and local tax rate and an improvement in certain foreign operations, partially offset by a decrease in tax benefits attributable to income subject to preferential tax treatment.

Liquidity and Capital Resources

     Total assets increased to $117.5 billion at August 31, 1995 from $109.9 billion at November 30, 1994. The increase in total assets is primarily the result of the change in the Company's clearing arrangements. After the close of business on February 17, 1995, the Company became self-clearing for equities, municipal securities and corporate debt securities. As a result of this arrangement, assets increased by approximately $11 billion which were predominantly funded with offsetting liabilities. The Company's consolidated statement of financial condition now includes accounts previously cleared, settled and carried by Smith Barney Inc. The Company has entered into an agreement, for a term of five years, with the Bear Stearns Securities Corp. ("BSSC") pursuant to which BSSC has agreed to process the transactions previously cleared by Smith Barney Inc.

     The Company's asset base consists primarily of cash and cash equivalents and assets which can be converted to cash within one year, including securities and other financial instruments owned, collateralized short-term agreements and receivables. Long-term assets consist primarily of other receivables, property, equipment and leasehold improvements, deferred expenses and other assets, and excess of cost over fair value of net assets acquired. On June 22, 1995, $700 million of a $945 million interest bearing receivable from the American Express Company due in June 1996 was prepaid. The maturity of the remaining $245 million interest bearing note was extended to the year 2000. Portions of this note will be prepaid by American Express prior to such date in proportion to the Company's payments and prepayments on any indebtedness related to the World Financial Center.

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

     Short-Term Secured Funding. The Company finances its short-term assets primarily on a secured basis. At August 31, 1995, 79% of the Company's securities and other financial instruments owned, securities purchased under agreements to resell and securities borrowed are financed by securities and other financial instruments sold but not yet purchased, securities sold under agreements to repurchase and securities loaned.

      Short-Term Unsecured Funding. The Company uses short-term unsecured borrowing sources to fund short-term assets not financed on a secured basis. The Company's primary sources of short-term, unsecured general purpose funding include commercial paper and short-term debt, including master notes and bank borrowings under uncommitted lines of credit. Commercial paper and short-term debt outstanding totaled $5.7 billion at August 31, 1995, compared to $9.8 billion at November 30, 1994. The decrease in unsecured short-term funding is primarily due to an increase in long-term debt and stockholders' equity, repayment of the $700 million of the American Express receivable and increased usage of secured funding for the Company's securities and other financial instruments owned. Of these amounts, commercial paper outstanding totaled $1.0 billion at August 31, 1995 compared to $2.8 billion at November 30, 1994. At August 31, 1995, Holdings had $2.5 billion of unused committed bank credit lines to support its commercial paper programs.

     The Company's uncommitted lines of credit provide an additional source of secured and unsecured short-term financing. At August 31, 1995, the Company had $14.2 billion in uncommitted lines of credit compared to $12.5 billion at November 30, 1994. Uncommitted lines consist of facilities that the Company has been advised are available but for which no contractual lending obligation exists.

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

     The Company issued $4.6 billion in long-term debt for the nine months ended August 31, 1995 and $3.1 billion for the eight months ended August 31, 1994. These issuances were primarily utilized to refinance long-term debt and to replace long-term debt redeemed by the Company prior to maturity during the nine months ended August 31, 1995. The Company staggers the maturities of its long-term debt to minimize refunding risk. At August 31, 1995, the Company had long-term debt outstanding of $12.9 billion compared to $11.3 billion at November 30, 1994.

     At  August  31, 1995, the Company had approximately $4.5  billion
available  for  issuance  of  debt  securities  under  various   shelf
registrations and debt programs.

     Credit Ratings. The current short-term and long-term senior debt ratings of Holdings and the current short-term and subordinated debt ratings of the Company's principal subsidiary, Lehman Brothers Inc. ("LBI") are as follows:

                              Holdings                 LBI
                          Short-     Long-     Short-    subordina
                           term       term      term        ted
                                                           debt
Duff  &  Phelps Credit
Rating Co                   D-1        A        D-1         A-
Fitch Investors
Service Inc.                F-1        A        F-1         A-
IBCA                        A1         A-        A1         A-
Moody's                     P2        Baa1       P2        Baa1
S&P                         A-1        A        A-1          A
Thomson BankWatch          TBW-1       A-      TBW-1        A-

Specific Business Activities and Transactions

     The following sections include information on specific business activities of the Company which affect overall liquidity and capital resources:

     High Yield Securities. The Company underwrites, trades, invests and makes markets in high yield corporate debt securities. The Company also syndicates, trades and invests in loans to below investment grade companies. For purposes of this discussion, high yield debt securities are defined as securities or loans to companies rated as BB+ or lower, or equivalent ratings by recognized credit rating agencies, as well as non-rated securities or loans which, in the opinion of management, are non-investment grade. Non-investment grade securities generally involve greater risks than investment grade securities due to the issuer's creditworthiness and the liquidity of the market for such securities. In addition, these issuers have higher levels of indebtedness, resulting in an increased sensitivity to adverse economic conditions. The Company recognizes these risks and aims to reduce market and credit risk through the diversification of its products and counterparties. High yield debt securities are carried at market value and unrealized gains or losses for these securities are reflected in the Company's consolidated statement of operations. The Company's portfolio of such securities at August 31, 1995 and November 30, 1994 included long positions with an aggregate market value of approximately $957 million and $1.1 billion, respectively, and short positions with an aggregate market value of approximately $89 million and $94 million, respectively. The portfolio may from time to time contain concentrated holdings of selected issues. The Company's two largest high yield positions were $100 million and $72 million at August 31, 1995 and $252 million and $89 million at November 30, 1994.

     Westinghouse. In May 1993, the Company and Westinghouse Electric Corporation ("Westinghouse") entered into a partnership to facilitate the disposition of Westinghouse's commercial real estate portfolio, valued at approximately $1.1 billion, to be accomplished substantially
through  securitizations, asset sales and mortgage remittances.   The
Company's  original investment  in  the partnership was approximately
$136 million. The Company also advanced approximately $750 million of financing to the partnership in 1993, which has subsequently been repaid in its entirety from proceeds related to the disposition of the real estate assets. In August 1995, the Company agreed to purchase the partnership interests owned by Westinghouse. The Company also entered into an agreement to sell a portion of its partnership interests to an affiliate of Lennar Inc., a third party mortgage servicer, so that the Company and Lennar Inc. would own 75% and 25%, respectively, of the partnership. The Compay's net investment in the partnership at August 31, 1995 is $179 million. As a result of its increased ownership percentage, the Company's consolidated financial statements at August 31, 1995 include the accounts of the partnership.
The Company expects to substantially liquidate the remaining loans by the end of 1996.

     Merchant Banking Partnerships. At August 31, 1995, the Company's investment in merchant banking partnerships was $313 million. At August 31, 1995, the Company had no remaining commitments to make investments through these partnerships. The Company's policy is to carry its interests in merchant banking partnerships at fair value based upon the Company's assessment of the underlying investments. The Company's merchant banking investments, made primarily through a series of partnerships, are consistent with the terms of those partnerships, and are expected to be sold or otherwise monetized during the remaining term of the partnerships.

     Noncore Activities and Investments. In March 1990, the Company discontinued the origination of partnerships (the assets of which are primarily real estate) and investments in real estate. Currently, the Company acts as a general partner for approximately $4.1 billion of partnership investment capital and manages the remaining real estate investment portfolio. At August 31, 1995, the Company had $44 million of investments in these real estate activities, as well as $135 million of commitments and contingent liabilities under guarantees and credit enhancements, both net of applicable reserves. In certain circumstances, the Company provides financial and other support and assistance to such investments to maintain investment values. There is no contractual requirement that the Company continue to provide this support. Although a decline in the real estate market or the economy in general or a change in the Company's disposition strategy could result in additional reserves, the Company believes that it is adequately reserved for its investments in real estate and commitments and contingent liabilities.

     The Company has equity, partnership and debt investments made in previous years that are unrelated to its ongoing businesses. The Company holds $98 million of long-term subordinated indebtedness and equity securities of American Marketing Industries Holdings Inc. ("AMI"). The subordinated debt, as amended, matures in 1997, and includes certain provisions which limit cash interest payments and provides for payment-in-kind securities above such cash interest payments. The AMI loan is current in payment in accordance with its terms. The Company has other investments that are also awaiting their disposition or the occurrence of certain events which will ultimately lead to their liquidation. The Company carries these equity, partnership and debt investments, including AMI, at their estimated net realizable value, which approximates $173 million at August 31, 1995.

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

In re Computervision Securities Litigation (Reported in Holdings' Annual Report on Form 10-K)

       Plaintiffs dropped the remaining claim on their original complaint and sought to amend the complaint. On September 20, 1995, the Court denied plaintiffs' motion for leave to serve an amended complaint and entered judgment for defendants.

       Glynwil Investment, Ltd. v. Shearson Lehman Brothers Inc. (Reported in Holdings' Annual Report on Form 10-K and First Quarter Report on Form
10-Q)

       Subject to the execution of a definitive agreement, the parties have agreed to a settlement of this action.

First Capital Holdings Inc. - Bankruptcy Court Action. (Reported in Holdings' Annual Report on Form 10-K)

      On August 9, 1995, the Bankruptcy Court approved the FCH creditors' settlement.

      Actions   Relating  to  National  Association  of  Securities  Dealers
Automated Quotations System ("NASDAQ") Market Maker Antitrust and Securities Litigation.

      The Court dismissed the action, with leave to replead, stating that the compliant failed to identify the securities involved with sufficient specificity. The plaintiffs have repled and the defendants will answer the amended complaint on November 17, 1995.



             LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES

                       PART II - OTHER INFORMATION


ITEM 1    LEGAL PROCEEDINGS (Continued)


      Berlitz International Inc. v. Macmillan Inc. et al. (Reported in Holdings' Annual Report on Form 10-K)

      On the motion of LBIE and PLC, the case was remanded back to the Court. Following the remand, the parties entered into a stipulation pursuant to which all proceedings have been stayed pending the outcome of the appeal in Macmillan v. Bishopsgate Investment Trust et al., referred to below.

      Macmillan, Inc. v. Bishopsgate Investment Trust, Shearson Lehman Brothers Holdings PLC et al. (Reported in Holdings' Annual Report on Form 10-K)

      The Court of Appeal in London is expected to give judgment shortly on Macmillan's contention that the High Court was wrong to apply New York law to this dispute. No date has been fixed for the revised Macmillan appeal.

     MCC Proceeds Inc. v. Lehman Brothers International (Europe)

     This action was commenced by issuance of a writ in the High Court of Justice in London, England on 14 July 1995. In this action, MCC Proceeds Inc., as successor to Macmillan, Inc., seeks relief identical to that sought in the Berlitz action described above, but based on a legal theory which was initially pleaded but ultimately abandoned by the plaintiff in Berlitz. LBIE has issued an application to dismiss the proceeding.


EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits and reports on Form 8-K are filed as part of this Quarterly Report, or where indicated, were heretofore filed and are hereby incorporated by reference:

(a)  Exhibits:

     11.  Computation of Per Share Earnings

     12.  Computation in Support of Ratio of Earnings to Fixed
          Charges

     27.  Financial Data Schedule



(b)  Reports on Form 8-K:

     1.   Form 8-K filed September 21, 1995, Items 5 and 7.



                               SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   LEHMAN BROTHERS HOLDINGS INC.
                                           (Registrant)





Date:  October 16, 1995            By        /s/ Richard S. Fuld Jr.
                                             Richard S. Fuld, Jr.
                                             Chairman of the Board and
                                             Chief Executive Officer
                                            (Principal Executive Officer)




Date:  October 16, 1995            By        /s/ Robert Matza
                                             Robert Matza
                                             Chief Financial Officer
                                            (Principal Financial Officer)




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

Exhibit  12       Computation in Support of Ratio of Earnings  to  Fixed
                  Charges

Exhibit 27        Financial Data Schedule


                                                            Exhibit 11



             LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                    COMPUTATION of PER SHARE EARNINGS
                               (Unaudited)
                    (In millions, except share data)

                                 Three      Three        Nine        Eight
                                 months     months      months       months
                                 ended      ended        ended       ended
                              August 31,   August 31,  August 31,  August 31,
                                 1995        1994         1995        1994
Primary:
Weighted average shares
outstanding:
Common stock                104,549,710  105,555,348  104,526,430  105,588,233
Common stock issuable        10,984,492    3,497,819    7,348,161    1,331,527
Common stock equivalents        623,663       61,389      319,000       61,389
Total common stock and
common stock equivalents    116,157,865  109,114,556  112,193,591  106,981,149

Income before cumulative
effect of change
inaccounting principle          $  70.7       $ 22.0       $173.9       $ 79.7
Cumulative effect of change in
accounting principle                                                     (12.7)
Net income                         70.7         22.0        173.9         67.0
Preferred dividends               (10.6)       (11.0)       (31.8)       (27.0)
Net income applicable to
common stock                    $  60.1       $ 11.0       $142.1       $ 40.0

Earnings Per Share:
Income before cumulative
effect of change in
accounting principle             $ 0.52       $ 0.10       $ 1.27       $ 0.49
Cumulative effect of change
in accounting principle                                                  (0.12)
Earnings per common share        $ 0.52       $ 0.10       $ 1.27       $ 0.37

Fully diluted:
Weighted average shares
outstanding:
Common stock               104,549,710   105,555,348  104,526,430  105,588,233
Common stock issuable       10,984,492     3,497,819    7,348,161    1,331,527
Common stock equivalents       872,012        61,389      442,456       61,389
Total common stock and
common stock equivalents   116,406,214   109,114,556  112,317,047  106,981,149

Income before cumulative
effect of change in
accounting principle          $  70.7         $ 22.0      $173.9        $ 79.7
Cumulative effect of
change in accounting
principle                                                                (12.7)
Net income                       70.7           22.0       173.9          67.0
Preferred dividends             (10.6)         (11.0)      (31.8)        (27.0)
Net income applicable
to common stock               $  60.1         $ 11.0      $142.1        $ 40.0

Earnings Per Share:
Income before cumulative
effect of change in
accounting principle           $ 0.52         $ 0.10      $ 1.27        $ 0.49
Cumulative effect of
change in accounting
principle                                                                (0.12)
Earnings per common share      $ 0.52         $ 0.10      $ 1.27        $ 0.37



                                                            Exhibit 12


             LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
      COMPUTATION in SUPPORT of RATIO of EARNINGS to FIXED CHARGES
                          (Dollars in millions)
                               (Unaudited)

                                                          For the   For the
                                                           Eleven    Nine
                                                           Months   Months
                                                           Ended     Ended
                     For the Year Ended December 31,   November 30  August 31
                       1990     1991    1992     1993      1994      1995
Fixed charges:
Interest expense:
Subordinated
indebtedness            203      170     150      144       158       152
Bank loans and other
borrowings*           4,531    4,755   5,035    5,224     6,294     7,523
Interest component
of rentals
of office and
equipment                62       70      74       76        42        34
Other adjustments**       8        2       2        7         4        22
TOTAL (A)            $4,804   $4,997  $5,261   $5,451    $6,498    $7,731

Earnings:
Pretax income (loss)
from continuing
operati                (749)     150    (247)      27       193       269
Fixed charges         4,804    4,997   5,261    5,451     6,498     7,731
Other adjustments***    (17)       7               (6)       (4)      (21)
TOTAL (B)            $4,038   $5,154  $5,014   $5,472    $6,687    $7,979
(B / A)               ****      1.03    ****     1.00      1.03      1.03


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