Form 10-K
period 1995-08-31
LEHMAN BROTHERS HOLDINGS INC
filed 1996-02-28
CIK 806085

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              -------------------
                                   FORM 10-K
                              -------------------
(MARK ONE)
             X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1995

          / / Transition Report Pursuant to Section 13 or 15(d) of the
               Securities Exchange Act of 1934 [No Fee Required]

                         Commission File Number 1-9466

                         Lehman Brothers Holdings Inc.
            (Exact Name of Registrant as Specified in its Charter)

                     DELAWARE                                           13-3216325
         (State or other jurisdiction of                             (I.R.S. Employer
          incorporation or organization)                           Identification No.)

             3 WORLD FINANCIAL CENTER                                     10285
                NEW YORK, NEW YORK                                      (Zip Code)
     (Address of principal executive offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (212) 526-7000
          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                                                 NAME OF EACH EXCHANGE
                            TITLE OF EACH CLASS                                   ON WHICH REGISTERED
---------------------------------------------------------------------------   ----------------------------
Common Stock, $.10 par value                                                    New York Stock Exchange
                                                                                 Pacific Stock Exchange
AMEX Hong Kong 30 Index Call Warrants Expiring January 23, 1998                 American Stock Exchange
6 1/2% Amgen Yield Enhanced Equity Linked Debt Securities Due 1997              American Stock Exchange
FT-SE Eurotrack 200 Index Call Warrants Expiring June 4, 1996                   American Stock Exchange
Global Telecommunications Stock Upside Note SecuritiesSM Due 2000               American Stock Exchange
Regional Bank Stock Upside Note Securities Due 1996                             American Stock Exchange
Japanese Yen Bear Warrants Expiring March 5, 1996                               American Stock Exchange
9 1/8% Micron Yield Enhanced Equity Linked Debt Securities Due 1997             American Stock Exchange
8 3/4% Notes Due 2002                                                           New York Stock Exchange
8.30% Quarterly Income Capital Securities Series A, Due December 31, 2035       New York Stock Exchange
$55 Million Serial Zero Coupon Senior Notes Due May 16, 1998                    American Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      NONE
                                (Title of Class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No / /

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

   Aggregate market value of the voting stock held by non-affiliates of the Registrant at January 31, 1996 was approximately $2,663,944,404. For purposes of this information, the outstanding shares of common stock owned by certain executive officers of the registrant were deemed to be shares of common stock held by affiliates.

   As of January 31, 1996, 104,524,039 shares of the registrant's Common Stock, $.10 par value per share were issued and outstanding.
                      DOCUMENTS INCORPORATED BY REFERENCE:
(1) Lehman Brothers Holdings Inc. 1995 Annual Report to Stockholders--Incorporated in part in Form 10-K, Parts II and IV.
(2) Lehman Brothers Holdings Inc. Proxy Statement for its 1996 Annual Meeting of Stockholders--Incorporated in part in Form 10-K, Parts I and III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I
                                ITEM 1. BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

    As used herein, "Holdings" or the "Registrant" means Lehman Brothers Holdings Inc., a Delaware corporation, incorporated on December 29, 1983. Holdings and its subsidiaries are collectively referred to as the "Company" or "Lehman Brothers," and the principal subsidiary of Holdings, Lehman Brothers Inc., a Delaware corporation, is referred to herein as "LBI".

    The Company is one of the leading global investment banks serving institutional, corporate, government and high-net-worth individual clients and customers. Its executive offices are located at 3 World Financial Center, New York, New York 10285 and its telephone number is (212) 526-7000.

LEHMAN BROTHERS

    Lehman Brothers is one of the leading global investment banks serving institutional, corporate, government and high-net-worth individual clients and customers. The Company's worldwide headquarters in New York and regional headquarters in London and Tokyo are complemented by offices in additional locations in the United States, Europe, the Middle East, Latin and South America and the Asia Pacific region. The Company is engaged primarily in providing financial services. Other businesses in which the Company is engaged represent less than 10 percent of consolidated assets, revenues or pre-tax income.

    The Company's business includes capital raising for clients through securities underwriting and direct placements; corporate finance and strategic advisory services; merchant banking; securities sales and trading; asset management; research; and the trading of foreign exchange, derivative products and certain commodities. The Company acts as a market-maker in all major equity and fixed income products in both the domestic and international markets. Lehman Brothers is a member of all principal securities and commodities exchanges in the United States, as well as the National Association of Securities Dealers, Inc. ("NASD"), and holds memberships or associate memberships on several principal international securities and commodities exchanges, including the London, Tokyo, Hong Kong, Frankfurt and Milan stock exchanges.

    The Company's business activities are highly integrated and constitute a single industry segment. Financial information concerning the Company for the fiscal year ended November 30, 1995, the eleven months ended November 30, 1994 and the fiscal year ended December 31, 1993, including the amount of revenue contributed by classes of similar products or services that accounted for 10% or more of the Company's consolidated revenues in any one of those periods, is set forth in the Consolidated Financial Statements and the Notes thereto in the 1995 Annual Report to Stockholders and is incorporated herein by reference. Information with respect to the Company's operations by geographic area are set forth in Note 19 to the Notes to Consolidated Financial Statements on page 84 of the 1995 Annual Report to Stockholders and is incorporated herein by reference.

    Since 1990, Lehman Brothers has focused on a "client/customer-driven" strategy. Under this strategy, Lehman Brothers concentrates on serving the needs of major issuing and advisory clients and investing customers worldwide to build an increasing "flow" of business that leverages the Company's research, underwriting and distribution capabilities. Customer flow continues to be the primary source of the Company's net revenues. Developing lead relationships with issuing clients and investing customers is a central premise of the Company's client/customer-driven strategy. Based on management's belief that each client and customer directs a majority of its financial transactions to a limited number of investment banks, Lehman Brothers' investment banking and institutional and private client sales professionals focus on a targeted group of clients and customers worldwide to identify and develop lead relationships. The Company believes that such relationships position Lehman Brothers to receive a substantial portion of its clients' and customers' financial business and lessen the volatility of revenues generally associated with the financial services industry.

LEHMAN BUSINESSES
INVESTMENT BANKING

    Lehman Brothers is a leading underwriter of global equity and fixed income securities in the public and private markets. The Company is also a prominent advisor for corporations and governments around the world.

    Investment Banking professionals are responsible for developing and maintaining relationships with issuing clients, gaining a thorough understanding of their specific needs and bringing together the full resources of Lehman Brothers to accomplish their financial objectives. Investment Banking is organized into industry, product and geographic coverage groups, enabling individual bankers to develop specific expertise in particular industries and markets. Industry coverage groups include Consumer Products, Financial Services, Financial Sponsors, Health Care, Industrials, Merchandising, Natural Resources, Real Estate and Mortgage Finance, Technology, Media and Telecommunications, Transportation and Utilities. Where appropriate, specialized product groups such as Equity Capital Markets, Debt Capital Markets, Mergers and Acquisitions, Private Placements, Leveraged Finance, Derivatives, Liability Management and Project Finance are integrated into the client coverage teams.

    Lehman Brothers has a long history of providing strategic advisory services to corporate, institutional and government clients around the world on a wide range of financial matters, including mergers and acquisitions, divestitures, leveraged transactions, takeover defenses, spin-offs, corporate reorganizations and recapitalizations, tender and exchange offers, privatizations, opinion letters and valuations. The Company's Mergers and Acquisitions group works closely with product, industry and geographic coverage bankers around the world. Geographically, Lehman Brothers maintains investment banking offices in seven cities within the U.S. and in sixteen cities in Europe, the Middle East, Asia and Latin America. In 1995, the Company opened new offices in Sao Paolo and New Delhi to broaden the geographic scope of its operations.

    Merchant Banking. Through its Merchant Banking group, the Company makes equity and certain other investments in merger, acquisition, restructuring and leveraged capital transactions, including leveraged buyouts, either independently or in partnership with the Company's clients. Current merchant banking investments held by the Company include both publicly traded and privately held companies diversified on a geographic and industry basis.

    Since 1989, the Company's principal method of making merchant banking investments has been through a series of partnerships (the "1989 Partnerships"), for which the Company acts as general partner, and in some cases as a limited partner. During the remaining life of the 1989 Partnerships, the Company's merchant banking activities, with respect to investments made by the 1989 Partnerships, will be directed toward selling or otherwise monetizing such investments. The Company continues to pursue merchant banking opportunities that target certain industries and geographical areas in both the U.S. and non-U.S. markets. For example, during 1995 the Company established a $75 million fund specifically designed to invest in the oil tanker industry.

FIXED INCOME

    Lehman Brothers actively participates in all key fixed income markets worldwide and maintains a 24-hour trading presence in global fixed income securities. The Company combines professionals from the sales, trading, financing, derivatives and research areas of Fixed Income, together with investment bankers, into teams to serve the financial needs of the Company's clients and customers. The Company is a leading underwriter of new issues, and also makes markets in these and other fixed income securities. The Company's global presence facilitates client and customer transactions and provides liquidity in marketable fixed and floating rate debt securities.

    Fixed Income products consist of dollar and non-dollar government, sovereign and supranational agency obligations; money market products; dollar and non-dollar corporate debt securities; mortgage and asset-backed securities; emerging market securities; municipal and tax-exempt securities; derivative products and research. In addition, the Company's financing unit provides global access to cost efficient debt financing sources, including repurchase agreements, for the Company and its clients and customers.

    Government and Agency Obligations. Lehman Brothers is one of the leaders among the 37 primary dealers in U.S. government securities, as designated by the Federal Reserve Bank of New York, participating in the underwriting and market-making of U.S. Treasury bills, notes and bonds, and securities of federal agencies. The Company is also a market-maker in the government securities of all G7 countries, and participates in other major European and Asian government bond markets. The Company has significantly increased its activities in France as a reporting dealer and in Italy as a super-primary dealer. The Company has also expanded its activities in the Canadian market with the opening of its Toronto office in 1995.

    Money Market Products. Lehman Brothers holds dominant market positions in the origination and distribution of medium-term notes and commercial paper. The Company has received global medium-term note mandates for 1,125 programs with a borrowing capacity of $1.6 trillion. The Company is an appointed dealer for approximately 750 commercial paper programs on behalf of companies and government agencies worldwide. The Company is also a major participant in the preferred stock market.

    Corporate Debt Securities. Lehman Brothers engages in the underwriting and market making of fixed and floating rate investment grade debt worldwide.

    High Yield Securities and Bank Loans. The Company also underwrites and makes markets in non-investment grade debt securities and bank loans. In 1995, the Company expanded its high yield, debt business from both a strategic and an operational perspective. The Company now provides a "one-stop" leveraged finance solution for corporate and financial acquirers and high yield issuers.

    Mortgage and Asset-Backed Securities. The Company is a leading underwriter of and market maker in mortgage and asset-backed securities. Lehman Brothers underwrites and makes markets in the full range of U.S. agency-backed mortgage products, mortgage-backed securities, asset-backed securities and whole loan products. Internationally, the firm has expanded its capabilities in mortgage- and asset-backed securities, leases, mortgages, multi-family financing and commercial loans.

    Emerging Market Securities. The Company is active in the trading, structuring and underwriting of Latin American, Eastern European, and Asian dollar and local currency instruments. The Company maintains investment banking offices in Mexico City and Buenos Aires and has opened offices in Brazil and India over the course of 1995.

    Municipal and Tax-Exempt Securities. Lehman Brothers is a major dealer in municipal and tax-exempt securities, including general obligation and revenue bonds, notes issued by states, counties, cities, and state and local governmental agencies, municipal leases, tax-exempt commercial paper and put bonds. Lehman Brothers is also a leader in the structuring, underwriting and sale of tax-exempt and taxable securities and derivative products for city, state, not-for-profit and other public sector clients.

    Derivative Products. The Company offers a broad range of derivative product services in more than 20 currencies on a 24-hour basis. Derivatives professionals are integrated into all of the Company's major fixed income product areas to develop optimal issuance structures and investment products for the Company's clients.

    Lehman Brothers Financial Products Inc. ("LBFP"), the Company's triple-A rated derivatives subsidiary, commenced trading with counterparties in July 1994. It exceeded expectations in 1995 in terms of notional volumes and number of counterparties. This entity also received rating agency approval to double the amount of products eligible for inclusion in the subsidiary.

    Financing. The Company's Financing unit engages in three primary functions: managing the Company's matched book activities, supplying secured financing to customers, and providing funding for the Company's inventory positions. Matched book funding involves lending cash on a short-term basis to institutional customers collateralized by marketable securities, typically government or government agency securities. The Company enters into these agreements in various currencies and seeks to generate profits from the difference between interest earned and interest paid. The Financing unit works with the Company's institutional sales force to identify customers that have cash to invest and/or securities to pledge to meet the financing and investment objectives of the Company and its customers. Financing also coordinates with the Company's treasury area to provide collateralized financing for a large portion of the Company's securities and other financial instruments owned. In addition to its activities on behalf of its U.S. clients and customers, the Company is a major participant in the European repurchase agreement market, transacting daily volume in nine major currencies. In Asia, the Financing unit is active in providing secured financing for the Company's customers in the region. The European and Asian repurchase agreement markets have witnessed dramatic growth, and the Company has worked with various central banks to encourage the further development of these markets.

    Fixed Income Research. Fixed Income research at Lehman Brothers encompasses the full range of research disciplines: quantitative, economic, strategic, credit, portfolio and market-specific analysis. Fixed Income research is integrated with and supports the Company's investment banking, sales and trading activities. An important objective of Fixed Income research is to have in place high quality research analysts covering industry, geographic and economic sectors that support the activities of the Company's clients and customers. The department's 200 specialists are based in New York, Toronto, London, Tokyo and Hong Kong. Their expertise includes U.S., European and Asian government and agency securities, derivatives, sovereign issues, corporate securities, high yield, asset- and mortgage-backed securities, commercial real estate, emerging market debt and municipal securities.

    Foreign Exchange. Through its foreign exchange operations, Lehman Brothers seeks to provide its clients and customers with superior trading execution, price protection and hedging strategies to manage volatility. The Company, through operations in New York, London, Hong Kong, Singapore, and Tokyo engages in trading activities in all major currencies and maintains a 24-hour foreign exchange market-making capability for clients and customers worldwide. In addition to the Company's traditional client/customer-driven foreign exchange activities, Lehman Brothers also trades foreign exchange for its own account.

    Commodities and Futures. Lehman Brothers engages in commodities and futures trading through its market-making activities in metals and energy derivatives products, as well as the Company's activities in exchange futures execution for its institutional and private clients. The Company provides its clients with global market-making and execution through its commodities and futures operations in New York, London, Frankfurt, Singapore, Hong Kong and Tokyo. Lehman Brothers is particularly active as a market-maker in energy-related products, including natural gas, crude oil, refined products and electricity. The Company's electricity trading activities have been expanded through Citizens Lehman Power L.P., a joint venture established with Citizens Corporation.

EQUITIES

    Lehman Brothers combines professionals from the sales, trading, financing, derivatives and research areas of Equities, together with investment bankers, into teams to serve the financial needs of the Company's equity clients and customers. The Company's equity expertise and the integrated nature of the Company's global operations enable Lehman Brothers to structure and execute global equity transactions for clients worldwide. The Company is a leading underwriter of initial public and secondary offerings of equity and equity-related securities. Lehman Brothers also makes markets in these and other securities, and executes block trades on behalf of clients and customers. The Company also actively participates in assisting governments around the world in raising equity capital as part of their privatization programs.

    The Equities product group is responsible for the Company's equity operations and all dollar and non-dollar equity and equity-related products worldwide. These products include listed and over-the-counter ("OTC") securities, American Depositary Receipts, convertibles, options, warrants and derivatives. The Company participates in the global equity and equity-related markets in all major currencies through its worldwide presence and membership in major stock exchanges, including among others, those in New York, London, Tokyo, Hong Kong, Frankfurt and Milan.

    Derivative Products. Lehman Brothers offers equity derivative capabilities across a wide spectrum of products and currencies, including domestic and international program trading, listed options and futures, structured derivatives and convertible products.

    Equity Research. The Equity Research department is integrated with and supports the Company's investment banking, sales and trading activities. An important objective of Equities research is to have in place high quality research analysts covering industry and geographic sectors that support the activities of the Company's clients and customers. The Equity Research department is comprised of 250 professionals covering 26 industry sectors and over 1,100 companies worldwide from locations in New York, London, Hong Kong and Tokyo.

    Equity Finance. Lehman Brothers operates a comprehensive Equity Financing and Prime Broker business to provide liquidity to its clients and customers. Margin lending for the purchase of equities and equity derivatives, securities lending and short sale facilitation are among the main functions of the Equity Financing group. The Prime Broker business engages in full operations, clearing and processing services for that unit's customers.

ASSET MANAGEMENT

    The Company's asset management activities provide investment management services to institutional investors, individuals and small to mid-sized institutions. At November 30, 1995, the division had over $10 billion in assets under management. The Company plans to focus on sponsoring and distributing sophisticated strategic funds attractive to high-net-worth individuals and institutions. The Asset Management division also has developed individually customized investment services through the Company's Private Client Services group.

INSTITUTIONAL SALES

    Institutional Sales serves the investing and liquidity needs of major institutional investors worldwide and provides the distribution mechanism for new issues and secondary market securities. Lehman Brothers maintains a network of over 500 sales professionals in major locations around the world. Institutional Sales focuses on the large institutional investors that constitute the major share of global buying power in the financial markets. Lehman Brothers' goal is to be considered one of the top three investment banks by such institutional investors. By serving the needs of these customers, the Company also gains insight into investor sentiment worldwide regarding new issues and secondary products and markets, which in turn benefits the Company's issuing clients.

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

PRIVATE CLIENT SERVICES

    The Company's Private Client Services Group serves the investment needs of private investors with substantial assets as well as small and mid-sized institutions. The group has a global presence with investment representatives located in seven offices in North America and additional offices in major financial centers in South America, Europe, the Middle East and Asia. The Company's investment representatives provide investing customers with direct access to Lehman Brothers' equity and fixed income product and research, including capabilities in new issue and secondary product, foreign exchange and derivatives. The Private Client Services group also enables the Company's issuing clients to access a diverse, high-net-worth investor base throughout the world. The group employs portfolio strategists within their organization to optimize asset allocation requirements and to manage the specific asset classes of their private clients.

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

    Arbitrage. Lehman Brothers engages in a variety of arbitrage activities. In traditional or "riskless" arbitrage, the Company seeks to benefit from temporary price discrepancies that occur when a security is traded in two or more markets, or when a convertible or derivative security is trading at a price disparate from its underlying security. The Company's "risk" arbitrage activities involve the purchase of securities at discounts from the expected values that would be realized if certain proposed or anticipated corporate transactions (such as mergers, acquisitions, recapitalizations, exchange offers, reorganizations, bankruptcies, liquidations or spin-offs) were to occur. To the extent that these anticipated transactions do not materialize in a manner consistent with the Company's expectations, the Company is subject to the risk that the value of these investments will decline. Lehman Brothers' arbitrage activities benefit from the Company's presence in the global capital markets, access to advanced information technology, in-depth market research, proprietary risk management tools and general experience in assessing rapidly changing market conditions.

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

TRADING SERVICES AND CORPORATE

    The Company's Trading Services and Corporate divisions provide support to its businesses through the processing of certain securities and commodities transactions; receipt, identification and delivery of funds and securities; safeguarding of customers' securities; and compliance with regulatory and legal requirements. In addition, this staff is responsible for technology infrastructure and systems development, treasury operations, financial control and analysis, tax planning and compliance, internal audit, expense management, career development and recruiting and other support functions.

    In 1995, the Company made broad enhancements to its technology environment, including the implementation of improved funding, credit, market risk and sales support systems. The Company also made significant investments in its employees through management training and career development initiatives and an expanded recruitment program for analysts and associates.

    On October 12, 1994, the Company and Bear Stearns Securities Corp. ("BSSC") entered into an agreement pursuant to which BSSC agreed to process the transactions previously cleared by Smith Barney (the "BSSC Agreement"). As a result, the Company is now self-clearing, and the accounts previously carried by Smith Barney are carried on the Company's books. The BSSC Agreement took effect on February 17, 1995 and will run for a term of five years.

ONGOING COST REDUCTION EFFORT

    The Company continued its cost reduction efforts announced at year-end 1994. Throughout 1995, the Company achieved its cost reduction goals in personnel costs, non-personnel costs and interest and tax expense. With respect to personnel costs, the Company's total number of employees was reduced from approximately 8,500 at fiscal year-end 1994 to approximately 7,800 at fiscal year-end 1995. Non-personnel cost reductions were achieved as a result of a systematic and comprehensive global review of all major expense categories. Through the fourth quarter of 1995, the Company reduced total expenses by approximately $326 million on an annualized basis compared to the third quarter of 1994.

RISK MANAGEMENT

    As a leading global investment company, risk is an inherent part of all of Lehman Brothers' businesses and activities. The extent to which Lehman Brothers properly and effectively identifies, assesses, monitors and manages each of the various types of risks involved in its trading, brokerage and investment banking activities is critical to the success and profitability of the Company. The principal types of risk involved in Lehman Brothers' activities are market risks, credit or counterparty risks and transaction risks. Lehman Brothers has developed a control infrastructure to monitor and manage each type of risk on a global basis throughout the Company.

    In its its trading, market-making and underwriting activities, Lehman Brothers is subject to risks relating to fluctuations in market prices and liquidity of specific securities, instruments and derivative products, as well as volatility in market conditions in general. The markets for these securities and products are affected by many factors, including the financial performance and prospects of specific companies and industries, domestic and international economic conditions (including inflation, interest and currency exchange rates and volatility), the availability of capital and credit, political events (including proposed and enacted legislation) and the perceptions of participants in these markets.

    Lehman Brothers' exposure to credit risks in its trading activities arise from the possibility that a counterparty to a transaction could fail to perform under its contractual commitment, resulting in Lehman Brothers incurring losses in liquidating or covering its position in the open market.

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

    The Company aims to reduce risk through the diversification of its products, counterparties and activities in geographic regions. The Company accomplishes this objective through allocating the usage of capital to each of its businesses, establishing trading limits for individual products and traders, and the approval of credit limits for individual counterparties including regional concentrations. In addition, the Company is committed to employing qualified personnel with expertise in each of its various businesses who are responsible for the establishment of risk management policies and the continued review and evaluation of these policies in light of changes in market conditions, counterparty credit status, and the long- and short-term goals of the Company. Senior management plays a critical role in the ongoing evaluation of risks, including credit, market, operational and liquidity risks and makes necessary changes in risk management policies in light of these factors.

    The Company's risk management strategy is based on a multi-tier approach to risk which includes many independent groups (i.e., risk management, finance, legal, front office senior management, credit) being included in the risk monitoring process. The Company's risk management department independently reviews the Company's trading portfolios on a daily basis from a market risk perspective which includes value at risk and other quantitative and qualitative risk measurements and analyses. The risk management department has full time professionals dedicated to each of the trading and geographic areas. The Company's trade analysis department performs independent verification of the prices of trading positions, regularly monitors the aging of inventory, and performs daily review and analysis of the Company's profitability, by business unit. The corporate credit department, which has operations in New York, London, Frankfurt, Tokyo and Hong Kong has the responsibility for establishing and monitoring counterparty limits, structuring and approving specific transactions, and establishing collateral requirements or other credit enhancement features (such as financial covenants, guarantees or letters of credit), when deemed necessary, to secure the Company's position. The Company's Commitment Committee has the responsibility for reviewing and approving proposed transactions involving the underwriting or placement of securities by Lehman Brothers, while the Investment Committee performs a similar function in reviewing and approving proposed transactions related to investments of capital in connection with the Company's investment banking and merchant banking activities. Additionally, the Company employs an internal audit department that reports directly to the Company's Audit Committee and the Board of Directors. This group performs periodic reviews to evaluate compliance with established control processes. These reviews include performing tests on the accuracy of inventory prices, compliance with established credit and trading limits, and compliance with securities and other laws. The Company's control structure and various control mechanisms are also subject to periodic reviews as a result of examinations by the Company's external auditors as well as various regulatory authorities.

    The Company seeks to ensure that it achieves adequate returns from each of its business units commensurate with the risks assumed. To achieve this objective, the Company periodically re-allocates capital to each of its businesses based upon their ability to obtain returns consistent with established guidelines as well as perceived opportunities in the marketplace and the Company's long-term strategy.

NON-CORE ASSETS

    Prior to 1990, the Company participated in a number of activities that are not central to its current business as an institutional investment banking firm. As a result of these activities, the Company carries on its balance sheet a number of relatively illiquid assets (the "Non-Core Assets"), including a number of individual real estate assets, limited partnership interests and a number of smaller investments. Subsequent to their purchase, the values of certain of these Non-Core Assets declined below the recorded values on the Company's balance sheet, which necessitated the write-down of the carrying values of these assets and corresponding charges to the Company's income statement. Certain of these activities have resulted in various legal proceedings.

    Since 1990, management has devoted substantial resources to reducing the Company's Non-Core Assets. Between December 31, 1990 and November 30, 1995, the Company's Non-Core Assets decreased from $2.3 billion in 1990 to approximately $236 million in 1995. The value of the Company's Non-Core Assets includes carrying value plus contingent exposures net of reserves. Management's intention with regard to these Non-Core Assets is the prudent liquidation of these investments as and when possible.

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

REGULATION

    The securities industry in the United States is subject to extensive regulation under both federal and state laws. LBI and certain other subsidiaries of Holdings are registered as broker-dealers and investment advisors with the Commission and as such are subject to regulation by the Commission and by self-regulatory organizations, principally the NASD and national securities exchanges such as the NYSE, which has been designated by the Commission as LBI's primary regulator, and the Municipal Securities Rulemaking Board. Securities firms are also subject to regulation by state securities administrators in those states in which they conduct business. LBI is a registered broker-dealer in all 50 states, the District of Columbia and the Commonwealth of Puerto Rico. The Commission, self-regulatory organizations and state securities commissions may conduct administrative proceedings, which may result in censure, fine, the issuance of cease-and-desist orders or suspension or expulsion of a broker-dealer or an investment advisor, its officers or employees.

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

CAPITAL REQUIREMENTS

    As a registered broker-dealer, LBI is subject to the Commission's Rule 15c3-1, (the "Net Capital Rule") promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Net Capital Rule requires LBI to maintain net capital of not less than the greater of 2% of aggregate debit items arising from customer transactions, as defined, or 4% of funds required to be segregated for customers' regulated commodities accounts, as defined.

    Compliance with the Net Capital Rule could limit those operations of LBI that require the intensive use of capital, such as underwriting and trading activities and the financing of customer account balances, and also could restrict the ability of Holdings to withdraw capital from LBI, which in turn could limit the ability of Holdings to pay dividends, repay debt and redeem or purchase shares of its outstanding capital stock. See Footnote 11 of Notes to Consolidated Financial Statements.

    Lehman Brothers International (Europe) ("LBIE"), Lehman Brothers Japan Inc. ("LBJ") and other of Holdings' subsidiaries are subject to various securities, commodities and banking regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. At November 30, 1995, LBIE, LBJ and such other subsidiaries were in compliance with the applicable local capital adequacy requirements.

EMPLOYEES

    As of November 30, 1995 the Company employed approximately 7,800 persons, including 5,600 in the U.S. and 2,200 internationally. The Company considers its relationship with its employees to be good.

ITEM 2. PROPERTIES

    The Company's headquarters occupy approximately 1,147,000 square feet of space at 3 World Financial Center in New York, New York, which is owned by the Company as tenants-in-common with American Express and various other American Express subsidiaries.

    The Company entered into a lease for approximately 392,000 square feet for offices located at 101 Hudson Street in Jersey City, New Jersey (the "Operations Center"). The Operations Center is used by systems, operations, and certain administrative personnel and contains certain back-up trading systems. The lease term is approximately 16 years and commenced in August 1994.

    The Company leases approximately 344,000 square feet of office space in London, England. The Company consolidated most of its London operations into this space in 1987. Most of the Company's other offices are located in leased premises, the leases for which expire at various dates through the year 2007. During 1995, the Company conducted a global review of its real estate requirements, and took an occupancy-related real estate charge. See Note 20 to Consolidated Financial Statements. The Company intends to sublet certain of these leased premises.

    Facilities owned or occupied by the Company and its subsidiaries are believed to be adequate for the purposes for which they are currently used and are well maintained.

ITEM 3--LEGAL PROCEEDINGS

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

    Although there can be no assurance as to the ultimate outcome, the Company has denied, or believes it has a meritorious defense and will deny, liability in all significant cases pending against it including the matters described below, and intends to defend vigorously each such case. Although there can be no assurance as to the ultimate outcome, based on information currently available and established reserves, the Company believes that the eventual outcome of the actions against it, including the matters described below, will not, in the aggregate, have a material adverse effect on the consolidated financial condition of the Company.

Bamaodah v. E.F. Hutton & Company Inc.

    In April 1986, Ahmed and Saleh Bamaodah commenced an action against E.F. Hutton & Company Inc., ("EFH") to recover all losses the Bamaodahs had incurred since May 1981 in the trading of commodity futures contracts in a nondiscretionary EFH trading account. The Dubai Civil Court ruled that the trading of commodity futures contracts constituted illegal gambling under Islamic law and that therefore the brokerage contract was void. In January 1987, a judgment was rendered against EFH in the amount of $48,656,000. On January 5, 1991, the Dubai Court of Appeals affirmed the judgment. On March 22, 1992, the Court of Cassation, Dubai's highest court, revoked and quashed the decision of the Court of Appeals and ordered that the case be remanded to the Court of Appeals for a further review. On April 26, 1994, the Dubai Court of Appeals again affirmed the judgment of the Dubai Civil Court. The Company appealed the judgment to the Court of Cassation, which reversed the Court of Appeals on November 27, 1994 and ordered that a new expert be appointed to review the case. A new expert has been appointed, with instructions to report back to the Court of Cassation.

Actions Relating To First Capital Holdings Inc.

    Derivative Actions. On or about March 29, 1991, two identical purported shareholder derivative actions were filed, entitled Mentch v. Weingarten, et al. and Isaacs v. Weingarten, et al. The complaints in these two actions, pending in the Superior Court of the State of California, County of Los Angeles, are filed allegedly on behalf of and naming as a nominal defendant First Capital Holdings Inc. ("FCH"). Other defendants include Holdings, two former officers and directors of FCH, Robert Weingarten and Gerry Ginsberg, the four outside directors of FCH, Peter Cohen, Richard DeScherer,

William L. Mack and Jerome H. Miller (collectively, the "Outside Directors"), and Michael Milken. The complaints alleged generally breaches of fiduciary duty, gross corporate mismanagement and waste of assets in connection with FCH's purchase of non-rated bonds underwritten by Drexel Burnham Lambert Inc. and sought damages for losses suffered by FCH, punitive damages and attorneys' fees. On January 30, 1996, these two actions were dismissed.

    Concurrent with the bankruptcy filing of FCH and the conservatorship and receivership of its two life insurance subsidiaries, First Capital Life Insurance Company ("First Capital Life") and Fidelity Bankers Life Insurance Company ("Fidelity Bankers Life") (First Capital Life and Fidelity Bankers Life collectively, the "Insurance Subsidiaries"), a number of additional actions were instituted, naming one or more of Holdings, Lehman Brothers and American Express as defendants (individually or collectively, as the case may be, the "American Express Defendants").

    Under the terms of an agreement between American Express and Holdings, Holdings has agreed to indemnify American Express for liabilities which it may incur in connection with any action (including any derivative action) relating to FCH. In connection therewith, Holdings' indemnification obligation extends to the below described actions.

    FCH Shareholder and Agent Actions. Three actions were commenced in the United States District Courts for the Southern District of New York and the Central District of California allegedly as class actions on behalf of the purchasers of FCH securities during certain specified periods, commencing no earlier than May 4, 1988 and ending no later than May 31, 1991 (the "Shareholder Class"). The complaints are captioned Larkin, et al. v. First Capital Holdings Corp., et al., amended on May 15, 1991 to add American Express as a defendant, Zachary v. American Express Company, et al., filed on May 20, 1991, and Morse v. Weingarten, et al., filed on June 13, 1991 (the "Shareholder Class Actions"). The complaints raised claims under the federal securities laws and alleged that the defendants concealed adverse material information regarding the finances, financial condition and future prospects of FCH and made material misstatements regarding these matters.

    On July 1, 1991 an action was filed in the United States District Court for the Southern District of Ohio entitled Benndorf v. American Express Company, et al. The action was brought purportedly on behalf of three classes. The first class is similar to the Shareholder Class; the second consisted of managing general agents and general agents who marketed various First Capital Life products from April 2, 1990 to the present and to whom it is alleged misrepresentations were made concerning FCH (the "Agent Class"); and the third class consists of Agents who purchased common stock of FCH through the First Capital Life Non Qualified Stock Purchase Plan ("FSPP") and who have an interest in the Stock Purchase Account under the FSPP (the "FSPP Class"). The complaint raised claims similar to those asserted in the other Shareholder Class Actions, along with additional claims relating to the FSPP Class and the Agent Class alleging damages in marketing the products. In addition, on August 15, 1991, Kruthoffer v. American Express Company, et al. was filed in the United States District Court for the Eastern District of Kentucky, whose complaint was nearly identical to the Benndorf complaint (collectively the "Agent Class Actions").

    On November 14, 1991, the Judicial Panel on Multidistrict Litigation issued an order transferring and coordinating for all pretrial purposes all related actions concerning the sale of FCH securities, including the Shareholder Class Action and Agent Class Actions, and any future filed "tag-along" actions, to Judge John G. Davies of the United States District Court for the Central District of California (the "California District Court"). The cases are captioned In Re: First Capital Holdings Corporation Financial Products Securities Litigation. MDL Docket No.-901 (the "MDL Action").

    On January 18, 1993, an amended consolidated complaint (the "Third Complaint") was filed on behalf of the Shareholder Class and the Agent Class. The Third Complaint names as defendants American Express, Holdings, Lehman Brothers, Weingarten and his wife, Palomba Weingarten, Ginsberg, Philip A. Fitzpatrick (FCH's Chief Financial Officer), the Outside Directors and former FCH outside directors Jeffrey B. Lane and Robert Druskin (the "Former Outside Directors"), Fred

Buck (President of First Capital Life) and Peat Marwick. The complaint raises claims under the federal securities law and the common law of fraud and negligence. On March 10, 1993, the American Express defendants answered the Third Amended Complaint, denying its material allegations.

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

    American Express Derivative Action. On June 6, 1991, a purported shareholder derivative action was filed in the United States District Court for the Eastern District of New York, entitled Rosenberg v. Robinson, et al., against all of the then-current directors of American Express. In January 1992, this action was transferred by stipulation to be part of the MDL action. The complaint alleged that the Board of Directors of American Express should have required Holdings to divest its investment in FCH and to write down such investment sooner. In addition, the complaint alleged that the failure to act constituted a waste of corporate assets and caused damage to American Express' reputation. The complaint sought a judgment declaring that the directors named as defendants breached their fiduciary duties and duties of loyalty and requiring the defendants to pay money damages to American Express, and remit their compensation for the period in which the duties were breached, to pay attorneys' fees and costs and other relief. The parties to the American Express Shareholder Action and the American Express Derivative Action have entered into a settlement agreement, subject to approval by the Court.

    The Virginia Commissioner of Insurance Action. On December 9. 1992, a complaint was filed in federal court in the Eastern District of Virginia by Steven Foster, the Virginia Commissioner of Insurance as Deputy Receiver of Fidelity Bankers Life. The Complaint names Holdings and Weingarten, Ginsberg and Leonard Gubar, a former director of FCH and Fidelity Bankers Life, as defendants. The action was subsequently transferred to California to be part of the MDL Action. The Complaint alleges that Holdings acquiesced in and approved the continued mismanagement of Fidelity Bankers Life and that it participated in directing the investment of Fidelity Bankers Life assets. The complaint asserts claims under the federal securities laws and asserts common law claims including fraud, negligence and breach of fiduciary duty and alleges violations of the Virginia Securities laws by Holdings. It allegedly seeks no less than $220 million in damages to Fidelity Bankers Life and its present and former policyholders and creditors and punitive damages. Holdings has answered the complaint, denying its material allegations.

Easton & Co. v. Mutual Benefit Life Insurance Co., et al.; Easton & Co. v. Lehman Brothers Inc.

    Lehman Brothers has been named as a defendant in two consolidated class action complaints pending in the United States District Court for the District of New Jersey (the "N.J. District Court"). Easton & Co. v. Mutual Benefit Life Insurance Co., et al. ("Easton I"), and Easton & Co. v. Lehman Brothers Inc. ("Easton II"). The plaintiff in both of these actions is Easton & Co., which is a broker-dealer located in Fort Lee, New Jersey. Both of these actions allege federal securities law claims and pendent common law claims in connection with the sale of certain municipal bonds as to which Mutual Benefit Life Insurance Company ("MBLI") has guaranteed the payment of principal and interest. MBLI is an insurance company which was placed in rehabilitation proceedings under the supervision of the New Jersey Insurance Department on or about July 16, 1991. In the Matter of the Rehabilitation of Mutual Benefit Life Insurance Company, (Sup. Ct. N.J. Mercer County.)

    Easton I was commenced on or about September 17, 1991. In addition to Lehman Brothers, the defendants named in this complaint are MBLI, Henry E. Kates (MBLI's former Chief Executive Officer) and Ernst & Young (MBLI's accountants). The litigation is purportedly brought on behalf of a class consisting of all persons and entities who purchased DeKalb, Georgia Housing Authority Multi-Family Housing Revenue Refunding Bonds (North Hill Ltd. Project), Series 1991, due November 30, 1994 (the "DeKalb Bonds") during the period from May 3, 1991 (when the DeKalb bonds were issued) through July 16, 1991. Lehman Brothers acted as underwriter for this bond issue, which was in the aggregate principal amount of $18.7 million. The complaint alleges that Lehman Brothers violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and seeks damages in an unspecified amount or rescission. The complaint also alleges a common law negligent misrepresentation claim against Lehman Brothers and the other defendants.

    Easton II was commenced on or about May 18, 1992, and names Lehman Brothers as the only defendant. Plaintiff purports to bring this second lawsuit on behalf of a class composed of all persons who purchased "MBLI-backed Bonds" from Lehman Brothers during the period April 19, 1991 through July 16, 1991. The complaint alleges that Lehman Brothers violated Section 10(b) and Rule 10b-5, and seeks monetary damages in an unspecified amount, or rescission pursuant to Section 29(b) of the Exchange Act. The complaint also contains a common law claim of alleged breach of duty and negligence.

    On or about February 9, 1993, the N.J. District Court granted plaintiffs' motion for class certification in Easton I. The parties have agreed to certification of a class in Easton II for purchases of certain fixed-rate MBLI-backed bonds during the class period.

Maxwell Related Litigation

    Certain of the Company's subsidiaries are defendants in several lawsuits arising out of transactions entered into with the late Robert Maxwell or entities controlled by Maxwell interests. These actions are described below.

    Berlitz International Inc. v. Macmillan Inc. et al. This interpleader action was commenced in Supreme Court, New York County (the "Court") on or about January 2, 1992, by Berlitz International Inc. ("Berlitz") against Macmillan Inc. ("Macmillan"), Lehman Brothers Holdings PLC ("PLC"), Lehman Brothers International Limited (now known as Lehman Brothers International (Europe), ("LBIE") and seven other named defendants. The interpleader complaint seeks a declaration of the rightful ownership of approximately 10.6 million shares of Berlitz common stock, including 1.9 million shares then registered in PLC's name, alleging that Macmillan claimed to be the beneficial owner of all 10.6 million shares, while the defendants did or might claim ownership to some or all of the shares. As a result of its bankruptcy filing, MacMillan sought to remove this case to the Bankruptcy Court for the Southern District of New York. On the motion of LBIE and PLC, the case was remanded back to the Court. Following the remand, the parties entered into a stipulation pursuant to which all proceedings have been stayed pending the outcome of the appeal in Macmillan v. Bishopsgate Investment Trust et al., referred to below.

    Macmillan, Inc. v. Bishopsgate Investment Trust, Shearson Lehman Brothers Holdings PLC et al. This action was commenced by issuance of a writ in the High Court of Justice in London, England on or about December 9, 1991. In this action, Macmillan sought relief virtually identical to that sought in the Berlitz action, described above. Specifically, Macmillan sought a declaration that it is the legal and beneficial owner of the disputed 10.6 million shares of Berlitz common stock, including the 1.9 million shares then held by PLC. After a trial, on December 10, 1993, the High Court of Justice handed down a judgment finding for the Company on all aspect of its defense and dismissing MacMillan's claims. On November 2, 1995, the Court of Appeal issued a preliminary judgment dismissing MacMillan s appeal. MacMillan has sought leave to appeal to the House of Lords.

    MCC Proceeds Inc. v. Lehman Brothers International (Europe) This action was commenced by issuance of a writ in the High Court of Justice in London, England on July 14, 1995. In this action, MCC Proceeds Inc., as successor to Macmillan, Inc., seeks relief identical to that sought in the Berlitz action described above, but based on a legal theory which was initially pleaded but ultimately abandoned by the plaintiff in Berlitz. The High Court granted LBIE's application to dismiss the proceeding and assessed costs against MCC Proceeds.

Lehman Brothers Commercial Corporation and Lehman Brothers Special Financing Inc. v. China International United Petroleum and Chemical Co., Ltd.

    On November 15, 1994, two Lehman Brothers subsidiaries, Lehman Brothers Commercial Corporation ("LBCC") and Lehman Brothers Special Financing Inc. ("LBSF"), commenced an action against China International United Petroleum and Chemicals Company ("Unipec") in the United States District Court for the Southern District of New York alleging breach of contract. The litigation arose from the refusal by Unipec to honor its obligations with respect to certain foreign exchange and swap transactions. LBCC and LBSF seek to recover approximately $44 million from Unipec. Unipec asserted fifteen counterclaims against Lehman entities based on violations of federal securities and commodities laws and rules and theories of fraud, breach of fiduciary duty, conversion and business torts. Unipec seeks $8 million in compensatory damages, as well as punitive damages. The Court granted the motion of the Lehman counterclaim defendants in part, and dismissed the counterclaims based on business tort theories. Discovery is progressing.

Lehman Brothers Commercial Corporation and Lehman Brothers Special Financing Inc. v. Minmetals International Non-Ferrous Metals Trading Company

    On November 15, 1994, LBCC and LBSF commenced an action against Minmetals International Non-Ferrous Metals Trading Company ("Minmetals") and China National Metals and Minerals Import and Export Company ("CNM") in the United States District Court for the Southern District of New York alleging breach of contract against Minmetals and breach of guarantee against CNM. The litigation arose from the refusal by Minmetals and CNM to honor their obligations with respect to certain foreign exchange and swap transactions. LBCC and LBSF seek to recover approximately $53.5 million from Minmetals and/or CNM. On June 26, 1995, the court granted CNM's motion to dismiss the claims against it, but also granted LBCC and LBSF leave to replead. Minmetals filed fourteen counterclaims against Lehman entities based on violations of federal securities and commodities laws and rules, and theories of fraud, breach of fiduciary duty and conversion. The court denied a motion by the Lehman counterclaim defendants to dismiss the six fraud-based counterclaims. On February 7, 1996, LBCC and LBSF sought leave to file an amended complaint naming CNM as an additional defendant. Discovery is progressing.

Sinochem(USA) Inc. v. Lehman Brothers Inc. et al.

    On January 4, 1996, a complaint was filed in the United States District Court for the Southern District of New York by Sinochem (USA) Inc. ("Sinochem") against Lehman Brothers Inc., Lehman

Special Financing and Sheng Yan, a former Lehman salesperson. The complaint alleges that Sinochem has been exposed to losses of approximately $20 million by entering into unsuitable investments, namely interest rate swaps and repurchase transactions, with the defendants. The complaint, which includes claims based on fraud, breach of fiduciary duty, breach of contract and alleged violations of federal securities and commodities laws and rules, seeks return of the capital Sinochem invested, a declaration that the transactions are void, and punitive damages. The defendants intend to file an answer denying the material allegations of the complaint and to assert counterclaims against Sinochem and its parent corporation, China National Chemicals Import & Export Corporation ("Sinochem Beijing"), to recover all amounts due and owing from Sinochem and Sinochem Beijing.

Actions Relating to National Association of Securities Dealers Automated Quotations System ("NASDAQ") Market Maker Antitrust and Securities Litigation.

    Beginning in May, 1994, several class actions were filed in various state and federal courts against various broker-dealers making markets in NASDAQ securities. With respect to a number of those actions LBI was either specifically named as a defendant or was not specifically named as a defendant but could be deemed to be a member of the defendant class as defined in the complaints. Plaintiffs in these cases have alleged violations of the antitrust laws, securities laws and have pled a variety of other statutory and common law claims. All of these actions are based on the theory that because odd-eighth quotes occur less often than quarter quotes, NASDAQ market makers must be colluding wrongfully to maintain a wider spread.

    By Order filed October 14, 1994, the Judicial Panel on Multidistrict Litigation consolidated these actions in the Southern District of New York and ordered that all related actions be transferred and coordinated for all pretrial purposes. The case is captioned In Re NASDAQ Market-Makers Antitrust Litigation, MDL No. 1023.

    On December 16, 1994, plaintiffs served a consolidated Amended Complaint naming 33 defendants including LBI. Plaintiffs claim violations of the federal antitrust laws including Section 1 of the Sherman Antitrust Act. Plaintiffs seek unspecified compensatory damages trebled in accordance with the antitrust laws, costs including attorneys' fees as well as injunctive relief. The court dismissed the action with leave to replead, stating that the complaint failed to identify the securities involved with sufficient specificity. The plaintiffs replied and the defendants answered the amended complaint on November 17, 1995. Discovery has commenced.

Leetate Smith, et al. v. Merrill Lynch, et al.

    On February 28, 1995 a First Amended Consolidated Class Action Complaint for Violations of the Federal Securities Laws and the California Corporations Code (the Complaint ) was filed in the United States District Court for the Central District of California amending a previously filed complaint and adding, among other defendants, LBI. The Complaint is purportedly brought on behalf of purchasers of bonds, notes and other securities during the period July 1, 1992 through December 6, 1994 (the "Class Period") that were issued by Orange County or by other public entities which had funds invested in Orange County's Investment Pool (collectively the "County"). Also named as defendants are eight other broker-dealers who are, like LBI, alleged to have acted as underwriters of the County's debt securities and the five financial advisors who allegedly advised the County during the Class Period. The Complaint alleges violations of
Section 10b of the Exchange Act of 1934 and various sections of the California Corporations Code based on alleged misstatements and omissions in the Official Statements of the debt offerings by the County primarily relating to the County's creditworthiness and ability to repay the debts. The Complaint seeks
(i) to certify the action as a class action; (ii) unspecified damages plus interest; and (iii) attorneys fees.

Sonnenfeld v. The City and County of Denver, Colorado, et al.

    On August 4, 1995, a Consolidated Amended Class Action Complaint (the "Complaint") was filed in the United States District Court for the District of Colorado, consolidating and amending previously filed complaints and adding, among other defendants, LBI. The Complaint is purportedly brought on behalf of all persons, other than defendants, who purchased Denver Airport System Revenue Bonds during the period February 27, 1992 through May 3, 1994 that were issued by the City and County of Denver (the "Bonds") and who were damaged by their investments. Also named as defendants are seven other broker-dealers who acted as underwriters or financial advisors in connection with the issuances of the Bonds and the City and County of Denver. The Complaint alleges violations of
Section 10b of the Exchange Act of 1934 and the Colorado Securities Act and common law fraud based on alleged misstatements and omissions in the Official Statements for the Bonds primarily relating to status of the design and construction of the new Denver International Airport (the "Airport"), the amount of revenues it would likely generate and the risks posed to the timely opening of the Airport by the installation of an automated baggage system. The Complaint seeks (i) to certify the action as a class action; (ii) unspecified damages; and
(iii) costs and attorneys fees.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The approximate number of holders of record of the Registrant's Common Stock was 32,799 at January 31, 1996. Information concerning the market for the Registrant's common equity and related stockholder matters in this set forth on page 93 of the 1995 Annual Report to Stockholders and is hereby incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

    Selected financial data contained on pages 89 and 90 of the 1995 Annual Report to Stockholders is deemed a part of this Annual Report on Form 10-K and is hereby incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

    Management's Discussion and Analysis of Financial Condition and Results of Operations is set forth under the same caption on pages 30 to 51 of the 1995 Annual Report to Stockholders. Such information is hereby incorporated herein by reference and should be read in conjunction with the Consolidated Financial Statements and the Notes thereto contained on pages 53-88 of such Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Consolidated Financial Statements of the Registrant and its Subsidiaries together with the Notes thereto and the Report of Independent Auditors thereon required by this Item are contained in the 1995 Annual Report to Stockholders on pages 52-88 and such information is hereby incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information relating to Directors of the Registrant is set forth under the caption "Election of Directors" on pages 4-7 of the Proxy Statement of the Registrant for its 1995 Annual Meeting of Stockholders and information relating to Executive Officers of the Registrant is set forth under the caption "Executive Officers of the Company" on pages 9 and 10 of the Proxy Statement of the Registrant for its 1996 Annual Meeting of Stockholders and such information is hereby incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

    Information relating to executive compensation is set forth under the captions "Compensation of Current Directors", "Compensation Committee Report of Executive Compensation", Summary Compensation Table, "Pension Benefits" and "Employment Contracts and other Arrangements with Executive Officers" on pages 8-16 of the Proxy Statement of the Registrant for its 1996 Annual Meeting of Stockholders and such information is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information relating to security ownership of management and certain beneficial owners is set forth under the caption "Security Ownership of Directors and Executive Officers" on page 10 of the Proxy Statement of the Registrant for its 1996 Annual Meeting of Stockholders and such information is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information relating to certain relationships and related transactions is set forth under the captions "Certain Transactions and Agreements with Directors and Executive Officers", "Certain Transactions and Agreements with American Express and Subsidiaries", Certain Transactions and Agreements with Nippon Life and "Certain Transactions and Agreements among the Company, American Express and Nippon Life" on pages 17-21 of the Proxy Statement of the Registrant for its 1996 Annual Meeting of Stockholders and such information is hereby incorporated by reference.

                                    PART IV

ITEM 14. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) 1. Financial Statements:

    The financial statements are listed on page F-1 hereof by reference to the corresponding page number in the Annual Report.

    2. Financial Statement Schedules:

    The financial statement schedule required to be filed hereunder is listed on page F-1 hereof and the schedule included herewith appears on pages F-2 through F-7 hereof.

    3. Exhibits

EXHIBIT
  NO.
-------
   3.1    Restated Certificate of Incorporation of the Registrant dated May 27, 1994
          (incorporated by reference to Exhibit 3.1 of the Registrant's Transition Report on
          Form 10-K for the eleven months ended November 30, 1994).
   3.2    By-Laws of the Registrant, amended as of October 24, 1995 (incorporated by reference to Exhibit 3(b) of the Registrant's Registration Statement on Form S-3 (Reg. No. 33-
          64899)).
   4.1    The instruments defining the rights of holders of the long-term debt securities of the Registrant and its subsidiaries are omitted pursuant to section (b)(4)(iii)(A)
          of Item 601 of Regulation S-K. The Registrant hereby agrees to furnish copies of these instruments to the Securities and Exchange Commission upon request.
  10.1    Agreement of Tenants-In-Common by and among American Express Company, American
          Express Bank Ltd., American Express Travel Related Services Company, Inc., Shearson
          Lehman Brothers Inc., Shearson Lehman Government Securities, Inc. and Shearson
          Lehman Commercial Paper Incorporated (incorporated by reference to Exhibit 10.1 of the Registrant's Transition Report on Form 10-K for the eleven months ended November
          30, 1994).
  10.2    Tax Allocation Agreement between Shearson Lehman Brothers Holdings Inc. and American
          Express Company (incorporated by reference to Exhibit 10.2 of the Registrant's
          Transition Report on Form 10-K for the eleven months ended November 30, 1994).
  10.3    Intercompany Agreement between American Express Company and Shearson Lehman Brothers
          Holdings Inc. (incorporated by reference to Exhibit 10.3 of the Registrant's
          Transition Report on Form 10-K for the eleven months ended November 30, 1994).
  10.4    Investment Agreement among American Express Company, Shearson Lehman Brothers
          Holdings Inc. and Nippon Life Insurance Company (incorporated by reference to
          Exhibit 10.21 of the Registrant's Registration Statement on Form S-1 (Reg. No.
          33-12976)).
  10.5    Registration Rights Agreement between Nippon Life Insurance Company and Shearson
          Lehman Brothers Holdings Inc. (incorporated by reference to Exhibit 10.22 of the
          Registrant's Registration Statement on Form S-1 (Reg. No. 33-12976)).
  10.6    Business Association Agreement by and among American Express Company, Shearson
          Lehman Brothers Holdings Inc. and Nippon Life Insurance Company (incorporated by reference to Exhibit 10.23 of the Registrant's Registration Statement on Form S-1
          (Reg. No. 33-12976)).
  10.7    Letter, dated March 23, 1987, from Nippon Life Insurance Company to American Express
          Company and Shearson Lehman Brothers Holdings Inc. (incorporated by reference to
          Exhibit 10.24 of the Registrant's Registration Statement on Form S-1 (Reg. No.
          33-12976)).
  10.8    1990 Agreement, dated as of June 12, 1990, by and between American Express Company and Nippon Life Insurance Company (incorporated by reference to Exhibit 10.25 of the
          Registrant's Annual Report on Form 10-K for the year ended December 31, 1990).
  10.9    Letter, dated August 10, 1990, from Shearson Lehman Brothers Holdings Inc. to Nippon
          Life Insurance Company and American Express Company (incorporated by reference to
          Exhibit 10.26 of the Registrant's Annual Report on Form 10-K for the year ended
          December 31, 1990).
 10.10    Warrant, dated August 10, 1990, issued by Shearson Lehman Brothers Holdings Inc. to
          Nippon Life Insurance Company (incorporated by reference to Exhibit 3.1 of the
          Registrant's Transition Report on Form 10-K for the eleven months ended November 30,
          1994).
 10.11    Transaction Support Services Agreement dated as of September 30, 1994 by and between
          Bear, Stearns Securities Corp. and Lehman Brothers Inc. (incorporated by reference to Exhibit 10.15 of the Registrant's Transition Report on Form 10-K for the eleven months ended November 30, 1994).
 10.12    Lease dated as of October 13, 1993 between 101 Hudson Leasing Associates and Lehman
          Brothers Holdings Inc. (incorporated by reference to Exhibit 10 of Holdings'
          Quarterly Report on Form 10-Q for the quarter ended September 30, 1993).

EXHIBIT
  NO.
-------
 10.13    Lehman Brothers Inc. Executive and Select Employees Plan (incorporated by reference to Exhibit 10.4 of the Registrant's Registration Statement on Form S-1 (Reg. No. 33-
          12976)).
 10.14    Lehman Brothers Holdings Inc. Deferred Compensation Plan for Non-Employee Directors
          (incorporated by reference to Exhibit 10.11 of the Registrant's Registration
          Statement on Form S-1 (Reg. No. 33-12976)).
 10.15    Amended and Restated Agreements of Limited Partnership of Shearson Lehman Hutton
          Capital Partners II (incorporated by reference to Exhibit 10.48 of the Registrant's
          Annual Report on Form 10-K for the year ended December 31, 1988).
 10.16    Lehman Brothers Holdings Inc. 1994 Management Ownership Plan (incorporated by reference to Exhibit 10.25 of the Registrant's Registration Statement on Form S-1
          (Reg. No. 33-52977))
10.17+    Lehman Brothers Holdings Inc. Short-Term Executive Compensation Plan (incorporated by reference to Exhibit 10.26 of the Registrant's Registration Statement on Form S-1
          (Reg. No. 33-52977)).
10.18+    Lehman Brothers Holdings Inc. 1994 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.27 of the Registrant's Registration Statement on Form S-1
          (Reg. No. 33-52977))
 10.19    Purchase and Exchange Agreement dated April 28, 1994, between the Registrant and
          American Express Company (incorporated by reference to Exhibit 10.29 of the
          Registrant's Transition Report Form 10-K for the Eleven Months ended November 30,
          1994).
 10.20    Registration Rights Agreement, dated as of May 27, 1994, between American Express
          Company and the Registrant (incorporated by reference to Exhibit 10.30 of the
          Registrant's Transition Report Form 10-K for the Eleven Months ended November 30,
          1994).
 10.21    Option Agreement, dated May 27, 1994, by and among American Express Company,
          American Express Bank Ltd., American Express Travel Related Services Company, Inc.,
          Lehman Brothers Inc., Lehman Government Securities, Inc. and Lehman Commercial Paper
          Incorporated. (incorporated by reference to Exhibit 10.31 of the Registrant's
          Transition Report Form 10-K for the Eleven Months ended November 30, 1994).
 10.22    1994 Agreement, dated April 27, 1994, between the Registrant and Nippon Life
          Insurance Company. (incorporated by reference to Exhibit 10.32 of the Registrant's
          Transition Report Form 10-K for the Eleven Months ended November 30, 1994).
 10.23    Lehman Brothers Inc. Voluntary Deferred Compensation Plan (For Select Executives)
          (incorporated by reference to Exhibit 10.33 of the Registrant's Registration
          Statement on Form S-1 (Reg. No. 33-52977)).
10.24+    Lehman Brothers Inc. Voluntary Deferred Compensation Plan (For Transferred
          Participants' Vested Amounts as of July 31 1993) (incorporated by reference to
          Exhibit 10.34 of the Registrant's Registration Statement on Form S-1 (Reg. No.
          33-52977)).
10.25+    Lehman Brothers Inc. Executive and Select Employees Plan (For Transferred
          Participants) (incorporated by reference to Exhibit 10.35 of the Registrant's
          Registration Statement on Form S-1 (Reg. No. 33-52977)).
10.26+    Lehman Brothers Holdings Inc. Cash Award Plan. (incorporated by reference to Exhibit
          10.36 of the Registrant's Transition Report Form 10-K for the Eleven Months ended
          November 30, 1994).
 10.27    Amended and Restated Agreement of Limited Partnership of Lehman Brothers Capital
          Partners III, L.P.*
   11.    Computation of per share Earnings.*
   12.    Computation in support of ratio of earnings to fixed charges and preferred stock dividends.*
   13.    The following portions of the Company's 1995 Annual Report to Stockholders, which are incorporated by reference in this Annual Report on Form 10-K:
  13.1    "Management's Discussion and Analysis of Financial Condition and Results of
          Operations", pages 30-51.
  13.2    "Consolidated Financial Statements", pages 53-88.
  13.3    "Market for Registrant's Common Equity and Related Stockholder Matters", page 93.
   21.    Pursuant to General Instruction J of Form 10-K, the list of the Registrant's
          Subsidiaries is omitted.
   23.    Consent of Ernst & Young LLP.*
   24.    Powers of Attorney.*
   27.    Financial Data Schedule.*

EXHIBIT
  NO.
-------
    (b)   Reports on Form 8-K.

    1.    Form 8-K dated January 5, 1995, Items 5 and 7.
    2.    Form 8-K dated March 21, 1995, Items 5 and 7.
    3.    Form 8-K dated June 21, 1995, Item 7 only.
    4.    Form 8-K dated September 9, 1995, Item 7.
    5.    Form 8-K dated January 4, 1996, Items 5 and 7.


------------

* Filed herewith.

+ Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c).

                                   SIGNATURES

    Pursuant to the Requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          LEHMAN BROTHERS HOLDINGS INC.

                                                   (Registrant)

                                          February 28, 1996

                                          By:  /s/ KAREN M. MULLER
                                              ..................................
                                               Title: Vice President

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

               NAME                                 TITLE                         DATE
-----------------------------------  -----------------------------------   ------------------
                 *                   Chief Executive Officer and           February 28, 1996
 ...................................    Chairman of the Board of
       Richard S. Fuld, Jr.            Directors (principal executive
                                       officer)

                 *                   Chief Operating Officer,              February 28, 1996
 ...................................    President and Director
       T. Christopher Pettit

                 *                   Chief Financial Officer               February 28, 1996
 ...................................    (principal financial officer)
           Robert Matza

                 *                   Controller                            February 28, 1996
 ...................................    (principal accounting officer)
          David Goldfarb

                 *                   Director                              February 28, 1996
 ...................................
           John F. Akers

                 *                   Director                              February 28, 1996
 ...................................
         Roger S. Berlind

                 *                   Director                              February 28, 1996
 ...................................
          Katsumi Funaki

                 *                   Director                              February 28, 1996
 ...................................
           Henry Kaufman

                 *                   Director                              February 28, 1996
 ...................................
         John D. Macomber

                 *                   Director                              February 28, 1996
 ...................................
           Dina Merrill

                 *                   Director                              February 28, 1996
 ...................................
        Masataka Shimasaki

                 *                   Director                              February 28, 1996
 ...................................
          Malcolm Wilson

*By:  /s/ KAREN M. MULLER
     ....................
       Karen M. Muller
      (Attorney-in-Fact)
       February 28, 1996

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                                                              PAGE
                                                                   --------------------------
                                                                     FORM
    FINANCIAL STATEMENTS                                             10--K      ANNUAL REPORT
----------------------------------------------------------------   ---------    -------------
Report of Independent Auditors..................................                     52
Consolidated Statement of Operations for the Twelve Months Ended
  November 30, 1995, for the Eleven Months Ended November 30,
1994 and for the Twelve Months Ended December 31, 1993..........                     53
Consolidated Statement of Financial Condition at November 30,
1995, and November 30, 1994.....................................                     54
Consolidated Statement of Changes in Stockholders' Equity for
  the Twelve Months Ended November 30, 1995, for the Eleven
  Months Ended November 30, 1994 and for the Twelve Months Ended
December 31, 1993...............................................                     56
Consolidated Statement of Cash Flows for the Twelve Months Ended
  November 30, 1995, for the Eleven Months Ended November 30,
1994 and for the Twelve Months Ended December 31, 1993..........                     57
Notes to Consolidated Financial Statements......................                     59

    FINANCIAL STATEMENT SCHEDULES
----------------------------------------------------------------
Schedule III--Condensed Financial Information...................        F-2

                                                                    SCHEDULE III

                         LEHMAN BROTHERS HOLDINGS INC.
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENT OF OPERATIONS
                             (PARENT COMPANY ONLY)
                                 (IN MILLIONS)

                                                        TWELVE MONTHS    ELEVEN MONTHS    TWELVE MONTHS
                                                            ENDED            ENDED            ENDED
                                                        NOVEMBER 30,     NOVEMBER 30,     DECEMBER 31,
                                                            1995             1994             1993
                                                        -------------    -------------    -------------
Revenues
  Principal transactions.............................       $ 152            $ 145            $  34
  Investment banking.................................          90               75              (31)
  Interest and dividends.............................         804              482              381
  Other..............................................           1               10               13
                                                            -----            -----           ------
    Total revenues...................................       1,047              712              397
  Interest expense...................................         899              663              592
                                                            -----            -----           ------
    Net revenues.....................................         148               49             (195)
                                                            -----            -----           ------
Non-interest expenses
  Compensation and benefits..........................         121               69               22
  Other..............................................          87               57               39
  Management fees....................................        (145)            (102)
  Restructuring charge...............................          27
  Severance charge...................................                            6
  Spin-off expenses..................................                           15
                                                            -----            -----           ------
    Total non-interest expenses......................          90               45               61
                                                            -----            -----           ------
Income (loss) before taxes...........................          58                4             (256)
  Provision for (benefit from) income taxes..........          47              (12)             (85)
                                                            -----            -----           ------
Income (loss) before equity in net income of
subsidiaries.........................................          11               16             (171)
  Equity in net income of subsidiaries...............         231               97               69
                                                            -----            -----           ------
Net income (loss)....................................       $ 242            $ 113            $(102)
                                                            -----            -----           ------
                                                            -----            -----           ------
Net income (loss) applicable to common stock.........       $ 200            $  75            $(150)
                                                            -----            -----           ------
                                                            -----            -----           ------

          See notes to condensed financial information of Registrant.

                                                                    SCHEDULE III

                         LEHMAN BROTHERS HOLDINGS INC.
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            CONDENSED BALANCE SHEET
                             (PARENT COMPANY ONLY)
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                               NOVEMBER 30,
                                                                            ------------------
                                                                             1995       1994
                                                                            -------    -------
ASSETS
Cash and cash equivalents................................................   $    18    $    18
Securities and other financial instruments owned.........................     2,595      1,817
Equity in net assets of subsidiaries.....................................     3,734      3,750
Accounts receivable and accrued interest.................................     1,048      2,123
Due from subsidiaries....................................................     9,249      9,403
Other assets.............................................................       574        344
                                                                            -------    -------
  Total assets...........................................................   $17,218    $17,455
                                                                            -------    -------
                                                                            -------    -------
LIABILITIES AND STOCKHOLDERS' EQUITY
Commercial paper and short-term debt.....................................   $ 2,102    $ 3,746
Securities and other financial instruments sold but not yet purchased....       176        159
Securities sold under agreeements to repurchase..........................     2,073      1,232
Accrued liabilities, due to subsidiaries and other payables..............       825      1,437
Long-term debt:
  Senior notes...........................................................     8,344      7,336
  Subordinated indebtedness..............................................                  150
                                                                            -------    -------
    Total liabilities....................................................    13,520     14,060
                                                                            -------    -------
Commitments and Contingencies
Stockholders' equity:
  Preferred stock, $1 par value; 38,000,000 shares authorized: 5%
    Cumulative Convertible Voting, Series A, 13,000,000 shares authorized, issued and outstanding; $39.10 liquidation preference per
    share................................................................       508        508
  8.44% Cumulative Voting, 8,000,000 shares issued and outstanding;
    $25.00 liquidation preference per share..............................       200        200
  Redeemable Voting, 1,000 shares issued and outstanding; $1.00 liquidation preference per share.....................................
  Common Stock: $.10 par value; 300,000,000 shares authorized; shares issued: 105,684,565 in 1995 and 105,608,423 in 1994; shares
    outstanding: 104,565,875 in 1995 and 104,537,690 in 1994.............        11         11
  Common Stock issuable..................................................       211         87
  Additional paid-in capital.............................................     3,172      3,172
  Foreign currency translation adjustment................................         9          6
  Accumulated deficit....................................................      (397)      (574)
  Common Stock in treasury at cost: 1,118,690 in 1995 and 1,070,733 in
    1994.................................................................       (16)       (15)
                                                                            -------    -------
    Total stockholders' equity...........................................     3,698      3,395
                                                                            -------    -------
    Total liabilities and stockholders' equity...........................   $17,218    $17,455
                                                                            -------    -------
                                                                            -------    -------

          See notes to condensed financial information of Registrant.

                                                                    SCHEDULE III

                         LEHMAN BROTHERS HOLDINGS INC.
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENT OF CASH FLOWS
                             (PARENT COMPANY ONLY)
                                 (IN MILLIONS)

                                                        TWELVE MONTHS    ELEVEN MONTHS    TWELVE MONTHS
                                                            ENDED            ENDED            ENDED
                                                         NOVEMBER 30      NOVEMBER 30      DECEMBER 31
                                                            1995             1994             1993
                                                        -------------    -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)....................................      $   242          $   113          $  (102)
Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
    Equity in net income of subsidiaries.............         (231)             (97)             (69)
    Restructuring charge.............................           27
    Provision for losses and other reserves..........                                             13
    Other adjustments................................          127              107                5
Net change in:
    Securities and other financial instruments
     owned...........................................         (778)          (1,530)            (212)
    Accounts receivable and accrued interest, due
      from subsidiaries and other assets.............          945           (3,510)             182
    Securities and other financial instruments sold
      but not yet purchased and Securities sold under
      agreements to repurchase.......................          858            1,249              142
    Accrued liabilities, due to subsidiaries and
      other payables.................................         (576)           1,076              201
    Dividends and capital distributions received.....          851              820              587
                                                            ------           ------           ------
      Net cash provided by (used in) operating
        activities...................................        1,465           (1,772)             747
                                                            ------           ------           ------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of senior notes...............        4,226            2,799            2,827
Principal payments of senior notes...................       (3,196)          (1,875)          (1,090)
Principal payments of subordinated indebtedness......         (150)
Payments for commercial paper and short-term debt....       (1,670)             (89)          (1,714)
Proceeds from spin-off...............................                         1,193
Payment for treasury stock purchases.................           (1)             (15)
Dividends paid.......................................          (64)             (99)            (213)
                                                            ------           ------           ------
      Net cash (used in) provided by financing
        activities...................................         (855)           1,914             (190)
                                                            ------           ------           ------
CASH FLOWS FROM INVESTING ACTIVITIES
Increase in investments in affiliates................         (610)            (173)            (545)
Other................................................                            20              (12)
                                                            ------           ------           ------
      Net cash used in investing activities..........         (610)            (153)            (557)
                                                            ------           ------           ------
      Net change in cash and cash equivalents........                           (11)
Cash and cash equivalents, beginning of period.......           18               29               29
                                                            ------           ------           ------
      Cash and cash equivalents, end of period.......      $    18          $    18          $    29
                                                            ------           ------           ------
                                                            ------           ------           ------

         SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (IN MILLIONS)

    Interest paid totaled $884 in 1995, $612 in 1994 and $682 in 1993. Income taxes received totaled $163 in 1995, $102 in 1994 and $239 in 1993.

       SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITY

    Holdings' noncash investing and financing activity for all periods presented was insignificant.

          See notes to condensed financial information of Registrant.

                                                                    SCHEDULE III

NOTE 1. BASIS OF PRESENTATION

    The condensed financial statements of Lehman Brothers Holdings Inc. ("Holdings" or the "Company") should be read in conjunction with the consolidated financial statements of Lehman Brothers Holdings Inc. and subsidiaries and the notes thereto.

    Certain prior period amounts reflect reclassifications to conform to the current period's presentation.

NOTE 2. LONG-TERM DEBT

                                                     U.S. DOLLAR       NON-U.S. DOLLAR
                                                  -----------------   -----------------     NOVEMBER 30
                                                  FIXED    FLOATING   FIXED    FLOATING   ---------------
                                                   RATE      RATE      RATE      RATE      1995     1994
                                                  ------   --------   ------   --------   ------   ------
                                                                       (IN MILLIONS)
Senior Notes
Maturing in Fiscal 1995.........................                                                   $2,237
Maturing in Fiscal 1996.........................  $  512    $ 1,184                       $1,696    1,166
Maturing in Fiscal 1997.........................     640        266   $  163    $    41    1,110    1,004
Maturing in Fiscal 1998.........................     987        145      122         76    1,330      938
Maturing in Fiscal 1999.........................     627        190      670         41    1,528    1,269
Maturing in Fiscal 2000.........................     722         40                  32      794      672
December 1, 2000 and thereafter.................   1,864                  22               1,886       50
                                                  ------   --------   ------   --------   ------   ------
  Senior Notes..................................  $5,352    $ 1,825   $  977    $   190   $8,344   $7,336
                                                  ------   --------   ------   --------   ------   ------
                                                  ------   --------   ------   --------   ------   ------
Subordinated Indebtedness maturing in Fiscal
1995............................................                                                   $  150
                                                  ------   --------   ------   --------   ------   ------
                                                  ------   --------   ------   --------   ------   ------
Long-Term Debt..................................  $5,352    $ 1,825   $  977    $   190   $8,344   $7,486
                                                  ------   --------   ------   --------   ------   ------
                                                  ------   --------   ------   --------   ------   ------

    Of the Company's long-term debt outstanding as of November 30, 1995, $629 million is repayable prior to maturity at the option of the holder, at par value. These obligations are reflected in the above table at their put dates, which range from fiscal 1996 to fiscal 2002, rather than at their contractual maturities, which range from fiscal 2003 to fiscal 2023. In addition, $319 million of the Company's long-term debt is redeemable at par at the option of the Company upon specified dates from 1996 through 2000 or based upon the occurrence of specified events. These obligations are reflected in the above table at their contractual maturity dates.

    As of November 30, 1995, the Company's fixed and floating rate debt portfolios included approximately $110 million and $160 million, respectively, of debt for which the interest rates and/or redemption values have been linked to various indices including industry baskets of stocks or commodities. The interest rates on such indexed notes have all been effectively converted to floating rates based primarily on LIBOR through the use of interest rate and cross currency swaps.

END USER DERIVATIVE ACTIVITIES

    The Company utilizes a variety of derivative products including interest rate and currency swaps, and swaptions as an end user to modify the interest rate characteristics of its portfolio. The Company actively manages the interest rate exposure on its long-term debt portfolio to more closely match the terms of its debt to the assets being funded and to minimize interest rate risk. In addition, the Company utilizes cross currency swaps to hedge its exposure to foreign currency risk as a result of its non-U.S. dollar debt obligations, after consideration of non-U.S. dollar assets which are funded with long-term debt obligations in the same currency. In certain instances, two or more derivative contracts may be utilized by the Company to manage the interest rate nature and/or currency exposure of an individual long-term debt issuance. In these cases, the notional value of the derivative contracts may exceed the carrying value of the related long-term debt issuance.

    At November 30, 1995, the notional values of the Company's interest rate and currency swaps related to its long-term debt obligations were approximately $6.8 billion. In terms of notional amounts outstanding, these derivative products mature as follows:

                                               U.S. DOLLAR    NON-U.S. DOLLAR    CROSS CURRENCY    TOTAL
                                               -----------    ---------------    --------------    ------
                                                                     (IN MILLIONS)
Maturing in Fiscal 1996.....................     $   775                                           $  775
Maturing in Fiscal 1997.....................         861           $ 108             $   96         1,065
Maturing in Fiscal 1998.....................       1,013                                125         1,138
Maturing in Fiscal 1999.....................         641                                687         1,328
Maturing in Fiscal 2000.....................         647                                              647
December 1, 2000 and thereafter.............       1,811                                 53         1,864
                                               -----------         -----              -----        ------
Total.......................................     $ 5,748           $ 108             $  961        $6,817
                                               -----------         -----              -----        ------
                                               -----------         -----              -----        ------
Weighted average rate at November 30, 1995
Receive rate (1)............................        6.89%           1.44%              4.21%         6.42%
Pay rate (1)................................        6.13%           3.82%              6.54%         6.15%

------------

(1) Weighted average interest rates were calculated utilizing non-U.S. dollar interest rates, where applicable.

    In addition, at November 30, 1995 and 1994, the Company had approximately $250 million and $867 million, respectively, of notional value of written swaptions outstanding which if exercised would convert an equal amount of the Company's long-term debt from a fixed rate to a floating rate. As of November 30, 1995, the swaptions had exercise dates ranging from fiscal 1996 to fiscal 1998. The Company accounts for these written swaptions on a mark-to-market basis.

    The Company's end user derivative activities resulted in the following changes to the Company's mix of fixed and floating rate debt and effective weighted average rates of interest:

                                                                         NOVEMBER 30, 1995
                                                     ---------------------------------------------------------
                                                          LONG-TERM DEBT              WEIGHTED AVERAGE(1)
                                                     ------------------------    -----------------------------
                                                       BEFORE        AFTER       CONTRACTUAL    EFFECTIVE RATE
                                                      END USER      END USER      INTEREST      AFTER END USER
                                                     ACTIVITIES    ACTIVITIES       RATE          ACTIVITIES
                                                     ----------    ----------    -----------    --------------
USD Obligations
  Fixed Rate......................................     $5,352        $  619          8.02%           7.36%
  Floating Rate...................................      1,825         7,519          6.79%           6.90%
                                                     ----------    ----------
                                                        7,177         8,138          7.71%           6.93%
Non-USD Obligations...............................      1,167           206          3.86%           3.53%
                                                     ----------    ----------
Total.............................................     $8,344        $8,344          7.17%           6.85%
                                                     ----------    ----------
                                                     ----------    ----------


                                                                         NOVEMBER 30, 1994
                                                     ---------------------------------------------------------
                                                          LONG-TERM DEBT              WEIGHTED AVERAGE(1)
                                                     ------------------------    -----------------------------
                                                       BEFORE        AFTER       CONTRACTUAL    EFFECTIVE RATE
                                                      END USER      END USER      INTEREST      AFTER END USER
                                                     ACTIVITIES    ACTIVITIES       RATE          ACTIVITIES
                                                     ----------    ----------    -----------    --------------
USD Obligations
  Fixed Rate......................................     $3,408        $2,334          7.79%           7.98%
  Floating Rate...................................      3,614         4,938          6.10%           5.79%
                                                     ----------    ----------
                                                        7,022         7,272          6.92%           6.50%
Non-USD Obligations...............................        464           214          3.82%           3.75%
                                                     ----------    ----------
Total.............................................     $7,486        $7,486          6.73%           6.42%
                                                     ----------    ----------
                                                     ----------    ----------

------------
(1) Weighted average interest rates were calculated utilizing non-U.S. dollar interest rates, where applicable.

NOTE 3. DIVIDENDS

    Dividends and capital distributions declared to Holdings by its subsidiaries and affiliates were $851 million in 1995, $820 million in 1994, and $587 million in 1993.

NOTE 4. NET REVENUES

    Net revenues in 1995 include a special revenue gain of $129 million related to the sale of the Company's interest in Omnitel Sistemi Radiocellullari Italani S.p.A. ("Omnitel"), recognized in the Statement of Operations in principal transactions. Following recognition of related compensation and taxes, the Company recognized a $47 million gain in 1995 related to the Omnitel sale transaction.

NOTE 5. RESTRUCTURING CHARGE

    During the fourth quarter of 1995, the Company recorded a charge of $27 million pretax ($16 million aftertax) for occupancy-related real estate expenses. This charge resulted from a complete global review of the Company and its affiliates' real estate requirements at current headcount levels and the elimination of excess real estate primarily in its New York location. The charge includes the cost to write-down the carrying value of leasehold improvements as well as the difference between expected operating costs and projected sublease recoveries.

NOTE 6. COMMITMENTS AND CONTINGENCIES

    The Company has guaranteed certain of its subsidiaries' unsecured lines of credit and other contractual obligations.

                                 EXHIBIT INDEX
EXHIBIT
  NO.
-------
   3.1    Restated Certificate of Incorporation of the Registrant dated May 27, 1994
          (incorporated by reference to Exhibit 3.1 of the Registrant's Transition Report on
          Form 10-K for the eleven months ended November 30, 1994).
   3.2    By-Laws of the Registrant, amended as of October 24, 1995 (incorporated by reference to Exhibit 3(b) of the Registrant's Registration Statement on Form S-3 (Reg. No. 33-
          64899)).
   4.1    The instruments defining the rights of holders of the long-term debt securities of the Registrant and its subsidiaries are omitted pursuant to section (b)(4)(iii)(A)
          of Item 601 of Regulation S-K. The Registrant hereby agrees to furnish copies of these instruments to the Securities and Exchange Commission upon request.
  10.1    Agreement of Tenants-In-Common by and among American Express Company, American
          Express Bank Ltd., American Express Travel Related Services Company, Inc., Shearson
          Lehman Brothers Inc., Shearson Lehman Government Securities, Inc. and Shearson
          Lehman Commercial Paper Incorporated (incorporated by reference to Exhibit 10.1 of the Registrant's Transition Report on Form 10-K for the eleven months ended November
          30, 1994).
  10.2    Tax Allocation Agreement between Shearson Lehman Brothers Holdings Inc. and American
          Express Company (incorporated by reference to Exhibit 10.2 of the Registrant's
          Transition Report on Form 10-K for the eleven months ended November 30, 1994).
  10.3    Intercompany Agreement between American Express Company and Shearson Lehman Brothers
          Holdings Inc. (incorporated by reference to Exhibit 10.3 of the Registrant's
          Transition Report on Form 10-K for the eleven months ended November 30, 1994).
  10.4    Investment Agreement among American Express Company, Shearson Lehman Brothers
          Holdings Inc. and Nippon Life Insurance Company (incorporated by reference to
          Exhibit 10.21 of the Registrant's Registration Statement on Form S-1 (Reg. No.
          33-12976)).
  10.5    Registration Rights Agreement between Nippon Life Insurance Company and Shearson
          Lehman Brothers Holdings Inc. (incorporated by reference to Exhibit 10.22 of the
          Registrant's Registration Statement on Form S-1 (Reg. No. 33-12976)).
  10.6    Business Association Agreement by and among American Express Company, Shearson
          Lehman Brothers Holdings Inc. and Nippon Life Insurance Company (incorporated by reference to Exhibit 10.23 of the Registrant's Registration Statement on Form S-1
          (Reg. No. 33-12976)).
  10.7    Letter, dated March 23, 1987, from Nippon Life Insurance Company to American Express
          Company and Shearson Lehman Brothers Holdings Inc. (incorporated by reference to
          Exhibit 10.24 of the Registrant's Registration Statement on Form S-1 (Reg. No.
          33-12976)).
  10.8    1990 Agreement, dated as of June 12, 1990, by and between American Express Company and Nippon Life Insurance Company (incorporated by reference to Exhibit 10.25 of the
          Registrant's Annual Report on Form 10-K for the year ended December 31, 1990).
  10.9    Letter, dated August 10, 1990, from Shearson Lehman Brothers Holdings Inc. to Nippon
          Life Insurance Company and American Express Company (incorporated by reference to
          Exhibit 10.26 of the Registrant's Annual Report on Form 10-K for the year ended
          December 31, 1990).
 10.10    Warrant, dated August 10, 1990, issued by Shearson Lehman Brothers Holdings Inc. to
          Nippon Life Insurance Company (incorporated by reference to Exhibit 3.1 of the
          Registrant's Transition Report on Form 10-K for the eleven months ended November 30,
          1994).
 10.11    Transaction Support Services Agreement dated as of September 30, 1994 by and between
          Bear, Stearns Securities Corp. and Lehman Brothers Inc. (incorporated by reference to Exhibit 10.15 of the Registrant's Transition Report on Form 10-K for the eleven months ended November 30, 1994).
 10.12    Lease dated as of October 13, 1993 between 101 Hudson Leasing Associates and Lehman
          Brothers Holdings Inc. (incorporated by reference to Exhibit 10 of Holdings'
          Quarterly Report on Form 10-Q for the quarter ended September 30, 1993).

                                EXHIBIT INDEX
EXHIBIT
  NO.
-------
 10.13    Lehman Brothers Inc. Executive and Select Employees Plan (incorporated by reference to Exhibit 10.4 of the Registrant's Registration Statement on Form S-1 (Reg. No. 33-
          12976)).
 10.14    Lehman Brothers Holdings Inc. Deferred Compensation Plan for Non-Employee Directors
          (incorporated by reference to Exhibit 10.11 of the Registrant's Registration
          Statement on Form S-1 (Reg. No. 33-12976)).
 10.15    Amended and Restated Agreements of Limited Partnership of Shearson Lehman Hutton
          Capital Partners II (incorporated by reference to Exhibit 10.48 of the Registrant's
          Annual Report on Form 10-K for the year ended December 31, 1988).
 10.16    Lehman Brothers Holdings Inc. 1994 Management Ownership Plan (incorporated by reference to Exhibit 10.25 of the Registrant's Registration Statement on Form S-1
          (Reg. No. 33-52977))
10.17+    Lehman Brothers Holdings Inc. Short-Term Executive Compensation Plan (incorporated by reference to Exhibit 10.26 of the Registrant's Registration Statement on Form S-1
          (Reg. No. 33-52977)).
10.18+    Lehman Brothers Holdings Inc. 1994 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.27 of the Registrant's Registration Statement on Form S-1
          (Reg. No. 33-52977))
 10.19    Purchase and Exchange Agreement dated April 28, 1994, between the Registrant and
          American Express Company (incorporated by reference to Exhibit 10.29 of the
          Registrant's Transition Report Form 10-K for the Eleven Months Ended November 30,
          1994).
 10.20    Registration Rights Agreement, dated as of May 27, 1994, between American Express
          Company and the Registrant (incorporated by reference to Exhibit 10.30 of the
          Registrant's Transition Report Form 10-K for the Eleven Months Ended November 30,
          1994).
 10.21    Option Agreement, dated May 27, 1994, by and among American Express Company,
          American Express Bank Ltd., American Express Travel Related Services Company, Inc.,
          Lehman Brothers Inc., Lehman Government Securities, Inc. and Lehman Commercial Paper
          Incorporated. (incorporated by reference to Exhibit 10.31 of the Registrant's
          Transition Report Form 10-K for the Eleven Months Ended November 30, 1994).
 10.22    1994 Agreement, dated April 27, 1994, between the Registrant and Nippon Life
          Insurance Company. (incorporated by reference to Exhibit 10.32 of the Registrant's
          Transition Report Form 10-K for the Eleven Months Ended November 30, 1994).
 10.23    Lehman Brothers Inc. Voluntary Deferred Compensation Plan (For Select Executives)
          (incorporated by reference to Exhibit 10.33 of the Registrant's Registration
          Statement on Form S-1 (Reg. No. 33-52977)).
10.24+    Lehman Brothers Inc. Voluntary Deferred Compensation Plan (For Transferred
          Participants' Vested Amounts as of July 31 1993) (incorporated by reference to
          Exhibit 10.34 of the Registrant's Registration Statement on Form S-1 (Reg. No.
          33-52977)).
10.25+    Lehman Brothers Inc. Executive and Select Employees Plan (For Transferred
          Participants) (incorporated by reference to Exhibit 10.35 of the Registrant's
          Registration Statement on Form S-1 (Reg. No. 33-52977)).
10.26+    Lehman Brothers Holdings Inc. Cash Award Plan. (incorporated by reference to Exhibit
          10.36 of the Registrant's Transition Report Form 10-K for the Eleven Months Ended
          November 30, 1994).
 10.27    Amended and Restated Agreement of Limited Partnership of Lehman Brothers Capital
          Partners III, L.P.*
   11.    Computation of per share Earnings.*
   12.    Computation in support of ratio of earnings to fixed charges and preferred stock dividends.*
   13.    The following portions of the Company's 1995 Annual Report to Stockholders, which are incorporated by reference in this Annual Report on Form 10-K:
  13.1    "Management's Discussion and Analysis of Financial Condition and Results of
          Operations", pages 30-51.
  13.2    "Consolidated Financial Statements", pages 53-88.
  13.3    "Market for Registrant's Common Equity and Related Stockholder Matters", page 93.
   21.    Pursuant to General Instruction J of Form 10-K, the list of the Registrant's
          Subsidiaries is omitted.
   23.    Consent of Ernst & Young LLP.*
   24.    Powers of Attorney.*
   27.    Financial Data Schedule.*

                                  EXHIBIT INDEX

EXHIBIT
  NO.
-------
    (b)   Reports on Form 8-K.

    1.    Form 8-K dated January 5, 1995, Items 5 and 7.
    2.    Form 8-K dated March 21, 1995, Items 5 and 7.
    3.    Form 8-K dated June 21, 1995, Item 7 only.
    4.    Form 8-K dated September 9, 1995, Item 7.
    5.    Form 8-K dated January 4, 1996, Items 5 and 7.


------------

* Filed herewith.

+ Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c).