Form 10-Q
period 1996-04-15
LEHMAN BROTHERS HOLDINGS INC
filed 1996-04-15
CIK 806085

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


               [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 29, 1996

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

As of March 31, 1996, 102,378,536 shares of the Registrant's Common Stock, par value $.10 per share, were outstanding.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES

                                    FORM 10-Q

                     FOR THE QUARTER ENDED FEBRUARY 29, 1996

                                      INDEX

Part I.           FINANCIAL INFORMATION                            Page Number

 Item 1.      Financial Statements - (unaudited)

           Consolidated Statement of Operations -
            Three Months Ended February 29, 1996
             and February 28, 1995 .....................................4

            Consolidated Statement of Financial Condition -
             February 29, 1996 and November 30, 1995 ..... ........     5

            Consolidated Statement of Cash Flows -
             Three Months Ended February 29, 1996
              and February 28, 1995 ....................................7

             Notes to Consolidated Financial Statements............     9

Item 2.      Management's Discussion and Analysis of
              Financial Condition and Results of Operations....         11




Part II.          OTHER INFORMATION

Item 1.      Legal Proceedings     .................................    22

Item 6.      Exhibits and Reports on Form 8-K ......................    25

Signatures..........................................................    26

EXHIBIT INDEX         ..............................................    27

Exhibits

                      [THIS PAGE INTENTIONALLY LEFT BLANK]



                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                      CONSOLIDATED STATEMENT of OPERATIONS
                                   (Unaudited)
                      (In millions, except per share data)

                                                               Three months
                                                                  ended
                                                       February 29, February 28,
                                                            1996      1995
Revenues
    Principal transactions .............................      $  413      $  359
    Investment banking .................................         211         137
    Commissions ........................................          96         105
    Interest and dividends .............................       3,187       2,501
    Other ..............................................          10          10
                                                              ------      ------
         Total revenues ................................       3,917       3,112
     Interest expense ..................................       3,096       2,405
                                                              ------      ------
         Net revenues ..................................         821         707
                                                              ------      ------
Non-interest expenses
     Compensation and benefits .........................         416         360
     Brokerage, commissions and clearance fees .........          57          64
     Communications ....................................          40          47
     Occupancy and equipment ...........................          40          45
     Professional services .............................          34          42
     Business development ..............................          27          29
     Depreciation and amortization .....................          24          27
     Other .............................................          24          23
                                                              ------      ------
          Total non-interest expenses ..................         662         637
                                                              ------      ------
Income before taxes ....................................         159          70
      Provision for income taxes .......................          55          25
                                                              ------      ------
Net income .............................................      $  104      $   45
                                                              ======      ======
Net income applicable to common stock ..................      $   93      $   34
                                                              ======      ======

Average common and common equivalent
   shares outstanding ..................................       116.9       110.2
                                                              ======      ======
Earnings per common share ..............................      $ 0.79      $ 0.31
                                                              ======      ======


                       See notes to consolidated financial statements.



                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                                   (Unaudited)
                                  (In millions)

                                     ASSETS

                                                                                                       February 29,     November 30,
                                                                                                           1996               1995

Cash and cash equivalents ................................................................             $    956             $    874

Cash and securities segregated and on deposit
  for regulatory and other purposes ......................................................                1,257                  945

Securities and other financial instruments owned:
   Governments and agencies ..............................................................               27,806               22,849
   Corporate obligations and other contractual commitments ...............................               11,770               11,415
   Corporate stocks and options ..........................................................                9,614                7,143
   Mortgages and mortgage-backed .........................................................                7,527                6,847
   Certificates of deposit and other money market instruments ............................                1,970                3,068
                                                                                                       --------             --------
                                                                                                         58,687               51,322
                                                                                                       --------             --------
Collateralized short-term agreements:
   Securities purchased under agreements to resell .......................................               44,094               36,234
   Securities borrowed ...................................................................               12,159               16,290

Receivables:
   Brokers, dealers and clearing organizations ...........................................                4,095                2,845
   Customers .............................................................................                4,663                3,891
   Others ................................................................................                1,349                1,434

Property, equipment and leasehold improvements
  (net of accumulated depreciation and amortization
  of $605 in 1996 and $585 in 1995) ......................................................                  478                  495

Deferred expenses and other assets .......................................................                  786                  793

Excess of cost over fair value of net assets
  acquired (net of accumulated amortization
  of $97 in 1996 and $95 in 1995) ........................................................                  178                  180
                                                                                                       --------             --------
       Total assets ......................................................................             $128,702             $115,303
                                                                                                       ========             ========

                See notes to consolidated financial statements.



                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
            CONSOLIDATED STATEMENT OF FINANCIAL CONDITION (Continued)
                                   (Unaudited)
                        (In millions, except share data)
                                                                                                      February 29,     November 30,
                                                                                                         1996               1995

LIABILITIES AND STOCKHOLDERS' EQUITY
Commercial paper and short-term debt .........................................................         $   6,996          $   6,235
Securities and other financial instruments sold but not yet purchased:
   Governments and agencies ..................................................................            15,306             11,665
   Corporate stocks and options ..............................................................             5,263              4,393
   Corporate obligations and other contractual commitments ...................................             2,916              3,796
                                                                                                       ---------          ---------
                                                                                                          23,485             19,854
                                                                                                       ---------          ---------
Collateralized short-term financings:
   Securities sold under agreements to repurchase ............................................            65,627             59,035
   Securities loaned .........................................................................             3,872              1,966
Payables:
   Brokers, dealers and clearing organizations ...............................................               917              2,513
   Customers .................................................................................             8,525              6,311
Accrued liabilities and other payables .......................................................             2,286              2,926
Long-term debt:
   Senior notes ..............................................................................            10,805             10,505
   Subordinated indebtedness .................................................................             2,666              2,260
                                                                                                       ---------          ---------
           Total liabilities .................................................................           125,179            111,605
                                                                                                       ---------          ---------
Commitments and contingencies

STOCKHOLDERS' EQUITY
   Preferred stock, $1 par value; 38,000,000 shares authorized:
       5% Cumulative Convertible Voting, Series A, 13,000,000 shares authorized, issued and outstanding; $39.10 liquidation preference
          per share ..........................................................................               508                508
       8.44% Cumulative Voting, 8,000,000 shares issued and outstanding;
          $25.00 liquidation preference per share ............................................               200
       Redeemable Voting, 1,000 shares issued and outstanding;
          $1.00 liquidation preference per share
   Common Stock, $.10 par value; 300,000,000 shares authorized;
       shares issued: 105,896,516 in 1996 and 105,684,565 in 1995;
       shares outstanding: 102,443,232 in 1996 and 104,565,875 in 1995 .......................                11                 11
   Common Stock issuable .....................................................................               208                211
   Additional paid-in capital ................................................................             3,176              3,172
   Foreign currency translation adjustment ...................................................                 3                  9
   Accumulated deficit .......................................................................              (310)              (397)
   Common Stock in treasury at cost: 3,453,284 shares in 1996
       and 1,118,690 shares in 1995 ..........................................................               (73)               (16)
                                                                                                       ---------          ---------
            Total stockholders' equity .......................................................             3,523              3,698
                                                                                                       ---------          ---------
            Total liabilities and stockholders' equity .......................................         $ 128,702          $ 115,303
                                                                                                       =========          =========


                See notes to consolidated financial statements.



                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                  (In millions)

                                                                                                              Three months ended
                                                                                                         February 29,   February 28,

                                                                                                             1996          1995
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ...........................................................................................       $   104        $    45
Adjustments to reconcile net income to net cash (used in)
  provided by operating activities:
  Depreciation and amortization ......................................................................            24             27
  Provisions for losses and other reserves ...........................................................            10              6
  Other adjustments ..................................................................................             9             13
Net change in:
  Cash and securities segregated .....................................................................          (312)           163
  Receivables from brokers, dealers and clearing organizations .......................................        (1,250)           (50)
  Receivables from customers .........................................................................          (772)        (1,776)
  Securities purchased under agreements to resell ....................................................        (7,860)        (4,557)
  Securities borrowed ................................................................................         4,131         (8,992)
  Securities and other financial instruments owned ...................................................        (7,365)        (2,649)
  Payables to brokers, dealers and clearing organizations ............................................        (1,596)           901
  Payables to customers ..............................................................................         2,214          3,184
  Accrued liabilities and other payables .............................................................          (650)          (336)
  Securities sold under agreements to repurchase .....................................................         6,592          8,830
  Securities loaned ..................................................................................         1,906          3,687
  Securities and other financial instruments sold but
     not yet purchased ...............................................................................         3,631          1,019
  Other operating assets and liabilities, net ........................................................            75            812
                                                                                                             -------        -------

          Net cash (used in) provided by operating activities ........................................       $(1,109)       $   327


                See notes to consolidated financial statements.



                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS--(Continued)
                                   (Unaudited)
                                  (In millions)
                                                                                                             Three months ended
                                                                                                    February 29,        February 28,
                                                                                                         1996                1995


CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of senior notes .................................................              $   693               $ 1,416
Principal payments of senior notes .....................................................                 (385)               (1,441)
Proceeds from issuance of subordinated indebtedness ....................................                  400                     6
Principal payments of subordinated indebtedness ........................................                 (213)
Proceeds from commercial paper and short-term debt .....................................                  765                   256
Payment for repurchase of preferred stock ..............................................                 (200)
Payments for treasury stock purchases ..................................................                  (57)
Dividends paid .........................................................................                  (21)                  (12)
                                                                                                      -------               -------
            Net cash provided by financing activities ..................................                1,195                    12
                                                                                                      -------               -------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, equipment and leasehold improvements .............................                   (4)                  (20)
                                                                                                      -------               -------
           Net cash used in investing activities .......................................                   (4)                  (20)
                                                                                                      -------               -------
            Net change in cash and cash equivalents ....................................                   82                   319
                                                                                                      -------               -------
Cash and cash equivalents, beginning of period .........................................                  874                   964
                                                                                                      -------               -------
            Cash and cash equivalents, end of period ...................................              $   956               $ 1,283
                                                                                                      =======               =======


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (in millions)

         Interest  paid  totaled  $3,158 and $2,395 for the three  months  ended
February  29,  1996  and  for  the  three   months  ended   February  28,  1995,
respectively.  Income  taxes paid  totaled $22 and $5 for the three months ended
February  29,  1996  and  for  the  three   months  ended   February  28,  1995,
respectively.



                See notes to consolidated financial statements.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS





1.  Basis of Presentation:

         The consolidated financial statements include the accounts of Lehman Brothers Holdings Inc. ("Holdings") and subsidiaries (collectively, the "Company" or "Lehman Brothers"). Lehman Brothers is one of the leading global investment banks serving institutional, corporate, government and high-net-worth individual clients and customers. The Company's worldwide headquarters in New York and regional headquarters in London and Tokyo are complemented by offices in additional locations in North America, Europe, the Middle East, Latin and South America and the Asia Pacific region. The Company is engaged primarily in providing financial services. The principal U.S. subsidiary of Holdings is Lehman Brothers Inc. ("LBI"), a registered broker-dealer. All material intercompany accounts and transactions have been eliminated in consolidation. The Company's financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC") with respect to the Form 10-Q and reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Pursuant to such rules and regulations, certain footnote disclosures which are normally required under generally accepted accounting principles have been omitted. The Consolidated Statement of Financial Condition at November 30, 1995 was derived from the audited financial statements. It is recommended that these financial statements be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the twelve months ended November 30, 1995.

         The nature of the Company's business is such that the results of any interim period may vary significantly from quarter to quarter and may not be indicative of the results to be expected for the fiscal year. Certain prior period amounts reflect reclassifications to conform to the current period's presentation.

2.  Long-Term Debt:

         During the three months ended February 29, 1996, the Company issued $1,093 million of long-term debt (comprised of $693 million of senior notes and $400 million of subordinated debt). Of the total issuances for the first quarter of 1996, $420 million were U.S. dollar fixed rate, $416 million were U.S. dollar floating rate and $257 million were foreign currency denominated. The U.S. dollar fixed rate issuances included $200 million 8.30% Quarterly Income Capital Securities ("Series A QUICS"), which were issued to fund the repurchase of the $200 million 8.44% cumulative preferred stock from American Express. The remaining issuances were primarily utilized to refinance maturing long-term debt.

         The Series A QUICS, issued on February 15, 1996 mature in 2035 and are subject to early redemption by the Company on or after March 31, 2001. The Company retains the right to defer interest payments on the Series A QUICS on one or more occasions for a period of up to twenty consecutive quarters. Interest payments may not be deferred beyond the maturity of the Series A QUICS. The Series A QUICS are subordinated to all senior and subordinated debt of the Company.

         The Company's floating rate new issuances contain contractual interest rates based primarily on Prime and London Interbank Offered Rates ("LIBOR"). All of the Company's U.S. dollar fixed rate new issuances, including the Series A QUICS, were effectively converted to floating rate obligations through the use of interest rate swaps. In addition, all of the Company's foreign currency denominated new issuances were effectively converted to U.S. dollar obligations with floating interest rates based primarily on LIBOR through the use of currency swaps.

         The Company had approximately $385 million of long-term debt mature during the three months ended February 29, 1996.

3.  Capital Requirements:

         As a registered broker-dealer, LBI is subject to SEC Rule 15c3-1, the Net Capital Rule, which requires LBI to maintain net capital of not less than the greater of 2% of aggregate debit items arising from customer transactions, as defined, or 4% of funds required to be segregated for customers' regulated commodity accounts, as defined. At February 29, 1996, LBI's regulatory net capital, as defined, of $1,452 million exceeded the minimum requirement by $1,318 million.

         Lehman Brothers International (Europe) ("LBIE"), Lehman Brothers Japan Inc. ("LBJ") and other of Holdings' subsidiaries are subject to various securities, commodities and banking regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. At February 29, 1996, LBIE, LBJ and the other subsidiaries were in compliance with the applicable local capital adequacy requirements. The Company's triple-A rated derivatives subsidiary, Lehman Brothers Financial Products Inc., has established certain capital and operating restrictions which are reviewed by various rating agencies.

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

         As a leading global investment bank, risk is an inherent part of all of the Company's businesses and activities. The extent to which the Company properly and effectively identifies, assesses, monitors and manages each of the various types of risks involved in its trading (including derivatives), brokerage, and investment banking activities is critical to the success and profitability of the Company. The principal types of risks involved in the Company's activities are market risk, credit or counterparty risk, and transaction risk. Management has developed a control infrastructure to monitor and manage each type of risk on a global basis throughout the Company. For further discussion of these matters, refer to Notes 16 and 18 of the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the twelve months ended November 30, 1995.

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

         The favorable market environment experienced during the second half of 1995 continued into 1996. The U.S. bond market continued to rally as expectations for additional easing by the U.S. Federal Reserve Bank and the possibility of a deficit reduction package positively impacted the industry as a whole. Internationally, weakness in the major European economies produced a round of interest rate cuts from a number of central banks in an effort to promote stronger economic growth. These actions led to more positive market conditions in Europe. The favorable worldwide trend in interest rates also supported strong performance in global equity markets. All of these factors led to continued strength in debt and equity underwriting volumes.

         By mid February, 1996, investor concerns about stronger economic data, raising the possibility of no further interest rate reductions by the U.S. Federal Reserve Bank, caused a significant correction in the U.S. fixed income market and a general increase in interest rates. This change in market conditions led to a decrease in debt underwriting volumes and more volatile market conditions. The U.S. equity market continued to exhibit strength on the basis of positive economic growth. Merger and acquisition activity continued at record levels due to industry and cross-border consolidation.

Note: Except for the historical information contained herein, this Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that discuss the risks and uncertainties involved in the Company's business.

Results of Operations
For the Three Months Ended February 29, 1996 and February 28, 1995

         The Company reported net income of $104 million for the first quarter ended February 29, 1996 representing an increase of 131% from net income of $45 million for the first quarter ended February 28, 1995. Earnings per common share increased to $0.79 for the first quarter of 1996 from $0.31 per common share for the first quarter of 1995. The improved results for 1996 reflect stronger earnings and enhanced margins which resulted from the fourth consecutive quarter of both higher revenues and reduced nonpersonnel expenses, amid a period of generally improved market conditions.

         Net revenues increased to $821 million for the first quarter of 1996 from $707 million for the first quarter of 1995 and $755 million for the fourth quarter of 1995, excluding the special revenue item of $129 million from the sale of the Company's investment in Omnitel Sistemi Radiocellullari Italiani S.p.A. ("Omnitel"). The increase in net revenues reflected continued strengthening in a number of fixed income and equity areas throughout the Company. Investment banking revenues for 1996 were well above the first quarter of 1995 but were somewhat below the fourth quarter of 1995 due in large part to the timing of certain corporate finance advisory fees.

         Compensation and benefits expense as a percentage of net revenues was 50.7% for the fourth successive quarter down from 50.9% for the first quarter of 1995. Nonpersonnel expenses declined for the seventh consecutive quarter to $246 million for the first quarter of 1996 from $277 million for the first quarter of 1995. The increase in net revenues and the corresponding reduction in nonpersonnel expenses led to an improvement in the Company's pretax operating margin to 19.2% in the first quarter of 1996 from 9.9% for the first quarter of 1995.

         The Company, through its subsidiaries, is a market-maker in all major equity and fixed income products in both the domestic and international markets. As part of its market-making activities, the Company maintains inventory positions of varying amounts across a broad range of financial instruments which are marked-to-market on a daily basis and along with the Company's proprietary trading positions, give rise to principal transactions revenues. The Company utilizes various hedging strategies to minimize its exposure to significant movements in interest and foreign exchange rates and the equity markets.

         Net revenues from the Company's market-making and trading activities in fixed income and equity products are recognized as either principal transactions or net interest revenues depending upon the method of financing and/or hedging related to specific inventory positions. The Company evaluates its trading strategies on an overall profitability basis which includes both principal transactions revenues and net interest. Therefore, changes in net interest should not be viewed in isolation but should be viewed in conjunction with revenues from principal transactions. Net interest revenues were $91 million for the first quarter of 1996 compared to $96 million for the first quarter of 1995. This decrease was due to changes in the mix of the Company's assets partially offset by an increase in the volume of fixed income matched book transactions.

         The following table of net revenues by business unit and the accompanying discussion have been prepared in order to present the Company's net revenues in a format that reflects the manner in which the Company manages its businesses. For internal management purposes, the Company has been segregated into five major business units: Fixed Income, Equity, Corporate Finance Advisory, Merchant Banking and Asset Management. Each business unit represents a grouping of financial activities and products with similar characteristics. These business activities result in revenues that are recognized in multiple revenue categories contained in the Company's Consolidated Statement of Operations. Net revenues by business unit contain certain internal allocations, including funding costs, which are centrally managed.

Three Months Ended February 29, 1996

                                                             Principal
                                                          Transactions and                    Investment
                                                           Net Interest        Commissions      Banking         Other         Total
                                                                                                                               -----
Fixed Income ......................................           $ 441            $  18           $  73           $   3           $ 535
Equity ............................................              64               72              54               2             192
Corporate Finance Advisory ........................              50               50
Merchant Banking ..................................              (3)              34              31
Asset Management ..................................               2                6               5              13
                                                                                                                               -----
                                                              $ 504            $  96           $ 211           $  10           $ 821
                                                                                                                               -----


Three Months Ended February 28, 1995

                                                             Principal
                                                          Transactions and                      Investment
                                                             Net Interest    Commissions         Banking         Other         Total
                                                                                                                               -----
Fixed Income ......................................           $ 391            $  24           $  28           $   2           $ 445
Equity ............................................              76               75              22               1             174
Corporate Finance Advisory ........................              48               48
Merchant Banking ..................................              (8)              39              31
Asset Management ..................................              (4)               6               7               9
                                                                                                                               -----
                                                              $ 455            $ 105           $ 137           $  10           $ 707
                                                                                                                               -----

         Fixed Income. The Company's fixed income net revenues reflect customer flow activities (both institutional and high-net-worth retail), secondary trading, debt underwriting, syndicate and financing activities related to fixed income products. Fixed income products include dollar- and non-dollar government securities, mortgage- and asset-backed securities, money market products, dollar- and non-dollar corporate debt securities, emerging market securities, municipal  securities,  financing  (global  access  to  debt  financing  sources including repurchase and reverse repurchase agreements), foreign exchange, commodities and fixed income derivative products. Fixed income net revenues increased 20% to $535 million for the first quarter of 1996 from $445 million for the first quarter of 1995. Reduced levels of interest rates in Europe and the strength of the U.S. dollar versus the Japanese yen led to improved customer flow and secondary trading results across most fixed income products, including fixed income swaps, mortgages and high grade and high yield corporate bonds. Investment banking revenues, as a component of fixed income revenues, increased to $73 million for 1996 from $28 million for 1995 due to a strengthening in origination volumes and an improved mix of underwriting revenues.
         Equity.  Equity net revenues  reflect  customer flow  activities  (both institutional and high-net-worth retail), secondary trading, equity underwriting, equity finance, equity derivatives and arbitrage activities. The Company's equity net revenues increased 10% to $192 million for 1996 from $174 for 1995 primarily due to improved customer flow trading activities including the equity derivatives and NASDAQ businesses. Investment banking revenues, as a component of equity revenues, increased to $54 million for 1996 from $22 million for 1995 due to a strengthening in origination volumes and an improved mix of underwriting revenues.

         Corporate Finance Advisory. Corporate finance advisory net revenues, classified in the Consolidated Statement of Operations as a component of investment banking revenues, result primarily from fees earned by the Company in its role as strategic advisor to its clients. This role primarily consists of advising clients on mergers and acquisitions, divestitures, leveraged buyouts, financial restructuring, and a variety of cross-border transactions. The net revenues for corporate finance advisory were $50 million in 1996 and $48 million in 1995. The first quarter 1996 results, however, were below the fourth quarter 1995 results due primarily to the timing of certain merger and acquisition fees.

         Merchant Banking. The Company is the fund manager for six merchant banking partnerships, including three institutional funds and three employee investment vehicles. In December 1995, the Company established the third of its employee investment vehicles, Capital Partners III. Current merchant banking investments held by the partnerships include both publicly traded and privately held companies diversified on a geographic and industry basis. At February 29, 1996 the Company's investment in such merchant banking partnerships, for which the Company acts as a general partner, was $290 million. At February 29, 1996 the Company had commitments to fund up to $200 million in Capital Partners III. There are no remaining commitments to the remaining five partnerships.

         Merchant banking net revenues primarily represent the Company's proportionate share of net realized and net unrealized gains and losses from the sale and revaluation of investments held by the partnerships. Such amounts are classified in the Consolidated Statement of Operations as a component of investment banking revenues. Merchant banking net revenues also reflect the related net interest expense relating to the financing of the Company's investment in the partnerships. Merchant banking revenues for the first quarter of 1996, net of financing costs, were unchanged when compared to the prior year period.

         Asset Management. Revenues from asset management activities increased to $13 million for 1996 from $9 million for 1995. These revenues primarily consist of fees from the management of various funds, commissions from the sale of funds to customers and fees from the management of certain accounts for institutions and high-net-worth individuals.

         Non-Interest Expenses. Non-interest expenses were $662 million for the first quarter of 1996 and $637 million for the first quarter of 1995. Compensation and benefits expense as a percentage of net revenues was 50.7% for the fourth successive quarter down from 50.9% for the first quarter of 1995. Compensation and benefits expense increased to $416 million in 1996 from $360 million in 1995. Nonpersonnel expenses declined for the seventh consecutive quarter to $246 million for the first quarter of 1996 from $277 million for the first quarter of 1995 and $254 million for the fourth quarter of 1995.
         The $300 million cost reduction program originally announced at year-end 1994 was completed by year-end 1995. As a result, the Company's expense base has been permanently lowered. The Company plans to continue its focus on nonpersonnel costs, with the goal of achieving further annual cost savings in excess of $50 million by the end of 1996. During the first quarter of 1996, additional annualized cost savings were $31 million relative to the fourth quarter 1995 run rate.

         Income Taxes. The Company's income tax provision was $55 million for the first quarter of 1996 as compared to $25 million for the first quarter of 1995. The effective tax rate was 34% for the first quarter of 1996 and 36% for the first quarter of 1995. The 1996 effective tax rate is lower than that of 1995 primarily due to a reduction in state and local taxes and continued benefits from the restructuring of certain legal entities in 1995.

Liquidity and Capital Resources


The Company's total assets increased to $128.7 billion at February 29, 1996 from $115.3 billion at November 30, 1995. The increase in total assets is primarily attributable to an increase in securities purchased under agreements to resell (reverse repos) and government and agency inventory positions.

The Company's balance sheet is highly liquid and consists primarily of cash and cash equivalents, securities and other financial instruments owned which are marked-to-market daily and collateralized short-term financing agreements which arise primarily from the Company's customer flow securities transactions. As the Company's primary activities are based on customer flow transactions, the Company experiences a rapid asset turnover rate. In addition, the highly liquid nature of these assets provides the Company with flexibility in financing and managing its business. The overall size of the Company's total assets and liabilities fluctuates from time to time and at specific points in time (such as calendar quarter ends) may be higher than fiscal quarter ends.

Balance sheet leverage ratios are one methodology to evaluate the financial risk inherent in the balance sheet. The Company evaluates this risk by monitoring its adjusted leverage, defined as total assets less the lower of securities purchased under agreements to resell or securities sold under agreements to repurchase, which represent short-term collateralized transactions with high quality assets, divided by stockholders' equity. At February 29, 1996, and November 30, 1995, the Company's adjusted leverage ratios were 24.0x and 21.4x, respectively, which are in line with the period end leverage ratios of the Company's peer group of competitor firms.

Funding and Capital Policies

The Company's Global Asset and Liability Committee ("ALCO"), which includes senior officers from key areas of the Company, is responsible for establishing and managing the funding and liquidity policies of the Company. This includes recommendations for balance sheet size as well as the allocation of balance sheet to product areas as determined by internal profitability models and return on equity targets. In addition, in coordination with the Regional Asset and Liability Committees, ALCO works to ensure coordination of global funding efforts. The Regional Asset and Liability Committees are aligned with the Company's geographic funding centers and are responsible for implementing funding strategies consistent with the direction set by ALCO and to monitor and manage liquidity for the each region. The primary goal of the Company's funding principles as set by ALCO are to provide sufficient liquidity and availability of funding sources throughout all market environments.

As a policy, the Company attempts to maintain sufficient capital and funding to finance itself on a fully secured basis, through its liquidity contingency plan. This liquidity contingency plan meets the Company's funding requirements through a combination of collateralized short-term financings and short-term secured debt, as well as Total Capital, defined as long-term debt, including both senior notes and subordinated indebtedness, plus stockholders' equity. To achieve this objective, the Company's liquidity policies include maintaining sufficient excess unencumbered securities to use as collateral to obtain secured financing, if necessary, to meet maturities of short-term unsecured liabilities as well as current maturities of long-term debt. Also, the Company maintains a sufficient amount of Total Capital to enable the Company to fund those assets which are less liquid.

The Company's liquidity contingency plans are continually reviewed and updated as the Company's asset/liability mix and liquidity requirements change. Additionally, the Company periodically tests its secured and unsecured credit facilities to insure availability and operational readiness. The Company's liquidity and Total Capital policies are designed to ensure that the Company can meet its funding needs over a wide range of economic, credit and market environments. The Company met all liquidity and Total Capital policy requirements at February 29, 1996.

Short-Term Funding

Each  business  is  required  to fund  its  products  primarily  through  global collateralized financings. There are two principal business areas which are responsible for these efforts, Lehman Brothers' Fixed Income Financing ("Financing") and Equity Finance. Financing works in conjunction with the institutional fixed income sales and trading professionals to provide financing to customers and the Company through the repurchase markets. Equity Finance provides a similar function in the equity markets typically through securities loaned/securities borrowed transactions. The ability of the Company to leverage its global market expertise and the distribution capabilities are key to a successful financing effort. The amount of the Company's collateralized borrowing activities will vary reflecting changes in the mix and overall levels of securities and other financial instruments owned and global market conditions. However, at all times, the majority of the Company's assets are funded with collateralized borrowing sources.

The Company's treasury area works closely with Financing and Equity Finance to develop funding plans to support the business areas, as well as to execute daily funding activities. On a daily basis, treasury is responsible for meeting any funding needs not met through Financing and Equity Finance. Treasury funding is managed globally through regional centers which have access to the capital markets though the issuance of commercial paper as well as bank lines of credit and other short- and long-term debt instruments.

At February 29, 1996 and at November 30, 1995, $93 billion and $81 billion respectively, of the Company's total balance sheet was financed using collateralized borrowing sources. The remainder of the financing for the balance sheet was comprised of commercial paper and short-term debt, payables and Total Capital. As of February 29, 1996 and November 30, 1995, commercial paper and short-term debt were $7.0 billion and $6.2 billion respectively. Of these amounts, commercial paper outstanding at February 29, 1996 was $2.7 billion with an average maturity of 51 days, compared to $1.4 billion with an average maturity of 78 days at November 30, 1995.

At February 29, 1996, Holdings maintained a Revolving Credit Agreement with a group of banks. Under the terms of the credit agreement, the banks have committed to provide up to $2 billion. The credit agreement contains restrictive covenants which require, among other things that the Company maintain specified levels of consolidated stockholders' equity and tangible net worth, as defined. The Company has been in compliance with these terms at all times. There were no borrowings outstanding under this agreement as of February 29, 1996.

In addition, the Company maintained a $1 billion Secured Revolving Credit Facility (the "Facility") for Lehman Brothers International (Europe) ("LBIE"), the Company's major operating entity in Europe. Under the terms of this committed facility, the bank group has committed to provide up to $1 billion on a secured basis with a variety of financial instruments as collateral. The bank group has further committed to provide loans under the Facility for up to 6 months beyond the Facility maturity date. The loans provided by the bank group are available in several currencies including U.S. Dollar, British pound sterling, Deutsche mark, ECU, French franc, and Italian lira, as well as many other currencies as required. There were no borrowings outstanding under this Facility as of February 29, 1996. However, the Company anticipates utilizing this Facility for general corporate purposes from time to time.

In addition, the Company maintains uncommitted lines of credit with a broad range of banks and financial institutions from which it draws funds in a variety of currencies. Uncommitted lines consist of facilities that the Company has been advised are available but for which no contractual lending obligation exists.

Total Capital

Long-term assets are financed with Total Capital. The Company maintains Total Capital in excess of its long-term assets to provide additional liquidity, which the Company uses to meet its short-term funding requirements and to reduce its reliance on commercial paper and short-term debt.

At February 29, 1996 and November 30, 1995, Total Capital consisted of the following:

                                                        February 29,November 30,
Long-term debt:                                             1996        1995

     Senior notes ..............................         $10,805         $10,505
     Subordinated indebtedness .................           2,666           2,260
                                                         -------         -------
                                                          13,471          12,765
                                                         -------         -------
Stockholders' equity:
     Preferred equity ..........................             508             708
     Common equity .............................           3,015           2,990
                                                         -------         -------
                                                           3,523           3,698
                                                         -------         -------
Total Capital ..................................         $16,994         $16,463
                                                         =======         =======

During the three months ended February 29, 1996, the Company issued $1.1 billion in long term-debt, which was $708 million in excess of its maturing debt. As part of these issuances, the Company issued $200 million of Quarterly Income Capital Securities ("Series A QUICS"). Excluding the Series A QUICS, these issuances were primarily utilized to refinance current and prefund expected maturities of long-term debt in 1996.

The Series A QUICS are subordinated to all senior and subordinated debt of the Company. The Company repurchased the $200 million 8.44% Cumulative Preferred stock owned by American Express ("Cumulative Preferred Stock") with the proceeds from the Series A QUICS. The repurchase of the preferred stock included a premium of $2 million over the par value. In future periods, preferred dividends will decrease by $16.9 million on an annual basis, with net income available to common stockholders' and cash flow increasing by approximately $7 million on an annual basis, assuming a 40% effective tax rate for interest paid on the Series A QUICS. Net income available to common stockholders' decreased by approximately $1.7 million in the first quarter of 1996 due to the premium paid on the repurchase of the preferred stock net of the partial period savings realized on the issuance of the Series A QUICS. Because of the repayment of the Cumulative Preferred Stock, in the quarter ended February 29, 1996, total stockholders' equity decreased by $200 million; however, with the issuance of the Series A QUICS, Total Capital remained unchanged.

At February 29, 1996, the Company had approximately $6.7 billion available for issuance of debt securities under various shelf registrations and debt programs.

Preferred stockholders' equity decreased to $508 million at February 29, 1996 from $708 million at November 30, 1995 due to the repayment of the Cumulative Preferred Stock. Common stockholders' equity increased to $3,015 million at February 29, 1996 from $2,990 million at November 30, 1995 due to the retention of earnings partially offset by the repurchase of approximately 2.2 million shares of treasury stock and the payment of dividends.

Dependence on Credit Ratings

The Company, like other companies in the securities industry, relies on external sources to finance a significant portion of its day-to-day operations. Access to global capital markets for short-term financing, such as commercial paper and short-term debt, senior notes and subordinated indebtedness are dependent on the Company's short- and long-term debt ratings. The current short- and long-term senior debt ratings of Holdings and the current short- and long-term senior and subordinated ratings of the Company's principal subsidiary, Lehman Brothers Inc. ("LBI") are as follows:

                                      Holdings          LBI
                                Short-term  Long-term   Short-term   Long-term**
Duff & Phelps Credit Rating Co.   D-1          A          D-1          A/A-
Fitch Investors Service Inc.      F-1          A          F-1          A/A-
IBCA .............................A1           A-         A1           A/A-
Moody's ..........................P2           Baa1       P2           A3*/Baa1
S&P + ............................A-1          A          A-1          A+*/A
Thomson BankWatch ................TBW-1        A-         TBW-1        A/A-

  * Provisional ratings on shelf registration
** Senior/subordinated
+  Long term ratings outlook revised to negative on September 21, 1994

Specific Business Activities and Transactions

         The  following  sections  include   information  on  specific  business
activities of the Company which affect overall liquidity and capital resources:

         High Yield Securities. The Company underwrites, trades, invests and makes markets in high yield corporate debt securities. The Company also syndicates, trades and invests in loans to below investment grade companies. For purposes of this discussion, high yield debt securities are defined as securities or loans to companies rated as BB+ or lower, or equivalent ratings by recognized credit rating agencies, as well as non-rated securities or loans which, in the opinion of management, are non-investment grade. Non-investment grade securities generally involve greater risks than investment grade securities due to the issuer's creditworthiness and the liquidity of the market for such securities. In addition, these issuers have higher levels of indebtedness, resulting in an increased sensitivity to adverse economic conditions. The Company recognizes these risks and aims to reduce market and credit risk through the diversification of its products and counterparties. High yield debt securities are carried at market value and unrealized gains or losses for these securities are reflected in the Company's consolidated statement of operations. The Company's portfolio of such securities at February 29, 1996 and November 30, 1995 included long positions with an aggregate market value of approximately $1.4 billion and $1.2 billion, respectively, and short positions with an aggregate market value of approximately $122 million and $172 million, respectively. The portfolio may from time to time contain concentrated holdings of selected issues. The Company's largest high yield position was $73 million at February 29, 1996 and November 30, 1995.

         Westinghouse. In May 1993, the Company and Westinghouse Electric Corporation ("Westinghouse") entered into a partnership to facilitate the disposition of Westinghouse's commercial real estate portfolio, valued at approximately $1.1 billion, to be accomplished substantially through securitizations, asset sales and mortgage remittances. The Company's original investment in the partnership was approximately $136 million. The Company also advanced approximately $750 million of financing to the partnership in 1993, which has subsequently been repaid in its entirety from proceeds related to the disposition of the real estate assets. In August 1995, the Company agreed to purchase the partnership interests owned by Westinghouse. The Company also entered into an agreement to sell a portion of its partnership interests to an affiliate of Lennar Inc., a third party mortgage servicer, so that the Company and Lennar Inc. would own 75% and 25%, respectively, of the partnership. The Company's net investment in the partnership at February 29, 1996 is $120 million. As a result of its increased ownership percentage, the Company's consolidated financial statements at February 29, 1996 include the accounts of the partnership. The partnership expects to substantially liquidate the remaining real estate assets by the end of 1996.

         Non-core Activities and Investments. In March 1990, the Company discontinued the origination of partnerships (the assets of which are primarily real estate) and investments in real estate. Currently, the Company acts as a general partner for approximately $4 billion of partnership investment capital and manages the remaining real estate investment portfolio. At February 29, 1996, the Company had $17 million of investments in these real estate activities, as well as $107 million of commitments and contingent liabilities under guarantees and credit enhancements, both net of applicable reserves. In certain circumstances, the Company provides financial and other support and assistance to such investments to maintain investment values. There is no contractual requirement that the Company continue to provide this support.

         The Company also has equity, partnership and debt investments made in previous years that are unrelated to its ongoing businesses. These investments are awaiting disposition or the occurrence of certain events which will ultimately lead to their liquidation. The Company carries these equity, partnership and debt investments, at their estimated net realizable value, which approximates $85 million at February 29, 1996.

         Non-core activities and investments have declined 11% since November 30, 1995. Management's intention with regard to noncore assets is the prudent liquidation of these investments as and when possible.

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

Macmillan, Inc. v. Bishopsgate Investment Trust, Shearson Lehman Brothers Holdings Plc. et al. (Reported in Holdings' Annual Report on Form 10-K)

         The House of Lords has denied Macmillan's request for leave to appeal.

Sinochem (USA) Inc. v. Lehman Brothers Inc. et al. (Reported in Holdings' Annual Report on Form 10-K)

         Prior to the filing of defendants' answer and counterclaims, the parties settled this dispute. The case has been dismissed.

Leetate Smith. et al. v. Merrill Lynch . et al. (Reported in Holdings' Annual Report on Form 10-K)

         On September 28, 1995, a class action complaint was filed in the Superior Court for the State of California in Orange County (the "State Court Complaint"). The State Court Complaint was brought purportedly on behalf of the same class as the complaint filed in the federal court and asserts the same claims, except that it does not include a claim under Section 10(b) of the Exchange Act of 1934. Certain of the defendants, including LBI, (the "Settling Defendants") have reached separate agreements in principle to settle all claims, which will be subject to court approval; and the parties are documenting those settlements. Plaintiffs have agreed to adjourn the Settling Defendants time to answer or respond to the State Court Complaint indefinitely. The plaintiffs have subsequently voluntarily dismissed the action in federal court.

Actions Relating to First Capital Holdings Inc. (Reported in Holdings' Annual Report on Form 10-K)

         American Express Shareholder Action and American Express Derivative Action. On March 14, 1996, the parties in the executed a Stipulation of Settlement to resolve both cases. On March 16, the plaintiffs proceeded to obtain court approval of that settlement by filing with the court a motion for an order preliminarily approving the settlement, which will be heard on April 15.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES

                           PART II - OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS (Continued)

Easton & Co. v. Mutual Benefit Life Insurance Co., et al.; Easton & Co. v. Lehman Brothers Inc. (Reported in Holdings' Annual Report on Form 10-K)

         On or about March 1, 1996, LBI entered into a Stipulation of Settlement covering both Easton I and Easton II. The settlement is subject to approval by the N.J. District Court. In connection with the settlement, the class in Easton II is to be expanded to include purchasers of one of the fixed-rate bond issues (the "Banyan Bay" bonds), who purchased their bonds between March 28, 1991 and April 18, 1991, and who still held those bonds as of July 16, 1991.

Warren D. Chisum, et al. v. Lehman Brothers Inc. et al.

         On February 28, 1994 a purported class action was filed in the United States District Court for the Northern District of Texas. An amended complaint was filed on December 15, 1994. The amended complaint names LBI and two former EFH employees as defendants. The complaint alleges that defendants violated
Section 10(b) of the Exchange Act and RICO, breached their fiduciary duties and the limited partners' contract and committed fraud in connection with the origination, sale and operation of nine EFH net lease real estate limited partnerships. Plaintiffs seek: (i) to certify a class of all persons who purchased limited partnership interests in the nine partnerships at issue, (ii) unspecified damages, plus interest or rescission, (iii) treble damages, (iv) punitive damages and (v) accounting and attorneys' fees. On April 2, 1996 the Court filed an opinion and order certifying the litigation as a class action, consisting of all persons who purchased interests in the nine EFH net lease limited partnerships.

Actions Relating to the Sales and Marketing of Limited Partnerships

         Subsequent to a January 26, 1996 article in the Wall Street Journal entitled "SEC, Brokers Study Pact on Partnerships," various putative class actions were filed in different state courts relating to the sales and marketing of limited partnerships by E.F. Hutton & Co. and Shearson and their affiliates during the 1980's.

         Under the terms of an agreement between American Express and Holdings, American Express has agreed to indemnify Holdings for liabilities which it may incur in connection with any action relating to any business conducted by The Balcor Company, a former Lehman Brothers subsidiary ("Balcor") in which Holdings is named as a parent company or control person of Balcor. Holdings believes that some of the allegations in certain of the actions described below are covered by this indemnity.

         Nancy Sword, et al. v. Lehman Brothers Holdings, Inc., et al. On February 6, 1996, a purported class action apparently asserted on behalf of all persons (with certain exceptions) who invested in various limited partnerships, was filed in the Circuit Court for the City of Baltimore, Maryland. The complaint names Holdings, E.F. Hutton & Company, Inc. and two limited partnerships as defendants. The complaint alleges claims for fraud, negligent misrepresentation, breach of fiduciary duty, unjust enrichment, conversion and an accounting based on purportedly false and misleading sales practices employed by the defendants to promote investments in the limited partnerships. On March 21, 1996, the defendants removed the action to the United States District

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES

                           PART II - OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS (Continued)

Court for the District of Maryland. The complaint seeks (i) class certification;
(ii) unspecified compensatory damages; (iii) punitive damages; (iv) disgorgement or restitution; and (v) attorneys' fees.

         Ronald Ressner, et al. v. Lehman Brothers Inc., et al. On March 7, 1996, a purported class action, asserted on behalf of all persons (with certain exceptions) who invested in limited partnerships sold by LBI or its predecessors between January 1, 1984 and the date of the complaint, was filed in the Court of Chancery for New Castle County, Delaware. The complaint names LBI and the general partners of certain limited partnerships as defendants. The complaint alleges that the defendants breached fiduciary duties by, among other things, using false and misleading sales practices to promote investments in limited partnerships. The complaint seeks (i) class certification; (ii) a declaration that defendants breached their fiduciary duties; (iii) other equitable relief; and (iv) attorneys' fees.

         Lawrence Green, et al. v. Lehman Brothers, Inc., et al. On March 29, 1996, a purported class action, asserted on behalf of all persons (with certain exceptions) who invested in limited partnerships organized and offered by LBI or its predecessors between January 1, 1982 and the date of the complaint, was filed in the Court of Chancery for New Castle County, Delaware. The complaint names LBI, American Express and the general partners of certain limited partnerships as defendants. The complaint alleges that the defendants breached fiduciary duties by, among other things, using false and misleading sales practices to promote investments in limited partnerships. The complaint seeks
(i) class certification; (ii) a declaration that defendants breached their fiduciary duties; (iii) other equitable relief; and (iv) attorneys' fees.

         Raymond Masri v. Lehman Brothers, Inc. et al. On or about February 28, 1996, a purported class action, asserted on behalf of all persons (with certain exceptions) who invested in limited partnerships organized and offered by LBI or its predecessors or certain affiliates between January 1981 and the date of the complaint, was filed in the Supreme Court of the State of New York, New York County. The complaint names LBI, Smith Barney Holdings Inc., twenty-six Balcor-originated limited partnerships and three Shearson-originated limited partnerships as defendants. The complaint alleges claims for fraud, negligent misrepresentation, breach of fiduciary duty and breach of the implied covenant of good faith and fair dealing under customer agreements and limited partnership agreements based on purportedly false and misleading sales practices employed by the defendants to promote investments in limited partnerships. The complaint seeks (i) class certification; (ii) unspecified compensatory damages; (iii) punitive damages; (iv) disgorgement or restitution; and (v) attorneys' fees.

EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits and reports on Form 8-K are filed as part of this Quarterly Report, or where indicated, were heretofore filed and are hereby incorporated by reference:

(a)      Exhibits:

  11. Computation of Per Share Earnings

  12. Computation in Support of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends

  27.  Financial Data Schedule


(b)      Reports on Form 8-K:

  1.    Form 8-K dated March 20, 1996, Items 5 and 7.








                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        LEHMAN BROTHERS HOLDINGS INC.
                                         (Registrant)





Date:    April 15, 1996       By /s/ Richard S. Fuld Jr.
                              --------------------------------
                              Richard S. Fuld, Jr.
                              Chairman of the Board and
                              Chief Executive Officer
                              (Principal Executive Officer)




Date:    April 15, 1996        By /s/ Charles B. Hintz
                                -----------------------------
                               Charles B. Hintz
                               Chief Financial Officer
                               (Principal Financial Officer)

                                  EXHIBIT INDEX


Exhibit No.                                                  Exhibit


Exhibit 11  Computation of Per Share Earnings

Exhibit 12 Computation in Support of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends

Exhibit 27 Financial Data Schedule

                                                                      Exhibit 11



                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                        COMPUTATION of PER SHARE EARNINGS
                                   (Unaudited)
                        (In millions, except share data)

                                                                                           Three months                 Three months
                                                                                              ended                          ended
                                                                                            February 29,                February 28,
                                                                                                1996                      1995

Primary:
Weighted average shares outstanding:
   Common stock ............................................................                104,087,157                 104,519,365
   Common stock issuable ...................................................                 11,794,792                   5,609,915
   Common stock equivalents ................................................                  1,050,748                      61,389
                                                                                        ---------------             ---------------
   Total common stock and common stock equivalents .........................                116,932,697                 110,190,669
                                                                                        ===============             ===============

Net income .................................................................            $        104.1           $             45.0
Preferred dividends (1) ....................................................                     (11.2)                       (10.6)
                                                                                        ---------------             ---------------
Net income applicable to common stock ......................................            $         92.9           $             34.4
                                                                                        ===============             ===============

Earnings Per Common Share ..................................................            $         0.79          $              0.31
                                                                                        ===============             ===============

Fully diluted:
Weighted average shares outstanding:
   Common stock ............................................................                104,087,157                 104,519,365
   Common stock issuable ...................................................                 11,794,792                   5,609,915
   Common stock equivalents ................................................                  1,344,782                      61,389
                                                                                        ---------------             ---------------
   Total common stock and common stock equivalents .........................                117,226,731                 110,190,669
                                                                                        ===============             ===============

Net income .................................................................            $        104.1           $            45.0
Preferred dividends (1) ....................................................                     (11.2)                      (10.6)
                                                                                        ---------------             ---------------
Net income applicable to common stock ......................................            $         92.9           $            34.4
                                                                                        ===============             ===============

Earnings Per Common Share ..................................................            $         0.79          $             0.31

                                                                                        ===============             ===============

(1) Amount for 1996 includes $2 million premium paid over par value to repurchase the $200 million 8.44% cumulative preferred stock owned by the American Express Company.




                                                                      Exhibit 12






                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
             COMPUTATION in SUPPORT of RATIO of EARNINGS to COMBINED
                      FIXED CHARGES and PREFERRED DIVIDENDS
                              (Dollars in millions)
                                   (Unaudited)
                                                                                             For the      For the          For the
                                                                                         Eleven Months  Twelve Months   Three Months
                                                   For the Year Ended                       Ended          Ended          Ended
                                                       December 31                         November 30   November 30   February 29

                                                    1991          1992           1993           1994         1995            1996


Combined Fixed Charges
 and Preferred Dividends:
   Interest expense:
    Subordinated indebtedness .............      $    170      $    150       $    144       $    158       $    206       $     52
    Bank loans and other
      borrowings* .........................         4,755         5,035          5,224          6,294         10,199          3,044
    Interest component of rentals
      of office and equipment .............            70            74             76             42             44              9
  Other adjustments** .....................             2             2              7              4             28              6
                                                 --------      --------       --------       --------       --------       --------
  Total fixed charges .....................         4,997         5,261          5,451          6,498         10,477          3,111
  Preferred dividends (tax
    equivalent basis) .....................            48            48             48             58             64             17
                                                 --------      --------       --------       --------       --------       --------
     TOTAL (A) ............................      $  5,045      $  5,309       $  5,499       $  6,556       $ 10,541       $  3,128
                                                 ========      ========       ========       ========       ========       ========

Earnings:
  Pretax income (loss) from
    continuing operations .................      $    150      $   (247)      $     27       $    193       $    369       $    159
  Fixed charges ...........................         4,997         5,261          5,451          6,498         10,477          3,111
  Other adjustments*** ....................             7          ____             (6)            (4)           (28)            (6)

    TOTAL (B) .............................      $  5,154      $  5,014       $  5,472       $  6,687       $ 10,818       $  3,264
                                                 ========      ========       ========       ========       ========       ========
(B / A) ...................................          1.02          ****           ****           1.02           1.03           1.04

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

**** Earnings were inadequate to cover fixed charges and preferred dividends and would have had to increase $295 million in 1992 and $27 million in 1993 in order to cover the deficiencies.