Form 10-Q
period 1996-07-15
LEHMAN BROTHERS HOLDINGS INC
filed 1996-07-15
CIK 806085

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


 [ X ]            QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 31, 1996

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

As of June 30, 1996, 100,411,162 shares of the Registrant's Common Stock, par value $.10 per share, were outstanding.
 ===============================================================================

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES

                                    FORM 10-Q

                       FOR THE QUARTER ENDED MAY 31, 1996

                                      INDEX

Part I.           FINANCIAL INFORMATION                              Page Number

  Item 1.      Financial Statements - (unaudited)

                  Consolidated Statement of Operations -
                    Three and Six  Months Ended May 31, 1996
                    and 1995   ............................................   3

                  Consolidated Statement of Financial Condition -
                    May 31, 1996 and November 30, 1995 ...................    5

                  Consolidated Statement of Cash Flows -
                    Six Months Ended May 31, 1996
                    and 1995   ...........................................    7

                  Notes to Consolidated Financial Statements..............    9

  Item 2.      Management's Discussion and Analysis of
                        Financial Condition and Results of Operations......  14

Part II.          OTHER INFORMATION

    Item 1.      Legal Proceedings.........................................  28

    Item 6.      Exhibits and Reports on Form 8-K  ........................  29

Signatures.................................................................  30

EXHIBIT INDEX         .....................................................  31

Exhibits

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                      CONSOLIDATED STATEMENT of OPERATIONS
                                   (Unaudited)
                      (In millions, except per share data)

                                                          Three months ended
                                                    May 31,              May 31,
                                                    1996                 1995
                                                  ----------           ---------
Revenues
     Principal transactions                         $  398             $  355
     Investment banking                                223                152
     Commissions                                        94                121
     Interest and dividends                          2,749              2,655
     Other                                              12                 15
                                                   -------            -------
         Total revenues                              3,476              3,298
     Interest expense                                2,643              2,567
                                                     -----              -----
         Net revenues                                  833                731
                                                   -------              -----
Non-interest expenses
     Compensation and benefits                         422                371
     Brokerage, commissions and clearance fees          58                 60
     Communications                                     38                 47
     Occupancy and equipment                            37                 45
     Professional services                              39                 42
     Business development                               25                 28
     Depreciation and amortization                      22                 27
     Other                                              23                 21
                                                    ------              ------
          Total non-interest expenses                  664                641
                                                     -----               -----
Income before taxes                                    169                 90
     Provision for income taxes                         61                 32
                                                    ------              ------
Net income                                           $ 108             $   58
                                                     =======            ======
Net income applicable to common stock                $ 102             $   48
                                                     ========           ======

Average common and common equivalent
   shares outstanding                                114.8              110.2
                                                      =====             =====
Earnings per common share                            $0.89              $0.43
                                                     ======             =====




                 See notes to consolidated financial statements.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                      CONSOLIDATED STATEMENT of OPERATIONS
                                   (Unaudited)
                      (In millions, except per share data)

                                                       Six months ended
                                                   May 31,              May 31,
                                                    1996                 1995
                                                 ---------              -------
Revenues
    Principal transactions                          $  811              $  714
    Investment banking                                 433                 289
    Commissions                                        190                 226
    Interest and dividends                           5,405               5,156
    Other                                               23                  25
                                                   -------             -------
         Total revenues                              6,862               6,410
     Interest expense                                5,208               4,972
                                                     -----               -----
         Net revenues                                1,654               1,438
                                                     -----               -----
Non-interest expenses
     Compensation and benefits                         839                 730
     Brokerage, commissions and clearance fees         115                 124
     Communications                                     78                  94
     Occupancy and equipment                            77                  90
     Professional services                              73                  84
     Business development                               52                  57
     Depreciation and amortization                      46                  54
     Other                                              47                  45
                                                   -------             -------
          Total non-interest expenses                1,327               1,278
                                                     -----               -----
Income before taxes                                    327                 160
      Provision for income taxes                       115                  57
                                                    ------             -------
Net income                                          $  212              $  103
                                                    ======              ======
Net income applicable to common stock               $  195             $    82
                                                    ======             =======

Average common and common equivalent shares
      outstanding                                    115.9               110.2
                                                     =====               =====
Earnings per common share                            $1.68               $0.74
                                                     =====               =======



                 See notes to consolidated financial statements.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                                   (Unaudited)
                                  (In millions)

                                     ASSETS

                                                              May      November
                                                            31, 1996   30, 1995
                                                            --------   --------

Cash and cash equivalents ...................................$  1,477   $    874

Cash and securities segregated and on deposit
  for regulatory and other purposes .........................     617        945

Securities and other financial instruments owned:
   Governments and agencies .................................  25,791     22,849
   Corporate obligations and other contractual commitments ..  10,704     11,415
   Corporate stocks and options .............................   7,916      7,143
   Mortgages and mortgage-backed ............................   7,825      6,847
   Certificates of deposit and other money market instruments   3,048      3,068
                                                             --------   --------
                                                               55,284     51,322
                                                             --------   --------
Collateralized short-term agreements:
   Securities purchased under agreements to resell ..........  43,861     36,234
   Securities borrowed ......................................  19,295     16,290

Receivables:
   Brokers, dealers and clearing organizations ..............   2,948      2,845
   Customers ................................................   7,357      3,891
   Others ...................................................   1,451      1,434

Property, equipment and leasehold improvements
  (net of accumulated depreciation and amortization
  of $618 in 1996 and $585 in 1995) .........................     473        495

Deferred expenses and other assets ..........................     786        793

Excess of cost over fair value of net assets
  acquired (net of accumulated amortization
  of $99 in 1996 and $95 in 1995) ...........................     176        180
                                                             --------   --------
       Total assets .........................................$133,725   $115,303
                                                             ========   ========




                 See notes to consolidated financial statements.



                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
            CONSOLIDATED STATEMENT OF FINANCIAL CONDITION (Continued)
                                   (Unaudited)
                        (In millions, except share data)
                                                                                                         May 31,        November 30,
                                                                                                          1996               1995
LIABILITIES AND STOCKHOLDERS' EQUITY
Commercial paper and short-term debt .........................................................         $   8,004          $   6,235
Securities and other financial instruments sold but not yet purchased:
   Governments and agencies ..................................................................            14,476             11,665
   Corporate stocks and options ..............................................................             7,562              4,393
   Corporate obligations and other contractual commitments ...................................             3,674              3,796
                                                                                                       ---------          ---------
                                                                                                          25,712             19,854
                                                                                                       ---------          ---------
Collateralized short-term financings:
   Securities sold under agreements to repurchase ............................................            65,332             59,035
   Securities loaned .........................................................................             4,250              1,966
Payables:
   Brokers, dealers and clearing organizations ...............................................             2,728              2,513
   Customers .................................................................................             7,819              6,311
Accrued liabilities and other payables .......................................................             2,745              2,926
Long-term debt:
   Senior notes ..............................................................................            10,574             10,505
   Subordinated indebtedness .................................................................             2,995              2,260
                                                                                                       ---------          ---------
           Total liabilities .................................................................           130,159            111,605
                                                                                                       ---------          ---------
Commitments and contingencies

STOCKHOLDERS' EQUITY
   Preferred Stock, $1 par value; 38,000,000 shares authorized:
       5% Cumulative Convertible Voting, Series A, 13,000,000 shares authorized, issued and outstanding; $39.10 liquidation preference
          per share ..........................................................................               508                508
       8.44% Cumulative Voting, 8,000,000 shares issued and outstanding;
          $25.00 liquidation preference per share ............................................                                  200
       Redeemable Voting, 1,000 shares issued and outstanding;
          $1.00 liquidation preference per share
   Common Stock, $.10 par value; 300,000,000 shares authorized;
       shares issued: 106,197,088 in 1996 and 105,684,565 in 1995;
       shares outstanding: 100,398,499 in 1996 and 104,565,875 in 1995 .......................                11                 11
   Common Stock issuable .....................................................................               209                211
   Additional paid-in capital ................................................................             3,180              3,172
   Foreign currency translation adjustment ...................................................                 6                  9
   Accumulated deficit .......................................................................              (214)              (397)
   Common Stock in treasury at cost: 5,798,589 shares in 1996
       and 1,118,690 shares in 1995 ..........................................................              (134)               (16)
                                                                                                       ---------          ---------
            Total stockholders' equity .......................................................             3,566              3,698
                                                                                                       ---------          ---------
            Total liabilities and stockholders' equity .......................................         $ 133,725          $ 115,303
                                                                                                        ========           ========

                See notes to consolidated financial statements.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                  (In millions)

                                                              Six months ended
                                                             May 31,     May 31,
                                                              1996        1995
                                                             ------     --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                    $    212  $   103
Adjustments to reconcile net income to net cash (used in)
  provided by operating activities:
  Depreciation and amortization                                     46       54
  Provisions for losses and other reserves                          22       16
  Other adjustments                                                 23       22
Net change in:
  Cash and securities segregated                                   328      519
  Receivables from brokers, dealers and clearing organizations    (103)   1,073
  Receivables from customers                                    (3,466)  (2,204)
  Securities purchased under agreements to resell               (7,627)  (2,816)
  Securities borrowed                                           (3,005)  (8,614)
  Securities and other financial instruments owned              (3,962)  (1,560)
  Payables to brokers, dealers and clearing organizations          215    1,009
  Payables to customers                                          1,508    3,471
  Accrued liabilities and other payables                          (186)     (65)
  Securities sold under agreements to repurchase                 6,297    7,188
  Securities loaned                                              2,284    3,298
  Securities and other financial instruments sold but
     not yet purchased                                           5,858   (1,392)
  Other operating assets and liabilities, net                      (74)     863
                                                               -------    ------

          Net cash (used in) provided by operating activities $(1,630) $    965
                                                               -------   -------




                 See notes to consolidated financial statements.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS--(Continued)
                                   (Unaudited)
                                  (In millions)
                                                              Six months ended
                                                            May 31,      May 31,
                                                             1996         1995
                                                            ------       -------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of senior notes                       $1,271      $3,445
Principal payments of senior notes                           (1,171)     (2,093)
Proceeds from issuance of subordinated indebtedness             975          27
Principal payments of subordinated indebtedness                (246)       (213)
Net proceeds from (payments for) commercial paper and
    short-term debt                                           1,773      (1,514)
Payment for repurchase of preferred stock                      (200)
Payments for treasury stock purchases                          (118)
Dividends paid                                                  (32)        (32)
                                                             ------     -------
   Net cash provided by (used in) financing activities        2,252        (380)
                                                              -----      ------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, equipment and leasehold improvements      (19)        (30)
                                                             ------      ------
   Net cash used in investing activities                        (19)        (30)
                                                             ------      ------
   Net change in cash and cash equivalents                      603         555
                                                             ------      ------
Cash and cash equivalents, beginning of period                  874         964
                                                             ------      ------
   Cash and cash equivalents, end of period                  $1,477      $1,519
                                                             ======       ======


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (in millions)

         Interest paid totaled $5,213 and $4,955 for the six months ended May 31, 1996 and 1995, respectively. Income taxes paid totaled $50 and $21 for the six months ended May 31, 1996 and 1995, respectively.





                 See notes to consolidated financial statements.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation:

         The consolidated financial statements include the accounts of Lehman Brothers Holdings Inc. ("Holdings") and subsidiaries (collectively, the "Company" or "Lehman Brothers"). Lehman Brothers is one of the leading global investment banks serving institutional, corporate, government and high-net-worth individual clients and customers. The Company's worldwide headquarters in New York and regional headquarters in London and Tokyo are complemented by offices in additional locations in North America, Europe, the Middle East, Latin and South America and the Asia Pacific region. The Company is engaged primarily in providing financial services. The principal U.S. subsidiary of Holdings is Lehman Brothers Inc. ("LBI"), a registered broker-dealer. All material intercompany accounts and transactions have been eliminated in consolidation. The Company's financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC") with respect to the Form 10-Q and reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Pursuant to such rules and regulations, certain footnote disclosures which are normally required under generally accepted accounting principles have been omitted. The Consolidated Statement of Financial Condition at November 30, 1995 was derived from the audited financial statements. It is recommended that these financial statements be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the twelve months ended November 30, 1995 (the "Form 10-K").

         The nature of the Company's business is such that the results of any interim period may vary significantly from quarter to quarter and may not be indicative of the results to be expected for the fiscal year. Certain amounts reflect reclassifications to conform to the current period's presentation.

2.  Long-Term Debt:

         During the six months ended May 31, 1996, the Company issued $2,246 million of long-term debt (comprised of $1,271 million of senior notes and $975 million of subordinated debt). Of the total issuances for the first six months of 1996, $1,203 million were U.S. dollar fixed rate, $630 million were U.S. dollar floating rate and $413 million were foreign currency denominated. The U.S. dollar fixed rate issuances included $200 million 8.30% Quarterly Income Capital Securities ("Series A QUICS"), which were issued to fund the repurchase of the $200 million 8.44% Cumulative Preferred Stock from American Express. The remaining issuances were used to refinance current and prefund expected maturities of long-term debt in 1996.

         The Series A QUICS, issued on February 15, 1996, mature in 2035 and are subject to early redemption by the Company on or after March 31, 2001. The Company retains the right to defer interest payments on the Series A QUICS on one or more occasions for a period of up to twenty consecutive quarters. Interest payments may not be deferred beyond the maturity of the Series A QUICS. The Series A QUICS are subordinated to all senior and subordinated debt of the Company.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS

         The Company's floating rate new issuances contain contractual interest rates based primarily on the London Interbank Offered Rates ("LIBOR") and Prime. All of the Company's U.S. dollar fixed rate new issuances, including the Series A QUICS, were effectively converted to floating rate obligations through the use of interest rate swaps. In addition, all of the Company's foreign currency denominated new issuances were effectively converted to U.S. dollar obligations with floating interest rates based primarily on LIBOR through the use of currency swaps.

         The Company had approximately $1,417 million of long-term debt mature during the six months ended May 31, 1996.

3.  Capital Requirements:

         As a registered broker-dealer, LBI is subject to SEC Rule 15c3-1, the Net Capital Rule, which requires LBI to maintain net capital of not less than the greater of 2% of aggregate debit items arising from customer transactions, as defined, or 4% of funds required to be segregated for customers' regulated commodity accounts, as defined. At May 31, 1996, LBI's regulatory net capital, as defined, of $1,746 million exceeded the minimum requirement by $1,621 million.

         Lehman Brothers International (Europe) ("LBIE"), Lehman Brothers Japan Inc. ("LBJ") and other Holdings subsidiaries are subject to various securities, commodities and banking regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. At May 31, 1996, LBIE's and LBJ's combined regulatory capital, as defined, exceeded the minimum requirement by approximately $250 million. At May 31, 1996, other Holdings subsidiaries were in compliance with the applicable local capital adequacy requirements. The Company's triple-A rated derivatives subsidiary, Lehman Brothers Financial Products Inc., has established certain capital and operating restrictions which are reviewed by various rating agencies.

         There are no restrictions on Holdings' present ability to pay dividends on its common stock, other than Holdings' obligation first to make dividend payments on its preferred stock and the governing provisions of the Delaware General Corporation Law.

4.  Derivative Financial Instruments:

         In the normal course of business, the Company enters into derivative transactions both in a trading capacity and as an end user. Acting in a trading capacity, the Company enters into derivative transactions to satisfy the needs of its clients and to manage the Company's own exposure to market and credit risks resulting from its trading activities in cash instruments (collectively, "Trading Related Derivative Activities"). For a further discussion of the Company's derivative related activities, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations - Off-Balance Sheet Financial Instruments and Derivatives" and Note 16 to the Consolidated Financial Statements, included in the Form 10-K.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS

Trading-Related  Derivative Activities

         The Company records its Trading-Related Derivative Activities on a mark-to-market basis with realized and unrealized gains (losses) recognized in principal transactions in the Consolidated Statement of Operations. The Company records unrealized gains and losses on derivative contracts on a net basis in the Consolidated Statement of Financial Condition for those transactions with counterparties executed under a legally enforceable master netting agreement. Listed in the following table is the fair value and average fair value of the Company's Trading Related Derivative Activities (in millions):

                                                                                                 Average Fair Value*
                                                                      Fair Value*                     Six Months Ended
                                                                     May 31, 1996                        May 31, 1996
                                                                    ------------                         ------------
                                                                  Assets      Liabilities          Assets       Liabilities
- ---------------------------------------------------------------------------------------------------------------------------
Interest rate and currency swaps and options
     (including caps, collars and floors)                         $3,415        $1,574            $3,136         $1,667
Foreign exchange forward contracts and options                       956         1,252               914          1,272
Options on other fixed income securities,
     mortgage-backed securities forward contracts
     and options                                                     249           228               254            226
Equity contracts (including equity swaps, warrants
     and options)                                                  1,134           935             1,094            977
Commodity Contracts (including swaps, forwards,
     and options)                                                    652           637               703            676
                                                                 ------------------------------------------------------

Total                                                             $6,406        $4,626            $6,101         $4,818
                                                                -------------------------------------------------------


                                                                                                 Average Fair Value*
                                                                      Fair Value*               Twelve Months Ended
                                                                November 30, 1995                     November 30, 1995
                                                                                                      -----------------
                                                                  Assets      Liabilities          Assets       Liabilities
- ---------------------------------------------------------------------------------------------------------------------------
Interest rate and currency swaps and options
     (including caps, collars and floors)                         $2,680        $2,260             $2,729        $2,102
Foreign exchange forward contracts and options                     1,248         1,428              1,455         1,461
Options on other fixed income securities,
     mortgage-backed securities forward contracts
     and options                                                     204           188                213           241
Equity contracts (including equity swaps, warrants
     and options)                                                    804           953                717           747
Commodity Contracts (including swaps, forwards,
     and options)                                                    339           434                405           487
                                                                     --------------------------------------------------

Total                                                             $5,275        $5,263             $5,519        $5,038
                                                                  -----------------------------------------------------

* Amounts represent carrying value (exclusive of collateral) and do not include receivables or payables related to exchange traded futures contracts.
         Assets included in the table above represent the Company's unrealized gains, net of unrealized losses for which the Company has a master netting agreement. Therefore, the fair value of assets related to derivative contracts at May 31, 1996 represents the Company's net receivable for derivative financial instruments before consideration of collateral. Included within this amount was $6,305 million and $101 million, respectively, related to OTC and exchange-traded contracts.

         With respect to OTC contracts, the Company views its net credit exposure to be $4,047 million at May 31, 1996, representing the fair value of the Company's OTC contracts in an unrealized gain position, after consideration of collateral of $2,258 million. Presented below is an analysis of the Company's net credit exposure for OTC contracts based upon internal designations of counterparty credit quality.

                                                               May 31, 1996
Counterparty                    S&P/Moody's                    Net Credit
 Risk Rating                    Equivalent                     Exposure

       1                       AAA/Aaa                            18%
       2                       AA-/Aa3                            21%
       3                       A-/A3 or higher                    39%
       4                       BBB-/Baa3 or higher                16%
       5                       BB-/Ba3 or higher                   5%
       6                       B+/B1 or lower                      1%
- --------------------------------------------------------------------------------

         These designations are based on actual ratings made by external rating agencies or by equivalent ratings established and utilized by the Company's Corporate Credit Department.

         The Company is also subject to credit risk related to its exchange traded derivative contracts. Exchange traded contracts are transacted directly on the exchange. To protect against the potential for a default, all exchange clearing houses impose net capital requirements for their membership. Additionally, the exchange clearing house requires counterparties to futures contracts to post margin upon the origination of the contract and for any changes in the market value of the contract on a daily basis (certain foreign exchanges extend settlement to three days). Therefore, the potential for losses from exchange-traded products is limited.

5.  Other Commitments and Contingencies:

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

         As a leading global investment bank, risk is an inherent part of all of the Company's businesses and activities. The extent to which the Company properly and effectively identifies, assesses, monitors and manages each of the various types of risks involved in its trading (including derivatives), brokerage, and investment banking activities is critical to the success and profitability of the Company. The principal types of risks involved in the Company's activities are market risk, credit or counterparty risk and transaction risk. Management has developed a control infrastructure to monitor and manage each type of risk on a global basis throughout the Company. For further discussion of these matters, refer to Note 18 to the Consolidated Financial Statements, in the Form 10-K.

6.  Incentive Plans:

         In June 1996, the Compensation and Benefits Committee of the Board of Directors of Holdings (the "Compensation Committee") approved the 1996 Stock Award Program (the "1996 Program"), pursuant to the Lehman Brothers Holdings Inc. Employee Incentive Plan ("EIP"). Under the 1996 Program, eligible employees are to receive, subject to vesting provisions and transfer restrictions, approximately five million restricted stock units ("RSUs"). These RSUs will vest 80% on July 1, 1997 and 20% on July 1, 2001. Effective during the second quarter of 1996, a total of 20 million shares of common stock may be subject to awards under the EIP. Through July 15, 1996, approximately eleven million shares have been awarded, consisting of approximately seven million RSUs for both the 1996 Program and for new hires as part of the Company's recruitment efforts, 1.4 million options granted in 1995 and approximately 2.7 million options granted in 1996 to certain senior officers. It is expected that the share requirements for these awards will be met by repurchasing shares in the open market.

         In addition, members of the Corporate Management Committee ("CMC") and certain senior officers are eligible to receive RSUs based on the achievement of 1996 performance goals, with approximately one million RSUs expected to be awarded in total under the 1996 Management Ownership Plan (the "1996 Plan") and the EIP. The 1996 Plan was approved by shareholders on April 10, 1996.

         In the second quarter of 1996, the Company granted approximately 0.8 million options under the 1996 Plan to members of the CMC at an average market price on the dates of grant of $24.06 (the "1996 Options"). The 1996 Options become exercisable in four and one half years and expire five years after grant date; exercisability is accelerated ratably in one-third increments at such time as the closing price of the common stock meets, or exceeds, $28.00, $30.00 and $32.00 for 30 consecutive trading days. If a minimum target price is not reached and maintained for the specified period in the four and one half year period following issuance, the award recipients may then exercise all of their options thereafter. Also, in the second quarter, the Company granted approximately 2.7 million options under the EIP to certain senior officers (which are included in the eleven million referred to in the first paragraph of this footnote) at an average market price on the dates of grant of $24.19, with provisions similar to the 1996 Options. No compensation expense has been recognized for these stock options as all have been issued at the market price of the common stock on the date of the respective grant.

         Also in the second quarter of 1996, the Company awarded performance stock units ("PSUs") under the 1996 Plan to members of the CMC and under the EIP to certain senior officers as part of a four-year long-term incentive award. The number of PSUs which may be earned, if any, is dependent upon achievement of certain performance levels within a two-year period. At the end of the performance period, any PSUs earned will convert one-for-one to RSUs which then vest at the end of the fourth year. The compensation cost for the estimated number of RSUs that may eventually become payable in satisfaction of PSUs is accrued over the combined performance and vesting period and added to common stock issuable.

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

         By mid February, 1996, investor concerns about stronger economic data, raising the possibility of no further interest rate reductions by the U.S. Federal Reserve Bank, caused a significant correction in the U.S. fixed income market and a general increase in interest rates. Despite this change in interest rates, the overall market environment in the second quarter remained reasonably favorable. Investors were active in purchasing new issue products that offered a spread to Treasuries, such as corporate, asset-backed and mortgage-backed bonds, in order to achieve their performance benchmarks. The increase in investor demand created a high level of customer volume in the U.S. debt market, while strong customer demand and favorable spreads drove more issuers into the market, resulting in an extremely high level of debt syndicate activity.

         Late in the second quarter of 1996, the tone in the U.S. fixed income market became decidedly more negative. Investors reflected the uncertainty of a possible Federal Reserve tightening by becoming less active in general and more defensive. Fixed income underwriting continued at a reasonable pace as issuers accelerated financing in anticipation of higher interest rates later in the year. The equity market, meanwhile, continued to exhibit strength as positive cash flows into mutual funds provided a strong underpinning for both trading and syndicate activity. Recent strength in the U.S. economy has created a more volatile market environment in terms of heightening inflationary expectations and a general increase in interest rates; these factors may impact equity market activity and valuations, going forward.

         The second quarter's record levels of merger and acquisition activity, reflecting strategic purchases, restructurings, spin-offs and growth in cross-border transactions continued into the third quarter. Transaction volumes are expected to remain strong for the remainder of the year.



Note: Except for the historical information contained herein, the Business Environment and Specific Business Activities and Transactions sections of this Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements that discuss the risks and uncertainties involved in the Company's business.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Results of Operations
For the Three Months Ended May 31, 1996 and May 31, 1995

         The Company reported net income of $108 million for the second quarter ended May 31, 1996 representing an increase of 86% from net income of $58 million for the second quarter ended May 31, 1995. Earnings per common share increased to $0.89 for the second quarter of 1996 from $0.43 per common share for the second quarter of 1995. The improved results for 1996 reflect stronger earnings and enhanced margins which resulted from the fifth consecutive quarter of both higher revenues and reduced nonpersonnel expenses, amid a period of generally improved market conditions.

         Net revenues increased to $833 million for the second quarter of 1996 from $731 million for the second quarter of 1995 and $821 million for the first quarter of 1996. The increase in net revenues reflected continued strengthening in customer flow and trading activities in a number of fixed income and equity product areas and improved investment banking results. The increase in investment banking revenues over the second quarter of 1995 reflected a significant strengthening in underwriting volumes and improved corporate finance advisory revenues, partially offset by reduced merchant banking revenues.

         Compensation and benefits expense as a percentage of net revenues was 50.7% for both the second quarter of 1996 and 1995, reflecting the fifth successive quarter of consistent compensation levels relative to net revenues. Nonpersonnel expenses declined for the eighth consecutive quarter to $242 million for the second quarter of 1996 from $270 million for the second quarter of 1995. The increase in net revenues and the corresponding reduction in nonpersonnel expenses led to an improvement in the Company's pretax operating margin to 20.2% in the second quarter of 1996 from 12.3% for the second quarter of 1995.

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

         Net revenues from the Company's market-making and trading activities in fixed income and equity products are recognized as either principal transactions or net interest revenues depending upon the method of financing and/or hedging related to specific inventory positions. The Company evaluates its trading strategies on an overall profitability basis which includes both principal transactions revenues and net interest. Therefore, changes in net interest should not be viewed in isolation but should be viewed in conjunction with revenues from principal transactions. Net interest revenues were $106 million for the second quarter of 1996 compared to $88 million for the second quarter of 1995. This increase was due to increased dividend revenue on structured equity derivative products, a slight increase in total interest earning assets for the quarter, and higher spreads on certain U.S. government matched book financing transactions.

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


Three Months Ended May 31, 1996

                                      Principal
                                  Transactions and                         Investment
                                     Net Interest        Commissions         Banking         Other         Total
- ---------------------------------------------------------------------------------------------------------------------------
Fixed Income                               $417             $  15            $  74          $   5           $511
Equity                                       94                74               72              3            243
Corporate Finance Advisory                                                      57                            57
Merchant Banking                             (7)                                20                            13
Asset Management                                                5                               4              9
- ---------------------------------------------------------------------------------------------------------------------------
                                           $504             $  94             $223           $ 12           $833
- ---------------------------------------------------------------------------------------------------------------------------



Three Months Ended May 31, 1995

                                      Principal
                                  Transactions and                         Investment
                                      Net Interest       Commissions         Banking         Other         Total
- ---------------------------------------------------------------------------------------------------------------------------
Fixed Income                               $387              $ 26             $ 41          $   8           $462
Equity                                       62                87               23              1            173
Corporate Finance Advisory                                                      45                            45
Merchant Banking                             (8)                                43                            35
Asset Management                              2                 8                               6             16
- ---------------------------------------------------------------------------------------------------------------------------
                                           $443              $121             $152           $ 15           $731
- ---------------------------------------------------------------------------------------------------------------------------

         Fixed Income. The Company's fixed income net revenues reflect customer flow activities (both institutional and high-net-worth retail), secondary trading, debt underwriting, syndicate and financing activities related to fixed income products. Fixed income products include dollar- and non-dollar government securities, mortgage- and asset-backed securities, money market products, dollar- and non-dollar corporate debt securities, emerging market securities, municipal securities, financing (global access to debt financing sources including repurchase and reverse repurchase agreements), foreign exchange, commodities and fixed income derivative products. Fixed income net revenues increased 11% to $511 million for the second quarter of 1996 from $462 million for the second quarter of 1995, and decreased 4% from the $535 million in the first quarter of 1996. Fixed income revenues improved versus the prior year quarter despite the volatility that affected the fixed income markets for much of the current quarter and the significant rise in U.S. interest rates which saw a 83 basis point rise in the two year treasury note and a 52 basis point rate increase on the 30 year treasury bond. The improvement in the second quarter results over the prior year reflected the stronger syndicate calendar in 1996 and improved customer flow and net trading results (principal transactions and net interest) from a number of fixed income products including mortgages, emerging markets, high yield, firm financing and foreign exchange. The slight decrease in fixed income net revenues over the trailing quarter reflected continued strength in underwriting volumes offset in part by a slowdown in customer trading activity in the last few weeks of the quarter as investors reflected the uncertainty of a U.S. Federal Reserve tightening. Investment banking revenues, as a component of fixed income revenues, increased to $74 million for the second quarter of 1996 from $41 million for the second quarter of 1995 due to a strengthening in origination volumes and an improved mix of underwriting revenues.

         Equity.  Equity net revenues  reflect  customer flow  activities  (both institutional and high-net-worth retail), secondary trading, equity underwriting, equity finance, equity derivatives and arbitrage activities. The Company's equity net revenues increased 40% to $243 million for the second quarter of 1996 from $173 for the second quarter of 1995, and increased 27% from the $192 million for the first quarter of 1996 reflecting the favorable equity markets which saw record inflows of capital into mutual funds, generally improved trading volumes on exchanges and favorable valuations which continued to drive syndicate activities. Investment banking revenues, as a component of equity revenues, increased to $72 million for the second quarter of 1996 from $23 million for the second quarter of 1995 due to an increase in the number of lead and co-managed equity related underwritings.

         Corporate Finance Advisory. Corporate finance advisory net revenues, classified in the Consolidated Statement of Operations as a component of investment banking revenues, result primarily from fees earned by the Company in its role as strategic advisor to its clients. This role primarily consists of advising clients on mergers and acquisitions, divestitures, leveraged buyouts, financial restructurings, and a variety of cross-border transactions. Net revenues from corporate finance advisory increased to $57 million for the second quarter of 1996 reflecting a 27% increase from the $45 million recognized in the second quarter of 1995. This increase reflected continued strength in the merger and acquisition market environment. The Company ended the second quarter with a strong transaction pipeline, which stood at $50 billion in terms of total dollar value.

         Merchant Banking. The Company is the general partner for six merchant banking partnerships, including three institutional funds and three employee investment vehicles. In December 1995, the Company established the third of its employee investment vehicles, Capital Partners III. Current merchant banking investments held by the partnerships include both publicly traded and privately held companies diversified on a geographic and industry basis. At May 31, 1996 the Company's investment in such merchant banking partnerships, for which the Company acts as a general partner, was $307 million. At May 31, 1996 the Company had commitments to fund up to $200 million in Capital Partners III over the commitment period ending June 30, 2000. There are no remaining commitments to the remaining five partnerships.

         Merchant banking net revenues primarily represent the Company's proportionate share of net realized and net unrealized gains and losses from the sale and revaluation of investments held by the partnerships. Such amounts are classified in the Consolidated Statement of Operations as a component of investment banking revenues. Merchant banking net revenues also reflect the net interest expense relating to the financing of the Company's investment in the partnerships. Merchant banking net revenues of $13 million for the second quarter of 1996, decreased 63% from the $35 million recognized in the second quarter of 1995, reflecting a reduction in the net gains recognized on the publicly traded investments held by the partnerships.

         Asset Management. Revenues from asset management activities decreased to $9 million for the second quarter of 1996 from $16 million for the second quarter of 1995, primarily due to the sale of the Company's offshore mutual fund advisory business in February 1996 to Legg Mason. Asset Management revenues primarily consist of fees from the management of various funds, commissions from the sale of funds to customers and fees from the management of certain accounts for institutions and high-net-worth individuals.

         Non-Interest Expenses. Non-interest expenses were $664 million for the second quarter of 1996 and $641 million for the second quarter of 1995; however, compensation and benefits expense as a percentage of net revenues remained unchanged from the prior year quarter at 50.7%. Nonpersonnel expenses declined for the eighth consecutive quarter to $242 million for the second quarter of 1996 from $270 million for the second quarter of 1995 and $246 million for the first quarter of 1996, reflecting the Company's commitment to reducing costs.

         The $300 million cost reduction program originally announced at year-end 1994 was completed by year-end 1995. As a result, the Company's expense base has been permanently lowered. The Company continued its focus on reducing nonpersonnel costs during 1996, achieving additional annualized cost savings of $48 million as of the second quarter of 1996 relative to the fourth quarter 1995 run rate. The Company's goal is to achieve total annualized nonpersonnel cost savings of $50 - $100 million by the end of 1996 relative to the fourth quarter 1995 run rate.

         Income Taxes. The Company's income tax provision was $61 million for the second quarter of 1996 as compared to $32 million for the second quarter of 1995. The effective tax rate was 36% for the second quarter of 1996 and 1995. The 1996 effective tax rate, although the same as that of 1995, reflects continued benefits from the restructuring of certain legal entities in 1995, partially offset by an increase in state taxes and a decrease in tax benefits attributable to income subject to preferential treatment.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Results of Operations
For the Six Months Ended May 31, 1996 and May 31, 1995

         The Company reported net income of $212 million for the six months ended May 31, 1996 representing an increase of 106% from net income of $103 million for the six months ended May 31, 1995. Earnings per common share increased to $1.68 for the six months of 1996 from $0.74 per common share for the comparable 1995 period. The improved results for 1996 reflect stronger earnings and enhanced margins, amid a period of generally improved market conditions.

         Net revenues increased to $1,654 million for the six months of 1996 from $1,438 million for the six months of 1995. The increase in net revenues reflected continued strengthening in customer flow and trading activities in a number of fixed income and equity product areas and improved investment banking results. The increase in revenues from investment banking in 1996 reflected a significant strengthening in underwriting volumes and improved corporate finance advisory revenues partially offset by reduced merchant banking revenues.

         Compensation and benefits expense as a percentage of net revenues was 50.7% and 50.8% for the six months ended May 31, 1996 and 1995, respectively. Nonpersonnel expenses declined to $488 million for the six months ended May 31, 1996 from $548 million for the comparable 1995 period. The increase in net revenues and the corresponding reduction in nonpersonnel expenses led to an improvement in the Company's pretax operating margin to 19.7% for the six months of 1996 from 11.2% for the six months of 1995.

         Net interest revenues were $197 million for the six months of 1996 compared to $184 million for the six months of 1995. This increase was attributable to a change in the mix of the Company's assets, a slight increase in total interest earning assets and higher spreads on certain U.S. government matched book financing transactions.


Six Months Ended May 31, 1996

                                      Principal
                                  Transactions and                         Investment
                                     Net Interest        Commissions         Banking         Other         Total
- ---------------------------------------------------------------------------------------------------------------------------
Fixed Income                             $  859            $   33            $ 147          $   9         $1,048
Equity                                      157               146              125              5            433
Corporate Finance Advisory                                                     107                           107
Merchant Banking                            (10)                                54                            44
Asset Management                              2                11                               9             22
- ---------------------------------------------------------------------------------------------------------------------------
                                         $1,008             $ 190            $ 433           $ 23         $1,654
- ---------------------------------------------------------------------------------------------------------------------------


                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Six Months Ended May 31, 1995

                                      Principal
                                  Transactions and                         Investment
                                      Net Interest       Commissions         Banking         Other         Total
- ---------------------------------------------------------------------------------------------------------------------------
Fixed Income                              $ 778            $   50            $  69          $  10        $   907
Equity                                      138               162               45              2            347
Corporate Finance Advisory                                                      93                            93
Merchant Banking                            (16)                                82                            66
Asset Management                             (2)               14                              13             25
- ---------------------------------------------------------------------------------------------------------------------------
                                          $ 898             $ 226            $ 289          $  25         $1,438
- ---------------------------------------------------------------------------------------------------------------------------

         Fixed Income. Fixed income net revenues increased 16% to $1,048 million for the six months ended May 31, 1996 from $907 million for the six months ended May 31, 1995. Fixed income revenues for 1996 improved versus 1995 primarily as a result of favorable market conditions which lead to improved investment banking results and greater contributions from customer flow and trading activities in a number of fixed income products including mortgages, emerging markets, and high yield corporate bonds. Investment banking revenues, as a component of fixed income revenues, increased to $147 million for the six months ended May 31, 1996 from $69 million for the six months ended May 31, 1995 due to a strengthening in origination volumes and an improved mix of underwriting revenues.

         Equity. The Company's equity net revenues increased 25% to $433 million for the six months ended May 31, 1996 from $347 for the six months ended May 31, 1995 primarily due to improved customer flow trading activities including the equity derivatives and NASDAQ businesses. Investment banking revenues, as a component of equity revenues, increased to $125 million for the six months ended May 31, 1996 from $45 million for the six months ended May 31, 1995 due to a stronger syndicate calendar which resulted in an increase in the number of lead and co-managed equity related underwritings.

         Corporate Finance Advisory. The net revenues for corporate finance advisory were $107 million for the six months ended May 31, 1996 reflecting a 15% increase from the $93 million recognized in the six months ended May 31, 1995. The environment for merger and acquisition activity during 1996 was strong as a result of heightened industry and cross-border consolidation.

         Merchant Banking. Merchant banking net revenues of $44 million for the six months ended May 31, 1996, decreased 33% from the $66 million recognized in the six months ended May 31, 1995, reflecting a reduction in the net gains recognized on the publicly traded investments held by the partnerships.

         Asset Management. Revenues from asset management activities decreased to $22 million for the six months ended May 31, 1996 from $25 million for the six months ended May 31, 1995, primarily due to the sale of the Company's offshore mutual fund advisory business in February 1996 to Legg Mason.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

         Non-Interest Expenses. Non-interest expenses were $1,327 million for the six months ended May 31, 1996 and $1,278 million for the six months ended May 31, 1995. Compensation and benefits expense increased to $839 million in 1996 from $730 million in 1995. Compensation and benefits expense as a percentage of net revenues was 50.7% for six months ended May 31, 1996 compared to 50.8% for the six months ended May 31, 1995. Nonpersonnel expenses declined to $488 million for the six months ended May 31, 1996 from $548 million for the six months ended May 31, 1995, reflecting the effects of the Company's cost reduction efforts.

         Income Taxes. The Company's income tax provision was $115 million for the six months ended May 31, 1996 as compared to $57 million for the six months ended May 31, 1995. The effective tax rate was 35% for 1996 and 36% for 1995. The 1996 effective tax rate is lower than that of 1995 due to continued benefits from the restructuring of certain legal entities in 1995, partially offset by an increase in state taxes and a decrease in tax benefits attributable to income subject to preferential treatment.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Company's total assets increased to $133.7 billion at May 31, 1996 from $115.3 billion at November 30, 1995. The increase in total assets is primarily attributable to an increase in financing activities in both fixed income and equity, as well as an increase in government and agency positions.

         The Company's balance sheet is highly liquid and consists primarily of cash and cash equivalents, securities and other financial instruments owned which are marked-to-market daily and collateralized short-term financing agreements. As the Company's primary activities are based on customer flow transactions, the Company experiences a rapid asset turnover rate. In addition, the highly liquid nature of these assets provides the Company with flexibility in financing and managing its business. The overall size of the Company's total assets and liabilities fluctuates from time to time, and at specific points in time (such as calendar quarter ends) may be higher than fiscal quarter ends.

         Balance sheet leverage ratios are one methodology to evaluate the financial risk inherent in the balance sheet. The Company evaluates this risk by monitoring its adjusted leverage, defined as total assets less the lower of securities purchased under agreements to resell or securities sold under agreements to repurchase, [which represent short-term collateralized transactions with high quality assets,] divided by stockholders' equity. At May 31, 1996, and November 30, 1995, the Company's adjusted leverage ratios were 25.2x and 21.4x, respectively, increasing due to the redemption of preferred stock owned by American Express, (see "Total Capital"); however, the ratio continues to be in line with the period end leverage ratios of the Company's peer group of competitor firms.

Funding and Capital Policies

         The Company's Finance Committee, which includes senior officers from key areas of the Company, is responsible for establishing and managing the funding and liquidity policies of the Company. This includes recommendations for balance sheet size as well as the allocation of balance sheet to product areas as determined by internal profitability models and return on equity targets. In addition, in coordination with the Regional Asset and Liability Committees, the Finance Committee works to ensure coordination of global funding efforts. The Regional Asset and Liability Committees are aligned with the Company's geographic funding centers and are responsible for implementing funding strategies consistent with the direction set by the Finance Committee and to monitor and manage liquidity for each region. The primary goal of the Company's funding principles as set by the Finance Committee are to provide sufficient liquidity and availability of funding sources throughout all market environments.

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

         The Company's liquidity contingency plans are continually reviewed and updated as the Company's asset/liability mix and liquidity requirements change. Additionally, the Company periodically tests its secured and unsecured credit facilities to ensure availability and operational readiness. The Company's liquidity and Total Capital policies are designed to ensure that the Company can meet its funding needs over a wide range of economic, credit and market environments. The Company met all liquidity and Total Capital policy requirements at May 31, 1996.

Short-Term Funding

         Each of the Company's businesses is required to fund its products primarily through global collateralized financings. There are two principal business areas which are responsible for these efforts, Lehman Brothers' Fixed Income Financing ("Financing") and Equity Finance. Financing works in conjunction with the institutional fixed income sales and trading professionals to provide financing to customers and the Company through the repurchase markets. Equity Finance provides a similar function in the equity markets typically through securities loaned/securities borrowed transactions. The ability of the Company to leverage its global market expertise and distribution capabilities are key to a successful financing effort. The amount of the Company's collateralized borrowing activities will vary reflecting changes in the mix and overall levels of securities and other financial instruments owned and global market conditions. However, at all times, the majority of the Company's assets are funded with collateralized borrowing sources.

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

         At May 31, 1996 and November 30, 1995, $95 billion and $81 billion, respectively, of the Company's total balance sheet was financed using collateralized borrowing sources. The remainder of the financing for the balance sheet was comprised of commercial paper and short-term debt, payables and Total Capital. As of May 31, 1996 and November 30, 1995, commercial paper and short-term debt were $8.0 billion and $6.2 billion, respectively. Of these amounts, commercial paper outstanding at May 31, 1996 was $2.9 billion with an average maturity of 66 days, compared to $1.4 billion with an average maturity of 78 days at November 30, 1995.

         At May 31, 1996, Holdings maintained a Revolving Credit Agreement with a group of banks. Under the terms of the credit agreement, the banks have committed to provide up to $2 billion. The credit agreement contains restrictive covenants which require, among other things that the Company maintain specified levels of liquidity, consolidated stockholders' equity and tangible net worth, as defined. The Company has been in compliance with these terms at all times. There were no borrowings outstanding under this agreement as of May 31, 1996.

         In addition, the Company maintained a $1 billion Secured Revolving Credit Facility (the "Facility") for Lehman Brothers International (Europe) ("LBIE"), the Company's major operating entity in Europe. Under the terms of this committed facility, the bank group has committed to provide up to $1 billion on a secured basis with a variety of financial instruments as collateral. The bank group has further committed to provide loans under the Facility for up to 6 months beyond the Facility maturity date. The loans provided by the bank group are available in several currencies including U.S. Dollar, British pound sterling, Deutsche mark, ECU, French franc, and Italian lira, as well as many other currencies as required. There were no borrowings outstanding under this Facility as of May 31, 1996. However, the Company anticipates utilizing this Facility for general corporate purposes from time to time.

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

At May 31, 1996 and November 30, 1995, Total Capital consisted of the following:

                                          May 31,            November 30,
Long-term debt:                            1996                  1995
                                       -----------            ----------
     Senior notes                        $10,574               $10,505
     Subordinated indebtedness             2,995                 2,260
                                         -------                ------
                                          13,569                12,765
                                          ------                ------
Stockholders' equity:
     Preferred equity                        508                   708
     Common equity                         3,058                 2,990
                                         -------                 -----
                                           3,566                 3,698
                                         -------                ------
Total Capital                            $17,135               $16,463
                                         =======               =======

         During the six months ended May 31, 1996, the Company issued $2,246 million in long term-debt, which was $829 million in excess of its maturing debt. As part of these issuances, the Company issued $200 million of Quarterly Income Capital Securities ("Series A QUICS"). The Series A QUICS are subordinated to all senior and subordinated debt of the Company. The Company repurchased the $200 million 8.44% Cumulative Preferred Stock owned by American Express ("Cumulative Preferred Stock") with the proceeds from the Series A QUICS. The repurchase of the preferred stock included a premium of $2 million over the par value which is included in preferred dividends in determining net income applicable to common stock. Because of the repayment of the Cumulative Preferred Stock, total stockholders' equity decreased by $200 million; however, with the issuance of the Series A QUICS, Total Capital remained unchanged.

         Excluding the Series A QUICS, these issuances were used to refinance current and prefund expected maturities of long-term debt in 1996. Additionally, these issuances were consistent with the Company's intent to increase Total Capital and issue long-term debt when opportunities in the market arise.

         At May 31, 1996, the Company had approximately $5.6 billion available for issuance of debt securities under various shelf registrations and debt programs.

         Preferred stockholders' equity decreased to $508 million at May 31, 1996 from $708 million at November 30, 1995 due to the repurchase of the Cumulative Preferred Stock. Common stockholders' equity increased to $3,058 million at May 31, 1996 from $2,990 million at November 30, 1995 due to the retention of earnings partially offset by the repurchase of approximately 4.7 million shares of treasury stock and the payment of dividends. The repurchase of these shares, as well as any additional share repurchases in 1996, will be allocated to fund certain stock awards made under the Company's incentive plans.

         On May 29, 1996, the Company announced an odd-lot buyback program for stockholders who own less than 100 shares as of May 15, 1996. Approximately 200,000 shares were tendered by the July 9, 1996 deadline. The Company extended this buyback program to August 2, 1996.

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

                                        Holdings                    LBI
                                        --------                    ---
                                  Short-term   Long-term Short-term  Long-term**
- --------------------------------------------------------------------------------
Duff & Phelps Credit Rating Co.      D-1         A       D-1            A/A-
Fitch Investors Service Inc.         F-1         A       F-1            A/A-
IBCA                                 A1          A-      A1             A/A-
Moody's                              P2          Baa1    P2             A3*/Baa1
S&P +                                A-1         A       A-1            A+*/A
Thomson BankWatch                    TBW-1       A-      TBW-1          A/A-
- --------------------------------------------------------------------------------
  * Provisional ratings on shelf registration
** Senior/subordinated
+  Long term ratings outlook revised to negative on September 21, 1994

Specific Business Activities and Transactions

         The  following  sections  include   information  on  specific  business
activities of the Company which affect overall liquidity and capital resources:

         High Yield Securities. The Company underwrites, trades, invests and makes markets in high yield corporate debt securities. The Company also syndicates, trades and invests in loans to below investment grade companies. For purposes of this discussion, high yield debt securities are defined as securities or loans to companies rated as BB+ or lower, or equivalent ratings by recognized credit rating agencies, as well as non-rated securities or loans which, in the opinion of management, are non-investment grade. Non-investment grade securities generally involve greater risks than investment grade securities due to the issuer's creditworthiness and the liquidity of the market for such securities. In addition, these issuers have higher levels of indebtedness, resulting in an increased sensitivity to adverse economic conditions. The Company recognizes these risks and aims to reduce market and credit risk through the diversification of its products and counterparties. High yield debt securities are carried at market value and unrealized gains or losses for these securities are reflected in the Company's consolidated statement of operations. The Company's portfolio of such securities at May 31, 1996 and November 30, 1995 included long positions with an aggregate market value of approximately $1.3 billion and $1.2 billion, respectively, and short positions with an aggregate market value of approximately $236 million and $172 million, respectively. The portfolio may from time to time contain concentrated holdings of selected issues. The Company's largest high yield position was $100 million and $73 million at May 31, 1996 and November 30, 1995, respectively.

         Westinghouse. In May 1993, the Company and Westinghouse Electric Corporation ("Westinghouse") entered into a partnership to facilitate the disposition of Westinghouse's commercial real estate portfolio, valued at approximately $1.1 billion, to be accomplished substantially through securitizations, asset sales and mortgage remittances. In 1995, the Company purchased the partnership interest owned by Westinghouse and sold an additional interest to an affiliate of Lennar Inc., (Lennar), a third party mortgage servicer. Currently, the Company and Lennar hold 75% and 25% of the partnership, respectively. Following the increase in ownership percentage, the partnership has been consolidated in the Company's Statement of Financial Position. The Company's net investment in the partnership at May 31, 1996 is $78 million. The partnership expects to substantially liquidate the remaining real estate by the end of 1996. The Company's original investment in the partnership was approximately $136 million. The Company also advanced approximately $750 million of financing to the partnership in 1993, which has subsequently been repaid in its entirety from proceeds related to the disposition of the real estate assets.

         Non-core Activities and Investments. In March 1990, the Company discontinued the origination of limited partnership syndications (the assets of which are primarily real estate) and investments in real estate. Currently, the Company acts as a general partner for approximately $4 billion of partnership investment capital and manages the remaining real estate investment portfolio. At May 31, 1996, the Company had $16 million of investments in these real estate activities, as well as $101 million of commitments and contingent liabilities under guarantees and credit enhancements, both net of applicable reserves. In certain circumstances, the Company provides financial and other support and assistance to such investments to maintain investment values. There is no contractual requirement that the Company continue to provide this support.

         The Company also has equity, partnership and debt investments made in previous years that are unrelated to its ongoing businesses. These investments are awaiting disposition or the occurrence of certain events which will ultimately lead to their liquidation. The Company carries these equity, partnership and debt investments at their estimated net realizable value, which approximates $81 million at May 31, 1996.

         Non-core activities and investments have declined 16% since November 30, 1995. Management's intention with regard to noncore assets is the prudent liquidation of these investments if and when possible.

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


Actions Relating to First Capital Holdings Inc. (Reported in Holdings' Annual Report on Form 10-K and First Quarter Report on Form 10-Q)

         At a hearing on June 24, 1996, the Court orally gave final approval to the settlement of the American Express Shareholder Action and the American Express Derivative Action.

Easton & Co. v. Mutual Benefit Life Insurance Co., et al.; Easton & Co. v. Lehman Brothers Inc. (Reported in Holdings' Annual Report on Form 10-K and First Quarter Report on Form 10-Q)

         LBI, together with the other defendants in Easton I and Easton II, has agreed to settle both cases, subject to court approval.

Lehman Brothers Commercial Corporation and Lehman Brothers Special Financing Inc. v. Minmetals International Non-Ferrous Metals Trading Company (Reported in Holdings' Annual Report on Form 10-K)

         On June 24, 1996, the court granted the motion of LBCC and LBSF to file an amended complaint naming CNM as an additional defendant.

EXHIBITS AND REPORTS ON FORM 8-K
- --------------------------------

The following exhibits and reports on Form 8-K are filed as part of this Quarterly Report, or where indicated, were heretofore filed and are hereby incorporated by reference:

(a)      Exhibits:

         11.      Computation of Per Share Earnings

         12.A     Computation in Support of Ratio of Earnings to Fixed Charges

         12.B Computation in Support of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends

         27.      Financial Data Schedule


(b)      Reports on Form 8-K:

         1.       Form 8-K dated June 20, 1996, Items 5 and 7.

                                   SIGNATURES
                                   ----------



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  LEHMAN BROTHERS HOLDINGS INC.
                                                     (Registrant)





Date:    July 15, 1996           By                /s/ Richard S. Fuld Jr.
                                          --------------------------------
                                          Richard S. Fuld, Jr.
                                          Chairman of the Board and
                                          Chief Executive Officer
                                          (Principal Executive Officer)




Date:    July 15, 1996           By                /s/ Charles B. Hintz
                                          -----------------------------
                                          Charles B. Hintz
                                          Chief Financial Officer
                                          (Principal Financial Officer)

                                  EXHIBIT INDEX
                                  -------------


Exhibit No.     Exhibit


Exhibit 11      Computation of Per Share Earnings

Exhibit 12A     Computation in Support of Ratio of Earnings to Fixed Charges

Exhibit 12B Computation in Support of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends

Exhibit 27      Financial Data Schedule

                                                                 Exhibit 11

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                        COMPUTATION of PER SHARE EARNINGS
                                   (Unaudited)
                        (In millions, except share data)


                                                            Three months      Three months      Six months        Six months
                                                                ended             ended            ended             ended
                                                               May 31,           May 31,          May 31,           May 31,
                                                                1996              1995             1996              1995
Primary:
Weighted average shares outstanding:
   Common stock                                               101,692,508       104,510,057      102,883,293      104,514,659
   Common stock issuable                                       11,594,020         5,466,763       11,693,861        5,510,020
   Common stock equivalents                                     1,502,160           271,927        1,276,455           166,658
                                                            -------------    --------------   --------------    --------------
   Total                                                      114,788,688       110,248,747      115,853,609      110,191,337
                                                              ===========       ===========      ===========      ===========

Net income                                                         $108.0          $  58.2           $212.1            $103.2
Preferred dividends (1)                                              (6.4)           (10.6)           (17.6)            (21.2)
                                                                  -------          -------          -------            ------
Net income applicable to common stock                              $101.6           $ 47.6           $194.5            $ 82.0
                                                                   ======           ======           ======            ======

Earnings per common share                                          $ 0.89           $ 0.43          $ 1.68             $ 0.74
                                                                   ======           ======          ======             ======

Fully diluted:
Weighted average shares outstanding:
   Common stock                                               101,692,508       104,510,057      102,883,293      104,514,659
   Common stock issuable                                       11,594,020         5,466,763       11,693,861        5,510,020
   Common stock equivalents                                     1,502,160           369,522        1,423,471           227,668
                                                            -------------    --------------    -------------    --------------
   Total                                                      114,788,688       110,346,342      116,000,625      110,252,347
                                                              ===========       ===========      ===========      ===========

Net income                                                         $108.0          $  58.2           $212.1            $103.2
Preferred dividends (1)                                              (6.4)           (10.6)           (17.6)            (21.2)
                                                                  -------          -------          -------            ------
Net income applicable to common stock                              $101.6           $ 47.6           $194.5            $ 82.0
                                                                   ======           ======           ======            ======

Earnings per common share                                          $ 0.89           $ 0.43          $ 1.68             $ 0.74
                                                                   ======           ======          ======             ======


(1) Amount for the six months ended May 31, 1996 includes the $2 million premium paid over par value to repurchase the $200 million 8.44% cumulative preferred stock owned by the American Express Company.

                                                                  Exhibit 12.A

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
          COMPUTATION in SUPPORT of RATIO of EARNINGS to FIXED CHARGES
                              (Dollars in millions)
                                   (Unaudited)

                                                                                     For the           For the            For the
                                                                                 Eleven Months      Twelve Months       Six Months
                                                   For the Year Ended                Ended               Ended             Ended
                                                       December 31               November 30        November 30           May 31
                                            --------------------------------     -----------        -----------           ------
                                             1991         1992          1993         1994               1995               1996
                                             ----         ----          ----         ----               ----               ----
Fixed Charges:
Interest expense:
    Subordinated indebtedness                $  170       $  150      $   144        $   158          $    206           $   104
    Bank loans and other
      borrowings*                             4,755        5,035        5,224          6,294            10,199             5,104
    Interest component of rentals
      of office and equipment                    70           74           76             42                44                18
  Other adjustments**                             2            2             7             4                28                10
                                          ----------   ----------    ---------     ---------         ---------          --------
    TOTAL (A)                                $4,997       $5,261       $5,451         $6,498           $10,477            $5,236
                                             =======      =======      ======        =========        ========            ======

Earnings:
  Pretax income (loss) from
    continuing operations                    $  150       $ (247)    $     27        $   193         $     369           $   327
  Fixed charges                               4,997        5,261         5,451         6,498            10,477             5,236
  Other adjustments***                            7        _____           (6)            (4)              (28)              (10)
                                          ---------                  --------      ---------          --------          --------
    TOTAL (B)                                $5,154       $5,014       $5,472         $6,687           $10,818            $5,553
                                             ======       ======       ======         ======           =======            ======
(B / A)                                       1.03       ****            1.00          1.03               1.03              1.06


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

**** Earnings were inadequate to cover fixed charges and would have had to increase $247 million in 1992 in order to cover the deficiencies.

                                                                 Exhibit 12.B

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
             COMPUTATION in SUPPORT of RATIO of EARNINGS to COMBINED
                      FIXED CHARGES and PREFERRED DIVIDENDS
                              (Dollars in millions)
                                   (Unaudited)

                                                                                      For the           For the            For the
                                                                                   Eleven Months      Twelve Months       Six Months
                                                   For the Year Ended                 Ended             Ended               Ended
                                                       December 31                November 30         November 30          May 31
                                            --------------------------------      -----------         -----------          ------
                                             1991         1992          1993         1994               1995                1996
                                             ----         ----          ----         ----               ----                ----
Combined Fixed Charges
 and Preferred Dividends:
   Interest expense:
    Subordinated indebtedness                $  170       $  150      $   144        $   158          $    206           $   104
    Bank loans and other
      borrowings*                             4,755        5,035        5,224          6,294            10,199             5,104
    Interest component of rentals
      of office and equipment                    70           74           76             42                44                18
  Other adjustments**                             2            2             7             4                28                10
                                          ----------   ----------    ---------     ---------         ---------          --------
  Total fixed charges                         4,997        5,261        5,451          6,498            10,477             5,236
  Preferred dividends (tax
    equivalent basis)                            48           48           48             58                64                28
                                           --------     --------      --------      --------         ---------          --------
     TOTAL (A)                               $5,045       $5,309       $5,499         $6,556           $10,541            $5,264
                                             ======       ======       ======         ======           =======            ======

Earnings:
  Pretax income (loss) from
    continuing operations                    $  150       $ (247)    $     27        $   193         $     369           $   327
  Fixed charges                               4,997        5,261         5,451         6,498            10,477             5,236
  Other adjustments***                            7        _____           (6)            (4)              (28)              (10)
                                          ---------                  --------      ---------          --------          --------
    TOTAL (B)                                $5,154       $5,014       $5,472         $6,687           $10,818            $5,553
                                             ======       ======       ======         ======           =======            ======
(B / A)                                       1.02       ****          ****            1.02               1.03              1.05

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

                                                                 Exhibit 27