Form 10-Q
period 1996-10-15
LEHMAN BROTHERS HOLDINGS INC
filed 1996-10-15
CIK 806085

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


      [ X ]          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 1996

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
(State or other jurisdiction of incorporation                (I.R.S. Employer
                 or organization)                           Identification No.)

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

As of September 30, 1996, 100,031,038 shares of the Registrant's Common Stock, par value $.10 per share, were outstanding.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES

                                    FORM 10-Q

                      FOR THE QUARTER ENDED AUGUST 31, 1996

                                      INDEX

Part I.           FINANCIAL INFORMATION                             Page Number

 Item 1.   Financial Statements - (unaudited)

           Consolidated Statement of Operations -
             Three and Nine Months Ended August 31, 1996
             and 1995   ..................................................    3

           Consolidated Statement of Financial Condition -
             August 31, 1996 and November 30, 1995 .......................    5

           Consolidated Statement of Cash Flows -
             Nine Months Ended August 31, 1996
             and 1995   ..................................................    7

           Notes to Consolidated Financial Statements.....................    9

  Item 2.  Management's Discussion and Analysis of
                        Financial Condition and Results of Operations....... 14

Part II.      OTHER INFORMATION

  Item 1.  Legal Proceedings     ........................................... 29

  Item 4.  Submission of Matters to a Vote of Security-Holders.............  30

  Item 6.  Exhibits and Reports on Form 8-K ................................ 31

Signatures................................................................   32

EXHIBIT INDEX         ....................................................   33

Exhibits

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                      CONSOLIDATED STATEMENT of OPERATIONS
                                   (Unaudited)
                      (In millions, except per share data)

                                                        Three months ended
                                                August 31,          August 31,
                                                   1996                 1995
                                              --------------       ---------
Revenues
     Principal transactions                          $ 303              $  245
     Investment banking                                237                 251
     Commissions                                        77                 116
     Interest and dividends                          2,964               2,830
     Other                                               4                  11
                                                  --------             -------
         Total revenues                              3,585               3,453
     Interest expense                                2,863               2,703
                                                     -----               -----
         Net revenues                                  722                 750
                                                    ------               -----
Non-interest expenses
     Compensation and benefits                         366                 380
     Brokerage, commissions and clearance fees          62                  59
     Communications                                     35                  43
     Occupancy and equipment                            37                  44
     Professional services                              38                  39
     Business development                               23                  27
     Depreciation and amortization                      22                  26
     Other                                              23                  23
                                                    ------              ------
          Total non-interest expenses                  606                 641
                                                     -----               -----
Income before taxes                                    116                 109
     Provision for income taxes                         39                  38
                                                    ------              ------
Net income                                           $  77              $   71
                                                     =====              ======
Net income applicable to common stock                $  71              $   60
                                                     =====              ======

Average common and common equivalent
   shares outstanding                                117.2               116.2
                                                     =====               =====
Earnings per common share                            $0.60               $0.52
                                                     =====               =====



                 See notes to consolidated financial statements.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                      CONSOLIDATED STATEMENT of OPERATIONS
                                   (Unaudited)
                      (In millions, except per share data)

                                                      Nine months ended
                                                August 31,        August 31,
                                                   1996              1995
                                                 ---------        -------
Revenues
    Principal transactions                          $1,114           $  959
    Investment banking                                 671              540
    Commissions                                        267              342
    Interest and dividends                           8,369            7,986
    Other                                               27               36
                                                  --------          -------
         Total revenues                             10,448            9,863
     Interest expense                                8,072            7,675
                                                    ------            -----
         Net revenues                                2,376            2,188
                                                     -----            -----
Non-interest expenses
     Compensation and benefits                       1,205            1,111
     Brokerage, commissions and clearance fees         176              183
     Communications                                    114              137
     Occupancy and equipment                           114              134
     Professional services                             111              123
     Business development                               75               84
     Depreciation and amortization                      68               80
     Other                                              71               67
                                                    ------          -------
          Total non-interest expenses                1,934            1,919
                                                     -----            -----
Income before taxes                                    442              269
      Provision for income taxes                       153               95
                                                    ------          -------
Net income                                           $ 289            $ 174
                                                     =====            =====
Net income applicable to common stock                $ 265            $ 142
                                                     =====            =====

Average common and common equivalent shares
      outstanding                                    116.3            112.2
                                                     =====            =====
Earnings per common share                            $2.28            $1.27
                                                     =====            =====



                 See notes to consolidated financial statements.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                                   (Unaudited)
                                  (In millions)

                                     ASSETS

                                                   August 31,       November 30,
                                                       1996               1995

Cash and cash equivalents                              $1,509          $   874

Cash and securities segregated and on deposit
 for regulatory and other purposes                        841              945

Securities and other financial instruments owned:
 Governments and agencies                              24,533           22,849
 Corporate obligations and other contractual
                        commitments                     9,777           11,415
 Corporate stocks and options                           6,356            7,143
 Mortgages and mortgage-backed                          8,375            6,847
 Certificates of deposit and other money market
                          instruments                   2,586            3,068
                                                    ------------       ---------
                                                       51,627           51,322
                                                     -----------        --------
Collateralized short-term agreements:
 Securities purchased under agreements to resell       35,450           36,234
 Securities borrowed                                   24,350           16,290

Receivables:
 Brokers, dealers and clearing organizations            3,706            2,845
 Customers                                              5,212            3,891
 Others                                                 1,539            1,434

Property, equipment and leasehold improvements
 (net of accumulated depreciation and amortization
 of $639 in 1996 and $585 in 1995)                        473              495

Deferred expenses and other assets                        785              793

Excess of cost over fair value of net assets
 acquired (net of accumulated amortization
 of $101 in 1996 and $95 in 1995)                         174              180
                                                   ----------         ----------
    Total assets                                     $125,666         $115,303
                                                     ========          ========




                 See notes to consolidated financial statements.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
            CONSOLIDATED STATEMENT OF FINANCIAL CONDITION (Continued)
                                   (Unaudited)
                        (In millions, except share data)
                                                       August 31,   November 30,
                                                            1996         1995

LIABILITIES AND STOCKHOLDERS' EQUITY
Commercial paper and short-term debt                       $  7,130    $  6,235
Securities and other financial instruments sold but not
 yet purchased:
 Governments and agencies                                  13,261        11,665
 Corporate stocks and options                               5,549         4,393
 Corporate obligations and other contractual commitments    3,291         3,796
                                                           ---------     -------
                                                             22,101      19,854
                                                            --------      ------
Collateralized short-term financings:
 Securities sold under agreements to repurchase            57,415        59,035
 Securities loaned                                          6,682         1,966
Payables:
 Brokers, dealers and clearing organizations                1,726         2,513
 Customers                                                  9,686         6,311
Accrued liabilities and other payables                      2,971         2,926
Long-term debt:
 Senior notes                                              11,020        10,505
 Subordinated indebtedness                                  3,194         2,260
                                                          ---------    ---------
      Total liabilities                                   121,925       111,605
                                                          -------       -------
Commitments and contingencies

STOCKHOLDERS' EQUITY
 Preferred Stock, $1 par value; 38,000,000
     shares authorized:
  5% Cumulative Convertible Voting, Series A,
     13,000,000 shares authorized, issued and
     outstanding; $39.10 liquidation preference per share     508           508
  8.44% Cumulative Voting, 8,000,000 shares issued and
     outstanding;
  $25.00 liquidation preference per share                                   200
  Redeemable Voting, 1,000 shares issued and outstanding;
  $1.00 liquidation preference per share
   Common Stock, $.10 par value; 300,000,000 shares
   authorized;
    shares issued: 106,354,965 in 1996 and 105,684,565
    in 1995;  shares outstanding: 100,027,645 in 1996 and
    104,565,875 in 1995                                        11            11
Common Stock issuable                                         327           211
Additional paid-in capital                                  3,183         3,172
Foreign currency translation adjustment                         8             9
Accumulated deficit                                          (150)         (397)
Common Stock in treasury at cost:6,327,320 shares in 1996
    and 1,118,690 shares in 1995                             (146)          (16)
                                                          ---------   ----------
   Total stockholders' equity                               3,741         3,698
                                                          --------    ----------
   Total liabilities and stockholders' equity            $125,666      $115,303
                                                          ========     ========


                 See notes to consolidated financial statements.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                  (In millions)

                                                            Nine months ended
                                                        August 31,    August 31,
                                                           1996           1995
                                                          ------       -------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                  $  289     $    174
Adjustments to reconcile net income to net cash (used in)
 provided by operating activities:
 Depreciation and amortization                                  68           80
 Provisions for losses and other reserves                       32           28
 Other adjustments                                             151          150
Net change in:
 Cash and securities segregated                                104          654
 Receivables from brokers, dealers and clearing
  organizations                                               (861)         702
 Receivables from customers                                 (1,321)      (1,380)
 Securities purchased under agreements to resell               784          317
 Securities borrowed                                        (8,060)      (7,561)
 Securities and other financial instruments owned             (305)        (702)
 Payables to brokers, dealers and clearing organizations      (787)        (383)
 Payables to customers                                       3,375        5,196
 Accrued liabilities and other payables                         32          (25)
 Securities sold under agreements to repurchase             (1,620)        (532)
 Securities loaned                                           4,716        1,798
 Securities and other financial instruments sold but
   not yet purchased                                        2,247         3,414
 Other operating assets and liabilities, net                  (108)       1,492
                                                             ------      ------

      Net cash (used in) provided by operating activities    (1,264)     $3,422
                                                             -------     ------



                 See notes to consolidated financial statements.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
                                   (Unaudited)
                                  (In millions)
                                Nine months ended
                                                        August 31,   August 31,
                                                           1996          1995
                                                          ------       --------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of senior notes                       $2,314      $4,301
Principal payments of senior notes                           (1,831)     (2,885)
Proceeds from issuance of subordinated indebtedness           1,175         258
Principal payments of subordinated indebtedness                (246)       (214)
Net proceeds from (payments for) commercial paper and
    short-term debt                                             909      (3,657)
Payment for repurchase of preferred stock                      (200)
Payments for treasury stock purchases                          (130)
Dividends paid                                                  (43)        (49)
                                                           --------     --------
    Net cash provided by (used in) financing activities       1,948      (2,246)
                                                              ------      ------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property,equipment and leasehold
  improvements                                                  (49)        (39)
                                                           ---------     -------
           Net cash used in investing activities                (49)        (39)
                                                           --------      -------
           Net change in cash and cash equivalents              635       1,137
                                                            -------       ------
Cash and cash equivalents, beginning of period                  874         964
                                                            -------      -------
           Cash and cash equivalents, end of period          $1,509      $2,101
                                                             ======       ======


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (in millions)

         Interest paid totaled $8,109 and $7,611 for the nine months ended August 31, 1996 and 1995, respectively. Income taxes paid totaled $52 and $65 for the nine months ended August 31, 1996 and 1995, respectively.





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

2.  Long-Term Debt:

         During the nine months ended August 31, 1996, the Company issued $3,489 million of long-term debt (comprised of $2,314 million of senior notes and $1,175 million of subordinated debt). Of the total issuances for the first nine months of 1996, $1,761 million were U.S. dollar fixed rate, $922 million were U.S. dollar floating rate and $806 million were foreign currency denominated. The U.S. dollar fixed rate issuances included $200 million 8.30% Quarterly
Income Capital Securities ("Series A QUICS"), which were issued to fund the repurchase of the $200 million 8.44% Cumulative Preferred Stock from American Express. The remaining issuances were used to refinance current and prefund expected maturities of long-term debt for the remainder of 1996 as well as to increase total capital (stockholders' equity plus long-term debt).

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

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS

         The Company's floating rate new issuances contain contractual interest rates based primarily on London Interbank Offered Rates ("LIBOR") and Prime. All of the Company's U.S. dollar fixed rate new issuances, including the Series A QUICS, were effectively converted to floating rate obligations through the use of interest rate swaps. In addition, the majority of the Company's foreign currency denominated new issuances were effectively converted to U.S. dollar obligations with floating interest rates based primarily on LIBOR through the use of currency swaps.

         The Company had approximately $2,077 million of long-term debt mature during the nine months ended August 31, 1996.

3.  Capital Requirements:

         As a registered broker-dealer, LBI is subject to SEC Rule 15c3-1, the Net Capital Rule, which requires LBI to maintain net capital of not less than the greater of 2% of aggregate debit items arising from customer transactions, as defined, or 4% of funds required to be segregated for customers' regulated commodity accounts, as defined. At August 31, 1996, LBI's regulatory net capital, as defined, of $1,708 million exceeded the minimum requirement by $1,616 million.

         Lehman Brothers International (Europe) ("LBIE"), Lehman Brothers Japan Inc. ("LBJ") and other Holdings subsidiaries are subject to various securities, commodities and banking regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. At August 31, 1996, LBIE's and LBJ's combined regulatory capital, as defined, exceeded the minimum requirement by approximately $379 million. At August 31, 1996, other Holdings subsidiaries were in compliance with the applicable local capital adequacy requirements. The Company's triple-A rated derivatives subsidiary, Lehman Brothers Financial Products Inc., has established certain capital and operating restrictions which are reviewed by various rating agencies.

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


                                                                                                     Average Fair Value*
                                                                      Fair Value*                 Nine Months Ended
                                                                  August 31, 1996                     August 31, 1996
                                                                  ---------------                     ---------------
                                                                  Assets      Liabilities          Assets       Liabilities
---------------------------------------------------------------------------------------------------------------------------
Interest rate and currency swaps and options
     (including caps, collars and floors)                         $3,589        $1,770            $3,324         $1,728
Foreign exchange forward contracts and options                       782         1,102               942          1,385
Options on other fixed income securities,
     mortgage-backed securities forward contracts
     and options                                                     333           284               244            227
Equity contracts (including equity swaps, warrants
     and options)                                                    607           793               661            661
Commodity contracts (including swaps, forwards,
     and options)                                                    563           560               549            458
                                                                -------------------------------------------------------

Total                                                             $5,874        $4,509            $5,720         $4,459
                                                                  -----------------------------------------------------

                                                                                                 Average Fair Value*
                                                                      Fair Value*               Twelve Months Ended
                                                                November 30, 1995                 November 30, 1995
                                                                -----------------                -----------------
                                                                  Assets      Liabilities          Assets       Liabilities
---------------------------------------------------------------------------------------------------------------------------
Interest rate and currency swaps and options
     (including caps, collars and floors)                         $2,680        $2,260             $2,729        $2,102
Foreign exchange forward contracts and options                     1,248         1,428              1,455         1,461
Options on other fixed income securities,
     mortgage-backed securities forward contracts
     and options                                                     204           188                213           241
Equity contracts (including equity swaps, warrants
     and options)                                                    804           953                717           747
Commodity contracts (including swaps, forwards,
     and options)                                                    339           434                405           487
                                                                 ------------------------------------------------------

Total                                                             $5,275        $5,263             $5,519        $5,038
                                                                  -----------------------------------------------------

* Amounts represent carrying value (exclusive of collateral) and do not include receivables or payables related to exchange traded futures contracts.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS

         Assets included in the table above represent the Company's unrealized gains, net of unrealized losses for which the Company has a master netting agreement. Similarly, liabilities represent net amounts owed to counterparties. Therefore, the fair value of assets related to derivative contracts at August 31, 1996 represents the Company's net receivable for derivative financial instruments before consideration of collateral. Included within this amount was $5,766 million and $108 million, respectively, related to OTC and exchange-traded contracts.

         With respect to OTC contracts, the Company views its net credit exposure to be $4,005 million at August 31, 1996, representing the fair value of the Company's OTC contracts in an unrealized gain position, after consideration of collateral received on these contracts of $1,761 million. Presented below is an analysis of the Company's net credit exposure for OTC contracts based upon internal designations of counterparty credit quality.

Counterparty                S&P/Moody's                       August 31, 1996
 Risk Rating                   Equivalent                Net Credit Exposure
------------          -------------------------          -------------------
       1              AAA/Aaa                                       18%
       2              AA-/Aa3 or higher                             24%
       3              A-/A3 or higher                               38%
       4              BBB-/Baa3 or higher                           15%
       5              BB-/Ba3 or higher                              4%
       6              B+/B1 or lower                                 1%
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

6.  Incentive Plans:

         In June 1996, the Compensation and Benefits Committee of the Board of Directors of Holdings (the "Compensation Committee") approved the 1996 Stock Award Program (the "1996 Program"), pursuant to the Lehman Brothers Holdings Inc. Employee Incentive Plan ("EIP"). Under the 1996 Program, eligible employees are to receive, subject to vesting provisions and transfer restrictions, approximately five million restricted stock units ("RSUs"). These RSUs will vest 80% on July 1, 1997 and 20% on July 1, 2001. A total of 20 million shares of common stock may be subject to awards under the EIP. Through August 31, 1996, approximately eleven million shares have been awarded, consisting of approximately 7 million RSUs for both the 1996 Program and for new hires as part of the Company's recruitment efforts, 1.4 million options granted in 1995 and approximately 2.7 million options granted in 1996 to certain senior officers. The Company controls the dilutive impact of these awards through open market purchases.

         In addition, members of the Corporate Management Committee ("CMC") and certain senior officers are eligible to receive RSUs based on the achievement of 1996 performance goals, with approximately one million RSUs expected to be awarded in total under the 1996 Management Ownership Plan (the "1996 Plan") and the EIP. The 1996 Plan was approved by shareholders on April 10, 1996.

         In the second quarter of 1996, the Company granted approximately 0.8 million options under the 1996 Plan to members of the CMC at an average market price on the dates of grant of $24.06 (the "1996 Options"). The 1996 Options become exercisable in four and one half years and expire five years after grant date; exercisability is accelerated ratably in one-third increments at such time as the closing price of the common stock meets, or exceeds, $28.00, $30.00 and $32.00 for 30 consecutive trading days. If a minimum target price is not reached and maintained for the specified period in the four and one half year period following issuance, the award recipients may then exercise all of their options thereafter. Also, in the second quarter, the Company granted approximately 2.7 million options under the EIP to certain senior officers (as previously mentioned in the 1996 Program discussion above) at an average market price on the dates of grant of $24.19, with provisions similar to the 1996 Options. No compensation expense has been recognized for any of these stock options as all have been issued at the market price of the common stock on the date of the respective grant.

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

         The favorable market environment experienced during the second half of 1995 continued into 1996. The U.S. bond market rallied, as expectations for additional easing by the U.S. Federal Reserve Bank and the possibility of a deficit reduction package positively impacted the industry as a whole. Internationally, weakness in the major European economies produced a round of interest rate cuts from a number of central banks in an effort to promote stronger economic growth. These actions led to more positive market conditions in Europe. The favorable worldwide trend in interest rates also supported strong performance in global equity markets. All of these factors led to continued strength in debt and equity underwriting volumes.

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

         Late in the second quarter of 1996, the tone in the U.S. fixed income market became decidedly more negative. Recent strength in the U.S. economy created a more volatile market environment in terms of heightened inflationary expectations and a general increase in interest rates. Investors reflected the uncertainty of a possible Federal Reserve tightening by becoming less active in general and more defensive. Fixed income underwriting continued at a reasonable pace as issuers accelerated financing in anticipation of higher interest rates later in the year. The equity market, meanwhile, continued to exhibit strength as positive cash flows into mutual funds provided a strong underpinning for both trading and syndicate activity. The second quarter realized record levels of merger and acquisition activity, reflecting strategic purchases, restructurings, spin-offs and growth in cross-border transactions.

         Investor defensiveness continued into the third quarter of 1996, particularly in the months of June and July. August experienced a more typical seasonal slowdown in capital markets' activity. The U.S. market continued to reflect concerns over higher inflation, tighter labor markets, possible wage pressures and higher commodity prices. A series of indicators on employment, price levels and growth in the economy provided mixed signals to the market place, adding to the uncertainty with regard to the direction of interest rates. Bond investors reacted to this volatility by becoming cautious and less active. The equity markets were also impacted by the interest rate volatility, as the stock market moved lower over concerns about weaker corporate earnings. Equity trading volumes were lower as flows into mutual funds slowed; and the pace of equity underwriting slowed as less liquidity in the marketplace caused issuers to postpone transactions into the fourth quarter.

         Early in the fourth quarter, market dynamics strengthened as concerns over inflation and economic growth diminished. Customer activity in the bond markets increased, and the enhanced liquidity encouraged higher underwriting volumes. Similarly, in the U.S. equity markets, renewed strength in mutual fund flows also produced higher customer trading activity, while improved valuations prompted increased equity syndicate activity. In the major global markets, prospects for lower interest rates to offset tighter fiscal policies and to encourage stronger economic growth created a favorable market environment.








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

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Results of Operations
For the Three Months Ended August 31, 1996 and August 31, 1995

         The Company reported net income of $77 million for the third quarter ended August 31, 1996 representing an increase of 8% from net income of $71 million for the third quarter ended August 31, 1995. Earnings per common share increased to $0.60 for the third quarter of 1996 from $0.52 for the third quarter of 1995. The results for the quarter ended August 31, 1996 reflect the continuing benefits of the Company's cost reduction program.

         Net revenues decreased to $722 million for the third quarter of 1996 from $750 million for the third quarter of 1995 and $833 million for the second quarter of 1996. The decrease in net revenues reflected reduced customer flow activities in governments, NASDAQ and equity listed businesses partially offset by more favorable results from fixed income derivatives and mortgages. The decrease in investment banking revenues as compared to the third quarter of 1995 reflected a decline in merchant banking results partially offset by stronger origination volumes and a higher level of advisory fees.

         Compensation and benefits expense as a percentage of net revenues was 50.7% for both the third quarter of 1996 and 1995, reflecting the sixth successive quarter of consistent compensation levels relative to net revenues. Nonpersonnel expenses declined for the ninth consecutive quarter to $240 million for the third quarter of 1996 from $261 million for the third quarter of 1995. The reduction in nonpersonnel expenses led to an improvement in the Company's pretax operating margin to 16.0% in the third quarter of 1996 from 14.5% for the third quarter of 1995.

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

         Net revenues from the Company's market-making and trading activities in fixed income and equity products are recognized as either principal transactions or net interest revenues depending upon the method of financing and/or hedging related to specific inventory positions. The Company evaluates its trading strategies on an overall profitability basis which includes both principal transactions revenues and net interest. Therefore, changes in net interest should not be viewed in isolation but should be viewed in conjunction with revenues from principal transactions. Net interest revenues were $101 million for the third quarter of 1996 compared to $127 million for the third quarter of 1995. This decrease was attributable to a change in the mix of the Company's assets and reduced spreads on certain U.S. government matched book financing transactions.

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

Three Months Ended August 31, 1996

                             Principal
                        Transactions and                Investment
                            et Interest    Commissions    Banking   Other  Total
--------------------------------------------------------------------------------
Fixed Income                       $388          $12     $  72             $472
Equity                               20           60        62       $1     143
Corporate Finance Advisory                                  62               62
Merchant Banking                     (5)                    41               36
Asset Management                      1            5                  3       9
--------------------------------------------------------------------------------
                                   $404          $77      $237       $4    $722
--------------------------------------------------------------------------------


Three Months Ended August 31, 1995

                            Principal
                        Transactions and                Investment
                           Net Interest  Commissions   Banking     Other   Total
--------------------------------------------------------------------------------
Fixed Income                $271         $  23        $  55       $  3     $352
Equity                       102            86           71          1      260
Corporate Finance Advisory     2                         53                  55
Merchant Banking              (5)                        72                  67
Asset Management               2             7                       7       16
--------------------------------------------------------------------------------
                            $372          $116         $251        $11     $750
--------------------------------------------------------------------------------

         Fixed Income. The Company's fixed income net revenues reflect customer flow activities (both institutional and high-net-worth retail), secondary trading, debt underwriting, syndicate and financing activities related to fixed income products. Fixed income products include dollar- and non-dollar government securities, mortgage- and asset-backed securities, money market products, dollar- and non-dollar corporate debt securities, emerging market securities, municipal securities, financing (global access to debt financing sources including repurchase and reverse repurchase agreements), foreign exchange, commodities and fixed income derivative products. Fixed income net revenues increased 34% to $472 million for the third quarter of 1996 from $352 million for the third quarter of 1995, and decreased 7% from $509 million in the second quarter of 1996. The improvement in the third quarter results over the prior year reflected the stronger syndicate calendar in 1996 and improved customer flow and net trading results (principal transactions and net interest) from a number of fixed income products including fixed income derivatives, mortgages, emerging markets, high yield, firm financing and municipals. The decrease in fixed income net revenues as compared to the trailing quarter reflected a slowdown in customer flow activities due to the uncertainty surrounding a potential increase in U.S. interest rates. Investment banking revenues, as a component of fixed income revenues, increased to $72 million for the third quarter of 1996 from $55 million for the third quarter of 1995 due to a strengthening in origination volumes and an improved mix of underwriting revenues.

         Equity.  Equity net revenues  reflect  customer flow  activities  (both institutional and high-net-worth retail), secondary trading, equity underwriting, equity finance, equity derivatives and arbitrage activities. The Company's equity net revenues decreased 45% to $143 million for the third quarter of 1996 from $260 million for the third quarter of 1995, and decreased 42% from the $245 million for the second quarter of 1996. This decrease was caused by reduced customer flow activities and lower equity underwriting due to concerns about earnings and interest rates. Declining valuations and less liquidity in the marketplace prompted many issuers to postpone transactions that had been planned for the third quarter.

         Corporate Finance Advisory. Corporate finance advisory net revenues, classified in the Consolidated Statement of Operations as a component of investment banking revenues, result primarily from fees earned by the Company in its role as strategic advisor to its clients. This role primarily consists of advising clients on mergers and acquisitions, divestitures, leveraged buyouts, financial restructurings, and a variety of cross-border transactions. Net revenues from corporate finance advisory increased to $62 million for the third quarter of 1996 reflecting a 13% increase from the $55 million recognized in the third quarter of 1995. This increase reflected continued strength in the merger and acquisition market environment.

         Merchant Banking. The Company is the general partner for six merchant banking partnerships, including three institutional funds and three employee investment vehicles. In December 1995, the Company established the third of its employee investment vehicles, Capital Partners III. Current merchant banking investments held by the partnerships include both publicly traded and privately held companies diversified on a geographic and industry basis. At August 31, 1996 the Company's investment in such merchant banking partnerships for which the Company acts as a general partner, was $300 million. At August 31, 1996 the Company had commitments to fund up to $200 million in Capital Partners III over the commitment period ending June 30, 2000. There are no funding commitments to the remaining five partnerships.

         Merchant banking net revenues primarily represent the Company's proportionate share of net realized and net unrealized gains and losses from the sale and revaluation of investments held by the partnerships. Such amounts are classified in the Consolidated Statement of Operations as a component of investment banking revenues. Merchant banking net revenues also reflect the net interest expense relating to the financing of the Company's investment in the partnerships. Merchant banking net revenues of $36 million for the third quarter of 1996, decreased 46% from the $67 million recognized in the third quarter of 1995, reflecting a reduction in the net gains recognized on the publicly traded investments held by the partnerships.

         Asset Management. Revenues from asset management activities decreased to $9 million for the third quarter of 1996 from $16 million for the third quarter of 1995, primarily due to the sale of the Company's offshore mutual fund advisory business in February 1996 to Legg Mason. During the third quarter, the Company agreed to sell its family of domestic money market funds to Federated Investors. Historically, Asset Management revenues primarily consist of fees from the management of various funds, commissions from the sale of funds to customers and fees from the management of certain accounts for institutions and high-net-worth individuals.

         Non-Interest Expenses. Non-interest expenses were $606 million for the third quarter of 1996 and $641 million for the third quarter of 1995. Compensation and benefits expense as a percentage of net revenues remained unchanged from the prior year quarter at 50.7%. Nonpersonnel expenses declined for the ninth consecutive quarter to $240 million for the third quarter of 1996 from $261 million for the third quarter of 1995 and $242 million for the second quarter of 1996, reflecting the Company's commitment to reducing costs.

         The $300 million cost reduction program originally announced at year-end 1994 was completed by year-end 1995. As a result, the Company's expense base has been permanently lowered. The Company continued its focus on reducing nonpersonnel costs during 1996, achieving additional annualized cost savings of $56 million as of the third quarter of 1996 relative to the fourth quarter 1995 run rate. The Company's goal is to achieve total annualized nonpersonnel cost savings in excess of $50 million by the end of 1996 relative to the fourth quarter 1995 run rate.

         In addition to the cost reduction efforts described above, the Company continually reviews its business lines and activities in terms of profitability and strategic fit. These reviews could result in the resizing or exiting of certain business lines and activities, which could lead to the re-deployment or reduction of Company resources.

         Income Taxes. The Company's income tax provision was $39 million for the third quarter of 1996 as compared to $38 million for the third quarter of 1995. The effective tax rate was 34% for the third quarter of 1996 as compared to 35% for the third quarter of 1995. The lower rate in 1996 is primarily attributable to continued benefits from the restructuring of certain legal entities in 1995, partially offset by an increase in state and local taxes.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Results of Operations
For the Nine Months Ended August 31, 1996 and August 31, 1995

         The Company reported net income of $289 million for the nine months ended August 31, 1996 representing an increase of 66% from net income of $174 million for the nine months ended August 31, 1995. Earnings per common share increased to $2.28 for the nine months of 1996 from $1.27 for the comparable 1995 period. The improved results for 1996 reflect stronger earnings and enhanced margins, amid a period of generally improved market conditions.

         Net revenues increased to $2,376 million for the nine months of 1996 from $2,188 million for the nine months of 1995. The increase in net revenues reflected strengthening in customer flow and trading activities in a number of fixed income and equity product areas and improved investment banking results. The increase in revenues from investment banking in 1996 reflected a significant strengthening in underwriting volumes and improved corporate finance advisory revenues partially offset by reduced merchant banking revenues.

         Compensation and benefits expense as a percentage of net revenues was 50.7% and 50.8% for the nine months ended August 31, 1996 and 1995, respectively. Nonpersonnel expenses declined to $729 million for the nine months ended August 31, 1996 from $808 million for the comparable 1995 period. The increase in net revenues and the corresponding reduction in nonpersonnel expenses led to an improvement in the Company's pretax operating margin to 18.6% for the nine months of 1996 from 12.3% for the nine months of 1995.

         Net interest revenues were $297 million for the nine months of 1996 compared to $311 million for the nine months of 1995. Changes in net interest revenue should not be viewed in isolation, as the results of the Company's trading activities can fluctuate between either principal transactions or net interest revenues depending upon the method of financing and/or hedging related to specific inventory positions. The decrease in net interest revenues is due to a number of factors including reduced spreads on certain U.S. government matched book financing transactions and increased interest expense resulting from the issuance of the Series A QUICS (proceeds used to repurchase the Company's Cumulative Preferred Stock), partially offset by a slight increase in total interest earning assets for the period.

         The following table of net revenues by business unit and the accompanying discussion have been prepared in order to present the Company's net revenues in a format that reflects the manner in which the Company manages its businesses. Net revenues by business unit contain certain internal allocations, including funding costs, which are centrally managed.

Nine Months Ended August 31, 1996

                            Principal
                        Transactions and               Investment
                          Net Interest   Commissions    Banking    Other   Total
--------------------------------------------------------------------------------
Fixed Income                  $1,244       $  45        $218      $  9    $1,516
Equity                           181         206         187         5       579
Corporate Finance Advisory                   169                   169
Merchant Banking                 (16)                     97                  81
Asset Management                   2          16                    13        31
--------------------------------------------------------------------------------
                              $1,411        $267        $671       $27    $2,376
--------------------------------------------------------------------------------

Nine Months Ended August 31, 1995

                            Principal
                         Transactions and               Investment
                          Net Interest      Commissions  Banking    Other  Total
--------------------------------------------------------------------------------
Fixed Income                $1,049            $73        $124       $14   $1,260
Equity                         238            248         117         3      606
Corporate Finance Advisory       3                        145                148
Merchant Banking               (20)                       154                134
Asset Management                               21                    19       40
--------------------------------------------------------------------------------
                            $1,270           $342        $540       $36   $2,188
--------------------------------------------------------------------------------

         Fixed Income. Fixed income net revenues increased 20% to $1,516 million for the nine months ended August 31, 1996 from $1,260 million in the prior year period, reflecting the general strengthening of the business environment in 1996. Fixed income revenues for 1996 improved versus 1995 primarily as a result of increased customer trading volumes reflecting a strengthening in the U.S. economy with a reduced federal deficit and relatively low levels of inflation. The improved market conditions resulted in a significant increase in investment banking results and greater contributions from customer flow and trading activities in a number of fixed income products including mortgages, emerging markets, fixed income derivatives and firm financing. Investment banking revenues, as a component of fixed income revenues, increased 76% to $218 million for the nine months ended August 31, 1996 from $124 million for the nine months ended August 31, 1995 due to a strengthening in origination volumes and an improved mix of underwriting revenues.

         Equity. The Company's equity net revenues decreased 4% to $579 million for the nine months ended August 31, 1996 from $606 million for the nine months ended August 31, 1995. Equity revenues decreased in 1996 as significantly improved underwriting results were more than offset by reduced profitability from the Company's equity customer flow activities. The improved underwriting volumes reflected the favorable economic environment in 1996 with generally increased trading volumes on listed exchanges and record flows of capital into equity mutual funds. For the nine months ended August 31, 1996, the Company also recognized reduced revenues from its equity arbitrage and equity financing businesses as compared to the prior year period, which were partially offset by improved results from equity derivatives.

         Corporate Finance Advisory. The net revenues for corporate finance advisory were $169 million for the nine months ended August 31, 1996 reflecting a 14% increase from the $148 million recognized in the nine months ended August 31, 1995. The environment for merger and acquisition activity during 1996 was strong as a result of heightened industry and cross-border consolidation.

         Merchant Banking. Merchant banking net revenues of $81 million for the nine months ended August 31, 1996, decreased 40% from the $134 million recognized in the nine months ended August 31, 1995, reflecting a reduction in the net gains recognized on the publicly traded investments held by the partnerships.

         Asset Management. Revenues from asset management activities decreased to $31 million for the nine months ended August 31, 1996 from $40 million for the nine months ended August 31, 1995, primarily due to the sale of the Company's offshore mutual fund advisory business in February 1996 to Legg Mason.

         Non-Interest Expenses. Non-interest expenses were $1,934 million for the nine months ended August 31, 1996 and $1,919 million for the nine months ended August 31, 1995. Compensation and benefits expense increased to $1,205 million in 1996 from $1,111 million in 1995. Compensation and benefits expense as a percentage of net revenues was 50.7% for nine months ended August 31, 1996 compared to 50.8% for the nine months ended August 31, 1995. Nonpersonnel expenses declined to $729 million for the nine months ended August 31, 1996 from $808 million for the nine months ended August 31, 1995, reflecting the effects of the Company's cost reduction efforts.

         Income Taxes. The Company's income tax provision was $153 million for the nine months ended August 31, 1996 as compared to $95 million for the nine months ended August 31, 1995. The effective tax rate was 35% for 1996 and 1995. The 1996 effective tax rate, although the same as 1995, reflects continued benefits from the restructuring of certain legal entities in 1995, partially offset by an increase in state taxes.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

The Company's total assets increased to $125.7 billion at August 31, 1996 from $115.3 billion at November 30, 1995. The increase in total assets is primarily attributable to an increase in fixed income and equity financing activities.

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

         Balance sheet leverage ratios are one methodology to evaluate the financial risk inherent in the balance sheet. The Company evaluates this risk by monitoring its adjusted leverage, defined as total assets less the lower of securities purchased under agreements to resell or securities sold under agreements to repurchase, which represent short-term collateralized transactions with high quality assets, divided by stockholders' equity. At August 31, 1996, and November 30, 1995, the Company's adjusted leverage ratios were 24.1x and 21.4x, respectively, increasing primarily due to an increased level of adjusted assets; however, the ratio continues to be in line with the period end leverage ratios of the Company's peer group of competitor firms.

Funding and Capital Policies

         The Company's Finance Committee, which includes senior officers from key areas of the Company, is responsible for establishing and managing the capital funding and liquidity policies of the Company. This includes recommendations for balance sheet size as well as the allocation of balance sheet to product areas as determined by internal profitability models including cost of capital and return on equity targets. In addition, in coordination with the Regional Asset and Liability Committees, the Finance Committee works to ensure coordination of global funding efforts. The Regional Asset and Liability Committees are aligned with the Company's geographic funding centers and are responsible for implementing funding strategies consistent with the direction set by the Finance Committee and to monitor and manage liquidity for each region. The primary goal of the Company's funding principles as set by the Finance Committee are to provide sufficient liquidity and availability of funding sources across a wide range of all market environments.

         As a policy, the Company attempts to maintain sufficient capital and funding to finance itself on a fully secured basis. The Company attempts to meet its funding requirements through a combination of collateralized short-term financings and short-term secured debt and Total Capital, (long-term debt plus stockholders' equity). In conjunction with this policy, the Company's overall liquidity objectives include maintaining a combination of excess unencumbered securities, unutilized bank lines and capital which would be available to fund less liquid assets and meet current maturities of short- and long-term unsecured borrowings.

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

         The Company's treasury area works closely with Financing and Equity Finance to develop funding plans to support the business areas, as well as to execute daily funding activities. On a daily basis, treasury is responsible for meeting any funding needs not met through Financing and Equity Finance. Treasury funding is managed globally through regional centers which have access to the capital markets though the issuance of commercial paper, as well as, access to bank credit lines and other short- and long-term debt instruments.

         At August 31, 1996 and November 30, 1995, $86 billion and $81 billion, respectively, of the Company's total balance sheet was financed using collateralized borrowing sources. The remainder of the financing for the balance sheet was comprised of commercial paper and short-term debt, payables and Total Capital. As of August 31, 1996 and November 30, 1995, commercial paper and short-term debt were $7.1 billion and $6.2 billion, respectively. Of these amounts, commercial paper outstanding at August 31, 1996 was $2.6 billion with an average maturity of 75 days, compared to $1.4 billion with an average maturity of 78 days at November 30, 1995.

         At August 31, 1996, Holdings maintained a Revolving Credit Agreement with a group of banks. Under the terms of the credit agreement, the banks have committed to provide up to $2 billion. The credit agreement contains restrictive covenants which require, among other things that the Company maintain specified levels of liquidity, consolidated capital and tangible net worth, as defined. At August 31, there were no borrowings outstanding under this facility and the Company was in compliance under all the covenant requirements of the agreement.

         In addition, the Company maintained a $1 billion Secured Revolving Credit Facility (the "Facility") for Lehman Brothers International (Europe) ("LBIE"), the Company's major operating entity in Europe. Under the terms of this committed facility, the bank group has committed to provide up to $1 billion on a secured basis with a variety of financial instruments as collateral. The bank group has further committed to provide loans under the Facility for up to 6 months beyond the Facility maturity date. The loans provided by the bank group are available in several currencies including U.S. Dollar, British pound sterling, Deutsche mark, ECU, French franc, and Italian lira, as well as many other currencies as required. There were no borrowings outstanding under this Facility as of August 31, 1996. However, the Company anticipates utilizing this Facility for general corporate purposes from time to time.

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

At August 31, 1996 and November 30, 1995, Total Capital consisted of the following:

                                   August 31,                       November 30,
Long-term debt:                       1996                               1995
                                  -----------                        ----------
     Senior notes                   $11,020                            $10,505
     Subordinated indebtedness        3,194                              2,260
                                    -------                            -------
                                     14,214                             12,765
                                     ------                             ------
Stockholders' equity:
     Preferred equity                   508                                708
     Common equity                    3,233                              2,990
                                    -------                            -------
                                      3,741                              3,698
                                    -------                            -------
Total Capital                       $17,955                            $16,463
                                    =======                            =======

         During the nine months ended August 31, 1996, the Company issued $3,489 million in long term-debt, which was $1,412 million in excess of its maturing debt. As part of these issuances, the Company issued $200 million of Quarterly Income Capital Securities ("Series A QUICS"). The Series A QUICS are subordinated to all senior and subordinated debt of the Company. The Company repurchased the $200 million 8.44% Cumulative Preferred Stock owned by American Express ("Cumulative Preferred Stock") with the proceeds from the Series A QUICS. The repurchase of the preferred stock included a premium of $2 million over the par value which is included in preferred dividends in determining net income applicable to common stock.

         Excluding the Series A QUICS, these issuances were used to refinance current and prefund expected maturities of long-term debt in 1996 as well as to increase Total Capital. Additionally, these issuances were consistent with the Company's intent to increase Total Capital and issue long-term debt when opportunities in the market arise.

         At October 10, 1996, the Company had approximately $4.9 billion available for issuance of debt securities under various shelf registrations and debt programs.

         Preferred stockholders' equity decreased to $508 million at August 31, 1996 from $708 million at November 30, 1995 due to the repurchase of the Cumulative Preferred Stock. Common stockholders' equity increased to $3,233 million at August 31, 1996 from $2,990 million at November 30, 1995 due to an increase in common stock issuable resulting from the granting of restricted stock units effective July 1, 1996 and the retention of earnings partially offset by the repurchase of approximately 5.2 million shares of treasury stock (approximately $130 million) and the payment of dividends. The repurchase of these shares, as well as any additional share repurchases in 1996, will be allocated to fund certain stock awards made under the Company's incentive plans.

Dependence on Credit Ratings

         The Company relies on external sources to finance a significant portion of its day-to-day operations. Access to global capital markets for short-term financing, such as commercial paper and short-term debt, senior notes and subordinated indebtedness are dependent on the Company's short- and long-term debt ratings. The current short- and long-term senior debt ratings of Holdings and the current short- and long-term senior and subordinated ratings of the Company's principal subsidiary, Lehman Brothers Inc. ("LBI") are as follows:

                                      Holdings                      LBI
                                Short-term  Long-term    Short-term  Long-term**
--------------------------------------------------------------------------------
Duff & Phelps Credit Rating Co.   D-1        A              D-1         A/A-
Fitch Investors Service Inc.      F-1        A              F-1         A/A-
IBCA                              A1         A-             A1          A/A-
Moody's                           P2         Baa1           P2          A3*/Baa1
S&P+                              A-1        A              A-1         A+*/A
Thomson BankWatch                 TBW-1      A-             TBW-1       A/A-
--------------------------------------------------------------------------------
  * Provisional ratings on shelf registration
** Senior/subordinated
+  Long term ratings outlook revised to negative on September 21, 1994

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Specific Business Activities and Transactions

         The  following  sections  include   information  on  specific  business
activities of the Company which affect overall liquidity and capital resources:

         High Yield Securities. The Company underwrites, trades, invests and makes markets in high yield corporate debt securities. The Company also syndicates, trades and invests in loans to companies rated below investment grade. For purposes of this discussion, high yield debt securities are defined as securities or loans to companies rated as BB+ or lower, or equivalent ratings by recognized credit rating agencies, as well as non-rated securities or loans which, in the opinion of management, are non-investment grade. Non-investment grade securities generally involve greater risks than investment grade securities due to the issuer's creditworthiness and the liquidity of the market for such securities. In addition, these issuers have higher levels of indebtedness, resulting in an increased sensitivity to adverse economic conditions. The Company recognizes these risks and aims to reduce market and credit risk through the diversification of its products and counterparties. High yield debt securities are carried at market value and unrealized gains or losses for these securities are reflected in the Company's consolidated statement of operations. The Company's portfolio of such securities at August 31, 1996 and November 30, 1995 included long positions with an aggregate market value of approximately $1.1 billion and $1.2 billion, respectively, and short positions with an aggregate market value of approximately $164 million and $172 million, respectively. The portfolio may from time to time contain concentrated holdings of selected issues. The Company's largest high yield position was $65 million and $73 million at August 31, 1996 and November 30, 1995, respectively.

         Westinghouse. In May 1993, the Company and Westinghouse Electric Corporation ("Westinghouse") entered into a partnership to facilitate the disposition of Westinghouse's commercial real estate portfolio, valued at approximately $1.1 billion, to be accomplished substantially through securitizations, asset sales and mortgage remittances. In 1995, the Company purchased the partnership interest owned by Westinghouse and sold an additional interest to an affiliate of Lennar Inc., ("Lennar"), a third party mortgage servicer. Currently, the Company and Lennar hold 75% and 25% of the partnership, respectively. Following the increase in ownership percentage, the partnership has been consolidated in the Company's Statement of Financial Position. The Company's net investment in the partnership at August 31, 1996 is $57 million. The partnership expects to substantially liquidate the remaining real estate by the end of 1996. The Company's original investment in the partnership was approximately $136 million. The Company also advanced approximately $750 million of financing to the partnership in 1993, which has subsequently been repaid in its entirety from proceeds related to the disposition of the real estate assets.

         Non-Core Activities and Investments. In March 1990, the Company discontinued the origination of limited partnership syndications (the assets of which are primarily real estate) and investments in real estate. Currently, the Company acts as a general partner for approximately $4 billion of partnership investment capital and manages the remaining real estate investment portfolio. At August 31, 1996, the Company had $17 million of investments in these real estate activities, as well as $61 million of commitments and contingent liabilities under guarantees and credit enhancements, both net of applicable reserves. In certain circumstances, the Company has elected to provide financial and other support and assistance to such investments to maintain investment values. There is no contractual requirement that the Company continue to provide this support.

         The Company also has equity, partnership and debt investments made in previous years that are unrelated to its ongoing businesses. These investments are awaiting disposition or the occurrence of certain events which will ultimately lead to their liquidation. The Company carries these equity, partnership and debt investments at their estimated net realizable value, which approximates $80 million at August 31, 1996.

         Non-core activities and investments have declined 33% since November 30, 1995. It is management's intention to prudently liquidate noncore assets when possible.

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

Actions Relating to First Capital Holdings Inc. (Reported in Holdings' Annual Report on Form 10-K and First and Second Quarter Reports on Form 10-Q)

FCH Shareholder and Agent Actions. The parties to this action have agreed to a settlement in principle, subject to documentation and court approval.

         American Express Shareholder Action and American Express Derivative Action. On July 29 and August 5, 1996, the Court entered final judgments and orders approving the settlements and dismissing the American Express Derivative Action and the American Express Shareholder Action, respectively.

Warren D. Chisum, et al. v. Lehman Brothers Inc. et al.(Reported in Holdings' First Quarter Report on Form 10-Q)

         On July 11, 1996, the Court issued a memorandum opinion and order dismissing plaintiffs' RICO claim.

Lehman Brothers Commercial Corporation and Lehman Brothers Special Financing Inc. v. China International United Petroleum and Chemical Co., Ltd. (Reported in Holdings' Annual Report on Form 10-K)

         In September, 1996, the parties settled this action. The case has been dismissed.

Actions  relating  to  National   Association  of  Securities   Dealers
Automated Quotations System "(NASDAQ") Market Maker Antitrust and Securities Litigation (Reported in Holdings' Annual Report on Form 10-K )

         LBI entered into a Stipulation and Order resolving a civil complaint filed by the U.S. Department of Justice alleging that LBI and 23 other Nasdaq market makers violated Section 1 of the Sherman Act in connection with certain market making practices. In entering into the Stipulation and Order the parties agreed that the defendants would not engage in certain types of market making activities and the defendants undertook specified steps to assure compliance with their agreement. The Stipulation and Order are subject to approval by the United States District Court for the Southern District of New York following a public hearing, and if the Court approves the Stipulation and Order, the complaint will be dismissed with prejudice.

Leetate Smith et al. v. Merrill Lynch at al. (Reported In Holdings' Annual Report on Form 10-K and First Quarter Report on Form 10-Q)

On August 8, 1996, the State Court filed an order granting preliminary approval of the settlement, subject to notice to the class and a hearing on final approval.

MCC Proceeds Inc. v. Lehman Brothers International (Europe). (Reported In Holdings' Annual Report on Form 10-K).

MCC Proceeds appealed the dismissal, and LBIE has responded.

ITEM 4   Submission of Matters to a Vote of Security-Holders

         At the annual meeting of shareholders of the Company held on April 4, 1996, the following matters were submitted to a vote of security-holders:

A)  A proposal was submitted for the election of all Class I Directors.
The results were 95,952,451 votes for all nominees, and 1,681,389 votes withheld from all nominees.

B) A proposal was submitted for the ratification of the Company's selection of Ernst & Young LLP as the Company's independent auditors for the 1996 fiscal year. The results were 97,318,787 votes for, 149,962 against, and 165,090 abstained.

C) A proposal was submitted for approval of the Company's 1996 Management Ownership Plan, under which the Company may compensate senior officers in part with stock-based awards instead of cash. The results were 53,026,431 votes for, 28,601,940 against, and 16,005,469 non votes.

D) A proposal was submitted for approval of the Company's 1996 Short-Term Executive Compensation Plan, which provides annual incentive awards to senior officers of the Company. The results were 84,328,821 votes for, 13,305,018 against, and 1 non vote.

EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits and reports on Form 8-K are filed as part of this Quarterly Report, or where indicated, were heretofore filed and are hereby incorporated by reference:

(a)   Exhibits:

      10.1     Lehman Brothers Holdings Inc. 1996 Management Ownership Plan

      10.2 Lehman Brothers Holdings Inc. 1996 Short-Term Executive Compensation Plan

      11.      Computation of Per Share Earnings

      12.A     Computation in Support of Ratio of Earnings to Fixed Charges

      12.B Computation in Support of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends

      27.      Financial Data Schedule


(b)   Reports on Form 8-K:

      1.       Form 8-K dated September 26, 1996, Items 5 and 7.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              LEHMAN BROTHERS HOLDINGS INC.
                                                       (Registrant)





Date:    October 15, 1996            By                /s/ Richard S. Fuld Jr.
                                              --------------------------------
                                                 Richard S. Fuld, Jr.
                                                 Chairman of the Board and
                                                 Chief Executive Officer
                                                 (Principal Executive Officer)




Date:    October 15, 1996            By                /s/ Charles B. Hintz
                                              -----------------------------
                                                 Charles B. Hintz
                                                 Chief Financial Officer
                                                 (Principal Financial Officer)

                                  EXHIBIT INDEX


Exhibit No.                                 Exhibit


Exhibit 10.1      Lehman Brothers Holdings Inc. 1996 Management Ownership Plan

Exhibit 10.2 Lehman Brothers Holdings Inc. 1996 Short-Term Executive Compensation Plan

Exhibit 11        Computation of Per Share Earnings

Exhibit 12.A      Computation in Support of Ratio of Earnings to Fixed Charges

Exhibit 12.B Computation in Support of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends

Exhibit 27        Financial Data Schedule

                                                                  Exhibit 10.1

                         1996 MANAGEMENT OWNERSHIP PLAN

SECTION 1 -- PURPOSE

    The purpose of the Lehman Brothers Holdings Inc. 1996 Management Ownership Plan (the "Plan") is to strengthen Lehman Brothers Holdings Inc. (the "Company") by providing selected employees of the Company with the opportunity to acquire a proprietary and vested interest in the growth and performance of the Company, thus generating an increased incentive to contribute to the Company's future success and prosperity, enhancing the value of the Company for the benefit of stockholders, and enhancing the Company's ability to attract and retain individuals of exceptional talent.

    The purposes of the Plan are to be achieved through the grant of various types of stock-based awards.

SECTION 2 -- DEFINITIONS

    For purposes of the Plan, the capitalized terms shall have the meanings ascribed to them in Exhibit A hereof.

SECTION 3 -- SHARES SUBJECT TO THE PLAN

    (a) Shares of Common Stock which may be issued under the Plan may be either authorized and unissued shares of Common Stock or authorized and issued shares of Common Stock held in the Company's treasury, or any combination thereof. Subject to adjustment as provided in Section 14, the number of shares of Common Stock with respect to which Awards (whether distributable in shares of Common Stock or in cash) may be granted under the Plan shall be ten million shares. The maximum number of shares of Common Stock available for stock options, stock appreciation rights or Other Stock-based Awards that may be granted to a Participant during a calendar year shall not exceed one million.

    (b) Notwithstanding the last sentence of Section 3(a), to the extent that the number of shares of Common Stock with respect to which Awards may be granted under the Plan to an individual in any calendar year exceeds the number of shares of Common Stock with respect to which Awards were granted under the Plan during that calendar year, such excess shall be available for grant under the Plan in succeeding calendar years.

    (c) In the event that any other Award subject to repurchase or forfeiture rights is reacquired by the Company or if any Award is canceled, terminates or expires unexercised (except with respect to a stock option which terminates on the exercise of a stock appreciation right) for any reason under the Plan, any Common Stock allocated in connection with such Award, shall thereafter again be available for grant pursuant to the Plan.

SECTION 4 -- ELIGIBILITY

    Members of the Corporate Management Committee and the Operating Committee (and successor entities of such committees) and all Managing Directors and officers holding a title senior to Managing Director are eligible to be Participants in the Plan.

SECTION 5 -- ADMINISTRATION

    The Plan shall be administered by the Committee, which shall have the power to select those Participants who shall receive Awards and to determine the terms of such Awards. As to the selection of, and the terms of Awards granted to, Participants who are not Executive Officers, the Committee may delegate any or all of its responsibilities to officers or employees of the Company. With respect to any "Covered Employee" (as such term is defined in Section 162(m) of the Code), the Committee shall administer the Plan in such a manner as to comply with the requirements for deductibility under Section 162(m) of the Code.

    The Committee's authority hereunder shall include, without limitation, the establishment of vesting schedules or exercisability in installments with respect to Awards. The Committee may, in its sole discretion, accelerate or waive vesting or exercise periods or the lapse of restrictions on all or any portion of any Award, or extend the exercisability (including to extend or provide for post-termination exercisability) of stock options or stock appreciation rights; provided that such exercisability shall not extend past ten years from the date of grant of any incentive stock options.

    Subject to the provisions of the Plan, the Committee shall be authorized to interpret the Plan, to establish, amend, and rescind any rules and regulations relating to the Plan, to determine the terms and provisions of any agreements entered into hereunder, and to make all other determinations necessary or advisable for the administration of the Plan. The Committee may correct any defect, supply any omission or reconcile any inconsistency in the Plan or in any Award in the manner and to the extent it shall deem desirable to carry the Plan or any such Award into effect. The determinations of the Committee in the administration of the Plan, as described herein, shall be final and conclusive.

    The validity, construction and effect of the Plan and any rules and regulations relating to the Plan shall be determined in accordance with the laws of the State of Delaware and applicable Federal law.

SECTION 6 -- STOCK OPTIONS

    (a) Any stock options granted under the Plan shall be in such form as the Committee may from time to time approve and shall be subject to the terms and conditions provided herein and such additional terms and conditions not inconsistent with the terms of the Plan, as the Committee shall deem desirable.

    (b) Stock options may be granted to any Participant. Each grant of stock options shall specify whether the underlying options are intended to be incentive stock options or non-incentive stock options. In the case of incentive stock options, the terms and conditions of such grants shall be subject to and comply with such requirements as may be prescribed by Section 422(b) of the Code, as from time to time amended, and any implementing regulations, including, but not limited to, the requirement that such stock options are exercisable during the Participant's lifetime, only by such Participant. The Committee shall establish the option price at the time each stock option is granted, which price shall not be less than 100 percent of the Fair Market Value of the Common Stock on the date of grant.

    (c) No stock options may be exercisable later than ten years after their date of grant. The option price of each share of Common Stock as to which a stock option is exercised shall be paid in full at the time of such exercise. Such payment may be made at the sole discretion of the Committee, pursuant to and in accordance with criteria and guidelines established by the Committee (which criteria and guidelines may be different for executive officers and for other Participants), as the same may be modified from time to time, (i) in cash,
(ii) by tender of shares of Common Stock already owned by the Participant, valued at Fair Market Value as of the date of exercise, (iii) if authorized by the Committee, by withholding pursuant to the election of the Participant, which election is subject to the disapproval of the Committee, from those shares that would otherwise be obtained upon exercise of the option a number of shares having a Fair Market Value equal to the option price, (iv) if authorized by the Committee, and in combination with services rendered by the exercising
Participant, by delivery of a properly executed exercise notice together with irrevocable instructions to a securities broker (or, in the case of pledges, lender) approved by the Company to, (a) sell shares of Common Stock subject to the option and to deliver promptly to the Company a portion of the proceeds of such sale transaction on behalf of the exercising Participant to pay the option price, or (b) pledge shares of Common Stock subject to the option to a margin account maintained with such broker or lender, as security for a loan, and such broker or lender, pursuant to irrevocable instructions, delivers to the Company the loan proceeds, at the time of exercise to pay the option price, (v) by any combination of (i), (ii), (iii) or (iv) above or (vi) by other means that the Committee deems appropriate.

    (d) A stock option holder may, in the discretion of the Committee, have the right to surrender a stock option or any portion thereof to the Company within 30 days following a Change in Control and to receive from the Company in exchange therefor a cash payment in an amount equal to (a) the number of unexercised shares of Common Stock under the option which are being surrendered multiplied by (b) the excess of (i) the greater of (A) the highest price per share of Common Stock paid in connection with the Change in Control or (B) the highest Fair Market Value per share of Common Stock in the 90 day period preceding such Change in Control, over (ii) the purchase price of the option as set forth in the underlying option agreement.

SECTION 7 -- STOCK APPRECIATION RIGHTS

    (a) Stock appreciation rights may be granted independent of any stock option or in conjunction with all or any part of any stock option granted under the Plan, either at the same time as the stock option is granted or at any later time during the term of the option. Stock appreciation rights shall be subject to such terms and conditions as determined by the Committee, not inconsistent with the provisions of the Plan.

    (b) Upon exercise, a stock appreciation right shall entitle the Participant to receive from the Company an amount equal to the excess of the Fair Market Value of a share of Common Stock on the date of exercise of the stock appreciation right over the per share grant or option price, as applicable (or such lesser amount as the Committee may determine at the time of grant), multiplied by the number of shares of Common Stock with respect to which the stock appreciation right is exercised. Upon the exercise of a stock appreciation right granted in connection with a stock option, the stock option shall be canceled to the extent of the number of shares as to which the stock appreciation right is exercised, and upon the exercise of a stock option granted in connection with a stock appreciation right or the surrender of such stock option, the stock appreciation right shall be canceled to the extent of the number of shares as to which the stock option is exercised or surrendered. The Committee shall determine whether the stock appreciation right shall be settled in cash, Common Stock or a combination of cash and Common Stock.

    (c) A holder of a stock appreciation right may, in the discretion of the Committee, have the right to surrender the stock appreciation right or any portion thereof to the Company within 30 days following a Change in Control and to receive from the Company in exchange therefor a cash payment in an amount equal to (a) the number of shares of Common Stock under the stock appreciation right which are being exercised, multiplied by (b) the excess of (i) the greater of (A) the highest price per share of Common Stock paid in connection with the Change in Control or (B) the highest Fair Market Value per share of Common Stock in the 90 day period preceding such Change in Control, over (ii) the per share grant price of the stock appreciation right as set forth in the underlying agreement.

SECTION 8 -- OTHER STOCK-BASED AWARDS

    (a) Other Awards of Common Stock and Awards that are valued in whole or in part by reference to, or otherwise based on, the Fair Market Value of Common Stock (all such Awards being referred to herein as "Other Stock-based Awards"), may be granted under the Plan in the discretion of the Committee. Other Stock-based Awards shall be in such form as the Committee shall determine, including without limitation, (i) the right to purchase shares of Common Stock,
(ii) shares of Common Stock subject to restrictions on transfer until the completion of a specified period of service, the occurrence of an event or the attainment of performance objectives, each as specified by the Committee, and
(iii) shares of Common Stock issuable upon the completion of a specified period of service, the occurrence of an event or the attainment of performance objectives, each as specified by the Committee. Other Stock-based Awards may be granted alone or in addition to any other Awards made under the Plan. All references in the preceding sentence to "specified period of service", in the case of Other Stock-based Awards which (i) are not in lieu of cash compensation to employees generally, (ii) are not paid to recruit a new employee in an amount of less than 5% of the total awards available for grant under the Plan or (iii) are not subject to the attainment of performance objectives, shall provide that vesting, restrictions on transfer or some other comparable restriction which incents continued performance of the recipient, will be for a period of not less than three years (although vesting or lapsing may occur in tranches over the three years), unless there is a Change in Control or the recipient retires, becomes disabled or dies. Subject to the provisions of the Plan, the Committee shall have sole and absolute discretion to determine to whom and when such Other Stock-based Awards will be made, the number of shares of Common Stock to be awarded under (or otherwise related to) such Other Stock-based Awards and all other terms and conditions of such Awards. The Committee shall determine whether Other Stock-based Awards shall be settled in cash, Common Stock or a combination of cash and Common Stock.

    (b) With respect to any restricted stock units granted under the Plan, the obligations of the Company or any Subsidiary are limited solely to the delivery of shares of Common Stock on the date when such shares of Common Stock are due to be delivered under each Agreement, and in no event shall the Company or any Subsidiary become obligated to pay cash in respect of such obligation (except that the Company or any Subsidiary may pay to Participants amounts in cash in respect of a restricted stock unit equal to cash dividends paid to a holder of shares of Common Stock, for fractional shares or for any amounts payable in cash upon the occurrence of a Change in Control).

    (c) The Committee shall establish the performance objective that must be attained in order for the Company to grant other Other Stock-based awards. Accordingly, unless the Committee determines at the time of grant not to qualify the award as performance based compensation under Section 162(m), the performance objectives for awards made under the Plan will be based upon one or more of the following criteria: (i) before or after tax net income; (ii) earnings per share; (iii) book value per share; (iv) stock price; (v) return on Stockholders' equity; (vi) the relative performance of peer group companies;
(vii) expense management; (viii) return on investment; (ix) improvements in capital structure, (x) profitability of an identifiable business unit or product; (xi) profit margins; (xii) budget comparison; and (xiii) total return to Stockholders. Participants who have primary responsibility for a business unit of the Company may be measured on business unit operating profit, business unit operating profit as a percent of revenue, and/or measures related to business unit profitability above its cost of capital, in place of some or all of the corporate performance measures. The Committee must certify as to the attainment of the applicable performance goals prior to payment of any Other Stock-based awards and may reduce the amount of any Other Stock-based award.

SECTION 9 -- DIVIDENDS, EQUIVALENTS AND VOTING RIGHTS

    Awards other than stock options and stock appreciation rights may, at the discretion of the Committee, provide the Participant with dividends or dividend equivalents and voting rights prior to either vesting or earnout.

SECTION 10 -- AWARD AGREEMENTS

    Each Award under the Plan shall be evidenced by an agreement setting forth the terms and conditions, not inconsistent with the provisions of the Plan, as determined by the Committee, which shall apply to such Award.

SECTION 11 -- WITHHOLDING

    The Company shall have the right to deduct from all amounts paid to any Participant in cash (whether under this Plan or otherwise) any taxes required by law to be withheld therefrom. In the case of payments of Awards in the form of Common Stock, at the Committee's discretion, the Participant may be required to pay to the Company the amount of any taxes required to be withheld with respect to such Common Stock, or, in lieu thereof, the Company shall have the right to retain the number of shares of Common Stock the Fair Market Value of which equals the amount required to be withheld. Without limiting the foregoing, the Committee may, in its discretion and subject to such conditions as it shall impose, permit share withholding to be done at the Participant's election.

SECTION 12 -- NON-TRANSFERABILITY

    No Award shall be assignable or transferable, and no right or interest of any Participant in any Award shall be subject to any lien, obligation or liability of the Participant, except by will, the laws of descent and distribution, or as otherwise set forth in the Award agreement.

SECTION 13--NO RIGHT TO EMPLOYMENT OR CONTINUED PARTICIPATION IN AS STOCKHOLDERS

    (a) No person shall have any claim or right to the grant of an Award, and the grant of an Award shall not be construed as giving a Participant the right to be retained in the employ of the Company or to be eligible for any subsequent Awards. Further, the Company expressly reserves the right at any time to dismiss a Participant free from any liability, or any claim under the Plan, except as provided herein or in any agreement entered into hereunder.

    (b) The grant of an Award shall not be construed as giving a Participant the rights of a stockholder of Common Stock unless and until shares of Common Stock have been issued to Participants pursuant to Awards hereunder.

SECTION 14 -- ADJUSTMENT OF AND CHANGES IN COMMON STOCK

    In the event of any change in the outstanding shares of Common Stock by reason of any Common Stock dividend or split, recapitalization, merger, consolidation, spin-off, combination or exchange of shares or other corporate exchange, or any distribution to stockholders of Common Stock other than regular cash dividends, the Committee shall make a substitution or adjustment, to the number or kind of shares of Common Stock or other securities issued or reserved for issuance pursuant to the Plan, and to outstanding Awards, as well as the option price or other affected terms of such Awards as in its judgment shall be necessary to preserve the Participant's rights substantially proportionate to the rights existing prior to such event.

    Unless otherwise provided in an award agreement, after a merger of one or more corporations into the Company or after a consolidation of the Company and one or more corporations (a "Merger Event") in which the Company shall be the surviving or resulting corporation, an Award holder shall, where applicable, at the same cost, be entitled upon the exercise of an Award, to receive (subject to any action required by Stockholders) such securities of the surviving or resulting corporation as shall be equivalent to the shares underlying such Award as nearly as practicable to the nearest whole number and class of shares of stock or other securities.

    Unless otherwise provided in an award agreement, if the Company enters into any agreement with respect to any transaction which would, if consummated, result in a Merger Event in which the Company will not be the surviving corporation, the Committee in its sole discretion and without liability to any person shall determine what actions shall be taken with respect to outstanding Awards, if any, including, without limitation, the payment of a cash amount in exchange for the cancellation of an Award or the requiring of the issuance of substitute Awards that will substantially preserve the value, rights and benefits of any affected Awards previously granted hereunder as of the date of the consummation of the Merger Event.

SECTION 15 -- AMENDMENT

    The Committee or the Board may amend, suspend or terminate the Plan or any portion hereof at any time, provided that no amendment shall be made without approval of the stockholders of the Company which shall (i) increase (except as provided in Section 14 hereof) the total number of shares or the percentage of shares reserved for issuance pursuant to the Plan; (ii) change the class of Employees eligible to be Participants; or (iii) extend the date after which Awards cannot be granted under the Plan.

SECTION 16 -- UNFUNDED STATUS OF PLAN

    The Plan is intended to constitute an "unfunded" plan for long-term incentive compensation. With respect to any payments not yet made to a Participant, including any Participant optionee, by the Company, nothing herein contained shall give any Participant any rights that are greater than those of a general creditor of the Company. In its sole discretion, the Committee may authorize the creation of trusts or other arrangements to meet the obligations created under the Plan to deliver Common Stock or payments in lieu thereof or with respect to options, stock appreciation rights and other Awards under the Plan; provided, however, that the existence of such trusts or other arrangements is consistent with the unfunded status of the Plan.


SECTION 17 -- EFFECTIVE DATE

    Subject to approval of the Stockholders of the Company, in accordance with Rule 16b-3 under the Securities Exchange Act of 1934, and Code Sections 162(m) and 422, this Plan shall be effective on April 10, 1996. No Awards may be granted under the Plan on or after January 10, 2006.

EXHIBIT A

    (a) "Award" shall mean any type of stock-based award granted pursuant to the Plan.

    (b) "Board" shall mean the Board of Directors of the Company; provided, however, that any action taken by a duly authorized committee of the Board within the scope of authority delegated to such committee by the Board shall be considered an action of the Board for purposes of this Plan.

    (c) "Change in Control" shall mean the occurrence during the term of the Plan of:

        a) The commencement (within the meaning of Rule 14d-2 under the Securities Exchange Act of 1934 (the "Exchange Act")) of a tender offer for more than 20% of the Company's outstanding shares of capital stock having ordinary voting power in the election of directors (the "Voting Securities").

        b) An acquisition (other than directly from the Company) of any voting securities of the Company by any "Person" (as the term person is used for purposes of Section 13(d) or 14(d) of the Exchange Act) immediately after which such Person has "Beneficial Ownership" (within, the meaning of Rule 13d-3 promulgated under the Exchange Act) of 20% or more of the combined voting power of the Company's then outstanding Voting Securities; provided, however, in determining whether a Change in Control has occurred, Voting Securities which are acquired in a "Non-Control Acquisition" (as hereinafter defined) shall not constitute an acquisition which would cause a Change in Control. A "Non-Control Acquisition" shall mean an acquisition by (i) an employee benefit plan (or a trust forming a part thereof or a trustee thereof acting solely in its capacity as trustee) maintained by (A) the Company or (B) any corporation or other Person of which a majority of its voting power or its voting equity securities or equity interest is owned, directly or indirectly, by the Company (for purposes of this definition, a "Subsidiary"), (ii) the Company or its Subsidiaries, or (iii) any Person who files in connection with such acquisition a Schedule 13D which expressly disclaims any intention to seek control of the Company and does not expressly reserve the right to seek such control; provided, however, that any amendment to such statement of intent which either indicates an intention or reserves the right to seek control shall be deemed an "acquisition" of the securities of the Company reported in such filing as beneficially owned by such Person for purposes of this paragraph (b).

        c) The individuals who, as of the effective date of the 1994 initial public trading in Company shares, are members of the Board (the "Incumbent Board"), ceasing for any reason to constitute at least a majority of the members of the Board; provided, however, that if the election, or nomination for election by the Company's common Stockholders, of any new director was approved by a vote of at least two-thirds of the Incumbent Board, such new director shall, for purposes of this Plan, be considered as a member of the Incumbent Board; provided further, however, that no individual shall be considered a member of the Incumbent Board if such individual initially assumed office as a result of either an actual or threatened "Election Contest" (as described in Rule 14a-11 promulgated under the 1934 Act or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board (a "Proxy Contest") including by reason of any agreement intended to avoid or settle any Election Contest or Proxy Contest; or

       d) Approval by Stockholders of the Company of:

           (i) A merger, consolidation or reorganization involving the Company, unless such merger, consolidation or reorganization is a "Non-Control Transaction;" i.e., meets each of the requirements described in (A), (B), and (C) below:

              (A) the Stockholders of the Company, immediately before such merger, consolidation or reorganization, own, directly or indirectly immediately following such merger, consolidation or reorganization, at least eighty percent (80%) of the combined voting power of the outstanding voting securities of the corporation resulting from such merger or consolidation or reorganization (the "Surviving Corporation") in substantially the same proportion as their ownership of the Voting Securities immediately before such merger, consolidation or reorganization;

              (B) the individuals who were members of the Incumbent Board immediately prior to the execution of the agreement providing for such merger, consolidation or reorganization consti- tute at least two-thirds of the members of the board of directors of the Surviving Corporation immediately following the consummation of such merger, consolidation or reorganization; and

              (C) no Person other than the Company, any Subsidiary, any employee benefit plan (or any trust forming a part thereof or a trustee thereof acting solely in its capacity as trustee) maintained by the Company, the Surviving Corporation, or any Subsidiary, or any Person who, immediately prior to such merger, consolidation or reorganization had Beneficial Ownership of 20% or more of the then outstanding Voting Securities has Beneficial Ownership of 20% or more of the combined voting power of the Surviving Corporation's then outstanding voting securities immediately following the consummation of such merger, consolidation or reorganization.

           (ii) A complete liquidation or dissolution of the Company; or

           (iii) An agreement for the sale or other disposition of all or substantially all of the assets of the Company to any Person (other than a transfer to a Subsidiary).

        Notwithstanding the foregoing, a Change in Control shall not be deemed to occur solely because any Person (the "Subject Person") acquired Beneficial Ownership of more than the permitted amount of the outstanding Voting Securities as a result of the acquisition of Voting Securities by the Company which, by reducing the number of Voting Securities outstanding, increases the proportional number of shares Beneficially Owned by the Subject Persons, provided that if a Change in Control would occur (but for the operation of this sentence) as a result of the acquisition of Voting Securities by the Company, and after such Beneficial Owner of any additional Voting Securities which increases the percentage of the then outstanding Voting Securities Beneficially Owned by the Subject Person, then a Change in Control shall occur.

    (d) "Code" shall mean the Internal Revenue Code of 1986, as from time to time amended.

    (e) "Committee" shall mean the Compensation and Benefits Committee of the Company.
    (f) "Common Stock" shall mean the common stock of the Company, $.10 par value.

    (g) "Company" shall mean Lehman Brothers Holdings Inc. and, except as otherwise specified in this Plan in a particular context, any successor thereto, whether by merger, consolidation, purchase of substantially all its assets or otherwise.

    (h) "Executive Officer" shall mean a Participant who is subject to the requirements of Sections 16(a) and 16(b) of the Securities Exchange Act of 1934.

    (i) "Fair Market Value" on any date means the closing price of the shares on such date on the principal national securities exchange on which such shares are listed or admitted to trading (or, if such exchange is not open on such date, the immediately preceding date on which such exchange is open), the arithmetic mean of the per share closing bid price and per share closing asked price on such date as quoted on the National Association of Securities Dealers Automated Quotation System, or such other market in which such prices are regularly quoted, or, if there have been no published bid or asked quotations with respect to share on such date, the Fair Market Value shall be the value established by the Committee in good faith and, in the case of an incentive stock option, in accordance with Section 422 of the Code.

    (j) "Other  Stock-based  Award" shall mean any of those Awards  described in
Section 8 hereof.

    (k) "Participant" shall mean a member of the Corporate Management Committee, the Operating Committee or a Managing Director who is selected by the Committee to receive an Award under the Plan.

    (l) "Subsidiary" shall mean any corporation which at the time qualifies as a subsidiary of the Company under the definition of "subsidiary corporation" in
Section 424(f) of the Code, as amended from time to time.

    (m) "Total Disability" shall mean a physical or mental incapacity, which would entitle the individual to benefits under the long-term disability program sponsored by the Company employing such individual; provided, however, that if an individual is not covered under the applicable program, the Committee shall determine whether the individual has incurred a Total Disability by utilizing the criteria of such program and provided further that for incentive stock options the definition of Total Disability shall be as set forth in Section 22(e)(3) of the Code.

                                                                   Exhibit 10.2

                          LEHMAN BROTHERS HOLDINGS INC.
                   1996 Short Term Executive Compensation Plan

     1. Purpose. The purpose of the 1996 Short Term Executive Compensation Plan (the "Plan") is to advance the interests of Lehman Brothers Holdings Inc., a Delaware corporation (the "Company"), and its stockholders by providing incentives in the form of periodic bonus awards to certain employees of the Company and any of its subsidiaries or other related business units or entities ("Affiliates") including those who contribute significantly to the strategic and long-term performance objectives and growth of the Company and its Affiliates.

     2. Administration. The Plan shall be administered by the Compensation and Benefits Committee of the Board of Directors (the "Committee"), as such committee is from time to time constituted. The Committee may delegate its duties and powers in whole or in part (i) to any subcommittee thereof consisting solely of at least two "outside directors," as defined under Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"), or (ii) to the extent consistent with Section 162(m) of the Code, to any other individual or individuals.

     The Committee has all the powers vested in it by the terms of the Plan set forth herein, such powers to include the exclusive authority to select the employees to be granted bonus awards ("Bonuses") under the Plan, to determine the size and terms of the Bonus to be made to each individual selected (subject to the limitation imposed on "Special Bonuses", as defined below), to modify the terms of any Bonus that has been granted (except with respect to any modification which would increase the amount of compensation payable to a "Covered Employee," as such term is defined in Section 162(m) of the Code), to determine the time when Bonuses will be awarded, to establish performance objectives in respect to Bonuses and to certify that such performance objectives were attained. The Committee is authorized to interpret the Plan, to establish, amend and rescind any rules and regulations relating to the Plan, and to make any other determinations which it deems necessary or desirable for the administration of the Plan. The Committee may correct any defect or supply any omission or reconcile any inconsistency in the Plan in the manner and to the extent the Committee deems necessary or desirable to carry it into effect. Any decision of the Committee in the interpretation and administration of the Plan, as described herein, shall lie within its sole and absolute discretion and shall be final, conclusive and binding on all parties concerned. No member of the Committee and no officer of the Company shall be liable for anything done or omitted to be done by him or her, by any other member of the Committee or by any officer of the Company in connection with the performance of duties under the Plan, except for his or her own willful misconduct or as expressly provided by statute.

     3. Participation. The Committee shall have exclusive power (except as may be delegated as permitted herein) to select the employees of the Company and its Affiliates who may participate in the Plan and be granted Bonuses under the Plan ("Participants"); provided, however, that Special Bonuses (as defined below) may only be granted to members of the Company's Operating Committee and Corporate Management Committee (or any successor entities of such committees in accordance with subsection (c) below) and Managing Directors and officers holding a title senior to Managing Director.

     4. Bonuses under the Plan.

     (a) In General. The Committee shall determine the amount of a Bonus to be granted to each Participant in accordance with subsections (b) and (c) below.

     (b) Standard Bonuses. The Committee may in its discretion grant to a Participant a cash Bonus (a "Standard Bonus") in the amount, and payable at the time, determined by the Committee or its delegate in its discretion. The amount of a Participant's Standard Bonus may be based upon any criteria the Committee wishes to consider, including but not limited to the objective or subjective performance of the Participant, the Company or any subsidiary or division thereof.

      (c) Special Bonuses. (i) The Committee may in its discretion award a Bonus to a Participant who it reasonably believes may be a Covered Employee (a "Special Bonus") for the taxable year of the Company in which such Bonus would be deductible, under the terms and conditions of this subsection (c). Subject to clause (iii) of this Section 4(c), the amount of a Participant's Special Bonus shall be an amount determinable from written performance goals approved by the Committee while the outcome is substantially uncertain and no more than 90 days after the commencement of the period to which the performance goal relates or, if less, the number of days which is equal to 25 percent of the relevant performance period. The maximum Special Bonus that may be granted in respect of a (calendar year) shall be 2.0% of the consolidated pre-tax net income of the Company.

     (ii) The amount of any Special Bonus will be based on objective performance goals established by the Committee. The performance criteria for Special Bonuses made under the Plan will be based upon one or more of the following criteria:
(A) before or after tax net income; (B) earnings per share; (C) book value per share; (D) stock price; (E) return on Stockholders' equity; (F) the relative performance of peer group companies; (G) expense management; (H) return on investment; (I) improvements in capital structure; (J) profitability of an identifiable business unit or product; (K) profit margins; (L) budget comparisons; and (M) total return to Stockholders. Participants who have primary responsibility for a business unit of the Company may be measured on business unit operating profit, business unit operating profit as a percent of revenue and/or measures related to business unit profitability above its cost of capital, in place of some or all of the corporate performance measures.

     (iii) The Committee shall determine whether the performance goals have been met with respect to any affected Participant and, if they have, so certify and ascertain the amount of the applicable Special Bonus. No Special Bonuses will be paid until such certification is made by the Committee.

     (iv) The provisions of this Section 4(c) shall be administered and interpreted in accordance with Section 162(m) of the Code to ensure the deductibility by the Company or its affiliates of the payment of Special Bonuses.

     5. Designation of Beneficiary by Participant. The Committee or its delegate shall create a procedure whereby a Participant may file, on a form to be provided by the Committee, a written election designating one or more beneficiaries with respect to the amount, if any, payable in the event of the Participant's death. The Participant may amend such beneficiary designation in writing at any time prior to the Participant's death, without the consent of any previously designated beneficiary. Such designation or amended designation, as the case may be, shall not be effective unless and until received by the duly authorized representatives of the Committee or its delegate prior to the

Participant's death. In the absence of any such designation, the amount payable, if any, shall be delivered to the legal representative of such Participant's estate.

     6. Miscellaneous Provisions.

     (a) No employee or other person shall have any claim or right to be paid a Bonus under the Plan. Determinations made by the Committee under the Plan need not be uniform and may be made selectively among eligible individuals under the Plan, whether or not such eligible individuals are similarly situated. Neither the Plan nor any action taken hereunder shall be construed as giving any employee or other person any right to continue to be employed by or perform services for the Company or any Affiliate, and the right to terminate the employment of or performance of services by any Participant at any time and for any reason is specifically reserved to the Company and its Affiliates.

     (b) Except as may be approved by the Committee, a Participant's rights and interest under the Plan may not be assigned or transferred, hypothecated or encumbered in whole or in part either directly or by operation by law or otherwise (except in the event of a Participant's death) including, but not by way of limitation, execution, levy, garnishment, attachment, pledge, bankruptcy or in any other manner; provided, however, that, subject to applicable law, any amounts payable to any Participant hereunder are subject to reduction to satisfy any liabilities owed to the Company or any of its Affiliates by the Participant.

     (c) The Committee shall have the authority to determine in its sole discretion the applicable performance period relating to any Bonus; provided, however, that any such determination with respect to a Special Bonus shall be subject to any applicable restrictions imposed by Section 162(m) of the Code.

     (d) The Company and its Affiliates shall have the right to deduct from any payment made under the Plan any federal, state, local or foreign income or other taxes required by law to be withheld with respect to such payment.

     (e) The Company is the sponsor and legal obligor under the Plan, and shall make all payments hereunder, other than any payments to be made by any of the Affiliates, which shall be made by such Affiliate, as appropriate. Nothing herein is intended to restrict the Company from charging an Affiliate that employs a Participant for all or a portion of the payments made by the Company hereunder. The Company shall not be required to establish any special or separate fund or to make any other segregation of assets to assure the payment of any amounts under the Plan, and rights to the payment hereunder shall be no greater than the rights of the Company's unsecured, subordinated creditors, and shall be subordinated to the claims of the customers and clients of the Company. All expenses involved in administering the Plan shall be borne by the Company.

      (f) The validity, construction, interpretation, administration and effect of the Plan and rights relating to the Plan and to Bonuses granted under the Plan, shall be governed by the substantive laws, but not the choice of law rules, of the State of Delaware.

     (g) Any controversy or dispute arising in connection with the Plan shall be resolved by arbitration pursuant to the Constitution and rules of the New York Stock Exchange, Inc. or the National Association of Securities Dealers,Inc.

     (h) The Plan shall be effective as of April 10, 1996, subject to the affirmative vote of the holders of a majority of all shares of Common Stock of the Company present in person or by proxy at the Annual Meeting of the Company to be held on April 10, 1996.

     7. Plan Amendment or Suspension. The Plan may be amended or suspended in whole or in part at any time and from time to time by the Committee.

     8. Plan Termination. This Plan shall terminate upon the adoption of a resolution of the Committee terminating the Plan.

     9. Actions and Decision Regarding the Business or Operations of the Company and/or its Affiliates. Notwithstanding anything in the Plan to the contrary, neither the Company nor any of its Affiliates nor their respective officers, directors, employees or agents shall have any liability to any Participant (or his or her beneficiaries or heirs) under the Plan or otherwise on account of any action taken, or not taken, in good faith by any of the foregoing persons with respect to the business or operations of the Company or any Affiliates.

     10. Subordinated Capital Status. Notwithstanding any other provision of this Plan, any amounts due to Participants hereunder may be treated, in the Committee's sole discretion, to the extent that the Company accrues a liability in respect thereof, as subordinated capital of the Company in calculating the Company's net capital for regulatory purposes, and the terms of the Plan applicable to such amounts shall include (and, may be amended to add) such provisions as the Committee determines are necessary or appropriate in order to secure such treatment, including without limitation, provisions for the suspension of any payment obligation under the Plan under certain prescribed circumstances.

                                                                    Exhibit 11

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                        COMPUTATION of PER SHARE EARNINGS
                                   (Unaudited)
                        (In millions, except share data)


                                                            Three months      Three months      Nine months       Nine months
                                                                ended             ended            ended             ended
                                                             August 31,        August 31,       August 31,        August 31,
                                                                 1996            1995              1996              1995
Primary:
Weighted average shares outstanding:
   Common stock                                               100,360,184       104,549,710      102,039,193      104,526,430
   Common stock issuable                                       16,236,616        10,984,492       13,213,616        7,348,161
   Common stock equivalents                                       608,975           623,663        1,053,961          319,000
                                                            -------------    --------------      -----------    -------------
   Total                                                      117,205,775       116,157,865      116,306,770      112,193,591
                                                              ===========       ===========      ===========      ===========

Net income                                                         $ 76.9          $  70.7           $289.0            $173.9
Preferred dividends (1)                                              (6.4)           (10.6)           (24.0)            (31.8)
                                                                  -------          -------          -------            ------
Net income applicable to common stock                              $ 70.5           $ 60.1           $265.0            $142.1
                                                                   ======           ======           ======            ======

Earnings per common share                                          $ 0.60           $ 0.52           $2.28              $1.27
                                                                   ======           ======           =====              =====

Fully diluted:
Weighted average shares outstanding:
   Common stock                                               100,360,184       104,549,710      102,039,193      104,526,430
   Common stock issuable                                       16,236,616        10,984,492       13,213,616        7,348,161
   Common stock equivalents                                       608,975           872,012        1,151,972          442,456
                                                            --------------   --------------     ------------    --------------
   Total                                                      117,205,775       116,406,214      116,404,781      112,317,047
                                                              ===========       ===========      ===========      ===========

Net income                                                         $ 76.9          $  70.7           $289.0            $173.9
Preferred dividends (1)                                              (6.4)           (10.6)           (24.0)            (31.8)
                                                                  -------          -------           ------            ------
Net income applicable to common stock                               $70.5           $ 60.1           $265.0            $142.1
                                                                    =====           ======           ======            ======

Earnings per common share                                           $0.60           $ 0.52          $ 2.28            $  1.27
                                                                    =====           ======          ======            =======


(1) Amount for the nine months ended August 31, 1996 includes the $2 million premium paid over par value to repurchase the $200 million 8.44% cumulative preferred stock owned by the American Express Company.

                                                                   Exhibit 12.A

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
          COMPUTATION in SUPPORT of RATIO of EARNINGS to FIXED CHARGES
                              (Dollars in millions)
                                   (Unaudited)

                                                                                   For the           For the            For the
                                                                               Eleven Months      Twelve Months       Nine Months
                                                   For the Year Ended               Ended             Ended             Ended
                                                       December 31            November 30            November 30       August 31
                                            --------------------------------  -----------            -----------       ---------
                                             1991         1992          1993         1994             1995                1996
Fixed Charges:
Interest expense:
    Subordinated indebtedness                $  170       $  150      $   144        $   158          $    206           $   160
    Bank loans and other
      borrowings*                             4,755        5,035        5,224          6,294            10,199             7,912
    Interest component of rentals
      of office and equipment                    70           74           76             42                44                26
  Other adjustments**                             2            2            7              4                28                11
                                          ----------   ----------    ---------     ---------         ---------          --------
    TOTAL (A)                                $4,997       $5,261       $5,451         $6,498           $10,477            $8,109
                                             =======      =======      ======        =========        ========            ======

Earnings:
  Pretax income (loss) from
    continuing operations                    $  150       $ (247)    $      27       $   193         $     369           $   442
  Fixed charges                               4,997        5,261         5,451         6,498            10,477             8,109
  Other adjustments***                            7        _____           (6)            (4)              (28)              (11)
                                          ---------                  --------      ---------          --------           -------
    TOTAL (B)                                $5,154       $5,014       $5,472         $6,687           $10,818            $8,540
                                             ======       ======       ======         ======           =======            ======
(B / A)                                       1.03         ****          1.00          1.03               1.03              1.05


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

                                                                                   For the           For the            For the
                                                                               Eleven Months      Twelve Months       Nine Months
                                                   For the Year Ended               Ended             Ended             Ended
                                                       December 31            November 30            November 30       August 31
                                            --------------------------------  -----------            -----------       ---------
                                             1991         1992          1993         1994             1995              1996
Combined Fixed Charges
 and Preferred Dividends:
   Interest expense:
    Subordinated indebtedness                $  170       $  150      $   144        $   158          $    206            $  160
    Bank loans and other
      borrowings*                             4,755        5,035        5,224          6,294            10,199             7,912
    Interest component of rentals
      of office and equipment                    70           74           76             42                44                26
  Other adjustments**                             2            2             7             4                28                11
                                          ----------   ----------    ---------     ---------         ---------           -------
  Total fixed charges                         4,997        5,261        5,451          6,498            10,477             8,109
  Preferred dividends (tax
    equivalent basis)                            48           48           48             58                64                37
                                           --------     --------      --------      --------         ---------           -------
     TOTAL (A)                               $5,045       $5,309       $5,499         $6,556           $10,541            $8,146
                                             ======       ======       ======         ======           =======            ======

Earnings:
  Pretax income (loss) from
    continuing operations                    $  150       $ (247)    $     27        $   193         $     369            $  442
  Fixed charges                               4,997        5,261         5,451         6,498            10,477             8,109
  Other adjustments***                            7        _____           (6)            (4)              (28)              (11)
                                          ---------                  --------      ---------          --------          --------
    TOTAL (B)                                $5,154       $5,014       $5,472         $6,687           $10,818            $8,540
                                             ======       ======       ======         ======           =======            ======
(B / A)                                       1.02       ****          ****            1.02               1.03              1.05


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