Form 10-K405
period 1996-11-30
LEHMAN BROTHERS HOLDINGS INC
filed 1997-02-28
CIK 806085

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
(MARK ONE)
               [X]
               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1996

               [ ]
             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                                               NAME OF EACH EXCHANGE
                            TITLE OF EACH CLASS                                 ON WHICH REGISTERED
---------------------------------------------------------------------------  -------------------------
Common Stock, $.10 par value                                                  New York Stock Exchange
                                                                              Pacific Stock Exchange
AMEX Hong Kong 30 Index Call Warrants Expiring January 23, 1998               American Stock Exchange
Select Technology Index Call Warrants Expiring 1998                           American Stock Exchange
Global Telecommunications Stock Upside Note Securities(SM) Due 2000           American Stock Exchange
9 1/8% Micron Yield Enhanced Equity Linked Debt Securities Due 1997           American Stock Exchange
8 3/4% Notes Due 2002                                                         New York Stock Exchange
8.30% Quarterly Income Capital Securities Series A, Due December 31, 2035     New York Stock Exchange
$55 Million Serial Zero Coupon Senior Notes Due May 16, 1998                  American Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      NONE
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (sec.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Aggregate market value of the voting stock held by non-affiliates of the Registrant at February 5, 1997 was approximately $3,225,404,902. For purposes of this information, the outstanding shares of common stock owned by certain executive officers of the registrant were deemed to be shares of common stock held by affiliates.

     As of February 5, 1997, 100,808,526 shares of the registrant's Common Stock, $.10 par value per share were issued and outstanding.
                      DOCUMENTS INCORPORATED BY REFERENCE:

     (1) Lehman Brothers Holdings Inc. 1996 Annual Report to
Stockholders -- Incorporated in part in Form 10-K, Parts II and IV.
     (2) Lehman Brothers Holdings Inc. Proxy Statement for its 1997 Annual Meeting of Stockholders -- Incorporated in part in Form 10-K, Parts I and III.
================================================================================

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

LEHMAN BROTHERS

     Lehman Brothers is one of the leading global investment banks serving institutional, corporate, government and high-net-worth individual clients and customers. The Company's worldwide headquarters in New York and regional headquarters in London and Tokyo are complemented by offices in additional locations in the United States, Europe, the Middle East, Latin America and the Asia Pacific region. The Company is engaged primarily in providing financial services. Other businesses in which the Company is engaged represent less than 10 percent of consolidated assets, revenues or pre-tax income.

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

     The Company's business activities are highly integrated and constitute a single industry segment. Financial information concerning the Company for the fiscal year ended November 30, 1996, the fiscal year ended November 30, 1995 and the eleven months ended November 30, 1994, including the amount of revenue contributed by classes of similar products or services that accounted for 10% or more of the Company's consolidated revenues in any one of those periods, is set forth in the Consolidated Financial Statements and the Notes thereto in the 1996 Annual Report to Stockholders and is incorporated herein by reference. Information with respect to the Company's operations by geographic area are set forth in Note 15 to the Notes to Consolidated Financial Statements on page 81 of the 1996 Annual Report to Stockholders and is incorporated herein by reference.

     Since 1990, Lehman Brothers has focused on a "client/customer-driven" strategy. Under this strategy, Lehman Brothers concentrates on serving the needs of major issuing and advisory clients and investing customers worldwide to build an increasing "flow" of business that leverages the Company's research, underwriting and distribution capabilities. Customer flow continues to be the primary source of the Company's net revenues. Developing long-term relationships with issuing clients and investing customers is a central premise of the Company's client/customer-driven strategy. Based on management's belief that each client and customer directs a majority of its financial transactions to a limited number of investment banks, Lehman Brothers' investment banking and institutional and private client sales professionals focus on a targeted group of clients and customers worldwide to identify and develop lead relationships. The Company believes that such relationships position Lehman Brothers to receive a substantial portion of its clients' and customers' financial business and lessen the volatility of revenues generally associated with the financial services industry.

     During 1996, Lehman Brothers sold a number of non-strategic businesses, including the sale of its offshore mutual funds to Legg Mason, the sale of its European branches to Prudential Securities and the sale of its domestic money market funds to Federated Investors, none of which individually or in the aggregate were material to the financial results of the Company. In addition, the Company exited certain commodities businesses. See
Note 16 to the Consolidated Financial Statements.

LEHMAN BUSINESSES

     Lehman Brothers is a leading underwriter of global fixed income and equity securities in the public and private markets. The Company is also a prominent advisor for corporations and governments around the world.

INVESTMENT BANKING

     Investment Banking professionals are responsible for developing and maintaining relationships with issuing clients, gaining a thorough understanding of their specific needs and bringing together the full resources of Lehman Brothers to accomplish their financial objectives. Investment Banking is organized into industry, product and geographic coverage groups, enabling individual bankers to develop specific expertise in particular industries and markets. Industry coverage groups include Financial Services, Financial Sponsors, Healthcare, Industrial, Media and Telecommunications, Natural Resources and Power, Real Estate and Technology. Where appropriate, specialized product groups are partnered with the industry and geographic groups to provide tailor-made solutions for Lehman Brothers' clients. These groups include Equity Capital Markets, which include equity and equity-related securities and derivatives; Debt Capital Markets, which incorporates expertise in syndicate, liability management, derivatives and private placements; Mergers and Acquisitions; and Leveraged Finance, which includes high yield debt and bank loan syndication.

     Mergers and Acquisitions/Strategic Advisory. Lehman Brothers has a long history of providing strategic advisory services to corporate, institutional and government clients around the world on a wide range of financial matters, including mergers and acquisitions, restructurings and spin-offs, targeted stock transactions, share repurchase strategies, takeover defenses, corporate governance issues and tax optimization strategies. Linkages between strategic advisory services and the Firm's foreign exchange, derivatives and leveraged financing products are widely utilized. The Company's Mergers and Acquisitions group works closely with product, industry and geographic coverage bankers around the world. Geographically, Lehman Brothers maintains investment banking offices in six cities within the U.S. and in sixteen cities in Europe, the Middle East, Asia and Latin America.

     Merchant Banking. Lehman Brothers' merchant banking activities include making principal investments in partnership with clients of the Firm, raising capital from institutional investors and managing these investments until they are realized. In 1996, as part of a strategic decision to expand its merchant banking capabilities, the Firm created a separate Merchant Banking group with 20 dedicated professionals based in New York, London and Hong Kong. Lehman Brothers is in the process of marketing its second institutional merchant banking fund, with targeted commitments of $1.5 billion.

     Since 1989, the Company's principal method of making merchant banking investments has been through a series of partnerships (the "1989 Partnerships"), for which the Company acts as general partner, and in some cases as a limited partner. During the remaining life of the 1989 Partnerships, the Company's merchant banking activities, with respect to investments made by the 1989 Partnerships, will be directed toward selling or otherwise monetizing such investments. The Company's current merchant banking activities include investments in six partnerships, for which the Company acts as general partner, as well as direct investments. These merchant banking investments include both publicly traded and privately held companies diversified on a geographic and industry basis. At November 30, 1996, the investment in merchant banking partnerships, including the 1989 partnerships, was $329 million. The Company has a commitment to invest up to $199 million in one of its employee merchant banking investment vehicles. The Company has no remaining commitments to the other five merchant banking partnerships or other direct investments.

FIXED INCOME

     Lehman Brothers actively participates in all key fixed income markets worldwide and maintains a 24-hour trading presence in global fixed income securities. The Company combines professionals from the distribution, research and trading areas of Fixed Income, together with investment bankers, into teams to serve the financial needs of the Company's clients and customers. The Company is a leading underwriter of new issues, and also makes markets in these and other fixed income securities. The Company's global presence facilitates client and customer transactions and provides liquidity in marketable fixed and floating rate debt securities.

     Fixed Income businesses include the following:

     Corporate Debt Securities. Lehman Brothers engages in the underwriting and market making of fixed and floating rate investment grade debt worldwide.

     Emerging Market Securities. The Company is active in the trading, structuring and underwriting of Latin American, Eastern European, and Asian dollar and local currency instruments. The Company maintains investment banking offices in Mexico City, Sao Paulo, Buenos Aires and New Delhi, among other locations.

     Financing. The Company's Financing unit engages in three primary functions: managing the Company's matched book activities, supplying secured financing to customers, and providing funding for the Company's activities. Matched book funding involves lending cash on a short-term basis to institutional customers collateralized by marketable securities, typically government or government agency securities. The Company enters into these agreements in various currencies and seeks to generate profits from the difference between interest earned and interest paid. The Financing unit works with the Company's institutional sales force to identify customers that have cash to invest and/or securities to pledge to meet the financing and investment objectives of the Company and its customers. Financing also coordinates with the Company's treasury area to provide collateralized financing for a large portion of the Company's securities and other financial instruments owned. In addition to its activities on behalf of its U.S. clients and customers, the Company is a major participant in the European and Asian repurchase agreement markets, providing secured financing for the Firm's customers in those regions.

     Fixed Income Derivatives. The Company offers a broad range of derivative product services in all major currencies on a 24-hour per-day global basis. Derivatives professionals are integrated into all of the Company's fixed income areas in the response to the continued convergence of the cash and derivative markets worldwide.

     Foreign Exchange. Lehman Brothers' global foreign exchange operation provides its customers with market access and liquidity in more than 20 currencies on a 24-hour-per-day basis. With six locations worldwide, Lehman Brothers offers its customers superior execution, market intelligence, analysis and hedging capabilities, utilizing foreign exchange as well as foreign exchange options and derivatives. In a collaboration with the Firm's emerging markets unit, the Firm's foreign exchange activities have increasingly diversified into Latin America, Eastern Europe and Asian currencies. Lehman Brothers also provides advisory services to central banks, corporations, investors worldwide, structuring innovative products to fit their specific needs. The Firm makes extensive use of its worldwide macroeconomics research to advise clients on the appropriate strategies to minimize interest rate and currency risk. In addition to the Company's traditional client/ customer-driven foreign exchange activities, Lehman Brothers also trades foreign exchange for its own account.

     Government and Agency Obligations. Lehman Brothers is one of the leaders among the 37 primary dealers in U.S. government securities, as designated by the Federal Reserve Bank of New York, participating in the underwriting and market-making of U.S. Treasury bills, notes and bonds, and securities of federal agencies. The Company is also a market-maker in the government securities of all G7 countries, and participates in other major European and Asian government bond markets. The Company has significantly increased its activities in the Canadian market with its Toronto office, in France as a reporting dealer and in Italy as a super-primary dealer.

     High Yield Securities and Bank Loans. The Company also underwrites and makes markets in non-investment grade debt securities and bank loans. The Company now provides a "one-stop" leveraged finance solution for corporate and financial acquirers and high yield issuers.

     Money Market Products. Lehman Brothers holds dominant market positions in the origination and distribution of medium-term notes and commercial paper. Since 1992, the Company has received global medium-term note mandates for 1,416 programs with a borrowing capacity of $2 trillion. The Company is an appointed dealer for over 600 active commercial paper programs on behalf of companies and government agencies worldwide. The Company is also a major participant in the preferred stock market, managing numerous offerings of long-term and perpetual preferreds and auction rate securities.

     Mortgage and Asset-Backed Securities. The Company is a leading underwriter of and market-maker in residential and commercial mortgage- and asset-backed securities. Lehman Brothers underwrites and makes markets in the full range of U.S. agency-backed mortgage products, mortgage-backed securities, asset-backed securities and whole loan products. Internationally, the Firm has expanded its capabilities in mortgage and asset-backed securities, leases, mortgages, multi-family financing and commercial loans.

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

EQUITIES

     Lehman Brothers combines professionals from the sales, trading, investment banking and research areas of Equities, into teams to serve the financial needs of the Company's equity clients and customers. The Company's equity expertise and the integrated nature of the Company's global operations enable Lehman Brothers to structure and execute global equity transactions for clients worldwide. The Company is a leading underwriter of initial public and secondary offerings of equity and equity-related securities. Lehman Brothers also makes markets in these and other securities, and executes block trades on behalf of clients and customers. The Company also actively participates in assisting governments around the world in raising equity capital as part of their privatization programs.

     The Equities group is responsible for the Company's equity operations and all dollar and non-dollar equity and equity-related products worldwide. These products include listed and over-the-counter ("OTC") securities, American Depositary Receipts, convertibles, options, warrants and derivatives. The Company participates in the global equity and equity-related markets in all major currencies through its worldwide presence and membership in major stock exchanges, including among others, those in New York, London, Tokyo, Hong Kong, Frankfurt, Milan and Stockholm.

     Equity Derivatives. Lehman Brothers offers equity derivative capabilities across a wide spectrum of products and currencies, including domestic and international program trading, listed options and futures and structured derivatives.

     Equity Finance. Lehman Brothers maintains an extensive Equity Financing and Prime Broker business to provide liquidity to its clients and customers and supply a source of secured financing for the Firm. Margin lending for the purchase of equities and other capital markets' products as well as securities lending and short selling. The Prime Broker business engages in full operations, clearing and processing services for that unit's customers.

GLOBAL DISTRIBUTION

     Lehman Brothers' institutional and private client sales organizations encompass distinct global sales forces that have been integrated into the fixed income and equity businesses to provide investors with the full array of products and research offered by the Firm.

     Fixed Income Sales. The Firm's Fixed Income sales force is one of the largest in the industry, with close to 300 professionals in 15 locations worldwide, serving the investing and liquidity needs of major institutional investors. Employing a relationship management approach that provides superior information flow and product opportunities for the Firm's customers, the Fixed Income sales organization covers the major share of the buying power in the global fixed income markets. Further, the Firm's expertise in foreign exchange and derivatives provides customers with comprehensive solutions to their global risk management needs.

     Equity Sales. Lehman Brothers' institutional Equity sales group of over 300 professionals provides an extensive range of services to institutional investors through locations in the U.S., Europe and Asia. The Equity sales organization focuses on developing long-term relationships though a comprehensive understanding of customers' investment objectives, while providing proficient execution and consistent liquidity in a wide range of global equity securities and derivatives. For the world's largest and most active investors, the Firm has appointed senior account managers to enhance the coordination between Equity and Fixed Income sales coverage in serving these complex investors' needs.

     Private Client Sales. The Company's Private Client Services group serves the investment needs of private investors with substantial assets as well as over 1,000 mid-sized institutional accounts worldwide. The group has a global presence with investment representatives located in six offices in North America and additional offices in major financial centers in Latin America, Europe, the Middle East and Asia. Among other services, investment professional provide their clients with direct access to fixed income, equity, foreign exchange and derivative products, as well as the Firm's research and execution capabilities, thereby serving as a valuable extension of the Firm's institutional sales force. The Private Client Services group also enables the Company's issuing clients to access a diverse, high-net-worth investor base throughout the world. The Firm also has established a comprehensive array of onshore and offshore investment vehicles, managed by multiple third parties, to broaden the range of the services and investment strategies provided to its clients.

RESEARCH

     Fixed Income Research. Fixed Income research at Lehman Brothers encompasses the full range of research disciplines: quantitative, economic, strategic, credit, portfolio and market-specific analysis. Fixed Income research is integrated with and supports the Company's investment banking, sales and trading activities. An important objective of Fixed Income research is to have in place high quality research analysts covering industry, geographic and economic sectors that support the activities of the Company's clients and customers. The department's 235 specialists provide expertise in U.S., European and Asian government and agency securities, derivatives, sovereign issues, corporate securities, high yield, asset- and mortgage-backed securities, commercial real estate, emerging market debt and municipal securities.

     Equity Research. The Equity Research department is integrated with and supports the Company's investment banking, sales and trading activities. To ensure in-depth expertise within various markets, Equity Research has established regional teams on a worldwide basis that are staffed with industry and strategy specialists. The Equity Research department is comprised of 260 professionals covering 50 industry sectors and over 1,300 companies worldwide.

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

     Asset Management. The Company plans to focus on sponsoring and distributing sophisticated strategic funds attractive to high-net-worth individuals and institutions.

     Proprietary Trading. In addition to its customer-flow activities, Lehman Brothers also takes proprietary positions in interest rate, foreign exchange, various securities, derivatives and commodities for its own account. The Company's proprietary trading activities bring together various research and trading disciplines allowing it to take market positions, which at times may be significant, consistent with the Company's expectations of future events (such as movements in the level of interest rates, changes in the shape of yield curves and changes in the value of currencies). The Company is subject to the risk that actual market events will be different from the Company's expectations, which may result in significant losses associated with such proprietary positions. The Company's proprietary trading activities are generally carried out in consultation with personnel from the relevant major product area (e.g., mortgages, derivatives and foreign exchange).

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

     In 1996, the Company invested in a strategic global foundation for information technology upon which all future investments in technology will be leveraged. The Company also continued to make significant investments in its employees through management training and career development initiatives.

RISK MANAGEMENT

     As a leading global investment banking company, risk is an inherent part of all of Lehman Brothers' businesses and activities. Lehman Brothers has developed policies and procedures to identify, measure and monitor each of the various types of risks involved in its trading, brokerage and investment banking activities on a global basis. The principal risks involved in Lehman Brothers' activities are market risks, credit or counterparty risks, liquidity, legal and operational risks. Lehman Brothers has developed a control infrastructure to monitor and manage each type of risk on a global basis throughout the Company.

     In its trading, market-making and underwriting activities, Lehman Brothers is subject to risks relating to fluctuations in market prices and liquidity of specific securities, instruments and derivative products, as well as volatility in market conditions in general. The markets for these securities and products are affected by many factors, including the financial performance and prospects of specific companies and industries, domestic and international economic conditions (including inflation, interest and currency exchange rates and volatility), the availability of capital and credit, political events (including proposed and enacted legislation) and the perceptions of participants in these markets.

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

     The Company aims to reduce risk through the diversification of its products, counterparties and activities in geographic regions. The Company accomplishes this objective by allocating the usage of capital to each of its businesses, establishing trading limits for individual products and traders, and setting credit limits for individual counterparties including regional concentrations.

     The Company's risk management strategy is headed by a Risk Management Committee, which reviews exposures, ratifies division risk limits, and signs off on Risk Management guidelines. Overall risk management is based on a multi-tier approach to risk which includes many independent groups (i.e., the Risk Management Committee, the Market and Credit Risk Management Departments, Audit, Finance, Legal and Treasury) that assist in the identification, assessment and control of risk. Senior management plays a critical role in the ongoing evaluation of risks, and adjusts risk management policies as necessary. A further description of the Firm's Risk Management procedures is contained in the "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Management" on pages 49-51 of the 1996 Annual Report to Stockholders, and is incorporated herein by reference.

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

     Since 1990, management has devoted substantial resources to reducing the Company's Non-Core Assets. Between December 31, 1990 and November 30, 1996, the Company's Non-Core Assets decreased from $2.3 billion in 1990 to approximately $151 million in 1996. The value of the Company's Non-Core Assets includes carrying value plus contingent exposures net of reserves. Management's intention with regard to these Non-Core Assets is the prudent liquidation of these investments as and when possible.

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

REGULATION

     The securities industry in the United States is subject to extensive regulation under both federal and state laws. LBI and certain other subsidiaries of Holdings are registered as broker-dealers and investment advisors with the Commission and as such are subject to regulation by the Commission and by self-regulatory organizations, principally the NASD and national securities exchanges such as the NYSE, which has been designated by the Commission as LBI's primary regulator, and the Municipal Securities Rulemaking Board. Securities firms are also subject to regulation by state securities administrators in those states in which they conduct business. LBI is a registered broker-dealer in all 50 states, the District of Columbia and the Commonwealth of Puerto Rico. The Commission, self-regulatory organizations and state securities commis-sions may conduct administrative proceedings, which may result in censure, fine, the issuance of cease-and-desist orders or suspension or expulsion of a broker-dealer or an investment advisor, its officers or employees.

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

CAPITAL REQUIREMENTS

     LBI, Lehman Brothers International (Europe) ("LBIE"), the Tokyo branch of Lehman Brothers Japan Inc. ("LBJTB") and other of Holdings' subsidiaries are subject to various securities, commodities and banking regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Regulatory Capital" on page 45 of the 1996 Annual Report to Stockholders, and Footnote 9 of Notes to Consolidated Financial Statements.

EMPLOYEES

     As of November 30, 1996 the Company employed approximately 7,560 persons, including 5,350 in the U.S. and 2,210 internationally. The Company considers its relationship with its employees to be good.

ITEM 2.   PROPERTIES

     The Company's headquarters occupy approximately 1.1 million square feet of space at 3 World Financial Center in New York, New York, which is owned by the Company as tenants-in-common with American Express and various other American Express subsidiaries. Approximately 74,000 square feet has been subleased in connection with a real estate restructuring. See Note 16 to the Consolidated Financial Statements.

     The Company entered into a lease for approximately 405,000 square feet for offices located at 101 Hudson Street in Jersey City, New Jersey (the "Operations Center"). The Operations Center is used by systems, operations, and certain administrative personnel and contains certain back-up trading systems. The lease term is approximately 16 years and commenced in August 1994. Approximately 63,000 square feet has been subleased in connection with a real estate restructuring.

     The Company leases approximately 338,000 square feet of office space in London, England. The Company consolidated most of its London operations into this space in 1987. Most of the Company's other offices are located in leased premises, the leases for which expire at various dates through the year 2007.

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

Actions Relating To First Capital Holdings Inc.

     Concurrent with the bankruptcy filing of First Capital Holdings ("FCH") in May, 1991 and the conservatorship and receivership of its two life insurance subsidiaries, First Capital Life Insurance Company ("First Capital Life") and Fidelity Bankers Life Insurance Company ("Fidelity Bankers Life") (First Capital Life and Fidelity Bankers Life collectively, the "Insurance Subsidiaries"), a number of lawsuits were commenced, naming one or more of Holdings, Lehman Brothers and American Express as defendants (individually or collectively, as the case may be, the "American Express Defendants"). Some of these actions have been subsequently settled and/or dismissed. Those matters still pending are described below.

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

     On November 14, 1991, the Judicial Panel on Multidistrict Litigation issued an order transferring and coordinating for all pretrial purposes all related actions concerning the sale of FCH securities, including the Shareholder Class Action, and any future filed "tag-along" actions, to Judge John G. Davies of the United States District Court for the Central District of California (the "California District Court"). The cases are captioned In Re: First Capital Holdings Corporation Financial Products Securities Litigation. MDL Docket No.-901 (the "MDL Action").

     On January 18, 1993, an amended consolidated class action complaint (the "Third Complaint") was filed. The Third Complaint names as defendants American Express, Holdings, Lehman Brothers, a former officer and director of FCH, Robert Weingarten and his wife, Palomba Weingarten, other former FCH officers Gerry Ginsberg and Philip A. Fitzpatrick, the six current and former outside directors of FCH, Peter Cohen, Richard Descherer, William L. Mack, Jerome H. Miller, Jeffrey B. Lane and Robert Druskin (collectively the "Outside Directors"), Fred Buck (President of First Capital Life) and Peat Marwick. The complaint raises claims under the federal securities law and the common law of fraud and negligence. On March 10, 1993, the American Express defendants answered the Third Amended Complaint, denying its material allegations.

     On March 11, 1993, the California District Court entered an order granting class certification to the Shareholder Class. The class consists of all persons, except defendants, who purchased FCH common stock, preferred stock and debentures during the period May 4, 1988 to and including May 10, 1991. On September 4, 1996 the parties agreed to a settlement in principle, subject to documentation and court approval.

     The Virginia Commissioner of Insurance Action. On December 9, 1992, a complaint was filed in the United States District Court for the Eastern District of Virginia (the "Virginia Court") by Steven Foster, the Virginia Commissioner of Insurance (the "Commissioner") as Deputy Receiver of Fidelity Bankers Life. The Complaint names Holdings and Weingarten, Ginsberg and Leonard Gubar, a former director of FCH and Fidelity Bankers Life, as defendants. The action was subsequently transferred to California to be part of the MDL Action. The Complaint alleges that Holdings acquiesced in and approved the continued mismanagement of Fidelity Bankers Life and that it participated in directing the investment of Fidelity Bankers Life assets. The complaint asserts claims under the federal securities laws and asserts common law claims including fraud, negligence and breach of fiduciary duty and alleges violations of the Virginia Securities laws by Holdings. It allegedly seeks no less than $220 million in damages to Fidelity Bankers Life and its present and former policyholders and creditors and punitive damages. Holdings has answered the complaint, denying its material allegations. As a result of Holdings' motion for summary judgment, the court limited the damages the Commissioner may seek to less than approximately $30 million. In addition, the court transferred the case back to the Virginia Court for trial.

Easton & Co. v. Mutual Benefit Life Insurance Co., et al.; Easton & Co. v. Lehman Brothers Inc.

     Lehman Brothers was named as a defendant in two consolidated class action complaints pending in the United States District Court for the District of New Jersey (the "N.J. District Court"). Easton & Co. v. Mutual Benefit Life Insurance Co., et al. ("Easton I"), and Easton & Co. v. Lehman Brothers Inc. ("Easton II"). The plaintiff in both of these actions is Easton & Co., which is a broker-dealer located in Fort Lee, New Jersey. Both of these actions allege federal securities law claims and pendent common law claims in connection with the sale of certain municipal bonds as to which Mutual Benefit Life Insurance Company ("MBLI") has guaranteed the payment of principal and interest. MBLI is an insurance company which was placed in rehabilitation proceedings under the supervision of the New Jersey Insurance Department on or about July 16, 1991.

     Easton I was commenced on or about September 17, 1991. The litigation was purportedly brought on behalf of a class consisting of all persons and entities who purchased DeKalb, Georgia Housing Authority MultiFamily Housing Revenue Refunding Bonds (North Hill Ltd. Project), Series 1991, due November 30, 1994 (the "DeKalb Bonds") during the period from May 3, 1991 (when the DeKalb bonds were issued) through July 16, 1991. Lehman Brothers acted as underwriter for this bond issue, which was in the aggregate principal amount of $18.7 million. The complaint alleged that Lehman Brothers violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and sought damages in an unspecified amount or rescission. The complaint also alleged a common law negligent misrepresentation claim against Lehman Brothers and the other defendants.

     Easton II was commenced on or about May 18, 1992, and named Lehman Brothers as the only defendant. Plaintiff purported to bring this second lawsuit on behalf of a class composed of all persons who purchased "MBLI-backed Bonds" from Lehman Brothers during the period April 19, 1991 through July 16, 1991. The complaint alleged that Lehman Brothers violated Section 10(b) and Rule 10b-5, and seeks monetary damages in an unspecified amount, or rescission pursuant to
Section 29(b) of the Exchange Act. The complaint also contained a common law claim of alleged breach of duty and negligence. On or about February 9, 1993, the N.J. District Court granted plaintiffs' motion for class certification in Easton I. The parties agreed to certification of a class in Easton II for purchases of certain fixed-rate MBLI-backed bonds during the class period. LBI, together with the other defendants in Easton I and Easton II, has agreed to settle both cases, subject to court approval.

Warren D. Chisum, et al. v. Lehman Brothers Inc. et al.

     On February 28, 1994 a purported class action was filed in the United States District Court for the Northern District of Texas. An amended complaint was filed on December 15, 1994. The amended complaint names LBI and two former EFH employees as defendants. The complaint alleges that defendants violated
Section 10(b) of the Exchange Act and RICO, breached their fiduciary duties and the limited partners' contract and committed fraud in connection with the origination, sale and operation of nine EFH net lease real estate limited partnerships. Plaintiffs seek: (i) to certify a class of all persons who purchased limited partnership interests in the nine partnerships at issue, (ii) unspecified damages, plus interest or rescission, (iii) treble damages, (iv) punitive damages and (v) accounting and attorneys' fees. On April 2, 1996 the Court filed an opinion and order certifying the litigation as a class action, consisting of all persons who purchased interests in the nine EFH net lease limited partnerships. On July 11, 1996, the Court issued a memorandum and order dismissing plaintiffs' RICO claim. Defendants have answered the complaint and denied its material allegations.

Actions Relating to the Sales and Marketing of Limited Partnerships

     Subsequent to a January 26, 1996 article in the Wall Street Journal entitled "SEC, Brokers Study Pact on Partnerships," various putative class actions were filed in different state courts relating to the sales and marketing of limited partnerships by E.F. Hutton & Co. and Shearson and their affiliates during the 1980's. Thereafter all of these actions were consolidated into the two actions described below, or were effectively stayed while these actions proceed.

     Under the terms of an agreement between American Express and Holdings, American Express has agreed to indemnify Holdings for liabilities which it may incur in connection with any action relating to any business conducted by The Balcor Company, a former Lehman Brothers subsidiary ("Balcor"), in which Holdings is named as a parent company or control person of Balcor. Holdings believes that some of the allegations in certain of the actions described below are covered by this indemnity.

     In re Lehman Brothers Limited Partnership Litigation. On October 18, 1996, a purported class action was filed in the Court of Chancery of the State of Delaware in and for New Castle County on behalf of all persons who purchased units in the public, proprietary limited partnerships organized or operated by Shearson or E.F. Hutton & Co. between 1981 and the present (with certain exceptions). Defendants are LBI and 56 Lehman-affiliated general partners. The complaint alleges that defendants breached their fiduciary duties or aided and abetted such a breach by allegedly misrepresenting and or failing to disclose the nature of the risks and the status and financial condition of the partnerships; collecting excessive fees; failing to exercise due care in selecting investments for the partnerships; and recommending and selling the partnerships as suitable investments. The complaint seeks, among other things
(1) to certify the case as a class action; (2) to declare that defendants breached their duties; (3) to enjoin defendants from operating the partnerships for their own benefit; (4) to account for all profits and impose a constructive trust on them; and (5) to award compensatory damages, costs and expenses and attorneys' fees.

     Klein, et al. v. Lehman Brothers, Inc., et al. On August 30, 1996 a purported class action was filed in the Superior Court of New Jersey, Law
Division: Union County on behalf of investors in certain specified limited partnerships offered by Shearson and Balcor. Named as defendants are LBI, American Express Company, Smith Barney Holdings, Inc. and 17 Shearson limited partnerships and a number of Balcor-originated limited partnerships. The complaint alleges claims in connection with the marketing, sale and operation of the limited partnerships for common law fraud and deceit, equitable fraud, negligent misrepresentation, breach of fiduciary duty and contract and violation of certain New Jersey statutes relating to the sale of securities. The complaint seeks compensatory damages for lost principal and interest, general damages and punitive damages, treble damages under the New Jersey statutes, and costs and attorneys' fees.

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

     Macmillan, Inc. v. Bishopsgate Investment Trust, Shearson Lehman Brothers Holdings PLC et al. This action was commenced by issuance of a writ in the High Court of Justice in London, England on or about December 9, 1991. In this action, Macmillan sought relief virtually identical to that sought in the Berlitz action, described above. Specifically, Macmillan sought a declaration that it is the legal and beneficial owner of the disputed 10.6 million shares of Berlitz common stock, including the 1.9 million shares then held by PLC. After a trial, on December 10, 1993, the High Court of Justice handed down a judgment finding for the Company on all aspect of its defense and dismissing Macmillan's claims. On November 2, 1995, the Court of Appeal issued a preliminary judgment dismissing Macmillan's appeal. Subsequently, the House of Lords denied Macmillan's request for leave to appeal.

     MCC Proceeds Inc. v. Lehman Brothers International (Europe) This action was commenced by issuance of a writ in the High Court of Justice in London, England on July 14, 1995. In this action, MCC Proceeds Inc., as successor to Macmillan, Inc., seeks relief identical to that sought in the Berlitz action described above, but based on a legal theory which was initially pleaded but ultimately abandoned by the plaintiff in Berlitz. The High Court granted LBIE's application to dismiss the proceeding and assessed costs against MCC Proceeds. MCC Proceeds has appealed the dismissal, and LBIE has responded.

Lehman Brothers Commercial Corporation and Lehman Brothers Special Financing Inc. v. Minmetals International Non-Ferrous Metals Trading Company

     On November 15, 1994, two Lehman Brothers subsidiaries, Lehman Brothers Commercial Corporation ("LBCC") and Lehman Brothers Special Financing Inc. ("LBSF"), commenced an action against Minmetals International Non-Ferrous Metals Trading Company ("Minmetals") and China National Metals and Minerals Import and Export Company ("CNM") in the United States District Court for the Southern District of New York alleging breach of contract against Minmetals and breach of guarantee against CNM. The litigation arose from the refusal by Minmetals and CNM to honor their obligations with respect to certain foreign exchange and swap transactions. LBCC and LBSF seek to recover approximately $52.5 million from Minmetals and/or CNM. On June 26, 1995, the court granted CNM's motion to dismiss the claims against it, but also granted LBCC and LBSF leave to replead. Minmetals filed fourteen counterclaims against Lehman entities based on violations of federal securities and commodities laws and rules, and theories of fraud, breach of fiduciary duty and conversion. The court denied a motion by the Lehman counterclaim defendants to dismiss the six fraud-based counterclaims. On June 24, 1996, the court granted the motion of LBCC and LBSF to file an amended complaint naming CNM as an additional defendant. Discovery is progressing.

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

     On December 16, 1994, plaintiffs served a consolidated Amended Complaint naming 33 defendants including LBI. Plaintiffs claim violations of the federal antitrust laws including Section 1 of the Sherman Antitrust Act. Plaintiffs seek unspecified compensatory damages trebled in accordance with the antitrust laws, costs including attorneys' fees as well as injunctive relief. The court dismissed the action with leave to replead, stating that the complaint failed to identify the securities involved with sufficient specificity. The plaintiffs repled and the defendants answered the amended complaint on November 17, 1995. Discovery has commenced.

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

Leetate Smith, et al. v. Merrill Lynch, et al.

     On September 28, 1995 a class action complaint was filed in the Superior Court for the State of California in Orange County (the "Complaint"). The Complaint was purportedly brought on behalf of purchasers of bonds, notes and other securities during the period July 1, 1992 through December 6, 1994 (the "Class Period") that were issued by Orange County or by other public entities which had funds invested in Orange County's Investment Pool (collectively the "County"). Also named as defendants are eight other broker-dealers who are, like LBI, alleged to have acted as underwriters of the County's debt securities and the five financial advisors who allegedly advised the County during the Class Period. The Complaint alleges violations of various sections of the California Corporations Code based on the alleged misstatements and omissions in the Official Statements of the debt offerings by the County primarily relating to the County's creditworthiness and ability to repay the debts. Certain of the defendants, including LBI, entered into a settlement which was approved by the state court on December 10, 1996. A parallel complaint filed in federal court was voluntarily dismissed.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The approximate number of holders of record of the Registrant's Common Stock was 27,313 at January 31, 1997. Information concerning the market for the Registrant's common equity and related stockholder matters in this set forth on page 88 of the 1996 Annual Report to Stockholders and is hereby incorporated herein by reference.

ITEM 6.   SELECTED FINANCIAL DATA

     Selected financial data contained on pages 85 and 86 of the 1996 Annual Report to Stockholders is deemed a part of this Annual Report on Form 10-K and is hereby incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis of Financial Condition and Results of Operations is set forth under the same caption on pages 32 to 51 of the 1996 Annual Report to Stockholders. Such information is hereby incorporated herein by reference and should be read in conjunction with the Consolidated Financial Statements and the Notes thereto contained on pages 53-84 of such Annual Report.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements of the Registrant and its Subsidiaries together with the Notes thereto and the Report of Independent Auditors thereon required by this Item are contained in the 1996

Annual Report to Stockholders on pages 52-84 and such information is hereby incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information relating to Directors of the Registrant is set forth under the caption "Election of Directors" on pages 4-7 of the Proxy Statement of the Registrant for its 1997 Annual Meeting of Stockholders and information relating to Executive Officers of the Registrant is set forth under the caption "Executive Officers of the Company" on pages 9 and 10 of the Proxy Statement of the Registrant for its 1997 Annual Meeting of Stockholders and such information is hereby incorporated by reference.

ITEM 11.   EXECUTIVE COMPENSATION

     Information relating to executive compensation is set forth under the captions "Compensation of Current Directors", "Compensation Committee Report of Executive Compensation", "Summary Compensation Table", "Pension Benefits" and "Employment Contracts and other Arrangements with Executive Officers" on pages 8-16 of the Proxy Statement of the Registrant for its 1997 Annual Meeting of Stockholders and such information is hereby incorporated by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information relating to security ownership of management and certain beneficial owners is set forth under the caption "Security Ownership of Directors and Executive Officers" on page 10 of the Proxy Statement of the Registrant for its 1997 Annual Meeting of Stockholders and such information is hereby incorporated by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information relating to certain relationships and related transactions is set forth under the captions "Certain Transactions and Agreements with Directors and Executive Officers", "Certain Transactions and Agreements with American Express and Subsidiaries", Certain Transactions and Agreements with Nippon Life and "Certain Transactions and Agreements among the Company, American Express and Nippon Life" on pages 18-21 of the Proxy Statement of the Registrant for its 1997 Annual Meeting of Stockholders and such information is hereby incorporated by reference.

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

          3. Exhibits:

EXHIBIT
  NO.
-------
   3.1    Restated Certificate of Incorporation of the Registrant dated May 27, 1994
          (incorporated by reference to Exhibit 3.1 of the Registrant's Transition Report on
          Form 10-K for the eleven months ended November 30, 1994).
   3.2    By-Laws of the Registrant, amended as of September 24, 1996.*
   4.1    The instruments defining the rights of holders of the long-term debt securities of the Registrant and its subsidiaries are omitted pursuant to section (b)(4)(iii)(A) of
          Item 601 of Regulation S-K. The Registrant hereby agrees to furnish copies of these instruments to the Securities and Exchange Commission upon request.
  10.1    Agreement of Tenants-In-Common by and among American Express Company, American
          Express Bank Ltd., American Express Travel Related Services Company, Inc., Shearson
          Lehman Brothers Inc., Shearson Lehman Government Securities, Inc. and Shearson Lehman
          Commercial Paper Incorporated (incorporated by reference to Exhibit 10.1 of the
          Registrant's Transition Report on Form 10-K for the eleven months ended November 30,
          1994).
  10.2    Tax Allocation Agreement between Shearson Lehman Brothers Holdings Inc. and American
          Express Company (incorporated by reference to Exhibit 10.2 of the Registrant's
          Transition Report on Form 10-K for the eleven months ended November 30, 1994).
  10.3    Intercompany Agreement between American Express Company and Shearson Lehman Brothers
          Holdings Inc. (incorporated by reference to Exhibit 10.3 of the Registrant's
          Transition Report on Form 10-K for the eleven months ended November 30, 1994).
  10.4    Investment Agreement among American Express Company, Shearson Lehman Brothers
          Holdings Inc. and Nippon Life Insurance Company (incorporated by reference to Exhibit
          10.21 of the Registrant's Registration Statement on Form S-1 (Reg. No. 33-12976)).
  10.5    Business Association Agreement by and among American Express Company, Shearson Lehman
          Brothers Holdings Inc. and Nippon Life Insurance Company (incorporated by reference to Exhibit 10.23 of the Registrant's Registration Statement on Form S-1 (Reg. No.
          33-12976)).
  10.6    Letter, dated March 23, 1987, from Nippon Life Insurance to American Express Company and Shearson Lehman Brothers Holdings Inc. (incorporated by reference to Exhibit
          10.24 of the Registrant's Registration Statement on Form S-1 (Reg. No. 33-12976)).
  10.7    1990 Agreement, dated as of June 12, 1990, by and between American Express Company and Nippon Life Insurance Company (incorporated by reference to Exhibit 10.25 of the
          Registrant's Annual Report on Form 10-K for the year ended December 31, 1990).
  10.8    Letter, dated August 10, 1990, from Shearson Lehman Brothers Holdings Inc. to Nippon
          Life Insurance Company and American Express Company (incorporated by reference to
          Exhibit 10.26 of the Registrant's Annual Report on Form 10-K for the year ended
          December 31, 1990).
  10.9    Transaction Support Services Agreement dated as of September 30, 1994 by and between
          Bear, Stearns Securities Corp. and Lehman Brothers Inc. (incorporated by reference to
          Exhibit 10.15 of the Registrant's Transition Report on Form 10-K for the eleven months ended November 30, 1994).
 10.10    Lease dated as of October 13, 1993 between 101 Hudson Leasing Associates and Lehman
          Brothers Holdings Inc. (incorporated by reference to Exhibit 10 of Holdings'
          Quarterly Report on Form 10-Q for the quarter ended September 30, 1993).

EXHIBIT
  NO.
-------
 10.11    Lehman Brothers Inc. Executive and Select Employees Plan (incorporated by reference to Exhibit 10.4 of the Registrant's Registration Statement on Form S-1 (Reg. No.
          33-12976)).
 10.12    Lehman Brothers Holdings Inc. Deferred Compensation Plan for Non-Employee Directors
          (incorporated by reference to Exhibit 10.11 of the Registrant's Registration
          Statement on Form S-1 (Reg. No. 33-12976)).
 10.13    Amended and Restated Agreements of Limited Partnership of Shearson Lehman Hutton
          Capital Partners II (incorporated by reference to Exhibit 10.48 of the Registrant's
          Annual Report on Form 10-K for the year ended December 31, 1988).
 10.14    Lehman Brothers Holdings Inc. 1994 Management Ownership Plan (incorporated by reference to Exhibit 10.25 of the Registrant's Registration Statement on Form S-1
          (Reg. No. 33-52977)).
 10.15    Lehman Brothers Holdings Inc. 1996 Management Ownership Plan (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the
          quarter ended August 31, 1996).
 10.16+   Lehman Brothers Holdings Inc. Short-Term Executive Compensation Plan (incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the
          quarter ended August 31, 1996).
 10.17+   Lehman Brothers Holdings Inc. 1996 Short-Term Executive Compensation Plan
          (incorporated by reference to Exhibit 10.26 of the Registrant's Registration
          Statement on Form S-1 (Reg. No. 33-52977)).
 10.18+   Lehman Brothers Holdings Inc. 1994 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.27 of the Registrant's Registration Statement on Form S-1
          (Reg. No. 33-52977)).
 10.19    Purchase and Exchange Agreement dated April 28, 1994, between the Registrant and
          American Express Company (incorporated by reference to Exhibit 10.29 of the
          Registrant's Transition Report Form 10-K for the Eleven Months ended November 30,
          1994).
 10.20    Registration Rights Agreement, dated as of May 27, 1994, between American Express
          Company and the Registrant (incorporated by reference to Exhibit 10.30 of the
          Registrant's Transition Report Form 10-K for the Eleven Months ended November 30,
          1994).
 10.21    Option Agreement, dated May 27, 1994, by and among American Express Company, American
          Express Bank Ltd., American Express Travel Related Services Company, Inc., Lehman
          Brothers Inc., Lehman Government Securities, Inc. and Lehman Commercial Paper
          Incorporated. (incorporated by reference to Exhibit 10.31 of the Registrant's
          Transition Report Form 10-K for the Eleven Months ended November 30, 1994).
 10.22    1994 Agreement, dated April 27, 1994, between the Registrant and Nippon Life
          Insurance Company. (incorporated by reference to Exhibit 10.32 of the Registrant's
          Transition Report Form 10-K for the Eleven Months ended November 30, 1994).
 10.23    Lehman Brothers Inc. Voluntary Deferred Compensation Plan ((For Select Executives)
          (incorporated by reference to Exhibit 10.33 of the Registrant's Registration
          Statement on Form S-1 (Reg. No. 33-52977)).
 10.24+   Lehman Brothers Inc. Voluntary Deferred Compensation Plan ((For Transferred
          Participants' Vested Amounts as of July 31, 1993) (incorporated by reference to
          Exhibit 10.34 of the Registrant's Registration Statement on Form S-1 (Reg. No.
          33-52977)).
 10.25+   Lehman Brothers Inc. Executive and Select Employees Plan ((For Transferred
          Participants) (incorporated by reference to Exhibit 10.35 of the Registrant's
          Registration Statement on Form S-1 (Reg. No. 33-52977)).
 10.26+   Lehman Brothers Holdings Inc. Cash Award Plan. (incorporated by reference to Exhibit
          10.36 of the Registrant's Transition Report on Form 10-K for the Eleven Months ended
          November 30, 1994).

EXHIBIT
  NO.
-------
 10.27    Amended and Restated Agreement of Limited Partnership of Lehman Brothers Capital
          Partners III, L.P. (incorporated by reference to Exhibit 10.27 to the Registrant's
          Annual Report on Form 10-K for the fiscal year ended November 30, 1995).
10.28+    Lehman Brothers Holdings Inc. Merchant Banking Long-Term Incentive Plan (for U.S.
          participants).*
10.29+    Lehman Brothers Holdings Inc. Merchant Banking Discretionary Incentive Compensation
          Plan (for non-U.S. participants).*
   11.    Computation of per share Earnings.*
 12.(a)   Computation in support of ratio of earnings to fixed charges.*
 12.(b)   Computation in support of ratio of earnings to combined fixed charges and preferred dividends.*
   13.    The following portions of the Company's 1996 Annual Report to Stockholders, which are incorporated by reference in this Annual Report on Form 10-K:
  13.1    "Management's Discussion and Analysis of Financial Condition and Results of
          Operations", pages 32-51.*
  13.2    "Consolidated Financial Statements", pages 53-84.*
  13.3    "Market for Registrant's Common Equity and Related Stockholder Matters", page 88.*
   21.    List of the Registrant's Subsidiaries*.
   23.    Consent of Ernst & Young LLP.*
   24.    Powers of Attorney.*
   27.    Financial Data Schedule.*

     (b) Reports on Form 8-K.

    1.    Form 8-K dated January 4, 1996, Items 5 and 7.
    2.    Form 8-K dated February 8, 1996, Item 7.
    3.    Form 8-K dated June 20, 1996, Item 7.
    4.    Form 8-K dated September 25, 1996, Item 7.
    5.    Form 8-K dated January 7, 1997, Items 5 and 7.

---------------
* Filed herewith.
+ Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c).

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

                                         LEHMAN BROTHERS HOLDINGS INC.
                                                   (Registrant)

                                          February 28, 1997

                                          By:       /s/ KAREN M. MULLER

                                            ------------------------------------
                                            Title: Vice President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             SIGNATURES                               TITLE                          DATE
-------------------------------------  ------------------------------------   ------------------
                                           Chief Executive Officer and,
                  *                          Chairman of the Board of
-------------------------------------               Directors
        Richard S. Fuld, Jr.              (principal executive officer)        February 28, 1997

                  *                          Chief Financial Officer
-------------------------------------  (principal financial and accounting
          Charles B. Hintz                           officer)                  February 28, 1997

                  *
-------------------------------------
         Michael L. Ainslie                          Director                  February 28, 1997

                  *
-------------------------------------
            John F. Akers                            Director                  February 28, 1997

                  *
-------------------------------------
          Roger S. Berlind                           Director                  February 28, 1997

                  *
-------------------------------------
        Thomas H. Cruikshank                         Director                  February 28, 1997

                  *
-------------------------------------
           Katsumi Funaki                            Director                  February 28, 1997

                  *
-------------------------------------
            Henry Kaufman                            Director                  February 28, 1997

                  *
-------------------------------------
          John D. Macomber                           Director                  February 28, 1997

                  *
-------------------------------------
            Dina Merrill                             Director                  February 28, 1997

                  *
-------------------------------------
         Masataka Shimasaki                          Director                  February 28, 1997
      *By: /s/ KAREN M. MULLER
-------------------------------------
           Karen M. Muller
         (Attorney-in-Fact)
          February 28, 1997

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                                                                  PAGE
                                                                        -------------------------
                         FINANCIAL STATEMENTS                           FORM 10-K   ANNUAL REPORT
----------------------------------------------------------------------  ---------   -------------
Report of Independent Auditors........................................                     52
Consolidated Statement of Operations for the Twelve Months Ended
  November 30, 1996, Twelve Months Ended November 30, 1995, and for
  the Eleven Months Ended November 30, 1994...........................                     53
Consolidated Statement of Financial Condition at November 30, 1996,
  and November 30, 1995...............................................                     54
Consolidated Statement of Changes in Stockholders' Equity for the
  Twelve Months Ended November 30, 1996, for the Twelve Months Ended
  November 30, 1995, and for the Eleven Months Ended November 30,
  1994................................................................                     56
Consolidated Statement of Cash Flows for the Twelve Months Ended
  November 30, 1996, for the Twelve Months Ended November 30, 1995,
  and for the Eleven Months Ended November 30, 1994...................                     57
Notes to Consolidated Financial Statements............................                     59
FINANCIAL STATEMENT SCHEDULES
----------------------------------------------------------------------
Schedule III -- Condensed Financial Information.......................      F-2

                                                                    SCHEDULE III

                         LEHMAN BROTHERS HOLDINGS INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENT OF OPERATIONS
                             (PARENT COMPANY ONLY)
                                 (IN MILLIONS)

                                                        TWELVE MONTHS   TWELVE MONTHS   ELEVEN MONTHS
                                                            ENDED           ENDED           ENDED
                                                        NOVEMBER 30,    NOVEMBER 30,    NOVEMBER 30,
                                                            1996            1995            1994
                                                        -------------   -------------   -------------
Revenues
  Principal transactions..............................     $    23         $   152          $ 145
  Investment banking..................................          90              90             75
  Interest and dividends..............................         882             804            482
  Other...............................................           6               1             10
                                                            ------          ------          -----
     Total revenues...................................       1,001           1,047            712
  Interest expense....................................         966             899            663
                                                            ------          ------          -----
     Net revenues.....................................          35             148             49
                                                            ------          ------          -----
Non-interest expenses
  Compensation and benefits...........................          64              70             20
  Other...............................................         105              87             57
  Management fees.....................................         (81)            (94)           (53)
  Severance charge....................................          50                              6
  Restructuring charge................................                          27
  Spin-off expenses...................................                                         15
                                                            ------          ------          -----
     Total non-interest expenses......................         138              90             45
                                                            ------          ------          -----
Income (loss) before taxes............................        (103)             58              4
  Provision for (benefit from) income taxes...........         (65)             47            (12)
                                                            ------          ------          -----
Income (loss) before equity in net income of
  subsidiaries........................................         (38)             11             16
  Equity in net income of subsidiaries................         454             231             97
                                                            ------          ------          -----
Net income............................................     $   416         $   242          $ 113
                                                            ======          ======          =====
Net income applicable to common stock.................     $   378         $   200          $  75
                                                            ======          ======          =====

          See notes to condensed financial information of Registrant.

                                                                    SCHEDULE III

                         LEHMAN BROTHERS HOLDINGS INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            CONDENSED BALANCE SHEET
                             (PARENT COMPANY ONLY)
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                              NOVEMBER 30,
                                                                           -------------------
                                                                            1996        1995
                                                                           -------     -------
ASSETS
Cash and cash equivalents................................................  $   675     $    18
Securities and other financial instruments owned.........................    3,540       2,595
Equity in net assets of subsidiaries.....................................    3,755       3,734
Accounts receivable and accrued interest.................................      513       1,048
Due from subsidiaries....................................................   11,048       9,249
Other assets.............................................................      586         574
                                                                           -------     -------
  Total assets...........................................................  $20,117     $17,218
                                                                           =======     =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Commercial paper and short-term debt.....................................  $ 3,175     $ 2,102
Securities and other financial instruments sold but not yet purchased....      198         176
Securities sold under agreements to repurchase...........................    2,618       2,073
Accrued liabilities, due to subsidiaries and other payables..............      766         825
Senior notes.............................................................    9,286       8,344
Subordinated indebtedness................................................      200
                                                                           -------     -------
     Total liabilities...................................................   16,243      13,520
                                                                           -------     -------
Commitments and Contingencies
Stockholders' equity:
  Preferred stock, $1 par value; 38,000,000 shares authorized: 5%
     Cumulative Convertible Voting, Series A, 13,000,000 shares authorized, issued and outstanding; $39.10 liquidation preference
     per share...........................................................      508         508
  8.44% Cumulative Voting, 8,000,000 shares issued and outstanding in
     1995; $25.00 liquidation preference per share.......................                  200
  Redeemable Voting, 1,000 shares issued and outstanding; $1.00 liquidation preference per share....................................
  Common Stock: $.10 par value; 300,000,000 shares authorized; shares issued: 106,793,538 in 1996 and 105,684,565 in 1995; shares
     outstanding: 100,449,144 in 1996 and 104,565,875 in 1995............       11          11
  Common Stock issuable..................................................      326         211
  Additional paid-in capital.............................................    3,198       3,172
  Foreign currency translation adjustment................................       20           9
  Accumulated deficit....................................................      (43)       (397)
  Common Stock in treasury at cost: 6,344,394 in 1996 and 1,118,690 in
     1995................................................................     (146)        (16)
                                                                           -------     -------
     Total stockholders' equity..........................................    3,874       3,698
                                                                           -------     -------
     Total liabilities and stockholders' equity..........................  $20,117     $17,218
                                                                           =======     =======

          See notes to condensed financial information of Registrant.

                                                                    SCHEDULE III

                         LEHMAN BROTHERS HOLDINGS INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENT OF CASH FLOWS
                             (PARENT COMPANY ONLY)
                                 (IN MILLIONS)

                                                              TWELVE MONTHS   TWELVE MONTHS   ELEVEN MONTHS
                                                                  ENDED           ENDED           ENDED
                                                               NOVEMBER 30     NOVEMBER 30     NOVEMBER 30
                                                                  1996            1995            1994
                                                              -------------   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)...........................................     $   416         $   242         $   113
Adjustments to reconcile net income (loss) to net cash (used
  in) provided by operating activities:
  Equity in net income of subsidiaries......................        (454)           (231)            (97)
  Severance charge..........................................          50
  Restructuring charge......................................                          27
  Other adjustments.........................................         151             127             107
Net change in:
  Securities and other financial instruments owned..........        (945)           (778)         (1,530)
  Accounts receivable and accrued interest, due from
     subsidiaries and other assets..........................      (1,262)            945          (3,510)
  Securities and other financial instruments sold but not
     yet purchased and Securities sold under agreements to
     repurchase.............................................         567             858           1,249
  Accrued liabilities, due to subsidiaries and other
     payables...............................................         (84)           (576)          1,076
  Dividends and capital distributions received..............         609             851             820
                                                                 -------         -------         -------
     Net cash (used in) provided by operating activities....        (952)          1,465          (1,772)
                                                                 -------         -------         -------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of senior notes......................       2,686           4,226           2,799
Principal payments of senior notes..........................      (1,778)         (3,196)         (1,875)
Proceeds from issuance of subordinated indebtedness.........         200
Principal payments of subordinated indebtedness.............                        (150)
Payments for commercial paper and short-term debt, net......       1,073          (1,670)            (89)
Proceeds from spin-off......................................                                       1,193
Payment for repurchase of preferred stock...................        (200)
Payment for treasury stock purchases........................        (130)             (1)            (15)
Dividends paid..............................................         (55)            (64)            (99)
                                                                 -------         -------         -------
     Net cash provided by (used in) financing activities....       1,796            (855)          1,914
                                                                 -------         -------         -------
CASH FLOWS FROM INVESTING ACTIVITIES
Increase in investments in affiliates.......................        (187)           (610)           (173)
Other.......................................................                                          20
                                                                 -------         -------         -------
     Net cash used in investing activities..................        (187)           (610)           (153)
                                                                 -------         -------         -------
     Net change in cash and cash equivalents................         657                             (11)
Cash and cash equivalents, beginning of period..............          18              18              29
                                                                 -------         -------         -------
     Cash and cash equivalents, end of period...............     $   675         $    18         $    18
                                                                 =======         =======         =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (IN MILLIONS)

     Interest paid totaled $933 in 1996, $884 in 1995 and $612 in 1994. Income taxes (received) paid totaled $(48) in 1996, $(163) in 1995 and $(103) in 1994.

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITY

     Holdings' noncash investing and financing activity for all periods presented was insignificant.

          See notes to condensed financial information of Registrant.

                                                                    SCHEDULE III

NOTE 1.  BASIS OF PRESENTATION

     The condensed financial statements of Lehman Brothers Holdings Inc. ("Holdings") should be read in conjunction with the consolidated financial statements of Lehman Brothers Holdings Inc. and subsidiaries and the notes thereto.

     Certain amounts reflect reclassifications to conform to the current period's presentation.

NOTE 2.  LONG-TERM DEBT

                                            U.S. DOLLAR          NON-U.S. DOLLAR
                                        -------------------     ------------------       NOVEMBER 30,
                                        FIXED      FLOATING     FIXED     FLOATING     -----------------
                                         RATE        RATE       RATE        RATE        1996       1995
                                        ------     --------     -----     --------     ------     ------
                                                                 (IN MILLIONS)
SENIOR NOTES
Maturing in Fiscal 1996...............                                                            $1,696
Maturing in Fiscal 1997...............  $  618      $  816      $  64       $128       $1,626      1,110
Maturing in Fiscal 1998...............   1,538         366         68         79        2,051      1,330
Maturing in Fiscal 1999...............   1,136         242        682         22        2,082      1,528
Maturing in Fiscal 2000...............   1,096          92         41                   1,229        794
Maturing in Fiscal 2001...............      41          50                                 91         32
December 1, 2001 and thereafter.......   2,181                     26                   2,207      1,854
                                        ------      ------       ----       ----       ------     ------
  Senior Notes........................  $6,610      $1,566      $ 881       $229       $9,286     $8,344
                                        ======      ======       ====       ====       ======     ======
Subordinated Indebtedness maturing in
  Fiscal 2035.........................  $  200                                         $  200
                                        ======      ======       ====       ====       ======     ======
Long-Term Debt........................  $6,810      $1,566      $ 881       $229       $9,486     $8,344
                                        ======      ======       ====       ====       ======     ======

     Of the Company's long-term debt outstanding as of November 30, 1996, $604 million is repayable prior to maturity at the option of the holder, at par value. These obligations are reflected in the above table at their put dates, which range from fiscal 1997 to fiscal 2002, rather than at their contractual maturities, which range from fiscal 2005 to fiscal 2023. In addition, $447 million of the Company's long-term debt is redeemable at par at the option of the Company upon specified dates from 2000 through 2035 or based upon the occurrence of specified events. These obligations are reflected in the above table at their contractual maturity dates.

     As of November 30, 1996, the Company's U.S. dollar and non-U.S. dollar debt portfolios included approximately $156 million and $63 million, respectively, of debt for which the interest rates and/or redemption values have been linked to various indices including industry baskets of stocks or commodities. The interest rates on such indexed notes have all been effectively converted to floating rates based primarily on LIBOR through the use of interest rate and cross currency swaps.

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

     At November 30, 1996 the notional values of the Company's interest rate and currency swaps related to its long-term debt obligations were approximately $8.6 billion. In terms of notional amounts outstanding, these derivative products mature as follows:

                                                                         NON-U.S.    CROSS
                                                           U.S. DOLLAR    DOLLAR    CURRENCY   TOTAL
                                                           -----------   --------   --------   ------
                                                                         (IN MILLIONS)
Maturing in Fiscal 1997..................................    $ 1,110      $   97     $   95    $1,302
Maturing in Fiscal 1998..................................      1,648                    125     1,773
Maturing in Fiscal 1999..................................      1,310                    682     1,992
Maturing in Fiscal 2000..................................      1,071           9         32     1,112
Maturing in Fiscal 2001..................................         56                               56
December 1, 2001 and thereafter..........................      2,315           4         22     2,341
                                                              ------        ----       ----    ------
     Total...............................................    $ 7,510      $  110     $  956    $8,576
                                                              ======        ====       ====    ======
Weighted average rate at November 30, 1996
Receive rate(1)..........................................       7.31%       1.35%      4.13%     6.88%
Pay rate(1)..............................................       6.29%       3.43%      6.14%     6.24%

---------------
(1) Weighted average interest rates were calculated utilizing non-U.S. dollar interest rates, where applicable.

     The Company's end user derivative activities resulted in the following changes to the Company's mix of fixed and floating rate debt and effective weighted average rates of interest:

                                                                      NOVEMBER 30, 1996
                                                      --------------------------------------------------
                                                        LONG-TERM DEBT          WEIGHTED AVERAGE(1)
                                                      -------------------   ----------------------------
                                                       BEFORE     AFTER     CONTRACTUAL   EFFECTIVE RATE
                                                      END USER   END USER    INTEREST     AFTER END USER
                                                      ACTIVITIES ACTIVITIES    RATE         ACTIVITIES
                                                      --------   --------   -----------   --------------
USD Obligations
  Fixed Rate........................................   $6,810     $  122        7.77%          9.22%
  Floating Rate.....................................    1,566      9,210        5.79%          6.39%
                                                       ------     ------        ----           ----
                                                        8,376      9,332        7.40%          6.42%
Non-USD Obligations.................................    1,110        154        3.73%          2.74%
                                                       ------     ------        ----           ----
     Total..........................................   $9,486     $9,486        6.97%          6.36%
                                                       ======     ======        ====           ====

                                                                      NOVEMBER 30, 1995
                                                      --------------------------------------------------
                                                                                WEIGHTED AVERAGE(1)
                                                        LONG-TERM DEBT      ----------------------------
                                                      -------------------
                                                       BEFORE     AFTER     CONTRACTUAL   EFFECTIVE RATE
                                                      END USER   END USER    INTEREST     AFTER END USER
                                                      ACTIVITIES ACTIVITIES    RATE         ACTIVITIES
                                                      --------   --------   -----------   --------------
USD Obligations
  Fixed Rate........................................   $5,355     $  619        8.02%          7.36%
  Floating Rate.....................................    1,822      7,519        6.79%          6.90%
                                                       ------     ------        ----           ----
                                                        7,177      8,138        7.71%          6.93%
                                                       ------     ------        ----           ----
Non-USD Obligations.................................    1,167        206        3.86%          3.53%
                                                       ------     ------        ----           ----
     Total..........................................   $8,344     $8,344        7.17%          6.85%
                                                       ======     ======        ====           ====

---------------
(1) Weighted average interest rates were calculated utilizing non-US dollar interest rates, where applicable.

NOTE 3.  DIVIDENDS

     Dividends and capital distributions declared to Holdings by its subsidiaries and affiliates were $609 million in 1996, $851 million in 1995, and $820 million in 1994.

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

NOTE 5.  OTHER CHARGES

  1996 Severance Charge

     In the fourth quarter of 1996, Lehman Brothers Holdings Inc. and subsidiaries (collectively, "LBHI") recorded an $84 million severance charge ($50 million aftertax) related to certain strategic actions taken to improve on-going profitability. The 1996 severance charge reflected the culmination of LBHI's worldwide business unit economic performance review which was undertaken in the fourth quarter of 1996 to focus LBHI on its core investment banking, equity and fixed income, sales and trading areas. The charge resulted from personnel reductions across a number of underperforming fixed income and equities businesses, including exiting the precious metals business in the U.S., Europe and Asia; exiting energy trading in the U.S. and Europe, consolidating Asian fixed income risk management activities into one center in Tokyo; refocusing foreign exchange trading activities and combining the Firm's New York Private Client Services offices. Additionally, the charge reflects various other strategic personnel reductions which were aimed at delayering management. The Company recorded a $50 million severance charge ($30 million aftertax) in the fourth quarter of 1996 related to these actions.

  1995 Restructuring Charge

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

NOTE 6.  MANAGEMENT FEES

     The Company incurs charges including occupancy, administration and computer processing, which are related to its activities and that of certain of its subsidiaries (the "Related Parties"). Such charges are allocated between the Related Parties, based upon specific identification and allocation methods. The allocation of such charges to other affiliates is recognized as management fees.

NOTE 7.  COMMITMENTS AND CONTINGENCIES

     The Company has fully guaranteed certain of its subsidiaries and guaranteed certain unsecured lines of credit and other contractual obligations of other subsidiaries.

                                 EXHIBIT INDEX

                                                                                      SEQUENTIALLY
EXHIBIT                                                                                 NUMBERED
NUMBER                                   DESCRIPTION                                      PAGE
-------   --------------------------------------------------------------------------  ------------
   3.1    Restated Certificate of Incorporation of the Registrant dated May 27, 1994
          (incorporated by reference to Exhibit 3.1 of the Registrant's Transition
          Report on Form 10-K for the eleven months ended November 30, 1994).
   3.2    By-Laws of the Registrant, amended as of September 24, 1996.*
   4.1    The instruments defining the rights of holders of the long-term debt securities of the Registrant and its subsidiaries are omitted pursuant to section (b)(4)(iii)(A) of Item 601 of Regulation S-K. The Registrant
          hereby agrees to furnish copies of these instruments to the Securities and
          Exchange Commission upon request.
  10.1    Agreement of Tenants-In-Common by and among American Express Company,
          American Express Bank Ltd., American Express Travel Related Services
          Company, Inc., Shearson Lehman Brothers Inc., Shearson Lehman Government
          Securities, Inc. and Shearson Lehman Commercial Paper Incorporated
          (incorporated by reference to Exhibit 10.1 of the Registrant's Transition
          Report on Form 10-K for the eleven months ended November 30, 1994).
  10.2    Tax Allocation Agreement between Shearson Lehman Brothers Holdings Inc.
          and American Express Company (incorporated by reference to Exhibit 10.2 of the Registrant's Transition Report on Form 10-K for the eleven months ended November 30, 1994).
  10.3    Intercompany Agreement between American Express Company and Shearson
          Lehman Brothers Holdings Inc. (incorporated by reference to Exhibit 10.3 of the Registrant's Transition Report on Form 10-K for the eleven months ended November 30, 1994).
  10.4    Investment Agreement among American Express Company, Shearson Lehman
          Brothers Holdings Inc. and Nippon Life Insurance Company (incorporated by reference to Exhibit 10.21 of the Registrant's Registration Statement on
          Form S-1 (Reg. No. 33-12976)).
  10.5    Business Association Agreement by and among American Express Company,
          Shearson Lehman Brothers Holdings Inc. and Nippon Life Insurance Company
          (incorporated by reference to Exhibit 10.23 of the Registrant's
          Registration Statement on Form S-1 (Reg. No. 33-12976)).
  10.6    Letter, dated March 23, 1987, from Nippon Life Insurance to American
          Express Company and Shearson Lehman Brothers Holdings Inc. (incorporated by reference to Exhibit 10.24 of the Registrant's Registration Statement
          on Form S-1 (Reg. No. 33-12976)).
  10.7    1990 Agreement, dated as of June 12, 1990, by and between American Express
          Company and Nippon Life Insurance Company (incorporated by reference to
          Exhibit 10.25 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990).
  10.8    Letter, dated August 10, 1990, from Shearson Lehman Brothers Holdings Inc.
          to Nippon Life Insurance Company and American Express Company
          (incorporated by reference to Exhibit 10.26 of the Registrant's Annual
          Report on Form 10-K for the year ended December 31, 1990).
  10.9    Transaction Support Services Agreement dated as of September 30, 1994 by and between Bear, Stearns Securities Corp. and Lehman Brothers Inc.
          (incorporated by reference to Exhibit 10.15 of the Registrant's Transition
          Report on Form 10-K for the eleven months ended November 30, 1994).

                                                                                      SEQUENTIALLY
EXHIBIT                                                                                 NUMBERED
NUMBER                                   DESCRIPTION                                      PAGE
-------   --------------------------------------------------------------------------  ------------
 10.10    Lease dated as of October 13, 1993 between 101 Hudson Leasing Associates and Lehman Brothers Holdings Inc. (incorporated by reference to Exhibit 10 of Holdings' Quarterly Report on Form 10-Q for the quarter ended September
          30, 1993).
 10.11    Lehman Brothers Inc. Executive and Select Employees Plan (incorporated by reference to Exhibit 10.4 of the Registrant's Registration Statement on
          Form S-1 (Reg. No. 33-12976)).
 10.12    Lehman Brothers Holdings Inc. Deferred Compensation Plan for Non-Employee
          Directors (incorporated by reference to Exhibit 10.11 of the Registrant's
          Registration Statement on Form S-1 (Reg. No. 33-12976)).
 10.13    Amended and Restated Agreements of Limited Partnership of Shearson Lehman
          Hutton Capital Partners II (incorporated by reference to Exhibit 10.48 of the Registrant's Annual Report on Form 10-K for the year ended December
          31, 1988).
 10.14    Lehman Brothers Holdings Inc. 1994 Management Ownership Plan (incorporated by reference to Exhibit 10.25 of the Registrant's Registration Statement
          on Form S-1 (Reg. No. 33-52977)).
 10.15    Lehman Brothers Holdings Inc. 1996 Management Ownership Plan (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form
          10-Q for the quarter ended August 31, 1996).
 10.16+   Lehman Brothers Holdings Inc. Short-Term Executive Compensation Plan
          (incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly
          Report on Form 10-Q for the quarter ended August 31, 1996).
 10.17+   Lehman Brothers Holdings Inc. 1996 Short-Term Executive Compensation Plan
          (incorporated by reference to Exhibit 10.26 of the Registrant's
          Registration Statement on Form S-1 (Reg. No. 33-52977)).
 10.18+   Lehman Brothers Holdings Inc. 1994 Employee Stock Purchase Plan
          (incorporated by reference to Exhibit 10.27 of the Registrant's
          Registration Statement on Form S-1 (Reg. No. 33-52977)).
 10.19    Purchase and Exchange Agreement dated April 28, 1994, between the
          Registrant and American Express Company (incorporated by reference to
          Exhibit 10.29 of the Registrant's Transition Report Form 10-K for the
          Eleven Months ended November 30, 1994).
 10.20    Registration Rights Agreement, dated as of May 27, 1994, between American
          Express Company and the Registrant (incorporated by reference to Exhibit
          10.30 of the Registrant's Transition Report Form 10-K for the Eleven
          Months ended November 30, 1994).
 10.21    Option Agreement, dated May 27, 1994, by and among American Express
          Company, American Express Bank Ltd., American Express Travel Related
          Services Company, Inc., Lehman Brothers Inc., Lehman Government
          Securities, Inc. and Lehman Commercial Paper Incorporated. (incorporated by reference to Exhibit 10.31 of the Registrant's Transition Report Form
          10-K for the Eleven Months ended November 30, 1994).
 10.22    1994 Agreement, dated April 27, 1994, between the Registrant and Nippon
          Life Insurance Company. (incorporated by reference to Exhibit 10.32 of the
          Registrant's Transition Report Form 10-K for the Eleven Months ended
          November 30, 1994).
 10.23    Lehman Brothers Inc. Voluntary Deferred Compensation Plan ((For Select
          Executives) (incorporated by reference to Exhibit 10.33 of the
          Registrant's Registration Statement on Form S-1 (Reg. No. 33-52977)).

                                                                                      SEQUENTIALLY
EXHIBIT                                                                                 NUMBERED
NUMBER                                   DESCRIPTION                                      PAGE
-------   --------------------------------------------------------------------------  ------------
 10.24+   Lehman Brothers Inc. Voluntary Deferred Compensation Plan ((For
          Transferred Participants' Vested Amounts as of July 31, 1993)
          (incorporated by reference to Exhibit 10.34 of the Registrant's
          Registration Statement on Form S-1 (Reg. No. 33-52977)).
 10.25+   Lehman Brothers Inc. Executive and Select Employees Plan ((For Transferred
          Participants) (incorporated by reference to Exhibit 10.35 of the
          Registrant's Registration Statement on Form S-1 (Reg. No. 33-52977)).
 10.26+   Lehman Brothers Holdings Inc. Cash Award Plan. (incorporated by reference to Exhibit 10.36 of the Registrant's Transition Report on Form 10-K for
          the Eleven Months ended November 30, 1994).
 10.27    Amended and Restated Agreement of Limited Partnership of Lehman Brothers
          Capital Partners III, L.P. (incorporated by reference to Exhibit 10.27 to the Registrant's Annual Report on Form 10-K for the fiscal year ended
          November 30, 1995).
10.28+    Lehman Brothers Holdings Inc. Merchant Banking Long-Term Incentive Plan
          (for U.S. participants).*
10.29+    Lehman Brothers Holdings Inc. Merchant Banking Discretionary Incentive
          Compensation Plan (for non-U.S. participants).*
   11.    Computation of per share Earnings.*
 12.(a)   Computation in support of ratio of earnings to fixed charges.*
 12.(b)   Computation in support of ratio of earnings to combined fixed charges and preferred dividends.*
   13.    The following portions of the Company's 1996 Annual Report to
          Stockholders, which are incorporated by reference in this Annual Report on
          Form 10-K:
  13.1    "Management's Discussion and Analysis of Financial Condition and Results
          of Operations", pages 32-51.*
  13.2    "Consolidated Financial Statements", pages 53-84.*
  13.3    "Market for Registrant's Common Equity and Related Stockholder Matters",
          page 88.*
   21.    List of the Registrant's Subsidiaries*.
   23.    Consent of Ernst & Young LLP.*
   24.    Powers of Attorney.*
   27.    Financial Data Schedule.*

     (b) Reports on Form 8-K.

    1.    Form 8-K dated January 4, 1996, Items 5 and 7.
    2.    Form 8-K dated February 8, 1996, Item 7.
    3.    Form 8-K dated June 20, 1996, Item 7.
    4.    Form 8-K dated September 25, 1996, Item 7.
    5.    Form 8-K dated January 7, 1997, Items 5 and 7.

---------------
* Filed herewith.
+ Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c).