Form 10-Q
period 1997-02-28
LEHMAN BROTHERS HOLDINGS INC
filed 1997-04-14
CIK 806085

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 1997

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

As of March 31, 1997, 101,317,254 shares of the Registrant's Common Stock, par value $.10 per share, were outstanding.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES

                                    FORM 10-Q

                     FOR THE QUARTER ENDED FEBRUARY 28, 1997

                                      INDEX

Part I.   FINANCIAL INFORMATION                                   Page Number

 Item 1.   Financial Statements - (unaudited)

            Consolidated Statement of Operations -
             Three Months Ended February 28, 1997
             and February 29, 1996 ..................................     4


            Consolidated Statement of Financial Condition -
             February 28, 1997 and November 30, 1996 ................     5

            Consolidated Statement of Cash Flows -
             Three Months Ended February 28, 1997
             and February 29, 1996...................................     7


            Notes to Consolidated Financial Statements...............     9

 Item 2.    Management's Discussion and Analysis of
            Financial Condition and Results of Operations............     14

Part II.    OTHER INFORMATION

  Item 1.    Legal Proceedings     ..................................     26

  Item 4.    Submission of Matters to a Vote of Security-Holders.....     26

  Item 6.    Exhibits and Reports on Form 8-K     ...................     27

Signatures...........................................................     28

EXHIBIT INDEX         ...............................................     29

Exhibits

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                      CONSOLIDATED STATEMENT of OPERATIONS
                                   (Unaudited)
                      (In millions, except per share data)

                                                      Three months ended
                                               February 28         February 29
                                                 1997                  1996
                                               ----------          ----------
Revenues

    Principal transactions                        $  346               $  413
    Investment banking                               240                  211
    Commissions                                       97                   96
    Interest and dividends                         3,278                2,656
    Other                                             38                   10
                                                 -------              -------
         Total revenues                            3,999                3,386
    Interest expense                               3,074                2,565
                                                  ------                -----
         Net revenues                                925                  821
                                                 -------               ------
Non-interest expenses
    Compensation and benefits                        469                  416
    Brokerage, commissions and clearance fees         57                   57
    Professional services                             41                   34
    Occupancy and equipment                           35                   40
    Communications                                    34                   40
    Business development                              25                   27
    Depreciation and amortization                     22                   24
    Other                                             23                   24
                                                   -----                -----
          Total non-interest expenses                706                  662
                                                   -----                -----
Income before taxes                                  219                  159
    Provision for income taxes                        75                   55
                                                   -----                -----
Net income                                         $ 144                $ 104
                                                   =====                =====
Net income applicable to common stock              $ 138               $   93
                                                   =====                =====

Average common and common equivalent shares
      outstanding                                  118.5                116.9
                                                   =====                =====
Earnings per common share                          $1.16                $0.79
                                                   =====                =====




                 See notes to consolidated financial statements.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                                   (Unaudited)
                                  (In millions)

                                                                              February 28      November 30
ASSETS                                                                             1997              1996
                                                                                ------------     -----------
Cash and cash equivalents                                                       $    2,492        $     2,149

Cash and securities segregated and on deposit
  for regulatory and other purposes                                                  1,055                688

Securities and other financial instruments owned:
   Governments and agencies                                                         36,936             26,638
   Corporate stocks                                                                  5,560              6,937
   Corporate debt and other                                                          8,678              8,821
   Mortgages and mortgage-backed                                                     7,857              8,314
   Derivatives and other contractual agreements                                      7,306              6,909
   Certificates of deposit and other money market instruments                        3,585              3,834
                                                                                 ---------          ---------
                                                                                    69,922             61,453
                                                                                  -----------        --------
Collateralized short-term agreements:
   Securities purchased under agreements to resell                                  35,019             32,340
   Securities borrowed                                                              27,695             20,651

Receivables:
   Brokers, dealers and clearing organizations                                       3,766              2,878
   Customers                                                                         6,489              5,813
   Others                                                                            1,624              1,253

Property, equipment and leasehold improvements
  (net of accumulated depreciation and amortization
  of $679 in 1997 and $668 in 1996)                                                    468                477

Deferred expenses and other assets                                                     793                722

Excess of cost over fair value of net assets
  acquired (net of accumulated amortization
  of $105 in 1997 and $103 in 1996)                                                    170                172
                                                                                ----------       ------------
       Total assets                                                               $149,493           $128,596
                                                                                  ========           ========



                       See notes to consolidated financial statements.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
            CONSOLIDATED STATEMENT OF FINANCIAL CONDITION (Continued)
                                   (Unaudited)
                        (In millions, except share data)


                                                                                February 28          November 30
                                                                                   1997                  1996

LIABILITIES AND STOCKHOLDERS' EQUITY
Commercial paper and short-term debt                                            $   8,177          $    8,202
Securities and other financial instruments sold but not yet purchased:
   Governments and agencies                                                        16,742              13,202
   Corporate stocks                                                                 6,268               4,971
   Corporate debt and other                                                         1,551               1,375
   Derivatives and other contractual agreements                                     6,590               6,816
                                                                                  -------             -------
                                                                                   31,151              26,364
                                                                                   -------             ------
Collateralized short-term financings:
   Securities sold under agreements to repurchase                                  67,221              56,119
   Securities loaned                                                                9,279               6,296
Payables:
   Brokers, dealers and clearing organizations                                      1,062               1,004
   Customers                                                                        8,347               7,582
Accrued liabilities and other payables                                              2,948               3,233
Long-term debt:
   Senior notes                                                                    13,615              12,571
   Subordinated indebtedness                                                        3,681               3,351
                                                                                ---------           ---------
           Total liabilities                                                      145,481             124,722
                                                                                  -------             -------
Commitments and contingencies

STOCKHOLDERS' EQUITY
   Preferred Stock, $1 par value; 38,000,000 shares authorized:
       5% Cumulative Convertible Voting, Series A, 13,000,000 shares authorized, issued and outstanding; $39.10 liquidation preference
          per share                                                                   508                 508
       Redeemable Voting, 1,000 shares issued and outstanding;
          $1.00 liquidation preference per share
   Common Stock, $.10 par value; 300,000,000 shares authorized;
       shares issued: 107,609,131 in 1997 and 106,793,538 in 1996;
       shares outstanding: 101,263,173 in 1997 and 100,449,144 in 1996                 11                  11
   Common Stock issuable                                                              335                 326
   Additional paid-in capital                                                       3,212               3,198
   Foreign currency translation adjustment                                              5                  20
   Retained earnings (deficit)                                                         87                 (43)
   Common Stock in treasury at cost: 6,345,958 shares in 1997
       and 6,344,394 shares in 1996                                                  (146)               (146)
                                                                                 ---------         -----------
            Total stockholders' equity                                              4,012               3,874
                                                                                 ---------         -----------
            Total liabilities and stockholders' equity                           $149,493            $128,596
                                                                                 ========            ========


                 See notes to consolidated financial statements.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (In millions)
                                   (Unaudited)

                                                                                            Three months ended
                                                                                  February 28                February 29
                                                                                     1997                       1996
                                                                                  ----------               ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                          $   144                   $    104
Adjustments to reconcile net income to net cash used in
     operating activities:
  Depreciation and amortization                                                          22                         24
  Provisions for losses and other reserves                                               10                         10
  Other adjustments                                                                      18                          9
Net change in:
  Cash and securities segregated                                                       (367)                      (312)
  Securities and other financial instruments owned                                   (8,469)                    (7,365)
  Securities purchased under agreements to resell                                    (2,679)                    (7,860)
  Securities borrowed                                                                (7,044)                     4,131
  Receivables from brokers, dealers and clearing organizations                         (888)                    (1,250)
  Receivables from customers                                                           (676)                      (772)
  Securities and other financial instruments sold but
     not yet purchased                                                                4,787                      3,631
  Securities sold under agreements to repurchase                                     11,102                      6,592
  Securities loaned                                                                   2,983                      1,906
  Payables to brokers, dealers and clearing organizations                                58                     (1,596)
  Payables to customers                                                                 765                      2,214
  Accrued liabilities and other payables                                               (294)                      (650)
  Other operating assets and liabilities, net                                          (679)                        75
                                                                                      ------                     -------

          Net cash used in operating activities                                     $(1,207)                   $(1,109)
                                                                                      ------                     -------

                 See notes to consolidated financial statements.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
                                  (In millions)
                                   (Unaudited)

                                                                                           Three months ended
                                                                                  February 28               February 29
                                                                                     1997                      1996
                                                                                  -----------               ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of senior notes                                                  $1,913                  $  693
Principal payments of senior notes                                                        (640)                   (385)
Proceeds from issuance of subordinated indebtedness                                        341                     400
Principal payments of subordinated indebtedness                                             (9)
Net proceeds from (payments for) commercial paper and
    short-term debt                                                                        (25)                    765
Payment for repurchase of preferred stock                                                                         (200)
Payments for treasury stock purchases                                                                              (57)
Dividends paid                                                                             (12)                    (21)
                                                                                       -------                --------
            Net cash provided by financing activities                                    1,568                   1,195
                                                                                         -----                   -----

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, equipment and leasehold improvements                                 (18)                     (4)
                                                                                       -------                --------
           Net cash used in investing activities                                           (18)                     (4)
                                                                                       -------                --------
           Net change in cash and cash equivalents                                         343                      82
                                                                                       -------                 -------
Cash and cash equivalents, beginning of period                                           2,149                     874
                                                                                        ------                  ------
           Cash and cash equivalents, end of period                                     $2,492                  $  956
                                                                                        ======                  ======


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (in millions)

         Interest paid totaled $3,018 and $2,627 for the three months ended February 28, 1997 and February 29, 1996, respectively. Income taxes paid totaled $33 and $22 for the three months ended February 28, 1997 and February 29, 1996, respectively.


                 See notes to consolidated financial statements.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation:

         The consolidated financial statements include the accounts of Lehman Brothers Holdings Inc. ("Holdings") and subsidiaries (collectively, the "Company" or "Lehman Brothers"). Lehman Brothers is one of the leading global investment banks serving institutional, corporate, government and high-net-worth individual clients and customers. The Company's worldwide headquarters in New York and regional headquarters in London and Tokyo are complemented by offices in additional locations in North America, Europe, the Middle East, Latin and South America and the Asia Pacific Region. The Company is engaged primarily in providing financial services. The principal U.S. subsidiary of Holdings is Lehman Brothers Inc. ("LBI"), a registered broker-dealer. All material intercompany accounts and transactions have been eliminated in consolidation. The Company's financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC") with respect to the Form 10-Q and reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Pursuant to such rules and regulations, certain footnote disclosures which are normally required under generally accepted accounting principles have been omitted. The Consolidated Statement of Financial Condition at November 30, 1996 was derived from the audited financial statements. It is recommended that these consolidated financial statements be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the twelve months ended November 30, 1996 (the "Form 10-K").

         The nature of the Company's business is such that the results of any interim period may vary significantly from quarter to quarter and may not be indicative of the results to be expected for the fiscal year. Certain prior period amounts reflect reclassifications to conform to the current period's presentation.

2.  Long-Term Debt:

         During the three months ended February 28, 1997, the Company issued $2,254 million of long-term debt (comprised of $1,913 million of senior notes and $341 million of subordinated debt). Of the total issuances for the first three months of 1997, $961 million were U.S. dollar fixed rate, $367 million were U.S. dollar floating rate, $307 million were foreign currency denominated fixed rate, and $619 million were foreign currency denominated floating rate. The issuances were primarily utilized to refinance current and prefund the remaining maturities of long-term debt in 1997 and to increase total capital (stockholders' equity plus long-term debt).

         The Company's floating rate new issuances contain contractual interest rates based primarily on London Interbank Offered Rates ("LIBOR"). All of the Company's fixed rate new issuances were effectively converted to floating rate obligations through the use of interest rate swaps.

         The Company had approximately $649 million of long-term debt mature during the three months ended February 28, 1997.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS

3.  Capital Requirements:

         The Company operates globally through a network of subsidiaries with several being subject to regulatory requirements. In the United States, LBI, as a registered broker-dealer, is subject to SEC Rule 15c3-1, the Net Capital Rule, which requires LBI to maintain net capital of not less than the greater of 2% of aggregate debit items arising from customer transactions, as defined, or 4% of funds required to be segregated for customers' regulated commodity accounts, as defined. At February 28, 1997, LBI's regulatory net capital, as defined, of $1,466 million exceeded the minimum requirement by $1,352 million.

         Lehman Brothers International (Europe) ("LBIE"), a United Kingdom registered broker-dealer and subsidiary of Holdings, is subject to the capital requirements of the Securities and Futures Authority ("SFA") of the United Kingdom. Financial resources, as defined, must exceed the total financial resources requirement of the SFA. At February 28, 1997, LBIE's financial resources were $299 million in excess of regulatory requirements. Lehman Brothers Japan Inc.'s Tokyo branch, a regulated broker-dealer, is subject to the capital requirements of the Japanese Ministry of Finance and, at February 28, 1997, had net capital of $189 million in excess of the specified levels required. Certain other non-U.S. subsidiaries are subject to various securities, commodities and banking regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. At February 28, 1997, these other subsidiaries were in compliance with their applicable local capital adequacy requirements. The Company's triple-A rated derivatives subsidiary, Lehman Brothers Financial Products Inc., has established certain capital and operating restrictions which are reviewed by various rating agencies.

         There are no restrictions on Holdings' present ability to pay dividends on its common stock, other than Holdings' obligation first to make dividend payments on its preferred stock and the governing provisions of the Delaware General Corporation Law.

4.  Derivative Financial Instruments:

         In the normal course of business, the Company enters into derivative transactions both in a trading capacity and as an end user. Acting in a trading capacity, the Company enters into derivative transactions to satisfy the needs of its clients and to manage the Company's own exposure to market and credit risks resulting from its trading activities in cash instruments (collectively, "Trading-Related Derivative Activities"). For a further discussion of the Company's derivative related activities, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations - Off-Balance Sheet Financial Instruments and Derivatives" and Note 12 to the Consolidated Financial Statements, included in the Form 10-K.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS

Trading-Related  Derivative Activities

         The Company records its Trading-Related Derivative Activities on a mark-to-market basis with realized and unrealized gains (losses) recognized in principal transactions. The Company currently records unrealized gains and losses on derivative contracts on a net basis in the Consolidated Statement of Financial Condition for those transactions with counterparties executed under a legally enforceable master netting agreement. Listed in the following table is the fair value and average fair value of the Company's Trading-Related Derivative Activities (in millions):

                                                                                                     Average Fair Value*
                                                                      Fair Value*               Three Months Ended
                                                                 February 28, 1997                   February 28, 1997
                                                                 -----------------                   -----------------
                                                                  Assets      Liabilities          Assets       Liabilities
---------------------------------------------------------------------------------------------------------------------------
Interest rate and currency swaps and options
     (including caps, collars and floors)                         $4,276        $2,813            $4,209         $2,820
Foreign exchange forward contracts and options                     1,247         1,596             1,060          1,357
Options on other fixed income securities,
     mortgage-backed securities forward contracts
     and options                                                     276           271               277            295
Equity contracts (including equity swaps, warrants
     and options)                                                  1,237         1,337             1,009            766
Commodity contracts (including swaps, forwards,
     and options)                                                    270           573               394            517
                                                                 ------------------------------------------------------

Total                                                             $7,306        $6,590            $6,949         $5,755
                                                                -------------------------------------------------------



                                                                                                 Average Fair Value*
                                                                      Fair Value*               Twelve Months Ended
                                                                November 30, 1996                     November 30, 1996
                                                                -----------------                     -----------------
                                                                  Assets      Liabilities          Assets       Liabilities
---------------------------------------------------------------------------------------------------------------------------
Interest rate and currency swaps and options
     (including caps, collars and floors)                         $4,008        $3,185             $3,446        $1,945
Foreign exchange forward contracts and options                       970         1,206                903         1,200
Options on other fixed income securities,
     mortgage-backed securities forward contracts
     and options                                                     226           286                239           238
Equity contracts (including equity swaps, warrants
     and options)                                                  1,167         1,304              1,118         1,076
Commodity contracts (including swaps, forwards,
     and options)                                                    538           835                451           587
                                                                 ------------------------------------------------------

Total                                                             $6,909        $6,816             $6,157        $5,046
                                                                  -----------------------------------------------------


* Amounts represent carrying value (exclusive of collateral) of contracts and do
not  include   receivables  or  payables  related  to  exchange-traded   futures
contracts.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS

         Assets included in the table above represent the Company's unrealized gains, net of unrealized losses for situations in which the Company has a master netting agreement. Similarly, liabilities represent net amounts owed to counterparties. Therefore, the fair value of assets related to derivative contracts at February 28, 1997 represents the Company's net receivable for derivative financial instruments before consideration of collateral. Included within this amount was $6,849 million and $457 million, respectively, related to OTC and exchange-traded contracts.

         With respect to OTC contracts, the Company views its net credit exposure to be $4,590 million at February 28, 1997, representing the fair value of the Company's OTC contracts in an unrealized gain position, after consideration of collateral of $2,259 million. Presented below is an analysis of the Company's net credit exposure for OTC contracts based upon internal designations of counterparty credit quality.

Counterparty                S&P/Moody's                February 28, 1997
 Risk Rating                Equivalent                 Net Credit Exposure
------------          -------------------------        -------------------
       1              AAA/Aaa                                  24%
       2              AA-/Aa3 or higher                        19%
       3              A-/A3 or higher                          38%
       4              BBB-/Baa3 or higher                      12%
       5              BB-/Ba3 or higher                         4%
       6              B+/B1 or lower                            3%
--------------------------------------------------------------------------------

         These designations are based on actual ratings made by external rating agencies or by equivalent ratings established and utilized by the Company's Corporate Credit Department.

         The Company is also subject to credit risk related to its exchange-traded derivative contracts. Exchange-traded contracts, including futures and certain options, are transacted directly on the exchange. To protect against the potential for a default, all exchange clearing houses impose net capital requirements for their membership. Additionally, the exchange clearing house requires counterparties to futures contracts to post margin upon the origination of the contract and for any changes in the market value of the contract on a daily basis (certain foreign exchanges extend settlement to three days). Therefore, the potential for losses from exchange-traded products is limited.

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

         As a leading global investment bank, risk is an inherent part of all of the Company's businesses and activities. The extent to which the Company properly and effectively identifies, assesses, monitors and manages each of the various types of risks involved in its trading (including derivatives), brokerage, and investment banking activities is critical to the success and

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS

profitability of the Company. The principal types of risks involved in the Company's activities are market risk, credit or counterparty risk and transaction risk. Management has developed a control infrastructure to monitor and manage each type of risk on a global basis throughout the Company. For further discussion of these matters, refer to Note 14 to the Consolidated Financial Statements, in the Form 10-K.

6.  Incentive Plans:

         In the first quarter of 1997, the Company granted approximately 2.2 million options (the "1997 Options") under the 1996 Management Ownership Plan to members of the Corporate Management Committee and to certain senior officers. The 1997 Options become exercisable in four and one-half years and expire five years after grant date; exercisability is accelerated ratably in one-third increments at such time as the closing price of the Company's common stock meets, or exceeds, $39, $42, and $45 for fifteen out of twenty consecutive trading days. If a minimum target price is not reached and maintained for the specified period in the four and one-half year period following issuance, the award recipients may then exercise all of their options thereafter. No compensation expense has been recognized for these stock options as they were issued with an exercise price above the market price of the common stock on the date of the grant.

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

         The favorable market and economic conditions experienced in fiscal 1996, continued into the first quarter of 1997. Market conditions in 1997 reflected strong investor demand in worldwide debt and equity markets, continued strength in corporate finance advisory activities, and a sustained pace of underwriting in fixed income products. While worldwide market conditions continued to be favorable in the first quarter of 1997, certain market factors weakened from the fourth quarter of 1996.

         Global fixed income markets were robust throughout most of the first quarter of 1997, with heavy trading volumes in both the U.S. and Europe. Trading activity in the U.S. continued to be strong, reflecting investor optimism that the environment of sustained growth and low inflation levels would continue. Additionally, U.S. trading activity was bolstered by active purchases of U.S. securities by foreign investors due to the uncertainty about the market implications of European Monetary Union and the strong dollar.

         Worldwide equity markets saw continued strength in the level of trading activity with U.S. trading volumes in the first quarter exceeding the record levels experienced in the fourth quarter of 1996. Valuation levels on worldwide exchanges continued to improve, particularly in the U.S. and Europe. In the U.S., valuation levels were positively impacted by better than expected growth, favorable earnings prospects and low inflation levels. In Europe, positive industry fundamentals in terms of market liquidity and earnings prospects along with the strong U.S. dollar continued to drive the equity markets.

         Underwriting volumes in worldwide fixed income products were robust in the first quarter of 1997. In the U.S., underwriting volumes continued to benefit from the strength in the spread sectors, particularly in high yield securities, and from increased financings timed in anticipation of higher interest rates. Equity and related underwriting volumes were relatively strong, but considerably below fourth quarter 1996 levels.

         In mid-February, investors became concerned about a possible tightening in U.S. interest rates based upon remarks by the Federal Reserve Board Chairman and evidence that the U.S. economy was growing more rapidly than expected. This led to a rise in U.S. interest rates and a general decline in U.S. equity market valuations, which negatively affected customer flow and origination activities throughout the latter part of February and into March. On March 25, 1997, the Federal Reserve raised the Federal Funds rate 25 basis points to 5 1/2%.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


         Corporate finance advisory activities maintained strength in 1997, reflecting increased consolidation and globalization across industry sectors and the overall strength of the global capital markets. The pace of strategic merger and acquisition activity is expected to hold throughout 1997.

         While fiscal 1996 and 1997 have been characterized by strong financial markets, nevertheless, the financial services industry is cyclical. As a result, the Company's businesses are evaluated across the market cycles for operating profitability and their contribution to the Company's long-term strategic objectives. The Company strives to minimize the effects of economic downturns through its diversified product base, its global presence, and its risk management practices.















Note: Except for the historical information contained herein, this Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that are based on current expectations, estimates and projections about the industries in which the Company operates. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Results of Operations
For the Three Months Ended February 28, 1997 and February 29, 1996

         The Company reported net income of $144 million for the first quarter ended February 28, 1997, representing an increase of 38% from net income of $104 million for the first quarter ended February 29, 1996. Earnings per common share increased to $1.16 for the first quarter of 1997 from $0.79 for the first quarter of 1996.

         Net revenues increased to $925 million for the first quarter of 1997 from $821 million for the first quarter of 1996. The increase in net revenues from the first quarter of 1996 resulted from broad-based improvement in both the Company's equity, fixed income and investment banking businesses. This improvement was due to increased levels of customer flow and origination activities in many of the Company's fixed income and equity businesses.

         Compensation and benefits expense as a percentage of net revenues was 50.7% for both the first quarter of 1997 and 1996, reflecting the eighth successive quarter of consistent compensation levels relative to net revenues. Nonpersonnel expenses declined as a percentage of net revenues to 25.6% for the first quarter of 1997 from 30% for the first quarter of 1996. The reduction in nonpersonnel expenses from $246 million in the first quarter of 1996 to $237 million in the first quarter of 1997 along with the increase in net revenues led to an improvement in the Company's pretax operating margin to 23.7% in the first quarter of 1997 from 19.2% for the first quarter of 1996.

         The Company, through its subsidiaries, is a market-maker in all major equity and fixed income products in both the domestic and international markets. As part of its market-making activities, the Company maintains inventory positions of varying amounts across a broad range of financial instruments that are marked-to-market on a daily basis and along with the Company's proprietary trading positions, give rise to principal transactions revenues. The Company utilizes various hedging strategies to minimize its exposure to significant movements in interest and foreign exchange rates and the equity markets.

         Net revenues from the Company's market-making and trading activities in fixed income and equity products are recognized as either principal transactions or net interest revenues depending upon the method of financing and/or hedging related to specific inventory positions. The Company evaluates its trading strategies on an overall profitability basis which includes both principal transactions revenues and net interest. Therefore, changes in net interest should not be viewed in isolation but should be viewed in conjunction with revenues from principal transactions. Principal transactions and net interest revenues increased to $550 million for the first quarter of 1997 from $504 million for the first quarter of 1996. The increase in the combined revenues from principal transactions and net interest in the first quarter of 1997 was the result of a mix change in the composition of the Company's fixed income portfolio,  improved  spreads  across  many  products,  and an  increase  in net dividend revenue related to certain structured transactions in equity derivatives, partially offset by higher interest expenses resulting from the Company's increased level of long term debt outstanding. During 1997, the Company's mix change in its fixed income portfolio led to the $113 million increase in net interest revenue which was partially offset by a reduction of $67 million in principal transactions revenues.

         The following table of net revenues by business unit and the accompanying discussion have been prepared in order to present the Company's net revenues in a format that reflects the manner in which the Company manages its businesses. For internal management purposes, the Company has been segregated into four major business units: Fixed Income, Equity, Corporate Finance Advisory, and Merchant Banking. Each business unit represents a grouping of financial activities and products with similar characteristics. These business activities result in revenues that are recognized in multiple revenue categories contained in the Company's Consolidated Statement of Operations. Net revenues by business unit contain certain internal allocations, including funding costs, which are centrally managed.


Three Months Ended February 28, 1997

                                      Principal
                                  Transactions and                         Investment
                                     Net Interest        Commissions         Banking         Other         Total
---------------------------------------------------------------------------------------------------------------------------

Fixed Income                               $468              $  9             $102           $  3           $582
Equity                                       82                84               68              1            235
Corporate Finance Advisory                                     66                              66
Merchant Banking                             (3)                                 3
Other                                         3                 4                1             34             42
---------------------------------------------------------------------------------------------------------------------------
                                           $550               $97             $240            $38           $925
---------------------------------------------------------------------------------------------------------------------------



Three Months Ended February 29, 1996

                                      Principal
                                  Transactions and                         Investment
                                      Net Interest       Commissions         Banking         Other         Total
---------------------------------------------------------------------------------------------------------------------------
Fixed Income                               $439               $19              $73                          $531
Equity                                       64                71               54                           189
Corporate Finance Advisory                                     50                              50
Merchant Banking                             (3)                                34                            31
Other                                         4                 6                              10             20
---------------------------------------------------------------------------------------------------------------------------
                                           $504               $96             $211            $10           $821
---------------------------------------------------------------------------------------------------------------------------

         Fixed Income. The Company's fixed income net revenues reflect customer flow activities (both institutional and high-net-worth retail), secondary trading, debt underwriting, syndicate and financing activities related to fixed income products. Fixed income products include dollar- and non-dollar government securities, mortgage- and asset-backed securities, money market products, dollar- and non-dollar corporate debt securities, emerging market securities, municipal securities, financing (global access to debt financing sources including repurchase and reverse repurchase agreements), foreign exchange, commodities and fixed income derivative products. Fixed income net revenues increased 10% to $582 million for the first quarter of 1997 from $531 million for the first quarter of 1996. The improvement in the first quarter results over the prior year reflected improved customer flow, origination and net trading results (principal transactions and net interest) from a number of fixed income

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


products including derivatives, high-grade corporate bonds, preferred securities, and high yield. Investment banking revenues, as a component of fixed income revenues, increased to $102 million for the first quarter of 1997 from $73 million for the first quarter of 1996 due to increased underwriting volumes and an improved mix of underwriting revenues.

         Equity.  Equity net revenues  reflect  customer flow  activities  (both institutional and high-net-worth retail), secondary trading, equity underwriting, equity finance, equity derivatives and arbitrage activities. The Company's equity net revenues increased 24% to $235 million for the first quarter of 1997 from $189 million for the first quarter of 1996. The increase versus the first quarter of 1996 resulted from increased contributions from international equities (primarily Europe), convertible securities and equity finance. Equity finance revenues improved due to increased net spreads in certain of the conduit matched books. The improvement in international equities and convertible securities was primarily due to increased origination revenues. Investment banking revenues, as a component of equity revenues, increased to $68 million for the first quarter of 1997 from $54 million for the first quarter of 1996 due to increased underwriting volumes.

         Corporate Finance Advisory. Corporate finance advisory net revenues, classified in the Consolidated Statement of Operations as a component of investment banking revenues, result primarily from fees earned by the Company in its role as strategic advisor to its clients. This role primarily consists of advising clients on mergers and acquisitions, divestitures, leveraged buyouts, financial restructurings, and a variety of cross-border transactions. Net revenues from corporate finance advisory increased to $66 million for the first quarter of 1997 reflecting a 32% increase from the $50 million recognized in the first quarter of 1996. This increase reflected continued strength in the overall merger and acquisition market environment.

         Merchant Banking. The Company is the general partner for six merchant banking partnerships. Current merchant banking investments held by the partnerships include both publicly traded and privately held companies diversified on a geographic and industry basis. Merchant banking net revenues primarily represent the Company's proportionate share of net realized and net unrealized gains and losses from the sale and revaluation of investments held by the partnerships. Such amounts are classified in the Consolidated Statement of Operations as a component of investment banking revenues. Merchant banking net revenues also reflect the net interest expense relating to the financing of the Company's investment in the partnerships. Merchant banking net revenues were less than $1 million for the first quarter of 1997 and $31 million in the first quarter of 1996. This decrease was principally due to a reduction in the net gains recognized on the publicly traded investments held by the partnerships.

         Other. Other net revenues for the first quarter of 1997 includes approximately $25 million relating to the realization of certain non-core assets.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


         Non-Interest Expenses. Non-interest expenses were $706 million for the first quarter of 1997 and $662 million for the first quarter of 1996. Compensation and benefits expense as a percentage of net revenues remained unchanged from the prior year quarter at 50.7%. Nonpersonnel expenses declined from $246 million in the first quarter of 1996 to $237 million in the first quarter of 1997. The decline in nonpersonnel expenses is the result of the Company's continued focus on improving productivity and reducing costs.

         Income Taxes. The Company's income tax provision was $75 million for the first quarter of 1997 compared to $55 million for the first quarter of 1996. The effective tax rate was 34% for both the first quarter of 1997 and 1996. The 1997 effective tax rate, although the same as 1996, reflects an increase in benefits derived from income subject to preferential tax treatment, offset by a decrease in benefits from foreign operations.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

Overview

As a leading global investment bank that actively participates in the global capital markets, the Company has large and diverse capital requirements. Many of the businesses in which the Company operates are capital intensive. Capital is required to finance, among other things, the Company's securities inventory, underwriting activities, principal investments, merchant banking activities and investments in fixed assets.

The Company's total assets increased to $149.5 billion at February 28, 1997 from $128.6 billion at November 30, 1996. The increase in total assets is primarily attributable to an increase in matched book fixed income and equity financing activities as well as an increased level of government and agency securities owned.

The Company's balance sheet is highly liquid and consists primarily of cash and cash equivalents, securities and other financial instruments owned, which are marked-to-market daily; and collateralized short-term financing agreements. As the Company's primary activities are based on customer flow transactions, the Company experiences a rapid asset turnover rate. In addition, the highly liquid nature of these assets provides the Company with flexibility in financing and managing its business. The overall size of the Company's total assets and liabilities fluctuates from time to time and at specific points in time (such as calendar quarter ends) and may be higher than at fiscal quarter ends.

Funding and Capital Policies

The Company's Finance Committee, which includes senior officers from key areas of the Company, is responsible for establishing and managing the funding and liquidity policies of the Company. The Finance Committee's funding and liquidity policies include recommendations for capital and balance sheet size as well as the allocation of capital and balance sheet to product areas. In addition, the Finance Committee works with the Regional Asset and Liability Committees to ensure coordination of global funding efforts. The Regional Asset and Liability Committees are aligned with the Company's geographic funding centers and are responsible for implementing funding strategies consistent with the direction set by the Finance Committee and for monitoring and managing liquidity for the region.

The primary goal of the Company's funding policies is to provide sufficient liquidity and availability of funding sources at all times and throughout all market environments. There are five key elements to the Company's funding strategy which are:

o To maintain an appropriate Total Capital structure to support the business activities in which the Company is engaged.

o To minimize liquidity and refinancing risk by funding the Company's assets on a global basis with liabilities which have maturities similar to the anticipated holding period of the assets.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

o To maintain sufficient liquidity during a period of financial stress through a combination of collateralized short-term financings and Total Capital. Financial stress is defined as any event which severely constraints the Company's access to unsecured funding sources.

o To obtain diversified funding through a global investor base which maximizes liquidity and reduces concentration risk.

o    To maintain funding availability well in excess of actual utilization.

Short-Term Funding

The Company strives to maximize the portion of the Company's balance sheet that is funded through collateralized borrowing sources, which in turn minimizes the reliance placed upon unsecured short-term debt.

Collateralized borrowing sources include securities and other financial instruments sold but not yet purchased, as well as collateralized short-term financings, defined as securities sold under agreements to repurchase ("repos") and securities loaned. Because of their secured nature, repos and other types of collateralized borrowing sources are less credit-sensitive and have historically been a more stable financing source under adverse market conditions. Also, collateralized borrowing sources generally provide the Company with access to lower cost funding.

The amount of the Company's collateralized borrowing activities will vary reflecting changes in the mix and overall levels of securities and other financial instruments owned and global market conditions. However, at all times, the vast majority of the Company's assets are funded with collateralized borrowing sources. At February 28, 1997 and November 30, 1996, $108 billion and $89 billion, respectively, of the Company's total balance sheet was financed using collateralized borrowing sources.

As of February 28, 1997 and November 30, 1996, respectively, commercial paper and short-term debt outstanding was $8.2 billion. Of these amounts, commercial paper outstanding as of February 28, 1997 was $3.6 billion with an average maturity of 66 days, compared to $3.1 billion with an average maturity of 64 days as of November 30, 1996.

At February 28, 1997, Holdings maintained a Revolving Credit Agreement with a syndicate of banks. Under the terms of the credit agreement, the banks have committed to provide up to $2 billion for up to 364 days. The credit agreement contains covenants which require, among other things, that the Company maintain specified levels of liquidity, consolidated capital and tangible net worth, as defined.

In addition, the Company maintains a $1 billion Secured Revolving Credit Facility (the "Facility") for Lehman Brothers International (Europe) ("LBIE"), the Company's major operating entity in Europe. Under the terms of this committed Facility, the bank group has committed to provide up to $1 billion for up to 364 days on a secured basis. Any loans outstanding on the commitment termination date may mature on the first anniversary of the commitment

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


termination date at the option of LBIE. The loans provided by the bank group are available in several currencies, including U.S. dollar, British pound sterling, Deutsche mark, ECU, French franc, and Italian lira. The credit agreement contains covenants which require, among other things, that LBIE maintain specified levels of tangible net worth, and regulatory capital, and that the Company maintain specified levels of consolidated stockholders' equity and tangible net worth, as defined.

There were no borrowings outstanding under the Facility or the Revolving Credit Agreement as of February 28, 1997. The Company uses the Facility for general corporate purposes from time to time. The Company maintained compliance with the applicable covenants for both the Revolving Credit Agreement and the Facility at all times.

Total Capital

In accordance with the Company's liquidity policies, the Company increased its Total Capital base in 1997 to $21.3 billion at February 28, 1997 from $19.8 billion at November 30, 1996. Total Capital increased primarily due to an increase in long-term debt and the retention of earnings.

Total Capital
                                      February 28         November 30
(in millions)                            1997                1996
-------------------------------------------------------------------------------
Long-Term Debt

     Senior Notes                       $13,615             $12,571
     Subordinated Indebtedness            3,681               3,351
                                        -------             -------
                                         17,296              15,922
Stockholder's Equity

     Preferred Equity                       508                 508
     Common Equity                        3,504               3,366
                                        -------             -------
                                          4,012               3,874
-------------------------------------------------------------------------------
Total Capital                           $21,308             $19,796
-------------------------------------------------------------------------------

During the first quarter of 1997, the Company issued $2.3 billion in long-term debt, which was $1.6 billion in excess of its maturing debt. Long-term debt increased to $17.3 billion at February 28, 1997 from $15.9 billion at November 30, 1996 with a weighted average maturity of 4.1 years at both February 28, 1997 and November 30, 1996.

The increase in Total Capital also reflects an increase in stockholders' equity to $4.0 billion at February 28, 1997 from $3.9 billion at November 30, 1996. The net increase in stockholders' equity was primarily due to the retention of earnings partially offset by the payment of dividends.

At February 28, 1997, the Company had approximately $6.7 billion available for the issuance of debt securities under various shelf registrations and debt programs.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Balance sheet leverage ratios are one methodology utilized to evaluate the capital adequacy of a company relative to financial risk inherent in the balance sheet. The Company's leverage ratios computed as the ratio of quarter-end assets to quarter-end stockholders' equity were 37.3x and 33.2x at February 28, 1997 and November 30, 1996, respectively. However, the Company's adjusted leverage ratios, a better measure of market risk, defined as total assets less the lower of securities purchased under agreements to resell or securities sold under agreements to repurchase divided by stockholders' equity were 28.5x and 24.8x at February 28, 1997 and November 30, 1996, respectively. As mentioned earlier, the increase in gross leverage is primarily attributable to an increase in matched book fixed income and equity financing activities as well as the increased level of government and agency securities. The increase in net leverage is principally attributable to the increased level of government and agency securities.

Credit Ratings

The Company like other companies in the securities industry, relies on external sources to finance a significant portion of its day-to-day operations. The Company's access and cost of funding is generally dependent upon its short- and long-term debt ratings. As of February 28, 1997, the current short- and long-term senior debt ratings of Holdings and Lehman Brothers Inc. ("LBI") were as follows:



                                                       Holdings                                    LBI
                                        Short-term                 Long-term            Short-term   Long-term**
---------------------------------------------------------------------------------------------------------------------------
Duff & Phelps Credit Rating Co.            D-1                       A                  D-1            A/A-
Fitch Investors Service Inc.               F-1                       A                  F-1            A/A-
IBCA                                       A1                        A-                 A1             A/A-
Moody's                                    P2                        Baa1               P2             A3*/Baa1
S&P+                                       A-1                       A                  A-1            A+*/A
Thomson BankWatch                          TBW-1                     A-                 TBW-1          A/A-
----------------------------------------------------------------------------------------------------------------------------

 * Provisional ratings on shelf registration
** Senior/subordinated
+  Long term ratings outlook revised to negative on September 21, 1994

         High Yield Securities. The Company underwrites, trades, invests and makes markets in high yield corporate debt securities. The Company also syndicates, trades and invests in loans to below investment grade rated companies. For purposes of this discussion, high yield debt securities are defined as securities or loans to companies rated BB+ or lower, or equivalent ratings by recognized credit rating agencies, as well as non-rated securities or loans which, in the opinion of management, are non-investment grade. Non-investment grade securities generally involve greater risks than investment grade securities due to the issuer's creditworthiness and the liquidity of the market for such securities. In addition, these issuers have higher levels of indebtedness, resulting in an increased sensitivity to adverse economic conditions. The Company recognizes these risks and aims to reduce market and credit risk through the diversification of its products and counterparties. High yield debt securities are carried at market value and unrealized gains or losses for these securities are reflected in the Company's Consolidated Statement of Operations. The Company's portfolio of such securities at February 28, 1997 and November 30, 1996 included long positions with an aggregate market value of

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

approximately $2.0 billion and $1.7 billion, respectively, and short positions with an aggregate market value of approximately $235 million and $127 million, respectively. The portfolio may from time to time contain concentrated holdings of selected issues. The Company's largest high yield position was $75 million and $80 million at February 28, 1997 and November 30, 1996, respectively.

         Merchant Banking Activities. The Company's merchant banking activities include investments in six partnerships, for which the Company acts as general partner, as well as direct investments. At February 28, 1997, the investment in merchant banking partnerships was $329 million. The Company's policy is to carry its investments, including its partnership interests, at fair value based upon the Company's assessment of the underlying investments.

         The Company has a commitment to invest up to $199 million in one of its merchant banking employee investment vehicles. The Company has no remaining commitments to the other five merchant banking partnerships or other direct investments. During 1996, the Company began the process of establishing a new institutional fund for which it will act as general partner. This prospective fund is expected to total $1.5 billion, a portion of which may be contributed by the Company either directly or through an employee investment vehicle.

         Non-Core Activities and Investments. In March 1990, the Company discontinued the origination of partnerships (the assets of which are primarily real estate) and investments in real estate. Currently, the Company acts as a general partner for approximately $3.9 billion of partnership investment capital and manages the remaining real estate investment portfolio. At February 28, 1997, the Company had $20 million of investments in these real estate activities, as well as $53 million of commitments and contingent liabilities under guarantees and credit enhancements, both net of applicable reserves. The Company believes any exposure under these commitments and contingent liabilities has been adequately reserved. In certain circumstances, the Company has elected to provide financial and other support and assistance to such investments to maintain investment values. There is no contractual requirement that the Company continue to provide this support.

         The Company also has equity, partnership and debt investments made in previous years that are unrelated to its ongoing businesses. The Company has other investments that are also awaiting their disposition or the occurrence of certain events which will ultimately lead to their liquidation. The Company carries these equity, partnership and debt investments at their fair value, which approximates $80 million at February 28, 1997.

         Management's intention with regard to non-core assets is the prudent liquidation of these investments as and when possible. This is evidenced by the realization of certain non-core assets during the first quarter which resulted in the recognition of $25 million of revenue.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Recent Developments

         In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, Earnings Per Share, which is effective for annual and interim financial statements issued for periods ending after December 15, 1997. SFAS No. 128 was issued to simplify the standards for calculating earnings per share ("EPS") previously found in APB No. 15, Earnings Per Share. SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS. The new rules also require dual presentation of basic and diluted EPS on the face of the statement of operations for companies with a complex capital structure. For the Company, basic EPS will exclude the dilutive effects of stock options and certain non-vested RSUs. Diluted EPS for the Company will reflect all potential dilutive securities (similar to fully diluted EPS under APB No. 15). Under the provisions of FAS 128, basic EPS would have been $0.10 and $0.07 higher than the amounts reported in the first quarter of 1997 and 1996, respectively. Diluted EPS would have been the same as the reported amounts.

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

Action Relating to Mutual Fund Redemptions

On March 5, 1997, the NASD Regulation Inc. accepted a letter of Acceptance, Waiver and Consent from LBI. Without admitting or denying the allegations, Lehman Brothers consented to the entry of findings that, during the period between October 1, 1990 and February 16, 1996, the Company charged excessive fees/commissions aggregating $1,963,485.70 for executing non-proprietary mutual fund redemption transactions in violation of NASD Conduct Rules 2830(j) and 2110. Lehman Brothers consented to a censure, a fine in the amount of $250,000, and agreed to disgorge to the relevant retail customers $2,923,482.61, including pre-judgment interest.

ITEM 4   Submission of Matters to a Vote of Security-Holders

         At the annual meeting of shareholders of the Company held on March 26, 1997, the following matters were submitted to a vote of security-holders:

A) A proposal was submitted for the election of all Class III Directors. The results were 94,271,133 votes for all nominees, and 729,579 votes withheld from all nominees.

B) A proposal was submitted for the ratification of the Company's selection of Ernst & Young LLP as the Company's independent auditors for the 1997 fiscal year. The results were 94,770,100 votes for, 113,301 against, and 117,516 abstained.

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits and reports on Form 8-K are filed as part of this Quarterly Report, or where indicated, were heretofore filed and are hereby incorporated by reference:

(a)      Exhibits:

         3        By-Laws of the Registrant, as amended as of March 26, 1997

         11       Computation of Per Share Earnings

         12.A     Computation in Support of Ratio of Earnings to Fixed Charges

         12.B Computation in Support of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends

         27       Financial Data Schedule


(b)      Reports on Form 8-K:

         1.       Form 8-K dated March 26, 1997, Items 5 and 7.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           LEHMAN BROTHERS HOLDINGS INC.
                                                   (Registrant)





Date:    April 14, 1997           By                /s/ Richard S. Fuld Jr.
                                           --------------------------------
                                                    Richard S. Fuld, Jr.
                                                    Chairman of the Board and
                                                    Chief Executive Officer
                                                   (Principal Executive Officer)




Date:    April 14, 1997           By                /s/ Charles B. Hintz
                                           -----------------------------
                                                    Charles B. Hintz
                                                    Chief Financial Officer
                                                   (Principal Financial Officer)

                                  EXHIBIT INDEX


Exhibit No.                        Exhibit


Exhibit 3       By-Laws of the Registrant, as amended as of March 26, 1997

Exhibit 11      Computation of Per Share Earnings

Exhibit 12.A    Computation in Support of Ratio of Earnings to Fixed Charges

Exhibit 12.B Computation in Support of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends

Exhibit 27      Financial Data Schedule

                                                                     Exhibit 3

                                                      Amended and Restated
                                                               By-Laws
                                                      Effective: March 26, 1997

                          LEHMAN BROTHERS HOLDINGS INC.

                       Incorporated Under the Laws of the
                                State of Delaware

                                     BY-LAWS

                                    ARTICLE I
                                     OFFICES

         Lehman Brothers Holdings Inc. (the "Corporation") shall maintain a registered office in the State of Delaware. The Corporation may also have other offices at such places, either within or without the State of Delaware, as the Board of Directors may from time to time designate or the business of the Corporation may require.

                                   ARTICLE II
                                  STOCKHOLDERS

                  Section 1. Place of Meetings. Meetings of the stockholders for the election of directors or for any other purpose shall be held on such date, at such time and at such place, either within or without the State of Delaware, as shall be designated from time to time by the Board of Directors and stated in the notice of the meeting or in a duly executed waiver of notice thereof.

                  Section 2. Annual Meeting. The Annual Meeting of Stockholders shall be held on such date and at such time as shall be designated from time to time by the Board of Directors and stated in the notice of the meeting, at which meeting the stockholders shall elect by a plurality vote a Board of Directors and transact only such other business as is properly brought before the meeting in accordance with these By-Laws. Written notice of the Annual Meeting stating the place, date and hour of the meeting shall be given as permitted by law to each stockholder entitled to vote at such meeting not less than ten (10) nor more than sixty (60) days before the date of the meeting.

                  Section 3. Special Meetings. Unless otherwise prescribed by law or the Restated Certificate of Incorporation (such Certificate, as amended from time to time, including resolutions adopted from time to time by the Board of Directors establishing the designation, rights, preferences and other terms of any class or series of capital stock, the "Certificate of Incorporation"), special meetings of the stockholders may be called only by the Chairman of the Board, the Chief Executive Officer, the President in the absence or disability of the Chairman of the Board and the Chief Executive Officer, or the Secretary at the request of the Board of Directors. Written notice of a Special Meeting stating the place, date and hour of the meeting and the purposes for which the meeting is called shall be given not less than ten (10) nor more than sixty (60) days before the date of the meeting to each stockholder entitled to vote at such meeting. Only such business as is specified in the notice of special meeting shall come before such meeting.

         Section 4. Quorum. Except as otherwise provided by law or by the Certificate of Incorporation, the holders of a majority of the shares of capital stock issued and outstanding and entitled to vote thereat ("Voting Stock"), present in person or represented by proxy, shall constitute a quorum at all meetings of the stockholders for the transaction of business. If, however, such quorum shall not be present or represented at a meeting of the stockholders, the stockholders entitled to vote thereat, present or represented by proxy, shall have the power to adjourn the meeting from time to time, without notice other than announcement at the meeting, until a quorum shall be present or represented. At such adjourned meeting at which a quorum shall be present or represented, any business may be transacted which might have been transacted at the meeting as originally noticed. If the adjournment is for more than thirty
(30) days, or if after the adjournment a new record date is fixed for the adjourned meeting, a notice of the adjourned meeting shall be given to each stockholder entitled to vote at the meeting. When a quorum is once present, it is not broken by the subsequent withdrawal of any stockholder.

                  Section 5. Appointment of Inspectors of Election. The Board of Directors shall, in advance of sending to the stockholders any notice of a meeting of the holders of any class of shares, appoint one or more inspectors of election ("inspectors") to act at such meeting or any adjournment or postponement thereof and make a written report thereof. The Board of Directors may designate one or more persons as alternate inspectors to replace any inspector who fails to act. If no inspector or alternate is so appointed or if no inspector or alternate is able to act, the Chairman of the Board shall appoint one or more inspectors to act at such meeting. Each inspector, before entering upon the discharge of such inspector's duties, shall take and sign an oath faithfully to execute the duties of inspector with strict impartiality and according to the best of such inspector's ability. The inspectors shall not be directors, officers or employees of the Corporation.

                  Section 6. Voting. Except as otherwise provided by law or by the Certificate of Incorporation, each stockholder of record of any class or series of stock having a preference over the Common Stock of the Corporation as to dividends or upon liquidation shall be entitled on each matter submitted to a vote at each meeting of stockholders to such number of votes for each share of such stock as may be fixed in the Certificate of Incorporation, and each stockholder of record of Common Stock shall be entitled at each meeting of stockholders to one vote for each share of such stock, in each case, registered in such stockholder's name on the books of the Corporation on the date fixed pursuant to Section 5 of Article VI of these By-Laws as the record date for the determination of stockholders entitled to notice of and to vote at such meeting, or if no such record date shall have been so fixed, then at the close of business on the day next preceding the day on which notice of such meeting is given, or if notice is waived, at the close of business on the day next preceding the day on which the meeting is held.

                  Each stockholder entitled to vote at any meeting may vote either in person or by proxy, duly appointed by an instrument in writing executed by such stockholder and bearing a date not more than three years prior to said meeting, unless said proxy provides for a longer period. Any such proxy shall be delivered to the Secretary of such meeting at or prior to the time designated for holding such meeting, but in any event not later than the time designated in the order of business for so delivering such proxies.

                  At all meetings of stockholders all matters, except as otherwise provided by law, the Certificate of Incorporation, or these By-Laws shall be determined by a majority vote of the stockholders present in person or by proxy and entitled to vote thereat, and where a separate vote by class is required, a majority of the votes cast by the stockholders of such class present in person or by proxy, shall be the act of such class.

                  The vote on any matter, including the election of directors, shall be by written ballot. Each ballot shall be signed by the stockholder voting, or by such stockholder's proxy, and shall state the number of shares voted.

                  Proxy cards shall be returned in envelopes addressed to the inspectors, who shall receive, inspect and tabulate the proxies. Comments written on proxies, consents or ballots shall be transcribed and provided to the Secretary with the name and address of the stockholder.

                  Nothing in this Section 6 shall prohibit the inspector from making available to the Corporation, during the period prior to any annual or special meeting, information as to which stockholders have not voted and periodic status reports on the aggregate vote.

                  Section 7. List of Stockholders Entitled to Vote. The officer of the Corporation who has charge of the stock ledger of the Corporation shall prepare and make, at least ten (10) days before every meeting of stockholders, a complete list of the stockholders entitled to vote at the meeting, arranged in alphabetical order and showing the address of each stockholder and the number of shares registered in the name of each stockholder. Such list shall be open to the examination of any stockholder, for any purpose germane to the meeting, during ordinary business hours, for a period of at least ten (10) days prior to the meeting, either at a place within the city where the meeting is to be held, which place shall be specified in the notice of the meeting, or, if not so specified, at the place where the meeting is to be held. The list shall also be produced and kept at the time and place of the meeting during the whole time thereof and may be inspected by any stockholder of the Corporation who is present.

                  Section 8. Stock Ledger. The stock ledger of the Corporation shall be the only evidence as to who are the stockholders entitled to examine the stock ledger, the list required by Section 6 of this Article II or the books of the Corporation, or to vote in person or by proxy at any meeting of stockholders.

                  Section 9. Advance Notice of Stockholder-Proposed Business at Annual Meeting. To be properly brought before the Annual Meeting, business must be either (a) specified in the notice of meeting (or any supplement thereto) given by or at the direction of the Board of Directors, (b) otherwise properly brought before the meeting by or at the direction of the Board of Directors or
(c) otherwise properly brought before the meeting by a stockholder. For business to be properly brought before an Annual Meeting by a stockholder, the stockholder must have given timely notice thereof in writing to the Secretary of the Corporation. To be timely, a stockholder's notice must be delivered to or mailed and received at the principal executive offices of the Corporation not less than ninety (90) nor more than one hundred twenty (120) days prior to the one year anniversary of the date of the Annual Meeting of the previous year; provided, however, that in the event that the Annual Meeting is called for a date that is not within thirty (30) days before or after such anniversary date, notice by the stockholder in order to be timely must be so received not earlier than one hundred twenty (120) days prior to such Annual Meeting and not later than the close of business on the tenth (10th) day following the day on which notice of the date of the Annual Meeting was mailed or public disclosure of the date of the annual meeting was made, whichever first occurs. A stockholder's notice to the Secretary shall set forth as to each matter the stockholder proposes to bring before the Annual Meeting (i) a brief description of the business desired to be brought before the Annual Meeting and the reasons for conducting such business at the Annual Meeting, (ii) the name and address, as they appear on the Corporation's books, of the stockholder proposing such business, (iii) the class and number of shares of the Corporation that are beneficially owned by the stockholder, (iv) any material interest of the stockholder in such business and (v) any other information relating to the person or the proposal that is required to be disclosed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (or any successor provision or law) or applicable law.

                  Notwithstanding anything in these By-Laws to the contrary, no business shall be conducted at an Annual Meeting except in accordance with the procedures set forth in this Section 9; provided, however, that nothing in this
Section 9 shall be deemed to preclude discussion by any stockholder of any business properly brought before the Annual Meeting. The Chairman of an Annual Meeting shall, if the facts warrant, determine and declare to the meeting that business was not properly brought before the meeting in accordance with the provisions of this Section 9 and if he should so determine, he shall so declare to the meeting and any such business not properly brought before the meeting shall not be transacted.

                  Section 10. Nomination of Directors; Advance Notice of Stockholder Nominations. Only persons who are nominated in accordance with the procedures set forth in this Section 10 shall be eligible for election as directors. Nominations of persons for election to the Board of Directors of the Corporation at the Annual Meeting or at any special meeting of stockholders called in the manner set forth in Article II, Section 3 hereof for the purpose of electing directors may be made at a meeting of stockholders by or at the direction of the Board of Directors, by any nominating committee or person appointed for such purpose by the Board of Directors, or by any stockholder of the Corporation entitled to vote for the election of directors at the meeting who complies with the notice procedures set forth in this Section 10. Such nominations, other than those made by, or at the direction of, or under the authority of the Board of Directors, shall be made pursuant to timely notice in writing to the Secretary of the Corporation. To be timely, a stockholder's notice shall be delivered to or mailed and received at the principal executive offices of the Corporation (a) in the case of an Annual Meeting, not less than ninety (90) nor more than one hundred twenty (120) days prior to the one year anniversary of the date of the Annual Meeting of the previous year; provided, however, that in the event that the Annual Meeting is called for a date that is not within thirty (30) days before or after such anniversary date, notice by the stockholder in order to be timely must be so received not earlier than one hundred twenty (120) days prior to such Annual Meeting and not later than the close of business on the tenth (10th) day following the day on which notice of the date of the annual meeting was mailed or public disclosure of the date of the Annual Meeting was made, whichever first occurs; and (b) in the case of a special meeting of stockholders called in the manner set forth in Article II,
Section 3 hereof for the purpose of electing directors, not earlier than one hundred twenty (120) days prior to such special meeting and not later than the close of business on the tenth (10th) day following the day on which notice of the date of the special meeting was mailed or public disclosure of the date of the special meeting was made, whichever first occurs. Such stockholder's notice to the Secretary shall set forth (a) as to each person whom the stockholder proposes to nominate for election or re-election as a director, (i) the name, age, business address and residence address of the person, (ii) the principal occupation or employment of the person, (iii) the class and number of shares of capital stock of the Corporation, if any, which are beneficially owned by the person and (iv) any other information relating to the person that is required to be disclosed in solicitations for proxies for election of directors pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (or any successor provision or law) or applicable law; and (b) as to the stockholder giving the notice (i) the name and record address of the stockholder and (ii) the class and number of shares of capital stock of the Corporation which are beneficially owned by the stockholder.

                  The Chairman of the meeting shall, if the facts warrant, determine and declare to the meeting that a nomination was not made in accordance with the foregoing procedures and, if he should so determine, he shall so declare to the meeting and the defective nomination shall be disregarded.






                                   ARTICLE III
                                    DIRECTORS

                  Section 1. Number; Resignation; Removal. Except as otherwise required by the Certificate of Incorporation, the number of directors which shall constitute the whole Board of Directors shall be fixed from time to time by resolution of the Board of Directors, but shall not be less than six (6) nor more than twenty-four (24). Except as provided in Section 2 of this Article III and in the Certificate of Incorporation, directors shall be elected by a plurality of the votes cast at the Annual Meeting of Stockholders. The directors shall be divided into three classes, designated Class I, Class II and Class III, as provided in the Certificate of Incorporation. A director may resign at any time upon notice to the Corporation. A director may be removed only for cause.

                  Section 2. Vacancies. Vacancies and newly created directorships resulting from any increase in the authorized number of directors may be filled by a majority of the remaining directors then in office, though less than a quorum, or by a sole remaining director, and the directors so elected shall hold office until the next election for such class and until their successors are duly elected and qualified, or until their earlier resignation or removal. If there are no directors in office, then an election of directors may be held in the manner provided by the General Corporation Law of the State of Delaware. No decrease in the number of directors constituting the Board of Directors shall shorten the term of any incumbent director.

                  Section 3. Duties and Powers. The business of the Corporation shall be managed by or under the direction of the Board of Directors which may exercise all such powers of the Corporation and do all such lawful acts and things as are not by statute or by the Certificate of Incorporation or by these By-Laws directed or required to be exercised or done solely by the stockholders.

                  Section 4. Meetings. The Board of Directors of the Corporation may hold meetings, both regular and special, either within or without the State of Delaware. Regular meetings of the Board of Directors may be held without notice at such time and at such place as may from time to time be determined by the Board of Directors. Special meetings of the Board of Directors may be called by the Chairman of the Board, the Chief Executive Officer, the President or any director. Notice thereof stating the place, date and hour of the meeting shall be given to each director either (i) by mail or courier not less than forty-eight (48) hours before the date of the meeting or (ii) by telephone, telegram or facsimile transmission, not less than twenty-four (24) hours before the time of the meeting or on such shorter notice as the person or persons calling such meeting may deem necessary or appropriate in the circumstances (provided that notice of any meeting need not be given to any director who shall either, before or after such meeting, submit a signed waiver of notice or attends the meeting without protesting, prior to its commencement, the lack of notice).



                  Section 5. Quorum. Except as may be otherwise provided by law, the Certificate of Incorporation or these By-Laws, a majority of the entire Board of Directors shall be necessary to constitute a quorum for the transaction of business, and the vote of a majority of the directors present at a meeting at which a quorum is present shall be the act of the Board of Directors. If a quorum is not present at a meeting of the Board of Directors, a majority of the directors present may adjourn the meeting to such time and place as they may determine without notice other than an announcement at the meeting until enough directors to constitute a quorum shall attend.

                  Section 6. Action Without A Meeting. Unless otherwise provided by the Certificate of Incorporation or these By-Laws, any action required or permitted to be taken by the Board of Directors or any committee thereof may be taken without a meeting if all members of the Board of Directors or the committee consent in writing to the adoption of a resolution authorizing the action. The resolution and the written consents thereto by the members of the Board of Directors or committee shall be filed with the minutes of the proceedings of the Board of Directors or such committee.

                  Section 7. Participation By Telephone. Unless otherwise provided by the Certificate of Incorporation or these By-Laws, any one or more members of the Board of Directors or any committee thereof may participate in a meeting of the Board of Directors or such committee by means of a conference telephone or similar communications equipment allowing all persons participating in the meeting to hear each other. Participation by such means shall constitute presence in person at the meeting.

                  Section 8. Compensation. The directors may be paid their expenses, if any, for attendance at each meeting of the Board of Directors or any committee thereof and may be paid compensation as a director, committee member or chairman of any committee and for attendance at each meeting of the Board of Directors or committee thereof. No such payment shall preclude any director from serving the Corporation in any other capacity and receiving compensation therefore or entering into transactions otherwise permitted by the Certificate of Incorporation, these By-Laws or applicable law.

                  Section 9. Resignation. Any director may resign at any time. Such resignation shall be made in writing and shall take effect at the time specified therein, or, if no time be specified, at the time of its receipt by the Chairman of the Board, or if none, by the Chief Executive Officer, President or the Secretary. The acceptance of a resignation shall not be necessary to make it effective unless so specified therein.

                                   ARTICLE IV
                                   COMMITTEES

                  Section 1. Committees. The Board of Directors may designate one or more committees, each committee to consist of one or more of the directors of the Corporation. The Board of Directors may designate one or more directors as alternate members of any committee, who may replace any absent or disqualified member at any meeting of any such committee. In the absence or disqualification of a member of a committee, and in the absence of a designation by the Board of Directors of an alternate member to replace the absent or disqualified member, the member or members thereof present at any meeting and not disqualified from voting, whether or not such member or member constitute a quorum, may by unanimous vote appoint another member of the Board of Directors to act at the meeting in the place of any absent or disqualified member. Any committee, to the extent allowed by law and provided in the resolution establishing such committee or in the By-Laws, shall have and may exercise all the powers and authority of the Board of Directors in the management of the business and affairs of the Corporation, including the power to adopt a certificate of ownership and merger pursuant to Section 253 of the Delaware General Corporation Law, the authority to issue shares, and the authority to declare a dividend, except as limited by Delaware General Corporation Law or other applicable law, but no such committee shall have the power or authority in reference to the following matters: (i) approving or adopting, or recommending to the stockholders, any action or matter expressly required by the Delaware General Corporation Law to be submitted to stockholders for approval or (ii) adopting, amending or repealing any By-Law of the Corporation. All acts done by any committee within the scope of its powers and duties pursuant to these By-Laws and the resolutions adopted by the Board of Directors shall be deemed to be, and may be certified as being, done or conferred under authority of the Board of Directors. The Secretary or any Assistant Secretary is empowered to certify that any resolution duly adopted by any such committee is binding upon the Corporation and to execute and deliver such certifications from time to time as may be necessary or proper to the conduct of the business of the Corporation.

                  Section 2. Resignation. Any member of a committee may resign at any time. Such resignation shall be made in writing and shall take effect at the time specified therein, or, if no time be specified, at the time of its receipt by the Chairman of the Board, or if none, by the Chief Executive Officer, President or the Secretary. The acceptance of a resignation shall not be necessary to make it effective unless so specified therein.

                  Section 3. Quorum. A majority of the members of a committee shall constitute a quorum. The vote of a majority of the members of a committee present at any meeting at which a quorum is present shall be the act of such committee.

                  Section 4. Record of Proceedings. Each committee shall keep a record of its acts and proceedings, and shall report the same to the Board of Directors when and as required by the Board of Directors.

                  Section 5. Organization, Meetings, Notices. A committee may hold its meetings at the principal office of the Corporation, or at any other place upon which a majority of the committee may at any time agree. Each committee may make such rules as it may deem expedient for the regulation and carrying on of its meetings and proceedings.




                                    ARTICLE V
                                    OFFICERS

                  Section 1. General. The officers of the Corporation shall be elected by the Board of Directors and shall consist of a Chairman of the Board, Chief Executive Officer, a President, a Chief Financial Officer, one or more Senior Executive Vice Presidents, one or more Executive Vice Presidents, one or more Senior Vice Presidents, one or more First Vice Presidents, one or more Vice Presidents, a Secretary, a Treasurer and a Controller. The Board of Directors, in its discretion, may also elect and specifically identify as officers of the Corporation one or more Vice Chairmen of the Board, one or more Assistant Vice Presidents, one or more Assistant Secretaries, one or more Assistant Treasurers and one or more Assistant Controllers as in its judgment may be necessary or desirable. Any number of offices may be held by the same person, unless otherwise prohibited by law, the Certificate of Incorporation or these By-Laws. The officers of the Corporation need not be stockholders or directors of the Corporation.

                  Section 2. Election; Removal; Remuneration. The Board of Directors at its first meeting held after each Annual Meeting of Stockholders shall elect the officers of the Corporation who shall hold their offices for such terms and shall exercise such powers and perform such duties as shall be determined from time to time by the Board of Directors and may elect additional officers and may fill vacancies among the officers previously elected at any subsequent meeting of the Board of Directors; and all officers of the Corporation shall hold office until their successors are chosen and qualified, or until their earlier resignation or removal. Any officer elected by the Board of Directors may be removed at any time, either for or without cause, by the affirmative vote of a majority of the Board of Directors. The compensation of all officers of the Corporation shall be fixed by the Board of Directors or a committee thereof.

                  Section 3. Voting Securities Owned by the Corporation. Powers of attorney, proxies, waivers of notice of meetings, consents and other instruments relating to securities owned by the Corporation may be executed in the name of and on behalf of the Corporation by the Chairman of the Board, Chief Executive Officer, the President, Secretary or any Senior Executive Vice
President, Executive Vice President, Senior Vice President, First Vice President, Vice President or Assistant Secretary and any such officer may, in the name and on behalf of the Corporation, take all such action as any such officer may deem advisable to vote in person or by proxy at any meeting of security holders of any corporation in which the Corporation may own securities and at any such meeting shall possess and may exercise any and all rights and powers incident to the ownership of such securities and which, as the owner thereof, the Corporation might have exercised and possessed if present. The Board of Directors may, by resolution, from time to time confer like powers upon any other person or persons.

                  Section 4. Chairman of the Board. The Chairman of the Board may be, but need not be, a person other than the Chief Executive Officer of the Corporation. The Chairman of the Board may be, but need not be, an officer or employee of the Corporation. The Chairman of the Board shall preside at meetings of the Board of Directors and shall establish agendas for such meetings. In addition, the Chairman of the Board shall assure that matters of significant interest to stockholders and the investment community are addressed by management. The Chairman of the Board shall be an ex-officio member of each standing committee of the Board to which the Board of Directors has not specifically designated him as a member.

                  Section 5. Chief Executive Officer. The Chief Executive Officer shall, subject to the direction of the Board of Directors, have general and active control of the affairs and business of the Corporation and general supervision of its officers, officials, employees and agents. The Chief Executive Officer shall preside at all meetings of the stockholders and shall preside at all meetings of the Board of Directors and any committee thereof of which he is a member, unless the Board of Directors or such committee shall have chosen another chairman. The Chief Executive Officer shall see that all orders and resolutions of the Board are carried into effect, and in addition, the Chief Executive Officer shall have all the powers and perform all the duties generally appertaining to the office of the chief executive officer of a corporation. The Chief Executive Officer shall designate the person or persons who shall exercise his powers and perform his duties in his absence or disability and the absence or disability of the President.

                  Section 6. President. The President shall have such powers and perform such duties as are prescribed by the Chief Executive Officer or the Board of Directors, and in the absence or disability of the Chief Executive Officer, the President shall have the powers and perform the duties of the Chief Executive Officer, except to the extent the Board of Directors shall have otherwise provided. In addition, the President shall have such powers and perform such duties generally appertaining to the office of the president of a corporation, except to the extent the Chief Executive Officer or the Board of Directors shall have otherwise provided.

                  Section 7. Vice Chairmen of the Board. The Vice Chairmen of the Board shall be members of the Board of Directors and shall perform such duties and have such powers as may be prescribed by the Board of Directors, the Chairman of the Board or these By-Laws.

                  Section 8. Senior Executive Vice Presidents. The Senior Executive Vice Presidents of the Corporation shall perform such duties and have such powers as may, from time to time, be assigned to them by these By-Laws, the Board of Directors, the Chairman of the Board, the Chief Executive Officer or the President.

                  Section 9. Executive Vice Presidents. The Executive Vice Presidents of the Corporation shall perform such duties and have such powers as may, from time to time, be assigned to them by these By-Laws, the Board of Directors, the Chairman of the Board, the Chief Executive Officer, the President or a Senior Executive Vice President.





                  Section 10. First Vice Presidents. The First Vice Presidents of the Corporation shall perform such duties and have such powers as may, from time to time, be assigned to them by these By-Laws, the Board of Directors, the Chairman of the Board, the Chief Executive Officer, the President, a Senior Executive Vice President or an Executive Vice President.

                  Section 11. Vice Presidents. The Vice Presidents of the Corporation shall perform such duties and have such powers as may, from time to time, be assigned to them by these By-Laws, the Board of Directors, the Chairman of the Board, the Chief Executive Officer, the President, a Senior Executive Vice President, an Executive Vice President or a First Vice President.

                  Section 12. Secretary. The Secretary shall attend all meetings of the Board of Directors and of the stockholders and record all votes and the minutes of all proceedings in a book to be kept for that purpose, and shall perform like duties for any committee appointed by the Board of Directors. The Secretary shall keep in safe custody the seal of the Corporation and affix it to any instrument when so authorized by the Board of Directors. The Secretary shall give or cause to be given, notice of all meetings of stockholders and special meetings of the Board of Directors and shall perform generally all the duties usually appertaining to the office of secretary of a corporation and shall perform such other duties and have such other powers as may be prescribed by the Board of Directors or these By-Laws. The Board of Directors may give general authority to any other officer to affix the seal of the Corporation and to attest the affixing by his signature.

                  Section 13. Assistant Secretaries. The Assistant Secretaries shall be empowered and authorized to perform all of the duties of the Secretary in the absence or disability of the Secretary and shall perform such other duties and have such other powers as may be prescribed by the Board of Directors, the Secretary or these By-Laws.

                  Section 14. Chief Financial Officer. The Chief Financial Officer shall have responsibility for the administration of the financial affairs of the Corporation and shall exercise supervisory responsibility for the performance of the duties of the Treasurer and the Controller. The Chief Financial Officer shall render to the Board of Directors, at its regular meetings, or when the Board of Directors so requires, an account of all of the transactions effected by the Treasurer and Controller and of the financial condition of the Corporation. The Chief Financial Officer shall generally perform all the duties usually appertaining to the affairs of a chief financial officer of a corporation and shall perform such other duties and have such other powers as may be prescribed by the Board of Directors or these By-Laws.

                  Section 15. Treasurer. The Treasurer shall have the custody of the corporate funds and securities and shall cause to be kept full and accurate accounts of receipts and disbursements in books belonging to the Corporation and shall deposit all monies and other valuable effects in the name and to the credit of the Corporation in such depositories as may be designated by persons authorized by the Board of Directors. The Treasurer shall disburse the funds of the Corporation as may be ordered by the Board of Directors, taking proper vouchers for such disbursements, and shall render to the Chairman of the Board, the President and the Board of Directors whenever they may require it, an account of all of the transactions effected by the Treasurer and of the financial condition of the Corporation. The Treasurer may be required to give a bond for the faithful discharge of his or her duties. The Treasurer shall generally perform all duties appertaining to the office of treasurer of a corporation and shall perform such other duties and have such other powers as may be prescribed by the Board of Directors or these By-Laws.

                  Section 16. Assistant Treasurers. The Assistant Treasurers shall be empowered and authorized to perform all the duties of the Treasurer in the absence or disability of the Treasurer and shall perform such other duties and have such other powers as may be prescribed by the Board of Directors, the Treasurer or these By-Laws.

                  Section 17. Controller. The Controller shall prepare and have the care and custody of the books of account of the Corporation. The Controller shall keep a full and accurate account of all monies, received and paid on account of the Corporation, and shall render a statement of the Controller's accounts whenever the Board of Directors shall require. The Controller shall generally perform all the duties usually appertaining to the affairs of the controller of a corporation and shall perform such other duties and have such other powers as may be prescribed by the Board of Directors, the Chief Financial Officer or these By-Laws. The Controller may be required to give a bond for the faithful discharge of his or her duties.

                  Section 18. Assistant Controllers. The Assistant Controllers shall in the absence or disability of the Controller perform the duties and exercise the powers of the Controller and shall perform such other duties and have such other powers as may be prescribed by the Board of Directors, the Controller or these By-Laws.

                  Section 19. Additional Powers and Duties. In addition to the foregoing especially enumerated duties and powers, the several officers of the Corporation shall perform such other duties and exercise such further powers as the Board of Directors may, from time to time, determine or as may be assigned to them by any superior officer.

                  Section 20. Other Officers. The Board of Directors may designate such other officers having such duties and powers as it may specify from time to time.

                                   ARTICLE VI
                                  CAPITAL STOCK

                  Section 1. Form of Certificate. Every holder of stock in the Corporation shall be entitled to have a certificate signed in the name of the Corporation (i) by the Chairman of the Board, the Chief Executive Officer, the President or any Vice President and (ii) by the Treasurer or an Assistant Treasurer or the Secretary or an Assistant Secretary, certifying the number of shares owned by such holder in the Corporation.

                  Section 2. Signatures. Any signature required to be on a certificate may be a facsimile. In case any officer, transfer agent or registrar who has signed or whose facsimile signature has been placed upon a certificate shall have ceased to be such officer, transfer agent or registrar before such certificate is issued, it may be issued by the Corporation with the same effect as if he were such officer, transfer agent or registrar at the date of issue.

                  Section 3. Lost, Stolen or Destroyed  Certificates.  The Board
of Directors may direct a new certificate to be issued in place of any certificate theretofore issued by the Corporation alleged to have been lost, stolen or destroyed, upon the making of an affidavit of that fact by the person claiming the certificate of stock to be lost, stolen or destroyed. When authorizing such issue of a new certificate, the Board of Directors may, in its discretion and as a condition precedent to the issuance thereof, require the owner of such lost, stolen or destroyed certificate, or his legal representative, to advertise the same in such manner as the Board of Directors shall require and/or to give the Corporation a bond in such sum as it may direct as indemnity against any claim that may be made against the Corporation with respect to the certificate alleged to have been lost, stolen or destroyed.

                  Section 4. Transfers. Stock of the Corporation shall be transferable in the manner prescribed by law and in these By-Laws. Transfers of stock shall be made on the books of the Corporation only by the holder of record or by such person's attorney duly authorized upon surrender and cancellation of certificates for a like number of shares properly endorsed and the payment of all taxes due thereon.

                  Section 5. Record Date. In order that the Corporation may determine the stockholders entitled to notice of or to vote at any meeting of stockholders or any adjournment thereof, or entitled to express consent to corporate action, or entitled to receive payment of any dividend or other distribution or allotment of any rights, or entitled to exercise any rights in respect of any change, conversion or exchange of stock or for the purpose of any other lawful action, the Board of Directors may fix, in advance, a record date, which shall not be more than sixty (60) days nor less than ten (10) days before the date of such meeting, nor more than sixty (60) days prior to any other action. A determination of stockholders of record entitled to notice of or to vote at a meeting of stockholders shall apply to any adjournment of the meeting; provided, however, that the Board of Directors may fix a new record date for the adjourned meeting.

                  Section 6. Beneficial Owners. The Corporation shall be entitled to recognize the exclusive right of the person registered on its books as the owner of a share to receive dividends and to vote as such owner, and to hold liable for calls and assessments a person registered on its books as the owner of shares, and shall not be bound to recognize any equitable or other claim to or interest in such share or shares on the part of any other person, whether or not it shall have express or other notice thereof, except as otherwise provided by law.

                  Section 7. Dividends. Subject to the provisions of the Certificate of Incorporation or applicable law, dividends upon the capital stock of the Corporation, if any, may be declared by the Board of Directors at any regular or special meeting, and may be paid in cash, in property, or in shares of capital stock. Before payment of any dividend, there may be set aside out of any funds of the Corporation available for dividends such sum or sums as the Board of Directors from time to time, in its absolute discretion, deems proper as a reserve or reserves to meet contingencies, or for equalizing dividends, or for repairing or maintaining any property of the Corporation or for any proper purpose, and the Board of Directors may modify or abolish any such reserve.

                                   ARTICLE VII
                                 INDEMNIFICATION

                  Section 1. Indemnification Respecting Third Party Claims. (a) The Corporation, to the full extent and in a manner permitted by Delaware law as in effect from time to time, shall indemnify, in accordance with the provisions of this Article, any person (including the heirs, executors, administrators or estate of any such person) who was or is made a party to or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding (including any appeal thereof), whether civil, criminal, administrative, regulatory or investigative in nature (other than an action by or in the right of the Corporation), by reason of the fact that such person is or was a director or officer of the Corporation, or, at a time when he was a director or officer of the Corporation, is or was either serving at the request of the Corporation as a director, officer, partner, trustee, fiduciary, employee or agent (a "Subsidiary Officer") of another corporation, partnership, joint venture, trust, employee benefit plan or other enterprise (an "Associated Entity"), against expenses (including attorneys' fees and disbursements), costs, judgments, fines, penalties and amounts paid in settlement actually and reasonably incurred by such person in connection with such action, suit or proceeding if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the Corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful; provided, however, that (i) the Corporation shall not be obligated to indemnify a person who is or was a director or officer of the Corporation against expenses incurred in connection with an action, suit, proceeding or investigation to which such person is threatened to be made a party but does not become a party unless the incurring of such expenses was authorized by or under the authority of the Board of Directors and (ii) the Corporation shall not be obligated to indemnify against any amount paid in settlement unless the Board of Directors has consented to such settlement. The termination of any action, suit or proceeding by judgment, order, settlement or conviction or upon a plea of nolo contendere or its equivalent shall not, of itself, create a presumption that the person did not act in good faith and in a manner which such person reasonably believed to be in or not opposed to the best interests of the Corporation, and, with respect to any criminal action or proceeding, that such person had reasonable cause to believe that his conduct was unlawful. Notwithstanding anything to the contrary in the foregoing provisions of this
Section 1(a), a person shall not be entitled, as a matter of right, to indemnification pursuant to this Section 1(a) against costs or expenses incurred in connection with any action, suit or proceeding commenced by such person against the Corporation or any Associated Entity or any person who is or was a director, officer, fiduciary, employee or agent of the Corporation or a Subsidiary Officer of any Associated Entity, but such indemnification may be provided by the Corporation in a specific case as permitted by Section 6 below in this Article.

                  (b) The Corporation may indemnify any employee or agent of the Corporation in the manner and to the same extent as it is required to indemnify any director or officer under Section 1(a) above in this Article.

                  Section 2. Indemnification Respecting Derivative Claims. (a) The Corporation, to the full extent and in a manner permitted by Delaware law as in effect from time to time, shall indemnify, in accordance with the provisions of this Article, any person (including the heirs, executors, administrators or estate of any such person) who was or is made a party to or is threatened to be made a party to any threatened, pending or completed action or suit (including any appeal thereof) brought in the right of the Corporation to procure a judgment in its favor by reason of the fact that such person is or was a director or officer of the Corporation, or, at a time when he was a director or officer of the Corporation, is or was serving at the request of the Corporation as a Subsidiary Officer of an Associated Entity against expenses (including attorneys' fees and disbursements) and costs actually and reasonably incurred by such person in connection with the defense or settlement of such action or suit if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the Corporation, except that no indemnification shall be made in respect of any claim, issue or matter as to which such person shall have been adjudged to be liable to the Corporation unless, and only to the extent that the Board of Directors or a court having jurisdiction with respect shall determine that, despite the adjudication of liability but in view of all the circumstances of the case, such person is fairly and reasonably entitled to indemnity for such expenses and costs as the Board of Directors or such court shall deem proper; provided, however, that the Corporation shall not be obligated to indemnify a director or officer of the Corporation against expenses incurred in connection with an action or suit to which such person is threatened to be made a party but does not become a party unless the incurrence of such expenses was authorized by or under the authority of the Board of Directors. Notwithstanding anything to the contrary in the foregoing provisions of this Section 2(a), a person shall not be entitled, as a matter of right, to indemnification pursuant to this Section 2(a) against costs and expenses incurred in connection with any action or suit in the right of the Corporation commenced by such person, but such indemnification may be provided by the Corporation in any specific case as permitted by Section 6 below in this Article.

                  (b) The Corporation may indemnify any employee or agent of the Corporation in the manner and to the same extent as it is required to indemnify any director or officer under Section 2(a) above in this Article.

                  Section 3. Determination of Entitlement to Indemnification. Any indemnification to be provided under any of Section 1(a), 1(b), 2(a) or 2(b) above in this Article (unless ordered by a court of competent jurisdiction) shall be made by the Corporation only as authorized in the specific case upon a determination that indemnification is proper under the circumstances because such person had met the applicable standard of conduct set forth in such section of this Article. Such determination shall be made (i) by the Board of Directors by a majority vote of a quorum consisting of directors who were not parties to the action, suit or proceeding in respect of which indemnification is sought or by majority vote of the members of a committee of the Board of Directors composed of at least two members each of whom is not a party to such action, suit or proceeding, or (ii) if such a quorum is not obtainable and/or such a committee is not established or available, or, even if such a quorum is obtainable or committee available, if a quorum of disinterested directors so directs, by independent legal counsel in a written opinion, or (iii) by action of the stockholders taken as permitted by law. In the event a request for indemnification is made by any person referred to in paragraph 1(a) or 2(a) above in this Article, the Corporation shall use its reasonable best efforts to cause such determination to be made not later than sixty (60) days after such request is made.

                  Section 4. Right to Indemnification upon Successful Defense and for Service as a Witness. (a) Notwithstanding the other provisions of this Article, to the extent that a director, officer, employee or agent of the Corporation has been successful on the merits or otherwise in defense of any action, suit or proceeding referred to in any of Section 1(a), 1(b), 2(a) or 2(b) above in this Article, or in defense of any claim, issue or matter therein, such person shall be indemnified against expenses (including attorneys' fees and disbursements) and costs actually and reasonably incurred by such person in connection therewith.

                  (b) To the extent any person who is or was a director or officer of the Corporation in office on the effective date of this Article or thereafter has served or prepared to serve as a witness in, but is not a party to, any action, suit or proceeding (whether civil, criminal, administrative, regulatory or investigative in nature), including any investigation by any legislative body or any securities or commodities exchange of which the Corporation or an Associated Entity is a member or to the jurisdiction of which it is subject, by reason of his or her services as a director or officer of the Corporation or his or her service as a Subsidiary Officer of an Associated Entity at a time when he or she was a director or officer of the Corporation (assuming such person is or was, as evidenced by a writing to such effect, serving at the request of, or to represent the interests of, the Corporation as a Subsidiary Officer of such Associated Entity), the Corporation may indemnify such person against expenses (including attorneys' fees and disbursements) and out-of-pocket costs actually and reasonably incurred by such person in connection therewith and shall use its reasonable best efforts to provide such indemnity within sixty (60) days after receipt by the Corporation from such person of a statement requesting such indemnification, averring such service and reasonably evidencing such expenses and costs; it being understood, however, that the Corporation shall have no obligation under this Article to compensate such person for such person's time or efforts so expended. The Corporation shall indemnify any employee or agent of the Corporation in the manner and to the same extent as it is required to indemnify any director or officer of the Corporation pursuant to the foregoing sentence of this Section 4(b).

                  Section 5. Advance of Expenses. (a) Expenses and costs incurred by any person referred to in Section 1(a) or 2(a) above in this Article in defending a civil, criminal, administrative, regulatory or investigative action, suit or proceeding shall be paid by the Corporation in advance of the final disposition of such action, suit or proceeding upon receipt of an undertaking in writing by or on behalf of such person to repay such amount if it shall ultimately be determined that such person is not entitled to be indemnified in respect of such costs and expenses by the Corporation as authorized by this Article.

                  (b) Expenses and costs  incurred by any person  referred to in
Section 1(b) or 2(b) above in this Article in defending a civil, criminal, administrative, regulatory or investigative action, suit or proceeding may be paid by the Corporation in advance of the final disposition of such action, suit or proceeding as authorized by or under the authority of the Board of Directors upon receipt of an undertaking in writing by or on behalf of such person to repay such amount if it shall ultimately be determined that such person is not entitled to be indemnified by the Corporation in respect of such costs and expenses as authorized by this Article and subject to any limitations or qualifications provided by or under the authority of the Board of Directors.

                  Section 6. Indemnification Not Exclusive. The provision of indemnification to or the advancement of expenses and costs to any person under this Article, or the entitlement of any person to indemnification or advancement of expenses and costs under this Article, shall not limit or restrict in any way the power of the Corporation to indemnify or advance expenses and costs to such person in any other way permitted by law or be deemed exclusive of, or invalidate, any right to which any person seeking indemnification or advancement of expenses and costs may be entitled under any law, agreement, vote of stockholders or disinterested directors or otherwise, both as to action in such person's capacity as an officer, director, employee or agent of the Corporation and as to action in any other capacity.

                  Section 7. Corporate Obligations; Reliance. The provisions of Sections 1 through 6 above of this Article shall be deemed to create a binding obligation on the part of the Corporation to the officers and directors of the Corporation on the effective date of this Article and persons thereafter elected as officers and directors (including persons who served as officers and directors on or after such date but who are no longer officers and directors at the time they present claims for advancement of expenses or indemnity), and such persons in acting in their capacities as officers or directors of the Corporation or Subsidiary Officers of any Associated Entity shall be entitled to rely on such provisions of this Article, without giving notice thereof to the Corporation.




                  Section 8. Successors. The right of any person who is or was a director, officer, employee or agent of the Corporation to indemnification or advancement of expenses under Sections 1 through 7 above in this Article shall continue after he shall have ceased to be a director, officer, employee or agent and shall inure to the benefit of the heirs, distributees, executors, administrators and other legal representatives of such person.

                  Section 9. Insurance. The Corporation may purchase and maintain insurance on behalf of any person who is or was a director, officer, employee or agent of the Corporation, or is or was serving at the request of, or to represent the interests of, the Corporation as a Subsidiary Officer of any Associated Entity, against any liability asserted against such person and incurred by such person in any capacity, or arising out of such person's status as such, whether or not the Corporation would have the power to indemnify such person against such liability under the provisions of this Article or applicable law.

                  Section 10. Definitions of Certain Terms. (a) For purposes of this Article, references to the "Corporation" shall include, in addition to the resulting corporation, any constituent corporation (including any constituent of a constituent) absorbed into the Corporation after the effective date of this
Article in a consolidation or merger if such corporation would have been permitted (if its corporate existence had continued) under applicable law to indemnify its directors, officers, employees or agents, so that any person who is or was a director, officer, employee or agent of such constituent corporation, or is or was serving at the request, or to represent the interests of, such constituent corporation as a director, officer, employee or agent of any Associated Entity shall stand in the same position under the provisions of Sections 1 through 9 above in this Article with respect to the resulting or surviving corporation as such person would have with respect to such constituent corporation if its separate existence had continued; provided, however, that, no such person shall be entitled to indemnity from the Corporation in respect of his service to such constituent corporation, or at the request or to represent the interests of such constituent corporation, pursuant to Section 1(a) or 2(a) above but may be indemnified by the Corporation in respect thereof as permitted by Section 1(b) or 2(b) above.

                  (b) For purposes of this Article, references to "fines" shall include any excise taxes assessed on a person with respect to any employee benefit plan; references to "serving at the request of the Corporation" shall include any service as a director, officer, trustee, fiduciary, employee or agent of the Corporation or any Associated Entity which service imposes duties on, or involves services by, such director, officer, trustee, fiduciary, employee or agent with respect to any employee benefit plan, its participants, or beneficiaries; and a person who acted in good faith and in a manner such person reasonably believed to be in the interest of the participants and beneficiaries of an employee benefit plan shall be deemed to have acted in a manner "not opposed to the best interests of the Corporation" as referred to in this Article.






                                  ARTICLE VIII
                                     GENERAL

                  Section 1. Fiscal Year. The fiscal year of the Corporation shall be such date as shall be fixed by resolution of the Board of Directors from time to time.

                  Section 2. Corporate Seal. The corporate seal shall have inscribed thereon the name of the Corporation, the year of its organization and the words "Corporate Seal, Delaware" The seal may be used by causing it or a facsimile thereof to be impressed or affixed or reproduced or otherwise upon any paper, certificate or document.

                  Section 3. Disbursements. All checks, drafts or demands for money out of the funds of the Corporation and all notes and other evidences of indebtedness of the Corporation shall be signed by such officer or officers or such other person or persons as the Board of Directors may from time to time designate.

                  Section 4. Amendments. These By-Laws may be altered, amended or repealed, in whole or in part, or new By-Laws may be adopted by the stockholders or by the Board of Directors at any meeting thereof; provided, however, that notice of such alteration, amendment, repeal or adoption of new By-Laws shall be contained in the notice of such meeting of stockholders or in a notice of such meeting of the Board of Directors, as the case may be. Unless a higher percentage is required by the Certificate of Incorporation as to any matter which is the subject of these By-Laws, all such amendments must be approved by either the holders of at least a majority of the outstanding capital stock entitled to vote thereon or by a majority of the entire Board of Directors then in office.

                  Section 5. Definitions. As used in this Article and in these By-Laws generally, the term "entire Board of Directors" means the total number of directors which the Corporation would have if there were no vacancies.

                                                             Exhibit 11

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                        COMPUTATION of PER SHARE EARNINGS
                                   (Unaudited)
                        (In millions, except share data)

                                        Three months             Three months
                                            ended                    ended
                                        February 28              February 29
                                            1997                     1996
                                       -------------             ------------
Primary:
Weighted average shares outstanding:
   Common stock                          100,677,195              104,087,157
   Common stock issuable                  16,316,956               11,794,792
   Common stock equivalents                1,466,064                1,050,748
                                       --------------             --------------
   Total common stock and common stock
     equivalents                         118,460,215              116,932,697
                                         ===========                ===========

Net income                                   $ 144.4                  $ 104.1
Preferred dividends (1)                         (6.4)                   (11.2)
                                             -------                    -------
Net income applicable to common stock        $ 138.0                  $  92.9
                                             =======                    =======

Earnings Per Common Share                    $  1.16                  $  0.79
                                             =======                    =======

Fully diluted:
Weighted average shares outstanding:
   Common stock                          100,677,195              104,087,157
   Common stock issuable                  16,316,956               11,794,792
   Common stock equivalents                1,607,273                1,344,782
                                       --------------             ------------
   Total common stock and common stock
     equivalents                         118,601,424              117,226,731
                                         ===========              ===========

Net income                                   $ 144.4                  $ 104.1
Preferred dividends (1)                         (6.4)                   (11.2)
                                             -------                   -------
Net income applicable to common stock        $ 138.0                  $  92.9
                                             =======                    =======

Earnings Per Common Share                    $  1.16                  $  0.79
                                             =======                    =======

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

                                                                 Exhibit 12.A

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
          COMPUTATION in SUPPORT of RATIO of EARNINGS to FIXED CHARGES
                              (Dollars in millions)
                                   (Unaudited)


                                               For the             For the          For the         For the         For the
                                                year            eleven months    twelve months       year         three months
                                                ended               ended           ended           ended            ended
                                            December 31          November 30     November 30      November 30     February 28
                                        --------------------     -----------     -----------      -----------     -----------
                                        1992            1993        1994            1995             1996            1997
                                        ----            ----        ----            ----             ----            ----
Fixed Charges:
Interest expense:
     Subordinated indebtedness          $  150       $   144      $  158          $  206         $    220          $   62

    Bank loans and other
      borrowings*                       5,035         5,224       6,294          10,199           10,596           3,012
    Interest component of rentals
      of office and equipment              74            76          42              44               34               6
  Other adjustments**                       2             7           4              28               16               4
                                       ----------    ---------   ---------      ----------       ----------       ---------
    TOTAL (A)                          $5,261        $5,451      $6,498         $10,477          $10,866          $3,084
                                        =======       ======     ========       =======          =======          ======

Earnings:
  Pretax income (loss) from
    continuing operations              $ (247)     $     27     $   193          $  369         $    637        $   219
  Fixed charges                         5,261         5,451       6,498          10,477           10,866          3,084
  Other adjustments***                  _____            (6)         (4)            (28)             (14)            (4)
                                       -------       -------     ---------       ---------       --------
    TOTAL (B)                          $5,014        $5,472      $6,687         $10,818           $11,489        $3,299
                                        ======        ======      ======         =======           =======        ======
(B / A)                                  ****          1.00        1.03            1.03              1.06          1.07


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

                                            For the              For the          For the         For the         For the
                                             year             eleven months    twelve months       year          three months
                                            ended                ended           ended            ended            ended
                                         December 31           November 30     November 30      November 30     February 28
                                        ------------------     -----------     -----------     -----------     -----------
                                        1992          1993          1994            1995             1996            1997
                                        ----          ----          ----            ----             ----            ----

 and Preferred Dividends:
   Interest expense:
    Subordinated indebtedness           $  150       $   144         $   158      $    206            $  220        $    62
    Bank loans and other
      borrowings*                        5,035         5,224           6,294        10,199            10,596          3,012
    Interest component of rentals
      of office and equipment               74            76              42            44                34              6
  Other adjustments**                        2             7               4            28                16              4
                                     ----------     ---------      ---------     ---------         ---------      ---------
  Total fixed charges                    5,261         5,451           6,498        10,477            10,866          3,084
  Preferred dividends (tax
    equivalent basis)                       48            48              58            64                58              9
                                      --------       --------       --------     ---------         ---------      ---------
     TOTAL (A)                          $5,309        $5,499          $6,556       $10,541           $10,924         $3,093
                                        ======        ======          ======       =======           =======         ======

Earnings:
  Pretax income (loss) from
    continuing operations               $ (247)     $     27         $  193     $     369         $     637         $  219
  Fixed charges                          5,261         5,451          6,498        10,477            10,866          3,084
  Other adjustments***                   _____            (6)            (4)          (28)              (14)            (4)
                                                      --------        -------      --------          --------       --------

    TOTAL (B)                           $5,014        $5,472          $6,687    $  10,818           $11,489         $3,299
                                        ======        ======          ======       =======           =======         ======
(B / A)                                   ****        ****              1.02         1.03              1.05           1.07


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