Form 10-Q
period 1997-07-15
LEHMAN BROTHERS HOLDINGS INC
filed 1997-07-15
CIK 806085

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[ X ]        QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 31, 1997

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

As of June 30, 1997, 101,562,887 shares of the Registrant's Common Stock, par value $.10 per share, were outstanding.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES

                                    FORM 10-Q

                       FOR THE QUARTER ENDED MAY 31, 1997

                                      INDEX

Part I.    FINANCIAL INFORMATION                                   Page Number

         Item 1.      Financial Statements - (unaudited)

                           Consolidated Statement of Operations -
                             Three and Six Months Ended
                             May 31, 1997 and 1996 ........................   3


                           Consolidated Statement of Financial Condition -
                             May 31, 1997 and November 30, 1996 ..........    5

                           Consolidated Statement of Cash Flows -
                             Six Months Ended
                             May 31, 1997 and 1996........................    7


                           Notes to Consolidated Financial Statements.......  9

         Item 2.      Management's Discussion and Analysis of
                        Financial Condition and Results of Operations......  14

Part II.          OTHER INFORMATION

         Item 1.      Legal Proceedings     ...............................  29

         Item 6.      Exhibits and Reports on Form 8-K          ...........  30

Signatures...............................................................    31

EXHIBIT INDEX         .......................................................32

Exhibits

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                      CONSOLIDATED STATEMENT of OPERATIONS
                                   (Unaudited)
                      (In millions, except per share data)

                                               Three months ended
                                         May 31                     May 31
                                          1997                       1996
                                     ---------------           ----------
Revenues
    Principal transactions                 $  326                    $  398
    Investment banking                        274                       223
    Commissions                                91                        94
    Interest and dividends                  3,099                     2,749
    Other                                      16                        12
                                         --------                   -------
         Total revenues                     3,806                     3,476
    Interest expense                        2,952                     2,643
                                           ------                     -----
         Net revenues                         854                       833
                                          -------                    ------
Non-interest expenses
    Compensation and benefits                 433                       422
    Brokerage, commissions and                 61                        58
     clearance fees
    Professional services                      47                        39
    Communications                             36                        38
    Occupancy and equipment                    34                        37
    Business development                       26                        25
    Depreciation and amortization              21                        22
    Other                                      24                        23
                                          -------                   -------
        Total non-interest expenses           682                       664
                                           ------                    ------
Income before taxes                           172                       169
    Provision for income taxes                 51                        61
                                          -------                   -------
Net income                                  $ 121                     $ 108
                                            =====                     =====
Net income applicable to common stock       $ 114                     $ 102
                                            =====                     =====

Average common and common equivalent
      shares outstanding                    120.4                     114.8
                                            =====                     =====
Earnings per common share                   $0.95                     $0.89
                                            =====                     =====






                 See notes to consolidated financial statements.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                      CONSOLIDATED STATEMENT of OPERATIONS
                                   (Unaudited)
                      (In millions, except per share data)

                                                      Six months ended
                                               May 31                     May 31
                                                1997                       1996
                                           ---------------           ----------
Revenues
    Principal transactions                       $  672                $  811
    Investment banking                              514                   433
    Commissions                                     188                   190
    Interest and dividends                        6,377                 5,405
    Other                                            54                    23
                                               --------               -------
         Total revenues                           7,805                 6,862
    Interest expense                              6,026                 5,208
                                                 ------                 -----
         Net revenues                             1,779                 1,654
                                                  -----                 -----
Non-interest expenses
    Compensation and benefits                       902                   839
    Brokerage, commissions and                      118                   115
       clearance fees
    Professional services                            88                    73
    Communications                                   70                    78
    Occupancy and equipment                          69                    77
    Business development                             51                    52
    Depreciation and amortization                    43                    46
    Other                                            47                    47
                                                -------               -------
        Total non-interest expenses               1,388                 1,327
                                                  -----                 -----
Income before taxes                                 391                   327
    Provision for income taxes                      126                   115
                                                 ------                ------
Net income                                        $ 265                 $ 212
                                                  =====                 =====
Net income applicable to common                   $ 252                 $ 195
   stock                                          =====                 =====

Average common and common equivalent
   shares outstanding                             119.4                 115.9
                                                  =====                 =====
Earnings per common share                         $2.11                 $1.68
                                                  =====                 =====



                 See notes to consolidated financial statements.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                                   (Unaudited)
                                  (In millions)


                                                                                                 May 31        November 30
ASSETS                                                                                            1997           1996
                                                                                                --------      ------------
Cash and cash equivalents                                                                     $    2,120        $     2,149

Cash and securities segregated and on deposit
  for regulatory and other purposes                                                                1,348                688

Securities and other financial instruments owned:
   Governments and agencies                                                                       28,145             26,638
   Corporate stocks                                                                               10,294              6,937
   Corporate debt and other                                                                       10,214              8,821
   Mortgages and mortgage-backed                                                                   8,847              8,314
   Derivatives and other contractual agreements                                                    7,477              6,909
 Certificates of deposit and other money market instruments                                        3,332              3,834
                                                                                               ---------          ---------
                                                                                                  68,309             61,453
                                                                                                ---------          --------
Collateralized short-term agreements:
   Securities purchased under agreements to resell                                                40,093             32,340
   Securities borrowed                                                                            22,085             20,651

Receivables:
   Brokers, dealers and clearing organizations                                                     1,832              2,878
   Customers                                                                                       6,594              5,813
   Others                                                                                          1,352              1,253

Property, equipment and leasehold improvements
  (net of accumulated depreciation and amortization
  of $699 in 1997 and $668 in 1996)                                                                  467                477

Deferred expenses and other assets                                                                   750                722

Excess of cost over fair value of net assets
  acquired (net of accumulated amortization
  of $107 in 1997 and $103 in 1996)                                                                  168                172
                                                                                            ------------       ------------
       Total assets                                                                             $145,118           $128,596
                                                                                                ========           ========






                 See notes to consolidated financial statements.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
            CONSOLIDATED STATEMENT OF FINANCIAL CONDITION (Continued)
                                   (Unaudited)
                        (In millions, except share data)

                                                                                                May 31           November 30
                                                                                                  1997               1996
LIABILITIES AND STOCKHOLDERS' EQUITY
Commercial paper and short-term debt                                                            $ 11,089          $    8,202
Securities and other financial instruments sold but not yet purchased:
   Governments and agencies                                                                       17,343              13,202
   Corporate stocks                                                                                8,467               4,971
   Corporate debt and other                                                                        1,818               1,375
   Derivatives and other contractual agreements                                                    6,663               6,816
                                                                                                 --------            -------
                                                                                                  34,291              26,364
                                                                                                  -------             ------
Collateralized short-term financings:
   Securities sold under agreements to repurchase                                                 57,179              56,119
   Securities loaned                                                                               6,904               6,296
Payables:
   Brokers, dealers and clearing organizations                                                     1,230               1,004
   Customers                                                                                       8,748               7,582
Accrued liabilities and other payables                                                             3,594               3,233
Long-term debt:
   Senior notes                                                                                   14,409              12,571
   Subordinated indebtedness                                                                       3,536               3,351
                                                                                               ---------           ---------
           Total liabilities                                                                     140,980             124,722
                                                                                                 -------             -------
Commitments and contingencies

STOCKHOLDERS' EQUITY
   Preferred Stock, $1 par value; 38,000,000 shares authorized:
       5% Cumulative Convertible Voting, Series A, 13,000,000 shares authorized, issued and outstanding; $39.10 liquidation preference
          per share                                                                                  508                 508
       Redeemable Voting, 1,000 shares issued and outstanding;
          $1.00 liquidation preference per share
   Common Stock, $.10 par value; 300,000,000 shares authorized;
       shares issued: 107,888,042 in 1997 and 106,793,538 in 1996;
       shares outstanding: 101,541,385 in 1997 and 100,449,144 in 1996                                11                  11
   Common Stock issuable                                                                             346                 326
   Additional paid-in capital                                                                      3,222               3,198
   Foreign currency translation adjustment                                                             3                  20
   Retained earnings (deficit)                                                                       194                 (43)
   Common Stock in treasury at cost: 6,346,657 shares in 1997
       and 6,344,394 shares in 1996                                                                 (146)               (146)
                                                                                            ------------        ------------
            Total stockholders' equity                                                             4,138               3,874
                                                                                             -----------         -----------
            Total liabilities and stockholders' equity                                          $145,118            $128,596
                                                                                                ========            ========

                 See notes to consolidated financial statements.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (In millions)
                                   (Unaudited)

                                                                                             Six months ended
                                                                                    May 31                     May 31
                                                                                     1997                       1996
                                                                                   ----------               ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                          $   265                   $    212
Adjustments to reconcile net income to net cash used in
     operating activities:
  Depreciation and amortization                                                          43                         46
  Provisions for losses and other reserves                                               19                         22
  Deferred tax benefit                                                                  (33)
  Other adjustments                                                                      42                         23
Net change in:
  Cash and securities segregated                                                       (660)                       328
  Securities and other financial instruments owned                                   (6,856)                    (3,962)
  Securities purchased under agreements to resell                                    (7,753)                    (7,627)
  Securities borrowed                                                                (1,434)                    (3,005)
  Receivables from brokers, dealers and clearing organizations                        1,046                       (103)
  Receivables from customers                                                           (781)                    (3,466)
  Securities and other financial instruments sold but
     not yet purchased                                                                7,927                      5,858
  Securities sold under agreements to repurchase                                      1,060                      6,297
  Securities loaned                                                                     608                      2,284
  Payables to brokers, dealers and clearing organizations                               226                        215
  Payables to customers                                                               1,166                      1,508
  Accrued liabilities and other payables                                                342                       (186)
  Other operating assets and liabilities, net                                          (289)                       (74)
                                                                                    -------                   --------

          Net cash used in operating activities                                     $(5,062)                   $(1,630)
                                                                                    -------                    -------





            See  notes  to  consolidated  financial statements.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
                                  (In millions)
                                   (Unaudited)


                                                                                             Six months ended
                                                                                     May 31                     May 31
                                                                                      1997                       1996
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of senior notes                                                  $3,120                  $1,271
Principal payments of senior notes                                                      (1,101)                 (1,171)
Proceeds from issuance of subordinated indebtedness                                        395                     975
Principal payments of subordinated indebtedness                                           (209)                   (246)
Net proceeds from commercial paper and
    short-term debt                                                                      2,887                   1,773
Payment for repurchase of preferred stock                                                                         (200)
Payments for treasury stock purchases                                                                             (118)
Dividends paid                                                                             (25)                    (32)
                                                                                       -------                 -------
            Net cash provided by financing activities                                    5,067                   2,252
                                                                                         -----                   -----

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, equipment and leasehold improvements                                 (34)                    (19)
                                                                                        -------                 -------
           Net cash used in investing activities                                           (34)                    (19)
                                                                                        -------                 -------
           Net change in cash and cash equivalents                                         (29)                    603
                                                                                        -------                  ------
Cash and cash equivalents, beginning of period                                           2,149                     874
                                                                                        ------                  ------
           Cash and cash equivalents, end of period                                     $2,120                  $1,477
                                                                                        ======                  ======


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (in millions)

         Interest  paid  totaled  $5,781 and $5,213 for the six months ended May
31, 1997 and 1996, respectively. Income taxes paid totaled $71 and $50 for the six months ended May 31, 1997 and 1996, respectively.





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

2.  Long-Term Debt:

         During the six months ended May 31, 1997, the Company issued $3,515 million of long-term debt (comprised of $3,120 million of senior notes and $395 million of subordinated debt). Of the total issuances for the first six months of 1997, $1,501 million were U.S. dollar fixed rate, $834 million were U.S. dollar floating rate, $519 million were foreign currency denominated fixed rate, and $661 million were foreign currency denominated floating rate. The issuances were primarily utilized to refinance current and prefund the remaining maturities of long-term debt in 1997 and to increase total capital (stockholders' equity plus long-term debt).

         The Company's floating rate new issuances contain contractual interest rates based primarily on London Interbank Offered Rates ("LIBOR"). All of the Company's fixed rate new issuances were effectively converted to floating rate obligations through the use of interest rate swaps.

         The Company had approximately $1,310 million of long-term debt mature during the six months ended May 31, 1997.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS


3.  Capital Requirements:

         The Company operates globally through a network of subsidiaries with several being subject to regulatory requirements. In the United States, LBI, as a registered broker-dealer, is subject to SEC Rule 15c3-1, the Net Capital Rule, which requires LBI to maintain net capital of not less than the greater of 2% of aggregate debit items arising from customer transactions, as defined, or 4% of funds required to be segregated for customers' regulated commodity accounts, as defined. At May 31, 1997, LBI's regulatory net capital, as defined, of $1,619 million exceeded the minimum requirement by $1,515 million.

         Lehman Brothers International (Europe) ("LBIE"), a United Kingdom registered broker-dealer and subsidiary of Holdings, is subject to the capital requirements of the Securities and Futures Authority ("SFA") of the United Kingdom. Financial resources, as defined, must exceed the total financial resources requirement of the SFA. At May 31, 1997, LBIE's financial resources were $303 million in excess of regulatory requirements. Lehman Brothers Japan Inc.'s Tokyo branch, a regulated broker-dealer, is subject to the capital requirements of the Japanese Ministry of Finance and, at May 31, 1997, had net capital of $130 million in excess of the specified levels required. Certain other non-U.S. subsidiaries are subject to various securities, commodities and banking regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. At May 31, 1997, these other subsidiaries were in compliance with their applicable local capital adequacy requirements. The Company's triple-A rated derivatives subsidiary, Lehman Brothers Financial Products Inc. ("LBFP"), has established certain capital and operating restrictions which are reviewed by various rating agencies. At May 31, 1997 LBFP had capital which exceeded the requirement of the most stringent rating agency by $100 million.

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


                                                                                                     Average Fair Value*
                                                                      Fair Value*                     Six Months Ended
                                                                 May 31, 1997                          May 31, 1997
                                                                 ------------                          ------------
                                                                  Assets      Liabilities          Assets       Liabilities
---------------------------------------------------------------------------------------------------------------------------
Interest rate and currency swaps and options
     (including caps, collars and floors)                         $4,056        $2,868            $4,369         $2,819
Foreign exchange forward contracts and options                     1,228         1,358             1,162          1,515
Options on other fixed income securities,
     mortgage-backed securities forward contracts
     and options                                                     216           248               218            213
Equity contracts (including equity swaps, warrants
     and options)                                                  1,622         1,634             1,706          1,405
Commodity contracts (including swaps, forwards,
     and options)                                                    355           555               381            630
                                                               --------------------------------------------------------

Total                                                             $7,477        $6,663            $7,836         $6,582
                                                               --------------------------------------------------------



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

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS

         Assets included in the previous table represent the Company's unrealized gains, net of unrealized losses for situations in which the Company has a master netting agreement. Similarly, liabilities represent net amounts owed to counterparties. Therefore, the fair value of assets related to derivative contracts at May 31, 1997 represents the Company's net receivable for derivative financial instruments before consideration of collateral. Included within the $7,477 million fair value of assets at May 31, 1997 was $7,036 million related to swaps and OTC contracts and $441 million related to exchange-traded option and warrant contracts.

         With respect to OTC contracts, the Company views its net credit exposure to be $4,038 million at May 31, 1997, representing the fair value of the Company's OTC contracts in an unrealized gain position, after consideration of collateral of $2,998 million. Presented below is an analysis of the Company's net credit exposure for OTC contracts based upon internal designations of counterparty credit quality.

Counterparty                     S&P/Moody's                   May 31, 1997
 Risk Rating                        Equivalent           Net Credit Exposure
------------               -------------------------     -------------------
       1                   AAA/Aaa                               22%
       2                   AA-/Aa3 or higher                     22%
       3                   A-/A3 or higher                       39%
       4                   BBB-/Baa3 or higher                   10%
       5                   BB-/Ba3 or higher                      5%
       6                   B+/B1 or lower                         2%
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

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS

6.  Incentive Plans:

         In the first quarter of 1997, the Company granted approximately 2.3 million options (the "1997 Options") under the 1996 Management Ownership Plan to members of the Corporate Management Committee and to certain senior officers. The 1997 Options become exercisable in four and one-half years and expire five years after grant date; exercisability is accelerated ratably in one-third increments at such time as the closing price of the Company's common stock meets, or exceeds, $39, $42, and $45 for fifteen out of twenty consecutive trading days. No compensation expense has been recognized for these stock options as they were issued with an exercise price above the market price of the common stock on the date of the grant.

7.  Severance Charge:

         The Company recorded an $84 million severance charge ($50 million aftertax) in the fourth quarter of 1996 related to certain strategic actions taken to improve ongoing profitability. The 1996 severance charge reflected the culmination of a worldwide business unit economic performance review which was undertaken in the fourth quarter of 1996 to focus the Company on its core investment banking, equity and fixed income sales and trading areas. This formalized review resulted in personnel reductions of approximately 270 people across a number of underperforming fixed income and equity businesses, including exiting the precious metals business in the U.S., Europe and Asia; exiting energy trading in the U.S. and Europe; consolidating Asian fixed income risk management activities into one center in Tokyo; refocusing foreign exchange trading activities and combining the Company's New York Private Client Services offices. Additionally, the charge reflects various other strategic personnel reductions which were aimed at delayering management. The severance charge is expected to lead to personnel cost savings beginning in fiscal 1997 of $90 million annually. The charge is also expected to result in a permanent decrease in nonpersonnel expenses of approximately $20 million annually. The Company intends to reinvest substantially all these savings into certain businesses to expedite the Company's strategic initiatives; these actions are expected to result in improved operating revenues.

         Cash outlays relating to the charge were approximately $19 million in the fourth quarter of 1996 and approximately $53 million during the first six months of 1997. The remaining residual payments will be paid by the end of the third quarter of 1997 as deferred payment arrangements are completed.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS




Business Environment

         Market conditions in the first half of 1997 reflected record corporate advisory activities, strong underwriting volumes in worldwide fixed income products, and generally active trading activities in worldwide debt and equity markets. These favorable conditions were mitigated in part by significantly reduced equity underwriting volumes and increased volatility in the foreign exchange markets, particularly in Europe and Asia.

         Global fixed income markets were robust throughout most of the first quarter of 1997, with heavy trading volumes in both the U.S. and Europe.
Trading activity in the U.S. continued to reflect investor optimism that the environment of sustained growth and low inflation levels would continue. Additionally, U.S. trading activity was bolstered by active purchases of U.S. securities by foreign investors due to the favorable U.S. macroeconomic environment and the strong dollar. In late March 1997, a strong pattern of growth in the U.S. economy prompted the Federal Reserve to raise the Federal Funds rate by 25 basis points to 5 1/2%. This rate hike precipitated a general decline in trading volumes and origination activities in the U.S. fixed income market.

         Rising interest rates and fears of additional rate hikes by the Federal Reserve continued to depress U.S. trading and origination activities through March and into April. However, by mid-April, economic data reinforced the view that U.S. interest rates would remain stable as GDP growth decelerated and inflation indicators remained low. This led to a recovery of the U.S. fixed income markets in late April as interest rates began to decline and trading volumes regained strength. This recovery further accelerated in May and into June, with interest rates on the 30-year U.S. Treasury declining to 6.65% on June 20, 1997 from a peak of 7.17% on April 11th.

         Trading activities in worldwide equity markets continued to show strength in 1997. U.S. trading volumes improved over prior year record levels, as investor demand remained strong and the equity markets benefited from increasing capital flows. The U.S. equity markets, while experiencing a correction in the second quarter, continued to show strength surpassing prior year valuation levels. The trough in the S&P 500 was also on April 11 when the index reached 738; the U.S. stock market is up more than 20% since then. European equity markets saw improved trading volumes and valuations in 1997, despite a valuation adjustment in March, as the stronger U.S. dollar and
declining   European  rate   environment   contributed  to  a  favorable  equity
environment.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


         Worldwide underwriting volumes in fixed income products remained strong in the first half of 1997. U.S. underwriting volumes, while experiencing a slowdown in March and April, strengthened over the prior year. The improvement was fueled in part by straight debt financings timed in anticipation of higher interest rates, as well as favorable pricing in the spread sectors. Equity and related underwriting volumes declined considerably from the strong 1996 levels, as rising interest rates and the U.S. equity market correction had a negative effect on the timing of equity offerings. New issuance activity was also negatively impacted by the volatility experienced in the international markets, as the weakening of the Yen and certain Asian markets caused equity-market selloffs and corresponding reductions in new issuance activities. Elections and EMU uncertainty also contributed to reduced European issuance activity.

         Corporate finance advisory activities outpaced the record 1996 levels, reflecting increased consolidation and globalization across industry sectors and the overall strength in the global capital markets. The pace of strategic merger and acquisition activity is expected to remain strong throughout 1997.

         While fiscal 1996 and 1997 have been characterized by favorable financial markets, nevertheless, the financial services industry is cyclical. As a result, the Company's businesses are evaluated across the market cycles for operating profitability and their contribution to the Company's long-term strategic product base, its global presence, and its risk management practices.










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

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Results of Operations
For the Three Months Ended May 31, 1997 and 1996

         The Company reported net income of $121 million for the second quarter ended May 31, 1997, representing an increase of 12% from net income of $108 million for the second quarter ended May 31, 1996. Earnings per common share increased to $0.95 for the second quarter of 1997 from $0.89 for the second quarter of 1996.

         Net revenues increased to $854 million for the second quarter of 1997 from $833 million for the second quarter of 1996. The increase in net revenues from the second quarter of 1996 resulted from particular strength in a number of strategic, higher margin businesses that the Company is focusing on, including the global merger and acquisition advisory, merchant banking, equity derivatives, and mortgage businesses.

         Compensation and benefits expense as a percentage of net revenues was 50.7% for both the second quarter of 1997 and 1996, reflecting the ninth successive quarter of consistent compensation levels relative to net revenues. Nonpersonnel expenses increased to $249 million in the second quarter of 1997 from $242 million in the second quarter of 1996; however, nonpersonnel expenses as a percentage of net revenues were 29.1% for the second quarter of 1997, relatively unchanged from 29.0% for the second quarter of 1996.

         The Company, through its subsidiaries, is a market-maker of equity and fixed income products in major domestic and international markets. As part of its market-making activities, the Company maintains inventory positions of varying amounts across a broad range of financial instruments that are marked-to-market on a daily basis and along with the Company's proprietary trading positions, give rise to principal transactions revenues. The Company utilizes various hedging strategies to minimize its exposure to significant movements in interest and foreign exchange rates and the equity markets.

         Net revenues from the Company's market-making and trading activities in fixed income and equity products are recognized as either principal transactions or net interest revenues depending upon the method of financing and/or hedging related to specific inventory positions. The Company evaluates its trading strategies on an overall profitability basis which includes both principal transactions revenues and net interest. Therefore, changes in net interest should not be viewed in isolation but should be viewed in conjunction with revenues from principal transactions. Principal transactions and net interest revenues decreased to $473 million for the second quarter of 1997 from $504 million for the second quarter of 1996. The decrease in combined revenues from principal transactions and net interest in the second quarter of 1997 was due to reduced revenues from customer flow activities in certain fixed income and equity products and higher interest expenses resulting from the Company's increased level of long-term debt. The decrease was partially offset by increases in equity financing and derivative transactions.

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


Three Months Ended May 31, 1997

                                      Principal
                                  Transactions and                         Investment
                                    Net Interest         Commissions         Banking         Other         Total
---------------------------------------------------------------------------------------------------------------------------
Fixed Income                               $358               $11              $71           $  5           $445
Equity                                      122                76               41              2            241
Corporate Finance Advisory                   (3)                                83                            80
Merchant Banking                             (4)                                80                            76
Other                                                           4               (1)             9             12
---------------------------------------------------------------------------------------------------------------------------
                                           $473               $91             $274            $16           $854
---------------------------------------------------------------------------------------------------------------------------


Three Months Ended May 31, 1996

                                      Principal
                                  Transactions and                         Investment
                                    Net Interest         Commissions         Banking         Other         Total
---------------------------------------------------------------------------------------------------------------------------
Fixed Income                               $411               $15              $74              2           $502
Equity                                       96                74               71              3            244
Corporate Finance Advisory                                                      57                            57
Merchant Banking                             (5)                                20                            15
Other                                         2                 5                1              7             15
---------------------------------------------------------------------------------------------------------------------------
                                           $504               $94             $223            $12           $833
---------------------------------------------------------------------------------------------------------------------------


         Fixed Income. The Company's fixed income net revenues reflect customer flow activities (both institutional and high-net-worth retail), secondary trading, debt underwriting, syndicate and financing activities related to fixed income products. Fixed income products include dollar- and non-dollar government securities, mortgage- and asset-backed securities, money market products, dollar- and non-dollar corporate debt securities, emerging market securities, municipal securities, financing (global access to debt financing sources including repurchase and reverse repurchase agreements), foreign exchange and fixed income derivative products. Fixed income net revenues decreased 11% to $445 million for the second quarter of 1997 from $502 million for the second quarter of 1996. The reduction in the second quarter results versus the prior year quarter reflected reduced customer flow activities from a number of fixed income products including foreign exchange, high yield, and firm financing partially offset by improved results in mortgages and governments. Investment banking revenues, as a component of fixed income revenues, were relatively unchanged, decreasing to $71 million for the second quarter of 1997 from $74 million for the second quarter of 1996.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


         Equity.  Equity net revenues  reflect  customer flow  activities  (both institutional and high-net-worth retail), secondary trading, equity underwriting, equity finance, equity derivatives and equity arbitrage activities. The Company's equity net revenues decreased to $241 million for the second quarter of 1997 from $244 million for the second quarter of 1996 as customer trading and underwriting activities were negatively impacted by the market correction. Increased revenues from derivatives and equity financing activities were offset by a decline in NASDAQ, U.S. listed and international equity trading revenues for the second quarter of 1997. Investment banking revenues, as a component of equity revenues, decreased to $41 million for the second quarter of 1997 from $71 million for the second quarter of 1996 as the higher interest rate environment prompted a correction in the U.S. equity markets, resulting in lower levels of underwriting volume.

         Corporate Finance Advisory. Corporate finance advisory net revenues, classified in the Consolidated Statement of Operations as a component of investment banking revenues, result primarily from fees earned by the Company in its role as strategic advisor to its clients. This role consists of advising clients on mergers and acquisitions, divestitures, leveraged buyouts, financial restructurings, and a variety of cross-border transactions. Net revenues from corporate finance advisory activities increased to $80 million for the second quarter of 1997, reflecting a 40% increase from the $57 million recognized in the second quarter of 1996. This increase exemplified continued strength in the overall merger and acquisition market environment.

         Merchant Banking. The Company is the general partner for six merchant banking partnerships. Current merchant banking investments held by the partnerships include both publicly traded and privately held companies diversified on a geographic and industry basis. Merchant banking net revenues primarily represent the Company's proportionate share of net realized and net unrealized gains and losses from the sale and revaluation of investments held by the partnerships. Such amounts are classified in the Consolidated Statement of Operations as a component of investment banking revenues. Merchant banking net revenues also reflect the net interest expense relating to the financing of the Company's investment in the partnerships. Merchant banking net revenues were $76 million for the second quarter of 1997 and $15 million in the second quarter of 1996. This increase was principally due to a realized gain on the sale of a significant portion of a publicly traded investment held by the partnerships. The Company expects to complete the divestiture of both this investment and an additional investment in the third quarter of 1997.

               LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


         Non-Interest Expenses. Non-interest expenses were $682 million for the second quarter of 1997 and $664 million for the second quarter of 1996. Compensation and benefits expense as a percentage of net revenues remained unchanged from the prior year quarter at 50.7%. Nonpersonnel expenses increased from $242 million in the second quarter of 1996 to $249 million in the second quarter of 1997; however, nonpersonnel expenses as a percentage of net revenues of 29.1% for 1997 remained relatively unchanged from 29.0% for 1996.

         Income Taxes. The Company's income tax provision was $51 million for the second quarter of 1997 compared to $61 million for the second quarter of 1996. The effective tax rate was 30% for the second quarter of 1997 and 36% for the second quarter of 1996. The decrease in the effective tax rate reflects an increase in tax benefits attributable to income subject to preferential tax treatment, an increase in the Company's net deferred tax assets resulting from a change in state and local tax laws, partially offset by a decrease in tax benefits from foreign operations.

               LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Results of Operations
For the Six Months Ended May 31, 1997 and 1996

         The Company reported net income of $265 million for the six months ended May 31, 1997, representing an increase of 25% from net income of $212 million for the six months ended May 31, 1996. Earnings per common share increased to $2.11 for the six months of 1997 from $1.68 for the six months of 1996.

         Net revenues increased to $1,779 million for the six months of 1997 from $1,654 million for the six months of 1996. The increase in net revenues from the first half of 1996 resulted from particular strength in a number of strategic, higher margin businesses that the Company is focusing on including the global merger and acquisition advisory, merchant banking and mortgage businesses.

         Compensation and benefits expense as a percentage of net revenues was 50.7% for both the first half of 1997 and 1996. Nonpersonnel expenses declined as a percentage of net revenues to 27.3% for the six months of 1997 from 29.5% for the comparable period in 1996. The reduction in nonpersonnel expenses from $488 million in the six months of 1996 to $486 million in the six months of 1997 along with the increase in net revenues led to an improvement in the Company's pretax operating margin to 22.0% in the first half of 1997 from 19.7% in the first half of 1996.

         Principal transactions and net interest revenues increased to $1,023 million for the six months of 1997 from $1,008 million for the six months of 1996. The increase in the combined revenues from principal transactions and net interest in the six months of 1997 was the result of reduced revenues from customer flow activities in certain fixed income and equity products and higher interest expenses resulting from the Company's increased level of long-term debt. This decrease was partially offset by improved results in equity financing activities and international equities trading.

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

Six Months Ended May 31, 1997

                                      Principal
                                  Transactions and                         Investment
                                     Net Interest        Commissions         Banking         Other         Total
---------------------------------------------------------------------------------------------------------------------------
Fixed Income                             $  826             $  21             $172           $  8         $1,027
Equity                                      205               160              106              3            474
Corporate Finance Advisory                   (3)                               149                           146
Merchant Banking                             (8)                                84                            76
Other                                         3                 7                3             43             56
---------------------------------------------------------------------------------------------------------------------------
                                         $1,023              $188             $514            $54         $1,779
---------------------------------------------------------------------------------------------------------------------------


Six Months Ended May 31, 1996

                                      Principal
                                  Transactions and                         Investment
                                      Net Interest       Commissions         Banking         Other         Total
---------------------------------------------------------------------------------------------------------------------------
Fixed Income                             $  850             $  33             $147           $  4         $1,034
Equity                                      159               146              124              3            432
Corporate Finance Advisory                                                     107                           107
Merchant Banking                             (8)                                54                            46
Other                                         7                11                1             16             35
---------------------------------------------------------------------------------------------------------------------------
                                         $1,008              $190             $433            $23         $1,654
---------------------------------------------------------------------------------------------------------------------------

         Fixed Income. Fixed income net revenues decreased to $1,027 million for the six months of 1997 from $1,034 million for the six months of 1996. The improved revenues in a number of fixed income products including derivatives and mortgages were offset by reduced customer flow activities in firm financing and foreign exchange. Investment banking revenues, as a component of fixed income revenues, increased to $172 million for the six months of 1997 from $147 million for the six months of 1996 due to increased underwriting volumes and a mix change to higher margin debt products.

         Equity. The Company's equity net revenues increased to $474 million for the six months of 1997 from $432 million for the six months of 1996. Increased revenues from equity financing and international equities (primarily Europe) were partially offset by a decline in U.S. listed equity trading revenues for the first half of 1997. Investment banking revenues, as a component of equity revenues, decreased to $106 million for the six months of 1997 from $124 million for the six months of 1996 as the higher interest rate environment prompted a correction in the U.S. equity markets, resulting in lower levels of underwriting volume.

               LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



         Corporate Finance Advisory. Net revenues from corporate finance advisory activities increased to $146 million for the six months of 1997 reflecting a 36% increase from the $107 million recognized in the six months of 1996. This increase reflected continued strength in the overall merger and acquisition market environment.

         Merchant Banking. Merchant banking net revenues were $76 million for the six months of 1997 and $46 million in the six months of 1996. This increase was principally due to a realized gain on the sale of a significant portion of a publicly traded investment held by the partnerships. The Company expects to complete the divestiture of this and an additional investment in the third quarter of 1997.

         Other. Other net revenues for the six months of 1997 include approximately $25 million relating to the realization of certain non-core assets.

         Non-Interest Expenses. Non-interest expenses were $1,388 million for the six months of 1997 and $1,327 million for the six months of 1996. Compensation and benefits expense as a percentage of net revenues remained unchanged from the comparable prior year period at 50.7%. Nonpersonnel expenses declined as a percentage of net revenues to 27.3% for the six months of 1997 from 29.5% for the comparable period in 1996. The reduction in nonpersonnel expenses from $488 million in the six months of 1996 to $486 million in the six months of 1997 along with the increase in net revenues led to an improvement in the Company's pretax operating margin to 22.0% in the first half of 1997 from 19.7% in the first half of 1996.

         Income Taxes. The Company's income tax provision was $126 million for the first half of 1997 compared to $115 million for the first half of 1996. The effective tax rate was 32% for 1997 and 35% for 1996. The decrease in the effective tax rate reflects an increase in tax benefits attributable to income subject to preferential tax treatment, an increase in the Company's net deferred tax assets resulting from a change in state and local tax laws, partially offset by a decrease in tax benefits from foreign operations.

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

         The Company's total assets increased to $145.1 billion at May 31, 1997 from $128.6 billion at November 30, 1996. The increase in total assets is primarily attributable to an increase in customer flow financing activities as well as an increased level of securities and other financial instruments owned, primarily corporate debt and equity.

         The Company's balance sheet is highly liquid and consists primarily of cash and cash equivalents, securities and other financial instruments owned, which are marked-to-market daily, and collateralized short-term financing agreements. As the Company's primary activities are based on customer flow transactions, the Company experiences a rapid asset turnover rate. The highly liquid nature of these assets provides the Company with flexibility in financing and managing its business. The overall size of the Company's total assets and liabilities fluctuates from time to time and at specific points in time (such as calendar quarter ends and various month ends) may be higher than at fiscal quarter ends.

Funding and Capital Policies

         The Company's Finance Committee, which includes senior officers from key areas of the Company, is responsible for establishing and managing the funding and liquidity policies of the Company. The Finance Committee's funding and liquidity policies include recommendations for capital and balance sheet size as well as the allocation of capital and balance sheet to product areas. In addition, the treasury staff members of the Finance Committee work with the Regional Asset and Liability Committees to ensure coordination of global funding efforts. The Regional Asset and Liability Committees are aligned with the Company's geographic funding centers and are responsible for implementing funding strategies consistent with the direction set by the Finance Committee and for monitoring and managing liquidity for the region.

         The primary goal of the Company's funding policies is to provide sufficient liquidity and availability of funding sources across a wide range of market environments. There are five key elements of its funding strategy that the Company attempts to achieve:

o To maintain an appropriate Total Capital structure to support the business activities in which the Company is engaged.

o To minimize liquidity and refinancing risk by funding the Company's assets on a global basis with unsecured liabilities which have maturities similar to the anticipated liquidation period of the assets.

               LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

o To maintain sufficient liquidity during a period of financial stress through a combination of collateralized short-term financings, Total Capital and a contingency funding plan. Financial stress is defined as any event which severely constrains the Company's access to unsecured funding sources.

o To obtain diversified funding through a global investor base which maximizes liquidity and reduces concentration risk.

o    To maintain funding availability in excess of actual utilization.

Short-Term Funding

         The Company strives to maximize the portion of the Company's balance sheet that is funded through collateralized borrowing sources, which in turn minimizes the reliance placed upon unsecured short-term debt.

         Collateralized borrowing sources include securities and other financial instruments sold but not yet purchased, as well as collateralized short-term financings, defined as securities sold under agreements to repurchase ("repos") and securities loaned. Because of their secured nature, OECD government repos and other types of collateralized borrowing sources are less credit-sensitive and have historically been a more stable financing source under adverse market conditions. Also, collateralized borrowing sources generally provide the Company with access to lower cost funding.

         The amount of the Company's collateralized borrowing activities will vary reflecting changes in the mix and overall levels of securities and other financial instruments owned and global market conditions. However, at all times, the vast majority of the Company's assets are funded with collateralized borrowing sources. At May 31, 1997 and November 30, 1996, $98 billion and $89 billion, respectively, of the Company's total balance sheet was financed using collateralized borrowing sources.

         As of May 31, 1997 and November 30, 1996, commercial paper and short-term debt outstanding was $11.1 billion and $8.2 billion, respectively. Of these amounts, commercial paper outstanding as of May 31, 1997 was $5.6 billion with an average maturity of 72 days, compared to $3.1 billion with an average maturity of 64 days as of November 30, 1996.

         At May 31, 1997, Holdings maintained a Revolving Credit Agreement with a syndicate of banks. Under the terms of the credit agreement, the banks have committed to provide up to $2 billion for up to 364 days. Any loans outstanding on the commitment termination date may mature on the first anniversary of the commitment termination date at the option of Holdings. The credit agreement contains covenants which require, among other things, that the Company maintain specified levels of liquidity and tangible net worth, as defined.

               LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

         In addition, the Company maintained a $1 billion Secured Revolving Credit Facility (the "Facility") for Lehman Brothers International (Europe) ("LBIE"), the Company's major operating entity in Europe. Under the terms of the committed Facility, the bank group has committed to provide up to $1 billion for up to 364 days on a secured basis. The loans provided by the bank group are available in several currencies, including U.S. dollar, British pound sterling, Deutsche mark, ECU, French franc, and Italian lira. The credit agreement contains covenants which require, among other things, that LBIE maintain specified levels of tangible net worth, and regulatory capital, and that the Company maintain specified levels of consolidated stockholders' equity and tangible net worth, as defined.

         There were no borrowings outstanding under the Facility or the Revolving Credit Agreement as of May 31, 1997. The Company uses the Facility for general corporate purposes from time to time. The Company maintained compliance with the applicable covenants for both the Revolving Credit Agreement and the Facility at all times.

Total Capital

         In accordance with the Company's liquidity plan, the Company increased its Total Capital base in 1997 to $22.1 billion at May 31, 1997 from $19.8 billion at November 30, 1996. Total Capital increased primarily due to an increase in long-term debt and the retention of earnings.

                                      May 31                   November 30
(in millions)                          1997                       1996
--------------------------------------------------------------------------------
Long-Term Debt
     Senior Notes                     $14,409                    $12,571
     Subordinated Indebtedness          3,536                      3,351
                                      -------                    -------
                                       17,945                     15,922
Stockholder's Equity
     Preferred Equity                     508                        508
     Common Equity                      3,630                      3,366
                                      -------                    -------
                                        4,138                      3,874
--------------------------------------------------------------------------------
Total Capital                         $22,083                    $19,796
--------------------------------------------------------------------------------

         During the second quarter of 1997, the Company issued $3,515 billion in long-term debt, which was $2,205 billion in excess of its maturing debt. Long-term debt increased to $17.9 billion at May 31, 1997 from $15.9 billion at November 30, 1996 with a weighted average maturity of 4.1 years at both May 31, 1997 and November 30, 1996.

         The   increase  in  Total   Capital   also   reflects  an  increase  in
stockholders' equity to $4.1 billion at May 31, 1997 from $3.9 billion at November 30, 1996. The net increase in stockholders' equity was primarily due to the retention of earnings partially offset by the payment of dividends.

         At May 31, 1997, the Company had approximately $4.6 billion available for the issuance of debt securities under various shelf registrations and debt programs.

               LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Capital Resources and Capital Adequacy

         Balance sheet leverage ratios are one methodology utilized to evaluate the capital adequacy of a company relative to financial risk inherent in the balance sheet. The Company's leverage ratios computed as the ratio of quarter-end assets to quarter-end stockholders' equity were 35.1x and 33.2x at May 31, 1997 and November 30, 1996, respectively. However, the Company's adjusted leverage ratios, a better measure of market risk, defined as total assets less the lower of securities purchased under agreements to resell or securities sold under agreements to repurchase divided by stockholders' equity were 25.4x and 24.8x at May 31, 1997 and November 30, 1996, respectively. As mentioned earlier, the increase in gross leverage is primarily attributable to an increase in customer flow financing activities as well as an increased level of securities and other financial instruments owned, primarily corporate debt and equity. The increase in net leverage is principally attributable to the increased level of securities and other financial instruments owned, primarily corporate debt and equity.

Credit Ratings

         The Company, like other companies in the securities industry, relies on external sources to finance a significant portion of its day-to-day operations. The Company's access and cost of funding is generally dependent upon its short-and long-term debt ratings. As of May 31, 1997, the current short- and long-term senior debt ratings of Holdings and Lehman Brothers Inc. ("LBI") were as follows:

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

High Yield Securities

         The Company underwrites, trades, invests and makes markets in high yield corporate debt securities. The Company also syndicates, trades and invests in loans to below investment grade rated companies. For purposes of this discussion, high yield debt securities are defined as securities or loans to companies rated BB+ or lower, or equivalent ratings by recognized credit rating agencies, as well as non-rated securities or loans which, in the opinion of management, are non-investment grade. Non-investment grade securities generally involve greater risks than investment grade securities due to the issuer's creditworthiness and the liquidity of the market for such securities. In addition, these issuers have higher levels of indebtedness, resulting in an increased sensitivity to adverse economic conditions. The Company recognizes these risks and aims to reduce market and credit risk through the diversification of its products and counterparties. High yield debt securities are carried at market value and unrealized gains or losses for these securities are reflected in the Company's Consolidated Statement of Operations. The Company's portfolio of such securities at May 31, 1997 and November 30, 1996 included long positions with an aggregate market value of approximately $2.1 billion and $1.7 billion, respectively, and short positions with an aggregate market value of approximately $140 million and $127 million, respectively. The portfolio may from time to time contain concentrated holdings of selected issues. The Company's largest high yield position was $205 million and $80 million at May 31, 1997 and November 30, 1996, respectively.

               LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Merchant Banking Activities

         The Company's merchant banking activities include investments in six partnerships, for which the Company acts as general partner, as well as direct investments. At May 31, 1997, the investment in merchant banking partnerships was $483 million. The Company's policy is to carry its investments, including its partnership interests, at fair value based upon the Company's assessment of the underlying investments.

         The Company has a commitment to invest up to $153 million in one of its merchant banking employee investment vehicles. The Company has no remaining commitments to the other five merchant banking partnerships or other direct investments. During 1996, the Company began the process of establishing a new institutional fund for which it will act as general partner. This prospective fund is expected to total $1.5 billion, a portion of which may be contributed by the Company either directly or through an employee investment vehicle.

Non-Core Activities and Investments

         In March 1990, the Company discontinued the origination of partnerships (the assets of which are primarily real estate) and investments in real estate. Currently, the Company acts as a general partner for approximately $3.5 billion of partnership investment capital and manages the remaining real estate investment portfolio. At May 31, 1997, the Company had $20 million of investments in these real estate activities, as well as $50 million of commitments and contingent liabilities under guarantees and credit enhancements, both net of applicable reserves. The Company believes any exposure under these commitments and contingent liabilities has been adequately reserved. In certain circumstances, the Company has elected to provide financial and other support and assistance to such investments to maintain investment values. There is no contractual requirement that the Company continue to provide this support.

         The Company also has equity, partnership and debt investments made in previous years that are unrelated to its ongoing businesses. The Company has other investments that are also awaiting their disposition or the occurrence of certain events which will ultimately lead to their liquidation. The Company carries these equity, partnership and debt investments at their fair value, which approximates $80 million at May 31, 1997.

               LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

         Management's intention with regard to non-core assets is the prudent liquidation of these investments as and when possible. This is evidenced by the realization of certain non-core assets during the first quarter of 1997 which resulted in the recognition of $25 million of revenue.

Recent Developments

         In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, Earnings Per Share, which is effective for annual and interim financial statements issued for periods ending after December 15, 1997. SFAS No. 128 was issued to simplify the standards for calculating earnings per share ("EPS") previously found in APB No. 15, Earnings Per Share. SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS. The new rules also require dual presentation of basic and diluted EPS on the face of the statement of operations for companies with a complex capital structure. For the Company, basic EPS will exclude the dilutive effects of stock options and certain non-vested RSUs. Diluted EPS for the Company will reflect all potential dilutive securities (similar to fully diluted EPS under APB No. 15). Under the provisions of FAS 128, basic EPS would have been $0.09 and $0.07 higher than the amounts reported in the second quarter of 1997 and 1996, respectively. Additionally, basic EPS would have been $0.18 and $0.14 higher than the amounts reported for the six months of 1997 and 1996, respectively. Diluted EPS would have been the same as the fully diluted amounts.

Year 2000

         The Company has developed a detailed plan to modify its computer systems in anticipation of the year 2000. Many of the existing systems process transactions based on storing two digits for the year of a transaction, rather than full four digits. If these systems are not identified and reconfigured, year 2000 transactions would be processed with year "00" which would lead to processing inaccuracies and potential inoperability. Any costs incurred relating to this project will be expensed as technology maintenance costs in accordance with generally accepted accounting principles.

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


Actions Relating to First Capital Holdings Inc. (Reported in Holdings' Annual
  Report on Form 10-K)

         FCH Shareholder and Agent Actions. On April 21, 1997, the California District Court entered an order approving the settlement and dismissing the Action.

Sonnenfeld v. The City and County of Denver, Colorado, et al  (Reported in
  Holdings' Annual Report on Form 10-K)

         On May 30, 1997, the parties entered into a Memorandum of Understanding to settle and dismiss the action and are in the process of entering into a definitive settlement agreement which will be submitted to the Court for approval.

AIA Holding SA et al. v. Lehman Brothers Inc. and Bear Stearns & Co. Inc.

          On July 9, 1997, LBI was served with a complaint in the U.S. District Court for the Southern District of New York in which 277 named plaintiffs assert 24 causes of action against LBI and Bear Stearns & Co., Inc. The amount of damages claimed is unspecified. The claims arise from the activities of an individual named Ahmad Daouk, who was employed as an introducing broker who introduced accounts to Shearson Lehman Hutton between 1988 and 1992. Daouk allegedly perpetrated a fraud upon the claimants, who are mostly investors of middle eastern origin, and the compliant alleges that Shearson breached various contractual and common law duties owed to the investors.

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

(a)      Exhibits:

         11       Computation of Per Share Earnings

         12.A     Computation in Support of Ratio of Earnings to Fixed Charges

         12.B Computation in Support of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends

         27       Financial Data Schedule


(b)      Reports on Form 8-K:

         1.       Form 8-K dated June 26, 1997, Items 5 and 7.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              LEHMAN BROTHERS HOLDINGS INC.
                                                    (Registrant)





Date:    July 15, 1997           By                /s/ Richard S. Fuld Jr.
                                          --------------------------------
                                                   Richard S. Fuld, Jr.
                                                   Chairman of the Board and
                                                   Chief Executive Officer
                                                   (Principal Executive Officer)




Date:    July 15, 1997           By                /s/ Charles B. Hintz
                                          -----------------------------
                                                Charles B. Hintz
                                                Chief Financial Officer
                                                (Principal Financial Officer)

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

Exhibit 12.B Computation in Support of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends

Exhibit 27            Financial Data Schedule

                                                              Exhibit 11

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                        COMPUTATION of PER SHARE EARNINGS
                                   (Unaudited)
                        (In millions, except share data)


                                                               Three months    Three months     Six months        Six months
                                                                   ended           ended           ended             ended

                                                                  May 31          May 31          May 31            May 31
                                                                   1997            1996            1997              1996

Primary:
Weighted average shares outstanding:
   Common stock                                                101,363,320      101,692,508      101,024,030       102,883,293
   Common stock issuable                                        17,380,026       11,594,020       16,848,491        11,693,861
   Common stock equivalents                                      1,677,387        1,502,160        1,571,726         1,276,455
                                                             --------------   -------------    --------------   --------------

   Total common stock and common stock equivalents             120,420,733      114,788,688      119,444,247       115,853,609
                                                               ===========      ===========      ===========      ===========

Net income                                                         $ 120.7          $ 108.0          $ 265.1          $ 212.1
Preferred dividends (1)                                               (6.3)            (6.4)           (12.7)           (17.6)
                                                                   -------          -------          -------         --------
Net income applicable to common stock                              $ 114.4          $ 101.6          $ 252.4          $ 194.5
                                                                   =======          =======          =======          =======

Earnings Per Common Share                                         $   0.95         $   0.89         $   2.11         $   1.68
                                                                  ========         ========         ========         ========

Fully diluted:
Weighted average shares outstanding:
   Common stock                                                101,363,320       101,692,508     101,024,030       102,883,293
   Common stock issuable                                        17,778,309        11,594,020      17,047,633        11,693,861
   Common stock equivalents                                      2,274,780         1,502,160       1,941,027         1,423,471
                                                             -------------     -------------   -------------     -------------
   Total common stock and common stock equivalents             121,416,409       114,788,688     120,012,689       116,000,625
                                                               ===========       ===========     ===========      ===========

Net income                                                         $ 120.7           $ 108.0         $ 265.1          $ 212.1
Preferred dividends (1)                                               (6.3)             (6.4)          (12.7)           (17.6)
                                                                   -------           -------         -------         --------
Net income applicable to common stock                              $ 114.4           $ 101.6         $ 252.4          $ 194.5
                                                                   =======           =======         =======          =======

Earnings Per Common Share                                          $  0.94           $  0.89        $   2.10          $  1.68
                                                                   =======           =======        ========          =======


(1) Amount for the six months ended May 31, 1996 includes $2 million premium paid over par value to repurchase the $200 million 8.44% cumulative preferred stock owned by the American Express Company.

                                                                   Exhibit 12.A

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
          COMPUTATION in SUPPORT of RATIO of EARNINGS to FIXED CHARGES
                              (Dollars in millions)
                                   (Unaudited)



                                               For the             For the        For the           For the         For the
                                                year            eleven months      year              year         six months
                                                ended               ended          ended            ended            ended
                                            December 31          November 30     November 30      November 30       May 31
                                        --------------------     -----------     -----------      -----------       ------
                                        1992            1993        1994            1995             1996            1997
                                        ----            ----        ----            ----             ----            ----
Fixed Charges:
Interest expense:
    Subordinated indebtedness          $   150       $   144       $  158        $     206        $     220       $    127
    Bank loans and other
      borrowings*                        5,035         5,224        6,294           10,199           10,596          5,899
    Interest component of rentals
      of office and equipment               74            76           42               44               34             16
  Other adjustments**                        2             7            4               28               16              7
                                       ----------    ---------   ---------      ----------       ----------     ----------
    TOTAL (A)                           $5,261        $5,451       $6,498          $10,477          $10,866        $ 6,049
                                        =======       ======      ========         =======          =======        =======

Earnings:
  Pretax income (loss) from
    continuing operations                $  (247)     $     27     $   193       $     369         $     637      $    391
  Fixed charges                            5,261         5,451       6,498          10,477            10,866         6,049
  Other adjustments***                     _____            (6)                        (28)              (14)           (6)
                                                       -------     -------        ---------         ---------    ----------
                                                                        (4)
    TOTAL (B)                             $5,014        $5,472      $6,687         $10,818           $11,489       $ 6,434
                                          ======        ======      ======         =======           =======       =======
(B / A)                                    ****           1.00        1.03            1.03              1.06          1.06

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



                                              For the                For the         For the          For the        For the
                                               year              eleven months        year             year         six months
                                               ended                 ended           ended           ended            ended
                                           December 31            November 30     November 30      November 30       May 31
                                        ------------------        -----------     -----------      -----------       ------
                                        1992          1993           1994            1995             1996            1997
                                        ----          ----           ----            ----             ----            ----
Combined Fixed Charges
 and Preferred Dividends:
   Interest expense:
    Subordinated indebtedness           $  150       $   144         $   158      $    206          $    220        $   127
    Bank loans and other
      borrowings*                        5,035         5,224           6,294        10,199            10,596          5,899
    Interest component of rentals
      of office and equipment               74            76              42            44                34             16
  Other adjustments**                        2             7              4             28                16              7
                                     ----------     ---------      ---------     ---------         ---------      ---------
  Total fixed charges                    5,261         5,451           6,498        10,477            10,866          6,049
  Preferred dividends (tax
    equivalent basis)                       48            48              58            64                58             19
                                      --------       --------       --------     ---------         ---------      ---------
     TOTAL (A)                          $5,309        $5,499          $6,556       $10,541           $10,924        $ 6,068
                                        ======        ======          ======       =======           =======        =======

Earnings:
  Pretax income (loss) from
    continuing operations               $ (247)     $     27         $   193     $     369         $     637       $    391
  Fixed charges                          5,261         5,451           6,498        10,477            10,866          6,049
  Other adjustments***                   _____            (6)                          (28)              (14)            (6)
                                                     --------        -------       --------          --------       --------
                                                                          (4)
    TOTAL (B)                           $5,014        $5,472          $6,687       $10,818           $11,489        $ 6,434
                                        ======        ======          ======       =======           =======        =======
(B / A)                                   ****        ****              1.02          1.03              1.05           1.06


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