Form 10-Q
period 1997-08-31
LEHMAN BROTHERS HOLDINGS INC
filed 1997-10-15
CIK 806085

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


               [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 1997

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

As of September 30, 1997, 118,059,968 shares of the Registrant's Common Stock, par value $.10 per share, were outstanding.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES

                                    FORM 10-Q

                      FOR THE QUARTER ENDED AUGUST 31, 1997

                                      INDEX

Part I.    FINANCIAL INFORMATION                                    Page Number

  Item 1.      Financial Statements - (unaudited)

                  Consolidated Statement of Operations -
                    Three and Nine Months Ended
                    August 31, 1997 and 1996 ...............................  3


                  Consolidated Statement of Financial Condition -
                    August 31, 1997 and November 30, 1996 ..................  5

                  Consolidated Statement of Cash Flows -
                    Nine Months Ended
                    August 31, 1997 and 1996................................  7


                  Notes to Consolidated Financial Statements................  9

  Item 2.         Management's Discussion and Analysis of
                    Financial Condition and Results of Operations........... 18

Part II.   OTHER INFORMATION

  Item 1.      Legal Proceedings     ....................................... 33

  Item 6.      Exhibits and Reports on Form 8-K          ................... 34

Signatures.................................................................. 35

EXHIBIT INDEX         ...................................................... 36

Exhibits

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                      CONSOLIDATED STATEMENT of OPERATIONS
                                   (Unaudited)
                      (In millions, except per share data)

                                                           Three months ended
                                                 August 31            August 31
                                                   1997                 1996
                                               --------------     ----------
Revenues
    Principal transactions                          $  389              $  303
    Investment banking                                 396                 237
    Commissions                                        111                  77
    Interest and dividends                           3,554               2,964
    Other                                               19                   4
                                                   -------            --------
         Total revenues                              4,469               3,585
    Interest expense                                 3,398               2,863
                                                     -----               -----
         Net revenues                                1,071                 722
                                                     -----              ------
Non-interest expenses
    Compensation and benefits                          543                 366
    Brokerage, commissions and clearance fees           54                  62
    Professional services                               43                  38
    Communications                                      35                  35
    Occupancy and equipment                             35                  37
    Business development                                25                  23
    Depreciation and amortization                       22                  22
    Other                                               33                  23
                                                   -------             -------
          Total non-interest expenses                  790                 606
                                                    ------              ------
Income before taxes                                    281                 116
    Provision for income taxes                          84                  39
                                                   -------             -------
Net income                                           $ 197              $   77
                                                     =====              ======
Net income applicable to common stock                $ 160              $   71
                                                     =====              ======

Average common and common equivalent shares
      outstanding                                    122.4               117.2
                                                     =====              ======
Earnings per common share                            $1.30               $0.60
                                                     =====              ======



                 See notes to consolidated financial statements.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                      CONSOLIDATED STATEMENT of OPERATIONS
                                   (Unaudited)
                      (In millions, except per share data)

                                                           Nine months ended
                                                   August 31         August 31
                                                     1997               1996
                                                  -------------      ----------
Revenues
    Principal transactions                            $1,061           $  1,114
    Investment banking                                   910                671
    Commissions                                          299                267
    Interest and dividends                             9,931              8,369
    Other                                                 73                 27
                                                   ---------          ---------
         Total revenues                               12,274             10,448
    Interest expense                                   9,424              8,072
                                                     -------            -------
         Net revenues                                  2,850              2,376
                                                     -------            -------
Non-interest expenses
    Compensation and benefits                          1,445              1,205
    Brokerage, commissions and clearance fees            172                176
    Professional services                                131                111
    Communications                                       105                114
    Occupancy and equipment                              104                114
    Business development                                  76                 75
    Depreciation and amortization                         65                 68
    Other                                                 80                 71
                                                     -------            -------
          Total non-interest expenses                  2,178              1,934
                                                       -----              -----
Income before taxes                                      672                442
    Provision for income taxes                           210                153
                                                      ------             ------
Net income                                             $ 462              $ 289
                                                       =====              =====
Net income applicable to common stock                  $ 412              $ 265
                                                       =====              =====

Average common and common equivalent shares
      outstanding                                      120.4              116.3
                                                       =====              =====
Earnings per common share                              $3.42              $2.28
                                                       =====              =====



                 See notes to consolidated financial statements.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                                   (Unaudited)
                                  (In millions)


                                                      August 31      November 30
ASSETS                                                   1997           1996
                                                      -----------    ----------
Cash and cash equivalents                               $ 1,300        $ 2,149

Cash and securities segregated and on deposit
  for regulatory and other purposes                         927            688

Securities and other financial instruments owned:
   Governments and agencies                              30,891         26,638
   Corporate stocks                                       9,507          6,937
   Corporate debt and other                              10,049          8,821
   Mortgages and mortgage-backed                         11,159          8,314
   Derivatives and other contractual agreements           7,780          6,909
   Certificates of deposit and other money market
     instruments                                          2,297          3,834
                                                        -------      ---------
                                                         71,683         61,453
                                                         ------       --------
Collateralized short-term agreements:
   Securities purchased under agreements to resell       43,268         32,340
   Securities borrowed                                   16,282         20,651

Receivables:
   Brokers, dealers and clearing organizations            4,086          2,878
   Customers                                              7,469          5,813
   Others                                                 1,465          1,253

Property, equipment and leasehold improvements
  (net of accumulated depreciation and amortization
  of $715 in 1997 and $668 in 1996)                         468            477

Deferred expenses and other assets                          780            722

Excess of cost over fair value of net assets
  acquired (net of accumulated amortization
  of $109 in 1997 and $103 in 1996)                         166            172
                                                    -----------   ------------
       Total assets                                    $147,894       $128,596
                                                       ========       ========



                 See notes to consolidated financial statements.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
            CONSOLIDATED STATEMENT OF FINANCIAL CONDITION (Continued)
                                   (Unaudited)
                        (In millions, except share data)

                                                                                              August 31         November 30
                                                                                                  1997               1996
Commercial paper and short-term debt                                                          $   8,606           $    8,202
Securities and other financial instruments sold
but not yet purchased:
   Governments and agencies                                                                      17,545               13,202
   Corporate stocks                                                                               6,248                4,971
   Corporate debt and other                                                                       1,606                1,375
   Derivatives and other contractual agreements                                                   6,913                6,816
                                                                                                -------               ------
                                                                                                 32,312               26,364
                                                                                                -------               ------
Collateralized short-term financings:
   Securities sold under agreements to repurchase                                                57,802
                                                                                                                      56,119
   Securities loaned                                                                              8,734                6,296
Payables:
   Brokers, dealers and clearing organizations                                                    3,653                1,004
   Customers                                                                                      9,945                7,582
Accrued liabilities and other payables                                                            3,635                3,233
Long-term debt:
   Senior notes                                                                                  15,706               12,571
   Subordinated indebtedness                                                                      3,198                3,351
                                                                                                -------              -------
           Total liabilities                                                                    143,591              124,722
                                                                                                -------              -------
Commitments and contingencies

STOCKHOLDERS' EQUITY
   Preferred Stock, $1 par value; 38,000,000 shares authorized:
       5% Cumulative Convertible Voting, Series A, 13,000,000 shares authorized and issued in 1997 and 1996; shares outstanding:
         33,050 in 1997 and 13,000,000 in 1996; $39.10 liquidation
         preference per share                                                                         1                  508
       5%Cumulative  Convertible Voting, Series B, 13,000,000 shares authorized;
         12,966,950 shares issued and outstanding in 1997;
         $39.10 liquidation preference per share                                                    507
       Redeemable Voting, 1,000 shares issued and outstanding;
          $1.00 liquidation preference per share
   Common Stock, $.10 par value; 300,000,000 shares authorized;
       shares issued: 108,287,381 in 1997 and 106,793,538 in 1996;
       shares outstanding: 101,939,516 in 1997 and 100,449,144 in 1996                               11                   11
   Common Stock issuable                                                                            359                  326
   Additional paid-in capital                                                                     3,226                3,198
   Foreign currency translation adjustment                                                           (1)                  20
   Retained earnings (deficit)                                                                      346                  (43)
   Common Stock in treasury at cost: 6,347,865 shares in 1997
       and 6,344,394 shares in 1996                                                                (146)                (146)
                                                                                            -----------         ------------
            Total stockholders' equity                                                            4,303                3,874
                                                                                            -----------          -----------
            Total liabilities and stockholders' equity                                         $147,894             $128,596
                                                                                               ========             ========

                 See notes to consolidated financial statements.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (In millions)
                                   (Unaudited)

                                                                                             Nine months ended
                                                                                   August 31                  August 31
                                                                                     1997                       1996
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                          $   462                   $    289
Adjustments to reconcile net income to net cash used in
     operating activities:
  Depreciation and amortization                                                          65                         68
  Provisions for losses and other reserves                                               41                         32
  Deferred tax benefit                                                                  (33)
  Other adjustments                                                                      61                        151
Net change in:
  Cash and securities segregated                                                       (239)                       104
  Securities and other financial instruments owned                                  (10,230)                      (305)
  Securities purchased under agreements to resell                                   (10,928)                       784
  Securities borrowed                                                                 4,369                     (8,060)
  Receivables from brokers, dealers and clearing organizations                       (1,208)                      (861)
  Receivables from customers                                                         (1,656)                    (1,321)
  Securities and other financial instruments sold but
     not yet purchased                                                                5,948                      2,247
  Securities sold under agreements to repurchase                                      1,683                     (1,620)
  Securities loaned                                                                   2,438                      4,716
  Payables to brokers, dealers and clearing organizations                             2,649                       (787)
  Payables to customers                                                               2,363                      3,375
  Accrued liabilities and other payables                                                330                         32
  Other operating assets and liabilities, net                                          (547)                      (108)
                                                                                    -------                   --------

          Net cash used in operating activities                                     $(4,432)                   $(1,264)
                                                                                    -------                    -------


                 See notes to consolidated financial statements.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
                                  (In millions)
                                   (Unaudited)

                                                              Nine months ended
                                                          August 31    August 31
                                                            1997          1996
                                                         -----------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of senior notes                     $5,503        $2,314
Principal payments of senior notes                         (2,071)       (1,831)
Proceeds from issuance of subordinated indebtedness           395         1,175
Principal payments of subordinated indebtedness              (550)         (246)
Net proceeds from commercial paper and
    short-term debt                                           404           909
Payment for repurchase of preferred stock                                  (200)
Payments for treasury stock purchases                                      (130)
Dividends paid                                                (45)          (43)
                                                          -------       -------
            Net cash provided by financing activities       3,636         1,948
                                                            -----         -----

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, equipment and leasehold
     improvements                                             (53)          (49)
                                                          --------      -------
           Net cash used in investing activities              (53)          (49)
                                                          --------      -------
           Net change in cash and cash equivalents           (849)          635
                                                           ------        ------
Cash and cash equivalents, beginning of period              2,149           874
                                                            -----        ------
           Cash and cash equivalents, end of period        $1,300        $1,509
                                                           ======        ======


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (in millions)

       Interest paid totaled $9,541 and $8,109 for the nine months ended August 31, 1997 and 1996, respectively. Income taxes paid totaled $127 and $52 for the nine months ended August 31, 1997 and 1996, respectively.


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

2.  Accounting Policies:

         Derivatives, typically defined as instruments whose value is "derived" from an underlying instrument, index or rate, include futures, forwards, swaps and options and other similar instruments. A derivative contract generally represents future commitments to exchange interest payment streams based on the contract or notional amount or to purchase or sell financial instruments at specified terms and future dates. In the normal course of business, the Company enters into derivative transactions both in a trading capacity and as an end user. Acting in a trading capacity, the Company enters into derivative transactions to satisfy the needs of its clients and to manage the Company's own exposure to market and credit risks resulting from its trading activities in cash instruments (collectively, "Trading-Related Derivative Activities"). The Company's accounting methodology for derivatives depends on both the type and purpose of the derivative instrument.

         Derivative transactions entered into for Trading-Related Derivative Activities are recorded at market or fair value with realized gains and losses reflected currently in principal transactions in the Consolidated Statement of Operations. Market or fair value for trading related instruments is generally determined by either quoted market prices (for exchange-traded futures and options) or pricing models (for over-the-counter swaps, forwards and options). Pricing models utilize a series of market inputs to determine the present value of future cash flows, with adjustments, as required for credit risk, liquidity

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS

risk, and ongoing costs. Further valuation adjustments may be recorded, as deemed appropriate for new or complex products or for significant positions. These adjustments are integral components of the mark-to-market process.

         The market or fair value associated with derivatives utilized for trading purposes is recorded in the Consolidated Statement of Financial
Condition on a net by counterparty basis where a legal right of set-off exists and is netted across products and against cash collateral when such provisions are stated in the master netting agreement. The market or fair value of swap agreements, caps and floors, and forward contracts in an unrealized gain position, as well as options owned and warrants held, are reported in the Consolidated Statement of Financial Condition as assets in derivatives and other contractual agreements. Similarly, swap agreements, caps and floors, and forward contracts in an unrealized loss position, as well as options written and warrants issued, are reported as liabilities in derivatives and other contractual agreements. Margin on futures contracts is included in receivables and payables, as applicable.

         In addition to Trading-Related Derivative Activities, the Company enters into various derivative instruments for non-trading purposes as an end-user to modify the interest rate exposure of certain assets and liabilities. In this regard, the Company utilizes interest rate and currency swaps, caps, collars and floors to manage the interest rate exposure associated with its long-term debt obligations and secured financing activities, including securities purchased under agreements to resell, securities borrowed, securities sold under agreements to repurchase and securities loaned.

         In addition to modifying the interest rate exposure of existing assets and liabilities, the Company utilizes derivative instruments as an end user to modify the interest rate characteristics of certain anticipated transactions related to its secured financing activities, where there is a high degree of certainty that the Company will enter into such contracts. These derivative instruments are designated against existing secured financing transactions based upon their applicable maturity. The remaining term of the derivative instruments is designated against anticipated secured financing transactions which will replace the existing secured financing transactions upon maturity. The Company continuously monitors the level of secured financing transactions to ensure that there is a high degree of certainty that it will enter into the anticipated secured financing transactions at a level in excess of the designated derivative product transactions.

         Derivatives that have been designated as non-trading related positions and are effective in modifying the interest rate characteristics of existing assets and liabilities or anticipated transactions are accounted for on an accrual basis, with the exception of written swaptions which are accounted for on a mark-to-market basis. Under the accrual basis, interest is accrued into income or expense over the life of the contract, resulting in the net interest impact of the derivative and the underlying hedged item being recognized in income throughout the hedge period.

         The Company monitors the effectiveness of its end user hedging activities by periodically comparing the change in the value of the hedge instrument to the underlying item being hedged, and reassessing the likelihood of the occurrence of anticipated transactions. In the event that the Company determines that a hedge is no longer effective, such as upon extinguishment of

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS


the underlying asset or liability or a change in circumstances whereby there is not a high degree of certainty that the anticipated transaction will occur, the derivative transaction is no longer accounted for as a hedge. Instead, the Company immediately records the market or fair value of the derivative instrument on the Statement of Financial Condition. Changes in the fair value of the derivative contract would then be accounted for as a derivative used for trading purposes as discussed above. In the event that a derivative designated as a hedge is terminated early, any unrealized gain or loss on the termination would be deferred and amortized to interest income or interest expense over the original period of the hedge as long as the underlying hedged item is still outstanding.

3.  Long-Term Debt:

         During the nine months ended August 31, 1997, the Company issued $5,898 million of long-term debt (comprised of $5,503 million of senior notes and $395 million of subordinated debt). Of the total issuances for the nine months of 1997, $2,606 million were U.S. dollar fixed rate, $1,872 million were U.S. dollar floating rate, $634 million were foreign currency denominated fixed rate, and $786 million were foreign currency denominated floating rate. The issuances were primarily utilized to refinance current and prefund the remaining maturities of long-term debt in 1997 and to increase total capital (stockholders' equity plus long-term debt).

         The Company's floating rate new issuances contain contractual interest rates based primarily on London Interbank Offered Rates ("LIBOR"). All of the Company's fixed rate new issuances were effectively converted to floating rate obligations through the use of interest rate swaps.

         The Company had $2,621 million of long-term debt mature during the nine months ended August 31, 1997.

4.  Capital Requirements:

         The Company operates globally through a network of subsidiaries with several being subject to regulatory requirements. In the United States, LBI, as a registered broker-dealer, is subject to SEC Rule 15c3-1, the Net Capital Rule, which requires LBI to maintain net capital of not less than the greater of 2% of aggregate debit items arising from customer transactions, as defined, or 4% of funds required to be segregated for customers' regulated commodity accounts, as defined. At August 31, 1997, LBI's regulatory net capital, as defined, of $1,364 million exceeded the minimum requirement by $1,262 million.

         Lehman Brothers International (Europe) ("LBIE"), a United Kingdom registered broker-dealer and subsidiary of Holdings, is subject to the capital requirements of the Securities and Futures Authority ("SFA") of the United Kingdom. Financial resources, as defined, must exceed the total financial resources requirement of the SFA. At August 31, 1997, LBIE's financial resources were $269 million in excess of regulatory requirements. Lehman Brothers Japan Inc.'s Tokyo branch, a regulated broker-dealer, is subject to the capital requirements of the Japanese Ministry of Finance and, at August 31, 1997, had net capital of $141 million in excess of the specified levels required. Certain other non-U.S. subsidiaries are subject to various securities, commodities and banking regulations and capital adequacy requirements promulgated by the

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS

regulatory and exchange authorities of the countries in which they operate. At August 31, 1997, these other subsidiaries were in compliance with their applicable local capital adequacy requirements. The Company's triple-A rated derivatives subsidiary, Lehman Brothers Financial Products Inc. ("LBFP"), has established certain capital and operating restrictions which are reviewed by various rating agencies. At August 31, 1997, LBFP had capital which exceeded the requirement of the most stringent rating agency by $90 million.

         There are no restrictions on Holdings' present ability to pay dividends on its common stock, other than Holdings' obligation first to make dividend payments on its preferred stock and the governing provisions of the Delaware General Corporation Law.

5.  Derivative Financial Instruments:

         The Company records its Trading-Related Derivative Activities on a mark-to-market basis with realized and unrealized gains (losses) recognized in principal transactions in the Consolidated Statement of Operations. Unrealized gains and losses on derivative contracts are currently recorded on a net basis in the Consolidated Statement of Financial Condition for those transactions with counterparties executed under a legally enforceable master netting agreement and are netted across products and against cash collateral when such provisions are stated in the master netting agreement. Listed in the following table is the fair value and average fair value of the Company's Trading-Related Derivative
Activities:

                                                                                                    Average Fair Value*
                                                                    Fair Value*                    Nine Months Ended
                                                                 August 31, 1997                   August 31, 1997
                                                                 ---------------                  ---------------
(in millions)                                                     Assets      Liabilities          Assets       Liabilities
---------------------------------------------------------------------------------------------------------------------------
Interest rate and currency swaps and options
     (including caps, collars and floors)                         $4,355        $2,843            $4,376         $3,260
Foreign exchange forward contracts and options                     1,421         1,496             1,132          1,474
Options on other fixed income securities,
     mortgage-backed securities forward contracts
     and options                                                     174           157               244            216
Equity contracts (including equity swaps, warrants
     and options)                                                  1,573         2,125             1,693          1,901
Commodity contracts (including swaps, forwards,
     and options)                                                    257           292               343            542
                                                                -------------------------------------------------------

Total                                                             $7,780        $6,913            $7,788         $7,393
                                                                -------------------------------------------------------

* Amounts represent carrying value (exclusive of collateral) of contracts and do
not  include   receivables  or  payables  related  to  exchange-traded   futures
contracts.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS



                                                                                                 Average Fair Value*
                                                                      Fair Value*               Twelve Months Ended
                                                                November 30, 1996                     November 30, 1996
                                                                -----------------                     -----------------
(in millions)                                                     Assets      Liabilities          Assets       Liabilities
---------------------------------------------------------------------------------------------------------------------------
Interest rate and currency swaps and options
     (including caps, collars and floors)                         $4,008        $3,185             $3,446        $1,945
Foreign exchange forward contracts and options                       970         1,206                903         1,200
Options on other fixed income securities,
     mortgage-backed securities forward contracts
     and options                                                     226           286                239           238
Equity contracts (including equity swaps, warrants
     and options)                                                  1,167         1,304              1,118         1,076
Commodity contracts (including swaps, forwards,
     and options)                                                    538           835                451           587
                                                                 ------------------------------------------------------

Total                                                             $6,909        $6,816             $6,157        $5,046
                                                                  -----------------------------------------------------

* Amounts represent carrying value (exclusive of collateral) of contracts and do
not  include   receivables  or  payables  related  to  exchange-traded   futures
contracts.

         Assets included in the table above and on the previous page represent the Company's unrealized gains, net of unrealized losses for situations in which the Company has a master netting agreement. Similarly, liabilities represent net amounts owed to counterparties. Therefore, the fair value of assets related to derivative contracts at August 31, 1997 represents the Company's net receivable for derivative financial instruments before consideration of collateral. Included within the $7,780 million fair value of assets at August 31, 1997 was $7,425 million related to swaps and OTC contracts and $355 million related to exchange-traded option and warrant contracts.

         With respect to OTC contracts, including swaps, the Company views its net credit exposure to be $4,473 million at August 31, 1997, representing the fair value of the Company's OTC contracts in an unrealized gain position, after consideration of collateral of $2,952 million. Presented below is an analysis of the Company's net credit exposure for OTC contracts based upon internal designations of counterparty credit quality.

Counterparty             S&P/Moody's                 August 31, 1997
Risk Rating              Equivalent                Net Credit Exposure
------------       -------------------------       -------------------
       1           AAA/Aaa                                   19%
       2           AA-/Aa3 or higher                         23%
       3           A-/A3 or higher                           34%
       4           BBB-/Baa3 or higher                       12%
       5           BB-/Ba3 or higher                          8%
       6           B+/B1 or lower                             4%
-------------------------------------------------------------------------------
         These designations are based on actual ratings made by external rating agencies or by equivalent ratings established and utilized by the Company's Corporate Credit Department.

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

6.  Other Commitments and Contingencies:

         In connection with its secured financing activities, the Company has commitments under certain secured lending arrangements of approximately $4.6 billion at August 31, 1997. These commitments require borrowers to provide acceptable collateral, as defined in the agreements, when amounts are drawn under the lending facilities. Advances made under the above lending arrangements are typically at variable interest rates and generally provide for over-collateralization based upon the borrowers' creditworthiness.

         In addition, the Company has commitments to extend credit in loan syndication transactions of $1.3 billion at August 31, 1997. These commitments are typically secured against the borrower's assets, have fixed maturity dates and are contingent on certain contractual conditions that may require payment of a fee by the counterparty and are drawn down at the discretion of the borrower. The total commitment above may not be indicative of actual funding requirements as the commitments may expire without being drawn upon by the borrower. The Company frequently syndicates or participates a portion of these commitments.

         In connection with its merchant banking activities, the Company has commitments to invest up to $711 million in partnerships which in turn will make direct merchant banking related investments. These commitments will be funded as required through the end of the respective partnerships' investment periods, principally expiring in 2002. It is expected that approximately $250 million of these commitments will be made by employee capital contributions through employee investment vehicles. Any amount contributed by employees would reduce the Company's commitment.

         The Company is also a co-sponsor of an interim acquisition funding facility. In connection therewith, the Company is committed to provide up to $150 million to be used by the facility to provide short-term bridge financing. Any draw downs under the facility would be expected to be refinanced, and the outstanding amounts repaid, within a short-term period.

         In the normal course of its business, the Company has been named a defendant in a number of lawsuits and other legal proceedings. After considering

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS

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

7.  Incentive Plans:

         In the first quarter of 1997, the Company granted approximately 2.3 million options (the "1997 Options") under the 1996 Management Ownership Plan to members of the Corporate Management Committee and to certain senior officers. At the grant date, the 1997 Options were to become exercisable in four and one-half years and expire five years after grant date; exercisability was to be accelerated ratably in one-third increments at such time as the closing price of the Company's common stock met, or exceeded, $39, $42, and $45 for fifteen out of twenty consecutive trading days. As of August 31, 1997, all of the 1997 Options were exercisable. No compensation expense has been recognized for these stock options as they were issued with an exercise price above the market price of the common stock on the date of the grant.

8.  1996 Severance Charge:

         The Company recorded an $84 million severance charge ($50 million aftertax) in the fourth quarter of 1996 related to certain strategic actions taken to improve ongoing profitability. The severance charge reflected the culmination of a worldwide business unit economic performance review that was undertaken in the fourth quarter of 1996 to focus the Company on its core investment banking, equity and fixed income sales and trading areas. This formalized review resulted in personnel reductions of approximately 270 people across a number of underperforming fixed income and equity businesses, including exiting the precious metals business in the U.S., Europe and Asia; exiting energy trading in the U.S. and Europe; consolidating Asian fixed income risk management activities into one center in Tokyo; refocusing foreign exchange trading activities, and combining the Company's New York Private Client Services offices. Additionally, the charge reflects various other strategic personnel reductions aimed at delayering management. The severance charge has led to personnel cost savings of approximately $90 million annually. The charge also resulted in a permanent decrease in nonpersonnel expenses of approximately $20 million annually. The Company intends to reinvest substantially all these savings into certain businesses to expedite the Company's strategic initiatives; these actions are expected to result in improved operating revenues.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS

         Cash outlays relating to the charge were approximately $19 million in the fourth quarter of 1996 and approximately $58 million during the nine months of 1997. The remaining residual payments will be paid as deferred payment arrangements are completed.

9.  New Accounting Pronouncements:

         In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share", which is effective for annual and interim financial statements issued for periods ending after December 15, 1997. SFAS No. 128 was issued to simplify the standards for calculating earnings per share ("EPS") previously found in APB No. 15, "Earnings Per Share". SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS. The new rules also require dual presentation of basic and diluted EPS on the face of the statement of operations for companies with a complex capital structure. For the Company, basic EPS will exclude the dilutive effects of stock options and certain non-vested RSUs. Diluted EPS for the Company will reflect all potential dilutive securities (similar to fully diluted EPS under APB No. 15). Under the provisions of SFAS No. 128, basic EPS would have been $0.09 and $0.05 higher than the amounts reported in the third quarter of 1997 and 1996, respectively. Additionally, basic EPS would have been $0.27 and $0.19 higher than the amounts reported for the nine months of 1997 and 1996, respectively. Diluted EPS would have been the same as the fully diluted amounts.

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." These statements are effective for fiscal years beginning after December 15, 1997 and establish standards for the reporting and display of comprehensive income and disclosure related to segments.

10.  Preferred Stock

Cumulative Convertible Voting, Series A and Series B

         The Cumulative Convertible Voting Preferred Stock, Series A and Series B (together the "Convertible Voting Preferred") have a liquidation preference of $39.10 per share. The Series A was issued in 1987. The Series B was issued in exchange for the Series A, on July 11, 1997. As of August 31, 1997, 33,050 shares of Series A and 12,966,950 shares of Series B were outstanding.

         The holders of the Convertible Voting Preferred are entitled to receive preferred dividends at an annual rate of 5%, on the liquidation preference, payable quarterly before any dividends are paid to the holders of Common Stock.

         The Company has the right to redeem up to 10,400,000 shares of the Convertible Voting Preferred up to and including June 15, 1998. On June 16, 1998, the Company will have the right to redeem up to 13,000,000 shares subject to adjustment and restrictions on redemption when dividends are in arrears. Such redemption will be at a price per preferred share equal to $39.10.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS


         Each share of the Convertible Voting Preferred is convertible, at any time prior to the date of redemption, into 0.3178313 of a share of Common Stock. The Series A is convertible provided that at least 250,000 shares (or such lesser number of such shares then outstanding) are converted each time. Each share of Series B is convertible without limitations. In each case, the conversion rate at August 31, 1997 was $123.02.

         Nippon Life currently holds 9,163,683 shares of Series B. The remaining 3,836,317 shares of the Convertible Voting Preferred are held by various institutional investors.

Redeemable Voting

         In 1994, Holdings issued the Redeemable Preferred Stock to American Express and Nippon Life for $1,000. The holders of the Redeemable Preferred Stock will be entitled to receive annual dividends through May 31, 2002 in an amount equal to 50% of the amount, if any, by which the Company's net income for the preceding year exceeds $400 million, up to a maximum of $50 million, prorated in the case of the last dividend period, which runs from December 1, 2001 to May 31, 2002. For the nine months ended August 31, 1997, the Company's net income of $462 million resulted in the recognition of a $31 million dividend on the Redeemable Voting Preferred Stock, which has been reflected in the Consolidated Statement of Operations.

11.  Subsequent Event

         The Company established a trust (the "RSU Trust") in order to provide common stock voting rights to a substantial number of employees who hold outstanding restricted stock units ("RSU"), in furtherance of the Company's stated goal when RSU awards were initiated in June 1994, to encourage employees to think and act like owners. The RSU Trust was initially funded with a total of 16 million shares consisting of 5 million treasury shares, for RSU awards under the Employee Incentive Plan and 11 million new issue shares of Common Stock, for RSU awards under the 1994 Management Ownership Plan. The establishment of the RSU Trust did not impact the total number of shares used in the computation of earnings per common share because the 16 million shares were included in common stock issuable from the time the awards were accrued.
Accordingly, there was no effect on total equity and net income of the Company.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



Business Environment

         Market conditions in the first nine months of 1997 reflected record corporate finance advisory activities, strong underwriting volumes in worldwide fixed income products, and generally active trading in worldwide debt and equity markets. These favorable conditions were mitigated in part by reduced global equity underwriting volumes and increased volatility in the foreign exchange markets, particularly in Europe and Asia.

         Global fixed income markets were robust throughout most of 1997, with heavy trading volumes in both the U.S. and Europe. Trading activity in the U.S. continued to reflect investor optimism that the environment of sustained growth and low inflation levels would continue. Additionally, U.S. trading activity was bolstered by active purchases of U.S. securities by foreign investors due to the favorable U.S. macroeconomic environment and the strong dollar.

         In March 1997, the Federal Reserve raised the overnight lending rate by 0.25% to 5.50%. However, the deceleration of GDP growth and continued low inflation indicators kept the Federal Reserve from raising interest rates for a second time in 1997. The decline experienced in trading volumes and origination activities in the U.S. fixed income market from the increase in the overnight lending rate was short-lived. Towards the end of April, the U.S. fixed income markets recovered as interest rates declined and trading volumes regained strength. This trend continued through the beginning of October.

         The interest rate on the 30-year U.S. Treasury, which peaked at 7.17% on April 11th, declined to 6.28% on October 7, 1997. However, on October 8, 1997, investors again became concerned about a possible tightening in U.S. interest rates based upon remarks by the Federal Reserve Board Chairman that it would be difficult to maintain a balance between tight labor markets and low growth. In addition he cautioned investors not to expect stock prices to continue to rally indefinitely. As a result, the interest rate on the 30-year U.S. Treasury rose to 6.43% on October 10, 1997

         Trading activities in worldwide equity markets continued to show strength in 1997. U.S. trading volumes improved over the prior year's record levels, as investor demand remained strong and the equity markets benefited from increasing capital flows. The U.S. equity markets continued to show strength through October 1997, reaching new highs on most major indexes. A brief correction in August and September was the result of several concerns: currency turmoil in Southeast Asia, which investors believed would hurt profits of U.S. companies; profit warnings; and, once again, fears that a strengthening economy would induce the Federal Reserve to raise rates. As these concerns diminished, the equity market resumed its upward trend. While intraday moves in the equity market have become large and provide the appearance of a more volatile market, the upward trend in prices and the lower volatility since August have benefited the origination and trading activities of securities firms. European equity markets saw improved trading volumes and valuations in 1997, despite an adjustment in March, as the stronger U.S. dollar and declining European rate environment contributed to a favorable equity environment.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



         Worldwide underwriting volumes in fixed income products remained strong in the first nine months of 1997. U.S. underwriting volumes, while experiencing a slowdown in March and April, strengthened over the prior year led by the issuance of corporate, asset-backed, high yield, and emerging market bonds. Issuers came to market to take advantage of the historically attractive yields, as well as favorable pricing in the spread sectors. Equity and equity-related underwriting volumes declined from the strong 1996 levels, as uncertainty regarding both interest rates and prospective earnings performance of U.S. companies contributed to U.S. equity market corrections. New issuance activity was also negatively impacted by a lower volume of large international privatizations over the period.

         Corporate finance advisory activities outpaced the record 1996 levels, reflecting increased consolidation and globalization across industry sectors as well as the overall strength in the global capital markets. The pace of strategic merger and acquisition activity is expected to remain strong throughout the fourth quarter of 1997, resulting in a record year for worldwide merger and acquisition activities.

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

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Results of Operations
For the Three Months Ended August  31, 1997 and 1996

         The Company reported net income of $197 million for the third quarter ended August 31, 1997, representing an increase of 156% from net income of $77 million for the third quarter ended August 31, 1996. This increase reflected across-the-board strength in the Company's equity, fixed income and investment banking businesses. Earnings per common share increased to $1.30 for the third quarter of 1997 from $0.60 for the third quarter of 1996. Included in the 1997 earnings per common share computation was the recognition of approximately $31 million in dividends on the Company's Redeemable Voting Preferred Stock. American Express Company and Nippon Life Insurance Company are entitled to receive an annual non-cumulative preferred dividend equal to 50 percent of the amount by which the Company's net income for the full fiscal year exceeds $400 million, up to a maximum of $50 million per year, through 2002.

         Net revenues increased to $1,071 million for the third quarter of 1997 from $722 million for the third quarter of 1996. The increase in net revenues from the third quarter of 1996 resulted from particular strength in a number of strategic, higher margin businesses on which the Company is focused, including the global merger and acquisition advisory business, equity underwriting, high yield, merchant banking and mortgage and real estate activities.

         Compensation and benefits expense as a percentage of net revenues was 50.7% for both the third quarter of 1997 and 1996, reflecting the tenth successive quarter of consistent compensation levels relative to net revenues. Nonpersonnel expenses increased to $247 million in the third quarter of 1997 from $240 million in the third quarter of 1996; however, nonpersonnel expenses as a percentage of net revenues decreased to 23.1% for the third quarter of 1997 from 33.2% for the third quarter of 1996. Increased net revenues led to an improvement in the Company's pretax operating margin to 26.2% in the three months of 1997 from 16.0% in the three months of 1996.

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

         Net revenues from the Company's market-making and trading activities in fixed income and equity products are recognized as either principal transactions or net interest revenues depending upon the method of financing and/or hedging related to specific inventory positions. The Company evaluates its trading strategies on an overall profitability basis which includes both principal transactions revenues and net interest. Therefore, changes in net interest should not be viewed in isolation but should be viewed in conjunction with revenues from principal transactions. Principal transactions and net interest revenues increased to $545 million for the third quarter of 1997 from $404 million for the third quarter of 1996. The increase in combined revenues from

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

principal transactions and net interest in the third quarter of 1997 was due to increased revenues across almost all equity and fixed income product lines partially offset by higher interest expenses resulting from the Company's increased level of long-term debt.

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

Three Months Ended August 31, 1997

                                   Principal
                               Transactions and                         Investment
                                 Net Interest         Commissions         Banking         Other         Total
------------------------------------------------------------------------------------------------------------------------
Fixed Income                            $400                $8              $97           $  5           $510
Equity                                   141                99              101              1            342
Corporate Finance Advisory                (1)                                81                            80
Merchant Banking                                                            117                           117
Other                                      5                 4                              13             22
------------------------------------------------------------------------------------------------------------------------
                                        $545              $111             $396            $19         $1,071
------------------------------------------------------------------------------------------------------------------------


Three Months Ended August 31, 1996

                                      Principal
                                  Transactions and                         Investment
                                    Net Interest         Commissions         Banking         Other         Total
---------------------------------------------------------------------------------------------------------------------------
Fixed Income                               $387               $12              $71                          $470
Equity                                       21                60               61             $1            143
Corporate Finance Advisory                                                      62                            62
Merchant Banking                             (5)                                41                            36
Other                                         1                 5                2              3             11
---------------------------------------------------------------------------------------------------------------------------
                                           $404               $77             $237             $4           $722
---------------------------------------------------------------------------------------------------------------------------

         Fixed Income. The Company's fixed income net revenues reflect customer flow activities (both institutional and high-net-worth retail), secondary trading, debt underwriting, syndicate and financing activities related to fixed income products. Fixed income products include dollar- and non-dollar government securities, mortgage- and asset-backed securities, money market products, dollar- and non-dollar corporate debt securities, emerging market securities, municipal securities, financing (global access to debt financing sources including repurchase and reverse repurchase agreements), foreign exchange and fixed income derivative products. Fixed income net revenues increased 9% to $510 million for the third quarter of 1997 from $470 million for the third quarter of

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

1996. The increase in the third quarter results versus the prior year quarter reflected increased revenues from a number of fixed income products including mortgages, high yield corporates and emerging markets partially offset by decreased results in derivatives. Investment banking revenues, as a component of fixed income revenues, increased to $97 million for the third quarter of 1997 from $71 million for the third quarter of 1996 due to increased underwriting fees, particularly in high yield corporates.

         Equity.  Equity net revenues  reflect  customer flow  activities  (both institutional and high-net-worth retail), secondary trading, equity underwriting, equity finance, equity derivatives and equity arbitrage activities. The Company's equity net revenues increased to $342 million for the third quarter of 1997 from $143 million for the third quarter of 1996. Higher revenues resulted from improved contributions from U.S. listed and international (primarily Europe) equities, NASDAQ and equity finance partially offset by a decline in derivatives. This improved performance was evident in secondary customer flow, trading and origination activities. Investment banking revenues, as a component of equity revenues, increased to $101 million for the third quarter of 1997 from $61 million for the third quarter of 1996 due to increased underwriting volumes as markets rebounded from the Fed tightening in the second quarter.

         Corporate Finance Advisory. Corporate finance advisory net revenues, classified in the Consolidated Statement of Operations as a component of investment banking revenues, result primarily from fees earned by the Company in its role as strategic advisor to its clients. This role consists of advising clients on mergers and acquisitions, divestitures, leveraged buyouts, financial restructurings, and a variety of cross-border transactions. Net revenues from corporate finance advisory activities increased to $80 million for the third quarter of 1997, reflecting a 29% increase from the $62 million recognized in the third quarter of 1996. This increase reflected the closing of several large deals in the third quarter of 1997 and continued strength in the overall merger and acquisition market environment.

         Merchant Banking. The Company is the general partner for six active merchant banking partnerships. Current merchant banking investments held by the partnerships include both publicly traded and privately held companies diversified on a geographic and industry basis. Merchant banking net revenues primarily represent the Company's proportionate share of net realized and net unrealized gains and losses from the sale and revaluation of investments held by the partnerships. Such amounts are classified in the Consolidated Statement of Operations as a component of investment banking revenues. Merchant banking net revenues also reflect the net interest expense relating to the financing of the Company's investment in the partnerships. Merchant banking net revenues were $117 million for the third quarter of 1997 and $36 million in the third quarter of 1996. This increase was principally due to realized gains on the sale of the Company's remaining position in two publicly traded investments held by the partnerships.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


         Non-Interest Expenses. Non-interest expenses were $790 million for the third quarter of 1997 and $606 million for the third quarter of 1996. Compensation and benefits expense as a percentage of net revenues remained unchanged from the prior year quarter at 50.7%. Nonpersonnel expenses increased to $247 million in the third quarter of 1997 from $240 million in the third quarter of 1996; however, nonpersonnel expenses as a percentage of net revenues decreased to 23.1% for 1997 compared to 33.2% for 1996. Increases in non-interest expenses in the third quarter of 1997 were primarily due to expenditures related to year 2000 technology costs.

         Income Taxes. The Company's income tax provision was $84 million for the third quarter of 1997 compared to $39 million for the third quarter of 1996. The effective tax rate was 30% for the third quarter of 1997 and 34% for the third quarter of 1996. The decrease in the effective tax rate reflects an increase in tax benefits attributable to income subject to preferential tax treatment and an increase in the Company's net deferred tax assets resulting from a change in state and local tax laws, partially offset by a decrease in tax benefits from foreign operations.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Results of Operations
For the Nine Months Ended August 31, 1997 and 1996

         The Company reported net income of $462 million for the nine months ended August 31, 1997, representing an increase of 60% from net income of $289 million for the nine months ended August 31, 1996. Earnings per common share increased to $3.42 for the nine months of 1997 from $2.28 for the nine months of 1996. Included in the 1997 earnings per common share computation was the recognition of approximately $31 million in dividends on the Company's Redeemable Voting Preferred Stock. American Express Company and Nippon Life Insurance Company are entitled to receive an annual non-cumulative preferred dividend equal to 50 percent of the amount by which the Company's net income for the full fiscal year exceeds $400 million, up to a maximum of $50 million per year, through 2002.

         Net revenues increased to $2,850 million for the nine months of 1997 from $2,376 million for the nine months of 1996. The increase in net revenues from the comparable nine months of 1996 resulted from particular strength in a number of strategic, higher margin businesses on which the Company is focused, including the global merger and acquisition advisory business, equity underwriting, merchant banking and mortgage and real estate activities.

         The Company ranked fourth in worldwide lead managed debt and equity underwritings in 1997 up from its fifth place ranking in the comparable prior year period. In equity and equity - related underwriting, the Company's ranking improved significantly, rising to sixth place from its tenth place ranking in 1996. In worldwide lead managed fixed income underwriting, the Company maintained its second place ranking. In worldwide mergers and acquisitions, the Company ranked tenth for 1997 in completed transactions and ended the third quarter of 1997 with a strong transaction pipeline which stood at $38 billion in terms of total dollar value. These rankings are based on data compiled by Securities Data Company for the nine month periods December through August in both fiscal 1997 and 1996.

         Compensation and benefits expense as a percentage of net revenues was 50.7% for both the nine months of 1997 and 1996. Nonpersonnel expenses declined as a percentage of net revenues to 25.7% for the nine months of 1997 from 30.7% for the comparable period in 1996. Increased net revenues led to an improvement in the Company's pretax operating margin to 23.6% in the nine months of 1997 from 18.6% in the nine months of 1996.

         Principal transactions and net interest revenues increased to $1,568 million for the nine months of 1997 from $1,411 million for the nine months of 1996. The increase in the combined revenues from principal transactions and net interest in the nine months of 1997 was the result of increased revenues across almost all equity and fixed income product lines partially offset by higher interest expenses resulting from the Company's increased level of long-term debt outstanding.

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


Nine Months Ended August 31, 1997

                                      Principal
                                  Transactions and                         Investment
                                     Net Interest        Commissions         Banking         Other         Total
---------------------------------------------------------------------------------------------------------------------------
Fixed Income                           $  1,226             $  28             $270           $ 13         $1,537
Equity                                      346               259              207              4            816
Corporate Finance Advisory                   (4)                               231                           227
Merchant Banking                             (8)                               200                           192
Other                                         8                12                2             56             78
---------------------------------------------------------------------------------------------------------------------------
                                         $1,568              $299             $910            $73         $2,850
---------------------------------------------------------------------------------------------------------------------------


Nine Months Ended August 31, 1996

                                      Principal
                                  Transactions and                         Investment
                                      Net Interest       Commissions         Banking         Other         Total
---------------------------------------------------------------------------------------------------------------------------
Fixed Income                             $1,236             $  45             $218           $  5         $1,504
Equity                                      180               206              186              3            575
Corporate Finance Advisory                                                     169                           169
Merchant Banking                            (13)                                95                            82
Other                                         8                16                3             19             46
---------------------------------------------------------------------------------------------------------------------------
                                         $1,411              $267             $671            $27         $2,376
---------------------------------------------------------------------------------------------------------------------------

         Fixed Income. Fixed income net revenues increased to $1,537 million for the nine months of 1997 from $1,504 million for the nine months of 1996. The improved revenues in a number of fixed income products including mortgages, emerging markets and high yield corporates partially offset by decreased results in derivatives, foreign exchange and firm financing. Investment banking revenues, as a component of fixed income revenues, increased to $270 million for the nine months of 1997 from $218 million for the nine months of 1996 due to increased underwriting fees on certain higher margin debt products. The Company improved its ranking in high yield underwriting to seventh from ninth as well as its market share to 5.4% from 4.4%.

         Equity. The Company's equity net revenues increased to $816 million for the nine months of 1997 from $575 million for the nine months of 1996. Higher revenues for the nine months of 1997 resulted from improved contributions from equity finance, as well as U.S. listed and European equities. Investment banking revenues, as a component of equity revenues, increased to $207 million for the nine months of 1997 from $186 million for the nine months of 1996 due to increased underwriting volumes.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

         Corporate Finance Advisory. Net revenues from corporate finance advisory activities increased to $227 million for the nine months of 1997 reflecting a 34% increase from the $169 million recognized in the nine months of 1996. This increase reflected continued strength in the overall merger and acquisition market environment.

         Merchant Banking. Merchant banking net revenues were $192 million for the nine months of 1997 and $82 million in the nine months of 1996. This increase was principally due to realized gains on the sale of the Company's remaining position in two publicly traded investments held by the partnerships.

         Other. Other net revenues for the nine months of 1997 include approximately $53 million relating to the liquidation of certain non-core assets.

         Non-Interest Expenses. Non-interest expenses were $2,178 million for the nine months of 1997 and $1,934 million for the nine months of 1996. Compensation and benefits expense as a percentage of net revenues remained unchanged from the comparable prior year period at 50.7%. Nonpersonnel expenses declined as a percentage of net revenues to 25.7% for the nine months of 1997 from 30.7% for the comparable period in 1996. Increased net revenues led to an improvement in the Company's pretax operating margin to 23.6% in the nine months of 1997 from 18.6% in the nine months of 1996.

         Income Taxes. The Company's income tax provision was $210 million for the nine months of 1997 compared to $153 million for the nine months of 1996. The effective tax rate was 31% for 1997 and 35% for 1996. The decrease in the effective tax rate reflects an increase in tax benefits attributable to income subject to preferential tax treatment and an increase in the Company's net deferred tax assets resulting from a change in state and local tax laws, partially offset by a decrease in tax benefits from foreign operations.

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

         The Company's balance sheet is liquid and consists primarily of cash and cash equivalents, securities and other financial instruments owned, and collateralized short-term financing agreements. The highly liquid nature of these assets provides the Company with flexibility in financing and managing its business. The Company's primary activities are based on customer execution transactions. This flow of customer business supports the rapid asset turnover rate of the Company's inventory. Due to the nature of the Company's activities, the overall size of the Company's assets and liabilities fluctuates from time to time and at specific points in time may be higher than at fiscal quarter ends.

         The Company's total assets increased to $147.9 billion at August 31, 1997 from $128.6 billion at November 30, 1996. The increase in total assets is primarily attributable to an increase in the level of securities and other financial instruments owned, primarily governments and agencies, mortgages and mortgage-backed and equity securities as well as an increase in customer financing activities.

Funding and Capital Policies

         The Company's Finance Committee is responsible for establishing and managing the funding and liquidity policies of the Company. The Finance Committee's funding and liquidity policies include recommendations for capital and balance sheet size as well as the allocation of capital and balance sheet to product areas. Under the authority of the Finance Committee, members of the Company's treasury work with Regional Asset and Liability Committees to ensure coordination of global funding efforts and implementation of the funding and liquidity policies. The Regional Asset and Liability Committees are aligned with the Company's geographic funding centers and are responsible for implementing funding strategies for their respective region.

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

         Collateralized borrowing sources include securities and other financial instruments sold but not yet purchased, as well as collateralized short-term financings, defined as securities sold under agreements to repurchase ("repos") and securities loaned. Because of their secured nature, OECD government repos and certain other types of collateralized borrowing sources are less credit-sensitive and have historically been a more stable financing source under adverse market conditions.

         The amount of the Company's collateralized borrowing activities will vary reflecting changes in the mix and overall levels of securities and other financial instruments owned and global market conditions. The majority of the Company's assets are funded with collateralized borrowing sources. At August 31, 1997 and November 30, 1996, $99 billion and $89 billion, respectively, of the Company's total balance sheet was financed using collateralized borrowing sources.

         As of August 31, 1997 and November 30, 1996, commercial paper and short-term debt outstanding was $8.6 billion and $8.2 billion, respectively. Of these amounts, commercial paper outstanding as of August 31, 1997 was $4.6 billion with an average maturity of 88 days, compared to $3.1 billion with an average maturity of 64 days as of November 30, 1996.

         At August 31, 1997, Holdings maintained a Revolving Credit Agreement with a syndicate of banks. Under the terms of the credit agreement, the banks have committed to provide up to $2 billion for up to 364 days. Any loans outstanding on the commitment termination date may mature on the first anniversary of the commitment termination date at the option of Holdings. The credit agreement contains covenants which require, among other things, that the Company maintain specified levels of liquidity and tangible net worth, as defined.

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

         There were no borrowings outstanding under the Facility or the Revolving Credit Agreement as of August 31, 1997. The Company uses the Facility for general corporate purposes from time to time. The Company maintained compliance with the applicable covenants for both the Revolving Credit Agreement and the Facility at all times.

Total Capital

         In accordance with the Company's liquidity plan, the Company increased its Total Capital base in 1997 to $23.2 billion at August 31, 1997 from $19.8 billion at November 30, 1996. Total Capital increased primarily due to an increase in long-term debt and the retention of earnings.

                                      August 31                 November 30
(in millions)                           1997                       1996
---------------------------------------------------------------------------
Long-Term Debt
     Senior Notes                      $15,706                    $12,571
     Subordinated Indebtedness           3,198                      3,351
                                       -------                    -------
                                        18,904                     15,922
Stockholders' Equity
     Preferred Equity                      508                        508
     Common Equity                       3,795                      3,366
                                       -------                    -------
                                         4,303                      3,874
---------------------------------------------------------------------------
Total Capital                          $23,207                    $19,796
---------------------------------------------------------------------------

         During the nine months of 1997, the Company issued $5.9 billion in long-term debt, which was $3.3 billion in excess of its maturing debt. Long-term debt increased to $18.9 billion at August 31, 1997 from $15.9 billion at November 30, 1996 with a weighted average maturity of 4.3 years at August 31, 1997 and 4.1 years at November 30, 1996.

         The   increase  in  Total   Capital   also   reflects  an  increase  in
stockholders' equity to $4.3 billion at August 31, 1997 from $3.9 billion at November 30, 1996. The net increase in stockholders' equity was primarily due to the retention of earnings partially offset by the payment of dividends.

         At August 31, 1997, the Company had approximately $4.8 billion available for the issuance of debt securities under various shelf registrations and debt programs.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Capital Resources and Capital Adequacy

         Balance sheet leverage ratios are one methodology utilized to evaluate the capital adequacy of a company relative to financial risk inherent in its balance sheet. Leverage ratios are commonly calculated using either total assets or adjusted total assets divided by total stockholder's equity. The Company's leverage ratios, based on total assets, were 34.4x and 33.2x at August 31, 1997 and November 30, 1996, respectively. The increase in period-end gross leverage is primarily attributable to an increase in the level of securities and other financial instruments owned, primarily governments and agencies as well as an increase in customer financing activities.

         Adjusted total assets represent total assets less the lower of securities purchased under agreements to resell or securities sold under agreements to repurchase. The Company, most of the major rating agencies, and many credit analysts believe that the adjusted leverage ratio is a more effective measure of risk when comparing companies in the securities industry than the gross leverage ratio. The Company's adjusted leverage ratios were 24.3x and 24.8x at August 31, 1997 and November 30, 1996, respectively.

Credit Ratings

         The Company, like other companies in the securities industry, relies on external sources to finance a significant portion of its day-to-day operations. The Company's access to and cost of funding is generally dependent upon its short-and long-term debt ratings. As of August 31, 1997, the current short- and long-term senior debt ratings of Holdings and Lehman Brothers Inc. ("LBI") were as follows:


                                                       Holdings                                    LBI
                                        Short-term                 Long-term            Short-term   Long-term**
---------------------------------------------------------------------------------------------------------------------------
Duff & Phelps Credit Rating Co.            D-1                       A                  D-1            A/A-
Fitch Investors Service Inc.               F-1                       A                  F-1            A/A-
IBCA                                       A1                        A-                 A1             A/A-
Moody's                                    P2                        Baa1               P2             A3*/Baa1
S&P+                                       A-1                       A                  A-1            A+*/A
Thomson BankWatch                          TBW-1                     A-                 TBW-1          A/A-
-----------------------------------------------------------------------------------------------------------------------------

* Provisional ratings on shelf registration
** Senior/subordinated
+  Long-term ratings outlook revised to negative on September 21, 1994

High Yield Securities

         The Company underwrites, trades, invests and makes markets in high yield corporate debt securities. The Company also syndicates, trades and invests in loans to below investment grade rated companies. For purposes of this discussion, high yield debt securities are defined as securities or loans to companies rated BB+ or lower, or equivalent ratings by recognized credit rating agencies, as well as non-rated securities or loans which, in the opinion of

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


management, are non-investment grade. Non-investment grade securities generally involve greater risks than investment grade securities due to the issuer's creditworthiness and the liquidity of the market for such securities. In addition, these issuers have higher levels of indebtedness, resulting in an increased sensitivity to adverse economic conditions. The Company recognizes these risks and aims to reduce market and credit risk through the diversification of its products and counterparties. High yield debt securities are carried at market value and unrealized gains or losses for these securities are reflected in the Company's Consolidated Statement of Operations. The Company's portfolio of such securities at August 31, 1997 and November 30, 1996 included long positions with an aggregate market value of approximately $2.7 billion and $1.7 billion, respectively, and short positions with an aggregate market value of approximately $247 million and $127 million, respectively. The portfolio may, from time to time, contain concentrated holdings of selected issues. The Company's largest high yield position was $140 million and $80 million at August 31, 1997 and November 30, 1996, respectively.

Lending Activities

         The Company has commitments to extend credit in loan syndication transactions of $1.3 billion at August 31, 1997. These commitments are primarily to below investment grade borrowers and, if drawn upon, would represent additional high yield debt securities as defined above. These commitments are typically secured against the borrower's assets, have fixed maturity dates, and are contingent on certain contractual conditions that may require payment of a fee by the counterparty and are drawn down at the discretion of the borrower. The total commitment may not be indicative of actual funding requirements as the commitments may expire without being drawn upon by the borrower. The Company frequently syndicates or participates a portion of these commitments.

Merchant Banking and Bridge Lending Activities

         The Company's merchant banking activities include investments in six partnerships, for which the Company acts as general partner, as well as direct investments. At August 31, 1997, the investments in merchant banking partnerships were $158 million and direct investments were $46 million. The Company's policy is to carry its investments, including its partnership interests, at fair value based upon the Company's assessment of the underlying investments.

         In September 1997, the Company established a $2.0 billion fund for which the Company will act as general partner.

         In connection with its merchant banking activities, the Company has commitments to invest up to an additional $711 million in the above partnerships, which in turn will make direct merchant banking related investments. It is expected that approximately $250 million of these commitments will be made by employee capital contributions through employee investment vehicles. Any amount contributed by employees would reduce the Company's commitment.


         The Company is also a co-sponsor of an interim acquisition funding facility. In connection therewith, the Company is committed to provide up to

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

$150 million to be used by the facility to provide short-term bridge financing. Any draw downs against the facility would be expected to be refinanced, and the outstanding amounts repaid, within a short-term period.

         In addition, at August 31, 1997, the Company had direct short-term bridge financings outstanding of $24 million.

Non-Core Activities and Investments

         In March 1990, the Company discontinued the origination of partnerships (the assets of which are primarily real estate) and investments in real estate. Currently, the Company acts as a general partner or co-general partner for approximately $3.0 billion of partnership investment capital and manages the remaining real estate investment portfolio. At August 31, 1997, the Company had $21 million of investments in these real estate activities, as well as $49 million of commitments and contingent liabilities under guarantees and credit enhancements, both net of applicable reserves. The Company believes any exposure under these commitments and contingent liabilities has been adequately reserved. In certain circumstances, the Company has elected to provide financial and other support and assistance to such investments to maintain investment values. There is no contractual requirement that the Company continue to provide this support.

         The Company also has equity, partnership and debt investments made in previous years that are unrelated to its ongoing businesses. The Company has other investments that are also awaiting their disposition or the occurrence of certain events which will ultimately lead to their liquidation. The Company carries these equity, partnership and debt investments at their fair value, which approximates $80 million at August 31, 1997.

         Management's intention with regard to non-core assets is the prudent liquidation of these investments as and when possible. This is evidenced by the liquidation of certain non-core assets during 1997 which resulted in the recognition of $53 million of revenue.

Year 2000

         The Company has developed a detailed plan to modify its computer systems in anticipation of the year 2000. Many of the existing systems process transactions based on storing two digits for the year of a transaction, rather than the full four digits. If these systems are not identified and reconfigured, year 2000 transactions would be processed as year "00", which would lead to processing inaccuracies and potential inoperability. Costs incurred relating to this project are expensed as technology maintenance costs in accordance with generally accepted accounting principles.

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

         Actions Relating to National Association of Securities Dealers Automated Quotations System ("NASDAQ") Market Maker Antitrust and Securities Litigation (Reported in Holdings' Annual Report on Form 10-K)

         The Stipulation and Order was approved by the United States District Court for the Southern District of New York on April 22, 1997. The class action plaintiffs intervened to appeal the Court's approval of the Stipulation and Order to the United States Court of Appeals for the Second Circuit. That appeal is pending.

         AIA Holding SA et al. v. Lehman Brothers Inc. and Bear Stearns & Co. Inc. (Reported in Holdings' Second Quarter Report on Form 10-Q)
          On July 9, 1997, LBI was served with a complaint in the U.S. District Court for the Southern District of New York in which 277 named plaintiffs assert 24 causes of action against LBI and Bear Stearns & Co., Inc. The amount of damages claimed is unspecified. The claims arise from the activities of an individual named Ahmad Daouk, who was employed by an introducing broker which introduced accounts to Shearson Lehman Hutton between 1988 and 1992. Daouk allegedly perpetrated a fraud upon the claimants, who are mostly investors of Middle Eastern origin, and the complaint alleges that Shearson breached various contractual and common law duties owed to the investors.

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

(a)      Exhibits:

         11       Computation of Per Share Earnings

         12.A     Computation in Support of Ratio of Earnings to Fixed Charges

         12.B Computation in Support of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends

         27       Financial Data Schedule


(b)      Reports on Form 8-K:

         1.       Form 8-K dated September 4, 1997, Item 7.
         2.       Form 8-K dated September 30, 1997, Items 5 and 7.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            LEHMAN BROTHERS HOLDINGS INC.
                                                 (Registrant)





Date:    October 15, 1997           By      /s/ Richard S. Fuld Jr.
                                            --------------------------------
                                            Richard S. Fuld, Jr.
                                            Chairman of the Board and
                                            Chief Executive Officer
                                            (Principal Executive Officer)




Date:    October 15, 1997           By      /s/ Charles B. Hintz
                                            -----------------------------
                                            Charles B. Hintz
                                            Chief Financial Officer
                                            (Principal Financial Officer)

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

Exhibit 12.B Computation in Support of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends

Exhibit 27         Financial Data Schedule

                                                                Exhibit 11

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                        COMPUTATION of PER SHARE EARNINGS
                                   (Unaudited)
                        (In millions, except share data)

                                                               Three months    Three months     Nine months       Nine months
                                                                   ended           ended           ended             ended

                                                                 August 31       August 31       August 31         August 31
                                                                   1997            1996            1997              1996
                                                             --------------   --------------   -------------      -------
Primary:
Weighted average shares outstanding:
   Common stock                                                101,779,299      100,360,184      101,277,622       102,039,193
   Common stock issuable                                        18,125,532       16,236,616       17,274,171        13,213,616
   Common stock equivalents                                      2,458,397          608,975        1,867,283         1,053,961
                                                             --------------     -----------    --------------   --------------
   Total common stock and common stock equivalents             122,363,228      117,205,775      120,419,076       116,306,770
                                                               ===========      ===========      ===========       ===========

Net income                                                           $ 197          $    77            $ 462             $ 289
Preferred dividends (1)                                                (37)              (6)             (50)              (24)
                                                                    ------            -----            -----            ------
Net income applicable to common stock                                $ 160           $   71            $ 412             $ 265
                                                                     =====           ======            =====             =====

Earnings Per Common Share                                         $   1.30         $   0.60         $   3.42         $    2.28
                                                                  ========         ========         ========          ========

Fully diluted:
Weighted average shares outstanding:
   Common stock                                                101,779,299       100,360,184     101,277,622       102,039,193
   Common stock issuable                                        18,125,532        16,236,616      17,406,933        13,213,616
   Common stock equivalents                                      2,458,397           608,975       2,113,483         1,151,972
                                                               -----------       -----------   -------------    -------------
   Total common stock and common stock equivalents             122,363,228       117,205,775     120,798,038       116,404,781
                                                               ===========       ===========     ===========      ===========

Net income                                                           $ 197            $   77           $ 462             $ 289
Preferred dividends (1)                                                (37)               (6)            (50)              (24)
                                                                    ------             -----           -----            ------
Net income applicable to common stock                                $ 160            $   71           $ 412             $ 265
                                                                     =====            ======           =====             =====

Earnings Per Common Share                                         $   1.30           $  0.60        $   3.41          $   2.28
                                                                  ========           =======        ========           =======

(1) Amounts for 1997 include approximately $31 million of dividends recognized for the Company's redeemable voting preferred stock. Amount for the nine months ended August 31, 1996 includes a $2 million premium paid over par value to repurchase the Company's $200 million 8.44% cumulative preferred stock owned by the American Express Company.

                                                                Exhibit 12.A

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
          COMPUTATION in SUPPORT of RATIO of EARNINGS to FIXED CHARGES
                              (Dollars in millions)
                                   (Unaudited)

                                               For the            For the         For the           For the         For the
                                                year            eleven months      year              year          nine months
                                                ended               ended          ended            ended            ended
                                            December 31          November 30     November 30      November 30      August 31
                                        --------------------     -----------     -----------      -----------      ---------
                                        1992            1993        1994            1995             1996            1997
                                        ----            ----        ----            ----             ----            ----
Fixed Charges:
Interest expense:
    Subordinated indebtedness        $       150         $ 144      $ 158          $   206           $  220         $  186

    Bank loans and other
      borrowings*                          5,035         5,224       6,294          10,199           10,596          9,238
    Interest component of rentals
      of office and equipment                 74            76          42              44               34             23
  Other adjustments**                          2             7           4              28               16              8
                                       ----------    ---------   ---------      ----------       ----------     ----------
    TOTAL (A)                             $5,261        $5,451      $6,498         $10,477          $10,866        $ 9,455
                                          =======       ======      ======         =======          =======        =======

Earnings:
  Pretax income (loss) from
    continuing operations                $  (247)     $     27     $   193       $     369         $     637      $    672
  Fixed charges                            5,261         5,451       6,498          10,477            10,866         9,455
  Other adjustments***                     _____            (6)         (4)            (28)              (14)           (8)
                                                       -------      -------        ---------         ---------    ----------

    TOTAL (B)                             $5,014        $5,472      $6,687         $10,818           $11,489       $10,119
                                          ======        ======      ======         =======           =======       =======
(B / A)                                    ****           1.00        1.03            1.03              1.06          1.07


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

                                              For the              For the         For the          For the         For the
                                               year             eleven months       year             year          nine months
                                               ended                ended           ended           ended            ended
                                           December 31           November 30     November 30      November 30      August 31
                                        ------------------       -----------     -----------      -----------      ---------
                                        1992          1993          1994            1995             1996            1997
                                        ----          ----          ----            ----             ----            ----
Combined Fixed Charges
 and Preferred Dividends:
   Interest expense:
    Subordinated indebtedness           $  150       $   144         $   158      $    206          $    220        $   186
    Bank loans and other
      borrowings*                        5,035         5,224           6,294        10,199            10,596          9,238
    Interest component of rentals
      of office and equipment               74            76              42            44                34             23
  Other adjustments**                        2             7               4            28                16              8
                                     ----------     ---------      ---------     ---------         ---------      ---------
  Total fixed charges                    5,261         5,451           6,498        10,477            10,866          9,455
  Preferred dividends (tax
    equivalent basis)                       48            48              58            64                58             72
                                      --------       --------       --------     ---------         ---------      ---------
     TOTAL (A)                          $5,309        $5,499          $6,556       $10,541           $10,924        $ 9,527
                                        ======        ======          ======       =======           =======        =======

Earnings:
  Pretax income (loss) from
    continuing operations               $ (247)     $      27        $   193     $     369         $     637       $    672
  Fixed charges                          5,261          5,451          6,498        10,477            10,866          9,455
  Other adjustments***                   _____             (6)            (4)          (28)              (14)            (8)
                                                       -------        -------      -------           --------       --------
    TOTAL (B)                           $5,014          $5,472        $6,687       $10,818           $11,489        $10,119
                                        ======          ======        ======       =======           =======        =======
(B / A)                                   ****           ****           1.02          1.03              1.05           1.06

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