Form 10-K405
period 1997-11-30
LEHMAN BROTHERS HOLDINGS INC
filed 1998-02-27
CIK 806085

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

                  FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1997

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b)OF THE ACT:

                                                                               NAME OF EACH EXCHANGE
                             TITLE OF EACH CLASS                                ON WHICH REGISTERED
------------------------------------------------------------------------------------------------------
Common Stock, $0.10 par value                                                 New York Stock Exchange
                                                                              Pacific Stock Exchange
Select Technology Index Call Warrants Expiring May 15, 1998                   American Stock Exchange
Global Telecommunications Stock Upside Note Securities(SM) Due 2000           American Stock Exchange
8 3/4% Notes Due 2002                                                         New York Stock Exchange
8.30% Quarterly Income Capital Securities Series A, Due December 31, 2035     New York Stock Exchange
$55 Million Serial Zero Coupon Senior Notes Due May 16, 1998                  American Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Aggregate market value of the common equity held by non-affiliates of the Registrant at February 10, 1998 was approximately $6,868,507,423. For purposes of this information, the outstanding shares of common stock owned by certain executive officers of the Registrant were deemed to be shares of common stock held by affiliates.

     As of February 10, 1998, 119,097,077 shares of the Registrant's Common Stock, $0.10 par value per share, were issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     (1) Lehman Brothers Holdings Inc. 1997 Annual Report to Stockholders (the "Annual Report") -- Incorporated in part in Form 10-K, Parts I, II and IV.
     (2) Lehman Brothers Holdings Inc. Proxy Statement for its 1998 Annual Meeting of Stockholders (the "Proxy Statement") -- Incorporated in part in Form 10-K, Parts I and III.
================================================================================

                                     PART I

ITEM 1. BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

     As used herein, "Holdings" or the "Registrant" means Lehman Brothers Holdings Inc., a Delaware corporation, incorporated on December 29, 1983. Holdings and its subsidiaries are collectively referred to as the "Company", the "Firm" or "Lehman Brothers," and the principal subsidiary of Holdings, Lehman Brothers Inc., a Delaware corporation, is referred to herein as "LBI."

     The Company is one of the leading global investment banks serving institutional, corporate, government and high-net-worth individual clients and customers. Its executive offices are located at 3 World Financial Center, New York, New York 10285 and its telephone number is (212) 526-7000.

LEHMAN BROTHERS

     The Company's worldwide headquarters in New York and regional headquarters in London and Tokyo are complemented by offices in additional locations in North America, Europe, the Middle East, Latin America and the Asia Pacific region. The Company is engaged primarily in providing financial services. Other businesses in which the Company is engaged represent less than 10 percent of consolidated assets, revenues or pre-tax income.

     The Company's business includes capital raising for clients through securities underwriting and direct placements; corporate finance and strategic advisory services; merchant banking; securities sales and trading; research; and the trading of foreign exchange, derivative products and certain commodities. The Company acts as a market-maker in all major equity and fixed income products in both the domestic and international markets. Lehman Brothers is a member of all principal securities and commodities exchanges in the United States, as well as the National Association of Securities Dealers, Inc. ("NASD"), and holds memberships or associate memberships on several principal international securities and commodities exchanges, including the London, Tokyo, Hong Kong, Frankfurt, Paris, Stockholm and Milan stock exchanges.

     The Company's business activities are highly integrated and constitute a single industry segment. Financial information concerning the Company for the fiscal years ended November 30, 1997, November 30, 1996 and November 30, 1995, including the amount of revenue contributed by classes of similar products or services that accounted for 10% or more of the Company's consolidated revenues in any one of those periods, is set forth in the Consolidated Financial Statements and the Notes thereto in the 1997 Annual Report and is incorporated herein by reference. Information with respect to the Company's operations by geographic area are set forth in Note 14 to the Notes to Consolidated Financial Statements on pages 92-93 of the 1997 Annual Report and is incorporated herein by reference.

     Since 1990, Lehman Brothers has focused on a "client/customer-driven" strategy. Under this strategy, Lehman Brothers concentrates on serving the needs of major issuing and advisory clients and investing customers worldwide to build an increasing flow of business that leverages the Company's research, underwriting and distribution capabilities. Customer flow continues to be the primary source of the Company's net revenues. Developing long-term relationships with issuing clients and investing customers is a central premise of the Company's client/customer-driven strategy. Based on management's belief that each client and customer directs a majority of its financial transactions to a limited number of investment banks, Lehman Brothers' investment banking and institutional and private client sales professionals focus on a targeted group of clients and customers worldwide to identify and develop lead relationships. The Company believes that such relationships position Lehman Brothers to receive a substantial portion of its clients' and customers' financial business and lessen the volatility of net revenues generally associated with the financial services industry.

LEHMAN BUSINESSES

     Lehman Brothers is a leading underwriter of global fixed income and equity securities in the public and private markets. The Company is also a prominent advisor for corporations and governments around the world.

INVESTMENT BANKING

     Lehman Brothers' Investment Banking professionals are responsible for developing and maintaining relationships with issuing clients, gaining a thorough understanding of their specific needs and bringing together the full resources of Lehman Brothers to accomplish their financial objectives. Investment Banking is organized into industry, product and geographic coverage groups, enabling individual bankers to develop specific expertise in particular industries and markets. Global industry coverage groups include Financial Services, Healthcare, Industrial, Media and Telecommunications, Natural Resources, Power, Real Estate and Technology. Where appropriate, specialized product groups are partnered with the industry and geographic groups to provide tailor-made solutions for Lehman Brothers' clients. These groups include Equity Capital Markets, which includes equity and equity-related securities and derivatives; Debt Capital Markets, which incorporates expertise in syndicate, liability management, derivatives and private placements; Mergers and Acquisitions; and Leveraged Finance, which includes high yield debt and bank loan syndication.

     Mergers and Acquisitions/Strategic Advisory. Lehman Brothers has a long history of providing strategic advisory services to corporate, institutional and government clients around the world on a wide range of financial matters, including mergers and acquisitions, restructurings and spin-offs, targeted stock transactions, share repurchase strategies, takeover defenses, corporate governance issues and tax optimization strategies. Linkages between strategic advisory services and the Firm's foreign exchange, derivatives and leveraged financing products are widely utilized. The Company's Mergers and Acquisitions group works closely with product, industry and geographic coverage bankers around the world. Geographically, Lehman Brothers maintains investment banking offices in six cities within the U.S. and in 18 cities in Europe, Canada, the Middle East, Asia and Latin America.

FIXED INCOME

     Lehman Brothers actively participates in all key fixed income markets worldwide and maintains a 24-hour trading presence in global fixed income securities. The Company combines professionals from the distribution, research and trading areas of Fixed Income, together with investment bankers, into teams to serve the financial needs of the Company's clients and customers. The Company is a leading underwriter of new issues, and is also a preeminent market-maker in these and other fixed income securities. The Company's global presence facilitates client and customer transactions and provides liquidity in marketable fixed and floating rate debt securities.

     Fixed Income businesses include the following:

     Government and Agency Obligations. Lehman Brothers is one of the leading primary dealers in U.S. government securities, as designated by the Federal Reserve Bank of New York, participating in the underwriting and market-making of U.S. Treasury bills, notes and bonds, and securities of federal agencies. The Company is also a market-maker in the government securities of all G7 countries, and participates in other major European and Asian government bond markets. The Company is active in the Canadian market through its Toronto office, in France as a reporting dealer and in Italy as a super-primary dealer.

     Money Market Products. Lehman Brothers holds a dominant market position in the origination and distribution of commercial paper. The Company is an appointed dealer for over 600 commercial paper programs on behalf of companies and government agencies worldwide.

     Corporate Debt Securities. Lehman Brothers engages in the underwriting and market making of fixed and floating rate investment grade debt worldwide. Since 1995, the Company has received global medium-term note mandates for over 270 programs with a borrowing capacity of $657 billion. The Company is also a major participant in the preferred stock market, managing numerous offerings of long-term and perpetual preferreds and auction rate securities.

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

     Mortgage and Asset-Backed Securities. The Company is a leading underwriter of and market-maker in residential and commercial mortgage- and asset-backed securities and is active in all areas of secured lending, structured finance and securitized products. Lehman Brothers underwrites and makes markets in the full range of U.S. agency-backed mortgage products, mortgage-backed securities, asset-backed securities and whole loan products. The Company also is engaged in principal real estate investments. Internationally, the Firm has expanded its capabilities in mortgage and asset-backed securities, leases, mortgages, multi-family financing and commercial loans.

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

     Fixed Income Derivatives. The Company offers a broad range of derivative product services in all major currencies on a 24-hour-per-day global basis. Derivatives professionals are integrated into all of the Company's fixed income areas in response to the continued convergence of the cash and derivative markets worldwide.

     Foreign Exchange. Lehman Brothers' global foreign exchange operation provides its customers with 24-hour access and trade execution in all currencies for spot, forward and over-the-counter option markets. In a collaboration with the Firm's emerging markets unit, the Firm's foreign exchange activities have increasingly diversified into Latin America, Eastern Europe and Asian currencies. Lehman Brothers also provides advisory services to central banks, corporations and investors worldwide, structuring innovative products to fit their specific needs. The Firm makes extensive use of its worldwide macroeconomics research to advise clients on the appropriate strategies to minimize interest rate and currency risk. In addition to the Company's traditional client/customer-driven foreign exchange activities, Lehman Brothers also trades foreign exchange for its own account.

EQUITIES

     Lehman Brothers has integrated professionals from the Equities sales, trading, investment banking and research areas to serve the financial needs of the Company's equity clients and customers. The Company's equity expertise and the integrated nature of the Company's global operations enable Lehman Brothers to structure and execute global equity transactions for clients worldwide. The Company is a leading underwriter of initial public and secondary offerings of equity and equity-related securities. Lehman Brothers also makes markets in these and other securities, and executes block trades on behalf of clients and customers. The Company actively participates in assisting governments around the world in raising equity capital as part of their privatization programs.

     The Equities group is responsible for the Company's equity operations and all dollar and non-dollar equity and equity-related products worldwide. These products include listed and over-the-counter ("OTC") securities, American Depositary Receipts, convertibles, options, warrants and derivatives. The Company participates in the global equity and equity-related markets in all major currencies through its worldwide presence and membership in major stock exchanges, including among others, those in New York, London, Tokyo, Hong Kong, Frankfurt, Paris, Milan and Stockholm.

     Equity Derivatives. Lehman Brothers offers equity derivative capabilities across a wide spectrum of products and currencies, including domestic and international program trading, listed options and futures and structured derivatives. In 1997, Lehman Brothers reorganized its equity derivatives business into two major product areas - a global volatility business, encompassing options-related products, and a global portfolio trading business that specializes in index arbitrage, agency/risk baskets and other structured products.

     Equity Finance. Lehman Brothers maintains an extensive Equity Financing and Prime Broker business to provide liquidity to its clients and customers and supply a source of secured financing for the Firm. Equity Finance provides margin lending for the purchase of equities and other capital markets' products as well as securities lending and short selling facilitation. The Prime Broker business, which significantly increased its global business in 1997, engages in full operations, clearing and processing services for that unit's customers.

MERCHANT BANKING

     Lehman Brothers' merchant banking activities include making principal investments in corporations in partnership with clients of the Firm, raising capital from institutional and high-net-worth investors and managing these investments until they are realized. The Firm's Merchant Banking group has more than 20 dedicated professionals based in New York, London and Hong Kong.

     In September 1997, the Firm established a new $2 billion merchant banking fund, for which a subsidiary of LBI will act as general partner. The Company has commitments to invest up to an additional $498 million in the partnerships, which in turn will make direct merchant banking related investments.

     The Company's current merchant banking activities include investments in nine active partnerships, for which the Company acts as general partner, as well as direct investments. These merchant banking investments include both publicly traded and privately held companies diversified on a geographic and industry basis. At November 30, 1997, the investment in merchant banking partnerships was $167 million and direct investments were $75 million.

GLOBAL DISTRIBUTION

     Lehman Brothers' institutional and private client sales organizations encompass distinct global sales forces that have been integrated into the Fixed Income and Equities businesses to provide investors with the full array of products and research offered by the Firm.

     Fixed Income Sales. The Firm's Fixed Income sales force is one of the largest in the industry, with approximately 325 professionals in 14 locations worldwide, serving the investing and liquidity needs of major institutional investors. Employing a relationship management approach that provides superior information flow and product opportunities for the Firm's customers, the Fixed Income sales organization covers the major share of the buying power in the global fixed income markets. Further, the Firm's expertise in foreign exchange and derivatives provides customers with comprehensive solutions to their global risk management needs.

     Equity Sales. Lehman Brothers' institutional Equity sales group of over 315 professionals provides an extensive range of services to institutional investors through locations in the U.S., Europe and Asia. The Equity sales organization focuses on developing long-term relationships though a comprehensive understanding of customers' investment objectives, while providing proficient execution and consistent liquidity in a wide range of global equity securities and derivatives.

     Private Client Sales. The Company's Private Client Services group of 288 professionals serves the investment needs of private investors with substantial assets as well as over 1,000 mid-sized institutional accounts worldwide. The group has a global presence with investment representatives located in 12 offices worldwide. Among other services, investment professionals provide their clients with direct access to fixed income, equity, foreign exchange and derivative products, as well as the Firm's research and execution capabilities, thereby serving as a valuable extension of the Firm's institutional sales force.

RESEARCH

     Fixed Income Research. Fixed Income research at Lehman Brothers encompasses the full range of research disciplines: quantitative, economic, strategic, credit, portfolio, relative value and market-specific analysis. Fixed Income research is integrated with and supports the Company's investment banking, sales and trading activities. An important objective of Fixed Income research is to have in place high quality research analysts covering industry, geographic and economic sectors that support the activities of the Company's clients and customers. The department's 275 specialists provide expertise in U.S., European and Asian government and agency securities, derivatives, sovereign issues, corporate securities, high yield, asset- and mortgage-backed securities, real estate, emerging market debt and municipal securities.

     Equity Research. The Equity Research department, comprised of 260 professionals, is integrated with and supports the Company's investment banking, sales and trading activities. To ensure in-depth expertise within various markets, Equity Research has established regional teams on a worldwide basis that are staffed with industry and strategy specialists.

OTHER BUSINESS ACTIVITIES

     Lehman Brothers also participates in business opportunities such as arbitrage and proprietary trading that leverage the Company's expertise, infrastructure and resources. These businesses may generate substantial revenues but generally entail a higher degree of risk as the Company trades for its own account.

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

     Asset Management. In 1997, the Firm launched a series of 12 onshore and offshore funds managed by 25 third-party managers. The Firm also offers a number of tailored products to its client base, including an array of single client funds, managed accounts and advisory services.

     Proprietary Trading. In addition to its customer-flow activities, Lehman Brothers also takes proprietary positions in interest rates, foreign exchange, various securities, derivatives and commodities for its own account. The Company's proprietary trading activities bring together various research and trading disciplines allowing it to take market positions, which at times may be significant, consistent with the Company's expectations of future events (such as movements in the level of interest rates, changes in the shape of yield curves and changes in the value of currencies). The Company is subject to the risk that actual market events will be different from the Company's expectations, which may result in significant losses associated with such proprietary positions. The Company's proprietary trading activities are generally carried out in consultation with personnel from the relevant major product areas (e.g., mortgages, derivatives and foreign exchange).

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

     In 1997, the Company invested in a strategic global foundation for information technology upon which all future investments in technology will be leveraged. The Company's response to the Year 2000 issue is described under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Other -- Impact of the Year 2000" on page 59 of the Annual Report, and is incorporated herein by reference.

RISK MANAGEMENT

     As a leading global investment banking company, risk is an inherent part of the Company's businesses. Global markets, by their nature, are prone to uncertainty and subject participants to a variety of risks. The Company has developed policies and procedures to identify, measure and monitor each of the risks involved in its trading, brokerage and investment banking activities on a global basis. The principal risks of Lehman Brothers are market, credit, liquidity, legal and operational risks. Risk Management is considered to be of paramount importance. The Company devotes significant resources across all of its worldwide trading operations to the measurement, management and analysis of risk, including investments in personnel, information technology infrastructure and systems.

     A complete description of the Firm's Risk Management procedures is contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Management" on pages 55-58 of the Annual Report, and is incorporated herein by reference.

NON-CORE ASSETS

     Prior to 1990, the Company participated in a number of activities that were not central to its current business as an institutional investment banking firm. As a result of these activities, the Company carries on its balance sheet a number of relatively illiquid assets (the "Non-Core Assets"), including a number of individual real estate assets, limited partnership interests and a number of smaller investments. Subsequent to their purchase, the values of certain of these Non-Core Assets declined below the recorded values on the Company's balance sheet, which necessitated the write-down of the carrying values of these assets and corresponding charges to the Company's Consolidated Statement of Income. Certain of these activities have resulted in various legal proceedings.

     Since 1990, management has devoted substantial resources to reducing the Company's Non-Core Assets. At November 30, 1997, the Company had $48 million of net exposure to these real estate activities, including investments, commitments and contingent liabilities under guarantees and credit enhancements. The value of the Company's Non-Core Assets includes carrying value plus contingent exposures net of reserves. Management's intention with regard to these Non-Core Assets is the prudent liquidation of these investments as and when possible.

COMPETITION

     All aspects of the Company's business are highly competitive. The Company competes in domestic and international markets directly with numerous other brokers and dealers in securities and commodities, investment banking firms, investment advisors and certain commercial banks and, indirectly for investment funds, with insurance companies and others.

     The financial services industry has become considerably more concentrated as numerous securities firms have either ceased operations or have been acquired by or merged into other firms. In addition, several small and specialized securities firms have been successful in raising significant amounts of capital for their merger and acquisition activities and merchant banking investment vehicles and for their own accounts. These developments have increased competition from firms, a number of whom have significantly greater equity capital than the Company.

REGULATION

     The securities industry in the United States is subject to extensive regulation under both federal and state laws. LBI and certain other subsidiaries of Holdings are registered as broker-dealers and investment advisors with the Commission and as such are subject to regulation by the Securities and Exchange Commission (the "SEC") and by self-regulatory organizations, principally the NASD and national securities exchanges such as the New York Stock Exchange, which has been designated by the SEC as LBI's primary regulator, and the Municipal Securities Rulemaking Board. Securities firms are also subject to regulation by state securities administrators in those states in which they conduct business. LBI is a registered broker-dealer in all 50 states, the District of Columbia and the Commonwealth of Puerto Rico. The SEC, self-regulatory organizations and state securities commissions may conduct administrative proceedings, which may result in censure, fine, the issuance of cease-and-desist orders or suspension or expulsion of a broker-dealer or an investment advisor, its officers or employees.

     LBI is registered with the Commodity Futures Trading Commission (the "CFTC") as a futures commission merchant and is subject to regulation as such by the CFTC and various domestic boards of trade and other commodity exchanges. The Company's U.S. commodity futures and options business is also regulated by the National Futures Association, a not-for-profit membership corporation which has been designated as a registered futures association by the CFTC.

     The Company does business in the international fixed income, equity and commodity markets and undertakes investment banking activities through its London subsidiaries. The U.K Financial Services Act of 1986 (the "Financial Services Act") governs all aspects of the United Kingdom investment banking business, including regulatory capital, sales and trading practices, use and safekeeping of customer funds and securities, record keeping, margin practices and procedures, registration standards for individuals, periodic reporting and settlement procedures. Pursuant to the Financial Services Act, the Company is subject to regulations administered by The Securities and Futures Authority Limited, a self regulatory organization of financial services companies (which regulates the Company's equity, fixed income, commodities and investment banking activities), and the Bank of England (which regulates its wholesale money market, bullion and foreign exchange businesses).

     Holdings' subsidiary, Lehman Brothers Japan Inc., is a licensed securities company in Japan and a member of the Tokyo Stock Exchange, the Osaka Stock Exchange and the Tokyo Financial Futures Exchange and, as such, is regulated by the Japanese Ministry of Finance, the Japan Securities Dealers Association and such exchanges.

     The Company believes that it is in material compliance with the regulations described herein.

CAPITAL REQUIREMENTS

     LBI, Lehman Brothers International (Europe) ("LBIE"), the Tokyo branch of Lehman Brothers Japan Inc. ("LBJTB") and other of Holdings' subsidiaries are subject to various securities, commodities and banking regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Liquidity and Capital Resources -- Regulatory Capital" on page 51 of the 1997 Annual Report, and Note 8 of Notes to Consolidated Financial Statements.

EMPLOYEES

     As of November 30, 1997 the Company employed approximately 8,340 persons, including 5,832 in the U.S. and 2,508 internationally. The Company considers its relationship with its employees to be good.

ITEM 2. PROPERTIES

     The Company's headquarters occupy approximately 1.1 million square feet of space at 3 World Financial Center in New York, New York, which is owned by the Company as tenants-in-common with American Express and various other American Express subsidiaries, and approximately 77,000 square feet of which has been subleased.

     The Company leases approximately 405,000 square feet for offices located at 101 Hudson Street in Jersey City, New Jersey (the "Operations Center"), of which approximately 63,000 square feet has been subleased. The Operations Center is used by systems, operations, and certain administrative personnel and contains certain back-up trading systems. The lease expires in December 2010.

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

ITEM 3. LEGAL PROCEEDINGS

     The Company is involved in a number of judicial, regulatory and arbitration proceedings concerning matters arising in connection with the conduct of its business. Such proceedings include actions brought against the Company and others with respect to transactions in which the Company acted as an underwriter or financial advisor, actions arising out of the Company's activities as a broker or dealer in securities and commodities and actions brought on behalf of various classes of claimants against many securities and commodities firms, including the Company.

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

  Actions Relating To First Capital Holdings Inc.

     Concurrent with the bankruptcy filing of First Capital Holdings ("FCH") in May, 1991 and the conservatorship and receivership of its two life insurance subsidiaries, First Capital Life Insurance Company ("First Capital Life") and Fidelity Bankers Life Insurance Company ("Fidelity Bankers Life") (First Capital Life and Fidelity Bankers Life collectively, the "Insurance Subsidiaries"), a number of lawsuits were commenced, naming one or more of Holdings, Lehman Brothers and American Express as defendants

(individually or collectively, as the case may be, the "American Express Defendants"). Most of these actions have been subsequently settled and/or dismissed. The matter still pending is described below.

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

  Easton & Co. v. Mutual Benefit Life Insurance Co., et al., Easton & Co. v. Lehman Brothers Inc.

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

  Warren D. Chisum, et al. v. Lehman Brothers Inc. et al.

     On February 28, 1994 a purported class action was filed in the United States District Court for the Northern District of Texas. An amended complaint was filed on December 15, 1994. The amended complaint names LBI and two former EFH employees as defendants. The complaint alleges that defendants violated
Section 10(b) of the Exchange Act and RICO, breached their fiduciary duties and the limited partners' contract and committed fraud in connection with the origination, sale and operation of nine EFH net lease real estate limited partnerships. Plaintiffs seek: (i) to certify a class of all persons who purchased limited partnership interests in the nine partnerships at issue, (ii) unspecified damages, plus interest or rescission, (iii) treble damages, (iv) punitive damages and (v) accounting and attorneys' fees. On April 2, 1996 the Court filed an opinion and order certifying the litigation as a class action, consisting of all persons who purchased interests in the nine EFH net lease limited partnerships. On July 11, 1996, the Court issued a memorandum and order dismissing plaintiffs' RICO claim. Defendants answered the complaint and denied its material allegations. The parties have entered into a settlement agreement which was preliminarily approved by the Court on February 20, 1998 and is subject to the Court's final approval.

  Actions Relating to the Sales and Marketing of Limited Partnerships

     Subsequent to a January 26, 1996 article in the Wall Street Journal entitled "SEC, Brokers Study Pact on Partnerships," various putative class actions were filed in different state courts relating to the sales and marketing of limited partnerships by E.F. Hutton & Co. and Shearson and their affiliates during the 1980s. Thereafter all of these actions were consolidated into the two actions described below, or were effectively stayed while these actions proceed.

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

     In re Lehman Brothers Limited Partnership Litigation. On October 18, 1996, a purported first consolidated and amended class action complaint was filed in the Court of Chancery of the State of Delaware in and for New Castle County on behalf of all persons who purchased units in various public, proprietary limited partnerships organized by Shearson or E.F. Hutton & Co. or operated by affiliates of those entities between 1981 and the present (with certain exceptions). Defendants are LBI and 56 Lehman-affiliated general partners. The complaint alleges that defendants breached their fiduciary duties or aided and abetted such a breach by allegedly misrepresenting and or failing to disclose the nature of the risks and the status and financial condition of the partnerships; collecting excessive fees; failing to exercise due care in selecting investments for the partnerships; and recommending and selling the partnerships as suitable investments. The complaint seeks, among other things
(1) to certify the case as a class action; (2) to declare that defendants breached their duties; (3) to enjoin defendants from operating the partnerships for their own benefit; (4) to account for all profits and impose a constructive trust on them; and (5) to award compensatory damages, costs and expenses and attorneys' fees.

     Klein, et al. v. Lehman Brothers, Inc., et al. On January 15, 1998, a purported third amended class action complaint was filed in the Superior Court of New Jersey, Law Division: Union County on behalf of investors in certain specified limited partnerships sponsored by Balcor and sold by various entities, including, among others, Shearson and certain of its affiliates. Named as defendants are LBI, various affiliates of LBI, American Express Company, Smith Barney Holdings, Inc., Balcor, a number of Balcor-originated limited partnerships and various individuals and entities affiliated with Balcor. The complaint alleges claims in connection with the marketing, sale and operation of the limited partnerships for common law fraud and deceit, equitable fraud, negligent misrepresentation, breach of fiduciary duty and contract and violation of certain New Jersey statutes relating to the sale of securities. The complaint seeks compensatory damages for lost principal and interest, general damages and punitive damages, treble damages under the New Jersey statutes, and costs and attorneys' fees.

  Maxwell Related Litigation

     There is one remaining lawsuit arising out of transactions entered into with the late Robert Maxwell or entities controlled by Maxwell interests.

     MCC Proceeds Inc. v. Lehman Brothers International (Europe). This action was commenced by issuance of a writ in the High Court of Justice in London, England on July 14, 1995. In this action, MCC Proceeds Inc., as successor to Macmillan, Inc., seeks a declaration of the rightful ownership of approximately
10.6 million shares of Berlitz International Inc. common stock. The High Court granted LBIE's application to dismiss the proceeding and assessed costs against MCC Proceeds. On December 19, 1997, the Court of Appeal affirmed the dismissal of this proceeding.

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

     On December 16, 1994, plaintiffs served a consolidated Amended Complaint naming 33 defendants including LBI. Plaintiffs claim violations of the federal antitrust laws including Section I of the Sherman Antitrust Act. Plaintiffs seek unspecified compensatory damages trebled in accordance with the antitrust laws, costs including attorneys' fees as well as injunctive relief. The court dismissed the action with leave to replead, stating that the complaint failed to identify the securities involved with sufficient specificity. The plaintiffs replied and the defendants answered the amended complaint on November 17, 1995. On December 23, 1997, LBI settled the class action along with 29 other broker-dealers. The settlement is subject to final approval by the court.

     LBI entered into a Stipulation and Order resolving a civil complaint filed by the U.S. Department of Justice alleging that LBI and 23 other NASDAQ market makers violated Section 1 of the Sherman Act in connection with certain market making practices. In entering into the Stipulation and Order the parties agreed that the defendants would not engage in certain types of market making activities and the defendants undertook specified steps to assure compliance with their agreement. The Stipulation and Order were approved by the United States District Court for the Southern District of New York, which decision is on appeal to the Second Circuit Court of Appeals. If the approval is affirmed throughout the appellate process, the complaint will be dismissed with prejudice.

  Sonnenfeld v. The City and County of Denver, Colorado, et al.

     On August 4, 1995, a Consolidated Amended Class Action Complaint (the "Complaint") was filed in the United States District Court for the District of Colorado, consolidating and amending previously filed complaints and adding, among other defendants, LBI. The Complaint was purportedly brought on behalf of all persons, other than defendants, who purchased Denver Airport System Revenue Bonds during the period February 27, 1992 through May 3, 1994 that were issued by the City and County of Denver and who were damaged by their investments. The parties entered into a settlement of the action which was approved by the Court on December 8, 1997.

  AIA Holding SA et al. v. Lehman Brothers Inc. and Bear Stearns & Co., Inc.

     On July 9, 1997, LBI was served with a complaint in the U.S. District Court for the Southern District of New York in which 277 named plaintiffs assert 24 causes of action against LBI and Bear Stearns & Co., Inc. The amount of damages claimed is unspecified. The claims arise from the activities of an individual named Ahmad Daouk, who was employed by an introducing broker which introduced accounts to Shearson Lehman Hutton between 1988 and 1992. Daouk allegedly perpetrated a fraud upon the claimants, who are mostly investors of Middle Eastern origin, and the complaint alleges that Shearson breached various contractual and common law duties owed to the investors. LBI and Bear Stearns & Co., Inc. have filed a motion to dismiss the complaint and expect a ruling on such motion within the next several months.

  Actions Relating to Bre-X Minerals Ltd.

     McNamara et al. v. Bre-X Minerals Ltd. et al. On July 25, 1997, an Amended Class Action Complaint was filed in the United States District Court for the Eastern District of Texas against 16 defendants, including LBI, which seeks unspecified compensatory damages, interest, costs and attorney's fees on behalf of purchasers of Bre-X common stock and/or Bresea common stock. The Complaint raises claims under the federal securities laws and the common law of fraud and negligent misrepresentation. The Complaint's stated basis for naming LBI is that one of its securities analysts published research on Bre-X. On or about November 21, 1997, several defendants, including LBI, moved to dismiss the Complaint, or, in the alternative, to transfer venue to the Southern District of New York. Plaintiffs have also filed a motion for class certification, which is stayed pending resolution of the motions to dismiss.

     Klaasen v. Lehman Brothers Inc. et al. On October 2, 1997, William L. Klaasen, "individually and for all those similarly situated within the State of California," filed a Complaint against LBI in the Superior Court for the State of California in and for the County of San Diego. The Complaint raises a claim for common law negligence, and seeks, on behalf of California purchasers of Bre-X and Bresea stock, class certification, rescission, interest, compensatory and punitive damages, disgorgement and restitution of profits and compensation received by LBI, and costs. The action is currently stayed by consent until the earlier of April 1, 1998 or 30 days following the decision on the motion to dismiss in the McNamara case.

     Chow et al. v. Bre-X Minerals Ltd. et al. On October 10, 1997, 125 named plaintiffs filed an action in the Court of Queen's Bench of Alberta, in Calgary, Canada, against 35 named defendants, including LBI. Plaintiffs' claim against LBI, which has not yet been served, is for common law negligence.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The approximate number of holders of record of the Registrant's Common Stock was 25,332 at February 10, 1998. Information concerning the market for the Registrant's common equity and related stockholder matters is set forth on page 98 of the Annual Report and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

     Selected financial data contained on pages 95-96 of the Annual Report is deemed a part of this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis of Financial Condition and Results of Operations is set forth under the same caption on pages 36-61 of the Annual Report. Such information is hereby incorporated herein by reference and should be read in conjunction with the Consolidated Financial Statements of the Registrant and its Subsidiaries together with the Notes thereto contained on pages 63-94 of the Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Management" on pages 55-58 of the Annual Report is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements of the Registrant and its Subsidiaries together with the Notes thereto and the Report of Independent Auditors thereon required by this Item are contained in the Annual Report on pages 62-94 and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information relating to Directors of the Registrant is set forth under the caption "Election of Directors" on pages 5-8 of the Proxy Statement and information relating to Executive Officers of the Registrant is set forth under the caption "Executive Officers of the Company" on pages 11-12 of the Proxy Statement and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     Information relating to executive compensation is set forth under the captions "Compensation of Directors", "Compensation Committee Report of Executive Officer Compensation", "Compensation of Executive Officers", "Pension Benefits" and "Employment Contracts, Termination of Employment and Change of Control Arrangements" on pages 10, 13-18 of the Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information relating to security ownership of management and certain beneficial owners is set forth under the caption "Security Ownership of Directors and Executive Officers" on page 12 of the Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information relating to certain relationships and related transactions is set forth under the captions "Certain Transactions and Agreements with Directors and Executive Officers", "Certain Transactions and Agreements with American Express and Subsidiaries", "Certain Transactions and Agreements with Nippon Life" and "Certain Transactions with Other Institutional Investors and Their Subsidiaries" on pages 19-22 of the Proxy Statement and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
         ON FORM 8-K

     (a) 1. Financial Statements:

     The Financial Statements and the Notes thereto and the Report of Independent Auditors thereon and filed as a part hereof are listed on page F-1 hereof by reference to the corresponding page number in the Annual Report.

        2. Financial Statement Schedules:

     The financial statement schedule and the notes thereto filed as a part are listed on page F-1 hereof.

        3. Exhibits:

EXHIBIT
  NO.
-------
3.1        Restated Certificate of Incorporation of the Registrant dated May 27, 1994
           (incorporated by reference to Exhibit 3.1 of the Registrant's Transition Report on
           Form 10-K for the eleven months ended November 30, 1994).
3.2        By-Laws of the Registrant, amended as of March 26, 1997 (incorporated by reference to Exhibit 10 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997).
4.1        The instruments defining the rights of holders of the long-term debt securities of the Registrant and its subsidiaries are omitted pursuant to section (b) (4) (iii)
           (A) of Item 601 of Regulation S-K. The Registrant hereby agrees to furnish copies of these instruments to the Securities and Exchange Commission upon request.
9.1        1997 Trust under Lehman Brothers Holdings Inc. Incentive Plans (incorporated by reference to the Registrant's Form 8-K dated September 4, 1997).
10.1       Agreement of Tenants-In-Common by and among American Express Company, American
           Express Bank Ltd., American Express Travel Related Services Company, Inc., Shearson
           Lehman Brothers Inc., Shearson Lehman Government Securities, Inc. and Shearson
           Lehman Commercial Paper Incorporated (incorporated by reference to Exhibit 10.1 of the Registrant's Transition Report on Form 10-K for the eleven months ended November
           30, 1994).
10.2       Tax Allocation Agreement between Shearson Lehman Brothers Holdings Inc. and American
           Express Company (incorporated by reference to Exhibit 10.2 of the Registrant's
           Transition Report on Form 10-K for the eleven months ended November 30, 1994).
10.3       Transaction Support Services Agreement dated as of September 30, 1994 by and between
           Bear, Stearns Securities Corp. and Lehman Brothers Inc. (incorporated by reference to Exhibit 10.15 of the Registrant's Transition Report on Form 10-K for the eleven months ended November 30, 1994).

EXHIBIT
  NO.
-------
10.4       Lease dated as of October 13, 1993 between 101 Hudson Leasing Associates and Lehman
           Brothers Holdings Inc. (incorporated by reference to Exhibit 10 of Holdings'
           Quarterly Report on Form 10-Q for the quarter ended September 30, 1993).
10.5       Lehman Brothers Inc. Executive and Select Employees Plan (incorporated by reference to Exhibit 10.4 of the Registrant's Registration Statement on Form S-1 (Reg. No.
           33-12976)).
10.6       Lehman Brothers Holdings Inc. Deferred Compensation Plan for Non-Employee Directors
           (incorporated by reference to Exhibit 10.11 of the Registrant's Registration
           Statement on Form S-1 (Reg. No. 33-12976)).
10.7       Amended and Restated Agreements of Limited Partnership of Shearson Lehman Hutton
           Capital Partners II (incorporated by reference to Exhibit 10.48 of the Registrant's
           Annual Report on Form 10-K for the year ended December 31, 1988).
10.8       Lehman Brothers Holdings Inc. 1994 Management Ownership Plan (incorporated by reference to Exhibit 10.25 of the Registrant's Registration Statement on Form S-1
           (Reg. No. 33-52977)).
10.9       Lehman Brothers Holdings Inc. 1996 Management Ownership Plan (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the
           quarter ended August 31, 1996).
10.10+     Lehman Brothers Holdings Inc. Short-Term Executive Compensation Plan (incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for
           the quarter ended August 31, 1996).
10.11+     Lehman Brothers Holdings Inc. 1996 Short-Term Executive Compensation Plan
           (incorporated by reference to Exhibit 10.26 of the Registrant's Registration
           Statement on Form S-1 (Reg. No. 33-52977)).
10.12+     Lehman Brothers Holdings Inc. 1994 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.27 of the Registrant's Registration Statement on Form S-1
           (Reg. No. 33-52977)).
10.13      Purchase and Exchange Agreement dated April 28, 1994, between the Registrant and
           American Express Company (incorporated by reference to Exhibit 10.29 of the
           Registrant's Transition Report Form 10-K for the Eleven Months ended November 30,
           1994).
10.14      Option Agreement, dated May 27, 1994, by and among American Express Company,
           American Express Bank Ltd., American Express Travel Related Services Company, Inc.,
           Lehman Brothers Inc., Lehman Government Securities, Inc. and Lehman Commercial Paper
           Incorporated (incorporated by reference to Exhibit 10.31 of the Registrant's
           Transition Report Form 10-K for the Eleven Months ended November 30, 1994).
10.15+     Lehman Brothers Inc. Voluntary Deferred Compensation Plan (For Select Executives)
           (incorporated by reference to Exhibit 10.33 of the Registrant's Registration
           Statement on Form S-1 (Reg. No. 33-52977)).
10.16+     Lehman Brothers Inc. Voluntary Deferred Compensation Plan (For Transferred
           Participants' Vested Amounts as of July 31, 1993) (incorporated by reference to
           Exhibit 10.34 of the Registrant's Registration Statement on Form S-1 (Reg. No.
           33-52977)).
10.17+     Lehman Brothers Inc. Executive and Select Employees Plan (For Transferred
           Participants) (incorporated by reference to Exhibit 10.35 of the Registrant's
           Registration Statement on Form S-1 (Reg. No. 33-52977)).
10.18+     Lehman Brothers Holdings Inc. Cash Award Plan. (incorporated by reference to Exhibit
           10.36 of the Registrant's Transition Report on Form 10-K for the Eleven Months ended
           November 30, 1994).

EXHIBIT
  NO.
-------
10.19      Amended and Restated Agreement of Limited Partnership of Lehman Brothers Capital
           Partners III, L.P. (incorporated by reference to Exhibit 10.27 to the Registrant's
           Annual Report on Form 10-K for the fiscal year ended November 30, 1995).
10.20      Agreement of Limited Partnership of Lehman Brothers Capital Partners IV, L.P.*
11.1       Computation of per share Earnings.*
12.1       Computation in support of ratio of earnings to fixed charges.*
12.2       Computation in support of ratio of earnings to combined fixed charges and preferred dividends.*
13.        The following portions of the Company's 1997 Annual Report to Stockholders, which are incorporated by reference herein:
13.1       "Management's Discussion and Analysis of Financial Condition and Results of
           Operations", pages 36-61.*
13.2       Consolidated Financial Statements of the Registrant and its Subsidiaries together with the Notes thereto and the Report of Independent Auditors thereon, pages 62-94.*
13.3       "Selected Financial Data", pages 95-96.*
13.4       "Other Stockholder Information" and "Price Range of Common Stock", page 98.*
21.1       List of the Registrant's Subsidiaries.*
23.1       Consent of Ernst & Young LLP.*
24.1       Powers of Attorney.*
27.1       Financial Data Schedule.*
           (b) Reports on Form 8-K.
1. Form 8-K dated March 24, 1997, Items 5 and 7.
2. Form 8-K dated June 26, 1997, Items 5 and 7.
3. Form 8-K dated September 4, 1997, Item 7.
4. Form 8-K dated September 30, 1997, Items 5 and 7.
5. Form 8-K dated January 7, 1998, Items 5 and 7.

---------------
* Filed herewith.

+ Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c).

                                   SIGNATURES

     Pursuant to the Requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.
                                          LEHMAN BROTHERS HOLDINGS INC.

                                          Dated: February 27, 1998

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

                 SIGNATURES                               TITLE                   DATE

                      *                        Chief Executive Officer and     February 27, 1998
---------------------------------------------   Chairman of the Board of
            Richard S. Fuld, Jr.                        Directors
                                                  (principal executive
                                                        officer)

                      *                          Chief Financial Officer      February 27, 1998
---------------------------------------------   (principal financial and
              Charles B. Hintz                     accounting officer)

                      *                                 Director              February 27, 1998
---------------------------------------------
             Michael L. Ainslie

                      *                                 Director              February 27, 1998
---------------------------------------------
                John F. Akers

                      *                                 Director              February 27, 1998
---------------------------------------------
              Roger S. Berlind

                      *                                 Director              February 27, 1998
---------------------------------------------
            Thomas H. Cruikshank

                      *                                 Director              February 27, 1998
---------------------------------------------
                Henry Kaufman

                      *                                 Director              February 27, 1998
---------------------------------------------
            Hideichiro Kobayashi

                      *                                 Director              February 27, 1998
---------------------------------------------
              John D. Macomber

                      *                                 Director              February 27, 1998
---------------------------------------------
                Dina Merrill

                      *                                 Director              February 27, 1998
---------------------------------------------
               Masahiro Yamada

     *By:           /s/  KAREN M. MULLER
---------------------------------------------
              Attorney-in-Fact
              February 27, 1998

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                                                                                   PAGE
                                                                        --------------------------
                                                                        FORM 10-K    ANNUAL REPORT
                                                                        ---------    -------------
FINANCIAL STATEMENTS

Report of Independent Auditors.......................................                      62
Consolidated Statement of Income for the Twelve Months Ended November
  30, 1997, November 30, 1996 and November 30, 1995..................                      63
Consolidated Statement of Financial Condition at November 30, 1997
  and November 30, 1996..............................................                      64
Consolidated Statement of Changes in Stockholders' Equity for the
  Twelve Months Ended November 30, 1997, November 30, 1996 and
  November 30, 1995..................................................                      66
Consolidated Statement of Cash Flows for the Twelve Months Ended
  November 30, 1997, November 30, 1996 and November 30, 1995.........                      67
Notes to Consolidated Financial Statements...........................                      69
FINANCIAL STATEMENT SCHEDULE
Schedule I -- Condensed Financial Information of Registrant..........      F-2

                                                                      SCHEDULE I

                         LEHMAN BROTHERS HOLDINGS INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                              STATEMENT OF INCOME
                             (PARENT COMPANY ONLY)

                                                                             TWELVE MONTHS
                                                                                 ENDED
                                                                              NOVEMBER 30
                                                                       --------------------------
                                                                        1997      1996      1995
                                                                       ------    ------    ------
                                                                             (IN MILLIONS)

Revenues
     Principal transactions.........................................   $  193    $   23    $  152
     Investment banking.............................................      140        90        90
     Interest and dividends.........................................    1,271       882       804
     Other..........................................................        8         6         1
                                                                        -----     -----     -----
          Total revenues............................................    1,612     1,001     1,047
     Interest expense...............................................    1,304       966       899
                                                                        -----     -----     -----
          Net revenues..............................................      308        35       148
                                                                        -----     -----     -----
Non-interest expenses
     Compensation and benefits......................................      113        64        70
     Other..........................................................      116       105        87
     Management fees................................................      (28)      (81)      (94)
     Severance charge...............................................                 50
     Restructuring charge...........................................                           27
                                                                        -----     -----     -----
          Total non-interest expenses...............................      201       138        90
                                                                        -----     -----     -----
Income (loss) before taxes..........................................      107      (103)       58
     Provision for (benefit from) income taxes......................      (48)      (65)       47
                                                                        -----     -----     -----
Income (loss) before equity in net income of subsidiaries...........      155       (38)       11
                                                                        -----     -----     -----
     Equity in net income of subsidiaries...........................      492       454       231
                                                                        -----     -----     -----
Net income (loss)...................................................   $  647    $  416    $  242
                                                                        -----     -----     -----
Net income (loss) applicable to common stock........................   $  572    $  378    $  200
                                                                        -----     -----     -----

          See notes to condensed financial information of Registrant.

                                                                      SCHEDULE I

                         LEHMAN BROTHERS HOLDINGS INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            CONDENSED BALANCE SHEET
                             (PARENT COMPANY ONLY)

                                                                               NOVEMBER 30
                                                                           -------------------
                                                                            1997        1996
                                                                           -------     -------
                                                                              (IN MILLIONS,
                                                                            EXCEPT PER SHARE
                                                                                  DATA)
                                            ASSETS
Cash and cash equivalents...............................................               $   675
Securities and other financial instruments owned........................   $ 8,751       3,540
Equity in net assets of subsidiaries....................................     3,922       3,755
Accounts receivable and accrued interest................................       596         513
Due from subsidiaries...................................................    17,230      11,048
Other assets............................................................       693         586
                                                                           -------     -------
          Total assets..................................................   $31,192     $20,117
                                                                           -------     -------
                             LIABILITIES AND STOCKHOLDERS' EQUITY
Commercial paper and short-term debt....................................   $ 4,472     $ 3,175
Securities and other financial instruments sold but not yet purchased...       122         198
Securities sold under agreements to repurchase..........................     8,758       2,618
Accrued liabilities, due to subsidiaries and other payables.............     1,586         766
Senior notes............................................................    11,531       9,286
Subordinated indebtedness...............................................       200         200
                                                                           -------     -------
          Total liabilities.............................................    26,669      16,243
                                                                           -------     -------
Commitments and Contingencies
Stockholders' equity:
Preferred stock, $1.00 par value; 38,000,000 shares authorized:
     5% Cumulative Convertible Voting, 13,000,000 shares authorized;
      $39.10 liquidation preference per share
          Series A -- shares issued and outstanding: 33,050 in 1997 and
           13,000,000 in 1996...........................................         1         508
          Series B -- shares issued and outstanding: 12,966,950 in
           1997.........................................................       507
     Redeemable Voting, 1,000 shares issued and outstanding; $1.00 liquidation preference per share
Common stock, $0.10 par value; 300,000,000 shares authorized; Shares issued: 119,513,337 in 1997 and 106,793,538 in 1996; Shares
  outstanding: 116,612,074 in 1997 and 100,449,144 in 1996..............        12          11
Common stock issuable...................................................       155         326
Additional paid-in capital..............................................     3,436       3,198
Foreign currency translation adjustment.................................        12          20
Retained earnings (accumulated deficit).................................       498         (43)
Common stock in treasury, at cost: 2,901,263 shares in 1997 and
  6,344,394 shares in 1996..............................................       (98)       (146)
                                                                           -------     -------
          Total stockholders' equity....................................     4,523       3,874
                                                                           -------     -------
          Total liabilities and stockholders' equity....................   $31,192     $20,117
                                                                           -------     -------

          See notes to condensed financial information of Registrant.

                                                                      SCHEDULE I

                         LEHMAN BROTHERS HOLDINGS INC.
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENT OF CASH FLOWS
                             (PARENT COMPANY ONLY)

                                                                              TWELVE MONTHS ENDED NOVEMBER
                                                                                           30
                                                                              -----------------------------
                                                                               1997       1996       1995
                                                                              -------    -------    -------
                                                                                      (IN MILLIONS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income.................................................................   $   647    $   416    $   242
Adjustments to reconcile net income to net cash provided by (used in)
  operating activities:
     Equity in net income of subsidiaries..................................      (492)      (454)      (231)
     Severance charge......................................................                   50
     Restructuring charge..................................................                              27
     Other adjustments.....................................................       186        131        126
Net change in:
     Securities and other financial instruments owned......................    (5,211)      (945)      (778)
     Accounts receivable and accrued interest, due from subsidiaries and
       other assets........................................................    (6,380)    (1,262)       945
     Securities and other financial instruments sold but not yet purchased
      and Securities sold under agreements to repurchase...................     6,064        567        858
     Accrued liabilities, due to subsidiaries and other payables...........       770        (84)      (576)
     Dividends and capital distributions received..........................       304        609        851
                                                                              -------    -------    -------
          Net cash provided by (used in) operating activities..............    (4,112)      (972)     1,464
                                                                              -------    -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of senior notes.....................................     3,925      2,686      4,226
Principal payments of senior notes.........................................    (1,689)    (1,778)    (3,196)
Proceeds from issuance of subordinated indebtedness........................                  200
Principal payments of subordinated indebtedness............................                            (150)
Payments for commercial paper and short-term debt, net.....................     1,297      1,073     (1,670)
Payment for repurchase of preferred stock..................................                 (200)
Payment for treasury stock purchases.......................................       (77)      (130)        (1)
Dividends paid.............................................................       (58)       (55)       (64)
Issuance of common stock...................................................        23          6          1
                                                                              -------    -------    -------
          Net cash provided by (used in) financing activities..............     3,421      1,802       (854)
                                                                              -------    -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES
Equity in net assets of subsidiaries.......................................        16       (173)      (610)
                                                                              -------    -------    -------
          Net cash provided by (used in) investing activities..............        16       (173)      (610)
                                                                              -------    -------    -------
          Net change in cash and cash equivalents..........................      (675)       657
Cash and cash equivalents, beginning of period.............................       675         18         18
                                                                              -------    -------    -------
          Cash and cash equivalents, end of period.........................   $     0    $   675    $    18
                                                                              -------    -------    -------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (IN MILLIONS)
     Interest paid totaled $1,277 in 1997, $933 in 1996 and $884 in 1995. Income taxes
      (received) paid totaled $33 in 1997, $(48) in 1996 and $(163) in 1995.

          See notes to condensed financial information of Registrant.

                                                                      SCHEDULE I

                         LEHMAN BROTHERS HOLDINGS INC.
             NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             (PARENT COMPANY ONLY)

NOTE 1.  BASIS OF PRESENTATION

     The condensed financial statements of Lehman Brothers Holdings Inc. (the "Company") should be read in conjunction with the consolidated financial statements of Lehman Brothers Holdings Inc. and subsidiaries and the notes thereto.

     Certain amounts reflect reclassifications to conform to the current period's presentation.

NOTE 2.  LONG-TERM DEBT

                                                U.S. DOLLAR       NON-U.S. DOLLAR
                                              ----------------    ----------------       NOVEMBER 30
                                              FIXED     FLOATING  FIXED     FLOATING  -----------------
                                               RATE      RATE      RATE      RATE      1997       1996
                                              ------    ------    ------    ------    -------    ------
                                                                    (IN MILLIONS)
Senior Notes
Maturing in Fiscal 1997....................                                                      $1,626
Maturing in Fiscal 1998....................   $1,559    $  371    $   68    $   71    $ 2,069     2,051
Maturing in Fiscal 1999....................    1,516       402       674        20      2,612     2,082
Maturing in Fiscal 2000....................    2,178       638                  32      2,848     1,229
Maturing in Fiscal 2001....................      440        70                            510        91
Maturing in Fiscal 2002....................    1,132       198                          1,330       895
December 1, 2002 and thereafter............    2,090        33        39                2,162     1,312
                                              ------    ------    ------    ------    -------    ------
     Senior Notes..........................   $8,915    $1,712    $  781    $  123    $11,531    $9,286
                                              ------    ------    ------    ------    -------    ------
Subordinated Indebtedness
December 1, 2002 and thereafter............   $  200                                  $   200    $  200
                                              ------    ------    ------    ------    -------    ------
Long-Term Debt.............................   $9,115    $1,712    $  781    $  123    $11,731    $9,486
                                              ======    ======    ======    ======    =======    ======

     Of the Company's long-term debt outstanding as of November 30, 1997, $642 million is repayable prior to maturity at the option of the holder, at par value. These obligations are reflected in the above table at their put dates, which range from fiscal 1998 to fiscal 2002, rather than at their contractual maturities, which range from fiscal 2000 to fiscal 2019. In addition, $415 million of the Company's long-term debt is redeemable prior to maturity at the option of the Company under various terms and conditions. These obligations are reflected in the above table at their contractual maturity dates.

     As of November 30, 1997, the Company's U.S. dollar and non-U.S. dollar debt portfolios included approximately $134 million and $54 million, respectively, of debt for which the interest rates and/or redemption values have been linked to various indices including industry baskets of stocks or commodities.

END USER DERIVATIVE ACTIVITIES

     The Company utilizes a variety of derivative products including interest rate and currency swaps as an end user to modify the interest rate characteristics of its long-term debt portfolio. The Company actively manages the interest rate exposure on its long-term debt portfolio to more closely match the terms of its debt portfolio to the assets being funded and to minimize interest rate risk. In addition, the Company utilizes cross-currency swaps to hedge its exposure to foreign currency risk as a result of its non-U.S. dollar debt obligations, after consideration of non-U.S. dollar assets which are funded with long-term debt obligations in the same currency.

                                                                      SCHEDULE I

                         LEHMAN BROTHERS HOLDINGS INC.
             NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             (PARENT COMPANY ONLY)

     At November 30, 1997 and 1996, the notional values of the Company's interest rate and currency swaps related to its long-term debt obligations were approximately $10.5 billion and $8.6 billion, respectively. In terms of notional amounts outstanding, these derivative products mature as follows:

                                                                                            NOVEMBER 30
                                                                 NON-U.S.     CROSS-     -----------------
                                                  U.S. DOLLAR     DOLLAR     CURRENCY     1997       1996
                                                  -----------    --------    --------    -------    ------
                                                                       (IN MILLIONS)
Maturing in Fiscal 1997........................                                                     $1,302
Maturing in Fiscal 1998........................     $ 1,640                    $120      $ 1,760     1,773
Maturing in Fiscal 1999........................       1,650                     674        2,324     1,992
Maturing in Fiscal 2000........................       2,422                      32        2,454     1,112
Maturing in Fiscal 2001........................         468                                  468        56
Maturing in Fiscal 2002........................       1,167                                1,167       845
December 1, 2002 and thereafter................       2,262        $  4          35        2,301     1,496
                                                  -----------    --------    --------    -------    ------
Total..........................................     $ 9,609        $  4        $861      $10,474    $8,576
                                                  -----------    --------    --------    -------    ------
Weighted average rate(1).......................
Receive rate...................................        7.21%       3.32%       4.30%        6.97%     6.88%
Pay rate.......................................        6.49%       0.77%       6.43%        6.48%     6.24%

---------------
(1) Weighted average interest rates were calculated utilizing non-U.S. dollar interest rates, where applicable.

                                                                      SCHEDULE I

                         LEHMAN BROTHERS HOLDINGS INC.
             NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             (PARENT COMPANY ONLY)

     The Company's end user derivative activities resulted in the following changes to the Company's mix of fixed and floating rate debt and effective weighted average rates of interest:

                                                                       NOVEMBER 30, 1997
                                                     -----------------------------------------------------
                                                        LONG-TERM DEBT            WEIGHTED AVERAGE(1)
                                                     --------------------    -----------------------------
                                                      BEFORE      AFTER      CONTRACTUAL    EFFECTIVE RATE
                                                     END USER    END USER     INTEREST      AFTER END USER
                                                     ACTIVITIES  ACTIVITIES     RATE          ACTIVITIES
                                                     --------    --------    -----------    --------------
                                                        (IN MILLIONS)
USD Obligations
     Fixed Rate...................................   $ 9,115     $    86        7.39%            9.34%
     Floating Rate................................     1,712      11,602        6.03%            6.47%
                                                     --------    --------    -----------       -------
                                                      10,827      11,688        7.17%            6.50%
Non-USD Obligations...............................       904          43        4.03%            1.12%
                                                     --------    --------    -----------       -------
Total.............................................   $11,731     $11,731        6.93%            6.48%
                                                     --------    --------    -----------       -------

                                                                       NOVEMBER 30, 1996
                                                     -----------------------------------------------------
                                                        LONG-TERM DEBT            WEIGHTED AVERAGE(1)
                                                     --------------------    -----------------------------
                                                      BEFORE      AFTER      CONTRACTUAL    EFFECTIVE RATE
                                                     END USER    END USER     INTEREST      AFTER END USER
                                                     ACTIVITIES  ACTIVITIES     RATE          ACTIVITIES
                                                     --------    --------    -----------    --------------
                                                        (IN MILLIONS)
USD Obligations
     Fixed Rate...................................   $ 6,810     $   122        7.77%            9.22%
     Floating Rate................................     1,566       9,210        5.79%            6.39%
                                                     --------    --------    -----------       -------
                                                       8,376       9,332        7.40%            6.42%
Non-USD Obligations...............................     1,110         154        3.73%            2.74%
                                                     --------    --------    -----------       -------
Total.............................................   $ 9,486     $ 9,486        6.97%            6.36%
                                                     --------    --------    -----------       -------

---------------
(1) Weighted average interest rates were calculated utilizing non-US dollar interest rates, where applicable.

NOTE 3.  NET REVENUES

     Net revenues in 1995 include a special revenue gain of $129 million related to the sale of the Company's interest in Omnitel Sistemi Radiocellullari Italiani S.p.A. ("Omnitel"), recognized in the Statement of Income in Principal transactions. Following recognition of related compensation and taxes, the Company recognized a $47 million gain in 1995 related to the Omnitel sale transaction.

NOTE 4.  OTHER CHARGES

  1996 Severance Charge

     In the fourth quarter of 1996, Lehman Brothers Holdings Inc. and subsidiaries (collectively, "LBHI") recorded an $84 million severance charge ($50 million aftertax) related to certain strategic actions taken to improve ongoing profitability. The severance charge reflected the culmination of LBHI's worldwide business unit economic performance review that was undertaken in the fourth quarter of 1996 to focus LBHI on its core investment banking, equity and fixed income sales and trading areas. This formalized review resulted in personnel reductions of approximately 270 people across a number of underperforming fixed income and equities businesses, including exiting the precious metals business in the U.S., Europe and Asia; exiting energy

                                                                      SCHEDULE I

                         LEHMAN BROTHERS HOLDINGS INC.
             NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             (PARENT COMPANY ONLY)

trading in the U.S. and Europe, consolidating Asian fixed income risk management activities into one center in Tokyo; refocusing foreign exchange trading activities and combining the Firm's New York Private Client Services offices. Additionally, the charge reflects various other strategic personnel reductions aimed at delayering management. The LBHI severance charge has led to personnel cost savings of approximately $90 million annually. The LBHI severance charge also resulted in a permanent decrease in nonpersonnel expenses of approximately $20 million annually. LBHI intends to reinvest substantially all these savings into certain businesses to expedite LBHI's strategic initiatives; these actions are expected to result in improved operating revenues.

     The Company recorded a $50 million severance charge ($30 million aftertax) in the fourth quarter of 1996 related to these actions. The Company's cash outlays relating to the charge were approximately $9 million in the fourth quarter of 1996 and approximately $38 million during fiscal 1997. The remaining residual payments will be paid as deferred payment arrangements are completed.

  1995 Restructuring Charge

     During the fourth quarter of 1995, the Company recorded a charge of $27 million pretax ($16 million aftertax) for occupancy-related real estate expenses. This charge resulted from a complete global review of the Company and its affiliates' real estate requirements at current headcount levels and the elimination of excess real estate primarily in its New York location. The charge included the cost to write-down the carrying value of leasehold improvements as well as the difference between expected operating costs and projected sublease recoveries.

NOTE 5.  MANAGEMENT FEES

     The Company incurs charges including occupancy, administration and computer processing, which are related to its activities and that of certain of its subsidiaries (the "Related Parties"). Such charges are allocated between the Related Parties, based upon specific identification and allocation methods. The allocation of such charges to other affiliates is recognized as management fees.

NOTE 6.  COMMITMENTS AND CONTINGENCIES

     The Company has fully guaranteed certain of its subsidiaries and guaranteed certain unsecured lines of credit and other contractual obligations of other subsidiaries.

                                 EXHIBIT INDEX

EXHIBIT
  NO.                                          DESCRIPTION
-------    ------------------------------------------------------------------------------------
3.1        Restated Certificate of Incorporation of the Registrant dated May 27, 1994
           (incorporated by reference to Exhibit 3.1 of the Registrant's Transition Report on
           Form 10-K for the eleven months ended November 30, 1994).
3.2        By-Laws of the Registrant, amended as of March 26, 1997 (incorporated by reference to Exhibit 10 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997).
4.1        The instruments defining the rights of holders of the long-term debt securities of the Registrant and its subsidiaries are omitted pursuant to section (b) (4) (iii)
           (A) of Item 601 of Regulation S-K. The Registrant hereby agrees to furnish copies of these instruments to the Securities and Exchange Commission upon request.
9.1        1997 Trust under Lehman Brothers Holdings Inc. Incentive Plans (incorporated by reference to the Registrant's Form 8-K dated September 4, 1997).
10.1       Agreement of Tenants-In-Common by and among American Express Company, American
           Express Bank Ltd., American Express Travel Related Services Company, Inc., Shearson
           Lehman Brothers Inc., Shearson Lehman Government Securities, Inc. and Shearson
           Lehman Commercial Paper Incorporated (incorporated by reference to Exhibit 10.1 of the Registrant's Transition Report on Form 10-K for the eleven months ended November
           30, 1994).
10.2       Tax Allocation Agreement between Shearson Lehman Brothers Holdings Inc. and American
           Express Company (incorporated by reference to Exhibit 10.2 of the Registrant's
           Transition Report on Form 10-K for the eleven months ended November 30, 1994).
10.3       Transaction Support Services Agreement dated as of September 30, 1994 by and between
           Bear, Stearns Securities Corp. and Lehman Brothers Inc. (incorporated by reference to Exhibit 10.15 of the Registrant's Transition Report on Form 10-K for the eleven months ended November 30, 1994).
10.4       Lease dated as of October 13, 1993 between 101 Hudson Leasing Associates and Lehman
           Brothers Holdings Inc. (incorporated by reference to Exhibit 10 of Holdings'
           Quarterly Report on Form 10-Q for the quarter ended September 30, 1993).
10.5       Lehman Brothers Inc. Executive and Select Employees Plan (incorporated by reference to Exhibit 10.4 of the Registrant's Registration Statement on Form S-1 (Reg. No.
           33-12976)).
10.6       Lehman Brothers Holdings Inc. Deferred Compensation Plan for Non-Employee Directors
           (incorporated by reference to Exhibit 10.11 of the Registrant's Registration
           Statement on Form S-1 (Reg. No. 33-12976)).
10.7       Amended and Restated Agreements of Limited Partnership of Shearson Lehman Hutton
           Capital Partners II (incorporated by reference to Exhibit 10.48 of the Registrant's
           Annual Report on Form 10-K for the year ended December 31, 1988).
10.8       Lehman Brothers Holdings Inc. 1994 Management Ownership Plan (incorporated by reference to Exhibit 10.25 of the Registrant's Registration Statement on Form S-1
           (Reg. No. 33-52977)).
10.9       Lehman Brothers Holdings Inc. 1996 Management Ownership Plan (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the
           quarter ended August 31, 1996).
10.10+     Lehman Brothers Holdings Inc. Short-Term Executive Compensation Plan (incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for
           the quarter ended August 31, 1996).
10.11+     Lehman Brothers Holdings Inc. 1996 Short-Term Executive Compensation Plan
           (incorporated by reference to Exhibit 10.26 of the Registrant's Registration
           Statement on Form S-1 (Reg. No. 33-52977)).

EXHIBIT
  NO.                                          DESCRIPTION
-------    ------------------------------------------------------------------------------------
10.12+     Lehman Brothers Holdings Inc. 1994 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.27 of the Registrant's Registration Statement on Form S-1
           (Reg. No. 33-52977)).
10.13      Purchase and Exchange Agreement dated April 28, 1994, between the Registrant and
           American Express Company (incorporated by reference to Exhibit 10.29 of the
           Registrant's Transition Report Form 10-K for the Eleven Months ended November 30,
           1994).
10.14      Option Agreement, dated May 27, 1994, by and among American Express Company,
           American Express Bank Ltd., American Express Travel Related Services Company, Inc.,
           Lehman Brothers Inc., Lehman Government Securities, Inc. and Lehman Commercial Paper
           Incorporated (incorporated by reference to Exhibit 10.31 of the Registrant's
           Transition Report Form 10-K for the Eleven Months ended November 30, 1994).
10.15+     Lehman Brothers Inc. Voluntary Deferred Compensation Plan (For Select Executives)
           (incorporated by reference to Exhibit 10.33 of the Registrant's Registration
           Statement on Form S-1 (Reg. No. 33-52977)).
10.16+     Lehman Brothers Inc. Voluntary Deferred Compensation Plan (For Transferred
           Participants' Vested Amounts as of July 31, 1993) (incorporated by reference to
           Exhibit 10.34 of the Registrant's Registration Statement on Form S-1 (Reg. No.
           33-52977)).
10.17+     Lehman Brothers Inc. Executive and Select Employees Plan (For Transferred
           Participants) (incorporated by reference to Exhibit 10.35 of the Registrant's
           Registration Statement on Form S-1 (Reg. No. 33-52977)).
10.18+     Lehman Brothers Holdings Inc. Cash Award Plan. (incorporated by reference to Exhibit
           10.36 of the Registrant's Transition Report on Form 10-K for the Eleven Months ended
           November 30, 1994).
10.19      Amended and Restated Agreement of Limited Partnership of Lehman Brothers Capital
           Partners III, L.P. (incorporated by reference to Exhibit 10.27 to the Registrant's
           Annual Report on Form 10-K for the fiscal year ended November 30, 1995).
10.20      Agreement of Limited Partnership of Lehman Brothers Capital Partners IV, L.P.*
11.1       Computation of per share Earnings.*
12.1       Computation in support of ratio of earnings to fixed charges.*
12.2       Computation in support of ratio of earnings to combined fixed charges and preferred dividends.*
13.        The following portions of the Company's 1997 Annual Report to Stockholders, which are incorporated by reference herein:
13.1       "Management's Discussion and Analysis of Financial Condition and Results of
           Operations", pages 36-61.*
13.2       Consolidated Financial Statements of the Registrant and its Subsidiaries together with the Notes thereto and the Report of Independent Auditors thereon, pages 62-94.*
13.3       "Selected Financial Data", pages 95-96.*
13.4       "Other Stockholder Information" and "Price Range of Common Stock", page 98.*
21.1       List of the Registrant's Subsidiaries.*
23.1       Consent of Ernst & Young LLP.*
24.1       Powers of Attorney.*

EXHIBIT
  NO.                                          DESCRIPTION
-------    ------------------------------------------------------------------------------------
27.1       Financial Data Schedule.*

---------------
* Filed herewith.

+ Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c).