Form 10-Q
period 1998-02-28
LEHMAN BROTHERS HOLDINGS INC
filed 1998-04-15
CIK 806085

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[ X ]                       QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 1998

                                       OR

[     ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ____________ to ____________

                          Commission file number 1-9466

                          Lehman Brothers Holdings Inc.
             (Exact Name of Registrant As Specified In Its Charter)

               Delaware                             13-3216325
     (State or other jurisdiction                (I.R.S. Employer
  of incorporation or organization                Identification No.)


          3 World Financial Center
              New York, New York                        10285
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

As of March 31, 1998, 118,534,552 shares of the Registrant's Common Stock, par value $.10 per share, were outstanding.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES

                                    FORM 10-Q

                     FOR THE QUARTER ENDED FEBRUARY 28, 1998

                                      INDEX

Part I.          FINANCIAL INFORMATION                              Page Number

    Item 1.      Financial Statements - (unaudited)

                  Consolidated Statement of Income -
                    Three Months Ended
                    February 28, 1998 and 1997 ............................3


                  Consolidated Statement of Financial Condition -
                    February 28, 1998 and November 30, 1997 ...............4

                  Consolidated Statement of Cash Flows -
                    Three Months Ended
                    February 28, 1998 and 1997.............................6


                  Notes to Consolidated Financial Statements...............8

    Item 2.      Management's Discussion and Analysis of
                   Financial Condition and Results of Operations..........15

Part II.         OTHER INFORMATION

    Item 1.      Legal Proceedings........................................30

    Item 4.      Submission of Matters to a Vote of Security - Holders....31

    Item 6.      Exhibits and Reports on Form 8-K.........................32

Signatures................................................................33

EXHIBIT INDEX         ....................................................34

Exhibits

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                        CONSOLIDATED STATEMENT of INCOME
                                   (Unaudited)
                      (In millions, except per share data)

                                                       Three months ended
                                                --------------------------------
                                                 February 28        February 28
                                                    1998                1997
                                                --------------    --------------
Revenues
    Principal transactions                           $  423             $  346
    Investment banking                                  348                240
    Commissions                                         117                 97
    Interest and dividends                            3,674              3,278
    Other                                                18                 38
                                                    -------            -------
         Total revenues                               4,580              3,999
    Interest expense                                  3,535              3,074
                                                      -----              -----
         Net revenues                                 1,045                925
                                                      -----             ------
Non-interest expenses
    Compensation and benefits                           530                469
    Brokerage, commissions and clearance fees            54                 57

    Professional services                                42                 41
    Occupancy and equipment                              36                 35
    Communications                                       36                 34
    Business development                                 26                 25
    Depreciation and amortization                        22                 22
    Other                                                24                 23
                                                     ------             ------
          Total non-interest expenses                   770                706
                                                      -----              -----
Income before taxes                                     275                219
    Provision for income taxes                           88                 75
                                                     ------             ------
Net income                                            $ 187              $ 144
                                                      =====              =====
Net income applicable to common stock                 $ 180              $ 138
                                                      =====              =====

Weighted average shares
    Basic                                             120.6              117.0
                                                      =====              =====
    Diluted                                           124.8              119.1
                                                      =====              =====
Earnings per common share
    Basic                                             $1.49              $1.18
                                                      =====              =====
    Diluted                                           $1.44              $1.16
                                                      =====              =====



                       See notes to consolidated financial statements.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                                   (Unaudited)
                                  (In millions)


                                                       February 28  November 30
ASSETS                                                    1998          1997
                                                      ------------  ------------
Cash and cash equivalents                              $   3,137    $  1,685

Cash and securities segregated and on deposit
  for regulatory and other purposes                        1,144       1,149

Securities and other financial instruments owned:
   Governments and agencies                               32,820      33,037
   Corporate equities                                     13,365      10,877
   Corporate debt and other                               14,869      10,892
   Mortgages and mortgage-backed                          15,065      11,455
   Derivatives and other contractual agreements            8,984       8,353
   Certificates of deposit and other money market
     instruments                                           1,952       2,248
                                                          ------     -------
                                                          87,055      76,862
                                                          ------     -------
Collateralized short-term agreements:
   Securities purchased under agreements to resell        51,418      43,606
   Securities borrowed                                    19,404      14,146

Receivables:
   Brokers, dealers and clearing organizations             1,757       2,193
   Customers                                               9,015       9,105
   Others                                                  1,262       1,540

Property, equipment and leasehold improvements
  (net of accumulated depreciation and amortization
  of $751 in 1998 and $735 in 1997)                          463         468

Other assets                                                 826         787

Excess of cost over fair value of net assets
  acquired (net of accumulated amortization
  of $113 in 1998 and $111 in 1997)                          162         164
                                                        --------     --------
       Total assets                                     $175,643     $151,705
                                                        ========     ========






                 See notes to consolidated financial statements.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
            CONSOLIDATED STATEMENT OF FINANCIAL CONDITION (Continued)
                                   (Unaudited)
                        (In millions, except share data)

                                                                                              February 28        November 30
                                                                                                  1998               1997
                                                                                              -----------        -----------


LIABILITIES AND STOCKHOLDERS' EQUITY
Commercial paper and short-term debt                                                            $11,494           $    7,818
Securities and other financial instruments sold but not yet purchased:
   Governments and agencies                                                                      21,410               16,201
   Corporate equities                                                                             4,909                4,293
   Corporate debt and other                                                                       2,062                2,219
   Derivatives and other contractual agreements                                                   7,283                7,367
                                                                                                -------              -------
                                                                                                 35,664               30,080
                                                                                                 ------               ------
Collateralized short-term financings:
   Securities sold under agreements to repurchase                                                71,118
                                                                                                                      63,204
   Securities loaned                                                                             11,700                7,846
Payables:
   Brokers, dealers and clearing organizations                                                    2,479                2,155
   Customers                                                                                     11,327               11,702
Accrued liabilities and other payables                                                            3,264                4,116
Long-term debt:
   Senior notes                                                                                  20,399               17,049
   Subordinated indebtedness                                                                      3,515                3,212
                                                                                              ---------            ---------
           Total liabilities                                                                    170,960              147,182
                                                                                                -------              -------
Commitments and contingencies

STOCKHOLDERS' EQUITY
   Preferred stock, $1.00 par value; 38,000,000 shares authorized:
       5% Cumulative Convertible Voting, 13,000,000 shares
         authorized; $39.10 liquidation
         preference per share
            Series A - shares issued and outstanding:  32,100 in 1998 and                             1                    1
                  33,050 in 1997
            Series B - shares issued and outstanding:  12,967,900 in 1998                           507                  507
               and 12,966,950 in 1997
       Redeemable Voting, 1,000 shares issued and outstanding;
          $1.00 liquidation preference per share
   Common stock, $0.10 par value; 300,000,000 shares authorized;
       Shares issued: 120,007,455 in 1998 and 119,513,337 in 1997;
       Shares outstanding: 118,551,437 in 1998 and 116,612,074 in 1997                               12                   12
   Common stock issuable                                                                             87                  155
   Additional paid-in capital                                                                     3,454                3,436
   Foreign currency translation adjustment                                                                                12
   Retained earnings                                                                                668                  498
   Common stock in treasury, at cost: 1,456,018 shares in 1998 and
       2,901,263 shares in 1997                                                                     (46)                 (98)
                                                                                            ------------         ------------
            Total stockholders' equity                                                            4,683                4,523
                                                                                            ------------         ------------
            Total liabilities and stockholders' equity                                         $175,643             $151,705
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

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                  (In millions)


                                                                                            Three months ended
                                                                                  --------------------------------------
                                                                                  February 28                February 28
                                                                                     1998                       1997
                                                                                  ----------                 -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                          $   187                   $    144
Adjustments to reconcile net income to net cash used in
     operating activities:
  Depreciation and amortization                                                          22                         22
  Provisions for losses and other reserves                                               11                         10
  Other adjustments                                                                     (28)                      (220)
Net change in:
  Cash and securities segregated                                                          5                       (367)
  Securities and other financial instruments owned                                  (10,193)                    (8,469)
  Securities purchased under agreements to resell                                    (7,812)                    (2,679)
  Securities borrowed                                                                (5,258)                    (7,044)
  Receivables from brokers, dealers and clearing organizations                          436                       (888)
  Receivables from customers                                                             90                       (676)
  Securities and other financial instruments sold but
     not yet purchased                                                                5,584                      4,787
  Securities sold under agreements to repurchase                                      7,914                     11,102
  Securities loaned                                                                   3,854                      2,983
  Payables to brokers, dealers and clearing organizations                               324                         58
  Payables to customers                                                                (375)                       765
  Accrued liabilities and other payables                                               (863)                      (294)
  Other operating assets and liabilities, net                                           229                       (454)
                                                                                   --------                   --------

          Net cash used in operating activities                                     $(5,873)                   $(1,220)
                                                                                    --------                   -------




                 See notes to consolidated financial statements.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
                                   (Unaudited)
                                  (In millions)


                                                                          Three months ended
                                                                  ------------------------------------
                                                                  February 28        February 28
                                                                     1998                1997
                                                                  -----------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of senior notes                               $4,297             $1,913
Principal payments of senior notes                                     (877)              (640)
Proceeds from issuance of subordinated indebtedness                     300                341
Principal payments of subordinated indebtedness                                             (9)
Net proceeds from commercial paper and
    short-term debt                                                   3,676                (25)
Issuance of common stock                                                 13                 13
Payments for treasury stock purchases                                   (54)
Dividends paid                                                          (15)               (12)
                                                                      -----              -----
            Net cash provided by financing activities                 7,340              1,581
                                                                      -----              -----

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, equipment and leasehold improvements              (15)               (18)
                                                                      -----              -----
           Net cash used in investing activities                        (15)               (18)
                                                                      -----              -----
           Net change in cash and cash equivalents                    1,452                343
                                                                      -----              -----
Cash and cash equivalents, beginning of period                        1,685              2,149
                                                                      -----             ------
           Cash and cash equivalents, end of period                  $3,137             $2,492
                                                                     ======             ======



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (in millions)

         Interest paid totaled $3,418 and $3,018 for the three months ended February 28, 1998 and 1997, respectively. Income taxes paid totaled $31 and $33 for the three months ended February 28, 1998 and 1997, respectively.


                 See notes to consolidated financial statements.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS


1.  Basis of Presentation:

         The consolidated financial statements include the accounts of Lehman Brothers Holdings Inc. ("Holdings") and subsidiaries (collectively, the "Company" or "Lehman Brothers"). Lehman Brothers is one of the leading global investment banks serving institutional, corporate, government and high-net-worth individual clients and customers. The Company's worldwide headquarters in New York and regional headquarters in London and Tokyo are complemented by offices in additional locations in North America, Europe, the Middle East, Latin America and the Asia Pacific Region. The Company is engaged primarily in providing financial services. The principal U.S. subsidiary of Holdings is Lehman Brothers Inc. ("LBI"), a registered broker-dealer. All material intercompany accounts and transactions have been eliminated in consolidation. The Company's financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC") with respect to the Form 10-Q and reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Pursuant to such rules and regulations, certain footnote disclosures which are normally required under generally accepted accounting principles have been omitted. The Consolidated Statement of Financial Condition at November 30, 1997 was derived from the audited financial statements. It is recommended that these consolidated financial statements be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the twelve months ended November 30, 1997 (the "Form 10-K").

         The nature of the Company's business is such that the results of any interim period may vary significantly from quarter to quarter and may not be indicative of the results to be expected for the fiscal year. Certain prior period amounts reflect reclassifications to conform to the current period's presentation.

2.  Accounting Policies:

         In 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which is effective for fiscal periods ending after December 15, 1997. SFAS No. 128 replaced the presentation of primary and fully diluted earnings per common share ("EPS") with basic and diluted EPS. The Company adopted SFAS No. 128 during the first quarter of 1998 and restated EPS data for the first quarter of 1997 to conform with the provisions of the Statement.

         On January 1, 1998, SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" became fully effective. Previously, the FASB had deferred until that date certain provisions of SFAS No. 125 pertaining to repurchase agreements, securities lending and similar financing transactions. As a result of adopting the deferred provisions of SFAS No. 125, the Company recognized $1.1 billion of collateral controlled on certain financing transactions and a corresponding obligation to return such collateral at the termination of such transactions.

         In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (the "SOP"). The SOP requires that certain costs incurred in connection with developing or obtaining software for internal use be capitalized. The SOP requires prospective application as of the beginning of an

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS


entity's fiscal year without adjustment for costs that would have been capitalized had the SOP been in effect in prior periods. The Company has elected early adoption of this accounting pronouncement effective as of the beginning of its 1998 fiscal year and capitalized approximately $2 million of internal use software costs during the first quarter of 1998.

3.  Long-Term Debt:

         During the three months ended February 28, 1998, the Company issued $4,597 million of long-term debt (comprised of $4,297 million of senior notes and $300 million of subordinated debt). Of the total issuances during the period, $1,413 million were U.S. dollar fixed rate, $2,973 million were U.S. dollar floating rate, $73 million were foreign currency denominated fixed rate, and $138 million were foreign currency denominated floating rate. These issuances were primarily utilized to refinance current and prefund the remaining maturities of long-term debt in 1998 and to increase total capital (stockholders' equity plus long-term debt).

         The Company's floating rate new issuances contain contractual interest rates based primarily on London Interbank Offered Rates ("LIBOR"). All of the Company's fixed rate new issuances were effectively converted to floating rate obligations through the use of interest rate swaps.

         The Company had $877 million of long-term debt mature during the three months ended February 28, 1998.

4.  Capital Requirements:

         The Company operates globally through a network of subsidiaries with several being subject to regulatory requirements. In the United States, LBI, as a registered broker-dealer, is subject to SEC Rule 15c3-1, the Net Capital Rule, which requires LBI to maintain net capital of not less than the greater of 2% of aggregate debit items arising from customer transactions, as defined, or 4% of funds required to be segregated for customers' regulated commodity accounts, as defined. At February 28, 1998, LBI's regulatory net capital, as defined, of $1,477 million exceeded the minimum requirement by $1,348 million.

         Lehman Brothers International (Europe) ("LBIE"), a United Kingdom registered broker-dealer and subsidiary of Holdings, is subject to the capital requirements of the Securities and Futures Authority ("SFA") of the United Kingdom. Financial resources, as defined, must exceed the total financial resources requirement of the SFA. At February 28, 1998, LBIE's financial resources of approximately $2.2 billion exceeded the minimum requirement by approximately $500 million. Lehman Brothers Japan Inc.'s Tokyo branch, a regulated broker-dealer, is subject to the capital requirements of the Japanese Ministry of Finance and, at February 28, 1998, had net capital of approximately $500 million which was approximately $200 million in excess of the specified levels required. Certain other non-U.S. subsidiaries are subject to various securities, commodities and banking regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. At February 28, 1998, these other subsidiaries were in compliance with their applicable local capital adequacy requirements. The Company's "AAA" rated derivatives subsidiary, Lehman Brothers Financial

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS


Products Inc. ("LBFP"), has established certain capital and operating restrictions which are reviewed by various rating agencies. At February 28, 1998, LBFP had capital which exceeded the requirement of the most stringent rating agency by approximately $95 million.

         The regulatory rules referred to above, and certain covenants contained in various debt agreements may restrict Holdings' ability to withdraw capital from its regulated subsidiaries, which in turn could limit its ability to pay dividends to shareholders.

5.  Derivative Financial Instruments:

         In the normal course of business, the Company enters into derivative transactions to satisfy the needs of its clients and to manage the Company's own exposure to market and credit risks resulting from its trading activities in cash instruments (collectively, "Trading-Related Derivative Activities").

         The Company records its Trading-Related Derivative Activities on a mark-to-market basis with realized and unrealized gains and losses recognized currently in Principal transactions in the Consolidated Statement of Income. Unrealized gains and losses on derivative contracts are recorded on a net basis in the Consolidated Statement of Financial Condition for those transactions with counterparties executed under a legally enforceable master netting agreement and are netted across products and against cash collateral when such provisions are stated in the master netting agreement. Listed in the following table is the fair value and average fair value of the Company's Trading-Related Derivative Activities. Average fair values of these instruments were calculated based upon month-end statement of financial condition values, which the Company believes do not vary significantly from the average fair value calculated on a more frequent basis. Variances between average fair values and period-end values are due to changes in the volume of activities in these instruments and changes in the valuation of these instruments due to variations in market and credit conditions.

                                                                                                     Average Fair Value*
                                                                     Fair Value*                      Three Months Ended
                                                                  February 28, 1998                   February 28, 1998
                                                                  -----------------                ------------------------
(in millions)                                                     Assets       Liabilities         Assets       Liabilities
---------------------------------------------------------------------------------------------------------------------------
Interest rate and currency swaps and options
     (including caps, collars and floors)                         $4,843        $3,120            $4,432         $2,897
Foreign exchange forward contracts and options                     1,315         1,178             1,569          1,535
Options on other fixed income securities,
     mortgage-backed securities forward contracts
     and options                                                     231           198               235            242
Equity contracts (including equity swaps, warrants
     and options)                                                  2,429         2,625             2,469          2,162
Commodity contracts (including swaps, forwards,
     and options)                                                    166           162               178            174
                                                                -------------------------------------------------------
Total                                                             $8,984        $7,283            $8,883         $7,010
                                                                -------------------------------------------------------



* Amounts represent carrying value (exclusive of collateral) and do not include receivables or payables related to exchange-traded futures contracts.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                    Average Fair Value*
                                                                       Fair Value*                 Twelve Months Ended
                                                                    November 30, 1997                November 30, 1997
                                                                  -----------------------          -----------------------
(in millions)                                                     Assets      Liabilities          Assets       Liabilities
---------------------------------------------------------------------------------------------------------------------------
Interest rate and currency swaps and options
     (including caps, collars and floors)                         $4,704        $3,303             $4,306        $3,224
Foreign exchange forward contracts and options                     1,840         1,885              1,236         1,532
Options on other fixed income securities,
     mortgage-backed securities forward contracts
     and options                                                     310           297                275           246
Equity contracts (including equity swaps, warrants
     and options)                                                  1,304         1,696              2,134         1,681
Commodity contracts (including swaps, forwards,
     and options)                                                    195           186                304           465
                                                                 ------------------------------------------------------

Total                                                             $8,353        $7,367             $8,255        $7,148
                                                                  -----------------------------------------------------



* Amounts represent carrying value (exclusive of collateral) and do not include receivables or payables related to exchange-traded futures contracts.

         Assets included in the table above and on the previous page represent the Company's unrealized gains, net of unrealized losses for situations in which the Company has a master netting agreement. Similarly, liabilities represent net amounts owed to counterparties. Therefore, the fair value of assets/liabilities related to derivative contracts at February 28, 1998 represents the Company's net receivable/payable for derivative financial instruments before consideration of collateral. Included within the $8,984 million fair value of assets at February 28, 1998 was $8,135 million related to swaps and OTC contracts and $849 million related to exchange-traded option and warrant contracts. Included within the $8,353 million fair value of assets at November 30, 1997 was $8,016 million related to swaps and OTC contracts and $337 million related to exchange traded option and warrant contracts.

         With respect to OTC contracts, including swaps, the Company views its net credit exposure to be $5,513 million at February 28, 1998, representing the fair value of the Company's OTC contracts in an unrealized gain position, after consideration of collateral of $2,622 million. Presented below is an analysis of the Company's net credit exposure at February 28, 1998 for OTC contracts based upon internal designations of counterparty credit quality.

Counterparty                     S&P/Moody's
 Risk Rating                     Equivalent                  Net Credit Exposure
------------               -------------------------         -------------------
       1                   AAA/Aaa                                19%
       2                   AA-/Aa3 or higher                      22%
       3                   A-/A3 or higher                        33%
       4                   BBB-/Baa3 or higher                    11%
       5                   BB-/Ba3 or higher                      10%
       6                   B+/B1 or lower                          5%

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS



         These designations are based on actual ratings made by external rating agencies or by equivalent ratings established and utilized by the Company's Corporate Credit Department.

         The Company is also subject to credit risk related to its exchange-traded derivative contracts. Exchange-traded contracts, including futures and certain options, are transacted directly on the exchange. To protect against the potential for a default, all exchange clearing houses impose net capital requirements for their membership. Additionally, the exchange clearing house requires counterparties to futures contracts to post margin upon the origination of the contract and for any changes in the market value of the contract on a daily basis (certain foreign exchanges provide for settlement within three days). Therefore, the potential for losses from exchange-traded products is limited.

         For a further discussion of the Company's derivative related activities, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations - Off-Balance Sheet Financial Instruments and Derivatives" and Notes 1 and 11 to the Consolidated Financial Statements, included in the Form 10-K.

6.  Other Commitments and Contingencies:

         In connection with its financing activities, the Company has outstanding commitments under certain lending arrangements of approximately $2.4 billion at February 28, 1998 and November 30, 1997. These commitments require borrowers to provide acceptable collateral, as defined in the agreements, when amounts are drawn under the lending facilities. Advances made under the above lending arrangements are typically at variable interest rates and generally provide for over-collateralization based upon the borrowers' creditworthiness.

         The Company, through its high yield sales and trading activities, makes commitments to extend credit in loan syndication transactions principally to below investment grade borrowers and participates a significant portion of these commitments. These commitments, which are net of syndications and participations totaled $1.2 billion and $1.4 billion at February 28, 1998 and November 30, 1997, respectively, are typically secured against the borrower's assets and have fixed maturity dates. The draw down of these facilities is generally contingent upon certain representations, warranties and contractual conditions of the borrower. The total commitments may not be indicative of actual funding requirements as they may expire without being drawn upon and the Company may participate additional amounts in the normal course of its business.

         The Company has commitments to invest up to $452 million in partnerships, which in turn will make direct merchant banking related investments. These commitments will be funded as required through the end of the respective partnerships' investment periods, principally expiring in 2004.

         The Company is also a sponsor of a fund to provide interim acquisition facilities. In connection therewith, the Company may provide up to $150 million to be used by the fund to provide short-term acquisition financing. Any draw downs under the facility are expected to be repaid within a short-term period.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS


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

         As a leading global investment bank, risk is an inherent part of all of the Company's businesses and activities. The extent to which the Company properly and effectively identifies, assesses, monitors and manages each of the various types of risks involved in its trading (including derivatives), brokerage, and investment banking activities is critical to the success and profitability of the Company. The principal types of risks involved in the Company's activities are market risk, credit or counterparty risk and transaction risk. Management has developed a control infrastructure to monitor and manage each type of risk on a global basis throughout the Company. For further discussion of these matters, refer to Note 13 to the Consolidated Financial Statements, in the Form 10-K.

7.  Incentive Plans:

         In the first quarter of 1998, the Company transferred 2.5 million shares of its common stock into the RSU Trust established in the prior year. The Company funded the transfer through open market purchases during the quarter and by transferring treasury stock held at November 30, 1997.

         The Company also granted approximately 2.5 million options (the "1998 Options") under the 1996 Management Ownership Plan to certain senior officers. No compensation expense has been recognized for these stock options as they were issued with an exercise price at the market price of the common stock on the date of the grant.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS


8.  Earnings Per Share

         Earnings per share was calculated as follows (in millions, except for per share data):

                                                       Three months
                                                           ended
                                                        February 28
                                               -------------------------------
                                                     1998          1997
                                                 ------------   -----------
Numerator:
  Net income                                          $187         $144
  Preferred stock dividends                             (7)          (6)
                                                    ------        -----
  Numerator for basic and diluted earnings
    per share - income available to common
    stockholders                                      $180         $138
                                                      ====         ====
Denominator:
  Denominator for basic earnings
     per share - weighted-average
     shares                                            121          117
  Effect of dilutive securities:
     Employee stock options                              3            1
     Common stock equivalents                            1            1
                                                    ------       ------
  Dilutive potential common shares                       4            2
                                                    ------       ------
     Denominator for diluted
        earnings per share - adjusted
        weighted-average shares                        125          119
                                                     =====        =====
Basic earnings per share                             $1.49        $1.18
                                                     =====        =====
Diluted earnings per share                           $1.44        $1.16
                                                     =====        =====

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS




Business Environment

         The principal business activities of the Company are investment banking and securities trading and sales, which by their nature are subject to volatility, primarily due to changes in interest and foreign exchange rates and security valuations, global economic and political trends and industry competition. As a result, the Company's revenues and earnings may vary significantly from quarter to quarter and from year to year.

         The generally favorable market and economic conditions that characterized fiscal 1997 continued into the first three months of the Company's fiscal year ("fiscal 1998"). During the first three months of fiscal 1998, investor demand in the worldwide debt and equity markets remained strong led by the U.S. economy and the favorable interest-rate environment. The pace of underwriting for combined fixed income and equity securities accelerated to record levels. The unabated pace of global merger and acquisition activity fueled financing of all types. Investors continued to focus on worldwide market conditions particularly with respect to the potential effects of the Asian crisis which occurred during the latter half of 1997, as well as any signs of weakening in the U.S. economy.

         In the global fixed income markets, fiscal 1998 began with uncertainty as investors focused on whether the U.S. Federal Reserve Board (the "Fed") would change the overnight lending rate from 5.5% and whether the crisis which occurred in the Asian region in 1997 would have a negative impact on the U.S. economy. By the end of January, however, the bond markets rallied when the Fed left rates unchanged. In fact, rates on the 30-year U.S. Treasury remained below 6% for most of the first quarter of 1998. In Europe, the economic environment remained extremely favorable throughout the first quarter. Low levels of inflation and the continued strength of the U.S. dollar propelled the European bond markets, especially in some of the smaller markets (e.g., Italy and Spain). In Japan, the weakening economy drove bond yields to new record lows not seen by any modern, industrialized country.

         U.S. equity markets continued to recover from the 1997 Asian correction, and most equity indices posted successive record highs during the quarter. Concerns about earnings weakness related to Asia and several corporate profit warnings, prompted analysts to reduce their earnings expectations for the beginning of 1998. Nevertheless, profit margins expanded early in fiscal 1998 to 6.5%, the highest since the 1960's, while inflation fell further during the quarter, from a 1.8% annual rate to 1.4%, helped in part by lower oil prices. These factors, combined with the maintenance of the 30-year U.S. treasury yield below 6%, expanded the "price to earnings" multiple: the forward "price to earnings" multiple on the U.S. stock market rose from 18.9 at the beginning of the quarter to 20.6 in February. Thus, despite slowing profit growth, the S&P 500 returned almost 10% for the quarter. After a strong performance in 1997, the European equity markets rose even more rapidly during fiscal 1998, with a corresponding increase in trading volumes. The Financial Times - S&P European Index recorded a 17% gain in dollar terms, fueled by the rally in bonds, with smaller markets achieving the best performance. Elsewhere, the stock markets of Southeast Asia rebounded from the lows reached in January 1998, but remained well below levels of a year ago. In Japan, the equity market failed to make any progress during fiscal 1998.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



         Worldwide underwriting volumes in fixed income products were unprecedented during fiscal 1998. U.S. underwriting volumes, while experiencing a slowdown in December 1997 and January 1998, strengthened over the prior year led by the issuance of corporate, high yield and asset-backed bonds. Issuers came to market to take advantage of the historically attractive yields, as well as favorable pricing in the spread sectors. Equity and equity-related underwriting volumes declined slightly during fiscal 1998 from the comparable period in fiscal 1997. During fiscal 1998, companies reduced their reliance on equity and equity-related underwriting as a result of the use of stock-for-stock mergers and acquisitions activity and the favorable borrowing rate environment. Although the average equity deal size in terms of dollar value increased during fiscal 1998, the actual number of equity and equity-related deals was overshadowed by the number of debt deals at a rate not seen since the fourth quarter of 1990.

         Corporate Finance Advisory activities continued unabated during the first three months of fiscal 1998. Coming off a record year in 1997, the first quarter of 1998 continued to reflect the continuing trend of consolidation and globalization across industry sectors and the overall strength in the global capital markets.

         Strong financial markets characterized fiscal 1998; nevertheless, the financial services industry is cyclical. As a result, the Company's businesses are evaluated across market cycles for operating profitability and their contribution to the Company's long-term strategic objectives. The Company strives to minimize the effects of economic downturns through its diversified product base; stringent cost controls, global presence and risk management practices.





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

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



Results of Operations
For the Three Months Ended February 28, 1998 and 1997
-----------------------------------------------------

         The Company reported net income of $187 million for the first quarter ended February 28, 1998 representing an increase of 30% from net income of $144 million for the first quarter ended February 28, 1997. This increase reflected across-the-board strength in the Company's equity, fixed income and investment banking businesses. The Company's earnings momentum and profitability increased significantly throughout the first quarter of 1998. Earnings per common share (diluted) increased to $1.44 for the first quarter of 1998 from $1.16 for the first quarter of 1997.

         Net revenues increased to $1,045 million for the first quarter of 1998 from $925 million for the first quarter of 1997. The increase in net revenues from the first quarter of 1997 resulted from continued strong performance in a number of higher-margin businesses including the global merger and acquisition advisory business, equity sales and trading, equity derivatives, mortgage and real estate activities and high yield trading and origination.

         Compensation and benefits expense as a percentage of net revenues was 50.7% for both 1998 and 1997, reflecting the twelfth successive quarter of consistent compensation levels relative to net revenues. Nonpersonnel expenses increased to $240 million in the first quarter of 1998 from $237 million in the first quarter of 1997; however, nonpersonnel expenses as a percentage of net revenues decreased to 23.0% for the first quarter of 1998 from 25.6% for the first quarter of 1997. Increased net revenues led to an improvement in the Company's pretax operating margin to 26.3% in the three months of 1998 from 23.7% in the three months of 1997.

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

         Net revenues from the Company's market-making and trading activities in fixed income and equity products are recognized as either principal transactions or net interest revenues depending upon the method of financing and/or hedging related to specific inventory positions. The Company evaluates its trading strategies on an overall profitability basis which includes both principal transactions revenues and net interest. Therefore, changes in net interest should not be viewed in isolation but should be viewed in conjunction with revenues from principal transactions. Principal transactions and net interest revenues were relatively flat in 1998 as compared to 1997. Increased principal transactions revenues across many of the Company's fixed income and equity product lines were partially offset by increased interest expenses resulting from a shift in the composition of the Company's fixed income portfolio, an increase in financing costs associated with higher equity inventory levels and higher long-term debt levels.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



         The following table of net revenues by business unit and the accompanying discussion have been prepared in order to present the Company's net revenues in a format that reflects the manner in which the Company manages its businesses. For internal management purposes, the Company has been segregated into four major business units: Fixed Income, Equity, Corporate Finance Advisory, and Merchant Banking. Each business unit represents a grouping of financial activities and products with similar characteristics. These business activities result in revenues that are recognized in multiple revenue categories contained in the Company's Consolidated Statement of Income. Net revenues by business unit contain certain internal allocations, including funding costs, which are centrally managed.

Three Months Ended February 28, 1998

                                      Principal
                                  Transactions and                         Investment
                                    Net Interest         Commissions         Banking         Other         Total
---------------------------------------------------------------------------------------------------------------------------
Fixed Income                               $450            $    7             $156           $  4        $   617
Equity                                      118               106               60              1            285
Corporate Finance Advisory                   (3)                                96                            93
Merchant Banking                             (3)                                36                            33
Other                                                           4                              13             17
---------------------------------------------------------------------------------------------------------------------------
                                           $562              $117             $348            $18         $1,045
---------------------------------------------------------------------------------------------------------------------------

Three Months Ended February 28, 1997

                                      Principal
                                  Transactions and                         Investment
                                    Net Interest         Commissions         Banking         Other         Total
---------------------------------------------------------------------------------------------------------------------------
Fixed Income                               $468              $  9             $102           $  3           $582
Equity                                       82                84               65              1            232
Corporate Finance Advisory                                                      66                            66
Merchant Banking                             (3)                                 3
Other                                         3                 4                4             34             45
---------------------------------------------------------------------------------------------------------------------------
                                           $550               $97             $240            $38           $925
---------------------------------------------------------------------------------------------------------------------------

         Fixed Income. The Company's fixed income net revenues reflect customer flow activities (both institutional and high-net-worth retail), secondary trading, debt underwriting, syndicate and financing activities related to fixed income products. Fixed income products include dollar- and non-dollar government securities, mortgage- and asset-backed securities, money market products, dollar- and non-dollar corporate debt securities, emerging market securities, municipal securities, financing (global access to debt financing sources including repurchase and reverse repurchase agreements), foreign exchange and fixed income derivative products. Fixed income net revenues increased 6% to $617 million for the first quarter of 1998 from $582 million for the first quarter of 1997. The increase in the first quarter results versus the prior year quarter reflected increased revenues from a number of fixed income products including improved performance in both sales and trading and syndicate activities in high yield corporates as well as increased contributions from mortgages and foreign exchange partially offset by decreased results in emerging markets and derivatives. Investment banking revenues, as a component of fixed income revenues, increased to $156 million for the first quarter of 1998 from $102

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


million for the first quarter of 1997 due to increased underwriting fees, particularly in high yield corporates.

         Equity.  Equity net revenues  reflect  customer flow  activities  (both institutional and high-net-worth retail), secondary trading, equity underwriting, equity finance, equity derivatives and equity arbitrage activities. The Company's equity net revenues increased to $285 million for the first quarter of 1998 from $232 million for the first quarter of 1997. Higher revenues resulted from improved contributions from equity derivatives and higher levels of customer flow activities in U.S. listed securities.

         Corporate Finance Advisory. Corporate finance advisory net revenues, classified in the Consolidated Statement of Income as a component of investment banking revenues, result primarily from fees earned by the Company in its role as strategic advisor to its clients. This role consists of advising clients on mergers and acquisitions, divestitures, leveraged buyouts, financial restructurings, and a variety of cross-border transactions. Net revenues from corporate finance advisory activities increased to $93 million for the first quarter of 1998, reflecting a 41% increase from the $66 million recognized in the first quarter of 1997. This increase reflected the closing of several large transactions in the first quarter of 1998 and continued strength in the overall merger and acquisition market environment. During the first calendar quarter, the volume of announced domestic M&A transactions was $68 billion, earning the Company a #1 ranking in this category. In addition, the volume of pending domestic M&A transactions was $165 billion at March 31, 1998. Ranking and volume information are based on data supplied by Securities Data Company.

         Merchant Banking. The Company is the general partner for nine active merchant banking partnerships. Current merchant banking investments held by the partnerships include both publicly traded and privately held companies. Merchant banking net revenues primarily represent the Company's proportionate share of net realized and unrealized gains and losses from the sale and revaluation of investments held by the partnerships. Such amounts are classified in the Consolidated Statement of Income as a component of investment banking revenues. Merchant banking net revenues also reflect the net interest expense relating to the financing of the Company's investment in the partnerships. Merchant banking net revenues were $33 million for the first quarter of 1998 and less than $1 million in the first quarter of 1997. This increase was principally due to realized gains on the sales of the partnerships' interests in numerous investments.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



         Non-Interest Expenses. Non-interest expenses were $770 million for the first quarter of 1998 and $706 million for the first quarter of 1997. Compensation and benefits expense as a percentage of net revenues remained unchanged from the prior year quarter at 50.7%. Nonpersonnel expenses increased to $240 million in the first quarter of 1998 from $237 million in the first quarter of 1997; however, nonpersonnel expenses as a percentage of net revenues decreased to 23.0% for 1998 compared to 25.6% for 1997.

         Income Taxes. The Company's income tax provision was $88 million for the first quarter of 1998 compared to $75 million for the first quarter of 1997. The effective tax rate was 32% for the first quarter of 1998 and 34% for the first quarter of 1997. The decrease in the effective tax rate relates primarily to an increase in tax benefits attributable to income subject to preferential tax treatment partially offset by an increase in income subject to state and local taxes.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

Overview

As a leading global investment bank that actively participates in the global capital markets, the Company has large and diverse capital requirements. Many of the businesses in which the Company operates are capital intensive. Capital is required to finance, among other things, the Company's securities inventories, underwriting activities, principal investments, merchant banking activities and investments in fixed assets.

The Company's  balance  sheet is liquid and consists  primarily of cash and cash equivalents, securities and other financial instruments owned, and collateralized short-term financing agreements. The liquid nature of these assets provides the Company with flexibility in financing and managing its business. The Company's primary activities are based on the execution of customer-related transactions. This flow of customer business supports the rapid asset turnover rate of the Company's inventory.

The Company's total assets increased to $175.6 billion at February 28, 1998 from $151.7 billion at November 30, 1997 reflecting the strategic expansion of certain business lines. This continued focus on growing higher margin businesses resulted in increased levels of mortgages, corporate bonds and equities, and derivative inventory positions at February 28, 1998 compared to November 30, 1997. The Company also positioned itself to benefit from favorable conditions in the worldwide fixed income markets by increasing its secured customer financing activities.

Funding and Capital Policies

The Company's Finance Committee is responsible for establishing and managing the funding and liquidity policies of the Company. These policies include recommendations for capital and balance sheet size as well as the allocation of capital and balance sheet to product areas. Under the authority of the Finance Committee, members of the Company's treasury department work with Regional Asset and Liability Committees to ensure coordination of global funding efforts and implementation of the funding and liquidity policies. The Regional Asset and Liability Committees are aligned with the Company's geographic funding centers and are responsible for implementing funding strategies for their respective regions.

The primary goal of the Company's funding policies is to provide sufficient liquidity and availability of funding sources across a wide range of market environments. There are five key elements of its funding strategy that the Company attempts to achieve:

(1) Maintain an appropriate Total Capital structure to support the business activities in which the Company is engaged. Total Capital is defined as long-term debt, preferred stock and common stockholders' equity.

(2) Minimize liquidity and refinancing risk by funding the Company's assets on a global basis with secured and unsecured liabilities, which have maturities equal to or exceeding the anticipated liquidation period of the assets. (3) Maintain

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


sufficient financial resources to enable the Company to meet its obligations in a period of financial stress through a combination of collateralized short-term financings and Total Capital, as well as the implementation of a contingency funding plan. Financial stress is defined as any event which severely constrains the Company's access to unsecured funding sources.

(4) Obtain diversified funding through a global investor base which maximizes liquidity and reduces concentration risk.

(5) Maintain funding availability in excess of actual utilization.

Short-Term Funding

The Company strives to maximize the portion of the Company's balance sheet that is funded through collateralized borrowing sources, which in turn minimizes the reliance placed upon unsecured short-term debt. Collateralized borrowing sources include cash market securities and other financial instruments sold but not yet purchased, as well as collateralized short-term financings, defined as securities sold under agreements to repurchase ("repos") and securities loaned. Because of their secured nature, OECD government repos and certain other types of collateralized borrowing sources are less credit-sensitive and have historically been a more stable financing source under adverse market conditions.

The amount of the Company's collateralized borrowing activities will vary reflecting changes in the mix and overall levels of securities and other financial instruments owned and global market conditions. The majority of the Company's assets are funded with collateralized borrowing sources. At February 28, 1998 and November 30, 1997, $111 billion and $94 billion, respectively, of the Company's total balance sheet was financed using collateralized borrowing sources.

As of February 28, 1998 and November 30, 1997, commercial paper and short-term debt outstanding were $11.5 billion and $7.8 billion, respectively. Of these amounts, commercial paper outstanding as of February 28, 1998 was $6.0 billion with an average maturity of 72 days, compared to $3.9 billion with an average maturity of 73 days as of November 30, 1997.

At February 28, 1998, Holdings maintained a Revolving Credit Agreement (the "Credit Agreement") with a syndicate of banks. Under the terms of the Credit Agreement, the banks have committed to provide up to $2 billion for up to 364 days. Any loans outstanding on the commitment termination date may be extended to the first anniversary of the commitment termination date at the option of Holdings. The Credit Agreement contains covenants which require, among other things, that the Company maintain specified levels of liquidity and tangible net worth, as defined.

In addition, the Company maintained a $1 billion Secured Revolving Credit Facility (the "Facility") for Lehman Brothers International (Europe) ("LBIE"), the Company's major operating entity in Europe. Under the terms of the committed Facility, the bank group has committed to provide up to $1 billion for up to six months on a secured basis. Any loans outstanding on the commitment termination date may be extended to the first anniversary of the commitment termination date at the option of LBIE. The loans provided by the bank group are available in

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


several currencies, including U.S. dollar, British pound sterling, Deutsche mark, ECU, French franc, and Italian lira, as requested. The Facility contains covenants which require, among other things, that LBIE maintain specified levels of tangible net worth, and regulatory capital, and that the Company maintain specified levels of consolidated stockholders' equity and tangible net worth, as defined.

There were no borrowings outstanding under either the Credit Agreement or the Facility at February 28, 1998. The Company may use the Credit Agreement and the Facility for general corporate purposes from time to time. The Company has maintained compliance with the applicable covenants for both the Credit Agreement and the Facility at all times.

Total Capital

In accordance with the Company's liquidity plan, the Company increased its Total Capital base in 1998 to $28.6 billion at February 28, 1998 from $24.8 billion at November 30, 1997. Total Capital increased primarily due to an increase in long-term debt and the retention of earnings.

                                      February 28           November 30
(in millions)                            1998                  1997
-----------------------------------------------------------------------
Long-term Debt

     Senior Notes                       $20,399              $17,049
     Subordinated Indebtedness            3,515                3,212
                                        -------              -------
                                         23,914               20,261
Stockholders' Equity

     Preferred Equity                       508                  508
     Common Equity                        4,175                4,015
                                        -------              -------
                                          4,683                4,523
-----------------------------------------------------------------------
Total Capital                           $28,597              $24,784
-----------------------------------------------------------------------

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



During the first quarter of 1998, the Company issued $4.6 billion in long-term debt, which was $3.7 billion in excess of its maturing debt. Long-term debt increased to $23.9 billion at February 28, 1998 from $20.3 billion at November 30, 1997 with a weighted average maturity of 3.8 years at February 28, 1998 and
4.1 years at November 30, 1997.

At February 28, 1998, the Company had approximately $4.7 billion available for the issuance of debt securities under various shelf registrations and debt programs.

Capital Resources and Capital Adequacy

Balance sheet leverage ratios are one measure used to evaluate the capital adequacy of a company. Leverage ratios are commonly calculated using either total assets or adjusted total assets divided by total stockholders' equity. The Company believes that the adjusted leverage ratio, rather than the gross leverage ratio, is a more effective measure of financial risk when comparing companies in the securities industry. Adjusted total assets represent total assets less the lower of securities purchased under agreements to resell or securities sold under agreements to repurchase.

Due to the nature of the Company's sales and trading activities, the overall size of the Company's assets and liabilities fluctuates from time to time and at specific points in time may be higher than the fiscal quarter ends or the quarterly average. The Company's average gross leverage ratio and average adjusted leverage ratio for the quarter ended February 28, 1998 were 39.8x and 27.1x, respectively and for the year ended November 30, 1997 were 41.3x and 28.9x, respectively.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


In early 1997, the Company implemented a business performance measurement system. This system is a management reporting tool which charges for capital utilization across the Company's products. It provides detailed profitability and return on equity information for each of the Company's lines of business. The results of charging each of the respective businesses for its capital utilization are that businesses have begun to optimize their use of balance sheet and capital resources, resulting in an improved return on assets and overall decreased levels of both quarterly average gross and adjusted leverage.

[GRAPHIC OMITTED]





Credit Ratings

The Company, like other companies in the securities industry, relies on external sources to finance a significant portion of its day-to-day operations. The Company's access to and cost of funding is generally dependent upon its short- and long- term debt ratings. As of February 28, 1998, the short- and long-term senior debt ratings of Holdings and Lehman Brothers Inc.
("LBI") were as follows:

                                                         Holdings                                    LBI
                                             ---------------------------------     ----------------------------------
                                             Short-term            Long-term       Short-term       Long-term**
---------------------------------------------------------------------------------------------------------------------
Duff & Phelps Credit Rating Co.                    D-1                   A             D-1                A/A-
Fitch IBCA, Inc.                                   F-1                   A             F-1                A/A-
Moody's                                             P2                Baa1              P2            A3*/Baa1
S&P                                                A-1                   A             A-1               A+*/A
Thomson BankWatch                                TBW-1                  A-           TBW-1                A/A-



   *  Provisional ratings on shelf registration
 **  Senior/subordinated

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



High Yield Securities

The  Company  underwrites,  trades,  invests  and makes  markets  in high  yield corporate debt securities. The Company also syndicates, trades and invests in loans to below investment grade-rated companies. For purposes of this discussion, high yield debt securities are defined as securities or loans to companies rated BB+ or lower, or equivalent ratings by recognized credit rating agencies, as well as non-rated securities or loans which, in the opinion of management, are non-investment grade. Non-investment grade securities generally involve greater risks than investment grade securities due to the issuer's creditworthiness and the liquidity of the market for such securities. In addition, these issuers have higher levels of indebtedness, resulting in an increased sensitivity to adverse economic conditions. The Company recognizes these risks and aims to reduce market and credit risk through the diversification of its products and counterparties. High yield debt securities are carried at market value and unrealized gains or losses for these securities are reflected in the Company's Consolidated Statement of Income. The Company's portfolio of such securities at February 28, 1998 and November 30, 1997 included long positions with an aggregate market value of approximately $3.5 billion and $3.2 billion, respectively, and short positions with an aggregate market value of approximately $143 million and $172 million, respectively. The portfolio may, from time to time, contain concentrated holdings of selected issues. The Company's largest high yield position was $209 million at February 28, 1998.

Lending Activities

The Company, through its high yield sales and trading activities, makes commitments to extend credit in loan syndication transactions principally to below investment grade borrowers and participates a significant portion of these commitments. These commitments, which are net of syndications and participations totaled $1.2 billion at February 28, 1998, are typically secured against the borrower's assets and have fixed maturity dates. The draw down of these facilities is generally contingent upon certain representations, warranties and contractual conditions of the borrower. The total commitments may not be indicative of actual funding requirements as they may expire without being drawn upon and the Company may participate additional amounts in the normal course of its business.

Merchant Banking and Related Lending Activities

The Company's merchant banking activities include investments in nine partnerships, for which the Company acts as general partner, as well as direct investments. At February 28, 1998, the investment in merchant banking partnerships was $112 million and direct investments were $61 million. The Company's policy is to carry its investments, including its partnership interests, at fair value based upon the Company's assessment of the underlying investments.

In September 1997, the Company established a $2.0 billion fund for which the Company will act as general partner. The Company has commitments to invest up to an additional $452 million in the partnerships, which in turn will make direct merchant banking related investments. These commitments will be funded as required through the end of the respective partnerships' investment periods, principally expiring in 2004.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



The Company is also a sponsor of a fund to provide interim acquisition facilities. In connection therewith, the Company may provide up to $150 million to be used by the fund to provide short-term acquisition financing. Any draw downs under the facility are expected to be repaid within a short-term period.

In addition, at February 28, 1998, the Company had $1.5 billion direct bridge financings outstanding. Subsequent to February 28, 1998, the Company syndicated a substantial portion of these financings.

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

Market Risk

Market risk represents the potential change in value of a portfolio of financial instruments due to changes in market rates, prices, and volatilities. Market risk is present in cash products, derivatives, and contingent claim structures that exhibit linear as well as non-linear profit and loss sensitivity. The Company's exposure to market risk varies in accordance with the volume of client driven market-making transactions, the size of the Company's proprietary and arbitrage positions, and the volatility of financial instruments traded. The Company seeks to mitigate, whenever possible, excess market risk exposures through the use of futures and option contracts and offsetting cash market instruments.

The Company participates globally in interest rate, equity, and foreign exchange markets. The Company's fixed income division has a broadly diversified market presence in U.S. and foreign government bond trading, emerging market securities, corporate debt (investment and non-investment grade), money market instruments, mortgages and mortgage-backed securities, asset-backed securities, municipal bonds, and interest rate derivatives. The Company's equity division facilitates domestic and foreign trading in equity instruments, indices, and related derivatives. The Company's foreign exchange businesses are involved in trading currencies on a spot and forward basis as well as through derivative products and contracts.

Value at Risk

For purposes of Securities and Exchange Commission disclosure requirements, the Company has elected to disclose an entity-wide value at risk analysis of virtually all of the Company's trading activities. The value at risk related to non-trading financial instruments has been excluded from this analysis and not reported separately because the amounts were not material. The value at risk calculation measures potential losses in expected revenues and is based on a methodology which uses a one-day holding period and a 95% confidence level. Value at risk as of each date presented below was measured by analyzing the distribution of actual trading revenues during the preceding one year period and assumed a relatively consistent portfolio mix.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



Value at risk is one measurement of potential losses in revenues that may result from adverse market movements over a specified period of time with a selected likelihood of occurrence. Value at risk has substantial limitations, including its reliance on historical performance and data as valid predictors of the future. Consequently, value at risk is only one of a number of tools the Company utilizes in its daily risk management activities.

At February 28, 1998 and November 30, 1997, the Company's value at risk for each component of market risk, and in total was as follows (in millions):

                                    February 28, 1998     November 30, 1997
                                    -----------------     -----------------
      Interest rate risk                  $12.1                 $12.2
      Equity price risk                     7.9                   7.1
      Foreign exchange risk                 3.6                   4.5
      Diversification benefit             (10.0)                 (9.0)
                                          -----                  ----
      Total Company                       $13.6                 $14.8
                                          =====                 =====

The Company utilizes a wide variety of market risk management methods, including: limits for each trading activity; marking all positions to market on a daily basis; daily profit and loss statements; position reports; aged inventory position reports; and independent verification of all inventory pricing. The Company believes that these procedures, which stress timely communication between risk, trading and senior management, are critical elements of the risk management process.

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

Actions Relating to First Capital Holdings Inc. (Reported in Holdings' Annual Report on Form 10-K)

         The Virginia Commissioner of Insurance Action. On April 1, 1998, the trial court issued a decision and order reversing the earlier summary judgment decision that had limited damages to under $30 million and reinstated the Commissioner's claims for approximately $300 million. The defendants are currently appealing that decision and seeking a stay of the trial scheduled for April 24, 1998 to the United States Court of Appeals for the Fourth Circuit and seeking to enjoin the Commissioner from seeking these damages based on a prior settlement with the policyholders of Fidelity Bankers Life in the Central District of California.

Bamaodah v. E.F. Hutton & Company Inc. (Reported in Holdings' Annual Report on Form 10-K)

         The expert has filed its report which is favorable to EFH. After comments to the report are filed, the Court of Cassation will close the hearings and render judgment.

MCC Proceeds Inc. v. Lehman Brothers International (Europe). (Reported in Holdings' Annual Report on Form 10-K).

         On March 9, 1998, the House of Lords refused MCC Proceeds' petition for appeal, effectively ending the case.

AIA Holding SA et al. v. Lehman Brothers Inc. and Bear Stearns & Co., Inc. (Reported in Holdings' Annual Report on Form 10-K).

         By memorandum and order dated March 27, 1998, the District Court dismissed without prejudice 18 of the 24 counts pleaded in the complaint. Plaintiffs have until June 24, 1998 to replead. Defendants' answer to the remaining counts is due May 8, 1998.


ITEM 4   Submission of Matters to a Vote of Security-Holders

         At the annual meeting of shareholders of the Company held on March 31, 1998, the following matters were submitted to a vote of security-holders:

A) A proposal was submitted for the election of all Class II Directors. The results for the nominees were: Michael L. Ainslie - 111,148,525 votes for, 1,030,421 votes withheld; Roger S. Berlind - 111,145,697 votes for, 1,033,249 votes withheld; Hideichiro Kobayashi - 110,595,082 votes for, 1,583,864 votes withheld; and Dina Merrill - 110,296,777 votes for, 1,882,169 votes withheld.

B) A proposal was submitted for the ratification of the Company's selection of Ernst & Young LLP as the Company's independent auditors for the 1998 fiscal year. The results were 111,550,405 votes for, 409,808 against, and 218,733 abstained.

C) A proposal was submitted for approval of amendments to the Company's 1996 Management Ownership Plan, to increase the number of shares issuable under such plan by 5.5 million shares and enlarge the class of eligible participants. The results were 80,472,204 votes for, 31,296,309 against, and 410,433 abstained.

ITEM 6   Exhibits and Reports on Form 8-K

The following exhibits and reports on Form 8-K are filed as part of this Quarterly Report, or where indicated, were heretofore filed and are hereby incorporated by reference:

(a)      Exhibits:

         11       Computation of Per Share Earnings

         12.1     Computation in Support of Ratio of Earnings to Fixed Charges

         12.2 Computation in Support of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends

         27       Financial Data Schedule


(b)      Reports on Form 8-K:

         1.       Form 8-K dated March 25, 1998,  Items 5 and 7.

         2.       Form 8-K dated April 6, 1998, Items 5 and 7.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       LEHMAN BROTHERS HOLDINGS INC.
                                       -----------------------------
                                                (Registrant)





Date:    April 14, 1998                By  /s/ Richard S. Fuld Jr.
                                          --------------------------
                                               Richard S. Fuld, Jr.
                                               Chairman of the Board and
                                               Chief Executive Officer
                                               (Principal Executive Officer)




Date:   April 14, 1998                 By  /s/ Charles B. Hintz
                                          -----------------------------
                                               Charles B. Hintz
                                               Chief Financial Officer
                                              (Principal Financial Officer)

                                  EXHIBIT INDEX


Exhibit No.         Exhibit


Exhibit 11          Computation of Per Share Earnings

Exhibit 12.1        Computation in Support of Ratio of Earnings to Fixed Charges

Exhibit 12.2 Computation in Support of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends

Exhibit 27          Financial Data Schedule

                                   Exhibit 11

                LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                        COMPUTATION of PER SHARE EARNINGS
                                   (Unaudited)
                        (In millions, except share data)


                                                              Three months
                                                                 ended
                                                              February 28
                                               ---------------------------------
                                                1998                  1997
                                               -----------------    ------------
Numerator:
  Net income                                          $187                 $144
  Preferred stock dividends                             (7)                  (6)
                                               -----------------    ------------
  Numerator for basic and diluted earnings
    per share - income available to common
    stockholders                                      $180                 $138
                                               =================    ============
Denominator:
  Denominator for basic earnings
     per share - weighted-average
     shares                                    120,638,144          116,994,151
  Effect of dilutive securities:
     Employee stock options                      2,691,077            1,327,149
     Common stock equivalents                    1,468,127              764,590
                                               -----------------    ------------
  Dilutive potential common shares               4,159,204            2,091,739
                                               -----------------    ------------
     Denominator for diluted
        earnings per share - adjusted
        weighted-average shares                124,797,348          119,085,890
                                               =================    ============
Basic earnings per share                             $1.49                $1.18
                                               =================    ============
Diluted earnings per share                           $1.44                $1.16
                                               =================    ============

                                  Exhibit 12.1

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
          COMPUTATION in SUPPORT of RATIO of EARNINGS to FIXED CHARGES
                              (Dollars in millions)
                                   (Unaudited)

                                         For the         For the        For the          For the        For the       For the
                                     Twelve Months   Eleven Months   Twelve Months    Twelve Months  Twelve Months  Three Months
                                          Ended           Ended          Ended           Ended           Ended          Ended
                                       December 31     November 30    November 30      November 30    November 30    February 28
                                          1993            1994           1995             1996            1997           1998
                                          ----            ----           ----             ----            ----           ----
Fixed Charges:
Interest expense:
    Subordinated indebtedness          $   144        $    158        $   206        $     220         $   240         $   56
    Bank loans and other
      borrowings*                        5,224           6,294         10,199           10,596          12,770          3,479
    Interest component of rentals
      of office and equipment               76              42             44               34              32              8
  Other adjustments**                        7               4             28               16               9              5
                                     ---------         ---------      ----------      -----------      ---------     ---------
    TOTAL (A)                           $5,451          $6,498        $10,477          $10,866         $13,051         $3,548
                                        ======         =========      ==========       =========       =========        ======

Earnings:
  Pretax income (loss) from
    continuing operations             $     27         $   193       $    369       $      637        $    937         $  275
  Fixed charges                          5,451           6,498         10,477           10,866          13,051          3,548
  Other adjustments***                      (6)                           (28)             (14)             (8)            (5)
                                     ---------         -------         ---------       ---------       ---------        ------
                                                            (4)
    TOTAL (B)                           $5,472          $6,687        $10,818          $11,489         $13,980         $ 3,818
                                        ======          ======         =========       =========       =========         ======
(B / A)                                   1.00            1.03           1.03             1.06            1.07             1.08



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

                                  Exhibit 12.2

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
             COMPUTATION in SUPPORT of RATIO of EARNINGS to COMBINED
                      FIXED CHARGES and PREFERRED DIVIDENDS
                              (Dollars in millions)
                                   (Unaudited)


                                         For the            For the        For the          For the        For the       For the
                                     Twelve Months      Eleven Months   Twelve Months    Twelve Months  Twelve Months  Three Months
                                          Ended              Ended          Ended           Ended           Ended          Ended
                                       December 31        November 30    November 30      November 30    November 30    February 28
                                           1993               1994           1995             1996           1997           1998
                                           ----               ----           ----             ----           ----           ----
Combined Fixed Charges
 and Preferred Dividends:
   Interest expense:
    Subordinated indebtedness            $   144        $     158        $    206          $  220       $    240         $    56
    Bank loans and other
      borrowings*                          5,224            6,294          10,199          10,596         12,770           3,479
    Interest component of rentals
      of office and equipment                 76               42              44              34             32               8
  Other adjustments**                          7                4              28              16              9               5
                                       ---------        ---------       ---------       ---------      ----------       --------
  Total fixed charges                      5,451            6,498          10,477          10,866         13,051           3,548
  Preferred dividends (tax
    equivalent basis)                         48               58              64              58            109               9
                                         --------        --------       ---------       ---------       --------         -------
     TOTAL (A)                            $5,499           $6,556         $10,541         $10,924        $13,160          $3,557
                                          ======           ======         =======         =======        =======          ======

Earnings:
  Pretax income (loss) from
    continuing operations               $     27          $   193       $     369       $     637        $   937          $  275
  Fixed charges                            5,451            6,498          10,477          10,866         13,051           3,548
  Other adjustments***                        (6)                             (28)            (14)            (8)             (5)
                                        --------      -------            --------        --------      -----------      --------
                                                               (4)
    TOTAL (B)                             $5,472           $6,687         $10,818         $11,489        $13,980          $3,818
                                          ======           ======         =======         =======        =======          ======
(B / A)                                    ****              1.02            1.03            1.05           1.06            1.07



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

**** Earnings were inadequate to cover fixed charges and preferred dividends and would have had to increase $27 million in 1993 in order to cover the deficiency.

                                   Exhibit 27