Form 10-Q/A
period 1998-02-28
LEHMAN BROTHERS HOLDINGS INC
filed 1998-05-12
CIK 806085

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A


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

Yes __X__        No ______

As of March 31, 1998, 118,534,552 shares of the Registrant's Common Stock, par value $.10 per share, were outstanding.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     On April 6, 1998, Lehman Brothers Holdings Inc. ("Holdings") filed with the Securities and Exchange Commission (the "SEC") a Current Report on Form 8-K which included as Exhibit 99.1 thereto certain restated financial information resulting from Holdings' adoption of FASB Statement 128. On April 14, 1998, Holdings filed with the SEC its Quarterly Report on Form 10-Q for the quarterly period ended February 28, 1998. This amendment to such Form 10-Q has been filed solely to submit restated Financial Data Schedules for the fiscal year ended November 30, 1997, the nine month period ended August 31, 1997, the six month period ended May 31, 1997 and the three month period ended February 28, 1997; the fiscal year ended November 30, 1996, the nine month period ended August 31, 1996, the six month period ended May 31, 1996 and the three month period ended February 29, 1996; and the fiscal year ended November 30, 1995.

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                LEHMAN BROTHERS HOLDINGS INC.
                                                         (Registrant)


Date: May 11, 1998                              By: /s/ Jennifer Marre
                                                    Jennifer Marre
                                                    Vice President
                                                  (Duly Authorized Officer)


Date: May 11, 1998                              By: /s/ Charles B. Hintz
                                                    Charles B. Hintz
                                                    Chief Financial Officer
                                                 (Principal Financial Officer)

                                EXHIBIT INDEX

Exhibit No.                                 Exhibit


Exhibit 27.1 Restated Financial Data Schedules for the fiscal year ended Novem-ber 30, 1997, the nine month period ended August 31, 1997, the six month period ended May 31, 1997 and the three month period ended February 28, 1997

Exhibit 27.2 Restated Financial Data Schedules for the fiscal year ended Novem-ber 30, 1996, the nine month period ended August 31, 1996, the six month period ended May 31, 1996 and the three month period ended February 29, 1996

Exhibit 27.3 Restated Financial Data Schedule for the fiscal year ended Novem-ber 30, 1995