Form 10-Q
period 1998-05-31
LEHMAN BROTHERS HOLDINGS INC
filed 1998-07-15
CIK 806085

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[ X ]             QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 31, 1998

                                       OR

[     ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ____________ to ____________

                          Commission file number 1-9466

                          Lehman Brothers Holdings Inc.
             (Exact Name of Registrant As Specified In Its Charter)

                 Delaware                             13-3216325
   (State or other jurisdiction of        I.R.S. Employer Identification No.)
     incorporation or organization)

          3 World Financial Center
              New York, New York                     10285
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

As of June 30, 1998, 118,294,083 shares of the Registrant's Common Stock, par value $.10 per share, were outstanding.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES

                                    FORM 10-Q

                       FOR THE QUARTER ENDED MAY 31, 1998

                                      INDEX

Part I.  FINANCIAL INFORMATION                                       Page Number

    Item 1.   Financial Statements - (unaudited)

                   Consolidated Statement of Income -
                     Three and Six Months Ended
                     May 31, 1998 and 1997 ...............................3


                   Consolidated Statement of Financial Condition -
                     May 31, 1998 and 1997 ...............................5

                   Consolidated Statement of Cash Flows -
                     Six Months Ended
                     May 31, 1998 and 1997................................7


                   Notes to Consolidated Financial Statements.............9

    Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations..........16

Part II. OTHER INFORMATION

    Item 1.   Legal Proceedings     ......................................34

    Item 6.   Exhibits and Reports on Form 8-K          ..................36

Signatures................................................................37

EXHIBIT INDEX         ....................................................38

Exhibits

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                        CONSOLIDATED STATEMENT of INCOME
                                   (Unaudited)
                      (In millions, except per share data)

                                                       Three months ended
                                                   May 31              May 31
                                                    1998                1997
                                                --------------     ------------
Revenues
    Principal transactions                           $  588             $  326
    Investment banking                                  495                274
    Commissions                                         124                 91
    Interest and dividends                            4,307              3,099
    Other                                                40                 16
                                                    -------            -------
         Total revenues                               5,554              3,806
    Interest expense                                  4,081              2,952
                                                      -----              -----
         Net revenues                                 1,473                854
                                                      -----             ------
Non-interest expenses
    Compensation and benefits                           747                433
    Brokerage, commissions and clearance fees            60                 61
    Professional services                                43                 47
    Occupancy and equipment                              38                 36
    Communications                                       32                 34
    Business development                                 29                 26
    Depreciation and amortization                        22                 21
    Other                                                26                 24
                                                     ------             ------
          Total non-interest expenses                   997                682
                                                      -----              -----
Income before taxes                                     476                172
    Provision for income taxes                          152                 51
                                                      -----             ------
Net income                                            $ 324              $ 121
                                                      =====              =====
Net income applicable to common stock                 $ 268              $ 114
                                                      =====              =====

Weighted average shares
    Basic                                             120.6              118.0
                                                      =====              =====
    Diluted                                           126.3              120.4
                                                      =====              =====
Earnings per common share
    Basic                                             $2.22              $0.97
                                                      =====              =====
    Diluted                                           $2.12              $0.95
                                                      =====              =====


                 See notes to consolidated financial statements.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                        CONSOLIDATED STATEMENT of INCOME
                                   (Unaudited)
                      (In millions, except per share data)

                                                          Six months ended
                                                       May 31          May 31
                                                        1998            1997
                                                   ---------------  -----------
Revenues
    Principal transactions                               $1,011        $  672
    Investment banking                                      843           514
    Commissions                                             241           188
    Interest and dividends                                7,981         6,377
    Other                                                    58            54
                                                       --------      --------
         Total revenues                                  10,134         7,805
    Interest expense                                      7,616         6,026
                                                         ------        ------
         Net revenues                                     2,518         1,779
                                                         ------        ------
Non-interest expenses
    Compensation and benefits                             1,277           902
    Brokerage, commissions and clearance fees               114           118
    Professional services                                    85            88
    Communications                                           74            70
    Occupancy and equipment                                  68            69
    Business development                                     55            51
    Depreciation and amortization                            44            43
    Other                                                    50            47
                                                          -----         -----
          Total non-interest expenses                     1,767         1,388
                                                          -----         -----
Income before taxes                                         751           391
    Provision for income taxes                              240           126
                                                          -----         -----
Net income                                                $ 511         $ 265
                                                          =====         =====
Net income applicable to common stock                     $ 448         $ 252
                                                          =====         =====

Weighted average shares
     Basic                                                120.6         117.5
                                                          =====         =====
     Diluted                                              125.6         119.8
                                                          =====         =====
Earnings per common share
     Basic                                                $3.71         $2.15
                                                          =====         =====
     Diluted                                              $3.57         $2.11
                                                          =====         =====



                 See notes to consolidated financial statements.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                                   (Unaudited)
                                  (In millions)


                                                          May 31     November 30
ASSETS                                                     1998        1997
                                                         ----------  -----------
Cash and cash equivalents                             $    5,225         1,685

Cash and securities segregated and on deposit
  for regulatory and other purposes                        1,295         1,149

Securities and other financial instruments owned:
   Governments and agencies                               34,387        33,037
   Corporate equities                                     13,034        10,877
   Corporate debt and other                               14,968        10,892
   Mortgages and mortgage-backed                          15,362        11,455
   Derivatives and other contractual agreements            9,179         8,353
   Certificates of deposit and other money market
          instruments                                      2,835         2,248
                                                          ------        ------
                                                          89,765        76,862
                                                          ------        ------
Collateralized short-term agreements:
   Securities purchased under agreements to resell        48,927        43,606
   Securities borrowed                                    20,702        14,146

Receivables:
   Brokers, dealers and clearing organizations             2,206         2,193
   Customers                                               7,808         9,105
   Others                                                  1,637         1,540

Property, equipment and leasehold improvements
  (net of accumulated depreciation and amortization
  of $766 in 1998 and $735 in 1997)                          465           468

Other assets                                                 877           787

Excess of cost over fair value of net assets
  acquired (net of accumulated amortization
  of $115 in 1998 and $111 in 1997)                          160           164
                                                        --------      --------
       Total assets                                     $179,067      $151,705
                                                        ========      ========






                 See notes to consolidated financial statements.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
            CONSOLIDATED STATEMENT OF FINANCIAL CONDITION (Continued)
                                   (Unaudited)
                        (In millions, except share data)

                                                                                                  May 31          November 30
                                                                                                   1998               1997
                                                                                                 ---------       -------------


LIABILITIES AND STOCKHOLDERS' EQUITY
Commercial paper and short-term debt                                                              $ 11,148         $    7,818
Securities and other financial instruments sold
 but not yet purchased:
   Governments and agencies                                                                         18,387             16,201
   Corporate equities                                                                                7,849              4,293
   Corporate debt and other                                                                          2,074              2,219
   Derivatives and other contractual agreements                                                      9,054              7,367
                                                                                                  --------           --------
                                                                                                    37,364             30,080
                                                                                                   -------            -------
Collateralized short-term financings:
   Securities sold under agreements to repurchase                                                   70,912             63,204
   Securities loaned                                                                                 7,627              7,846
Payables:
   Brokers, dealers and clearing organizations                                                       3,286              2,155
   Customers                                                                                        12,344             11,702
Accrued liabilities and other payables                                                               4,457              4,116
Long-term debt:
   Senior notes                                                                                     23,029             17,049
   Subordinated indebtedness                                                                         3,816              3,212
                                                                                                 ---------          ---------
           Total liabilities                                                                       173,983            147,182
                                                                                                   -------            -------
Commitments and contingencies

STOCKHOLDERS' EQUITY
   Preferred stock, $1.00 par value; 38,000,000 shares authorized:
       5% Cumulative Convertible Voting, 13,000,000 shares
         authorized; $39.10 liquidation preference per share
            Series A - shares issued and outstanding:  32,100 in 1998 and                                1                  1
                  33,050 in 1997
            Series B - shares issued and outstanding:  12,967,900 in 1998                              507                507
               and 12,966,950 in 1997
       5.94% Cumulative, Series C - 500,000 shares issued and outstanding;                             250
            $500 liquidation preference per share
       Redeemable Voting, 1,000 shares issued and outstanding;
          $1.00 liquidation preference per share
   Common stock, $0.10 par value; 300,000,000 shares authorized;
       Shares issued: 120,251,742 in 1998 and 119,513,337 in 1997;
       Shares outstanding: 117,114,203 in 1998 and 116,612,074 in 1997                                  12                 12
   Common stock issuable                                                                               126                155
   Additional paid-in capital                                                                        3,462              3,436
   Foreign currency translation adjustment                                                             (11)                12
   Retained earnings                                                                                   928                498
   Common stock in treasury, at cost: 3,137,539 shares in 1998 and
       2,901,263 shares in 1997                                                                       (191)               (98)
                                                                                               ------------      ------------
            Total stockholders' equity                                                               5,084              4,523
                                                                                                ----------         ----------
            Total liabilities and stockholders' equity                                            $179,067           $151,705
                                                                                                  ========           ========

                 See notes to consolidated financial statements.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                  (In millions)

                                                                                             Six months ended
                                                                                    May 31                     May 31
                                                                                     1998                       1997
                                                                                  ----------               -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                          $   511                   $    265
Adjustments to reconcile net income to net cash used in
     operating activities:
  Depreciation and amortization                                                          44                         43
  Provisions for losses and other reserves                                               22                         19
  Deferred tax benefit                                                                                             (33)
  Other adjustments                                                                      30                         42
Net change in:
  Cash and securities segregated                                                       (146)                      (660)
  Securities and other financial instruments owned                                  (12,903)                    (6,856)
  Securities purchased under agreements to resell                                    (5,321)                    (7,753)
  Securities borrowed                                                                (6,556)                    (1,434)
  Receivables from brokers, dealers and clearing organizations                          (13)                     1,046
  Receivables from customers                                                          1,297                       (781)
  Securities and other financial instruments sold but
     not yet purchased                                                                7,284                      7,927
  Securities sold under agreements to repurchase                                      7,708                      1,060
  Securities loaned                                                                    (219)                       608
  Payables to brokers, dealers and clearing organizations                             1,131                        226
  Payables to customers                                                                 642                      1,166
  Accrued liabilities and other payables                                                269                        342
  Other operating assets and liabilities, net                                          (219)                      (307)
                                                                                    -------                    -------

          Net cash used in operating activities                                     $(6,439)                   $(5,080)
                                                                                    --------                   -------



                 See notes to consolidated financial statements.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
                                   (Unaudited)
                                  (In millions)

                                                           Six months ended
                                                          May 31       May 31
                                                           1998         1997
                                                         -------      --------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of senior notes                      $7,566      $3,120
Principal payments of senior notes                          (1,534)     (1,101)
Proceeds from issuance of subordinated indebtedness            600         395
Principal payments of subordinated indebtedness                           (209)
Net proceeds from commercial paper and
    short-term debt                                          3,330       2,887
Payments for treasury stock purchases                         (187)
Dividends paid                                                 (28)        (25)
                                                                  -
Issuance of common stock                                        21          18
Issuance of preferred stock                                    248
                                                           -------
            Net cash provided by financing activities       10,016       5,085
                                                            ------       -----

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, equipment and leasehold improvements     (37)        (34)
                                                            -------    -------
           Net cash used in investing activities               (37)        (34)
                                                            -------    -------
           Net change in cash and cash equivalents           3,540         (29)
                                                             -----     --------
Cash and cash equivalents, beginning of period               1,685       2,149
                                                             -----       -----
           Cash and cash equivalents, end of period         $5,225      $2,120
                                                            ======      ======


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (in millions)

         Interest paid totaled $7,063 and $5,781 for the six months ended May 31, 1998 and 1997, respectively. Income taxes paid totaled $207 and $71 for the six months ended May 31, 1998 and 1997, respectively.



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

2.  Accounting Policies:

         In 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which is effective for fiscal periods ending after December 15, 1997. SFAS No. 128 replaced the presentation of primary and fully diluted earnings per common share ("EPS") with basic and diluted EPS. The Company adopted SFAS No. 128 during the first quarter of 1998 and restated EPS data for the prior periods to conform with the provisions of the Statement.

         On January 1, 1998, SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" became fully effective. Previously, the FASB had deferred until that date certain provisions of SFAS No. 125 pertaining to repurchase agreements, securities lending and similar financing transactions. As a result of adopting the deferred provisions of SFAS No. 125, the Company recognized approximately $1.0 billion of collateral controlled on certain financing transactions and a corresponding obligation to return such collateral at the termination of such transactions.

         In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (the "SOP"). The SOP requires that certain costs incurred in

              LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS


connection with developing or obtaining software for internal use be capitalized. The SOP requires prospective application as of the beginning of an entity's fiscal year without adjustment for costs that would have been capitalized had the SOP been in effect in prior periods. The Company has elected early adoption of this accounting pronouncement effective as of the beginning of its 1998 fiscal year and capitalized approximately $5.6 million of internal use software costs during the first half of 1998.

3.  Long-Term Debt:

         During the six months ended May 31, 1998, the Company issued $8,166 million of long-term debt (comprised of $7,566 million of senior notes and $600 million of subordinated debt). Of the total issuances during the period, $3,027 million were U.S. dollar fixed rate, $4,114 million were U.S. dollar floating rate, $459 million were foreign currency denominated fixed rate, and $566 million were foreign currency denominated floating rate. These issuances were primarily utilized to refinance current and prefund the remaining maturities of long-term debt in 1998 and to increase total capital (stockholders' equity plus long-term debt).

         The Company's floating rate new issuances contain contractual interest rates based primarily on London Interbank Offered Rates ("LIBOR"). All of the Company's fixed rate new issuances were effectively converted to floating rate obligations through the use of interest rate swaps. Of the foreign currency denominated new issuances totaling $1,025 million, $858 million were effectively swapped to U.S. dollars with the remainder match funding foreign currency denominated capital needs.

         The Company had $1,534 million of long-term debt mature during the six months ended May 31, 1998.

4.  Capital Requirements:

         The Company operates globally through a network of subsidiaries with several being subject to regulatory requirements. In the United States, LBI, as a registered broker-dealer, is subject to SEC Rule 15c3-1, the Net Capital Rule, which requires LBI to maintain net capital of not less than the greater of 2% of aggregate debit items arising from customer transactions, as defined, or 4% of funds required to be segregated for customers' regulated commodity accounts, as defined. At May 31, 1998, LBI's regulatory net capital, as defined, of $1,435 million exceeded the minimum requirement by $1,307 million.

         Lehman Brothers International (Europe) ("LBIE"), a United Kingdom registered broker-dealer and subsidiary of Holdings, is subject to the capital requirements of the Securities and Futures Authority ("SFA") of the United Kingdom. Financial resources, as defined, must exceed the total financial resources requirement of the SFA. At May 31, 1998, LBIE's financial resources of approximately $2.3 billion exceeded the minimum requirement by approximately $500 million. Lehman Brothers Japan Inc.'s Tokyo branch, a regulated broker-dealer, is subject to the capital requirements of the Japanese Ministry of Finance and, at May 31, 1998, had net capital of approximately $470 million which was approximately $135 million in excess of the specified levels required. Certain other non-U.S. subsidiaries are subject to various securities, commodities and banking regulations and capital adequacy requirements

              LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS


promulgated by the regulatory and exchange authorities of the countries in which they operate. At May 31, 1998, these other subsidiaries were in compliance with their applicable local capital adequacy requirements. The Company's "AAA" rated derivatives subsidiary, Lehman Brothers Financial Products Inc. ("LBFP"), has established certain capital and operating restrictions which are reviewed by various rating agencies. At May 31, 1998, LBFP had capital which exceeded the requirement of the most stringent rating agency by approximately $95 million.

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


                                                                                                  Average Fair Value*
                                                                       Fair Value*                 Six Months Ended
                                                                       May 31, 1998                  May 31, 1998
                                                                 ------------------------        --------------------------
(in millions)                                                     Assets      Liabilities          Assets       Liabilities
---------------------------------------------------------------------------------------------------------------------------
Interest rate and currency swaps and options
     (including caps, collars and floors)                         $4,999        $2,999            $4,685         $2,872
Foreign exchange forward contracts and options                     1,620         2,011             1,509          1,658
Options on other fixed income securities,
     mortgage-backed securities forward contracts
     and options                                                     244           206               239            221
Equity contracts (including equity swaps, warrants
     and options)                                                  2,103         3,649             2,379          2,823
Commodity contracts (including swaps, forwards,
     and options)                                                    213           189               192            178
                                                                -------------------------------------------------------
Total                                                             $9,179        $9,054            $9,004         $7,752
                                                                -------------------------------------------------------


              LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                     Average Fair Value*
                                                                       Fair Value*                  Twelve Months Ended
                                                                  November 30, 1997                  November 30, 1997
                                                                -------------------------        ------------------------
(in millions)                                                     Assets      Liabilities        Assets         Liabilities
---------------------------------------------------------------------------------------------------------------------------
Interest rate and currency swaps and options
     (including caps, collars and floors)                         $4,704        $3,303             $4,306        $3,224
Foreign exchange forward contracts and options                     1,840         1,885              1,236         1,532
Options on other fixed income securities,
     mortgage-backed securities forward contracts
     and options                                                     310           297                275           246
Equity contracts (including equity swaps, warrants
     and options)                                                  1,304         1,696              2,134         1,681
Commodity contracts (including swaps, forwards,
     and options)                                                    195           186                304           465
                                                                 ------------------------------------------------------
Total                                                             $8,353        $7,367             $8,255        $7,148
                                                                  -----------------------------------------------------


* Amounts represent carrying value (exclusive of collateral) and do not include receivables or payables related to exchange-traded futures contracts.

         Assets included in the table above and on the previous page represent the Company's unrealized gains, net of unrealized losses for situations in which the Company has a master netting agreement. Similarly, liabilities represent net amounts owed to counterparties. Therefore, the fair value of assets/liabilities related to derivative contracts at May 31, 1998 represents the Company's net receivable/payable for derivative financial instruments before consideration of collateral. Included within the $9,179 million fair value of assets at May 31, 1998 was $8,659 million related to swaps and OTC contracts and $520 million related to exchange-traded option and warrant contracts. Included within the $8,353 million fair value of assets at November 30, 1997 was $8,016 million related to swaps and OTC contracts and $337 million related to exchange-traded option and warrant contracts.

         With respect to OTC contracts, including swaps, the Company views its net credit exposure to be $6,014 million at May 31, 1998, representing the fair value of the Company's OTC contracts in an unrealized gain position, after consideration of collateral of $2,645 million. Presented below is an analysis of the Company's net credit exposure at May 31, 1998 for OTC contracts based upon internal designations of counterparty credit quality.

Counterparty                S&P/Moody's
 Risk Rating                 Equivalent         Net Credit Exposure
------------          -------------------------   -------------------
       1              AAA/Aaa                               15%
       2              AA-/Aa3 or higher                     25%
       3              A-/A3 or higher                       34%
       4              BBB-/Baa3 or higher                   13%
       5              BB-/Ba3 or higher                      8%
       6              B+/B1 or lower                         5%

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

6.  Other Commitments and Contingencies:

         In connection with its financing activities, the Company has outstanding commitments under certain lending arrangements of approximately $3.5 billion at May 31, 1998 and $2.4 billion at November 30, 1997. These commitments require borrowers to provide acceptable collateral, as defined in the agreements, when amounts are drawn under the lending facilities. Advances made under the above lending arrangements are typically at variable interest rates and generally provide for over-collateralization based upon the borrowers' creditworthiness.

         The Company, through its high yield sales and trading activities, makes commitments to extend credit in loan syndication transactions principally to below investment grade borrowers and then participates a significant portion of these commitments. These commitments, net of syndications and participations, totaled $1.9 billion and $1.4 billion at May 31, 1998 and November 30, 1997, respectively, are typically secured against the borrower's assets and have fixed maturity dates. The draw down of these facilities is generally contingent upon certain representations, warranties and contractual conditions of the borrower. Total commitments may not be indicative of actual funding requirements as the Company intends to continue syndicating, selling, and/or participating these commitments.

         The Company has commitments to invest up to $351 million in partnerships, which in turn will make direct merchant banking related investments. These commitments will be funded as required through the end of the respective partnerships' investment periods, principally expiring in 2004.

         In June 1998, the Company sponsored a $5 billion interim loan fund, designed to extend financing to clients in connection with a wide range of domestic and international leveraged transactions, including acquisitions, corporate recapitalization and refinancing of existing debt. In connection therewith, the Company intends to provide up to $400 million to be used by the fund. Any draw downs under the facility are expected to be repaid within a short-term period.

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

7.  Preferred Stock:

         On May 11, 1998 the Company issued 5,000,000 Depository Shares (each representing 1/10th of a share) of 5.94% Cumulative Preferred Stock, Series C ("Series C Preferred Stock"), $1.00 par value. These shares have a redemption price of $500 per share, together with accrued and unpaid dividends. Redemption of the Series C Preferred Stock is at the option of the Company for any or all of the outstanding shares after May 31, 2008. The $250 million redemption value of the shares outstanding at May 31, 1998 is classified on the Company's balance sheet as 5.94% Cumulative, Series C Preferred Stock.

         In 1994, Holdings issued the Redeemable Preferred Stock to American Express and Nippon Life for $1,000. The holders of the Redeemable Preferred Stock are entitled to receive annual dividends through May 31, 2002 in an amount equal to 50% of the amount, if any, by which the Company's net income for the preceding year exceeds $400 million, up to a maximum of $50 million, prorated in the case of the last dividend period, which runs from December 1, 2001 to May 31, 2002. For the six months ended May 31, 1998, the Company's net income of $511 million resulted in the recognition of a $50 million dividend on the Redeemable Voting Preferred Stock, which has been reflected in the Consolidated Statement of Income.

              LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS


8.  Earnings Per Share

         Earnings per share was calculated as follows (in millions, except for per share data):

                                            Three months          Six months
                                               ended                ended
                                                May 31             May 31
                                            -----------------  ----------------
Numerator:                                  1998     1997      1998    1997
                                            -------  ------    ------  --------
  Net income                                  $324    $121      $511     $265
  Preferred stock dividends                    (56)     (7)      (63)     (13)
                                             -----   -----     -----    -----
  Numerator for basic and diluted earnings
    per share - income available to common
    stockholders                              $268    $114      $448     $252
                                              =====   ====      ====     ====
Denominator:
  Denominator for basic earnings
     per share - weighted-average shares       121     118       121      118
  Effect of dilutive securities:
     Employee stock options                      3       1         3        1
     Common stock equivalents                    2       1         2        1
                                             ------  -----    ------   ------
  Dilutive potential common shares               5       2         5        2
                                            ------   -----    ------   ------
     Denominator for diluted
        Earnings per share - adjusted
        Weighted-average shares                126     120       126      120
                                             =====   =====     =====    =====
Basic earnings per share                     $2.22   $0.97     $3.71    $2.15
                                             =====   =====     =====    =====
Diluted earnings per share                   $2.12   $0.95     $3.57    $2.11
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

         The generally favorable market and economic conditions that characterized fiscal 1997 continued into the first six months of the Company's fiscal year ("fiscal 1998"). During the first six months of fiscal 1998, investor demand in the worldwide debt and equity markets remained strong led by continued growth in the U.S. economy and the favorable interest-rate environment. The pace of underwriting for combined fixed income and equity securities accelerated to record levels. The unabated pace of global merger and acquisition activity fueled financing of all types. Investors continued to focus on worldwide market conditions, particularly with respect to the potential effects of the Asian crisis, as well as any signs of potential weakening in the U.S. economy.

         In the global fixed income markets, fiscal 1998 began with uncertainty as investors focused on whether the U.S. Federal Reserve Board (the "Fed") would raise the overnight lending rate from 5.5% and whether the crisis which began in the Asian region in the latter half of 1997 would have a negative impact on the U.S. economy. By the end of January, however, the bond markets rallied when the Fed left rates unchanged: interest rates on the 30-year U.S. Treasury bond remained below 6% for most of the first half of fiscal 1998. In Europe, the economic environment remained extremely favorable throughout this period. Low levels of inflation, the continued strength of the U.S. dollar and the prospects of European Monetary Union propelled the European bond markets, especially in some of the smaller markets (e.g., Italy and Spain). In Japan, the weakening economy drove bond yields to historic lows not seen by any modern, industrialized country. In the six months ending May 31, 1998, Japanese 10 year yields fell 50bp to 1.45% as the Yen fell 8% to Y/$ 138.8.

         U.S. equity markets continued to recover from the 1997 Asian correction, with most equity indices posting successive record highs during this period. However, concerns about earnings weakness related to Asia and an increase in corporate profit warnings, prompted analysts to reduce their earnings expectations. Earnings growth slowed considerably with the turmoil in Asia ; indeed, most of the markets' rise came from an increase in the "price to earnings" multiple for the equity market as a whole. The forward "price to earnings" multiple on the U.S. stock market (measured by the S&P 500) rose from 19 times at the beginning of the fiscal year to above 21 times now. This increase was facilitated by moderate inflation and the 30 year U.S. Treasury bond yield staying below 6% for almost the entire period. Thus, despite slowing profit growth, the S&P 500 returned almost 14% for the first half of 1998. Supported by a favorable bond market environment, together with increasing evidence of a recovery in domestic demand, European equity markets performed very strongly. The FT/S&P European Index gained 28.5% in dollar terms over the period, while trading volumes remained buoyant. By contrast, in late spring, increasing pessimism over Japan's ability to resolve its bad debt and structural problems and the associated weakness in the yen sparked off a wave of negative sentiment towards markets across the Far East and throughout emerging markets

                   LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

globally. In the six months ending May, the FT/S&P Pacific Basin Index fell 11.6% in U.S. dollar terms, and Latin American equities (IFC Investable Index) declined 11.4%.

         Worldwide underwriting volumes in fixed income products were unprecedented during the first six months of fiscal 1998. U.S. underwriting volumes, while experiencing a slowdown in December 1997 and January 1998, strengthened over the prior year, with heavy issuance of corporate, high yield and asset-backed bonds. Issuers came to market to take advantage of the historically attractive yields as well as favorable pricing in the spread sectors. Equity and equity-related underwriting volumes also increased during fiscal 1998 from the comparable period in fiscal 1997 as increased stock prices and favorable valuations induced capital raising by issuers. However, the actual number of equity and equity-related deals was overshadowed by the significant number of debt transactions, where issuance proceeded at a rate not seen since the fourth quarter of 1990.

         Corporate Finance Advisory activities continued at record levels during the first six months of fiscal 1998. Coming off a strong pace in 1997, the volume of announced transactions in the first half of 1998 continued to reflect the trend of consolidation, deregulation and globalization across industry sectors as well as the overall strength in the global capital markets.

         Strong financial markets have characterized fiscal 1998; nevertheless, the financial services industry is cyclical. As a result, the Company's businesses are evaluated across market cycles for operating profitability and their contribution to the Company's long-term strategic objectives. The Company strives to minimize the effects of economic downturns through its diversified product base; stringent cost controls, global presence and risk management practices.




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

                   LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Results of Operations
For the Three Months Ended May 31, 1998 and 1997

         The Company reported net income of $324 million for the second quarter ended May 31, 1998 representing an increase of 168% from net income of $121 million for the second quarter ended May 31, 1997. This increase reflected across-the-board strength in the Company's fixed income, equity and investment banking businesses. The Company's earnings momentum and profitability increased significantly throughout the second quarter of 1998. Earnings per common share (diluted) increased to $2.12 for the second quarter of 1998 from $0.95 for the second quarter of 1997. Included in the 1998 earnings per common share computation was the recognition of $50 million in dividends on the Company's Redeemable Voting Preferred Stock. American Express Company and Nippon Life Insurance Company are entitled to receive an annual non-cumulative preferred dividend equal to 50 percent of the amount by which the company's net income for the full fiscal year exceeds $400 million, up to a maximum of $50 million per year, through 2002. In 1997, the Redeemable Voting Preferred Stock dividend was not recognized until the third and fourth quarter, when the Company's year to date net income exceeded the $400 million threshold.

         Net revenues increased to $1,473 million for the second quarter of 1998 from $854 million for the second quarter of 1997. The increase in net revenues from the second quarter of 1997 resulted from continued strong performance in the global merger and acquisition advisory business, fixed income and equity derivatives, leveraged lending and high yield origination, and real estate and mortgage activities.

         Compensation and benefits expense as a percentage of net revenues was 50.7% for both 1998 and 1997, reflecting the thirteenth successive quarter of consistent compensation levels relative to net revenues. Nonpersonnel expenses were $250 million in the second quarter of 1998, essentially unchanged from the $249 million in the second quarter of 1997; however, nonpersonnel expenses as a percentage of net revenues decreased to 17.0% in the second quarter of 1998 from 29.2% in the second quarter of 1997. Increased net revenues and unchanged expense levels led to an improvement in the Company's pretax operating margin to 32.4% in the second quarter of 1998 from 20.2% in the second quarter of 1997.

         The Company, through its subsidiaries, is a market-maker of equity and fixed income products in major domestic and international markets. As part of its market-making activities, the Company maintains inventory positions of varying amounts across a broad range of financial instruments that are marked-to-market on a daily basis and, along with the Company's proprietary trading positions, give rise to principal transactions revenues. The Company utilizes various hedging strategies to minimize its exposure to significant movements in interest and foreign exchange rates and the equity markets.

         Net revenues from the Company's market-making and trading activities in fixed income and equity products are recognized as either principal transactions or net interest revenues depending upon the method of financing and/or hedging related to specific inventory positions. The Company evaluates its trading strategies on an overall profitability basis which includes both principal transactions revenues and net interest. Therefore, changes in net interest

                   LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



should not be viewed in isolation but should be viewed in conjunction with revenues from principal transactions. Principal transactions and net interest revenues increased 72% to $814 million in the second quarter of 1998 from $473 million in the second quarter of 1997. Principal transactions revenues increased as favorable market conditions characterized by low interest rates and low inflation supported debt markets and helped to spur growth in the equity markets in both the U.S. and Europe. Growth in fixed income revenues was paced by mortgages, foreign exchange, derivatives and high yield, while growth in equities revenue was driven by equity cash trading, derivatives and equity arbitrage. Net interest revenues increased as a result of an increase in inventory and a shift in the composition of the Company's fixed income portfolio.

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

Three Months Ended May 31, 1998

                          Principal
                      Transactions and               Investment
                        Net Interest   Commissions   Banking     Other     Total
--------------------------------------------------------------------------------
Fixed Income               $671            $9         $220       $2        $902
Equity                      145           111          122        2         380
Corporate Finance
 Advisory                                              104                  104
Merchant Banking             (3)                        49                   46
Other                         1             4                    36          41
--------------------------------------------------------------------------------
                           $814          $124         $495      $40      $1,473
--------------------------------------------------------------------------------
Three Months Ended May 31, 1997

                         Principal
                     Transactions and                 Investment
                       Net Interest    Commissions     Banking   Other     Total
--------------------------------------------------------------------------------
Fixed Income               $358          $11          $ 71        $5       $445
Equity                      122           76            41         2        241
Corporate Finance
 Advisory                    (3)                        83                   80
Merchant Banking             (4)                        80                   76
Other                                      4            (1)          9       12
--------------------------------------------------------------------------------
                           $473          $91          $274         $16     $854
--------------------------------------------------------------------------------

                   LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


         Fixed Income. The Company's fixed income net revenues reflect customer flow activities (both institutional and high-net-worth retail), secondary trading, debt underwriting, syndicate and financing activities related to fixed income products. Fixed income products include dollar- and non-dollar government securities, mortgage- and asset-backed securities, money market products, dollar- and non-dollar corporate debt securities, emerging market securities, municipal securities, financing (global access to debt financing sources including repurchase and reverse repurchase agreements), foreign exchange and fixed income derivative products. Fixed income net revenues increased 103% to $902 million for the second quarter of 1998 from $445 million for the second quarter of 1997. The increase in the second quarter results versus the prior year quarter reflected increased revenues from a number of fixed income products including improved performance in both sales and trading and syndicate activities in high yield corporates as well as increased contributions from mortgages, foreign exchange and fixed income derivative products, partially offset by decreased results in government and municipal investments. Investment banking revenues, as a component of fixed income revenues, increased to $220 million for the second quarter of 1998 from $71 million for the second quarter of 1997 due to increased underwriting fees, particularly in high yield corporates.

         Equity.  Equity net revenues  reflect  customer flow  activities  (both institutional and high-net-worth retail), secondary trading, equity underwriting, equity finance, equity derivatives and equity arbitrage activities. The Company's equity net revenues increased to $380 million for the second quarter of 1998 from $241 million for the second quarter of 1997. Higher revenues resulted from higher levels of customer flow activities in U.S. and
European listed securities, increased underwriting volumes and improved contributions from equity derivatives. Investment Banking revenues, as a component of equity revenues, increased to $122 million for the second quarter of 1998 from $41 million for the second quarter of 1997 due to increased underwriting volumes in U.S. listed and convertible securities.

         Corporate Finance Advisory. Corporate finance advisory net revenues, classified in the Consolidated Statement of Income as a component of investment banking revenues, result primarily from fees earned by the Company in its role as strategic advisor to its clients. This role consists of advising clients on mergers and acquisitions, divestitures, leveraged buyouts, financial restructurings, and a variety of cross-border transactions. Net revenues from corporate finance advisory activities increased to $104 million for the second quarter of 1998, reflecting a 30% increase from the $80 million recognized in the second quarter of 1997. This increase reflected the closing of several large transactions in the second quarter of 1998 and continued strength in the overall merger and acquisition market environment. The Company ended the second quarter with a strong transaction pipeline which stood at $166 billion in terms of total dollar value based on data supplied by Securities Data Company.

         Merchant Banking. The Company is the general partner for nine active merchant banking partnerships. Current merchant banking investments held by the partnerships include both publicly traded and privately held companies. Merchant banking net revenues primarily represent the Company's proportionate share of net realized and unrealized gains and losses from the sale and revaluation of investments held by the partnerships. Such amounts are classified in the Consolidated Statement of Income as a component of investment banking revenues. Merchant banking net revenues also reflect the net interest expense relating to the financing of the Company's investment in the partnerships. Merchant banking net revenues were $46 million for the second quarter of 1998 down from $76

                   LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

million in the second quarter of 1997. The second quarter of 1997 reflects the realized gain on the sale of a significant portion of a publicly traded investment held by the partnerships.

         Non-Interest Expenses. Non-interest expenses were $997 million for the second quarter of 1998 and $682 million for the second quarter of 1997. Compensation and benefits expense as a percentage of net revenues remained unchanged from the prior year quarter at 50.7%. Nonpersonnel expenses were $250 million in the second quarter of 1998 compared to $249 million in the second quarter of 1997; however, nonpersonnel expenses as a percentage of net revenues decreased to 17.0% in the second quarter of 1998 from 29.2% in the second quarter of 1997 despite planned investments in a number of key strategic businesses and increased expense related to a higher volume of business activity.

         Income Taxes. The Company's income tax provision was $152 million for the second quarter of 1998 compared to $51 million for the second quarter of 1997. The effective tax rate was 32% for the second quarter of 1998 and 30% for the second quarter of 1997. The increase in the effective tax rate relates primarily to a significantly higher level of pretax income (which reduces the impact of permanent differences), and an increase in income subject to state and local taxes, partially offset by an increase in tax benefits attributable to income and transactions subject to preferential tax treatment.

                   LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Results of Operations
For the Six Months Ended May 31, 1998 and 1997

         The Company reported net income of $511 million for the six months ended May 31, 1998, representing an increase of 93% from net income of $265 million for the six months ended May 31, 1997. Earnings per common share (diluted) increased to $3.57 for the six months of 1998 from $2.11 for the six months of 1997. Included in the 1998 earnings per common share computation was the recognition of $50 million in dividends on the Company's Redeemable Voting Preferred Stock. American Express Company and Nippon Life Insurance Company are entitled to receive an annual non-cumulative preferred dividend equal to 50 percent of the amount by which the company's net income for the full fiscal year exceeds $400 million, up to a maximum of $50 million per year, through 2002. In 1997, the Redeemable Voting Preferred Stock dividend was not recognized until the third and fourth quarter, when the Company's year to date net income exceeded the $400 million threshold.

         Net revenues increased to $2,518 million for the six months of 1998 from $1,779 million for the six months of 1997. The increase in net revenues from the first half of 1997 resulted from continued strong performances in the global merger and acquisition advisory, fixed income and equity businesses.

         Compensation and benefits expense as a percentage of net revenues was 50.7% for both the first half of 1998 and 1997. Nonpersonnel expenses increased slightly to $490 million in the six months of 1998 from $486 million in the six months of 1997; however, nonpersonnel expenses declined as a percentage of net revenues to 19.5% for the six months of 1998 from 27.3% for the comparable period in 1997. Increased net revenues and unchanged expense levels led to an improvement in the Company's pretax operating margin to 29.8% in the first half of 1998 from 22.0% in the first half of 1997.

         Principal transactions and net interest revenues increased to $1,376 million for the six months of 1998 from $1,023 million for the six months of 1997. Principal transactions revenues increased as favorable market conditions characterized by low interest rates and low inflation supported debt markets and helped to spur growth in the equity markets in both the U.S. and Europe. Growth in Fixed Income revenue was paced by mortgages, foreign exchange, derivatives and high yield, while growth in equities revenue was driven by equity cash trading and derivatives. Net interest revenues increased as a result of an increase in inventory and a shift in the composition of the Company's fixed income portfolio.

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

Six Months Ended May 31, 1998

                     Principal
                 Transactions and                Investment
                    Net Interest    Commissions    Banking    Other     Total
-----------------------------------------------------------------------------
Fixed Income          $1,120         $  17        $376       $  6      $1,519
Equity                   263           216         182          4         665
Corporate Finance
     Advisory             (2)                      199                    197
Merchant Banking          (6)                       85                     79
Other                      1             8           1         48          58
-----------------------------------------------------------------------------
                      $1,376          $241        $843        $58      $2,518
-----------------------------------------------------------------------------

Six Months Ended May 31, 1997

                   Principal
                 Transactions and              Investment
                   Net Interest   Commissions    Banking     Other      Total
-----------------------------------------------------------------------------
Fixed Income          $  826         $  21        $172       $  8      $1,027
Equity                   205           160         106          3         474
Corporate Finance
     Advisory             (3)                      149                    146
Merchant Banking          (8)                       84                     76
Other                      3             7           3         43          56
-----------------------------------------------------------------------------
                      $1,023          $188        $514        $54      $1,779
-----------------------------------------------------------------------------

         Fixed Income. Fixed income net revenues increased to $1,519 million for the six months of 1998 from $1,027 million for the six months of 1997. The increase in the six months of 1998 versus the prior year six months reflected increased revenues from a number of fixed income products including improved performance in both sales and trading and syndicate activities in high yield corporates as well as increased contributions from mortgages, foreign exchange and fixed income derivative products partially offset by decreased results in government and municipal investments. Investment banking revenues, as a component of fixed income revenues, increased to $376 million for the six months of 1998 from $172 million for the six months of 1997 due to increased underwriting fees, particularly in high yield corporates.

         Equity. The Company's equity net revenues increased to $665 million for the six months of 1998 from $474 million for the six months of 1997. Higher revenues resulted from higher levels of customer flow activities in U.S. listed securities, increased underwriting volumes and improved contributions from equity derivatives. Investment banking revenues, as a component of equity revenues, increased to $182 million for the six months of 1998 from $106 million for the six months of 1997 due to increased underwriting volumes in U.S. listed and convertible securities.

                   LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

         Corporate Finance Advisory. Net revenues from corporate finance advisory activities increased to $197 million for the six months of 1998 reflecting a 35% increase from the $146 million recognized in the six months of 1997. This increase reflected continued strength in the overall merger and acquisition market environment. For completed M&A transactions, Lehman has improved its worldwide ranking from number 10 to number 4, increasing its market share from 6% to 15%, in part through participation in 5 of the 15 largest deals in the first half of the 1998 calendar year.

         Merchant Banking. Merchant banking net revenues were $79 million for the six months of 1998 and $76 million in the six months of 1997. 1998 net revenues reflect the realized gains on the sales of the partnerships' interest in numerous investments as well as net unrealized gains recognized on the publicly traded investments. 1997 net revenues reflect a realized gain on the sale of a significant portion of a publicly traded investment held by the partnerships which was completely divested in the third quarter of 1997.

         Non-Interest Expenses. Non-interest expenses were $1,767 million for the six months of 1998 and $1,388 million for the six months of 1997. Compensation and benefits expense as a percentage of net revenues remained unchanged from the comparable prior year period at 50.7%. Nonpersonnel expenses increased slightly to $490 million in the six months of 1998 from $486 million in the six months of 1997, however, nonpersonnel expenses declined as a percentage of net revenues to 19.5% for the six months of 1998 from 27.3% for the comparable period in 1997.

         Income Taxes. The Company's income tax provision was $240 million for the six months of 1998 compared to $126 million for the six months of 1997. The effective tax rate was 32% for the six months of 1998 and 1997. The 1998 effective tax rate, although the same as that of 1997, reflects an increase in tax benefits attributable to income and transactions subject to preferential tax treatment offset by a significantly higher level of pretax income and an increase in income subject to state and local taxes.

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

The Company's total assets increased to $179.1 billion at May 31, 1998 from $151.7 billion at November 30, 1997, reflecting the strategic expansion of certain business lines. The Company's continued focus on growing higher margin businesses resulted in across the board increases in inventory positions at May 31, 1998 compared to November 30, 1997. The Company also positioned itself to benefit from favorable conditions in the worldwide fixed income markets by increasing its secured customer financing activities.

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

                   LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


(3) Maintain sufficient financial resources to enable the Company to meet its obligations in a period of financial stress through a combination of collateralized short-term financings and Total Capital, as well as the implementation of a contingency funding plan. Financial stress is defined as any event which severely constrains the Company's access to unsecured funding sources.

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

The amount of the Company's collateralized borrowing activities will vary reflecting changes in the mix and overall levels of securities and other financial instruments owned and global market conditions. The majority of the Company's assets are funded with collateralized borrowing sources. At May 31, 1998 and November 30, 1997, $107 billion and $94 billion, respectively, of the Company's total balance sheet was financed using collateralized borrowing sources.

As of May 31, 1998 and November 30, 1997, commercial paper and short-term debt outstanding were $11.1 billion and $7.8 billion, respectively. Of these amounts, commercial paper outstanding as of May 31, 1998 was $5.9 billion with an average maturity of 74 days, compared to $3.9 billion with an average maturity of 73 days as of November 30, 1997.

At May 31, 1998, Holdings maintained a Revolving Credit Agreement (the "Credit Agreement") with a syndicate of banks. Under the terms of the Credit Agreement, the banks have committed to provide up to $2 billion for up to 364 days. Any loans outstanding on the commitment termination date may be extended to the first anniversary of the commitment termination date at the option of Holdings. The Credit Agreement contains covenants which require, among other things, that the Company maintain specified levels of liquidity and tangible net worth, as defined.

There were no borrowings outstanding under the Credit Agreement at May 31, 1998. The Company may use the Credit Agreement for general corporate purposes from time to time. The Company has maintained compliance with the applicable covenants of the Credit Agreement at all times.

                   LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

The Company is currently negotiating a new $1 billion Committed Securities Repurchase Facility (the "Facility") for LBIE, the Company's major operating entity in Europe. The Facility is expected to provide secured multi-currency financing for a broader range of collateral types than LBIE's previous committed secured credit facility. Under the terms of the Facility, the bank group will agree to provide funding for up to one year on a secured basis.

Total Capital

In accordance with the Company's liquidity plan, the Company increased its Total Capital base in 1998 to $31.9 billion at May 31, 1998 from $24.8 billion at November 30, 1997. Total Capital increased primarily due to an increase in long-term debt and the retention of earnings.

                                       May 31                  November 30
(in millions)                           1998                      1997
--------------------------------------------------------------------------------
Long-term Debt

     Senior Notes                      $23,029                  $17,049
     Subordinated Indebtedness           3,816                    3,212
                                       -------                  -------
                                        26,845                   20,261
Stockholders' Equity

     Preferred Equity                      758                      508
     Common Equity                       4,326                    4,015
                                       -------                  -------
                                         5,084                    4,523
--------------------------------------------------------------------------------
Total Capital                          $31,929                  $24,784
--------------------------------------------------------------------------------

During the six months of 1998, the Company issued $8.2 billion in long-term debt, which was $6.6 billion in excess of its maturing debt. Long-term debt increased to $26.8 billion at May 31, 1998 from $20.3 billion at November 30, 1997 with a weighted average maturity of 3.7 years at May 31, 1998 and 4.1 years at November 30, 1997.

At May 31, 1998, the Company had approximately $10.1 billion available for the issuance of debt securities under various shelf registrations and debt programs.

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

                   LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Due to the nature of the Company's sales and trading activities, the overall size of the Company's assets and liabilities fluctuates from time to time and at specific points in time may be higher than the fiscal quarter ends or the quarterly average. The Company's average gross leverage ratio and average adjusted leverage ratio for the quarter ended May 31, 1998 were 39.6x and 26.9x, respectively and for the year ended November 30, 1997 were 41.3x and 28.9x, respectively.

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


[GRAPHIC OMITTED]

                   LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Credit Ratings

The Company, like other companies in the securities industry, relies on external sources to finance a significant portion of its day-to-day operations. The Company's access to and cost of funding is generally dependent upon its short- and long- term debt ratings. In April 1998, Moody's Investors Services upgraded its ratings outlook on the Company to "positive" from "stable". Additionally, during May 1998, Thomson Bank Watch, upgraded its long-term debt ratings of the Company to "A" from "A-" and the long-term senior and subordinated debt ratings of Lehman Brothers Inc. ("LBI") to "A+" from "A" and "A" from "A-", respectively. As of May 31, 1998, the short- and long-term senior debt ratings of Holdings and LBI were as follows:

                                      Holdings                    LBI
                                      --------                    ---
                                Short-term   Long-term   Short-term  Long-term**
--------------------------------------------------------------------------------
Duff & Phelps Credit Rating Co.     D-1          A         D-1           A/A-
Fitch IBCA, Inc.                    F-1          A         F-1           A/A-
Moody's                              P2       Baa1          P2       A3*/Baa1
S&P                                 A-1          A         A-1          A+*/A
Thomson BankWatch                 TBW-1          A       TBW-1           A+/A

   *  Provisional ratings on shelf registration
 **  Senior/subordinated

Insurance Subsidiary

The Company has established a new subsidiary to underwrite and accumulate insurance and reinsurance risks. The new subsidiary, Lehman Re Ltd., is a Bermuda licensed Class 4 and Long-Term insurance company and was capitalized in June 1998 at $500 million. Lehman Re Ltd. intends to underwrite property and casualty, as well as life and annuity insurance risks. It expects to focus its business initially in four areas: finite and structured financial products; political risk and trade credit insurance; property catastrophe reinsurance; and life and annuity reinsurance.

                   LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

High Yield Securities

The  Company  underwrites,  trades,  invests  and makes  markets  in high  yield corporate debt securities. The Company also syndicates, trades and invests in loans to below investment grade-rated companies. For purposes of this discussion, high yield debt securities are defined as securities or loans to companies rated BB+ or lower, or equivalent ratings by recognized credit rating agencies, as well as non-rated securities or loans which, in the opinion of management, are non-investment grade. Non-investment grade securities generally involve greater risks than investment grade securities due to the issuer's creditworthiness and the liquidity of the market for such securities. In addition, these issuers have higher levels of indebtedness, resulting in an increased sensitivity to adverse economic conditions. The Company recognizes these risks and aims to reduce market and credit risk through the diversification of its products and counterparties. High yield debt securities are carried at market value, and unrealized gains or losses for these securities are reflected in the Company's Consolidated Statement of Income. The Company's portfolio of such securities at May 31, 1998 and November 30, 1997 included long positions with an aggregate market value of approximately $3.7 billion and $3.2 billion, respectively, and short positions with an aggregate market value of approximately $479 million and $172 million, respectively. The portfolio may, from time to time, contain concentrated holdings of selected issues. The Company may also, from time to time, mitigate its net exposure to any single issuer through the use of derivatives and other financial instruments. At May 31, 1998, the Company had no single exposure to an issuer of high yield securities greater than $100 million.

Lending Activities

The Company, through its high yield sales and trading activities, makes commitments to extend credit in loan syndication transactions principally to below investment grade borrowers and participates a significant portion of these commitments. These commitments, which are net of syndications and participations totaled $1.9 billion at May 31, 1998, are typically secured against the borrower's assets and have fixed maturity dates. The utilization of these facilities is generally contingent upon certain representations, warranties and contractual conditions of the borrower. Total commitments may not be indicative of actual funding requirements as the Company intends to continue syndicating, selling, and/or participating these commitments. .

Merchant Banking and Related Lending Activities

The Company's merchant banking activities include investments in nine partnerships, for which the Company acts as general partner, as well as direct investments. At May 31, 1998, the investment in merchant banking partnerships was $154 million and direct investments were $204 million. The Company's policy is to carry its investments, including its partnership interests, at fair value based upon the Company's assessment of the underlying investments.

The Company has commitments to invest up to $351 million in the partnerships, which in turn will make direct merchant banking related investments. These commitments will be funded as required through the end of the respective partnerships' investment periods, principally expiring in 2004.

                   LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


In June 1998, the Company sponsored a $5 billion interim loan fund, designed to extend financing to clients in connection with a wide range of domestic and international leveraged transactions, including acquisitions, corporate recapitalization and refinancing of existing debt. In connection therewith, the Company intends to provide up to $400 million to be used by the fund. Any draw downs under the facility are expected to be repaid within a short-term period.

In addition, at May 31, 1998, the Company had $727 million direct bridge financings outstanding. Subsequent to May 31, 1998, the Company syndicated a significant portion of these financings.

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

The Company's value at risk for each component of market risk, and in total was as follows (in millions):

                                  May 31, 1998           November 30, 1997
                                  ------------           -----------------
Interest rate risk                    $12.5                    $12.2
Equity price risk 10.0                  7.1
Foreign exchange risk                   2.4                      4.5
Diversification benefit               (10.5)                    (9.0)
                                      -----                     ----
Total Company                         $14.4                    $14.8
                                      =====                    =====

The Company utilizes a wide variety of market risk management methods, including: limits for each trading activity; marking all positions to market on a daily basis; daily profit and loss analyses; position reports; aged inventory position analyses; and independent verification of all inventory pricing. The Company believes that these procedures, which stress timely communication between risk, trading and senior management, are critical elements of the risk management process.

Other

Recent Development

On April 17, 1998, the United States District Court for the Northern District of Texas approved the settlement of a class action captioned Warren Chisum, et al.
v. Lehman Brothers Inc., et al. The class action alleged violations of the federal securities laws and breaches of fiduciary duty by defendants in connection with the origination, sale and operation of nine E.F. Hutton net lease real estate limited partnerships sold in the early 1980's. The settlement cost of $75 million was charged against existing reserves.

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

Actions Relating to First Capital Holdings Inc. (Reported in Holdings' Annual Report on Form 10-K and First Quarter Report on Form 10-Q)

         The Virginia Commissioner of Insurance. On May 21, 1988 after trial, the Court entered a Judgment Order in accord with the jury verdict, ordering that the plaintiffs recover nothing from the defendants and dismissing the complaint.

Warren D. Chisum, et al. v. Lehman Brothers Inc. et al. (Reported in Holdings' Annual Report on Form 10-K and First Quarter Report on Form 10-Q)

         On April 17, 1988, the Court entered a final order approving the settlement of this action.

Bamaodah v. E.F. Hutton & Company Inc. (Reported in Holdings' Annual Report on Form 10-K and First Quarter Report on Form 10-Q)

         The Court has ordered the experts to conduct a review of certain additional documents and has set October 25, 1998 as the next hearing date.

AIA Holding SA et al. V. Lehman Brothers Inc. and Bear Stearns & Co., Inc. (Reported in Holdings' Annual Report on Form 10-K and First Quarter Report on Form 10-Q)

         On July 3, 1998 the Plaintiffs served their First Amended Complaint which contains eighteen causes of action against Lehman Brothers and/or Bear Stearns.

In re MobileMedia Securities Litigation.

          LBI was named as a defendant in several purported class actions filed in December, 1996 in the United States District Court for the District of New Jersey in connection with (i) a November 7, 1995 offering of common stock of MobileMedia Corporation; and (ii) a November 7, 1995 offering of 9-3/8% senior subordinated notes of MobileMedia Communications Inc due in 2007. On November 3, 1997 a consolidated amended class action complaint was filed naming certain of MobileMedia Corporation's officers and directors and the four co-lead underwriters of these offerings, including LBI. MobileMedia filed for Chapter 11 bankruptcy protection on January 30, 1997, and therefore, is not named as a defendant. The complaint alleges that the underwriters violated Sections 11 and 12 of the 1933 Securities Act. Plaintiffs seek rescission and unspecified compensatory damages.

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

(a)      Exhibits:

         11       Computation of Per Share Earnings

         12.1     Computation in Support of Ratio of Earnings to Fixed Charges

         12.2 Computation in Support of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends

         27       Financial Data Schedule


(b)      Reports on Form 8-K:

                   Form 8-K dated May 13, 1998, Item 7. Form 8-K dated June 18, 1998, Items 5 and 7.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              LEHMAN BROTHERS HOLDINGS INC.
                                                      (Registrant)





Date:    July 15, 1998               By        /s/ Richard S. Fuld Jr.
                                               --------------------------
                                                   Richard S. Fuld, Jr.
                                                   Chairman of the Board and
                                                   Chief Executive Officer
                                                   (Principal Executive Officer)




Date:   July 15, 1998                By        /s/ Charles B. Hintz
                                               --------------------------
                                                   Charles B. Hintz
                                                   Chief Financial Officer
                                                   (Principal Financial Officer)

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

Exhibit 12.2 Computation in Support of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends

Exhibit 27               Financial Data Schedule

                                                                   Exhibit 11

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                        COMPUTATION of PER SHARE EARNINGS
                                   (Unaudited)
                        (In millions, except share data)


                                                             Three months                              Six months
                                                                ended                                     Ended
                                                                May 31                                   May 31
                                                 -------------------------------------    --------------------------------------
                                                       1998                 1997                 1998                 1997
                                                 ----------------    -----------------    -----------------    -----------------
Numerator:
  Net income                                                $324                $121                 $511                 $265
  Preferred stock dividends                                  (56)                 (7)                 (63)                 (13)
                                                 ----------------    -----------------    -----------------    -----------------
  Numerator for basic and diluted
    earnings per share - income
    available to common stockholders                        $268                $114                 $448                  $252
                                                 ================    =================    =================    =================
Denominator:
  Denominator for basic earnings
     per share - weighted-average
     shares                                          120,633,663         118,009,833          120,638,259           117,510,139
  Effect of dilutive securities:
     Employee stock options                            3,343,693           1,543,642            3,017,385             1,435,395
     Common stock equivalents                          2,323,903             867,258            1,896,015               811,550
                                                 ----------------
                                                                     -----------------    -----------------    -----------------
  Dilutive potential common shares                     5,667,596           2,410,900            4,913,400             2,246,945
                                                 ----------------    -----------------    -----------------    -----------------
     Denominator for diluted
        earnings per share - adjusted
        weighted-average shares                      126,301,259         120,420,733           25,551,659           119,757,084
                                                 ================    =================    =================    =================
Basic earnings per share                                   $2.22               $0.97                $3.71                 $2.15
                                                 ================    =================    =================    =================
Diluted earnings per share                                 $2.12               $0.95                $3.57                 $2.11
                                                 ================    =================    =================    =================


                                                                    Exhibit 12.1

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
          COMPUTATION in SUPPORT of RATIO of EARNINGS to FIXED CHARGES
                              (Dollars in millions)
                                   (Unaudited)

                                         For the         For the        For the          For the        For the       For the
                                     Twelve Months   Eleven Months   Twelve Months    Twelve Months  Twelve Months   Six Months
                                          Ended           Ended          Ended           Ended           Ended          Ended
                                       December 31     November 30    November 30      November 30    November 30      May 31
                                          1993            1994           1995             1996           1997           1998
                                          ----            ----           ----             ----           ----           ----
Fixed Charges:
Interest expense:
    Subordinated indebtedness             $   144        $  158       $    206        $     220         $   240         $   118
    Bank loans and other
      borrowings*                           5,224         6,294          10,199          10,596          12,770           7,498
    Interest component of rentals
      of office and equipment                  76            42              44              34              32              16
  Other adjustments**                           7             4              28              16               9              11
                                           ------       ---------      --------         -------         --------        -------
    TOTAL (A)                              $5,451        $6,498         $10,477         $10,866         $13,051          $7,643
                                           ======       =========      ========         =======         ========         ======

Earnings:
  Pretax income (loss) from
    continuing operations                $     27       $   193       $     369       $     637        $    937         $   751
  Fixed charges                             5,451         6,498          10,477          10,866          13,051           7,643
  Other adjustments***                         (6)           (4)            (28)            (14)             (8)            (11)
                                           -------      -------         -------         -------         -------           -----
TOTAL (B)                                  $5,472        $6,687         $10,818         $11,489         $13,980          $8,383
                                           ======        ======         =======         =======         =======          ======
(B / A)                                      1.00          1.03            1.03            1.06            1.07            1.10



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



                                         For the         For the        For the          For the        For the         For the
                                     Twelve Months   Eleven Months   Twelve Months    Twelve Months  Twelve Months     Six Months
                                          Ended           Ended          Ended           Ended           Ended            Ended
                                       December 31     November 30    November 30      November 30    November 30        May 31
                                          1993            1994           1995             1996           1997             1998
                                          ----            ----           ----             ----           ----             ----
Combined Fixed Charges
 and Preferred Dividends:
   Interest expense:
    Subordinated indebtedness            $   144         $    158        $    206          $  220       $    240         $   118
    Bank loans and other
      borrowings*                          5,224            6,294          10,199          10,596         12,770           7,498
    Interest component of rentals
      of office and equipment                 76               42              44              34             32              16
  Other adjustments**                          7                4              28              16              9              11
                                       ---------        ---------       ---------       ---------      -----------       -------
  Total fixed charges                      5,451            6,498          10,477          10,866         13,051           7,643
  Preferred dividends (tax
    equivalent basis)                         48               58              64              58            109              92
                                         --------        --------       ---------       ---------       --------         -------
     TOTAL (A)                            $5,499           $6,556         $10,541         $10,924        $13,160          $7,735
                                          ======           ======         =======         =======        =======          ======

Earnings:
  Pretax income (loss) from
    continuing operations               $     27          $   193       $     369       $     637        $   937          $  751
  Fixed charges                            5,451            6,498          10,477          10,866         13,051           7,643
  Other adjustments***                        (6)              (4)            (28)            (14)            (8)            (11)
                                        --------          -------         -------         -------       --------          ------
    TOTAL (B)                             $5,472           $6,687         $10,818         $11,489        $13,980          $8,383
                                          ======           ======         =======         =======        =======          ======
(B / A)                                    ****              1.02            1.03            1.05           1.06            1.08



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