Form 10-Q
period 1998-08-31
LEHMAN BROTHERS HOLDINGS INC
filed 1998-10-15
CIK 806085

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


               [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 1998

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
         (State or other jurisdiction     (I.R.S. Employer Identification No.)
          of incorporation or organization)

                            3 World Financial Center
                            New York, New York   10285
                        (Address of principal   (Zip Code)
                           executive offices)

       Registrant's telephone number, including area code: (212) 526-7000


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ______

As of September 30, 1998, 115,980,030 shares of the Registrant's Common Stock, par value $.10 per share, were outstanding.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES

                                    FORM 10-Q

                      FOR THE QUARTER ENDED AUGUST 31, 1998

                                      INDEX


  Part I.      FINANCIAL INFORMATION                                Page Number

   Item 1.   Financial Statements - (unaudited)

                Consolidated Statement of Income -
                  Three and Nine Months Ended
                  August 31, 1998 and 1997 ...........................    3


                Consolidated Statement of Financial Condition -
                  August 31, 1998 and November 30, 1997 ..............    5

                Consolidated Statement of Cash Flows -
                  Nine Months Ended
                  August 31, 1998 and November 30, 1997...............    7

                Notes to Consolidated Financial Statements............    9

   Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations............  16

 Part II.       OTHER INFORMATION

   Item 1.   Legal Proceedings     .....................................  39

   Item 5.   Other Information     .....................................  40

   Item 6.   Exhibits and Reports on Form 8-K          .................  40

  Signatures............................................................  41

  EXHIBIT INDEX       ..................................................  42

  Exhibits

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                        CONSOLIDATED STATEMENT of INCOME
                                   (Unaudited)
                      (In millions, except per share data)


                                                       Three months ended
                                                August 31           August 31
                                                  1998                1997
                                             ---------------       ----------
      Revenues
          Investment banking                       $  493          $  396
          Principal transactions                      131             389
          Commissions                                 137             111
          Interest and dividends                    5,254           3,554
          Other                                       (52)             19
                                                   ------          ------
               Total revenues                       5,963           4,469
          Interest expense                          5,033           3,398
                                                    -----           -----
               Net revenues                           930           1,071
                                                   ------           -----
      Non-interest expenses
          Compensation and benefits                   472             543
          Brokerage, commissions and
                clearance fees                         61              54
          Professional services                        49              43
          Communications                               37              35
          Occupancy and Equipment                      34              35
          Business development                         29              25
          Depreciation and amortization                23              22
          Other                                        18              33
                                                    -----          ------
                Total non-interest expenses           723             790
                                                    -----          ------
      Income before taxes                             207             281
          Provision for income taxes                   56              84
                                                    -----          ------
      Net income                                     $151            $197
                                                     ====           =====
      Net income applicable to common stock          $139            $160
                                                     ====           =====

      Weighted average shares
         Basic                                      121.5           118.7
                                                    =====           =====
         Diluted                                    126.2           122.4
                                                    =====           =====
      Earnings per common share
         Basic                                      $1.15           $1.34
                                                    =====           =====
         Diluted                                    $1.10           $1.30
                                                    =====           =====


                 See notes to consolidated financial statements.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                        CONSOLIDATED STATEMENT of INCOME
                                   (Unaudited)
                      (In millions, except per share data)


                                                         Nine months ended
                                                   August 31        August 31
                                                     1998              1997
                                                ---------------     ---------
      Revenues
          Investment banking                       $1,336           $    910
          Principal transactions                    1,142              1,061
          Commissions                                 378                299
          Interest and dividends                   13,235              9,931
          Other                                         6                 73
                                                   ------             ------
               Total revenues                      16,097             12,274
          Interest expense                         12,649              9,424
                                                   ------             ------
               Net revenues                         3,448              2,850
                                                    -----             ------
      Non-interest expenses
          Compensation and benefits                 1,749              1,445
          Brokerage, commissions and
               clearance fees                         175                172
          Professional services                       134                131
          Communications                              111                105
          Occupancy and equipment                     102                104
          Business development                         84                 76
          Depreciation and amortization                67                 65
          Other                                        68                 80
                                                    -----             -------
                Total non-interest expenses         2,490              2,178
                                                    -----              -----
      Income before taxes                             958                672
          Provision for income taxes                  296                210
                                                    ------             ------
      Net income                                    $ 662              $ 462
                                                    =====              =====
      Net income applicable to common stock         $ 587              $ 412
                                                    =====              =====

      Weighted average shares
           Basic                                    120.9              117.9
                                                    =====              =====
           Diluted                                  125.8              120.6
                                                    =====              =====
      Earnings per common share
           Basic                                    $4.86              $3.49
                                                    =====              =====
           Diluted                                  $4.67              $3.41
                                                    =====              =====




                 See notes to consolidated financial statements.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                                   (Unaudited)
                                  (In millions)


                                                          August 31  November 30
   ASSETS                                                   1998       1997
   ------                                                  -----       --------
  Cash and cash equivalents                              $ 4,732   $   1,685

  Cash and securities segregated and on deposit
    for regulatory and other purposes                      1,605       1,149

  Securities and other financial instruments owned:
     Governments and agencies                             29,762      33,037
     Corporate equities                                   15,161      10,877
     Corporate debt and other                             11,400      10,892
     Mortgages and mortgage-backed                        20,244      11,455
     Derivatives and other contractual agreements         10,712       8,353
     Certificates of deposit and other money market
      instruments                                          3,430       2,248
                                                         -------     -------
                                                          90,709      76,862
                                                          ------      ------
  Collateralized short-term agreements:
     Securities purchased under agreements to resell      57,287      43,606
     Securities borrowed                                  21,815      14,146

  Receivables:
     Brokers, dealers and clearing organizations           2,651       2,193
     Customers                                             9,106       9,105
     Others                                                1,478       1,540

  Property, equipment and leasehold improvements
    (net of accumulated depreciation and amortization
    of $790 in 1998 and $735 in 1997)                        483         468

  Other assets                                             1,043         787

  Excess of cost over fair value of net assets
    acquired (net of accumulated amortization
    of $118 in 1998 and $111 in 1997)                        165         164
                                                        --------    --------
         Total assets                                   $191,074    $151,705
                                                        ========    ========


                 See notes to consolidated financial statements.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
            CONSOLIDATED STATEMENT OF FINANCIAL CONDITION (Continued)
                                   (Unaudited)
                        (In millions, except share data)

                                                                                                          August 31     November 30

                                                                                                             1998           1997
                                                                                                          --------------  --------

LIABILITIES AND STOCKHOLDERS' EQUITY
Commercial paper and short-term debt                                                                        $12,703       $  7,818
Securities and other financial instruments sold but not yet purchased:
   Governments and agencies                                                                                  16,058         16,201
   Corporate equities                                                                                         6,546          4,293
   Corporate debt and other                                                                                   2,712          2,219
   Derivatives and other contractual agreements                                                               8,502          7,367
                                                                                                            -------       --------
                                                                                                             33,818         30,080
Collateralized short-term financings:
   Securities sold under agreements to repurchase                                                            84,496         63,204
   Securities loaned                                                                                          6,110          7,846
Payables:
   Brokers, dealers and clearing organizations                                                                5,265          2,155
   Customers                                                                                                 10,776         11,702
Accrued liabilities and other payables                                                                        4,176          4,116
Long-term debt:
   Senior notes                                                                                              24,711         17,049
   Subordinated indebtedness                                                                                  3,670          3,212
                                                                                                          ---------      ---------
           Total liabilities                                                                                185,725        147,182
                                                                                                            -------        -------
Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock, $1.00 par value;  38,000,000 shares  authorized:  5% Cumulative
   Convertible   Voting,   13,000,000  shares  Authorized;   $39.10  liquidation
   preference per share
           Series A - shares issued and outstanding:12,800, in 1998 and 33,050 in 1997                            1             1
           Series B - shares issued and outstanding:12,987,200 in 1998 and 12,966,950 in 1997                   507           507
   5.94% Cumulative, Series C - 500,000 shares issued and outstanding; $500 liquidation                         250
           preference per share
   5.67% Cumulative, Series D - 40,000 shares issued and outstanding; $5,000 liquidation                        200
           preference per share
   Redeemable Voting, 1,000 shares issued and outstanding; $1.00 liquidation preference per share
   Common stock, $0.10 par value; 300,000,000 shares authorized;
           Shares issued: 121,782,299 in 1998 and 119,513,337 in 1997;
          Shares outstanding: 116,673,240 in 1998 and 116,612,074 in 1997                                        12            12
   Common stock issuable                                                                                        150           155
   Additional paid-in capital                                                                                 3,503         3,436
   Foreign currency translation adjustment                                                                        5            12
   Retained earnings                                                                                          1,053           498
   Common stock in treasury, at cost: 5,109,059 shares in 1998 and 2,901,263 shares in 1997                    (332)          (98)
                                                                                                           ----------   ----------
          Total stockholders' equity                                                                            5,349        4,523
                                                                                                           ----------   ----------
          Total liabilities and stockholders' equity                                                         $191,074     $151,705
                                                                                                           ==========     ========

                 See notes to consolidated financial statements.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                  (In millions)


                                                                                          Nine Months Ended
                                                                                   August 31          August 31
                                                                                     1998               1997
                                                                                  ----------          ---------
   CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                    $   662              $    462
   Adjustments to reconcile net income to net cash used in
        operating activities:
     Depreciation and amortization                                                    67                    65
     Provisions for losses and other reserves                                        107                    41
     Deferred tax benefit                                                            (60)                  (33)
     Other adjustments                                                                51                  (262)
   Net change in:
     Cash and securities segregated                                                 (456)                 (239)
     Securities and other financial instruments owned                            (13,847)              (10,230)
     Securities purchased under agreements to resell                             (13,680)              (10,928)
     Securities borrowed                                                          (7,670)                4,369
     Receivables from brokers, dealers and clearing organizations                   (458)               (1,208)
     Receivables from customers                                                       (1)               (1,656)
     Securities and other financial instruments sold but
        not yet purchased                                                          3,738                 5,948
     Securities sold under agreements to repurchase                               21,292                 1,683
     Securities loaned                                                            (1,736)                2,438
     Payables to brokers, dealers and clearing organizations                       3,110                 2,649
     Payables to customers                                                          (926)                2,363
     Accrued liabilities and other payables                                          (97)                  330
     Other operating assets and liabilities, net                                    (166)                 (244)
                                                                                 --------              -------

             Net cash used in operating activities                              $(10,070)              $(4,452)
                                                                                ---------              --------



                 See notes to consolidated financial statements.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
                                   (Unaudited)
                                  (In millions)


                                                                                       Nine months ended
                                                                                 August 31         August 31
                                                                                    1998             1997
                                                                                 ---------         --------
     CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of senior notes                                       $10,042           $5,503
     Principal payments of senior notes                                            (2,321)          (2,071)
     Proceeds from issuance of subordinated indebtedness                              600              395
     Principal payments of subordinated indebtedness                                 (150)            (550)
     Net proceeds from commercial paper and short-term debt                         4,885              404
     Payments for treasury stock purchases                                           (315)
     Dividends paid                                                                   (49)             (45)
     Issuances of common stock                                                         57               20
     Issuances of preferred stock                                                     444
                                                                                  --------          ------
                Net cash provided by financing activities                          13,193            3,656
                                                                                  --------          ------

     CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property, equipment and leasehold improvements                      (76)             (53)
                                                                                  ---------         -------
                Net cash used in investing activities                                 (76)             (53)
                                                                                  ----------        -------
                Net change in cash and cash equivalents                             3,047             (849)
                                                                                  -------           -------
     Cash and cash equivalents, beginning of period                                 1,685            2,149
                                                                                  -------           -------
                Cash and cash equivalents, end of period                          $ 4,732           $1,300
                                                                                  =======           =======


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (in millions)

         Interest paid totaled $12,501 and $9,541 for the nine months ended August 31, 1998 and 1997, respectively. Income taxes paid totaled $323 and $127 for the nine months ended August 31, 1998 and 1997, respectively.



                 See notes to consolidated financial statements.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS




    1.  Basis of Presentation:

         The consolidated financial statements include the accounts of Lehman Brothers Holdings Inc. ("Holdings") and subsidiaries (collectively, the "Company" or "Lehman Brothers"). Lehman Brothers is one of the leading global investment banks serving institutional, corporate, government and high-net- worth individual clients and customers. The Company's worldwide headquarters in New York and regional headquarters in London and Tokyo are complemented by offices in additional locations in North America, Europe, the Middle East, Latin America and the Asia Pacific Region. The Company is engaged primarily in providing financial services. The principal U.S. subsidiary of Holdings is Lehman Brothers Inc. ("LBI"), a registered broker-dealer. All material intercompany accounts and transactions have been eliminated in consolidation. The Company's financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC") with respect to the Form 10-Q and reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Pursuant to such rules and regulations, certain footnote disclosures which are normally required under generally accepted accounting principles have been omitted. It is recommended that these consolidated financial statements be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the twelve months ended November 30, 1997 (the "Form 10-K"). The
    Consolidated Statement of Financial Condition at November 30, 1997 was derived from the audited financial statements.

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

         On January 1, 1998, SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" became fully effective. Previously, the FASB had deferred until that date certain provisions of SFAS No. 125 pertaining to repurchase agreements, securities lending and similar financing transactions. As a result of adopting the deferred provisions of SFAS No. 125, the Company has recognized on its August 31, 1998 Consolidated Statement of Financial Condition, approximately $1 billion of collateral controlled on certain financing transactions and a corresponding obligation to return such collateral at the termination of such transactions.

         In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (the "SOP"). The SOP requires that certain costs

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS

    incurred in connection with developing or obtaining software for internal use be capitalized. The SOP requires prospective application as of the beginning of an entity's fiscal year without adjustment for costs that would have been capitalized had the SOP been in effect in prior periods. The Company has elected early adoption of this accounting pronouncement effective as of the beginning of its 1998 fiscal year and capitalized approximately $8.7 million of purchased software and other internal use software costs during the nine months of fiscal 1998.

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and for Hedging Activities, which requires all derivatives to be recorded on the balance sheet at fair value. SFAS No. 133 is effective for years beginning after June 15, 1999. The expected impact of adoption on the Company's results of operations has not yet been determined, however it is not likely to be material since most of the Company's derivatives are carried at fair value.

    3.  Long-Term Debt:

         During the nine months ended August 31, 1998, the Company issued $10,642 million of long-term debt (comprised of $10,042 million of senior notes and $600 million of subordinated debt). Of the total issuances during the period, $3,569 million were U.S. dollar fixed rate, $5,335 million were U.S. dollar floating rate, $545 million were foreign currency denominated fixed rate, and $1,193 million were foreign currency denominated floating rate. These issuances were primarily utilized to refinance maturities of long-term debt in 1998 and to increase total capital (stockholders' equity plus long-term debt).

         The Company's floating rate new issuances contain contractual interest rates based primarily on London Interbank Offered Rates ("LIBOR"). All of the Company's fixed rate new issuances were effectively converted to floating rate obligations through the use of interest rate swaps. Of the foreign currency denominated new issuances totaling $1,738 million, $1,061 million were effectively swapped to U.S. dollars with the remainder match funding foreign currency denominated capital needs.

         The Company had $2,471 million of long-term debt mature during the nine months ended August 31, 1998.

    4.  Capital Requirements:

         The Company operates globally through a network of subsidiaries with several being subject to regulatory requirements. In the United States, LBI, as a registered broker-dealer, is subject to SEC Rule 15c3-1, the Net Capital Rule, which requires LBI to maintain net capital of not less than the greater of 2% of aggregate debit items arising from customer transactions, as defined, or 4% of funds required to be segregated for customers' regulated commodity accounts, as defined. At August 31, 1998, LBI's regulatory net capital, as defined, of $1,376 million exceeded the minimum requirement by $1,247 million.

         Lehman  Brothers  International  (Europe)  ("LBIE"),  a United  Kingdom
    registered broker-dealer and subsidiary of Holdings, is subject to the capital requirements of the Securities and Futures Authority ("SFA") of the United Kingdom. Financial resources, as defined, must exceed the total financial resources requirement of the SFA. At August 31, 1998, LBIE's financial resources of approximately $2.4 billion exceeded the minimum requirement by approximately $650 million. Lehman Brothers Japan Inc.'s Tokyo branch, a regulated broker-dealer, is subject to the capital

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS

    requirements of the Japanese Ministry of Finance and, at August 31, 1998, had net capital of approximately $500 million which was approximately $200 million in excess of the specified levels required. Certain other non-U.S. subsidiaries are subject to various securities, commodities and banking regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. At August 31, 1998, these other subsidiaries were in compliance with their applicable local capital adequacy requirements. The Company's "AAA" rated derivatives subsidiary, Lehman Brothers Financial Products Inc. ("LBFP"), has established certain capital and operating restrictions which are reviewed by various rating agencies. At August 31, 1998, LBFP had capital which exceeded the requirement of the most stringent rating agency by approximately $140 million.

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

                                                                                                 Average Fair Value*

                                                                       Fair Value*                    Nine Months Ended
                                                                      August 31, 1998                 August 31, 1998
                                                                 ------------------------        --------------------
    (in millions)                                                 Assets      Liabilities          Assets       Liabilities
---------------------------------------------------------------------------------------------------------------------------------
    Interest rate and currency swaps and options
     (including caps, collars and floors)                        $ 6,871        $3,905            $5,124         $3,262
    Foreign exchange forward contracts and options                 2,247         1,866             1,581          1,523
    Options on other fixed income securities,
     mortgage-backed securities forward contracts
     and options                                                     388           378               516            555
    Equity contracts (including equity swaps, warrants
     and options)                                                  1,084         2,217             2,929          3,767
    Commodity contracts (including swaps, forwards,
     and options)                                                    122           136               166            166
                                                                -------------------------------------------------------
    Total                                                        $10,712        $8,502           $10,316         $9,273
                                                               --------------------------------------------------------



                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS




                                                                                                  Average Fair Value*
                                                                   Fair Value*                    Twelve Months Ended
                                                                November 30, 1997                  November 30, 1997
                                                                -----------------                 -------------------
    (in millions)                                                 Assets      Liabilities          Assets         Liabilities
-----------------------------------------------------------------------------------------------------------------------------
    Interest rate and currency swaps and options
     (including caps, collars and floors)                         $4,704        $3,303             $4,306          $3,224
    Foreign exchange forward contracts and options                 1,840         1,885              1,236           1,532
    Options on other fixed income securities,
     mortgage-backed securities forward contracts
     and options                                                     310           297                275             246
    Equity contracts (including equity swaps, warrants
     and options)                                                  1,304         1,696              2,134           1,681
    Commodity contracts (including swaps, forwards,
     and options)                                                    195           186                304             465
                                                                 --------------------------------------------------------
    Total                                                         $8,353        $7,367             $8,255          $7,148
                                                                  -------------------------------------------------------

  * Amounts  represent  carrying  value  (exclusive  of  collateral)  and do not
    include   receivables  or  payables  related  to   exchange-traded   futures
    contracts.

         Assets included in the table above and on the previous page represent the Company's unrealized gains, net of unrealized losses for situations in which the Company has a master netting agreement. Similarly, liabilities represent net amounts owed to counterparties. Therefore, the fair value of assets/liabilities related to derivative contracts at August 31, 1998 represents the Company's net receivable/payable for derivative financial instruments before consideration of collateral. Included within the $10,712 million fair value of assets at August 31, 1998 was $10,265 million related to swaps and OTC contracts and $447 million related to exchange-traded option and warrant contracts. Included within the $8,353 million fair value of assets at November 30, 1997 was $8,016 million related to swaps and OTC contracts and $337 million related to exchange-traded option and warrant contracts.

         With respect to OTC contracts, including swaps, the Company views its net credit exposure to be $6,730 million at August 31, 1998, representing the fair value of the Company's OTC contracts in an unrealized gain position, after consideration of collateral of $3,535 million. Presented below is an analysis of the Company's net credit exposure (after allocation of collateral) at August 31, 1998 for OTC contracts based upon actual ratings made by external rating agencies or by equivalent ratings established and utilized by the Company's Corporate Credit Department.


    Counterparty           S&P/Moody's
     Risk Rating             Equivalent            Net Credit Exposure
    ------------     -------------------------     -------------------
           1         AAA/Aaa                                18%
           2         AA-/Aa3 or higher                      23%
           3         A-/A3 or higher                        35%
           4         BBB-/Baa3 or higher                    11%
           5         BB-/Ba3 or higher                       6%
           6         B+/B1 or lower                          7%

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

    6.  Other Commitments and Contingencies:

         In connection with its financing activities, the Company has outstanding commitments under certain lending arrangements of approximately $4.8 billion at August 31, 1998 and $2.4 billion at November 30, 1997. These commitments require borrowers to provide acceptable collateral, as defined in the agreements, when amounts are drawn under the lending facilities. Advances made under the above lending arrangements are typically at variable interest rates and generally provide for over-collateralization based upon the borrowers' creditworthiness.

         The Company, through its high yield sales and trading activities, makes commitments to extend credit in loan syndication transactions principally to below investment grade borrowers and then participates a significant portion of these commitments. These commitments, net of syndications and participations, totaled $2.8 billion and $1.6 billion at August 31, 1998 and November 30, 1997, respectively, are typically secured against the borrower's assets and have fixed maturity dates. The draw down of these facilities is generally contingent upon certain representations, warranties and contractual conditions of the borrower. Total commitments may not be indicative of actual funding requirements as the Company intends to continue syndicating, selling, and/or participating these commitments.

         In addition, the Company had lending commitments to high grade borrowers of $474 million at August 31, 1998. These commitments are typically secured against the borrower's assets, have fixed maturity dates, and are generally contingent upon certain representations, warranties and contractual conditions of the borrower.

         The Company has commitments to invest up to $353 million in partnerships, which in turn will make direct merchant banking related investments. These commitments will be funded as required through the end of the respective partnerships' investment periods, principally expiring in 2004.

         In June 1998, the Company, together with a consortium of other financial services companies, sponsored a $5 billion interim loan fund, designed to extend financing to clients in connection with a wide range of domestic and international leveraged transactions, including acquisitions, corporate recapitalization and refinancing of existing debt. In connection therewith, the Company intends to provide up to $400 million to be used by the fund. Any drawdowns under the facility are expected to be repaid within a short-term period. At August 31, 1998, the fund had no outstanding loans.

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

         As a leading global investment bank, risk is an inherent part of all of the Company's businesses and activities. The extent to which the Company properly and effectively identifies, assesses, monitors and manages each of the various types of risks involved in its trading (including derivatives), brokerage, and investment banking activities is critical to the success and profitability of the Company. The principal types of risks involved in the Company's activities are market risk, credit or counterparty risk and transaction risk. Management has developed a control infrastructure throughout the Company to monitor and manage these risks on a global basis. For further discussion of these matters, refer to Note 13 to the Consolidated Financial Statements, in the Form 10-K.

    7.  Capital Stock:

         On July 21, 1998, the Company issued 4,000,000 Depository Shares (each representing 1/100th of a share) of 5.67% Cumulative Preferred Stock, Series D ("Series D Preferred Stock"), $1.00 par value. The Series D Preferred Stock has a redemption price of $5,000 per share, together with accrued and unpaid dividends. Redemption of the Series D Preferred Stock is at the option of the Company for any or all of the outstanding shares after August 31, 2008. The $200 million redemption value of the shares outstanding at August 31, 1998 is classified on the Company's Consolidated Statement of Financial Condition as 5.67% Cumulative Series D Preferred Stock.

    8.  Earnings Per Share

         Earnings per share was calculated as follows (in millions, except for per share data):


                                                          Three months                       Nine months
                                                             Ended                              ended
                                                           August 31                          August 31
                                                  ----------------------------     ----------------------------
    Numerator:                                       1998             1997              1998            1997
                                                  ----------    --------------     ------------    ------------
      Net income                                   $ 151            $197             $ 662            $462
      Preferred stock dividends                      (12)            (37)              (75)            (50)
                                                   ------           -----             ------          -----
      Numerator for basic and diluted earnings
        per share - income available to common
        stockholders                               $ 139            $160              $587            $412
                                                    ====             ====             ====            ====
    Denominator:
      Denominator for basic earnings
         per share - weighted-average shares         121             119               121             118
      Effect of dilutive securities:
         Employee stock options                        3               2                 3               2
         Common stock equivalents                      2               1                 2               1
                                                   -------          ------             ------         -----
      Dilutive potential common shares                 5               3                 5               3
                                                   -------           ------            ------         -----
         Denominator for diluted
            Earnings per share - adjusted
            Weighted-average shares                  126             122               126             121
                                                   =====           =====             =====           =====
    Basic earnings per share                       $1.15           $1.34             $4.86           $3.49
                                                   =====           =====             =====           =====
    Diluted earnings per share                     $1.10           $1.30             $4.67           $3.41
                                                   =====           =====             =====           =====


                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS




    Business Environment

          The principal business activities of the Company are investment banking and securities trading and sales, which by their nature are subject to volatility, primarily due to changes in interest and foreign exchange rates, and security valuations, global economic and political trends and industry competition. As a result, the Company's revenues and earnings may vary significantly from quarter to quarter and from year to year.

          The generally favorable market and economic conditions that characterized fiscal 1997 continued into the first eight months of the Company's current fiscal year ("fiscal 1998"). During the first eight months of fiscal 1998, investor demand in the worldwide debt and equity markets remained strong led by continued growth in the U.S. economy and the favorable interest-rate environment. The pace of underwriting for combined fixed income and equity securities accelerated to record levels. The pace of global merger and acquisition activity fueled financing of all types. Investors were focused on worldwide market conditions, particularly with respect to the potential effects of the Asian crisis, as well as any signs of potential weakening in the U.S. economy.

         Following this period of relative stability, the turmoil in various emerging markets erupted in mid-August particularily with respect to Russia. Events in Russia drove all emerging market bond yields sharply higher. As investors sought safe havens, U.S. Treasury and European government bond yields moved sharply lower while spreads on other fixed income products widened. Ten-year U.S. Treasury yields fell by over 50 basis points (bp) to just under 5%, while yields on ten-year German Bunds fell by just over 60bp to 4.2%, both representing new global lows. The yields on bonds of lower rated corporations also rose abruptly. Deleveraging and reduced risk-taking disrupted the flow of funds throughout the financial markets and new issuances of debt and equity securities slowed.

          Since reaching record levels in the middle of July, the U.S. equity market is in the midst of the most serious correction of the 1990's with the S&P 500 index down almost 20% from its peak to the trough on August 31. The marketplace continues to reflect concerns over the lingering Asian economic troubles, which spread to Russia and threaten Latin America, as well as political uncertainty in Washington. This increased risk aversion has resulted in a reduction in the availability of credit and lower equity prices. After providing an annual return of about 24% from the beginning of the fiscal year to the July peak, equity returns have fallen to almost zero for the first nine months of the fiscal year.

         Over the nine months to August, European equities have returned 16% in dollar terms alongside healthy trading volumes, although this overall performance masks an extremely strong 40% gain for the FT/S&P European Index through the July peak, followed by a 17% fall to the end of August. While the bond environment was supportive throughout, the impact of the crisis sweeping emerging markets, including Russia's devaluation and debt restructuring, sparked a severe correction amid highly volatile market conditions. Far Eastern and Latin American stock markets became the focus of the turmoil and lost a substantial proportion of their value over this

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


    period with total returns of minus 23% and 40% as measured by the FT/S&P Pacific Basin Index and IFC Latin America Investable Index, respectively.

         Worldwide underwriting volumes, which had been running at an unprecedented rate for the first seven months of fiscal 1998, saw a significant slowdown in the last two months of the third quarter. While volumes for the entire year will be record setting, the Company is not anticipating a return to the flow of issuance volume it experienced earlier this year due to the extreme volatility in the credit markets. Similarly, equity and equity-related underwriting activity has mirrored the market as a whole, with record new issuance in the first eight months of fiscal year 1998 followed by significantly reduced activity as a result of less favorable market conditions.

         Corporate Finance Advisory activities continued at record levels during the first nine months of fiscal 1998. Coming off a strong pace in 1997, the volume of announced transactions during the first nine months of 1998 continued to reflect the trend of consolidation, deregulation and globalization across industry sectors. However, as a direct result of global market turmoil caused by economic uncertainties throughout the world, the volume of announced transactions has recently slowed.

          Although strong financial markets characterized the first eight months of fiscal 1998, recent events have highlighted the cyclicality of the financial services industry. The current adverse market conditions impact competitors and counterparties throughout the industry to varying degrees, including the Company and all aspects of the Company's activities. Management is responding to the changes and risks inherent in this environment by reducing the Company's risk exposure, shifting the mix of its balance sheet and reducing certain positions.







Note:Except for the historical  information  contained herein, this Management's
     Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that are based on current expectations, estimates and projections about the industries in which the Company operates. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


    Results of Operations
    For the Three Months Ended August 31, 1998 and 1997

         The Company reported net income of $151 million for the third quarter ended August 31, 1998 representing a decrease of 23% from net income of $197 million for the third quarter ended August 31, 1997. The Company enjoyed strong results during June and July across its businesses. However, results in August were affected by several unfavorable economic factors, including the impact of significant volatility in Russia and other emerging markets and the related widening of spreads across U.S. and European core fixed income markets. Earnings per common share (diluted) decreased to $1.10 for the third quarter of 1998 from $1.30 for the third quarter of 1997. Included in the 1997 earnings per common share computation was the recognition of $31 million in dividends on the Company's Redeemable Voting Preferred Stock. American Express Company and Nippon Life Insurance Company are entitled to receive an annual non-cumulative preferred dividend equal to 50 percent of the amount by which the company's net income for the full fiscal year exceeds $400 million, up to a maximum of $50 million per year, through 2002. In 1998, the Redeemable Voting Preferred Stock dividend was recognized in the second quarter, when the Company's year to date net income exceeded the $400 million threshold.

         Net revenues decreased to $930 million for the third quarter of 1998 from $1,071 million for the third quarter of 1997. The decrease in net revenues from the third quarter of 1997 was driven by widening of spreads in U.S. fixed income markets, trading and credit losses in Russia and other emerging markets, the reduced contribution from risk arbitrage strategies, and reduced customer flow activity during August in certain U.S. cash equity products. This negative impact was mitigated by strong performances in the advisory, debt and equity origination businesses and equity derivatives, demonstrating the revenue diversity of the company.

         Compensation and benefits expense as a percentage of net revenues was 50.7% for both fiscal 1998 and 1997, reflecting the fourteenth successive quarter of consistent compensation levels relative to net revenues. Nonpersonnel expenses were $251 million in the third quarter of fiscal 1998, essentially unchanged from the $247 million in the third quarter of fiscal 1997. Decreased net revenues and unchanged expense levels led to a decline in the Company's pretax operating margin to 22.3% in the third quarter of fiscal 1998 from 26.2% in the third quarter of fiscal 1997.

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

         Net revenues from the Company's market-making and trading activities in fixed income and equity products are recognized as either principal transactions or net interest revenues depending upon the method of financing and/or hedging related to specific inventory positions. The Company evaluates its trading strategies on an overall profitability basis which includes both principal transactions revenues and net interest. Therefore, changes in net interest should not be viewed in isolation but should be

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


    viewed in conjunction with revenues from principal transactions. Principal transactions and net interest revenues decreased 35% to $352 million in the third quarter of 1998 from $545 million in the third quarter of 1997 as a result of events described above. Net interest revenues increased as a result of an increase in inventory, and a shift in the composition of the Company's fixed income portfolio.

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

    Three Months Ended August 31, 1998

                                      Principal
                                  Transactions and                         Investment
                                    Net Interest         Commissions         Banking         Other         Total
---------------------------------------------------------------------------------------------------------------------------------
    Fixed Income                           $301              $ 11             $181           $(79)          $414
    Equity                                   39               121              117                           277
    Corporate Finance Advisory               (2)                               155                           153
    Merchant Banking                        (11)                                40                            29
    Other                                    25                 5                              27             57
---------------------------------------------------------------------------------------------------------------------------------
                                           $352              $137             $493           $(52)          $930
---------------------------------------------------------------------------------------------------------------------------------




    Three Months Ended August 31, 1997

                                      Principal
                                  Transactions and                         Investment
                                    Net Interest         Commissions         Banking         Other         Total
---------------------------------------------------------------------------------------------------------------------------------
    Fixed Income                           $400            $    8            $  97           $  5         $  510
    Equity                                  141                99              101              1            342
    Corporate Finance Advisory               (1)                                81                            80
    Merchant Banking                                                           117                           117
    Other                                     5                 4                              13             22
---------------------------------------------------------------------------------------------------------------------------------
                                           $545              $111             $396            $19         $1,071
---------------------------------------------------------------------------------------------------------------------------------

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

         Fixed Income. The Company's fixed income net revenues reflect customer flow activities (both institutional and high-net-worth retail), secondary trading, debt underwriting, syndicate and financing activities related to fixed income products. Fixed income products include dollar- and non-dollar government securities, mortgage- and asset-backed securities, money market products, dollar- and non-dollar corporate debt securities, emerging market securities, municipal securities, financing (global access to debt financing sources including repurchase and reverse repurchase agreements), foreign exchange and fixed income derivative products. Fixed income net revenues decreased 19% to $414 million for the third quarter of 1998 from $510 million for the third quarter of 1997. Results in the third quarter of 1998 were negatively impacted by the widening of spreads in credit sensitive fixed income products as a result of investors' "flight to quality" into U.S. Treasury securities. This translated into lower revenues in mortgages, emerging markets, high yield and high grade corporates partially offset by strong results in fixed income derivatives, foreign exchange and municipals. Also negatively affecting these results were market and credit losses relating to the volatility in Russia and other emerging markets during August which reduced revenues by approximately $165 million. Investment banking revenues, as a component of fixed income revenues, increased to $181 million for the third quarter of 1998 from $97 million for the third quarter of 1997 due to significantly increased underwriting fees.

         Equity. Equity net revenues reflect customer flow activities (both institutional and high-net-worth retail), secondary trading, equity underwriting, equity finance, equity derivatives and equity arbitrage activities. The Company's equity net revenues decreased 19% to $277 million for the third quarter of 1998 from $342 million for the third quarter of 1997. Lower revenues resulted from reduced customer flow activity during August in certain U.S. cash products and decreased revenues from risk arbitrage activities due to the widening of spreads and the cancellation of several anticipated mergers. Investment Banking revenues, as a component of equity revenues, increased to $117 million for the third quarter of 1998 from $101 million for the third quarter of 1997 due to increased underwriting volumes in U.S. listed and convertible securities.

         Corporate Finance Advisory. Corporate finance advisory net revenues, classified in the Consolidated Statement of Income as a component of investment banking revenues, result primarily from fees earned by the Company in its role as strategic advisor to its clients. This role consists of advising clients on mergers and acquisitions, divestitures, leveraged buyouts, financial restructurings, and a variety of cross-border transactions. Net revenues from corporate finance advisory activities increased to $153 million for the third quarter of 1998, reflecting a 91% increase from the $80 million recognized in the third quarter of 1997. This increase reflected the closing of several large transactions in the third quarter of 1998.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

         Merchant Banking. The Company is the general partner for nine active merchant banking partnerships. Current merchant banking investments held by the partnerships include both publicly traded and privately held companies. Merchant banking net revenues represent the Company's proportionate share of net unrealized gains and losses from the revaluation of investments held by the partnerships. Such amounts are classified in the Consolidated Statement of Income as a component of investment banking revenues. Merchant banking net revenues also reflect the net interest expense relating to the financing of the Company's investment in the partnerships. Merchant banking net revenues were $29 million for the third quarter of 1998 down from $117 million in the third quarter of 1997. Net revenues in the third quarter of 1997 reflects the realized gains on the sale of the Company's remaining positions in certain publicly traded investments held by the partnerships.

         Non-Interest Expenses. Non-interest expenses were $723 million for the third quarter of 1998 and $790 million for the third quarter of 1997. Compensation and benefits expense as a percentage of net revenues remained unchanged from the prior year quarter at 50.7%. Nonpersonnel expenses were $251 million in the third quarter of 1998 compared to $247 million in the third quarter of 1997.

         Income Taxes. The Company's income tax provision was $56 million for the third quarter of 1998 compared to $84 million for the third quarter of 1997. The effective tax rate was 27% for the third quarter of 1998 and 30% for the third quarter of 1997. The 1998 effective tax rate reflects a reduction in state taxes and a higher level of tax benefits attributable to income and transactions subject to preferential tax treatment, which are further magnified in the effective rate due to a lower level of pretax earnings for the quarter.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


    Results of Operations
    For the Nine Months Ended August 31, 1998 and 1997

         The Company reported net income of $662 million for the nine months ended August 31, 1998, representing an increase of 43% from net income of $462 million for the nine months ended August 31, 1997. Earnings per common share (diluted) increased to $4.67 for the nine months of 1998 from $3.41 for the nine months of 1997. Included in the 1998 and 1997 earnings per common share computation was the recognition of $50 million and $31 million, respectively, in dividends on the Company's Redeemable Voting Preferred Stock. American Express Company and Nippon Life Insurance Company are entitled to receive an annual non-cumulative preferred dividend equal to 50 percent of the amount by which the company's net income for the full fiscal year exceeds $400 million, up to a maximum of $50 million per year, through 2002.

         Net revenues increased to $3,448 million for the nine months of 1998 from $2,850 million for the nine months of 1997. The increase in net revenues for the nine months of 1998 resulted from strong performances in the global merger and acquisition advisory, fixed income and equity businesses.

         Compensation and benefits expense as a percentage of net revenues was 50.7% for both the first nine months of 1998 and 1997. Nonpersonnel expenses increased slightly to $741 million in the nine months of 1998 from $733 million in the nine months of 1997; however, nonpersonnel expenses declined as a percentage of net revenues to 21.5% for the nine months of 1998 from 25.7% for the comparable period in 1997. Increased net revenues and essentially unchanged expense levels led to an improvement in the Company's pretax operating margin to 27.8% in the first nine months of 1998 from 23.6% in the first nine months of 1997.

         Principal transactions and net interest revenues increased to $1,728 million for the nine months of 1998 from $1,568 million for the nine months of 1997. Principal transactions revenues increased as favorable market conditions characterized by low interest rates and low inflation supported debt markets and helped to spur growth in the equity markets in both the U.S. and Europe. Net interest revenues increased as a result of an increase in inventory and a shift in the composition of the Company's fixed income portfolio.

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



    Nine Months Ended August 31, 1998

                                      Principal
                                  Transactions and                         Investment
                                     Net Interest        Commissions         Banking         Other         Total
---------------------------------------------------------------------------------------------------------------------------------
    Fixed Income                         $1,421             $  28           $  558          $ (74)        $1,933
    Equity                                  302               336              299              4            941
    Corporate Finance Advisory               (4)                               355                           351
    Merchant Banking                        (17)                               125                           108
    Other                                    26                14               (1)            76            115
---------------------------------------------------------------------------------------------------------------------------------
                                         $1,728              $378           $1,336             $6         $3,448
---------------------------------------------------------------------------------------------------------------------------------




    Nine Months Ended August 31, 1997

                                      Principal
                                  Transactions and                         Investment
                                      Net Interest       Commissions         Banking         Other         Total
---------------------------------------------------------------------------------------------------------------------------------
    Fixed Income                         $1,226             $  28             $270            $13         $1,537
    Equity                                  346               259              207              4            816
    Corporate Finance Advisory               (4)                               231                           227
    Merchant Banking                         (8)                               200                           192
    Other                                     8                12                2             56             78
---------------------------------------------------------------------------------------------------------------------------------
                                         $1,568              $299             $910            $73         $2,850
---------------------------------------------------------------------------------------------------------------------------------



         Fixed Income. Fixed income net revenues increased to $1,933 million for the nine months of 1998 from $1,537 million for the nine months of 1997. The increase in the nine months of 1998 versus the prior year nine months reflected increased revenues from a number of fixed income products including improved performance in both sales and trading and syndicate activities in high yield corporates as well as increased contributions from fixed income derivatives, foreign exchange and mortgages partially offset by decreased results in emerging markets and governments. Investment banking revenues, as a component of fixed income revenues, increased to $558 million for the nine months of 1998 from $270 million for the nine months of 1997 due to increased underwriting fees, particularly in high yield corporates.

         Equity. The Company's equity net revenues increased to $941 million for the nine months of 1998 from $816 million for the nine months of 1997. Higher revenues resulted from increased levels of customer flow activities in U.S. listed securities, increased underwriting volumes and improved contributions from equity derivatives. Investment banking revenues, as a component of equity revenues, increased to $299 million for the nine months of 1998 from $207 million for the nine months of 1997 due to increased underwriting volumes in U.S. listed and convertible securities.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


    Corporate Finance Advisory. Net revenues from corporate finance advisory activities increased to $351 million for the nine months of 1998 reflecting a 55% increase from the $227 million recognized in the nine months of 1997. This increase reflected improved market share and continued strength in the overall merger and acquisition market environment. For completed M&A transactions, Lehman has improved its worldwide ranking from #8 to #4, increasing its market share from 6.5% to 15.4%, in part through participation in 3 of the 5 largest deals in the first nine months of the 1998 calendar year based on data supplied by Securities Data Company.

         Merchant Banking. Merchant banking net revenues were $108 million for the nine months of 1998 and $192 million in the nine months of 1997. 1998 net revenues reflect the unrealized gains recognized on the publicly traded investments as well as realized gains on the sales of other investments. 1997 net revenues reflect the realized gains on the sales of the partnerships' interest in certain publicly traded investments.

         Non-Interest Expenses. Non-interest expenses were $2,490 million for the nine months of 1998 and $2,178 million for the nine months of 1997. Compensation and benefits expense as a percentage of net revenues remained unchanged from the comparable prior year period at 50.7%. Nonpersonnel expenses increased slightly to $741 million in the nine months of 1998 from $733 million in the nine months of 1997, however, nonpersonnel expenses declined as a percentage of net revenues to 21.5% for the nine months of 1998 from 25.7% for the comparable period in 1997.

         Income Taxes. The Company's income tax provision was $296 million for the nine months of 1998 compared to $210 million for the nine months of 1997. The effective tax rate was 31% for the nine months of 1998 and 1997. The 1998 effective tax rate, although the same as that of 1997, reflects a higher level of tax benefits attributable to income and transactions subject to preferential tax treatment, which are minimized by a higher level of pretax earnings for the year.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


    Liquidity and Capital Resources


    Overview

    As a leading global investment bank that actively participates in the global capital markets, the Company has large and diverse capital requirements. Many of the businesses in which the Company operates are capital intensive. Capital is required to finance, among other things, the portion of the Company's securities inventories not funded on a secured basis, merchant banking activities and investments in fixed assets. The Company's primary activities are based on the execution of customer-related transactions. This flow of customer business supports the rapid asset turnover rate of the Company's inventory.

    The Company's balance sheet consists primarily of cash and cash equivalents, securities and other financial instruments owned, and collateralized short-term financing agreements. The liquid nature of these assets provides the Company with flexibility in financing and managing its business. The vast majority of these assets are funded on a secured basis through collateralized short-term financing agreements with the remaining assets being funded through unsecured financing and capital.

    The Company's total assets increased to $191.1 billion at August 31, 1998 from $151.7 billion at November 30, 1997, reflecting an increase in secured customer financing activities and the expansion of certain higher margin business lines in strategic growth areas (i.e., equity derivatives and mortgages).

    Funding and Capital Policies

    The Company's Finance Committee is responsible for establishing and managing the funding and liquidity policies of the Company. These policies include recommendations for capital and balance sheet size as well as the allocation of capital and balance sheet to product areas. Members of the Company's treasury department and business unit financing groups work with the Finance Committee to ensure coordination of global funding efforts and implementation of the funding and liquidity policies. Regional asset and liability committees, aligned with the Company's geographic funding centers, are responsible for implementing funding strategies for their respective regions.

    The primary goal of the Company's funding policies is to provide sufficient liquidity and availability of funding sources to meet the needs of the Company's businesses. The key elements of these policies are to:

    (1) Maintain a Total Capital structure that supports the business activities in which the Company is engaged. Total Capital is defined as long-term debt, preferred stock and common stockholders' equity.

    (2) Minimize liquidity and refinancing risk by funding the Company's assets primarily on a secured basis.

    (3) Obtain diversified funding through a global investor base which increases liquidity and reduces concentration risk.

    (4)  Maintain funding availability in excess of actual utilization.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


    (5) Maintain sufficient financial resources to enable the Company to meet its obligations in periods of financial stress through a combination of collaterized short term financings and Total Capital, as well as the implementation of a contingency funding plan.

    Short-Term Funding

    The Company strives to maximize the portion of the Company's balance sheet that is funded through collateralized borrowing sources, which in turn minimizes the reliance placed upon unsecured short-term debt. Collateralized borrowing sources include cash market securities and other financial instruments sold but not yet purchased, as well as collateralized short-term financings, defined as securities sold under agreements to repurchase ("repos") and securities loaned. Because of their secured nature, OECD government repos and other investment grade types of collateralized borrowings are less credit-sensitive and have historically been a stable financing source irrespective of market conditions.

    The amount of the Company's collateralized borrowing activities will vary reflecting changes in the mix and overall levels of securities and other
    financial   instruments  owned  which  are  driven  by  strategic   business
    objectives and global market conditions. The majority of the Company's assets are funded with collateralized borrowing sources. At August 31, 1998 and November 30, 1997, $116 billion and $94 billion, respectively, of the Company's total balance sheet of $191 billion and $151 billion at August 31, 1998 and November 30, 1997, respectively, were financed using collateralized borrowing sources.

    As of August 31, 1998 and November 30, 1997, commercial paper and short-term debt outstanding were $12.7 billion and $7.8 billion, respectively. At October 9, 1998, commercial paper and short-term debt outstanding was $10.6 billion. Of this amount, commercial paper outstanding was $6.4 billion with an average maturity of 74 days.

    Holdings maintains a Revolving Credit Agreement (the "Credit Agreement") with a syndicate of banks. Under the terms of the Credit Agreement, the banks have committed to provide up to $2 billion for up to 364 days. Any loans outstanding on the commitment termination date may be extended for up to an additional year at the option of Holdings. The Credit Agreement contains covenants which require, among other things, that the Company maintain specified levels of liquidity and tangible net worth, as defined.

    In July 1998, the Company entered into a new $1 billion Committed Securities Repurchase Facility (the "Facility") for LBIE, the Company's major operating entity in Europe. The Facility provides secured multi-currency financing for a broader range of collateral types than LBIE's previous committed secured credit facility. Under the terms of the Facility, the bank group will agree to provide funding for up to one year on a secured basis. Any loans outstanding on the commitment termination date may be extended for up to an additional year at the option of Holdings.

    There have been no borrowings outstanding under either the Credit Agreement or the Facility. The Company may use the Credit Agreement and the Facility for general corporate purposes from time to time. The Company has maintained compliance with the applicable covenants for both the Credit Agreement and the Facility at all times.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


    Total Capital

    As part of the Company's liquidity plan, the Company increased its Total Capital base in 1998 to $33.7 billion at August 31, 1998 from $24.8 billion at November 30, 1997 primarily due to an increase in long-term debt and the retention of earnings.

                                     August 31                 November 30
    (in millions)                      1998                       1997
-------------------------------------------------------------+-----------------
    Long-term Debt

     Senior Notes                     $24,711                     $17,049
     Subordinated Indebtedness          3,670                       3,212
                                      -------                     -------
                                       28,381                      20,261
    Stockholders' Equity

     Preferred Equity                     958                         508
     Common Equity                      4,391                       4,015
                                       ------                     -------
                                        5,349                       4,523
-------------------------------------------------------------------------------
    Total Capital                     $33,730                     $24,784
-------------------------------------------------------------------------------

    During the first nine months of 1998, the Company issued $10.6 billion in long-term debt, which was $8.2 billion in excess of its maturing debt.
    Long-term debt increased to $28.4 billion at August 31, 1998 from $20.3 billion at November 30, 1997 with a weighted average maturity of 3.7 years at August 31, 1998 and 4.1 years at November 30, 1997.

    On September 23, 1998, the Board of Directors authorized the repurchase of up to an additional 7.5 million shares of Holdings common stock, as part of the Company's program to actively manage its capital position and common shares outstanding. Earlier this year the Board authorized, and the Company has since completed, the repurchase of 4.5 million shares.

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

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


    Due to the nature of the Company's sales and trading activities, the overall size of the Company's assets and liabilities fluctuates from time to time and at specific points in time may be higher than the fiscal quarter ends or the quarterly average. The Company's average gross leverage ratio and average adjusted leverage ratio for the quarter ended August 31, 1998 were 38.4x and 26.3x, respectively and for the quarter ended November 30, 1997 were 38.5x and 25.9x, respectively.
[OBJECT OMITTED]

[OBJECT OMITTED]


    In early 1997, the Company implemented a business performance measurement system. This system is a management reporting tool which charges for capital utilization across the Company's products. It provides detailed profitability and return on equity information for each of the Company's lines of business. The results of charging each of the respective businesses for its capital utilization are that businesses optimize their use of balance sheet and capital resources, resulting in an improved return on assets and overall decreased levels of both quarterly average gross and adjusted leverage.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


    Credit Ratings

    The Company, like other companies in the securities industry, relies on external sources to finance a significant portion of its day-to-day operations. The Company's access to and cost of funding is generally dependent upon its short- and long- term debt ratings. In September 1998, Moody's reaffirmed the "stable" long-term debt ratings of Holdings and changed its outlook on the Company from positive to stable. Also in September, Standard & Poor's, as part of its change in outlook for firms throughout the securities industry, put the Company's debt rating on Credit Watch with negative implications. As of August 31, 1998, the short- and long-term senior debt ratings of Holdings and LBI were as follows:


                                       Holdings                 LBI
                                       --------                 ---
                                  Short-term  Long-term  Short-term  Long-term**
-------------------------------------------------------------------------------
    Duff & Phelps Credit Rating Co.     D-1      A         D-1            A/A-
    Fitch IBCA, Inc.                    F-1      A         F-1            A/A-
    Moody's                              P2   Baa1          P2         A3*/Baa1
    S&P                                 A-1      A         A-1           A+*/A
    Thomson BankWatch                 TBW-1      A       TBW-1            A+/A


      *  Provisional ratings on shelf registration
     ** Senior/subordinated

    Insurance Subsidiary

    The Company has established a new subsidiary to underwrite and accumulate insurance and reinsurance risks. The new subsidiary, Lehman Re Ltd., is a Bermuda licensed Class 4 and Long-Term insurance company and is expected to operate with capital of $500 million. Lehman Re Ltd. intends to underwrite property and casualty, as well as life and annuity insurance risks. It expects to focus its business initially in four areas: finite and structured financial products; political risk and trade credit insurance; property catastrophe reinsurance; and life and annuity reinsurance.

    Lehman Brothers Derivative Products

    On July 16, 1998, the Company announced that it had established a special purpose subsidiary that will provide counterparties around the world with a wide variety of derivative products and services. The new company, Lehman Brothers Derivative Products Inc. ("LBDP") has been assigned Aaa and AAAt credit ratings by Moody's Investor Services Inc. and Standard & Poor's Corporation, respectively. LBDP was created to provide clients with the most efficient delivery of a broad range of derivative product opportunities. Its termination structure compliments the continuation structure of LBFP.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


    High Yield Securities

    The Company underwrites, trades, invests and makes markets in high yield corporate debt securities. The Company also syndicates, trades and invests in loans to below investment grade-rated companies. For purposes of this discussion, high yield debt securities are defined as securities or loans to companies rated BB+ or lower, or equivalent ratings by recognized credit rating agencies, as well as non-rated securities or loans which, in the opinion of management, are non-investment grade. The definition excludes sovereign debt. Non-investment grade securities generally involve greater risks than investment grade securities due to the issuer's creditworthiness and the liquidity of the market for such securities. In addition, these issuers  have  higher  levels of  indebtedness,  resulting  in an  increased sensitivity to adverse economic conditions. The Company recognizes these risks and aims to reduce market and credit risk through the diversification of its products and counterparties. High yield debt securities are carried at market value, and unrealized gains or losses for these securities are reflected in the Company's Consolidated Statement of Income. The Company's portfolio of such securities at August 31, 1998 and November 30, 1997 included long positions with an aggregate market value of approximately $2.9 billion and $3.2 billion, respectively, and short positions with an aggregate market value of approximately $506 million and $172 million, respectively. The portfolio may, from time to time, contain concentrated holdings of selected issues. The Company may also, from time to time, mitigate its net exposure to any single issuer through the use of derivatives and other financial instruments. At August 31, 1998, the Company had no single net exposure to an issuer of high yield securities or loans greater than $110 million.

    Lending Activities

    The Company, through its high yield sales and trading activities, makes commitments to extend credit in loan syndication transactions principally to below investment grade borrowers and participates a significant portion of these commitments. These commitments, which are net of syndications and participations, totaled $2.8 billion at August 31, 1998, are typically secured against the borrower's assets and have fixed maturity dates. The utilization of these facilities is generally contingent upon certain representations, warranties and contractual conditions of the borrower. Total commitments may not be indicative of actual funding requirements as the Company intends to continue syndicating, selling, and/or participating these commitments.

    In addition, the Company had lending commitments to high grade borrowers of $474 million at August 31, 1998. These commitments are typically secured against the borrower's assets, have fixed maturity dates, and are generally contingent upon certain representations, warranties and contractual conditions of the borrower.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     Merchant Banking and Related Lending Activities

    The Company's merchant banking activities include investments in nine partnerships, for which the Company acts as general partner, as well as direct investments. At August 31, 1998, the investment in merchant banking partnerships was $170 million and direct investments were $157 million. The Company's policy is to carry its investments, including its partnership interests, at fair value based upon the Company's assessment of the underlying investments.

    The  Company  has   commitments   to  invest  up  to  $353  million  in  the
    partnerships, which in turn will make direct merchant banking related investments. These commitments will be funded as required through the end of the respective partnerships' investment periods, principally expiring in 2004.

    In June 1998, the Company, together with a consortium of other financial services companies, sponsored a $5 billion interim loan fund, designed to extend financing to clients in connection with a wide range of domestic and international leveraged transactions, including acquisitions, corporate recapitalizations and refinancings of existing debt. In connection therewith, the Company intends to provide up to $400 million to be used by the fund. Any drawdowns under the facility are expected to be repaid within a short-term period. At August 31, 1998, the fund had no outstanding loans.

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

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


    The Company's value at risk for each component of market risk, and in total was as follows (in millions):

                                  August 31, 1998        November 30, 1997
                                  ---------------        -----------------
    Interest rate risk                   $18.5                 $12.2
    Equity price risk                     15.3                   7.1
    Foreign exchange risk                  2.4                   4.5
    Diversification benefit              (12.9)                 (9.0)
                                         ------                 ----
    Total Company                        $23.3                 $14.8
                                         =====                 =====

    Value at risk increased at August 31, 1998 because of dramatic increases in volatility across a broad spectrum of asset classes.

    On October 5, 1998, the Company issued a press release disclosing its exposures to hedge funds and emerging markets.

    Hedge Fund Exposures. The Company's exposure to hedge funds arises when the Company has mark-to-market gains on transactions with these counterparties. This exposure is offset by the value of collateral held against those gains. The Company was over-collateralized across its overall business with hedge funds. The Company held $583 million of collateral, primarily in the form of cash, U.S. Treasuries and U.S. agency securities, against total credit exposure to active hedge fund counterparties of $447 million on a mark-to-market basis across all products. The Company has adequately reserved for credit exposures to inactive hedge funds. Within its overall portfolio, the Company may have small uncollateralized exposures to reduce the frequency of small transfers of funds and facilitate operational efficiency. The Company's total uncollateralized exposure to active hedge funds was $72 million across 54 counterparties. The Company's largest single active hedge fund credit exposure was $10 million. The Company's gross mark-to-market exposure to Long-Term Capital Management was $32 million which is over-collateralized with $41 million of U.S. Treasuries. In connection with the recapitalization of Long Term Capital by a consortium of financial institutions, the Company made an equity investment of $100 million.

    The Company manages these fund relationships closely and mark-to-market exposures and collateral are reviewed on a daily basis.

    Emerging Markets Exposures. The Company carries positions in emerging market securities primarily to meet the needs of its customers and clients. The Company's total net emerging markets position on a mark-to-market basis amounted to $305 million, inclusive of hedges. The composition of this net emerging market position was $49 million from Asian countries, $99 million from European emerging markets and $157 million from Latin America.

    The Company also conducts business with counterparties in emerging markets countries. Across its entire client base and all products, the Company held collateral of $266 million, primarily in the form of cash, U.S. Treasuries and U.S. agency securities, against its mark-to-market exposure to emerging market counterparties of $337 million. Within this overall portfolio, the Company had a net credit exposure to

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

    66 counterparties, totaling $164 million. This exposure was spread across 34 different countries. The Company's largest net credit exposure to any one counterparty was $25 million. In any one country, the Company's largest total exposure to all counterparties combined was $33 million.

    All exposures are monitored actively, and are consistent with the Company's risk limits and are included in the Company's credit reserve calculation.

    The Company utilizes a wide variety of market risk management methods, including stress and scenario analysis, limits for each trading activity; marking all positions to market on a daily basis; daily profit and loss analyses; position reports; aged inventory position analyses; and independent verification of all inventory pricing. The Company believes that these procedures, which stress timely communication between the risk and trading areas and senior management, are critical elements of the risk management process.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


    Impact of EMU

    As of January 1, 1999, 11 European countries will enter into the European economic and monetary union ("EMU") and replace their local currencies with a single currency, the Euro. During a three-year transition period, the national currencies will continue to circulate but only as fixed denominations of the Euro. Commencing on January 1, 1999, the settlement of non-cash transactions previously denominated in the participating national currencies will predominately be effected in Euros.

    To date, the Council of Ministers of the European Union has approved the following states for entry into EMU: Austria, Belgium, Finland, France, Germany, Ireland, Italy, Luxembourg, the Netherlands, Portugal, and Spain.

    In order to have all areas of the Company prepared for EMU before the scheduled start date of January 1, 1999, the Company has implemented a worldwide EMU conversion and testing plan. A full-time team has been assigned to assess the impact on the Company's global infrastructure and to perform all required systems changes. The Company has also been reviewing and planning for the impact of the conversion in its various business areas. The Company has completed the analysis, design, and build phases of the conversion and will focus on testing throughout the next several months. In addition, the Company will be directing its efforts toward the detailed planning of the conversion weekend (December 31, 1998 to January 3, 1999). The Company's plan is currently on schedule, and integrated systems testing has commenced.

    Dress rehearsals of the conversion weekend are planned. These rehearsals will simulate the actual conversion weekend as closely as possible. High volume tests are being run with production volumes to ensure that systems can handle the conversion volume within acceptable time-frames. The Company's test programs are designed to establish its ability to process all transactions in the new environment. The Company is also participating in industry testing where practicable, as organized by regulatory and market agencies.


    Many areas of the Company will be affected by the introduction of the single currency. As with the Year 2000 issue, EMU poses various operating risks. EMU will require many changes to the Company's operations and technology, including currency conversions, modifications of trading payment and settlement systems, and the redenomination of securities. This will require the conversion of exceptionally large amounts of data in the Company's systems



    The Company has incurred and expects to continue to incur expenses for the internal technology and operations staff, as well as costs for outside consultants, in order to implement its EMU conversion plan. Management currently estimates that the cost of its EMU conversion program will be approximately $30 million, of which $12 million has been incurred to date and expensed.

    The changes to the Company's data and computer systems will affect its clearance, settlement and financial reporting activities, along with other key operations of the Company. If not properly implemented, these changes could lead to failed settlements, inability to reconcile trading positions and funding disruptions. In addition, the Company is dependent for proper transactions clearance and reporting on many third parties, including

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


    counterparties, clearing agents, banks, exchanges, clearing houses and providers of information. Errors arising in the Company's or third parties' systems could also lead to erroneous entries in the Company's books and records. These events could result in misstatement of the Company's financial condition and results of operations, could impair its ability to manage its risks, and result in a material loss, regulatory actions, reputational harm and legal liability.

         While convergence to the Euro has reduced client demand for certain transactions, which has impacted the Company's foreign exchange and fixed income activities in Europe, the Company anticipates that new opportunities in Europe will be created through an expansion of activities in mergers and acquisitions, investment grade and high yield debt capital markets, and equity issuance and asset allocation. Overall, management anticipates that implementation of EMU will not, by itself, materially affect the financial results of the Company in an adverse manner.

    Although all key suppliers have committed that they will be Euro compliant, the Company can give no assurance that third parties on whom it depends, will have the systems necessary to process Euro-denominated transactions. Moreover, disruption in the activity in the European markets because of the conversion to the Euro could hurt the Company's businesses in those markets, resulting in lost revenues and increased costs. Management cannot predict the magnitude of any such reduction or its impact on the Company's financial results.

    As part of the conversion process, the Company is establishing detailed contingency plans. The contingency plans will provide mechanisms to assess and communicate the impact of any delays. These plans also address likely problems in the aftermath of conversion with a view to maximizing the Company's ability to avoid disruption.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


    Impact of the Year 2000

    The Year 2000 issue is the result of many computer programs and imbedded chips being written using two digits rather than four to define the applicable year. Many of the Company's computer programs that have date-sensitive software may recognize a date using "00"as the year 1900 rather than the year 2000.

    If not addressed and completed on a timely basis, failure of the Company's computer systems to process Year 2000 related data correctly could have a material adverse effect. Failures of this kind could, for example, lead to incomplete or inaccurate accounting, settlement failures, trade processing or recording errors in securities, currencies, commodities or other assets. It could also lead to uncertainty regarding risk, exposures and liquidity. If not addressed, the potential risks to the Company include financial loss, legal liability, interruption to business and regulatory actions.

    The Company established a team in 1996 to modify or replace and then test the appropriate software and equipment to ensure that Year 2000 issues are addressed. The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 issue will be resolved for all the Company's own systems worldwide.

    However, even if these changes are successful, the Company remains at risk from Year 2000 failures caused by third parties. The Company has therefore initiated efforts with key counterparties, exchanges, agencies, utilities and suppliers, among others, to assess and wherever possible remediate Year 2000 issues. To date, the Company has not received sufficient information from certain vendors and international markets to complete its assessment of Year 2000 awareness.

    Examples of problems that could result from the failure by third parties with whom the Company interacts to remediate Year 2000 bugs include: (i) in the case of exchanges and clearing agents, funding disruptions, failure to trade in certain markets and settlement failures; (ii) in the case of counterparties and clients, accounting and financial difficulties to those parties that may expose the Company to increased credit risk and lost business; (iii) in the case of vendors, service failures such as power, telecommunications, elevator operations and loss of security access control;
    (iv) in the case of banks and other lenders, the potential for liquidity stress due to disruptions in funding flows; and, (v) in the case of data providers, inaccurate or out of date information that would impair the Company's ability to perform critical functions such as pricing securities and currencies. Additionally, general uncertainty regarding the success of remediation may cause many market participants to reduce their market activities temporarily as they address and assess their Year 2000 efforts in 1999. This could result in a general reduction in market activities and revenue opportunities in late 1999 and early 2000. Management cannot predict the magnitude of any such reduction or its impact on the Company's financial results. However, the Company's Risk Management Department has undertaken a comprehensive review of third party and credit risks posed by Year 2000. Additionally, recognizing the uncertainty of external dependencies, the Company is preparing a contingency plan that identifies potential problems, actions to minimize the likelihood of their occurrence and action plans to be invoked should they occur. These plans will include backup processes that do not rely on computer systems, where appropriate.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


    The Company has taken a lead in industry efforts to deal with the Year 2000 issue by actively participating, and in some cases leading, industry-wide testing in 1998 and 1999. The Company has already successfully participated in a July industry-wide Beta test conducted by the Securities Industry Association. This industry-wide testing is the forum in which firms within the financial industry test the applications that transfer data between them. However, as stated above, there can be no guarantee or assurance that the systems of other companies on which the Company's systems rely will be timely converted in a timely fashion, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

    The Company plans to complete the Year 2000 project, including industry-wide testing, no later than August 1999. The Company has established an internal auditing plan to record results and ensures ongoing compliance of tested applications. It should be noted that efforts focused on addressing EMU have delayed the finalization of internal and industry-wide testing in Europe.

    The Company's total Year 2000 project cost is based on presently available information. The total remaining cost of the Year 2000 project is estimated at approximately $38 million which will be funded through operating cash flows and expensed as incurred over the next one and one-half years. The Company has incurred and expensed approximately $16 million in 1997, and $22.5 million through August 31, 1998, related to the Year 2000 project.

    The costs of Year 2000 testing, modifications and/or replacements and the date on which the Company plans to complete the project are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors.

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

          Actions Relating to First Capital Holdings Inc. (Reported in Holdings' Annual Report on Form 10-K and First and Second Quarter Reports on Form 10-Q)

         The Virginia Commissioner of Insurance Action. On July 7, 1998, the Commissioner filed a Notice of Appeal to the United States Court of Appeals for the Fourth Circuit from the Order filed on May 21, 1998.

      Actions relating to National Association of Securities Dealers Automated Quotations System ("NASDAQ") Market Maker Antitrust and Securities Litigation. The Stipulation and Order were approved by the United States District Court for the Southern District of New York, which decision has been affirmed on appeal by the Second Circuit Court of Appeals.

         AIA Holding SA et al. v. Lehman Brothers Inc. and Bear Stearns & Co., Inc. (Reported in Holdings' Annual Report on Form 10-K and First and Second Quarter Reports on Form 10-Q). The plaintiffs filed a First Amended Complaint on July 3, 1998 which LBI answered on August 12, 1998. Discovery is proceeding

      Actions relating to Sales and Marketing of Limited Partnerships

         Klein, et al. v. Lehman Brothers Inc., et al. (Reported in Holdings' Annual Report on Form 10-K) On September 24, 1998, the Court filed an opinion dismissing the complaint.

      ITEM 5      Other Information

      Pursuant to the Securities and Exchange Commission Proxy Rule 14a-8, Stockholder proposals intended to be presented at the Company's 1999 annual meeting of stockholders must be delivered to the Secretary of the Company, 3 World Financial Center, 24th Floor, New York, New York 10285 on or before October 23, 1998, in order to be included in the proxy statement and proxy card relating to that meeting.

      ITEM 6      Exhibits and Reports on Form 8-K

      The following exhibits and reports on Form 8-K are filed as part of this Quarterly Report, or where indicated, were heretofore filed and are hereby incorporated by reference:

      (a)Exhibits:

          11       Computation of Per Share Earnings

          12.1     Computation in Support of Ratio of Earnings to Fixed Charges

          12.2 Computation in Support of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends

          27       Financial Data Schedule


      (b)  Reports on Form 8-K:

           1.        Form 8-K dated September 3, 1998, Item 5 and 7.
           2.        Form 8-K dated September 23, 1998, Item 5 and 7.
           3.        Form 8-K dated September 25, 1998, Item 5 and 7.
           4.        Form 8-K dated October 5, 1998, Item 5 and 7.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         LEHMAN BROTHERS HOLDINGS INC.
                                                 (Registrant)



    Date:   October 15, 1998             By     /s/ John Cecil
                                                -----------------------
                                                Chief Financial and
                                                Administrative Officer
                                               (Principal Financial Officer)

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

Exhibit 12.2 Computation in Support of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends

Exhibit 27          Financial Data Schedule

                                                                   Exhibit 11


                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                        COMPUTATION of PER SHARE EARNINGS
                                   (Unaudited)
                        (In millions, except share data)


                                                             Three months                      Nine months
                                                                Ended                             Ended
                                                              August 31                        August 31
                                                 --------------------------------------------------------------------------
                                                      1998                 1997            1998                 1997
                                                 ----------------    ----------------  -----------------  -----------------
Numerator:
  Net income                                           $151                $197            $662                 $462
  Preferred stock dividends                             (12)                (37)            (75)                 (50)
                                                 ----------------    ----------------  --------------     -----------------
  Numerator for basic and diluted
    earnings per share - income
    available to common stockholders                   $139                $160            $587                 $412
                                                 ================    ================  ===============    =================
Denominator:
  Denominator for basic earnings
     per share - weighted-average
     shares                                     121,523,227         118,722,434     120,908,771          117,901,989
  Effect of dilutive securities
     Employee stock options                       2,609,299           2,458,397       2,881,356            1,867,283
     Common stock equivalents                     2,089,957           1,182,397       1,960,663              858,362
                                                 ----------------    ---------------  ----------------   -----------------

  Dilutive potential common shares                4,699,256           3,640,794       4,842,019            2,725,645
                                                 ----------------    --------------- -----------------    ----------------
     Denominator for diluted
        earnings per share - adjusted
        weighted-average shares                 126,222,483         122,363,228     125,750,790          120,627,634
                                                 ================    ============== ==================   ==================
Basic earnings per share                              $1.15               $1.34           $4.86                $3.49
                                                 ================    ============== ==================   ==================
Diluted earnings per share                            $1.10               $1.30           $4.67                $3.41
                                                 ================    ============== ==================   ==================


                                                                  Exhibit 12.1


                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
          COMPUTATION in SUPPORT of RATIO of EARNINGS to FIXED CHARGES
                              (Dollars in millions)
                                   (Unaudited)


                                         For the         For the        For the          For the        For the       For the
                                     Twelve Months   Eleven Months   Twelve Months    Twelve Months  Twelve Months   Nine Months
                                          Ended           Ended          Ended           Ended           Ended          Ended
                                       December 31     November 30    November 30      November 30    November 30     August 31
                                          1993            1994           1995             1996           1997             1998
                                          ----            ----           ----             ----           ----             ----
Fixed Charges:
Interest expense:
    Subordinated indebtedness             $   144    $      158          $  206        $    220         $   240        $    184
    Bank loans and other
      borrowings*                           5,224         6,294          10,199          10,596          12,770          12,465
    Interest component of rentals
      of office and equipment                  76            42              44              34              32              24
  Other adjustments**                           7             4              28              16               9              15
                                        ---------     ---------       ---------       ---------      -----------      ---------
    TOTAL (A)                              $5,451        $6,498         $10,477         $10,866         $13,051         $12,688
                                           ======       =========      ========         =======         ========        =======

Earnings:
  Pretax income (loss) from
    continuing operations                $     27       $   193       $     369       $     637        $    937       $     958
  Fixed charges                             5,451         6,498          10,477          10,866          13,051          12,688
  Other adjustments***                         (6)           (4)            (28)            (14)             (8)            (14)
  --------------------                         ---           ---            ----            ----             ---            ----


    TOTAL (B)                              $5,472        $6,687          $10,818        $11,489         $13,980         $13,632
                                           ======        ======          =======        =======         =======         =======
(B / A)                                      1.00          1.03             1.03           1.06            1.07            1.07


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


                                         For the         For the        For the          For the        For the       For the
                                     Twelve Months   Eleven Months   Twelve Months    Twelve Months  Twelve Months   Nine Months
                                          Ended           Ended          Ended           Ended           Ended          Ended
                                       December 31     November 30    November 30      November 30    November 30     August 31
                                          1993            1994           1995             1996           1997           1998
                                          ----            ----           ----             ----           ----           ----
Combined Fixed Charges
 and Preferred Dividends:
   Interest expense:
    Subordinated indebtedness            $   144      $       158        $    206          $  220       $    240        $    184
    Bank loans and other
      borrowings*                          5,224            6,294          10,199          10,596         12,770          12,465
    Interest component of rentals
      of office and equipment                 76               42              44              34             32              24
  Other adjustments**                          7                4              28              16              9              15
                                       ---------        ---------       ---------       ---------      -----------      --------
  Total fixed charges                      5,451            6,498          10,477          10,866         13,051          12,688
  Preferred dividends (tax
    equivalent basis)                         48               58              64              58            109             110
                                         --------        --------       ---------       ---------       --------       ---------
     TOTAL (A)                            $5,499           $6,556         $10,541         $10,924        $13,160         $12,798
                                          ======           ======         =======         =======        =======         =======

Earnings:
  Pretax income (loss) from
    continuing operations               $     27          $   193       $     369       $     637        $   937       $     958
  Fixed charges                            5,451            6,498          10,477          10,866         13,051          12,688
  Other adjustments***                        (6)              (4)            (28)            (14)            (8)            (14)
  --------------------                        ---              ---            ----            ----            ---        -------
    TOTAL (B)                             $5,472           $6,687         $10,818         $11,489        $13,980         $13,632
                                          ======           ======         =======         =======        =======         =======
(B / A)                                    ****              1.02             1.03           1.05           1.06            1.07


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