Form 10-K405
period 1998-11-30
LEHMAN BROTHERS HOLDINGS INC
filed 1999-02-26
CIK 806085

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

  /X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

               FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1998

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                      COMMISSION FILE NUMBER 1-9466

                            ------------------------

                         LEHMAN BROTHERS HOLDINGS INC.

             (Exact Name of Registrant as Specified in its Charter)

                  DELAWARE                             13-3216325
      (State or other jurisdiction of        (I.R.S. Employer Identification
       incorporation or organization)                     No.)
          3 WORLD FINANCIAL CENTER                        10285
             NEW YORK, NEW YORK                        (Zip Code)
  (Address of principal executive offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (212) 526-7000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                                        NAME OF EACH EXCHANGE
                         TITLE OF EACH CLASS                             ON WHICH REGISTERED
---------------------------------------------------------------------  ------------------------
Common Stock, $.10 par value                                           New York Stock Exchange
                                                                           Pacific Exchange
Depositary Shares representing 5.94% Cumulative Preferred Stock,
Series C                                                               New York Stock Exchange
Depositary Shares representing 5.67% Cumulative Preferred Stock,
Series D                                                               New York Stock Exchange
8% Trust Preferred Securities, Series I of Subsidiary Trust (and
Registrant's guarantee thereof)                                        New York Stock Exchange
Global Telecommunications Stock Upside Note Securities(SM) Due 2000    American Stock Exchange
8 3/4% Notes Due 2002                                                  New York Stock Exchange
8.30% Quarterly Income Capital Securities Series A, Due December 31,
2035                                                                   New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      NONE

    Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    Aggregate market value of the voting and nonvoting common equity held by non-affiliates of the Registrant at February 9, 1999 was approximately $5,822,446.36. For purposes of this information, the outstanding shares of common stock owned by certain executive officers of the Registrant were deemed to be shares of common stock held by affiliates. As of February 9, 1999, 119,411,161 shares of the Registrant's Common Stock, $.10 par value per share, were issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

(1) Lehman Brothers Holdings Inc. 1998 Annual Report to Stockholders (the "1998 Annual Report")-- Incorporated in part in Parts II and IV.

(2) Lehman Brothers Holdings Inc. Proxy Statement for its 1999 Annual Meeting of Stockholders (the "Proxy Statement")--Incorporated in part in Parts I and III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

    As used herein, "Holdings" or the "Registrant" means Lehman Brothers Holdings Inc., a Delaware corporation, incorporated on December 29, 1983. Holdings and its subsidiaries are collectively referred to as the "Company," the "Firm" or "Lehman Brothers," and Lehman Brothers Inc., a Delaware corporation and the principal subsidiary of Holdings, is referred to herein as "LBI."

    The Company is one of the leading global investment banks serving institutional, corporate, government and high-net-worth individual clients and customers. Its executive offices are located at 3 World Financial Center, New York, New York 10285, and its telephone number is (212) 526-7000.

LEHMAN BROTHERS

    Lehman Brothers is one of the leading global investment banks, serving institutional, corporate, government and high-net-worth individual clients and customers. The Company's worldwide headquarters in New York and regional headquarters in London and Tokyo are complemented by offices in additional locations in the United States, Europe, the Middle East, Latin America and the Asia Pacific region. The Company is engaged primarily in providing financial services. Other businesses in which the Company is engaged represent less than 10 percent of consolidated assets, revenues or pre-tax income.

    The Company's business includes capital raising for clients through securities underwriting and direct placements, corporate finance and strategic advisory services, merchant banking, securities sales and trading, research, and the trading of foreign exchange, derivative products and certain commodities. The Company acts as a market-maker in all major equity and fixed income products in both the domestic and international markets. Lehman Brothers is a member of all principal securities and commodities exchanges in the United States, as well as the National Association of Securities Dealers, Inc. ("NASD"), and holds memberships or associate memberships on several principal international securities and commodities exchanges, including the London, Tokyo, Hong Kong, Frankfurt, Paris and Milan stock exchanges.

    The Company's business activities are highly integrated and constitute a single industry segment. Financial information concerning the Company for the fiscal years ended November 30, 1998, November 30, 1997 and November 30, 1996, including the amount of revenue contributed by each class of similar products or services that accounted for 10% or more of the Company's consolidated revenues in any one of those periods, is set forth in the Consolidated Financial Statements and the Notes thereto in the 1998 Annual Report and is incorporated herein by reference. Information with respect to the Company's operations by geographic area is set forth in Note 15 to the Notes to Consolidated Financial Statements on pages 90-91 of the 1998 Annual Report and is incorporated herein by reference.

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

LEHMAN BUSINESSES

    Lehman Brothers is a leading underwriter and market-maker of global fixed income and equity securities in the public and private markets. The Company is also a prominent advisor for corporations and governments around the world.

INVESTMENT BANKING

    Lehman Brothers' Investment Banking professionals are responsible for developing and maintaining relationships with issuing clients, gaining a thorough understanding of their specific needs and bringing together the full resources of Lehman Brothers to accomplish their financial objectives. Investment Banking is organized into industry, geographic and product coverage groups, enabling individual bankers to develop specific expertise in particular industries and markets. Industry coverage groups include Financial Institutions, Health Care, Industrial/Consumer, Media/Telecommunications, Natural Resources, Power, Real Estate, Retailing and Technology. Where appropriate, specialized product groups are partnered with the global industry and geographic groups to provide tailor-made solutions for Lehman Brothers' clients. These product groups include Equity Capital Markets, which includes equity and equity-related securities and derivatives; Debt Capital Markets, which incorporates expertise in syndicate, liability management, derivatives and private placements; Mergers and Acquisitions; Leveraged Finance, which includes high yield debt and bank loan syndication; Private Placements; and Financial Sponsors, which structures and executes leveraged acquisitions. Geographically, Lehman Brothers maintains investment banking offices in five cities in the U.S. and in twenty cities in Europe, the Middle East, Asia and Latin America.

    MERGERS AND ACQUISITIONS/STRATEGIC ADVISORY. Lehman Brothers has a long history of providing strategic advisory services to corporate, institutional and government clients around the world on a wide range of financial matters, including mergers and acquisitions, restructurings and spin-offs, targeted stock transactions, share repurchase strategies, takeover defenses and tax optimization strategies. During 1998, the Company expanded its global mergers and acquisitions presence, advising on 66 cross-border transactions. Linkages between strategic advisory services and the Firm's foreign exchange, derivatives and leveraged financing products are widely utilized.

FIXED INCOME

    Lehman Brothers actively participates in all key fixed income markets worldwide and maintains a 24-hour trading presence in global fixed income securities. The Company combines professionals from the distribution, research and trading areas of the Fixed Income Division, together with investment bankers, into teams to serve the financial needs of the Company's clients and customers. The Company is a leading underwriter of new issues, and is also a preeminent market-maker in these and other fixed income securities. The Company's global presence facilitates client and customer transactions and provides liquidity in marketable fixed and floating rate debt securities.

    Fixed Income businesses include the following:

    GOVERNMENT AND AGENCY OBLIGATIONS. Lehman Brothers is one of the leading primary dealers in U.S. government securities, as designated by the Federal Reserve Bank of New York, participating in the underwriting and market-making of U.S. Treasury bills, notes and bonds, and securities of federal agencies. The Company is also a market-maker in the government securities of all G7 countries, and participates in other major European and Asian government bond markets. The Company is active in France as a reporting dealer and in Italy as a super-primary dealer.

    CORPORATE DEBT SECURITIES. Lehman Brothers engages in the underwriting and market making of fixed and floating rate investment grade debt worldwide. The Company is also a major participant in the preferred stock market, managing numerous offerings of long-term and perpetual preferreds and auction rate securities.

    HIGH YIELD SECURITIES AND BANK LOANS. The Company also underwrites and makes markets in non-investment grade debt securities and bank loans. The Company provides "one-stop" leveraged finance solutions for corporate and financial acquirers and high yield issuers, including multi-step, multiproduct acquisition financing.

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

    EMERGING MARKET SECURITIES. The Company engages in the trading, structuring and underwriting of Latin American, Eastern European, and Asian dollar and local currency instruments.

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

    FIXED INCOME DERIVATIVES. The Company offers a broad range of derivative product services in all major currencies on a 24-hour-per-day global basis. Derivatives professionals are integrated into all of the Company's fixed income areas in response to the worldwide convergence of the cash and derivative markets.

    FOREIGN EXCHANGE. Lehman Brothers' global foreign exchange operations provide market access and liquidity in all currencies for spot, forward and over-the-counter options markets on a 24-hour-per-day basis. Lehman Brothers offers its customers superior execution, market intelligence, analysis and hedging capabilities, utilizing foreign exchange as well as foreign exchange options and derivatives. In collaboration with the Firm's emerging markets unit, the Firm's foreign exchange activities have diversified into Latin American, Eastern European and Asian currencies. Lehman Brothers also provides advisory services to central banks, corporations, investors worldwide, structuring innovative products to fit their specific needs. The Firm makes extensive use of its worldwide macroeconomics research to advise clients on the appropriate strategies to minimize interest rate and currency risk. In addition to the Company's traditional client/customer-driven foreign exchange activities, Lehman Brothers also trades foreign currencies for its own account.

EQUITIES

    Lehman Brothers combines professionals from the sales, trading, investment banking and research areas of its Equities Division into teams to serve the financial needs of the Company's equity clients and customers. The Company's equity expertise and the integrated nature of the Company's global operations enable Lehman Brothers to structure and execute global equity transactions for clients worldwide. The Company is a leading underwriter of initial public and secondary offerings of equity and equity-related securities. Lehman Brothers also makes markets in these and other securities, and executes block trades on behalf of clients and customers. The Company also actively participates in assisting governments around the world in raising equity capital as part of their privatization programs.

    The Equities group is responsible for the Company's equity operations and all dollar and non-dollar equity and equity-related products worldwide. These products include listed and over-the-counter ("OTC") securities, American Depositary Receipts, convertibles, options, warrants and derivatives. The Company participates in the global equity and equity-related markets in all major currencies through its worldwide presence and membership in major stock exchanges, including, among others, those in New York, London, Tokyo, Hong Kong, Frankfurt, Paris and Milan.

    EQUITY DERIVATIVES. Lehman Brothers offers equity derivative capabilities across a wide spectrum of products and currencies, including domestic and international program trading, listed options and futures and structured derivatives. The Firm's equity derivatives business is organized into two major product areas--a global volatility business, encompassing options-related products, and a global portfolio trading business that specializes in index arbitrage, agency/risk baskets and other structured products.

    EQUITY FINANCE. Lehman Brothers maintains an integrated Equity Financing and Prime Broker business to provide liquidity to its clients and customers and supply a source of secured financing for the Firm.

MERCHANT BANKING AND PRIVATE EQUITY

    Lehman Brothers' merchant banking activities include making principal investments in partnership with clients of the Firm, raising capital from institutional and high-net-worth investors and managing these investments until they are realized. The Firm's Merchant Banking group has more than 20 dedicated professionals based in New York and London. Through its merchant banking funds, the Company invests in established companies worldwide. In 1998, the Company also formalized its venture capital activities, investing a total of $37 million in 10 companies across a broad range of industries. In addition, Lehman Brothers engages in select equity and equity-related investments in commercial and residential properties. Further information is contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Merchant Banking and Related Lending Activities" on page 48 of the 1998 Annual Report.

GLOBAL DISTRIBUTION

    Lehman Brothers' institutional and private client sales organizations encompass distinct global sales forces that have been integrated into the Fixed Income and Equities businesses to provide investors with the full array of products and research offered by the Firm.

    FIXED INCOME SALES. The Firm's Fixed Income sales force is one of the most productive in the industry, with approximately 278 professionals in 12 locations worldwide, serving the investing and liquidity needs of major institutional investors. Employing a relationship management approach that provides superior information flow and product opportunities for the Firm's customers, the Fixed Income sales organization covers the major share of the buying power in the global fixed income markets.

    EQUITY SALES. Lehman Brothers' institutional Equity sales group of over 345 professionals provides an extensive range of services to institutional investors through locations in the U.S., Europe and Asia. The

Equity sales organization focuses on developing long-term relationships though a comprehensive understanding of customers' investment objectives, while providing proficient execution and consistent liquidity in a wide range of global equity securities and derivatives.

    PRIVATE CLIENT SALES. The Company's Private Client Services group of 293 professionals serves the investment needs of private investors with substantial assets as well as over 1,000 mid-sized institutional accounts worldwide. The group has a global presence with investment representatives located in 11 offices worldwide. Among other services, investment professionals provide their clients with direct access to fixed income, equity, foreign exchange and derivative products, as well as the Firm's research and execution capabilities, thereby serving as a valuable extension of the Firm's institutional sales force.

RESEARCH

    FIXED INCOME RESEARCH. Fixed Income research at Lehman Brothers encompasses the full range of research disciplines: quantitative, economic, strategic, credit, portfolio, relative value and market-specific analysis. Fixed Income research is integrated with the Company's investment banking, sales and trading activities. An important objective of Fixed Income research is to have in place high quality research analysts covering industry, geographic and economic sectors that support the activities of the Company's clients and customers. The department's 291 specialists provide expertise in U.S., European and Asian government and agency securities, derivatives, sovereign issues, corporate securities, high yield, asset- and mortgage-backed securities, real estate, emerging market debt and municipal securities.

    EQUITY RESEARCH. The Equity Research department, comprised of 120 analysts, is integrated with and supports the Company's investment banking, sales and trading activities. To ensure in-depth expertise within various markets, Equity Research has established regional teams on a worldwide basis that are staffed with industry and strategy specialists.

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

    ASSET MANAGEMENT. The Firm has several asset management related businesses. These include Investment Consulting Services, a wrap-fee series of third party managed products and management of multiple manager funds onshore and offshore. The Firm also has dealer agreements with a large number of mutual fund families. In addition, the Company packages internally managed product with emphasis on the various sectors of the private equity markets.

    ARBITRAGE. Lehman Brothers engages in a variety of arbitrage activities including "riskless" arbitrage, where the Company seeks to benefit from temporary price discrepancies that occur when a security is traded in two or more markets and "risk" arbitrage activities, which involve the purchase of securities at discounts from the expected values that would be realized if certain proposed or anticipated corporate transactions (such as mergers, acquisitions, recapitalizations, exchange offers, reorganizations, bankruptcies, liquidations or spin-offs) were to occur. To the extent that these anticipated transactions do not materialize in a manner consistent with the Company's expectations, the Company is subject to the risk that the value of these investments will decline. Lehman Brothers' arbitrage activities benefit from the Company's presence in the global capital markets, access to advanced information technology, in-depth market research, proprietary risk management tools and general experience in assessing rapidly changing market conditions.

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

TECHNOLOGY AND YEAR 2000 READINESS

    During 1998, considerable technology resources were devoted to ensuring the Company's successful conversion to the Euro and addressing the Year 2000 issue. The Company's response to the Year 2000 issue is described under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000 Readiness Disclosure" on pages 53-56 of the 1998 Annual Report.

RISK MANAGEMENT

    As a leading global investment banking company, risk is an inherent part of all of Lehman Brothers' businesses and activities. Lehman Brothers has developed policies and procedures to identify, measure and monitor each of the various types of risks involved in its trading, brokerage and investment banking activities on a global basis. The principal risks involved in Lehman Brothers' activities are market risk, credit or counterparty risk, liquidity, legal and operational risks. Lehman Brothers has developed a control infrastructure to monitor and manage each type of risk on a global basis throughout the Company. A full description of the Firm's Risk Management procedures is contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Management" on pages 51-53 of the 1998 Annual Report, and is incorporated herein by reference.

COMPETITION

    All aspects of the Company's business are highly competitive. The Company competes in domestic and international markets directly with numerous other brokers and dealers in securities and commodities, investment banking firms, investment advisors and certain commercial banks and, indirectly for investment funds, with insurance companies and others.

    The financial services industry has become considerably more concentrated as numerous securities firms have either ceased operations or have been acquired by or merged into other firms. In addition, several small and specialized securities firms have been successful in raising significant amounts of capital for their merger and acquisition activities and merchant banking investment vehicles and for their own accounts. These developments have increased competition from other firms, many of whom have significantly greater equity capital than the Company. Pending legislative and regulatory changes in the United States may allow commercial banks to enter business previously limited to investment banks, further increasing competition.

REGULATION

    The securities industry in the United States is subject to extensive regulation under both federal and state laws. LBI and certain other subsidiaries of Holdings are registered as broker-dealers and investment advisors with the Commission and as such are subject to regulation by the Securities and Exchange Commission (the "SEC") and by self-regulatory organizations, principally the NASD and national securities exchanges such as the New York Stock Exchange, which has been designated by the SEC as LBl's primary regulator, and the Municipal Securities Rulemaking Board. Securities firms are also subject to regulation by state securities administrators in those states in which they conduct business. LBI is a registered broker-dealer in all 50 states, the District of Columbia and the Commonwealth of Puerto Rico. The SEC, self-regulatory organizations and state securities commissions may conduct administrative proceedings, which may result in censure, fine, the issuance of cease-and-desist orders or suspension or expulsion of a broker-dealer or an investment advisor, its officers or employees.

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

CAPITAL REQUIREMENTS

    LBI, Lehman Brothers International (Europe) ("LBIE"), the Tokyo branch of Lehman Brothers Japan Inc. ("LBJTB") and other of Holdings' subsidiaries are subject to various securities, commodities and banking regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations--Regulatory Capital" on pages 46-47 of the 1998 Annual Report, and
Note 9 of Notes to Consolidated Financial Statements.

EMPLOYEES

    As of November 30, 1998 the Company employed approximately 8,873 persons, including 6,316 in the Americas and 2,557 internationally. The Company considers its relationship with its employees to be good.

ITEM 2. PROPERTIES

    The Company's headquarters occupy approximately 1.1 million square feet of space at 3 World Financial Center in New York, New York, which is owned by the Company as tenants-in-common with American Express and various other American Express subsidiaries, approximately 78,000 square feet of which has been subleased.

    The Company entered into a lease for approximately 400,000 square feet for offices located at 101 Hudson Street in Jersey City, New Jersey (the "Operations Center"), of which approximately 67,000 square feet has been subleased. The Operations Center is used by systems, operations, and certain administrative personnel and contains certain back-up trading systems. The lease term expires in December, 2010.

    The Company leases approximately 338,000 square feet of office space in London, England of which approximately 105,000 square feet has been subleased and which lease expires in January 2017. Most of the Company's other offices are located in leased premises, the leases for which expire at various dates through the year 2007.

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

BAMAODAH V. E.F. HUTTON & COMPANY INC.

    In April 1986, Ahmed and Saleh Bamaodah commenced an action against E.F. Hutton & Company Inc., ("EFH") to recover all losses the Bamaodahs had incurred since May 1981 in the trading of commodity futures contracts in a nondiscretionary EFH trading account. The Dubai Civil Court ruled that the trading of commodity futures contracts constituted illegal gambling under Islamic law and that therefore the brokerage contract was void. In January 1987, a judgment was rendered against EFH in the amount of $48,656,000. On January 5, 1991, the Dubai Court of Appeals affirmed the judgment. On March 22, 1992, the Court of Cassation, Dubai's highest court, revoked and quashed the decision of the Court of Appeals and ordered that the case be remanded to the Court of Appeals for a further review. On April 26, 1994, the Dubai Court of Appeals again affirmed the judgment of the Dubai Civil Court. The Company appealed the judgment to the Court of Cassation, which reversed the Court of Appeals on November 27, 1994 and ordered that a new expert be appointed to review the case. A new expert was appointed, who returned a report favorable to EFH. The Court ordered a review of additional documents and has set an April 1999 hearing date.

ACTIONS RELATING TO FIRST CAPITAL HOLDINGS INC.

    Concurrent with the bankruptcy filing of First Capital Holdings ("FCH") in May, 1991 and the conservatorship and receivership of its two life insurance subsidiaries, First Capital Life Insurance Company and Fidelity Bankers Life Insurance Company ("Fidelity Bankers Life"), a number of lawsuits were commenced, naming one or more of Holdings, Lehman Brothers and American Express as defendants. Most of these actions have been subsequently settled and/or dismissed. The only material matter still pending is described below.

    THE VIRGINIA COMMISSIONER OF INSURANCE ACTION. On December 9, 1992, a complaint was filed in the United States District Court for the Eastern District of Virginia (the "Virginia Court") by Steven Foster, the Virginia Commissioner of Insurance (the "Commissioner") as Deputy Receiver of Fidelity Bankers Life. The Complaint names Holdings and Weingarten, Ginsberg and Leonard Gubar, a former director of FCH and Fidelity Bankers Life, as defendants. The Complaint alleged that Holdings acquiesced in and approved the continued mismanagement of Fidelity Bankers Life and that it participated in directing the investment of Fidelity Bankers Life assets. The complaint asserted claims under the federal securities laws and asserts common law claims including fraud, negligence and breach of fiduciary duty and alleged violations of the Virginia Securities laws by Holdings. It sought no less than $220 million in damages to Fidelity Bankers Life and its present and former policyholders and creditors and punitive damages. On May 21, 1998, after trial, the Court entered a Judgment Order in accord with the jury verdict, ordering that the plaintiffs recover nothing and dismissing the complaint. On July 7, 1998, the Commissioner filed a Notice of Appeal to the United States Court of Appeals for the Fourth Circuit from such Judgment Order.

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

ACTIONS RELATING TO THE SALES AND MARKETING OF LIMITED PARTNERSHIPS

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

    IN RE LEHMAN BROTHERS LIMITED PARTNERSHIP LITIGATION. On October 18, 1996, a purported first consolidated and amended class action complaint was filed in the Court of Chancery of the State of Delaware in and for New Castle County on behalf of all persons who purchased units in various public, proprietary limited partnerships organized by Shearson or E.F. Hutton & Co. or operated by affiliates of those entities between 1981 and the present (with certain exceptions). Defendants are LBI and 56

Lehman-affiliated general partners. The complaint alleges that defendants breached their fiduciary duties or aided and abetted such a breach by allegedly misrepresenting and or failing to disclose the nature of the risks and the status and financial condition of the partnerships; collecting excessive fees; failing to exercise due care in selecting investments for the partnerships; and recommending and selling the partnerships as suitable investments. The complaint seeks, among other things (1) to certify the case as a class action; (2) to declare that defendants breached their duties; (3) to enjoin defendants from operating the partnerships for their own benefit, (4) to account for all profits and impose a constructive trust on them; and (5) to award compensatory damages, costs and expenses and attorneys' fees.

    KLEIN, ET AL. V. LEHMAN BROTHERS, INC., ET AL. On January 15, 1998, a purported third amended class action complaint was filed in the Superior Court of New Jersey, Law Division: Union County on behalf of investors in certain specified limited partnerships sponsored by Balcor and sold by various entities, including, among others, Shearson and certain of its affiliates. Named as defendants are LBI, various affiliates of LBI, American Express Company, Smith Barney Holdings, Inc., Balcor, a number of Balcor-originated limited partnerships and various individuals and entities affiliated with Balcor. The complaint alleges claims in connection with the marketing, sale and operation of the limited partnerships for common law fraud and deceit, equitable fraud, negligent misrepresentation, breach of fiduciary duty and contract and violation of certain New Jersey statutes relating to the sale of securities. The complaint seeks compensatory damages for lost principal and interest, general damages and punitive damages, treble damages under the New Jersey statutes, and costs and attorneys' fees. On September 24, 1998, the Court filed an opinion dismissing the complaint, and plaintiffs have appealed that dismissal.

    BRUSS, ET AL. V. LEHMAN BROTHERS INC., ET AL. On January 25, 1999 a purported class action complaint was filed in the Superior Court of New Jersey, Law Division: Essex County on behalf of investors in certain specified limited partnerships sponsored by Balcor and sold by various entities, including, among others, Shearson and certain of its affiliates. The complaint mirrors the claims raised, the relief sought and the defendants named in KLEIN, ET AL. V. LEHMAN BROTHERS, INC., ET AL.

    COUNTY OF ORANGE ET AL. V. BEAR STEARNS & CO. ET AL.

    On December 6, 1996, the County of Orange, California (the "County") filed a complaint in the United States Bankruptcy Court for the Central District of California (the "Complaint"), naming 15 broker-dealers, along with various subsidiaries, including LBI, Lehman Brothers International (Europe), Lehman Capital Corp and Lehman Commercial Paper, Inc. (the "Lehman defendants"), as defendants. The Complaint alleges that defendants sold the County unsuitable securities and entered into unsuitable reverse repurchase transactions with the County that were ULTRA VIRES. The County seeks a declaration that the reverse repurchase agreements are void and unenforceable and violated the California Constitution and Government Code, and it claims that the defendants violated the California Constitution and Government Code and committed negligence. No damages are specified, and restitution is sought. Immediately after filing the Complaint, the parties entered into a stay of the action.

    On July 1, 1998, the case was transferred to the United States District Court for the Central District of California, and on August 21, 1998 the stay was lifted. On November 10, 1998 the Lehman defendants answered the Complaint, denying its material allegations. On December 21, 1998, the County moved to amend the Complaint to add breach of fiduciary duty and aiding and abetting breach of fiduciary duty claims, and the Court has ruled that plaintiff may file the amended complaint (the "Amended Complaint"). On January 5, 1999, the Court entered an order granting summary judgment for defendants on the ULTRA VIRES claims.

LEHMAN BROTHERS COMMERCIAL CORPORATION AND LEHMAN BROTHERS SPECIAL FINANCING
  INC. V. MINMETALS INTERNATIONAL NON-FERROUS METALS TRADING COMPANY

    On November 15, 1994, two Lehman Brothers subsidiaries, Lehman Brothers Commercial Corporation ("LBCC") and Lehman Brothers Special Financing Inc. ("LBSF"), commenced an action against

Minmetals International Non-Ferrous Metals Trading Company ("Minmetals") and China National Metals and Minerals Import and Export Company ("CNM") in the United States District Court for the Southern District of New York alleging breach of contract against Minmetals and breach of guarantee against CNM. The litigation arose from the refusal by Minmetals and CNM to honor their obligations with respect to certain foreign exchange and swap transactions. LBCC and LBSF seek to recover approximately $52.5 million from Minmetals and/or CNM. On June 26, 1995, the court granted CNM's motion to dismiss the claims against it, but also granted LBCC and LBSF leave to replead. Minmetals filed fourteen counterclaims against Lehman entities based on violations of federal securities and commodities laws and rules, and theories of fraud, breach of fiduciary duty and conversion. The court denied a motion by the Lehman counterclaim defendants to dismiss the six fraud-based counterclaims. On June 24, 1996, the court granted the motion of LBCC and LBSF to file an amended complaint naming CNM as an additional defendant. Discovery is complete, and summary judgment motions are pending before the court.

ACTIONS RELATING TO NATIONAL ASSOCIATION OF SECURITIES DEALERS AUTOMATED
  QUOTATIONS SYSTEM ("NASDAQ") MARKET MAKER ANTITRUST AND SECURITIES LITIGATION.

    Beginning in May, 1994, several class actions were filed in various state and federal courts against various broker-dealers making markets in NASDAQ securities, including LBI. Plaintiffs in these cases alleged violations of the antitrust laws, securities laws and have pled a variety of other statutory and common law claims. All of these actions were based on the theory that because odd-eighth quotes occur less often than quarter quotes, NASDAQ market makers must be colluding wrongfully to maintain a wider spread. By Order filed October 14, 1994, the Judicial Panel on Multidistrict Litigation consolidated these actions in the Southern District of New York and ordered that all related actions be transferred and coordinated for all pretrial purposes. The case is captioned In Re NASDAQ Market-Makers Antitrust Litigation, MDL No. 1023.

    On December 16, 1994, plaintiffs served a consolidated Amended Complaint naming 33 defendants including LBI. Plaintiffs claim violations of the federal antitrust laws including Section I of the Sherman Antitrust Act. Plaintiffs seek unspecified compensatory damages trebled in accordance with the antitrust laws, costs including attorneys' fees as well as injunctive relief. The court dismissed the action with leave to replead, stating that the complaint failed to identify the securities involved with sufficient specificity. The plaintiffs repled and the defendants answered the amended complaint on November 17, 1995. On December 23, 1997, LBI settled the class action along with 29 other broker-dealers. The Court entered a Final Judgment and Order of Dismissal on November 9, 1998.

AIA HOLDING SA ET AL. V. LEHMAN BROTHERS INC. AND BEAR STEARNS & CO., INC.

    On July 9, 1997, LBI was served with a complaint in the U.S. District Court for the Southern District of New York in which 277 named plaintiffs assert 24 causes of action against LBI and Bear Stearns & Co., Inc. The amount of damages claimed is unspecified. The claims arise from the activities of an individual named Ahmad Daouk, who was employed by an introducing broker which introduced accounts to Shearson Lehman Hutton between 1988 and 1992. Daouk allegedly perpetrated a fraud upon the claimants, who are mostly investors of Middle Eastern origin, and the complaint alleges that Shearson breached various contractual and common law duties owed to the investors. On March 27, 1998, the District Court dismissed without prejudice 18 of the 24 counts pleaded in the complaint. On July 3, 1998 the plaintiffs served their First Amended Complaint containing 18 causes of action against LBI and/or Bear Stearns.

ACTIONS RELATING TO BRE-X MINERALS LTD.

    MCNAMARA ET AL. V. BRE-X MINERALS LTD. ET AL. On July 25, 1997, an Amended Class Action Complaint was filed in the United States District Court for the Eastern District of Texas against 16 defendants, including LBI, which seeks unspecified compensatory damages, interest, costs and attorney's fees on behalf of purchasers of Bre-X common stock and/or Bresea common stock. The Complaint raises claims under the federal securities laws and the common law of fraud and negligent misrepresentation. The Complaint's stated basis for naming LBI is that one of its securities analysts published research on Bre-X. On or about November 21, 1997, several defendants, including LBI, moved to dismiss the Complaint, or, in the alternative, to transfer venue to the Southern District of New York. Plaintiffs have also filed a motion for class certification, which is stayed pending resolution of the motions to dismiss. On January 6, 1999, the Court issued an order dismissing the claims of Canadian plaintiffs who bought their shares on Canadian exchanges. The remaining motions to dismiss are still pending.

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

    CHOW ET AL. V. BRE-X MINERALS LTD. ET AL. On October 10, 1997, 125 named plaintiffs filed an action in the Court of Queen's Bench of Alberta, in Calgary, Canada, against 35 named defendants, including LBI. Plaintiffs claim against LBI, which has not yet been served, is for common law negligence.

IN RE MOBILEMEDIA SECURITIES LITIGATION

    LBI was named as a defendant in several purported class actions filed in December, 1996 in the United States District Court for the District of New Jersey in connection with (I) a November 7, 1995 offering of common stock of MobileMedia Corporation; and (ii) a November 7, 1995 offering of 9 3/8% senior subordinated notes of MobileMedia Communications Inc. due in 2007. On November 3, 1997, a consolidated amended class action complaint was filed naming certain of MobileMedia Corporation's officers and directors and the four co-lead underwriters of these offerings, including LBI. MobileMedia filed for Chapter 11 bankruptcy protection on January 30, 1997, and therefore is not named as a defendant. The complaint alleges that the underwriters violated Sections 11 and 12 of the Securities Act. Plaintiffs seek rescission and unspecified compensatory damages.

HAROLD GILLET, ET AL. V. GOLDMAN SACHS & CO., ET AL., YAKOV PRAGER, ET AL. V.
  GOLDMAN, SACHS & CO., ET AL., DAVID HOLZMAN, ET AL. V. GOLDMAN, SACHS & CO., ET AL.

    Beginning in November, 1998, three class actions were filed in the United States District Court for the Southern District of New York against in excess of 25 underwriters of IPO securities including LBI. Plaintiffs in these cases seek compensatory and injunctive relief for alleged violations of the antitrust laws based on the theory that the defendant underwriters fixed and maintained fees for underwriting certain IPO securities at supracompetitive levels. Plaintiffs plan to file a Consolidated Amended Complaint.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The approximate number of holders of record of the Registrant's Common Stock was 28,137 at February 9, 1999. Information concerning the market for the Registrant's common equity and related stockholder matters is set forth on page 96 of the 1998 Annual Report and is hereby incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

    Selected financial data contained on pages 93-94 of the 1998 Annual Report is deemed a part of this Annual Report on Form 10-K and is hereby incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Management's Discussion and Analysis of Financial Condition and Results of Operations is set forth under the same caption on pages 35-57 of the 1998 Annual Report. Such information is hereby incorporated herein by reference and should be read in conjunction with the Consolidated Financial Statements and the Notes thereto contained on pages 59-92 of the 1998 Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Management" on pages 51-53 of the 1998 Annual Report is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Consolidated Financial Statements of the Registrant and its Subsidiaries together with the Notes thereto and the Report of Independent Auditors thereon required by this Item are contained in the 1998 Annual Report on pages 58-92 and are hereby incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information relating to Directors of the Registrant is set forth under the caption "Election of Directors" on pages 5-8 of the Proxy Statement and information relating to Executive Officers of the Registrant is set forth under the caption "Executive Officers of the Company" on pages 10 and 11 of the Proxy Statement and is hereby incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

    Information relating to executive compensation is set forth under the captions "Compensation of Directors", "Compensation Committee Report on Executive Officer Compensation", "Compensation of Executive Officers", "Pension Benefits" and "Employment Contracts, Termination of Employment and Change of Control Arrangements" on pages 9 and 13-18 of the Proxy Statement and is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information relating to security ownership of management and certain beneficial owners is set forth under the caption "Security Ownership of Directors and Executive Officers" on page 12 of the Proxy Statement and is hereby incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information relating to certain relationships and related transactions is set forth under the captions "Certain Transactions and Agreements with Directors and Executive Officers", "Certain Transactions and Agreements with American Express and Subsidiaries" and "Certain Transactions with Other Institutional Investors and Their Subsidiaries" on pages 20-22 of the Proxy Statement and is hereby incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) 1.  Financial Statements:

    The Financial Statements and the Notes thereto and the Report of Independent Auditors thereon and filed as a part hereof are listed on page F-1 hereof by reference to the corresponding page number in the Annual Report.

       2.  Financial Statement Schedules:

    The financial statement schedule and the notes thereto filed as a part hereof are listed on page F-1 hereof.

       3.  Exhibits:

  EXHIBIT
    NO.
-----------

       3.1   Restated Certificate of Incorporation of the Registrant dated May 27, 1994 (incorporated by reference to
             Exhibit 3.1 of the Registrant's Transition Report on Form 10-K for the eleven months ended November 30,
             1994).

       3.2   Certificate of Designations with respect to the Registrant's 5.94% Cumulative Preferred Stock, Series C
             (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the
             Commission on May 13, 1998)

       3.3   Certificate of Designations with respect to the Registrant's 5.67% Cumulative Preferred Stock, Series D
             (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed with the
             Commission on July 23, 1998)

       3.4   By-Laws of the Registrant, amended as of March 26, 1997 ((incorporated by reference to Exhibit 10 of the
             Registrant's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997).

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

  EXHIBIT
    NO.
-----------
      10.4   Lease dated as of October 13, 1993 between 101 Hudson Leasing Associates and Lehman Brothers Holdings
             Inc. (incorporated by reference to Exhibit 10 of Holdings' Quarterly Report on Form 10-Q for the quarter ended September 30, 1993).

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

      10.13  Option Agreement, dated May 27, 1994, by and among American Express Company, American Express Bank Ltd.,
             American Express Travel Related Services Company, Inc., Lehman Brothers Inc., Lehman Government
             Securities, Inc. and Lehman Commercial Paper Incorporated. (incorporated by reference to Exhibit 10.31 of the Registrant's Transition Report Form 10-K for the Eleven Months ended November 30, 1994).

      10.14+ Lehman Brothers Inc. Voluntary Deferred Compensation Plan (For Select Executives) (incorporated by reference to Exhibit 10.33 of the Registrant's Registration Statement on Form S-1 (Reg. No. 33-52977)).

      10.15+ Lehman Brothers Inc. Voluntary Deferred Compensation Plan (For Transferred Participants' Vested Amounts
             as of July 31, 1993) (incorporated by reference to Exhibit 10.34 of the Registrant's Registration
             Statement on Form S-1 (Reg. No. 33-52977)).

      10.16+ Lehman Brothers Inc. Executive and Select Employees Plan (For Transferred Participants) (incorporated by reference to Exhibit 10.35 of the Registrant's Registration Statement on Form S-1 (Reg. No. 33-52977)).

      10.17+ Lehman Brothers Holdings Inc. Cash Award Plan. (incorporated by reference to Exhibit 10.36 of the
             Registrant's Transition Report on Form 10-K for the Eleven Months ended November 30, 1994).

  EXHIBIT
    NO.
-----------
      10.18  Amended and Restated Agreement of Limited Partnership of Lehman Brothers Capital Partners III, L.P.
             (incorporated by reference to Exhibit 10.27 to the Registrant's Annual Report on Form 10-K for the fiscal year ended November 30, 1995).

      10.19+ Lehman Brothers Holdings Inc. Merchant Banking Long-Term Incentive Plan (for U.S. participants)
             (incorporated by reference to Exhibit 10.28 to the Registrant's Annual Report on Form 10-K for the fiscal year ended November 30, 1996).

      10.20+ Lehman Brothers Holdings Inc. Merchant Banking Discretionary Incentive Compensation Plan (for non-U.S.
             participants) (incorporated by reference to Exhibit 10.29 to the Registrant's Annual Report on Form 10-K
             for the fiscal year ended November 30, 1996).

      10.21  Agreement of Limited Partnership of Lehman Brothers Capital Partners IV, L.P. (incorporated by reference to Exhibit 10.30 to the Registrant's Annual Report on Form 10-K for the fiscal year ended November 30,
             1997)

      12.1   Computation in support of ratio of earnings to fixed charges.*

      12.2   Computation in support of ratio of earnings to combined fixed charges and preferred dividends.*

      13.    The following portions of the Company's 1998 Annual Report to Stockholders, which are incorporated by reference herein:

      13.1   "Management's Discussion and Analysis of Financial Condition and Results of Operations", pages 35-57.*

      13.2   "Consolidated Financial Statements", pages 59-92.*

      13.3   "Market for Registrant"s Common Equity and Related Stockholder Matters", page 96.*

      21.    List of the Registrant's Subsidiaries*.*

      23.    Consent of Ernst & Young LLP.*

      24.    Powers of Attorney.*

      27.    Financial Data Schedule.*

    (b) Reports on Form 8-K.

       1.  Form 8-K dated September 4, 1997, Item 7.

       2.  Form 8-K dated September 23, 1998, Items 5 and 7.

       3.  Form 8-K dated September 28, 1998, Items 5 and 7.

       4.  Form 8-K dated October 5, 1998, Items 5 and 7.

------------------------

*   Filed herewith.

+ Management contract or compensatory plan or arrangement reqired to be filed as an exhibit to this Form 10-K pursuant to Item 14(c)

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

                                         LEHMAN BROTHERS HOLDINGS INC.
                                                 (REGISTRANT)

                                FEBRUARY 26, 1999

                                By:             /s/ KAREN M. MULLER
                                     -----------------------------------------
                                               Title: VICE PRESIDENT

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          SIGNATURES                       TITLE                    DATE
------------------------------  ---------------------------  -------------------
                                Chief Executive Officer and
              *                   Chairman of the Board of
------------------------------    Directors (principal        February 26, 1999
     Richard S. Fuld, Jr.         executive officer)

                                Chief Financial and
              *                   Administrative Officer
------------------------------    (principal financial and    February 26, 1999
        John L. Cecil             accounting officer)

              *                 Director
------------------------------                                February 26, 1999
      Michael L. Ainslie

              *                 Director
------------------------------                                February 26, 1999
        John F. Akers

              *                 Director
------------------------------                                February 26, 1999
       Roger S. Berlind

              *                 Director
------------------------------                                February 26, 1999
     Thomas H. Cruikshank

              *                 Director
------------------------------                                February 26, 1999
        Henry Kaufman

          SIGNATURES                       TITLE                    DATE
------------------------------  ---------------------------  -------------------

              *                 Director
------------------------------                                February 26, 1999
     Hideichiro Kobayashi

              *                 Director
------------------------------                                February 26, 1999
       John D. Macomber

              *                 Director
------------------------------                                February 26, 1999
         Dina Merrill

     /s/ KAREN M. MULLER        Director
------------------------------
       Karen M. Muller                                        February 26, 1999
      (ATTORNEY-IN-FACT)
      February 26, 1999

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                                                                                                       PAGE
                                                                                        ----------------------------------
                                                                                          FORM 10-K       ANNUAL REPORT
                                                                                        -------------  -------------------
FINANCIAL STATEMENTS
Report of Independent Auditors........................................................                             58
Consolidated Statement of Income for the Twelve Months Ended November 30, 1998, 1997,
  and 1996............................................................................                             59
Consolidated Statement of Financial Condition at November 30, 1998 and 1997...........                             60
Consolidated Statement of Changes in Stockholders' Equity for the Twelve Months Ended
  November 30, 1998, 1997, and 1996...................................................                             62
Consolidated Statement of Cash Flows for the Twelve Months Ended November 30, 1998,
  1997, and 1996......................................................................                             64
Notes to Consolidated Financial Statements............................................                             66

FINANCIAL STATEMENT SCHEDULE
Schedule I--Condensed Financial Information...........................................          F-2

SCHEDULE I

                         LEHMAN BROTHERS HOLDINGS INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                              STATEMENT OF INCOME

                             (PARENT COMPANY ONLY)

                                 (IN MILLIONS)

                                                                                    TWELVE MONTHS ENDED
                                                                                        NOVEMBER 30
                                                                              -------------------------------
                                                                                1998       1997       1996
                                                                              ---------  ---------  ---------
Revenues
  Investment banking........................................................  $      37  $     140  $      90
  Principal transactions....................................................        (80)       193         23
  Interest and dividends....................................................      2,254      1,271        882
  Other.....................................................................        (71)         8          6
                                                                              ---------  ---------  ---------
      Total revenues........................................................      2,140      1,612      1,001
  Interest expense..........................................................      2,252      1,304        966
                                                                              ---------  ---------  ---------
      Net revenues..........................................................       (112)       308         35
                                                                              ---------  ---------  ---------

Equity in net income of subsidiaries........................................        942        492        454
                                                                              ---------  ---------  ---------

Non-interest expenses
  Compensation and benefits.................................................        135        113         64
  Other.....................................................................        121        116        105
  Management fees...........................................................         14        (28)       (81)
  Severance charge..........................................................                               50
                                                                              ---------  ---------  ---------
      Total non -interest expenses..........................................        270        201        138
                                                                              ---------  ---------  ---------
Income before taxes.........................................................        560        599        351
  Benefit from income taxes.................................................        176         48         65
                                                                              ---------  ---------  ---------
Net income..................................................................  $     736  $     647  $     416
                                                                              ---------  ---------  ---------
                                                                              ---------  ---------  ---------
Net income applicable to common stock.......................................  $     649  $     572  $     378
                                                                              ---------  ---------  ---------
                                                                              ---------  ---------  ---------

          See notes to condensed financial information of Registrant.

                                                                      SCHEDULE I

                         LEHMAN BROTHERS HOLDINGS INC.
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            CONDENSED BALANCE SHEET
                             (PARENT COMPANY ONLY)
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                                                                  NOVEMBER 30
                                                                                              --------------------
                                                                                                1998       1997
                                                                                              ---------  ---------
ASSETS
Cash and cash equivalents...................................................................  $   1,152
Securities and other financial instruments owned............................................     10,561  $   8,751
Securities purchased under agreements to resell.............................................        244

Equity in net assets of subsidiaries........................................................      5,174      3,922
Accounts receivable and accrued interest....................................................        490        596
Due from subsidiaries.......................................................................     23,149     17,230
Other assets................................................................................      1,137        693
                                                                                              ---------  ---------
    Total assets............................................................................  $  41,907  $  31,192
                                                                                              ---------  ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
Commercial paper and short-term debt........................................................  $   3,596  $   4,472
Securities and other financial instruments sold but not yet purchased.......................         81        122
Securities sold under agreeements to repurchase.............................................     11,162      8,758
Accrued liabilities, due to subsidiaries and other payables.................................      4,718      1,586
Senior notes................................................................................     16,737     11,531

Subordinated indebtedness...................................................................        200        200
                                                                                              ---------  ---------
    Total liabilities.......................................................................     36,494     26,669
                                                                                              ---------  ---------

Commitments and Contingencies
Stockholders' equity:
  Preferred stock...........................................................................        908        508

  Common stock, $0.10 par value; 300,000,000 shares authorized; Shares issued: 121,801,123 in 1998 and 119,513,337 in 1997; Shares outstanding: 113,657,877 in 1998 and 116,612,074
    in 1997.................................................................................         12         12
  Additional paid-in capital................................................................      3,534      3,436
  Accumulated other comprehensive income (net of tax).......................................         15         12
  Retained earnings.........................................................................      1,105        498
  Other stockholders' equity, net...........................................................        269        155

  Common stock in treasury, at cost: 8,143,246 shares in 1998 and 2,901,263 shares in
    1997....................................................................................       (430)       (98)
                                                                                              ---------  ---------
    Total stockholders' equity..............................................................      5,413      4,523
                                                                                              ---------  ---------
    Total liabilities and stockholders' equity..............................................  $  41,907  $  31,192
                                                                                              ---------  ---------

          See notes to condensed financial information of Registrant.

                                                                      SCHEDULE I

                         LEHMAN BROTHERS HOLDINGS INC.
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENT OF CASH FLOWS
                             (PARENT COMPANY ONLY)
                                 (IN MILLIONS)

                                                                                              TWELVE MONTHS
                                                                                                  ENDED
                                                                                               NOVEMBER 30
                                                                                     -------------------------------
                                                                                       1998       1997       1996
                                                                                     ---------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income.........................................................................  $     736  $     647  $     416
Adjustments to reconcile net income to net cash provided by (used in)operating activities:
  Equity in net income of subsidiaries.............................................       (942)      (492)      (454)
  Severance charge.................................................................                               50
  Compensation payable in common stock.............................................        221        162        136
  Other adjustments................................................................        178         24         (5)
Net change in:
  Securities and other financial instruments owned.................................     (1,810)    (5,211)      (945)
  Accounts receivable and accrued interest, due from subsidiaries and other
    assets.........................................................................     (6,261)    (6,380)    (1,262)
  Securities and other financial instruments sold but not yet purchased............        (41)       (76)        22
  Accrued liabilities, due to subsidiaries and other payables......................      2,978        770        (84)
  Dividends and capital distributions received.....................................        141        304        609
                                                                                     ---------  ---------  ---------
    Net cash provided by (used in) operating activities............................     (4,800)   (10,252)    (1,517)
                                                                                     ---------  ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of senior notes.............................................      8,298      3,925      2,686
Principal payments of senior notes.................................................     (3,101)    (1,689)    (1,778)
Proceeds from issuance of subordinated indebtedness................................                              200
Payments for commercial paper and short-term debt, net.............................       (876)     1,297      1,073
Resale agreements net of repurchase agreements.....................................      2,160      6,140        545
Payment for repurchase of preferred stock..........................................        (50)                 (200)
Payment for treasury stock purchases...............................................       (411)       (77)      (130)
Dividends paid.....................................................................       (122)       (58)       (55)
Issuances of common stock..........................................................         61         23          6
Issuances of preferred stock.......................................................        444
                                                                                     ---------  ---------  ---------
    Net cash provided by (used in) financing activities............................      6,403      9,561      2,347
                                                                                     ---------  ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Equity in net assets of subsidiaries...............................................       (451)        16       (173)
                                                                                     ---------  ---------  ---------
    Net cash provided by (used in) investing activities............................       (451)        16       (173)
                                                                                     ---------  ---------  ---------
    Net change in cash and cash equivalents........................................      1,152       (675)       657
Cash and cash equivalents, beginning of period.....................................                   675         18
                                                                                     ---------  ---------  ---------
  Cash and cash equivalents, end of period.........................................  $   1,152  $       0  $     675
                                                                                     ---------  ---------  ---------
                                                                                     ---------  ---------  ---------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (IN MILLIONS)

Interest paid totaled $2,121 in 1998, $1,277 in 1997 and $933 in 1996. Income taxes (received) paid totaled $(91) in 1998, $33 in 1997 and $(48) in 1996.

          See notes to condensed financial information of Registrant.

                         LEHMAN BROTHERS HOLDINGS INC.

             NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                             (PARENT COMPANY ONLY)

                                                                      SCHEDULE I

NOTE 1. BASIS OF PRESENTATION

    The condensed financial statements of Lehman Brothers Holdings Inc. ("Holdings") should be read in conjunction with the consolidated financial statements of Lehman Brothers Holdings Inc. and subsidiaries and the notes thereto.

    Certain amounts reflect reclassifications to conform to the current period's presentation.

NOTE 2. LONG-TERM DEBT

                                                           U.S. DOLLAR           NON-U.S. DOLLAR          NOVEMBER 30
                                                      ----------------------  ----------------------  --------------------
                                                        FIXED     FLOATING      FIXED     FLOATING
                                                        RATE        RATE        RATE        RATE        1998       1997
                                                      ---------  -----------  ---------  -----------  ---------  ---------

                                                                                 (IN MILLIONS)
Senior Notes
Maturing in Fiscal 1998.............................                                                             $   2,069
Maturing in Fiscal 1999.............................  $   1,536   $   2,518   $     623   $      20   $   4,697      2,612
Maturing in Fiscal 2000.............................      3,086       1,814          32                   4,932      2,848
Maturing in Fiscal 2001.............................      1,017         608                               1,625        510
Maturing in Fiscal 2002.............................      1,349         195                               1,544      1,330
Maturing in Fiscal 2003.............................      1,660         383          15                   2,058        489
December 1, 2003 and thereafter.....................      1,792          33          51           5       1,881      1,673
                                                      ---------  -----------  ---------       -----   ---------  ---------
  Senior Notes......................................     10,440       5,551         721          25      16,737     11,531
                                                      ---------  -----------  ---------       -----   ---------  ---------
Subordinated Indebtedness
  December 1, 2003 and thereafter...................        200                                             200        200
                                                      ---------  -----------  ---------       -----   ---------  ---------
Long-Term Debt......................................  $  10,640   $   5,551   $     721   $      25   $  16,937  $  11,731
                                                      ---------  -----------  ---------       -----   ---------  ---------
                                                      ---------  -----------  ---------       -----   ---------  ---------

    Of the Company's long-term debt outstanding as of November 30, 1998, $600 million is repayable prior to maturity at the option of the holder, at par value. These obligations are reflected in the above table at their put dates, which range from fiscal 1999 to fiscal 2002, rather than at their contractual maturities, which range from fiscal 2000 to fiscal 2019. In addition, $920 million of the Company's long-term debt is redeemable prior to maturity at the option of the Company under various terms and conditions. These obligations are reflected in the above table at their contractual maturity dates.

    As of November 30, 1998, the Company's U.S. dollar and non-U.S. dollar debt portfolios included approximately $238 million and $54 million, respectively, of debt for which the interest rates and/or redemption values have been linked to various indices including industry baskets of stocks or commodities. Generally, such rates are issued as floating rate notes or the interest rates on such index notes are effectively converted to floating rates based primarily on LIBOR through the use of interest rate and currency swaps.

END USER DERIVATIVE ACTIVITIES

    The Company utilizes a variety of derivative products including interest rate and currency swaps, and swaptions as an end user to modify the interest rate characteristics of its long-term debt portfolio. The

                         LEHMAN BROTHERS HOLDINGS INC.

                             (PARENT COMPANY ONLY)

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

    At November 30, 1998 and November 30, 1997, the notional values of the Company's interest rate and currency swaps related to its long-term debt obligations were approximately $15.3 billion and $10.5 billion, respectively. In terms of notional amounts outstanding, these derivative products mature as follows:

                                                                                                           NOVEMBER
                                                                            NON- U.S.      CROSS     --------------------
                                                              U.S. DOLLAR    DOLLAR      CURRENCY      1998       1997
                                                              -----------  -----------  -----------  ---------  ---------
                                                                                     (IN MILLIONS)
Maturing in Fiscal 1998.....................................                                                    $   1,760
Maturing in Fiscal 1999.....................................   $   2,864                 $     624   $   3,488      2,324
Maturing in Fiscal 2000.....................................       4,709                        32       4,741      2,454
Maturing in Fiscal 2001.....................................       1,579                                 1,579        468
Maturing in Fiscal 2002.....................................       1,609                                 1,609      1,167
Maturing in Fiscal 2003.....................................       1,968    $       4           11       1,983        489
December 1, 2003 and thereafter.............................       1,921                        56       1,977      1,812
                                                              -----------         ---        -----   ---------  ---------
Total.......................................................   $  14,650    $       4    $     723   $  15,377  $  10,474
                                                              -----------         ---        -----   ---------  ---------
Weighted-average interest rate at November 30:(1)
Receive rate................................................        6.54%        3.32%        4.43%       6.44%      6.97%
Pay rate....................................................        5.85%        0.64%        5.93%       5.86%      6.48%

    The Company's end user derivative activities resulted in the following changes to the Company's mix of fixed and floating rate debt and effective weighted-average rates of interest:

                                                                                  NOVEMBER 30, 1998
                                                                 ----------------------------------------------------
                                                                      LONG-TERM DEBT          WEIGHTED-AVERAGE(1)
                                                                 ------------------------  --------------------------

                                                                                                          EFFECTIVE
                                                                                                            RATE
                                                                   BEFORE        AFTER     CONTRACTUAL    AFTER END
                                                                  END USER     END USER     INTEREST        USER
                                                                 ACTIVITIES   ACTIVITIES      RATE       ACTIVITIES
                                                                 -----------  -----------  -----------  -------------
                                                                      (IN MILLIONS)
USD Obligations
  Fixed Rate...................................................   $  10,640    $     156
  Floating Rate................................................       5,551       16,758
                                                                 -----------  -----------
                                                                     16,191       16,914
Non-USD Obligations............................................         746           23
                                                                 -----------  -----------  -----------       ------
Total..........................................................   $  16,937    $  16,937        6.47%         5.93%
                                                                 -----------  -----------  -----------       ------

------------------------

(1) Weighted-average interest rates were calculated utilizing non-U.S. dollar interest rates, where applicable.

                         LEHMAN BROTHERS HOLDINGS INC.

                             (PARENT COMPANY ONLY)

                                                                                 NOVEMBER 30, 1997
                                                               ------------------------------------------------------
                                                                    LONG-TERM DEBT           WEIGHTED-AVERAGE(1)
                                                               ------------------------  ----------------------------

                                                                 BEFORE        AFTER     CONTRACTUAL  EFFECTIVE RATE
                                                                END USER     END USER     INTEREST    AFTER END USER
                                                               ACTIVITIES   ACTIVITIES      RATE        ACTIVITIES
                                                               -----------  -----------  -----------  ---------------
                                                                    (IN MILLIONS)
USD Obligations
  Fixed Rate.................................................   $   9,115    $      86
  Floating Rate..............................................       1,712       11,602
                                                               -----------  -----------
                                                                   10,827       11,688
Non-USD Obligations..........................................         904           43
                                                               -----------  -----------  -----------        ------
Total........................................................   $  11,731    $  11,731        6.93%          6.48%
                                                               -----------  -----------  -----------        ------

------------------------

(1) Weighted-average interest rates were calculated utilizing non-US dollar interest rates, where applicable.

NOTE 3. DIVIDENDS

    Dividends and capital distributions declared to Holdings by its subsidiaries and affiliates were $141 million in 1998, $304 million in 1997, and $609 million in 1996.

NOTE 4. 1996 SEVERANCE CHARGE

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

    The Company recorded a $50 million severance charge ($30 million aftertax) in the fourth quarter of 1996 related to these actions. The Company's cash outlays relating to the charge were approximately $9 million in the fourth quarter of 1996 and approximately $38 million during fiscal 1997. The remaining residual payments were paid as deferred payment arrangements were completed.

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