Form 10-K405/A
period 1999-02-09
LEHMAN BROTHERS HOLDINGS INC
filed 1999-03-05
CIK 806085

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

      21.    List of the Registrant's Subsidiaries**

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

*   Previously filed.

+ Management contract or compensatory plan or arrangement reqired to be filed as an exhibit to this Form 10-K pursuant to Item 14(c)

**  Filed herewith.

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

                                MARCH 5, 1999

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

          SIGNATURES                       TITLE                    DATE
------------------------------  ---------------------------  -------------------
                                Chief Executive Officer and
              *                   Chairman of the Board of
------------------------------    Directors (principal          March 5, 1999
     Richard S. Fuld, Jr.         executive officer)

                                Chief Financial and
              *                   Administrative Officer
------------------------------    (principal financial and      March 5, 1999
        John L. Cecil             accounting officer)

              *                 Director
------------------------------                                  March 5, 1999
      Michael L. Ainslie

              *                 Director
------------------------------                                  March 5, 1999
        John F. Akers

              *                 Director
------------------------------                                  March 5, 1999
       Roger S. Berlind

              *                 Director
------------------------------                                  March 5, 1999
     Thomas H. Cruikshank

              *                 Director
------------------------------                                  March 5, 1999
        Henry Kaufman

          SIGNATURES                       TITLE                    DATE
------------------------------  ---------------------------  -------------------

              *                 Director
------------------------------                                  March 5, 1999
     Hideichiro Kobayashi

              *                 Director
------------------------------                                  March 5, 1999
       John D. Macomber

              *                 Director
------------------------------                                  March 5, 1999
         Dina Merrill

     /s/ KAREN M. MULLER        Director
------------------------------
       Karen M. Muller                                          March 5, 1999
      (ATTORNEY-IN-FACT)
        March 5, 1999

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