Form 10-Q
period 1999-02-28
LEHMAN BROTHERS HOLDINGS INC
filed 1999-04-14
CIK 806085

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[ X ]              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 1999

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ______

As of March 31, 1999, 118,789,977 shares of the Registrant's Common Stock, par value $.10 per share, were outstanding.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES

                                    FORM 10-Q

                     FOR THE QUARTER ENDED FEBRUARY 28, 1999

                                      INDEX


Part I.      FINANCIAL INFORMATION                                        Page
                                                                         Number

  Item 1.   Financial Statements - (unaudited)

                 Consolidated Statement of Income -
                   Three Months Ended
                 February 28, 1999 and 1998 .............................   3

                 Consolidated Statement of Financial Condition -
                  February 28, 1999 and November 30, 1998 ...............   4

                 Consolidated Statement of Cash Flows -
                 Three Months Ended
                  February 28, 1999 and 1998.............................   6

                 Notes to Consolidated Financial Statements..............   8

  Item 2.   Management's Discussion and Analysis of
              Financial Condition and Results of Operations..............  15

Part II.     OTHER INFORMATION

  Item 1.   Legal Proceedings     .......................................  35

  Item 4.   Submission of Matters to a Vote of Security-Holders..........  36

  Item 6.   Exhibits and Reports on Form 8-K          ...................  36

Signatures...............................................................  37

EXHIBIT INDEX............................................................  38

Exhibits

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                        CONSOLIDATED STATEMENT of INCOME
                                   (Unaudited)
                      (In millions, except per share data)


                                                                                  Three months ended
                                                                         -------------------------------------
                                                                           February 28          February 28
                                                                              1999                 1998
                                                                         ----------------     ----------------

           Revenues
                Principal transactions                                         $  526              $  423
                Investment banking                                                321                 348
                Commissions                                                       146                 117
                Interest and dividends                                          3,581               3,674
                Other                                                              17                  18
                                                                         ----------------     ----------------
                    Total revenues                                              4,591               4,580
           Interest expense                                                     3,473               3,535
                                                                         ----------------     ----------------
                    Net revenues                                                1,118               1,045
                                                                         ----------------     ----------------
           Non-interest expenses
                Compensation and benefits                                         567                 530
                Technology and communications                                      82                  81
                Brokerage and clearance                                            58                  56
                Occupancy                                                          28                  29
                Business development                                               28                  25
                Professional fees                                                  22                  24
                Other                                                              24                  25
                                                                         ----------------     ----------------
                    Total non-interest expenses                                   809                 770
                                                                         ----------------     ----------------
           Income before taxes and dividends on trust  preferred
           securities                                                             309                 275
                Provision for income taxes                                         96                  88
                Dividends on trust preferred securities                             2
                                                                         ----------------     ----------------
           Net income                                                          $  211              $  187
                                                                         ================     ================
           Net income applicable to common stock                               $  198              $  180
                                                                         ================     ================

           Weighted-average shares
                Basic                                                           121.9               120.6
                                                                         ================     ================
                Diluted                                                         125.8               124.8
                                                                         ================     ================
           Earnings per common share
                Basic                                                          $ 1.62              $ 1.49
                                                                         ================     ================
                Diluted                                                        $ 1.57              $ 1.44
                                                                         ================     ================



                 See notes to consolidated financial statements.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                  CONSOLIDATED STATEMENT of FINANCIAL CONDITION
                                   (Unaudited)
                                  (In millions)


                                                                                   February 28            November 30
                                                                                      1999                   1998
                                                                                ------------------     ------------------

ASSETS
Cash and cash equivalents                                                         $    3,670               $   3,055

Cash and securities segregated and on deposit for regulatory  and other
purposes                                                                               1,272                   1,183

Securities and other financial instruments owned:
     Governments and agencies                                                         31,373                  23,000
     Mortgages and mortgage-backed                                                    23,491                  23,458
     Corporate equities                                                               11,438                   8,217
     Corporate debt and other                                                         10,798                  11,160
     Derivatives and other contractual agreements                                      8,997                   9,883
     Certificates of deposit and other money market instruments                        3,362                   1,282
                                                                                ------------------     ------------------
                                                                                      89,459                  77,000
                                                                                ------------------     ------------------

Collateralized short-term agreements:
     Securities purchased under agreements to resell                                  57,424                  42,381
     Securities borrowed                                                              14,858                  16,341

Receivables:
     Broker, dealers and clearing organizations                                        1,894                   2,298
     Customers                                                                         7,319                   7,758
     Others                                                                            1,441                   1,909

Property, equipment and leasehold improvements (net of
accumulated depreciation and amortization of $825 in 1999
and $810 in 1998)
                                                                                         501                     505

Other assets                                                                           1,307                   1,297

Excess of cost over fair value of net assets acquired (net of accumulated
amortization of $123 in 1999 and $120 in 1998)                                           160                     163
                                                                                ------------------     ------------------
     Total Assets                                                                   $179,305                $153,890
                                                                                ==================     ==================



                 See notes to consolidated financial statements.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
            CONSOLIDATED STATEMENT of FINANCIAL CONDITION (Continued)
                                   (Unaudited)
                        (In millions, except share data)


                                                                                             February 28        November 30
                                                                                                1999               1998
                                                                                            --------------    ----------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Commercial paper and short-term debt                                                        $   7,168             $  6,657
Securities and other financial instruments sold but not yet purchased:
     Governments and agencies                                                                  18,696               14,963
     Corporate equities                                                                         5,904                3,828
     Derivatives and other contractual agreements                                               7,598                8,064
     Corporate debt and other                                                                   1,361                1,948
                                                                                            --------------    ----------------
                                                                                               33,559               28,803
                                                                                            --------------    ----------------
Collateralized short-term financings:
     Securities sold under agreements to repurchase                                            84,935               67,730
     Securities loaned                                                                          6,873                3,165
Payables:
     Broker, dealers and clearing organizations                                                 2,020                1,322
     Customers                                                                                  8,245                9,203
Accrued liabilities and other payables                                                          3,823                4,256
Long-term debt:
     Senior notes                                                                              23,263               23,873
     Subordinated indebtedness                                                                  3,455                3,468
                                                                                            --------------    ----------------
         Total liabilities                                                                    173,341              148,477
                                                                                            --------------    ----------------
Commitments and contingencies

Trust preferred securities subject to mandatory redemption                                        325

STOCKHOLDERS' EQUITY
Preferred stock                                                                                   908                 908
Common stock, $0.10 par value; 300,000,000 shares authorized;
  Shares issued: 122,070,747 in 1999 and 121,801,123 in 1998;
  Shares outstanding: 118,977,746 in 1999 and 113,657,877 in 1998                                  12                   12
Additional paid-in capital                                                                      3,451                3,534
Accumulated other comprehensive income (net of tax)                                                10                   15
Retained earnings                                                                               1,299                1,105
Other stockholders' equity, net                                                                   113                  269
Common stock in treasury, at cost: 3,093,001 shares in 1999 and 8,143,246 in 1998                (154)                (430)
                                                                                                              ----------------
                                                                                            --------------
         Total stockholders' equity                                                             5,639                5,413
                                                                                            ==============    ================
         Total liabilities and stockholders' equity                                          $179,305             $153,890
                                                                                            ==============    ================








                 See notes to consolidated financial statements.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                      CONSOLIDATED STATEMENT of CASH FLOWS
                                   (Unaudited)
                                  (In millions)


                                                                                            Three months ended
                                                                                   --------------------------------------
                                                                                     February 28           February 28
                                                                                         1999                 1998
                                                                                   -----------------     ----------------

CASH FLOWS FROM OPERATING ACTIVITES
Net income                                                                          $      211              $    187
Adjustments to reconcile net income to net cash used in
operating activities:
     Depreciation and amortization                                                          24                    22
     Provisions for losses and other reserves                                                9                    11
     Compensation payable in common stock                                                   47                    38
     Other adjustments                                                                      33                   (66)
Net change in:
     Cash and securities segregated                                                        (89)                    5
     Securities and other financial instruments owned                                  (12,459)              (10,193)
     Securities borrowed                                                                 1,483                (5,258)
     Receivables from brokers, dealers and clearing organizations                          404                   436
     Receivables from customers                                                            439                    90
     Securities and other financial instruments sold but not yet
purchased                                                                                4,756                 5,584
     Securities loaned                                                                   3,708                 3,854
     Payables to brokers, dealers and clearing organizations                               698                   324
     Payables to customers                                                                (958)                 (375)
     Accrued liabilities and other payables                                               (417)                 (813)
     Other operating assets and liabilities, net                                           484                   229
                                                                                   -----------------     ----------------

         Net cash used in operating activities                                       $  (1,627)              $(5,925)
                                                                                   -----------------     ----------------






                 See notes to consolidated financial statements.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                CONSOLIDATED STATEMENT of CASH FLOWS (Continued)
                                   (Unaudited)
                                  (In millions)


                                                                                            Three months ended
                                                                                   -------------------------------------
                                                                                     February 28          February 28
                                                                                        1999                 1998
                                                                                   ----------------     ----------------

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from issuance of senior notes                                                 $ 1,222               $4,297
Principal payments of senior notes                                                      (1,845)                (877)
Proceeds from issuance of subordinated indebtedness                                                             300
Net proceeds from commercial paper and short-term debt                                     511                3,676
Resale agreements net of repurchase agreements                                           2,162                  102
Payments for treasury stock purchases                                                      (40)                 (54)
Dividends paid                                                                             (71)                 (65)
Issuances of common stock                                                                    7                   13
Issuances of trust preferred securities, net of issuance costs                             316
                                                                                   ----------------     ----------------
       Net cash provided by financing activities                                         2,262                7,392
                                                                                   ----------------     ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, equipment and leasehold improvements                                (20)                 (15)
                                                                                   ----------------     ----------------
       Net cash used in investing activities                                               (20)                 (15)
                                                                                   ----------------     ----------------
       Net change in cash and cash equivalents                                             615                1,452
                                                                                   ----------------     ----------------
Cash and cash equivalents, beginning of period                                           3,055                1,685
                                                                                   ================     ================
       Cash and cash equivalents, end of period                                         $3,670               $3,137
                                                                                   ================     ================




SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (in millions)

Interest paid totaled $3,491 and $3,418 for the three months ended February 28, 1999 and 1998, respectively. Income taxes paid totaled $26 and $31 for the three months ended February 28, 1999 and 1998, respectively.



                 See notes to consolidated financial statements.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS


1.  Basis of Presentation:

The consolidated financial statements include the accounts of Lehman Brothers Holdings Inc. ("Holdings") and subsidiaries (collectively, the "Company" or "Lehman Brothers"). Lehman Brothers is one of the leading global investment banks serving institutional, corporate, government and high-net- worth individual clients and customers. The Company's worldwide headquarters in New York and regional headquarters in London and Tokyo are complemented by offices in additional locations in North America, Europe, the Middle East, Latin America and the Asia Pacific Region. The Company is engaged primarily in providing financial services. The principal U.S. subsidiary of Holdings is Lehman Brothers Inc. ("LBI"), a registered broker-dealer. All material intercompany accounts and transactions have been eliminated in consolidation. The Company's financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC") with respect to the Form 10-Q and reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Pursuant to such rules and regulations, certain footnote disclosures which are normally required under generally accepted accounting principles have been omitted. It is recommended that these consolidated financial statements be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the twelve months ended November 30, 1998 (the "Form 10-K"). The Consolidated Statement of Financial Condition at November 30, 1998 was derived from the audited financial statements.

The nature of the Company's business is such that the results of any interim period may vary significantly from quarter to quarter and may not be indicative of the results to be expected for the fiscal year. Certain prior period amounts reflect reclassifications to conform to the current period's presentation.

2.  Long-Term Debt:

During the three months ended February 28, 1999, the Company issued $1,222 million of long-term debt (all of which are senior notes). Of the total issuances during the period, $840 million were U.S. dollar fixed rate, $306 million were U.S. dollar floating rate, $54 million were foreign currency denominated fixed rate, and $22 million were foreign currency denominated floating rate.
These issuances were primarily utilized to refinance maturities of long-term debt in 1999.

The Company's floating rate new issuances contain contractual interest rates based primarily on London Interbank Offered Rates ("LIBOR"). All of the Company's fixed rate new issuances were effectively converted to floating rate obligations through the use of interest rate swaps. Of the foreign currency denominated new issuances totaling $76 million, $26 million were effectively swapped to U.S. dollars, with the remainder match funding foreign currency denominated capital needs.

The Company had $1,845 million of long-term debt mature during the three months ended February 28, 1999.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS


3.  Capital Requirements:

The Company operates globally through a network of subsidiaries, with several being subject to regulatory requirements. In the United States, LBI, as a registered broker-dealer, is subject to SEC Rule 15c3-1, the Net Capital Rule, which requires LBI to maintain net capital of not less than the greater of 2% of aggregate debit items arising from customer transactions, as defined, or 4% of funds required to be segregated for customers' regulated commodity accounts, as defined. At February 28, 1999, LBI's regulatory net capital, as defined, of $1,408 million exceeded the minimum requirement by $1,314 million.

Lehman Brothers International (Europe) ("LBIE"), a United Kingdom registered broker-dealer and subsidiary of Holdings, is subject to the capital requirements of the Securities and Futures Authority ("SFA") of the United Kingdom. Financial resources, as defined, must exceed the total financial resources requirement of the SFA. At February 28, 1999, LBIE's financial resources of approximately $1.9 billion exceeded the minimum requirement by approximately $708 million. Lehman Brothers Japan Inc.'s Tokyo branch, a regulated broker-dealer, is subject to the capital requirements of the Japanese Ministry of Finance and, at February 28, 1999, had net capital of approximately $319 million which was approximately $102 million in excess of the specified levels required. Certain other non-U.S. subsidiaries are subject to various securities, commodities and banking regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. At February 28, 1999, these other subsidiaries were in compliance with their applicable local capital adequacy requirements. In addition, the Company's "AAA" rated derivatives subsidiaries, Lehman Brothers Financial Products Inc. ("LBFP") and Lehman Brothers Derivative Products Inc. ("LBDP"), have established certain capital and operating restrictions which are reviewed by various rating agencies. At February 28, 1999, LBFP and LBDP each had capital which exceeded the requirement of the most stringent rating agency by approximately $167 million and $33 million, respectively.

The regulatory rules referred to above, and certain covenants contained in various debt agreements may restrict Holdings' ability to withdraw capital from its regulated subsidiaries, which in turn could limit its ability to pay dividends to shareholders.

4.  Derivative Financial Instruments:

In the normal course of business, the Company enters into derivative transactions to satisfy the needs of its clients and to manage the Company's own exposure to market and credit risk resulting from its trading activities (collectively, "Trading-Related Derivative Activities").

Derivative transactions entered into for Trading-Related Derivative Activities are recorded at market or fair value with realized and unrealized gains and losses recognized currently in Principal transactions in the Consolidated Statement of Income. Market or fair value for trading-related instruments is generally determined by either quoted market prices (for exchange-traded futures and options) or pricing models (for over-the-counter swaps, forwards and options). Pricing models utilize a series of market inputs to determine the present value of future cash flows, with adjustments, as required for

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS

credit risk and liquidity risk. Further valuation adjustments may be recorded, as deemed appropriate for new or complex products or for positions with significant concentrations. These adjustments are integral components of the mark-to-market process. Credit-related valuation adjustments incorporate business and economic conditions, historical experience, concentrations, estimates of expected losses and the character, quality and performance of credit sensitive financial instruments.

Unrealized gains and losses on derivative contracts are recorded on a net basis in the Consolidated Statement of Financial Condition for those transactions with counterparties executed under a legally enforceable master netting agreement and are netted across products when such provisions are stated in the master netting agreement. Listed in the following table is the fair value and average fair value of the Company's Trading-Related Derivative Activities. Average fair values of these instruments were calculated based upon month-end statement of financial condition values, which the Company believes do not vary significantly from the average fair value calculated on a more frequent basis. Variances between average fair values and period-end values are due to changes in the volume of activities in these instruments and changes in the valuation of these instruments due to variations in market and credit conditions.

                                                                                                    Average Fair Value*
                                                                    Fair Value*                       Three Months Ended
                                                                 February 28, 1999                     February 28, 1999
                                                         ---------------------------------- -- ----------------------------------
(in millions)                                               Assets           Liabilities          Assets           Liabilities
-------------------------------------------------------- -------------- -- ---------------- -- -------------- --- ---------------
Interest rate and currency swaps and options
(including caps, collars and floors)                          $4,415             $2,901             $5,199             $3,344
Foreign exchange forward contracts and
    options
                                                               1,413                894              1,677              1,139
Options on other fixed income securities,
mortgage-backed securities forward  contracts and
options                                                          550                475                328                282
Equity contracts (including equity swaps,
warrants and options)                                          2,571              3,311              2,229              3,086
Commodity contracts (including swaps,
forwards and options)                                             48                 17                 57                 19
                                                         --------------    ----------------    --------------     ---------------
         Total                                                $8,997             $7,598             $9,490             $7,870
                                                         --------------    ----------------    --------------     ---------------


                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS



                                                                                                     Average Fair Value*
                                                                    Fair Value*                      Twelve Months Ended
                                                                 November 30, 1998                    November 30, 1998
                                                         ---------------------------------- -- --------------------------------
(in millions)                                               Assets           Liabilities          Assets          Liabilities
-------------------------------------------------------- -------------- -- ---------------- -- -------------- -- --------------
Interest rate and currency swaps and options
(including caps, collars and floors)                          $5,877             $3,240             $5,550            $3,361
Foreign exchange forward contracts and
 options
                                                               1,583              1,367              1,724             1,558
Options on other fixed income securities,
mortgage-backed securities forward  contracts and
 options                                                         224                214                288               264
Equity contracts (including equity swaps,
 warrants and options)                                         2,128              3,167              2,218             2,946
Commodity contracts (including swaps,
 forwards and options)                                            71                 76                147               146
                                                         -------------- -- ---------------- -- -------------- -- --------------
         Total                                                $9,883             $8,064             $9,927            $8,275
                                                         -------------- -- ---------------- -- -------------- -- --------------


* Amounts represent carrying value (exclusive of non-cash collateral) and do not include receivables or payables related to exchange-traded futures contracts.

Assets included in the table above and on the previous page represent the Company's unrealized gains, net of unrealized losses for situations in which the Company has a master netting agreement. Similarly, liabilities represent net amounts owed to counterparties. Therefore, the fair value of assets/liabilities related to derivative contracts at February 28, 1999 represents the Company's net receivable/payable for derivative financial instruments before consideration of collateral. Included within the $8,997 million fair value of assets at February 28, 1999 was $8,365 million related to swaps and other OTC contracts and $632 million related to exchange-traded option and warrant contracts. Included within the $9,883 million fair value of assets at November 30, 1998 was $9,211 million related to swaps and other OTC contracts and $672 million related to exchange-traded option and warrant contracts.

With respect to OTC contracts, including swaps, the Company views its net credit exposure to be $6,195 million at February 28, 1999, representing the fair value of the Company's OTC contracts in an unrealized gain position, after consideration of collateral. Presented below is an analysis of the Company's net credit exposure at February 28, 1999 for OTC contracts based upon actual ratings made by external rating agencies or by equivalent ratings established and utilized by the Company's Credit Risk Management Department.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS




   Counterparty                    S&P/Moody's                     Net Credit
   Risk Rating                     Equivalent                       Exposure
   -----------                     ----------                       --------
        1                            AAA/Aaa                          14%
        2                       AA-/Aa3 or higher                     28%
        3                        A-/A3 or higher                      36%
        4                      BBB-/Baa3 or higher                    15%
        5                       BB-/Ba3 or higher                      5%
        6                        B+/B1 or lower                        2%

The Company is also subject to credit risk related to its exchange-traded derivative contracts. Exchange-traded contracts, including futures and certain options, are transacted directly on the exchange. To protect against the potential for a default, all exchange clearinghouses impose net capital requirements for their membership. Additionally, the exchange clearinghouse requires counterparties to futures contracts to post margin upon the origination of the contract and for any changes in the market value of the contract on a daily basis (certain foreign exchanges provide for settlement within three days). Therefore, the potential for losses from exchange-traded products is limited.

For a further discussion of the Company's derivative related activities, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations - Off-Balance Sheet Financial Instruments and Derivatives" and Notes 1 and 12 to the Consolidated Financial Statements, included in the Form 10-K.

5.  Other Commitments and Contingencies:

In connection with its financing activities, the Company had outstanding commitments under certain lending arrangements of approximately $4.4 billion at February 28, 1999 and $3.7 billion at November 30, 1998. These commitments require borrowers to provide acceptable collateral, as defined in the agreements, when amounts are drawn under the lending facilities. Advances made under the above lending arrangements are typically at variable interest rates and generally provide for over-collateralization based upon the borrowers' creditworthiness.

The Company, through its high yield sales, trading and underwriting activities, makes commitments to extend credit principally to below investment grade borrowers and then sells a significant portion of these commitments through syndication. These commitments, net of syndications and participations, totaled $1.3 billion and $2.0 billion at February 28, 1999 and November 30, 1998, respectively, and are typically secured against the borrower's assets and have

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS



fixed maturity dates. The draw down of these facilities is generally contingent upon certain representations, warranties and contractual conditions of the borrower. Total commitments are not indicative of actual risk or funding requirements as the commitments may not be drawn or fully utilized and the Company will continue to syndicate and/or sell these commitments.

The Company also had lending commitments to high grade borrowers of $1.5 billion and $675 million at February 28, 1999 and November 30, 1998, respectively. These commitments also are typically secured against the borrower's assets, have fixed maturity dates, and are generally contingent upon certain representations, warranties and contractual conditions of the borrower. The Company generally sells a significant portion of these commitments through syndication.

At February 28, 1999 and November 30, 1998, the Company had commitments to invest up to $382 million and $379 million, respectively, in partnerships, which in turn will make direct merchant banking related investments. These commitments will be funded as required through the end of the respective partnerships' investment periods, principally expiring in 2004.

In addition to these specific commitments, the Company had various other commitments of approximately $305 million and $335 million at February 28, 1999 and November 30, 1998, respectively.

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

6.  Incentive Plans:

In the first quarter of 1999, the Company transferred 6.0 million shares of its common stock held in treasury into the RSU Trust. The RSU Trust is included in the Consolidated Statement of Financial Condition as a component of other stockholders' equity. The transfer had no impact on the total stockholders' equity of the Company as the decrease in treasury stock was also offset by a corresponding decrease in additional paid-in capital and other stockholders' equity.

During the quarter ended February 28, 1999, the Company also granted approximately 2.65 million options (the "1999 Options") to senior officers. No compensation expense has been recognized for these stock options as they were issued with an exercise price at the market price of the common stock on the date of the grant.

7. Trust Preferred Securities Subject to Mandatory Redemption:

In January, 1999, the Company and its wholly owned trust, Lehman Brothers Holdings Capital Trust I (the "Trust") issued 13,000,000 8% Preferred Securities, Series I (the "Series I Preferred"). The Trust's sole assets are $325 million of the Company's 8.00% Subordinated Deferrable Interest Debentures due

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS

2048 (the "Subordinated Debentures"). Holders of the Series I Preferred will receive cash distributions at an annual rate of 8%. The Company guarantees payment of such distributions to the holders of Series I Preferred to the extent the Company makes principal and interest payments on the Subordinated Debentures. The Subordinated Debentures are redeemable by the Company in whole or in part on or after March 31, 2004, or upon the occurrence of certain changes in law. The Trust will redeem the Series I Preferred when the Subordinated Debentures are paid at maturity on March 31, 2048. In addition, the Trust must redeem Series I Preferred having an aggregate liquidation preference equal to the aggregate principal amount of Subordinated Debentures redeemed prior to maturity. The redemption price is $25 per share, together with accrued and unpaid dividends.

8.  Earnings Per Common Share:

Earnings per share was calculated as follows (in millions, except for per share data):


                                                          Three Months
                                                              Ended
                                                           February 28
                                                   -----------------------------
                                                     1999                1998
                                                   ------------    -------------
Numerator:
   Net income                                         $211               $187
   Preferred stock dividends                           (13)                (7)
                                                   ============    =============
   Numerator for basic and diluted earnings
   per share - income available to common
   stockholders                                       $198               $180
                                                   ============    =============
Denominator:
Denominator for basic earnings per share -
 weighted-average shares                             121.9              120.6
Effect of dilutive securities:
 Employee stock options                                2.3                2.7
 Restricted stock units                                1.6                1.5
                                                   -----------    --------------
Dilutive potential common shares                       3.9                4.2
                                                   ============    =============
   Denominator for diluted earnings per share
   - adjusted weighted-average shares                125.8              124.8
                                                   ============    =============

Basic earnings per share                             $1.62              $1.49
                                                   ============    =============
Diluted earnings per share                           $1.57              $1.44
                                                   ============    =============

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                       CONDITION and RESULTS of OPERATIONS


Business Environment

The principal business activities of Lehman Brothers Holdings Inc. ("Holdings") and subsidiaries (collectively, the "Company" or "Lehman Brothers") are investment banking and securities trading and sales, which by their nature are subject to volatility, primarily due to changes in interest and foreign exchange rates and security valuations, global economic and political trends and industry competition. Revenues and earnings may vary significantly from quarter to quarter and from year to year. As a result, the Company's businesses are evaluated across market cycles for operating profitability and their contribution to the Company's long-term strategic objectives. The Company strives to minimize the effects of economic downturns through its diversified revenue base, stringent cost controls, global presence, and risk management practices.

Corporate Finance Advisory Corporate Finance Advisory activities continued at near record levels during the first quarter. Industrywide, the volume of announced transactions soared to roughly $900 billion. The quarter also reflected a steady advance of merger and acquisition activity involving European companies. Merger and acquisition activities continued to reflect the trends of consolidation, deregulation and globalization across industry sectors and across borders.

Equity In the first fiscal quarter ended February 1999, U.S. equity markets continued to recover from the lows set in the Fall of 1998 on the heels of the Russian default-induced credit crisis. The major market indices achieved record highs, with the S&P 500 index rising 6.4% in the quarter. Continuing the trend that has been in place for a while, large capitalization companies performed better than smaller capitalization companies. With earnings growth still expected to be relatively weaker in the first calendar quarter, the move in the equity markets was based entirely on improving valuations supported by expectations that inflation and interest rates would continue to remain stable alongside good economic growth.

Volatility in the broader market was counterbalanced by strong investor interest in Technology and Internet stocks. The Nasdaq Composite returned 17.4% while the Dow Jones Industrial Average returned a relatively modest gain of 2.1%. Similarly, the equity new issue market was defined by a focus on the Technology and Internet sectors, which were characterized by unprecedented valuations and returns. Convertible underwriting volume was down substantially from the prior year's fiscal quarter, as issuers outside of the Technology and Internet sectors were reluctant to access the market. Although equity and equity-related underwriting volume increased approximately 27% over the fiscal first quarter of 1998, the number of transactions declined by over 35%, indicating that, on average, transaction size has increased.

Supported by low interest rates, a smooth launch for the euro and fading fears of recession, European stock markets achieved a solid 5% local currency return (FT/S&P Europe) in the three months to February 1999, amidst healthy trading volumes. Far Eastern equities moved broadly upwards over the same period, as the government's program to recapitalize the Japanese banks brought a revival of confidence in that market. However, conditions remained turbulent in Latin America stock markets reflecting the devaluation of the Brazilian real in mid-January.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                       CONDITION and RESULTS of OPERATIONS



Fixed Income Evidence that the U.S. economy was accelerating in the fourth quarter of 1998, combined with the three earlier cuts in Fed funds led to a sharp rise in U.S. bond yields in the first quarter of 1999. U.S. ten-year bond yields rose by approximately 50 basis points to 5.3% and U.S. dollar-denominated spread sectors rallied in January and February. Robust primary markets and soaring equity valuations contributed to an overall positive market sentiment.

The rise in U.S. yields, combined with an unexpected cut in official interest rates in countries in the euro area to 3% on December 4, 1998, stemmed a further fall in European bond yields. Moreover, by early February, growing worries concerning inappropriate structural policies in the euro area, particularly in Germany, combined with a near 4% wage increase in the German manufacturing sector, led to rising euro bond yields and a weaker euro. Ten-year German bond yields rose 35 basis points in a month, but ended the three-month period little changed at approximately 4%. From its creation at the beginning of January, the euro fell in a straight line by approximately 5% against the U.S. dollar to $/euro 1.10; consequently, initial expectations of a strong start to the EMU experiment were revised downward.









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

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                       CONDITION and RESULTS of OPERATIONS




Results of Operations
For the Three Months Ended February 28, 1999 and 1998
-----------------------------------------------------

The Company reported net income of $211 million for the first quarter ended February 28, 1999, representing an increase of 13% from net income of $187 million for the first quarter ended February 28, 1998. Earnings per common share (diluted) increased to $1.57 for the first quarter of 1999 from $1.44 for the first quarter of 1998.

Net revenues increased to $1,118 million for the first quarter of 1999 from $1,045 million for the first quarter of 1998. The increase in net revenues was driven by an overall increase in customer flow activities across most of the fixed income and equity product areas.

Compensation and benefits expense as a percentage of net revenues was 50.7% for both the first quarter of 1999 and 1998, reflecting the sixteenth successive quarter of consistent compensation levels relative to net revenues. Nonpersonnel expenses were $242 million in the first quarter of fiscal 1999, essentially unchanged from the $240 million in the first quarter of fiscal 1998. Increased net revenues and unchanged expense levels led to an increase in the Company's pretax operating margin to 27.6% in the first quarter of fiscal 1999 from 26.3% in the first quarter of fiscal 1998.

In the following table of net revenues, the Company has been segregated into four major business units: corporate finance advisory, equity, fixed income and merchant banking. Net revenues from the Company's market-making and trading activities in equity and fixed income products are recognized as either principal transactions or net interest revenues depending upon the method of financing and/or hedging related to specific inventory positions. The Company evaluates its trading strategies on an overall profitability basis which includes both principal transactions revenues and net interest. Therefore, changes in net interest should not be viewed in isolation but should be viewed in conjunction with revenues from principal transactions. Each business unit represents a grouping of financial activities and products with similar characteristics. These business activities result in revenues that are recognized in multiple revenue categories contained in the Company's Consolidated Statement of Income. Net revenues by business unit contain certain internal allocations, including funding costs, which are centrally managed.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                       CONDITION and RESULTS of OPERATIONS



Three Months Ended February 28, 1999

                                          Principal
                                        Transactions and
                                          Net Interest                           Investment
                                                              Commissions          Banking          Other       Total
-------------------------------------- ------------------- ------------------ ------------------ ------------ -----------
Corporate Finance Advisory                     $  (4)                                $100                      $    96
Equity                                           117              $134                 58             $  5         314
Fixed Income                                     527                 8                151                4         690
Merchant Banking                                  (6)                                  12                            6
Other                                                                4                                   8          12
-------------------------------------- ------------------- ------------------ ------------------ ------------ -----------
                                                $634              $146               $321              $17      $1,118
-------------------------------------- ------------------- ------------------ ------------------ ------------ -----------


Three Months Ended February 28, 1998

                                           Principal
                                        Transactions and
                                          Net Interest                           Investment
                                                              Commissions          Banking         Other       Total
-------------------------------------- ------------------- ------------------ ------------------ ----------- -----------
Corporate Finance Advisory                    $   (3)                               $  96                     $    93
Equity                                           118              $106                 60             $  1        285
Fixed Income                                     450                 7                156                4        617
Merchant Banking                                  (3)                                  36                          33
Other                                                                4                                  13         17
-------------------------------------- ------------------- ------------------ ------------------ ----------- -----------
                                                $562              $117               $348              $18     $1,045
-------------------------------------- ------------------- ------------------ ------------------ ----------- -----------


Corporate Finance Advisory. Corporate finance advisory net revenues, classified in the Consolidated Statement of Income as a component of investment banking revenues, result primarily from fees earned by the Company in its role as strategic advisor to its clients. This role consists of advising clients on mergers and acquisitions, divestitures, leveraged buyouts, financial restructurings, and a variety of cross-border transactions. Net revenues from corporate finance advisory activities were $96 million for the first quarter of 1999, relatively flat versus the $93 million recognized in the first quarter of 1998.

Equity. Equity net revenues reflect equity underwriting, customer flow activities (both institutional and high-net-worth retail), secondary trading and financing activities related to equity products. The Company's equity net revenues increased 10% to $314 million for the first quarter of 1999 from $285 million for the first quarter of 1998. Higher revenues resulted from increased customer flow activity in European cash products and increased revenues from equity arbitrage activities. Investment Banking revenues from underwriting, as a component of equity revenues were relatively flat for the first quarter of 1999 compared to the first quarter of 1998, although underwriting activity picked up significantly in late February 1999.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                       CONDITION and RESULTS of OPERATIONS


Fixed Income. The Company's fixed income net revenues reflect debt underwriting, customer flow activities (both institutional and high-net-worth retail), secondary trading and financing activities related to fixed income products. Fixed income products include dollar- and non-dollar government securities, mortgage- and asset-backed securities, money market products, dollar- and non-dollar corporate debt securities, emerging market securities, municipal securities, financing (global access to debt financing sources including repurchase and reverse repurchase agreements), foreign exchange, and fixed income derivative products. Fixed income net revenues increased 12% to $690 million for the first quarter of 1999 from $617 million for the first quarter of 1998. The increase in the first quarter results over the prior year's quarter reflected improved institutional customer flow activity across most fixed income products and higher origination in the high grade corporate bond sector. The Company benefited from increased contributions across a broad spectrum of products including municipals, high grade corporate bonds, derivatives and governments. Investment banking revenues from underwriting, as a component of fixed income revenues, decreased to $151 million for the first quarter of 1999 from $156 million for the first quarter of 1998 due to decreased underwriting fees in high yield corporates, a market that has been slow to recover from the market volatility in the fourth quarter of 1998.

Merchant Banking. The Company is the general partner for nine active merchant banking partnerships and also invests directly in other merchant banking transactions. Current merchant banking investments include both publicly traded and privately held companies. Merchant banking net revenues represent net unrealized gains and losses from the revaluation of these investments. Such amounts are classified in the Consolidated Statement of Income as a component of investment banking revenues. Merchant banking net revenues also reflect the net interest expense relating to the financing of the Company's investment in the partnerships. Merchant banking net revenues were $6 million for the first quarter of 1999 down from $33 million in the first quarter of 1998. The first quarter of 1998 reflects the realized gain on the sale of a significant portion of a publicly traded investment held by the partnerships.

Non-Interest Expenses. Non-interest expenses were $809 million for the first quarter of 1999 and $770 million for the first quarter of 1998. Compensation and benefits expense as a percentage of net revenues remained unchanged from the prior year quarter at 50.7%. Nonpersonnel expenses were $242 million in the first quarter of 1999 compared to $240 million in the first quarter of 1998, reflecting the Company's continued emphasis on maintaining strict cost controls. Nonpersonnel expenses as a percentage of net revenues decreased in the quarter to 21.7 percent from 23 percent a year ago.

Income Taxes. The Company's income tax provision was $96 million for the first quarter of 1999 compared to $88 million for the first quarter of 1998. The effective tax rate was 31% for the first quarter of 1999 and 32% for the first quarter of 1998. The lower effective tax rate is the result of a more favorable mix of earnings, which reduced state and local taxes, as well as a higher level of tax benefits attributable to income subject to preferential tax treatment.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                       CONDITION and RESULTS of OPERATIONS


Capital Resources, Funding and Liquidity

Balance Sheet. The Company's total assets increased to $179.3 billion at February 28, 1999 from $153.9 billion at November 30, 1998. The Company's adjusted total assets, defined as total assets less the lower of securities purchased under agreements to resell or securities sold under agreements to repurchase was $121.9 billion at February 28, 1999 compared to $111.5 billion at November 30, 1998. The Company believes adjusted total assets is a more effective measure of balance sheet usage when comparing companies in the securities industry. The increase in adjusted total assets reflects an increase in government and agency inventory levels associated with increased flow in these liquid products.

The Company's balance sheet consists primarily of cash and cash equivalents, securities and other financial instruments owned, and collateralized short-term financing agreements. The liquid nature of these assets provides the Company with flexibility in financing and managing its business. The majority of these assets are funded on a secured basis through collateralized short-term financing agreements with the remaining assets being funded through short-term unsecured financing and Total Capital, defined as long-term debt, trust preferred securities and stockholders' equity.

Funding and Capital Policies. The Company's Finance Committee is responsible for establishing and managing the funding and liquidity policies of the Company. These policies include recommendations for capital and balance sheet size as well as the allocation of capital and balance sheet to product areas. Members of the Company's treasury department and business unit financing groups work with the Finance Committee to ensure coordination of global funding efforts and implementation of the funding and liquidity policies. Regional asset and liability committees in the Company's principal funding centers are responsible for implementing funding strategies for their respective regions.

The primary goal of the Company's funding policies is to provide sufficient liquidity and availability of funding sources to meet the needs of the Company's businesses. The key elements of these policies are to:

(1) Maintain a total capital structure that supports the business activities in which the Company is engaged.

(2) Finance the Company's assets, primarily on a secured basis. Together with Total Capital, secured funding provides a stable funding base and enables the Company to minimize its reliance on short-term unsecured debt.

(3) Maintain funding availability in excess of actual utilization and diversify funding through a global investor base which increases liquidity and reduces concentration risk.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                       CONDITION and RESULTS of OPERATIONS


(4) Maintain sufficient financial resources to enable the Company to meet its obligations in periods of financial stress, defined as any event that severely constrains the Company's access to unsecured funding sources.

Total Capital. Total Capital was relatively unchanged at $32.7 billion at February 28, 1999 as compared to $32.8 billion at November 30, 1998. Decreases in long-term debt of $623 million were offset by the issuance of $325 million of Trust Preferred Securities as well as the retention of earnings.

                                     February 28              November 30
(in millions)                           1999                     1998
-------------------------------------------------------------------------------
Long-term Debt

     Senior Notes                      $23,263                    $23,873
     Subordinated Indebtedness           3,455                      3,468
                                     ---------                    -------
                                        26,718                     27,341

Trust Preferred Securities                 325

Stockholders' Equity

     Preferred Equity                      908                        908
     Common Equity                       4,731                      4,505
                                     ---------                    -------
                                         5,639                      5,413
-------------------------------------------------------------------------------
Total Capital                          $32,682                    $32,754
-------------------------------------------------------------------------------

During the first three months of 1999, the Company issued $1.2 billion in long-term debt, which was $0.6 billion less than its maturing debt. Long-term debt decreased to $26.7 billion at February 28, 1999 from $27.3 billion at November 30, 1998, with a weighted-average maturity of 3.6 years at February 28, 1999 and 3.5 years at November 30, 1998.

In January, 1999, the Company and its wholly owned trust, Lehman Brothers Holdings Capital Trust I (the "Trust") issued 13,000,000 8% Preferred Securities, Series I. The Trust's sole assets are $325 million of the Company's 8.00% Subordinated Deferrable Interest Debentures due 2048. Additional information about the Trust Preferred Securities can be found in Note 7 to the Consolidated Financial Statements (Trust Preferred Securities Subject to Mandatory Redemption).

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                       CONDITION and RESULTS of OPERATIONS


In January 1999, the Company announced it was extending its previously announced
7.5 million share buyback program by an additional 2.0 million shares. Also announced in January 1999 was a 20% increase in the Company's dividend to $0.36 per share from $0.30 per share.

Secured Funding. The Company strives to maximize the portion of the Company's balance sheet that is funded on a secured basis. Secured Funding includes cash market securities and other financial instruments sold but not yet purchased, as well as collateralized short-term financings, defined as securities sold under agreements to repurchase ("repos") and securities loaned. Because of their secured nature, OECD government repos and other investment grade types of collateralized borrowings are less credit-sensitive and have historically been a stable financing source irrespective of market conditions. At February 28, 1999 and November 30, 1998, $118 billion and $92 billion, respectively, of the Company's total balance sheet of $179 billion and $154 billion at February 28, 1999 and November 30, 1998, respectively, were financed on a secured basis.

By maximizing its use of secured funding, the Company minimizes its reliance on unsecured funding. As of February 28, 1999 and November 30, 1998, commercial paper and short-term debt outstanding were $7.2 billion and $6.7 billion, respectively. Of these amounts, commercial paper outstanding as of February 28, 1999 and November 30, 1998 was $4.3 billion and $3.6 billion, respectively.

Back-Up Credit Facilities. Holdings maintains a Revolving Credit Agreement (the "Credit Agreement") with a syndicate of banks. Under the terms of the Credit Agreement, the banks have committed to provide up to $2 billion for up to 364 days. Any loans outstanding on the commitment termination date may be extended for up to an additional year at the option of Holdings. The Credit Agreement contains covenants which require, among other things, that the Company maintain specified levels of liquidity and tangible net worth, as defined.

In July 1998, the Company entered into a new $1 billion Committed Securities Repurchase Facility (the "Facility") for LBIE, the Company's major operating entity in Europe. The Facility provides secured multi-currency financing for a broader range of collateral types than LBIE's previous committed secured credit facility. Under the terms of the Facility, the bank group will agree to provide funding for up to one year on a secured basis. Any loans outstanding on the commitment termination date may be extended for up to an additional year at the option of LBIE. The Facility contains covenants which require, among other things, that LBIE maintain specified levels of tangible net worth.

There are no borrowings outstanding under either the Credit Agreement or the Facility. The Company may use the Credit Agreement and the Facility for general corporate purposes from time to time. The Company has maintained compliance with the applicable covenants for both the Credit Agreement and the Facility at all times.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                       CONDITION and RESULTS of OPERATIONS


Financial Leverage

Balance sheet leverage ratios are one measure used to evaluate the capital adequacy of a company. Leverage ratios are commonly calculated using either total assets or adjusted total assets divided by total stockholders' equity and trust preferred securities. The Company believes that the adjusted leverage ratio is a more effective measure of financial risk when comparing companies in the securities industry. The Company's adjusted leverage ratios based on adjusted total assets were 20.4x and 20.6x at February 28, 1999 and November 30, 1998, respectively. The Company's average adjusted leverage ratio was 22.4x and 25.6x for the quarters ended February 28, 1999 and November 30, 1998, respectively. Due to the nature of the Company's sales and trading activities, the overall size of the Company's assets and liabilities fluctuates from time to time and at specific points in time may be higher than the fiscal quarter ends or the quarterly average.

Credit Ratings

The Company, like other companies in the securities industry, relies on external sources to finance a significant portion of its day-to-day operations. The Company's access to and cost of funding is generally dependent upon its short- and long- term debt ratings. As of February 28, 1999 the short- and long-term senior debt ratings of Holdings and LBI were as follows:



                                           Holdings                          LBI
                                     Short-term     Long-term      Short-term       Long-term**
-----------------------------------------------------------------------------------------------------------------------

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



 *   Provisional ratings on shelf registration
 ** Senior/subordinated

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                       CONDITION and RESULTS of OPERATIONS


Other

High Yield Securities and Lending Activities. The Company underwrites, trades, invests and makes markets in high yield corporate debt securities. The Company also syndicates, trades and invests in loans to below investment grade-rated companies. For purposes of this discussion, high yield debt instruments are defined as securities or loans to companies rated BB+ or lower, or equivalent ratings by recognized credit rating agencies, as well as non-rated securities or loans which, in the opinion of management, are non-investment grade. Non-investment grade securities generally involve greater risks than investment grade securities due to the issuer's creditworthiness and the liquidity of the market for such securities. In addition, these issuers have higher levels of indebtedness, resulting in an increased sensitivity to adverse economic conditions. The Company recognizes these risks and aims to reduce market and credit risk through the diversification of its products and counterparties. High yield debt instruments are carried at market value, and unrealized gains or losses for these securities are reflected in the Company's Consolidated Statement of Income. The Company's portfolio of such instruments at February 28, 1999 and November 30, 1998 included long positions with an aggregate market value of approximately $2.7 billion and $2.3 billion, respectively, and short positions with an aggregate market value of approximately $119 million and $217 million, respectively. The Company may, from time to time, mitigate its net exposure to any single issuer through the use of derivatives and other financial instruments.

Additional information about the Company's High Yield Securities and Lending Activities, including related commitments, can be found in Note 5 to the Consolidated Financial Statements (Other Commitments and Contingencies).

Merchant Banking At February 28, 1999, the Company's investment in merchant banking partnerships totaled $254 million and direct investments totaled $185 million. The Company's merchant banking activities include investments in nine partnerships, for which the Company acts as general partner, as well as direct investments. The Company's policy is to carry its investments, including its partnership interests, at fair value based upon the Company's assessment of the underlying investments. Additional information about the Company's merchant banking activities, including related commitments, can be found in Note 5 to the Consolidated Financial Statements (Other Commitments and Contingencies).

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                       CONDITION and RESULTS of OPERATIONS

Risk Management

As a leading global investment banking company, risk is an inherent part of the Company's businesses. Global markets, by their nature, are prone to uncertainty and subject participants to a variety of risks. The Company has developed policies and procedures to identify, measure and monitor each of the risks involved in its trading, brokerage and investment banking activities on a global basis. The principal risks of Lehman Brothers are market, credit, liquidity, legal and operational risks. Risk Management is considered to be of paramount importance. The Company devotes significant resources across all of its worldwide trading operations to the measurement, management and analysis of risk, including investments in personnel and technology.

The Company seeks to reduce risk through the diversification of its businesses, counterparties and activities in geographic regions. The Company accomplishes this objective by allocating the usage of capital to each of its businesses, establishing trading limits for individual products and traders and setting credit limits for individual counterparties, including regional concentrations. The Company seeks to achieve adequate returns from each of its businesses commensurate with the risks that they assume.

Overall risk management policy is established by a Risk Management Committee (the "Committee") comprised of the Chief Executive Officer, the Global Risk Manager, the Chief Financial and Administrative Officer, the Head of Equities, the Head of Fixed Income, the Head of Global Sales and Research and the Co-Heads of Investment Banking. The Committee brings together senior management with the sole intent of discussing risk related issues and provides an effective forum for managing risk at the highest levels within the Company. The Committee meets on a monthly basis, or more frequently if required, to discuss, among other matters, significant market exposures, concentrations of positions (e.g., counterparty, market risk), potential new transactions or positions and risk limit exceptions.

The Global Risk Management Group (the "Group") supports the Committee, is independent of the trading areas and reports directly to the Chief Executive Officer. The Group combines two departments, credit risk management and market risk management, into one unit. This facilitates the analysis of counterparty credit and market risk exposures and leverages personnel and information technology resources in a cost-efficient manner. The Group maintains staff in each of the Company's regional trading centers and has daily contact with trading staff at all levels within the Company. These discussions include a review of trading positions and risk exposures.

Credit Risk Credit risk represents the possibility that a counterparty will be unable to honor its contractual obligations to the Company. Credit risk management is therefore an integral component of the Company's overall risk management framework. The Credit Risk Management Department ("CRM Department") has global responsibility for implementing the Company's overall credit risk management framework.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                       CONDITION and RESULTS of OPERATIONS


The CRM Department manages the credit exposure related to trading activities by giving initial credit approval for counterparties, establishing credit limits by counterparty, country and industry group and by requiring collateral in appropriate circumstances. In addition, the CRM Department strives to ensure that master netting agreements are obtained whenever possible. The CRM Department also considers the duration of transactions in making its credit decisions, along with the potential credit exposure for complex derivative transactions. The CRM Department is responsible for the continuous monitoring and review of counterparty credit exposure and creditworthiness and recommending, where appropriate, credit risk-related valuation adjustments. Credit risk and related valuation adjustments are reviewed periodically to ensure that they remain appropriate in light of market events or the counterparty's financial condition.

Valuation adjustments for credit risk incorporate business and economic conditions, historical experience, concentrations, estimates of expected losses and the character, quality and performance of credit sensitive financial instruments.

Market Risk Market risk represents the potential change in value of a portfolio of financial instruments due to changes in market rates, prices, and volatilities. Market risk management also is an essential component of the Company's overall risk management framework. The Market Risk Management Department ("MRM Department") has global responsibility for implementing the Company's overall market risk management framework. It is responsible for the preparation and dissemination of risk reports, developing and implementing the firmwide Risk Management Guidelines and evaluating adherence to these guidelines. These guidelines provide a framework for risk management decision-making. To that end, the MRM Department identifies and quantifies risk exposures, develops limits, and reports and monitors these risks with respect to the approved limits. The identification of material market risks inherent in positions includes, but is not limited to, interest rate, equity, and foreign exchange risk exposures. In addition to these risks, the MRM Department also evaluates liquidity risks, credit and sovereign concentrations.

The MRM Department utilizes qualitative as well as quantitative information in managing trading risk, believing that a combination of the two approaches results in a more robust and complete approach to the management of trading risk. Quantitative information is developed from a variety of risk methodologies based upon established statistical principles. To ensure high standards of qualitative analysis, the MRM Department has retained seasoned risk managers with the requisite experience and academic and professional credentials.

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

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                       CONDITION and RESULTS of OPERATIONS


The Company participates globally in interest rate, equity, and foreign exchange markets. The Company's Fixed Income division has a broadly diversified market presence in U.S. and foreign government bond trading, emerging market securities, corporate debt (investment and non-investment grade), money market instruments, mortgages and mortgage-backed securities, asset-backed securities, municipal bonds, and interest rate derivatives. The Company's Equities division facilitates domestic and foreign trading in equity instruments, indices, and related derivatives. The Company's foreign exchange businesses are involved in trading currencies on a spot and forward basis as well as through derivative products and contracts.

The Company incurs short-term interest rate risk when facilitating the orderly flow of customer transactions through the maintenance of government and high-grade corporate bond inventories. Market-making in high yield instruments exposes the Company to additional risk due to potential variations in credit spreads. Trading in international markets exposes the Company to spread risk between the term structure of interest rates in differing countries. Mortgage-related securities are subject to prepayment risk and changes in the level of interest rates. Trading in derivatives and structured products exposes the Company to changes in the level and volatility of interest rates. The Company actively manages interest rate risk through the use of interest rate futures, options, swaps, forwards, and offsetting cash market instruments. Inventory holdings, concentrations, and agings are monitored closely and used by management to selectively hedge or liquidate undesirable exposures.

The Company is a significant intermediary in the global equity markets by making markets in U.S. and non-U.S. equity securities, including common stock, convertible debt, exchange-traded and OTC equity options, equity swaps and warrants. These activities expose the Company to market risk as a result of price and volatility changes in its equity inventory. Inventory holdings are also subject to market risk resulting from concentrations, aging and liquidity that may adversely impact market valuation. Equity market risk is actively managed through the use of index futures, exchange-traded and OTC options, swaps and cash instruments. Equity risk exposures are aggregated and reported to management on a regular basis.

The Company enters into foreign exchange transactions in order to facilitate the purchase and sale of non-dollar instruments, including equity and interest rate securities. The Company is exposed to foreign exchange risk on its holdings of non-dollar assets and liabilities. The Company is active in many foreign exchange markets and has exposure to the euro, Japanese yen, British pound, Swiss franc, and Canadian dollar as well as a variety of developed and emerging market currencies. The Company hedges its risk exposures primarily through the use of currency forwards, swaps, futures, and options.

Value at Risk For purposes of Securities and Exchange Commission ("SEC") risk disclosure requirements, the Company has performed an entity-wide value at risk calculation of virtually all of the Company's trading activities. The value at risk calculation measures the potential loss in expected revenues with a 95% confidence level. The methodology incorporates actual trading revenues over a standardized 250-day historical period. A confidence level of 95% implies, on

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                       CONDITION and RESULTS of OPERATIONS

average, that daily trading revenues or losses will exceed daily expected trading revenues by an amount greater than value at risk one out of every 20 trading days.

Average value at risk computed in this manner was $22.9 million and $18.6 million for the periods ended February 28, 1999 and November 30, 1998, respectively. Average value at risk increased in 1999 compared to 1998 because of the lingering effects of the August-October 1998 period of extreme market volatility. Excluding the effects of this volatility, average value at risk for the periods ended February 28, 1999 and November 30, 1998 was relatively unchanged at $16 million.

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

As discussed throughout Management's Discussion and Analysis, the Company seeks to reduce risk through the diversification of its businesses and a focus on customer flow activities. This diversification and focus, combined with the Company's risk management controls and processes, helps mitigate the net revenue volatility inherent in the Company's trading activities. Although historical performance is not necessarily indicative of future performance, the Company believes its focus on business diversification and customer flow activities should continue to help mitigate the volatility of future net trading revenues.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                       CONDITION and RESULTS of OPERATIONS


Impact of EMU

As of January 1, 1999, 11 European countries entered into the European economic and monetary union (the "EMU") and replaced their local currencies with a single currency, the euro. The countries currently in the EMU are: Austria, Belgium, Finland, France, Germany, Ireland, Italy, Luxembourg, the Netherlands, Portugal, and Spain. During a three-year transition period, the national currencies will continue to circulate but only as fixed denominations of the euro. On January 1, 1999, the euro became the predominant currency to settle non-cash transactions previously denominated in the participating national currencies. The Company needed to convert certain of its systems and processes to accommodate this currency change.

To date Lehman has experienced no material post conversion problems, either with internal or external systems. The Company has incurred expenses for the internal technology staff, as well as costs for outside consultants, in order to implement its EMU conversion plan. The total cost of its EMU conversion program was approximately $30 million, of which approximately $23 million was incurred in fiscal 1998 and $7 million was incurred in the first quarter of fiscal 1999.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                       CONDITION and RESULTS of OPERATIONS

Year 2000 Readiness Disclosure

The year 2000 issue originates from computer programs and imbedded chips using two digits rather than four to define the calendar year. Computer programs that have date-sensitive software may recognize a date using "00"as the year 1900 rather than the year 2000.

If not addressed and completed on a timely basis, failure of the Company's computer systems to process year 2000 related data correctly could have a material adverse effect on the Company's operations and financial condition. Failures of this kind could, for example, lead to incomplete or inaccurate accounting, settlement failures, trade processing or recording errors in securities, currencies, commodities or other assets. It could also lead to uncertainty regarding risk, exposures and liquidity. If not addressed, the potential risks to the Company include financial loss, legal liability, interruption of business and regulatory actions.

The Company established a team in 1996 to modify or replace and then test the appropriate software and equipment to ensure that year 2000 issues were addressed. The Company presently believes that, with modifications to existing software and conversions to new software, the year 2000 issue will be resolved for all the Company's own systems worldwide.

In its approach to the year 2000 problem, Lehman Brothers has been guided by a three-step methodology. The steps are:

o         Inventory and Assessment
o         Remediation
o         Testing

Inventory and assessment consisted of initial technical and functional analysis across the Company's applications. Initial analysis identified systems and applications. Each application was then reviewed and classified as highly critical, critical or non-critical. This process is complete.

Remediation is divided into three phases. Applications specified as year 2000 non-compliant have been analyzed to determine business impact and those that have been deemed critical were targeted for remediation. Selected Lehman Brothers mainframe applications were sent to an outside vendor for remediation, while the remaining applications have been repaired internally. Remediation was 99% completed by the end of the first quarter of 1999.

All remediated applications are tested for non-year 2000 functionality to confirm they still run correctly prior to year 2000 testing. At the time of remediation, applications are logged into a change management system to further ensure any additional changes are monitored and re-tested for year 2000 compliance.

Testing for year 2000 compliance has also been organized into three phases. Phase one involves testing individual applications or groups of applications on mainframe or on distributed platforms.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                       CONDITION and RESULTS of OPERATIONS


Consultants were engaged to assist with the testing of distributed applications classified as highly critical. Phase two involves real-time testing across platforms (integration testing). Phase three involves testing applications between firms (external testing).

Each of these phases has been pursued in a worldwide effort coordinated in New York, London and Tokyo where project teams and segregated lab environments have been established.

External testing itself is being performed in three steps. "Point-to-point" testing confirms that application interfaces between the Company and individual services and utilities function correctly. Point-to-point testing began in February 1998. "Beta" testing for a product follows Point-to-point testing and is a dress rehearsal for industrywide testing. Beta testing is only performed in the U.S. Many of the markets are not providing Industrywide testing, but they are providing some amount of end-to-end testing, where data is passed to more than one exchange or utility. Industrywide testing follows beta testing as the final external testing step.

In 1998, the Company participated in two Beta tests in the U.S., for the SIA and for the Futures Industry Association (FIA). The Company has also participated in the SIA Money Market Beta Test, the Mortgage-Backed Securities Clearing Corporation Test, the Participant Trust Company Mortgage Test and the Government Securities Clearing Corporation Test, the SIA Market Data Beta Test. Overseas tests in which the Company has participated include the Central Gilts Office
(CGO) and CREST in the United Kingdom and the Singapore International Monetary Exchange (SIMEX) test in Singapore.

The Company is currently participating in the SIA Industrywide Test. The company is scheduled to participate in the SIA Money Market Test and the Stock Loan Test in May, as well as the SIA Market Data Test in May. The Company has participated in a variety of oversees tests in Hong Kong and Tokyo, with more scheduled in the second quarter. The Company plans to participate in European tests as they are announced. Industrywide testing is currently expected to be completed in the third quarter.

The Company has taken a lead in the industry's efforts to deal with the year 2000 issue by actively participating and in some cases, leading, industrywide testing efforts. Lehman Brothers chairs the Participants' Industrywide Testing Subcommittee of the Securities Industry Association (SIA) which, with partners such as exchanges, depositories, market data vendors and buy-side firms, sets up, refines and coordinates industrywide testing in the United States. Industrywide testing is the forum in which firms within the financial industry test the applications that transfer data between them. These tests started in March 1999.

In addition to its leadership in U.S. testing efforts, through membership in the Executive Committee of Global 2000, a group of international financial firms, the Company is participating in the coordination of global year 2000 readiness in the financial community. The Company is also pursuing separate Point-to-point testing with firms not participating in industrywide testing. Lehman Brothers also serves as a member of the Custody 2000 Working Group whose goal is to assist the financial community in the assessment of year 2000 readiness of custodians in a variety of global markets. The Custody 2000 Working Group will

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                       CONDITION and RESULTS of OPERATIONS

also conduct proxy testing of selected sub-custodians in a number of markets globally.

Year 2000 also affects building and infrastructure systems. The Company is engaged in a global effort to address facilities issues. Critical areas include facilities components such as building management systems, elevators, heating systems, security and fire alarm systems, electrical and other building services. Facilities staff is surveying and testing equipment and components and, with the Third Party Vendor team, is working to ensure that vendors and suppliers are year 2000 ready.

However, even if these changes are successful, the Company remains at risk from year 2000 failures caused by third parties. Externally, the Company is an active participant in the SIA Third Party Vendor Committee. Internally, the Company is evaluating efforts of key counterparties, banks, exchanges, agencies, utilities and suppliers, among others, to assess and remediate their year 2000 issues. As part of this effort, the Third Party Vendor team has inventoried and has sent surveys to vendors whose software and hardware products the Company uses and whose services the Company employs to determine their year 2000 readiness. The team is also testing critical software and hardware products to ensure year 2000 readiness. To date the Company has received information from 95 % of its vendors, including overseas vendors whose year 2000 awareness seems to be less advanced than in the United States.

Examples of problems that could result from the failure by third parties with whom the Company interacts to remediate year 2000 bugs include: (i) in the case of exchanges and clearing agents, funding disruptions, failure to trade in certain markets and settlement failures; (ii) in the case of counterparties and clients, accounting and financial difficulties to those parties that may expose the Company to increased credit risk and lost business; (iii) in the case of vendors, service failures such as power, telecommunications, elevator operations and loss of security access control; (iv) in the case of banks and other lenders, the potential for liquidity stress due to disruptions to funding flows; and, (v) in the case of data providers, inaccurate or out of date information that would impair the Company's ability to perform critical functions such as pricing securities and currencies.

Additionally, general uncertainty regarding the success of remediation may cause many market participants to reduce their market activities temporarily as they address and assess their year 2000 efforts in 1999. This could result in a general reduction in market activities and revenue opportunities in late 1999 and early 2000. Management cannot predict the magnitude of any such reduction or its impact on the Company 's financial results. However, the Company's Risk Management Department has undertaken a comprehensive review of third party and credit risks posed by year 2000. Recognizing the uncertainty of external dependencies, the Company is also preparing a contingency plan that identifies potential problems, actions to minimize the likelihood of them occurring and action plans to be invoked should they occur. These plans will include backup processes that do not rely on computer systems, where appropriate. The contingency plan will be complete by the end of April 1999.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                       CONDITION and RESULTS of OPERATIONS

However, as stated above, there can be no guarantee or assurance that the systems of other companies on which the Company's systems rely will be remediated in a timely manner. This or a failure to remediate by another company or a remediation that is incompatible with the Company's systems could have a material adverse effect on the Company.

The Company has established an internal auditing plan to record results and ensure ongoing compliance of tested applications. It should be noted that efforts focused on addressing EMU have delayed the finalization of internal and industrywide testing in Europe.

The Company's total year 2000 project cost is based on presently available information. The total remaining cost of the year 2000 project is estimated at approximately $38 million, which will be funded through operating cash flow and expensed as incurred over the next one and one-half years. The Company has incurred and expensed approximately $16 million in 1997, $31 million in 1998, and $9 million through February 28, 1999, related to the year 2000 project.

The costs of year 2000 testing, modifications and/or replacements and the date on which the Company plans to complete the project are based on management's best estimates. These estimates were derived using numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors.

Accounting Standards Not Yet Adopted by the Company

In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Accounting Standards ("SFAS") No. 131 "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 is effective for the Company in Fiscal 1999 and establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company will adopt SFAS No. 131 in its 1999 Annual Report.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires all derivatives to be recorded on the balance sheet at fair value. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The expected impact of adoption on the Company's results of operations has not yet been determined, however it is not likely to be material since most of the Company's derivatives are carried at fair value.

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

         Although there can be no assurance as to the ultimate outcome, the Company has denied, or believes it has meritorious defenses and will deny, liability in all significant cases pending against it including the matters described below, and intends to defend vigorously each such case. Although there can be no assurance as to the ultimate outcome, based on information currently available and established reserves, the Company believes that the eventual outcome of the actions against it, including the matters described below, will not, in the aggregate, have a material adverse effect on its business or consolidated financial condition.

     Actions Relating to the Sales and Marketing of Limited Patnerships. (Reported in Holdings' Annual Report on Form 10-K)

     In re Lehman Brothers Limited Partnership Litigation. On March 29, 1999, the Court signed a Stipulation and Order signed by the parties dismissing the action without prejudice.

     Harold Gillet,  et al. v. Goldman Sachs & Co., et al., Yakov Prager, et al.
     v. Goldman Sachs & Co. et al., David Holzman, et al. v. Goldman Sachs & Co., et al. (Reported in Holdings' Annual Report on Form 10-K). Plaintiffs filed a Consolidated Amended Complaint on March 15, 1999.

ITEM 4   Submission of Matters to a Vote of Security - Holders

At the annual meeting of shareholders of the Company held on March 30, 1999, the following matters were submitted to a vote of security-holders:

A) A proposal was submitted for the election of all Class I Directors. The results for the nominees were: Michael L. Ainslie - 108,571,204 votes for, 877,367 votes withheld; John F. Akers - 108,566,333 votes for, 882,238 votes withheld; Richard S. Fuld, Jr. - 108,566,310 votes for, 882,261 votes withheld.

B) A proposal was submitted for the ratification of the Company's selection of Ernst & Young LLP as the Company's independent auditors for the 1999 fiscal year. The results were 108,494,462 votes for, 766,697 against, and 187,412 abstained.



ITEM 6   Exhibits and Reports on Form 8-K

The following exhibits and reports on Form 8-K are filed as part of this Quarterly Report, or where indicated, were heretofore filed and are hereby incorporated by reference:

(a)      Exhibits:

          12.1 Computation in Support of Ratio of Earnings to Fixed Charges

          12.2 Computation in Support of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends

          27   Financial Data Schedule

(b)      Reports on Form 8-K:

         1.    Form 8-K dated January 7, 1999, Item 5 and 7.
         2.    Form 8-K dated January 27, 1999, Item 5 and 7.
         3.    Form 8-K dated March 19, 1999, Item 5 and 7.

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



                                            LEHMAN BROTHERS HOLDINGS INC.
                                            -----------------------------
                                                     (Registrant)








Date:    April 14, 1999                  By:/s/ John Cecil
                                            --------------------------------
                                            Chief Financial and
                                            Administrative Officer
                                            (Principal Financial Officer)

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

Exhibit 12.2 Computation in Support of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends

Exhibit 27       Financial Data Schedule

                                                                   Exhibit 12.1



                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
          COMPUTATION in SUPPORT of RATIO of EARNINGS to FIXED CHARGES
                              (Dollars in millions)
                                   (Unaudited)



                                       For the         For the          For the          For the         For the          For the
                                        Eleven          Twelve           Twelve          Twelve           Twelve           Three
                                    Months Ended      Months Ended     Months Ended    Months Ended     Months Ended    Months Ended
                                     November 30       November 30      November 30      November 30     November 30     February 28
                                        1994               1995            1996            1997             1998            1999
                                    -------------   -------------    -------------   --------------   -------------   -------------
Fixed Charges:
  Interest expense:

     Subordinated indebtedness          $  158         $    206        $    220        $      240       $      245       $     60
     Bank loans and other
borrowings*                              6,294           10,199          10,596            12,770           15,536          3,413
     Interest component of rentals of
     office and equipment                   42               44              34                32               32              8
  Other adjustments**                        4               28              16                 9               15             14
                                      =============   =============    =============   ==============   =============   ============
   TOTAL (A)                            $6,498          $10,477         $10,866           $13,051          $15,828        $ 3,495
                                      =============   =============    =============   ==============   =============   ============

Earnings:
  Pretax income (loss) from
    continuing operations              $   193         $    369        $    637        $      937        $   1,052       $    309
   Fixed charges                         6,498           10,477          10,866            13,051           15,828          3,495
   Other adjustments***                     (4)             (28)            (14)               (8)             (15)           (14)
                                      =============   =============    =============   ==============   =============   ============
   TOTAL (B)                            $6,687          $10,818         $11,489           $13,980          $16,865        $ 3,790
                                      =============   =============    =============   ==============   =============   ============
(B/A)                                     1.03             1.03            1.06              1.07             1.07           1.08




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



                                           For the        For the       For the         For the         For the          For the
                                            Eleven        Twelve         Twelve         Twelve           Twelve           Three
                                            Months     Months Ended   Months Ended   Months Ended     Months Ended       Months
                                            Ended       November 30   November 30     November 30     November 30         Ended
                                         November 30       1995           1996           1997             1998         February 28
                                             1994                                                                         1999
                                         ------------  -------------- -------------  --------------   -------------    ------------
Combined Fixed Charges and
Preferred Dividends:
    Interest expense:
     Subordinated indebtedness             $  158       $    206       $    220      $    240       $      245        $      60
     Bank loans and other
       borrowings*                          6,294         10,199         10,596        12,770           15,536            3,413
     Interest component of rentals of
       office and equipment                    42             44             34            32               32                8
    Other adjustments**                         4             28             16             9               15               14
                                         ------------  -------------- -------------  --------------   -------------    ------------
    Total fixed charges                     6,498         10,477         10,866        13,051           15,828            3,495
    Preferred dividends (tax
       equivalent basis)                       58             64             58           109              124               19
                                         ============  ============== =============  ==============   =============    ============
    TOTAL (A)                              $6,556        $10,541        $10,924       $13,160          $15,952          $ 3,514
                                         ============  ============== =============  ==============   =============    ============

Earnings:
    Pretax income (loss) from
       continuing operations              $   193       $    369       $    637      $    937         $  1,052         $    309
    Fixed charges                           6,498         10,477         10,866        13,051           15,828            3,495
    Other adjustments***                       (4)           (28)           (14)           (8)             (15)             (14)
                                         ============  ============== =============  ==============   =============    ============
    TOTAL (B)                              $6,687        $10,818        $11,489       $13,980          $16,865          $ 3,790
                                         ============  ============== =============  ==============   =============    ============
(B/A)                                        1.02           1.03           1.05          1.06             1.06             1.08



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