Form 10-Q
period 1999-05-31
LEHMAN BROTHERS HOLDINGS INC
filed 1999-07-15
CIK 806085

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


               [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 31, 1999

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ______

As of June 30, 1999, 119,862,748 shares of the Registrant's Common Stock, par value $.10 per share, were outstanding.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES

                                    FORM 10-Q

                       FOR THE QUARTER ENDED MAY 31, 1999

                                      INDEX


Part I.       FINANCIAL INFORMATION                                   Page
                                                                     Number

 Item 1.    Financial Statements - (unaudited)

                 Consolidated Statement of Income -
                 Three and Six Months Ended
                 May 31, 1999 and 1998 ................................ 3

                 Consolidated Statement of Financial Condition -
                 May 31, 1999 and November 30, 1998 ................... 5

                 Consolidated Statement of Cash Flows -
                 Six Months Ended
                 May 31, 1999 and 1998................................. 7

                 Notes to Consolidated Financial Statements............ 9

 Item 2.    Management's Discussion and Analysis of
              Financial Condition and Results of Operations............ 16

Part II.      OTHER INFORMATION

 Item 1.    Legal Proceedings     ..................................... 38

 Item 6.    Exhibits and Reports on Form 8-K          ................. 40

Signatures............................................................. 41

EXHIBIT INDEX       ................................................... 42

Exhibits

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                        CONSOLIDATED STATEMENT of INCOME
                                   (Unaudited)
                                  (In millions)


                                                        Three months ended
                                                  -----------------------------
                                                  May 31               May 31
                                                   1999                 1998
                                                  ------------     ------------

Revenues
     Principal transactions                         $  663              $  588
     Investment banking                                467                 495
     Commissions                                       168                 124
     Interest and dividends                          3,627               4,307
     Other                                               7                  40
                                                  ------------     ------------
         Total revenues                              4,932               5,554
Interest expense                                     3,477               4,081
                                                  ------------     ------------
         Net revenues                                1,455               1,473
                                                  ------------     ------------
Non-interest expenses
     Compensation and benefits                         738                 747
     Technology and communications                      81                  79
     Brokerage and clearance                            61                  63
     Business development                               30                  29
     Occupancy                                          28                  28
     Professional fees                                  28                  25
     Other                                              23                  26
                                                  ------------     ------------
         Total non-interest expenses                   989                 997
                                                  ------------     ------------
Income before taxes and dividends on trust
preferred ecurities                                    466                 476
     Provision for income taxes                        126                 152
     Dividends on trust preferred securities            10
                                                  ------------     ------------
Net income                                          $  330              $  324
                                                  ============     ============
Net income applicable to common stock               $  268              $  268
                                                  ============     ============



Earnings per common share
     Basic                                            $2.19              $2.22
                                                  ============     ============
     Diluted                                          $2.09              $2.12
                                                  ============     ============





                 See notes to consolidated financial statements.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                        CONSOLIDATED STATEMENT of INCOME
                                   (Unaudited)
                                  (In millions)


                                                        Six months ended
                                                 -----------------------------
                                                  May 31          May 31
                                                   1999            1998
                                                 ------------- ---------------

Revenues
     Principal transactions                       $  1,189       $  1,011
     Investment banking                                788            843
     Commissions                                       314            241
     Interest and dividends                          7,208          7,981
     Other                                              24             58
                                                 ------------- ---------------
         Total revenues                              9,523         10,134
Interest expense                                     6,950          7,616
                                                 ------------- ---------------
         Net revenues                                2,573          2,518
                                                 ------------- ---------------
Non-interest expenses
     Compensation and benefits                       1,305          1,277
     Technology and communications                     163            160
     Brokerage and clearance                           119            120
     Business development                               58             53
     Occupancy                                          56             58
     Professional fees                                  50             49
     Other                                              47             50
                                                 ------------- ---------------
         Total non-interest expenses                 1,798          1,767
                                                 ------------- ---------------
Income before taxes and dividends on trust
preferred securities                                   775            751
     Provision for income taxes                        222            240
     Dividends on trust preferred securities            13
                                                 ------------- ---------------
Net income                                         $   540        $   511
                                                 ============= ===============
Net income applicable to common stock              $   466        $   448
                                                 ============= ===============



Earnings per common share
     Basic                                            $3.82         $3.71
                                                 ============= ===============
     Diluted                                          $3.66         $3.57
                                                 ============= ===============





                 See notes to consolidated financial statements.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                  CONSOLIDATED STATEMENT of FINANCIAL CONDITION
                                   (Unaudited)
                                  (In millions)


                                                                                     May 31               November 30
                                                                                      1999                   1998
                                                                                ------------------     ------------------

ASSETS
Cash and cash equivalents                                                         $    4,005               $   3,055

Cash and securities segregated and on deposit for regulatory  and other
purposes                                                                                 915                   1,183

Securities and other financial instruments owned:
     Governments and agencies                                                         30,671                  23,000
     Mortgages and mortgage-backed                                                    21,348                  23,458
     Corporate equities                                                               12,418                   8,217
     Corporate debt and other                                                         10,998                  11,160
     Derivatives and other contractual agreements                                      8,955                   9,883
     Certificates of deposit and other money market instruments                        2,484                   1,282
                                                                                ------------------     ------------------
                                                                                      86,874                  77,000
                                                                                ------------------     ------------------

Collateralized short-term agreements:
     Securities purchased under agreements to resell                                  62,721                  42,381
     Securities borrowed                                                              22,315                  16,341

Receivables:
     Broker, dealers and clearing organizations                                        2,981                   2,298
     Customers                                                                         8,463                   7,758
     Others                                                                            1,429                   1,909

Property, equipment and leasehold improvements (net of        accumulated
depreciation and amortization of $846 in 1999        and $810 in 1998)
                                                                                         493                     505

Other assets                                                                           1,214                   1,297

Excess of cost over fair value of net assets acquired (net of accumulated
amortization of $125 in 1999 and $120 in 1998)                                           133                     163
                                                                                ------------------     ------------------
     Total Assets                                                                   $191,543                $153,890
                                                                                ==================     ==================




                 See notes to consolidated financial statements.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
            CONSOLIDATED STATEMENT of FINANCIAL CONDITION (Continued)
                                   (Unaudited)
                        (In millions, except share data)


                                                                                               May 31           November 30
                                                                                                1999               1998
                                                                                            --------------    ----------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Commercial paper and short-term debt                                                        $   7,166             $  6,657
Securities and other financial instruments sold but not yet purchased:
     Governments and agencies                                                                  21,496               14,963
     Corporate equities                                                                        10,407                3,828
     Derivatives and other contractual agreements                                               7,636                8,064
     Corporate debt and other                                                                   1,655                1,948
                                                                                            --------------    ----------------
                                                                                               41,194               28,803
                                                                                            --------------    ----------------
Collateralized short-term financings:
     Securities sold under agreements to repurchase                                            90,699               67,730
     Securities loaned                                                                          5,384                3,165
Payables:
     Broker, dealers and clearing organizations                                                 1,514                1,322
     Customers                                                                                  6,679                9,203
Accrued liabilities and other payables                                                          3,992                4,256
Long-term debt:
     Senior notes                                                                              25,185               23,873
     Subordinated indebtedness                                                                  3,277                3,468
                                                                                            --------------    ----------------
         Total liabilities                                                                    185,090              148,477
                                                                                            --------------    ----------------

Commitments and contingencies

Trust preferred securities subject to mandatory redemption                                        710

STOCKHOLDERS' EQUITY
Preferred stock                                                                                   808                 908
Common stock, $0.10 par value; 300,000,000 shares authorized;
  Shares issued: 122,180,136 in 1999 and 121,801,123 in 1998;
  Shares outstanding: 119,700,830 in 1999 and 113,657,877 in 1998                                  12                   12
Additional paid-in capital                                                                      3,431                3,534
Accumulated other comprehensive income (net of tax)                                                13                   15
Retained earnings                                                                               1,550                1,105
Other stockholders' equity, net                                                                    56                  269
Common stock in treasury, at cost: 2,479,306 shares in 1999 and 8,143,246 in 1998                (127)                (430)
                                                                                                              ----------------
                                                                                            --------------
         Total stockholders' equity                                                             5,743                5,413
                                                                                            ==============    ================
         Total liabilities and stockholders' equity                                          $191,543             $153,890
                                                                                            ==============    ================






                 See notes to consolidated financial statements.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                      CONSOLIDATED STATEMENT of CASH FLOWS
                                   (Unaudited)
                                  (In millions)




                                                                                        May 31               May 31
                                                                                         1999                 1998
                                                                                   -----------------     ----------------

CASH FLOWS FROM OPERATING ACTIVITES
Net income                                                                          $      540              $    511
Adjustments to reconcile net income to net cash used in
operating activities:
     Depreciation and amortization                                                          48                    44
     Provisions for losses and other reserves                                               18                    22
     Compensation payable in common stock                                                   98                    78
     Other adjustments                                                                       4                   (48)
Net change in:
     Cash and securities segregated                                                        268                  (146)
     Securities and other financial instruments owned                                   (9,874)              (12,903)
     Securities borrowed                                                                (5,974)               (6,556)
     Receivables from brokers, dealers and clearing organizations                         (683)                  (13)
     Receivables from customers                                                           (705)                1,297
     Securities and other financial instruments sold but not yet
purchased                                                                               12,391                 7,284
     Securities loaned                                                                   2,219                  (219)
     Payables to brokers, dealers and clearing organizations                               192                 1,131
     Payables to customers                                                              (2,524)                  642
     Accrued liabilities and other payables                                               (282)                  269
     Other operating assets and liabilities, net                                           325                  (171)
                                                                                   -----------------     ----------------

         Net cash used in operating activities                                         $(3,939)              $(8,778)
                                                                                   -----------------     ----------------







                 See notes to consolidated financial statements.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                CONSOLIDATED STATEMENT of CASH FLOWS (Continued)
                                   (Unaudited)
                                  (In millions)


                                                                                             Six months ended
                                                                                   -------------------------------------
                                                                                       May 31               May 31
                                                                                        1999                 1998
                                                                                   ----------------     ----------------

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from issuance of senior notes                                                 $ 5,295              $ 7,566
Principal payments of senior notes                                                      (3,686)              (1,534)
Proceeds from issuance of subordinated indebtedness                                                             600
Principal payments of subordinated indebtedness                                           (179)
Net proceeds from commercial paper and short-term debt                                     509                3,330
Resale agreements net of repurchase agreements                                           2,629                2,387
Payments for treasury stock purchases                                                     (146)                (187)
Dividends paid                                                                             (96)                 (78)
Issuances of common stock                                                                    9                   21
(Redemption) Issuance of preferred stock                                                  (100)                 250
Issuances of trust preferred securities, net of issuance costs                             690
                                                                                   ----------------     ----------------
       Net cash provided by financing activities                                         4,925               12,355
                                                                                   ----------------     ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, equipment and leasehold improvements                                (36)                 (37)
                                                                                   ----------------     ----------------
       Net cash used in investing activities                                               (36)                 (37)
                                                                                   ----------------     ----------------
       Net change in cash and cash equivalents                                             950                3,540
                                                                                   ----------------     ----------------
Cash and cash equivalents, beginning of period                                           3,055                1,685
                                                                                   ================     ================
       Cash and cash equivalents, end of period                                        $ 4,005              $ 5,225
                                                                                   ================     ================



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (in millions)

Interest paid totaled $6,984 and $7,063 for the six months ended May 31, 1999 and 1998, respectively. Income taxes (received)/paid totaled ($132) and $207 for the six months ended May 31, 1999 and 1998, respectively.




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

2.  Long-Term Debt:

During the six months ended May 31, 1999, the Company issued $5,295 million of long-term debt (all of which were senior notes). Of the total issuances during the period, $2,760 million were U.S. dollar fixed rate, $1,306 million were U.S. dollar-floating rate, $1,207 million were foreign currency denominated fixed rate, and $22 million were foreign currency denominated floating rate. These issuances were primarily utilized to refinance maturities of long-term debt in 1999 and to increase total capital (stockholders' equity, long-term debt and trust preferred securities).

The Company's floating rate new issuances contain contractual interest rates based primarily on London Interbank Offered Rates ("LIBOR"). All of the Company's fixed rate new issuances were effectively converted to floating rate obligations through the use of interest rate swaps. Of the foreign currency denominated new issuances totaling $1,229 million, $615 million were effectively swapped to U.S. dollars, with the remainder match funding foreign currency denominated capital needs.

The Company had $3,865 million of long-term debt mature during the six months ended May 31, 1999.

              LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS


3.  Capital Requirements:

The Company operates globally through a network of subsidiaries, with several being subject to regulatory requirements. In the United States, LBI, as a registered broker-dealer, is subject to SEC Rule 15c3-1, the Net Capital Rule, which requires LBI to maintain net capital of not less than the greater of 2% of aggregate debit items arising from customer transactions, as defined, or 4% of funds required to be segregated for customers' regulated commodity accounts, as defined. At May 31, 1999, LBI's regulatory net capital, as defined, of $1,247 million exceeded the minimum requirement by $1,149 million.

Lehman Brothers International (Europe) ("LBIE"), a United Kingdom registered broker-dealer and subsidiary of Holdings, is subject to the capital requirements of the Securities and Futures Authority ("SFA") of the United Kingdom. Financial resources, as defined, must exceed the total financial resources requirement of the SFA. At May 31, 1999, LBIE's financial resources of approximately $1.8 billion exceeded the minimum requirement by approximately $546 million. Lehman Brothers Japan Inc.'s Tokyo branch, a regulated broker-dealer, is subject to the capital requirements of the Japanese Ministry of Finance and, at May 31, 1999, had net capital of approximately $322 million which was approximately $47 million in excess of the specified levels required. Certain other non-U.S. subsidiaries are subject to various securities, commodities and banking regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. At May 31, 1999, these other subsidiaries were in compliance with their applicable local capital adequacy requirements. In addition, the Company's "AAA" rated derivatives subsidiaries, Lehman Brothers Financial Products Inc. ("LBFP") and Lehman Brothers Derivative Products Inc. ("LBDP"), have established certain capital and operating restrictions which are reviewed by various rating agencies. At May 31, 1999, LBFP and LBDP each had capital which exceeded the requirement of the most stringent rating agency by approximately $137 million and $30 million, respectively.

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

              LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS



Pricing models utilize a series of market inputs to determine the present value of future cash flows, with adjustments, as required for credit risk and liquidity risk. Further valuation adjustments may be recorded, as deemed appropriate for new or complex products or for positions with significant concentrations. These adjustments are integral components of the mark-to-market process. Credit-related valuation adjustments incorporate business and economic conditions, historical experience, concentrations, estimates of expected losses and the character, quality and performance of credit sensitive financial instruments.

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

                                                                                                    Average Fair Value*
                                                                   Fair Value*                        Six Months Ended
                                                                   May 31, 1999                         May 31, 1999
                                                         --------------------------------- -- ---------------------------------
(in millions)                                               Assets          Liabilities          Assets           Liabilities
-------------------------------------------------------- -------------- -- --------------- -- -------------- --- --------------
Interest rate and currency swaps and options
(including caps, collars and floors)                          $3,655             $2,719            $4,510             $2,974
Foreign exchange forward contracts and
options                                                        1,143              1,420             1,401              1,237
Options on other fixed income securities,
mortgage-backed securities forward  contracts and
options                                                          453                412               317                293
Equity contracts (including equity swaps,
warrants and options)                                          3,698              3,084             2,494              3,188
Commodity contracts (including swaps,
forwards and options)                                              6                  1                33                 12
                                                         -------------- -- --------------- -- -------------- --- --------------
         Total                                                $8,955             $7,636            $8,755             $7,704
                                                         -------------- -- --------------- -- -------------- --- --------------


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

Assets included in the table above and on the previous page represent the Company's unrealized gains, net of unrealized losses for situations in which the Company has a master netting agreement. Similarly, liabilities represent net amounts owed to counterparties. Therefore, the fair value of assets/liabilities related to derivative contracts at May 31, 1999 represents the Company's net receivable/payable for derivative financial instruments before consideration of collateral. Included within the $8,955 million fair value of assets at May 31, 1999 was $8,065 million related to swaps and other OTC contracts and $890 million related to exchange-traded option and warrant contracts. Included within the $9,883 million fair value of assets at November 30, 1998 was $9,211 million related to swaps and other OTC contracts and $672 million related to exchange-traded option and warrant contracts.

With respect to OTC contracts, including swaps, the Company views its net credit exposure to be $5,245 million at May 31, 1999, representing the fair value of the Company's OTC contracts in an unrealized gain position, after consideration of collateral. Presented below is an analysis of the Company's net credit exposure at May 31, 1999 for OTC contracts based upon actual ratings made by external rating agencies or by equivalent ratings established and utilized by the Company's Credit Risk Management Department.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS



Counterparty                  S&P/Moody's                    Net Credit
Risk Rating                   Equivalent                      Exposure
-----------                   ----------                      --------
     1                          AAA/Aaa                         11%
     2                     AA-/Aa3 or higher                    32%
     3                      A-/A3 or higher                     33%
     4                    BBB-/Baa3 or higher                   20%
     5                     BB-/Ba3 or higher                     2%
     6                      B+/B1 or lower                       2%

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

5.  Other Commitments and Contingencies:

In connection with its financing activities, the Company had outstanding commitments under certain lending arrangements of approximately $4.1 billion at May 31, 1999 and $3.7 billion at November 30, 1998. These commitments require borrowers to provide acceptable collateral, as defined in the agreements, when amounts are drawn under the lending facilities. Advances made under the above lending arrangements are typically at variable interest rates and generally provide for over-collateralization based upon the borrowers' creditworthiness.

The Company, through its high yield sales, trading and underwriting activities, makes commitments to extend credit principally to below investment grade borrowers and then sells a significant portion of these commitments through syndication. These commitments, net of syndications and participations, totaled $1.7 billion and $2.0 billion at May 31, 1999 and November 30, 1998, respectively, and are typically secured against the borrower's assets and have fixed maturity dates. The draw down of these facilities is generally contingent upon certain representations, warranties and contractual conditions of the borrower. Total commitments are not indicative of actual risk or funding requirements as the commitments may not be drawn or fully utilized and the Company will continue to syndicate and/or sell these commitments.

The Company also had lending commitments to high-grade borrowers of $1.1 billion and $675 million at May 31, 1999 and November 30, 1998, respectively. These commitments also are

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS

typically secured against the borrower's assets, have fixed maturity dates, and are generally contingent upon certain representations, warranties and contractual conditions of the borrower. The company generally sells a significant portion of these commitments through syndication

At May 31, 1999 and November 30, 1998, the Company had commitments to invest up to $526 million and $379 million, respectively, directly and through partnerships, which in turn will make merchant banking and venture capital related investments. These commitments will be funded as required through the end of the respective investment periods, principally expiring in 2004.

In addition to these specific commitments, the Company had various other commitments of approximately $330 million and $335 million at May 31, 1999 and November 30, 1998, respectively.

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

6.  Incentive Plans:

In the second quarter of 1999, the Company transferred 2.4 million shares of its common stock held in treasury into the RSU Trust. The RSU Trust is included in the Consolidated Statement of Financial Condition as a component of other stockholders' equity. The transfer had no impact on the total stockholders' equity of the Company as the decrease in treasury stock was also offset by a corresponding decrease in additional paid-in capital and other stockholders' equity.

In May 1999, the Company granted to senior officers options to acquire 5.175 million shares of its common stock that expire in five years. No compensation expense has been recognized for these stock options as they were granted with an exercise price at the market price of the common stock on the date of the grant.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS


7. Trust Preferred Securities Subject to Mandatory Redemption:

In April 1999, the Company's wholly owned trust, Lehman Brothers Holdings Capital Trust II ("Trust II") issued 15,400,000 7.875% Preferred Securities, Series J (the "Series J Preferred"). Trust II's sole assets are $385 million of the Company's 7.875% Subordinated Deferrable Interest Debentures due 2048 (the "Trust II Subordinated Debentures"). Holders of the Series J Preferred will receive a cash distribution at an annual rate of 7.875%. The Company guarantees payment of such distribution to the holders of Series J Preferred to the extent the Company makes principal and interest payments on the Trust II Subordinated Debentures. The Trust II Subordinated Debentures are redeemable by the Company in whole or in part on or after June 30, 2004 or upon the occurrence of certain changes in law. Trust II will redeem the Series J Preferred when the Trust II Subordinated Debentures are paid at maturity on June 30, 2048. In addition, Trust II must redeem Series J Preferred having an aggregate liquidation preference equal to the aggregate principal amount of Trust II Subordinated Debentures redeemed prior to maturity. The redemption price on the securities is $25 per share, together with accrued and unpaid dividends.

8.  Earnings Per Common Share:

Earnings per share was calculated as follows (in millions, except for per share data):


                                                              Three Months                         Six Months
                                                                  Ended                               Ended
                                                                 May 31                              May 31
                                                     --------------------------------    --------------------------------
                                                         1999              1998              1999              1998
                                                     --------------    --------------    --------------    --------------
Numerator:
   Net income                                             $330               $324              $540              $511
   Preferred stock dividends                               (62)               (56)              (74)              (63)
                                                     --------------    --------------    --------------    --------------
   Numerator for basic earnings per share -
    income available to common stockholders               $268               $268              $466              $448
   Convertible preferred stock dividends                     4                                   10
                                                     --------------    --------------    --------------    --------------
   Numerator for diluted earnings per share-income
available to common stock holders (adjusted for
assumed conversion of  preferred stock)                   $272               $268              $476              $448
                                                     ==============    ==============    ==============    ==============
Denominator:
Denominator for basic earnings per share -
weighted-average shares                                  122.2              120.6             122.1             120.6
Effect of dilutive securities:
   Employee stock options                                  3.1                3.4               2.7               3.0
   Restricted stock units                                  2.2                2.3               1.9               2.0
   Preferred shares assumed converted
    into common                                            2.9                                  3.3
                                                     --------------    --------------    --------------    --------------

Dilutive potential common shares                           8.2                5.7               7.9               5.0
                                                       ==============    ==============   ==============   ==============
   Denominator for diluted earnings per share
    - adjusted weighted-average shares                   130.4              126.3             130.0             125.6
                                                     ==============    ==============    ==============    ==============

Basic earnings per share                                 $2.19             $2.22             $3.82             $3.71
                                                                                                           ==============
                                                     ==============    ==============    ==============
Diluted earnings per share                               $2.09             $2.12             $3.66             $3.57
                                                     ==============    ==============    ==============    ==============


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

Increasing evidence that the U.S. economic growth remained very strong led to a sharp rise in U.S. bond yields in early 1999. Gross domestic product growth of 6% in the fourth quarter of 1998 was followed by growth of 4.1% in the first quarter of 1999. While wage and price inflation remained low, a larger-than expected rise in core inflation in May and the shift in bias by the Federal Reserve to tighten interest rates, led to a further sell-off in the U.S. bond market and a general widening in credit spreads. As a result, U.S. ten-year bond yields rose by approximately one percentage point to 5.6% over the six months ended May 1999. Nevertheless, interest rates still remained in a relatively low historical range.

Initially, the U.S. equity markets responded positively to stronger-than expected growth: by late April the S&P 500 had risen 15% to around 1350. Assessing that the global financial crisis had subsided considerably and that global growth was on a firmer footing, performance broadened with smaller capitalization and cyclical industry stocks outperforming the overall market beginning in April. Reflecting good local and global growth, earnings for the first calendar quarter were significantly ahead of expectations. However, a further rise in U.S. bond yields in May and the heightened concerns that the Federal Reserve would soon raise interest rates led to a decline through May, with the S&P ending the month at around 1300.

Unlike conditions in the U.S., European growth weakened sharply in late 1998 as consumer demand failed to offset the effects of a growing trade inbalance. In the euro-area, official interest rates were cut in December and the European
Central Bank's key repo rate was cut by a further 50 basis points in early April. For several months, European bond yields remained within a narrow trading range, but by May, the rise in U.S. Treasury yields, combined with signs of stronger European growth, led to a rise in yields.

From its creation at the beginning of January, the euro fell in a straight line by a little over 10% against the U.S. dollar to $/euro 1.04 by the end of May. Previous expectations of a positive start to the EMU experiment were disappointed. The main reasons for the decline appear to have been the very different cyclical positions of the U.S. and European economies, as well as fears that Europe was not dealing adequately with its structural and fiscal problems.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                       CONDITION and RESULTS of OPERATIONS


European equity markets followed the rise in the U.S. through the end of March, with increases of 10% to 20% in local currency terms. However, unlike the U.S., most markets held on to these gains in April and May, although they did not advance further. Supportive factors were the further cut in interest rates in April, signs of a long-awaited recovery in growth and the weakness of the euro. Far Eastern markets significantly outperformed the U.S. and European markets over the period, supported by progress on recapitalizing the Japanese banks and increasing signs of economic recovery across the rest of the region.

On June 30, 1999, the Federal Reserve, as expected, raised the Federal funds rate by 25 basis points to 5.0% and announced a change in its bias to a neutral stance. These actions served to calm the U.S. markets and produced rallies in both the U.S. debt and equity markets.

Corporate Finance Advisory activities continued at near record levels during the first half of 1999. Industrywide, the volume of announced transactions soared to roughly $1.5 trillion. The first six months of 1999 also reflected a steady advance of merger and acquisition activity involving European companies and cross-border mergers and acquisitions. Merger and acquisition activities continued to reflect the trends of consolidation, deregulation and globalization across industry sectors and across borders.

















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

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                       CONDITION and RESULTS of OPERATIONS




Results of Operations
For the Three Months Ended May 31, 1999 and 1998

The Company reported net income of $330 million for the second quarter ended May 31, 1999, representing an increase of 2% from net income of $324 million for the second quarter ended May 31, 1998. Earnings per common share (diluted) decreased to $2.09 for the second quarter of 1999 from $2.12 for the second quarter of 1998. Included in the 1999 and 1998 earnings per share computation was the recognition of $50 million in dividends on the Company's Redeemable Voting Preferred Stock. American Express Company and Nippon Life Insurance Company are entitled to receive an annual non-cumulative preferred dividend equal to 50 percent of the amount by which the company's net income for the full fiscal year exceeds $400 million, up to a maximum of $50 million per year, through 2002.

Net revenues decreased slightly to $1,455 million for the second quarter of 1999 from $1,473 million for the second quarter of 1998. Revenues were well balanced across all of the Company's major businesses in the current quarter versus the prior year's quarter, when net revenue included the impact of several sizable high yield origination transactions. Consistent with the Company's strategy to grow higher margin businesses and diversify its revenue base, a greater proportion of revenues were generated in the combined businesses of equities, which experienced a record quarter, and investment banking.

Compensation and benefits expense as a percentage of net revenues was 50.7% for both the second quarter of 1999 and 1998, reflecting the seventeenth successive quarter of consistent compensation levels relative to net revenues. Nonpersonnel expenses were $251 million in the second quarter of fiscal 1999, essentially unchanged from the $250 million in the second quarter of fiscal 1998. The pretax operating margin of 32% remained relatively unchanged compared to the second quarter of 1998.

In the following table of net revenues, the Company has been segregated into four major business units: equity, corporate finance advisory, fixed income and merchant banking. Net revenues from the Company's market-making and trading activities in equity and fixed income products are recognized as either principal transactions or net interest revenues depending upon the method of financing and/or hedging related to specific inventory positions. The Company evaluates its trading strategies on an overall profitability basis which includes both principal transactions revenues and net interest. Therefore, changes in net interest should not be viewed in isolation but should be viewed in conjunction with revenues from principal transactions. Each business unit represents a grouping of financial activities and products with similar characteristics. These business activities result in revenues that are recognized in multiple revenue categories contained in the Company's Consolidated Statement of Income. Net revenues by business unit contain certain internal allocations, including funding costs, which are centrally managed.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                       CONDITION and RESULTS of OPERATIONS


Three Months Ended May 31, 1999

                                           Principal
                                        Transactions and
                                          Net Interest                           Investment
                                                              Commissions          Banking          Other       Total
-------------------------------------- ------------------- ------------------ ------------------ ------------ -----------
Equity                                          $327              $155               $122              $ 1      $  605
Corporate Finance Advisory                        (4)                                 132                          128
Fixed Income                                     494                 9                171                3         677
Merchant Banking                                  (5)                                  42                           37
Other                                              1                 4                                   3           8
-------------------------------------- ------------------- ------------------ ------------------ ------------ -----------
                                                $813              $168               $467              $ 7      $1,455
-------------------------------------- ------------------- ------------------ ------------------ ------------ -----------




Three Months Ended May 31, 1998

                                           Principal
                                        Transactions and
                                          Net Interest                           Investment
                                                              Commissions          Banking         Other       Total
-------------------------------------- ------------------- ------------------ ------------------ ----------- -----------
Equity                                          $169              $111               $122             $  2     $  404
Corporate Finance Advisory                                                            104                         104
Fixed Income                                     647                 9                220                3        879
Merchant Banking                                  (3)                                  49                          46
Other                                              1                 4                                  35         40
-------------------------------------- ------------------- ------------------ ------------------ ----------- -----------
                                                $814              $124               $495              $40     $1,473
-------------------------------------- ------------------- ------------------ ------------------ ----------- -----------

Equity. Equity net revenues reflect equity underwriting, customer flow activities (both institutional and high-net-worth retail), secondary trading and derivative and financing activities related to equity products. The Company's equity net revenues increased 50% to a record high of $605 million for the second quarter of 1999 from $404 million for the second quarter of 1998. Higher revenues in the U.S. and Europe resulted from increased customer flow activities in cash and derivative products as well as a strong performance in equity arbitrage.

Corporate Finance Advisory. Corporate finance advisory net revenues, classified in the Consolidated Statement of Income as a component of investment banking revenues, result primarily from fees earned by the Company in its role as strategic advisor to its clients. This role consists of advising clients on mergers and acquisitions, divestitures, leveraged buyouts, financial restructurings, and a variety of cross-border transactions. Net revenues from corporate finance advisory activities were $128 million for the second quarter of 1999, an increase of 23% versus the $104 million recognized in the second quarter of 1998. This increase reflected the company's increase in global market share from approximately 9% at the end of the second quarter of 1998 to approximately 13% at the end of the second quarter of 1999 as well as continued strength in the overall U.S. and European merger and acquisition market environment.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                       CONDITION and RESULTS of OPERATIONS

Fixed Income. The Company's fixed income net revenues reflect debt underwriting, customer flow activities (both institutional and high-net-worth retail), secondary trading and financing activities related to fixed income products. Fixed income products include dollar- and non-dollar government securities, mortgage- and asset-backed securities, money market products, dollar- and non-dollar corporate debt securities, emerging market securities, municipal securities, financing (global access to debt financing sources including repurchase and reverse repurchase agreements), foreign exchange, and fixed income derivative products. Fixed income net revenues decreased 23% to $677 million for the second quarter of 1999 from the record $879 million recognized in the second quarter of 1998. The decrease in the second quarter results from the prior year's quarter was due to the absence of several sizable leveraged finance transactions that were present in the prior year's quarter, and the effect of an overall decline in the high yield orgination market, partially offset by increased institutional customer flow activity across most fixed income products and higher origination in the high-grade corporate bond sector.

Merchant Banking. The Company is the general partner for eleven active merchant banking and venture capital partnerships and also invests directly in other merchant banking and venture capital transactions. Current merchant banking investments include both publicly traded and privately held companies. Merchant banking net revenues represent net realized and unrealized gains and losses from the revaluation of these investments. Such amounts are classified in the Consolidated Statement of Income as a component of investment banking revenues. Merchant banking net revenues also reflect the net interest expense related to the financing of the Company's investment in the partnerships. Merchant banking net revenues were $37 million for the second quarter of 1999, down from $46 million in the second quarter of 1998.

Non-Interest Expenses. Non-interest expenses were $989 million for the second quarter of 1999 and $997 million for the second quarter of 1998. Compensation and benefits expense as a percentage of net revenues remained unchanged from the prior year quarter at 50.7%. Nonpersonnel expenses were $251 million in the second quarter of 1999 compared to $250 million in the second quarter of 1998, reflecting the Company's continued emphasis on maintaining strict cost controls.

Income Taxes. The Company's income tax provision was $126 million for the second quarter of 1999 compared to $152 million for the second quarter of 1998. The effective tax rate was 27% for the second quarter of 1999 and 32% for the second quarter of 1998. The lower effective tax rate is the result of a more favorable mix of earnings (foreign vs. domestic), which reduced the state and local provision, and an increase in tax benefits attributable to income and transactions subject to preferential tax treatment. The Company estimates its 1999 effective tax rate to be approximately 28% compared to 30% in 1998. In accordance with generally accepted accounting principles, the Company adjusted its effective tax rate in the second quarter to 27% from 31% in the first quarter to reflect its revised full year estimate.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                       CONDITION and RESULTS of OPERATIONS

Results of Operations
For the Six Months Ended May 31, 1999 and 1998

The Company reported net income of $540 million for the six months ended May 31, 1999, representing an increase of 6% from net income of $511 million for the six months ended May 31, 1998. Earnings per common share (diluted) increased to $3.66 for the six months of 1999 from $3.57 for the six months of 1998. Included in the 1999 and 1998 earnings per share computation was the recognition of $50 million in dividends on the Company's Redeemable Voting Preferred Stock. American Express Company and Nippon Life Insurance Company are entitled to receive an annual non-cumulative preferred dividend equal to 50 percent of the amount by which the company's net income for the full fiscal year exceeds $400 million, up to a maximum of $50 million per year, through 2002.

Net revenues increased to a record $2,573 million for the six months of 1999 from $2,518 million for the six months of 1998. The increase in net revenues was driven by an overall increase in customer flow activities across a broad array of fixed income and equity products. Consistent with the Company's strategy to achieve a better balance between its businesses and to grow its higher margin businesses, a greater proportion of the Company's net revenues were generated in equities and investment banking over the current period.

Compensation and benefits expense as a percentage of net revenues was 50.7% for both the first half of 1999 and 1998. Nonpersonnel expenses were $493 million in the six months of fiscal 1999, essentially unchanged from the $490 million in expenses for the six months of fiscal 1998. Increased net revenues and unchanged expense levels led to an increase in the Company's pretax operating margin to 30.1% for the six months of fiscal 1999 from 29.8% in the six months of fiscal 1998.

In the following table of net revenues, the Company has been segregated into four major business units: equity, corporate finance advisory, fixed income and merchant banking. Net revenues from the Company's market-making and trading activities in equity and fixed income products are recognized as either principal transactions or net interest revenues depending upon the method of financing and/or hedging related to specific inventory positions. The Company evaluates its trading strategies on an overall profitability basis which includes both principal transactions revenues and net interest. Therefore, changes in net interest should not be viewed in isolation but should be viewed in conjunction with revenues from principal transactions. Each business unit represents a grouping of financial activities and products with similar characteristics. These business activities result in revenues that are recognized in multiple revenue categories contained in the Company's Consolidated Statement of Income. Net revenues by business unit contain certain internal allocations, including funding costs, which are centrally managed.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                       CONDITION and RESULTS of OPERATIONS

Six Months Ended May 31, 1999

                                         Principal
                                        Transactions and
                                          Net Interest                           Investment
                                                              Commissions          Banking          Other       Total
-------------------------------------- ------------------- ------------------ ------------------ ------------ -----------
Equity                                       $   443              $289               $181              $ 6         $ 919
Corporate Finance Advisory                        (8)                                 232                            224
Fixed Income                                   1,021                17                322                7         1,367
Merchant Banking                                 (10)                                  53                             43
Other                                              1                 8                                  11            20
-------------------------------------- ------------------- ------------------ ------------------ ------------ -----------
                                              $1,447              $314               $788              $24        $2,573
-------------------------------------- ------------------- ------------------ ------------------ ------------ -----------

Six Months Ended May 31, 1998

                                           Principal
                                        Transactions and
                                          Net Interest                           Investment
                                                              Commissions          Banking         Other       Total
-------------------------------------- ------------------- ------------------ ------------------ ----------- -----------
Equity                                       $   287              $216               $182             $  4     $  689
Corporate Finance Advisory                        (2)                                 199                         197
Fixed Income                                   1,096                17                376                6      1,495
Merchant Banking                                  (6)                                  85                          79
Other                                              1                 8                  1               48         58
-------------------------------------- ------------------- ------------------ ------------------ ----------- -----------
                                              $1,376              $241               $843              $58     $2,518
-------------------------------------- ------------------- ------------------ ------------------ ----------- -----------

Equity. Equity net revenues reflect equity underwriting, customer flow activities (both institutional and high-net-worth retail), secondary trading and derivative and financing activities related to equity products. The Company's equity net revenues increased 33% to $919 million for the six months of 1999 from $689 million for the six months of 1998. Higher revenues in the U.S. and Europe resulted from increased customer flow activity in cash and derivative products and improved performance in equity arbitrage.

Corporate Finance Advisory. Corporate finance advisory net revenues, classified in the Consolidated Statement of Income as a component of investment banking revenues, result primarily from fees earned by the Company in its role as strategic advisor to its clients. This role consists of advising clients on mergers and acquisitions, divestitures, leveraged buyouts, financial restructurings, and a variety of cross-border transactions. Net revenues from corporate finance advisory activities increased 14% to $224 million for the six months of 1999, versus the $197 million recognized in the six months of 1998. This increase reflected the company's increase in global market share from approximately 9% at the end of the first half of 1998 to approximately 13% at the end of the first half of 1999 as well as continued strength in the overall U.S. and European merger and acquisition market environment.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                       CONDITION and RESULTS of OPERATIONS


Fixed Income. The Company's fixed income net revenues reflect debt underwriting, customer flow activities (both institutional and high-net-worth retail), secondary trading and financing activities related to fixed income products. Fixed income products include dollar- and non-dollar government securities, mortgage and asset-backed securities, money market products, dollar- and non-dollar corporate debt securities, emerging market securities, municipal securities, financing (global access to debt financing sources including repurchase and reverse repurchase agreements), foreign exchange, and fixed income derivative products. Fixed income net revenues decreased 9% to $1,367 million for the six months of 1999 from $1,495 million for the six months of 1998. The decrease in the first half results from the prior year's first half reflected the absence of several sizable leveraged finance transactions that were present in the prior year's second quarter, as well as a substantial decline in the overall high yield origination market, partially offset by strong institutional customer flow activity across most fixed income products and higher origination in the high-grade corporate bond sector.

Merchant Banking. The Company is the general partner for eleven active merchant banking partnerships and also invests directly in other merchant banking and venture capital transactions. Current merchant banking and venture capital investments include both publicly traded and privately held companies. Merchant banking net revenues represent net realized and unrealized gains and losses from the revaluation of these investments. Such amounts are classified in the Consolidated Statement of Income as a component of investment banking revenues. Merchant banking net revenues also reflect the net interest expense related to the financing of the Company's investment in the partnerships. Merchant banking net revenues were $43 million for the six months of 1999, down from $79 million in the six months of 1998.

Non-Interest Expenses. Non-interest expenses were $1,798 million for the six months of 1999 and $1,767 million for the six months of 1998. Compensation and benefits expense as a percentage of net revenues remained unchanged from the prior year period at 50.7%. Nonpersonnel expenses were $493 million in the first six months of 1999 compared to $490 million for the comparable 1998 period, reflecting the Company's continued emphasis on maintaining strict cost controls. Nonpersonnel expenses as a percentage of net revenues decreased in the period to
19.2 % from 19.5% a year ago.

Income Taxes. The Company's income tax provision was $222 million for the six months of 1999 compared to $240 million for the six months of 1998. The effective tax rate was 28.6% for the six months of 1999 and 32% for the six months of 1998. The lower effective tax rate is the result of a more favorable mix of earnings (foreign vs. domestic), which reduced the state and local provision, and an increase in tax benefits attributable to income and transactions subject to preferential tax treatment.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                       CONDITION and RESULTS of OPERATIONS


Funding, Capital Resources and Liquidity

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

Total Capital. Total Capital was $34.9 billion at May 31, 1999 compared to $32.8 billion at November 30, 1998. The increase in Total Capital resulted from increases in long-term debt of $1.1 billion, the issuance of $710 million of Trust Preferred Securities and the retention of earnings offset by the repurchase of 2.56 million shares of convertible Series B Preferred Stock.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                       CONDITION and RESULTS of OPERATIONS

                                    May 31                  November 30
(in millions)                        1999                      1998
--------------------------------------------------------------------------------
Long-term Debt

     Senior Notes                   $25,185                     $23,873
     Subordinated Indebtedness        3,277                       3,468
                                   --------                     -------
                                     28,462                      27,341

Trust Preferred Securities              710

Stockholders' Equity

     Preferred Equity                   808                         908
     Common Equity                    4,935                       4,505
                                      -----                     -------
                                      5,743                       5,413
--------------------------------------------------------------------------------
Total Capital                       $34,915                     $32,754
--------------------------------------------------------------------------------

During the first six months of 1999, the Company issued $5.3 billion in long-term debt, which was $1.4 billion in excess of its maturing debt. Long-term debt increased to $28.5 billion at May 31, 1999 from $27.3 billion at November 30, 1998, with a weighted-average maturity of 3.7 years at May 31, 1999 and 3.5 years at November 30, 1998.

In the first and second quarter of 1999, trusts wholly owned by the Company issued $710 million of preferred securities which are subject to mandatory redemption. Additional information about the first and second quarter issuances can be found in the Company's February 28, 1999 Form 10-Q and in Note 7, respectively.

In January 1999, the Company announced it was extending its previously announced
7.5 million share buyback program by an additional 2.0 million shares. The Company expects to complete its repurchase program and buyback 3.7 million shares during the second half of the year.

On April 26, 1999, the Company entered into an Agreement and Plan of Merger with Delaware Savings Bank, FSB (the "Bank"), pursuant to which the Bank would become a wholly owned subsidiary of the Company. The purchase price was approximately $2 million. The acquisition was consummated on June 30, 1999. In connection therewith, the Company injected an additional $50 million of capital into the Bank and changed the Bank's name to Lehman Brothers Bank, FSB.

Secured Funding. The Company strives to maximize the portion of the Company's balance sheet that is funded on a secured basis. Secured Funding includes securities and other financial instruments sold but not yet purchased, as well as collateralized short-term financings, defined as securities sold under agreements to repurchase ("repos") and securities loaned. Because of their

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                       CONDITION and RESULTS of OPERATIONS

secured nature, OECD government repos and other investment grade types of collateralized borrowings are less credit-sensitive and have historically been a stable financing source irrespective of market conditions. At May 31, 1999 and November 30, 1998, $130 billion and $92 billion, respectively, of the Company's total balance sheet of $192 billion and $154 billion at May 31, 1999 and November 30, 1998, respectively, were financed on a secured basis.

By maximizing its use of secured funding, the Company minimizes its reliance on unsecured funding. As of May 31, 1999 and November 30, 1998, commercial paper and short-term debt outstanding were $7.2 billion and $6.7 billion, respectively. Of these amounts, commercial paper outstanding as of May 31, 1999 and November 30, 1998, was $4.4 billion and $3.6 billion, respectively.

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

The Company also maintains a $1 billion Committed Securities Repurchase Facility (the "Facility") for LBIE, the Company's major operating entity in Europe, which matures on July 27, 1999. Management expects that the facility will be renewed. The Facility provides secured multi-currency financing for a broader range of collateral types than LBIE's previous committed secured credit facility. Under the terms of the Facility, the bank group will agree to provide funding for up to one year on a secured basis. Any loans outstanding on the commitment termination date may be extended for up to an additional year at the option of LBIE. The Facility contains covenants which require, among other things, that LBIE maintain specified levels of tangible net worth.

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

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                       CONDITION and RESULTS of OPERATIONS


Balance Sheet. The Company's total assets increased to $191.5 billion at May 31, 1999 from $179.3 billion at February 28, 1999 and $153.9 billion at November 30, 1998. The Company's adjusted total assets, defined as total assets less the lower of securities purchased under agreements to resell or securities sold under agreements to repurchase were $128.8 billion at May 31, 1999 compared to $121.9 billion at February 28, 1999 and $111.5 billion at November 30, 1998. The Company believes adjusted total assets is a more effective measure of balance sheet usage when comparing companies in the securities industry. The increases in adjusted total assets reflect increases in liquid government and agency inventory levels associated with increased customer flow activities. The remaining increase in total assets was driven by an increase in secured customer financing activities.

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

Financial Leverage. Balance sheet leverage ratios are one measure used to evaluate the capital adequacy of a company. Leverage ratios are commonly calculated using either total assets or adjusted total assets divided by total stockholders' equity and trust preferred securities. The Company believes that the adjusted leverage ratio is a more effective measure of financial risk when comparing companies in the securities industry. The Company's adjusted leverage ratios based on adjusted total assets were 20.0x and 20.6x at May 31, 1999 and November 30, 1998, respectively. The Company's average adjusted leverage ratio was 20.6x and 25.6x for the quarters ended May 31, 1999 and November 30, 1998, respectively. Due to the nature of the Company's sales and trading activities, the overall size of the Company's assets and liabilities fluctuates from time to time and at specific points in time may be higher than the fiscal quarter ends or the quarterly average. [GRAPHIC OMITTED]

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                       CONDITION and RESULTS of OPERATIONS


Credit Ratings

The Company, like other companies in the securities industry, relies on external sources to finance a significant portion of its day-to-day operations. The Company's access to and cost of funding is generally dependent upon its short- and long- term debt ratings. On July 7, 1999, Moody's placed the long-term ratings of Holdings and LBI on review for possible upgrade. As of May 31, 1999 the short- and long-term senior debt ratings of Holdings and LBI were as follows:



                                                        Holdings                               LBI
                                              Short-term        Long-term           Short-term       Long-term**
------------------------------------------------------------------------------------------------------------------------------------

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

 *   Provisional ratings on shelf registration
 ** Senior/subordinated

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                       CONDITION and RESULTS of OPERATIONS

Other

High Yield Securities and Lending Activities. The Company underwrites, trades, invests and makes markets in high yield corporate debt securities. The Company also syndicates, trades and invests in loans to below investment grade-rated companies. For purposes of this discussion, high yield debt instruments are defined as securities or loans to companies rated BB+ or lower, or equivalent ratings by recognized credit rating agencies, as well as non-rated securities or loans which, in the opinion of management, are non-investment grade. Non-investment grade securities generally involve greater risks than investment grade securities due to the issuer's creditworthiness and the liquidity of the market for such securities. In addition, these issuers have higher levels of indebtedness, resulting in an increased sensitivity to adverse economic conditions. The Company recognizes these risks and aims to reduce market and credit risk through the diversification of its products and counterparties. High yield debt instruments are carried at market value, and unrealized gains or losses for these securities are reflected in the Company's Consolidated Statement of Income. The Company's portfolio of such instruments at May 31, 1999, February 28, 1999 and November 30, 1998 included long positions with an aggregate market value of approximately $2.9 billion, $2.7 billion and $2.3 billion, respectively, and short positions with an aggregate market value of approximately $189 million, $119 million and $217 million, respectively. The Company may, from time to time, mitigate its net exposure to any single issuer through the use of derivatives and other financial instruments.

Additional information about the Company's High Yield Securities and Lending Activities, including related commitments, can be found in Note 5 to the Consolidated Financial Statements (Other Commitments and Contingencies).

Merchant Banking. At May 31, 1999, the Company's investment in merchant banking and venture capital partnerships totaled $201 million and direct merchant banking and venture capital investments totaled $209 million. The Company's merchant banking and venture capital activities include investments in eleven partnerships, for which the Company acts as general partner, as well as direct investments. The Company's policy is to carry its investments, including its partnership interests, at fair value based upon the Company's assessment of the underlying investments. Additional information about the Company's merchant banking activities, including related commitments, can be found in Note 5 to the Consolidated Financial Statements (Other Commitments and Contingencies).

Excess of Cost over Fair Value of Net Assets acquired ("Goodwill"). During the quarter, the Company reduced Goodwill as a result of recognizing the tax benefits associated with net operating losses acquired in prior year acquisitions.

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

Credit Risk. Credit risk represents the possibility that a counterparty will be unable to honor its contractual obligations to the Company. Credit risk management is therefore an integral component of the Company's overall risk management framework. The Credit Risk Management Department ("CRM Department") has global responsibility for implementing the Company's overall credit risk management framework.

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

Market Risk. Market risk represents the potential change in value of a portfolio of financial instruments due to changes in market rates, prices, and volatilities. Market risk management also is an essential component of the Company's overall risk management framework. The Market Risk Management Department ("MRM Department") has global responsibility for implementing the Company's overall market risk management framework. It is responsible for the preparation and dissemination of risk reports, developing and implementing the firmwide Risk Management Guidelines and evaluating adherence to these guidelines. These guidelines provide a framework for risk management decision-making. To that end, the MRM Department identifies and quantifies risk exposures, develops limits, and reports and monitors these risks with respect to the approved limits. The identification of material market risks inherent in positions includes, but is not limited to, interest rate, equity, and foreign exchange risk exposures. In addition to these risks, the MRM Department also evaluates liquidity risks, credit and sovereign concentrations.

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

The Company is a significant intermediary in the global equity markets, making markets in U.S. and non-U.S. equity securities, including common stock, convertible debt, exchange-traded and OTC equity options, equity swaps and warrants. These activities expose the Company to market risk as a result of price and volatility changes in its equity inventory. Inventory holdings are also subject to market risk resulting from concentrations, aging and liquidity that may adversely impact market valuation. Equity market risk is actively managed through the use of index futures, exchange-traded and OTC options, swaps and cash instruments. Equity risk exposures are aggregated and reported to management on a regular basis.

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

Value at Risk. For purposes of Securities and Exchange Commission ("SEC") risk disclosure requirements, the Company has performed an entity-wide value at risk calculation of virtually all of the Company's trading activities. The value at risk calculation measures the potential loss in expected revenues with a 95% confidence level. The methodology incorporates actual trading revenues over a standardized 250-day historical period. A confidence level of 95% implies, on

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                       CONDITION and RESULTS of OPERATIONS

average, that daily trading revenues or losses will exceed daily expected trading revenues by an amount greater than value at risk one out of every 20 trading days.

Average value at risk computed in this manner was $28.3 million and $18.6 million for the periods ended May 31, 1999 and November 30, 1998, respectively. Average value at risk increased in 1999 compared to 1998 because of the extreme market volatility during the August-October 1998 period. Excluding the effects of this volatility, average value at risk for the second quarter ended May 31, 1999 was $17 million.

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

Remediation is divided into three phases. Applications specified as year 2000 non-compliant have been analyzed to determine business impact and those that have been deemed critical were targeted for remediation. Selected Lehman Brothers mainframe applications were sent to an outside vendor for remediation, while the remaining applications have been repaired internally. Remediation of critical applications was completed by the end of the second quarter of 1999.

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

In March and April of 1999, the Company participated in the SIA Industrywide Test, as well as the Stock Loan Test and SIA Market Data Test in May. The Company has participated in a variety of point-to-point oversees tests in Hong Kong and Tokyo. We are currently participating in Industrywide testing in Japan with a June 27 completion. The Company has participated in testing in Germany, Italy, U.K., Sweden, and France. The Company is also participating in a cooperative test with Euroclear. The Company is also participating in Custody 2000 testing of cash and securities settlement systems with banks in Italy and Poland. Additional European tests are scheduled to October, 1999. All tests to date have been successful.

The Company has taken a leading role in the industry's efforts to deal with the year 2000 issue by actively participating and in some cases, leading, industrywide testing efforts. Lehman Brothers chaired the Participants' Industrywide Testing Subcommittee of the Securities Industry Association (SIA) which, with partners such as exchanges, depositories, market data vendors and buy-side firms, set up, refined and coordinated industrywide testing in the United States. Industrywide testing is the forum in which firms within the financial industry test the applications that transfer data between them. These tests started in March 1999 and are expected to be completed in July, 1999.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                       CONDITION and RESULTS of OPERATIONS

In addition to its leadership in U.S. testing efforts, through membership in the Executive Committee of Global 2000, a group of international financial firms, the Company is participating in the coordination of global year 2000 readiness in the financial community. The Company is also pursuing separate point-to-point testing with firms not participating in industrywide testing. Lehman Brothers also serves as a member of the Custody 2000 Working Group whose goal is to assist the financial community in the assessment of year 2000 readiness of custodians in a variety of global markets. The Custody 2000 Working Group will also conduct proxy testing of selected sub-custodians in a number of markets globally.

Year 2000 also affects building and infrastructure systems. The Company is engaged in a global effort to address facilities issues. Critical areas include facilities components such as building management systems, elevators, heating systems, security and fire alarm systems, electrical and other building services. Facilities staff has surveyed and continues to test equipment and components and, with the Third Party Vendor team, is working to ensure that vendors and suppliers are year 2000 ready.

However, even if these changes are successful, the Company remains at risk from year 2000 failures caused by third parties. Externally, the Company is an active participant in the SIA Third Party Vendor Committee. Internally, the Company is evaluating efforts of key counterparties, banks, exchanges, agencies, utilities and suppliers, among others, to assess and remediate their year 2000 issues. As part of this effort, the Third Party Vendor team has inventoried and has sent surveys to vendors whose software and hardware products the Company uses and whose services the Company employs to determine their year 2000 readiness. The team is also testing critical software and hardware products to ensure year 2000 readiness. To date the Company has received information from 99% of its vendors, including overseas vendors whose year 2000 awareness seems to be less advanced than in the United States.

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

Additionally, general uncertainty regarding the success of remediation may cause many market participants to reduce their market activities temporarily as they address and assess their year 2000 efforts in 1999. This could result in a general reduction in market activities and revenue opportunities in late 1999 and early 2000. Management cannot predict the magnitude of any such reduction or its impact on the Company 's financial results. However, the Company's Risk Management Department continues to evaluate third party and credit risks posed by year 2000.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                       CONDITION and RESULTS of OPERATIONS

Recognizing the uncertainty of external dependencies, the Company is also preparing a contingency plan that identifies potential problems, actions to minimize the likelihood of them occurring and action plans to be invoked should they occur. The plan includes backup processes that do not rely on computer systems, where appropriate. The base contingency plan was finalized at the end of April 1999. The Company's business units continue to review and fine tune the contingency plan and to respond to new information about year 2000 risks as such information becomes available.

However, as stated above, there can be no guarantee or assurance that the systems of other companies on which the Company's systems rely will be remediated in a timely manner. This or a failure to remediate by another company or a remediation that is incompatible with the Company's systems could have a material adverse effect on the Company.

The Company has established an internal auditing plan to ensure ongoing compliance of tested applications.

The Company's total year 2000 project cost is based on presently available information. The total remaining cost of the year 2000 project is estimated at approximately $22 million, which will be funded through operating cash flow and expensed as incurred over the next one year. The Company has incurred and expensed approximately $16 million in 1997, $31 million in 1998, and $19 million through May 31, 1999, related to the year 2000 project.

The costs of year 2000 testing, modifications and/or replacements and the date on which the Company plans to complete the project are based on management's best estimates. These estimates were derived using numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors.

New Accounting Standards

In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131 "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 is effective for the Company in Fiscal 1999 and establishes standards for related disclosures about products and services, geographic areas and major customers. The Company will adopt SFAS No. 131 in its 1999 Annual Report.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires all derivatives to be recorded on the balance sheet at fair value. In June 1999, the FASB extended the implementation date of SFAS No. 133 by one year. As a result, SFAS No. 133 will now be effective for the Company on December 1, 2000 (Fiscal Year 2001). The expected impact of adoption on the Company's results of operations has not yet been determined, however it is not likely to be material since most of the Company's derivatives are carried at fair value.

                 LEHMAN BROTHERS HOLDINGS INC. and SUSBSIDIARIES

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

County of Orange et al. v. Bear Stearns & Co. et al. (Reported in Holdings' Annual Report on Form 10-K)

         On June 29, 1999, the district court entered final orders approving the settlement reached between the County and the remaining broker-dealer defendants. This settlement finally resolves all of the County's claims against the Company.


Bamaodah v. E.F. Hutton & Company Inc. (Reported in Holdings' Annual Report on Form 10-K)

         The hearing scheduled for April, 1999 has been adjourned to October, 1999.

Actions Relating to National Association of Securities Dealers Automated Quotations System ("NASDAQ") Market Maker Antitrust and Securities Litigation (Reported in Holdings' Annual Report on Form 10-K)

         Two appeals from the Final Judgment and Order of Dismissal were filed. One was withdrawn. The other was dismissed by the Second Circuit Court of Appeals on July 8, 1999.

Easton & Co. v. Mutual Benefit Life Insurance Co., et al., Easton & Co. v. Lehman Brothers Inc. (Reported In Holdings' Annual Report on Form 10-K)

         On May 25, 1999, the Court signed an Order and Final Judgment approving the settlements reached in these two consolidated class actions.


Corporacion Nacional del Cobre de Chile v. Lehman Brothers Inc., Lehman Brothers Commercial Corp., Lehman Brothers Commodities Ltd. and Lehman Brothers Holdings Inc.

         On April 29, 1999, Corporacion Nacional del Cobre de Chile ("Codelco") filed an Amended Statement of Claim against Holdings and certain of its subsidiaries in a proceeding before the American Arbitration Association. In connection with the metals trading conducted by Codelco's chief metals trader, Juan Pablo Davila, the Amended Statement of Claim asserts the following claims against Lehman Brothers: common law fraud, aiding and abetting fraud, breach of fiduciary duty, aiding and abetting a breach of fiduciary duty, breach of contract, and breach of duty of good faith and fair dealing. The Amended Statement of Claim seeks damages in the amount of $48 million for Codelco's alleged trading losses with Lehman Brothers, additional amounts to be determined by the arbitrators for Codelco's losses with other brokers allegedly caused by Lehman's misconduct, plus punitive damages and attorneys' fees.

ITEM 6   Exhibits and Reports on Form 8-K

The following exhibits and reports on Form 8-K are filed as part of this Quarterly Report, or where indicated, were heretofore filed and are hereby incorporated by reference:

(a)      Exhibits:

         12.1     Computation in Support of Ratio of Earnings to Fixed Charges

         12.2 Computation in Support of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends

         27       Financial Data Schedule

(b)      Reports on Form 8-K:

         1. Form 8-K dated April 20, 1999,  Item 7.
         2. Form 8-K dated June 22, 1999, Items 5 and 7.
         3. Form 8-K dated July 7, 1999, Item 7.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             LEHMAN BROTHERS HOLDINGS INC.
                                                    (Registrant)







Date:    July 15, 1999                       By:    /s/ John Cecil
                                                       -------------------------
                                                    Chief Financial and
                                                    Administrative Officer
                                                   (Principal Financial Officer)

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

Exhibit 12.2 Computation in Support of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends

Exhibit 27        Financial Data Schedule

                                                                   Exhibit 12.1



                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
          COMPUTATION in SUPPORT of RATIO of EARNINGS to FIXED CHARGES
                              (Dollars in millions)
                                   (Unaudited)



                                        For the        For the         For the        For the         For the          For the
                                         Eleven         Twelve          Twelve        Twelve           Twelve            Six
                                         Months      Months Ended    Months Ended  Months Ended     Months Ended    Months Ended
                                         Ended       November 30     November 30    November 30     November 30        May 31
                                      November 30        1995            1996          1997             1998            1999
                                          1994
                                      -------------  -------------   ------------- --------------   -------------   --------------
Fixed Charges:
  Interest expense:
     Subordinated indebtedness         $   158       $     206       $    220      $     240        $     245        $   148
     Bank loans and other
borrowings*                              6,294          10,199         10,596         12,770           15,536          6,803
     Interest component of rentals
of     office and equipment                 42              44             34             32               32             16
  Other adjustments**                        4              28             16              9               15             34
                                      =============  =============   ============= ==============   =============   ==============
   TOTAL (A)                            $6,498         $10,477        $10,866        $13,051          $15,828         $7,001
                                      =============  =============   ============= ==============   =============   ==============

Earnings:
   Pretax income (loss) from
continuing operations                  $   193       $     369       $     637     $     937        $   1,052        $   775
   Fixed charges                         6,498          10,477         10,866         13,051           15,828          7,001
   Other adjustments***                     (4)            (28)           (14)            (8)             (15)           (34)
                                      =============  =============   ============= ==============   =============   ==============
   TOTAL (B)                            $6,687         $10,818        $11,489        $13,980          $16,865         $7,742
                                      =============  =============   ============= ==============   =============   ==============
(B/A)                                     1.03            1.03           1.06           1.07             1.07           1.11


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



                                       For the          For the         For the          For the       For the        For the
                                        Eleven          Twelve           Twelve          Twelve         Twelve          Six
                                        Months       Months Ended     Months Ended    Months Ended   Months Ended     Months
                                        Ended         November 30     November 30      November 30   November 30       Ended
                                     November 30         1995             1996            1997           1998         May 31
                                         1994                                                                          1999
                                     -------------   --------------   -------------   -------------  -------------  ------------
Combined Fixed Charges and
Preferred Dividends:
    Interest expense:
     Subordinated indebtedness         $  158         $    206         $    220       $      240     $     245       $   148
     Bank loans and other
borrowings*                             6,294           10,199           10,596         12,770         15,536          6,803
     Interest component of rentals
of       office and equipment              42               44               34             32             32             16
    Other adjustments**                     4               28               16              9             15             34
                                     -------------   --------------   -------------   -------------  -------------  ------------
    Total fixed charges                 6,498           10,477           10,866         13,051         15,828          7,001
    Preferred dividends (tax
equivalent basis)                          58               64               58            109            124            104
                                     =============   ==============   =============   =============  =============  ============
    TOTAL (A)                          $6,556          $10,541          $10,924        $13,160        $15,952         $7,105
                                     =============   ==============   =============   =============  =============  ============

Earnings:
    Pretax income (loss) from
continuing operations                 $   193         $    369        $     637       $     937      $  1,052        $   775
    Fixed charges                       6,498           10,477           10,866         13,051         15,828          7,001
    Other adjustments***                   (4)             (28)             (14)            (8)           (15)           (34)
                                     =============   ==============   =============   =============  =============  ============
    TOTAL (B)                          $6,687          $10,818          $11,489        $13,980        $16,865         $7,742
                                     =============   ==============   =============   =============  =============  ============
(B/A)                                    1.02             1.03             1.05           1.06           1.06           1.09




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