Form 10-Q
period 1999-08-31
LEHMAN BROTHERS HOLDINGS INC
filed 1999-10-14
CIK 806085

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[ X ]              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 1999

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ______

As of September 30, 1999, 120,014,016 shares of the Registrant's Common Stock, par value $.10 per share, were outstanding.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES

                                    FORM 10-Q

                      FOR THE QUARTER ENDED AUGUST 31, 1999

                                      INDEX


Part I.                 FINANCIAL INFORMATION                              Page
                                                                          Number

       Item 1.      Financial Statements - (unaudited)

                      Consolidated Statement of Income -
                      Three and Nine Months Ended
                      August 31, 1999 and 1998............................... 3

                      Consolidated Statement of Financial Condition -
                      August 31, 1999 and November 30, 1998.................. 5

                      Consolidated Statement of Cash Flows -
                      Nine Months Ended                                       7
                      August 31, 1999 and 1998...............................

                      Notes to Consolidated Financial Statements............. 9


       Item 2.        Management's Discussion and Analysis of
                      Financial Condition and Results of Operations.......... 16

Part II.              OTHER INFORMATION

       Item 1.        Legal Proceedings...................................... 39

       Item 6.        Exhibits and Reports on Form 8-K....................... 40

Signature     ............................................................... 41

EXHIBIT INDEX  .............................................................. 42

Exhibits

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                        CONSOLIDATED STATEMENT of INCOME
                                   (Unaudited)
                                  (In millions)


                                                                       Three months ended
                                                              -------------------------------------
                                                                 August 31            August 31
                                                                   1999                 1998
                                                              ----------------     ----------------

Revenues
     Principal transactions                                          $ 493              $  131
     Investment banking                                                498                 493
     Commissions                                                       151                 137
     Interest and dividends                                          3,590               5,254
     Other                                                              33                 (52)
                                                              ----------------     ----------------
         Total revenues                                              4,765               5,963
Interest expense                                                     3,409               5,033
                                                              ----------------     ----------------
         Net revenues                                                1,356                 930
                                                              ----------------     ----------------
Non-interest expenses
     Compensation and benefits                                         688                 472
     Technology and communications                                      79                  83
     Brokerage and clearance                                            56                  63
     Business development                                               33                  27
     Occupancy                                                          29                  29
     Professional fees                                                  31                  29
     Other                                                              23                  20
                                                              ----------------     ----------------
         Total non-interest expenses                                   939                 723
                                                              ----------------     ----------------
Income before taxes and dividends on trust preferred
securities                                                             417                 207
     Provision for income taxes                                        112                  56
     Dividends on trust preferred securities                            15
                                                              ----------------     ----------------
Net income                                                           $ 290              $  151
                                                              ================     ================
Net income applicable to common stock                                $ 279              $  139
                                                              ================     ================



Earnings per common share
     Basic                                                            $2.30              $1.15
                                                              ================     ================
     Diluted                                                          $2.20              $1.10
                                                              ================     ================


                 See notes to consolidated financial statements.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                        CONSOLIDATED STATEMENT of INCOME
                                   (Unaudited)
                                  (In millions)


                                                                       Nine months ended
                                                              -------------------------------------
                                                                 August 31            August 31
                                                                   1999                 1998
                                                              ----------------     ----------------

Revenues
     Principal transactions                                         $1,682            $  1,142
     Investment banking                                              1,286               1,336
     Commissions                                                       465                 378
     Interest and dividends                                         10,798              13,235
     Other                                                              57                   6
                                                              ----------------     ----------------
         Total revenues                                             14,288              16,097
Interest expense                                                    10,359              12,649
                                                              ----------------     ----------------
         Net revenues                                                3,929               3,448
                                                              ----------------     ----------------
Non-interest expenses
     Compensation and benefits                                       1,992               1,749
     Technology and communications                                     242                 243
     Brokerage and clearance                                           175                 183
     Business development                                               91                  79
     Occupancy                                                          85                  87
     Professional fees                                                  82                  78
     Other                                                              70                  71
                                                              ----------------     ----------------
         Total non-interest expenses                                 2,737               2,490
                                                              ----------------     ----------------
Income before taxes and dividends on trust preferred
securities                                                           1,192                 958
     Provision for income taxes                                        334                 296
     Dividends on trust preferred securities                            28
                                                              ----------------     ----------------
Net income                                                           $ 830             $   662
                                                              ================     ================
Net income applicable to common stock                                $ 745             $   587
                                                              ================     ================



Earnings per common share
     Basic                                                            $6.12              $4.86
                                                              ================     ================
     Diluted                                                          $5.86              $4.67
                                                              ================     ================





                 See notes to consolidated financial statements.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                  CONSOLIDATED STATEMENT of FINANCIAL CONDITION
                                   (Unaudited)
                                  (In millions)


                                                                                    August 31             November 30
                                                                                      1999                   1998
                                                                                ------------------     ------------------

ASSETS
Cash and cash equivalents                                                        $     4,788             $     3,055

Cash and securities segregated and on deposit for regulatory  and other
purposes                                                                               1,209                   1,183

Securities and other financial instruments owned:
     Governments and agencies                                                         28,752                  23,680
     Mortgages and mortgage-backed                                                    23,090                  22,778
     Corporate equities                                                               13,662                   8,217
     Corporate debt and other                                                         10,232                  11,160
     Derivatives and other contractual agreements                                      8,652                   9,883
     Certificates of deposit and other money market instruments                        2,717                   1,282
                                                                                ------------------     ------------------
                                                                                      87,105                  77,000
                                                                                ------------------     ------------------

Collateralized short-term agreements:
     Securities purchased under agreements to resell                                  66,043                  42,381
     Securities borrowed                                                              28,160                  16,341

Receivables:
     Brokers, dealers and clearing organizations                                       2,730                   2,298
     Customers                                                                         8,913                   7,758
     Others                                                                            1,438                   1,909

Property, equipment and leasehold improvements (net of accumulated
depreciation and amortization of $866 in 1999 and $810 in 1998)                          489                     505

Other assets                                                                           1,134                   1,297

Excess of cost over fair value of net assets acquired (net of accumulated
amortization of $127 in 1999 and $120 in 1998)                                           140                     163
                                                                                ------------------     ------------------
     Total Assets                                                                  $ 202,149               $ 153,890
                                                                                ==================     ==================


                 See notes to consolidated financialstatements.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
           CONSOLIDATED STATEMENT of FINANCIAL CONDITION - (Continued)
                                   (Unaudited)
                        (In millions, except share data)


                                                                                              August 31         November 30
                                                                                                1999               1998
                                                                                            --------------    ----------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Commercial paper and short-term debt                                                          $   6,669          $   6,657
Securities and other financial instruments sold but not yet purchased:
     Governments and agencies                                                                    24,847             14,963
     Corporate equities                                                                          14,095              3,828
     Derivatives and other contractual agreements                                                 7,750              8,064
     Corporate debt and other                                                                     1,723              1,948
                                                                                            --------------    ----------------
                                                                                                 48,415             28,803
                                                                                            --------------    ----------------
Collateralized short-term financing:
     Securities sold under agreements to repurchase                                              90,664             67,730
     Securities loaned                                                                            6,734              3,165
Payables:
     Brokers, dealers and clearing organizations                                                  1,701              1,322
     Customers                                                                                    7,384              9,203
Accrued liabilities and other payables                                                            4,065              4,256
Long-term debt:
     Senior notes                                                                                26,577             23,873
     Subordinated indebtedness                                                                    3,280              3,468
                                                                                            --------------    ----------------
         Total liabilities                                                                      195,489            148,477
                                                                                            --------------    ----------------

Commitments and contingencies

Trust preferred securities subject to mandatory redemption                                          710

STOCKHOLDERS' EQUITY
Preferred stock                                                                                     758               908
Common stock, $0.10 par value; 300,000,000 shares authorized;
  Shares issued: 122,618,798 in 1999 and 121,801,123 in 1998;
  Shares outstanding: 120,070,089 in 1999 and 113,657,877 in 1998                                    12                 12
Additional paid-in capital                                                                        3,406              3,534
Accumulated other comprehensive income (net of tax)                                                   5                 15
Retained earnings                                                                                 1,817              1,105
Other stockholders' equity, net                                                                      87                269
Common stock in treasury, at cost: 2,548,709 shares in 1999 and 8,143,246 in 1998                  (135)              (430)
                                                                                            --------------    --------------
         Total stockholders' equity                                                               5,950              5,413
                                                                                            ==============    ================
         Total liabilities and stockholders' equity                                            $202,149           $153,890
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

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                      CONSOLIDATED STATEMENT of CASH FLOWS
                                   (Unaudited)
                                  (In millions)


                                                                                             Nine months ended
                                                                                   --------------------------------------
                                                                                      August 31             August 31
                                                                                         1999                 1998
                                                                                   -----------------     ----------------

CASH FLOWS FROM OPERATING ACTIVITES
Net income                                                                         $       830            $      662
Adjustments to reconcile net income to net cash provided by   (used in)
operating activities:
     Depreciation and amortization                                                          71                    67
     Provisions for losses and other reserves                                               26                    27
     Compensation payable in common stock                                                  151                   101
     Other adjustments                                                                      40                    35
Net change in:
     Cash and securities segregated                                                        (26)                 (456)
     Securities and other financial instruments owned                                  (10,105)              (13,736)
     Securities borrowed                                                               (11,819)               (7,670)
     Receivables from brokers, dealers and clearing organizations                         (432)                 (458)
     Receivables from customers                                                         (1,155)                   (1)
     Securities and other financial instruments sold but not yet purchased              19,612                 3,738
     Securities loaned                                                                   3,569                (1,736)
     Payables to brokers, dealers and clearing organizations                               379                 3,110
     Payables to customers                                                              (1,819)                 (926)
     Accrued liabilities and other payables                                               (217)                  (97)
     Other operating assets and liabilities, net                                           437                  (285)
                                                                                   -----------------     ----------------

         Net cash used in operating activities                                      $     (458)            $ (17,625)
                                                                                   -----------------     ----------------




                 See notes to consolidated financial statements.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                CONSOLIDATED STATEMENT of CASH FLOWS (Continued)
                                   (Unaudited)
                                  (In millions)


                                                                                            Nine months ended
                                                                                   -------------------------------------
                                                                                      August 31            August 31
                                                                                        1999                 1998
                                                                                   ----------------     ----------------

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from issuance of senior notes                                                 $ 7,756             $ 10,042
Principal payments of senior notes                                                      (4,821)              (2,321)
Proceeds from issuance of subordinated indebtedness                                                             600
Principal payments of subordinated indebtedness                                           (202)                (157)
Net proceeds from commercial paper and short-term debt                                      12                4,885
Resale agreements net of repurchase agreements                                            (728)               7,612
Payments for treasury stock purchases                                                     (207)                (315)
Dividends paid                                                                            (117)                 (99)
Issuances of common stock                                                                   12                   57
(Redemption) Issuance of preferred stock                                                  (150)                 444
Issuances of trust preferred securities, net of issuance costs                             690
                                                                                   ----------------     ----------------
       Net cash provided by financing activities                                         2,245               20,748
                                                                                   ----------------     ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, equipment and leasehold improvements                                (54)                 (76)
                                                                                   ----------------     ----------------
       Net cash used in investing activities                                               (54)                 (76)
                                                                                   ----------------     ----------------
       Net change in cash and cash equivalents                                           1,733                3,047
                                                                                   ----------------     ----------------
Cash and cash equivalents, beginning of period                                           3,055                1,685
                                                                                   ================     ================
       Cash and cash equivalents, end of period                                        $ 4,788             $  4,732
                                                                                   ================     ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (in millions)

Interest paid totaled $10,555 and $12,501 for the nine months ended August 31, 1999 and 1998, respectively. Income taxes (received)/paid totaled ($43) and $323 for the nine months ended August 31, 1999 and 1998, respectively.



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

2.  Long-Term Debt:

During the nine months ended August 31, 1999, the Company issued $7,756 million of long-term debt (all senior notes). Of the total issuances during the period, $3,766 million were U.S. dollar fixed rate, $1,793 million were U.S. dollar floating rate, $2,014 million were foreign currency denominated fixed rate, and $183 million were foreign currency denominated floating rate. These issuances were primarily utilized to refinance current maturities of long-term debt in 1999 and to increase total capital (stockholders' equity, long-term debt and trust preferred securities).

The Company's floating rate new issuances contain contractual interest rates based primarily on London Interbank Offered Rates ("LIBOR"). All of the Company's fixed rate new issuances were effectively converted to floating rate obligations through the use of interest rate swaps. Of the foreign denominated new issuances totaling $2,197 million, $1,613 million were effectively swapped to U.S. Dollars, with the remainder match funding foreign currency denominated capital needs.

The Company had $5,023 million of long-term debt mature during the nine months ended August 31, 1999.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS

3.  Capital Requirements:

The Company operates globally through a network of subsidiaries, with several being subject to regulatory requirements. In the United States, LBI, as a registered broker-dealer, is subject to SEC Rule 15c3-1, the Net Capital Rule, which requires LBI to maintain net capital of not less than the greater of 2% of aggregate debit items arising from customer transactions, as defined, or 4% of funds required to be segregated for customers' regulated commodity accounts, as defined. At August 31, 1999, LBI's regulatory net capital, as defined, of $1,466 million exceeded the minimum requirement by $1,368 million.

Lehman Brothers International (Europe) ("LBIE"), a United Kingdom registered broker-dealer and subsidiary of Holdings, is subject to the capital requirements of the Securities and Futures Authority ("SFA") of the United Kingdom. Financial resources, as defined, must exceed the total financial resources requirement of the SFA. At August 31, 1999, LBIE's financial resources of approximately $1.7 billion exceeded the minimum requirement by approximately $575 million. Lehman Brothers Japan Inc.'s Tokyo branch, a regulated broker-dealer, is subject to the capital requirements of the Japanese Ministry of Finance and, at August 31, 1999, had net capital of approximately $347 million which was approximately $57 million in excess of the specified levels required. Certain other non-U.S. subsidiaries are subject to various securities, commodities and banking regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. At August 31, 1999, these other subsidiaries were in compliance with their applicable local capital adequacy requirements. In addition, the Company's "AAA" rated derivatives subsidiaries, Lehman Brothers Financial Products Inc. ("LBFP") and Lehman Brothers Derivative Products Inc. ("LBDP"), have established certain capital and operating restrictions which are reviewed by various rating agencies. At August 31, 1999, LBFP and LBDP each had capital which exceeded the requirement of the most stringent rating agency by approximately $144 million and $30 million, respectively.

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

                                                                                                    Average Fair Value*
                                                                   Fair Value*                       Nine Months Ended
                                                                 August 31, 1999                      August 31, 1999
                                                         --------------------------------- -- ---------------------------------
(in millions)                                               Assets          Liabilities          Assets           Liabilities
-------------------------------------------------------- -------------- -- --------------- -- -------------- --- --------------
Interest rate and currency swaps and options
(including caps, collars and floors)                         $ 3,930            $ 2,709           $ 4,377            $ 2,878
Foreign exchange forward contracts and options                 1,275              1,114             1,324              1,304
Options on other fixed income securities,
mortgage-backed securities forward  contracts and
options                                                          366                401               352                287
Equity contracts (including equity swaps, warrants
and options)                                                   3,030              3,486             2,251              3,123
Commodity contracts (including swaps, forwards
and options)                                                      51                 40                57                 32
                                                         -------------- -- --------------- -- -------------- --- --------------
         Total                                               $ 8,652            $ 7,750           $ 8,361            $ 7,624
                                                         -------------- -- --------------- -- -------------- --- --------------

* Amounts represent carrying value (exclusive of non-cash collateral) and do not include receivables or payables related to exchange-traded futures contracts.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS



                                                                                                     Average Fair Value*
                                                                    Fair Value*                    Twelve Months Ended
                                                                 November 30, 1998                  November 30, 1998
                                                         ----------------------------------  --------------------------------
(in millions)                                               Assets           Liabilities        Assets          Liabilities
-------------------------------------------------------- -------------- -- ----------------  -------------- -- --------------
Interest rate and currency swaps and options
(including caps, collars and floors)                          $5,877             $3,240           $5,550            $3,361
Foreign exchange forward contracts and options                 1,583              1,367            1,724             1,558
Options on other fixed income securities,
mortgage-backed securities forward  contracts and
options                                                          224                214              288               264
Equity contracts (including equity swaps, warrants
and options)                                                   2,128              3,167            2,218             2,946
Commodity contracts (including swaps, forwards
and options)                                                      71                 76              147               146
                                                         -------------- -- ----------------  -------------- -- --------------
         Total                                                $9,883             $8,064           $9,927            $8,275
                                                         -------------- -- ----------------  -------------- -- --------------

* Amounts represent carrying value (exclusive of non-cash collateral) and do not include receivables or payables related to exchange-traded futures contracts.

Assets included in the table above and on the previous page represent the Company's unrealized gains, net of unrealized losses for situations in which the Company has a master netting agreement. Similarly, liabilities represent net amounts owed to counterparties. Therefore, the fair value of assets/liabilities related to derivative contracts at August 31, 1999 represents the Company's net receivable/payable for derivative financial instruments before consideration of collateral. Included within the $8,652 million fair value of assets at August 31, 1999 was $7,988 million related to swaps and other OTC contracts and $664 million related to exchange-traded option and warrant contracts. Included within the $9,883 million fair value of assets at November 30, 1998 was $9,211 million related to swaps and other OTC contracts and $672 million related to exchange-traded option and warrant contracts.

With respect to OTC contracts, including swaps, the Company views its net credit exposure to be $6,389 million at August 31, 1999, representing the fair value of the Company's OTC contracts in an unrealized gain position, after consideration of collateral. Presented below is an analysis of the Company's net credit exposure at August 31, 1999 for OTC contracts based upon actual ratings made by external rating agencies or by equivalent ratings established and utilized by the Company's Credit Risk Management Department.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS




Counterparty                S&P/Moody's                   Net Credit
Risk Rating                 Equivalent                     Exposure
-----------                 ----------                     --------
     1                        AAA/Aaa                        13%
     2                   AA-/Aa3 or higher                   26%
     3                    A-/A3 or higher                    32%
     4                  BBB-/Baa3 or higher                  22%
     5                   BB-/Ba3 or higher                    5%
     6                    B+/B1 or lower                      2%

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

5.  Other Commitments and Contingencies:

In connection with its financing activities, the Company had outstanding commitments under certain lending arrangements of approximately $3.1 billion at August 31, 1999 and $3.7 billion at November 30, 1998. These commitments require borrowers to provide acceptable collateral, as defined in the agreements, when amounts are drawn under the lending facilities. Advances made under the above lending arrangements are typically at variable interest rates and generally provide for over-collateralization based upon the borrowers' creditworthiness.

The Company, through its high yield sales, trading and underwriting activities, makes commitments to extend credit principally to below investment grade borrowers and then sells a significant portion of these commitments through syndication. These commitments, net of syndications and participations, totaled $1.6 billion and $2.0 billion at August 31, 1999 and November 30, 1998, respectively, and are typically secured against the borrowers' assets and have fixed maturity dates. The draw down of these facilities is generally contingent upon certain representations, warranties and contractual conditions applicable to the borrower. Total commitments are not indicative of actual risk or funding requirements as the commitments may not be drawn or fully utilized and the Company will continue to syndicate and/or sell these commitments.

The Company also had lending commitments to high-grade borrowers of $2.3 billion and $675 million at August 31, 1999 and November 30,1998, respectively. These commitments also are

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS


typically secured against the borrowers' assets, have fixed maturity dates, and are generally contingent upon certain representations, warranties and contractual conditions applicable to the borrower. The company generally sells a significant portion of these commitments through syndication

At August 31, 1999 and November 30, 1998, the Company had commitments to invest up to $421 million and $379 million, respectively, directly and through partnerships, in merchant banking and venture capital related investments. These commitments will be funded as required through the end of the respective investment periods, principally expiring in 2004.

In addition to these specific commitments, the Company had various other commitments of approximately $300 million and $335 million at August 31, 1999 and November 30, 1998, respectively.

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

6.  Incentive Plans:

In the third quarter of 1999, the Company delivered 4.7 million shares of its common stock to current and former employees in satisfaction of RSUs awarded in 1994. Substantially all of the shares delivered were funded from the RSU Trust. The Company increased additional paid-in capital by approximately $90 million for the tax effect of the appreciation in the Company's stock price from the grant date to the delivery date. The Company also received 1.4 million shares from current and former employees in satisfaction of applicable tax withholding requirements. Shares received were recorded as treasury stock at an aggregate value of $89 million.

In the third quarter of 1999, the Company also transferred 2.5 million shares of its common stock held in treasury into the RSU Trust. The RSU Trust is included in the Consolidated Statement of Financial Condition as a component of other stockholders' equity. The transfer had no impact on the total stockholders' equity of the Company, as the decrease in treasury stock was offset by a corresponding decrease in additional paid-in capital and other stockholders' equity.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS

7.  Earnings Per Common Share:

Earnings per share was calculated as follows (in millions, except for per share data):


                                                              Three Months                         Nine Months
                                                                  Ended                               Ended
                                                                August 31                           August 31
                                                     --------------------------------    --------------------------------
                                                         1999              1998              1999              1998
                                                     --------------    --------------    --------------    --------------
Numerator:
   Net income                                             $290               $151              $830              $662
   Preferred stock dividends                               (11)               (12)              (85)              (75)
                                                     --------------    --------------    --------------    --------------
   Numerator for basic earnings per share
     -income available to common stockholders              279                139               745               587
   Convertible preferred stock dividends                     4                                   14
                                                     --------------    --------------    --------------    --------------
   Numerator for diluted earnings per share-
     income available to common stockholders
     (adjusted for assumed conversion of
     preferred stock)                                     $283               $139              $759              $587
                                                     ==============    ==============    ==============    ==============
Denominator:
Denominator for basic earnings per share -
weighted-average shares                                  121.3              121.5             121.8             120.9
Effect of dilutive securities:
   Employee stock options                                  3.0                2.6               2.7               2.9
   Restricted stock units                                  2.2                2.1               2.0               2.0
   Preferred shares assumed converted
    into common                                            2.6                                  3.1
                                                     --------------    --------------    --------------    --------------
Dilutive potential common shares                           7.8                4.7               7.8               4.9
                                                     --------------    --------------    --------------    --------------
   Denominator for diluted earnings per
share - adjusted weighted-average shares                  129.1             126.2             129.6             125.8
                                                     ==============    ==============    ==============    ==============

Basic earnings per share                                  $2.30             $1.15             $6.12             $4.86
                                                                                                           ==============
                                                     ==============    ==============    ==============
Diluted earnings per share                                $2.20             $1.10             $5.86             $4.67
                                                     ==============    ==============    ==============    ==============

Preferred Shares are convertible into common shares at a conversion price of approximately $123.00 per share. However, for purposes of calculating dilutive earnings per share, preferred shares are assumed to be converted into common shares when basic earnings per share exceeds preferred dividends per share obtainable upon conversion (approximately $6.15 on an annualized basis).

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

U.S. economic growth remained very strong at the turn of the year leading to a sharp rise in U.S. bond yields, notwithstanding successive external trade and financial shocks in many developing countries. While wage and price inflation remained low, the risk of rising inflationary pressures emanating from a tightening labor market caused the Federal Reserve to raise the Federal funds rate twice, each by 25 basis points, on June 30 and August 24, 1999. Increasing evidence that growth had slowed in the second quarter (to just 1.8%) and a decline in the value of the dollar relative to the yen led to a modest rise in ten-year Treasury yields from 5.6% to 5.9% in the three months ended August, 1999.

The two hikes in interest rates and the risk of potentially more increases constrained the equity markets in the fiscal third quarter despite strong corporate earnings growth. In addition, the decline in the value of the dollar relative to the yen caused concern over whether foreign investors would reduce their U.S. equity holdings. For the third quarter ended August 31, the DJIA and S&P 500 were up 2.2% and 2.0% respectively. However, for the first three quarters of the fiscal year, all three major indices were in positive territory; the DJIA was up 18.6%, the S&P was up 12.3%, and the NASDAQ was up 36.7%.

Unlike conditions in the U.S., European growth weakened in late 1998 as consumer demand failed to offset fully the effects of a growing trade imbalance. In the euro area, official interest rates were cut in December and the European Central Bank's key repo rate was cut by a further 50 basis points in early April. For several months, European bond yields remained within a narrow trading range. By May, however, with the rise in U.S. Treasury yields, combined with European sentiment that growth might be very strong in the second half of the year, yields began to rise, as evidenced by the ten-year German government bond yield, which rose 110 basis points to 5.10% between May and the end of August.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                       CONDITION and RESULTS of OPERATIONS


From its creation at the beginning of January, the euro fell in a straight line by a little over 12.5% against the U.S. dollar to $/euro 1.05 by the middle of July. Previous expectations of a positive start to the EMU experiment were disappointed. The main reasons for the decline appeared to have resulted from the very different cyclical positions of the U.S. and European economies, as well as fears that Europe was not dealing with its structural and fiscal problems. However, signs of stronger European growth in late July and August caused a recovery to around $/euro 1.06.

European equities broadly tracked movements in the U.S. stock market over the nine months ended August, 1999, returning 12% in local currency terms. Much of this rise was generated in the first two quarters and was supported by the recovery in economic activity across Europe along with low interest and inflation rates. The summer ushered in a more difficult environment for equities, as concerns in the U.S. spilled over into Europe.

Far Eastern markets significantly outperformed both the U.S. and European markets over the period as a whole. A 25% gain (FT/S&P Pacific Basin, in local currency) was underpinned by the upturn in regional growth, progress on recapitalizing the Japanese banks and sharp declines in interest rates outside of Japan. With the Japanese economy starting to strengthen, the yen appreciated from 121 yen/dollar to 109 yen/dollar during the three months ended August 31, 1999.

Corporate Finance Advisory activities continued at near record levels. Industrywide, the volume of announced transactions soared to approximately $2 trillion. The first nine months of 1999 also reflected a steady advance of merger and acquisition activity involving European companies and cross-border mergers and acquisitions. Merger and acquisition activities continued to reflect the trends of consolidation, deregulation and globalization across industry sectors and across borders.











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

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                       CONDITION and RESULTS of OPERATIONS


Results of Operations
For the Three Months Ended August 31, 1999 and 1998

The Company reported net income of $290 million for the third quarter ended August 31, 1999, representing an increase of 92% from net income of $151 million for the third quarter ended August 31, 1998. Earnings per common share (diluted) increased to $2.20 for the third quarter of 1999 from $1.10 for the third quarter of 1998.

Net revenues increased to $1,356 million for the third quarter of 1999 from $930 million for the third quarter of 1998. Consistent with the Company's strategy to grow higher margin businesses and diversify its revenue base, a greater proportion of revenues were generated in the combined businesses of equities and investment banking, both of which experienced a record quarter. The growth in net revenues was also aided by increased business in Europe as well as favorable comparisons to a difficult market environment in the prior year.

Compensation and benefits expense as a percentage of net revenues was 50.7% for both the third quarter of 1999 and 1998, reflecting the eighteenth successive quarter of consistent compensation levels relative to net revenues. Nonpersonnel expenses were $251 million in the third quarter of both fiscal 1999 and fiscal 1998. Increased net revenues and unchanged expense levels led to an increase in the Company's pretax operating margin to 30.8% in the third quarter of fiscal 1999 from 22.3% in the third quarter of fiscal 1998.

In the following table of net revenues, the Company has been segregated into four major business units: equity, fixed income, corporate finance advisory and merchant banking. Net revenues from the Company's market-making and trading activities in equity and fixed income products are recognized as either principal transactions or net interest revenues depending upon the method of financing and/or hedging related to specific inventory positions. The Company evaluates its trading strategies on an overall profitability basis which includes both principal transactions revenues and net interest. Therefore, changes in net interest should not be viewed in isolation but should be viewed in conjunction with revenues from principal transactions. Each business unit represents a grouping of financial activities and products with similar characteristics. These business activities result in revenues that are recognized in multiple revenue categories contained in the Company's Consolidated Statement of Income. Net revenues by business unit contain certain internal allocations, including funding costs, which are centrally managed.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                       CONDITION and RESULTS of OPERATIONS

Three Months Ended August 31, 1999

                                           Principal
                                        Transactions and                        Investment
                                          Net Interest       Commissions          Banking          Other       Total
-------------------------------------- ------------------- ------------------ ------------------ ------------ -----------
Equity                                          $392              $136               $122              $ 2      $  652
Fixed Income                                     290                10                244                3         547
Corporate Finance Advisory                        (3)                                 145                          142
Merchant Banking                                  (6)                                 (13)                         (19)
Other                                              1                 5                                  28          34
-------------------------------------- ------------------- ------------------ ------------------ ------------ -----------
                                                $674              $151               $498             $ 33      $1,356
-------------------------------------- ------------------- ------------------ ------------------ ------------ -----------

Three Months Ended August 31, 1998

                                           Principal
                                        Transactions and                        Investment
                                           Net Interest      Commissions          Banking         Other       Total
-------------------------------------- ------------------- ------------------ ------------------ ----------- -----------
Equity                                         $  39              $121               $117                       $ 277
Fixed Income                                     301                11                181             $(79)       414
Corporate Finance Advisory                        (2)                                 155                         153
Merchant Banking                                 (11)                                  40                          29
Other                                             25                 5                                  27         57
-------------------------------------- ------------------- ------------------ ------------------ ----------- -----------
                                                $352              $137               $493             $(52)     $ 930
-------------------------------------- ------------------- ------------------ ------------------ ----------- -----------

Equity. Equity net revenues reflect equity underwriting, customer flow activities (both institutional and high-net-worth retail), secondary trading and derivative and financing activities related to equity products. The Company's equity net revenues increased 135% to a record high of $652 million for the third quarter of 1999 from $277 million for the third quarter of 1998. Higher revenues in the U.S. and Europe are primarily attributable to continued strong customer flow in both cash and derivative products, an increase in syndicate activity and a strong contribution from equity arbitrage. The increase in revenues also benefited from favorable comparisons to a difficult market environment in the prior year.

Fixed Income. The Company's fixed income net revenues reflect debt underwriting, customer flow activities (both institutional and high-net-worth retail), secondary trading and financing activities related to fixed income products. Fixed income products include dollar- and non-dollar government securities, mortgage- and asset-backed securities, money market products, dollar- and non-dollar corporate debt securities, emerging market securities, municipal securities, financing (global access to debt financing sources including repurchase and reverse repurchase agreements), foreign exchange, and fixed income derivative products. Fixed income net revenues increased 32% to $547 million for the third quarter of 1999 from $414 million recognized in the third

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                       CONDITION and RESULTS of OPERATIONS

quarter of 1998. The increase in the third quarter results from the prior year's quarter is attributable to stronger syndicate activity and increased institutional customer flow across most fixed income products. Third quarter 1998 performance reflected the revenue impact of difficult market conditions in Russia and other emerging markets, which also led to credit spread widening across a range of fixed income products.

Corporate Finance Advisory. Corporate finance advisory net revenues, classified in the Consolidated Statement of Income as a component of investment banking revenues, result primarily from fees earned by the Company in its role as strategic advisor to its clients. This role consists of advising clients on mergers and acquisitions, divestitures, leveraged buyouts, financial restructurings, and a variety of cross-border transactions. Net revenues from corporate finance advisory activities were $142 million for the third quarter of 1999 down from $153 million for the third quarter of 1998, but up 11% from the second quarter of 1999. The Company ended the quarter with a strong transaction pipeline which stood at $174 billion in terms of total dollar value based on information supplied by Securities Data Company.

Merchant Banking. The Company is the general partner for eleven active merchant banking and venture capital partnerships and also invests directly in other merchant banking and venture capital transactions. Current merchant banking investments include both publicly traded and privately held companies. Merchant banking net revenues represent net realized and unrealized gains and losses from the revaluation of these investments. Such amounts are classified in the Consolidated Statement of Income as a component of investment banking revenues. Merchant banking net revenues also reflect the net interest expense related to the financing of the Company's investment in the partnerships. Merchant banking net revenues were $(19) million for the third quarter of 1999, down $48 million from the third quarter of 1998. The decrease is the result of unrealized losses on several publicly traded positions.

Non-Interest Expenses. Non-interest expenses were $939 million for the third quarter of 1999 and $723 million for the third quarter of 1998. Compensation and benefits expense as a percentage of net revenues remained unchanged from the prior year quarter at 50.7%. Nonpersonnel expenses were $251 million in both the third quarter of 1999 and 1998, reflecting the Company's continued emphasis on maintaining strict cost controls. Nonpersonnel expenses declined as a percentage of net revenues to 18.5% for the third quarter of 1999 from 27.0% for the third quarter of 1998.

Income Taxes. The Company's income tax provision was $112 million for the third quarter of 1999 compared to $56 million for the third quarter of 1998. The effective tax rate was 27% for both the third quarter of 1999 and 1998. The Company estimates its 1999 effective tax rate to be approximately 28% compared to 30% in 1998. In accordance with generally accepted accounting principles, the Company adjusted its effective tax rate to reflect its revised full year estimate.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                       CONDITION and RESULTS of OPERATIONS

Results of Operations
For the Nine Months Ended August 31, 1999 and 1998

The Company reported net income of $830 million for the nine months ended August 31, 1999, representing an increase of 25% from net income of $662 million for the nine months ended August 31, 1998. Earnings per common share (diluted) increased to $5.86 for the nine months of 1999 from $4.67 for the nine months of 1998. Included in the 1999 and 1998 earnings per share computation was the recognition of $50 million in dividends on the Company's Redeemable Voting Preferred Stock. American Express Company and Nippon Life Insurance Company are entitled to receive an annual non-cumulative preferred dividend equal to 50 percent of the amount by which the company's net income for the full fiscal year exceeds $400 million, up to a maximum of $50 million per year, through 2002.

Net revenues increased to a record $3,929 million for the first nine months of 1999 from $3,448 million for the first nine months of 1998. The increase in net revenues was driven by an overall increase in customer flow activities across a broad array of fixed income and equity products. Consistent with the Company's strategy to achieve a better balance between its businesses and to grow its higher margin businesses, a greater proportion of the Company's net revenues were generated in equities and investment banking over the current period.

Compensation and benefits expense as a percentage of net revenues was 50.7% for both the first nine months of 1999 and 1998. Nonpersonnel expenses were $745 million in the nine months of fiscal 1999 compared to $741 million in the nine months of fiscal 1998. Increased net revenues and essentially unchanged expense levels led to an increase in the Company's pretax operating margin to 30.3% for the first nine months of fiscal 1999 from 27.8% in the first nine months of fiscal 1998.

In the following table of net revenues, the Company has been segregated into four major business units: equity, fixed income, corporate finance advisory and merchant banking. Net revenues from the Company's market-making and trading activities in equity and fixed income products are recognized as either principal transactions or net interest revenues depending upon the method of financing and/or hedging related to specific inventory positions. The Company evaluates its trading strategies on an overall profitability basis which includes both principal transactions revenues and net interest. Therefore, changes in net interest should not be viewed in isolation but should be viewed in conjunction with revenues from principal transactions. Each business unit represents a grouping of financial activities and products with similar characteristics. These business activities result in revenues that are recognized in multiple revenue categories contained in the Company's Consolidated Statement of Income. Net revenues by business unit contain certain internal allocations, including funding costs, which are centrally managed.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                       CONDITION and RESULTS of OPERATIONS

Nine Months Ended August 31, 1999

                                           Principal
                                        Transactions and                          Investment
                                          Net Interest         Commissions          Banking          Other       Total
-------------------------------------- ------------------- ------------------ ------------------ ------------ -----------
Equity                                       $   835              $425               $303              $ 8        $1,571
Fixed Income                                   1,311                27                565               10         1,913
Corporate Finance Advisory                       (11)                                 378                            367
Merchant Banking                                 (16)                                  40                             24
Other                                              2                13                                  39            54
-------------------------------------- ------------------- ------------------ ------------------ ------------ -----------
                                              $2,121              $465             $1,286              $57        $3,929
-------------------------------------- ------------------- ------------------ ------------------ ------------ -----------

Nine Months Ended August 31, 1998

                                           Principal
                                        Transactions and                          Investment
                                          Net Interest         Commissions          Banking         Other       Total
-------------------------------------- ------------------- ------------------ ------------------ ----------- -----------
Equity                                       $   326              $336               $299             $  4     $  965
Fixed Income                                   1,397                28                558              (74)     1,909
Corporate Finance Advisory                        (4)                                 355                         351
Merchant Banking                                 (17)                                 125                         108
Other                                             26                14                 (1)              76        115
-------------------------------------- ------------------- ------------------ ------------------ ----------- -----------
                                              $1,728              $378             $1,336              $ 6     $3,448
-------------------------------------- ------------------- ------------------ ------------------ ----------- -----------

Equity. Equity net revenues reflect equity underwriting, customer flow activities (both institutional and high-net-worth retail), secondary trading and derivative and financing activities related to equity products. The Company's equity net revenues increased 63% to $1,571 million for the first nine months of 1999 from $965 million for the first nine months of 1998. Higher revenues in the U.S. and Europe resulted from increased customer flow activity in cash and derivative products and a strong contribution from equity arbitrage.

Fixed Income. The Company's fixed income net revenues reflect debt underwriting, customer flow activities (both institutional and high-net-worth retail), secondary trading and financing activities related to fixed income products. Fixed income products include dollar- and non-dollar government securities, mortgage and asset-backed securities, money market products, dollar- and non-dollar corporate debt securities, emerging market securities, municipal securities, financing (global access to debt financing sources including repurchase and reverse repurchase agreements), foreign exchange, and fixed income derivative products. Fixed income net revenues of $1,913 million for the nine months of 1999 were relatively flat compared to 1998 with an increase in syndicate activity being partially offset by reduced customer flow activity.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                       CONDITION and RESULTS of OPERATIONS

Corporate Finance Advisory. Corporate finance advisory net revenues, classified in the Consolidated Statement of Income as a component of investment banking revenues, result primarily from fees earned by the Company in its role as strategic advisor to its clients. This role consists of advising clients on mergers and acquisitions, divestitures, leveraged buyouts, financial restructurings, and a variety of cross-border transactions. Net revenues from corporate finance advisory activities increased 5% to $367 million for the first nine months of 1999, versus the $351 million recognized in the first nine months of 1998.

Merchant Banking. The Company is the general partner for eleven active merchant banking partnerships and also invests directly in other merchant banking and venture capital transactions. Current merchant banking and venture capital investments include both publicly traded and privately held companies. Merchant banking net revenues represent net realized and unrealized gains and losses from the revaluation of these investments. Such amounts are classified in the Consolidated Statement of Income as a component of investment banking revenues. Merchant banking net revenues also reflect the net interest expense related to the financing of the Company's investment in the partnerships. Merchant banking net revenues were $24 million for the first nine months of 1999, down from $108 million in the first nine months of 1998 due to lower unrealized gains on several publicly traded positions.

Non-Interest Expenses. Non-interest expenses were $2,737 million for the first nine months of 1999 and $2,490 million for the first nine months of 1998. Compensation and benefits expense as a percentage of net revenues remained unchanged from the prior year period at 50.7%. Nonpersonnel expenses were $745 million in the first nine months of 1999 compared to $741 million for the comparable 1998 period, reflecting the Company's continued emphasis on maintaining strict cost controls. Nonpersonnel expenses declined as a percentage of net revenues to 19.0% for the nine months of 1999 from 21.5% for the comparable period in 1998.

Income Taxes. The Company's income tax provision was $334 million for the nine months of 1999 compared to $296 million for the nine months of 1998. The effective tax rate was 28% for the nine months of 1999 and 31% for the nine months of 1998. The decrease in the effective tax rate relates primarily to the effect of a more favorable mix of earnings (foreign vs. domestic) and an increase in tax benefits attributable to income and transactions subject to preferential tax treatment.

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

Total Capital Total Capital was $36.5 billion at August 31, 1999 compared to $32.8 billion at November 30, 1998. The net increase in Total Capital resulted from increases in long-term debt of $2.5 billion, the issuance of $710 million of Trust Preferred Securities, the retention of earnings, and amortization and credits associated with RSU awards. These were offset by repurchases of common stock (to fund restricted stock units and option awards) and $150 million (3.8 million shares) of convertible Series B Preferred Stock.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                       CONDITION and RESULTS of OPERATIONS


                                      August 31             November 30
(in millions)                           1999                   1998
-------------------------------------------------------  -----------------------
Long-term Debt

    Senior Notes                     $ 26,577                 $ 23,873
    Subordinated Indebtedness           3,280                    3,468
                                     --------                 --------
                                       29,857                   27,341

Trust Preferred Securities                710

Stockholders' Equity

    Preferred Equity                      758                      908
    Common Equity                       5,192                    4,505
                                        -----                    -----
                                        5,950                    5,413
-------------------------------------------------------  -----------------------
Total Capital                        $ 36,517                 $ 32,754
-------------------------------------------------------  -----------------------

During the first nine months of 1999, the Company issued $7.8 billion in long-term debt and had $5.0 billion in long-term debt mature. The weighted-average maturity of long-term debt was 3.7 years at August 31, 1999 and
3.5 years at November 30, 1998.

In the first and second quarter of 1999, trusts wholly owned by the Company issued $710 million of preferred securities which are subject to mandatory redemption. Additional information about the first and second quarter issuances can be found in the Company's February 28, 1999 and May 31, 1999 Form 10-Q's, respectively.

In January 1999, the Company announced it was extending its previously announced
7.5 million share buyback program by an additional 2.0 million shares. The Company has achieved its target of 9.5 million shares and still plans to repurchase approximately 1.0 million additional shares during the remainder of the year as a result of revising its buyback policy.

Secured Funding. The Company strives to maximize the portion of the Company's balance sheet that is funded on a secured basis. Secured Funding includes securities and other financial instruments sold but not yet purchased, as well as collateralized short-term financings, defined as securities sold under agreements to repurchase ("repos") and securities loaned. Because of their secured nature, OECD government repos and other investment grade types of collateralized borrowings are less credit-sensitive and have historically been a stable financing source irrespective of market conditions. At August 31, 1999 and November 30, 1998, $138 billion and $92 billion, respectively, of the Company's total balance sheet of $202 billion and $154 billion at August 31, 1999 and November 30, 1998, respectively, were financed on a secured basis.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                       CONDITION and RESULTS of OPERATIONS


By maximizing its use of secured funding, the Company minimizes its reliance on unsecured funding. As of August 31, 1999 and November 30, 1998, commercial paper and short-term debt outstanding was $6.7 billion. Of these amounts, commercial paper outstanding as of August 31, 1999 and November 30, 1998, was $4.0 billion and $3.6 billion, respectively.

Year 2000 Funding Strategy. The Company has expanded the focus of its Liquidity Management process to include the effects of potential market disruptions related to Year 2000.

Although the Company cannot anticipate all potential disruptions that may arise due to the century date change and their effect on liquidity, the Company has implemented a Year 2000 liquidity management strategy, including contingency plans and action steps, in an attempt to mitigate the impact of these disruptions on the Company.

Specific action steps currently in progress include extending the maturity of financing trades, both secured and unsecured, to build an appropriate term structure through the fourth calendar quarter of 1999 and into the first calendar quarter of 2000. In addition, the Company continues to build a funded surplus across currencies to meet unanticipated needs.

Back-Up Credit Facilities. In April, 1999 Holdings entered into a Revolving Credit Agreement (the "Credit Agreement") with a syndicate of banks. Under the terms of the Credit Agreement, the banks have committed to provide up to $2 billion for up to 364 days. Any loans outstanding on the commitment termination date may be extended for up to an additional year at the option of Holdings. The Credit Agreement contains covenants which require, among other things, that the Company maintain specified levels of liquidity and tangible net worth, as defined.

In July, 1999 the Company entered into a $1 billion Committed Securities Repurchase Facility (the "Facility") for LBIE, the Company's major operating entity in Europe. The Facility provides secured multi-currency financing for a broad range of collateral types. Under the terms of the Facility, the bank group will agree to provide funding for up to one year on a secured basis. Any loans outstanding on the commitment termination date may be extended for up to an additional year at the option of LBIE. The Facility contains covenants which require, among other things, that LBIE maintain specified levels of tangible net worth.

There are no borrowings outstanding under either the Credit Agreement or the Facility. The Company may use the Credit Agreement and the Facility for general corporate purposes from time to time. The Company has maintained compliance with the applicable covenants for both the Credit Agreement and the Facility at all times.

Balance Sheet. The Company's total assets increased to $202.0 billion at August 31, 1999 from $153.9 billion at November 30, 1998. The Company's adjusted total assets, defined as total assets less the lower of securities purchased under agreements to resell or securities sold under agreements to repurchase were $136.1 billion at August 31, 1999 compared to $111.5 billion at November 30, 1998. The Company believes adjusted total assets is a more effective measure of

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                       CONDITION and RESULTS of OPERATIONS


evaluating balance sheet usage when comparing companies in the securities industry. The rise in adjusted total assets reflects increases in government and agency and corporate equity inventory levels associated with expanded customer flow activities. The remaining increase in total assets was driven by a higher level of secured customer financing activities.

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

Financial Leverage. Balance sheet leverage ratios are one measure used to evaluate the capital adequacy of a company. Leverage ratios are commonly calculated using either total assets or adjusted total assets divided by total stockholders' equity and trust preferred securities. The Company believes that the adjusted leverage ratio is a more effective measure of financial risk when comparing companies in the securities industry. The Company's adjusted leverage ratios based on adjusted total assets were 20.4x at August 31, 1999 and 20.6x at November 30, 1998. The Company's average adjusted leverage ratio was 20.8x and 25.6x for the quarters ended August 31, 1999 and November 30, 1998, respectively. The Company is operating at lower levels of adjusted leverage as a result of increased growth in its equity base relative to adjusted total assets. Due to the nature of the Company's sales and trading activities, the overall size of the Company's assets and liabilities fluctuates from time to time and at specific points in time may be higher than the fiscal quarter ends or the quarterly average.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                       CONDITION and RESULTS of OPERATIONS

Credit Ratings

The Company, like other companies in the securities industry, relies on external sources to finance a significant portion of its day-to-day operations. The Company's access to and cost of funding is generally dependent upon its short- and long- term debt ratings. On August 5, 1999, Moody's upgraded Holdings senior debt from Baa1 to A3, its long-term debt issuer rating from Baa1 to A3, its subordinated debt from Baa3 to Baa1, its junior subordinated debt from Baa3 to Baa2 and its preferred stock from baa3 to baa1. Moody's also upgraded LBI's senior debt from (P)A3 to (P)A2, its subordinated debt from Baa1 to A3 and its commercial paper from Prime-2 to Prime-1. As of August 31, 1999 the short- and long-term debt ratings of Holdings and LBI were as follows:


                                                          Holdings                                  LBI
                                              ----------------------------------     -----------------------------------
                                                Short-term        Long-term            Short-term       Long-term**
--------------------------------------------- --------------- ------------------ --- --------------- -------------------
Duff & Phelps Credit Rating Co.                    D-1                A                   D-1               A/A-
Fitch IBCA, Inc.                                   F-1                A                   F-1               A/A-
Moody's                                            P-2               A3                   P-1              A2*/A3
Standard & Poor's Corp.                            A-1                A                   A-1              A+*/A
Thomson BankWatch                                 TBW-1               A                  TBW-1              A+/A

*   Provisional ratings on shelf registration
** Senior/subordinated

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                       CONDITION and RESULTS of OPERATIONS


Other

High Yield Securities and Lending Activities. The Company underwrites, trades, invests and makes markets in high yield corporate debt securities. The Company also syndicates, trades and invests in loans to below investment grade-rated companies. For purposes of this discussion, high yield debt instruments are defined as securities or loans to companies rated BB+ or lower, or equivalent ratings by recognized credit rating agencies, as well as non-rated securities or loans which, in the opinion of management, are non-investment grade. Non-investment grade securities generally involve greater risks than investment grade securities due to the issuer's creditworthiness and the liquidity of the market for such securities. In addition, these issuers have higher levels of indebtedness, resulting in an increased sensitivity to adverse economic conditions. The Company recognizes these risks and aims to reduce market and credit risk through the diversification of its products and counterparties. High yield debt instruments are carried at market value, and unrealized gains or losses for these securities are reflected in the Company's Consolidated Statement of Income. The Company's portfolio of such instruments at August 31, 1999 and November 30, 1998 included long positions with an aggregate market value of approximately $2.8 billion and $2.3 billion, respectively, and short positions with an aggregate market value of approximately $142 million and $189 million, respectively. The Company may, from time to time, mitigate its net exposure to any single issuer through the use of derivatives and other financial instruments.

Additional information about the Company's High Yield Securities and Lending Activities, including related commitments, can be found in Note 5 to the Consolidated Financial Statements (Other Commitments and Contingencies).

Merchant Banking. At August 31, 1999, the Company's investment in merchant banking and venture capital partnerships totaled $199 million and direct merchant banking and venture capital investments totaled $291 million. The Company's merchant banking and venture capital activities include investments in eleven partnerships, for which the Company acts as general partner, as well as direct investments. The Company's policy is to carry its investments, including its partnership interests, at fair value based upon the Company's assessment of the underlying investments. Additional information about the Company's merchant banking activities, including related commitments, can be found in Note 5 to the Consolidated Financial Statements (Other Commitments and Contingencies).

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

The Company incurs short-term interest rate risk when facilitating the orderly flow of customer transactions through the maintenance of government and high-grade corporate bond inventories. Market-making in high yield instruments exposes the Company to additional risk due to potential variations in credit spreads. Trading in international markets exposes the Company to spread risk between the term structure of interest rates in differing countries. Mortgage-related securities are subject to prepayment risk and changes in the level of interest rates. Trading in derivatives and structured products exposes the Company to changes in the level and volatility of interest rates. The Company actively manages interest rate risk through the use of interest rate futures, options, swaps, forwards, and offsetting cash market instruments. Inventory holdings, concentrations and agings are monitored closely and used by management to selectively hedge or liquidate undesirable exposures.

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

Average value at risk computed in this manner was $35.4 million and $18.6 million for the periods ended August 31, 1999 and November 30, 1998, respectively. Average value at risk increased in 1999 compared to 1998 because of the extreme market volatility during the August-October 1998 period. Average value at risk for the third quarter ended August 31, 1999 was $20.2 million and excludes the effects of the August-October 1998 period.

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

The Company established a team in 1996 to modify or replace and then test the appropriate software and equipment to ensure that year 2000 issues were addressed. The Company presently believes that, with modifications to existing software and conversions to new software, the year 2000 issue has been resolved for all the Company's own critical systems worldwide .

In its approach to the year 2000 problem, the Company has been guided by a three-step methodology. The steps are:

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

Testing for year 2000 compliance was organized into three phases. Phase one involved testing individual applications or groups of applications on mainframe or on distributed platforms. Consultants were engaged to assist with the testing of distributed applications classified as highly critical. Phase two involved real-time testing across platforms (integration testing). Phase three involved testing applications between firms (external testing). Each of these phases has been pursued in a worldwide effort coordinated in New York, London and Tokyo, where project teams and segregated lab environments were established.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                       CONDITION and RESULTS of OPERATIONS

External testing itself was performed in three steps. "Point-to-point" testing confirms that application interfaces between the Company and individual services and utilities function correctly. Point-to-point testing began in February 1998, and every scheduled test was successfully completed. Several firms have scheduled additional tests, in which the Company will participate. "Beta" testing for a product followed Point-to-point testing and was a dress rehearsal for industrywide testing. Beta testing was only performed in the U.S. and is complete. Many of the markets are not providing Industrywide testing, but they are providing some amount of end-to-end testing, where data is passed to more than one exchange or utility. Industrywide testing followed beta testing as the final external testing step, and is also complete.

The Company has taken a leading role in the industry's efforts to deal with the year 2000 issue by actively participating and in some cases, leading, industrywide testing efforts. Lehman Brothers chaired the Participants' Industrywide Testing Subcommittee of the Securities Industry Association (SIA) which, with partners such as exchanges, depositories, market data vendors and buy-side firms, set up, refined and coordinated industrywide testing in the United States. Industrywide testing is the forum in which firms within the financial industry test the applications that transfer data between them. These tests started in March 1999 and have been completed.

In addition to its leadership in U.S. testing efforts, through membership in the Executive Committee of Global 2000, a group of international financial firms, the Company is participating in the coordination of global year 2000 readiness in the financial community.

In 1998, the Company participated in two Beta tests in the U.S., for the SIA and for the Futures Industry Association (FIA). The Company has also participated in the SIA Money Market Beta Test, the Mortgage-Backed Securities Clearing Corporation Test, the Participant Trust Company Mortgage Test and the Government Securities Clearing Corporation Test, and the SIA Market Data Beta Test. In March and April of 1999, the Company participated in the SIA Industrywide Test, as well as the Stock Loan Test. In May 1999, the Company participated in the SIA Market Data Test. The Company has also participated in a variety of point-to-point overseas tests in the United Kingdom, Japan, Hong Kong, and Singapore. The Company has also participated in testing in Germany, Italy, Sweden, and France. In 1998 and 1999, the Company participated in the following tests in the United Kingdom: the Central Gilts Office (CGO), CREST, London Stock Exchange, London International Financial Futures Exchange, and EuroClear. Other European tests the Company has been involved in include Cedborsa (Italy), Deutsche Borse Eurex (Germany), and Sicovam/SBF/Matif (France). Asian tests completed include the Tokyo Stock Exchange, Bank of Japan, Osaka Stock Exchange, Tokyo International Financial Futures Exchange, Hong Kong Futures Exchange, Stock Exchange of Hong Kong, the Hong Kong Securities Clearing Corporation, and the Singapore International Monetary Exchange.

The Company also serves as a member of the Custody 2000 Working Group whose goal is to assist the financial community in the assessment of year 2000 readiness of custodians in a variety of global markets. The Custody 2000 Working Group has

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                       CONDITION and RESULTS of OPERATIONS

conducted proxy testing of selected sub-custodians in a number of markets globally. The Company has also participated in the Custody 2000 testing effort to check the readiness of cash and securities settlement systems globally.

All tests, in which the Company participated, were successfully completed.

Year 2000 also affects building and infrastructure systems. The Company has completed a global effort to ensure that key headquarters and office locations are compliant. Critical areas include facilities components such as building management systems, elevators, heating systems, security and fire alarm systems, electrical and other building services. The Company's Global Infrastructure Support organization managed the upgrading of critical telecommunications, network, and other systems for year 2000 readiness.

However, even if these changes are successful, the Company remains at risk from year 2000 failures caused by third parties. Externally, the Company is an active participant in the SIA Third Party Vendor Committee. Internally, the Company is evaluating efforts of key counterparties, banks, exchanges, agencies, utilities and suppliers, among others, to assess and remediate their year 2000 issues. As part of this effort, the Third Party Vendor team has inventoried and has sent surveys to vendors whose software and hardware products the Company uses and whose services the Company employs to determine their year 2000 readiness. Vendors who did not supply adequate information were replaced. In addition, the Company performed tests on certain mission-critical vendor products to ensure year 2000 readiness. To date the Company has received information from all critical (materially important) vendors.

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

Additionally, general uncertainty regarding the success of remediation may cause many market participants to reduce their market activities temporarily as they address and assess their year 2000 efforts in 1999. This could result in a general reduction in market activities and revenue opportunities in late 1999 and early 2000. Management cannot predict the magnitude of any such reduction or its impact on the Company 's financial results. However, the Company's Risk Management Department continues to evaluate third party and credit risks posed by Y2K. Recognizing the uncertainty of external dependencies, the Company has also prepared a contingency plan that identifies potential Y2K problems, strategies to minimize either their likelihood or impact and contingency plans to be invoked should they occur. The plan includes backup processes that do not

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                       CONDITION and RESULTS of OPERATIONS

rely on computer systems, where appropriate. The contingency plans have been completed and approved by management, but remain subject to revision in response to new information about year 2000 risks as such information becomes available. Completion of risk mitigation strategies and testing of contingency plans will continue through the fourth quarter.

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

The Company's total year 2000 project cost is based on presently available information. The total remaining cost of the year 2000 project is estimated at approximately $17 million, which will be funded through operating cash flow and expensed as incurred between now and the first half of next year. The Company has incurred and expensed approximately $16 million in 1997, $31 million in 1998, and $24 million through August 31, 1999, related to the year 2000 project.

The costs of year 2000 testing, modifications and/or replacements and the date on which the Company plans to complete the project are based on management's best estimates. These estimates were derived using numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors.

New Accounting Standards

In September 1999, the FASB issued an Exposure Draft, "Business Combinations and Intangible Assets." The proposal would eliminate the use of the pooling-of-interests method and require that all business combinations be accounted for using the purchase method. The Exposure Draft would also require goodwill arising from the application of the purchase method to be written off over a maximum 20-year amortization period, which is shorter than the current 40-year period. The provisions of the Exposure Draft related to business combinations is expected to be applied only for those business combinations initiated after the issuance of a final statement, projected to be late in 2000.

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

Although there can be no assurance as to the ultimate outcome, the Company has denied, or believes it has meritorious defenses and will deny, liability in all significant cases pending against it including the matters described below, and intends to defend vigorously each such case, and based on information currently available and established reserves, the Company believes that the eventual outcome of the actions against it, including the matters described below, will not, in the aggregate, have a material adverse effect on its business or consolidated financial condition.

Bamaodah v. E.F. Hutton & Company Inc. (Reported in Holdings' Annual Report on Form 10-K and Second Quarter Report on Form 10-Q)

The hearing moved to October, 1999 has been further adjourned to November, 1999.

Actions Relating to the Sales and Marketing of Limited Partnerships. (Reported in Holdings' Annual Report on Form 10-K and First Quarter Report on Form 10-Q)

Klein, et al. v. Lehman Brothers Inc., et al. Plaintiffs withdrew their appeal and it was dismissed with prejudice.

Bruss, et al. v. Lehman Brothers Inc., et al. At a hearing on September 24, 1999, the court granted the defendants' motion to dismiss the complaint without prejudice and with leave to file an amended complaint by November 30, 1999.

In re MobileMedia Securities Litigation (Reported in Holdings' Annual Report on Form 10-K)

The parties have reached an agreement in principle to settle the action, subject to final documentation and court approval.

AIA Holding SA et al. v. Lehman Brothers Inc. and Bear Stearns & Co., Inc. (Reported in Holdings' Annual Report on Form 10-K)

The Court has ordered the plaintiffs divided into 14 groups of 20 for trial purposes. The first trial is scheduled to commence in the third quarter of 2000.

ITEM 6   Exhibits and Reports on Form 8-K

The following exhibits and reports on Form 8-K are filed as part of this Quarterly Report, or where indicated, were heretofore filed and are hereby incorporated by reference:

(a)  Exhibits:

     12 Computation in Support of Ratio of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Dividends

     27   Financial Data Schedule

(b)   Reports on Form 8-K:

     1.   Form 8-K dated July 22, 1999,  Item 7.

     2.   Form 8-K dated September 23, 1999, Items 5 and 7.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             LEHMAN BROTHERS HOLDINGS INC.
                                                     (Registrant)




Date:    October 14, 1999                    By:  /s/ John Cecil
                                                  --------------------------
                                                  Chief Financial and
                                                  Administrative Officer
                                                  (Principal Financial Officer)

                                  EXHIBIT INDEX



Exhibit No.    Exhibit

Exhibit 12 Computation in Support of Ratio of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Dividends

Exhibit 27     Financial Data Schedule

                                                                      Exhibit 12

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
             COMPUTATION of RATIOS of EARNINGS to FIXED CHARGES and
              COMBINED FIXED CHARGES and PREFERRED STOCK DIVIDENDS
                              (Dollars in millions)
                                   (Unaudited)





                                             For the       For the       For the       For the        For the       For the
                                              Eleven        Twelve        Twelve        Twelve         Twelve         Nine
                                              Months        Months        Months        Months         Months        Months
                                              Ended         Ended         Ended         Ended          Ended         Ended
                                           November 30   November 30   November 30   November 30    November 30    August 31
                                               1994          1995          1996          1997           1998          1999
                                           ------------- ------------- ------------- -------------  ------------- -------------
Pre-tax earnings from continuing
operations                                      $   193       $   369       $   637       $   937       $  1,052     $   1,192

Add: Fixed charges (excluding
     capitalized interest)                        6,494        10,449        10,852        13,043         15,813        10,383
                                           ------------- ------------- ------------- -------------  ------------- -------------

Pre-tax earnings before fixed charges             6,687        10,818        11,489        13,980         16,865        11,575
                                           ============= ============= ============= =============  ============= =============

Fixed charges:
Interest                                          6,452        10,405        10,816        13,010         15,781        10,359
Other (a)                                            46            72            50            41             47            63
                                           ------------- ------------- ------------- -------------  ------------- -------------
Total fixed charges                               6,498        10,477        10,866        13,051         15,828        10,422
                                           ------------- ------------- ------------- -------------  ------------- -------------

Preferred stock dividend requirements                58            64            58           109            124           146
                                           ------------- ------------- ------------- -------------  ------------- -------------

Total combined fixed charges and
preferred stock dividends                      $  6,556     $  10,541      $ 10,924     $  13,160       $ 15,952     $  10,568
                                           ============= ============= ============= =============  ============= =============

RATIO OF EARNINGS TO FIXED
CHARGES                                            1.03          1.03          1.06          1.07           1.07          1.11

RATIO OF EARNINGS TO COMBINED
FIXED CHARGES AND PREFERRED
STOCK DIVIDENDS                                    1.02          1.03          1.05          1.06           1.06          1.10






































(a) Other fixed charges consist of the interest factor in rentals and capitalized interest.