Form 10-K
period 1999-11-30
LEHMAN BROTHERS HOLDINGS INC
filed 2000-02-28
CIK 806085

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         ------------------------------
                                   FORM 10-K

(MARK ONE)


   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1999

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
    (State or other jurisdiction of            (I.R.S. Employer Identification No.)
    incorporation or organization)
       3 WORLD FINANCIAL CENTER                               10285
          NEW YORK, NEW YORK                                (Zip Code)
    (Address of principal executive
               offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (212) 526-7000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                               NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                                             ON WHICH REGISTERED
-------------------                                            ---------------------
Common Stock, $.10 par value                                  New York Stock Exchange
                                                                Pacific Exchange
Depositary Shares representing 5.94% Cumulative Preferred     New York Stock Exchange
  Stock, Series C
Depositary Shares representing 5.67% Cumulative Preferred     New York Stock Exchange
  Stock, Series D
8% Trust Preferred Securities, Series I of Subsidiary Trust   New York Stock Exchange
  (and Registrant's guarantee thereof)
7.875% Trust Preferred Securities, Series J of Subsidiary     New York Stock Exchange
  Trust (and Registrant's guarantee thereof)
Global Telecommunications Stock Upside Note Securities (SM)   American Stock Exchange
  Due 2000
Dow Jones Internet Index Stock Upside Note Securities (SM)    American Stock Exchange
  Due 2004
10 Uncommon Values Index Basket Adjusting Structured Equity   American Stock Exchange
  Securities Notes Due 2004
10 Uncommon Values Index Basket Adjusting Structured Equity   American Stock Exchange
  Securities Notes, Series B, Due 2004
8 3/4% Notes Due 2002                                         New York Stock Exchange
8.30% Quarterly Income Capital Securities Series A, Due       New York Stock Exchange
  December 31, 2035

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

    Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting and nonvoting common equity held by non-affiliates of the Registrant at February 15, 2000 was approximately $7,578,317,144. For purposes of this information, the outstanding shares of common stock owned by directors and certain executive officers of the Registrant were deemed to be shares of common stock held by affiliates. As of February 15, 2000, 120,798,286 shares of the Registrant's Common Stock, $.10 par value per share, were issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

(1) Lehman Brothers Holdings Inc. 1999 Annual Report to Stockholders (the "1999 Annual Report")--Incorporated in part in Parts II and IV.

(2) Lehman Brothers Holdings Inc. Proxy Statement for its 2000 Annual Meeting of Stockholders (the "Proxy Statement")--Incorporated in part in Parts I and III.

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

FORWARD-LOOKING STATEMENTS

    Some of the statements discussed in this report, including those relating to the Company's strategy and other statements that are predictive in nature, that depend or refer to future events or conditions or that include words such as "expects," "anticipates," "intends," "plans," "believes," "estimates" and similar expressions are forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934. The Company also has made, and from time to time may otherwise make, in its press releases, discussions with Company management and other public filings additional forward-looking statements. Forward-looking statements are based on our current expectations and are subject to risks and uncertainties, including those described under "Risk Management" and elsewhere in this report. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

    The Company's business includes capital raising for clients through securities underwriting and direct placements, corporate finance and strategic advisory services, private equity investments, securities sales and trading, research, and the trading of foreign exchange, derivative products and certain commodities. The Company acts as a market-maker in all major equity and fixed income products in both the domestic and international markets. Lehman Brothers is a member of all principal securities and commodities exchanges in the United States, as well as the National Association of Securities Dealers, Inc. ("NASD"), and holds memberships or associate memberships on several principal international securities and commodities exchanges, including the London, Tokyo, Hong Kong, Frankfurt, Paris and Milan stock exchanges.

    Lehman Brothers concentrates on serving the needs of major issuing and advisory clients and investing customers worldwide to build an increasing "flow" of business that leverages the Company's research, underwriting and distribution capabilities. Customer flow continues to be the primary source of the Company's net revenues. Developing long-term relationships with issuing clients and investing customers is a central premise of the Company's client/customer-driven strategy. Based on management's belief that each client and customer directs a majority of its financial transactions to a limited number of investment banks, Lehman Brothers' investment banking, institutional and private client sales professionals focus on a targeted group of clients and customers worldwide to identify and develop lead relationships. The Company believes that such relationships position Lehman Brothers to receive a substantial portion of its clients' and customers' financial business and lessen the volatility of revenues generally associated with the financial services industry.

    The Company's business is broken down into three segments: Investment Banking, Capital Markets, and Client Services. Financial information concerning the Company for the fiscal years ended November 30, 1999, November 30, 1998 and November 30, 1997, including the amount of net revenue contributed by each segment in such periods, is set forth in the Consolidated Financial Statements and the Notes thereto in the 1999 Annual Report and is incorporated herein by reference. Information with respect to the Company's operations by segment and net revenues by geographic area is set forth in Note 15 to the Notes to Consolidated Financial Statements on pages 93-94 of the 1999 Annual Report and is incorporated herein by reference.

INVESTMENT BANKING

    Lehman Brothers' Investment Banking professionals are responsible for developing and maintaining relationships with issuing clients, gaining a thorough understanding of their specific needs and bringing together the full resources of Lehman Brothers to accomplish their financial objectives. Investment Banking is organized into industry, geographic and product coverage groups, enabling individual bankers to develop specific expertise in particular industries and markets. Industry coverage groups include Financial Institutions, Healthcare, Industrial/Consumer, Internet, Communications/Media, Natural Resources, Power, Real Estate, Retailing and Technology. Where appropriate, specialized product groups are partnered with the global industry and geographic groups to provide tailor-made solutions for Lehman Brothers' clients. These product groups include Equity Capital Markets, which includes equity and equity-related securities and derivatives, Fixed Income Capital Markets which incorporates expertise in syndicate, liability management, derivatives, private placements, high yield debt and bank loan syndication. Geographically, Lehman Brothers maintains investment banking offices in six cities in the U.S. and in eighteen cities in Europe, the Middle East, Asia and Latin America. The high degree of integration between the Company's industry, product and geographic groups has allowed Lehman Brothers to become a leading source of one stop financial solutions for its global clients.

    MERGERS AND ACQUISITIONS/STRATEGIC ADVISORY. Lehman Brothers has a long history of providing strategic advisory services to corporate, institutional and government clients around the world on a wide range of financial matters, including mergers and acquisitions, restructurings and spin-offs, targeted stock transactions, share repurchase strategies, takeover defenses and tax optimization strategies. During 1999, the Company continued to expand its activities world-wide, serving as financial advisor on $311 billion of announced transactions world-wide.

    UNDERWRITING. The Company is a leading underwriter of initial public and secondary offerings of equity and fixed income securities, including listed and over-the-counter securities, government and agency securities and mortgage- and asset-backed securities.

CAPITAL MARKETS

    Lehman Brothers combines professionals from the sales, trading and research areas of its Equities and Fixed Income Divisions, together with investment bankers, into teams to serve the financial needs of the Company's clients and customers. The Company's expertise and the integrated nature of the Company's global operations enable Lehman Brothers to structure and execute global transactions for clients and to provide worldwide liquidity in marketable securities.

    EQUITIES

    The Equities group is responsible for the Company's equity operations and all dollar and non-dollar equity and equity-related products worldwide. These products include listed and over-the-counter ("OTC") securities, American Depositary Receipts, convertibles, options, warrants and derivatives.

    EQUITY CASH PRODUCTS. Lehman Brothers makes markets in equity and equity related securities, and executes block trades on behalf of clients and customers. The Company also actively participates in assisting governments around the world in raising equity capital as part of their privatization programs. The Company participates in the global equity and equity-related markets in all major currencies through its worldwide presence and membership in major stock exchanges, including, among others, those in New York, London, Tokyo, Hong Kong, Frankfurt, Paris and Milan.

    EQUITY DERIVATIVES. Lehman Brothers offers equity derivative capabilities across a wide spectrum of products and currencies, including domestic and international program trading, listed options and futures and structured derivatives. The Firm's equity derivatives business is organized into two major product areas: a global volatility business, encompassing options-related products, and a global portfolio trading business that specializes in index arbitrage, agency/risk baskets and other structured products.

    EQUITY FINANCE. Lehman Brothers maintains an integrated Equity Financing and Prime Broker business to provide liquidity to its clients and customers and supply a source of secured financing for the Firm. Equity Financing provides financing in all markets on a margin basis for customer purchases of equities and other capital markets products as well as securities lending and short-selling facilitation. The Prime Broker business also engages in full operations, clearing and processing services for that unit's customers.

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

    FIXED INCOME

    Lehman Brothers actively participates in all key fixed income markets worldwide and maintains a 24-hour trading presence in global fixed income securities. The Company is a preeminent market-maker in new issue and other fixed income securities.

    Fixed Income businesses include the following:

    GOVERNMENT AND AGENCY OBLIGATIONS. Lehman Brothers is one of the leading primary dealers in U.S. government securities, as designated by the Federal Reserve Bank of New York, participating in the underwriting and market-making of U.S. Treasury bills, notes and bonds, and securities of federal agencies. The Company is also a market-maker in the government securities of all G7 countries, and participates in other major European and Asian government bond markets

    CORPORATE DEBT SECURITIES. Lehman Brothers makes markets in fixed and floating rate investment grade debt worldwide. The Company is also a major participant in the preferred stock market, managing numerous offerings of long-term and perpetual preferreds and auction rate securities.

    HIGH YIELD SECURITIES AND BANK LOANS. The Company also makes markets in non-investment grade debt securities and bank loans. The Company provides "one-stop" leveraged financing solutions for corporate and financial acquirers and high yield issuers, including multi-tranche, multiproduct acquisition financing. The Company remains one of the leading investment banks in the syndication of leveraged loans.

    MONEY MARKET PRODUCTS. Lehman Brothers holds leading market positions in the origination and distribution of medium-term notes and commercial paper. The Company is an appointed dealer for over 640 active commercial paper programs on behalf of companies and government agencies worldwide.

    MORTGAGE AND ASSET-BACKED SECURITIES. The Company is a leading underwriter of and market-maker in residential and commercial mortgage- and asset-backed securities and is active in all areas of secured lending, structured finance and securitized products. Lehman Brothers underwrites and makes markets in the full range of U.S. agency-backed mortgage products, mortgage-backed securities, asset-backed securities and whole loan products. In 1999, the Company acquired the Delaware Savings Bank, now Lehman Brothers Bank, FSB, to give the Company wider access to loan product. The Firm has expanded its global activities in the areas of mortgage and asset-backed securities, leases, mortgages, multi-family financing and commercial loans. In addition, Lehman Brothers engages in select investments in commercial and residential properties.

    MUNICIPAL AND TAX-EXEMPT SECURITIES. Lehman Brothers is a major dealer in municipal and tax-exempt securities, including general obligation and revenue bonds, notes issued by states, counties, cities, and state and local governmental agencies, municipal leases, tax-exempt commercial paper and put bonds.

    FINANCING. The Company's Financing unit engages in three primary functions: managing the Company's matched book activities, supplying secured financing to customers, and providing funding for the Company's activities. Matched book funding involves borrowing and lending cash on a short-term basis to institutional customers collateralized by marketable securities, typically government or government agency securities. The Company enters into these agreements in various currencies and seeks to generate profits from the difference between interest earned and interest paid. The Financing unit works with the Company's institutional sales force to identify customers that have cash to invest and/or securities to pledge to meet the financing and investment objectives of the Company and its customers. Financing also coordinates with the Company's Treasury area to provide collateralized financing for a large portion of the Company's securities and other financial instruments owned. In addition to its activities on behalf of its U.S. clients and customers, the Company is a major participant in the European and Asian repurchase agreement markets, providing secured financing for the Firm's customers in those regions.

    FIXED INCOME DERIVATIVES. The Company offers a broad range of derivative product services in all major currencies on a 24-hour-per-day global basis. Derivatives professionals are integrated into all of the Company's fixed income areas in response to the worldwide convergence of the cash and derivative markets.

    FOREIGN EXCHANGE. Lehman Brothers' global foreign exchange operations provide market access and liquidity in all currencies for spot, forward and over-the-counter options markets on a 24-hour-per-day basis. Lehman Brothers offers its customers superior execution, market intelligence, analysis and hedging capabilities, utilizing foreign exchange as well as foreign exchange options and derivatives. Lehman Brothers also provides advisory services to central banks, corporations, and investors worldwide, structuring innovative products to fit their specific needs. The Firm makes extensive use of its worldwide macroeconomics research to advise clients on the appropriate strategies to minimize interest rate and currency risk.

    GLOBAL DISTRIBUTION

    Lehman Brothers' institutional sales organizations encompass distinct global sales forces that have been integrated into the Fixed Income and Equities businesses to provide investors with the full array of products and research offered by the Firm. In addition, during 1999 Lehman Brothers entered into a strategic alliance with Fidelity Investments that provides access to its retail brokerage customers and provides the Firm a distribution channel for new issue and secondary product to individual investors on-line.

    EQUITY SALES. Lehman Brothers' institutional Equity sales force of 320 professionals provides an extensive range of services to institutional investors through locations in the U.S., Europe and Asia. The Equity sales organization focuses on developing long-term relationships though a comprehensive understanding of customers' investment objectives, while providing proficient execution and consistent liquidity in a wide range of global equity securities and derivatives.

    FIXED INCOME SALES. The Firm's Fixed Income sales force is one of the most productive in the industry, with approximately 260 professionals in 11 locations worldwide, serving the investing and liquidity needs of major institutional investors. Employing a relationship management approach that provides superior information flow and product opportunities for the Firm's customers, the Fixed Income sales organization covers the major share of the buying power in the global fixed income markets.

    RESEARCH

    EQUITY RESEARCH. The Equity Research department, comprised of 280 professionals, is integrated with and supports the Company's investment banking, sales and trading activities. To ensure in-depth expertise within various markets, Equity Research has established regional teams on a worldwide basis that are staffed with industry and strategy specialists. The department follows more than 1,400 companies in 50 industries worldwide.

    FIXED INCOME RESEARCH. Fixed Income research at Lehman Brothers encompasses the full range of research disciplines: quantitative, economic, strategic, credit, portfolio, relative value and market-specific analysis. Fixed Income research is integrated with the Company's investment banking, sales and trading activities. The department's 300 specialists provide expertise in U.S., European and Asian government and agency securities, derivatives, sovereign issues, corporate securities, high yield, asset- and mortgage-backed securities, real estate, emerging market debt and municipal securities.

    CLIENT SERVICES

    Client Services includes the Company's Private Client Services group, a retail-based organization which primarily serves the investment needs of wealthy individuals, and its Private Equity Division, which manages assets through a series of private equity funds.

    PRIVATE CLIENT SERVICES

    The Company's Private Client Services group of over 320 professionals serves the investment needs of private investors with substantial assets as well as over 1,200 mid-sized institutional accounts worldwide. The group has a global presence with investment representatives located in 12 offices worldwide. Among other services, investment professionals provide their clients with direct access to fixed income, equity, foreign exchange and derivative products, as well as the Firm's research and execution capabilities, thereby serving as a valuable extension of the Firm's institutional sales force.

    The Firm also provides asset management services, including Investment Consulting Services, a wrap-fee series of third party managed products, management of multiple manager funds onshore and offshore and a managed futures advisory business. The Firm also has dealer agreements with a large number of mutual fund families.

    PRIVATE EQUITY

    The Company currently has over $2.5 billion in funds under management.

    MERCHANT BANKING. Lehman Brothers' merchant banking activities include making principal investments in partnership with clients of the Firm, and raising capital from institutional and high-net-worth investors and managing these investments until they are realized. The Firm's Merchant Banking group has more than 20 dedicated professionals based in New York and London. Through its merchant banking funds, the Company invests in established companies worldwide.

    VENTURE CAPITAL. In 1999, the Company continued its venture capital activities, launching Lehman Brothers Venture Capital Partners in the second quarter of 1999, with total capital commitments of $350 million. In addition to the Firm investing directly in this fund, other investors include third party clients of Lehman Brothers and key employees of the Firm. The primary investment objective of Lehman Brothers Venture Capital Partners is to make growth-oriented equity or equity-related investments in privately held companies. Specifically, the Venture fund focuses on investing in companies capable of turning innovative technology and management solutions into successful businesses. Accordingly, investment preference is not confined to particular industries, but instead to any industry capable of rapid growth through the provision of innovative technology and/or services. The Venture Capital Group currently has invested more than $130 million in companies across a broad range of industries. Further information is contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Client Services" on page 44 of the 1999 Annual Report.

TECHNOLOGY AND E-COMMERCE

    During 1999, considerable technology resources were devoted to addressing the Year 2000 issue. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000" on page 57 of the 1999 Annual Report.

    The Firm has also been committed to developing a technology platform to deliver a full range of capital markets information and services to its institutional client base. The Firm-wide E-Commerce Committee, which brings together senior management from all of the Firm's global business areas, has developed the Firm's overall e-commerce strategy, approves all e-commerce investments and provides a forum to share e-commerce knowledge and new developments across the Firm's businesses and geographies. Lehman Brothers is implementing a three-part strategy through active investments, joint ventures and in-house development efforts. Lehman Brothers has made strategic investments and is a participant in a number of institutional Internet-related securities dealers and trading networks in the U.S. and Europe, including Redibook, Strike and NYFIX/Millennium in equity trading and TradeWeb, BrokerTec, EBS and CoreDeal in fixed income. The Firm has also made strategic acquisitions of and investments in a number of e-commerce businesses closely related to its own core businesses.

CORPORATE

    The Company's Corporate division provides support to its businesses through the processing of certain securities and commodities transactions; receipt, identification and delivery of funds and securities; safeguarding of customers' securities; risk management; and compliance with regulatory and legal requirements. In addition, this staff is responsible for technology infrastructure and systems development, treasury operations, financial control and analysis, tax planning and compliance, internal audit, expense management, career development and recruiting and other support functions.

RISK MANAGEMENT

    As a leading global investment banking company, risk is an inherent part of all of Lehman Brothers' businesses and activities. Lehman Brothers has developed policies and procedures to identify, measure and monitor each of the various types of risks involved in its trading, brokerage and investment banking activities on a global basis. The principal risks involved in Lehman Brothers' activities are market risk, credit or counterparty risk, liquidity, legal and operational risks. As part of the Company's customer-flow activities, Lehman Brothers takes positions in interest rates, foreign exchange, various securities, derivatives and commodities. Although the Company seeks to mitigate risk associated with such positions through hedging activities, consistent with its expectations of future events, it is subject to the risk that actual market events may differ from the Company's expectations, which may result in significant losses associated with such positions.

    Lehman Brothers has developed a control infrastructure to monitor and manage each type of risk on a global basis throughout the Company. A full description of the Firm's Risk Management procedures is contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Management" on pages 53-56 of the 1999 Annual Report, and is incorporated herein by reference.

COMPETITION

    All aspects of the Company's business are highly competitive. The Company competes in domestic and international markets directly with numerous other brokers and dealers in securities and commodities, including online internet, securities brokerage firms, investment banking firms, investment advisors and certain commercial banks and, indirectly for investment funds, with insurance companies and others.

    The financial services industry has become considerably more concentrated as numerous securities firms have either ceased operations or have been acquired by or merged into other firms. In addition, several small and specialized securities firms have been successful in raising significant amounts of capital for their merger and acquisition activities and merchant banking investment vehicles and for their own accounts. These developments have increased competition from other firms, many of whom have significantly greater equity capital than the Company. Recent legislative and regulatory changes in the United States allow commercial banks to enter businesses previously limited to investment banks, which may further increase competition.

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

    The Company does business in the international fixed income, equity and commodity markets and undertakes investment banking activities through its London subsidiaries. The U.K Financial Services Act of 1986 (the "Financial Services Act") governs all aspects of the United Kingdom investment business, including regulatory capital, sales and trading practices, use and safekeeping of customer funds and securities, record keeping, margin practices and procedures, registration standards for individuals, periodic reporting and settlement procedures. Pursuant to the Financial Services Act, the Company is subject to regulations administered by The Securities and Futures Authority, a self regulatory organization of financial services companies (which regulates the Company's equity, fixed income, commodities and investment banking activities) and the Bank of England (which regulates its wholesale money market, bullion and foreign exchange businesses).

    Holdings' subsidiary, Lehman Brothers Japan Inc., is a licensed securities company in Japan and a member of the Tokyo Stock Exchange and the Tokyo Financial Futures Exchange and, as such, is regulated by the Financial Supervisory Agency, the Japan Securities Dealers Association and such exchanges.

    Lehman Brothers Bank, FSB, the Company's thrift subsidiary, is regulated by the Office of Thrift Supervision. Lehman Brothers Bankhaus A.G. is regulated by the German Federal Banking Authority.

    The Company believes that it is in material compliance with the regulations described herein.

CAPITAL REQUIREMENTS

    LBI, Lehman Brothers International (Europe) ("LBIE"), the Tokyo branch of Lehman Brothers Japan Inc. ("LBJTB") and other of Holdings' subsidiaries are subject to various securities, commodities and banking regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations--Regulatory Capital" on pages 49-50 of the 1999 Annual Report, and
Note 9 of Notes to Consolidated Financial Statements.

EMPLOYEES

    As of November 30, 1999 the Company employed approximately 8,900 persons, including 6,000 in North America and 2,900 internationally. The Company considers its relationship with its employees to be good.

ITEM 2. PROPERTIES

    The Company's headquarters occupy approximately 1.1 million square feet of space at 3 World Financial Center in New York, New York, which is owned by the Company as tenants-in-common with American Express and various other American Express subsidiaries, approximately 78,000 square feet of which has been subleased.

    The Company has entered into a lease for approximately 400,000 square feet for offices located at 101 Hudson Street in Jersey City, New Jersey (the "Operations Center"), of which approximately 67,000 square feet has been subleased. The Operations Center is used by systems, operations, and certain administrative personnel and contains certain back-up trading systems. The lease term expires in January, 2011.

    The Company leases approximately 338,000 square feet of office space in London, England of which approximately 89,000 square feet has been subleased and which lease expires in January 2017. Most of the Company's other offices are located in leased premises, the leases for which expire at various dates through the year 2007.

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

BAMAODAH V. E.F. HUTTON & COMPANY INC.

    In April 1986, Ahmed and Saleh Bamaodah commenced an action against E.F. Hutton & Company Inc., ("EFH") to recover all losses the Bamaodahs had incurred since May 1981 in the trading of commodity futures contracts in a nondiscretionary EFH trading account. The Dubai Civil Court ruled that the trading of commodity futures contracts constituted illegal gambling under Islamic law and that therefore the brokerage contract was void. In
January 1987, a judgment was rendered against EFH in the amount of $48,656,000. On January 5, 1991, the Dubai Court of Appeals affirmed the judgment. On
March 22, 1992, the Court of Cassation, Dubai's highest court, revoked and quashed the decision of the Court of Appeals and ordered that the case be remanded to the Court of Appeals for a further review. On April 26, 1994, the Dubai Court of Appeals again affirmed the judgment of the Dubai Civil Court. The Company appealed the judgment to the Court of Cassation, which reversed the Court of Appeals on November 27, 1994 and ordered that a new expert be appointed to review the case. A new expert was appointed, who returned a report favorable to EFH. The case has been adjourned to April 23, 2000 for judgment.

ACTIONS RELATING TO FIRST CAPITAL HOLDINGS INC.

    Concurrent with the bankruptcy filing of First Capital Holdings ("FCH") in May, 1991 and the conservatorship and receivership of its two life insurance subsidiaries, First Capital Life Insurance Company and Fidelity Bankers Life Insurance Company ("Fidelity Bankers Life"), a number of lawsuits were commenced, naming one or more of Holdings, LBI and American Express as defendants. Most of these actions have been subsequently settled and/or dismissed. The only material matter still pending is described below.

    THE VIRGINIA COMMISSIONER OF INSURANCE ACTION. On December 9, 1992, a complaint was filed in the United States District Court for the Eastern District of Virginia (the "Virginia Court") by Steven Foster, the Virginia Commissioner of Insurance (the "Commissioner") as Deputy Receiver of Fidelity Bankers Life. The Complaint named Holdings and Robert I. Weingarten, Gerry R. Ginsberg and Leonard Gubar, former directors of FCH and Fidelity Bankers Life, as defendants. The Complaint alleged that Holdings acquiesced in and approved the continued mismanagement of Fidelity Bankers Life and that it participated in directing the investment of Fidelity Bankers Life assets. The complaint asserted claims against Holdings under the federal securities laws and common law claims including fraud, negligence and breach of fiduciary duty and alleged violations of the Virginia Securities Act. It sought no less than $220 million in damages to Fidelity Bankers Life and its present and former policyholders and creditors and punitive damages. On May 21, 1998, after trial, the Court entered a Judgment Order in accord with the jury verdict, ordering that the plaintiffs recover nothing and dismissing the complaint. On July 7, 1998, the Commissioner filed a Notice of Appeal to the United States Court of Appeals for the Fourth Circuit from the Judgment Order. The appeal was argued in January, 2000.

ACTIONS RELATING TO THE SALES AND MARKETING OF LIMITED PARTNERSHIPS

    Under the terms of an agreement between American Express and Holdings, American Express has agreed to indemnify Holdings for liabilities which it may incur in connection with any action relating to any business conducted by The Balcor Company, a former Lehman Brothers subsidiary ("Balcor"), in which Holdings is named as a parent company or control person of Balcor. Holdings believes that some of the allegations in the action described below are covered by this indemnity.

    BRUSS, ET AL. V. LEHMAN BROTHERS INC., ET AL. On January 25, 1999 a purported class action complaint was filed in the Superior Court of New Jersey, Law Division: Essex County on behalf of investors in certain specified limited partnerships sponsored by Balcor and sold by various entities, including, among others, Shearson and certain of its affiliates. After dismissal of Plaintiffs' original complaint in September, 1999, Plaintiffs filed an amended complaint on November 30, 1999. That complaint names as defendants LBI, various affiliates of LBI, Smith Barney Holdings, Inc., Balcor, a number of Balcor-originated limited partnerships and an individual and entities affiliated with Balcor. The complaint alleges claims in connection with the marketing, sale and operation of the limited partnerships for common law fraud and deceit, equitable fraud, negligent misrepresentation, and violation of certain New Jersey statutes relating to the sale of securities. The complaint seeks compensatory damages for lost principal and interest, general damages and punitive damages, and costs and attorneys' fees. LBI has moved to dismiss the amended complaint.

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

ACTIONS RELATING TO BRE-X MINERALS LTD.

    MCNAMARA ET AL. V. BRE-X MINERALS LTD. ET AL. On July 25, 1997, an Amended Class Action Complaint was filed in the United States District Court for the Eastern District of Texas against 16 defendants, including LBI, which seeks unspecified compensatory damages, interest, costs and attorney's fees on behalf of purchasers of Bre-X common stock and/or Bresea common stock. The Complaint raises claims under the federal securities laws and the common law of fraud and negligent misrepresentation. The Complaint's stated basis for naming LBI is that one of its securities analysts published research on Bre-X. On January 6, 1999, the Court issued an order dismissing the claims of Canadian plaintiffs who bought their shares on Canadian exchanges. On July 13, 1999, the District Court issued an opinion dismissing the case against LBI and certain other defendants. The court allowed the plaintiffs to file a Third Amended Complaint, which was filed on August 19, 1999. On September 17, 1999, LBI moved to dismiss it. That motion is pending.

    KLAASEN V. LEHMAN BROTHERS INC. ET AL. On October 2, 1997, William L. Klaasen, "individually and for all those similarly situated within the State of California," filed a Complaint against LBI in the Superior Court for the State of California in and for the County of San Diego. The Complaint raises a claim for common law negligence, and seeks, on behalf of California purchasers of Bre-X and Bresea stock, class certification, rescission, interest, compensatory and punitive damages, disgorgement and restitution of profits and compensation received by LBI, and costs. The action is currently stayed by consent until determination of the Motion to Dismiss in the MCNAMARAcase referred to above.

    CHOW ET AL. V. BRE-X MINERALS LTD. ET AL. On October 10, 1997, 125 named plaintiffs filed an action in the Court of Queen's Bench of Alberta, in Calgary, Canada, against 35 named defendants, including LBI. Plaintiffs' claim against LBI, which has not yet been served, is for common law negligence.

IN RE MOBILEMEDIA SECURITIES LITIGATION

    LBI was named as a defendant in several purported class actions filed in December, 1996 in the United States District Court for the District of New Jersey in connection with (I) a November 7, 1995 offering of common stock of MobileMedia Corporation; and (ii) a November 7, 1995 offering of 9 3/8% senior subordinated notes of MobileMedia Communications Inc. due in 2007. On
November 3, 1997, a consolidated amended class action complaint was filed naming certain of MobileMedia Corporation's officers and directors and the four co-lead underwriters of these offerings, including LBI. MobileMedia filed for Chapter 11 bankruptcy protection on January 30, 1997, and therefore was not named as a defendant. The complaint alleged that the underwriters violated Sections 11 and 12 of the Securities Act. Plaintiffs sought rescission and unspecified compensatory damages. On February 7, 2000, the Court orally approved a settlement of the action and indicated that it would enter a Final Judgment and Order upon presentation by the parties.

HAROLD GILLET, ET AL. V. GOLDMAN SACHS & CO., ET AL.; YAKOV PRAGER, ET AL. V. GOLDMAN, SACHS & CO., ET AL.; DAVID HOLZMAN, ET AL. V. GOLDMAN, SACHS & CO., ET AL.

    Beginning in November, 1998, three class actions were filed in the United States District Court for the Southern District of New York against in excess of 25 underwriters of IPO securities, including LBI. Plaintiffs in these cases seek compensatory and injunctive relief for alleged violations of the antitrust laws based on the theory that the defendant underwriters fixed and maintained fees for underwriting certain IPO securities at supracompetitive levels. On
March 15, 1999, plaintiffs filed a Consolidated Amended Complaint.

CORPORACION NACIONAL DEL COBRE DE CHILE V. LEHMAN BROTHERS INC., LEHMAN BROTHERS COMMERCIAL CORP., LEHMAN BROTHERS COMMODITIES LTD. AND LEHMAN BROTHERS
HOLDINGS INC.

    On August 25, 1999, Corporacion Nacional del Cobre de Chile ("Codelco") filed its Second Amended Statement of Claim against Holdings and certain of its subsidiaries in a proceeding before the American Arbitration Association. In connection with the metals trading conducted by Codelco's chief metals trader, Juan Pablo Davila, the Second Amended Statement of Claim asserts the following claims against Lehman Brothers: common law fraud, aiding and abetting fraud, breach of fiduciary duty, aiding and abetting a breach of fiduciary duty, breach of contract, and breach of duty of good faith and fair dealing. By order dated November 8, 1999, the arbitration panel dismissed the breach of contract claims against Lehman Brothers Commodities Ltd. and Holdings. The Second Amended Statement of Claim seeks damages in the amount of $48 million for Codelco's alleged trading losses with Lehman Brothers, plus punitive damages, costs and attorneys' fees.

PAMAHI INVESTMENT CORP., ET AL. V. LEHMAN BROTHERS INC., ET AL.

    In July 1999, Pamahi Investment Corp. and eight other sets of claimants filed an arbitration claim before the National Association of Securities Dealers, naming as respondents LBI and two of its former brokers and a former branch manager from its Santiago, Chile office. The claim alleges that respondents sold unsuitable, unauthorized and/or misrepresented securities in the form of emerging markets bonds, structured notes and subordinated notes. Claimants seek compensatory damages of $31.6 million, plus punitive damages, interest, and attorneys' fees and costs. Claimants voluntarily dismissed the two former brokers. LBI and its former branch manager answered, moved to sever the arbitration into a separate case for each set of claimants, and filed certain counterclaims and third-party claims.

MEXPO, S.A. V. LEHMAN BROTHERS INC., ET AL.

    In August 1999, Mexpo, S.A. filed an arbitration claim with the National Association of Securities Dealers, naming as respondents LBI, Lehman Brothers International (Europe), Lehman Brothers Securities, Holdings, and Lehman Brothers Global Finance Limited. Mexpo alleges that respondents engaged in unauthorized transactions, made unsuitable recommendations, failed to follow client instructions and engaged in deceptive conduct in connection with Mexpo's trading in emerging markets bonds, structured notes and other securities. The legal claims asserted by Mexpo include various common law contractual and tort claims as well as alleged violations of federal securities and commodities laws. Mexpo seeks $28 million in compensatory damages, plus punitive damages, interest, attorneys' fees and costs.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The approximate number of holders of record of the Registrant's Common Stock was 26,845 at February 15, 2000. Information concerning the market for the Registrant's common equity and related stockholder matters is set forth on page 100 of the 1999 Annual Report and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

    Selected financial data contained on page 96 of the 1999 Annual Report is deemed a part of this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Management's Discussion and Analysis of Financial Condition and Results of Operations is set forth under the same caption on pages 39-57 of the 1999 Annual Report. Such information is incorporated herein by reference and should be read in conjunction with the Consolidated Financial Statements and the Notes thereto contained on pages 59-95 of the 1999 Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Management" on pages 53-56 of the 1999 Annual Report is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Consolidated Financial Statements of the Registrant and its Subsidiaries together with the Notes thereto and the Report of Independent Auditors thereon required by this Item are contained in the 1999 Annual Report on pages 58-95 and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information relating to Directors of the Registrant is set forth under the caption "Election of Directors" on pages 5-9 of the Proxy Statement and information relating to Executive Officers of the Registrant is set forth under the caption "Executive Officers of the Company" on pages 9 and 10 of the Proxy Statement and is hereby incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

    Information relating to executive compensation is set forth under the captions "Compensation of Directors", "Compensation Committee Report on Executive Officer Compensation", "Compensation of Executive Officers", "Pension Benefits" and "Employment Contracts, Termination of Employment and Change of Control Arrangements" on pages 8, 9 and 12-17 of the Proxy Statement and is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information relating to security ownership of management and certain beneficial owners is set forth under the caption "Security Ownership of Directors and Executive Officers" on page 11 of the Proxy Statement and is hereby incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information relating to certain relationships and related transactions is set forth under the captions "Certain Transactions and Agreements with Directors and Executive Officers", "Certain Transactions and Agreements with American Express and Subsidiaries" and "Certain Transactions with Other Institutional Investors and Their Subsidiaries" on pages 19-21 of the Proxy Statement and is hereby incorporated herein by reference.

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

       3.  Exhibits:

       EXHIBIT
         NO.
---------------------
             3.1        Restated Certificate of Incorporation of the Registrant
                        dated May 27, 1994 (incorporated by reference to Exhibit 3.1 of the Registrant's Transition Report on Form 10-K for the
                        eleven months ended November 30, 1994).

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

       EXHIBIT
         NO.
---------------------
            10.5        Lehman Brothers Inc. Executive and Select Employees Plan
                        (incorporated by reference to Exhibit 10.4 of the
                        Registrant's Registration Statement on Form S-1 (Reg. No.
                        33-12976)).

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

       EXHIBIT
         NO.
---------------------
            10.19+      Lehman Brothers Holdings Inc. Merchant Banking Long-Term
                        Incentive Plan (for U.S. participants) (incorporated by
                        reference to Exhibit 10.28 to the Registrant's Annual Report on Form 10-K for the fiscal year ended November 30, 1996).

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

            12.1 Computation in support of ratio of earnings to fixed charges, combined fixed charges and preferred dividends.*

            13.         The following portions of the Company's 1999 Annual Report to Stockholders, which are incorporated by reference herein:
                        "Management's Discussion and Analysis of Financial Condition
                        and Results of Operations", pages 39-57;* "Consolidated
                        Financial Statements", pages 58-99;* and "Other Stockholder
                        Information", page 100.*

            21.         List of the Registrant's Subsidiaries.**

            23.         Consent of Ernst & Young LLP.*

            24.         Powers of Attorney.*

            27.         Financial Data Schedule.*

------------------------

    (b) Reports on Form 8-K.

       1.  Form 8-K dated September 23, 1999, Items 5 and 7.

       2.  Form 8-K dated November 10, 1999, Item 7.

    *   Filed herewith.

    +   Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c)

    **  To be filed by amendment.

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                                                         FORM 10-K ANNUAL REPORT

                                                                PAGE
                                                                ----
FINANCIAL STATEMENTS

Report of Independent Auditors..............................  58

Consolidated Statement of Income for the Twelve Months Ended  59
  November 30, 1999, 1998, and 1997.........................

Consolidated Statement of Financial Condition at November     60-61
  30, 1999 and 1998.........................................

Consolidated Statement of Changes in Stockholders' Equity     62-63
  for the Twelve Months Ended November 30, 1999, 1998, and
  1997......................................................

Consolidated Statement of Cash Flows for the Twelve Months    64-65
  Ended November 30, 1999, 1998, and 1997...................

Notes to Consolidated Financial Statements..................  67-95

FINANCIAL STATEMENT SCHEDULE

Schedule I Condensed Financial Information of Registrant....  F-2

                                                                      SCHEDULE I

                         LEHMAN BROTHERS HOLDINGS INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            STATEMENT OF OPERATIONS
                             (PARENT COMPANY ONLY)
                                 (IN MILLIONS)

                                                                        TWELVE MONTHS
                                                                            ENDED
                                                                         NOVEMBER 30
                                                              ---------------------------------
                                                                1999        1998         1997
                                                              --------   -----------   --------
Revenues
  Interest and dividends....................................   $2,218      $2,254       $1,271
  Principal transactions and other..........................     (128)       (114)         341
                                                               ------      ------       ------
      Total revenues........................................    2,090       2,140        1,612
  Interest expense..........................................    2,200       2,252        1,304
                                                               ------      ------       ------
    Net revenues............................................     (110)       (112)         308

Equity in net income of subsidiaries........................    1,203         942          492

Non-interest expenses.......................................      135         270          201
                                                               ------      ------       ------
Income before taxes.........................................      958         560          599
  Benefit from income taxes.................................      174         176           48
                                                               ------      ------       ------
Net income..................................................   $1,132      $  736       $  647
                                                               ======      ======       ======
Net income applicable to common stock.......................   $1,037      $  649       $  572
                                                               ======      ======       ======

          See notes to condensed financial information of Registrant.

                                                                      SCHEDULE I

                         LEHMAN BROTHERS HOLDINGS INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            CONDENSED BALANCE SHEET
                             (PARENT COMPANY ONLY)
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                  NOVEMBER 30
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
ASSETS
Cash and cash equivalents...................................  $ 1,481    $ 1,152
Securities and other financial instruments owned............    8,569     10,561
Securities purchased under agreements to resell.............    8,434        244
Equity in net assets of subsidiaries........................    6,417      5,174
Accounts receivable and accrued interest....................      599        490
Due from subsidiaries.......................................   17,978     23,149
Other assets................................................    1,612      1,137
                                                              -------    -------
      Total assets..........................................  $45,090    $41,907
                                                              =======    =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Commercial paper and short-term debt........................  $ 2,580    $ 3,596
Securities and other financial instruments sold but not yet
  purchased.................................................      220         81
Securities sold under agreeements to repurchase.............    8,093     11,162
Accrued liabilities, due to subsidiaries and other
  payables..................................................    9,042      4,718
Senior notes................................................   17,940     16,737
Subordinated indebtedness...................................      932        200
                                                              -------    -------
      Total liabilities.....................................   38,807     36,494
                                                              =======    =======
Commitments and Contingencies
Stockholders' equity:
  Preferred stock...........................................      688        908
  Common stock, $0.10 par value; 300,000,000 shares
    authorized; Shares issued: 122,619,460 in 1999 and
    121,801,123 in 1998; Shares outstanding: 119,912,810 in
    1999 and 113,657,877 in 1998............................       12         12
  Additional paid-in capital................................    3,387      3,534
  Accumulated other comprehensive income (net of tax).......       (2)        15
  Retained earnings.........................................    2,094      1,105
  Other stockholders' equity, net...........................      254        269
  Common stock in treasury, at cost: shares 2,706,650 in
    1999 and 8,143,246 shares in 1998.......................     (150)      (430)
                                                              -------    -------
      Total stockholders' equity............................    6,283      5,413
                                                              -------    -------
      Total liabilities and stockholders' equity............  $45,090    $41,907
                                                              =======    =======

          See notes to condensed financial information of Registrant.

                                                                      SCHEDULE I

                         LEHMAN BROTHERS HOLDINGS INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            STATEMENT OF CASH FLOWS
                             (PARENT COMPANY ONLY)
                                 (IN MILLIONS)

                                                                      TWELVE MONTHS
                                                                          ENDED
                                                                       NOVEMBER 30
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income..................................................  $  1,132   $   736    $    647
Adjustments to reconcile net income to net cash provided by
  (used in)operating activities:
  Equity in net income of subsidiaries......................    (1,203)     (942)       (492)
  Dividends received from subsidiaries......................       145       118         201
  Compensation payable in common stock......................       363       221         162
  Other adjustments.........................................        29       178          24
Net change in:
  Securities and other financial instruments owned..........     1,992    (1,810)     (5,211)
  Accounts receivable and accrued interest, due from
    subsidiaries and other assets...........................     4,580    (6,261)     (6,380)
  Securities and other financial instruments sold but not
    yet purchased...........................................       139       (41)        (76)
  Accrued liabilities, due to subsidiaries and other
    payables................................................     4,324     2,978         770
                                                              --------   -------    --------
      Net cash provided by (used in) operating activities...    11,501    (4,823)    (10,355)
                                                              ========   =======    ========
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of senior notes......................     5,843     8,298       3,925
Principal payments of senior notes..........................    (4,680)   (3,101)     (1,689)
Proceeds from issuance of subordinated indebtedness.........       732
Payments for commercial paper and short-term debt, net......    (1,016)     (876)      1,297
Resale agreements net of repurchase agreements..............   (11,259)    2,160       6,140
Payments for repurchase of preferred stock..................      (220)      (50)
Payments for treasury stock purchases.......................      (256)     (411)        (77)
Dividends paid..............................................      (139)     (122)        (58)
Issuances of common stock...................................         8        61          23
Issuances of preferred stock................................                 444
                                                              --------   -------    --------
      Net cash provided by (used in) financing activities...   (10,987)    6,403       9,561
                                                              ========   =======    ========
CASH FLOWS FROM INVESTING ACTIVITIES
Capital contributions to subsidiaries.......................      (280)     (451)         16
Capital distributions received from subsidiaries............        95        23         103
                                                              --------   -------    --------
  Net cash provided by (used in) investing activities.......      (185)     (428)        119
                                                              --------   -------    --------
  Net change in cash and cash equivalents...................       329     1,152        (675)
Cash and cash equivalents, beginning of period..............     1,152                   675
                                                              --------   -------    --------
  Cash and cash equivalents, end of period..................  $  1,481   $ 1,152    $      0
                                                              ========   =======    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (IN MILLIONS)

Interest paid totaled $2,177 in 1999, $2,121 in 1998 and $1,277 in 1997. Income taxes (received) paid totaled $(332) in 1999, $(91) in 1998 and $33 in 1997.

          See notes to condensed financial information of Registrant.

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

NOTE 2. LONG-TERM DEBT

                                                                        NON-U.S.
                                                      U.S. DOLLAR        DOLLAR        NOVEMBER 30
                                                  -------------------   --------   -------------------
                                                   FIXED     FLOATING    FIXED
(IN MILLIONS)                                       RATE       RATE       RATE       1999       1998
-------------                                     --------   --------   --------   --------   --------
SENIOR NOTES
Maturing in Fiscal 1999.........................                                              $ 4,697
Maturing in Fiscal 2000.........................  $ 3,160     $1,769               $ 4,929      4,932
Maturing in Fiscal 2001.........................    1,220        981                 2,201      1,625
Maturing in Fiscal 2002.........................    1,649        911                 2,560      1,544
Maturing in Fiscal 2003.........................    2,310        383      $ 16       2,709      2,058
Maturing in Fiscal 2004.........................    1,868                   31       1,899        582
December 1, 2004 and thereafter.................    3,202         63       377       3,642      1,299
                                                  -------     ------      ----     -------    -------
    Senior Notes................................   13,409      4,107       424      17,940     16,737
                                                  -------     ------      ----     -------    -------
Subordinated Indebtedness
December 1, 2004 and thereafter.................      932                              932        200
                                                  -------     ------      ----     -------    -------
LONG-TERM DEBT..................................  $14,341     $4,107      $424     $18,872    $16,937
                                                  =======     ======      ====     =======    =======

    Of the Company's long-term debt outstanding as of November 30, 1999, $570 million is repayable prior to maturity at the option of the holder, at par value. These obligations are reflected in the above table at their put dates, which range from fiscal 2000 to fiscal 2002, rather than at their contractual maturities, which range from fiscal 2000 to fiscal 2015. In addition, $1,705 million of the Company's long-term debt is redeemable prior to maturity at the option of the Company under various terms and conditions. These obligations are reflected in the above table at their contractual maturity dates.

    As of November 30, 1999, the Company's U.S. dollar debt portfolio included approximately $307 million of debt for which the interest rates and/or redemption values have been linked to various indices including industry baskets of stocks or commodities. Generally, such rates are issued as floating rate notes or the interest rates on such index notes are effectively converted to floating rates based primarily on LIBOR through the use of interest rate and currency swaps.

    At November 30, 1999, Subordinated Indebtedness includes $710 million which has been classified as "Trust Preferred Securities Subject to Mandatory Redemption" on the Company's Consolidated Statement of Financial Condition.

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

    At November 30, 1999 and November 30, 1998, the notional values of the Company's interest rate and currency swaps related to its long-term debt obligations were approximately $16.4 billion and $15.3 billion, respectively. In terms of notional amounts outstanding, these derivative products mature as follows:

                                                                                        NOVEMBER 30
                                                              NON U.S.    CROSS     -------------------
(IN MILLIONS)                                   U.S. DOLLAR    DOLLAR    CURRENCY     1999       1998
-------------                                   -----------   --------   --------   --------   --------
Maturing in Fiscal 1999.......................                                                 $ 3,488
Maturing in Fiscal 2000.......................    $ 4,616                           $ 4,616      4,741
Maturing in Fiscal 2001.......................      1,779                             1,779      1,579
Maturing in Fiscal 2002.......................      1,934                             1,934      1,609
Maturing in Fiscal 2003.......................      2,618      $   5       $ 11       2,634      1,983
Maturing in Fiscal 2004.......................      1,915                    32       1,947        582
December 1, 2004 and thereafter...............      3,427                    58       3,485      1,395
                                                  -------      -----       ----     -------    -------
Total.........................................    $16,289      $   5       $101     $16,395    $15,377
                                                  =======      =====       ====     =======    =======
Weighted-average rate (1)
Receive rate..................................       6.64%      3.32%      3.37%       6.71%      6.44%
Pay rate......................................       6.63%      0.40%      6.42%       6.36%      5.86%

------------------------

(1) Weighted-average interest rates were calculated utilizing non-U.S. dollar interest rates, where applicable.

    The Company's end user derivative activities resulted in the following changes to the Company's mix of fixed and floating rate debt and effective weighted-average rates of interest:

                                                                      NOVEMBER 30, 1999
                                                    ------------------------------------------------------
                                                        LONG-TERM DEBT            WEIGHTED-AVERAGE(1)
                                                    -----------------------   ----------------------------
                                                      BEFORE       AFTER      CONTRACTUAL   EFFECTIVE RATE
                                                     END USER     END USER     INTEREST     AFTER END USER
                                                    ACTIVITIES   ACTIVITIES      RATE         ACTIVITIES
                                                    ----------   ----------   -----------   --------------
USD Obligations
  Fixed Rate......................................    $14,341      $ 1,102
  Floating Rate...................................      4,107       17,765
                                                      -------      -------
                                                       18,448       18,867
Non-USD Obligations...............................        424            5
                                                      -------      -------        ----           ----
Total.............................................    $18,872      $18,872        6.85%          6.52%
                                                      =======      =======        ====           ====

                                                                    NOVEMBER 30, 1998
                                                                 ------------------------
                                                        LONG-TERM DEBT            WEIGHTED-AVERAGE(1)
                                                    -----------------------   ----------------------------
                                                      BEFORE       AFTER      CONTRACTUAL   EFFECTIVE RATE
                                                     END USER     END USER     INTEREST     AFTER END USER
                                                    ACTIVITIES   ACTIVITIES      RATE         ACTIVITIES
                                                    ----------   ----------   -----------   --------------
USD Obligations
  Fixed Rate......................................    $10,640      $   156
  Floating Rate...................................      5,551       16,758
                                                      -------      -------
                                                       16,191       16,914
Non-USD Obligations...............................        746           23
                                                      -------      -------        ----           ----
Total.............................................    $16,937      $16,937        6.47%          5.93%
                                                      =======      =======        ====           ====

------------------------

(1) Weighted-average interest rates were calculated utilizing non-US dollar interest rates, where applicable.

NOTE 3. DIVIDENDS

    Dividends and capital distributions received by Holdings from its subsidiaries and affiliates were $240 million in 1999, $141 million in 1998, and $304 million in 1997.

NOTE 4. COMMITMENTS AND CONTINGENCIES

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

                                                                  LEHMAN BROTHERS HOLDINGS INC.
                                                                           (REGISTRANT)

FEBRUARY 28, 2000                                      BY:  /S/ JENNIFER MARRE
                                                            -----------------------------------------
                                                                      Title: VICE PRESIDENT

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                SIGNATURES                                 TITLE                         DATE
                ----------                                 -----                         ----
           RICHARD S. FULD, JR.             Chief Executive Officer and Chairman
    ---------------------------------         of the Board of Directors           February 28, 2000
           Richard S. Fuld, Jr.               (principal executive officer)

              JOHN L. CECIL                 Chief Financial and Administrative
    ---------------------------------         Officer (principal financial and    February 28, 2000
              John L. Cecil                   accounting officer)

            MICHAEL L. AINSLIE
    ---------------------------------       Director                              February 28, 2000
            Michael L. Ainslie

              JOHN F. AKERS
    ---------------------------------       Director                              February 28, 2000
              John F. Akers

             ROGER S. BERLIND
    ---------------------------------       Director                              February 28, 2000
             Roger S. Berlind

           THOMAS H. CRUIKSHANK
    ---------------------------------       Director                              February 28, 2000
           Thomas H. Cruikshank

              HENRY KAUFMAN
    ---------------------------------       Director                              February 28, 2000
              Henry Kaufman

           HIDEICHIRO KOBAYASHI
    ---------------------------------       Director                              February 28, 2000
           Hideichiro Kobayashi

             JOHN D. MACOMBER
    ---------------------------------       Director                              February 28, 2000
             John D. Macomber

               DINA MERRILL
    ---------------------------------       Director                              February 28, 2000
               Dina Merrill

    ---------------------------------
            (ATTORNEY-IN-FACT)              Director                              February 28, 2000
              Jennifer Marre
            February 28, 2000