Form 10-Q
period 2000-02-29
LEHMAN BROTHERS HOLDINGS INC
filed 2000-04-14
CIK 806085

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[ X ]             QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 29, 2000

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

As of March 31, 2000, 120,843,134 shares of the Registrant's Common Stock, par value $0.10 per share, were outstanding.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES

                                    FORM 10-Q

                     FOR THE QUARTER ENDED FEBRUARY 29, 2000

                                      INDEX


Part I.                 FINANCIAL INFORMATION                           Page
                                                                        Number

       Item 1.      Financial Statements - (unaudited)

                        Consolidated Statement of Income -
                        Three Months Ended
                        February 29, 2000 and February 28, 1999...........3

                        Consolidated Statement of Financial Condition -
                        February 29, 2000 and November 30, 1999...........4

                        Consolidated Statement of Cash Flows -
                        Three Months Ended
                        February 29, 2000 and February 28, 1999...........6

                        Notes to Consolidated Financial Statements........8

       Item 2.          Management's Discussion and Analysis of
                        Financial Condition and Results of Operations.....17

Part II.                OTHER INFORMATION

       Item 1.          Legal Proceedings.................................34

       Item 4.          Submission of Matters to a Vote of Security.......35
                         Holders

       Item 6.          Exhibits and Reports on Form 8-K..................36

Signature     ............................................................37

EXHIBIT INDEX                                                             38

Exhibits

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                        CONSOLIDATED STATEMENT of INCOME
                                   (Unaudited)
                                  (In millions)


                                                                       Three months ended
                                                              -------------------------------------
                                                                February 29          February 28
                                                                   2000                 1999
                                                              ----------------     ----------------

Revenues
     Principal transactions                                        $ 1,114            $    534
     Investment banking                                                602                 313
     Commissions                                                       229                 146
     Interest and dividends                                          4,313               3,581
     Other                                                              82                  17
                                                              ----------------     ----------------
         Total revenues                                              6,340               4,591
Interest expense                                                     4,138               3,473
                                                              ----------------     ----------------
         Net revenues                                                2,202               1,118
                                                              ----------------     ----------------
Non-interest expenses
     Compensation and benefits                                       1,145                 567
     Technology and communications                                      84                  82
     Brokerage and clearance                                            58                  58
     Business development                                               35                  28
     Professional fees                                                  32                  22
     Occupancy                                                          30                  28
     Other                                                              24                  24
                                                              ----------------     ----------------
         Total non-interest expenses                                 1,408                 809
                                                              ----------------     ----------------
Income before taxes and dividends on trust
  preferred securities                                                 794                 309
     Provision for income taxes                                        239                  96
     Dividends on trust preferred securities                            14                   2
                                                              ----------------     ----------------
Net income                                                           $ 541               $ 211
                                                              ================     ================
Net income applicable to common stock                                $ 482               $ 198
                                                              ================     ================



Earnings per common share
     Basic                                                           $ 3.92             $ 1.62
                                                              ================     ================
     Diluted                                                         $ 3.69             $ 1.57
                                                              ================     ================






                 See notes to consolidated financial statements.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                  CONSOLIDATED STATEMENT of FINANCIAL CONDITION
                                   (Unaudited)
                                  (In millions)


                                                                                  February 29            November 30
                                                                                      2000                   1999
                                                                                ------------------     ------------------

ASSETS
Cash and cash equivalents                                                        $     2,789             $     5,186

Cash and securities segregated and on deposit for regulatory  and other
purposes                                                                               3,177                   1,989

Securities and other financial instruments owned:
     Governments and agencies                                                         26,293                  29,959
     Mortgages and mortgage-backed                                                    24,385                  22,643
     Corporate equities                                                               13,948                  12,790
     Derivatives and other contractual agreements                                     13,863                  10,306
     Corporate debt and other                                                         13,414                  11,096
     Certificates of deposit and other money market instruments                          665                   2,265
                                                                                ------------------     ------------------
                                                                                      92,568                  89,059
                                                                                ------------------     ------------------

Collateralized short-term agreements:
     Securities purchased under agreements to resell                                  76,764                  62,222
     Securities borrowed                                                              23,939                  19,397

Receivables:
     Brokers, dealers and clearing organizations                                       1,493                   1,674
     Customers                                                                         9,852                   9,332
     Others                                                                            1,304                   1,354

Property, equipment and leasehold improvements (net of
  accumulated depreciation and amortization of $906 in 2000
  and $889 in 1999)
                                                                                         479                     485

Other assets                                                                           1,388                   1,408

Excess of cost over fair value of net assets acquired (net of accumulated
amortization of $131 in 2000 and $129 in 1999)                                           136                     138
                                                                                ------------------     ------------------
     Total Assets                                                                  $ 213,889               $ 192,244
                                                                                ==================     ==================




                 See notes to consolidated financial statements.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
           CONSOLIDATED STATEMENT of FINANCIAL CONDITION - (Continued)
                                   (Unaudited)
                        (In millions, except share data)


                                                                                             February 29        November 30
                                                                                                2000               1999
                                                                                           --------------    ----------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Commercial paper and short-term debt                                                        $     5,825            $ 5,476
Securities and other financial instruments sold but not yet purchased:
     Governments and agencies                                                                    27,279             22,396
     Corporate equities                                                                          16,929             12,344
     Derivatives and other contractual agreements                                                10,382              9,582
     Corporate debt and other                                                                     4,288              2,288
                                                                                            --------------    ----------------
                                                                                                 58,878             46,610
                                                                                            --------------    ----------------
Collateralized short-term financing:
     Securities sold under agreements to repurchase                                              84,308             81,083
     Securities loaned                                                                            4,948              4,568
Payables:
     Brokers, dealers and clearing organizations                                                  1,654              1,184
     Customers                                                                                   12,781             10,971
Accrued liabilities and other payables                                                            5,885              4,668
Long-term debt:
     Senior notes                                                                                28,996             27,375
     Subordinated indebtedness                                                                    3,318              3,316
                                                                                            --------------    ----------------
         Total liabilities                                                                      206,593            185,251
                                                                                            --------------    ----------------

Commitments and contingencies

Trust preferred securities subject to mandatory redemption                                          710                710

STOCKHOLDERS' EQUITY
Preferred stock                                                                                     600                688
Common stock, $0.10 par value; 300,000,000 shares authorized;
  Shares issued: 122,642,213 in 2000 and 122,619,460 in 1999;
  Shares outstanding: 120,150,218 in 2000 and 119,912,810 in 1999                                    12                 12
Additional paid-in capital                                                                        3,350              3,387
Accumulated other comprehensive income (net of tax)                                                 (13)                (2)
Retained earnings                                                                                 2,563              2,094
Other stockholders' equity, net                                                                     232                254
Common stock in treasury, at cost: 2,491,995 shares in 2000 and 2,706,650 in 1999                  (158)              (150)
                                                                                                              ----------------
                                                                                            --------------
         Total stockholders' equity                                                               6,586              6,283
                                                                                            ==============    ================
         Total liabilities and stockholders' equity                                           $ 213,889          $ 192,244
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

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                      CONSOLIDATED STATEMENT of CASH FLOWS
                                   (Unaudited)
                                  (In millions)



                                                                                          Three months ended
                                                                                   --------------------------------------
                                                                                     February 29           February 28
                                                                                         2000                 1999
                                                                                   -----------------     ----------------

CASH FLOWS FROM OPERATING ACTIVITES
Net income                                                                         $       541            $      211
Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
     Depreciation and amortization                                                          24                    24
     Provisions for losses and other reserves                                                9                     9
     Compensation payable in common stock                                                   68                    47
     Other adjustments                                                                      12                    33
Net change in:
     Cash and securities segregated                                                     (1,188)                  (89)
     Securities and other financial instruments owned                                   (3,509)              (12,459)
     Securities borrowed                                                                (4,542)                1,483
     Receivables from brokers, dealers and clearing organizations                          181                   404
     Receivables from customers                                                           (520)                  439
     Securities and other financial instruments sold but not yet
purchased                                                                               12,268                 4,756
     Securities loaned                                                                     380                 3,708
     Payables to brokers, dealers and clearing organizations                               470                   698
     Payables to customers                                                               1,810                  (958)
     Accrued liabilities and other payables                                              1,208                  (417)
     Other operating assets and liabilities, net                                          (213)                  484
                                                                                   -----------------     ----------------

         Net cash provided by (used in) operating activities                           $ 6,999              $ (1,627)
                                                                                   -----------------     ----------------



                 See notes to consolidated financial statements.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                CONSOLIDATED STATEMENT of CASH FLOWS (Continued)
                                   (Unaudited)
                                  (In millions)


                                                                                            Three months ended
                                                                                   -------------------------------------
                                                                                     February 29          February 28
                                                                                        2000                 1999
                                                                                   ----------------     ----------------

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from issuances of senior notes                                                $ 3,776              $ 1,222
Principal payments of senior notes                                                      (1,914)              (1,845)
Net proceeds from commercial paper and short-term debt                                     349                  511
Resale agreements net of repurchase agreements                                         (11,317)               2,162
Payments for treasury stock purchases                                                     (112)                 (40)
Dividends paid                                                                             (73)                 (71)
Issuances of common stock                                                                                         7
Redemption of preferred stock                                                              (88)
Issuances of trust preferred securities, net of issuance costs                                                  316
                                                                                   ----------------     ----------------
       Net cash provided by (used in) financing activities                              (9,379)               2,262
                                                                                   ----------------     ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, equipment and leasehold improvements                                (17)                 (20)
                                                                                   ----------------     ----------------
       Net cash used in investing activities                                               (17)                 (20)
                                                                                   ----------------     ----------------
       Net change in cash and cash equivalents                                          (2,397)                 615
                                                                                   ----------------     ----------------
Cash and cash equivalents, beginning of period                                           5,186                3,055
                                                                                   ================     ================
       Cash and cash equivalents, end of period                                        $ 2,789             $  3,670
                                                                                   ================     ================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (in millions)

Interest paid totaled $4,226 and $3,491 for the three months ended February 29, 2000 and February 28, 1999, respectively. Income taxes paid totaled $59 and $26 for the three months ended February 29, 2000 and February 28, 1999, respectively.


                 See notes to consolidated financial statements.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS


1.  Basis of Presentation:

The consolidated financial statements include the accounts of Lehman Brothers Holdings Inc. ("Holdings") and subsidiaries (collectively, the "Company" or "Lehman Brothers"). Lehman Brothers is one of the leading global investment banks serving institutional, corporate, government and high-net-worth individual clients and customers. The Company's worldwide headquarters in New York and regional headquarters in London and Tokyo are complemented by offices in additional locations in North America, Europe, the Middle East, Latin America and the Asia Pacific Region. The Company is engaged primarily in providing financial services. The principal U.S. subsidiary of Holdings is Lehman Brothers Inc. ("LBI"), a registered broker-dealer. All material intercompany accounts and transactions have been eliminated in consolidation. The Company's financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC") with respect to the Form 10-Q and reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Pursuant to such rules and regulations, certain footnote disclosures which are normally required under generally accepted accounting principles have been omitted. It is recommended that these consolidated financial statements be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the twelve months ended November 30, 1999 (the "Form 10-K"). The Consolidated Statement of Financial Condition at November 30, 1999 was derived from the audited financial statements.

The nature of the Company's business is such that the results of any interim period may vary significantly from quarter to quarter and may not be indicative of the results to be expected for the fiscal year. Certain prior period amounts reflect reclassifications to conform to the current period's presentation.

2.  Long-Term Debt:

During the three months ended February 29, 2000, the Company issued $3,776 million of long-term debt (all of which were senior notes). Of the total issuances during the period, $2,271 million were U.S. dollar fixed rate, $769 million were U.S. dollar floating rate, $684 million were foreign currency denominated fixed rate, and $52 million were foreign currency denominated floating rate. These issuances were primarily utilized to refinance current maturities of long-term debt in 2000 and to increase total capital (stockholders' equity, long-term debt and trust preferred securities).

The Company's floating rate new issuances contain contractual interest rates based primarily on London Interbank Offered Rates ("LIBOR"). All of the Company's fixed rate new issuances were effectively converted to floating rate obligations through the use of interest rate swaps. Of the foreign denominated new issuances totaling $736 million, $681 million were effectively swapped to U.S. Dollars, with the remainder match funding foreign currency denominated capital needs.

The Company had $1,914 million of long-term debt mature during the three months ended February 29, 2000.

                LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS

3.  Capital Requirements:

The Company operates globally through a network of subsidiaries, with several being subject to regulatory requirements. In the United States, LBI, as a registered broker-dealer, is subject to SEC Rule 15c3-1, the Net Capital Rule, which requires LBI to maintain net capital of not less than the greater of 2% of aggregate debit items arising from customer transactions, as defined, or 4% of funds required to be segregated for customers' regulated commodity accounts, as defined. At February 29, 2000, LBI's regulatory net capital, as defined, of $1,656 million exceeded the minimum requirement by $1,524 million.

Lehman Brothers International (Europe) ("LBIE"), a United Kingdom registered broker-dealer and subsidiary of Holdings, is subject to the capital requirements of the Securities and Futures Authority ("SFA") of the United Kingdom. Financial resources, as defined, must exceed the total financial resources requirement of the SFA. At February 29, 2000, LBIE's financial resources of approximately $2,056 million exceeded the minimum requirement by approximately $575 million. Lehman Brothers Japan Inc.'s Tokyo branch, a regulated broker-dealer, is subject to the capital requirements of the Financial Supervisory Agency and, at February 29, 2000, had net capital of approximately $374 million which was approximately $161 million in excess of the specified levels required. Certain other non-U.S. subsidiaries are subject to various securities, commodities and banking regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. At February 29, 2000, these other subsidiaries were in compliance with their applicable local capital adequacy requirements. In addition, the Company's "AAA" rated derivatives subsidiaries, Lehman Brothers Financial Products Inc. ("LBFP") and Lehman Brothers Derivative Products Inc. ("LBDP"), have established certain capital and operating restrictions which are reviewed by various rating agencies. At February 29, 2000, LBFP and LBDP each had capital which exceeded the requirement of the most stringent rating agency by approximately $114 million and $30 million, respectively. Lehman Brothers Bank, FSB (the "Bank"), the Company's thrift subsidiary, is regulated by the Office of Thrift Supervision ("OTS"). The Bank exceeds all regulatory capital requirements and is considered well capitalized by the OTS.

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

                                                                                                  Average Fair Value*
                                                                   Fair Value*                    Three Months Ended
                                                                February 29, 2000                  February 29, 2000
                                                         --------------------------------- ----------------------------------
(in millions)                                               Assets          Liabilities       Assets           Liabilities
-------------------------------------------------------- -------------- -- --------------- -------------- --- ---------------
Interest rate and currency swaps and options
(including caps, collars and floors)                       $   4,928          $   3,526      $   4,251            $ 3,716
Foreign exchange forward contracts and options
                                                                 712              1,095          2,147              1,805
Other fixed income securities contracts (including
options and TBAs)                                                186                224            392                270
Equity contracts (including equity swaps,   warrants
and options)                                                   8,037              5,537          5,452              3,808
                                                         -------------- -- --------------- -------------- --- ---------------
         Total                                              $ 13,863           $ 10,382       $ 12,242            $ 9,599
                                                         -------------- -- --------------- -------------- --- ---------------

*    Amounts  represent  carrying  value  (exclusive of  collateral)  and do not
     include   receivables  or  payables  related  to  exchange-traded   futures
     contracts.

               LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS



                                                                                                  Average Fair Value*
                                                                    Fair Value*                   Twelve Months Ended
                                                                 November 30, 1999                 November 30, 1999
                                                         ---------------------------------- ---------------------------------
(in millions)                                               Assets           Liabilities        Assets         Liabilities
-------------------------------------------------------- -------------- -- ---------------- --------------- - ---------------
Interest rate and currency swaps and options
(including caps, collars and floors)                          $4,807             $3,633          $4,406            $3,030
Foreign exchange forward contracts and
      options                                                    878              1,310           1,226             1,287
Other fixed income securities contracts
(including options and TBAs)                                     254                195             257               240
Equity contracts (including equity swaps,
      warrants and options)                                     4,367              4,444           2,478             3,291
Commodity contracts (including swaps,
      forwards and options)                                                                           15                 5
                                                         -------------- -- ---------------- --------------- - ---------------
         Total                                                $10,306             $9,582          $8,382            $7,853
                                                         -------------- -- ---------------- --------------- - ---------------

*    Amounts  represent  carrying  value  (exclusive of  collateral)  and do not
     include   receivables  or  payables  related  to  exchange-traded   futures
     contracts.

Assets included in the table above and on the previous page represent the Company's unrealized gains, net of unrealized losses for situations in which the Company has a master netting agreement. Similarly, liabilities represent net amounts owed to counterparties. Therefore, the fair value of assets/liabilities related to derivative contracts at February 29, 2000 represents the Company's net receivable/payable for derivative financial instruments before consideration of collateral. Included within the $13,863 million fair value of assets at February 29, 2000 was $11,613 million related to swaps and other OTC contracts and $2,250 million related to exchange-traded option and warrant contracts. Included within the $10,306 million fair value of assets at November 30, 1999 was $9,002 million related to swaps and other OTC contracts and $1,304 million related to exchange-traded option and warrant contracts.

With respect to OTC contracts, including swaps, the Company views its net credit exposure to be $6,062 million at February 29, 2000, representing the fair value of the Company's OTC contracts in an unrealized gain position, after consideration of collateral. Presented below is an analysis of the Company's net credit exposure at February 29, 2000 for OTC contracts based upon actual ratings made by external rating agencies or by equivalent ratings established and utilized by the Company's Credit Risk Management Department.

               LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS





 Counterparty                 S&P/Moody's                   Net Credit
 Risk Rating                  Equivalent                     Exposure
 -----------                  ----------                     --------
      1                         AAA/Aaa                        10%
      2                    AA-/Aa3 or higher                   24%
      3                     A-/A3 or higher                    40%
      4                   BBB-/Baa3 or higher                  19%
      5                    BB-/Ba3 or higher                    3%
      6                     B+/B1 or lower                      4%

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

5.  Other Commitments and Contingencies:

In connection with its financing activities, the Company had outstanding commitments under certain lending arrangements of approximately $3.5 billion at February 29, 2000 and $4.2 billion at November 30, 1999. These commitments require borrowers to provide acceptable collateral, as defined in the agreements, when amounts are drawn under the lending facilities. Advances made under the above lending arrangements are typically at variable interest rates and generally provide for over-collateralization based upon the borrowers' creditworthiness.

The Company, through its high grade and high yield sales, trading and underwriting activities, makes commitments to extend credit in loan syndication transactions and then participates out a significant portion of these commitments. The Company had lending commitments to high grade borrowers of $2.4 billion and $2.9 billion at February 29, 2000 and November 30, 1999, respectively. In addition, lending commitments to high yield borrowers totaled $1.5 billion and $1.4 billion at February 29, 2000 and November 30, 1999, respectively. All of these commitments and any related draw-downs of these facilities are typically secured against the borrowers' assets, have fixed maturity dates and are generally contingent upon certain representations, warranties and contractual conditions applicable to the borrower. Total commitments are not indicative of actual risk or funding requirements as the commitments may not be drawn or fully utilized, and the Company will continue to syndicate and/or sell these commitments.

               LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS

At February 29, 2000 and November 30, 1999, the Company had commitments to invest up to $522 million and $411 million, respectively, directly and through partnerships, in private equity-related investments. These commitments will be funded as required through the end of the respective investment periods, principally expiring in 2004.

In addition to these specific commitments, the Company had various other commitments of approximately $300 million at both February 29, 2000 and November 30, 1999.

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

6.       Segments

Lehman Brothers operates in three business segments: Investment Banking, Capital Markets, and Client Services.

The Investment Banking Division provides advice to corporate, institutional and government clients throughout the world on mergers, acquisitions, and other financial matters. The Division also raises capital for clients by underwriting public and private offerings of debt and equity securities.

The Capital Markets Division includes the Company's institutional sales, trading, research and financing activities in equity and fixed income cash and derivatives products. Through the Division, the Company is a global market-maker in numerous equity and fixed income products, including U.S., European and Asian equities, government and agency securities, money market products, corporate high grade, high yield and emerging market securities, mortgage- and asset-backed securities, municipal securities, bank loans, foreign exchange and derivatives products. The Division also includes the Company's risk arbitrage and secured financing businesses. The financing business manages the Company's equity and fixed income matched book activities, supplies secured financing to institutional clients and customers, and provides secured funding for the Company's inventory of equity and fixed income products.

               LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS

Client Services revenues reflect earnings from the Company's private client and private equity businesses. Private client revenues reflect the Company's high-net-worth retail customer flow activities as well as asset management fees earned from these clients. Private equity net revenues include the management and incentive fees earned in the Company's role as General Partner for fifteen merchant banking and venture capital partnerships. In addition, these revenues also include the appreciation of its general partnership interests.

The Company's segment information for the first quarter of 2000 and 1999 is presented below and was developed consistent with the accounting policies used to prepare the Company's consolidated financial statements.


                                       Investment             Capital             Client
                                         Banking              Markets            Services                 Total
                                    ------------------     --------------    -----------------     ---------------------

February 29, 2000

Net revenue                                     $ 593            $ 1,339             $ 270                      $ 2,202
                                    ==================     ==============    =================     =====================
Earnings before taxes (1)                       $ 179              $ 506             $ 109                        $ 794
                                    ==================     ==============    =================     =====================
Segment assets (billions)                        $1.9            $ 202.2            $  9.8                      $ 213.9
                                    ==================     ==============    =================     =====================


February 28, 1999

Net revenue                                     $ 309              $ 687            $ 122                       $ 1,118
                                    ==================     ==============    =================     =====================
Earnings before taxes (1)                        $ 84              $ 203           $   22                         $ 309
                                    ==================     ==============    =================     =====================
Segment assets (billions)                        $1.0            $ 172.6           $  5.7                       $ 179.3
                                    ==================     ==============    =================     =====================

(1)      And before dividends on trust preferred securities.

The following are net revenues by geographic region:

                                   February 29           February 28
                                      2000                   1999
                                ------------------    -------------------

Americas*                             $ 1,265                 $ 640
Europe                                    704                   373
Asia Pacific                              233                   105
                                ------------------    -------------------

      Total                           $ 2,202               $ 1,118
                                ==================    ===================

* Includes non-U.S. revenues of $20 million and $9 million in the first quarter of 2000 and 1999, respectively.

               LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS


The following information describes the Company's methods of allocating consolidated net revenues to geographic regions. Net revenues, if syndicated or trading-related, have been distributed based upon the location where the primary or secondary position was fundamentally risk managed; if fee-related, by the location of the senior coverage banker; if commission-related, by the location of the salespeople. In addition, certain revenues associated with domestic products and services which resulted from relationships with international clients and customers have been reclassified as international revenues using an allocation consistent with the Company's internal reporting.

7.  Incentive Plans:

In the first quarter of 2000, the Company transferred 2.0 million shares of its common stock held in treasury into the RSU Trust. The RSU Trust is included in the Consolidated Statement of Financial Condition as a component of other stockholders' equity. The transfer had no impact on the total stockholders' equity of the Company, as the decrease in treasury stock was offset by a corresponding decrease in additional paid-in capital and other stockholders' equity. At February 29, 2000 and November 30, 1999, 25.6 million and 24.8 million outstanding shares, respectively, were held in the RSU Trust.

In February 2000, the Company granted to senior officers options to acquire 7.1 million shares of its common stock that expire in approximately five years. No compensation expense has been recognized for these stock options as they were granted with an exercise price at the market price of the common stock on the date of the grant.

               LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS


8.  Earnings Per Common Share:

Earnings per share was calculated as follows (in millions, except for per share data):


                                                                                                 Three Months
                                                                                                    Ended
                                                                                     -------------------------------------
                                                                                       February 29          February 28
                                                                                           2000                1999
                                                                                     -----------------    ----------------
Numerator:
   Net income                                                                             $541                  $211
   Preferred stock dividends                                                               (59)                  (13)
                                                                                     -----------------    ----------------
   Numerator for basic earnings per share-income available to common
stockholders                                                                               482                   198
   Convertible preferred stock dividends                                                     2
                                                                                     -----------------    ----------------
   Numerator for diluted earnings per share-income available to common
stock-holders (adjusted for assumed conversion of  preferred stock)                       $484                  $198
                                                                                     =================    ================
Denominator:
Denominator for basic earnings per share - weighted-average shares                       123.0                 121.9
Effect of dilutive securities:
   Employee stock options                                                                  4.9                   2.3
   Employee restricted stock units                                                         2.1                   1.6
   Preferred shares assumed converted
    into common                                                                            1.2
                                                                                     -----------------    ----------------
Dilutive potential common shares                                                           8.2                   3.9
                                                                                     =================    ================
   Denominator for diluted earnings per share - adjusted weighted-average
shares                                                                                    131.2                125.8
                                                                                     =================    ================

Basic earnings per share                                                                  $3.92                $1.62
                                                                                     =================    ================
Diluted earnings per share                                                                $3.69                $1.57
                                                                                     =================    ================

Preferred Shares are convertible into common shares at a conversion price of approximately $123.00 per share. However, for purposes of calculating diluted earnings per share, preferred shares are assumed to be converted into common shares when basic earnings per share exceeds preferred dividends per share obtainable upon conversion (approximately $1.54 on a quarterly basis).

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

Financial Advisory activities on a global basis continued at record levels. Industrywide, the volume of announced merger and acquisition transactions in the first quarter soared to $1.1 trillion. The first quarter also reflected continued activity involving European companies and cross-border mergers and acquisitions. Merger and acquisition activities continued to reflect the trends of consolidation, deregulation and globalization across industry sectors and across borders. Equity new issuance this quarter was at record levels worldwide, more than doubling as compared to the same period last year. In the U.S., new equity issuance more than tripled as compared to the first quarter last year. Fueling the domestic market was increased IPO activity and continued equity raising in the technology, telecommunications and new media sectors. Debt issuance was initially dampened by the outward shift in the yield curve in January and later by the inversion of the yield curve and the anticipation of future interest rate hikes by the Federal Reserve and the European Central Bank.

At the same time, economic growth in the United States remained very strong during the first quarter of 2000, and equity trading volumes continued to be healthy. New economy stocks, as measured by the NASDAQ rose 40% during the quarter to a new high, but have since corrected. In anticipation of further rate hikes, the price of old economy stocks, as measured by the Dow Jones Industrial Index, declined by 7% over the quarter, through the 10,000 level, but later recovered. In the fixed income markets, the 10-year U.S. Treasury bond yield initially rose during the quarter, reaching 6.78% in mid-January. However, as the Dow slid and the U.S. Treasury announced plans for the early retirement of certain Treasury borrowings, bond yields fell-back to end the quarter at 6.4%, just 20 basis points above where they had started. In response to the strength of continued growth, the Fed, as expected, raised the Federal Funds rate on February 2nd by 25 basis points to 5.75%, the fourth 25 basis point increase since June 1999.

In February, while European business and consumer confidence had risen to new cyclical and all-time highs, inflationary pressures also started to rise. Pushed up by higher oil prices and a weaker euro, European inflation rose to 2% in January from 1.5% in November, while core inflation also inched higher. Responding to rising inflationary pressures and a weaker euro, the European Central Bank raised its key two-week repo rate by 25 basis points on February 3rd. Although the rate hike by the ECB matched that by the Federal Reserve, the euro continued to fall against the dollar, hitting a new low of $0.94/euro on February 28th, but later stabilizing at around $0.97/euro. For the period as a whole, European markets outperformed the broad U.S. index with a return of 8% in local currency terms (FTSE World Europe), but all of this gain was achieved by

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                       CONDITION and RESULTS of OPERATIONS


the end of December.

In Japan, the economy and financial markets gave out mixed signals in the first quarter of the financial year. Recovery generally remained hesitant and uneven. Even though concerns continued to mount about the sustainability of public financing, the continued weakness of real activity and residual evidence of deflation allowed long-term bond yields to remain below 2.0%. Evidence of corporate restructuring and accelerated diffusion of the information technology revolution encouraged the continued rally of the stock market. Notwithstanding increased foreign portfolio inflows, the yen declined against the dollar, falling around 8% to (Y)/U.S.$110 by the end of the quarter. Other Asian markets recorded modest returns in the three months ending February in local currency terms, again with these gains being front-loaded into December and dominated by the "New Economy" sectors.

























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

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                       CONDITION and RESULTS of OPERATIONS





Results of Operations
For the Three Months Ended February 29, 2000 and February 28, 1999

The Company reported record net income of $541 million for the first quarter ended February 29, 2000, representing an increase of 156% from net income of $211 million for the first quarter ended February 28, 1999. Earnings per common share (diluted) increased to $3.69 for the first quarter of 2000 from $1.57 for the first quarter of 1999 or an increase of 135%. Excluding the impact of the special preferred dividend of $50 million, earnings per share rose 160%.

These results reflect the ongoing successful execution of the Company's strategy to grow its high margin investment banking and equities businesses; increase its presence in certain strategic businesses in Europe; and at the same time maintain a strict discipline with regard to its expenses. The Company's strategy is based on the belief that: (1) these businesses generate higher returns on equity because they are less capital intensive; and (2) their rapid growth accelerates the Company's overall rate of growth; and (3) they help reduce earnings volatility by diversifying the Company's revenue base. The Company's emphasis on these high margin businesses helped to increase the Company's operating margin to 36.1% in the first quarter of 2000 from 27.6% in the first quarter of 1999. Non-personnel expenses increased only 8.7% in the first quarter of 2000, despite a 97% increase in net revenues from first quarter 1999. The Company's compensation and benefits ratio increased to 52% of net revenues from 50.7%, as the Company stepped up its rate of investment to accelerate its growth, and take advantage of rapidly expanding opportunities in a number of businesses, particularly investment banking, equities, and Europe. The Company also increased its investment in information technology and e-commerce activities to support its growth strategy.

In the following tables, the Company's results have been segregated into three business segments: Investment Banking, Capital Markets and Client Services. Each segment represents a group of activities and products with similar characteristics. These business activities result in revenues from both institutional clients as well as high-net-worth retail clients and are recognized within the different revenue categories in the Company's Consolidated Statement of Income. (Net revenues by segment contain certain internal allocations, including funding costs, which are centrally managed.)

Three Months Ended February 29, 2000 and February 28, 1999

--------------------------------- --------------- -- --------------- --
(in millions)
                                         Three Months Ended
                                  ----------------------------------
                                      Feb 29             Feb 28
                                        2000               1999
                                  ---------------    ---------------
Investment Banking                  $    593           $    309
Capital Markets                        1,339                687
Client Services                          270                122
                                  ===============    ===============
Total                                $ 2,202            $ 1,118
                                  ===============    ===============

--------------------------------- --------------- -- --------------- --

The following discussion provides an analysis of the Company's net revenues for the periods above.

Investment Banking This segment's net revenues result from fees earned by the Company for underwriting public and private offerings of fixed income and equity securities, raising capital and advising clients on merger and acquisition activities and other services. Investment Banking's net revenues increased 92% in the first quarter of 2000 to $593 million from $309 million in the first quarter of 1999, principally as a result of an increase in equity underwriting and financial advisory services. The increased net revenues are an outgrowth of the Company's ongoing efforts to grow its Investment Banking franchise. The record results in equity underwriting were driven by issuances in the communications/media sector and a significant increase in convertible offerings. European revenues continued to be strong. The Company improved its ranking for European equity transactions, from #19 for the first quarter of 1999 to #4 in the first quarter of 2000.

The Company also recorded record results in financial advisory services, benefiting from a continued robust merger and acquisition environment. The Company's ranking for global completed transactions increased to #4 for the first quarter of 2000 from #8 for the first quarter of 1999.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                       CONDITION and RESULTS of OPERATIONS



 Debt underwriting revenues increased slightly from the first quarter of 1999 despite challenging market conditions resulting from yield curve volatility. Global debt underwriting volume was down 25% versus the first quarter of 1999. Despite these difficult market conditions, the Company was ranked #1 in high grade and #5 in high yield debt underwriting.


Investment Banking Net Revenues
 ------------------------ ------------------------------
 (in millions)                 Three Months Ended
                           February 29     February 28
                               2000           1999
 ------------------------ --------------- --------------
 Equity Underwriting          $ 261            $ 59
 Debt Underwriting              153             150
 Financial Advisory             179             100
 ------------------------ --------------- --------------
                              $ 593           $ 309
 ------------------------ --------------- --------------


Capital Markets This segment's net revenues reflect institutional flow activities and secondary trading and financing activities related to a broad spectrum of fixed income and equity products. These products include dollar and non-dollar government securities, mortgages, mortgage- and asset-backed securities, money market products, dollar and non-dollar corporate debt securities, emerging market securities, municipal securities, foreign exchange, fixed income and equity related derivatives, convertible securities and common and preferred equity securities.

Capital Markets' net revenues were $1,339 million for the first quarter of 2000 and $687 million for the first quarter of 1999. Customer flow sales and trading volumes continued to increase at healthy rates, significantly contributing to this increase.

Net revenues from the equity component of Capital Markets increased 321% to $868 million in the first quarter of 2000 from $206 million in the first quarter of 1999. Revenues benefited in the first quarter of 2000 from significantly increased institutional customer flow activity in cash and derivative products as well as contributions from equity arbitrage. In addition, the Company realized gains of approximately $150 million on a principal investment it had in VerticalNet, Inc. Consistent with its overall strategy, the Company also experienced continued growth and improved performance in its European franchise.

              Capital Markets Net Revenues
 ---------------------- ---------------------------------
 (in millions)                 Three Months Ended
                         February 29      February 28
                             2000             1999
--------------------------------------------------------
 Equities                   $ 868             $ 206
 Fixed Income                 471               481
 ---------------------- --------------- -----------------
                          $ 1,339             $ 687
 ---------------------- --------------- -----------------

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                       CONDITION and RESULTS of OPERATIONS



Net revenues from the fixed income component of Capital Markets decreased slightly to $471 million in the first quarter of 2000 from $481 million in the first quarter of 1999. Strong customer flow trading in areas such as high grade and high yield were offset by challenging market conditions overall and the Y2K induced slowdown earlier in the quarter.

Client Services Client Services net revenues reflect earnings from the Company's private client and private equity businesses. Private client net revenues reflect the Company's high-net-worth retail customer flow activities as well as asset management fees. Private equity net revenues include the management and incentive fees earned in the Company's role as General Partner for fifteen merchant banking and venture capital partnerships.

              Client Services Net Revenues
 ---------------------- ---------------------------------
 (in millions)                 Three Months Ended
                         February 29      February 28
                            1999             1998
 ---------------------- -------------- ------------------
 Private Client             $ 260            $ 119
 Private Equity                10                3
 ---------------------- -------------- ------------------
                            $ 270            $ 122
 ---------------------- -------------- ------------------


Client Services' net revenues were $270 million in the first quarter of 2000 and $122 million in the first quarter of 1999. The 121% increase was driven by record customer activity due in part to the Company's active syndicate calendar, as well as, performance fees resulting from high portfolio returns from the Company's London-based managed assets.

Non-Interest Expenses Non-interest expenses were $1,408 million for the first quarter of 2000 and $809 million for the first quarter of 1999. Compensation and benefits expense as a percentage of net revenues increased to 52.0% for the quarter compared to the prior year quarter of 50.7%. This increase reflects the Company's continued expansion of its investment banking, equities and European franchises as well as investment needs in technology and e-commerce capabilities. Nonpersonnel expenses were $263 million for the first quarter of 2000 and $242 million for the first quarter of 1999, an increase of 8.7%, reflecting the impact of increased investments in personnel and growth in net revenues. However, nonpersonnel expenses declined as a percentage of net revenues to 11.9% for the first quarter of 2000 from 21.7% for the first quarter of 1999 as the Company's net revenues increased at a significantly faster rate.

Income Taxes The Company's income tax provision was $239 million for the first quarter of 2000 compared to $96 million for the first quarter of 1999. The effective tax rate was 30.1% for the first quarter of 2000 and 31.0% for the first quarter of 1999. The decrease reflects a favorable change in the geographic mix of earnings and an increase in income and transactions that are subject to preferential tax treatment.

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

(3)  Maintain  funding  availability in excess of actual  utilization and obtain
     diversified   funding  through  a  global  investor  base  which  increases liquidity and reduces concentration risk.

(4) Maintain sufficient financial resources to enable the Company to meet its obligations in periods of financial stress, defined as any event that severely constrains the Company's access to unsecured funding sources.

Total Capital Total Capital (defined as long-term debt, trust preferred securities and stockholders' equity) was $39.6 billion at February 29, 2000 compared to $37.7 billion at November 30, 1999. The net increase in Total Capital resulted from a net increase in long-term debt of $1.6 billion, the retention of earnings, and amortization associated with RSU awards. These were offset by repurchases of common stock (to fund restricted stock units and option awards) and $88 million (2.3 million shares) of convertible Series B Preferred Stock.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                       CONDITION and RESULTS of OPERATIONS




                                  February 29           November 30
(in millions)                        2000                  1999
-------------------------------------------------------------------------------
Long-term Debt

    Senior Notes                  $ 28,996                $ 27,375
    Subordinated Indebtedness        3,318                   3,316
                                   -------                 -------
                                    32,314                  30,691

Trust Preferred Securities             710                     710

Stockholders' Equity

    Preferred Equity                   600                     688
    Common Equity                    5,986                   5,595
                                     -----                   -----
                                     6,586                   6,283
-------------------------------------------------------------------------------
Total Capital                     $ 39,610                $ 37,684
-------------------------------------------------------------------------------

During the first three months of 2000, the Company issued $3.8 billion in long-term debt, which was $1.9 billion in excess of its maturing debt. Long-term debt increased to $32.3 billion at February 29, 2000 from $30.7 billion at November 30, 1999 with a weighted-average maturity of 3.8 years at February 29, 2000 and 3.7 years at November 30, 1999.

Secured Funding The Company strives to maximize the portion of the Company's balance sheet that is funded on a secured basis. Secured funding includes securities and other financial instruments sold but not yet purchased, as well as collateralized short-term financings, defined as securities sold under agreements to repurchase ("repos") and securities loaned. Because of their secured nature, repos have historically been a stable financing source irrespective of market conditions. At February 29, 2000 and November 30, 1999, $138 billion and $123 billion, respectively, of the Company's total balance sheet of $214 billion and $192 billion at February 29, 2000 and November 30, 1999, respectively, was financed on a secured basis.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                       CONDITION and RESULTS of OPERATIONS



By maximizing its use of secured funding, the Company minimizes its reliance on unsecured financing. As of February 29, 2000 and November 30, 1999, commercial paper and short-term debt outstanding totaled $5.8 billion and $5.5 billion, respectively. Of these amounts, commercial paper outstanding as of February 29, 2000 and November 30, 1999, was $3.7 billion and $3.6 billion, respectively.

Back-Up Credit Facilities Holdings maintains a Revolving Credit Agreement (the "Credit Agreement") with a syndicate of banks. Under the terms of the Credit Agreement, the banks have committed to provide up to $2 billion for up to 364 days. Any loans outstanding on the commitment termination date may be extended for up to an additional year at the option of Holdings. The Credit Agreement contains covenants which require, among other things, that the Company maintain a specified level of tangible net worth.

In July 1999, the Company entered into a $1 billion Committed Securities Repurchase Facility (the "Facility") for LBIE, the Company's major operating entity in Europe. The Facility provides secured multi-currency financing for a broad range of collateral types. Under the terms of the Facility, the bank group will agree to provide funding for up to one year on a secured basis. Any loans outstanding on the commitment termination date may be extended for up to an additional year at the option of LBIE. The Facility contains covenants which require, among other things, that LBIE maintain specified levels of tangible net worth.

There are no borrowings outstanding under either the Credit Agreement or the Facility. The Company may use the Credit Agreement and the Facility for general corporate purposes from time to time. The Company has maintained compliance with the applicable covenants for both the Credit Agreement and the Facility at all times.

Balance Sheet The Company's total assets increased to $213.9 billion at February 29, 2000 from $192.2 billion at November 30, 1999. The Company's adjusted total assets, defined as total assets less the lower of securities purchased under agreements to resell or securities sold under agreements to repurchase were $137.1 billion at February 29, 2000 compared to $130.0 billion at November 30, 1999. The Company believes adjusted total assets is a more effective measure of evaluating balance sheet usage when comparing companies in the securities industry. The increase in adjusted total assets reflects higher levels of securities owned and borrowed associated with increased customer flow activities.

The Company's balance sheet consists primarily of cash and cash equivalents, securities and other financial instruments owned, and collateralized short-term financing agreements. The liquid nature of these assets provides the Company with flexibility in financing and managing its business. The majority of these assets are funded on a secured basis through collateralized short-term financing agreements with the remaining assets being funded through short-term unsecured financing and Total Capital

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                       CONDITION and RESULTS of OPERATIONS


Financial Leverage Balance sheet leverage ratios are one measure used to evaluate the capital adequacy of a company. Leverage ratios are commonly calculated using either total assets or adjusted total assets divided by total stockholders' equity and trust preferred securities. The Company believes that the adjusted leverage ratio is a more effective measure of financial risk when comparing companies in the securities industry. The Company's adjusted leverage ratio based on adjusted total assets at February 29, 2000 was 18.8x, relatively unchanged from 18.6x at November 30, 1999. Due to the nature of the Company's sales and trading activities, the overall size of the Company's assets and liabilities fluctuates from time to time and at specific points in time may be higher than the fiscal quarter ends or the quarterly average.

[GRAPHIC OMITTED]

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                       CONDITION and RESULTS of OPERATIONS


Credit Ratings

The Company, like other companies in the securities industry, relies on external sources to finance a significant portion of its day-to-day operations. The Company's access to and cost of funding is generally dependent upon its short- and long- term debt ratings. As of February 29, 2000 the short- and long-term debt ratings of Holdings and LBI were as follows:


                                                         Holdings                                  LBI
                                            -----------------------------------     -----------------------------------
                                              Short-term         Long-term            Short-term       Long-term**
------------------------------------------- ---------------- ------------------ --- --------------- -------------------
Duff & Phelps Credit Rating Co.                   D-1                A                   D-1               A/A-
Fitch IBCA, Inc.                                  F-1                A                   F-1               A/A-
Moody's                                           P-2               A3                   P-1              A2*/A3
Standard & Poor's Corp.                           A-1                A                   A-1              A+*/A
Thomson BankWatch                                TBW-1               A                  TBW-1              A+/A



*   Provisional ratings on shelf registration
** Senior/subordinated

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                       CONDITION and RESULTS of OPERATIONS


Other

The  Company  underwrites,  trades,  invests  and makes  markets  in high  yield corporate debt securities. The Company also syndicates, trades and invests in loans to below investment grade-rated companies. For purposes of this discussion, high yield debt instruments are defined as securities or loans to companies rated BB+ or lower, or equivalent ratings by recognized credit rating agencies, as well as non-rated securities or loans which, in the opinion of management, are non-investment grade. Non-investment grade securities generally involve greater risks than investment grade securities due to the issuer's creditworthiness and the liquidity of the market for such securities. In addition, these issuers have higher levels of indebtedness, resulting in an increased sensitivity to adverse economic conditions. The Company recognizes these risks and aims to reduce market and credit risk through the diversification of its products and counterparties. High yield debt instruments are carried at market value, and unrealized gains or losses for these securities are reflected in the Company's Consolidated Statement of Income. The Company's portfolio of such instruments at February 29, 2000 and November 30, 1999 included long positions with an aggregate market value of approximately $3.4 billion and $3.0 billion, respectively, and short positions with an aggregate market value of approximately $415 million and $290 million, respectively. The Company may, from time to time, mitigate its net exposure to any single issuer through the use of derivatives and other financial instruments.

Additional information about the Company's High Yield Securities and Lending Activities, including related commitments, can be found in Note 5 to the Consolidated Financial Statements (Other Commitments and Contingencies).

The Company has investments in fifteen merchant banking and venture capital-related partnerships, for which the Company acts as general partner, as well as related direct investments. At February 29, 2000, the Company's investment in these partnerships totaled $127 million and related direct investments totaled $531 million. The Company's policy is to carry its investments, including its partnership interests, at fair value based upon the Company's assessment of the underlying investments. Additional information about the Company's private equity activities, including related commitments, can be found in Note 5 to the Consolidated Financial Statements (Other Commitments and Contingencies).

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

Overall risk management policy is established by a Risk Management Committee (the "Committee") comprised of the Chief Executive Officer, the Global Risk Manager, the Chief Financial and Administrative Officer, the Head of Equities, the Head of Fixed Income, the Head of Global Sales and Research, the Head of Investment Banking and the Head of Private Equity. The Committee brings together senior management with the sole intent of discussing risk-related issues and provides an effective forum for managing risk at the highest levels within the Company. The Committee meets on a monthly basis, or more frequently if required, to discuss, among other matters, significant market exposures, concentrations of positions (e.g., counterparty, market risk), potential new transactions or positions and risk limit exceptions.

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

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                       CONDITION and RESULTS of OPERATIONS



The CRM Department manages the credit exposure related to trading activities by giving initial credit approval for counterparties, establishing credit limits by counterparty, country and industry group and by requiring collateral in appropriate circumstances. In addition, the CRM Department strives to ensure that master netting agreements are obtained whenever possible. The CRM Department also considers the duration of transactions in making its credit decisions, along with the potential credit exposure for complex derivative transactions. The CRM Department is responsible for the continuous monitoring and review of counterparty credit exposure and creditworthiness and recommending, where appropriate, valuation adjustments to the market value of derivative related contracts. Credit limits are reviewed periodically to ensure that they remain appropriate in light of market events or the counterparty's financial condition.

Market Risk Market risk represents the potential change in value of a portfolio of financial instruments due to changes in market rates, prices and volatilities. Market risk management also is an essential component of the Company's overall risk management framework. The Market Risk Management Department ("MRM Department") has global responsibility for implementing the Company's overall market risk management framework. It is responsible for the preparation and dissemination of risk reports, developing and implementing the firmwide Risk Management Guidelines and evaluating adherence to these guidelines. These guidelines provide a clear framework for risk management decision-making. To that end the MRM Department identifies and quantifies risk exposures, develops limits, and reports and monitors these risks with respect to the approved limits. The identification of material market risks inherent in positions includes, but is not limited to, interest rate, equity, and foreign exchange risk exposures. In addition to these risks, the MRM Department also evaluates liquidity risks, credit and sovereign concentrations.

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

Market risk is present in cash products, derivatives, and contingent claim structures that exhibit linear as well as non-linear profit and loss sensitivity. The Company's exposure to market risk varies in accordance with the volume of client-driven market-making transactions, the size of the Company's proprietary and arbitrage positions, and the volatility of financial instruments traded. The Company seeks to mitigate, whenever possible, excess market risk exposures through the use of futures and option contracts and offsetting cash market instruments.

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

The Company incurs short-term interest rate risk when facilitating the orderly flow of customer transactions through the maintenance of government and high grade corporate bond inventories. Market-making in high yield instruments exposes the Company to additional risk due to potential variations in credit spreads. Trading in international markets exposes the Company to spread risk between the term structure of interest rates in differing countries. Mortgages and mortgage-related securities are subject to prepayment risk and changes in the level of interest rates. Trading in derivatives and structured products exposes the Company to changes in the level and volatility of interest rates. The Company actively manages interest rate risk through the use of interest rate futures, options, swaps, forwards, and offsetting cash market instruments. Inventory holdings, concentrations and agings are monitored closely and used by management to selectively hedge or liquidate undesirable exposures.

The Company is a significant intermediary in the global equity markets through its market-making in U.S. and non-U.S. equity securities, including common stock, convertible debt, exchange-traded and OTC equity options, equity swaps and warrants. These activities expose the Company to market risk as a result of price and volatility changes in its equity inventory. Inventory holdings are also subject to market risk resulting from concentrations, aging and liquidity that may adversely impact market valuation. Equity market risk is actively managed through the use of index futures, exchange-traded and OTC options, swaps and cash instruments. Equity risk exposures are aggregated and reported to management on a regular basis.

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

Value at Risk For purposes of Securities and Exchange Commission ("SEC") risk disclosure requirements, the Company discloses an entity-wide value at risk analysis of virtually all of the Company's trading activities. The value at risk calculation measures the potential loss in expected revenues with a 95% confidence level. The methodology incorporates actual trading revenues over a standardized 250-day historical period. A confidence level of 95% implies, on average, that daily trading revenues or losses will exceed daily expected trading revenues by an amount greater than value at risk one out of every 20 trading days.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                       CONDITION and RESULTS of OPERATIONS



Average value at risk computed in this manner was $27.5 million and $30.9 million for the periods ended February 29, 2000 and November 30, 1999, respectively. Value at risk at February 29, 2000 and November 30, 1999 was $18.8 million and $19.2 million, respectively.

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

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                       CONDITION and RESULTS of OPERATIONS


New Accounting Developments

In September 1999, the FASB issued an Exposure Draft, "Business Combinations and Intangible Assets." The proposal would eliminate the use of the pooling-of-interests method and require that all business combinations be accounted for using the purchase method. The Exposure Draft would also require goodwill arising from the application of the purchase method to be written off over a maximum 20-year amortization period, which is shorter than the current 40-year period. The provisions of the Exposure Draft related to business combinations are expected to be applied only for those business combinations initiated after the issuance of a final statement, projected to be late in 2000.

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

In re Mobilemedia Securities Litigation (Reported in Holdings' 1999 Annual Report on Form 10-K)

     On February 24, 2000, the Court entered an Order and Final Judgment finally approving a settlement and dismissing the action.

Pamahi Investment Corp., et al. v. Lehman Brothers Inc., et al. (Reported in Holdings' 1999 Annual Report on Form 10-K)

     On March 17, 2000, the motion of LBI and its former branch manager to sever the arbitration into a separate case for each set of claimants was granted, and all claims other than those of the lead claimant, Pamahi Investment Corp., were dismissed without prejudice to renewal in a separate proceeding. Pamahi claims damages of $5.96 million; no other Claimants assert claims for damages in excess of that amount.

ITEM 4   Submission of Matters to a Vote of Security - Holders
         -----------------------------------------------------

At the annual meeting of shareholders of the Company held on April 4, 2000, the following matters were submitted to a vote of security holders:

A) A proposal was submitted for the election of all Class III Directors. The results for the nominees were: Thomas H. Cruikshank - 107,810,771 votes for, 2,089,680 votes withheld; Henry Kaufman - 107,143,974 votes for, 2,756,477 votes withheld; John D. Macomber - 107,772,421 votes for, 2,128,030 votes withheld. Messrs. Cruikshank, Kaufman, and Macomber were elected to serve until the Annual Meeting in 2003 or until a successor is elected and qualified.

B) A proposal was submitted for the ratification of the Company's selection of Ernst & Young LLP as the Company's independent auditors for the 2000 fiscal year. The results were 109,169,222 votes for, 265,208 against and 466,021 abstaining, and the proposal was adopted.

C) A proposal was submitted for approval of an amendment to Holdings' 1996 Management Ownership Plan to increase the number of shares of Common Stock with respect to which awards may be granted under the Plan from 15.5 million to 21 million shares. The results were 69,219,693 votes for, 40,046,371 against and 634,387 abstaining, and the proposal was adopted.

ITEM 6   Exhibits and Reports on Form 8-K

The following exhibits and reports on Form 8-K are filed as part of this Quarterly Report, or where indicated, were heretofore filed and are hereby incorporated by reference:

(a)      Exhibits:

         12 Computation in Support of Ratio of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Dividends

         27       Financial Data Schedule

(b)      Reports on Form 8-K:

         1. Form 8-K dated January 6, 2000, Items 5 and 7.

                  Financial Statements:

                      Exhibit 99.2 Consolidated Statement of Income (Three Months Ended November 30, 1999) (Preliminary and Unaudited)

                      Exhibit 99.3 Consolidated Statement of Income (Twelve Months ended November 30, 1999) (Preliminary and Unadudited).

         2. Form 8-K dated February 24, 2000, Item 7.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            LEHMAN BROTHERS HOLDINGS INC.
                                            (Registrant)



Date:    April 14, 2000                      By:/s/ David Goldfarb
                                                    --------------------------
                                                     Chief Accounting Officer

                                  EXHIBIT INDEX



Exhibit No.       Exhibit

Exhibit 12 Computation in Support of Ratio of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Dividends

Exhibit 27        Financial Data Schedule