Form 10-Q
period 2000-05-31
LEHMAN BROTHERS HOLDINGS INC
filed 2000-07-17
CIK 806085

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[ X ]                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 31, 2000

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

                               Delaware 13-3216325
State or other jurisdiction of incorporation (I.R.S.Employer Identification No.
                                or organization)

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

Yes    X    No ______

As of June 30, 2000, 121,397,765 shares of the Registrant's Common Stock, par value $0.10 per share, were outstanding.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES

                                    FORM 10-Q

                       FOR THE QUARTER ENDED MAY 31, 2000

                                      INDEX

Part I.                 FINANCIAL INFORMATION                              Page
                                                                          Number

       Item 1.      Financial Statements - (unaudited)

                        Consolidated Statement of Income -
                        Three and Six Months Ended
                        May 31, 2000 and May 31, 1999....................... 3

                        Consolidated Statement of Financial Condition -
                        May 31, 2000 and November 30, 1999.................. 5

                        Consolidated Statement of Cash Flows -
                        Six Months Ended
                        May 31, 2000 and May 31, 1999....................... 7

                        Notes to Consolidated Financial Statements.......... 9

       Item 2.          Management's Discussion and Analysis of

                        Financial Condition and Results of Operations....... 18

Part II.                OTHER INFORMATION

       Item 1.          Legal Proceedings................................... 39

       Item 6.          Exhibits and Reports on Form 8-K.................... 41

Signature     .............................................................. 42

EXHIBIT INDEX                                                                43

Exhibits

         LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES

                        CONSOLIDATED STATEMENT of INCOME

                                   (Unaudited)

                      (In millions, except per share data)


                                                                       Three months ended

                                                              -------------------------------------
                                                                  May 31               May 31
                                                                   2000                 1999
                                                              ----------------     ----------------

Revenues
     Principal transactions                                       $    870            $    685
     Investment banking                                                480                 445
     Commissions                                                       226                 168
     Interest and dividends                                          4,738               3,627
     Other                                                              20                   7
                                                              ----------------     ----------------
         Total revenues                                              6,334               4,932
Interest expense                                                     4,579               3,477
                                                              ----------------     ----------------
         Net revenues                                                1,755               1,455
                                                              ----------------     ----------------
Non-interest expenses

     Compensation and benefits                                         912                 738
     Technology and communications                                      85                  81
     Brokerage and clearance                                            62                  61
     Business development                                               42                  30
     Professional fees                                                  43                  28
     Occupancy                                                          32                  28
     Other                                                              21                  23
                                                              ----------------     ----------------
         Total non-interest expenses                                 1,197                 989
                                                              ----------------     ----------------
Income before taxes and dividends on trust  preferred
securities                                                             558                 466
     Provision for income taxes                                        166                 126
     Dividends on trust preferred securities                            14                  10
                                                              ----------------     ----------------
Net income                                                        $    378            $    330
                                                              ================     ================
Net income applicable to common stock                             $    366            $    268
                                                              ================     ================


Earnings per common share
     Basic                                                           $ 2.97             $ 2.19
                                                              ================     ================

     Diluted                                                         $ 2.78             $ 2.09



                       See notes to consolidated financial
                                  statements.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES

                        CONSOLIDATED STATEMENT of INCOME

                                   (Unaudited)

                      (In millions, except per share data)


                                                                        Six months ended

                                                              -------------------------------------
                                                                  May 31               May 31
                                                                   2000                 1999
                                                              ----------------     ----------------

Revenues
     Principal transactions                                     $    1,984          $    1,219
     Investment banking                                              1,082                 758
     Commissions                                                       455                 314
     Interest and dividends                                          9,051               7,208
     Other                                                             102                  24
                                                              ----------------     ----------------

         Total revenues                                             12,674               9,523
Interest expense                                                     8,717               6,950
                                                              ----------------     ----------------
         Net revenues                                                3,957               2,573
                                                              ----------------     ----------------
Non-interest expenses

     Compensation and benefits                                       2,057               1,305
     Technology and communications                                     169                 163
     Brokerage and clearance                                           120                 119
     Business development                                               77                  58
     Professional fees                                                  75                  50
     Occupancy                                                          62                  56
     Other                                                              45                  47
                                                              ----------------     ----------------

         Total non-interest expenses                                 2,605               1,798
                                                              ----------------     ----------------
Income before taxes and dividends on trust  preferred
securities                                                           1,352                 775
     Provision for income taxes                                        405                 222
     Dividends on trust preferred securities                            28                  13
                                                              ----------------     ----------------
Net income                                                     $       919          $      540
                                                              ================     ================


Net income applicable to common stock                          $       848          $      466
                                                              ================     ================



Earnings per common share
     Basic                                                           $ 6.88             $ 3.82
                                                              ================     ================


     Diluted                                                         $ 6.46             $ 3.66
                                                              ================     ================

                      See notes to consolidated financial
                                  statements.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES

                  CONSOLIDATED STATEMENT of FINANCIAL CONDITION

                                   (Unaudited)

                                  (In millions)

                                                                                     May 31               November 30
                                                                                      2000                   1999
                                                                                ------------------     ------------------

ASSETS
Cash and cash equivalents                                                        $     3,968             $     5,186

Cash and securities segregated and on deposit for regulatory  and other
purposes                                                                               2,763                   1,989

Securities and other financial instruments owned:

     Governments and agencies                                                         27,370                  29,959
     Mortgages and mortgage-backed                                                    25,511                  22,643
     Corporate equities                                                               18,061                  12,790
     Corporate debt and other                                                         12,569                  11,096
     Derivatives and other contractual agreements                                     11,946                  10,306
     Certificates of deposit and other money market instruments                        1,983                   2,265
                                                                                ------------------     ------------------
                                                                                      97,440                  89,059
                                                                                ------------------     ------------------

Collateralized short-term agreements:
     Securities purchased under agreements to resell                                  83,742                  62,222
     Securities borrowed                                                              29,373                  19,397

Receivables:
     Brokers, dealers and clearing organizations                                       2,023                   1,674
     Customers                                                                        10,808                   9,332
     Others                                                                            1,326                   1,354

Property, equipment and leasehold improvements (net of        accumulated
depreciation and amortization of $916 in 2000        and $889 in 1999)
                                                                                         491                     485

Other assets                                                                           1,365                   1,408

Excess of cost over fair value of net assets acquired (net of accumulated
amortization of $133 in 2000 and $129 in 1999)                                           134                     138
                                                                                ------------------     ------------------

     Total Assets                                                                  $ 233,433               $ 192,244
                                                                                ==================     ==================

                       See notes to consolidated financial
                                  statements.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
           CONSOLIDATED STATEMENT of FINANCIAL CONDITION - (Continued)
                                   (Unaudited)
                        (In millions, except share data)

                                                                                               May 31           November 30
                                                                                                2000               1999
                                                                                            --------------    ----------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Commercial paper and short-term debt                                                         $    5,912         $    5,476
Securities and other financial instruments sold but not yet purchased:
     Governments and agencies                                                                    25,424             22,396
     Corporate equities                                                                          13,876             12,344
     Derivatives and other contractual agreements                                                 9,737              9,582
     Corporate debt and other                                                                     3,637              2,288
                                                                                            --------------    ----------------
                                                                                                 52,674             46,610
                                                                                            --------------    ----------------
Collateralized short-term financing:
     Securities sold under agreements to repurchase                                             103,017             81,083
     Securities loaned                                                                            7,458              4,568
Payables:
     Brokers, dealers and clearing organizations                                                  3,361              1,184
     Customers                                                                                   13,695             10,971
Accrued liabilities and other payables                                                            5,977              4,668
Long-term debt:
     Senior notes                                                                                30,214             27,375
     Subordinated indebtedness                                                                    3,319              3,316
                                                                                            --------------    ----------------
         Total liabilities                                                                      225,627            185,251
                                                                                            --------------    ----------------

Commitments and contingencies

Trust preferred securities subject to mandatory redemption                                          710                710

STOCKHOLDERS' EQUITY

Preferred stock                                                                                     850                688
Common stock, $0.10 par value; 300,000,000 shares authorized;
  Shares issued: 124,383,837 in 2000 and 122,619,460 in 1999;
  Shares outstanding: 121,708,431 in 2000 and 119,912,810 in 1999                                    12                 12
Additional paid-in capital                                                                        3,377              3,387
Accumulated other comprehensive income (net of tax)                                                 (10)                (2)
Retained earnings                                                                                 2,916              2,094
Other stockholders' equity, net                                                                     167                254
Common stock in treasury, at cost: 2,675,406 shares in 2000 and 2,706,650 in 1999                  (216)              (150)
                                                                                                              ----------------
                                                                                            --------------
         Total stockholders' equity                                                               7,096              6,283
                                                                                            --------------    ----------------

         Total liabilities and stockholders' equity                                           $ 233,433          $ 192,244
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

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                      CONSOLIDATED STATEMENT of CASH FLOWS
                                   (Unaudited)
                                  (In millions)

                                                                                             Six months ended

                                                                                   --------------------------------------
                                                                                        May 31               May 31
                                                                                         2000                 1999
                                                                                   -----------------     ----------------

CASH FLOWS FROM OPERATING ACTIVITES
Net income                                                                           $     919             $     540
Adjustments to reconcile net income to net cash provided by   (used in)
operating activities:
     Depreciation and amortization                                                          48                    48
     Provisions for losses and other reserves                                               13                    18
     Compensation payable in common stock                                                  151                    98
     Other adjustments                                                                      22                     4
Net change in:
     Cash and securities segregated                                                       (774)                  268
     Securities and other financial instruments owned                                   (8,381)               (9,874)
     Securities borrowed                                                                (9,976)               (5,974)
     Receivables from brokers, dealers and clearing organizations                         (349)                 (683)
     Receivables from customers                                                         (1,476)                 (705)
     Securities and other financial instruments sold but not yet
          purchased                                                                      6,064                12,391
     Securities loaned                                                                   2,890                 2,219
     Payables to brokers, dealers and clearing organizations                             2,177                   192
     Payables to customers                                                               2,724                (2,524)
     Accrued liabilities and other payables                                              1,296                  (282)
     Other operating assets and liabilities, net                                          (414)                  325
                                                                                   -----------------     ----------------


         Net cash used in operating activities                                        $ (5,066)             $ (3,939)
                                                                                   -----------------     ----------------

                       See notes to consolidated financial
                                  statements.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                CONSOLIDATED STATEMENT of CASH FLOWS (Continued)
                                   (Unaudited)
                                  (In millions)

                                                                                             Six months ended

                                                                                   -------------------------------------
                                                                                       May 31               May 31
                                                                                        2000                 1999
                                                                                   ----------------     ----------------

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from issuances of senior notes                                               $  7,990             $  5,295
Principal payments of senior notes                                                      (4,623)              (3,686)
Principal payments for subordinated indebtness                                                                 (179)
Net proceeds from commercial paper and short-term debt                                     436                  509
Resale agreements net of repurchase agreements                                             414                2,629
Payments for treasury stock purchases                                                     (435)                (146)
Dividends paid                                                                             (97)                 (96)
Issuances of common stock                                                                   55                    9
Issuance (redemption) of preferred stock                                                   162                 (100)
Issuances of trust preferred securities, net of issuance costs                                                  690
                                                                                   ----------------     ----------------
       Net cash provided by (used in) financing activities                               3,902                4,925
                                                                                   ----------------     ----------------

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of property, equipment and leasehold improvements                                (54)                 (36)
                                                                                   ----------------     ----------------
       Net cash used in investing activities                                               (54)                 (36)
                                                                                   ----------------     ----------------
       Net change in cash and cash equivalents                                           1,218                  950
                                                                                   ----------------     ----------------
Cash and cash equivalents, beginning of period                                           5,186                3,055
                                                                                   ----------------     ----------------

       Cash and cash equivalents, end of period                                       $  3,968             $  4,005
                                                                                   ================     ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (in millions)

Interest paid totaled $8,734 and $6,984 for the six months ended May 31, 2000 and May 31, 1999, respectively. Income taxes paid/(received) totaled $184 and $(132) for the six months ended May 31,2000 and May 31, 1999, respectively.

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

2.  Long-Term Debt:

During the six months ended May 31, 2000, the Company issued $7,990 million of long-term debt (all of which were senior notes). Of the total issuances during the period, $2,330 million were U.S. dollar fixed rate, $3,330 million were U.S. dollar floating rate, $1,638 million were foreign currency denominated fixed rate, and $692 million were foreign currency denominated floating rate. These issuances were primarily utilized to refinance current maturities of long-term debt in 2000 and to increase total capital (stockholders' equity, long-term debt and trust preferred securities).

The Company's floating rate new issuances contain contractual interest rates based primarily on London Interbank Offered Rates ("LIBOR"). All of the Company's fixed rate new issuances were effectively converted to floating rate obligations through the use of interest rate swaps. Of the foreign denominated new issuances totaling $2,330 million, $705 million were effectively swapped to U.S. Dollars, with the remainder match funding foreign currency denominated capital needs.

The Company had $4,623 million of long-term debt mature during the six months ended May 31, 2000.

3.  Capital Requirements:

The Company operates globally through a network of subsidiaries, with several being subject to regulatory requirements. In the United States, LBI, as a registered broker-dealer, is subject to SEC Rule 15c3-1, the Net Capital Rule, which requires LBI to maintain net capital of not less than the greater of 2% of aggregate debit items arising from customer transactions, as defined, or 4% of funds required to be segregated for customers' regulated commodity accounts, as defined. At May 31, 2000, LBI's regulatory net capital, as defined, of $1,281 million exceeded the minimum requirement by $1,152 million.

Lehman Brothers International (Europe) ("LBIE"), a United Kingdom registered broker-dealer and subsidiary of Holdings, is subject to the capital requirements of the Securities and Futures Authority ("SFA") of the United Kingdom. Financial resources, as defined, must exceed the total financial resources requirement of the SFA. At May 31, 2000, LBIE's financial resources of approximately $2,036 million exceeded the minimum requirement by approximately $475 million. Lehman Brothers Japan Inc.'s Tokyo branch, a regulated broker-dealer, is subject to the capital requirements of the Financial Supervisory Agency and, at May 31, 2000, had net capital of approximately $385 million which was approximately $275 million in excess of the specified levels required. Lehman Brothers Bank, FSB (the "Bank"), the Company's thrift subsidiary, is regulated by the Office of Thrift Supervision ("OTS"). The Bank exceeds all regulatory capital requirements and is considered well capitalized by the OTS. Certain other non-U.S.
subsidiaries are subject to various securities, commodities and banking regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. At May 31, 2000, these other subsidiaries were in compliance with their applicable local capital adequacy requirements. In addition, the Company's "AAA" rated derivatives subsidiaries, Lehman Brothers Financial Products Inc. ("LBFP") and Lehman Brothers Derivative Products Inc. ("LBDP"), have established certain capital and operating restrictions which are reviewed by various rating agencies. At May 31, 2000, LBFP and LBDP each had capital which exceeded the requirement of the most stringent rating agency by approximately $61 million and $25 million, respectively.

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

                                                                                                  Average Fair Value*
                                                                   Fair Value*                     Six Months Ended
                                                                   May 31, 2000                      May 31, 2000
                                                         --------------------------------- ----------------------------------
(in millions)                                               Assets          Liabilities       Assets           Liabilities
-------------------------------------------------------- -------------- -- --------------- -------------- --- ---------------
Interest rate and currency swaps and options
  (including caps, collars and floors)                     $   4,993            $ 3,138       $  4,943          $   4,010
Foreign exchange forward contracts and options                   858              1,164            801              1,150
Other fixed income securities contracts (including
  options and TBAs)                                              318                358            624                505
Equity contracts (including equity swaps,   warrants
  and options)                                                 5,777              5,077          5,521              5,896
                                                         -------------- -- --------------- -------------- --- ---------------

         Total                                              $ 11,946            $ 9,737       $ 11,889           $ 11,561
                                                         -------------- -- --------------- -------------- --- ---------------

*    Amounts  represent  carrying  value  (exclusive of  collateral)  and do not
     include   receivables  or  payables  related  to  exchange-traded   futures
     contracts.


                                                                                                  Average Fair Value*

                                                                    Fair Value*                   Twelve Months Ended
                                                                 November 30, 1999                 November 30, 1999
                                                         ---------------------------------- ---------------------------------
(in millions)                                               Assets           Liabilities        Assets         Liabilities
-------------------------------------------------------- -------------- -- ---------------- --------------- - ---------------
Interest rate and currency swaps and options
  (including caps, collars and floors)                      $  4,807            $ 3,633         $ 4,406           $ 3,030
Foreign exchange forward contracts and options                   878              1,310           1,226             1,287
Other fixed income securities contracts
  (including options and TBAs)                                   254                195             257               240
Equity contracts (including equity swaps, warrants
  and options)                                                 4,367              4,444           2,478             3,291
Commodity contracts (including swaps, forwards
  and options)                                                                                       15                 5
                                                         -------------- -- ---------------- --------------- - ---------------

         Total                                              $ 10,306            $ 9,582         $ 8,382           $ 7,853

                                                         -------------- -- ---------------- --------------- - ---------------

*    Amounts  represent  carrying  value  (exclusive of  collateral)  and do not
     include   receivables  or  payables  related  to  exchange-traded   futures
     contracts.

Assets included in the table above and on the previous page represent the Company's unrealized gains, net of unrealized losses for situations in which the Company has a master netting agreement. Similarly, liabilities represent net amounts owed to counterparties. Therefore, the fair value of assets/liabilities related to derivative contracts at May 31, 2000 represents the Company's net receivable/payable for derivative financial instruments before consideration of collateral. Included within the $11,946 million fair value of assets at May 31, 2000 was $10,503 million related to swaps and other OTC contracts and $1,443 million related to exchange-traded option and warrant contracts. Included within the $10,306 million fair value of assets at November 30, 1999 was $9,002 million related to swaps and other OTC contracts and $1,304 million related to exchange-traded option and warrant contracts.

With respect to OTC contracts, including swaps, the Company views its net credit exposure to be $6,314 million at May 31, 2000, representing the fair value of the Company's OTC contracts in an unrealized gain position, after consideration of collateral. Presented below is an analysis of the Company's net credit exposure at May 31, 2000 for OTC contracts based upon actual ratings made by external rating agencies or by equivalent ratings established and utilized by the Company's Credit Risk Management Department.

 Counterparty               S&P/Moody's                 Net Credit

 Risk Rating                Equivalent                   Exposure
 -----------                ----------                   --------
      1                       AAA/Aaa                      10%
      2                  AA-/Aa3 or higher                 43%
      3                   A-/A3 or higher                  27%
      4                 BBB-/Baa3 or higher                14%
      5                  BB-/Ba3 or higher                  4%
      6                   B+/B1 or lower                    2%

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

5.  Other Commitments and Contingencies:

In connection with its financing activities, the Company had outstanding commitments under certain lending arrangements of approximately $2.5 billion at May 31, 2000 and $4.2 billion at November 30, 1999. These commitments require borrowers to provide acceptable collateral, as defined in the agreements, when amounts are drawn under the lending facilities. Advances made under the above lending arrangements are typically at variable interest rates and generally provide for over-collateralization based upon the borrowers' creditworthiness.

The Company, through its high grade and high yield sales, trading and underwriting activities, makes commitments to extend credit in loan syndication transactions and then participates out a significant portion of these commitments. The Company had lending commitments to high grade borrowers of $3.3 billion and $2.9 billion at May 31, 2000 and November 30, 1999, respectively. The Company has since arranged for third parties to purchase a majority of these commitments in the event they are funded. In addition, lending commitments to high yield borrowers totaled $1.1 billion and $1.4 billion at May 31, 2000 and November 30, 1999, respectively. All of these commitments and any related draw-downs of these facilities are typically secured against the borrowers' assets, have fixed maturity dates and are generally contingent upon certain representations, warranties and contractual conditions applicable to the borrower. Total commitments are not indicative of actual risk or funding requirements as the commitments may not be drawn or fully utilized, and the Company will continue to syndicate and/or sell these commitments.

At May 31, 2000 and November 30, 1999, the Company had commitments to invest up to $484 million and $411 million, respectively, directly and through partnerships, in private equity-related investments. These commitments will be funded as required through the end of the respective investment periods, principally expiring in 2004.

In addition to these specific commitments, the Company had various other commitments of approximately $300 million at both May 31, 2000 and November 30, 1999, respectively.

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

6.       Segments:

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

Client Services revenues reflect earnings from the Company's private client and private equity businesses. Private client revenues reflect the Company's high-net-worth retail customer flow activities as well as asset management fees earned from these clients. Private equity net revenues include the management and incentive fees earned in the Company's role as General Partner for sixteen merchant banking and venture capital partnerships. In addition, these revenues also include the appreciation of its general partnership interests.

The Company's segment information for the three months and six months ended May 31, 2000 and May 31, 1999 is presented below.


                                             Three Months Ended                            Six Months Ended
                                     -----------------------------------          ------------------------------------
                                         May 31             May 31                    May 31              May 31
                                          2000               1999                      2000                1999
                                     ----------------   ----------------          ----------------    ----------------
Investment Banking:
   Net Revenue                          $    471           $    435                   $ 1,064            $    744
                                     ================   ================          ================    ================
   Earnings before taxes(1)             $     80           $    152                  $    238            $    236
                                     ================   ================          ================    ================

   Segment assets (billions)            $     .2          $      .2                 $      .2            $     .2
                                     ================   ================          ================    ================
Capital Markets:
   Net Revenue                          $  1,082           $    878                   $ 2,421            $  1,565
                                     ================   ================          ================    ================
   Earnings before taxes(1)             $    422           $    275                  $    942           $     478

                                     ================   ================          ================    ================
   Segment assets (billions)            $  221.3            $ 183.0                   $ 221.3             $ 183.0
                                     ================   ================          ================    ================

Client Services:
   Net Revenue                          $   202            $   142                   $   472            $    264
                                     ================   ================          ================    ================
   Earnings before taxes(1)             $    56           $     39                   $   172           $      61
                                     ================   ================          ================    ================
   Segment assets (billions)            $  11.9           $    8.3                   $  11.9            $    8.3
                                     ================   ================          ================    ================

Total:
   Net Revenue                          $ 1,755            $ 1,455                   $ 3,957            $  2,573
                                     ================   ================          ================    ================
   Earnings before taxes(1)             $   558           $    466                   $ 1,352           $     775
                                     ================   ================          ================    ================

   Segment assets (billions)            $ 233.4            $ 191.5                   $ 233.4            $ 191.5
                                     ================   ================          ================    ================

(1) And before dividends on trust preferred securities.

The following are net revenues by geographic region:

                                        Three Months Ended                             Six Months Ended
                             ------------------------------------------    ------------------------------------------
                                   May 31                 May 31                 May 31                 May 31
                                    2000                   1999                   2000                   1999
                             -------------------    -------------------    -------------------    -------------------
Americas*                         $    916               $    930                $ 2,181                $ 1,570
Europe                                 566                    379                  1,270                    752
Asia Pacific                           273                    146                    506                    251
                             -------------------    -------------------    -------------------    -------------------

      Total                        $ 1,755                $ 1,455                $ 3,957                $ 2,573
                             ===================    ===================    ===================    ===================


* Includes non-U.S. revenues of $19 million and $11 million for the three months ended May 31, 2000 and May 31, 1999 respectively, and includes non-U.S. revenues of $39 million and $20 million for the six months ended May 31, 2000 and May 31, 1999, respectively.

7.  Preferred Stock:

On March 28, 2000, the Company issued 5,000,000 Depository Shares (each representing 1/100th of a share) of Fixed/Adjustable Rate Cumulative Preferred Stock, Series E ("Series E Preferred Stock"), $1.00 par value. The initial cumulative dividend rate on the Series E Preferred Stock is 7.115% per annum through May 31, 2005; thereafter the rate will be the highest of either the three-month U.S. Treasury Bill rate, the 10-year U.S. Treasury constant maturity rate or the 30-year U.S. Treasury constant maturity rate, in each case plus 1.15%, but in any event not less than 7.615% nor greater than 13.615%. The Series E Preferred Stock has a redemption price of $5,000 per share, together with accrued and unpaid dividends. The Company may redeem any or all of the Series E Preferred Stock at its option after May 31, 2005. The $250 million aggregate redemption value at May 31, 2000 is classified on the Company's Consolidated Statement of Financial Condition as part of Preferred Stock.

8.  Incentive Plans:

In the second quarter of 2000, the Company transferred 3.9 million shares of its common stock held in treasury into the RSU Trust. The RSU Trust is included in the Consolidated Statement of Financial Condition as a component of Other stockholders' equity. The transfer had no impact on the total stockholders' equity of the Company, as the decrease in treasury stock was offset by a corresponding decrease in Additional paid-in capital and Other stockholders' equity. At May 31, 2000 and November 30, 1999, 27.5 million and 24.8 million outstanding shares, respectively, were held in the RSU Trust.

9.  Earnings Per Common Share:

Earnings per share was calculated as follows (in millions, except for per share data):

                                                       Three Months Ended                       Six Months Ended
                                                             May 31                                  May 31
                                              -------------------------------------     ---------------------------------
                                                    2000                1999                  2000             1999
                                              -----------------    ----------------     ---------------    --------------
Numerator:
  Net income                                    $ 378                $ 330                 $ 919              $ 540
  Preferred stock dividends                       (12)                 (62)                  (71)               (74)
                                              -----------------    -----------------    ---------------    --------------
  Numerator for basic earnings
   per share-income available
   to common stockholders                         366                  268                   848                466
  Convertible preferred
   stock dividends                                  2                    4                     4                 10
                                              -----------------    -----------------   -----------------    -----------------
  Numerator for diluted earnings
   per share-income available
   to common stock-holders
   (adjusted for assumed conversion
   of preferred stock)                          $ 368                $ 272                 $ 852              $ 476
                                              =================    =================    ===============    ==============
Denominator:
  Denominator for basic earnings
   per share - weighted-average shares            123.2                122.2                 123.2             122.1

Effect of dilutive securities:
   Employee stock options                           5.9                  3.1                   5.4               2.7
   Employee restricted stock units                  2.3                  2.2                   2.2               1.9
   Preferred shares assumed
    converted into common                           1.2                  2.9                   1.2               3.3
                                              -----------------   -----------------    -----------------     --------------

Dilutive potential common shares                    9.4                  8.2                   8.8               7.9
                                              -----------------    -----------------    ---------------      --------------
   Denominator for diluted
     earnings per share - adjusted
     weighted-average shares                      132.6                130.4                 132.0             130.0
                                              =================    =================    ===============    ==============
Basic earnings per share                          $ 2.97               $ 2.19               $ 6.88            $ 3.82
                                              =================    =================    ===============    ==============

Diluted earnings per share                        $ 2.78               $ 2.09               $ 6.46            $ 3.66
                                              =================    =================    ===============    ==============

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

The favorable market and economic conditions in the United States during 1999 continued through April 2000, but then turned choppy throughout the remaining half of the second fiscal quarter. Boosted by a wealth effect stemming from previous gains in the stock market, consumer spending soared. In response to strong growth and rising inflation fears, the Federal Reserve raised the federal funds rate by a total of 100 basis points to 6.50%, with the last increase occurring on May 16, 2000 when the federal funds rate was raised by an aggressive 50 basis points.

Despite rapid growth, there were relatively few signs of a significant increase in underlying inflation, primarily because of impressive labor productivity gains, which offset an increase in wages. Unit labor costs did not accelerate. However, as the first half closed, investors became increasingly worried about inflationary pressures. These worries proved short-lived: during the course of June, evidence of moderating growth mounted and in late June the Federal Reserve supported this view when it left rates unchanged.

As a result of mixed economic signals, the United States equity markets were very volatile during the first-half of the year. By the middle of January 2000, in anticipation of further rate hikes, the price of old-economy stocks, as measured by the Dow Jones Industrial Average, started to decline, falling briefly through the 10,000 barrier before recovering to end the half year at 10,522, down just under 500 points or 4.5% from the start of the year. In contrast, new-economy stocks, as measured by the NASDAQ Composite, experienced significant volatility: rising 40% to new highs in early March, but later falling back to end the half year where it started at 3,400. Broader indices, such as the S&P 500 Index, moved sideways over the half-year. The bear market in NASDAQ stocks and the correction in the broader markets led to a slowdown in the number and amount of equity offerings in the latter half of the second quarter, as well as a decrease in overall trading volumes.

The uncertainty of United States monetary policy as well as inverted yield curves in the U.S. and Europe fixed income markets resulted in corporate debt spreads widening over 50 basis points and high yield spreads widening 120 basis points since the beginning of the year. These conditions, together with net redemptions in bond funds and uncertainty about interest rates forced investors to the sidelines. The combination of wider spreads and weaker investor demand also affected debt issuances, leading to a 27% reduction in global debt offerings. Long-term treasuries moved in tandem with NASDAQ, rising at first but falling into early April. However, a rise in core inflation data caused the 10-year yield to rise again, despite stock market weakness. Over the complete half-year, 10-year yields rose just 7bp to end the period at 6.27%.

Financial advisory activities on a global basis continued at record levels. Industrywide, the volume of announced merger and acquisition transactions in the first-half of the fiscal year soared to $1.8 trillion, albeit influenced by the announcement of a few large transactions. The first half of the year also reflected continued activity involving European companies and cross-border mergers and acquisitions. The forces of consolidation, deregulation and globalization across industry sectors continued to drive strategic combinations. Equity new issuance during the first half of the year was at record levels worldwide, with volumes more than doubling over the same period last year. However, the second quarter did begin to reflect some slowing of activity in those industry sectors impacted by the downturn in the stock market, particularly technology, media and telecommunications. In the U.S., new equity issuance more than tripled year-over-year. Fueling the domestic market was increased IPO activity and continued equity raising in the technology, telecommunications and new media sectors. Debt issuance was initially dampened by the outward shift in the yield curve in January and later by the inversion of the yield curve and the anticipation of future interest rate hikes by the Federal Reserve.

With European business and consumer confidence rising to all-time highs, the unemployment rate fell sharply, and inflationary pressures started to increase. Responding to rising inflationary pressures and a weaker euro, the European Central Bank raised its key two-week repo rate by 25 basis points each on each of three occasions, February 3rd, March 16th and April 27th, to end the period with a repo rate of 3.75%. In May, as expectations of another and more aggressive rate hike by the European Central Bank grew, the euro staged a small rally, rising to $0.94/euro. However, since the beginning of the year, the euro has fallen approximately 6.5% against the U.S. dollar. In local currency terms the European markets outperformed the S&P 500 Index with a return of 10.6% (FTSE World Europe).

In Japan, the economy and financial markets were very unstable. Recovery generally remained hesitant and uneven. Even though concerns continued to mount about the sustainability of public financing, the continued weakness of real economic activity and residual evidence of deflation allowed long-term bond yields to remain below 2.0%. In the equity markets, the Nikkei 225 index ended the half-year at 16,332, down approximately 12% from the beginning of the year. Other Asian equity markets fell 6%, hurt by the effect of higher U.S. interest rates and increasing risk aversion among international investors.

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

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                       CONDITION and RESULTS of OPERATIONS


Results of Operations
For the Three Months Ended May 31, 2000 and May 31, 1999

The Company reported net income of $378 million for the second quarter ended May 31, 2000, representing an increase of 15% from the second quarter ended May 31, 1999. Earnings per common share (diluted) rose to $2.78 for the second quarter of 2000 from $2.09 for the second quarter of 1999, an increase of 33%. Excluding the impact of the special preferred dividend of $50 million in the second quarter of 1999, earnings per share in the second quarter of 2000 rose 12%.

The quarter represented the second highest quarterly earnings ever posted by the Company. These results reflected the Company's continued ability to execute its strategy of growing its high margin investment banking and equities businesses; increasing its presence in certain strategic businesses in Europe; and, at the same time, maintaining a discipline with regard to its expenses. The Company's strategy is based on the belief that: (1) these businesses generate higher returns on equity because they are less capital intensive; (2) their rapid growth accelerates the Company's overall rate of growth; and (3) they help reduce earnings volatility by diversifying the Company's revenue base.

The Company's emphasis on these high margin businesses generated operating margins of approximately 32% in the second quarters of both 2000 and 1999. Net revenues increased 21% in the second quarter of 2000 to $1,755 million from $1,455 million in the second quarter of 1999. The increase in net revenues was achieved despite challenging market conditions in the second quarter of 2000 compared to the prior period. Non-personnel expenses as a percentage of net revenues decreased to 16.2% compared to 17.3% in the second quarter of 1999, but rose 13.5% reflecting the Company's growth plan. The Company's compensation and benefits ratio increased to 52% of net revenues from 50.7%, although unchanged from the first quarter of 2000, reflecting the Company's continued expansion of its investment banking, equities, and European franchises as well as its investments in technology and e-commerce capabilities.

In the following tables, the Company's results have been segregated into three business segments: Investment Banking, Capital Markets and Client Services. Each segment represents a group of activities and products with similar characteristics. These business activities result in revenues from both institutional clients as well as high-net-worth retail clients and are recognized within the different revenue categories in the Company's Consolidated Statement of Income. Net revenues by segment contain certain internal allocations, including funding costs, which are centrally managed.

Three Months Ended May 31, 2000 and May 31, 1999

(in millions)

                                            Three Months Ended

                                     ----------------------------------
                                         May 31             May 31
                                          2000               1999
                                    ---------------    ---------------
Investment Banking                     $    471           $    435
Capital Markets                           1,082                878
Client Services                             202                142
                                     ---------------    ---------------

Total                                   $ 1,755            $ 1,455
                                     ===============    ===============

The following discussion provides an analysis of the Company's net revenues for the periods above.

Investment Banking This segment's net revenues result from fees earned by the Company for underwriting public and private offerings of fixed income and equity securities, raising capital and advising clients on merger and acquisition activities and other services. Investment Banking's net revenues increased 8% in the second quarter of 2000 to $471 million from $435 million in the second quarter of 1999, principally as a result of an increase in equity underwriting activities partially offset by a decrease in debt underwriting revenues.

Equity underwriting revenues increased 80% to $227 million in the second quarter of 2000 from $126 million in the second quarter of 1999, despite a slowdown in the latter half of the quarter resulting from the market corrections in mid-April. The Firm's global equity market share and league table rankings improved to 4.2% and #8 on a year-to-date basis from 3.8% and #9 for calendar year 1999. The increase was attributed to significant issuances in the communications/media and technology sectors.

Debt underwriting revenues decreased 33% from the second quarter of 1999. Wider credit spreads, higher interest rates and an uneasiness over the future direction of interest rates forced investors and issuers to the sidelines and led to lower new issue volume. Global debt underwriting volume was down 27% versus the second quarter of 1999 and high yield issuance was down 70% on the same basis.

            Investment Banking Net Revenues
 ---------------------- ------------------------------
  (in millions)               Three Months Ended
                           May 31         May 31
                            2000           1999
                    -------------------- ---------------
Equity Underwriting        $ 227           $ 126
Debt Underwriting            116             174
Financial Advisory           128             135
---------------------- --------------- --------------
                           $ 471           $ 435
--------------------- --------------- --------------


Financial  advisory  revenues  were  essentially  flat  compared  to last  year;
however, the Company's pipeline of announced deals remained strong at $270 billion at May 31, 2000, compared to $118 billion at May 31, 1999.

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

Capital Markets' net revenues were $1,082 million for the second quarter of 2000 compared to $878 million for the second quarter of 1999, an increase of 23%.

Net revenues from the equity component of Capital Markets increased 63% to $707 million in the second quarter of 2000 from $433 million in the second quarter of 1999. Revenues benefited in the second quarter of 2000 from significantly increased institutional customer flow and trading volumes primarily in U.S. and European cash products and global derivatives.


             Capital Markets Net Revenues

  ------------------ ---------------------------------
  (in millions)             Three Months Ended
                         May 31           May 31
                          2000             1999
  ------------------ --------------- -----------------

  Equities               $ 707             $ 433
  Fixed Income             375               445
  ------------------ --------------- -----------------

                       $ 1,082             $ 878
  ------------------ --------------- -----------------

Net revenues from the fixed income component of Capital Markets decreased to $375 million in the second quarter of 2000 from $445 million in the first quarter of 1999. This decrease is primarily attributable to the difficult market conditions during the second quarter of 2000, as rising interest rates and spread widening led to decreased customer trading volumes in the quarter.

Client Services Client Services net revenues reflect earnings from the Company's private client and private equity businesses. Private client net revenues reflect the Company's high-net-worth retail customer flow activities as well as asset management fees. Private equity net revenues include the management and incentive fees earned in the Company's role as General Partner for sixteen merchant banking and venture capital partnerships.

                Client Services Net Revenues

   --------------------- ---------------------------------
   (in millions)                Three Months Ended
                            May 31           May 31
                             2000             1999
   --------------------- -------------- ------------------
   Private Client            $ 192            $ 136
   Private Equity               10                6

   --------------------- -------------- ------------------
                             $ 202            $ 142
   --------------------- -------------- ------------------


Client Services' net revenues were $202 million in the second quarter of 2000 and $142 million in the second quarter of 1999. The 42% increase reflected continued strength in retail trading volume, particularly in equities, which was in part driven by the heavy syndicate calendar in the first half of the quarter.

Non-Interest Expenses Non-interest expenses were $1,197 million for the second quarter of 2000 and $989 million for the second quarter of 1999. Compensation and benefits expense as a percentage of net revenues increased to 52% for the quarter compared to the prior year's ratio of

50.7%. This increase reflects the Company's continued expansion of its investment banking, equities and European franchises as well as investment spending in technology and e-commerce capabilities. Nonpersonnel expenses were $285 million for the second quarter of 2000 and $251 million for the second quarter of 1999, an increase of 13.5% that reflected the impact of the Company's growth plan. Nonpersonnel expenses as a percentage of net revenues declined to 16.2% for the second quarter of 2000 from 17.3% for the second quarter of 1999 as the Company's net revenues increased at a faster rate than spending. Increases in recruiting (professional fees), business development and technology spending were consistent with the Company's planned growth and also supported the continued build-out of the Company's technology and e-commerce platforms.

Income Taxes The Company's income tax provision was $166 million for the second quarter of 2000 compared to $126 million for the second quarter of 1999. The effective tax rate was 29.7% for the second quarter of 2000 and 27.0% for the second quarter of 1999. This higher tax rate reflected the overall increase in the level of pre-tax income, which lessened the relative impact of certain tax preference revenues, partially offset by a more favorable geographic mix of earnings.

Results of Operations
For the Six Months Ended May 31, 2000 and May 31, 1999

The Company reported record net income of $919 million for the six months ended May 31, 2000, representing an increase of 70% from net income of $540 million for the six months ended May 31, 1999. Earnings per common share (diluted) rose to $6.46 for the six months of 2000 from $3.66 for the comparable period in 1999, an increase of 77%. Earnings per share computations for both periods include the recognition of $50 million in dividends on the Company's Redeemable Voting Preferred Stock.

These results reflected the Company's continued ability to execute its strategy of growing its high margin investment banking and equities businesses; increasing its presence in certain strategic businesses in Europe; and, at the same time, maintaining a strict discipline with regard to its expenses. Net revenues increased to a record $3,957 million for the six months of 2000 from $2,573 million for the six months of 1999. The Company's emphasis on these high margin businesses supported an increase in the Company's operating margin to 34.2% in the first half of 2000 from 30.1% in the first half of 1999. Return on equity (excluding the impact of the $50 million in dividends on the Company's Redeemable Voting Preferred Stock) increased to 30.2% from 21.8% for the comparable period. Revenues in each of the Company's three segments grew by over 40% compared to the first six months of the prior year. Non-personnel expenses increased only 11% in the first half of 2000, despite an overall 54% increase in net revenues from the first half of 1999. The Company's compensation and benefits ratio increased to 52% of net revenues from 50.7% as the Company continued to increase headcount, making significant additions in areas where the Company is focusing its growth.

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

Six Months Ended May 31, 2000 and May 31, 1999
-------------------------------------------------------------------------------
(in millions)

                                           Six Months Ended

                                   ---------------------------------
                                       May 31            May 31
                                        2000              1999
                                   ---------------   ---------------
Investment Banking                   $  1,064          $    744
Capital Markets                         2,421             1,565
Client Services                           472               264
                                   ---------------   ---------------
Total                                 $ 3,957           $ 2,573
                                   ===============   ===============

-------------------------------------------------------------------------------

The following discussion provides an analysis of the Company's net revenues for the periods above.

Investment Banking This segment's net revenues result from fees earned by the Company for underwriting public and private offerings of fixed income and equity securities, raising capital and advising clients on merger and acquisition activities and other services. Investment Banking's net revenues increased 43% in the six months of 2000 to $1,064 million from $744 million in the prior year, principally as a result of a significant increase in equity underwriting partially offset by difficult conditions in the debt underwriting market. The increased net revenues reflect the Company's ongoing efforts to grow its Investment Banking franchise. Equity underwriting revenues increased 164% to $488 million in the first half of 2000 from $185 million for the prior year's period. The Company's equity underwriting revenues for the first six months of 2000 already exceed full year 1999 amounts. The results in equity underwriting were driven by issuances in the communications/media and technology sector, a significant increase in convertible offerings and strong growth in the European banking franchise.

Debt underwriting revenues decreased 17% to $269 million in the six months of 2000 from $324 million in the six months of 1999. The decrease resulted from challenging market conditions as rising interest rates led to decreased underwriting volume most prominently in the high yield market. Global debt underwriting volume was down 25% versus the first half of 1999 and high yield issuance was down 53% on the same basis.

Financial advisory revenues increased 31% to $307 million in the six months of 2000 from $235 million in the prior year's period. This increase was primarily attributable to a robust merger and acquisition environment in the early part of the year. At May 31, 2000, the Company's pipeline of announced deals remained strong at $270 billion, more than double the level of last year at this time.

          Investment Banking Net Revenues
 ---------------------- -------------------------------
 (in millions)                 Six Months Ended
                            May 31          May 31
                             2000            1999
 ---------------------- --------------- ---------------
 Equity Underwriting     $    488             $ 185
 Debt Underwriting            269               324
 Financial Advisory           307               235
 ---------------------- --------------- ---------------
                          $ 1,064             $ 744
 ---------------------- --------------- ---------------

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

Capital Markets' net revenues were $2,421 million for the six months of 2000 and $1,565 million for the six months of 1999. Customer flow sales and trading volumes continued to increase at healthy rates, significantly contributing to this increase.

Net revenues from the equity component of Capital Markets increased 146% to $1,575 million in the first half of 2000 from $639 million in the comparable 1999 period. Revenues benefited from significantly increased institutional customer flow activity in cash and derivative products. In addition, commission levels grew 45% from the same period last year.

Net revenues from the fixed income component of Capital Markets decreased to $846 million in the six months of 2000 from $926 million in the comparable period last year. This was a result of difficult market conditions that persisted throughout the second quarter of 2000 due to rising interest rates and spread widening as well as the Y2K slowdown early in the first quarter of 2000.

             Capital Markets Net Revenues
----------------- ---------------------------------
(in millions)             Six Months Ended
                      May 31           May 31
                       2000             1999
----------------- --------------- -----------------

Equities            $ 1,575          $    639
Fixed Income            846               926
----------------- --------------- -----------------
                    $ 2,421           $ 1,565
----------------- --------------- -----------------

Client Services Client Services net revenues reflect earnings from the Company's private client and private equity businesses. Private client net revenues reflect the Company's high-net-worth retail customer flow activities as well as asset management fees. Private equity net revenues include the management and incentive fees earned in the Company's role as General Partner for sixteen merchant banking and venture capital partnerships.

            Client Services Net Revenues

---------------------- -------------------------------
(in millions)                 Six Months Ended
                          May 31          May 31
                           2000            1999
---------------------- -------------- ----------------
Private Client             $ 452            $ 255
Private Equity                20                9

---------------------- -------------- ----------------
                           $ 472            $ 264
---------------------- -------------- ----------------

Client Services' net revenues were $472 million in the six months of 2000 and $264 million in the six months of 1999. The 79% increase was driven by record customer activity due in part to the Company's active equity syndicate calendar in the early part of the year, as well as performance fees resulting from higher portfolio returns in the Company's London-based managed assets in the first quarter of 2000.

Non-Interest Expenses Non-interest expenses were $2,605 million for the six months of 2000 and $1,798 million for the comparable period in 1999. Compensation and benefits expense as a percentage of net revenues increased to 52.0% compared to 50.7% in 1999. This increase reflects the Company's continued expansion of its investment banking, equities and European franchises as well as its investments in technology and e-commerce capabilities. Nonpersonnel expenses were $548 million for the six months of 2000 and $493 million for the six months of 1999, an increase of 11.2% that reflected the impact of the Company's strategic growth plan. However, nonpersonnel expenses declined as a percentage of net revenues to 13.8% for the six months of 2000 from 19.2% in the prior year's period, as the Company's net revenues increased at a significantly faster rate than expenses.

Income Taxes The Company's income tax provision was $405 million for the six months of 2000 compared to $222 million for the six months of 1999. The effective tax rate was 30.0% for the first half of 2000 and 28.6% for prior year's period. The higher rate reflected an overall increase in the level of pre-tax income, which lessened the relative impact of certain tax preference revenues, partially offset by a more favorable geographic mix of earnings.

Funding, Capital Resources and Liquidity

Funding and Capital Policies The Company's Finance Committee is responsible for establishing and managing the funding and liquidity policies of the Company. These policies include recommendations for capital and balance sheet size as well as the allocation of capital and balance sheet to the Company's product areas. Members of the Company's treasury department and business unit financing groups work with the Finance Committee to ensure coordination of global funding efforts and implementation of the funding and liquidity policies. Regional asset and liability committees in the Company's principal funding centers are responsible for implementing funding strategies for their respective regions.

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

Total Capital Total Capital (defined as long-term debt, trust preferred securities and stockholders' equity) was $41.3 billion at May 31, 2000 compared to $37.7 billion at November 30, 1999. The increase in Total Capital resulted from a net increase in long-term debt of $2.8 billion, the retention of earnings, amortization associated with RSU awards, the exercise of stock options granted to employees, tax credits arising from stock-based employee awards, and the issuance of $250 million of Series E Preferred Stock. These were offset by repurchases of common stock (to fund RSUs and option awards) and of $88 million (2.3 million shares) in convertible Series B Preferred Stock.

                                 May 31            November 30
(in millions)                     2000                1999
----------------------------------------------------------------------------
Long-term Debt

    Senior Notes               $ 30,214              $ 27,375
    Subordinated Indebtedness     3,319                 3,316
                               --------             ---------
                                 33,533                30,691

Trust Preferred Securities          710                   710

Stockholders' Equity

    Preferred Equity                850                   688
    Common Equity                 6,246                 5,595
                               --------             ---------
                                  7,096                 6,283
----------------------------------------------------------------------------
Total Capital                  $ 41,339              $ 37,684
----------------------------------------------------------------------------

During the first six months of 2000, the Company issued $8.0 billion in long-term debt, which was $3.4 billion in excess of its maturing debt. Long-term debt increased to $33.5 billion at May 31, 2000 from $30.7 billion at November 30, 1999 with a weighted-average maturity of 3.8 years at May 31, 2000 and 3.7 years at November 30, 1999.

Secured Funding The Company strives to maximize the portion of the Company's balance sheet that is funded on a secured basis. Secured funding includes securities and other financial instruments sold but not yet purchased, as well as collateralized short-term financings, defined as securities sold under agreements to repurchase ("repos") and securities loaned. Because of their secured nature, repos have historically been a stable financing source irrespective of market conditions. At May 31, 2000 and November 30, 1999, $153 billion and $123 billion, respectively, of the Company's total balance sheet of $233 billion and $192 billion at May 31, 2000 and November 30, 1999, respectively, was financed on a secured basis.

By maximizing its use of secured funding, the Company minimizes its reliance on unsecured financing. As of May 31, 2000 and November 30, 1999, commercial paper and short-term debt outstanding totaled $5.9 billion and $5.5 billion, respectively. Of these amounts, commercial paper outstanding was $3.6 billion at both May 31, 2000 and November 30, 1999.

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

The Company also maintains a $1 billion Committed Securities Repurchase Facility (the "Facility") for LBIE, the Company's major operating entity in Europe, which matures on July 27, 2000. Management expects that the Facility will be renewed. The Facility provides secured multi-currency financing for a broad range of collateral types. Under the terms of the Facility, the bank group will agree to provide funding for up to one year on a secured basis. Any loans outstanding on the commitment termination date may be extended for up to an additional year at the option of LBIE. The Facility contains covenants which require, among other things, that LBIE maintain specified levels of tangible net worth.

There are no borrowings outstanding under either the Credit Agreement or the Facility. The Company may use the Credit Agreement and the Facility for general corporate purposes from time to time. The Company has maintained compliance with the applicable covenants for both the Credit Agreement and the Facility at all times.

Balance Sheet The Company's total assets increased to $233.4 billion at May 31, 2000 from $192.2 billion at November 30, 1999. The Company's adjusted total assets, defined as total assets less the lower of securities purchased under agreements to resell or securities sold under agreements to repurchase were $149.7 billion at May 31, 2000 compared to $130.0 billion at November 30, 1999. The Company believes adjusted total assets is a more effective measure of evaluating balance sheet usage when comparing companies in the securities industry. The increase in adjusted total assets primarily reflects higher levels of equities securities owned as well as securities borrowed, both associated with increased customer flow activities related to the growth of the Company's equity franchise.

The Company's balance sheet consists primarily of cash and cash equivalents, securities and other financial instruments owned, and collateralized short-term financing agreements. The liquid nature of these assets provides the Company with flexibility in financing and managing its business. The majority of these assets are funded on a secured basis through collateralized short-term financing agreements with the remaining assets being funded through short-term unsecured financing and Total Capital.

Financial Leverage Balance sheet leverage ratios are one measure used to evaluate the capital adequacy of a company. Leverage ratios are commonly calculated using either total assets or adjusted total assets divided by total stockholders' equity and trust preferred securities. The Company believes that the adjusted leverage ratio is a more effective measure of financial risk when comparing companies in the securities industry. The Company's adjusted leverage ratio based on adjusted total assets at May 31, 2000 was 19.2x compared to 18.6x at November 30, 1999. Due to the nature of the Company's sales and trading activities, the overall size of the Company's assets and liabilities fluctuates from time to time and at specific points in time may be higher than the fiscal quarter ends or the quarterly average.


                    (GRAPH OMITTED)

Credit Ratings

The Company, like other companies in the securities industry, relies on external sources to finance a significant portion of its day-to-day operations. The Company's access to and cost of funding is generally dependent upon its short- and long- term debt ratings. As of May 31, 2000 the short- and long-term debt ratings of Holdings and LBI were as follows:

                                                         Holdings                                  LBI
                                            -----------------------------------     -----------------------------------
                                              Short-term         Long-term            Short-term       Long-term**
------------------------------------------- ---------------- ------------------ --- --------------- -------------------

Fitch                                             F-1                A                   F-1               A/A-
Moody's                                           P-2               A3                   P-1              A2*/A3
Standard & Poor's Corp.               P-ZBaa1P-Z AA-1Baa1            A                   A-1              A+*/A
Thomson BankWatch                                TBW-1               A                  TBW-1              A+/A


*   Provisional ratings on shelf registration

** Senior/subordinated

Other

The  Company  underwrites,  trades,  invests  and makes  markets  in high  yield corporate debt securities. The Company also syndicates, trades and invests in loans to below investment grade-rated companies. For purposes of this discussion, high yield debt instruments are defined as securities or loans to companies rated BB+ or lower, or equivalent ratings by recognized credit rating agencies, as well as non-rated securities or loans which, in the opinion of management, are non-investment grade. Non-investment grade securities generally involve greater risks than investment grade securities due to the issuer's creditworthiness and the liquidity of the market for such securities. In addition, these issuers have higher levels of indebtedness, resulting in an increased sensitivity to adverse economic conditions. The Company recognizes these risks and aims to reduce market and credit risk through the diversification of its products and counterparties. High yield debt instruments are carried at fair value, and unrealized gains or losses from these instruments are recognized in the Company's Consolidated Statement of Income. The Company's portfolio of such instruments at May 31, 2000 and November 30, 1999 included long positions with an aggregate market value of approximately $3.1 billion and $3.0 billion, respectively, and short positions with an aggregate market value of approximately $321 million and $290 million, respectively. The Company may, from time to time, mitigate its net exposure to any single issuer through the use of derivatives and other financial instruments.

Additional information about the Company's high yield securities and lending activities, including related commitments, can be found in Note 5 to the Consolidated Financial Statements (Other Commitments and Contingencies).

The Company has investments in sixteen merchant banking and venture capital-related partnerships, for which the Company acts as general partner, as well as related direct investments. At May 31, 2000, the Company's investment in these partnerships totaled $137 million and related direct investments totaled $479 million. The Company's policy is to carry its investments, including its partnership interests, at fair value based upon the Company's assessment of the underlying investments. Additional information about the Company's private equity activities, including related commitments, can be found in Note 5 to the Consolidated Financial Statements (Other Commitments and Contingencies).

Risk Management

As a leading global investment banking company, risk is an inherent part of the Company's businesses. Global markets, by their nature, are prone to uncertainty and subject participants to a variety of risks. The Company has developed policies and procedures to identify, measure and monitor each of the risks involved in its trading, brokerage and investment banking activities on a global basis. The principal risks of Lehman Brothers are market, credit, liquidity, legal and operational risks. Risk Management is considered to be of paramount importance. Consequently, the Company devotes significant resources across all of its worldwide trading operations to the measurement, management and analysis of risk, including investments in personnel and technology.

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

Overall risk management policy is established by a Risk Management Committee (the "Committee") comprised of the Chief Executive Officer, the Global Risk Manager, the Chief Financial Officer, the Chief Administrative Officer, the Co-Heads of Capital Markets, the Head of Investment Banking and the Head of Private Equity. The Committee brings together senior management with the sole intent of discussing risk-related issues and provides an effective forum for managing risk at the highest levels within the Company. The Committee meets on a monthly basis, or more frequently if required, to discuss, among other matters, significant market exposures, concentrations of positions (e.g., counterparty, market risk), potential new transactions or positions and risk limit exceptions.

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

The CRM Department manages the credit exposure related to trading activities by giving initial credit approval for counterparties, establishing credit limits by counterparty, country and industry group and by requiring collateral in appropriate circumstances. In addition, the CRM Department strives to ensure that master netting agreements are obtained whenever possible. The CRM Department also considers the duration of transactions in making its credit decisions, along with the potential credit exposure for complex derivative transactions. The CRM Department is responsible for the continuous monitoring and review of counterparty credit exposure and creditworthiness and recommending valuation adjustments where appropriate. Credit limits are reviewed periodically to ensure that they remain appropriate in light of market events or the counterparty's financial condition.

Market Risk Market risk represents the potential change in value of a portfolio of financial instruments due to changes in market rates, prices and volatilities. Market risk management also is an essential component of the Company's overall risk management framework. The Market Risk Management Department ("MRM Department") has global responsibility for implementing the Company's overall market risk management framework. It is responsible for the preparation and dissemination of risk reports, developing and implementing the firmwide Risk Management Guidelines and evaluating adherence to these guidelines. These guidelines provide a clear framework for risk management decision-making. To that end the MRM Department identifies and quantifies risk exposures, develops limits, and reports and monitors these risks with respect to the approved limits. The identification of material market risks inherent in positions includes, but is not limited to, interest rate, equity, and foreign exchange risk exposures. In addition to these risks, the MRM Department also evaluates liquidity risks, and credit and sovereign concentrations.

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

The Company participates globally in interest rate, equity, and foreign exchange markets. The Company's Fixed Income division has a broadly diversified market presence in U.S. and foreign government bond trading, emerging market securities, corporate debt (investment and non-investment grade), money market instruments, mortgages and mortgage-backed securities, asset-
backed securities, municipal bonds, and interest rate derivatives. The Company's Equities division facilitates domestic and foreign trading in equity instruments, indices, and related derivatives. The Company's foreign exchange businesses are involved in trading currencies on a spot and forward basis as well as through derivative products and contracts.

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

Average value at risk computed in this manner was $23.8 million and $30.9 million for the periods ended May 31, 2000 and November 30, 1999, respectively. Value at risk at May 31, 2000 and November 30, 1999 was $21.3 million and $19.2 million, respectively.

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

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires all derivatives to be recorded on the balance sheet at fair value. In June 1999, the FASB extended the implementation date of SFAS No. 133 by one year. As a result, SFAS No. 133 will now be effective for the Company on December 1, 2000 (Fiscal Year 2001). The expected impact of adoption on the Company's result of operations has not yet been determined; however, it is not likely to be material since most of the Company's derivatives are carried at fair value.

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

         Although there can be no assurance as to the ultimate outcome, the Company has denied, or believes it has meritorious defenses and will deny, liability in all significant cases pending against it, including the matters described below, and intends to defend vigorously each such case, and based on information currently available and established reserves, the Company believes that the eventual outcome of the actions against it, including the matters described below, will not, in the aggregate, have a material adverse effect on its business or consolidated financial condition.

Bamaodah v. E.F. Hutton & Company Inc. (Reported in Holdings' 1999 Annual Report on Form 10-K)

               On April 23, 2000, the Court of Cassation issued its final judgment awarding the Bamaodahs $2,923,000 plus interest.

Actions Relating to First Capital Holdings Inc.

         The Virginia Commissioner of Insurance Action. (Reported in Holdings' 1999 Annual Report on Form 10-K)

                 On June 30, 2000, the United States Court of Appeals for the Fourth Circuit affirmed the Judgment Order entered by the Virginia Court dismissing the complaint.

Actions Relating to Bre-X Minerals Ltd.

         McNamara et al. v. Bre-X Minerals Ltd et al. (Reported in Holdings' 1999 Annual Report on Form 10-K)

                 While defendants' motion to dismiss was pending, the plaintiffs obtained leave from the Court to file a Fourth Amended Complaint, which was filed on June 14, 2000.

                 LEHMAN BROTHERS HOLDINGS INC. and SUSBSIDIARIES

                           PART II - OTHER INFORMATION

ITEM 1   Legal Proceedings - continued

          Klassen v. Lehman Brothers Inc. (Reported in Holdings' 1999 Annual Report on Form 10-K)

                  The action was dismissed without prejudice to plaintiffs' right to refile it nunc pro tunc to the date of its dismissal on January 12, 1999.

Bowser v. First Alliance Mortgage Company, et al.

         On May 1, 2000, a purported class action complaint was filed in the United States Bankruptcy Court in the Central District of California in the bankruptcy of First Alliance Mortgage Company and its parent and affiliate companies (the "Debtors"). The complaint names the Debtors and Holdings as defendants. As to Holdings, the complaint alleges common law fraud. This claim against Holdings and the other defendants is based on alleged misrepresentations or omissions of material facts in connection with consumer loan transactions entered into by all persons, during the four years prior to the filing of the complaint, who entered into mortgage loans with Debtors. The complaint's stated basis for naming Holdings is that its affiliates are alleged to have provided financing to Debtors, to have underwritten the securitization of their mortgage loans, to hold a warrant for one percent of First Alliance shares and to have approved of or acquiesced in First Alliance's purported fraudulent lending practices. The plaintiffs seek class certification and unspecified compensatory and punitive damages as to the claims against Holdings.

                 LEHMAN BROTHERS HOLDINGS INC. and SUSBSIDIARIES

                           PART II - OTHER INFORMATION

ITEM 6   Exhibits and Reports on Form 8-K

The following exhibits and reports on Form 8-K are filed as part of this Quarterly Report, or where indicated, were heretofore filed and are hereby incorporated by reference:

(a)      Exhibits:

         12 Computation in Support of Ratio of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Dividends

         27       Financial Data Schedule

(b)      Reports on Form 8-K:

1.             Form 8-K dated March 20, 2000, Items 5 and 7.

                  Financial Statements:

                      Exhibit 99.2    Consolidated  Statement  of Income
                                      (Three  Months  Ended  February  29, 2000)
                                      (Preliminary and Unaudited)

2.       Form 8-K dated March 28, 2000, Item 7.

3.       Form 8-K dated April 17, 2000, Items 5 and 7.

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

                                                  LEHMAN BROTHERS HOLDINGS INC.
                                                  -----------------------------
                                                           (Registrant)








Date: July 17, 2000         By:                   /s/ David Goldfarb
                                        --------------------------------------
                                              Chief Financial Officer

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

                                   For the          For the           For the           For the          For the        For the
                                    Twelve           Twelve            Twelve           Twelve            Twelve          Six
                                    Months           Months            Months           Months            Months         Months
                                    Ended            Ended             Ended             Ended            Ended          Ended
                                 November 30      November 30       November 30       November 30      November 30       May 31
                                     1995             1996              1997             1998              1999           2000
                                 -------------    -------------     -------------    --------------    ------------- ---------------
Pre-tax earnings from continuing
operations                             $  369           $  637            $  937           $ 1,052          $ 1,631         $ 1,352

Add:   Fixed charges (excluding

capitalized interest)                  10,449           10,852            13,043            15,813           13,681           8,734
                                 -------------    -------------     -------------    --------------    ------------- ---------------

Pre-tax earnings before fixed
charges                                10,818           11,489            13,980            16,865           15,312          10,086
                                 =============    =============     =============    ==============    ============= ===============

Fixed charges:
       Interest                        10,405           10,816            13,010            15,781           13,649           8,717
       Other(a)                            72               50                41                47               71              26
                                 -------------    -------------     -------------    --------------    ------------- ---------------

       Total fixed charges             10,477           10,866            13,051            15,828           13,720           8,743
                                 -------------    -------------     -------------    --------------    ------------- ---------------

Preferred stock dividend

requirements                               64               58               109               124              174             131
                                 -------------    -------------     -------------    --------------    ------------- ---------------

Total combined fixed charges and

preferred stock dividends            $ 10,541         $ 10,924          $ 13,160          $ 15,952         $ 13,894         $ 8,874
                                 =============    =============     =============    ==============    ============= ===============

RATIO OF EARNINGS TO FIXED
CHARGES                                  1.03             1.06              1.07              1.07             1.12            1.15

RATIO OF EARNINGS TO
COMBINED FIXED CHARGES     AND
PREFERRED STOCK   DIVIDENDS

                                         1.03             1.05              1.06              1.06             1.10            1.14


(a) Other fixed charges consist of the interest factor in rentals and capitalized interest.

                                                             Exhibit 27

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES

This schedule contains summary financial information extracted from the Company's Consolidated Statement of Financial Condition at May 31, 2000 (Unaudited) and the Consolidated Statement of Income for the six months ended May 31, 2000 (Unaudited) and is qualified in its entirety by reference to such financial statements.

1,000,000