Form 10-Q
period 2000-10-16
LEHMAN BROTHERS HOLDINGS INC
filed 2000-10-16
CIK 806085

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[ X ]                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 2000

                                       OR

[    ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the transition period from ____________ to ___________

                          Commission file number 1-9466

                          Lehman Brothers Holdings Inc.
             (Exact Name of Registrant As Specified In Its Charter)

                     Delaware                       13-3216325
(State or other jurisdiction of incorporation(I.R.S.Employer Identification No.)
                 or organization)

          3 World Financial Center
              New York, New York                         10285
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

As of October 5, 2000, 119,251,627 shares of the Registrant's Common Stock, par value $0.10 per share, were outstanding.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES

                                    FORM 10-Q

                      FOR THE QUARTER ENDED AUGUST 31, 2000

                                      INDEX

Part I.                 FINANCIAL INFORMATION                              Page

                                                                          Number

       Item 1.      Financial Statements - (unaudited)

                        Consolidated Statement of Income -

                        Three and Nine Months Ended                            3
                        August 31, 2000 and August 31, 1999....................

                        Consolidated Statement of Financial Condition -
                        August 31, 2000 and November 30, 1999................. 5

                        Consolidated Statement of Cash Flows -
                        Nine Months Ended
                        August 31, 2000 and August 31, 1999................... 7

                        Notes to Consolidated Financial Statements ............9

       Item 2.          Management's Discussion and Analysis of
                        Financial Condition and Results of Operations.........19

Part II.                OTHER INFORMATION

       Item 1.          Legal Proceedings.....................................40

       Item 6.          Exhibits and Reports on Form 8-K......................43

Signature     ................................................................44

EXHIBIT INDEX ................................................................45

Exhibits

--------------------------------------------------------------------------------

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                        CONSOLIDATED STATEMENT of INCOME
                                   (Unaudited)
                      (In millions, except per share data)


                                                                       Three months ended
                                                              -------------------------------------
                                                                 August 31            August 31
                                                                   2000                 1999
                                                              ----------------     ----------------
Revenues
     Principal transactions                                        $ 1,071            $    492
     Investment banking                                                582                 499
     Commissions                                                       234                 151
     Interest and dividends                                          5,461               3,590
     Other                                                              11                  33
                                                              ----------------     ----------------
         Total revenues                                              7,359               4,765
Interest expense                                                     5,307               3,409
                                                              ----------------     ----------------
         Net revenues                                                2,052               1,356
                                                              ----------------     ----------------
Non-interest expenses
     Compensation and benefits                                       1,067                 688
     Technology and communications                                      80                  79
     Brokerage and clearance                                            68                  56
     Business development                                               52                  33
     Professional fees                                                  53                  31
     Occupancy                                                          35                  29
     Other                                                              24                  23
                                                              ----------------     ----------------

         Total non-interest expenses                                 1,379                 939
                                                              ----------------     ----------------
Income before taxes and dividends on trust  preferred
securities                                                             673                 417
     Provision for income taxes                                        202                 112
     Dividends on trust preferred securities                            14                  15
                                                              ----------------     ----------------
Net income                                                        $    457            $    290
                                                              ================     ================
Net income applicable to common stock                             $    444            $    279
                                                              ================     ================



Earnings per common share
     Basic                                                           $ 3.67             $ 2.30
                                                              ================     ================

     Diluted                                                         $ 3.37             $ 2.20
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

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                        CONSOLIDATED STATEMENT of INCOME
                                   (Unaudited)
                      (In millions, except per share data)



                                                                       Nine months ended
                                                              -------------------------------------
                                                                 August 31            August 31
                                                                   2000                 1999
                                                              ----------------     ----------------
Revenues
     Principal transactions                                      $   3,055           $   1,718
     Investment banking                                              1,664               1,250
     Commissions                                                       690                 465
     Interest and dividends                                         14,512              10,798
     Other                                                             113                  57
                                                              ----------------     ----------------
         Total revenues                                             20,034              14,288
Interest expense                                                    14,025              10,359
                                                              ----------------     ----------------
         Net revenues                                                6,009               3,929
                                                              ----------------     ----------------
Non-interest expenses
     Compensation and benefits                                       3,125               1,992
     Technology and communications                                     250                 242
     Brokerage and clearance                                           188                 175
     Business development                                              128                  91
     Professional fees                                                 128                  82
     Occupancy                                                          97                  85
     Other                                                              68                  70
                                                              ----------------     ----------------
         Total non-interest expenses                                 3,984               2,737
                                                              ----------------     ----------------
Income before taxes and dividends on trust  preferred
securities                                                           2,025               1,192
     Provision for income taxes                                        607                 334
     Dividends on trust preferred securities                            42                  28
                                                              ----------------     ----------------
Net income                                                       $   1,376          $      830
                                                              ================     ================

Net income applicable to common stock                            $   1,293          $      745
                                                              ================     ================



Earnings per common share
     Basic                                                          $ 10.54             $ 6.12
                                                              ================     ================
     Diluted                                                       $   9.81             $ 5.86
                                                              ================     ================

                 See notes to consolidated financial statements.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                  CONSOLIDATED STATEMENT of FINANCIAL CONDITION
                                   (Unaudited)
                                  (In millions)

                                                                                    August 31             November 30
                                                                                      2000                   1999
ASSETS
Cash and cash equivalents                                                        $     4,967             $     5,186

Cash and securities segregated and on deposit for regulatory  and other
purposes                                                                               3,059                   1,989

Securities and other financial instruments owned:
     Governments and agencies                                                         31,642                  29,959
     Mortgages and mortgage-backed                                                    25,302                  22,643
     Corporate equities                                                               24,102                  12,790
     Corporate debt and other                                                         13,571                  11,096
     Derivatives and other contractual agreements                                     10,652                  10,306
     Certificates of deposit and other money market instruments                        2,430                   2,265
                                                                                ------------------     ------------------
                                                                                     107,699                  89,059
                                                                                ------------------     ------------------

Collateralized short-term agreements:
     Securities purchased under agreements to resell                                  72,617                  62,222
     Securities borrowed                                                              22,453                  19,397

Receivables:
     Brokers, dealers and clearing organizations                                       1,610                   1,674
     Customers                                                                         9,447                   9,332
     Others                                                                            1,648                   1,354

Property, equipment and leasehold improvements (net of
     accumulated depreciation and amortization of $859 in 2000
     and $889 in 1999)                                                                   561                     485

Other assets                                                                           1,474                   1,408

Excess of cost over fair value of net assets acquired (net of accumulated
amortization of $136 in 2000 and $129 in 1999)                                           133                     138
                                                                                ------------------     ------------------

     Total Assets                                                                  $ 225,668               $ 192,244
                                                                                ==================     ==================



           See notes to consolidated financial statements.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
               CONSOLIDATED STATEMENT of FINANCIAL CONDITION - (Continued)
                                   (Unaudited)
                        (In millions, except share data)


                                                                                              August 31         November 30
                                                                                                2000               1999
                                                                                            --------------    ----------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Commercial paper and short-term debt                                                        $     5,667        $     5,476
Securities and other financial instruments sold but not yet purchased:
     Governments and agencies                                                                    24,445             22,396
     Corporate equities                                                                           9,612             12,344
     Derivatives and other contractual agreements                                                 9,749              9,582
     Corporate debt and other                                                                     4,595              2,288
                                                                                            --------------    ----------------
                                                                                                 48,401             46,610
                                                                                            --------------    ----------------
Collateralized short-term financing:
     Securities sold under agreements to repurchase                                              97,098             81,083
     Securities loaned                                                                            9,128              4,568
Payables:
     Brokers, dealers and clearing organizations                                                  1,110              1,184
     Customers                                                                                   13,300             10,971
Accrued liabilities and other payables                                                            7,307              4,668
Long-term debt:
     Senior notes                                                                                32,086             27,375
     Subordinated indebtedness                                                                    3,321              3,316
                                                                                            --------------    ----------------
         Total liabilities                                                                      217,418            185,251
                                                                                            --------------    ----------------

Commitments and contingencies

Trust preferred securities subject to mandatory redemption                                          710                710

STOCKHOLDERS' EQUITY
Preferred stock                                                                                     850                688
Common stock, $0.10 par value; 300,000,000 shares authorized;
  Shares issued: 125,030,511 in 2000 and 122,619,460 in 1999;
  Shares outstanding: 120,111,536 in 2000 and 119,912,810 in 1999                                    12                 12
Additional paid-in capital                                                                        3,507              3,387
Accumulated other comprehensive income (net of tax)                                                  (8)                (2)
Retained earnings                                                                                 3,346              2,094
Other stockholders' equity, net                                                                     281                254
Common stock in treasury, at cost: 4,918,975 shares in 2000 and 2,706,650 in 1999                  (448)              (150)
                                                                                                              ----------------
                                                                                            --------------
         Total stockholders' equity                                                               7,540              6,283
                                                                                            --------------    ----------------

         Total liabilities and stockholders' equity                                           $ 225,668          $ 192,244
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

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                      CONSOLIDATED STATEMENT of CASH FLOWS
                                   (Unaudited)
                                  (In millions)

                                                                                             Nine months ended
                                                                                   --------------------------------------
                                                                                      August 31             August 31
                                                                                         2000                 1999
                                                                                   -----------------     ----------------
CASH FLOWS FROM OPERATING ACTIVITES
Net income                                                                          $    1,376            $      830
Adjustments to reconcile net income to net cash provided by
  (used in)operating activities:
     Depreciation and amortization                                                          72                    71
     Provisions for losses and other reserves                                               19                    26
     Compensation payable in common stock                                                  203                   151
     Other adjustments                                                                      35                    40
Net change in:
     Cash and securities segregated                                                     (1,070)                  (26)
     Securities and other financial instruments owned                                  (18,640)              (10,105)
     Securities borrowed                                                                (3,056)              (11,819)
     Receivables from brokers, dealers and clearing organizations                           64                  (432)
     Receivables from customers                                                           (115)               (1,155)
     Securities and other financial instruments sold but not yet
        purchased                                                                        1,791                19,612
     Securities loaned                                                                   4,560                 3,569
     Payables to brokers, dealers and clearing organizations                               (74)                  379
     Payables to customers                                                               2,329                (1,819)
     Accrued liabilities and other payables                                              2,620                  (217)
     Other operating assets and liabilities, net                                        (1,177)                  437
                                                                                   -----------------     ----------------


         Net cash provided by (used in) operating activities                         $ (11,063)           $     (458)
                                                                                   -----------------     ----------------


           See  notes to consolidated financial statements.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                CONSOLIDATED STATEMENT of CASH FLOWS (Continued)
                                   (Unaudited)
                                  (In millions)

                                                                                            Nine months ended
                                                                                   -------------------------------------
                                                                                      August 31            August 31
                                                                                        2000                 1999
                                                                                   ----------------     ----------------
CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from issuances of senior notes                                               $ 11,874              $ 7,756
Principal payments of senior notes                                                      (6,331)              (4,821)
Principal payments of subordinated indebtedness                                                                (202)
Net proceeds from commercial paper and short-term debt                                     191                   12
Resale agreements net of repurchase agreements                                           5,620                 (728)
Payments for treasury stock purchases                                                     (470)                (207)
Dividends paid                                                                            (122)                (117)
Issuances of common stock                                                                   68                   12
Issuance (redemption) of preferred stock                                                   162                 (150)
Issuances of trust preferred securities, net of issuance costs                                                  690
                                                                                   ----------------     ----------------
       Net cash provided by (used in) financing activities                              10,992                2,245
                                                                                   ----------------     ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, equipment and leasehold improvements                               (148)                 (54)
                                                                                   ----------------     ----------------
       Net cash used in investing activities                                              (148)                 (54)
                                                                                   ----------------     ----------------
       Net change in cash and cash equivalents                                            (219)               1,733
                                                                                   ----------------     ----------------
Cash and cash equivalents, beginning of period                                           5,186                3,055
                                                                                   ----------------     ----------------

       Cash and cash equivalents, end of period                                       $  4,967              $ 4,788
                                                                                   ================     ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (in millions)

Interest paid totaled $14,075 and $10,555 for the nine months ended August 31, 2000 and August 31, 1999, respectively. Income taxes paid/(received) totaled $308 and $(43) for the nine months ended August 31, 2000 and August 31, 1999, respectively.



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

2.  Long-Term Debt:

During the nine months ended August 31, 2000, the Company issued $11,874 million of long-term debt (all of which were senior notes). Of the total issuances during the period, $4,151 million were U.S. dollar fixed rate, $3,944 million were U.S. dollar floating rate, $2,463 million were foreign currency denominated fixed rate, and $1,316 million were foreign currency denominated floating rate. These issuances were primarily utilized to refinance current maturities of long-term debt in 2000 and to increase total capital (stockholders' equity, long-term debt and trust preferred securities).

The Company's floating rate new issuances contain contractual interest rates based primarily on London Interbank Offered Rates ("LIBOR"). All of the Company's fixed rate new issuances were effectively converted to floating rate obligations through the use of interest rate swaps. Of the foreign denominated new issuances totaling $3,779 million, $711 million were effectively swapped to U.S. Dollars, with the remainder match funding foreign currency denominated capital needs.

The Company had $6,331 million of long-term debt mature during the nine months ended August 31, 2000.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS

 3.  Capital Requirements:

The Company operates globally through a network of subsidiaries, with several being subject to regulatory requirements. In the United States, LBI, as a registered broker-dealer, is subject to SEC Rule 15c3-1, the Net Capital Rule, which requires LBI to maintain net capital of not less than the greater of 2% of aggregate debit items arising from customer transactions, as defined, or 4% of funds required to be segregated for customers' regulated commodity accounts, as defined. At August 31, 2000, LBI's regulatory net capital, as defined, of $1,828 million exceeded the minimum requirement by $1,689 million.

Lehman Brothers International (Europe) ("LBIE"), a United Kingdom registered broker-dealer and subsidiary of Holdings, is subject to the capital requirements of the Securities and Futures Authority ("SFA") of the United Kingdom. Financial resources, as defined, must exceed the total financial resources requirement of the SFA. At August 31, 2000, LBIE's financial resources of approximately $1,914 million exceeded the minimum requirement by approximately $442 million. Lehman Brothers Japan Inc.'s Tokyo branch, a regulated broker-dealer, is subject to the capital requirements of the Financial Supervisory Agency and, at August 31, 2000, had net capital of approximately $373 million which was approximately $175 million in excess of the specified levels required. Lehman Brothers Bank, FSB (the "Bank"), the Company's thrift subsidiary, is regulated by the Office of Thrift Supervision ("OTS"). The Bank exceeds all regulatory capital requirements and is considered well capitalized by the OTS. Certain other non-U.S.
subsidiaries are subject to various securities, commodities and banking regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. At August 31, 2000, these other subsidiaries were in compliance with their applicable local capital adequacy requirements. In addition, the Company's "AAA" rated derivatives subsidiaries, Lehman Brothers Financial Products Inc. ("LBFP") and Lehman Brothers Derivative Products Inc. ("LBDP"), have established certain capital and operating restrictions which are reviewed by various rating agencies. At August 31, 2000, LBFP and LBDP each had capital which exceeded the requirement of the most stringent rating agency by approximately $63 million and $26 million, respectively.

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

                                                                                                  Average Fair Value*
                                                                   Fair Value*                     Nine Months Ended
                                                                 August 31, 2000                    August 31, 2000

(in millions)                                               Assets          Liabilities       Assets           Liabilities
-------------------------------------------------------- -------------- -- --------------- -------------- --- ---------------
Interest rate and currency swaps and options
   (including caps, collars and floors)                    $   4,680            $ 3,673      $   4,853          $   3,938
Foreign exchange forward contracts and
   options                                                     1,092              1,515            893              1,262
Other fixed income securities contracts
   (including options and TBAs)                                  328                333            899                781
Equity contracts (including equity swaps,
   warrants and options)                                       4,552              4,228          7,525              7,194
                                                         -------------- -- --------------- -------------- --- ---------------

         Total                                              $ 10,652            $ 9,749       $ 14,170           $ 13,175
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

Assets included in the table above and on the previous page represent the Company's unrealized gains, net of unrealized losses for situations in which the Company has a master netting agreement. Similarly, liabilities represent net amounts owed to counterparties. Therefore, the fair value of assets/liabilities related to derivative contracts at August 31, 2000 represents the Company's net receivable/payable for derivative financial instruments before consideration of collateral. Included within the $10,652 million fair value of assets at August 31, 2000 was $9,445 million related to swaps and other OTC contracts and $1,207 million related to exchange-traded option and warrant contracts. Included within the $10,306 million fair value of assets at November 30, 1999 was $9,002 million related to swaps and other OTC contracts and $1,304 million related to exchange-traded option and warrant contracts.

With respect to OTC contracts, including swaps, the Company views its net credit exposure to be $6,058 million at August 31, 2000, representing the fair value of the Company's OTC contracts in an unrealized gain position, after consideration of collateral. Presented below is an analysis of the Company's net credit exposure at August 31, 2000 for OTC contracts based upon actual ratings made by external rating agencies or by equivalent ratings established and utilized by the Company's Credit Risk Management Department.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS


  Counterparty                   S&P/Moody's                        Net Credit
  Risk Rating                    Equivalent                          Exposure
  -----------                    ----------                          --------
       1                           AAA/Aaa                              9%
       2                      AA-/Aa3 or higher                        37%
       3                       A-/A3 or higher                         34%
       4                     BBB-/Baa3 or higher                       15%
       5                      BB-/Ba3 or higher                         4%
       6                       B+/B1 or lower                           1%

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

5.  Other Commitments and Contingencies:

In connection with its financing activities, the Company had outstanding commitments under certain lending arrangements of approximately $3.1 billion at August 31, 2000 and $4.2 billion at November 30, 1999. These commitments require borrowers to provide acceptable collateral, as defined in the agreements, when amounts are drawn under the lending facilities. Advances made under the above lending arrangements are typically at variable interest rates and generally provide for over-collateralization based upon the borrowers' creditworthiness.

The Company, through its high grade and high yield sales, trading and underwriting activities, makes commitments to extend credit in loan syndication transactions and then participates out a significant portion of these commitments. The Company had lending commitments to high grade borrowers of $3.4 billion and $2.9 billion at August 31, 2000 and November 30, 1999, respectively, and has established a facility for third parties to purchase a majority of these commitments when they are funded. In addition, lending commitments to high yield borrowers totaled $1.1 billion and $1.4 billion at August 31, 2000 and November 30, 1999, respectively. All of these commitments and any related draw-downs of these facilities are typically secured against the borrowers' assets, have fixed maturity dates and are generally contingent upon certain representations, warranties and contractual conditions applicable to the borrower. Total commitments are not indicative of actual risk or funding requirements as the commitments may not be drawn or fully utilized, and the Company will continue to syndicate and/or sell these commitments.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS

At August 31, 2000 and November 30, 1999, the Company had commitments to invest up to $455 million and $411 million, respectively, directly and through partnerships, in private equity-related investments. These commitments will be funded as required through the end of the respective investment periods, principally expiring in 2004.

In addition to these specific commitments, the Company had various other commitments of approximately $300 million at both August 31, 2000 and November 30, 1999, respectively.

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

The Capital Markets Division includes the Company's institutional sales, trading, research and financing activities in equity and fixed income cash and derivatives products. Through the Division, the Company is a global market-maker in numerous equity and fixed income products, including U.S., European and Asian equities, government and agency securities, money market products, corporate high grade, high yield and emerging market securities, mortgage- and asset-backed securities, municipal securities, bank loans, foreign exchange and derivatives products. The Division also includes the Company's risk arbitrage and secured financing businesses as well as realized and unrealized gains and losses related to the Company's direct private equity investments. The financing business manages the Company's equity and fixed income matched book activities, supplies secured financing to institutional clients and customers, and provides secured funding for the Company's inventory of equity and fixed income products.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS

Client Services revenues reflect earnings from the Company's private client and private equity businesses. Private client revenues reflect the Company's high-net-worth retail customer flow activities as well as asset management fees earned from these clients. Private equity net revenues include the management and incentive fees earned in the Company's role as General Partner for seventeen merchant banking and venture capital partnerships. In addition, these revenues also include the appreciation of its general partnership interests.

The Company's segment information for the three months and nine months ended August 31, 2000 and August 31, 1999 is presented below.

                                             Three Months Ended                            Nine Months Ended
                                     -----------------------------------          ------------------------------------
                                        August 31          August 31                 August 31           August 31
                                          2000               1999                      2000                1999
                                     ----------------   ----------------          ----------------    ----------------
Investment Banking:
   Net Revenue                          $    571           $    495                   $ 1,635             $  1,239
                                     ================   ================          ================    ================
   Earnings before taxes(1)             $    143           $    168                   $   381             $    404

                                     ================    ================         ================    ================
   Segment assets (billions)            $    0.4           $    0.3                   $   0.4             $    0.3
                                     ================   ================          ================    ================

Capital Markets:
   Net Revenue                          $  1,282           $    700                   $ 3,703             $  2,265
                                     ================   ================          ================    ================
   Earnings before taxes(1)             $    471           $    207                   $ 1,412             $    685

                                     ================   ================          ================    ================
   Segment assets (billions)            $  212.7           $  191.1                   $ 212.7             $  191.1
                                     ================   ================          ================    ================

Client Services:
   Net Revenue                          $    199           $    161                   $   671             $    425
                                     ================   ================          ================    ================
   Earnings before taxes(1)             $     59           $     43                   $   232             $    104
                                     ================   ================          ================    ================
   Segment assets (billions)            $   12.6           $   10.7                   $  12.6             $   10.7
                                     ================   ================          ================    ================

Total:
   Net Revenue                          $  2,052           $  1,356                   $ 6,009             $  3,929
                                     ================   ================          ================    ================
   Earnings before taxes(1)             $    673           $    418                   $ 2,025             $  1,193
                                     ================   ================          ================    ================

   Segment assets (billions)            $  225.7           $  202.1                   $ 225.7             $  202.1
                                     ================   ================          ================    ================

(1) And before dividends on trust preferred securities.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS


The following are net revenues by geographic region:

                                        Three Months Ended                             Nine Months Ended
                             ------------------------------------------    ------------------------------------------
                                 August 31              August 31              August 31              August 31
                                    2000                   1999                   2000                   1999
                             -------------------    -------------------    -------------------    -------------------
Americas*                          $ 1,292               $    752                $ 3,472                $ 2,323
Europe                                 629                    522                  1,900                  1,274
Asia Pacific                           131                     82                    637                    332
                             -------------------    -------------------    -------------------    -------------------

      Total                        $ 2,052                $ 1,356                $ 6,009                $ 3,929
                             ===================    ===================    ===================    ===================

* Includes non-U.S. revenues of $18 million and $13 million for the three months ended August 31, 2000 and August 31, 1999 respectively, and includes non-U.S. revenues of $56 million and $32 million for the nine months ended August 31, 2000 and August 31, 1999, respectively.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS

7. Incentive Plans:

In the third quarter of 2000, the Company delivered 5.7 million shares of its common stock to current and former employees in satisfaction of RSUs awarded in 1995. Substantially all of the shares delivered were funded from the RSU Trust. The Company increased additional paid-in capital by approximately $150 million for the tax effect of the appreciation in the Company's stock price from the grant date to the delivery date. The Company also received 1.8 million shares from current and former employees in satisfaction of applicable tax withholding requirements. Shares received were recorded as treasury stock at an aggregate value of $168 million. At August 31, 2000 and November 30, 1999, 21.5 million and 24.8 million shares were held in the RSU Trust, respectively.

8.   Earnings Per Common Share:

Earnings per share was calculated as follows (in millions, except for per share data):


                                                       Three Months Ended                       Nine Months Ended
                                                           August 31                                August 31
                                              -------------------------------------     ---------------------------------
                                                    2000                1999                  2000             1999

Numerator:
  Net income                                      $ 457                $ 290               $ 1,376              $ 830
  Preferred stock dividends                         (13)                 (11)                  (83)               (85)
                                              -----------------    -----------------    ---------------    --------------
  Numerator for basic earnings per
   share-income available to
   common stockholders                              444                  279                 1,293                745
  Convertible preferred stock
   dividends                                          2                    4                     6                 14
  Numerator for diluted earnings per
   share-income available to
   common stock-holders (adjusted
   for assumed conversion of
   preferred stock)                               $ 446                $ 283               $ 1,299              $ 759
                                              =================    =================    ===============    ==============
Denominator:
  Denominator for basic earnings per
   share - weighted-average shares                 121.1                121.3                122.6             121.8
  Effect of dilutive securities:
   Employee stock options                            7.5                  3.0                  6.1               2.7
   Employee restricted stock units                   2.7                  2.2                  2.4               2.0
   Preferred shares assumed
     converted into common                           1.2                  2.6                  1.2               3.1

                                              -----------------    -----------------    --------------    ---------------
Dilutive potential common shares                    11.4                  7.8                  9.7               7.8
                                              -----------------    -----------------    ---------------    --------------
  Denominator for diluted earnings
   per share - adjusted weighted-
   average shares                                  132.5                129.1                132.3             129.6
                                              =================    =================    ===============    ==============
Basic earnings per share                          $ 3.67               $ 2.30              $ 10.54            $ 6.12
                                              =================    =================    ===============    ==============


Diluted earnings per share                        $ 3.37               $ 2.20             $   9.81            $ 5.86
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

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS

9.       Subsequent Event:

On September 20, 2000, Lehman's Board of Directors declared a two-for-one common stock split, to be effected in the form of a 100% stock dividend, payable on October 20, 2000 to stockholders of record on October 5, 2000. The par value of the common stock will remain at $0.10 per share. Accordingly, an adjustment from paid-in capital to common stock will be required to preserve the par value of the post-split shares. Pro forma earnings per share, giving retroactive effect to the two-for-one common stock split, for the three- and nine-month periods ended August 31, 2000 and August 31, 1999, respectively, follow:

                                            Three Months Ended                 Nine Months Ended
                                    -------------------------------      -------------------------------
                                      August 31        August 31            August 31        August 31
                                        2000              1999                2000             1999
                                    -------------    --------------      --------------   --------------
Earnings per common share:
         Basic                          $ 1.83            $ 1.15              $ 5.27          $ 3.06
         Diluted                        $ 1.68            $ 1.10              $ 4.91          $ 2.93

Weighted average shares:
         Basic                           242.2             242.6               245.2           243.6

         Diluted                         265.0             258.2               264.6           259.2


Financial information contained elsewhere in these financial statements has not been adjusted to reflect the impact of the common stock split.

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

The favorable market and economic conditions in the United States during 1999 continued through April 2000, became choppy throughout the remaining half of the second fiscal quarter, and then turned positive again in the third fiscal quarter. Boosted by a wealth effect stemming from previous gains in the stock market, consumer spending soared during 2000. In response to strong growth and rising inflation fears, the Federal Reserve raised the Federal Funds rate by a total of 100 basis points to 6.50% over the first half of the year, with the last increase occurring on May 16, 2000. In the third fiscal quarter, concerns about possible future rate hikes mitigated as the Federal Reserve left rates unchanged.

As a result of the changing economic climate, the U.S. equity markets were very volatile during the nine-month period ending August 31, 2000. By the middle of January 2000, in anticipation of further Fed rate hikes, the price of old-economy stocks, as measured by the Dow Jones Industrial Average, started to decline, falling briefly through the 10,000 barrier in late January and early February before recovering to end the three-quarter period at 11,215. New-economy stocks, as measured by the NASDAQ Composite, experienced significantly more volatility: climbing 40% to a new all-time high of 5,133 in early March, before slipping 41% to 3,043 in late May. The NASDAQ Composite then moved 38% above the May low to 4,206 at the end of August as the market unwound its prior expectations for further Fed tightening in the months ahead. The S&P 500 Index, a broader market barometer, rallied to a new all-time high of 1,553 in March prior to correcting 14% into mid-April. The S&P 500 Index then recovered to close the quarter at 1,518 at August 30.

Benign U.S. inflation, coupled with a more subdued U.S. equity market, paved the way for the Federal Reserve to conclude its interest rate-hike campaign on May 16, 2000. Increased U.S. Treasury buybacks, lower volumes of U.S. corporate debt issuance, and revised forecasts for higher future U.S. budget surpluses in the first half of 2000, led to improved market fundamentals during the third fiscal quarter of 2000. Investors' appetite for credit spread products improved in early June and set the tone for renewed vigor in the new issuance calendar. Nominal bid spreads above comparable U.S. Treasuries for U.S. investment-grade corporate debt crested in May and declined 10 basis points to 176 basis points by August 31, 2000.

In Europe, the ten-year bellwether Bund rose 17 basis points from 5.12% on December 1, 1999 to 5.29% on August 31, 2000, as the European Central Bank continued its tightening mode campaign to combat the threat of higher inflation and a weak euro.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                       CONDITION and RESULTS of OPERATIONS

Activity in the European corporate bond market for the nine months ended August 31, 2000, slowed significantly compared to the same period in 1999. Issuance of fixed rate euro-denominated corporate debt declined by 36%, as a result of higher yields, a flatter government yield curve, and rising investor concern around corporate credit quality. Credit spreads widened by 20 basis points since the beginning of 2000, leading to an underperformance of corporate bonds compared to government securities. Trading activity also became more muted, affected by a shift in investor focus to equities, as well as volatile trading conditions in high profile sectors such as telecommunications.

European equity markets were among the leading performers in the nine months to August 2000, returning 15% in local currency terms (FTSE World Index). However, the bulk of these gains were achieved in the first four months of the period. Recent months have been a more difficult environment for stock markets, reflecting a rollover in regional growth expectations and a rise in euro area inflation and short-term interest rates. Trading volume increased on levels of a year ago and announced merger and acquisition activity continued to run at high levels, although there is some evidence that the trend peaked in late-1999.

Financial advisory activities on a global basis continued at record levels. Industrywide, the volume of announced merger and acquisition transactions in the nine months ended August 31, 2000 soared to $ 2.7 trillion, even though influenced by the announcement of a few large transactions. The first nine months of the year also reflected continued activity involving European companies and cross-border mergers and acquisitions. The forces of consolidation, deregulation and globalization across industry sectors continued to drive strategic combinations. Equity new issuance during the first nine months ended August 31, 2000 was at record levels worldwide, with volumes more than doubling over the same period last year. In the U.S., equity issuance more than tripled year-over-year. Fueling the domestic market was increased IPO activity and continued equity raising in the technology, telecommunications and new media sectors. Debt issuance was initially dampened by the outward shift in the yield curve in January and later by the inversion of the yield curve and the anticipation of future interest rate hikes by the Federal Reserve. However, as it becomes apparent that the Fed was on hold, market fundamentals improved during the third fiscal quarter of 2000.

In the Far East, Japanese stocks lost over 5% of their value over the period as a whole (TOPIX) on evidence that the cyclical recovery was losing momentum at a time when the Bank of Japan was preparing markets for the end of the zero interest rate policy in August. On August 11, 2000, the Bank of Japan abandoned its 17-month "zero-rate" policy, thereby raising interest rates. The ten-year JGB bellwether climbed 4 basis points from 1.84% on December 1, 1999 to 1.88% on August 31, 2000. Outside of Japan, Asian markets achieved a respectable 8% local currency return, helped by diminishing concerns over the need for US rates to move sharply higher, and Latin American stock markets gained 11%, led by Brazil.

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

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                       CONDITION and RESULTS of OPERATIONS


Results of Operations
For the Three Months Ended August 31, 2000 and August 31, 1999

The Company reported net income of $457 million for the third quarter ended August 31, 2000, representing an increase of 58% from net income of $290 million for the third quarter ended August 31, 1999. Earnings per common share (diluted) rose to $3.37 for the third quarter of 2000 from $2.20 for the third quarter of 1999, an increase of 53%.

The quarter represented the second highest quarterly revenues, net income and earnings per common share posted by the Company. These results reflect the continued execution of the Company's growth strategy into higher margin businesses such as investment banking and equities; increasing its presence in certain strategic businesses in Europe; and, at the same time, maintaining a discipline with regard to its expenses. The Company's strategy is based on the belief that: (1) these businesses generate higher returns on equity because they are less capital intensive; (2) their rapid growth accelerates the Company's overall rate of growth; and (3) they help reduce earnings volatility by diversifying the Company's revenue base.

The Company's emphasis on these high margin businesses generated operating margins of 32.8% in the third quarter of 2000 compared with 30.8% in the third quarter of 1999. Net revenues increased 51% in the third quarter of 2000 to $2,052 million from $1,356 million in the third quarter of 1999. Non-personnel expenses as a percentage of net revenues decreased to 15.2% compared to 18.5% in the third quarter of 1999. Non-personnel expenses in total increased 24% compared to the third quarter of 1999, reflecting the Company's growth plan, however this rate of growth continues to be substantially less than the Company's revenue growth rate. Return on common equity was 27.5% for the quarter ended August 31, 2000, compared with 22.1% a year ago. The Company's compensation and benefits ratio increased to 52% of net revenues from 50.7%, although unchanged from the first and second quarters of 2000, reflecting the Company's continued expansion of its investment banking, equities, and European franchises as well as its investments in technology and e-commerce capabilities.

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

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                       CONDITION and RESULTS of OPERATIONS

Three Months Ended August 31, 2000 and August 31, 1999

-----------------------------------------------------------------------------
(in millions)
-----------------------------------------------------------------------------
                                        Three Months Ended
                                 ----------------------------------
                                   August 31          August 31
                                      2000               1999
                                 ---------------    ---------------
Investment Banking                 $    571           $    495
Capital Markets                       1,282                700
Client Services                         199                161
                                 ---------------    ---------------
Total                               $ 2,052            $ 1,356
                                 ===============    ===============

-----------------------------------------------------------------------------
The following discussion provides an analysis of the Company's net revenues for the periods above.

Investment Banking This segment's net revenues result from fees earned by the Company for underwriting public and private offerings of fixed income and equity securities, raising capital and advising Investment Banking Net Revenues clients on merger and acquisition activities and other services. Investment Banking's net revenues increased 15% in the third quarter of 2000 to $571 million from $495 million in the third quarter of 1999, principally as a result of an increase in financial advisory and equity underwriting activities partially offset by a decrease in debt underwriting activities.

                  Investment Banking Net Revenues
      ------------------------ ------------------------------
      (in millions)                 Three Months Ended
                                 August 31       August 31
                                    2000           1999
      ------------------------ --------------- --------------
      Equity Underwriting          $ 194           $ 116
      Debt Underwriting              150             239
      Financial Advisory             227             140
      ------------------------ --------------- --------------
                                   $ 571           $ 495
---------------------------------------------------------------

Equity underwriting revenues increased 67% to $194 million in the third quarter of 2000 from $116 million in the third quarter of 1999, as the markets recovered from the April/May sell-off and deal flow remained strong through mid-August.

Debt underwriting revenues decreased 37% from the third quarter of 1999 as global debt underwriting volumes lagged 1999 levels due to continued nervousness surrounding interest rates. High yield and mortgage backed products were particularly impacted. However, debt underwriting revenue increased approximately 30% from the second quarter of 2000, as market conditions started to become more favorable.

Financial advisory revenues increased 62% to a record $227 million in the third quarter of 2000 from $140 million in the third quarter of 1999. The Company's market share for completed M&A transactions increased to 8.9% on a calendar year-to-date basis from 7.7% for calendar year 1999.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                       CONDITION and RESULTS of OPERATIONS


Capital Markets This segment's net revenues reflect institutional flow activities and secondary trading and financing activities related to a broad spectrum of fixed income and equity products principally related to its customer flow business. These products include dollar and non-dollar government securities, mortgages, mortgage- and asset-backed securities, money market products, dollar and non-dollar corporate debt securities, emerging market securities, municipal securities, foreign exchange, fixed income and equity related derivatives, convertible securities and common and preferred Capital Markets Net Revenues equity securities. Capital Markets' net revenues were $1,282 million for the third quarter of 2000 compared to $700 million for the third quarter of 1999, an increase of 83%.

            Capital Markets Net Revenues
  ------------------ ---------------------------------
  (in millions)             Three Months Ended
                       August 31     August 31
                          2000             1999
  ------------------ --------------- -----------------
  Equities           $     725             $ 466
  Fixed Income             557               234
  ------------------ --------------- -----------------
                       $ 1,282             $ 700
  ------------------ --------------- -----------------

Net revenues from the equity component of Capital Markets increased 56% to $725 million in the third quarter of 2000 from $466 million in the third quarter of 1999. Revenues benefited in the third quarter of 2000 from continued strong institutional customer flow and trading volumes primarily in European cash products, which experienced a record quarter. An unrealized gain of approximately $100 million from a direct investment in the Company's private equity portfolio also contributed to the increase.

Net revenues from the fixed income component of Capital Markets increased 138% to $557 million in the third quarter of 2000 from $234 million in the third quarter of 1999. Market conditions improved during the quarter as interest rate concerns subsided and institutional flows increased across most fixed income products.

Client Services Client Services net revenues reflect earnings from the Company's private client and private equity businesses. Private client net revenues reflect the Company's high-net-worth retail customer flow activities as well as asset management fees. Private equity net revenues include the management and incentive fees earned in the Company's role as General Partner for seventeen merchant banking and venture capital partnerships.

               Client Services Net Revenues
    --------------------- ----------------------------------
    (in millions)                Three Months Ended
                            August 31        August 31
                              2000              1999
    --------------------- -------------- -------------------
    Private Client            $ 186            $ 165
    Private Equity               13               (4)
    --------------------- -------------- -------------------
                              $ 199            $ 161
    --------------------- -------------- -------------------


Client Services' net revenues were $199 million in the third quarter of 2000 and $161 million in the third quarter of 1999. The 24% increase reflected continued strength in retail trading volume, particularly in equities, which was in part driven by the higher sales activity related to the Company's 10 Uncommon Values campaign. In addition, Private Equity management fees increased as the Company continues to sponsor new funds.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                       CONDITION and RESULTS of OPERATIONS

Non-Interest Expenses Non-interest expenses were $1,379 million for the third quarter of 2000 and $939 million for the third quarter of 1999. Compensation and benefits expense as a percentage of net revenues increased to 52% for the quarter compared to the prior year's ratio of 50.7%. The increase reflects the Company's continued expansion of its investment banking, equities and European franchises as well as investment spending in technology and e-commerce capabilities. Nonpersonnel expenses were $312 million for the third quarter of 2000 and $251 million for the third quarter of 1999, an increase of 24.3% that reflected the impact of the Company's growth plan. However, nonpersonnel expenses as a percentage of net revenues declined to 15.2% for the third quarter of 2000 from 18.5% for the third quarter of 1999 as the Company's net revenues continued to grow at a faster rate than spending. Increased spending in personnel, business development, recruiting (professional fees), real estate (occupancy) and technology were consistent with the Company's planned growth. Higher brokerage and clearance costs were a result of increased customer volumes in equity cash products.

Income Taxes The Company's income tax provision was $202 million for the third quarter of 2000 compared to $112 million for the third quarter of 1999. The effective tax rate was 30.0% for the third quarter of 2000 and 26.9% for the third quarter of 1999. This higher tax rate reflected the overall increase in the level of pre-tax income, which reduced the relative impact of certain tax preference revenues.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                       CONDITION and RESULTS of OPERATIONS

Results of Operations
For the Nine Months Ended August 31, 2000 and August 31, 1999

The Company reported record net income of $1,376 million for the nine months ended August 31, 2000, representing an increase of 66% from net income of $830 million for the nine months ended August 31, 1999. Earnings per common share (diluted) rose to $9.81 for the nine months of 2000 from $5.86 for the comparable period in 1999, an increase of 67%. Earnings per share computations for both periods include the recognition of $50 million in dividends on the Company's Redeemable Voting Preferred Stock.

These results reflected the Company's continued ability to execute its strategy of growing its high margin investment banking and equities businesses; increasing its presence in certain strategic businesses in Europe; and, at the same time, maintaining a strict discipline with regard to its expenses. Net revenues increased to a record $6,009 million for the nine months of 2000 from $3,929 million for the nine months of 1999, surpassing full fiscal year 1999 revenues of $5,340. The Company's emphasis on high margin businesses supported an increase in the Company's operating margin to 33.7% for the nine months of 2000 from 30.3% for the nine months of 1999. Return on equity (excluding the impact of the $50 million in dividends on the Company's Redeemable Voting Preferred Stock) increased to 29.2% from 21.9% for the comparable period. Revenues in each of the Company's three segments grew by over 30% compared to the first nine months of the prior year. Non-personnel expenses increased only 15% in the nine months of 2000, despite an overall 53% increase in net revenues. As the result of the Company's continued emphasis on expense discipline, non-personnel expenses as a percentage of revenues has declined to 14.3% from 19.0%. The Company's compensation and benefits ratio increased to 52% of net revenues from 50.7% as the Company continued to increase headcount, making significant additions in areas where the Company is focusing its growth.

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

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                       CONDITION and RESULTS of OPERATIONS


Nine Months Ended August 31, 2000 and August  31, 1999

-------------------------------------------------------------------------------
(in millions)
                                         Nine Months Ended
                                  ---------------------------------
                                    August 31       August 31
                                       2000              1999
                                  ---------------   ---------------
Investment Banking                  $  1,635          $  1,239
Capital Markets                        3,703             2,265
Client Services                          671               425
                                  ---------------   ---------------
Total                                $ 6,009           $ 3,929
                                  ===============   ===============

-------------------------------------------------------------------------------

The following discussion provides an analysis of the Company's net revenues for the periods above.

Investment Banking This segment's net revenues result from fees earned by the Company for underwriting public and private offerings of fixed income and equity securities, raising capital and advising clients on merger and acquisition activities and other services. Investment Banking's net revenues increased 32% in the nine months of 2000 to $1,635 million from $1,239 million in the prior year, principally as a result of a significant increase in equity underwriting and financial advisory activities partially offset by lower debt underwriting activities. Equity underwriting revenues increased 127% to $682 million in the nine months of 2000 and have exceeded full year 1999 amounts. Investment Banking Net Revenues The strong results in equity underwriting were driven by increased issuances in the communications/media and technology sectors and strong growth in the European banking franchise.

            Investment Banking Net Revenues
  ------------------------ ----------------------------
  (in millions)                 Nine Months Ended
                            August 31      August 31
                               2000          1999
  ------------------------ ------------- --------------
  Equity Underwriting       $    682        $    301
  Debt Underwriting              419             563
  Financial Advisory             534             375
  ------------------------ ------------- --------------
                             $ 1,635         $ 1,239
  ------------------------ ------------- --------------

Debt underwriting revenues decreased 26% to $419 million in the nine months of 2000 from $563 million in the nine months of 1999. The decrease resulted from challenging market conditions, which commenced in fiscal 2000, as rising interest rates led to decreased underwriting volume most prominently in the high yield market. Global debt underwriting volume was down 20% versus the nine months ended August 31, 1999 and high yield issuance was down 50% on the same basis.

Financial advisory revenues increased 42% to $534 million in the nine months of 2000 as the Company continued its expansion in the investment banking segment and the overall M&A market remained robust. The value of the Company's completed M&A deals through the end of August 2000 was 50% higher than the value through the end of August 1999. In addition, market share for completed M&A transactions increased to 8.9% on a calendar year-to-date basis from 7.7% for calendar year 1999.

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

Capital Markets' net revenues were $3,703 million for the nine Capital Markets Net Revenues months of 2000 and $2,265 million for the nine months of 1999. Customer flow sales and trading volumes continued to increase at healthy rates, significantly contributing to this increase.

             Capital Markets Net Revenues
  ----------------- ---------------------------------
  (in millions)            Nine Months Ended
                      August 31        August 31
                         2000             1999
  ----------------- --------------- -----------------
  Equities            $ 2,300           $ 1,105
  Fixed Income          1,403             1,160
  ----------------- --------------- -----------------
                      $ 3,703           $ 2,265
  ----------------- --------------- -----------------

Net revenues from the equity component of Capital Markets increased 108% to $2,300 million in the nine months of 2000 from $1,105 million in the comparable 1999 period. Revenues benefited from significantly increased institutional customer flow activity in cash products, and record performance in equity derivatives driven by higher levels of market volatility, particularly in the first half of this year.

Net revenues from the fixed income component of Capital Markets increased 21% to $1,403 million in the nine months of 2000 from $1,160 million in the comparable period last year. This was a result of increased institutional flow across most fixed income products.

Client Services Client Services net revenues reflect earnings from the Company's private client and private equity businesses. Private client net revenues reflect the Company's high-net-worth retail customer flow activities as well as asset management fees. Private equity net revenues include the management and incentive fees earned in the Company's role as General Partner for seventeen merchant banking and venture capital partnerships.

             Client Services Net Revenues
 ---------------------- --------------------------------
 (in millions)                 Nine Months Ended
                          August 31       August 31
                            2000             1999
 ---------------------- -------------- -----------------
 Private Client             $ 638            $ 420
 Private Equity                33                5
 ---------------------- -------------- -----------------
                            $ 671            $ 425
 ---------------------- -------------- -----------------


Client Services' net revenues were $671 million in the nine months of 2000 and $425 million in the nine months of 1999. The 58% increase was driven by record customer activity due in part to the Company's increased equity syndicate activity, as well as performance fees resulting from higher portfolio returns in the Company's London-based managed assets in the first quarter of 2000. In addition, Private Equity management fees increased as the Company continues to sponsor new funds.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                       CONDITION and RESULTS of OPERATIONS

Non-Interest Expenses Non-interest expenses were $3,984 million for the nine months of 2000 and $2,737 million for the comparable period in 1999. Compensation and benefits expense as a percentage of net revenues increased to 52.0% compared to 50.7% in 1999. This increase reflects the Company's continued expansion of its investment banking, equities and European franchises as well as its investments in technology and e-commerce capabilities. Nonpersonnel expenses were $859 million for the nine months of 2000 and $745 million for the nine months of 1999, an increase of 15.3% that reflected the impact of the Company's strategic growth plan. However, nonpersonnel expenses declined as a percentage of net revenues to 14.3% for the nine months of 2000 from 19.0% in the prior year's period, as the Company's net revenues increased at a significantly faster rate than expenses.

Income Taxes The Company's income tax provision was $607 million for the nine months of 2000 compared to $334 million for the nine months of 1999. The effective tax rate was 30.0% for the first half of 2000 and 28.0% for prior year's period. The higher rate reflected an overall increase in the level of pre-tax income, which lessened the relative impact of certain tax preference revenues.

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

Total  Capital  Total  Capital  (defined  as  long-term  debt,  trust  preferred securities and stockholders' equity) was $43.7 billion at August 31, 2000 compared to $37.7 billion at November 30, 1999. The increase in Total Capital resulted from a net increase in long-term debt of $4.7 billion, the retention of earnings, amortization associated with RSU awards, the exercise of stock options granted to employees, tax credits arising from stock-based employee awards, and the issuance of $250 million of Series E Preferred Stock. These were offset by repurchases of common stock (to fund RSUs and option awards) and of $88 million (2.3 million shares) in convertible Series B Preferred Stock.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                       CONDITION and RESULTS of OPERATIONS


                                                       August 31                             November 30
(in millions)                                            2000                                   1999
---------------------------------------- -------------------------------------- --------------------------------------
Long-term Debt
    Senior Notes                                      $ 32,086                                 $ 27,375
    Subordinated Indebtedness                            3,321                                    3,316
                                                     ---------                                ---------
                                                        35,407                                   30,691

Trust Preferred Securities                                 710                                      710

Stockholders' Equity

    Preferred Equity                                       850                                      688
    Common Equity                                        6,690                                    5,595
                                                     ---------                                ---------
                                                         7,540                                    6,283
---------------------------------------- -------------------------------------- --------------------------------------

Total Capital                                         $ 43,657                                 $ 37,684
---------------------------------------- -------------------------------------- --------------------------------------

During the nine months of 2000, the Company issued $11,874 million in long-term debt, which was $5,543 million in excess of its maturing debt. Long-term debt increased to $35.4 billion at August 31, 2000 from $30.7 billion at November 30, 1999 with a weighted-average maturity of 3.9 years at August 31, 2000 and 3.7 years at November 30, 1999.

Secured Funding The Company strives to maximize the portion of the Company's balance sheet that is funded on a secured basis. Secured funding includes securities and other financial instruments sold but not yet purchased, as well as collateralized short-term financings, defined as securities sold under agreements to repurchase ("repos") and securities loaned. Because of their secured nature, repos have historically been a stable financing source irrespective of market conditions. At August 31, 2000 and November 30, 1999, $145 billion and $123 billion, respectively, of the Company's total balance sheet of $226 billion and $192 billion at August 31, 2000 and November 30, 1999, respectively, was financed on a secured basis.

By maximizing its use of secured funding, the Company minimizes its reliance on unsecured financing. As of August 31, 2000 and November 30, 1999, commercial paper and short-term debt outstanding totaled $5.7 billion and $5.5 billion, respectively. Of these amounts, commercial paper outstanding was $3.4 billion and $3.6 billion at August 31, 2000 and November 30, 1999, respectively.

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

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                       CONDITION and RESULTS of OPERATIONS


 In July 2000, the Company entered into a $1 billion Committed Securities Repurchase Facility (the "Facility") for LBIE, the Company's major operating entity in Europe. The Facility provides secured multi-currency financing for a broad range of collateral types. Under the terms of the Facility, the bank group will agree to provide funding for up to one year on a secured basis. Any loans outstanding on the commitment termination date may be extended for up to an additional year at the option of LBIE. The Facility contains covenants which require, among other things, that LBIE maintain specified levels of tangible net worth.

There are no borrowings outstanding under either the Credit Agreement or the Facility. The Company may use the Credit Agreement and the Facility for general corporate purposes from time to time. The Company has maintained compliance with the applicable covenants for both the Credit Agreement and the Facility at all times.

Balance Sheet The Company's total assets increased to $225.7 billion at August 31, 2000 from $192.2 billion at November 30, 1999. The Company's adjusted total assets, defined as total assets less the lower of securities purchased under agreements to resell or securities sold under agreements to repurchase were $153.1 billion at August 31, 2000 compared to $130.0 billion at November 30, 1999. The Company believes adjusted total assets is a more effective measure of evaluating balance sheet usage when comparing companies in the securities industry. The increase in adjusted total assets primarily reflects higher levels of securities owned and borrowed associated with increased customer flow activities across most of its Capital Markets businesses.

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

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                       CONDITION and RESULTS of OPERATIONS

Financial Leverage Balance sheet leverage ratios are one measure used to evaluate the capital adequacy of a company. Leverage ratios are commonly calculated using either total assets or adjusted total assets divided by total stockholders' equity and trust preferred securities. The Company believes that the adjusted leverage ratio is a more effective measure of financial risk when comparing companies in the securities industry. The Company's adjusted leverage ratio based on adjusted total assets at both August 31, 2000 and November 30, 1999 was 18.6x. Due to the nature of the Company's sales and trading activities, the overall size of the Company's assets and liabilities fluctuates from time to time and at specific points in time may be higher than the fiscal quarter ends or the quarterly average.


                             [CHART NOT REPRODUCED]

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                       CONDITION and RESULTS of OPERATIONS

Credit Ratings

The Company, like other companies in the securities industry, relies on external sources to finance a significant portion of its day-to-day operations. The Company's access to and cost of funding is generally dependent upon its short- and long- term debt ratings. On September 14, 2000, Moody's Investors Service placed the ratings of Lehman Brothers Holdings Inc. as well as those of its rated subsidiaries, on review for possible upgrade. As of August 31, 2000 the short- and long-term debt ratings of Holdings and LBI were as follows:

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

*   Provisional ratings on shelf registration
** Senior/subordinated

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                       CONDITION and RESULTS of OPERATIONS

Other

The  Company  underwrites,  trades,  invests  and makes  markets  in high  yield corporate debt securities. The Company also syndicates, trades and invests in loans to below investment grade-rated companies. For purposes of this discussion, high yield debt instruments are defined as securities or loans to companies rated BB+ or lower, or equivalent ratings by recognized credit rating agencies, as well as non-rated securities or loans which, in the opinion of management, are non-investment grade. Non-investment grade securities generally involve greater risks than investment grade securities due to the issuer's creditworthiness and the liquidity of the market for such securities. In addition, these issuers have higher levels of indebtedness, resulting in an increased sensitivity to adverse economic conditions. The Company recognizes these risks and aims to reduce market and credit risk through the diversification of its products and counterparties. High yield debt instruments are carried at fair value, and unrealized gains or losses from these instruments are recognized in the Company's Consolidated Statement of Income. Such instruments at August 31, 2000 and November 30, 1999 included long positions with an aggregate market value of approximately $3.2 billion and $3.0 billion, respectively, and short positions with an aggregate market value of approximately $514 million and $290 million, respectively. The Company mitigates its aggregate and single issuer net exposure through the use of derivatives, sole-recourse securitization financing and other financial instruments.

Additional information about the Company's high yield securities and lending activities, including related commitments, can be found in Note 5 to the Consolidated Financial Statements (Other Commitments and Contingencies).

The Company has investments in seventeen merchant banking and venture capital-related partnerships, for which the Company acts as general partner, as well as related direct investments. At August 31, 2000, the Company's investment in these partnerships totaled $162 million and related direct investments totaled $793 million. The Company's policy is to carry its investments, including the appreciation of its general partnership interests, at fair value based upon the Company's assessment of the underlying investments. Additional information about the Company's private equity activities, including related commitments, can be found in Note 5 to the Consolidated Financial Statements (Other Commitments and Contingencies).

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

Value-at-Risk For purposes of Securities and Exchange Commission ("SEC") risk disclosure requirements, the Company discloses an estimate of an entity-wide value-at-risk for virtually all of its trading activities. In general, value-at-risk measures potential loss of revenues at a given confidence level over a specified time horizon. Value-at-risk over a one-day holding period measured at a 95% confidence level implies that potential loss of daily trading revenue will be at least as large as the value-at-risk amount on one out of every 20 trading days.

Our methodology estimates a reporting day value-at-risk using actual daily trading revenues over the previous 250 trading days. This estimate is measured as the loss, relative to the median daily trading revenue. We also estimate an average value-at-risk measure over 250 rolling reporting days, thus looking back a total of 500 trading days.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                       CONDITION and RESULTS of OPERATIONS

Estimated value-at-risk as described above at August 31, 2000 and November 30, 1999 was $20.5 million and $19.2 million, respectively. Average estimated value-at-risk as described above was $20.4 million and $30.9 million for the periods ended August 31, 2000 and November 30, 1999, respectively.

Value-at-risk is one measure of potential loss in trading revenues that may result from adverse market movements over a specified period of time with a selected likelihood of occurrence. As with all measures of value-at-risk, our estimate has substantial limitations due to its reliance on historical performance, which is not necessarily a predictor of the future Consequently, this value-at-risk estimate is only one of a number of tools the Company utilizes in its daily risk management activities.

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

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                       CONDITION and RESULTS of OPERATIONS


New Accounting Developments

In September 1999, the FASB issued an Exposure Draft, "Business Combinations and Intangible Assets." The proposal would eliminate the use of the pooling-of-interests method and require that all business combinations be accounted for using the purchase method. The provisions of the Exposure Draft related to business combinations are expected to be applied only for those business combinations initiated after the issuance of a final statement, projected to be in the first quarter of 2001.


In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which requires all derivatives to be recorded on the balance sheet at fair value. In June 1999, the FASB extended the implementation date of SFAS 133 by one year. In June 2000, the FASB issued SFAS No. 138, which amended SFAS 133. The Company will adopt SFAS 133 as amended on December 1, 2000 (Fiscal Year 2001).

SFAS 133 will not affect the accounting for Lehman's Trading-Related Derivative Activities as such derivatives are already recognized on a mark-to-market basis through earnings. Rather, SFAS 133 will affect the accounting for derivatives utilized as hedging instruments as part of Lehman's end user activities. As an end user, Lehman primarily utilizes derivatives to modify the interest rate characteristics of its long-term debt and secured financing activities ("End User Derivative Activities"). The Company currently accounts for its End-User Derivative activities on an accrual basis provided that the derivative is deemed a highly effective hedge. SFAS 133 generally will require Lehman to recognize its end user derivatives at fair value through earnings, with an offset recognized through earnings for changes in the fair value of the hedged item. Any ineffectiveness in a hedging relationship generally will require immediate earnings recognition. In addition to these changes, SFAS 133, will result in certain derivatives no longer qualifying for hedge accounting, requiring such derivatives to be marked to market through earnings without offset. Derivatives not likely to qualify for hedge accounting under SFAS 133 include U.S. dollar and foreign currency basis swaps.

The Company has devoted significant resources preparing for the adoption of SFAS
133. While the impact of adopting SFAS 133 will be ultimately dependent upon the fair value of the end user derivatives portfolio at December 1, 2000 and their related hedge designations, the Company expects adoption will not materially impact the Company's stockholders' equity, results of operations, or statement of financial condition.

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

Lehman Brothers Commercial Corporation and Lehman Brothers Special Financing Inc. v. Minmetals International Non-Ferrous Metals Trading Company (Reported in Holdings' 1999 Annual Report on Form 10-K)

     On August 10, 2000, the Court denied both parties' motions for summary judgment. A trial date has not yet been scheduled.

AIA Holdings SA et al. v. Lehman Brothers Inc. and Bear Stearns & Co., Inc. (Reported in Holdings' 1999 Annual Report on Form 10-K)

     The first trial is now scheduled to commence in mid-2001.

Actions Relating to Bre-X Minerals Ltd.

     McNamara et al. v. Bre-X Minerals Ltd. et al. (Reported in Holdings' 1999 Annual Report on Form 10-K and Quarterly Report on Form 10-Q for the quarter ended May 31, 2000)

         On July 14, 2000, LBI moved to dismiss the Fourth Amended Complaint.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES

                           PART II - OTHER INFORMATION


ITEM 1   Legal Proceedings - continued

Harold Gillet, et al. v. Goldman Sachs & Co, et al. (Reported in Holdings' 1999 Annual Report on Form 10-K)

     On April 29, 1999, LBI and the other defendants moved to dismiss the Consolidated Amended Complaint. On July 21, 2000, plaintiffs moved for leave to file a Second Amended Complaint that added a new plaintiff and new factual allegations. LBI and the other defendants have jointly opposed the plaintiffs' motion to amend the complaint. Both the defendants' motion to dismiss and the plaintiffs' motion to amend are pending before the Court.

CHS Electronics, Inc. v. Credit Suisse First Boston Corp., et al.

     On August 3, 2000, a class action was filed in the United States District Court for the Southern District of Florida against 18 underwriters of IPO securities, including LBI. Plaintiffs seek compensatory and injunctive relief for alleged violations of the antitrust laws based on the theory that the defendant underwriters fixed and maintained fees for underwriting certain IPO securities at supra-competitive levels. On October 2, 2000, LBI and the other defendants jointly moved to transfer this action to the Southern District of New York, where the Gillet case (see above) is pending, and to stay all proceedings in the Southern District of Florida pending the Court's resolution of the motion to transfer.

Corporacion  Nacional  del Cobre de Chile v.  Lehman  Brothers  Inc.,
Lehman  Brothers  Commercial  Corp.,  Lehman Brothers  Commodities  Ltd. and
Lehman Brothers Holdings Inc. (Reported in Holdings' 1999 Annual Report on Form 10-K)

     On August 31, 2000, the parties settled the matter and dismissed the arbitration.

Pamahi Investment Corp., et al. v. Lehman Brothers Inc., et al. (Reported in Holdings' 1999 Annual Report on Form 10-K and Quarterly Report on Form 10-Q for the quarter ended February 29, 2000)

     On August 7, 2000, the parties settled the matter and dismissed the arbitration.

Bowser v. First Alliance Mortgage Company, et al. (Reported in Holdings' Quarterly Report on Form 10-Q for the quarter ended May 31, 2000)

     On August 15, 2000, the United States Bankruptcy Court for the Central District of California entered an order dismissing with prejudice plaintiffs' claims against Holdings.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES

                           PART II - OTHER INFORMATION


ITEM 1   Legal Proceedings - continued

Island Venture Corporation, et al. v. Lehman Brothers Inc. and Lehman Brothers Securities Asia, Ltd.

     On August 3, 2000, Island Venture Corporation, Continental Resources Corporation, Recola Investment Corporation, Grand Concord Corporation, Goodwell Industrial Corporation, and Capital Pacific Corporation filed a lawsuit in the United States District Court for the District of New Jersey against LBI and Lehman Brothers Securities Asia, Ltd. The complaint arises in connection with the plaintiffs' purchase of various promissory notes issued by Indonesian companies in 1997 and upon which the issuers have defaulted. It also asserts claims relating to an alleged unauthorized liquidation for $8.5 million of a $10 million Asia Investment Grade Default Note ("Basket Note") issued by Lehman Brothers Holdings PLC. The complaint seeks rescission and damages under various common law theories of mutual mistake, breach of fiduciary duty, negligence and constructive fraud, as well as asserting claims under the New Jersey Blue Sky Laws and Section 10(b) of the Securities Exchange Act of 1934. The plaintiffs seek to recover damages in the face amount of approximately $66 million on all the notes they purchased and difference between the liquidation price and the face value of the Basket Note plus lost coupon payments. The plaintiffs have not yet served the complaint.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES


                           PART II - OTHER INFORMATION


ITEM 6   Exhibits and Reports on Form 8-K

The following exhibits and reports on Form 8-K are filed as part of this Quarterly Report, or where indicated, were heretofore filed and are hereby incorporated by reference:

(a)      Exhibits:

         12 Computation in Support of Ratio of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Dividends

         27       Financial Data Schedule

(b)      Reports on Form 8-K:

1.             Form 8-K dated June 16, 2000, Items 5 and 7.

                  Financial Statements:

                      Exhibit 99.2      Consolidated   Statement  of  Income
                                        (Three   Months  Ended  May  31,  2000)
                                        (Preliminary and Unaudited)

                      Exhibit 99.3 Consolidated Statement of Income (Nine Months Ended August 31, 2000)
                                        (Preliminary and Unaudited)

                      Exhibit 99.4 Segment Net Revenue Information (Three and Nine Months Ended August 31, 2000) (Preliminary and Unaudited)

                      Exhibit 99.5 Selected Statistical Information (Preliminary and Unaudited)


2.       Form 8-K dated July 7, 2000, Item 7.

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









Date:    October 16, 2000          By:                   /s/ David Goldfarb


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



                                   For the          For the       For the         For the          For the        For the
                                    Twelve           Twelve       Twelve          Twelve           Twelve          Nine
                                    Months           Months       Months          Months           Months         Months
                                    Ended            Ended         Ended          Ended            Ended           Ended
                                 November 30      November 30    November 30    November 30      November 30     August 31
                                     1995             1996           1997         1998              1999           2000
                                 -------------    -------------  ------------- -------------    -------------  --------------
Pre-tax earnings from continuing
operations                             $  369           $  637         $  937       $ 1,052          $ 1,631         $ 2,025

Add:   Fixed charges (excluding
capitalized interest)                  10,449           10,852         13,043        15,813           13,681          14,052
                                 -------------    -------------  ------------- -------------    -------------  --------------

Pre-tax earnings before fixed
charges                                10,818           11,489         13,980        16,865           15,312          16,077
                                 =============    =============  ============= =============    =============  ==============

Fixed charges:
       Interest                        10,405           10,816         13,010        15,781           13,649          14,024
       Other(a)                            72               50             41            47               71              44
                                 -------------    -------------  ------------- -------------    -------------  --------------

       Total fixed charges             10,477           10,866         13,051        15,828           13,720          14,068
                                 -------------    -------------  ------------- -------------    -------------  --------------

Preferred stock dividend
requirements                               64               58            109           124              174             162
                                 -------------    -------------  ------------- -------------    -------------  --------------

Total combined fixed charges and
preferred stock dividends            $ 10,541         $ 10,924       $ 13,160      $ 15,952         $ 13,894        $ 14,230
                                 =============    =============  ============= =============    =============  ==============

RATIO OF EARNINGS TO FIXED
CHARGES                                  1.03             1.06           1.07          1.07             1.12            1.14

RATIO OF EARNINGS TO
COMBINED FIXED CHARGES
AND PREFERRED STOCK
DIVIDENDS                                1.03             1.05           1.06          1.06             1.10            1.13





(a) Other fixed charges consist of the interest factor in rentals and capitalized interest.

                                                                     Exhibit 27

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES

This schedule contains summary financial information extracted from the Company's Consolidated Statement of Financial Condition at August 31, 2000 (Unaudited) and the Consolidated Statement of Income for the nine months ended August 31, 2000 (Unaudited) and is qualified in its entirety by reference to such financial statements.

1,000,000

PERIOD TYPE                                           9 MOS
FISCAL YEAR END                                       NOV-30-2000
PERIOD START                                          DEC-01-1999
PERIOD END                                            AUG-31-2000
CASH                                                          8,026
RECEIVABLES                                                  12,705
SECURITIES-RESALE                                            72,617
SECURITIES BORROWED                                          22,453
INSTRUMENTS OWNED                                           107,699
PP&E                                                            561
TOTAL ASSETS                                                225,668
SHORT TERM                                                    5,667
PAYABLES                                                     14,410
REPOS SOLD                                                   97,098
SECURITIES LOANED                                             9,128
INSTRUMENTS SOLD                                             48,401
LONG-TERM                                                    35,407
PREFERRED-MANDATORY                                             710
PREFERRED                                                       850
COMMON                                                           12
OTHER SE                                                      6,678
TOTAL LIABILITY AND EQUITY                                  225,668
TRADING REVENUE                                               3,055
INTEREST AND DIVIDENDS                                       14,512
COMMISSIONS                                                     690
INVESTMENT BANKING                                            1,664
FEE REVENUE                                                       0
INTEREST EXPENSE                                             14,025
COMPENSATION                                                  3,125
INCOME-PRETAX                                                 2,025
INCOME PRE-EXTRAORDINARY                                      1,376
EXTRAORDINARY                                                     0
CHANGES                                                           0
NET INCOME                                                    1,376
EPS-BASIC                                                    $10.54
EPS-DILUTED                                                 $  9.81