Form 10-K405
period 2000-11-30
LEHMAN BROTHERS HOLDINGS INC
filed 2001-02-28
CIK 806085

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

                  FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                                NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                                              ON WHICH REGISTERED
-------------------                                           -------------------------
Common Stock, $.10 par value                                  New York Stock Exchange
                                                              Pacific Exchange
Depositary Shares representing 5.94% Cumulative Preferred     New York Stock Exchange
  Stock, Series C
Depositary Shares representing 5.67% Cumulative Preferred     New York Stock Exchange
  Stock, Series D
Depositary Shares representing Fixed/Adjustable Rate          New York Stock Exchange
  Cumulative Preferred Stock, Series E
8% Trust Preferred Securities, Series I, of Subsidiary Trust  New York Stock Exchange
  (and Registrant's guarantee thereof)
7.875% Trust Preferred Securities, Series J, of Subsidiary    New York Stock Exchange
  Trust (and Registrant's guarantee thereof)
Dow Jones Internet Index Stock Upside Note Securities Due     American Stock Exchange
  2004
10 Uncommon Values Index Basket Adjusting Structured Equity   American Stock Exchange
  Securities Notes Due 2004
10 Uncommon Values Index Basket Adjusting Structured Equity   American Stock Exchange
  Securities Notes Series B,
  Due 2004
10 Uncommon Values Index Basket Adjusting Structured Equity   American Stock Exchange
  Securities Notes Due 2003
10 Uncommon Values Index Structured Equity Securities Notes   American Stock Exchange
  Due 2001
Notes due November 14, 2007--Performance Linked to Marsh &    American Stock Exchange
  McLennan Companies, Inc. (MMC) Common Stock
Notes due November 14, 2007--Performance Linked to Pfizer     American Stock Exchange
  Inc. (PFE) Common Stock
8 3/4% Notes Due 2002                                         New York Stock Exchange
8.30% Quarterly Income Capital Securities Series A, Due       New York Stock Exchange
  December 31, 2035

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

    Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the voting and nonvoting common equity held by non-affiliates of the Registrant at February 12, 2001, was approximately $19,891,400,000. For purposes of this information, the outstanding shares of common stock owned by directors of the Registrant were deemed to be shares of common stock held by affiliates. As of February 12, 2001, 250,170,237 shares of the Registrant's Common Stock, $.10 par value per share, were issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

(1) Lehman Brothers Holdings Inc. 2000 Annual Report to Stockholders (the "2000 Annual Report")--Incorporated in part in Parts I, II and IV.

(2) Lehman Brothers Holdings Inc. Definitive Proxy Statement for its 2001 Annual Meeting of Stockholders (the "Proxy Statement")--Incorporated in part in
    Part III.

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

    The Company is one of the leading global investment banks, serving institutional, corporate, government and high-net-worth individual clients and customers. Its executive offices are located at 3 World Financial Center, New York, New York 10285, and its telephone number is (212) 526-7000.

FORWARD-LOOKING STATEMENTS

    Some of the statements contained in this report, including those relating to the Company's strategy and other statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as "expects," "anticipates," "intends," "plans," "believes," "estimates" and similar expressions are forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934. These statements are not historical facts but instead represent only the Firm's expectations, estimates and projections regarding future events. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict, which may include market, credit or counterparty, liquidity, legal and operational risks. Market risks include changes in interest and foreign exchange rates and securities valuations, global economic and political trends and industry competition. The Firm's actual results and financial condition may differ, perhaps materially, from the anticipated results and financial condition in any such forward-looking statements. For more information concerning the risks and other factors that could affect the Firm's future results and financial condition, see "Management's Discussion and Analysis of Financial Condition and Results of Operation" on pages 37-52 of the 2000 Annual Report. The Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

    Lehman Brothers provides a full array of capital market products and advisory services worldwide. Through the Company's banking, research, trading, structuring and distribution capabilities of equity and fixed income products the Company continues its focus of building its client/customer business model. These "customer flow" activities represent a majority of the Company's revenues. In addition to its customer flow activities, the Company also takes proprietary positions, the success of which is dependent on its ability to anticipate economic and market trends. The Company believes its customer flow orientation mitigates its overall revenue volatility.

    The Company operates in three business segments (each of which is described below): Investment Banking, Capital Markets and Client Services. Financial information concerning the Company for the fiscal years ended November 30, 2000, November 30, 1999, and November 30, 1998, including the amount of net revenue contributed by each segment in such periods, is set forth in the Consolidated Financial Statements and the Notes thereto in the 2000 Annual Report and is incorporated herein by reference. Information with respect to the Company's operations by segment and net revenues by geographic area is set forth in
Note 15 of the Notes to Consolidated Financial Statements on pages 85-86 of the 2000 Annual Report and is incorporated herein by reference.

INVESTMENT BANKING

    Lehman Brothers' Investment Banking professionals are responsible for developing and maintaining relationships with issuing clients, gaining a thorough understanding of their specific needs and bringing together the full resources of Lehman Brothers to accomplish their financial objectives. Investment Banking is organized into industry, geographic and product coverage groups, enabling individual bankers to develop specific expertise in particular industries and markets. Industry coverage groups include Chemicals, Communications/Media, Consumer/Retailing, Financial Institutions, Healthcare, Industrial, Natural Resources, Power, Real Estate and Technology. Where appropriate, specialized product groups are partnered with the global industry and geographic groups to provide tailor-made solutions for Lehman Brothers' clients. These product groups include Equity Capital Markets, which consists of equity and equity-related securities and derivatives, Fixed Income Capital Markets, which incorporates expertise in syndicate, liability management, derivatives, private placements, high yield debt and bank loan syndication, and Mergers and Acquisitions/Strategic Advisory Services. Geographically, Lehman Brothers maintains investment banking offices in eight cities in the U.S. and in nineteen cities in Europe, the Middle East, Asia and Latin America. The high degree of integration between the Company's industry, product and geographic groups has allowed Lehman Brothers to become a leading source of one-stop financial solutions for its global clients.

    MERGERS AND ACQUISITIONS/STRATEGIC ADVISORY. Lehman Brothers has a long history of providing strategic advisory services to corporate, institutional and government clients around the world on a wide range of financial matters, including mergers and acquisitions, restructurings and spin-offs, targeted stock transactions, share repurchase strategies, government privatization programs, takeover defenses and tax optimization strategies. During 2000, the Company continued to expand its activities world-wide, serving as financial advisor on $335 billion of completed transactions world-wide.

    UNDERWRITING. The Company is a leading underwriter of initial public and secondary offerings of equity and fixed income securities, including listed and over-the-counter securities, government and agency securities and mortgage- and asset-backed securities.

CAPITAL MARKETS

    Lehman Brothers combines professionals from the sales, trading and research areas of its Equities and Fixed Income Divisions, together with investment bankers, into teams to serve the financial needs of the Company's clients and customers. This integrated approach enables Lehman Brothers to structure and execute global transactions for clients and to provide worldwide liquidity in marketable securities.

    EQUITIES

    The Equities group is responsible for the Company's equity operations and all dollar and non-dollar equity and equity-related products worldwide. These products include listed and over-the-counter ("OTC") securities, American Depositary Receipts, convertibles, options, warrants and derivatives.

    EQUITY CASH PRODUCTS. Lehman Brothers makes markets in equity and equity-related securities, and executes block trades on behalf of clients and customers. The Company participates in the global equity and equity-related markets in all major currencies through its worldwide presence and membership in major stock exchanges, including, among others, those in New York, London, Tokyo, Hong Kong, Frankfurt, Paris and Milan.

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

    ARBITRAGE. Lehman Brothers engages in a variety of arbitrage activities including "riskless" arbitrage, where the Company seeks to benefit from temporary price discrepancies that occur when a security is traded in two or more markets, and "risk" arbitrage activities, which involve the purchase of securities at discounts from the expected values that would be realized if certain proposed or anticipated corporate transactions (such as mergers, acquisitions, recapitalizations, exchange offers, reorganizations, bankruptcies, liquidations or spin-offs) were to occur. To the extent that these anticipated transactions do not materialize in a manner consistent with the Company's expectations, the Company is subject to the risk that the value of these investments will decline. Lehman Brothers' arbitrage activities benefit from the Company's presence in the global capital markets, access to advanced information technology, in-depth market research, proprietary risk management tools and general experience in assessing rapidly changing market conditions.

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

    HIGH YIELD SECURITIES AND LEVERAGED BANK LOANS. The Company also makes markets in non-investment grade debt securities and bank loans. Lehman Brothers provides "one-stop" leveraged financing solutions for corporate and financial acquirers and high yield issuers, including multi-tranche, multi-product acquisition financing. The Company remains one of the leading investment banks in the syndication of leveraged loans.

    MONEY MARKET PRODUCTS. Lehman Brothers holds leading market positions in the origination and distribution of medium-term notes and commercial paper. The Company is an appointed dealer for over 690 active commercial paper programs on behalf of companies and government agencies worldwide.

    MORTGAGE AND ASSET-BACKED SECURITIES. The Company is a leading underwriter of and market-maker in residential and commercial mortgage- and asset-backed securities and is active in all areas of secured lending, structured finance and securitized products. Lehman Brothers underwrites and makes markets in the full range of U.S. agency-backed mortgage products, mortgage-backed securities, asset-backed securities and whole loan products. It is a leader in the global market for mortgage and asset-backed securities, leases, mortgages, multi-family financing and commercial loans. The Company also originates mortgage loans directly through its subsidiary savings bank, Lehman Brothers Bank, FSB. In addition, Lehman Brothers engages in select investments in commercial and residential properties.

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

    GLOBAL DISTRIBUTION

    Lehman Brothers' institutional sales organizations encompass distinct global sales forces that have been integrated into the Fixed Income and Equities businesses to provide investors with the full array of products and research offered by the Firm. Lehman Brothers has a strategic alliance with Fidelity Investments that provides the Firm access to Fidelity's retail brokerage customers and a distribution channel for new issue and secondary products and research to individual investors on-line. During 2000, the Firm entered into similar alliances with FINECO Online in Italy and Consors Discount-Broker in

Germany. Lehman Brothers also formed an alliance with ANZ Investment Bank to provide capital markets access to their institutional clients in Australia and New Zealand.

    EQUITY SALES. Lehman Brothers' institutional Equity sales force provides an extensive range of services to institutional investors through locations in the U.S., Europe and Asia. The Equity sales organization focuses on developing long-term relationships though a comprehensive understanding of customers' investment objectives, while providing proficient execution and consistent liquidity in a wide range of global equity securities and derivatives.

    FIXED INCOME SALES. Lehman Brothers' Fixed Income sales force is one of the most productive in the industry, serving the investing and liquidity needs of major institutional investors. Employing a relationship management approach that provides superior information flow and product opportunities for the Firm's customers, the Fixed Income sales organization covers the major share of the buying power in the global fixed income markets.

    RESEARCH

    EQUITY RESEARCH. The Equity Research department is integrated with the Company's investment banking, sales and trading activities. To ensure in-depth expertise within various markets, Equity Research has established regional teams on a worldwide basis that are staffed with industry and strategy specialists. The department follows more than 1,500 companies in 70 industries worldwide.

    FIXED INCOME RESEARCH. Fixed Income research at Lehman Brothers encompasses the full range of research disciplines: quantitative, economic, strategic, credit, relative value and market-specific analysis. Fixed Income research is integrated with the Company's investment banking, sales and trading activities. The department's specialists provide expertise in U.S., European and Asian government and agency securities, derivatives, sovereign issues, corporate securities, high yield, asset- and mortgage-backed securities, emerging market debt and municipal securities.

CLIENT SERVICES

    Client Services includes the Company's Private Client Services group, a retail-based organization which primarily serves the investment needs of wealthy individuals, and its Private Equity Division, which manages assets through a series of private equity funds.

    PRIVATE CLIENT SERVICES

    The Company's Private Client Services group of approximately 450 professionals serves the investment needs of private investors with substantial assets as well as over 2,200 mid-sized institutional accounts worldwide. The group has a global presence, with investment representatives located in 21 offices worldwide. Among other services, investment professionals provide their clients with direct access to fixed income, equity, foreign exchange and derivative products, as well as the Firm's research and execution capabilities, thereby serving as a valuable extension of the Firm's institutional sales force. In October 2000, Lehman Brothers acquired SG Cowen's high-net-worth group of 92 investment representatives.

    The Firm also provides asset management services, including Investment Consulting Services, a wrap-fee series of third party managed products, management of multiple manager funds onshore and offshore and a managed futures advisory business. The Firm also has dealer agreements with a large number of mutual fund families.

    PRIVATE EQUITY

    The Company currently has over $4.5 billion in Private Equity assets under management in four areas: Merchant Banking, Venture Capital, Communications and Real Estate. The primary goal of each area is to make investments that provide superior returns to investors, including institutions, high-net-worth individuals, the Firm and certain employees of the Firm.

    MERCHANT BANKING. Lehman Brothers' merchant banking activities include making principal investments in established companies worldwide, often in partnership with clients of the Firm, and managing these investments until they are realized. The group partners with proven operating teams which have a compelling business strategy or vision, with the aim of deriving long-term value for our investors.

    VENTURE CAPITAL. Lehman Brothers manages investments in venture capital via its North American and European focused venture capital funds. The primary investment objective of the Firm's venture capital activities is to make growth-oriented equity or equity-related investments in privately held companies. Specifically, the venture capital funds focus on investing in companies capable of turning innovative technology and management solutions into successful businesses. Accordingly, investment preference is not confined to particular industries, but instead is directed to any industry capable of rapid growth through the provision of innovative technology and/or services.

    COMMUNICATIONS. Lehman Brothers Communications Partners raised and closed an $800 million fund in 2000. The Communications Fund seeks to invest in early stage, growth-oriented communications service providers. This is the first industry-focused fund Lehman Brothers has raised, and it will leverage the expertise and contacts of Lehman Brothers' Communications/Media Investment Banking Group.

    REAL ESTATE. Lehman Brothers has closed on $590 million of commitments to a real estate fund as of November 30, 2000. This fund is focused on making equity investments in properties, real estate companies and related service businesses.

    Commitments for all of the Firm's private equity funds are raised in private placements not requiring registration under the Securities Act of 1933.

TECHNOLOGY AND E-COMMERCE

    The Firm is committed to developing a technology platform to deliver a full range of capital markets information and services to its institutional and high-net-worth client base. The Firm-wide e-Commerce Committee, which brings together senior management from all of the Firm's global business areas, has developed the Firm's overall e-commerce strategy, approves all e-commerce investments and provides a forum to share e-commerce knowledge and new developments across the Firm's businesses and geographies. The Firm's e-commerce strategy focuses on client and markets connectivity, content and strategic ventures. During 2000, Lehman Brothers rolled out its integrated client web site, LehmanLIVE. The Firm also played a leading role in the advent of e-syndicates in the Fixed Income area, co-lead-managing the first such deal; to date over $50 billion of new issue bonds have been co-lead-managed by the Firm in this format. Lehman Brothers has made many strategic investments and is a participant in a number of institutional trading networks in the U.S., Europe and Asia. Notable investments include TradeWeb, Market Axess and Securities.Hub in Fixed Income, and TheMarkets.com in Equities. Additionally, Lehman Brothers supported the global expansion of NASDAQ with an investment in its U.S. and Japanese ventures.

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

RISK MANAGEMENT

    As a leading global investment banking company, risk is an inherent part of the Company's businesses. Global markets, by their nature, are prone to uncertainty and subject participants to a variety of risks. Lehman Brothers has developed policies and procedures to identify, measure and monitor each of the risks involved in its trading, brokerage and investment banking activities on a global basis. The principal risks of Lehman Brothers are market, credit, liquidity, legal and operational risks. As part of the Company's customer-flow activities, Lehman Brothers takes positions in interest rates, foreign exchange, and various securities, derivatives and commodities. Although the Company seeks to mitigate risk associated with such positions through hedging activities, consistent with its expectations of future events, it is subject to the risk that actual market events may differ from the Company's expectations, which may result in losses associated with such positions.

    Lehman Brothers has developed a control infrastructure to monitor and manage each type of risk on a global basis throughout the Company. A full description of the Firm's Risk Management procedures is contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Management" on pages 49 - 51 of the 2000 Annual Report, and is incorporated herein by reference.

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

    The financial services industry has become considerably more concentrated as numerous securities firms have either ceased operations or have been acquired by or merged into other firms. In addition, several small and specialized securities firms have been successful in raising significant amounts of capital for their merger and acquisition activities and merchant banking investment vehicles and for their own accounts. These developments have increased competition from other firms, many of whom have significantly greater equity capital than the Company. Recent legislative and regulatory changes in the United States allow commercial banks to enter businesses previously limited to investment banks, and several combinations between commercial banks and investment banks have occurred, which may further increase competition.

REGULATION

    The securities industry in the United States is subject to extensive regulation under both federal and state laws. LBI and certain other subsidiaries of Holdings are registered as broker-dealers and investment advisors with the Securities and Exchange Commission (the "SEC") and as such are subject to regulation by the SEC and by self-regulatory organizations, principally the NASD and national securities exchanges such as the New York Stock Exchange, which has been designated by the SEC as LBI's primary regulator, and the Municipal Securities Rulemaking Board. Securities firms are also subject to regulation by state securities administrators in those states in which they conduct business. LBI is a registered broker-dealer in all 50 states, the District of Columbia and the Commonwealth of Puerto Rico. The SEC, self-regulatory organizations and state securities commissions may conduct administrative proceedings, which may result in censure, fine, the issuance of cease-and-desist orders or suspension or expulsion of a broker-dealer or an investment advisor, its officers or employees.

    LBI is also registered with the Commodity Futures Trading Commission (the "CFTC") as a futures commission merchant and is subject to regulation as such by the CFTC and various domestic boards of trade and other commodity exchanges. The Company's U.S. commodity futures and options business is also regulated by the National Futures Association, a not-for-profit membership corporation which has been designated as a registered futures association by the CFTC.

    The Company does business in the international fixed income, equity and commodity markets and undertakes international investment banking activities, principally through its regional headquarters in London and Tokyo. The U.K. Financial Services Act of 1986 (the "Financial Services Act") governs all aspects of the United Kingdom investment business, including regulatory capital, sales and trading practices, use and safekeeping of customer funds and securities, record keeping, margin practices and procedures, registration standards for individuals, periodic reporting and settlement procedures. Pursuant to the Financial Services Act, certain subsidiaries of Holdings are subject to regulations promulgated and administered by the Financial Services Authority.

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

CAPITAL REQUIREMENTS

    LBI, Lehman Brothers International (Europe), the Tokyo branch of Lehman Brothers Japan Inc. and other of Holdings' subsidiaries are subject to various securities, commodities and banking regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. Reference is made to Note 9 of the Notes to Consolidated Financial Statements on page 74 of the 2000 Annual Report.

EMPLOYEES

    As of November 30, 2000, the Company employed approximately 11,300 persons, including 7,400 in North America and 3,900 internationally. The Company considers its relationship with its employees to be good.

ITEM 2. PROPERTIES

    The Company's headquarters occupy approximately 1.1 million square feet of space at Three World Financial Center in New York, New York, which the Company occupies under a tenancy-in-common arrangement with American Express Company and various American Express Company subsidiaries. Approximately 78,000 square feet of the Company's space at Three World Financial Center has been subleased to a third-party tenant.

    The Company's headquarters also include leased space at One World Financial Center and at One World Trade Center in New York. Located in the same office complex as Three World Financial Center, the One World Financial Center space will ultimately consist of approximately 700,000 square feet, of which the Company currently occupies 100,000 square feet. Approximately 90,000 square feet will be occupied during 2001, and 510,000 square feet will be occupied in stages beginning in 2004. The lease terms at One World Financial Center expire at various dates from December 2015 through 2024, with the exception of a lease for 140,000 square feet, which expires in 2006. The space at One World Trade Center consists of approximately 115,000 square feet with a lease expiration date in 2015.

    The Company leases approximately 400,000 square feet at 101 Hudson Street in Jersey City, New Jersey (the "Operations Center"), of which approximately 67,000 square feet has been subleased to a third-party tenant. The Operations Center is used by systems, operations, and certain administrative personnel. The lease term expires in 2011.

    The Company's European headquarters occupy approximately 450,000 square feet of leased office space in the Broadgate complex and nearby vicinity in London, England, of which approximately 40,000 square feet has been subleased to a third-party tenant. The London leases expire at various dates from 2013 through 2017. The Company expects to relocate its European headquarters in late 2003 to approximately 1,000,000 square feet of leased office space under construction in the Canary Wharf development in London.

    The Company's Asian headquarters occupy approximately 82,000 square feet of leased office space in the ARK Mori Building in central Tokyo, Japan. The Tokyo lease expires at various dates from September 2001 through August 2002.

    Facilities occupied by the Company and its subsidiaries are believed to be adequate for the purposes for which they are currently used and are well maintained.

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

    Although there can be no assurance as to the ultimate outcome, the Company has denied, or believes it has a meritorious defense and will deny, liability in all significant cases pending against it including the matters described below, and intends to defend vigorously each such case, and based on information currently available and established reserves, the Company believes that the eventual outcome of the actions against it, including the matters described below, will not, in the aggregate, have a material adverse effect on the consolidated financial position or results of operations of the Company.

ACTIONS RELATING TO THE SALES AND MARKETING OF LIMITED PARTNERSHIPS

    Under the terms of an agreement between American Express and Holdings, American Express has agreed to indemnify Holdings for liabilities which it may incur in connection with any action relating to any business conducted by The Balcor Company, a former Holdings subsidiary ("Balcor"), in which Holdings is named as a parent company or control person of Balcor. Holdings believes that the allegations in the action described below are covered by this indemnity.

    BRUSS, ET AL. V. LEHMAN BROTHERS INC., ET AL. On January 25, 1999, a purported class action complaint was filed in the Superior Court of New Jersey, Law Division: Essex County, on behalf of investors in certain specified limited partnerships sponsored by Balcor and sold by various entities, including, among others, retail branches formerly owned by LBI and certain of its affiliates. After dismissal of Plaintiffs' original complaint in September, 1999, Plaintiffs filed an amended complaint on November 30, 1999. That complaint names as defendants LBI, various affiliates of LBI, Smith Barney Holdings, Inc., Balcor, a number of Balcor-originated limited partnerships and an individual and entities affiliated with Balcor. The complaint alleges claims in connection with the marketing, sale and operation of the limited partnerships for common law fraud and deceit, equitable fraud, negligent misrepresentation, and violation of certain New Jersey statutes relating to the sale of securities. The complaint seeks compensatory damages for lost principal and interest, general damages and punitive damages, and costs and attorneys' fees. LBI has moved to dismiss the amended complaint.

LEHMAN BROTHERS COMMERCIAL CORPORATION AND LEHMAN BROTHERS SPECIAL
FINANCING INC. V. MINMETALS INTERNATIONAL NON-FERROUS METALS TRADING COMPANY

    On November 15, 1994, two Lehman Brothers subsidiaries, Lehman Brothers Commercial Corporation ("LBCC") and Lehman Brothers Special Financing Inc. ("LBSF"), commenced an action against Minmetals International Non-Ferrous Metals Trading Company ("Minmetals") and China National Metals and Minerals Import and Export Company ("CNM") in the United States District Court for the Southern District of New York alleging breach of contract against Minmetals and breach of guarantee against CNM. The litigation arose from the refusal by Minmetals and CNM to honor their obligations with respect to certain foreign exchange and swap transactions. LBCC and LBSF seek to recover approximately $52.5 million from Minmetals and/or CNM. Minmetals filed counterclaims against Lehman entities based on violations of federal securities and commodities laws and rules, and theories of fraud, breach of fiduciary duty and conversion. Discovery is complete; no trial date has been set.

AIA HOLDING SA ET AL. V. LEHMAN BROTHERS INC. AND BEAR STEARNS & CO., INC.

    On July 9, 1997, LBI was served with a complaint in the United States District Court for the Southern District of New York in which 277 named plaintiffs assert 24 causes of action against LBI and Bear Stearns & Co., Inc. The amount of damages claimed is unspecified. The claims arise from the activities of an individual named Ahmad Daouk, who was employed by an introducing broker which introduced accounts to LBI between 1988 and 1992. Daouk allegedly perpetrated a fraud upon the claimants, who are mostly investors of Middle Eastern origin, and the complaint alleges that LBI breached various contractual and common law duties owed to the investors. On March 27, 1998, the District Court dismissed without prejudice 18 of the 24 counts pleaded in the complaint. On July 3, 1998, the plaintiffs served their First Amended Complaint containing 18 causes of action against LBI and/or Bear Stearns. The Court has ordered the plaintiffs divided into 14 groups of 20 for trial purposes. No trial date has been set.

MCNAMARA ET AL. V. BRE-X MINERALS LTD. ET AL.

    On July 25, 1997, an Amended Class Action Complaint was filed in the United States District Court for the Eastern District of Texas against 16 defendants, including LBI, which seeks unspecified compensatory damages, interest, costs and attorneys' fees on behalf of purchasers of Bre-X common stock and/or Bresea common stock. The Complaint raises claims under the federal securities laws and the common law of fraud and negligent misrepresentation. The Complaint's stated basis for naming LBI is that one of its securities analysts published research on Bre-X. On January 6, 1999, the Court dismissed the claims of Canadian plaintiffs who bought their shares on Canadian exchanges. On July 13, 1999, the District Court dismissed the case against LBI and certain other defendants. The plaintiffs filed a Third Amended Complaint, and then a Fourth Amended Complaint, which was filed on June 14, 2000. A motion to dismiss that Complaint is pending.

HAROLD GILLET, ET AL. V. GOLDMAN SACHS & CO., ET AL.; YAKOV PRAGER, ET AL. V. GOLDMAN, SACHS & CO., ET AL.; DAVID HOLZMAN, ET AL. V. GOLDMAN, SACHS & CO., ET AL.

    Beginning in November 1998, three class actions were filed in the United States District Court for the Southern District of New York against in excess of 25 underwriters of initial public offering ("IPO") securities, including LBI. Plaintiffs, alleged purchasers of securities issued in certain IPOs, seek compensatory and injunctive relief for alleged violations of the antitrust laws based on the theory that the defendants fixed and maintained fees for underwriting certain IPO securities at supra-competitive levels. On March 15, 1999, plaintiffs filed a Consolidated Amended Complaint. On April 29, 1999, LBI and the other defendants moved to dismiss the Consolidated Amended Complaint. By order dated November 17, 1999, a fourth purported class action, also brought on behalf of purchasers, was consolidated with the existing actions.

    By memorandum and order dated February 9, 2001 (the "Order"), the Court granted defendants' motion to dismiss the Consolidated Amended Complaint and denied plaintiffs' request for leave to file a

Second Amended Complaint. In the Order, the Court concluded that the purchaser plaintiffs lacked standing under the antitrust laws to assert the claims. The Court indicated in the Order that its decision did not apply to any claims brought on behalf of issuers of IPO securities.

    On October 13, 2000, a related case was filed in the United States District Court for the Southern District of New York by a bankrupt issuer of IPO securities. That case, WEINMAN V. SALOMON SMITH BARNEY, ET AL., does not name LBI as a defendant. However, another related case, entitled CHS ELECTRONICS, INC. V. CREDIT SUISSE FIRST BOSTON CORP., ET AL., was transferred to the Southern District of New York from the United States District Court for the Southern District of Florida by order dated December 20, 2000. The CHS ELECTRONICS case (discussed below) is brought by a bankrupt issuer of securities and names LBI, among others, as a defendant. The Order did not dispose of the CHS ELECTRONICS or WEINMAN cases, which are still pending.

CHS ELECTRONICS, INC. V. CREDIT SUISSE FIRST BOSTON CORP., ET AL.

    On August 3, 2000, a class action was filed in the United States District Court for the Southern District of Florida against 18 underwriters of IPO securities, including LBI. Plaintiff, a bankrupt issuer of IPO securities, seeks the same relief, based on the same theories, as in the GILLET case above. With consent of the parties, the case was transferred, by order dated January 4, 2001, to the United States District Court for the Southern District of New York. By order dated January 12, 2001, the case was consolidated with the GILLET case.

MEXPO, S.A. V. LEHMAN BROTHERS INC., ET AL.

    In August 1999, Mexpo, S.A. filed an arbitration claim with the National Association of Securities Dealers, naming as respondents LBI, Lehman Brothers International (Europe), Lehman Brothers Securities, Holdings, and Lehman Brothers Global Finance Limited. Mexpo alleges that respondents engaged in unauthorized transactions, made unsuitable recommendations, failed to follow client instructions and engaged in deceptive conduct in connection with Mexpo's trading in emerging markets bonds, structured notes and other securities. The legal claims asserted by Mexpo include various common law contractual and tort claims as well as alleged violations of federal securities and commodities laws. Mexpo seeks $28 million in compensatory damages, plus punitive damages, interest, attorneys' fees and costs. A hearing is scheduled to start in May 2001.

ISLAND VENTURE CORPORATION, ET AL. V. LEHMAN BROTHERS INC. AND LEHMAN BROTHERS
  SECURITIES ASIA, LTD.

    On February 9, 2001, Island Venture Corporation, Continental Resources Corporation, Recola Investment Corporation, Grand Concord Corporation and Goodwell Industrial Corporation filed a First Amended Complaint in the United States District Court for the District of New Jersey against LBI and Lehman Brothers Securities Asia, Ltd. The complaint arises in connection with the plaintiffs' purchase of various promissory notes issued by Indonesian companies in 1997 and upon which the issuers have defaulted. It also asserts claims relating to an alleged unauthorized liquidation for $8.5 million of a $10 million Asia Investment Grade Default Note ("Basket Note") issued by Lehman Brothers Holdings PLC. The complaint seeks rescission and damages under various common law theories of mutual mistake, breach of contract, breach of fiduciary duty, negligence, negligent misrepresentation and constructive fraud, as well as asserting claims under Section 10(b) of the Securities Exchange Act of 1934. The plaintiffs seek to recover damages of approximately $60 million on all the notes they purchased and the difference between the liquidation price and the face value of the Basket Note plus lost coupon payments. The plaintiffs served the complaint on LBI on February 22, 2001, but have not yet served Lehman Brothers Securities Asia, Ltd.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The approximate number of holders of record of the Registrant's Common Stock was 22,580 at February 12, 2001. Information concerning the market for the Registrant's common equity and related stockholder matters is set forth on page 96 of the 2000 Annual Report and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

    Selected financial data contained on page 88 of the 2000 Annual Report is deemed a part of this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Management's Discussion and Analysis of Financial Condition and Results of Operations is set forth under the same caption on pages 37 - 52 of the 2000 Annual Report. Such information is incorporated herein by reference and should be read in conjunction with the Consolidated Financial Statements and the Notes thereto contained on pages 54 - 87 of the 2000 Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Management" on pages 49 - 51 of the 2000 Annual Report is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Consolidated Financial Statements of the Registrant and its Subsidiaries together with the Notes thereto and the Report of Independent Auditors thereon required by this Item are contained in the 2000 Annual Report on pages 53 - 87 and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information relating to Directors of the Registrant is set forth under the captions "Nominees for Election as Class II Directors to Serve until the 2004 Annual Meeting of Stockholders", "Class I Directors Whose Terms Continue until the 2002 Annual Meeting of Stockholders" and "Class III Directors Whose Terms Continue until the 2003 Annual Meeting of Stockholders" on pages 4-6 of the Proxy Statement and information relating to Executive Officers of the Registrant is set forth under the caption "Executive Officers of the Company" on pages 9 and 10 of the Proxy Statement and is hereby incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

    Information relating to executive compensation is set forth under the captions "Compensation of Directors", "Compensation and Benefits Committee Interlocks and Insider Participation", "Compensation of Executive Officers", "Pension Benefits" and "Employment Contracts, Termination of Employment and Change of Control Arrangements" on pages 8, 13 and 14-18 of the Proxy Statement and is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information relating to security ownership of certain beneficial owners and management is set forth under the caption "Security Ownership of Principal Stockholders" on page 3 of the Proxy Statement and the caption "Security Ownership of Directors and Executive Officers" on page 11 of the Proxy Statement and is hereby incorporated herein by reference.

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

        3.  Exhibits:

        EXHIBIT
          NO.
-----------------------
          3.1             Restated Certificate of Incorporation of the Registrant
                          dated May 27, 1994 (incorporated by reference to Exhibit 3.1 to the Registrant's Transition Report on Form 10-K for the
                          eleven months ended November 30, 1994)

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

          3.4             Certificate of Designations with respect to the Registrant's
                          Fixed/Adjustable Rate Cumulative Preferred Stock, Series E
                          (incorporated by reference to Exhibit 4.2 to the
                          Registrant's Current Report on Form 8-K filed with the
                          Commission on March 30, 2000)

          3.5             By-Laws of the Registrant, amended as of March 26, 1997
                          (incorporated by reference to Exhibit 3 to the Registrant's
                          Quarterly Report on Form 10-Q for the quarter ended
                          February 28, 1997)

          4.1             Standard multiple series indenture provisions with respect to the senior and subordinated debt securities (incorporated by reference to Exhibit 4(a) to Post-Effective Amendment
                          No. 1 to the Registrant's Registration Statement on Form S-3
                          (Reg. No. 33-16141))

          4.2             Indenture with respect to the senior debt securities
                          (incorporated by reference to Exhibit 4(b) to Post-Effective
                          Amendment No. 1 to the Registrant's Registration Statement
                          on Form S-3 (Reg. No. 33-16141))

          4.3             First Supplemental Indenture with respect to the senior debt securities (incorporated by reference to Exhibit 4(m) to the
                          Registrant's Registration Statement on Form S-3 (Reg.
                          No. 33-25797))

          4.4             Second Supplemental Indenture with respect to the senior
                          debt securities (incorporated by reference to Exhibit 4(e)
                          to the Registrant's Registration Statement on Form S-3 (Reg.
                          No. 33-49062))

          4.5             Third Supplemental Indenture with respect to the senior debt securities (incorporated by reference to Exhibit 4(f) to the
                          Registrant's Registration Statement on Form S-3 (Reg.
                          No. 33-46146))

          4.6             Fourth Supplemental Indenture with respect to the senior
                          debt securities (incorporated by reference to Exhibit 4(f)
                          to Registrant's Registration Statement on Form 8-A filed
                          with the SEC on October 7, 1993)

        EXHIBIT
          NO.
-----------------------
          4.7             Fifth Supplemental Indenture with respect to the senior debt securities (incorporated by reference to Exhibit 4(h) to
                          Post-Effective Amendment No. 1 to the Registrant's
                          Registration Statement on Form S-3 (Reg. No. 33-56615))

          4.8             Sixth Supplemental Indenture with respect to the senior debt securities (incorporated by reference to Exhibit 4(h) to the
                          Registrant's Registration Statement on Form S-3
                          (No. 333-38227))

          4.9             The other instruments defining the rights of holders of the long-term debt securities of the Registrant and its
                          subsidiaries are omitted pursuant to section (b)(4)(iii)(A)
                          of Item 601 of Regulation S-K. The Registrant hereby agrees to furnish copies of these instruments to the Securities and
                          Exchange Commission upon request.

         10.1             Agreement of Tenants-In-Common by and among American Express
                          Company, American Express Bank Ltd., American Express Travel
                          Related Services Company, Inc., Shearson Lehman
                          Brothers Inc., Shearson Lehman Government Securities, Inc.
                          and Shearson Lehman Commercial Paper Incorporated
                          (incorporated by reference to Exhibit 10.1 to the
                          Registrant's Transition Report on Form 10-K for the eleven months ended November 30, 1994)

         10.2             Tax Allocation Agreement between Shearson Lehman Brothers
                          Holdings Inc. and American Express Company (incorporated by reference to Exhibit 10.2 to the Registrant's Transition
                          Report on Form 10-K for the eleven months ended
                          November 30, 1994)

         10.3+            Lehman Brothers Inc. Executive and Select Employees Plan
                          (incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form S-1 (Reg.
                          No. 33-12976))

         10.4+            Lehman Brothers Holdings Inc. Deferred Compensation Plan for
                          Non-Employee Directors (incorporated by reference to
                          Exhibit 10.11 to the Registrant's Registration Statement on
                          Form S-1 (Reg. No. 33-12976))

         10.5             Amended and Restated Agreements of Limited Partnership of
                          Shearson Lehman Hutton Capital Partners II (incorporated by reference to Exhibit 10.48 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1988)

         10.6+            Lehman Brothers Holdings Inc. 1994 Management Ownership Plan
                          (incorporated by reference to Exhibit 10.25 to the
                          Registrant's Registration Statement on Form S-1 (Reg.
                          No. 33-52977))

         10.7+            Lehman Brothers Holdings Inc. 1996 Management Ownership Plan
                          (incorporated by reference to Exhibit 10.1 to the
                          Registrant's Quarterly Report on Form 10-Q for the quarter ended August 31, 1996)

         10.8+            Lehman Brothers Holdings Inc. Short-Term Executive
                          Compensation Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on
                          Form 10-Q for the quarter ended August 31, 1996)

         10.9+            Lehman Brothers Holdings Inc. 1996 Short-Term Executive
                          Compensation Plan (incorporated by reference to
                          Exhibit 10.26 to the Registrant's Registration Statement on
                          Form S-1 (Reg. No. 33-52977))

         10.10            Option Agreement, dated May 27, 1994, by and among American
                          Express Company, American Express Bank Ltd., American
                          Express Travel Related Services Company, Inc., Lehman
                          Brothers Inc., Lehman Government Securities, Inc. and Lehman
                          Commercial Paper Incorporated (incorporated by reference to
                          Exhibit 10.31 to the Registrant's Transition Report
                          Form 10-K for the Eleven Months ended November 30, 1994)

         10.11+           Lehman Brothers Holdings Inc. Cash Award Plan. (incorporated by reference to Exhibit 10.36 to the Registrant's Transition
                          Report on Form 10-K for the Eleven Months ended
                          November 30, 1994)

        EXHIBIT
          NO.
-----------------------
         10.12            Amended and Restated Agreement of Limited Partnership of
                          Lehman Brothers Capital Partners III, L.P. (incorporated by reference to Exhibit 10.27 to the Registrant's Annual Report on Form 10-K for the fiscal year ended November 30, 1995)

         10.13            Agreement of Limited Partnership of Lehman Brothers Capital
                          Partners IV, L.P. (incorporated by reference to
                          Exhibit 10.30 to the Registrant's Annual Report on
                          Form 10-K for the fiscal year ended November 30, 1997)

         10.14            A description of the Lehman Brothers Supplemental Executive
                          Retirement Plan is contained under the caption "Pension
                          Benefits" on page 17 of the Proxy Statement and is
                          incorporated herein by reference.

         12 Computation in support of ratio of earnings to fixed charges, combined fixed charges and preferred dividends*

         13               The following portions of the Company's 2000 Annual Report to Stockholders, which are incorporated by reference herein:
                          "Management's Discussion and Analysis of Financial Condition
                          and Results of Operations", pages 37 - 52;* "Consolidated
                          Financial Statements", pages 53 - 87;* "Selected Financial
                          Data", page 88;* and "Other Stockholder Information",
                          page 96.*

         21               List of the Registrant's Subsidiaries*

         23               Consent of Ernst & Young LLP*

         24               Powers of Attorney*

------------------------

*   Filed herewith

+ Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c)

    (b) Reports on Form 8-K

        1.  Form 8-K dated September 20, 2000, Item 7

        2.  Form 8-K dated September 20, 2000, Items 5 and 7

           Financial Statements:

            Exhibit 99.2 Consolidated Statement of Income (Three Months Ended August 31, 2000) (Preliminary and Unaudited)

            Exhibit 99.3 Consolidated Statement of Income (Nine Months Ended August 31, 2000) (Preliminary and Unaudited)

            Exhibit 99.4 Segment Net Revenue Information (Three and Nine Months Ended August 31, 2000) (Preliminary and Unaudited)

            Exhibit 99.5 Selected Statistical Information (Preliminary and Unaudited)

        3.  Form 8-K dated November 14, 2000, Item 7

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       LEHMAN BROTHERS HOLDINGS INC.
                                                       (Registrant)
February 28, 2001

                                                       By:           /s/ JEFFREY A. WELIKSON
                                                            -----------------------------------------
                                                                       Jeffrey A. Welikson
                                                                          VICE PRESIDENT

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              SIGNATURES                                  TITLE                          DATE
              ----------                                  -----                          ----
       /s/ RICHARD S. FULD, JR.          Chief Executive Officer and Chairman of
    -------------------------------        the Board of Directors                  February 28, 2001
         Richard S. Fuld, Jr.              (principal executive officer)

                                         Chief Financial Officer and Senior
          /s/ DAVID GOLDFARB               Vice President
    -------------------------------        (principal financial and accounting     February 28, 2001
            David Goldfarb                 officer)

        /s/ MICHAEL L. AINSLIE
    -------------------------------      Director                                  February 28, 2001
          Michael L. Ainslie

           /s/ JOHN F. AKERS
    -------------------------------      Director                                  February 28, 2001
             John F. Akers

         /s/ ROGER S. BERLIND
    -------------------------------      Director                                  February 28, 2001
           Roger S. Berlind

       /s/ THOMAS H. CRUIKSHANK
    -------------------------------      Director                                  February 28, 2001
         Thomas H. Cruikshank

           /s/ HENRY KAUFMAN
    -------------------------------      Director                                  February 28, 2001
             Henry Kaufman

         /s/ JOHN D. MACOMBER
    -------------------------------      Director                                  February 28, 2001
           John D. Macomber

           /s/ DINA MERRILL
    -------------------------------      Director                                  February 28, 2001
             Dina Merrill

*By:        --------------------------
                Jeffrey A. Welikson                                                      FEBRUARY 28, 2001
                (ATTORNEY-IN-FACT)

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                                                                        PAGE
                                                              -------------------------
                                                              FORM 10-K   ANNUAL REPORT
                                                              ---------   -------------
FINANCIAL STATEMENTS
Report of Independent Auditors..............................                   53
Consolidated Statement of Income for the Twelve Months Ended                   54
  November 30, 2000, 1999, and 1998.........................
Consolidated Statement of Financial Condition at November                   55 - 56
  30, 2000
  and 1999..................................................
Consolidated Statement of Changes in Stockholders' Equity                   57 - 58
  for the
  Twelve Months Ended November 30, 2000, 1999, and 1998.....
Consolidated Statement of Cash Flows for the Twelve Months                     59
  Ended November 30, 2000, 1999, and 1998...................
Notes to Consolidated Financial Statements..................                61 - 87

FINANCIAL STATEMENT SCHEDULE
Schedule I--Condensed Financial Information of Registrant...     F-2

                                                                      SCHEDULE I

                         LEHMAN BROTHERS HOLDINGS INC.
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENT OF OPERATIONS
                             (PARENT COMPANY ONLY)
                                 (IN MILLIONS)

                                                                   TWELVE MONTHS ENDED
                                                                       NOVEMBER 30
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
Revenues
  Interest and dividends....................................   $2,667     $2,218     $2,254
  Principal transactions and other..........................      247       (128)      (114)
                                                               ------     ------     ------
    Total revenues..........................................    2,914      2,090      2,140
  Interest expense..........................................    2,813      2,200      2,252
                                                               ------     ------     ------
    Net revenues............................................      101       (110)      (112)
Equity in net income of subsidiaries........................    1,894      1,418        942
Non-interest expenses.......................................      455        350        270
                                                               ------     ------     ------
Income before taxes.........................................    1,540        958        560
  Benefit for income taxes..................................      235        174        176
                                                               ------     ------     ------
Net income..................................................   $1,775     $1,132     $  736
                                                               ======     ======     ======
Net income applicable to common stock.......................   $1,679     $1,037     $  649
                                                               ======     ======     ======

          See notes to condensed financial information of Registrant.

                                                                      SCHEDULE I

                         LEHMAN BROTHERS HOLDINGS INC.
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            CONDENSED BALANCE SHEET
                             (PARENT COMPANY ONLY)
                    (IN MILLIONS, EXCEPT FOR PER SHARE DATA)

                                                                  NOVEMBER 30
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
ASSETS
Cash and cash equivalents...................................  $   450    $ 1,481
Securities and other financial instruments owned............    7,512      8,569
Securities purchased under agreements to resell.............   16,113      8,434
Equity in net assets of subsidiaries........................    7,577      6,417
Accounts receivable and accrued interest....................      828        599
Due from subsidiaries.......................................   23,708     17,978
Other assets................................................    1,796      1,612
                                                              -------    -------
    Total assets............................................  $57,984    $45,090
                                                              =======    =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Commercial paper and short-term debt........................  $ 4,168    $ 2,580
Securities and other financial instruments sold but not yet
  purchased.................................................      244        220
Securities sold under agreements to repurchase..............    7,316      8,093
Accrued liabilities, due to subsidiaries and other
  payables..................................................    9,882      9,042
Senior notes................................................   27,511     17,940
Subordinated indebtedness...................................      932        932
                                                              -------    -------
    Total liabilities.......................................   50,053     38,807
                                                              -------    -------
Commitments and Contingencies
Preferred securities subject to mandatory redemption........      150
Stockholders' equity:
  Preferred stock...........................................      700        688
  Common stock, $0.10 par value; 300,000,000 shares
    authorized; Shares issued: 251,629,126 in 2000 and
    245,238,920 in 1999; Shares outstanding: 236,395,332 in
    2000 and 239,825,620 in 1999............................       25         25
  Additional paid-in capital................................    3,589      3,374
  Accumulated other comprehensive income (net of tax).......       (8)        (2)
  Retained earnings.........................................    3,713      2,094
  Other stockholders' equity, net...........................      597        254
  Common stock in treasury, at cost: 15,233,794 shares in
    2000 and 5,413,300 shares in 1999.......................     (835)      (150)
                                                              -------    -------
    Total stockholders' equity..............................    7,781      6,283
                                                              -------    -------
    Total liabilities and stockholders' equity..............  $57,984    $45,090
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

                                                                      SCHEDULE I

                         LEHMAN BROTHERS HOLDINGS INC.
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENT OF CASH FLOWS
                             (PARENT COMPANY ONLY)
                                 (IN MILLIONS)

                                                               TWELVE MONTHS ENDED NOVEMBER 30
                                                              ---------------------------------
                                                                2000        1999        1998
                                                              ---------   ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income..................................................   $ 1,775    $  1,132     $   736
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
  Equity in net income of subsidiaries......................    (2,031)     (1,203)       (942)
  Dividends received........................................       634         145         118
  Compensation payable in common stock......................       520         363         221
  Other adjustments.........................................      (746)         29         178
Net change in:
  Securities and other financial instruments owned..........     1,057       1,992      (1,810)
  Accounts receivable and accrued interest, due from
    subsidiaries and other assets...........................     2,734       4,580      (6,261)
  Securities and other financial instruments sold but not
    yet purchased...........................................        24         139         (41)
  Accrued liabilities, due to subsidiaries and other
    payables................................................       840       4,324       2,978
                                                               -------    --------     -------
    Net cash provided by (used in) operating activities.....     4,807      11,501      (4,823)
                                                               -------    --------     -------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of senior notes......................    10,020       5,843       8,298
Principal payments of senior notes..........................    (6,629)     (4,680)     (3,101)
Proceeds from issuance of subordinated indebtedness.........                   732
Payments for commercial paper and short-term debt, net......        81      (1,016)       (876)
Resale agreements net of repurchase agreements..............    (8,456)    (11,259)      2,160
Payments for repurchase of preferred stock..................       (88)       (220)        (50)
Payments for treasury stock purchases.......................    (1,203)       (256)       (411)
Dividends paid..............................................      (149)       (139)       (122)
Issuances of common stock...................................        99           8          61
Issuances of preferred stock................................       250                     444
                                                               -------    --------     -------
    Net cash provided by (used in) financing activities.....    (6,075)    (10,987)      6,403
                                                               -------    --------     -------
CASH FLOWS FROM INVESTING ACTIVITIES
Equity in net assets of subsidiaries........................        (7)       (280)       (451)
Capital distributions received..............................       244          95          23
                                                               -------    --------     -------
    Net cash provided by (used in) investing activities.....       237        (185)       (428)
                                                               -------    --------     -------
    Net change in cash and cash equivalents.................    (1,031)        329       1,152
Cash and cash equivalents, beginning of period..............     1,481       1,152
                                                               -------    --------     -------
    Cash and cash equivalents, end of period................   $   450    $  1,481     $ 1,152
                                                               =======    ========     =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (IN MILLIONS)

Interest paid totaled $2,151 in 2000, $2,177 in 1999 and $2,121 in 1998. Income taxes received totaled $418 in 2000, $332 in 1999 and $91 in 1998.

NON-CASH INVESTING AND FINANCING ACTIVITIES (IN MILLIONS)

Assets assumed from affiliate...............................  $8,185
Liabilities assumed from affiliate..........................   8,836

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

    Certain amounts reflect reclassifications to conform to the current period's presentation.

NOTE 2. LONG-TERM DEBT

                                                      U.S. DOLLAR         NON-U.S. DOLLAR         NOVEMBER 30
                                                  -------------------   -------------------   -------------------
                                                   FIXED     FLOATING    FIXED     FLOATING
(IN MILLIONS)                                       RATE       RATE       RATE       RATE       2000       1999
-------------                                     --------   --------   --------   --------   --------   --------
SENIOR NOTES
Maturing in Fiscal 2000.........................                                                         $ 4,929
Maturing in Fiscal 2001.........................  $ 1,336     $2,469     $  304     $  285    $ 4,394      2,201
Maturing in Fiscal 2002.........................    1,665      2,483        392        647      5,186      2,560
Maturing in Fiscal 2003.........................    2,265      1,501        626        418      4,810      2,709
Maturing in Fiscal 2004.........................    1,670        388        773        515      3,346      1,899
Maturing in Fiscal 2005.........................    2,217        515        120        669      3,521        227
December 1, 2005 and thereafter.................    5,519         46        558        131      6,254      3,415
                                                  -------     ------     ------     ------    -------    -------
  Senior Notes..................................   14,672      7,402      2,773      2,665     27,511     17,940
                                                  -------     ------     ------     ------    -------    -------
Subordinated Indebtedness
December 1, 2005 and thereafter.................      932                                         932        932
                                                  -------     ------     ------     ------    -------    -------
LONG-TERM DEBT..................................  $15,604     $7,402     $2,773     $2,665    $28,443    $18,872
                                                  =======     ======     ======     ======    =======    =======

    Of the Company's long-term debt outstanding as of November 30, 2000, $454 million is repayable prior to maturity at the option of the holder, at par value. These obligations are reflected in the above table at their put dates, which range from fiscal 2001 to fiscal 2002, rather than at their contractual maturities, which range from fiscal 2004 to fiscal 2015. In addition, $2,292 million of the Company's long-term debt is redeemable prior to maturity at the option of the Company under various terms and conditions. These obligations are reflected in the above table at their contractual maturity dates.

    As of November 30, 2000, the Company's U.S. dollar debt portfolio included approximately $677 million of debt for which the interest rates and/or redemption values have been linked to various indices including industry baskets of stocks or commodities. Generally, such rates are issued as floating rate notes or the interest rates on such index notes are effectively converted to floating rates based primarily on LIBOR through the use of interest rate and currency swaps.

    At November 30, 2000, Subordinated Indebtedness includes $710 million, which has been classified as "Preferred Securities subject to Mandatory Redemption" on the Company's Consolidated Statement of Financial Condition.

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

    At November 30, 2000 and November 30, 1999, the notional values of the Company's interest rate and currency swaps related to its long-term debt obligations were approximately $21.2 billion and $16.4 billion, respectively. In terms of notional amounts outstanding, these derivative products mature as follows:

                                                                                       NOVEMBER 30
                                                    U.S.     NON-U.S.    CROSS     -------------------
(IN MILLIONS)                                      DOLLAR     DOLLAR    CURRENCY     2000       1999
-------------                                     --------   --------   --------   --------   --------
Maturing in Fiscal 2000.........................                                              $ 4,616
Maturing in Fiscal 2001.........................  $ 1,958     $   61     $  500    $ 2,519      1,779
Maturing in Fiscal 2002.........................    2,621        404        422      3,447      1,934
Maturing in Fiscal 2003.........................    2,773        692         54      3,519      2,634
Maturing in Fiscal 2004.........................    1,741         62        765      2,568      1,947
Maturing in Fiscal 2005.........................    2,222         90        698      3,010        217
December 1, 2005 and thereafter.................    5,440        192        552      6,184      3,268
                                                  -------     ------     ------    -------    -------
Total...........................................  $16,755     $1,501     $2,991    $21,247    $16,395
                                                  =======     ======     ======    =======    =======
Weighted-average rate(1)
Receive rate....................................     7.27%      3.34%      5.20%      6.72%      6.71%
Pay rate........................................     7.48%      4.03%      7.48%      7.26%      6.36%

------------------------

(1) Weighted-average interest rates were calculated utilizing non-U.S. dollar interest rates, where applicable.

    The Company's end user derivative activities resulted in the following changes to the Company's mix of fixed and floating rate debt and effective weighted-average rates of interest:

                                                       NOVEMBER 30, 2000
                                     ------------------------------------------------------
                                         LONG-TERM DEBT            WEIGHTED-AVERAGE(1)
                                     -----------------------   ----------------------------
                                       BEFORE       AFTER                    EFFECTIVE RATE
                                        END          END       CONTRACTUAL     AFTER END
                                        USER         USER       INTEREST          USER
                                     ACTIVITIES   ACTIVITIES      RATE         ACTIVITIES
                                     ----------   ----------   -----------   --------------
USD Obligations
Fixed Rate.........................    $15,604      $ 1,104
Floating Rate......................      7,402       24,964
                                       -------      -------
                                        23,066       26,068
Non-USD Obligations................      5,437        2,375
                                       -------      -------        ----           ----
Total..............................    $28,443      $28,443        6.83%          7.23%
                                       =======      =======        ====           ====

                                                       NOVEMBER 30, 1999
                                     ------------------------------------------------------
                                         LONG-TERM DEBT            WEIGHTED-AVERAGE(1)
                                     -----------------------   ----------------------------
                                       BEFORE       AFTER                    EFFECTIVE RATE
                                        END          END       CONTRACTUAL     AFTER END
                                        USER         USER       INTEREST          USER
                                     ACTIVITIES   ACTIVITIES      RATE         ACTIVITIES
                                     ----------   ----------   -----------   --------------
USD Obligations
Fixed Rate.........................    $14,341      $ 1,102
Floating Rate......................      4,107       17,765
                                       -------      -------
                                        18,448       18,867
Non-USD Obligations................        424            5
                                       -------      -------        ----           ----
Total..............................    $18,872      $18,872        6.85%          6.52%
                                       =======      =======        ====           ====

------------------------

(1) Weighted-average interest rates were calculated utilizing non-US dollar interest rates, where applicable.

NOTE 3. DIVIDENDS

    Dividends and capital distributions declared to Holdings by its subsidiaries and affiliates were $878 million in 2000, $240 million in 1999 and $141 million in 1998.

NOTE 4. COMMITMENTS AND CONTINGENCIES

    The Company has guaranteed certain of its subsidiaries' unsecured lines of credit and other contractual obligations.