Form 10-K/A
period 2000-11-30
LEHMAN BROTHERS HOLDINGS INC
filed 2001-03-09
CIK 806085

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           --------------------------
                                   Form 10-K/A
                                 Amendment No. 1
                                   (Mark One)

                      |X| Annual Report Pursuant to Section
                          13 or 15(d) of the Securities
                       Exchange Act of 1934 For the fiscal
                          year ended November 30, 2000
                                       OR
                  |_| Transition Report Pursuant to Section 13
                   or 15(d) of the Securities Exchange Act of
                       1934 For the transition period from
                           __________ to ____________
                          Commission File Number 1-9466
                           ---------------------------
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


                                                                                      Name of each exchange
Title of each                                                                          on which registered
class
Common Stock, $.10 par value                                                           New York Stock Exchange
                                                                                       Pacific Exchange
Depositary Shares representing 5.94% Cumulative Preferred Stock, Series C              New York Stock Exchange
Depositary Shares representing 5.67% Cumulative Preferred Stock, Series D              New York Stock Exchange
Depositary Shares representing Fixed/Adjustable Rate Cumulative Preferred Stock,
Series E                                                                               New York Stock Exchange
8% Trust Preferred Securities, Series I, of Subsidiary Trust (and Registrant's
guarantee thereof)                                                                     New York Stock Exchange
7.875% Trust Preferred Securities, Series J, of Subsidiary Trust (and
Registrant's guarantee thereof)                                                        New York Stock Exchange
Dow Jones Internet Index Stock Upside Note Securities Due 2004                         American Stock Exchange
10 Uncommon Values Index Basket Adjusting Structured Equity Securities Notes Due       American Stock Exchange
2004
10 Uncommon Values Index Basket Adjusting Structured Equity Securities Notes           American Stock Exchange
Series B Due 2004
10 Uncommon Values Index Basket Adjusting Structured Equity Securities Notes Due
2003                                                                                   American Stock Exchange
10  Uncommon  Values  Index  Structured  Equity Securities  Notes  Due 2001            American Stock Exchange
Notes due  November  14,
2007-Performance  Linked to Marsh & McLennan Companies,  Inc. (MMC) Common Stock       American Stock Exchange
Notes due November 14, 2007-Performance Linked to Pfizer Inc. (PFE) Common Stock       American Stock Exchange
8 3/4% Notes Due 2002                                                                  New York Stock Exchange
8.30% Quarterly Income Capital  Securities Series A, Due December 31, 2035             New York Stock Exchange


 Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X|: No |_|
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|:
     The aggregate market value of the voting and nonvoting common equity held by non-affiliates of the Registrant at February 12, 2001, was approximately $19,891,400,000. For purposes of this information, the outstanding shares of common stock owned by directors of the Registrant were deemed to be shares of common stock held by affiliates. As of February 12, 2001, 250,170,237 shares of the Registrant's Common Stock, $.10 par value per share, were issued and outstanding.


                         DOCUMENTS INCORPORATED BY REFERENCE:
(1) Lehman Brothers Holdings Inc. 2000 Annual Report to Stockholders (the "2000 Annual Report")-Incorporated in part in Parts I,
    II and IV.
(2) Lehman Brothers Holdings Inc. Definitive Proxy Statement for its 2001 Annual Meeting of Stockholders (the "Proxy Statement")-Incorporated in part in Part III.

On February 28, 2001, Lehman Brothers Holdings Inc. filed with the Securities and Exchange Commission its Annual Report on Form 10-K for the fiscal year ended November 30, 2000 (the "2000 Form 10-K"). This Amendment No. 1 to the 2000 Form 10-K has been filed solely to submit a portion of Exhibit 13 inadvertently omitted from such 2000 Form 10-K as filed:

         The  following   portion  of  the  Company's   2000  Annual  Report  to
         Stockholders,   which  is  incorporated  by  reference  herein:  "Other
         Stockholder Information", page 96.

                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)       3. Exhibits:

   Exhibit
     No.
--------------

     3.1 Restated Certificate of Incorporation of the Registrant dated May 27, 1994 (incorporated by reference to Exhibit 3.1 to the Registrant's Transition Report on Form 10-K for the eleven months ended November 30, 1994)
     3.2 Certificate of Designations with respect to the Registrant's 5.94% Cumulative Preferred Stock, Series C (incorporated by reference to
          Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the Commission on May 13, 1998)
     3.3 Certificate of Designations with respect to the Registrant's 5.67% Cumulative Preferred Stock, Series D (incorporated by reference to
          Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed with the Commission on July 23, 1998)
     3.4 Certificate of Designations with respect to the Registrant's Fixed/Adjustable Rate Cumulative Preferred Stock, Series E (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed with the Commission on March 30, 2000)
     3.5 By-Laws of the Registrant, amended as of March 26, 1997 (incorporated by reference to Exhibit 3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997)
     4.1 Standard multiple series indenture provisions with respect to the senior and subordinated debt securities (incorporated by reference to
          Exhibit 4(a) to Post-Effective Amendment No. 1 to the Registrant's Registration Statement on Form S-3 (Reg. No. 33-16141))
     4.2 Indenture with respect to the senior debt securities (incorporated by reference to Exhibit 4(b) to Post-Effective Amendment No. 1 to the Registrant's Registration Statement on Form S-3 (Reg. No. 33-16141))
     4.3 First Supplemental Indenture with respect to the senior debt securities (incorporated by reference to Exhibit 4(m) to the Registrant's Registration Statement on Form S-3 (Reg. No. 33-25797))
     4.4 Second Supplemental Indenture with respect to the senior debt securities (incorporated by reference to Exhibit 4(e) to the Registrant's Registration Statement on Form S-3 (Reg. No. 33-49062))
     4.5 Third Supplemental Indenture with respect to the senior debt securities (incorporated by reference to Exhibit 4(f) to the Registrant's Registration Statement on Form S-3 (Reg. No. 33-46146))
     4.6 Fourth Supplemental Indenture with respect to the senior debt securities (incorporated by reference to Exhibit 4(f) to Registrant's Registration Statement on Form 8-A filed with the SEC on October 7,
          1993)
     4.7 Fifth Supplemental Indenture with respect to the senior debt securities (incorporated by reference to Exhibit 4(h) to Post-Effective Amendment No. 1 to the Registrant's Registration Statement on Form S-3 (Reg. No. 33-56615))
     4.8 Sixth Supplemental Indenture with respect to the senior debt securities (incorporated by reference to Exhibit 4(h) to the Registrant's Registration Statement on Form S-3 (No. 333-38227))
     4.9 The other instruments defining the rights of holders of the long-term debt securities of the Registrant and its subsidiaries are omitted pursuant to section (b)(4)(iii)(A) of Item 601 of Regulation S-K. The Registrant hereby agrees to furnish copies of these instruments to the Securities and Exchange Commission upon request.
     10.1 Agreement of Tenants-In-Common by and among American Express Company, American Express Bank Ltd., American Express Travel Related Services Company, Inc., Shearson Lehman Brothers Inc., Shearson Lehman Government Securities, Inc. and Shearson Lehman Commercial Paper Incorporated (incorporated by reference to Exhibit 10.1 to the Registrant's Transition Report on Form 10-K for the eleven months ended November 30, 1994)

   Exhibit
     No.
--------------

   10.2 Tax Allocation Agreement between Shearson Lehman Brothers Holdings Inc. and American Express Company (incorporated by reference to
          Exhibit 10.2 to the Registrant's Transition Report on Form 10-K for the eleven months ended November 30, 1994)
   10.3+ Lehman Brothers Inc. Executive and Select Employees Plan (incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form S-1 (Reg. No. 33-12976))
   10.4+ Lehman Brothers Holdings Inc. Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.11 to the Registrant's Registration Statement on Form S-1 (Reg. No. 33-12976))
   10.5 Amended and Restated Agreements of Limited Partnership of Shearson Lehman Hutton Capital Partners II (incorporated by reference to
          Exhibit 10.48 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1988)
   10.6+ Lehman Brothers Holdings Inc. 1994 Management Ownership Plan (incorporated by reference to Exhibit 10.25 to the Registrant's Registration Statement on Form S-1 (Reg. No. 33-52977))
   10.7+ Lehman Brothers Holdings Inc. 1996 Management Ownership Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended August 31, 1996)
   10.8+ Lehman Brothers Holdings Inc. Short-Term Executive Compensation Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended August 31, 1996)
   10.9+ Lehman Brothers Holdings Inc. 1996 Short-Term Executive Compensation Plan (incorporated by reference to Exhibit 10.26 to the Registrant's Registration Statement on Form S-1 (Reg. No. 33-52977))
   10.10 Option Agreement, dated May 27, 1994, by and among American Express Company, American Express Bank Ltd., American Express Travel Related Services Company, Inc., Lehman Brothers Inc., Lehman Government Securities, Inc. and Lehman Commercial Paper Incorporated
          (incorporated by reference to Exhibit 10.31 to the Registrant's Transition Report Form 10-K for the Eleven Months ended November 30,
          1994)
   10.11+ Lehman  Brothers  Holdings  Inc. Cash Award Plan.  (incorporated  by reference to Exhibit 10.36 to the Registrant's Transition Report on Form 10-K for the Eleven Months ended November 30, 1994)
   10.12 Amended and Restated Agreement of Limited Partnership of Lehman Brothers Capital Partners III, L.P. (incorporated by reference to
          Exhibit 10.27 to the Registrant's Annual Report on Form 10-K for the fiscal year ended November 30, 1995)
   10.13 Agreement of Limited Partnership of Lehman Brothers Capital Partners IV, L.P. (incorporated by reference to Exhibit 10.30 to the Registrant's Annual Report on Form 10-K for the fiscal year ended November 30, 1997)
   10.14 A description of the Lehman Brothers Supplemental Executive Retirement Plan is contained under the caption "Pension Benefits" on page 17 of the Proxy Statement and is incorporated herein by reference.
   12 Computation in support of ratio of earnings to fixed charges, combined fixed charges and preferred dividends (previously filed)
   13 The following portions of the Company's 2000 Annual Report to Stockholders, which are incorporated by reference herein:
                 "Management's   Discussion  and  Analysis  of  Financial
                  Condition  and  Results  of  Operations", pages 37 -52
                 (previously filed);
                 "Consolidated Financial Statements", pages 53 -87 (previously filed);
                 "Selected Financial Data", page 88 (previously filed);
                 and "Other Stockholder Information", page 96 (filed herewith)*.
   21   List of the Registrant's Subsidiaries (previously filed)
   23   Consent of Ernst & Young LLP (previously filed)
   24   Powers of Attorney (previously filed)
------------------------------

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

                                  LEHMAN BROTHERS HOLDINGS INC.
                                  (Registrant)

 March 9, 2001                    By:             /s/ JEFFREY A. WELIKSON
                                                      Jeffrey A. Welikson
                                                        Vice President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signatures                                           Title                      Date

                   *                    Chief Executive Officer and Chairman of    March 9, 2001
--------------------------------------- the Board of Directors (principal
         Richard S. Fuld, Jr.           executive officer)


                   *                    Chief Financial Officer and Senior         March 9, 2001
--------------------------------------- Vice President (principal financial and
            David Goldfarb              accounting officer)


                   *                    Director                                   March 9, 2001
---------------------------------------
          Michael L. Ainslie

                   *                    Director                                   March 9, 2001
---------------------------------------
             John F. Akers

                   *                    Director                                   March 9, 2001
---------------------------------------
           Roger S. Berlind

                   *                    Director                                   March 9, 2001
---------------------------------------
         Thomas H. Cruikshank

                   *                    Director                                   March 9, 2001
---------------------------------------
             Henry Kaufman

                   *                    Director                                   March 9, 2001
---------------------------------------
           John D. Macomber

                   *                    Director                                   March 9, 2001
---------------------------------------
             Dina Merrill


  *By:      /s/ JEFFREY A. WELIKSON                                                 March 9, 2001
        -------------------------------
              Jeffrey A. Welikson
              (Attorney-in-Fact)

                                       4

                              EXHIBIT INDEX

   Exhibit
     No.
-------------

     13   The  following   portion  of  the  Company's  2000  Annual  Report  to
          Stockholders, which is incorporated by reference herein:

            "Other Stockholder Information", page 96

                                                   EXHIBIT 13 (in part)


Other Stockholder Information



Common Stock
Ticker Symbol: LEH
The common stock of Lehman Brothers Holdings Inc. is listed on the New York Stock Exchange and on the Pacific Exchange. As of January 30, 2001, there were 22,554 holders of record of the Company's common stock. On January 31, 2001, the last reported sales price of Lehman Brothers' common stock was $82.28.

Annual Meeting
Lehman Brothers' annual meeting of stockholders will be held on Tuesday, April 3, 2001 at 10:30 a.m. at 3 World Financial Center, 26th Floor, 200 Vesey Street, New York, New York 10285.

Dividends
Effective January 2001, Lehman Brothers' Board of Directors increased the fiscal 2001 dividend rate to $0.28 per common share from an annual dividend rate of $0.22 per share in fiscal 2000. The dividend rate reflects Lehman Brothers' two-for-one stock split on October 20, 2000. Dividends on the Company's common stock are generally payable, following declaration by the Board of Directors, on the last business day of February, May, August and November.

Registrar and Transfer Agent for
Common Stock
Questions regarding dividends, transfer requirements, lost certificates, changes of address, direct deposit of dividends, the direct purchase and dividend reinvestment plan, or other inquiries should be directed to:

The Bank of New York
Shareholders Services Department
P.O. Box 11258
Church Street Station
New York, New York 10286-1258
Telephone: (800) 824-5707 (U.S.)
(610) 312-5303 (non.U.S.)
E-mail:shareowner-svcs@bankofny.com
Website: http://www.stockbny.com

Direct Purchase and Dividend
Reinvestment Plan
Lehman Brothers' Direct Purchase and Dividend Reinvestment Plan provides both existing stockholders and first-time investors with an alternative means of purchasing the Company's stock. The plan has no minimum stock ownership requirements for eligibility and enrollment. Plan participants may reinvest all or a portion of cash dividends and/or make optional cash purchases up to a maximum of $175,000 per year without incurring commissions or service charges. Additional information and enrollment forms can be obtained from the Company's Transfer Agent listed above.

Annual Report and Form 10-K
Lehman Brothers will make available upon request copies of this Annual Report and the Annual Report on Form 10-K as filed with the Securities and Exchange Commission. Requests may be directed to:

Jeffrey A. Welikson
Corporate Secretary
Lehman Brothers Holdings Inc.
1 World Financial Center, 27th Floor
New York, New York 10281
Telephone: (646) 836-2250

Independent Auditors
Ernst & Young LLP
787 Seventh Avenue
New York, New York 10019
Telephone: (212) 773-3000

Investor Relations
(212) 526-8381

Media Relations
(212) 526-4379

Website Address
http://www.lehman.com


PRICE RANGE OF COMMON STOCK

          Three months ended
          2000                                        1999

          Nov. 30    Aug. 31    May 31     Feb. 29    Nov. 30   Aug. 31    May 31     Feb. 28
High      $80.0000   $72.5117   $51.7188   $47.5000   $41.9375  $31.2813   $33.7500   $29.9375
Low       $49.5000   $40.8125   $36.2500   $31.0625   $26.6563  $24.1250   $25.0313   $20.4375

96