Form 10-Q
period 2001-02-28
LEHMAN BROTHERS HOLDINGS INC
filed 2001-04-16
CIK 806085

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark one)

     |X|         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 2001

                                       OR

     |_|         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                 (212) 526-7000
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of March 31, 2001, 246,491,672 shares of the Registrant's Common Stock, par value $0.10 per share, were outstanding.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES

                                    FORM 10-Q

                     FOR THE QUARTER ENDED FEBRUARY 28, 2001

                                      INDEX


Part I.                 FINANCIAL INFORMATION                          Page
                                                                       Number

Item 1. Financial Statements - (unaudited)

Consolidated Statement of Income -
Three Months Ended
February 28, 2001 and February 29, 2000..............................        3

Consolidated Statement of Financial Condition -
February 28, 2001 and November 30, 2000..............................        4

Consolidated Statement of Cash Flows -
Three Months Ended
February 28, 2001 and February 29, 2000..............................        6

Notes to Consolidated Financial Statements...........................        8

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations...............       15

Part II.                 OTHER INFORMATION

Item 1.   Legal Proceedings..........................................        27

Item 4.   Submission of Matters to a Vote of Security Holders.........       28

Item 6.   Exhibits and Reports on Form 8-K............................       29

   Signature     .....................................................       31

   EXHIBIT INDEX .....................................................       32

   Exhibits

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES

                         PART I - FINANCIAL INFORMATION

ITEM 1.                    Financial Statements

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                        CONSOLIDATED STATEMENT of INCOME
                                   (Unaudited)
                                  (In millions)


                                                    Three months ended
                                           -------------------------------------
                                             February 28          February 29
                                                2001                 2000
                                           ----------------     ----------------

 Revenues
      Principal transactions                       $   998        $ 1,114
      Investment banking                               483            602
      Commissions                                      278            229
      Interest and dividends                         4,981          4,313
      Other                                             12             82
                                                  ----------   -------------
          Total revenues                             6,752          6,340
 Interest expense                                    4,869          4,138
                                                  ------------ ---------------
          Net revenues                               1,883          2,202
                                                  ------------ ---------------
 Non-interest expenses
      Compensation and benefits                        960          1,145
      Technology and communications                    112             84
      Brokerage and clearance                           77             58
      Business development                              50             35
      Professional fees                                 47             32
      Occupancy                                         41             30
      Other                                             23             24
                                                  ------------ ---------------
          Total non-interest expenses                1,310          1,408
                                                  ------------ ---------------
 Income from operations before taxes and
   dividends on trust preferred securities             573            794
      Provision for income taxes                       172            239
      Dividends on trust preferred securities           14             14
                                                  ------------ ---------------
 Net income                                         $  387        $   541
                                                  ============ ===============
 Net income applicable to common stock              $  375        $   482
                                                  ============ ===============



 Earnings per common share
      Basic                                         $  1.52       $  1.96
                                                  ============ ===============
      Diluted                                       $  1.39       $  1.84
                                                  ============ ===============





                    See notes to consolidated financial statements.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                  CONSOLIDATED STATEMENT of FINANCIAL CONDITION
                                   (Unaudited)
                                  (In millions)


                                                                                   February 28            November 30
                                                                                      2001                   2000
                                                                                ------------------     ------------------
ASSETS
Cash and cash equivalents                                                         $    2,535             $     5,160

Cash and securities segregated and on deposit for regulatory and
  other purposes                                                                       3,288                   2,434

Securities and other financial instruments owned:
     Governments and agencies                                                         29,320                  27,381
     Mortgages and mortgage-backed                                                    29,049                  24,670
     Corporate equities                                                               24,583                  24,042
     Corporate debt and other                                                         17,634                  16,098
     Derivatives and other contractual agreements                                     12,154                   9,583
     Certificates of deposit and other money market instruments                        1,676                   3,433
                                                                                ------------------     ------------------
                                                                                     114,416                 105,207
                                                                                ------------------     ------------------

Collateralized short-term agreements:
     Securities purchased under agreements to resell                                  80,521                  81,242
     Securities borrowed                                                              18,801                  17,618

Receivables:
     Brokers, dealers and clearing organizations                                       2,969                   1,662
     Customers                                                                         9,636                   7,585
     Others                                                                            1,145                   1,135

Property, equipment and leasehold improvements (net of
  accumulated depreciation and amortization of $865 in 2001and
  $855 in 2000)
                                                                                         755                     671

Other assets                                                                           2,044                    1,826

Excess of cost over fair value of net assets acquired (net of
  accumulated amortization of $141 in 2001 and $138 in 2000)                             177                      180
                                                                                ------------------     ------------------

     Total assets                                                                  $ 236,287               $ 224,720
                                                                                ==================     ==================

                See notes to consolidated financial statements.
                                       4

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
            CONSOLIDATED STATEMENT of FINANCIAL CONDITION - (Continued)
                                   (Unaudited)
                        (In millions, except share data)



                                                                                         February 28           November 30
                                                                                             2001                 2000
                                                                                       -----------------    ------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Commercial paper and short-term debt                                                     $   4,871            $    5,800
Securities and other financial instruments sold but not yet purchased:
     Governments and agencies                                                               14,801                14,998
     Corporate equities                                                                     13,441                 6,623
     Derivatives and other contractual agreements                                           10,765                 8,568
     Corporate debt and other                                                                5,749                 5,096
                                                                                       -----------------    ------------------
                                                                                            44,756                35,285
                                                                                       -----------------    ------------------
Collateralized short-term financing:
     Securities sold under agreements to repurchase                                        106,895               110,225
     Securities loaned                                                                      10,139                 7,242
Payables:
     Brokers, dealers and clearing organizations                                             2,126                 1,922
     Customers                                                                              14,237                11,637
Accrued liabilities and other payables                                                       8,494                 8,735
Long-term debt:
     Senior notes                                                                           33,374                32,106
     Subordinated indebtedness                                                               2,938                 3,127
                                                                                       -----------------    ------------------
         Total liabilities                                                                 227,830               216,079
                                                                                       -----------------    ------------------

Commitments and contingencies

Preferred securities subject to mandatory redemption                                           710                   860

STOCKHOLDERS' EQUITY
Preferred stock                                                                                 700                  700
Common stock, $0.10 par value; 300,000,000 shares authorized;
  Shares issued:  253,647,415 in 2001 and 251,629,126 in 2000;
  Shares outstanding:  247,321,056 in 2001 and 236,395,332 in 2000                              25                    25
Additional paid-in capital                                                                   3,059                 3,589
Accumulated other comprehensive income (net of tax)                                            (10)                   (8)
Retained earnings                                                                            4,069                 3,713
Other stockholders' equity, net                                                                312                   597
Common stock in treasury, at cost:  6,326,359 shares in 2001 and
  15,233,794 shares in 2000                                                                   (408)                 (835)
                                                                                      -----------------     ------------------

         Total stockholders' equity                                                           7,747                7,781
                                                                                       -----------------    ------------------

         Total liabilities and stockholders' equity                                        $236,287             $224,720
                                                                                       =================    ==================

             See notes to consolidated financial statements.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                      CONSOLIDATED STATEMENT of CASH FLOWS
                                   (Unaudited)
                                  (In millions)



                                                                                            Three months ended
                                                                                   --------------------------------------
                                                                                     February 28           February 29
                                                                                         2001                 2000
                                                                                   -----------------     ----------------
CASH FLOWS FROM OPERATING ACTIVITES
Net income                                                                               $ 387           $       541
Adjustments to reconcile net income to net cash provided by
 operating activities:
     Depreciation and amortization                                                          38                    24
     Compensation payable in common stock                                                  127                    77
     Other adjustments                                                                      17                    12
Net change in:
     Cash and securities segregated                                                       (854)               (1,188)
     Securities and other financial instruments owned                                   (8,377)               (3,509)
     Securities borrowed                                                                (1,183)               (4,542)
     Receivables from brokers, dealers and clearing organizations                       (1,307)                  181
     Receivables from customers                                                         (2,051)                 (520)
     Securities and other financial instruments sold but not yet
     purchased                                                                           9,471                12,268
     Securities loaned                                                                   2,897                   380
     Payables to brokers, dealers and clearing organizations                               204                   470
     Payables to customers                                                               2,600                 1,810
     Accrued liabilities and other payables                                               (249)                1,208
     Other operating assets and liabilities, net                                          (128)                 (213)
                                                                                   -----------------     ----------------


         Net cash provided by operating activities                                     $ 1,592               $ 6,999
                                                                                   -----------------     ----------------


             See notes to consolidated financial statements.
                                       6

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                CONSOLIDATED STATEMENT of CASH FLOWS (Continued)
                                   (Unaudited)
                                  (In millions)

                                                                                            Three months ended
                                                                                   -------------------------------------
                                                                                     February 28          February 29
                                                                                        2001                 2000
                                                                                   ----------------     ----------------
CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from issuances of senior notes                                                $ 2,485              $ 3,776
Principal payments of senior notes                                                      (2,059)              (1,914)
Principal payments of sub debt                                                            (194)                   -
Net payments from commercial paper and short-term debt                                    (929)                 349
Resale agreements net of repurchase agreements                                          (2,609)             (11,317)
Payments for treasury stock purchases                                                     (679)                (112)
Dividends paid                                                                             (30)                 (73)
Issuances of common stock                                                                   26                    -
Redemption of preferred stock                                                             (100)                 (88)
Issuances of trust preferred securities, net of issuance costs
                                                                                   ----------------     ----------------
       Net cash used in financing activities                                            (4,089)              (9,379)
                                                                                   ----------------     ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, equipment and leasehold improvements                               (128)                 (17)
                                                                                   ----------------     ----------------
       Net cash used in investing activities                                              (128)                 (17)
                                                                                   ----------------     ----------------
       Net change in cash and cash equivalents                                          (2,625)              (2,397)
                                                                                   ----------------     ----------------
Cash and cash equivalents, beginning of period                                           5,160                5,186
                                                                                   ----------------     ----------------

       Cash and cash equivalents, end of period                                        $ 2,535              $ 2,789
                                                                                   ================     ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (in millions)

Interest paid totaled $5,006 and $4,226 for the three months ended February 28, 2001 and February 29, 2000, respectively. Income taxes paid totaled $137 and $59 for the three months ended February 28, 2001 and February 29, 2000, respectively.


                See notes to consolidated financial statements.
                                       7

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS




1.       Basis of Presentation:

The consolidated financial statements include the accounts of Lehman Brothers Holdings Inc. ("Holdings") and subsidiaries (collectively, the "Company" or "Lehman Brothers"). Lehman Brothers is one of the leading global investment banks serving institutional, corporate, government and high-net-worth individual clients and customers. The Company's worldwide headquarters in New York and regional headquarters in London and Tokyo are complemented by offices in additional locations in North America, Europe, the Middle East, Latin America and the Asia Pacific Region. The Company is engaged primarily in providing financial services. The principal U.S. subsidiary of Holdings is Lehman Brothers Inc. ("LBI"), a registered broker-dealer. All material intercompany accounts and transactions have been eliminated in consolidation. The Company's financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC") with respect to the Form 10-Q and reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Pursuant to such rules and regulations, certain footnote disclosures which are normally required under generally accepted accounting principles have been omitted. It is recommended that these consolidated financial statements be read in conjunction with the audited consolidated financial statements incorporated by reference in the Company's Annual Report on Form 10-K for the twelve months ended November 30, 2000 (the "Form 10-K"). The Consolidated Statement of Financial Condition at November 30, 2000 was derived from the audited financial statements.

The nature of the Company's business is such that the results of any interim period may vary significantly from quarter to quarter and may not be indicative of the results to be expected for the fiscal year. Certain prior period amounts reflect reclassifications to conform to the current period's presentation.

2.       Long-Term Debt:

During the three months ended February 28, 2001, the Company issued $2,485 million of long-term debt (all of which were senior notes). Of the total issuances during the period, $1,028 million were U.S. dollar fixed rate, $714 million were U.S. dollar floating rate, $11 million were foreign currency denominated fixed rate, and $733 million were foreign currency denominated floating rate. These issuances were primarily utilized to refinance current maturities of long-term debt in 2001 and to increase total capital (stockholders' equity, long-term debt and preferred securities subject to mandatory redemption).

The Company's floating rate new issuances contain contractual interest rates based primarily on London Interbank Offered Rates ("LIBOR"). All of the Company's fixed rate new issuances were effectively converted to floating rate obligations through the use of interest rate swaps. Of the foreign denominated new issuances totaling $744 million, $477 million were effectively swapped to U.S. Dollars, with the remainder match funding foreign currency denominated capital needs.

The Company had $2,253 million of long-term debt mature during the three months ended February 28, 2001.

3.       Capital Requirements:

The Company operates globally through a network of subsidiaries, with several being subject to regulatory requirements. In the United States, LBI, as a registered broker-dealer, is subject to SEC Rule 15c3-1, the Net Capital Rule, which requires LBI to maintain net capital of not less than the greater of 2% of aggregate debit items arising from customer transactions, as defined, or 4% of funds required to be segregated for customers' regulated commodity accounts, as defined. At February 28, 2001, LBI's regulatory net capital, as defined, of $2,038 million exceeded the minimum requirement by $1,895 million.

Lehman Brothers International (Europe) ("LBIE"), a United Kingdom registered broker-dealer and subsidiary of Holdings, is subject to the capital requirements of the Securities and Futures Authority ("SFA") of the United Kingdom. Financial resources, as defined, must exceed the total financial resources requirement of the SFA. At February 28, 2001, LBIE's financial resources of approximately $2,361 million exceeded the minimum requirement by approximately $544 million. Lehman Brothers Japan Inc.'s Tokyo branch, a regulated broker-dealer, is subject to the capital requirements of the Financial Services Agency and at February 28, 2001, had net capital of approximately $348 million which was approximately $105 million in excess of the specified levels required. Lehman Brothers Bank, FSB (the "Bank"), the Company's thrift subsidiary is regulated by the Office of Thrift Supervision ("OTS"). The Bank exceeds all regulatory capital requirements and is considered well capitalized by the OTS. Certain other non-U.S.
subsidiaries are subject to various securities, commodities and banking regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. At February 28, 2001, these other subsidiaries were in compliance with their applicable local capital adequacy requirements. In addition, the Company's "AAA" rated derivatives subsidiaries, Lehman Brothers Financial Products Inc. ("LBFP") and Lehman Brothers Derivative Products Inc. ("LBDP"), have established certain capital and operating restrictions which are reviewed by various rating agencies. At February 28, 2001, LBFP and LBDP each had capital which exceeded the requirement of the most stringent rating agency by approximately $51 million and $25 million, respectively.

The regulatory rules referred to above, and certain covenants contained in various debt agreements may restrict Holdings' ability to withdraw capital from its regulated subsidiaries, which in turn could limit its ability to pay dividends to shareholders.

4.       Derivative Financial Instruments:

Effective December 1, 2000, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which requires that all derivative instruments be reported on the consolidated statement of financial condition at fair value and establishes criteria for designation and effectiveness of hedging relationships. The adoption of SFAS No. 133 did not have a material effect on the Company's consolidated statement of financial condition or the results of operations.

Most of the Company's derivative transactions are entered into for trading related activities for which the adoption of SFAS No. 133 had no accounting impact. The Company's trading related derivative activities are marked-to-market through earnings as a component of Principal Transactions revenues. The Company also utilizes derivatives for non-trading purposes as an end user to modify the market risk exposures of certain assets and liabilities. In this regard, the Company primarily enters into fair value hedges utilizing interest rate swaps to convert a substantial portion of the Company's fixed rate long-term debt and certain term fixed rate secured financing activities to a floating interest rate. The ineffective portion of the fair value hedges were included in "Interest Expense" on the consolidated statement of income and were immaterial for the three months ended February 28, 2001.

Market or fair value for trading-related instruments is generally determined by either quoted market prices (for exchange-traded futures and options) or pricing models (for over-the-counter swaps, forwards and options). Pricing models utilize a series of market inputs to determine the present value of future cash flows, with adjustments, as required for credit risk and liquidity risk. Further valuation adjustments may be recorded, as deemed appropriate for new or complex products or for positions with significant concentrations. These adjustments are integral components of the mark-to-market process. Credit-related valuation adjustments represent estimates of expected losses which incorporate business and economic conditions, historical experience, concentrations, and the character, quality and performance of credit sensitive financial instruments.

Unrealized gains and losses on derivative contracts are recorded on a net basis in the Consolidated Statement of Financial Condition for those transactions with counterparties executed under a legally enforceable master netting agreement and are netted across products when such provisions are stated in the master netting agreement. Listed in the following table is the fair value of the Company's trading-related derivative activities. Assets and liabilities represent net unrealized gains (amounts receivable from counterparties) and net unrealized losses (amounts payable to counterparties), respectively.

                                                                   Fair Value*                        Fair Value*
                                                                February 28, 2001                  November 30, 2000
                                                         --------------------------------- ----------------------------------
(in millions)                                               Assets          Liabilities       Assets           Liabilities
-------------------------------------------------------- -------------- -- --------------- -------------- --- ---------------
Interest rate and currency swaps and options
  (including caps, collars and floors)                     $   6,004            $ 4,711        $ 4,349           $   3,390
Foreign exchange forward contracts and
  options                                                      1,195              1,401            902               1,361
Other fixed income securities contracts
  (including options and TBAs)                                   387                350            496                 418
Equity contracts (including equity swaps,
   warrants and options)                                       4,568              4,303          3,836               3,399
                                                         -------------- -- --------------- -------------- --- ---------------

         Total                                              $ 12,154           $ 10,765        $ 9,583             $ 8,568
                                                         -------------- -- --------------- -------------- --- ---------------

*    Amounts  represent  carrying  value  (exclusive of  collateral)  and do not
     include   receivables  or  payables  related  to  exchange-traded   futures
     contracts.

Assets included in the table above represent the Company's net receivable/payable for derivative financial instruments before consideration of collateral. Included within the $12,154 million fair value of assets at February 28, 2001 was $10,348 million related to swaps and other OTC contracts and $1,806 million related to exchange-traded option and warrant contracts. Included within the $9,583 million fair value of assets at November 30, 2000 was $8,643 million related to swaps and other OTC contracts and $940 million related to exchange-traded option and warrant contracts.

With respect to OTC contracts, including swaps, the Company views its net credit exposure to be $7,566 million at February 28, 2001, representing the fair value of the Company's OTC contracts in an unrealized gain position, after consideration of collateral. Presented below is an analysis of the Company's net credit exposure at February 28, 2001 for OTC contracts based upon actual ratings made by external rating agencies or by equivalent ratings established and utilized by the Company's Credit Risk Management Department.




   Counterparty              S&P/Moody's                 Net Credit
   Risk Rating               Equivalent                   Exposure
   -----------               ----------                   --------
        1                      AAA/Aaa                      18%
        2                 AA-/Aa3 or higher                 29%
        3                  A-/A3 or higher                  31%
        4                BBB-/Baa3 or higher                15%
        5                 BB-/Ba3 or higher                  6%
        6                  B+/B1 or lower                    1%

The Company is also subject to credit risk related to its exchange-traded derivative contracts. Exchange-traded contracts, including futures and certain options, are transacted directly on the exchange. To protect against the potential for a default, all exchange clearinghouses impose net capital requirements for their membership. Additionally, exchange clearinghouses require counterparties to futures contracts to post margin upon the origination of all contracts and for any changes in the market value of the contracts on a daily basis (certain foreign exchanges provide for settlement within three days). Therefore, the potential for losses from exchange-traded products is limited.

For a further discussion of the Company's derivative related activities, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations - Off-Balance Sheet Financial Instruments and Derivatives" and Notes 1 and 12 to the Consolidated Financial Statements, incorporated by reference in the Form 10-K.

5.       Other Commitments and Contingencies:

In connection with its financing activities, the Company had outstanding commitments under certain lending arrangements of approximately $3.2 billion at February 28, 2001 and November 30, 2000. These commitments require borrowers to provide acceptable collateral, as defined in the agreements, when amounts are drawn under the lending facilities. Advances made under the above lending arrangements are typically at variable interest rates and generally provide for over-collateralization based upon the borrowers' creditworthiness.

In addition, the Company, through its high grade and high yield sales, trading and underwriting activities, makes commitments to extend credit in loan syndication transactions and then participates out a significant portion of these commitments. The Company had lending commitments to high grade borrowers of $5.4 billion and $4.4 billion at February 28, 2001 and November 30, 2000, respectively. In addition, lending commitments to high yield borrowers totaled $1.1 billion and $1.3 billion at February 28, 2001 and November 30, 2000, respectively. All of these commitments and any related draw downs of these facilities are typically secured against the borrowers' assets, have fixed maturity dates, and are generally contingent upon certain representations, warranties and contractual conditions applicable to the borrower. Total commitments are not indicative of actual risk or funding requirements, as the commitments may not be drawn or fully utilized, and the Company will continue to syndicate and/or sell these commitments.

At February 28, 2001 and November 30, 2000, the Company had commitments to invest up to $609 million and $357 million, respectively, directly and through partnerships in private equity related investments. These commitments will be funded as required through the end of the respective investment periods, principally expiring in 2004.

In the normal course of its business, the Company has been named a defendant in a number of lawsuits and other legal proceedings. Although there can be no assurances as to the ultimate outcome, the Company has denied, or believes it has a meritorious defense and will deny, liability in all significant cases pending against it, and intends to defend vigorously each such case, and based on information currently available and established reserves, the Company believes that the eventual outcome of the actions against it will not, in the aggregate, have a material adverse effect on the consolidated financial position or results of operations of the Company.

As a leading global investment bank, risk is an inherent part of all of the Company's businesses and activities. The extent to which the Company properly and effectively identifies, assesses, monitors and manages each of the various types of risks involved in its trading (including derivatives), brokerage, and investment banking activities is critical to the success and profitability of the Company. The principal types of risks involved in the Company's activities are market risk, credit or counterparty risk and transaction risk. Management has developed a control infrastructure throughout the Company to monitor and manage these risks on a global basis. For further discussion of these matters, refer to Note 14 to the Consolidated Financial Statements, incorporated by reference in the Form 10-K.

6.       Segments

The Company operates in three segments: Investment Banking, Capital Markets and Client Services.

The Investment Banking Division provides advice to corporate, institutional and government clients throughout the world on mergers, acquisitions and other financial matters. The Division also raises capital for clients by underwriting public and private offerings of debt and equity securities.

The Capital Markets Division includes the Company's institutional sales, trading, research and financing activities in equity and fixed income cash and derivatives products. Through the Division, the Company is a global market-maker in numerous equity and fixed income products, including U.S., European and Asian equities, government and agency securities, money market products, corporate high grade, high yield and emerging market securities, mortgage- and asset-backed securities, municipal securities, bank loans, foreign exchange and derivatives products. The Division also includes the Company's risk arbitrage and secured financing businesses, as well as, realized and unrealized gains and losses related to the Company's direct private equity investments. The financing business manages the Company's equity and fixed income matched book activities, supplies secured financing to institutional clients and customers, and provides secured funding for the Company's inventory of equity and fixed income products.

Client Services revenues reflect earnings from the Company's private client and private equity businesses. Private client revenues reflect the Company's high-net-worth retail customer flow activities as well as asset management fees earned from these clients. Private equity revenues include the management and incentive fees earned in the Company's role as general partner for twenty-four private equity partnerships.

Certain prior period segment information has been reclassified to conform to the current period presentation.

The Company's segment information for the first quarter of 2001 and 2000 is presented below and was developed consistent with the accounting policies used to prepare the Company's consolidated financial statements.

 (in millions)                         Investment             Capital             Client

                                         Banking              Markets            Services                Total
                                    ------------------     --------------    -----------------     ------------------
February 28, 2001

Net revenue                                     $ 471            $ 1,208             $ 204                   $ 1,883
                                    ==================     ==============    =================     ==================
Earnings before taxes (1)                        $ 75              $ 451            $   47                     $ 573
                                    ==================     ==============    =================     ==================
Segment assets (billions)                        $1.4            $ 226.8            $  8.1                   $ 236.3
                                    ==================     ==============    =================     ==================

February 29, 2000

Net revenue                                     $ 593            $ 1,339             $ 270                   $ 2,202
                                    ==================     ==============    =================     ==================
Earnings before taxes (1)                       $ 179              $ 506             $ 109                     $ 794
                                    ==================     ==============    =================     ==================

Segment assets (billions)                        $0.8            $ 204.9            $  8.2                   $ 213.9
                                    ==================     ==============    =================     ==================

(1)      And before dividends on preferred securities.

The following are net revenues by geographic region:

                                  February 28           February 29
(in millions)                        2001                   2000
                               ------------------    -------------------

Americas                             $ 1,232               $ 1,245
Europe                                   519                   704
Asia Pacific and other                   132                   253
                               ------------------    -------------------

      Total                          $ 1,883               $ 2,202
                               ==================    ===================

The following information describes the Company's methods of allocating consolidated net revenues to geographic regions. Net revenues, if syndicate, trading or sales related, have been distributed based upon the location where the primary or secondary position was fundamentally risk managed; if fee-related, by the location of the senior coverage banker. In addition, certain revenues associated with domestic products and services which resulted from relationships with international clients and customers have been reclassified as international revenues using an allocation consistent with the Company's internal reporting.

7.       Incentive Plans:

In February of 2001, the Company transferred 16.0 million shares of its common stock held in treasury into the RSU Trust. The RSU Trust is included in the Consolidated Statement of Financial Condition as a component of other stockholders' equity. The transfer had no impact on the total stockholders' equity of the Company, as the decrease in treasury stock was offset by a corresponding decrease in additional paid-in capital and other stockholders' equity. At February 28, 2001 and November 30, 2000, 57.5 million and 42.4 million outstanding shares, respectively, were held in the RSU Trust.

8.  Earnings Per Common Share:

Earnings per share was calculated as follows (in millions, except for per share data):


                                                                                                Three Months Ended
                                                                                       --------------------------------------
                                                                                         February 28          February 29
                                                                                             2001                 2000
 Numerator:
   Net income                                                                               $387                 $541
   Preferred stock dividends                                                                 (12)                 (59)
                                                                                       -----------------    -----------------
   Numerator for basic earnings per share-income available to common
     stockholders                                                                            375                  482
   Convertible preferred stock dividends                                                       -                    2
                                                                                       -----------------    -----------------
   Numerator for diluted earnings per share-income available to common
     stock-holders (adjusted for assumed conversion of  preferred stock)                    $375                 $484
                                                                                       =================    =================
Denominator:
Denominator for basic earnings per share - weighted-average shares                         246.2                246.1
Effect of dilutive securities:
   Employee stock options                                                                   17.3                  9.8
   Employee restricted stock units                                                           7.2                  4.1
   Preferred shares assumed converted into common                                              -                  2.4
                                                                                       -----------------    -----------------
Dilutive potential common shares                                                            24.5                 16.3
                                                                                       -----------------    -----------------
   Denominator for diluted earnings per share - adjusted weighted-average
        shares                                                                              270.7                262.4
                                                                                       =================    =================

Basic earnings per share                                                                    $1.52                $1.96
                                                                                       =================    =================

Diluted earnings per share                                                                  $1.39                $1.84
                                                                                       =================    =================

For February 29, 2000, Convertible Voting Preferred shares were convertible into common shares at a conversion price of approximately $61.50 per share. However, for purposes of calculating diluted earnings per share, preferred shares were assumed to be converted into common shares when basic earnings per share exceeds preferred dividends per share obtainable upon conversion (approximately $0.77 on a quarterly basis). During December 2000, the Company redeemed all outstanding Convertible Voting Preferred shares.

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

The marketplace uncertainties experienced in the second half of 2000 continued into the first quarter of 2001 as slower consumer spending and recessionary fears resulted in generally weak market conditions. In response to these conditions and to stimulate growth, the Federal Reserve lowered interest rates during the first week of January by half of a percentage point and by a further half of a percentage point during the last week of January. Subsequent to quarter-end, interest rates were again lowered an additional half of a percentage point on March 20, 2001.


In U.S. equity markets, weak earnings reported by corporations across most market sectors led to significantly lower returns during the fiscal first quarter of 2001 when compared to the same period a year ago. The Standard & Poor's 500 Index was down 9% from the end of the fiscal first quarter of 2000 and 6% from the end of fiscal year 2000. The NASDAQ experienced even greater volatility, closing the fiscal first quarter of 2001 at its lowest level in 26 months, down 54% from a year ago and 17% from November 30, 2000.


Internationally, world markets experienced the same slowing of growth as well as intervention by the major regional central banks. The Bank of England cut interest rates during the period by a quarter of a percentage point, the first reduction in almost two years. In addition, the Bank of Japan cut key interest rates at the end of February 2001 in response to continued slow growth and a declining stock market, which closed the quarter at a 28-month low.

Global equity new issuances felt the impact of the market downturns during the quarter. Only nine initial public offerings ("IPO") were priced during the quarter, the lowest number in almost 10 years. IPO proceeds for the fiscal first quarter of 2001 were $3.9 billion, with two deals accounting for more than 75% of the amount, according to Thomson Financial Securities Data Corp. ("TFSD"). This compares with 57 companies that raised $7.5 billion during the same period a year ago.

U.S. fixed income markets were strong during the fiscal first quarter of 2001, as falling stock markets and lower interest rates led investors to interest rate based and credit sensitive products. Yields on all U.S. Treasury maturities, which move inversely to price, were at or near two-year lows. Credit spreads generally tightened during the quarter. Spreads at first widened during the quarter, then narrowed across most sectors as the quarter progressed, even as higher defaults loomed.

European fixed income market activity experienced mixed trading conditions during the first fiscal quarter of 2001. Markets began the quarter weak as credit spreads widened on continued market weakness but rebounded later in the quarter as the European economy experienced much steadier growth than the U.S. and Japan. Although analysts predicted the European Central Bank (ECB) would reduce rates during the first quarter, no action was actually taken, as Europe's economy was steady and inflation remained above the ECB's short-term target of 2%.

Global debt new issuances were very strong during the quarter. Activity was bolstered by the Federal Reserve's aggressive rate cuts, as absolute interest rates for borrowing companies were very attractive.

Reflecting this improving market, investment grade debt new issuances and high yield new issuances for the quarter were up 16% and 19%, respectively, versus prior year first quarter activity.

The value of merger and acquisition advisory "deal completions" increased during the fiscal first quarter of 2001 when compared to the same period a year ago. These results did not reflect the significant deterioration that occurred in the marketplace for "deal announcements" during the quarter. The value of worldwide announced mergers and acquisitions fell 57% from the year-earlier period, according to TFSD, primarily as a result of the deteriorating equity markets.










--------------------------------------------------------------------------------
Some of the statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations, including those relating to the Company's strategy and other statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as "expects," "anticipates," "intends," "plans," "believes," "estimates" and similar expressions, are forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934. These statements are not historical facts but instead represent only the Company's expectations, estimates and projections regarding future events. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict, which may include market, credit or counterparty, liquidity, legal and operational risks. Market risks include changes in interest and foreign exchange rates and securities valuations, global economic and political trends and industry competition. The Company's actual results and financial condition may differ, perhaps materially, from the anticipated results and financial condition in any such forward-looking statements. The Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Results of Operations
For the Three Months Ended February 28, 2001 and February 29, 2000

The Company reported net income of $387 million for the quarter ended February 28, 2001, representing a decrease of 29% from record net income of $541 million for the quarter ended February 29, 2000. Earnings per common share (diluted) was $1.39 for the first quarter of 2001 compared to $1.84 for the first quarter of 2000. Net revenues of $1,883 million represented the Company's 3rd highest quarterly revenues ever reported.

The Company believes these results are relatively strong, given the very difficult market environment experienced during the quarter, and demonstrates the growing breadth of the franchise. During the first quarter of 2001, the Company continued to selectively grow its high margin investment banking and equities businesses through increased headcount and product offerings. In addition, through the Company's continued emphasis on expense discipline, non-personnel expenses increased only 4% compared to the fourth quarter of 2000 versus an 11% in net revenues over the same period.

The Company is segregated into the following three business segments (each of which is described below): Investment Banking, Capital Markets and Client Services. Each segment represents a group of activities and products with similar characteristics. These business activities result in revenues from both institutional and high-net-worth retail clients which are recognized across the different revenue categories contained in the Company's Consolidated Statement of Income. (Net revenues by segment also contain certain internal allocations, including funding costs, which are centrally managed.)

Three Months Ended February 28, 2001 and February 29, 2000


(in millions)                             Net Revenues
                                             for the
                                       Three Months Ended
                                ----------------------------------
                                    Feb 28             Feb 29
                                      2001               2000
                                ---------------    ---------------
Investment Banking               $    471            $    593
Capital Markets                     1,208               1,339
Client Services                       204                 270
                                ---------------    ---------------
Total                             $ 1,883             $ 2,202
                                ===============    ===============

The following discussion provides an analysis of the Company's net revenues for the periods above.

Investment Banking This segment's net revenues result from fees earned by the Company for underwriting public and private offerings of fixed income and equity securities, and advising clients on merger and acquisition activities and other services.

Investment Banking's net revenues decreased 21% during the Investment Banking Net Revenues first quarter to $471 million from $593 million in the first quarter of 2000, reflecting the weak market conditions for equity origination, partially offset by stronger fixed income underwriting activity.


Equity origination revenues were significantly down compared to the year-ago period, consistent with an overall decline in common stock underwriting in the global marketplace as a result of the deterioration in the equity markets.

            Investment Banking Net Revenues
 ----------------------- ------------------------------
 (in millions)                Three Months Ended
                          February 28     February 29
                              2001           2000
 ----------------------- --------------- --------------

 Equity Underwriting         $ 105           $ 261
 Debt Underwriting             183             153
 Merger and Acqui-
   sition Advisory             183             179

 ----------------------- --------------- --------------
                             $ 471           $ 593
 ----------------------- --------------- --------------


Much of the equity capital raised during the quarter was in the form of convertible securities, which is a more conservative investment class and generally carries smaller underwriting fees. However, the benefits of the Company's growth strategy in investment banking and equities were evidenced by a higher global equity origination volume share which increased during the quarter.

Debt underwriting revenues totaled $183 million for the first quarter of 2001, a 20% increase over the prior year's comparable period as fees from high grade and high yield originations were both up compared to last year's first quarter. Fixed income origination benefited this quarter from the actions of the Federal Reserve, tightening credit and swap spreads, a steepening of the yield curve to a more normal shape and issuers' move to raise lower-coupon long-term debt to replace some of their short-term debt. In addition, contributing to these results was the increase in the Company's global market share for high yield underwriting, which grew significantly as compared to full year 2000, from 5.0% for calendar-year 2000 to 7.2% for the fiscal first quarter of 2001, combined with a 19% increase in market volume during the period, according to TFSD.

Merger and acquisition advisory revenues for the first quarter of 2001 were $183 million, up slightly versus the first quarter of 2000. Contributing to these results were record European merger and acquisition advisory revenues, which more than doubled from last year's first quarter, reflecting the success of the Company's growth initiative in this region.

Capital Markets This segment's net revenues reflect institutional flow activities and secondary trading and financing activities related to fixed income and equity products. These products include a wide range of cash, derivative, secured financing and structured instruments.

Capital Markets' net revenues were $1,208 million for the first quarter of 2001, down 10% from the first quarter of 2000. Excluding a $150 million realized gain from a single private equity related principal investment during the first quarter of 2000 net revenues increased slightly, during a quarter which experienced volatile markets and a broad devaluation of equity securities.

                 Capital Market Net Revenues
   ---------------------- ---------------------------------
   (in millions)                 Three Months Ended
                           February 28      February 29
                              2001             2000
   ---------------------- -------------- ------------------
   Equities                $    685       $    868
   Fixed Income                 523            471

   ---------------------- -------------- ------------------
                            $ 1,208        $ 1,339
   ---------------------- -------------- ------------------

The overall consistency of Capital Markets' revenues during these difficult market conditions demonstrates the strength of the Company's institutional "customer flow" business. This customer flow business provides the Company with a relatively stable form of revenues as customers rebalance their portfolio across market cycles with the full array of capital market products that are provided by the Company.


Net revenues from the equity component of Capital Markets were $685 million in the first quarter of 2001, relatively unchanged from the first quarter of 2000, after adjusting first quarter 2000 results for the private equity gain described above. Despite significant declines in the major market indices, the Company's institutional market volumes were up versus the year-ago period. This activity led to strong returns from equity cash businesses both in the U.S. and Europe, convertible securities and equity derivative activities.

Net revenues from the fixed income component of Capital Markets increased 11% from the first quarter of 2000 as the yield curve began to return to a more normal slope and credit spreads tightened. Increases were driven by improved institutional flow in credit products, particularly high grade and high yield bonds, and municipals. Given the heightened level of global uncertainty, foreign exchange revenues from customer flow activities also increased.

Client Services Client Services net revenues reflect earnings from the Company's private client and private equity businesses. Private client net revenues reflect the Company's high-net-worth retail customer flow activities as well as asset management fees. Private equity net revenues include the management and incentive fees earned in the Company's role as general partner for twenty-four private equity partnerships.

Client Services' net revenues were $204 million in the first quarter of 2001 compared to $270 million in the first quarter of 2000. Excluding a special performance-based asset management fee of $73 million, from the year-ago period, Client Services' results improved slightly as the Company's high-net-worth retail sales force had its strongest production quarter ever.

                Client Service Net Revenues

     (in millions)                 Three Months Ended
                             February 28      February 29
                                2001             2000
     ---------------------- -------------- ------------------
     Private Client             $ 192          $ 260
     Private Equity                12             10

     ---------------------- -------------- ------------------
                                $ 204          $ 270
     ---------------------- -------------- ------------------

Non-Interest Expenses Non-interest expenses were $1,310 million for the first quarter of 2001 compared to $1,408 million for the first quarter of 2000. Compensation and benefits expense as a percentage of net revenues decreased to 51.0% for the quarter compared to the prior year first quarter of 52.0%. The compensation accrual percentage is consistent with the Company's fiscal 2000 level and reflects the Company's continued expansion of its investment banking, equities and European franchises. Nonpersonnel expenses were $350 million for the first quarter of 2001, $338 million for the fourth quarter of 2000 and $263 million for the first quarter of 2000. The increase in nonpersonnel expenses from the first quarter of 2000 is consistent with a 32% increase in headcount and also reflects the Company's continued investment in technology. Compared to the fiscal fourth quarter of 2000, nonpersonnel expenses grew by only 4% as revenues increased by 11%.

Income Taxes The Company's income tax provision was $172 million for the first quarter of 2001 versus $239 million for the first quarter of 2000. The effective tax rate was 30% for the first quarter of 2001, unchanged from the first quarter of 2000.

Liquidity, Funding and Capital Resources

Liquidity Risk Management Liquidity risk management is of critical importance to the Company, providing a framework which seeks to ensure that the Company maintains sufficient liquid financial resources to continually fund its balance sheet and meet all of its funding obligations in all market environments. The Company's liquidity framework has been structured so that even in a severe liquidity event the balance sheet does not have to be reduced purely for liquidity reasons (although we may choose to do so for risk reasons). This allows the Company to continue to maintain its customer franchise and debt ratings during a liquidity event.

The  Company's  liquidity  management  philosophy   incorporates  the  following
principles:

o Liquidity providers are credit and market sensitive. Consequently, firms must be in a state of constant liquidity readiness.

o Firms should not rely on asset sales to generate cash or believe that they can increase unsecured borrowings or funding efficiencies in a liquidity crisis.

o During a liquidity event, certain secured lenders may require higher quality collateral. Firms must therefore not over-estimate the availability of secured financing, and must fully integrate their secured and unsecured funding strategies.

o A firm's legal entity structure may constrain liquidity. Regulatory requirements can restrict the flow of funds between regulated and unregulated group entities and this must be accounted for in liquidity planning.

The Company's  Funding  Framework  incorporates  these  principles and mitigates
liquidity  risk  whenever   possible.   This  Framework   comprises  four  major
components:

(1) The Cash Capital Model - which evaluates the amount of long-term liabilities - with remaining maturities of over one year - that are required to fund the Company.

(2) The Reliable Secured Funding Model - which forecasts the reliable sources of overnight secured funding available to the Company.

(3) The Maximum Cumulative Outflow - which estimates the size of the added liquidity requirement necessary to fund contingent cash outflows expected from a stress environment.

(4) The Contingency Funding Plan - which represents a detailed action plan to manage a stress liquidity event within the Company.

For further discussion of these principles refer to the Liquidity, Funding and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations incorporated by reference in the Form 10-K.

As a consequence of implementing its Funding Framework, the Company has generally shifted to longer-term funding over the past several years. As a result, the Company has reduced its reliance on short-term unsecured debt, which represents only 3% of adjusted total assets and less than 12% of total debt.

Total Capital Total Capital (defined as long-term debt, preferred securities subject to mandatory redemption and stockholders' equity) was $44.8 billion at February 28, 2001 compared to $43.9 billion at November 30, 2000. The net increase in Total Capital resulted from a net increase in long-term debt, the retention of earnings, and amortization associated with RSU awards. These were partially offset by repurchases of common stock (to fund restricted stock units and option awards) and the redemption of the Cumulative Convertible Voting Preferred Stock for $150 million.

                                                      February 28                            November 30
(in millions)                                            2001                                   2000
---------------------------------------- -------------------------------------- -------------------------------
Long-term Debt

    Senior Notes                                      $ 33,374                                 $ 32,106
    Subordinated Indebtedness                            2,938                                    3,127
                                                      --------                                 --------

                                                        36,312                                   35,233

Preferred Securities                                       710                                      860

Stockholders' Equity

    Preferred Equity                                       700                                      700
    Common Equity                                        7,047                                    7,081
                                                      --------                                 --------

                                                         7,747                                    7,781
---------------------------------------- -------------------------------------- --------------------------------------

Total Capital                                         $ 44,769                                 $ 43,874
---------------------------------------- -------------------------------------- --------------------------------------

During the first quarter of 2001, the Company issued $2.5 billion in long-term debt, which was $200 million in excess of maturing debt. Long-term debt increased to $36.3 billion at February 28, 2001 from $35.2 billion at November 30, 2000, with a weighted-average maturity of 3.9 years at February 28, 2001 and
3.8 years at November 30, 2000.


Back-Up Credit Facilities Holdings maintains a Revolving Credit Agreement (the "Credit Agreement") with a syndicate of banks. Under the terms of the Credit Agreement, the banks have committed to provide up to $2 billion (at quarter end) for up to 364 days. Any loans outstanding on the commitment termination date may be extended for up to an additional year at the option of Holdings. The Credit Agreement contains covenants that require, among other things, that the Company maintain a specified level of tangible net worth. Subsequent to quarter end, the Company elected to reduce the committed amount under the Credit Agreement to $1 billion. The reduction reflects the Company's belief that its liquidity position is stronger as a result of the implementation of the Funding Framework, and the Company's desire to utilize its credit in forms that are more suitable to its needs.

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

Balance Sheet The Company's total assets increased to $236.3 billion at February 28, 2001 from $224.7 billion at November 30, 2000. The Company's adjusted total assets, defined as total assets less the lower of securities purchased under agreements to resell or securities sold under agreements to repurchase, were $155.8 billion at February 28, 2001 compared to $143.5 billion at November 30, 2000. The Company believes adjusted total assets is a more effective measure of evaluating balance sheet usage when comparing companies in the securities industry. The increase in adjusted total assets reflects higher levels of securities owned associated with increased customer flow activities across the Capital Markets businesses.

The Company's balance sheet consists primarily of cash and cash equivalents, securities and other financial instruments owned, and collateralized short-term financing agreements. The liquid nature of these assets provides the Company with flexibility in financing and managing its business. The majority of these assets are funded on a secured basis through collateralized short-term financing agreements.

Financial Leverage Balance sheet leverage ratios are one measure used to evaluate the capital adequacy of a company. Leverage ratios are commonly calculated using either total assets or adjusted total assets divided by total stockholders' equity and preferred securities subject to mandatory redemption. The Company believes that the adjusted leverage ratio is a more effective measure of financial risk when comparing companies in the securities industry. The Company's adjusted leverage ratio based on adjusted total assets was 18.4x and 16.6x as of February 28, 2001 and November 30, 2000, respectively. Consistent with maintaining a single A credit rating, the Company targets an adjusted leverage ratio of approximately 20.0x. The Company operated below this level at February 28, 2001 due to the sub-optimal market environment during the quarter. Due to the nature of the Company's sales and trading activities, the overall size of the Company's balance sheet fluctuates from time to time and at specific points in time may be higher than the fiscal quarter ends or the quarterly average.

Credit Ratings

The Company, like other companies in the securities industry, relies on external sources to finance a significant portion of its day-to-day operations. The Company's access to and cost of funding is generally dependent upon its short- and long- term debt ratings. As of February 28, 2001 the short- and long-term debt ratings of Holdings and LBI were as follows:

                                                         Holdings                                  LBI
                                            -----------------------------------     -----------------------------------
                                              Short-term         Long-term            Short-term       Long-term**
------------------------------------------- ---------------- ------------------ --- --------------- -------------------
Fitch IBCA, Inc.                                  F-1                A                   F-1               A/A-
Moody's                                           P-1               A2                   P-1              A1*/A2
Standard & Poor's Corp.                           A-1                A                   A-1              A+*/A

Thomson BankWatch                                TBW-1               A                  TBW-1              A+/A


*   Provisional ratings on shelf registration
** Senior/subordinated

Other

The  Company  underwrites,  trades,  invests  and makes  markets  in high  yield corporate debt securities. The Company also syndicates, trades and invests in loans to below investment grade-rated companies. For purposes of this discussion, high yield debt instruments are defined as securities or loans to companies rated BB+ or lower, or equivalent ratings by recognized credit rating agencies, as well as non-rated securities or loans which, in the opinion of management, are non-investment grade. Non-investment grade securities generally involve greater risks than investment grade securities due to the issuer's creditworthiness and the liquidity of the market for such securities. In addition, these issuers have higher levels of indebtedness, resulting in an increased sensitivity to adverse economic conditions. The Company recognizes these risks and aims to reduce market and credit risk through the diversification of its products and counterparties. High yield debt instruments are carried at fair value, and unrealized gains or losses for these securities are recognized in the Company's Consolidated Statement of Income. Such instruments at February 28, 2001 and November 30, 2000 included long positions with an aggregate market value of approximately $3.6 billion and $3.5 billion, respectively, and short positions with an aggregate market value of approximately $840 million and $745 million, respectively. The Company mitigates its aggregate and single-issuer net exposure through the use of derivatives, sole-recourse securitization financing and other financial instruments.

Additional information about the Company's high yield securities and lending activities, including related commitments, can be found in Note 5 to the Consolidated Financial Statements (Other Commitments and Contingencies).

The Company has investments in twenty-four private equity partnerships, for which the Company acts as general partner, as well as related direct investments. At February 28, 2001, the Company's private equity related investments were $838 million. The Company's policy is to carry its investments, including the appreciation of its general partnership interests, at fair value based upon the Company's assessment of the underlying investments. Additional information about the Company's private equity activities, including related commitments, can be found in Note 5 to the Consolidated Financial Statements (Other Commitments and Contingencies).

For a discussion of the Company's use of derivative instruments and the risks related thereto, see Note 4 to the Consolidated Financial Statements (Derivative Financial Instruments) and the Off-Balance Sheet Financial Instruments and Derivatives section of Management's Discussion and Analysis of Financial Condition and Results of Operations incorporated by reference in the Form 10-K.

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

Overall risk management policy is established by a Risk Management Committee (the "Committee") comprised of the Chief Executive Officer, the Global Risk Manager, the Chief Financial Officer, the Chief Administrative Officer, and the Heads of Capital Markets and Investment Banking. The Committee brings together senior management with the sole intent of discussing risk-related issues and provides an effective forum for managing risk at the highest levels within the Company. The Committee meets on a monthly basis, or more frequently if required, to discuss, among other matters, significant market exposures, concentrations of positions (e.g., counterparty, market risk), potential new transactions or positions and risk limit exceptions.

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

Market Risk Market risk represents the potential change in value of a portfolio of financial instruments due to changes in market rates, prices and volatilities. Market risk management also is an essential component of the Company's overall risk management framework. The Market Risk Management Department ("MRM Department") has global responsibility for implementing the Company's overall market risk management framework. It is responsible for the preparation and dissemination of risk reports, developing and implementing the firmwide Risk Management Guidelines and evaluating adherence to these guidelines. These guidelines provide a clear framework for risk management decision-making. To that end the MRM Department identifies and quantifies risk exposures, develops limits, and reports and monitors these risks with respect to the approved limits. The identification of material market risks inherent in positions includes, but is not limited to, interest rate, equity and foreign exchange risk exposures. In addition to these risks, the MRM Department also evaluates liquidity risks, credit and sovereign concentrations.

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

Market risk is present in cash products, derivatives, and contingent claim structures that exhibit linear as well as non-linear profit and loss sensitivity. The Company's exposure to market risk varies in accordance with the volume of client-driven market-making transactions, the size of the Company's proprietary and arbitrage positions and the volatility of financial instruments traded. The Company seeks to mitigate, whenever possible, excess market risk exposures through the use of futures and option contracts and offsetting cash market instruments.

The Company participates globally in interest rate, equity, and foreign exchange markets. The Company's Fixed Income division has a broadly diversified market presence in U.S. and foreign government bond trading, emerging market securities, corporate debt (investment and non-investment grade), money market instruments, mortgages and mortgage-backed securities, asset-backed securities, municipal bonds, and interest rate derivatives. The Company's Equities division facilitates domestic and foreign trading in equity instruments, indices and related derivatives. The Company's foreign exchange businesses are involved in trading currencies on a spot and forward basis as well as through derivative products and contracts.

The Company incurs short-term interest rate risk when facilitating the orderly flow of customer transactions through the maintenance of government and high-grade corporate bond inventories. Market-making in high yield instruments exposes the Company to additional risk due to potential variations in credit spreads. Trading in international markets exposes the Company to spread risk between the term structure of interest rates in differing countries. Mortgages and mortgage-related securities are subject to prepayment risk and changes in the level of interest rates. Trading in derivatives and structured products exposes the Company to changes in the level and volatility of interest rates. The Company actively manages interest rate risk through the use of interest rate futures, options, swaps, forwards and offsetting cash market instruments. Inventory holdings, concentrations and agings are monitored closely and used by management to selectively hedge or liquidate undesirable exposures.

The Company is a significant intermediary in the global equity markets through its market-making in U.S. and non-U.S. equity securities, including common stock, convertible debt, exchange-traded and OTC equity options, equity swaps and warrants. These activities expose the Company to market risk as a result of price and volatility changes in its equity inventory. Inventory holdings are also subject to market risk resulting from concentrations and liquidity that may adversely impact market valuation. Equity market risk is actively managed through the use of index futures, exchange-traded and OTC options, swaps and cash instruments.

The Company enters into foreign exchange transactions in order to facilitate the purchase and sale of non-dollar instruments, including equity and interest rate securities. The Company is exposed to foreign exchange risk on its holdings of non-dollar assets and liabilities. The Company is active in many foreign exchange markets and has exposure to the euro, Japanese yen, British pound, Swiss franc, and Canadian dollar as well as a variety of developed and emerging market currencies. The Company hedges its risk exposures primarily through the use of currency forwards, swaps, futures and options.

Value at Risk For purposes of Securities and Exchange Commission ("SEC") risk disclosure requirements, the Company discloses an entity-wide value-at-risk for virtually all of its trading activities. In general, value-at-risk measures the potential loss of revenues at a given confidence level over a specified time horizon. Value-at-risk over a one-day holding period measured at a 95% confidence level implies that potential loss of daily trading revenue will be at least as large as the value-at-risk amount on one out of every 20 trading days.

The Company's methodology estimates a reporting day value-at-risk using actual daily trading revenues over the previous 250 trading days. This estimate is measured as the loss, relative to the median daily trading revenue. The Company also estimates an average value-at-risk measure over 250 rolling reporting days, thus looking back a total 500 trading days.

Average value-at-risk computed in this manner was $22.2 million and $20.8 million for the periods ended February 28, 2001 and November 30, 2000, respectively. Value-at-risk at February 28, 2001 and November 30, 2000 was $24.7 million and $23.7 million, respectively.

Value-at-risk is one measurement of potential loss in trading revenues that may result from adverse market movements over a specified period of time with a selected likelihood of occurrence. As with all measures of value-at-risk, the Company's estimate has substantial limitations due to its reliance on historical performance, which is not necessarily a predictor of the future. Consequently, this value-at-risk estimate is only one of a number of tools the Company utilizes in its daily risk management activities.

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

New Accounting Developments


In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a replacement of FASB No. 125" ("SFAS 140"). SFAS 140 carries over the fundamental control premise of SFAS No. 125, which requires an entity to recognize only assets it controls and to derecognize assets only when control has been surrendered. SFAS 140 amends the control framework of SFAS 125 by revising the criteria to be used for evaluating whether a financial asset is controlled and providing new criteria necessary to meet the definition of a Qualifying Special Purpose Entity ("QSPE"). A QSPE is a limited-purpose vehicle often used for asset securitizations.


SFAS 140 will also change the accounting for collateral. SFAS 140 will no longer require entities to recognize controlled collateral as an asset on the balance sheet. Rather, SFAS 140 will require entities to separately classify financial assets owned and pledged. SFAS 140 also requires new disclosures for collateral and retained interests in securitizations.


SFAS 140 has multiple effective dates. The accounting for new transfers of financial assets will begin March 31, 2001 unless grandfathering provisions have been met. The new collateral accounting rules will be effective for the Company as of November 30, 2001. The adoption of SFAS 140 is not expected to have a material impact to the Company's financial position or results of operations.

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

McNamara et al. v. Bre-X Minerals Ltd. et al. (Reported in Holdings' 2000 Annual Report on Form 10-K)

     On March 30, 2001, the Court filed a Memorandum Opinion and Order, dismissing the claims against LBI with prejudice.

Harold Gillet, et al. v. Goldman Sachs & Co., et al.; Yakov Prager, et al. v. Goldman, Sachs & Co., et al.; David Holzman, et al. v. Goldman, Sachs & Co., et al. (Reported in Holdings' 2000 Annual Report on Form 10-K)

     On March 15, 2001, another related class action was filed in the United States District Court for the Southern District of New York. That case, captioned Equalnet Communications Corp. v. Goldman Sachs Group, Inc., et al., is brought by a bankrupt issuer of securities. The complaint in Equalnet names over 25 underwriter defendants, including LBI, and is substantially identical to the Gillet complaint.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES

                           PART II - OTHER INFORMATION


ITEM 4   Submission of Matters to a Vote of Security Holders

At the annual meeting of stockholders of the Company held on April 3, 2001, the following matters were submitted to a vote of security holders:

     A) A proposal was submitted for the election of all Class II Directors. The results for the nominees were: Roger S. Berlind - 223,925,117 votes for, 3,529,591 votes withheld; and Dina Merrill - 223,809,774 votes for, 3,644,934 votes withheld. Mr. Berlind and Ms. Merrill were elected to serve until the Annual Meeting in 2004 and until a successor is elected and qualified.

     B) A proposal was submitted for the ratification of the Company's selection of Ernst & Young LLP as the Company's independent auditors for the 2001 fiscal year. The results were 226,094,088 votes for, 237,395 against and 1,123,225 abstaining, and the proposal was adopted.

     C) A proposal was submitted for the adoption of an amendment to the Company's Restated Certificate of Incorporation to increase the aggregate number of authorized shares of Common Stock, par value $0.10 per share, from 300 million to 600 million. The results were 211,106,018 votes for, 14,969,185 against and 1,379,505 abstaining, and the proposal was adopted.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES

                           PART II - OTHER INFORMATION


ITEM 6   Exhibits and Reports on Form 8-K

(a)      Exhibits:

         The following exhibits are filed as part of this Quarterly Report, or where indicated, were heretofore filed and are hereby incorporated by reference:

          3.1 Restated Certificate of Incorporation of the Registrant dated May 27, 1994 (Incorporated by reference to Exhibit 3.1 to the Registrant's Transition Report on Form 10-K for the eleven months ended November 30, 1994)

          3.2 Certificate of Designations with respect to the Registrant's 5.94% Cumulative Preferred Stock, Series C (Incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the Commission on May 13, 1998)

          3.3 Certificate of Designations with respect to the Registrant's 5.67% Cumulative Preferred Stock, Series D (Incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed with the Commission on July 23, 1998)

          3.4 Certificate of Designations with respect to the Registrant's Fixed/Adjustable Rate Cumulative Preferred Stock, Series E (Incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed with the Commission on March 30, 2000)

          3.5 Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, dated April 9, 2001 (Filed herewith)

          3.6 By-Laws of the Registrant, amended as of March 26, 1997 (incorporated by reference to Exhibit 3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997)

         10.1 Amended and Restated Lehman Brothers Holdings Inc. 1994 Management Ownership Plan, as of April 3,2001 (including amendment to Section 9.4) (Filed herewith)

         11.1 Computation of Per Share Earnings (Omitted in accordance with section (b)(11) of Item 601 of Regulation S-K. The calculation of per share earnings is set forth in Part I, Item 1, in Note 8 to the Consolidated Financial Statements (Earnings Per Common Share).)

         12.1 Computation of Ratios of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends (Filed herewith)

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES

                           PART II - OTHER INFORMATION


(b)      Reports on Form 8-K:

         The following reports on Form 8-K were filed during the quarter for which this Quarterly Report is filed:

          1.      Form 8-K dated February 26, 2001, Item 7.

          2.      Form 8-K dated January 5, 2001, Item 7.

          3.      Form 8-K dated January 4, 2001, Items 5 and 7.

                  Financial Statements:

                      Exhibit 99.2 Consolidated Statement of Income (Three Months Ended November 30, 2000) (Preliminary and Unaudited)

                      Exhibit 99.3 Consolidated Statement of Income (Twelve Months Ended November 30, 2000) (Preliminary and Unaudited)

                      Exhibit 99.4      Segment Net Revenue Information
                                        (Three and Twelve Months Ended November
                                         30, 2000)
                                        (Preliminary and Unaudited)

                      Exhibit 99.5 Selected Statistical Information (Preliminary and Unaudited)

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     LEHMAN BROTHERS HOLDINGS INC.
                                              (Registrant)




Date:    April 16, 2001          By:                   /s/ David Goldfarb
                               -------------------------------------------------
                                        Chief Financial Officer and Senior
                                        Vice President
                                        (principal financial and accounting
                                        officer)

                                  EXHIBIT INDEX



Exhibit No.                Exhibit

Exhibit 3.5 Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, dated April 9, 2001

Exhibit 10.1               Amended and Restated Lehman Brothers Holdings Inc.
                           1994 Management Ownership Plan, as of April 3, 2001 (including amendment to Section 9.4)

Exhibit 12.1 Computation of Ratios of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends (filed herewith)