Form 10-Q
period 2001-05-31
LEHMAN BROTHERS HOLDINGS INC
filed 2001-07-16
CIK 806085

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark one)

     |X|         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 31, 2001

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of June 30, 2001, 240,936,321 shares of the Registrant's Common Stock, par value $0.10 per share, were outstanding.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES

                                    FORM 10-Q

                       FOR THE QUARTER ENDED MAY 31, 2001

                                      INDEX


                                                                         Page
   Part I.      FINANCIAL INFORMATION                                    Number

                Item 1.       Financial Statements - (unaudited)

                              Consolidated Statement of Income -
                              Three and Six Months Ended
                              May 31, 2001 and May 31, 2000...................3

                              Consolidated Statement of Financial Condition -
                              May 31, 2001 and November 30, 2000..............5

                              Consolidated Statement of Cash Flows -
                              Six Months Ended
                              May 31, 2001 and May 31, 2000...................7


                              Notes to Consolidated Financial Statements......8

                Item 2.       Management's Discussion and Analysis of
                              Financial Condition and Results of Operations...15

   Part II.     OTHER INFORMATION

                Item 1.       Legal Proceedings...............................30

                Item 6.       Exhibits and Reports on Form 8-K................32

   Signature     .............................................................34

   Exhibit Index .............................................................35

   Exhibits

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                        CONSOLIDATED STATEMENT of INCOME
                                   (Unaudited)
                      (In millions, except per share data)


                                                                                  Three months ended
                                                                         -------------------------------------
                                                                             May 31               May 31
                                                                              2001                 2000
                                                                         ----------------     ----------------
           Revenues
                Principal transactions                                      $    984              $   870
                Investment banking                                               565                  480
                Commissions                                                      295                  226
                Interest and dividends                                         4,433                4,738
                Other                                                              7                   20
                                                                         ----------------     ----------------
                    Total revenues                                             6,284                6,334
           Interest expense                                                    4,262                4,579
                                                                         ----------------     ----------------
                    Net revenues                                               2,022                1,755
                                                                         ----------------     ----------------
           Non-interest expenses
                Compensation and benefits                                      1,032                  912
                Technology and communications                                    134                   85
                Brokerage and clearance                                           73                   62
                Business development                                              54                   41
                Professional fees                                                 41                   43
                Occupancy                                                         44                   32
                Other                                                             19                   22
                                                                         ----------------     ----------------

                    Total non-interest expenses                                1,397                1,197
                                                                         ----------------     ----------------
           Income from operations before taxes and
             dividends on trust preferred securities                             625                  558
                Provision for income taxes                                       181                  166
                Dividends on trust preferred securities                           14                   14
                                                                         ----------------     ----------------
           Net income                                                       $    430              $   378
                                                                         ================     ================
           Net income applicable to common stock                            $    369              $   366
                                                                         ================     ================


           Earnings per common share
                Basic                                                        $ 1.51               $ 1.49
                                                                         ================     ================
                Diluted                                                      $ 1.38               $ 1.39
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

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                        CONSOLIDATED STATEMENT of INCOME
                                   (Unaudited)
                      (In millions, except per share data)


                                                                                   Six months ended
                                                                         -------------------------------------
                                                                             May 31               May 31
                                                                              2001                 2000
                                                                         ----------------     ----------------
           Revenues
                Principal transactions                                      $  1,981             $  1,984
                Investment banking                                             1,048                1,082
                Commissions                                                      574                  455
                Interest and dividends                                         9,414                9,051
                Other                                                             19                  102
                                                                         ----------------     ----------------
                    Total revenues                                            13,036               12,674
           Interest expense                                                    9,131                8,717
                                                                         ----------------     ----------------
                    Net revenues                                               3,905                3,957
                                                                         ----------------     ----------------
           Non-interest expenses
                Compensation and benefits                                      1,992                2,057
                Technology and communications                                    245                  169
                Brokerage and clearance                                          150                  120
                Business development                                             104                   75
                Professional fees                                                 88                   75
                Occupancy                                                         85                   62
                Other                                                             43                   47
                                                                         ----------------     ----------------

                    Total non-interest expenses                                2,707                2,605
                                                                         ----------------     ----------------
           Income from operations before taxes and
             dividends on trust preferred securities                           1,198                1,352
                Provision for income taxes                                       353                  405
                Dividends on trust preferred securities                           28                   28
                                                                         ----------------     ----------------
           Net income                                                      $     817            $     919
                                                                         ================     ================
           Net income applicable to common stock                           $     744            $     848
                                                                         ================     ================



           Earnings per common share
                Basic                                                        $ 3.04               $ 3.44
                                                                         ================     ================
                Diluted                                                      $ 2.77               $ 3.23
                                                                         ================     ================

               See notes to consolidated financial statements.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                  CONSOLIDATED STATEMENT of FINANCIAL CONDITION
                                   (Unaudited)
                                  (In millions)


                                                                                     May 31               November 30
                                                                                      2001                   2000
                                                                                ------------------     ------------------
ASSETS
Cash and cash equivalents                                                        $     2,427            $     5,160

Cash and securities segregated and on deposit for regulatory and other
  purposes                                                                             2,843                  2,434

Securities and other financial instruments owned:
     Governments and agencies                                                         24,888                 27,381
     Mortgages and mortgage-backed                                                    29,761                 24,670
     Corporate equities                                                               19,306                 24,042
     Corporate debt and other                                                         17,319                 16,098
     Derivatives and other contractual agreements                                     11,082                  9,583
     Certificates of deposit and other money market instruments                        1,971                  3,433
                                                                                ------------------     ------------------
                                                                                     104,327                105,207
                                                                                ------------------     ------------------

Collateralized short-term agreements:
     Securities purchased under agreements to resell                                  83,046                 81,242
     Securities borrowed                                                              29,040                 17,618

Receivables:
     Brokers, dealers and clearing organizations                                       1,878                  1,662
     Customers                                                                         8,390                  7,585
     Others                                                                              990                  1,135

Property, equipment and leasehold improvements (net of
  accumulated depreciation and amortization of $804 in 2001 and
  $855 in 2000)                                                                          843                    671

Other assets                                                                           1,978                  1,826

Excess of cost over fair value of net assets acquired (net of
  accumulated amortization of $145 in 2001 and $138 in 2000)                             174                    180
                                                                                ------------------     ------------------

     Total assets                                                                  $ 235,936              $ 224,720
                                                                                ==================     ==================

             See notes to consolidated financial statements.
                                       5

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
           CONSOLIDATED STATEMENT of FINANCIAL CONDITION - (Continued)
                                   (Unaudited)
                        (In millions, except share data)



                                                                                            May 31             November 30
                                                                                             2001                 2000
                                                                                       -----------------    ------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Commercial paper and short-term debt                                                    $    5,684           $    5,800
Securities and other financial instruments sold but not yet purchased:
     Governments and agencies                                                               16,952               14,998
     Corporate equities                                                                     14,126                6,623
     Derivatives and other contractual agreements                                            9,657                8,568
     Corporate debt and other                                                                6,238                5,096
                                                                                       -----------------    ------------------
                                                                                            46,973               35,285
                                                                                       -----------------    ------------------
Collateralized short-term financing:
     Securities sold under agreements to repurchase                                        105,512              110,225
     Securities loaned                                                                       8,685                7,242
Payables:
     Brokers, dealers and clearing organizations                                             1,205                1,922
     Customers                                                                              11,621               11,637
Accrued liabilities and other payables                                                       9,831                8,735
Long-term debt:
     Senior notes                                                                           34,797               32,106
     Subordinated indebtedness                                                               2,939                3,127
                                                                                       -----------------    ------------------
         Total liabilities                                                                 227,247              216,079
                                                                                       -----------------    ------------------

Commitments and contingencies

Preferred securities subject to mandatory redemption                                           710                  860

STOCKHOLDERS' EQUITY
Preferred stock                                                                                700                  700
Common stock, $0.10 par value; 600,000,000 shares authorized;
  Shares issued:  253,650,055 in 2001 and 251,629,126 in 2000;
  Shares outstanding:  244,202,014 in 2001 and 236,395,332 in 2000                              25                   25
Additional paid-in capital                                                                   3,086                3,589
Accumulated other comprehensive income (net of tax)                                            (11)                  (8)
Retained earnings                                                                            4,419                3,713
Other stockholders' equity, net                                                                409                  597
Common stock in treasury, at cost:  9,448,041 shares in 2001 and
  15,233,794 shares in 2000                                                                   (649)                (835)
                                                                                       -----------------    ------------------

         Total stockholders' equity                                                          7,979                7,781
                                                                                       -----------------    ------------------

         Total liabilities and stockholders' equity                                      $ 235,936            $ 224,720
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

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                      CONSOLIDATED STATEMENT of CASH FLOWS
                                   (Unaudited)
                                  (In millions)


                                                                                             Six months ended
                                                                                   --------------------------------------
                                                                                        May 31                May 31
                                                                                         2001                  2000
                                                                                   ------------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                          $      817             $      919
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Depreciation and amortization                                                          80                     48
     Compensation payable in common stock                                                  209                    151
     Other adjustments                                                                      (1)                    35
Net change in:
     Cash and securities segregated                                                       (409)                  (774)
     Securities and other financial instruments owned                                      933                 (8,381)
     Securities borrowed                                                               (11,422)                (9,976)
     Receivables from brokers, dealers and clearing organizations                         (216)                  (349)
     Receivables from customers                                                           (805)                (1,476)
     Securities and other financial instruments sold but
       not yet purchased                                                                11,688                  6,064
     Securities loaned                                                                   1,443                  2,890
     Payables to brokers, dealers and clearing organizations                              (717)                 2,177
     Payables to customers                                                                 (16)                 2,724
     Other operating assets and liabilities, net                                         1,138                    882
                                                                                                          ---------------
                                                                                   ------------------
         Net cash provided by (used in) operating activities                        $    2,722              $  (5,066)
                                                                                   ------------------     ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of senior notes                                                 $ 6,544               $  7,990
Principal payments of senior notes                                                      (3,934)                (4,623)
Principal payments of subordinated indebtedness                                           (194)                     -
Net proceeds from (payments for) commercial paper and short-term debt                     (116)                   436
Resale agreements net of repurchase agreements                                          (6,517)                   414
Payments for treasury stock purchases                                                     (928)                  (435)
Dividends paid                                                                             (46)                   (97)
Issuances of common stock                                                                   26                     55
(Redemption) issuance of preferred stock                                                  (100)                   162
                                                                                   ------------------     ---------------
       Net cash provided by (used in) financing activities                              (5,265)                 3,902
                                                                                   ------------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, equipment and leasehold improvements                               (190)                   (54)
                                                                                   ------------------     ---------------
       Net cash used in investing activities                                              (190)                   (54)
                                                                                   ------------------     ---------------
       Net change in cash and cash equivalents                                          (2,733)                (1,218)
                                                                                   ------------------     ---------------
Cash and cash equivalents, beginning of period                                           5,160                  5,186
                                                                                   ------------------     ---------------

       Cash and cash equivalents, end of period                                       $  2,427               $  3,968
                                                                                   ==================     ===============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (in millions)

Interest paid totaled $9,210 and $8,734 for the six months ended May 31, 2001 and May 31, 2000, respectively. Income taxes paid totaled $422 and $184 for the six months ended May 31, 2001 and May 31, 2000, respectively.

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

2.       Long-Term Debt:

During the six months ended May 31, 2001, the Company issued $6,544 million of long-term debt (all of which were senior notes). Of the total issuances during the period, $2,912 million were U.S. dollar fixed rate, $1,744 million were U.S. dollar-floating rate, $692 million were foreign currency denominated fixed rate, and $1,196 million were foreign currency denominated floating rate. These issuances were primarily utilized to refinance current maturities of long-term debt in 2001 and to increase total capital (stockholders' equity, long-term debt and preferred securities subject to mandatory redemption).

The Company's floating rate new issuances contain contractual interest rates based primarily on London Interbank Offered Rates ("LIBOR"). Of the fixed rate new issuances totaling $3,604 million, $3,078 million were effectively converted to floating rate obligations through the use of interest rate swaps. Of the foreign denominated new issuances totaling $1,888 million, $838 million were effectively swapped to U.S. Dollars, with the remainder match funding foreign currency denominated capital needs.

The Company had $4,128 million of long-term debt mature during the six months ended May 31, 2001. Long-term debt at May 31, 2001, scheduled to mature within one year totaled $7,448 million.

3.       Capital Requirements:

The Company operates globally through a network of subsidiaries, with several being subject to regulatory requirements. In the United States, LBI, as a registered broker-dealer, is subject to SEC Rule 15c3-1, the Net Capital Rule, which requires LBI to maintain net capital of not less than the greater of 2% of aggregate debit items arising from customer transactions, as defined, or 4% of funds required to be segregated for customers' regulated commodity accounts, as defined. At May 31, 2001, LBI's regulatory net capital, as defined, of $1,886 million exceeded the minimum requirement by $1,753 million.

Lehman Brothers International (Europe) ("LBIE"), a United Kingdom registered broker-dealer and subsidiary of Holdings, is subject to the capital requirements of the Securities and Futures Authority ("SFA") of the United Kingdom. Financial resources, as defined, must exceed the total financial resources requirement of the SFA. At May 31, 2001, LBIE's financial resources of approximately $2,286 million exceeded the minimum requirement by approximately $638 million. Lehman Brothers Japan Inc.'s Tokyo branch, a regulated broker-dealer, is subject to the capital requirements of the Financial Services Agency and at May 31, 2001, had net capital of approximately $393 million which was approximately $207 million in excess of the specified levels required. Lehman Brothers Bank, FSB (the "Bank"), the Company's thrift subsidiary is regulated by the Office of Thrift Supervision ("OTS"). The Bank exceeds all regulatory capital requirements and is considered well capitalized by the OTS. Certain other non-U.S. subsidiaries are subject to various securities, commodities and banking regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. At May 31, 2001, these other subsidiaries were in compliance with their applicable local capital adequacy requirements. In addition, the Company's "AAA" rated derivatives subsidiaries, Lehman Brothers Financial Products Inc. ("LBFP") and Lehman Brothers Derivative Products Inc. ("LBDP"), have established certain capital and operating restrictions which are reviewed by various rating agencies. At May 31, 2001, LBFP and LBDP each had capital which exceeded the requirement of the most stringent rating agency by approximately $46 million and $26 million, respectively.

The regulatory rules referred to above, and certain covenants contained in various debt agreements may restrict Holdings' ability to withdraw capital from its regulated subsidiaries, which in turn could limit its ability to pay dividends to shareholders.

4.       Derivative Financial Instruments:

Effective December 1, 2000, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which requires that all derivative instruments be reported on the consolidated statement of financial condition at fair value and establishes criteria for designation and effectiveness of hedging relationships. The adoption of SFAS No. 133, as of December 1, 2000, did not have a material effect on the Company's consolidated statement of financial condition or the results of operations.

Most of the Company's derivative transactions are entered into for trading-related activities for which the adoption of SFAS No. 133 had no impact. The Company's trading-related derivative activities are marked-to-market through earnings as a component of Principal Transactions revenues. The Company also utilizes derivatives for non-trading purposes as an end user to modify the market risk exposures of certain assets and liabilities. In this regard, the Company primarily enters into fair value hedges utilizing interest rate swaps to convert a substantial portion of the Company's fixed rate long-term debt and certain term fixed rate secured financing activities to a floating interest rate. The ineffective portion of the fair value hedges were included in "Interest Expense" on the Consolidated Statement of Income and were not material to the Company's results for the three and six months ended May 31, 2001.

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

                                                                   Fair Value*                        Fair Value*
                                                                   May 31, 2001                    November 30, 2000
                                                         --------------------------------- ----------------------------------
(in millions)                                               Assets          Liabilities       Assets           Liabilities
-------------------------------------------------------- -------------- -- --------------- -------------- --- ---------------
Interest rate and currency swaps and options
  (including caps, collars and floors)                     $   5,658            $ 4,535        $ 4,349           $   3,390
Foreign exchange forward contracts and options                   851              1,472            902               1,361
Other fixed income securities contracts
  (including options and TBAs)                                   379                315            496                 418
Equity contracts (including equity swaps,
  warrants and options)                                        4,194              3,335          3,836               3,399
                                                         -------------- -- --------------- -------------- --- ---------------

         Total                                              $ 11,082            $ 9,657        $ 9,583             $ 8,568
                                                         -------------- -- --------------- -------------- --- ---------------

* Amounts represent carrying value (exclusive of collateral) and do not include receivables or payables related to exchange-traded futures contracts.

Assets included in the table above represent the Company's net receivable/payable for derivative financial instruments before consideration of collateral. Included within the $11,082 million fair value of assets at May 31, 2001 was $9,691 million related to swaps and other OTC contracts and $1,391 million related to exchange-traded option and warrant contracts. Included within the $9,583 million fair value of assets at November 30, 2000 was $8,643 million related to swaps and other OTC contracts and $940 million related to exchange-traded option and warrant contracts.

With respect to OTC contracts, including swaps, the Company views its net credit exposure to be $6,551 million at May 31, 2001, representing the fair value of the Company's OTC contracts in an unrealized gain position, after consideration of collateral. Presented below is an analysis of the Company's net credit exposure at May 31, 2001 for OTC contracts based upon actual ratings made by external rating agencies or by equivalent ratings established and utilized by the Company's Credit Risk Management Department.


 Counterparty                S&P/Moody's                Net Credit
 Risk Rating                 Equivalent                  Exposure
 -----------                 ----------                  --------
      1                        AAA/Aaa                     15%
      2                   AA-/Aa3 or higher                26%
      3                    A-/A3 or higher                 35%
      4                  BBB-/Baa3 or higher               18%
      5                   BB-/Ba3 or higher                 4%
      6                    B+/B1 or lower                   2%

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

5.       Securitizations

The Company is a market leader in the mortgage- and asset-backed securitization market. In connection with these activities, the Company securitizes commercial and residential mortgages, home equity loans, government and corporate bonds, and lease and trade receivables. Lehman Brothers may retain an interest in the financial assets it securitizes ("Retained Interests") which may include assets in the form of residual interests or one or more subordinate tranches. The Company records its Securities and Other Financial Instruments Owned, including Retained Interests, at fair value, with changes in fair value reported in earnings. Fair value is determined based upon listed market prices, if available. Where listed market prices are not available, fair value is determined based on other relevant factors, including broker or dealer price quotations and valuation pricing models which take into account time value and volatility factors underlying the financial instruments, among other factors. Retained interests in securitized assets were not material as of May 31, 2001. During the second quarter of 2001, the Company securitized approximately $10.4 billion of financial assets.

6.       Other Commitments and Contingencies:

In connection with its financing activities, the Company had outstanding commitments under certain collateralized lending arrangements of approximately $3.5 billion at May 31, 2001 and $3.2 billion at November 30, 2000. These commitments require borrowers to provide acceptable collateral, as defined in the agreements, when amounts are drawn under the lending facilities. Advances made under the above lending arrangements are typically at variable interest rates and generally provide for over-collateralization based upon the borrowers' creditworthiness.

In addition, the Company, through its high grade and high yield sales, trading and underwriting activities, makes commitments to extend credit in loan syndication transactions and then participates out a significant portion of these commitments. The Company had lending commitments to high grade borrowers of $5.6 billion, $5.4 billion and $4.4 billion at May 31, 2001, February 28, 2001 and November 30, 2000, respectively. In addition, lending commitments to high yield borrowers totaled $1.3 billion, $1.1 billion and $1.3 billion at May 31, 2001, February 28, 2001 and November 30, 2000, respectively. All of these commitments and any related draw downs of these facilities are typically secured against the borrowers' assets, have fixed maturity dates, and are generally contingent upon certain representations, warranties and contractual conditions applicable to the borrower. Total commitments are not indicative of actual risk or funding requirements, as the commitments may not be drawn or fully utilized, and the Company will continue to syndicate and/or sell these commitments.

At May 31, 2001 and November 30, 2000, the Company had commitments to invest up to $570 million and $357 million, respectively, directly and through partnerships in private equity related investments. These commitments will be funded as required through the end of the respective investment periods, principally expiring in 2004.

In the normal course of its business, the Company has been named a defendant in a number of lawsuits and other legal proceedings. Although there can be no assurances as to the ultimate outcome, the Company has denied, or believes it has a meritorious defense and will deny, liability in all significant cases pending against it, and intends to defend vigorously each such case, and based on information currently available, the Company believes that the eventual outcome of the actions against it will not, in the aggregate, have a material adverse effect on the consolidated financial position or results of operations of the Company.

At May 31, 2001, the net fair value of securities received as collateral that have not been sold or repledged totaled approximately $10 billion. The gross fair value of securities received as collateral where the Company was permitted to sell or repledge the securities was approximately $225 billion. Of this collateral, approximately $215 billion has been sold or repledged, generally as collateral under repurchase agreements or to cover securities and other financial instruments sold but not yet purchased.

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

7.       Segments:

The Company operates in three segments: Investment Banking, Capital Markets and Client Services.

The Investment Banking Division provides advice to corporate, institutional and government clients throughout the world on mergers, acquisitions and other financial matters. The Division also raises capital for clients by underwriting public and private offerings of debt and equity securities.

The Capital Markets Division includes the Company's institutional sales, trading, research and financing activities in equity and fixed income cash and derivatives products. The Company is a global market-maker in numerous equity and fixed income products, including U.S., European and Asian equities, government and agency securities, money market products, corporate high grade, high yield and emerging market securities, mortgage- and asset-backed securities, municipal securities, bank loans, foreign exchange and derivative products. The Capital Markets Division also includes the Company's risk arbitrage and secured financing businesses, as well as realized and unrealized gains and losses related to the Company's interests in private equity investments. The financing businesses manage the Company's equity and fixed income matched book activities, supply secured financing to institutional clients and customers, and provide secured funding for the Company's inventory of equity and fixed income products.

Client Services revenues reflect earnings from the Company's private client and private equity businesses. Private client revenues reflect the Company's high-net-worth retail customer flow activities as well as asset management fees earned from these clients. Private equity revenues include the management and incentive fees earned in the Company's role as general partner for twenty-five private equity partnerships.

The Company's segment information for the three and six months ended May 31, 2001 and May 31, 2000 is presented below and was developed consistent with the accounting policies used to prepare the Company's consolidated financial statements.


                                                               Three Months Ended                Six Months Ended
                                                           ----------------------------    -----------------------------
(in millions)                                                May 31          May 31           May 31          May 31
                                                              2001            2000             2001            2000
Investment Banking:
   Net Revenue                                             $    551        $   471        $ 1,022          $ 1,064
                                                           ============    ============    =============    ============
   Earnings before taxes(1)                                $    118        $    80        $   193          $   238

                                                           ============    ============    =============    ============
   Segment assets (billions)                               $    1.3        $   0.7        $   1.3          $   0.7
                                                           ============    ============    =============    ============

Capital Markets:
   Net Revenue                                             $  1,274        $ 1,082         $ 2,482         $  2,421
                                                           ============    ============    =============    ============
   Earnings before taxes(1)                                $    465        $   422         $   916         $    941

                                                           ============    ============     =============   ============
   Segment assets (billions)                               $  229.6        $ 227.5         $ 229.6         $  227.5
                                                           ============    ============    =============    ============

Client Services:
   Net Revenue                                             $    197        $   202         $   401         $    472
                                                           ============    ============    =============    ============
   Earnings before taxes(1)                                $     42        $    56         $    89         $    173
                                                           ============    ===========    =============    ============
   Segment assets (billions)                               $    5.0        $   5.2         $   5.0         $    5.2
                                                           ============    ============    =============    ============

Total:

   Net Revenue                                             $  2,022        $ 1,755         $ 3,905          $ 3,957
                                                           ============    ============    =============    ============
   Earnings before taxes(1)                                $    625        $   558         $ 1,198          $ 1,352
                                                           ============    ============    =============    ============
   Segment assets (billions)                               $  235.9        $ 233.4         $ 235.9          $ 233.4
                                                           ============    ============    =============    ============

(1)  And before dividends on preferred securities.


The following are net revenues by geographic region:

                                                    Three Months Ended                        Six Months Ended
                                           -------------------------------------    --------------------------------------
(in millions)                                  May 31               May 31               May 31               May 31
                                                2001                 2000                 2001                 2000

Americas                                       $ 1,302             $   897              $ 2,534              $ 2,142
Europe                                             549                 566                1,068                1,270
Asia Pacific and other                             171                 292                  303                  545
                                           ----------------    -----------------    -----------------    -----------------

         Total                                 $ 2,022             $ 1,755              $ 3,905              $ 3,957
                                           ================    =================    =================    =================

The following information describes the Company's methods of allocating consolidated net revenues to geographic regions. Net revenues, if syndicate, trading or sales related, have been allocated based upon the location where the primary or secondary position was fundamentally risk managed; if fee-related, by the location of the senior coverage banker. In addition, certain revenues associated with domestic products and services which resulted from relationships with international clients and customers have been reclassified as international revenues using an allocation consistent with the Company's internal reporting.

8.Common Stock:

In April 2001, the Company's shareholders' approved the adoption of an amendment to the Company's Restricted Certificate of Incorporation to increase the aggregate number of authorized shares of common stock from 300 million to 600 million.

9.       Earnings Per Common Share:

Earnings per share was calculated as follows (in millions, except for per share data):

                                                                   Three Months Ended               Six Months Ended
                                                             -----------------------------    ---------------------------
                                                                May 31           May 31          May 31         May 31
                                                                 2001             2000            2001           2000
Numerator:

   Net income                                                    $ 430           $ 378             $ 817         $ 919

   Preferred stock dividends                                       (61)            (12)              (73)          (71)
                                                             ------------    -------------    -----------    ------------
   Numerator for basic earnings per share-income
     available to common stockholders                              369             366               744           848

   Convertible preferred stock dividends                             -               2                 -             4
                                                             ------------    -------------    -----------    ------------

   Numerator for diluted earnings per share-income
     available to common stockholders (adjusted for
     assumed conversion of  preferred stock)                     $ 369           $ 368             $ 744         $ 852
                                                             ============    =============    ===========    ============
Denominator:

   Denominator for basic earnings per share - weighted-
     average shares                                                243.9           246.3             245.0         246.4

   Effect of dilutive securities:

   Employee stock options                                           16.7            12.0              17.1          10.9

   Employee restricted stock units                                   6.3             4.6               6.7           4.3

   Preferred shares assumed converted into common                     -              2.4                 -           2.4
                                                             ------------    -------------    -----------    ------------
   Dilutive potential common shares                                 23.0            19.0              23.8          17.6
                                                             ------------    -------------    -----------    ------------
   Denominator for diluted earnings per share - adjusted
     weighted-average shares                                       266.9           265.3             268.8         264.0
                                                             ============    =============    ===========    ============

Basic earnings per share                                         $  1.51          $ 1.49          $ 3.04          $ 3.44

                                                             ============    =============    ===========    ============
Diluted earnings per share                                       $  1.38          $ 1.39          $ 2.77          $ 3.23
                                                             ============    =============    ===========    ============

For May 31, 2000, Convertible Voting Preferred outstanding shares were convertible into common shares at a conversion price of approximately $61.50 per share. For purposes of calculating diluted earnings per share, these preferred shares were assumed to be converted into common shares since basic earnings per share exceeded preferred dividends per share obtainable upon conversion ($0.77 on a quarterly basis). During December 2000, the Company redeemed all outstanding Convertible Voting Preferred shares.

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

Marketplace uncertainties experienced in the second half of 2000 and the first quarter of 2001 continued into the second quarter of 2001 as lower corporate profits and a slower pace of economic growth resulted in generally weak market conditions. In response to these conditions, the Federal Reserve lowered interest rates three times during the quarter bringing the Federal Funds rate to 4%. Total reductions in the Federal Funds rate for the first six months of fiscal 2001 have totaled 250 basis points. The Federal Funds rate was again lowered an additional quarter of a percentage point on June 27, 2001.

During the quarter, all of the major U.S. equity indices reached new lows since their 2000 peaks. The Dow Jones Industrial Average ("DJIA") finished the quarter at 10,912, up 4% from the end of the first fiscal quarter. However, the DJIA fluctuated from a low of 9,048 to a high of 11,413 during the quarter. The NASDAQ, which was virtually unchanged for the quarter, experienced significant volatility, decreasing 24% during March before gaining 40% later in the quarter. The S&P 500 ended up 1% from the end of the first quarter and 16% from its low in late March.

Globally, other world markets experienced the same slowing of economic growth. Both the FTSE World Europe Index and the German Stock Exchange (DAX) have decreased approximately 5% from the beginning of the year and approximately 15% from their year-ago record highs. To offset this slowdown, the Bank of England and the European Central Bank both cut interest rates 25 basis points during the quarter. For the European Central Bank, this was its first reduction in two years, while this was the second consecutive quarter the Bank of England cut rates 25 basis points. The Bank of Japan also cut key interest rates on the last day of the fiscal first quarter of 2001 in response to continued slow growth and a declining stock market.

Global equity new issuance volume during the second quarter of 2001 was up 15% versus a relatively slow first quarter of 2001, but down 28% compared to the second quarter of 2000 due to the uncertain economic outlook. Market volume for initial public offerings ("IPOs") was down over 70% when compared to the second quarter of 2000. For the first six fiscal months of 2001 equity origination market volume was down 31% and IPO market volumes were down 80% compared to the first six months of 2000, according to Thomson Financial Securities Data Corp ("TFSD").

Fixed income markets, however, continued to benefit as lower interest rates, yield curve steepening and tightening credit spreads led investors to increase their exposure to interest rate-based and credit sensitive products. In the U.S., yields on all treasury maturities, which move inversely to price, were at or near two-year lows.

Global debt new issuance continued its strong pace into the second quarter of 2001. Activity was bolstered globally by interest rate cuts from numerous central banks, and absolute rates continued to be very attractive for borrowing companies. Reflecting this improving market, debt issuance and high yield issuance for the quarter were up 44% and over 100%, respectively, over last year's second quarter, and over 25% and 50% on a year-to-date basis, respectively, according to TFSD.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                       CONDITION and RESULTS of OPERATIONS

The value of merger and acquisition advisory activity slowed significantly during the second quarter compared to the same period a year ago. Worldwide completed mergers and acquisitions for the fiscal second quarter of 2001 decreased over 60% versus the fiscal second quarter of 2000, according to TFSD. In addition, the volume of announced transactions industry-wide, although up slightly from the fiscal first quarter of 2001, decreased over 40% when compared to the fiscal second quarter of 2000.



















-------------------------------------------------------------------------------
Some of the statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations, including those relating to the Company's strategy and other statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as "expects," "anticipates," "intends," "plans," "believes," "estimates" and similar expressions, are forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934. These statements are not historical facts but instead represent only the Company's expectations, estimates and projections regarding future events. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict, which may include market, credit or counterparty, liquidity, legal and operational risks. Market risks include changes in interest and foreign exchange rates and securities valuations, global economic and political trends and industry competition. The Company's actual results and financial condition may differ, perhaps materially, from the anticipated results and financial condition in any such forward-looking statements. The Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Results of Operations
For the Three Months Ended May 31, 2001 and May 31, 2000

The Company reported net income of $430 million for the quarter ended May 31, 2001, representing an increase of 14% from the second quarter of 2000. Earnings per common share (diluted) were $1.38 for the second quarter of 2001. During the quarter, the Company accrued a $50 million special preferred dividend on its Redeemable Voting Preferred Stock. Excluding the impact of this special preferred dividend, earnings per common share (diluted) were $1.57. This compares favorably with earnings per common share (diluted) of $1.39 for the second quarter of 2000. Net revenues for the second quarter of 2001 were $2,022 million, 15% higher than the $1,755 million reported in the second quarter of 2000. The second quarter of 2001 represents the third best quarter in the Company's history in the terms of net revenues and net income. These strong results in a very difficult market environment demonstrate the growing breadth and depth of the franchise.

The Company continues to maintain its discipline toward managing expenses, risk and liquidity as well as capital deployment and utilization. For the quarter, non-personnel expenses increased only 4% from the first quarter of 2001 versus a 7% increase in net revenues over the same period. Pre-tax operating margin for the second quarter was 30.9% and return on equity was 23.4% (excluding the impact of the special preferred dividend). The second quarter represents the ninth straight quarter in which operating margin and return on equity exceeded 30% and 20%, respectively.

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

Three Months Ended May 31, 2001 and May 31, 2000

                                               Net Revenues
(in millions)                                      for the
                                             Three Months Ended
                                      ----------------------------------
                                          May 31             May 31
                                           2001               2000
                                      ---------------    ---------------
Investment Banking                      $    551           $    471
Capital Markets                            1,274              1,082
Client Services                              197                202
                                      ---------------    ---------------
Total                                    $ 2,022            $ 1,755
                                      ===============    ===============

The following discussion provides an analysis of the Company's net revenues.

Investment Banking This segment's net revenues result from fees earned by the Company for underwriting public and private offerings of fixed income and equity securities, and advising clients on merger and acquisition activities and other services.


Investment Banking's net revenues increased 17% during the second quarter to $551 million from $471 million in the second quarter of 2000, as record fixed income underwriting activity more than offset a decrease in equity origination. Merger and acquisition advisory fees were unchanged from last year's second quarter.

             INVESTMENT BANKING NET REVENUES
 ---------------------------------------------------------
 (in millions)                       Three Months Ended
                                     May 31      May 31
                                      2001        2000
 --------------------------------- ----------- -----------
 Equity Underwriting                 $ 158       $ 227
 Debt Underwriting                     265         116
 Merger and Acquisition Advisory       128         128
 --------------------------------- ----------- -----------
                                     $ 551       $ 471
 --------------------------------- ----------- -----------

Equity origination revenues were down 30% compared to the year-ago period, as industry-wide equity underwriting declined. However, during the quarter the Company continued to grow its equity underwriting business. Global equity origination volume share more than doubled to 7.3% through May 31, 2001 year-to-date versus full year 2000, according to TFSD.

Debt underwriting revenues totaled a record $265 million for the second quarter of 2001, more than double last year's fees for the comparable quarter, as high grade and high yield origination activity rose significantly. Fixed income origination benefited this quarter as issuers moved to raise lower-coupon long-term debt to replace short-term debt. This activity was prompted by low interest rates, tightening credit and swap spreads and a steepening of the yield curve to a more normal shape. Also, contributing to these results was an increase in the Company's global market share for debt origination, particularly in high yield underwriting, where the Company's share grew to 7.0% through May 31, 2001 from 5.0% for calendar year 2000, according to TFSD.

Capital Markets This segment's net revenues reflect institutional flow activities and secondary trading and financing activities related to fixed income and equity products. These products include a wide range of cash, derivative, secured financing and structured instruments.

Capital Markets' net revenues were $1,274 million for the second quarter of 2001, up 18% from the second quarter of 2000. The increase is attributable to strong institutional customer flow activity across a wide range of products. This customer flow business provides the Company with a relatively stable form of revenues as customers continually rebalance their portfolios across market cycles with the full array of capital market products that are provided by the Company.

                  CAPITAL MARKET NET REVENUES
   ---------------------------------------------------------
   (in millions)                       Three Months Ended
                                       May 31      May 31
                                        2001        2000
   --------------------------------- ----------- -----------
   Equities                           $   611   $    707
   Fixed Income                           663        375
   --------------------------------- ----------- -----------
                                      $ 1,274    $ 1,082
   --------------------------------- ----------- -----------


Net revenues from the fixed income component of Capital Markets increased 77% from the second quarter of 2000, driven by a record levels of institutional customer flow activity. Central bank easings prompted lower rates, a steeper yield curve and tighter credit spreads, which led to higher volumes across almost all fixed income products. Areas that benefited the most from the strength in institutional customer flow included mortgages, governments, high-grade debt, structured credit products and derivatives.

Net revenues from the equity component of Capital Markets were $611 million in the second quarter of 2001, down 14% from the second quarter of 2000. This decrease was driven by reduced volatility levels versus the same quarter last year and spread compression resulting from NASDAQ decimalization, partially offset by stronger results in convertible securities.

Client Services Client Services' net revenues reflect earnings from the Company's private client and private equity businesses. Private client net revenues reflect the Company's high-net-worth retail customer flow activities as well as asset management fees. Private equity net revenues include the management and incentive fees earned in the Company's role as general partner for twenty-five private equity partnerships.

Client Services' net revenues were $197 million in the second quarter of 2001 compared to $202 million in the second quarter of 2000. Although retail market activity declined significantly during the quarter, the high-net-worth sector in which the Company operates was less affected. For the second quarter, high-net-worth sales declined only 5% compared to both the first quarter of 2001 and the second quarter of 2000, driven primarily by a weaker equity syndicate calendar. Partially offsetting this decline was strong fixed income activity, as investors adjusted their portfolios to compensate for the volatile equity market environment.

               CLIENT SERVICES NET REVENUES
---------------------------------------------------------
(in millions)                       Three Months Ended
                                    May 31      May 31
                                     2001        2000
--------------------------------- ----------- -----------
Private Client                      $ 183       $ 192
Private Equity                         14          10
--------------------------------- ----------- -----------
                                    $ 197       $ 202
--------------------------------- ----------- -----------

Non-Interest Expenses Non-interest expenses were $1,397 million for the second quarter of 2001 compared to $1,197 million for the second quarter of 2000. Compensation and benefits expense as a percentage of net revenues was 51% for the quarter. The compensation accrual percentage is consistent with the Company's fiscal 2000 level and reflects the Company's continued expansion of its investment banking, equities and European franchises. Non-personnel expenses were $365 million for the second quarter of 2001 compared to $285 million for the second quarter of 2000. The increase in non-personnel expenses is consistent with the 33% increase in headcount from the second quarter of 2000 and also reflects the Company's continued investment in technology. Compared to the fiscal first quarter of 2001, non-personnel expenses grew by only 4%, while revenues increased by 7%.

Income Taxes The Company's income tax provision was $181 million for the second quarter of 2001 versus $166 million for the second quarter of 2000. The effective tax rate was 29.0% for the second quarter of 2001, slightly lower than the second quarter of 2000 tax rate of 29.7%.

Results of Operations
For the Six Months Ended May 31, 2001 and May 31, 2000

The Company reported net income of $817 million for the six months ended May 31, 2001, a decrease of 11% from the six months ended May 31, 2000. Earnings per common share (diluted) were $2.77 million for the six months of 2001 compared to $3.23 for the comparable period in 2000. Earnings per share computations for both periods include the recognition of the $50 million special dividend on the Company's Redeemable Voting Preferred Stock.

These results reflect the Company's continued ability to execute its strategy of growing its high margin investment banking and equities businesses; increasing its presence in certain strategic businesses in Europe; and, at the same time, maintaining a strict discipline with regard to its expenses, all during an extremely difficult market environment. Net revenues were $3,905 million for the first six months of 2001 compared to $3,957 million for the first six months of 2000. Pre-tax operating margin was 30.7% in the first half of 2001 and return on equity (excluding the impact of the $50 million in dividends on the Company's Redeemable Voting Preferred Stock) was 22.2%. Revenues in each of the Company's three segments remained relatively flat when compared to the first six months of 2000. Non-interest expenses increased only 4% in the first half of 2001 compared to the first half of 2000, and the Company's compensation and benefits ratio decreased to 51% of net revenues from 52% for the comparable period a year ago.

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

Six Months Ended May 31, 2001 and May 31, 2000


(in millions)                      Net Revenues
                                      for the
                                 Six Months Ended
                         ----------------------------------
                             May 31             May 31
                              2001               2000
                         ---------------    ---------------
Investment Banking          $ 1,022            $  1,064
Capital Markets               2,482               2,421
Client Services                 401                 472
                         ---------------    ---------------
Total                       $ 3,905             $ 3,957
                         ===============    ===============


The following discussion provides an analysis of the Company's net revenues for the periods above.

Investment Banking This segment's net revenues result from fees earned by the Company for underwriting public and private offerings of fixed income and equity securities and advising clients on merger and acquisition activities and other services. Investment Banking's net revenues of $1,022 million decreased 4% in the first six months of 2001 when compared to $1,064 million for the first six months of 2000. The decrease in investment banking revenues was primarily due to a decrease in equity underwriting revenues, partially offset by strong results in debt underwriting.

Equity underwriting revenues were $263 million in the first half of 2001 compared to $488 million for the first half of 2000. Although the Company's market share volume for the first half of 2001 was up over 25% from the first six months of 2000, according to TFSD, results decreased as industry-wide equity underwriting activities were down.

Debt underwriting revenues increased 67% to $448 million in the first six months of 2001 from $269 million for the first six months of 2000. The increase was primarily due to an increase in fixed income issuances combined with a 36% increase in the Company's market volume compared to the first six months of 2000, according to TFSD.


Financial advisory revenues increased slightly in the first six months of 2001 to $311 million when compared to the first half of 2000. Contributing to these results were record European merger and acquisition advisory fees, which reflects the success of the Company's growth initiatives in this region.

           INVESTMENT BANKING NET REVENUES
 ---------------------------------------------------------
 (in millions)                        Six Months Ended
                                     May 31      May 31
                                      2001        2000
 --------------------------------- ----------- -----------
 Equity Underwriting               $    263    $    488
 Debt Underwriting                      448         269
 Merger and Acquisition Advisory        311         307
 --------------------------------- ----------- -----------
                                    $ 1,022     $ 1,064
 --------------------------------- ----------- -----------

Capital Markets This segment's net revenues reflect institutional flow activities and secondary trading and financing activities related to fixed income and equity products. These products include a wide range of cash, derivative, secured financing and structured instruments.

Capital Markets' net revenues were $2,482 million for the first six months of 2001, up slightly from the first six months of 2000, as convertible, municipal, high grade credit and mortgage activity contributed to the increase.


Net revenues from the fixed income component of Capital Markets increased to $1,186 million in the six months of 2001 from $846 million in the comparable period last year. These record results were driven by strong institutional customer flow activity as clients moved into interest-rate based products.

               CAPITAL MARKET NET REVENUES
---------------------------------------------------------
(in millions)                        Six Months Ended
                                    May 31      May 31
                                     2001        2000
--------------------------------- ----------- -----------
Equities                           $ 1,296     $ 1,575
Fixed Income                         1,186         846
--------------------------------- ----------- -----------
                                   $ 2,482     $ 2,421
--------------------------------- ----------- -----------

Net revenues from the equity component of Capital Markets decreased 18% to $1,296 million in the first half of 2001 from $1,575 million in the comparable 2000 period. This decrease was driven by reduced volatility levels versus the same period last year and spread compression resulting in the second quarter of 2001 from NASDAQ decimalization, partially offset by stronger results in convertible securities.

Client Services Client Services' net revenues reflect earnings from the Company's private client and private equity businesses. Private client net revenues reflect the Company's high-net-worth retail customer flow activities as well as asset management fees. Private equity net revenues include the management and incentive fees earned in the Company's role as general partner in its private equity partnerships.

Client Services' net revenues were $401 million in the first six months of 2001 compared to $472 million for the first six months of 2000. Excluding a special performance-based asset management fee of $73 million in the year-ago period, Client Services' results improved slightly as the Company's high-net-worth retail sales force continued to produce strong results despite the weak equity market environment.

               CLIENT SERVICES NET REVENUES
   ---------------------------------------------------------
   (in millions)                        Six Months Ended
                                       May 31      May 31
                                        2001        2000
   --------------------------------- ----------- -----------
   Private Client                      $ 375       $ 452
   Private Equity                         26          20
   --------------------------------- ----------- -----------
                                       $ 401       $ 472
   --------------------------------- ----------- -----------

Non-Interest Expenses Non-interest expenses were $2,707 million for the first six months of 2001 and $2,605 million for the comparable period of 2000. Compensation and benefits expense as a percentage of net revenues decreased to 51%, which is consistent with the Company's fiscal 2000 level. Non-personnel expenses were $715 million for the first six months of 2001 and $548 million for the first six months of 2000, an increase of approximately 31% reflecting the Company's strategic growth plan and the 33% increase in headcount.

Income Taxes The Company's income tax provision was $353 million for the six months of 2001 compared to $405 million for the six months of 2000. The effective tax rate was 29.5% for the first half of 2001, relatively consistent with the Company's tax rate in the first half of 2000.

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

As a consequence of implementing its Funding Framework, the Company has generally shifted to longer-term funding over the past several years. As a result, the Company has reduced its reliance on short-term unsecured debt, which represents only 4% of adjusted total assets and less than 15% of total debt.

Total Capital Total Capital (defined as long-term debt, preferred securities subject to mandatory redemption and stockholders' equity) was $46.4 billion at May 31, 2001 compared to $43.9 billion at November 30, 2000. The net increase in Total Capital resulted from a net increase in long-term debt, the retention of earnings and amortization associated with RSU awards. These were partially offset by repurchases of common stock (to fund restricted stock units and option awards) and the redemption of the Cumulative Convertible Voting Preferred Stock for $150 million.

                                                        May 31                               November 30
(in millions)                                            2001                                   2000
---------------------------------------- -------------------------------------- --------------------------------------
Long-term Debt
    Senior Notes                                        $ 34,797                                $ 32,106
    Subordinated Indebtedness                              2,939                                   3,127
                                                      ----------                              ----------
                                                          37,736                                  35,233

Preferred Securities                                         710                                     860

Stockholders' Equity

    Preferred Equity                                         700                                     700
    Common Equity                                          7,279                                   7,081
                                                      ----------                              ----------
                                                           7,979                                   7,781
---------------------------------------- -------------------------------------- --------------------------------------

Total Capital                                           $ 46,425                                $ 43,874
---------------------------------------- -------------------------------------- --------------------------------------

As a result of the favorable interest rate and credit spread environment, the Company issued $6.5 billion in long-term debt, which was $2.4 million in excess of maturing debt, during the first six months of 2001.

Long-term debt increased to $37.7 billion at May 31, 2001 from $35.2 billion at November 30, 2000, with a weighted-average maturity of 3.9 years at May 31, 2001 and 3.8 years at November 30, 2000.

Back-Up Credit Facilities Holdings maintains a Revolving Credit Agreement (the "Credit Agreement") with a syndicate of banks. Under the terms of the Credit Agreement, the banks have committed to provide up to $1 billion for up to 364 days. Any loans outstanding on the commitment termination date may be extended for up to an additional year at the option of Holdings. The Credit Agreement contains covenants, which require, among other things, that the Company maintain a specified level of liquidity and tangible net worth. During the quarter, the Company elected to reduce the committed amount under the Credit Agreement to $1 billion from $2 billion. The reduction reflects the Company's belief that its liquidity position is stronger as a result of the implementation of the Funding Framework, and the Company's desire to utilize its credit in forms that are more suitable to its needs.

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

Balance Sheet The Company's total assets increased to $235.9 billion at May 31, 2001 from $224.7 billion at November 30, 2000. The Company's adjusted total assets, defined as total assets less the lower of securities purchased under agreements to resell or securities sold under agreements to repurchase, were $152.9 billion at May 31, 2001 compared to $143.5 billion at November 30, 2000. The Company believes adjusted total assets is a more effective measure of evaluating balance sheet usage when comparing companies in the securities industry. The increase in adjusted total assets reflects higher levels of securities borrowed associated with increased customer flow activities within the Capital Markets business.

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

Financial Leverage Balance sheet leverage ratios are one measure used to evaluate the capital adequacy of a company. Leverage ratios are commonly calculated using either total assets or adjusted total assets divided by total stockholders' equity and preferred securities subject to mandatory redemption. The Company believes that the adjusted leverage ratio is a more effective measure of financial risk when comparing companies in the securities industry. The Company's adjusted leverage ratio based on adjusted total assets was 17.6x, 18.4x and 16.6x as of May 31, 2001, February 28, 2001 and November 30, 2000, respectively. Consistent with maintaining a single A credit rating, the Company targets an adjusted leverage ratio of approximately 20.0x. The Company continued to operate below this targeted level. Due to the nature of the Company's Capital Markets sales and trading activities, the overall size of the Company's balance sheet fluctuates from time to time, and at specific points in time may be higher than the fiscal quarter ends or the quarterly average.

Credit Ratings

The Company, like other companies in the securities industry, relies on external sources to finance a significant portion of its day-to-day operations. The Company's access to and cost of funding is generally dependent upon its short- and long- term debt ratings.

On June 20, 2001, Fitch IBCA, Inc. upgraded Holdings long-term senior debt from A to A+. Fitch also upgraded LBI's senior debt from A to A+ and its subordinated debt from A- to A. As of May 31, 2001 the short- and long-term debt ratings of Holdings and LBI were as follows:

                                                         Holdings                                  LBI
                                             -----------------------------------     -----------------------------------
                                              Short-term         Long-term            Short-term       Long-term**
------------------------------------------- ---------------- ------------------ --- --------------- -------------------
Fitch IBCA, Inc.                                  F-1               A+                   F-1               A+/A
Moody's                                           P-1               A2                   P-1              A1*/A2
Standard & Poor's Corp.                           A-1                A                   A-1              A+*/A
Thomson BankWatch                                TBW-1               A                  TBW-1              A+/A


*   Provisional ratings on shelf registration
** Senior/subordinated

Other

The Company underwrites, trades, invests and makes markets in high yield corporate debt securities. The Company also syndicates, trades and invests in loans to below investment grade-rated companies. For purposes of this discussion, high yield debt instruments are defined as securities or loans to companies rated BB+ or lower, or equivalent ratings by recognized credit rating agencies, as well as non-rated securities or loans which, in the opinion of management, are non-investment grade. Non-investment grade securities generally involve greater risks than investment grade securities due to the issuer's creditworthiness and the liquidity of the market for such securities. In addition, these issuers have higher levels of indebtedness, resulting in an increased sensitivity to adverse economic conditions. The Company recognizes these risks and aims to reduce market and credit risk through the diversification of its products and counterparties. High yield debt instruments are carried at fair value, and unrealized gains or losses for these securities are recognized in the Company's Consolidated Statement of Income. Such instruments at May 31, 2001 and November 30, 2000 included long positions with an aggregate market value of approximately $3.6 billion and $3.5 billion, respectively, and short positions with an aggregate market value of approximately $886 million and $745 million, respectively. The Company mitigates its aggregate and single-issuer net exposure through the use of derivatives, sole-recourse securitization financing and other financial instruments.

Additional information about the Company's high yield securities and lending activities, including related commitments, can be found in Note 5 to the Consolidated Financial Statements (Other Commitments and Contingencies).

The Company has investments in twenty-five private equity partnerships, for which the Company acts as general partner, as well as related direct investments. At May 31, 2001, the Company's private equity related investments were $747 million. The Company's policy is to carry its investments, including the appreciation of its general partnership interests, at fair value based upon the Company's assessment of the underlying investments. Additional information about the Company's private equity activities, including related commitments, can be found in Note 5 to the Consolidated Financial Statements (Other Commitments and Contingencies).

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

The following table sets forth the daily value-at-risk for each component of market risk and in total (in millions):

                                                     As of                          Three Months Ended May 2001
                                        --------------------------------    --------------------------------------------
                                           May 31,           Nov. 30,
                                            2001               2000          Average           High             Low
                                        --------------     -------------    -----------     ------------    ------------
Interest rate risk                         $ 11.8             $ 12.6          $ 12.4          $ 13.8           $ 10.5
Equity price risk                            15.9               15.1            14.2            16.8             10.7
Foreign exchange risk                         1.7                1.5             1.8             2.2              1.5
Diversification benefit                      (6.7)              (5.5)           (5.6)           (7.7)            (2.3)
                                        -------------- --- -------------    ----------- --- ------------ -- ------------

     Total Company                         $ 22.7             $ 23.7          $ 22.8          $ 25.1           $ 20.4
                                        -------------- --- -------------    ----------- --- ------------ -- ------------

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

Trading Net Revenues Distribution Substantially all of our inventory positions are marked-to-market on a daily basis and changes are recorded in net revenues. The following chart sets forth the frequency distribution for substantially all of the Company's trading net revenues on a weekly basis for the three months ended May 31, 2001:

                                [CHART OMITTED]



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

New Accounting Developments

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB No. 125" ("SFAS 140"). SFAS 140 carries over the fundamental control premise of SFAS No. 125, which requires an entity to recognize only assets it controls and to derecognize assets only when control has been surrendered. SFAS 140 amends the control framework of SFAS 125 by revising the criteria to be used for evaluating whether a financial asset is controlled and providing new criteria necessary to meet the definition of a Qualifying Special Purpose Entity ("QSPE"). A QSPE is a limited-purpose vehicle often used for asset securitizations.

SFAS 140 will also change the accounting for collateral. SFAS 140 will no longer require entities to recognize controlled collateral as an asset on the balance sheet. Rather, SFAS 140 will require entities to separately classify financial assets owned and pledged. SFAS 140 also requires new disclosures for collateral and retained interests in securitizations.

SFAS 140 has multiple effective dates. The accounting for new transfers of financial assets began on March 31, 2001 and the collateral disclosure rules began this quarter. The collateral accounting rules will be effective for the Company's year-end financial statements. The adoption of SFAS 140 is not expected to have a material impact to the Company's financial position or results of operations.

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

     Although there can be no assurance as to the ultimate outcome, the Company has denied, or believes it has a meritorious defense and will deny, liability in all significant cases pending against it including the matters described below, and intends to defend vigorously each such case, and, based on information currently available, the Company believes that the eventual outcome of the actions against it, including the matters described below, will not, in the aggregate, have a material adverse effect on the consolidated financial position or results of operations of the Company.

IPO Allocation Cases

     Beginning in late March 2001 and continuing until the date of this report, numerous purported class actions have been filed in the United States District Court for the Southern District of New York on behalf of groups of investors against numerous leading national and regional underwriters, as well as issuers of initial public offerings ("IPOs") and the issuers' officers and/or directors. Some of these actions name LBI as a defendant. The class of investors on whose behalf the actions are purportedly brought is those individuals and entities who purchased securities after an IPO made during the period of March 1997 through December 2000. In certain cases, the class period may be narrower because it is limited to investors in particular IPOs.

     The actions all essentially allege that the underwriter defendants conspired to require customers who wanted large allocations of IPO shares to pay undisclosed, excessive commissions in the form of rebates of up to one-third of their profits from the resale of the shares. The underwriter defendants also allegedly required customers to agree to buy shares offered in the IPOs after the IPOs were completed at prices higher than the IPO price as a condition to receiving their requested IPO allocation and to make such purchases at specified escalating price levels designed to increase stock prices in the secondary market, in a practice referred to as "laddering a stock."

     The actions assert claims based on federal securities law violations, federal antitrust violations and/or state antitrust violations. In general, the actions are either for federal securities law violations (in which case they tend to name the underwriters of the IPO(s) at issue, along with the issuer and its officers and/or directors) or federal antitrust violations (in which case they tend to name only the underwriter defendants). However, certain actions have been filed which combine those theories of recovery, and some other actions have been filed which substitute state antitrust claims for federal antitrust claims. In addition, one case has been brought as a purported derivative action for the benefit of Holdings and its shareholders, based on the alleged improper IPO allocation practices. (See the Kaufman case below.) The alleged damage to the class is that investors paid more for securities than they otherwise would have in the absence of the alleged conspiracy regarding IPO allocations. The actions seek unspecified compensatory damages and injunctive relief.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES

                           PART II - OTHER INFORMATION

ITEM 1   Legal Proceedings (continured)

Fred Kaufman v. Roger S. Berlind, et al.

     In June 2001 a shareholder of Holdings filed a derivative action in the United States District Court for the Southern District of New York against Holdings and Holdings' board of directors for the purported benefit of Holdings and its shareholders. The action alleges that the board members breached their fiduciary duties of loyalty and good faith and failed to exercise their duties of due care and due diligence by failing to maintain systems to alert them to the alleged improper IPO allocation practices challenged in the IPO Allocation Cases (see above) and by failing to become informed of the alleged practices. The action seeks unspecified compensatory damages based on the alleged damages that Holdings may suffer if it is found liable in the pending IPO Allocation Cases.

In Re Issuer Plaintiff Initial Public Offering Fee Antitrust Litigation

     By order dated April 10, 2001, the United States District Court for the Southern District of New York consolidated four actions pending before the court brought by bankrupt issuers of IPO securities against more than 20 underwriter defendants (including LBI): (1) CHS Electronics, Inc. v. Credit Suisse First Boston Corp., et al. (reported in Holdings' 2000 Annual Report on Form 10-K);
(2) Equalnet Communications Corp. v. Goldman Sachs Group, Inc., et al. (reported in Holdings' First Quarter 2001 Quarterly Report on Form 10-Q); (3) MDCM
Holdings, Inc. f/k/a Mortgage.Com, Inc. by Lewis B. Freeman, Assignee for the Benefit of Creditors; and (4) Jeffrey A. Weinman, as Trustee of the Bankruptcy Estate of Western Pacific Airlines v. Salomon Smith Barney Inc., et al. (reported in Holdings' 2000 Annual Report on Form 10-K). On July 6, 2001, the plaintiffs filed a consolidated class action complaint seeking unspecified compensatory damages and injunctive relief for alleged violations of the antitrust laws based on the theory that the defendant underwriters fixed and maintained fees for underwriting certain IPO securities at super-competitive levels.


Lehman Brothers Commercial Corporation and Lehman Brother Special Financing Inc.
v. Minmetals International Non-Ferrous Metals Trading Company (Reported in Holdings' 2000 Annual Report on Form 10-K)

     A trial date of October 29, 2001, has been set.

Mexpo, S.A. v. Lehman Brothers Inc., et al. (Reported in Holdings' 2000 Annual Report on Form 10-K)

     The parties settled the case on June 22, 2001.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES

                           PART II - OTHER INFORMATION


ITEM 6   Exhibits and Reports on Form 8-K

(a)      Exhibits:

         The following exhibits are filed as part of this Quarterly Report, or where indicated, were heretofore filed and are hereby incorporated by reference:

          3.1 Restated Certificate of Incorporation of the Registrant dated May 27, 1994 (Incorporated by reference to Exhibit 3.1 to the Registrant's Transition Report on Form 10-K for the eleven months ended November 30, 1994)

          3.2 Certificate of Designations with respect to the Registrant's 5.94% Cumulative Preferred Stock, Series C (Incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the Commission on May 13, 1998)

          3.3 Certificate of Designations with respect to the Registrant's 5.67% Cumulative Preferred Stock, Series D (Incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed with the Commission on July 23, 1998)

          3.4 Certificate of Designations with respect to the Registrant's Fixed/Adjustable Rate Cumulative Preferred Stock, Series E (Incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed with the Commission on March 30, 2000)

          3.5 Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, dated April 9, 2001 (Incorporated by reference to Exhibit 3.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended February 28, 2001)

          3.6 By-Laws of the Registrant, amended as of March 26, 1997 (Incorporated by reference to Exhibit 3 to the Registrant's
                  Quarterly Report on Form 10-Q for the quarter ended February 28, 1997)

         11.1 Computation of Per Share Earnings (Omitted in accordance with section (b)(11) of Item 601 of Regulation S-K. The calculation of per share earnings is set forth in Part I, Item 1, in Note 9 to the Consolidated Financial Statements (Earnings Per Common Share).)

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

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES

                           PART II - OTHER INFORMATION


(b)      Reports on Form 8-K:

         The following reports on Form 8-K were filed during the quarter for which this Quarterly Report is filed:

          1.       Form 8-K dated May 22, 2001, Item 7.

          2.       Form 8-K dated May 2, 2001, Item 7.

          3.       Form 8-K dated April 26, 2001, Item 7.

          4.       Form 8-K dated April 26, 2001, Item 7.

          5.       Form 8-K dated March 21, 2001, Items 5 and 7.

                    Financial Statements:

                      Exhibit 99.2 Consolidated Statement of Income (Three Months Ended February 28, 2001) (Preliminary and Unaudited)

                      Exhibit 99.3      Segment Net Revenue Information
                                        (Three Months Ended February 28, 2001)
                                        (Preliminary and Unaudited)

                      Exhibit 99.4 Selected Statistical Information (Preliminary and Unaudited)

          6.       Form 8-K dated March 13, 2001, Item 7.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    LEHMAN BROTHERS HOLDINGS INC.
                                    (Registrant)




Date:    July 16, 2001               By:        /s/ David Goldfarb
                                     ------------------------------------------
                                           Chief Financial Officer and
                                               Senior Vice President
                                   (principal financial and accounting officer)

                                  EXHIBIT INDEX



Exhibit No.                Exhibit

Exhibit 12.1 Computation of Ratios of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends