Form 10-Q
period 2001-08-31
LEHMAN BROTHERS HOLDINGS INC
filed 2001-10-15
CIK 806085

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 (MARK ONE)
     [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2001

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

AS OF SEPTEMBER 30, 2001, 238,305,895 SHARES OF THE REGISTRANT'S COMMON STOCK, PAR VALUE $0.10 PER SHARE, WERE OUTSTANDING.

================================================================================

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES

                                    FORM 10-Q

                      FOR THE QUARTER ENDED AUGUST 31, 2001

                                      INDEX

                                                                                              PAGE
PART I.  FINANCIAL INFORMATION                                                               NUMBER
                                                                                         -------------
   Item 1.    Financial Statements - (unaudited)

                  Consolidated Statement of Income -
                  Three and Nine Months Ended
                  August 31, 2001 and August 31, 2000................................          3

                  Consolidated Statement of Financial Condition -
                  August 31, 2001 and November 30, 2000..............................          5

                  Consolidated Statement of Cash Flows -
                  Nine Months Ended
                  August 31, 2001 and August 31, 2000................................          7

                  Notes to Consolidated Financial Statements.........................          8

   Item 2.    Management's Discussion and Analysis of
              Financial Condition and Results of Operations..........................          16

   Item 3.    Quantitative and Qualitative Disclosures About Market Risk.............          33

PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings................................................          34

          Item 6.   Exhibits and Reports on Form 8-K.................................          35

SIGNATURE ...........................................................................          37

EXHIBIT INDEX........................................................................          38

EXHIBITS


                    LEHMAN BROTHERS HOLDINGS AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)
                      (IN MILLIONS, EXCEPT PER SHARE DATA)


                                                         Three months ended
                                                       ----------------------
                                                       August 31    August 31
                                                          2001        2000
                                                       ---------    ---------

Revenues
     Principal transactions                              $  637      $1,071
     Investment banking                                     491         582
     Commissions                                            253         234
     Interest and dividends                               3,657       5,461
     Other                                                   19          11
                                                         ------      ------
         Total revenues                                   5,057       7,359
Interest expense                                          3,429       5,307
                                                         ------      ------
         Net revenues                                     1,628       2,052
                                                         ------      ------
Non-interest expenses
     Compensation and benefits                              830       1,067
     Technology and communications                          131          80
     Brokerage and clearance                                 82          68
     Business development                                    43          51
     Professional fees                                       38          53
     Occupancy                                               53          35
     Other                                                   16          25
                                                         ------      ------
         Total non-interest expenses                      1,193       1,379
                                                         ------      ------
Income from operations before taxes and
   dividends on trust preferred securities                  435         673
     Provision for income taxes                             112         202
      Dividends on trust preferred securities                14          14
                                                         ======      ======
Net income                                               $  309      $  457
                                                         ======      ======
Net income applicable to common stock                    $  298      $  444
                                                         ======      ======


Earnings per common share
     Basic                                               $ 1.24      $ 1.83
                                                         ======      ======
     Diluted                                             $ 1.14      $ 1.68
                                                         ======      ======




                 See notes to consolidated financial statements.

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)
                      (IN MILLIONS, EXCEPT PER SHARE DATA)



                                                      Nine months ended
                                                   -----------------------
                                                    August 31    August 31
                                                       2001        2000
                                                   ----------    ---------

Revenues
     Principal transactions                          $ 2,619      $ 3,055
     Investment banking                                1,539        1,664
     Commissions                                         827          690
     Interest and dividends                           13,070       14,512
     Other                                                38          113
                                                     -------      -------
         Total revenues                               18,093       20,034
Interest expense                                      12,560       14,025
                                                     -------      -------
         Net revenues                                  5,533        6,009
                                                     -------      -------
Non-interest expenses
     Compensation and benefits                         2,822        3,125
     Technology and communications                       376          249
     Brokerage and clearance                             232          188
     Business development                                147          126
     Professional fees                                   126          128
     Occupancy                                           138           97
     Other                                                59           71
                                                     -------      -------
         Total non-interest expenses                   3,900        3,984
                                                     -------      -------
Income from operations before taxes and
  dividends on trust preferred securities              1,633        2,025
     Provision for income taxes                          466          607
      Dividends on trust preferred securities             42           42
                                                     -------      -------
Net income                                           $ 1,125      $ 1,376
                                                     =======      =======
Net income applicable to common stock                $ 1,041      $ 1,293
                                                     =======      =======


Earnings per common share
     Basic                                           $  4.28      $  5.27
                                                     =======      =======
     Diluted                                         $  3.91      $  4.91
                                                     =======      =======





                 See notes to consolidated financial statements.

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                                   (UNAUDITED)
                                  (IN MILLIONS)

                                                                 August 31  November 30
                                                                   2001        2000
                                                                 ---------   ---------
ASSETS

Cash and cash equivalents                                         $  3,488   $  5,160

Cash and securities segregated and on deposit for regulatory
   and other purposes                                                2,531      2,434

Securities and other financial instruments owned:
     Governments and agencies                                       26,221     27,381
     Mortgages and mortgage-backed                                  32,908     24,670
     Corporate equities                                             22,261     24,042
     Corporate debt and other                                       18,274     16,098
     Derivatives and other contractual agreements                   13,269      9,583
     Certificates of deposit and other money market instruments      2,190      3,433
                                                                  --------   --------
                                                                   115,123    105,207
                                                                  --------   --------

Collateralized short-term agreements:
     Securities purchased under agreements to resell                86,944     81,242
     Securities borrowed                                            22,084     17,618

Receivables:
     Brokers, dealers and clearing organizations                     1,898      1,662
     Customers                                                       7,200      7,585
     Others                                                            985      1,135

Property, equipment and leasehold improvements (net of
 accumulated depreciation and amortization of $809 in 2001
   and $855 in 2000)                                                   893        671

Other assets                                                         2,020      1,826

Excess of cost over fair value of net assets acquired (net of
   accumulated amortization of $148 in 2001 and $138 in 2000)          171        180
                                                                  --------   --------
         Total assets                                             $243,337   $224,720
                                                                  ========   ========







                 See notes to consolidated financial statements.

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF FINANCIAL CONDITION - (CONTINUED)
                                   (UNAUDITED)
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                                              August 31   November 30
                                                                                 2001        2000
                                                                              ---------    ----------
LIABILITIES AND STOCKHOLDERS' EQUITY

Commercial paper and short-term debt                                          $   4,502    $   5,800
Securities and other financial instruments sold but not yet purchased:
     Governments and agencies                                                    28,498       14,998
     Corporate equities                                                           6,177        6,623
     Derivatives and other contractual agreements                                11,401        8,568
     Corporate debt and other                                                     6,366        5,096
                                                                              ---------    ---------
                                                                                 52,442       35,285
                                                                              ---------    ---------

Collateralized short-term financing:
     Securities sold under agreements to repurchase                             103,418      110,225
     Securities loaned                                                           12,834        7,242
Payables:
     Brokers, dealers and clearing organizations                                    910        1,922
     Customers                                                                   11,475       11,637
Accrued liabilities and other payables                                            9,599        8,735
Long-term debt:
     Senior notes                                                                36,402       32,106
     Subordinated indebtedness                                                    2,934        3,127
                                                                              ---------    ---------
         Total liabilities                                                      234,516      216,079
                                                                              ---------    ---------

Commitments and contingencies

Preferred securities subject to mandatory redemption                                710          860

STOCKHOLDERS' EQUITY

Preferred stock                                                                     700          700
Common stock, $0.10 par value; 600,000 shares authorized; Shares issued
  255,510,055 in 2001 and 251,629,126 in 2000; Shares outstanding:
  239,046,975 in 2001 and 236,395,332 in 2000                                        25           25
Additional paid-in capital                                                        3,399        3,589
Accumulated other comprehensive income (net of tax)                                  (9)          (8)
Retained earnings                                                                 4,698        3,713
Other stockholders' equity, net                                                     496          597
Common stock in treasury, at cost: 16,463,080 shares in 2001 and 15,233,794
  shares in 2000                                                                 (1,198)        (835)
                                                                              ---------    ---------
         Total stockholders' equity                                               8,111        7,781
                                                                              ---------    ---------
         Total liabilities and stockholders' equity                           $ 243,337    $ 224,720
                                                                              =========    =========




                 See notes to consolidated financial statements.

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                  (IN MILLIONS)

                                                                              Nine Months Ended
                                                                            ----------------------
                                                                            August 31   August 31
                                                                              2001         2000
                                                                            ---------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                   $  1,125    $  1,376
Adjustments to reconcile net income to net cash provided by
    operating activities:
     Depreciation and amortization                                                143          72
     Compensation payable in common stock                                         300         203
     Other adjustments                                                            (13)         54
Net change in:
     Cash and securities segregated                                               (97)     (1,070)
     Securities and other financial instruments owned                          (9,021)    (18,640)
     Securities borrowed                                                       (4,466)     (3,056)
     Receivables from brokers, dealers and clearing organizations                (236)         64
     Receivables from customers                                                   385        (115)
     Securities and other financial instruments sold but not yet purchased     17,157       1,791
     Securities loaned                                                          5,592       4,560
     Payables to brokers, dealers and clearing organizations                   (1,012)        (74)
     Payables to customers                                                       (162)      2,329
     Other operating assets and liabilities, net                                1,235       1,443
                                                                             --------    --------
         Net cash provided by (used in) operating activities                   10,930     (11,063)
                                                                             --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of senior notes                                       $  8,817    $ 11,874
Principal payments of senior notes                                             (5,461)     (6,331)
Principal payments of subordinated indebtedness                                  (204)       --
Net proceeds from (payments for) commercial paper and short-term debt          (1,298)        191
Resale agreements net of repurchase agreements                                (12,509)      5,620
Payments for treasury stock purchases                                          (1,498)       (470)
Dividends paid                                                                   (137)       (122)
Issuances of common stock                                                          54          68
(Redemption) issuance of preferred stock                                         (100)        162
                                                                             --------    --------
         Net cash provided by (used in) financing activities                  (12,336)     10,992
                                                                             --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, equipment and leasehold improvements                       (266)       (148)
                                                                             --------    --------
         Net cash used in investment activities                                  (266)       (148)
                                                                             --------    --------
         Net change in cash and cash equivalents                               (1,672)       (219)
                                                                             --------    --------
Cash and cash equivalents, beginning of period                                  5,160       5,186
                                                                             --------    --------
     Cash and cash equivalents, end of period                                $  3,488    $  4,967
                                                                             ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (IN MILLIONS)

Interest paid totaled $12,659 and $14,075 for the nine months ended August 31, 2001 and August 31, 2000, respectively. Income taxes paid totaled $570 and $308 for the nine months ended August 31, 2001 and August 31, 2000, respectively.


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

2. LONG-TERM DEBT:

During the nine months ended August 31, 2001, the Company issued $8,817 million of long-term debt (all of which were senior notes). Of the total issuances during the period, $3,252 million were U.S. dollar fixed rate, $3,245 million were U.S. dollar-floating rate, $970 million were foreign currency denominated fixed rate, and $1,350 million were foreign currency denominated floating rate. These issuances were primarily utilized to refinance current maturities of long-term debt in 2001 and to increase total capital (stockholders' equity, long-term debt and preferred securities subject to mandatory redemption).

The Company's floating rate new issuances contain contractual interest rates based primarily on London Interbank Offered Rates ("LIBOR"). Of the fixed rate new issuances totaling $4,222 million, $3,693 million were effectively converted to floating rate obligations through the use of interest rate swaps. Of the foreign denominated new issuances totaling $2,320 million, $969 million were effectively swapped to U.S. Dollars, with the remainder match funding foreign currency denominated capital needs.

The Company had $5,665 million of long-term debt mature during the nine months ended August 31, 2001. Long-term debt at August 31, 2001, scheduled to mature within one year totaled $7,883 million.

3. CAPITAL REQUIREMENTS:

The Company operates globally through a network of subsidiaries, with several being subject to regulatory requirements. In the United States, LBI, as a registered broker-dealer, is subject to SEC Rule 15c3-1, the Net Capital Rule, which requires LBI to maintain net capital of not less than the greater of 2% of aggregate debit items arising from customer transactions, as defined, or 4% of funds required to be segregated for customers' regulated commodity accounts, as defined. At August 31, 2001, LBI's regulatory net capital, as defined, of $1,618 million exceeded the minimum requirement by $1,512 million.

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Lehman Brothers International (Europe) ("LBIE"), a United Kingdom registered broker-dealer and subsidiary of Holdings, is subject to the capital requirements of the Securities and Futures Authority ("SFA") of the United Kingdom. Financial resources, as defined, must exceed the total financial resources requirement of the SFA. At August 31, 2001, LBIE's financial resources of approximately $2,168 million exceeded the minimum requirement by approximately $847 million. Lehman Brothers Japan Inc.'s Tokyo branch, a regulated broker-dealer, is subject to the capital requirements of the Financial Services Agency and at August 31, 2001, had net capital of approximately $357 million which was approximately $174 million in excess of the specified levels required. Lehman Brothers Bank, FSB (the "Bank"), the Company's thrift subsidiary is regulated by the Office of Thrift Supervision ("OTS"). The Bank exceeds all regulatory capital requirements and is considered well capitalized by the OTS. Certain other non-U.S. subsidiaries are subject to various securities, commodities and banking regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. At August 31, 2001, these other subsidiaries were in compliance with their applicable local capital adequacy requirements. In addition, the Company's "AAA" rated derivatives subsidiaries, Lehman Brothers Financial Products Inc. ("LBFP") and Lehman Brothers Derivative Products Inc. ("LBDP"), have established certain capital and operating restrictions which are reviewed by various rating agencies. At August 31, 2001, LBFP and LBDP each had capital which exceeded the requirement of the most stringent rating agency by approximately $58 million and $26 million, respectively.

The regulatory rules referred to above, and certain covenants contained in various debt agreements may restrict Holdings' ability to withdraw capital from its regulated subsidiaries, which in turn could limit its ability to pay dividends to shareholders.

4. DERIVATIVE FINANCIAL INSTRUMENTS:

Effective December 1, 2000, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which requires that all derivative instruments be reported on the consolidated statement of financial condition at fair value and establishes criteria for designation and effectiveness of hedging relationships. The adoption of SFAS No.133, as of December 1, 2000, did not have a material effect on the Company's consolidated statement of financial condition or the results of operations.

Most of the Company's derivative transactions are entered into for trading-related activities for which the adoption of SFAS No. 133 had no impact. The Company's trading-related derivative activities are marked-to-market through earnings as a component of Principal Transactions revenues. The Company also utilizes derivatives for non-trading purposes as an end user to modify the market risk exposures of certain assets and liabilities. In this regard, the Company primarily enters into fair value hedges utilizing interest rate swaps to convert a substantial portion of the Company's fixed rate long-term debt and certain term fixed rate secured financing activities to a floating interest rate. The ineffective portion of the fair value hedges were included in "Interest Expense" on the Consolidated Statement of Income and were not material to the Company's results for the three and nine months ended August 31, 2001.

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

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                                                              FAIR VALUE*                      FAIR VALUE*
                                                            AUGUST 31, 2001                 NOVEMBER 30, 2000
                                                    ---------------- --------------- ----------------- ---------------
(in millions)                                           ASSETS        LIABILITIES         ASSETS        LIABILITIES
                                                    ---------------- --------------- ----------------- ---------------
Interest rate and currency swaps and
  options (including caps, collars and
  floors)                                               $ 5,121         $ 4,235           $ 4,349           $ 3,390
Foreign exchange forward contracts and
  options                                                   886           1,393               902             1,361
Other fixed income securities contracts
  (including options and TBAs)                              808             857               496               418
Equity contracts (including equity swaps,
  warrants and options)                                   6,454           4,916             3,836             3,399
                                                        -------         -------           -------           -------
       TOTAL                                            $13,269         $11,401           $ 9,583           $ 8,568
                                                        -------         -------           -------           -------


* Amounts represent carrying value (exclusive of collateral) and do not include receivables or payables related to exchange-traded futures contracts.

Assets included in the table above represent the Company's net receivable/payable for derivative financial instruments before consideration of collateral. Included within the $13,269 million fair value of assets at August 31, 2001 was $10,894 million related to swaps and other OTC contracts and $2,375 million related to exchange-traded option and warrant contracts. Included within the $9,583 million fair value of assets at November 30, 2000 was $8,643 million related to swaps and other OTC contracts and $940 million related to exchange-traded option and warrant contracts.

With respect to OTC contracts, including swaps, the Company views its net credit exposure to be $6,662 million at August 31, 2001, representing the fair value of the Company's OTC contracts in an unrealized gain position, after consideration of collateral. Presented below is an analysis of the Company's net credit exposure at August 31, 2001 for OTC contracts based upon actual ratings made by external rating agencies or by equivalent ratings established and utilized by the Company's Credit Risk Management Department.

      COUNTERPARTY             S&P/MOODY'S                NET CREDIT
       RISK RATING             EQUIVALENT                  EXPOSURE
       -----------             ----------                  --------
            1                    AAA/Aaa                     16 %
            2               AA-/Aa3 or higher                26 %
            3                A-/A3 or higher                 35 %
            4              BBB-/Baa3 or higher               18 %
            5               BB-/Ba3 or higher                 3 %
            6                B+/B1 or lower                   2 %

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The Company is also subject to credit risk related to its exchange-traded derivative contracts. Exchange- traded contracts, including futures and certain options, are transacted directly on the exchange. To protect against the potential for a default, all exchange clearinghouses impose net capital requirements for their membership. Additionally, exchange clearinghouses require counterparties to futures contracts to post margin upon the origination of all contracts and for any changes in the market value of the contracts on a daily basis (certain foreign exchanges provide for settlement within three days). Therefore, the potential for losses from exchange-traded products is limited.

For a further discussion of the Company's derivative related activities, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations - Off-Balance Sheet Financial Instruments and Derivatives" and Notes 1 and 12 to the Consolidated Financial Statements, incorporated by reference in the Form 10-K.

5. SECURITIZATIONS:

The Company is a market leader in the mortgage- and asset-backed securitization market. In connection with these activities, the Company securitizes commercial and residential mortgages, home equity loans, government and corporate bonds, and lease and trade receivables. Lehman Brothers may retain an interest in the financial assets it securitizes ("Retained Interests") which may include assets in the form of residual interests or one or more subordinate tranches. The Company records its Securities and Other Financial Instruments Owned, including Retained Interests, at fair value, with changes in fair value reported in earnings. Fair value is determined based upon listed market prices, if available. Where listed market prices are not available, fair value is determined based on other relevant factors, including broker or dealer price quotations and valuation pricing models which take into account time value and volatility factors underlying the financial instruments, among other factors. Retained interests in securitized assets were not material as of August 31, 2001. During the third quarter of 2001, the Company securitized approximately $21.6 billion of financial assets.

6. OTHER COMMITMENTS AND CONTINGENCIES:

In connection with its financing activities, the Company had outstanding commitments under certain collateralized lending arrangements of approximately $2.6 billion, $3.5 billion and $3.2 billion at August 31, 2001, May 31, 2001 and November 30, 2000, respectively. These commitments require borrowers to provide acceptable collateral, as defined in the agreements, when amounts are drawn under the lending facilities. Advances made under the above lending arrangements are typically at variable interest rates and generally provide for over-collateralization based upon the borrowers' creditworthiness.

In addition, the Company, through its high grade and high yield sales, trading and underwriting activities, makes commitments to extend credit in loan syndication transactions and then participates out a significant portion of these commitments. The Company had lending commitments to high grade borrowers of $5.9 billion, $5.6 billion and $4.4 billion at August 31, 2001, May 31, 2001 and November 30, 2000, respectively. In addition, lending commitments to high yield borrowers totaled $1.5 billion, $1.3 billion and $1.3 billion at August 31, 2001, May 31, 2001 and November 30, 2000, respectively. All of these commitments and any related draw downs of these facilities are typically secured against the borrowers' assets, have fixed maturity dates, and are generally contingent upon certain representations, warranties and contractual conditions applicable to the borrower. Total commitments are not indicative of actual risk or funding requirements, as the commitments may not be drawn or fully utilized, and the Company will continue to syndicate and/or sell these commitments.

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


At August 31, 2001 and November 30, 2000, the Company had commitments to invest up to $569 million and $357 million, respectively, directly and through partnerships in private equity related investments. These commitments will be funded as required through the end of the respective investment periods, principally expiring in 2004.

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

At August 31, 2001, the net fair value of securities received as collateral that have not been sold or repledged totaled approximately $5 billion. The gross fair value of securities received as collateral where the Company was permitted to sell or repledge the securities was approximately $225 billion. Of this collateral, approximately $220 billion has been sold or repledged, generally as collateral under repurchase agreements or to cover securities and other financial instruments sold but not yet purchased.

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

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

asset management fees earned from these clients. Private equity revenues include the management and incentive fees earned in the Company's role as general partner for twenty-five private equity partnerships.

The Company's segment information for the three and nine months ended August 31, 2001 and August 31, 2000 is presented below and was developed consistent with the accounting policies used to prepare the Company's consolidated financial statements.

                                                      Three Months Ended                    Nine Months Ended
                                                -------------------------------       -------------------------------
                                                 August 31         August 31            August 31        August 31
(in millions)                                       2001             2000                 2001             2000
                                                -------------    --------------       --------------   --------------
Investment Banking:
    Net Revenue                                    $  460           $  571                $1,482           $1,635
                                                   ======           ======                ======           ======
    Earnings before taxes (1)                      $   79           $  143                $  272           $  381
                                                   ======           ======                ======           ======
    Segment assets (billions)                      $  1.4           $  1.1                $  1.4           $  1.1
                                                   ======           ======                ======           ======

Capital Markets:
    Net Revenue                                    $  965           $1,282                $3,447           $3,703
                                                   ======           ======                ======           ======
    Earnings before taxes (1)                      $  298           $  471                $1,214           $1,412
                                                   ======           ======                ======           ======
    Segment assets (billions)                      $237.1           $219.0                $237.1           $219.0
                                                   ======           ======                ======           ======

Client Services:
    Net Revenue                                    $  203           $  199                $  604           $  671
                                                   ======           ======                ======           ======
    Earnings before taxes (1)                      $   58           $   59                $  147           $  232
                                                   ======           ======                ======           ======
    Segment assets (billions)                      $  4.8           $  5.6                $  4.8           $  5.6
                                                   ======           ======                ======           ======

Total:
    Net Revenue                                    $1,628           $2,052                $5,533           $6,009
                                                   ======           ======                ======           ======
    Earnings before taxes (1)                      $  435           $  673                $1,633           $2,025
                                                   ======           ======                ======           ======
    Segment assets (billions)                      $243.3           $225.7                $243.3           $225.7
                                                   ======           ======                ======           ======

(1) And before dividends on preferred securities.

The following are net revenues by geographic region:

                                                      Three Months Ended                    Nine Months Ended
                                                -------------------------------       -------------------------------
                                                 August 31         August 31            August 31        August 31
(in millions)                                       2001             2000                 2001             2000
                                                -------------    --------------       --------------   --------------
Americas                                          $ 1,084           $ 1,274              $ 3,618          $ 3,416
Europe                                                430               630                1,498            1,900
Asia Pacific and other                                114               148                  417              693
                                                  -------           -------              -------          -------
    Total                                         $ 1,628           $ 2,052              $ 5,533          $ 6,009
                                                  =======           =======              =======          =======


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

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


been reclassified as international revenues using an allocation consistent with the Company's internal reporting.

8. COMMON STOCK:

In April 2001, the Company's shareholders' approved the adoption of an amendment to the Company's Restated Certificate of Incorporation to increase the aggregate number of authorized shares of common stock from 300 million to 600 million.

9. INCENTIVE PLANS:

During the third quarter, the Company delivered 8.2 million shares of its common stock to current and former employees in satisfaction of RSUs awarded in 1996. Substantially all of the shares delivered were funded from the Company's irrevocable grantor trust for restricted stock units (the "RSU Trust"). The Company increased additional paid-in capital by approximately $236 million for the tax effect of the appreciation in the Company's stock price from the grant date to the delivery date. The Company received 2.6 million shares from current and former employees in satisfaction of applicable tax withholding requirements. Shares received were recorded as treasury stock at an aggregate value of $205 million. At August 31, 2001 and November 30, 2000, 46.3 million and 42.4 million shares were held in the RSU Trust, respectively.

10. EARNINGS PER COMMON SHARE:

Earnings per share was calculated as follows (in millions, except for per share data):

                                                          Three Months Ended                 Nine Months Ended
                                                    -------------------------------    -------------------------------
                                                       Aug. 31          Aug. 31           Aug. 31          Aug. 31
                                                        2001              2000             2001              2000
                                                    --------------    -------------    --------------    -------------
NUMERATOR:
   Net income                                         $   309            $   457         $1,125            $1,376
   Preferred stock dividends                              (11)               (13)           (84)              (83)
                                                      -------            -------         ------            ------
   Numerator for basic earnings per share-
     income available to common stockholders              298                444          1,041             1,293
   Convertible preferred stock dividends                 --                    2           --                   6
                                                      -------            -------         ------            ------
   Numerator for diluted earnings per share-
     income available to common stockholders
     (adjusted for assumed conversion of
     preferred stock)                                 $   298            $   446         $1,041            $1,299
                                                      =======            =======         ======            ======

DENOMINATOR:
   Denominator for basic earnings per share-
     weighted-average shares                            240.4              242.3          243.5             245.3
   Effect of dilutive securities:
   Employee stock options                                15.8               14.9           16.5              12.2
   Employee restricted stock units                        5.6                5.4            6.3               4.7
   Preferred shares assumed converted into
     common                                              --                  2.4           --                 2.4
                                                      -------            -------         ------            ------
   Dilutive potential common shares                      21.4               22.7           22.8              19.3
                                                      -------            -------         ------            ------
   Denominator for diluted earnings per share -
     adjusted weighted-average shares                   261.8              265.0          266.3             264.6
                                                      =======            =======         ======            ======

BASIC EARNINGS PER SHARE                              $  1.24            $  1.83         $ 4.28            $ 5.27
                                                      =======            =======         ======            ======
DILUTED EARNINGS PER SHARE                            $  1.14            $  1.68         $ 3.91            $ 4.91
                                                      =======            =======         ======            ======

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


For August 31, 2000, Convertible Voting Preferred outstanding shares were convertible into common shares at a conversion price of approximately $61.50 per share. For purposes of calculating diluted earnings per share, these preferred shares were assumed to be converted into common shares since basic earnings per share exceeded preferred dividends per share obtainable upon conversion ($0.77 on a quarterly basis). During December 2000, the Company redeemed all outstanding Convertible Voting Preferred shares.

11. SUBSEQUENT EVENTS:

As a result of damage sustained from the September 11, 2001, terrorist attacks on the World Trade Center in New York, the Company's workforce located in the World Financial Center complex and the World Trade Center was displaced.

Key business activities and necessary support functions were quickly relocated to the Company's back-up facilities in Jersey City, New Jersey, and to various other temporary sites. The Company has been informed that its offices in the World Financial Center complex can be repaired, although no timetable has yet been established for completion. In October 2001, the Company signed a letter of intent to acquire a new one million square foot building at 745 Seventh Avenue in New York City. The Company intends to relocate its principal executive offices to this site.

The displacement and relocation of the Company's workforce, the closure of certain markets for certain periods following the terrorist attacks and other issues directly related to the September 11th tragedy have impacted the Company's business and may affect the business for the fourth quarter. The Company has substantial insurance in place covering the loss of its offices at the World Trade Center and damages to facilities at the World Financial Center complex, as well as for losses resulting from business interruption and for extra expenses associated with the Company's temporary relocation efforts.

ITEM 2.           LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

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

The September 11, 2001, terrorist attacks on the World Trade Center and the Pentagon caused securities market and other business closures and disruptions and forced the Company to temporarily relocate its New York headquarters and operations. The terrorist attacks, the allied military response and subsequent developments may impact the global economy. All of these factors may affect the Company's future results of operations. In October of 2001, Lehman Brothers signed a letter of intent to acquire a new building at 745 Seventh Avenue in New York City, which contains approximately one million square feet of space and is not expected to be ready for occupancy until sometime in fiscal 2002. The Company intends to relocate its principal executive offices to this site.

Marketplace uncertainties experienced in the second half of 2000 and the first half of 2001 continued into the third quarter of 2001 as lower corporate profits and a slower pace of economic growth resulted in generally weak market conditions. In response to these conditions, the Federal Reserve lowered interest rates twice during the fiscal third quarter bringing the Federal Funds rate to 3.5%. Total reductions in the federal funds rates for the first nine months of 2001 have totaled 300 basis points. In September, the Federal Reserve lowered interest rates an additional half of a percentage point shortly following the terrorist attacks on the World Trade Center and the Pentagon in order to make funds more accessible to consumers, and boost consumer confidence and the economy. In October, the Federal Reserve again cut the Federal Funds rate another 50 basis points bringing the overnight bank lending rates to their lowest levels in nearly 40 years.

During the quarter, all of the major U.S. equity indices declined as a result of the poor economic conditions. The Dow Jones Industrial Average ("DJIA") finished the quarter at 9,950, down 9% from the end of the fiscal second quarter. The NASDAQ decreased 14% during the fiscal third quarter and the S&P 500 ended down 10% from the end of the fiscal second quarter. In first week of resumed trading following the terrorist attacks, the DJIA and the NASDAQ declined 14% and 16%, respectively. By mid-October, however, both indices had recovered from those levels.

Globally, other world markets experienced the same slowing of economic growth and recessionary fears which resulted in declines in equity market indexes. The FTSE 100 decreased 8% during the quarter while the DAX decreased 15%. In Asia, the Nikkei was down almost 20%, resulting in a 17-year low. To attempt to alleviate the economic slowdown, the Bank of England and the European Central Bank both cut interest rates 25 basis points during the fiscal quarter. For the European Central Bank, this was the second consecutive quarter the bank cut rates 25 basis points. For the Bank of England, this was the third consecutive quarter with a 25 basis points cut. Consistent with the action of the U.S. Federal Reserve, major central banks throughout the world also made additional cuts to their respective discount rates subsequent to quarter-end to help spur the global economy, stabilize the markets and boost consumer confidence.

In the equity origination markets, global new issuance volume for the fiscal third quarter of 2001 was down slightly from the fiscal second quarter of 2001 and down approximately 20% from the year-ago period as equity markets continued to feel the affects of the uncertain economic outlook. Market volume for initial public offerings ("IPOs") was down 45% when compared to the third quarter of 2000. For the

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


first nine fiscal months of 2001 equity origination market volume was down 26% and IPO market volumes were down approximately 60% compared to the first nine fiscal months of 2000, according to Thompson Financial Securities Data Corp ("TFSD").

Fixed income markets, however, continued to benefit from declining interest rates. Global debt new issuances, which were strong during the first half of 2001, continued this pace into the third quarter of 2001. Activity was bolstered globally by interest rate cuts by many central banks as absolute rates continued to be very attractive for borrowing companies. Reflecting this improving market, debt new issuances and high yield new issuances for the quarter were both up 15% over last year's fiscal third quarter and both up over 30% over the fiscal first nine months of 2000, according to TFSD.

The value of merger and acquisition advisory activity slowed significantly during the third quarter when compared to the same period a year-ago. Worldwide completed mergers and acquisitions for the fiscal third quarter of 2001 decreased almost 60% when compared to the fiscal third quarter of 2000, according to TFSD. In addition, "deal announcements" industry-wide decreased over 50% when compared to the fiscal third quarter of 2000.

















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

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED AUGUST 31, 2001 AND AUGUST 31, 2000

The Company reported net income of $309 million for the quarter ended August 31, 2001, a decrease of 32% from the third quarter of 2000. Net revenues for the third quarter of 2001 were $1,628 million and earnings per common share (diluted) were $1.14. Pre-tax operating margin for the third quarter was 26.7% and return on equity was 16.2%. These relatively strong results during an extremely difficult market environment demonstrate the growing breadth and depth of the franchise.

The Company continues to maintain its discipline toward managing expenses, risk and liquidity as well as capital deployment and utilization. For the quarter, non-personnel expenses remained relatively flat from the second quarter of 2001 and increased 16% from the third quarter of 2000, as compared to a 26% increase in headcount since the third quarter of 2000.

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

THREE MONTHS ENDED AUGUST 31, 2001 AND AUGUST 31, 2000

--------------------------------------------------------------------

                                 Net Revenues
(in millions)                       for the
                              Three Months Ended
                        ------------------------------
                          August 31      August 31
                             2001           2000
                        -------------- ---------------
Investment Banking        $    460       $    571
Capital Markets                965          1,282
Client Services                203            199
                        -------------- ---------------
Total                      $ 1,628        $ 2,052
                        ============== ===============

--------------------------------------------------------------------

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

Investment Banking's net revenues decreased 19% during the third quarter to $460 million from $571 million in the third quarter of 2000, as strong fixed income underwriting activity was more than offset by decreases in equity origination and merger and acquisition activity.

------------------------------------------------------
           INVESTMENT BANKING NET REVENUES
------------------------------------------------------
                                   Three Months Ended
                                   Aug. 31   Aug. 31
(in millions)                        2001      2000
------------------------------------------------------
Debt Underwriting                   $ 228     $ 150
Equity Underwriting                   101       194
Merger and Acquisition Advisory       131       227
------------------------------------------------------
                                    $ 460     $ 571
------------------------------------------------------

Debt underwriting revenues totaled $228 million for the third quarter of 2001, a 52% increase over last year's third quarter. Fixed income origination benefited this quarter as issuers continued to move to raise lower-coupon long-term debt to replace short-term financing. Also contributing to these results was an increase in the Company's global market share for debt origination, which grew to 6.7% for the fiscal third quarter from 5.9% for calendar year 2000, according to TFSD.

Equity origination revenues were down 48% compared to the year-ago period, as industry-wide equity underwriting declined. However, during the quarter the Company continued to grow its equity underwriting market share. Global equity origination volume share increased more than 60% to 5.4% through August 31, 2001 year-to-date versus calendar year 2000, according to TFSD.

Merger and acquisition advisory fees, essentially flat compared to the second quarter of 2001 fees of $128, decreased 42% compared to last year's third quarter as industry-wide volumes for completed deals decreased almost 60%.

CAPITAL MARKETS This segment's net revenues reflect institutional flow activities and secondary trading and financing activities related to fixed income and equity products. These products include a wide range of cash, derivative, secured financing and structured instruments.

Capital Markets' net revenues were $965 million for the third quarter of 2001, down 25% from the third quarter of 2000 as strong fixed income results were more than offset by lower equities revenues. Overall, the Company continued to have strong institutional customer flow activity across a wide range of products. This customer flow business provides the Company with a relatively stable form of revenues as customers continually rebalance their portfolios across market cycles with the full array of capital market products that are provided by the Company.

------------------------------------------------------
            CAPITAL MARKETS NET REVENUES
------------------------------------------------------
                                   Three Months Ended
                                   Aug. 31   Aug. 31
(in millions)                        2001      2000
------------------------------------------------------
Fixed Income                       $   663   $   557
Equities                               302       725
------------------------------------------------------
                                   $   965   $ 1,282
------------------------------------------------------

Net revenues from the fixed income component of Capital Markets increased 19% from the third quarter of 2000 to $663 million, principally driven by a strong level of institutional customer flow activity. Central bank easings prompted lower rates, which led to higher volumes across almost all fixed income

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


products. Areas that benefited the most from the strength in institutional customer flow included mortgages, governments, high-grade debt and municipals.

Net revenues from the equity component of Capital Markets were $302 million in the third quarter of 2001, down significantly from the third quarter of 2000. This decrease was driven by difficult market conditions, a slowdown in the growth of the U.S. economy, a decrease in market volatility and declines in revenues from both private equity and risk arbitrage investments from year-ago levels.

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

Client Services' net revenues were $203 million in the third quarter of 2001 up slightly from the third quarter of 2000. Although retail market activity declined significantly during the quarter, the high-net-worth sector in which the Company operates was less affected. For the third quarter, high-net-worth sales declined only 8% compared to the third quarter of 2000, driven primarily by weak equity markets. Partially offsetting this decline was record fixed income activity, as investors adjusted their portfolios to compensate for the volatile equity market environment. Private equity revenues more than doubled from the year-ago period due principally to a $20 million incentive fee recognized from the Company's general partner interest in a single Merchant Banking investment.

------------------------------------------------------
            CLIENT SERVICES NET REVENUES
------------------------------------------------------
                                   Three Months Ended
                                   Aug. 31   Aug. 31
(in millions)                        2001      2000
------------------------------------------------------
Private Client                       $171      $186
Private Equity                         32        13
------------------------------------------------------
                                     $203      $199
------------------------------------------------------

Non-Interest Expenses Non-interest expenses were $1,193 million for the third quarter of 2001 compared to $1,379 million for the third quarter of 2000. Compensation and benefits expense, as a percentage of net revenues was 51% for the quarter, consistent with the Company's fiscal 2000 level. Non-personnel expenses were $363 million for the third quarter of 2001 compared to $312 million for the third quarter of 2000 and flat compared to the second quarter of 2001. The increase in non-personnel expenses is less than the 26% increase in headcount from the third quarter of 2000 and reflects the Company's continued investment in technology and increased occupancy costs offset by firmwide savings initiatives.

Income Taxes The Company's income tax provision was $112 million for the third quarter of 2001 versus $202 million for the third quarter of 2000. The effective tax rate was 25.8% for the third quarter of 2001 compared to the third quarter of 2000 tax rate of 30.0%. The decrease in the tax rate reflects a greater impact of tax preference revenues on a lower pre-tax income base.

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
FOR THE NINE MONTHS ENDED AUGUST 31, 2001 AND AUGUST 31, 2000

The Company reported net income of $1,125 million for the nine months ended August 31, 2001, a decrease of 18% from the nine months ended August 31, 2000. Earnings per common share (diluted) were $3.91 for the nine months of 2001 compared to $4.91 for the comparable period in 2000. Earnings per share computations for both periods include the impact of the annual $50 million dividend on the Company's Redeemable Voting Preferred Stock paid in the second quarter. (The last such dividend will be payable in 2002, prorated for the partial year from December 2001 through May 2002.)

These results reflect the Company's continued ability to execute its strategy of growing its high margin investment banking and equities businesses; increasing its presence in certain strategic businesses in Europe; and, at the same time, maintaining a strict discipline with regard to its expenses, all during a very difficult market environment. Net revenues were $5,533 million for the first nine months of 2001 compared to $6,009 million for the first nine months of 2000. Pre-tax operating margin was approximately 30% through the end of the third quarter of 2001 and return on equity (excluding the impact of the $50 million in dividends on the Company's Redeemable Voting Preferred Stock) was 20% for the same period. Non-interest expenses decreased 2% in the first nine months of 2001 compared to the first nine months of 2000, and the Company's compensation and benefits ratio decreased to 51% of net revenues from 52% for the comparable period a year ago.

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

-------------------------------------------------------------------

                                  Net Revenues
                                     for the
(in millions)                   Nine Months Ended
                       ------------------------------------
                           August 31          August 31
                              2001               2000
                       -----------------    ---------------
Investment Banking         $ 1,482              $ 1,635
Capital Markets              3,447                3,703
Client Services                604                  671
                       -----------------    ---------------
Total                      $ 5,533              $ 6,009
                       =================    ===============

-------------------------------------------------------------------

The following discussion provides an analysis of the Company's net revenues for the periods above.

INVESTMENT BANKING This segment's net revenues result from fees earned by the Company for underwriting public and private offerings of fixed income and equity securities and advising clients on merger and acquisition activities and other services. Investment Banking's net revenues of $1,482 million decreased 9% in the first nine months of 2001 when compared to $1,635 million for the first nine months of 2000. The decrease was primarily due to a decrease in equity underwriting and merger and acquisition advisory revenues partially offset by strong results in debt underwriting.

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Debt underwriting revenues increased 61% to $676 million in the first nine months of 2001 from $419 million for the first nine months of 2000. The increase was primarily due to an increase in fixed income issuances combined with a increase in the Company's market share to 6.7% for the first nine months of fiscal 2001 compared to 5.9% for calendar year 2000, according to TFSD.

------------------------------------------------------
           INVESTMENT BANKING NET REVENUES
------------------------------------------------------
                                   Nine Months Ended
                                   Aug. 31   Aug. 31
(in millions)                        2001      2000
------------------------------------------------------
Debt Underwriting                  $  676    $  419
Equity Underwriting                   364       682
Merger and Acquisition Advisory       442       534
------------------------------------------------------
                                   $1,482    $1,635
------------------------------------------------------

Equity underwriting revenues were $364 million for the first nine months of 2001 compared to $682 million for the first nine months of 2000. Although the Company's market share for the first nine months of 2001 was up over 12% from the year-ago period, according to TFSD, results decreased as industry-wide equity underwriting activities were down over 25%.

Merger and acquisition advisory revenues for the first nine months of 2001 decreased 17% when compared to the first nine months of 2000 driven by a 32% industry-wide decrease in completed market volume.

CAPITAL MARKETS This segment's net revenues reflect institutional flow activities and secondary trading and financing activities related to fixed income and equity products. These products include a wide range of cash, derivative, secured financing and structured instruments.

Capital Markets' net revenues were $3,447 million for the first nine months of 2001, down 7% from the first nine months of 2000, as an extremely weak market environment was partially offset by strong institutional customer flow activity.

------------------------------------------------------
            CAPITAL MARKETS NET REVENUES
------------------------------------------------------
                                   Nine Months Ended
                                   Aug. 31   Aug. 31
(in millions)                        2001      2000
------------------------------------------------------
Fixed Income                       $1,849    $1,403
Equities                            1,598     2,300
------------------------------------------------------
                                   $3,447    $3,703
------------------------------------------------------

Net revenues from the fixed income component of Capital Markets increased to $1,849 million for the first nine months of 2001 compared to $1,403 million for the first nine months of 2000. These record results were driven by strong institutional customer flow activity as clients moved into interest-rate based products.

Net revenues from the equity component of Capital Markets decreased 31% to $1,598 million for the first nine months of 2001 compared to $2,300 million for the first nine months of 2000. This decrease was driven by reduced volatility levels versus the same period last year, spread compression beginning in the second quarter of 2001 from NASDAQ decimalization and declines in revenues from both private equity and risk arbitrage investments from year-ago levels, partially offset by stronger results in institutional customer flow activity and convertible securities.

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

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



Client Services' net revenues were $604 million for the first nine months of 2001 compared to $671 million for the first nine months of 2000. Excluding a special performance-based asset management fee of $73 million in the year-ago period, Client Services' results improved slightly as the Company's high-net-worth retail sales force continued to produce strong results despite the weak equity market environment. In addition, private equity revenues increased from the year-ago period primarily due to a $20 million incentive fee recognized from the Company's general partner interest in a single Merchant Banking investment.

------------------------------------------------------
            CLIENT SERVICES NET REVENUES
------------------------------------------------------
                                   Nine Months Ended
                                   Aug. 31   Aug. 31
(in millions)                        2001      2000
------------------------------------------------------
Private Client                       $546      $638
Private Equity                         58        33
------------------------------------------------------
                                     $604      $671
------------------------------------------------------

Non-Interest Expenses Non-interest expenses were $3,900 million for the first nine months of 2001 and $3,984 million for the comparable period of 2000. Compensation and benefits expense as a percentage of net revenues decreased to 51%, which is consistent with the Company's fiscal 2000 level. Non-personnel expenses were $1,078 million for the first nine months of 2001 and $859 million for the first nine months of 2000, an increase of approximately 25% reflecting the Company's strategic growth plan and the 26% increase in headcount.

Income Taxes The Company's income tax provision was $466 million for the nine months of 2001 compared to $607 million for the nine months of 2000. The effective tax rate was 28.5% for the first nine months of 2001 compared to 30.0% for the first nine months of 2000. The decrease in the effective tax rate relates to an increase in tax preference revenues on a lower level of pre-tax income.

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

o The firm's legal entity structure may constrain liquidity. Regulatory requirements can restrict the flow of funds between regulated and unregulated group entities and this must be accounted for in liquidity planning.

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

As a consequence of implementing its Funding Framework, the Company has generally shifted to longer term funding over the past several years. As a result, the Company has reduced its reliance on short-term unsecured debt, which represents only 3% of adjusted total assets and 10% of total debt.

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Total Capital Total Capital (defined as long-term debt, preferred securities subject to mandatory redemption and stockholders' equity) was $48.2 billion at August 31, 2001 compared to $43.9 billion at November 30, 2000. The net increase in Total Capital resulted from a net increase in long-term debt, the retention of earnings and amortization associated with RSU awards. These were partially offset by repurchases of common stock (to fund employee share awards) and the redemption of the Cumulative Convertible Voting Preferred Stock for $150 million.

                                        Aug. 31        Nov. 30
(in millions)                             2001          2000
------------------------------------------------------------------
LONG-TERM DEBT

       Senior Notes                    $ 36,402      $ 32,106
       Subordinated Indebtedness          2,934         3,127
                                     ------------  -------------
                                         39,336        35,233

PREFERRED SECURITIES                        710           860

STOCKHOLDERS' EQUITY

       Preferred Equity                     700           700
       Common Equity                      7,411         7,081
                                     ------------  -------------
                                          8,111         7,781
------------------------------------------------------------------
TOTAL CAPITAL                          $ 48,157      $ 43,874
------------------------------------------------------------------

As a result of the favorable interest rate and credit spread environment, the Company issued $8.8 billion in long-term debt, which was $3.2 million in excess of maturing debt, during the first nine months of 2001. Long-term debt increased to $39.3 billion at August 31, 2001 from $35.2 billion at November 30, 2000, with a weighted-average maturity of 3.8 years at both August 31, 2001 and November 30, 2000.

Back-Up Credit Facilities Holdings maintains a Revolving Credit Agreement (the "Credit Agreement") with a syndicate of banks. Under the terms of the Credit Agreement, the banks have committed to provide up to $1 billion for up to 364 days. Any loans outstanding on the commitment termination date may be extended for up to an additional year at the option of Holdings. The Credit Agreement contains covenants, which require, among other things, that the Company maintain a specified level of tangible net worth. During the second quarter of 2001, the Company elected to reduce the committed amount under the Credit Agreement to $1 billion from $2 billion. The reduction reflects the Company's belief that its liquidity position is stronger as a result of the implementation of the Funding Framework, and the Company's desire to utilize its credit in forms that are more suitable to its needs.

In July 2000, the Company entered into a $1 billion Committed Securities Repurchase Facility (the "Facility") for LBIE, the Company's major operating entity in Europe. The Facility provides secured multicurrency financing for a broad range of collateral types. Under the terms of the Facility, the bank group will agree to provide funding for up to one year on a secured basis. Any loans outstanding on the commitment termination date may be extended for up to an additional year at the option of LBIE. The Facility contains covenants which require, among other things, that LBIE maintain specified levels of tangible net worth.

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

Balance Sheet The Company's total assets increased to $243.3 billion at August 31, 2001 from $224.7 billion at November 30, 2000. The Company's adjusted total assets, defined as total assets less the lower of securities purchased under agreements to resell or securities sold under agreements to repurchase, were $156.4 billion at August 31, 2001 compared to $143.5 billion at November 30, 2000. The Company believes adjusted total assets is a more effective measure of evaluating balance sheet usage when comparing companies in the securities industry. The increase in adjusted total assets reflects higher levels of fixed income securities, particularly mortgages and corporate debt, associated with increased customer flow activities within the Capital Markets business.

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

Financial Leverage Balance sheet leverage ratios are one measure used to evaluate the capital adequacy of a company. Leverage ratios are commonly calculated using either total assets or adjusted total assets divided by total stockholders' equity and preferred securities subject to mandatory redemption. The Company believes that the adjusted leverage ratio is a more effective measure of financial risk when comparing companies in the securities industry. The Company's adjusted leverage ratio based on adjusted total assets was 17.7x and 16.6x as of August 31, 2001 and November 30, 2000, respectively. Consistent with maintaining a single A credit rating, the Company targets an adjusted leverage ratio of under 20x. The Company continued to operate below this targeted level. Due to the nature of the Company's Capital Markets sales and trading activities, the overall size of the Company's balance sheet fluctuates from time to time, and at specific points in time may be higher than the fiscal quarter ends.

CREDIT RATINGS

The Company, like other companies in the securities industry, relies on external sources to finance a significant portion of its day-to-day operations. The Company's access to and cost of funding is generally dependent upon its short- and long-term debt ratings.

On June 20, 2001, Fitch IBCA, Inc. upgraded Holdings long-term senior debt from A to A+. Fitch also upgraded LBI's senior debt from A to A+ and its subordinated debt from A- to A. As of August 31, 2001 the short- and long-term debt ratings of Holdings and LBI were as follows:

                                 Holdings                       LBI
                          -----------------------    -------------------------
                           Short-term  Long-term      Short-term  Long-term**
-------------------------------------------------    -------------------------
Fitch IBCA, Inc.               F-1         A+             F-1         A+/A
Moody's                        P-1         A2             P-1        A1*/A2
Standard & Poor's Corp.        A-1         A              A-1        A+*/A

*   Provisional ratings on shelf registration
**  Senior/subordinated

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


OTHER

The Company underwrites, trades, invests and makes markets in high yield corporate debt securities. The Company also syndicates, trades and invests in loans to below investment grade-rated companies. For purposes of this discussion, high yield debt instruments are defined as securities or loans to companies rated BB+ or lower, or equivalent ratings by recognized credit rating agencies, as well as non-rated securities or loans which, in the opinion of management, are non-investment grade. Non-investment grade securities generally involve greater risks than investment grade securities due to the issuer's creditworthiness and the liquidity of the market for such securities. In addition, these issuers have higher levels of indebtedness, resulting in an increased sensitivity to adverse economic conditions. The Company recognizes these risks and aims to reduce market and credit risk through the diversification of its products and counterparties. High yield debt instruments are carried at fair value, and unrealized gains or losses for these securities are recognized in the Company's Consolidated Statement of Income. Such instruments at August 31, 2001 and November 30, 2000 included long positions exposure with an aggregate market value of approximately $3.4 billion and $3.5 billion, respectively, and short positions with an aggregate market value of approximately $993 million and $745 million, respectively. The Company mitigates its aggregate and single-issuer net exposure through the use of derivatives, sole-recourse securitization financing and other financial instruments.

Additional information about the Company's high yield securities and lending activities, including related commitments, can be found in Note 6 to the Consolidated Financial Statements (Other Commitments and Contingencies).

The Company has investments in twenty-five private equity partnerships, for which the Company acts as general partner, as well as related direct investments. At August 31, 2001, the Company's private equity related investments were $811 million. The Company's policy is to carry its investments, including the appreciation of its general partnership interests, at fair value based upon the Company's assessment of the underlying investments. Additional information about the Company's private equity activities, including related commitments, can be found in Note 6 to the Consolidated Financial Statements (Other Commitments and Contingencies).

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

The following table sets forth the daily value-at-risk for each component of market risk and in total (in millions):

                                                      Three Months Ended
                                 As of                    August 2001
                         --------------------  --------------------------------
                         Aug. 31    Nov. 30
                           2001      2000       Average      High       Low
                         --------- ----------  ---------- ---------- ----------
Interest rate risk        $ 12.9     $ 12.6      $ 12.1     $ 13.7     $ 10.5
Equity price risk           15.9       15.1        15.6       17.0       12.0
Foreign exchange risk        1.8        1.5         1.7        1.9        1.5
Diversification benefit     (6.8)      (5.5)       (6.0)      (7.5)      (3.5)
                         --------- ----------  ---------- ---------- ----------
       Total Company      $ 23.8     $ 23.7      $ 23.4     $ 25.1     $ 20.5
                         ========= ==========  ========== ========== ==========

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

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Trading Net Revenues Distribution Substantially all of our inventory positions are marked-to-market on a daily basis and changes are recorded in net revenues. The following chart sets forth the frequency distribution for substantially all of the Company's trading net revenues on a weekly basis for the three months ended August 31, 2001:


N             |
O.      10    |
         9    |
O        8    |
F        7    |
         6    |
W        5    |
E        4    |
E        3    |             X         X                    X
K        2    |             X         X         X          X          X
S        1    |     X       X         X         X          X          X
               ------------------------------------------------------------
                <$0       $0-60    $60-90    $90-120    $120-150    $150+

                        WEEKLY TRADING NET REVENUES ($ IN MILLIONS)


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

SFAS 140 has multiple effective dates. The accounting for new transfers of financial assets began on March 31, 2001 and the collateral disclosure rules began during the second quarter. The collateral accounting rules will be effective for the Company's year-end financial statements. The adoption of

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


SFAS 140 is not expected to have a material impact to the Company's financial position or results of operations.

In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangibles Assets". SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, intangible assets with indefinite lives and goodwill will no longer be required to be amortized. Instead, these assets will be evaluated annually for impairment. The Company will adopt the provisions of SFAS No. 142 at the beginning of fiscal year 2002 and does not expect the adoption to have a material impact to the Company's financial position or results of operations.

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES

                         PART I - FINANCIAL INFORMATION


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information under the caption "Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Management" above in this Report is incorporated herein by reference.

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

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

Lehman Brothers Commercial Corporation and Lehman Brothers Special Financing Inc. v. Minmetals International Non-Ferrous Metals Trading Company (Reported in Holdings' 2000 Annual Report on Form 10-K and Quarterly Report on Form 10-Q for the quarter ended May 31, 2001)

         The trial date has been postponed to December 10, 2001.

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)    EXHIBITS:

       The following exhibits are filed as part of this Quarterly Report, or where indicated, were theretofore filed and are hereby incorporated by reference:

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

       11.1 Computation of Per Share Earnings (Omitted in accordance with section (b)(11) of Item 601 of Regulation S-K. The calculation of per share earnings is set forth in Part I, Item 1, in Note 10 to the Consolidated Financial Statements (Earnings Per Common Share).)

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

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION


(B)    REPORTS ON FORM 8-K:

       The following reports on Form 8-K were filed during the quarter for which this Quarterly Report is filed:

       1.     Form 8-K dated August 21, 2001, Item 7

       2.     Form 8-K dated August 14, 2001, Item 7.

       3.     Form 8-K dated July 26, 2001, Item 7.

       4.     Form 8-K dated July 3, 2001, Item 7.

       5.     Form 8-K dated June 29, 2001, Item 7.

       6.     Form 8-K dated June 19, 2001, Items 5 and 7.

                  Financial Statements:

                      Exhibit 99.2 Consolidated Statement of Income (Three Months Ended May 31, 2001) (Preliminary and Unaudited)

                      Exhibit 99.3 Consolidated Statement of Income (Six Months Ended May 31, 2001) (Preliminary and Unaudited)

                      Exhibit 99.4   Segment Net Revenue Information
                                     (Three and Six Months Ended May 31, 2001)
                                     (Preliminary and Unaudited)

                      Exhibit 99.5 Selected Statistical Information (Preliminary and Unaudited)

       7.     Form 8-K dated June 14, 2001, Item 7.

       8.     Form 8-K dated June 1, 2001, Item 7.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        LEHMAN BROTHERS HOLDINGS INC.
                                                (Registrant)


Date: October 15, 2001                      By: /s/ David Goldfarb
                              --------------------------------------------------
                                            Chief Financial Officer
                                 (principal financial and accounting officer)

                                  EXHIBIT INDEX


EXHIBIT NO.       EXHIBIT

Exhibit 12.1 Computation of Ratios of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends