Form 10-K405
period 2001-11-30
LEHMAN BROTHERS HOLDINGS INC
filed 2002-02-28
CIK 806085

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

                 FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2001
                                     OR

   / /           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

                      FOR THE TRANSITION PERIOD FROM TO

                        COMMISSION FILE NUMBER 1-9466

                            ------------------------

                         LEHMAN BROTHERS HOLDINGS INC.

             (Exact Name of Registrant as Specified in its Charter)

               DELAWARE                                13-3216325
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
    incorporation or organization)
          745 SEVENTH AVENUE
          NEW YORK, NEW YORK                              10019
    (Address of principal executive                    (Zip Code)
               offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (212) 526-7000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                                   NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                                                 ON WHICH REGISTERED
-------------------                                               -----------------------
Common Stock, $.10 par value                                      New York Stock Exchange
                                                                     Pacific Exchange
Depositary Shares representing 5.94% Cumulative Preferred
  Stock, Series C                                                 New York Stock Exchange
Depositary Shares representing 5.67% Cumulative Preferred
  Stock, Series D                                                 New York Stock Exchange
Depositary Shares representing Fixed/Adjustable Rate
  Cumulative Preferred Stock, Series E                            New York Stock Exchange
8% Trust Preferred Securities, Series I, of Subsidiary Trust
  (and Registrant's guarantee thereof)                            New York Stock Exchange
7.875% Trust Preferred Securities, Series J, of Subsidiary
  Trust (and Registrant's guarantee thereof)                      New York Stock Exchange
Dow Jones Internet Index Stock Upside Note Securities Due
  2004                                                            American Stock Exchange
10 Uncommon Values Index Basket Adjusting Structured Equity
  Securities Notes Due 2004                                       American Stock Exchange
10 Uncommon Values Index Basket Adjusting Structured Equity
  Securities Notes Series B, Due 2004                             American Stock Exchange
10 Uncommon Values Index Basket Adjusting Structured Equity
  Securities Notes Due 2003                                       American Stock Exchange
Notes due November 14, 2007-Performance Linked to Marsh &
  McLennan Companies, Inc. (MMC) Common Stock                     American Stock Exchange
Notes due November 14, 2007-Performance Linked to Pfizer
  Inc. (PFE) Common Stock                                         American Stock Exchange
8 3/4% Notes Due 2002                                             New York Stock Exchange
NASDAQ-100 Index 109% Minimum Redemption Stock Upside Note
  Securities Due April 26, 2004                                   American Stock Exchange
NASDAQ-100 Index Risk Adjusting Equity Range Securities Plus
  Notes Due January 24, 2003                                      American Stock Exchange
Prudential Research Universe Diversified Equity Notes Due
  December 29, 2004                                               American Stock Exchange
10 Uncommon Values Index Stock Upside Note Securities Notes
  Due July 3, 2004                                                American Stock Exchange
10 Uncommon Values Index Risk Adjusting Equity Range
  Securities Plus Notes Due July 3, 2003                          American Stock Exchange
Portfolio Risk Adjusting Equity Range Securities Notes Due
  August 14, 2003, Based Upon a Basket of Ten Stocks              American Stock Exchange
Prudential Research Universe Diversified Equity Notes Due
  July 2, 2006, Linked to a Basket of Healthcare Stocks           American Stock Exchange
Return Accelerated Portfolio Debt Securities Notes Due
  November 5, 2002                                                American Stock Exchange
8% Yield Enhanced Equity Linked Debt Securities Plus Due
  November 13, 2003, Based Upon a Basket of Five Technology
  Stocks                                                          American Stock Exchange
S&P 500 Index Stock Upside Note Securities Due December 26,
  2006                                                            American Stock Exchange
S&P 500 Index Stock Upside Note Securities Due February 5,
  2007                                                            American Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      NONE

    Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/: No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/:

    The aggregate market value of the voting and nonvoting common equity held by non-affiliates of the Registrant at January 31, 2002, was approximately $14,873,500,000. For purposes of this information, the outstanding shares of common stock owned by directors of the Registrant were deemed to be shares of common stock held by affiliates. As of January 31, 2002, 236,999,678 shares of the Registrant's Common Stock, $.10 par value per share, were issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

(1) Lehman Brothers Holdings Inc. 2001 Annual Report to Stockholders (the "2001 Annual Report")--Incorporated in part in Parts I, II and IV.

(2) Lehman Brothers Holdings Inc. Definitive Proxy Statement for its 2002 Annual Meeting of Stockholders (the "Proxy Statement")--Incorporated in part in Parts III and IV.

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

    The Company is one of the leading global investment banks, serving institutional, corporate, government and high-net-worth individual clients and customers. Its executive offices are located at 745 Seventh Avenue, New York, New York 10019, and its telephone number is (212) 526-7000.

FORWARD-LOOKING STATEMENTS

    Some of the statements contained in this report, including those relating to the Company's strategy and other statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as "expects," "anticipates," "intends," "plans," "believes," "estimates" and similar expressions, are forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934. These statements are not historical facts but instead represent only the Firm's expectations, estimates and projections regarding future events. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict, which may include market, credit or counterparty, liquidity, legal and operational risks. Market and liquidity risks include changes in interest and foreign exchange rates and securities and commodities valuations, the availability and cost of capital and credit, changes in investor sentiment, global economic and political trends and industry competition. Legal risks include legislative and regulatory developments in the United States and throughout the world. The Firm's actual results and financial condition may differ, perhaps materially, from the anticipated results and financial condition in any such forward-looking statements, and, accordingly, readers are cautioned not to place undue reliance on such statements. For more information concerning the risks and other factors that could affect the Firm's future results and financial condition, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 38 - 57 of the 2001 Annual Report. The Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

    The Company's business includes capital raising for clients through securities underwriting and direct placements, corporate finance and strategic advisory services, private equity investments, securities sales and trading, research, and the trading of foreign exchange and derivative products and certain commodities. The Company acts as a market-maker in all major equity and fixed income products in both the domestic and international markets. Lehman Brothers is a member of all principal securities and commodities exchanges in the United States, as well as the National Association of Securities
Dealers, Inc. ("NASD"), and holds memberships or associate memberships on several principal international securities and commodities exchanges, including the London, Tokyo, Hong Kong, Frankfurt, Paris and Milan stock exchanges.

    Lehman Brothers provides a full array of capital market products and advisory services worldwide. Through the Company's investment banking, research, trading, structuring and distribution capabilities in equity and fixed income products, the Company continues its focus of building its client/customer business model. These "customer flow" activities represent a majority of the Company's revenues. In addition to its customer flow activities, the Company also takes proprietary positions, the success of which is dependent on its ability to anticipate economic and market trends. The Company believes its customer flow orientation mitigates its overall revenue volatility.

    The Company operates in three business segments (each of which is described below): Investment Banking, Capital Markets and Client Services. Financial information concerning the Company for the fiscal years ended November 30, 2001, November 30, 2000, and November 30, 1999, including the amount of net revenue contributed by each segment in such periods, is set forth in the Consolidated Financial Statements and the Notes thereto in the 2001 Annual Report and is incorporated herein by reference. Information with respect to the Company's operations by segment and net revenues by geographic area is set forth in
Note 17 of the Notes to Consolidated Financial Statements on pages 91 - 92 of the 2001 Annual Report and is incorporated herein by reference.

EVENTS OF SEPTEMBER 11

    Lehman Brothers' world headquarters and other facilities had occupied space that was owned and leased in the World Financial Center and the World Trade Center in downtown New York City. As a result of the terrorist attacks of September 11, 2001, the World Financial Center offices were damaged and the World Trade Center space was destroyed. The United States debt and equity financial markets were temporarily closed. All Lehman Brothers employees (approximately 6,400 persons) and operations in downtown Manhattan were displaced. Key business activities and necessary support functions were relocated to the Company's back-up facilities in Jersey City, New Jersey, and to various other temporary sites. In November 2001, the Company purchased a new 1,000,000 square-foot office tower at 745 Seventh Avenue in New York, New York, to serve as the Firm's new world headquarters. The Company began occupying the new building in January 2002 and expects to have substantially occupied the space by the summer of 2002. Also in the wake of September 11, the Company leased additional office and data center space in Manhattan and in Jersey City.

    The Company has been informed that the facilities in the World Financial Center complex can be repaired; however, the damage to many of the floors at Three World Financial Center ("3WFC"), which is owned jointly with American Express Company, is significant. A repair and remediation plan is currently underway, although a completion date has not been finalized. As a result, the Company is currently evaluating its space needs and exploring its alternatives with respect to 3WFC and the other downtown New York facilities. Lehman Brothers has significant levels of insurance in place to cover losses resulting from the terrorist attack, including a policy covering damage to the core and shell of 3WFC and a separate policy covering the property damage to the World Trade Center and World Financial Center facilities, losses resulting from business interruption and extra expenses associated with the Company's relocation to, and occupancy of, the temporary facilities.

    During the fourth quarter of fiscal 2001, Lehman Brothers recognized a pretax special charge of $127 million ($71 million after-tax) associated with the net losses (after offsetting estimated insurance recoveries) stemming from the events of September 11. The charge does not reflect any loss resulting from the damage to the core and shell of 3WFC, as this amount is not yet known. However, the Company believes that any loss will be fully recoverable under the Company's insurance policy.

    The displacement and relocation of the Company's New York workforce, the closure of markets for certain periods following the terrorist attack and other issues directly related to the September 11 tragedy have negatively impacted the Company's business. The Company is in the process of pursuing a business interruption claim with its insurance carriers for lost revenue and related damages. As of November 30, 2001, the Company has not given any accounting recognition to the anticipated business interruption recovery.

    For more information concerning the effects of September 11, the special charge and the Firm's facilities, see Item 2, Properties, on pages 9 - 10 of this report; "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 38 - 57 of the 2001 Annual Report; and Note 2 of the Notes to Consolidated Financial Statements on pages 69 - 70 of the 2001 Annual Report.

INVESTMENT BANKING

    Lehman Brothers' Investment Banking professionals are responsible for developing and maintaining relationships with issuer clients, gaining a thorough understanding of their specific needs and bringing together the full resources of Lehman Brothers to accomplish their financial objectives. Investment Banking is organized into industry, geographic and product coverage groups, enabling individual bankers to develop specific expertise in particular industries and markets. Industry coverage groups include Communications & Media, Consumer/Retailing, Financial Institutions, Financial Sponsors, Healthcare, Industrial, Natural Resources, Power, Real Estate and Technology. Where appropriate, specialized product groups are partnered with the global industry and geographic groups to provide tailor-made solutions for Lehman Brothers' clients. These product groups include Equity Capital Markets, which consists of equity and equity-related securities and derivatives, Fixed Income Capital Markets, which incorporates expertise in syndicate, liability management, derivatives, private placements, high yield debt and bank loan syndication, and Mergers and Acquisitions/Strategic Advisory Services. Geographically, Lehman Brothers maintains investment banking offices in six cities in the U.S. and in twenty-one cities in Europe, the Middle East, Asia and Latin America. The high degree of integration between the Company's industry, product and geographic groups has allowed Lehman Brothers to become a leading source of one-stop financial solutions for its global clients.

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

    UNDERWRITING. The Company is a leading underwriter of initial and other public and private offerings of equity and fixed income securities, including listed and over-the-counter securities, government and agency securities and mortgage- and asset-backed securities.

CAPITAL MARKETS

    Lehman Brothers combines the skills from the sales, trading and research areas of its Equities and Fixed Income Divisions to serve the financial needs of the Company's clients and customers. This integrated approach enables Lehman Brothers to structure and execute global transactions for clients and to provide worldwide liquidity in marketable securities.

    EQUITIES

    The Equities group is responsible for the Company's equity operations and all dollar and non-dollar equity and equity-related products worldwide. These products include listed and over-the-counter securities, American Depositary Receipts, convertibles, options, warrants and derivatives.

    EQUITY CASH PRODUCTS. Lehman Brothers makes markets in equity and equity-related securities and executes block trades on behalf of clients and customers. The Company participates in the global equity and equity-related markets in all major currencies through its worldwide presence and membership in major stock exchanges, including, among others, those in New York, London, Tokyo, Hong Kong, Frankfurt, Paris and Milan.

    EQUITY DERIVATIVES. Lehman Brothers offers equity derivative capabilities across a wide spectrum of products and currencies, including domestic and international portfolio trading, listed options and futures and over-the-counter derivatives. The Firm's equity derivatives business is organized into two major product areas: a global volatility business, encompassing options-related products, and a global portfolio trading business that specializes in agency/risk baskets and other structured products.

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

    MONEY MARKET PRODUCTS. Lehman Brothers holds leading market positions in the origination and distribution of medium-term notes and commercial paper. The Company is an appointed dealer or agent for numerous active commercial paper and medium-term note programs on behalf of companies and government agencies worldwide.

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

    MUNICIPAL AND TAX-EXEMPT SECURITIES. Lehman Brothers is a major dealer in municipal and tax-exempt securities, including general obligation and revenue bonds, notes issued by states, counties, cities and state and local governmental agencies, municipal leases, tax-exempt commercial paper and put bonds.

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

    FIXED INCOME DERIVATIVES. The Company offers a broad range of derivative, interest rate and credit products and services. Derivatives professionals are integrated into all of the Company's fixed income areas in response to the worldwide convergence of the cash and derivative markets.

    FOREIGN EXCHANGE. Lehman Brothers' global foreign exchange operations provide market access and liquidity in all currencies for spot, forward and over-the-counter options markets around the clock. Lehman Brothers offers its customers superior execution, market intelligence, analysis and hedging capabilities, utilizing foreign exchange as well as foreign exchange options and derivatives. Lehman Brothers also provides advisory services to central banks, corporations and investors worldwide, structuring innovative products to fit their specific needs. The Firm makes extensive use of its global macroeconomics research to advise clients on the appropriate strategies to minimize interest rate and currency risk.

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

    RESEARCH

    EQUITY RESEARCH. The Equity Research department is integrated with the Company's sales and trading activities. To ensure in-depth expertise within various markets, Equity Research has established regional teams on a worldwide basis that are staffed with industry and strategy specialists.

    FIXED INCOME RESEARCH. Fixed Income research at Lehman Brothers encompasses the full range of research disciplines: quantitative, economic, strategic, credit, relative value and market-specific analysis. Fixed Income research is integrated with the Company's sales and trading activities. The department's specialists provide expertise in U.S., European and Asian government and agency securities, derivatives, sovereign issues, corporate securities, high yield, asset- and mortgage-backed securities, emerging market debt and municipal securities.

CLIENT SERVICES

    Client Services includes the Company's Private Client Services group, a retail-based organization that primarily serves the investment needs of wealthy individuals, and its Private Equity Division, which manages assets through a series of private equity funds.

    PRIVATE CLIENT SERVICES

    The Company's Private Client Services group has a staff of approximately 980, including approximately 475 investment representatives who serve the investment needs of private investors with substantial assets as well as over 2,200 mid-sized institutional accounts worldwide. The group has a global presence, with investment representatives located in 18 offices worldwide. Among other services, investment professionals provide their clients with direct access to fixed income, equity, foreign exchange and derivative products, as well as the Firm's research and execution capabilities, thereby serving as a valuable extension of the Firm's institutional sales force.

    The Firm also provides asset management services, including Investment Consulting Services, a wrap-fee series of third party managed products, management of multiple manager funds onshore and offshore and a managed futures advisory business. The Firm also has dealer agreements with a large number of mutual fund families.

    PRIVATE EQUITY

    The Company currently has over $5.6 billion in Private Equity assets under management, primarily in three asset classes: Merchant Banking, Venture Capital and Real Estate. The primary goal of each asset class is to make investments that provide attractive returns to investors, including institutions, high-net-worth individuals, the Firm and certain employees of the Firm.

    MERCHANT BANKING. Lehman Brothers' merchant banking activities include making principal investments in established companies worldwide, often in partnership with clients of the Firm, and managing these investments until they are realized. Merchant banking seeks to partner with proven operating teams that have a compelling business strategy or vision, with the aim of creating long-term value for investors.

    VENTURE CAPITAL. Lehman Brothers manages investments in venture capital focused on technology, communications and healthcare companies. The primary investment objective of the Firm's venture capital investment activities is to make growth-oriented equity or equity-related investments in privately held companies. Venture capital investments focus on companies capable of turning innovative technology and management solutions into successful businesses.

    REAL ESTATE. Lehman Brothers' Real Estate Fund is focused on making equity investments in properties, real estate companies and related service businesses.

    Commitments for all of the Firm's private equity funds are raised in private placements not requiring registration under the Securities Act of 1933.

TECHNOLOGY AND E-COMMERCE

    Lehman Brothers is committed to maintaining a technology platform to deliver a full range of capital markets information and services to its institutional and high-net-worth client base. The Firm-wide e-Commerce organization, which brings together senior management from all of the Firm's global business areas, has developed the Firm's overall e-commerce strategy, approves all e-commerce investments and provides a forum to share e-commerce knowledge and new developments across the Firm's businesses and geographies. The Firm's e-commerce strategy focuses on client and markets connectivity, content and strategic ventures. Lehman Brothers has an integrated client and employee web site, LehmanLive, which serves as a complete suite of services, including pre-trade (research and analytics), trade and post-trade (clearing and settlement information, risk management and prime brokerage) information and employee applications. LehmanLive was an important element in the Firm's recovery after the terrorist attacks of September 11, 2001. Lehman Brothers has made many strategic investments and is a participant in a number of institutional trading networks in the U.S., Europe and Asia. Notable investments include TradeWeb, MarketAxess and SecuritiesHub in Fixed Income, and TheMarkets.com, EquiLend, Redi/Arca and NYFIX Millennium in Equities. Additionally, Lehman Brothers has supported the global expansion of NASDAQ with an investment in its U.S., European and Japanese ventures.

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

RISK MANAGEMENT

    As a leading global investment banking company, risk is an inherent part of the Company's businesses. Global markets, by their nature, are prone to uncertainty and subject participants to a variety of risks. Lehman Brothers has developed policies and procedures designed to identify, measure and monitor each of the risks involved in its trading, brokerage and investment banking activities on a global basis. The principal risks of Lehman Brothers are market, credit, liquidity, legal and operational risks. As part of the Company's customer-flow activities, Lehman Brothers takes proprietary positions in interest rates, foreign exchange and various securities, derivatives and commodities. Although the Company seeks to mitigate risk associated with such positions through hedging activities, consistent with its expectations of future events, it is subject to the risk that actual market events may differ from the Company's expectations, which may result in losses associated with such positions.

    Lehman Brothers has developed a control infrastructure to monitor and manage each type of risk on a global basis throughout the Company. A full description of the Firm's Risk Management procedures is contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Management" on pages 53 - 55 of the 2001 Annual Report, and is incorporated herein by reference.

COMPETITION

    All aspects of the Company's business are highly competitive. The Company competes in domestic and international markets directly with numerous other brokers and dealers in securities and commodities, including traditional and online securities brokerage firms, investment banking firms, investment advisors and certain commercial banks and, indirectly for investment funds, with insurance companies and others.

    The financial services industry has become considerably more concentrated as numerous securities firms have been acquired by or merged into other firms. These developments have increased competition from other firms, many of which have significantly greater equity capital than the Company. Legislative and regulatory changes in the United States allow commercial banks to enter businesses previously limited to investment banks, and several combinations between commercial banks and investment banks have occurred, which has further increased competition.

REGULATION

    The securities industry in the United States is subject to extensive regulation under both federal and state laws. LBI is registered as a broker-dealer, and LBI and certain other subsidiaries of Holdings are registered as investment advisors, with the Securities and Exchange Commission (the "SEC") and as such are subject to regulation by the SEC and by self-regulatory organizations, principally the NASD, national securities exchanges such as the New York Stock Exchange (which has been designated by the SEC as LBI's primary regulator) and the Municipal Securities Rulemaking Board. Securities firms are also subject to regulation by state securities administrators in those states in which they conduct business. LBI is a registered broker-dealer in all 50 states, the District of Columbia and the Commonwealth of Puerto Rico. The SEC, self-regulatory organizations and state securities commissions may conduct administrative proceedings, which may result in censure, fine, the issuance of cease-and-desist orders or suspension or expulsion of a broker-dealer or an investment advisor, its officers or employees.

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

    The Company does business in the international fixed income and equity markets and undertakes international investment banking activities, principally through its regional headquarters in London and Tokyo. The U.K. Financial Services and Markets Act 2000 (the "FSMA") governs all aspects of the United Kingdom investment business, including regulatory capital, sales and trading practices, use and safekeeping of customer funds and securities, record keeping, margin practices and procedures, approval standards for individuals, periodic reporting and settlement procedures. Pursuant to the FSMA, certain subsidiaries of Holdings are subject to regulations promulgated and administered by the Financial Services Authority.

    Holdings' subsidiary, Lehman Brothers Japan Inc., is a licensed securities company in Japan and a member of the Tokyo Stock Exchange Limited, the Osaka Stock Exchange Limited and the Tokyo Financial Futures Exchange and, as such, is regulated by the Financial Services Agency, the Japan Securities Dealers Association and such exchanges.

    Lehman Brothers Bank, FSB, the Company's thrift subsidiary, is regulated by the Office of Thrift Supervision. Lehman Brothers Bankhaus A.G. is regulated by the German Federal Banking Authority.

    The Company believes that it is in material compliance with the regulations described herein.

CAPITAL REQUIREMENTS

    LBI, Lehman Brothers International (Europe), the Tokyo branch of Lehman Brothers Japan Inc. and others of Holdings' subsidiaries are subject to various securities, commodities and banking regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. Reference is made to Note 10 of the Notes to Consolidated Financial Statements on page 80 of the 2001 Annual Report, which is incorporated herein by reference.

EMPLOYEES

    As of November 30, 2001, the Company employed approximately 13,100 persons, including 8,500 in North America and 4,600 internationally. The Company considers its relationship with its employees to be good.

ITEM 2. PROPERTIES

    As a result of the terrorist attacks of September 11, 2001, Lehman Brothers was forced to relocate its employees and operations from downtown Manhattan. In November 2001 the Company purchased a new 1,000,000 square-foot office tower at 745 Seventh Avenue in New York City. This building is the Firm's new world headquarters. The Company began occupying the new building in January 2002 and expects to have substantially occupied the space by the summer of 2002.

    In October 2001, the Company leased approximately 437,000 square feet of office space at 399 Park Avenue and 56,000 square feet of data center space at another location in New York City, each with a term extending until 2016.

    The Company's former world headquarters at Three World Financial Center in downtown New York City, occupying approximately 1.1 million square feet, which the Company owns under a tenancy-in-common arrangement with American Express Company, suffered significant damage in the terrorist attacks. A repair and remediation plan is currently underway, although a completion date has not been finalized.

    The Company had leased approximately 160,000 square feet of space at One World Trade Center in New York City, which was destroyed in the September 11 attacks. The Company exercised its right to terminate this lease effective February 2002. This lease was due to expire in 2015.

    Lehman Brothers also leases space at One World Financial Center in the same office complex as Three World Financial Center. This space suffered some damage in the attacks and is currently unoccupied. Prior to September 11, the Company had occupied 100,000 square feet of the One World Financial Center space, which was scheduled ultimately to consist of approximately 715,000 square feet. Approximately 95,000 square feet were to be occupied during 2001 after September 11, and 520,000 square feet were to be occupied in stages thereafter. The lease terms at One World Financial Center expire at various dates from December 2015 through 2025, with the exception of a lease for 148,000 square feet, which expires in 2006.

    The Company is currently evaluating its space needs and exploring its alternatives with respect to its downtown New York City facilities.

    In September 2001, Lehman Brothers assumed a 409,000 square foot lease for additional office space in Jersey City, New Jersey, with a term extending until 2016. Approximately 256,000 square feet of the premises have been subleased to a third-party tenant. The Company also leases approximately 400,000 square feet of office space in a nearby building (the "Operations Center"), of which approximately 32,000 square feet have been subleased to a third-party tenant. The Operations Center is used by systems, operations and certain administrative personnel. The lease term expires in 2011.

    The Company's European headquarters in London, England, occupy approximately 450,000 square feet of leased office space in the Broadgate complex. These leases expire at various dates to 2017. Approximately 60,000 square feet have been subleased to two third-party tenants. In March 2001, the Company agreed to lease up to 1,000,000 square feet of space in a new tower at the Canary Wharf development, to the east of the City of London. The Company expects to relocate to this location during late 2003.

    The Company's Asian headquarters occupy approximately 100,000 square feet of leased office space in the ARK Mori Building in central Tokyo, Japan. The Tokyo lease expires in December 2002.

    Facilities occupied by the Company and its subsidiaries (or to be occupied as described above) are believed to be adequate for the purposes for which they are or are to be used, and the occupied facilities are well maintained.

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

    Although there can be no assurance as to the ultimate outcome, the Company generally has denied, or believes it has a meritorious defense and will deny, liability in all significant cases pending against it including the matters described below, and it intends to defend vigorously each such case. Based on information currently available and established reserves, the Company believes that the eventual outcome of the actions against it, including the matters described below, will not, in the aggregate, have a material adverse effect on the consolidated financial position of the Company but may be material to the Company's operating results for any particular period, depending on the level of the Company's income for such period.

LEHMAN BROTHERS COMMERCIAL CORPORATION AND LEHMAN BROTHERS SPECIAL
  FINANCING INC. V. MINMETALS INTERNATIONAL NON-FERROUS METALS TRADING COMPANY

    On November 15, 1994, a Holdings subsidiary, Lehman Brothers Commercial Corporation ("LBCC"), and an LBI subsidiary, Lehman Brothers Special
Financing Inc. ("LBSF"), commenced an action against Minmetals International Non-Ferrous Metals Trading Company ("Minmetals") and China National Metals and Minerals Import and Export Company ("CNM") in the United States District Court for the Southern District of New York alleging breach of contract against Minmetals and breach of guarantee against CNM. The litigation arose from the refusal by Minmetals and CNM to honor their obligations with respect to certain foreign exchange and swap transactions. LBCC and LBSF seek to recover approximately $52.5 million from Minmetals and/or CNM. Minmetals filed counterclaims against Lehman entities based on violations of federal securities and commodities laws and rules and theories of fraud, breach of fiduciary duty and conversion. A non-jury trial began on December 10, 2001, and testimony was completed on February 15, 2002. The court has the case under submission.

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

    By memorandum and order dated February 9, 2001 (the "Order"), the court granted defendants' motion to dismiss the Consolidated Amended Complaint and denied plaintiffs' request for leave to file a Second Amended Complaint. In the Order, the court concluded that the purchaser plaintiffs lacked standing under the antitrust laws to assert the claims. The court indicated in the Order that its decision did not apply to any claims brought on behalf of issuers of IPO securities. The case is on appeal to the U.S. Court of Appeals for the Second Circuit.

IN RE ISSUER PLAINTIFF INITIAL PUBLIC OFFERING FEE ANTITRUST LITIGATION

    By order dated April 10, 2001, the United States District Court for the Southern District of New York consolidated four actions pending before the court brought by bankrupt issuers of IPO securities against more than 20 underwriter defendants (including LBI): (1) CHS ELECTRONICS, INC. V. CREDIT SUISSE FIRST BOSTON CORP., ET AL.; (2) EQUALNET COMMUNICATIONS CORP. V. GOLDMAN SACHS
GROUP, INC., ET AL.; (3) MDCM HOLDINGS, INC. F/K/A MORTGAGE.COM, INC. BY LEWIS
B. FREEMAN, ASSIGNEE FOR THE BENEFIT OF CREDITORs; and (4) JEFFREY A. WEINMAN, AS TRUSTEE OF THE BANKRUPTCY ESTATE OF WESTERN PACIFIC AIRLINES V. SALOMON SMITH BARNEY INC., ET AL. On July 6, 2001, the plaintiffs filed a consolidated class action complaint seeking unspecified compensatory damages and injunctive relief for alleged violations of the antitrust laws based on the theory that the defendant underwriters fixed and maintained fees for underwriting certain IPO securities at supra-competitive levels. CHS Electronics voluntarily dismissed its claims with prejudice in October 2001.

ISLAND VENTURE CORPORATION, ET AL. V. LEHMAN BROTHERS INC. AND LEHMAN BROTHERS
  SECURITIES ASIA, LTD.

    On February 9, 2001, Island Venture Corporation, Continental Resources Corporation, Recola Investment Corporation, Grand Concord Corporation and Goodwell Industrial Corporation filed a First Amended Complaint in the United States District Court for the District of New Jersey against LBI and Lehman Brothers Securities Asia, Ltd. In July 2001, plaintiffs filed a Second Amended Complaint. The complaint arises in connection with the plaintiffs' purchase of various promissory notes issued by Indonesian companies in 1997 and upon which the issuers have defaulted. It also asserts claims relating to an alleged unauthorized liquidation for $8.5 million of a $10 million Asia Investment Grade Default Note ("Basket Note") issued by Lehman Brothers Holdings PLC. The complaint seeks rescission and damages under various common law theories of mutual mistake, breach of contract, breach of fiduciary duty, negligence, negligent misrepresentation and constructive fraud, as well as asserting claims under Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act"). The plaintiffs seek to recover damages of approximately $60 million on all the notes they purchased and the difference between the liquidation price and the face value of the Basket Note plus lost interest payments.

IPO ALLOCATION CASES

    LBI has been named as a defendant in approximately 192 purported securities class actions that were filed between March and December 2001 in the United States District Court for the Southern District of New York. The actions, which allege improper IPO allocation practices, have been brought by persons who, either directly or in the aftermarket, purchased IPO securities during the period between March 1997 and December 2000. The plaintiffs allege that Lehman and other IPO underwriters required persons receiving allocations of IPO shares to pay excessive commissions on unrelated trades and to purchase shares in the aftermarket at specified escalating prices. The plaintiffs, who seek unspecified compensatory damages, claim that these alleged practices violated various provisions of the federal securities laws, specifically, sections 11, 12(a)(2) and 15 of the Securities Act of 1933 (the "Securities Act"), section 10(b) of the Exchange Act, Rule 10b-5 promulgated thereunder, and section 20(a) of the Exchange Act. The 192 actions in which LBI was named a defendant have been consolidated into 83 cases, each involving a distinct offering. Those 83 consolidated cases, and approximately 240 others in which LBI is not named as a defendant, have been coordinated for pretrial purposes before a single judge.

    On January 2, 2002, a separate consolidated class action, entitled IN RE INITIAL PUBLIC OFFERING ANTITRUST LITIGATION, was filed against LBI, among other underwriters, alleging violations of federal and state antitrust laws. The complaint alleges that the underwriter defendants conspired to require customers who wanted IPO allocations to pay back to the underwriters a percentage of their IPO profits in the form of commissions on unrelated trades, to purchase other, less attractive securities and to buy shares in the aftermarket at predetermined escalating prices. Originally filed as twelve separate class actions in three different courts, the consolidated antitrust action is now pending before a single judge--different from the one hearing the securities cases--in the United States District Court for the Southern District of New York. The antitrust plaintiffs seek unspecified treble damages.

FRED KAUFMAN V. ROGER S. BERLIND, ET AL.

    In June 2001 a shareholder of Holdings filed a derivative action in the United States District Court for the Southern District of New York against Holdings and Holdings' board of directors for the purported benefit of Holdings and its shareholders. The action alleges that the board members breached their fiduciary duties of loyalty and good faith and failed to exercise their duties of due care and due diligence by failing to maintain systems to alert them to the alleged improper IPO allocation practices challenged in the IPO ALLOCATION CASES (see above) and by failing to become informed of the alleged practices. The action seeks unspecified compensatory damages based on the alleged damages that Holdings may suffer if it is found liable in the pending IPO ALLOCATION CASEs. Pursuant to a Stipulation and Order of Dismissal, agreed to by the parties and approved by the court, the case was dismissed without prejudice in November 2001.

YOUNG, ET AL. V. DREISBACH, ET AL.

    On November 1, 2001, this purported class action was filed in the United States District Court for the Northern District of California. The action is brought on behalf of a purported class of investors who purchased the common stock of Metricom, Inc., during the period from June 21, 1999, to July 2, 2001. Plaintiffs name various officers, directors and selling shareholders of Metricom, along with LBI and the four other co-managing underwriters of an offering of Metricom common stock on February 3, 2000. Prior to the commencement of this action, Metricom filed for protection under the federal bankruptcy code. The February 2000 offering raised approximately $500 million. Against the underwriters, plaintiffs allege violations of Sections 11 and 12(2) of the Securities Act and of Section 10(b) of the Exchange Act. The complaint alleges that the prospectus and registration statement for the offering failed to disclose material facts concerning, among other things, Metricom's flawed business plan and marketing strategy. The complaint seeks class action status, damages and "statutory compensation", and attorneys' fees and other costs.

ACTIONS REGARDING FRANK GRUTTADAURIA

    The Company discovered in January 2002 that Frank Gruttadauria, the former branch manager of the Company's Cleveland office, which was acquired in October 2000 from SG Cowen Securities Corporation ("SG Cowen") as part of the purchase by the Company of certain accounts and related assets belonging to SG Cowen's private client group, has apparently been involved in creating false account statements for clients of that office and may have caused unauthorized transfers of funds from client accounts. This conduct has allegedly taken place for a number of years and began well prior to the acquisition of this office by Lehman Brothers. Lehman Brothers continues to investigate the situation and cooperate with law enforcement authorities. Under the terms of the purchase agreement, SG Cowen retained liability for activities arising out of the conduct or operation of the business while owned by SG Cowen.

        ROBERT FAZIO ET AL. V. FRANK GRUTTADAURIA, LEHMAN BROTHERS INC., LEHMAN BROTHERS HOLDINGS INC. ET AL. In February 2002, LBI and Holdings were served with an amended complaint in the United States District Court for the Northern District of Ohio, Eastern Division. The amended complaint alleges violations of section 10(b) of the Exchange Act and Rule 10b-5 thereunder; violations of various NASD and New York Stock Exchange rules; violations of the Racketeer Influenced and Corrupt Organizations Act (RICO); violations of Ohio laws; common law fraud; breach of fiduciary duty; failure to supervise and respondeat superior liability. Plaintiffs seek the amounts in their accounts from various times, alleged as approximately $18.5 million, plus appreciation on that amount, plus all income taxes plaintiffs paid on any non-existent gains; treble damages on the foregoing amounts; statutory relief; punitive damages; pre- and post-judgment interest; attorneys fees and costs and any other relief the court deems appropriate.

        EUNICE POST MELTZER V. LEHMAN BROTHERS INC. AND SG COWEN SECURITIES CORPORATION. In January 2002, LBI was served with a complaint in the United States District Court for the Northern District of Illinois, Eastern Division. The complaint alleges theft, embezzlement and negligent and reckless failure to supervise and that plaintiff has been damaged in excess of $1 million. Plaintiff seeks delivery of all assets allegedly stolen plus interest and dividends, punitive damages, attorneys fees and costs and any other relief the court deems appropriate.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The approximate number of holders of record of the Registrant's Common Stock was 23,030 at February 15, 2002. Information concerning the market for the Registrant's common equity, dividends and related stockholder matters is set forth under the captions "Selected Financial Data" on page 94 of the 2001 Annual Report and "Other Stockholder Information" on page 96 of the 2001 Annual Report, and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

    The Selected Financial Data contained on page 94 of the 2001 Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Management's Discussion and Analysis of Financial Condition and Results of Operations is set forth under the same caption on pages 38 - 57 of the 2001 Annual Report. Such information is incorporated herein by reference and should be read in conjunction with the Consolidated Financial Statements and the Notes thereto contained on pages 58 - 93 of the 2001 Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Management" on pages
53 - 55 of the 2001 Annual Report is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Consolidated Financial Statements of the Registrant and its Subsidiaries together with the Notes thereto and the Report of Independent Auditors thereon required by this Item are contained in the 2001 Annual Report on pages 58 - 93 and are incorporated herein by reference. Condensed unconsolidated financial information of Holdings and notes thereto are set forth in Schedule I beginning on Page F-2 of this report and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information relating to Directors of the Registrant is set forth under the captions "Nominees for Election as Class I Directors to Serve until the 2005 Annual Meeting of Stockholders", "Class II Directors Whose Terms Continue until the 2004 Annual Meeting of Stockholders" and "Class III Directors Whose Terms Continue until the 2003 Annual Meeting of Stockholders" on pages 4 - 6 of the Proxy Statement, and information relating to Executive Officers of the Registrant is set forth under the caption "Executive Officers of the Company" on page 9 of the Proxy Statement, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

    Information relating to executive compensation is set forth under the captions "Compensation of Directors", "Compensation and Benefits Committee Interlocks and Insider Participation", "Compensation of Executive Officers", "Pension Benefits", "Employment Contracts, Termination of Employment and Change of Control Arrangements" and "Performance Graph" on pages 8 and 12 - 17 of the Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information relating to security ownership of certain beneficial owners and management is set forth under the caption "Security Ownership of Principal Stockholders" on page 3 of the Proxy Statement and the caption "Security Ownership of Directors and Executive Officers" on page 10 of the Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information relating to certain relationships and related transactions is set forth under the captions "Certain Transactions and Agreements with Directors and Executive Officers" and "Certain Transactions and Agreements with American Express and Subsidiaries" on pages 18 - 20 of the Proxy Statement and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) 1. Financial Statements:

    The Financial Statements and the Notes thereto and the Report of Independent Auditors thereon incorporated by reference herein and filed as an exhibit hereto are listed on page F-1 hereof by reference to the corresponding page numbers in the 2001 Annual Report.

       2.  Financial Statement Schedules:

    The financial statement schedule and the notes thereto filed as a part hereof are listed on page F-1 hereof.

       3.  Exhibits:

       EXHIBIT
         NO.
---------------------

         3.01           Restated Certificate of Incorporation of the Registrant
                        dated May 27, 1994 (incorporated by reference to Exhibit 3.1 to the Registrant's Transition Report on Form 10-K for the
                        eleven months ended November 30, 1994)

         3.02           Certificate of Designations with respect to the Registrant's
                        5.94% Cumulative Preferred Stock, Series C (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the SEC on May 13, 1998)

         3.03           Certificate of Designations with respect to the Registrant's
                        5.67% Cumulative Preferred Stock, Series D (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed with the SEC on July 23, 1998)

         3.04           Certificate of Designations with respect to the Registrant's
                        Fixed/Adjustable Rate Cumulative Preferred Stock, Series E
                        (incorporated by reference to Exhibit 4.2 to the
                        Registrant's Current Report on Form 8-K filed with the SEC on March 30, 2000)

         3.05           Certificate of Amendment of the Restated Certificate of
                        Incorporation of the Registrant, dated April 9, 2001
                        (incorporated by reference to Exhibit 3.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended February 28, 2001)

         3.06           By-Laws of the Registrant, amended as of March 26, 1997
                        (incorporated by reference to Exhibit 3 to the Registrant's
                        Quarterly Report on Form 10-Q for the quarter ended February
                        28, 1997)

         4.01           Standard multiple series indenture provisions with respect to the senior and subordinated debt securities (incorporated by reference to Exhibit 4(a) to Post-Effective Amendment No.
                        1 to the Registrant's Registration Statement on Form S-3
                        (Reg. No. 33-16141))

         4.02           Indenture with respect to senior debt securities
                        (incorporated by reference to Exhibit 4(b) to Post-
                        Effective Amendment No. 1 to the Registrant's Registration
                        Statement on Form S-3 (Reg. No. 33-16141))

         4.03           First Supplemental Indenture with respect to senior debt
                        securities (incorporated by reference to Exhibit 4(m) to the
                        Registrant's Registration Statement on Form S-3 (Reg. No.
                        33-25797))

         4.04           Second Supplemental Indenture with respect to senior debt
                        securities (incorporated by reference to Exhibit 4(e) to the
                        Registrant's Registration Statement on Form S-3 (Reg.
                        No. 33-49062))

         4.05           Third Supplemental Indenture with respect to senior debt
                        securities (incorporated by reference to Exhibit 4(f) to the
                        Registrant's Registration Statement on Form S-3 (Reg. No.
                        33-46146))

       EXHIBIT
         NO.
---------------------
         4.06           Fourth Supplemental Indenture with respect to senior debt
                        securities (incorporated by reference to Exhibit 4(f) to
                        Registrant's Registration Statement on Form 8-A filed with the SEC on October 7, 1993)

         4.07           Fifth Supplemental Indenture with respect to the senior debt securities (incorporated by reference to Exhibit 4(h) to
                        Post-Effective Amendment No. 1 to the Registrant's
                        Registration Statement on Form S-3 (Reg. No. 33-56615))

         4.08           Sixth Supplemental Indenture with respect to the senior debt securities (incorporated by reference to Exhibit 4(h) to the
                        Registrant's Registration Statement on Form S-3
                        (No. 333-38227))

         4.09           The other instruments defining the rights of holders of the long-term debt securities of the Registrant and its
                        subsidiaries are omitted pursuant to section (b)(4)(iii)(A)
                        of Item 601 of Regulation S-K. The Registrant hereby agrees to furnish copies of these instruments to the Securities and
                        Exchange Commission upon request.

        10.01           Agreement of Tenants-In-Common by and among American Express
                        Company, American Express Bank Ltd., American Express Travel
                        Related Services Company, Inc., Shearson Lehman Brothers
                        Inc., Shearson Lehman Government Securities, Inc. and
                        Shearson Lehman Commercial Paper Incorporated (incorporated by reference to Exhibit 10.1 to the Registrant's Transition
                        Report on Form 10-K for the eleven months ended November 30,
                        1994)

        10.02           Tax Allocation Agreement between Shearson Lehman Brothers
                        Holdings Inc. and American Express Company (incorporated by reference to Exhibit 10.2 to the Registrant's Transition
                        Report on Form 10-K for the eleven months ended November 30,
                        1994)

        10.03+          Lehman Brothers Inc. Executive and Select Employees Plan
                        (incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form S-1 (Reg.
                        No. 33-12976))

        10.04+          Lehman Brothers Holdings Inc. Deferred Compensation Plan for
                        Non-Employee Directors (incorporated by reference to Exhibit
                        10.11 to the Registrant's Registration Statement on
                        Form S-1 (Reg. No. 33-12976))

        10.05           Amended and Restated Agreements of Limited Partnership of
                        Shearson Lehman Hutton Capital Partners II (incorporated by reference to Exhibit 10.48 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1988)

        10.06+          Amended and Restated Lehman Brothers Holdings Inc. 1994
                        Management Ownership Plan as of April 3, 2001 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly
                        Report on Form 10-Q for the quarter ended February 28, 2001)

        10.07+          Amended and Restated Lehman Brothers Holdings Inc. 1996
                        Management Ownership Plan, as of March 31, 2001 (including amendments to Section 3(a) and to Exhibit A(c))*

        10.08+          Lehman Brothers Holdings Inc. Short-Term Executive
                        Compensation Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the
                        quarter ended August 31, 1996)

------------------------

*   Filed herewith

+ Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c)

       EXHIBIT
         NO.
---------------------
        10.09+          Lehman Brothers Holdings Inc. 1996 Short-Term Executive
                        Compensation Plan (incorporated by reference to Exhibit
                        10.26 to the Registrant's Registration Statement on Form S-1
                        (Reg. No. 33-52977))

        10.10+          Amended and Restated Lehman Brothers Holdings Inc. Employee
                        Incentive Plan, as amended through March 31, 2001 (including amendments to Section 3(a) and to Exhibit A(c))*

        10.11+          Lehman Brothers Holdings Inc. Cash Award Plan (incorporated by reference to Exhibit 10.36 to the Registrant's Transition
                        Report on Form 10-K for the Eleven Months ended
                        November 30, 1994)

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

        10.14           A description of the Lehman Brothers Supplemental Executive
                        Retirement Plan is contained under the caption "Pension
                        Benefits" on pages 15 and 16 of the Proxy Statement and is incorporated herein by reference.

        10.15 Purchase and Sale Agreement dated as of October 19, 2001, between MSDW 745, LLC, as seller, and LB 745 LLC, as purchaser*

        10.16 Amendment to Purchase and Sale Agreement dated as of the October 19, 2001, between MSDW 745, LLC, as seller, and LB
                        745 LLC, as purchaser*

        10.17           JV Option Agreement dated November 19, 1998, between
                        Rock-Forty-Ninth LLC and LB 745 LLC (as assignee of MSDW
                        745, LLC)*

        12              Computations in support of ratio of earnings to fixed
                        charges and ratio of earnings to combined fixed charges and preferred stock dividends*

        13              The following portions of the Company's 2001 Annual Report to Stockholders, which are incorporated by reference herein:
                        "Management's Discussion and Analysis of Financial Condition
                        and Results of Operations", pages 38 - 57*; "Consolidated
                        Financial Statements", pages 58 - 93*; "Selected Financial
                        Data", page 94*; and "Other Stockholder Information", page
                        96*.

        21              List of the Registrant's Subsidiaries*

        23              Consent of Ernst & Young LLP*

        24              Powers of Attorney*

------------------------

*   Filed herewith

+ Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c)

    (b) Reports on Form 8-K

       1.  Form 8-K dated September 25, 2001, Items 5 and 7

Financial Statements:

Exhibit 99.2            Consolidated Statement of Income (Three Months Ended
                        August 31, 2001) (Preliminary and Unaudited)

Exhibit 99.3            Consolidated Statement of Income (Nine Months Ended
                        August 31, 2001) (Preliminary and Unaudited)

Exhibit 99.4            Segment Net Revenue Information (Three and Nine Months
                        Ended August 31, 2001) (Preliminary and Unaudited)

Exhibit 99.5            Selected Statistical Information (Preliminary and
                        Unaudited)

       2.  Form 8-K dated October 2, 2001, Item 7

       3.  Form 8-K dated October 5, 2001, Item 7

       4.  Form 8-K dated November 13, 2001, Item 7

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

                                                                LEHMAN BROTHERS HOLDINGS INC.
                                                                        (REGISTRANT)

February 28, 2002

                                                       By:              /s/ DAVID GOLDFARB
                                                            -----------------------------------------
                                                                          David Goldfarb
                                                             Chief Financial Officer and Senior Vice
                                                                            President

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                     SIGNATURES                                   TITLE                    DATE
                     ----------                                   -----                    ----
                                                       Chief Executive Officer and
              /s/ RICHARD S. FULD, JR.                   Chairman of the Board of
     -------------------------------------------         Directors (principal        February 28, 2002
                Richard S. Fuld, Jr.                     executive officer)

                                                       Chief Financial Officer and
                 /s/ DAVID GOLDFARB                      Senior Vice President
     -------------------------------------------         (principal financial and    February 28, 2002
                   David Goldfarb                        accounting officer)

               /s/ MICHAEL L. AINSLIE                  Director
     -------------------------------------------                                     February 28, 2002
                 Michael L. Ainslie

                  /s/ JOHN F. AKERS                    Director
     -------------------------------------------                                     February 28, 2002
                    John F. Akers

                /s/ ROGER S. BERLIND                   Director
     -------------------------------------------                                     February 28, 2002
                  Roger S. Berlind

              /s/ THOMAS H. CRUIKSHANK                 Director
     -------------------------------------------                                     February 28, 2002
                Thomas H. Cruikshank

                  /s/ HENRY KAUFMAN                    Director
     -------------------------------------------                                     February 28, 2002
                    Henry Kaufman

                /s/ JOHN D. MACOMBER                   Director
     -------------------------------------------                                     February 28, 2002
                  John D. Macomber

                  /s/ DINA MERRILL                     Director
     -------------------------------------------                                     February 28, 2002
                    Dina Merrill

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                                                                        PAGE
                                                              -------------------------
                                                              FORM 10-K   ANNUAL REPORT
                                                              ---------   -------------
FINANCIAL STATEMENTS
Report of Independent Auditors..............................              58
Consolidated Statement of Income for the Twelve Months Ended
  November 30, 2001, 2000, and 1999.........................              59
Consolidated Statement of Financial Condition at November
  30, 2001 and 2000.........................................              60 - 61
Consolidated Statement of Changes in Stockholders' Equity
  for the Twelve Months Ended November 30, 2001, 2000, and
  1999......................................................              62 - 63
Consolidated Statement of Cash Flows for the Twelve Months
  Ended November 30, 2001, 2000 and 1999....................              64
Notes to Consolidated Financial Statements..................              65 - 93

FINANCIAL STATEMENT SCHEDULE
Schedule I--Condensed Financial Information of Registrant...     F-2

                                                                      SCHEDULE I

                         LEHMAN BROTHERS HOLDINGS INC.
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            STATEMENT OF OPERATIONS
                             (PARENT COMPANY ONLY)
                                 (IN MILLIONS)

                                                                      TWELVE MONTHS ENDED NOVEMBER 30
                                                                   --------------------------------------
                                                                     2001           2000           1999
                                                                   --------       --------       --------
Revenues
  Interest and dividends....................................        $4,162         $2,667         $2,218
  Principal transactions and other..........................           404            247           (128)
                                                                    ------         ------         ------
      Total revenues........................................         4,566          2,914          2,090
  Interest expense..........................................         4,364          2,813          2,200
                                                                    ------         ------         ------
      Net revenues..........................................           202            101           (110)

Equity in net income of subsidiaries........................         1,628          1,894          1,418
Non-interest expenses.......................................           333            455            350
Special charge..............................................            76             --             --
                                                                    ------         ------         ------
Income before taxes.........................................         1,421          1,540            958
  Provision/(benefit) for income taxes......................           166           (235)          (174)
                                                                    ------         ------         ------
Net income..................................................        $1,255         $1,775         $1,132
                                                                    ======         ======         ======
Net income applicable to common stock.......................        $1,161         $1,679         $1,037
                                                                    ======         ======         ======

          See notes to condensed financial information of Registrant.

                                                                      SCHEDULE I

                         LEHMAN BROTHERS HOLDINGS INC.
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                 BALANCE SHEET
                             (PARENT COMPANY ONLY)
                    (IN MILLIONS, EXCEPT FOR PER SHARE DATA)

                                                                        NOVEMBER 30
                                                                  -----------------------
                                                                    2001           2000
                                                                  --------       --------
ASSETS
Cash and cash equivalents...................................      $   566        $   450
Securities and other financial instruments owned (including
  $7,057 million of securities pledged during 2001).........       11,296          7,512
Securities purchased under agreements to resell.............        5,899         16,113
Equity in net assets of subsidiaries........................        7,982          7,577
Receivables and accrued interest............................          494            828
Due from subsidiaries.......................................       35,930         23,708
Other assets................................................        2,535          1,796
                                                                  -------        -------
    Total assets............................................      $64,702        $57,984
                                                                  =======        =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Commercial paper and short-term debt........................      $ 1,858        $ 4,168
Securities and other financial instruments sold but not yet
  purchased.................................................          984            244
Securities sold under agreements to repurchase..............       10,061          7,316
Accrued liabilities, due to subsidiaries and other
  payables..................................................       12,426          9,882
Senior notes................................................       29,982         27,511
Subordinated indebtedness...................................          932            932
                                                                  -------        -------
    Total liabilities.......................................       56,243         50,053
                                                                  -------        -------

Commitments and contingencies
Preferred securities subject to mandatory redemption........           --            150
Stockholders' equity:
  Preferred stock...........................................          700            700
  Common stock, $0.10 par value; shares authorized:
    600,000,000 in 2001 and 300,000,000 in 2000; shares
    issued: 256,178,907 in 2001 and 251,629,126 in 2000;
    shares outstanding: 237,534,091 in 2001 and 236,395,332
    in 2000.................................................           25             25
  Additional paid-in capital................................        3,562          3,589
  Accumulated other comprehensive income (net of tax).......          (10)            (8)
  Retained earnings.........................................        4,798          3,713
  Other stockholders' equity, net...........................          746            597

  Common stock in treasury, at cost: 18,644,816 shares in
    2001 and 15,233,794 shares in 2000......................       (1,362)          (835)
                                                                  -------        -------
    Total stockholders' equity..............................        8,459          7,781
                                                                  -------        -------
    Total liabilities and stockholders' equity..............      $64,702        $57,984
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

                                                                      SCHEDULE I

                         LEHMAN BROTHERS HOLDINGS INC.
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENT OF CASH FLOWS
                             (PARENT COMPANY ONLY)
                                 (IN MILLIONS)

                                                                   TWELVE MONTHS ENDED
                                                                       NOVEMBER 30
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income..................................................  $  1,255   $ 1,775    $  1,132
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
  Equity in net income of subsidiaries......................    (1,628)   (1,894)     (1,418)
  Dividends received........................................     1,252       634         145
  Tax benefit from issuance of stock based awards...........       549       373          90
  Amortization of deferred stock compensation...............       544       520         363
  Special charge............................................       127        --          --
  Other adjustments.........................................       103      (104)        244
Net change in:
  Securities and other financial instruments owned..........    (2,998)      278       1,992
  Accounts receivable and accrued interest, due from
    subsidiaries and other assets...........................   (12,627)    2,734       4,580
  Securities and other financial instruments sold but not
    yet purchased...........................................       740        24         139
  Accrued liabilities, due to subsidiaries and other
    payables................................................     2,677       664       4,504
                                                              --------   -------    --------
    Net cash provided by (used in) operating activities.....   (10,006)    5,004      11,771
                                                              --------   -------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of senior notes......................     6,794    10,020       5,843
Principal payments of senior notes..........................    (5,163)   (6,629)     (4,680)
Proceeds from issuance of subordinated indebtedness.........        --        --         732
Net proceeds from (payments for) commercial paper and
  short-term debt...........................................    (2,310)       81      (1,016)
Resale agreements net of repurchase agreements..............    12,959    (8,456)    (11,259)
Payments for repurchase of preferred stock..................      (100)      (88)       (220)
Payments for treasury stock purchases.......................    (1,676)   (1,203)       (256)
Dividends paid..............................................      (163)     (149)       (139)
Issuances of common stock...................................        54        99           8
Issuances of preferred stock, net of issuance costs.........        --       250          --
                                                              --------   -------    --------
    Net cash provided by (used in) financing activities.....    10,395    (6,075)    (10,987)
                                                              --------   -------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, equipment and leasehold improvements,
  net.......................................................      (103)       --          --
Equity in net assets of subsidiaries........................       (29)       (7)       (280)
Capital distributions received..............................        --       244          95
Capital infusions paid......................................      (141)     (197)       (270)
                                                              --------   -------    --------
    Net cash provided by (used in) investing activities.....      (273)       40        (455)
                                                              --------   -------    --------
    Net change in cash and cash equivalents.................       116    (1,031)        329
Cash and cash equivalents, beginning of period..............       450     1,481       1,152
                                                              --------   -------    --------
  Cash and cash equivalents, end of period..................  $    566   $   450    $  1,481
                                                              ========   =======    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (IN MILLIONS)

Interest paid totaled $3,138 in 2001, $2,151 in 2000 and $2,177 in 1999. Income taxes received totaled $481 in 2001, $418 in 2000 and $332 in 1999.

NON-CASH INVESTING AND FINANCING ACTIVITIES IN 2000 (IN MILLIONS)

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

                                                                      SCHEDULE I

                         LEHMAN BROTHERS HOLDINGS INC.

             NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                             (PARENT COMPANY ONLY)

NOTE 1. BASIS OF PRESENTATION

    The condensed financial statements of Lehman Brothers Holdings Inc. ("Holdings") should be read in conjunction with the consolidated financial statements of Lehman Brothers Holdings Inc. and subsidiaries (collectively, the "Company") and the notes thereto.

    Certain amounts reflect reclassifications to conform to the current period's presentation.

NOTE 2. SPECIAL CHARGE

    As a result of the September 11, 2001 terrorist attack, Holdings' leased facilities in the World Trade Center ("WTC") were destroyed and its leased and owned facilities in the World Financial Center ("WFC") complex (including the 3 World Financial Center building owned jointly with American Express) were significantly damaged. All employees and operations in the downtown New York area were displaced. Key business activities and necessary support functions were quickly relocated to back-up facilities in New Jersey and to various other temporary sites.

    Holdings and the Company have been informed that the facilities in the World Financial Center complex can be repaired; however, the damage to many of the floors that had been occupied by the Company at the 3 WFC location is significant. A repair and remediation plan is currently underway although a completion date has not been finalized. Consequently, Holdings purchased a new one million square foot building at 745 Seventh Avenue in New York City during the fourth quarter and is relocating its principal executive and operating offices to this site in 2002. New long-term lease agreements were also executed for other space in midtown Manhattan. As a result, the Company is currently evaluating its space needs and exploring alternatives with respect to 3 WFC and the other downtown New York facilities.

    The Company has significant levels of insurance in place to cover the losses resulting from the terrorist attacks including a policy covering damage to the core and shell of the 3 WFC building and a separate policy covering the property damage of the WTC and WFC facilities, losses resulting from business interruption and extra expenses associated with the Company's relocation to, and occupancy of, the temporary facilities.

    Consequently, Holdings' recognized a pre-tax special charge of $76 million ($42 million after-tax) associated with the net losses stemming from the events of September 11, 2001. The losses and costs include the write-off of property damaged, destroyed or abandoned at the Company's downtown facilities (approximately $127 million), compensation paid to employees in lieu of utilizing external consultants for business recovery efforts and to employees for the time they were idled (approximately $39 million), and other costs associated with redeployment of the Company's workforce to the temporary facilities (approximately $30 million). The losses and costs were offset by estimated insurance recoveries of $120 million.

    The charge does not reflect any loss resulting from the damage to the core and shell of the Company's 3 WFC facility, as this amount is not yet known. However, the Company believes that any loss will be fully recoverable under the Company's building core and shell insurance policy.

    The insurance recovery recorded through November 30, 2001 has been limited to the net historical book value of assets believed damaged, destroyed or abandoned and the out-of-pocket costs for certain extra expenses incurred during the period.

                         LEHMAN BROTHERS HOLDINGS INC.

                             (PARENT COMPANY ONLY)

NOTE 3. LONG-TERM DEBT

                                                      U.S. DOLLAR         NON-U.S. DOLLAR         NOVEMBER 30
                                                  -------------------   -------------------   -------------------
                                                   FIXED     FLOATING    FIXED     FLOATING
                                                    RATE       RATE       RATE       RATE       2001       2000
                                                  --------   --------   --------   --------   --------   --------
                                                                           (IN MILLIONS)
Senior Notes
Maturing in Fiscal 2001.........................                                                         $ 4,394
Maturing in Fiscal 2002.........................  $ 1,667     $2,987     $  381     $  756    $ 5,791      5,186
Maturing in Fiscal 2003.........................    2,309      2,252        572        510      5,643      4,810
Maturing in Fiscal 2004.........................    1,742      1,103        967        553      4,365      3,346
Maturing in Fiscal 2005.........................    2,348        550        127        531      3,556      3,521
Maturing in Fiscal 2006.........................    3,036         55        457        269      3,817      1,252
December 1, 2006 and thereafter.................    5,704         40        909        157      6,810      5,002
                                                  -------     ------     ------     ------    -------    -------
  Senior Notes..................................   16,806      6,987      3,413      2,776     29,982     27,511
                                                  -------     ------     ------     ------    -------    -------

Subordinated Indebtedness
  December 1, 2005 and thereafter...............      932                                         932        932
                                                  -------     ------     ------     ------    -------    -------
Long-Term Debt..................................  $17,738     $6,987     $3,413     $2,776    $30,914    $28,443
                                                  =======     ======     ======     ======    =======    =======

    Of the Company's long-term debt outstanding as of November 30, 2001, $648 million is repayable prior to maturity at the option of the holder, at par value. These obligations are reflected in the above table at their put dates, which range from fiscal 2002 to fiscal 2003, rather than at their contractual maturities, which range from fiscal 2004 to fiscal 2026. In addition, $1,303 million of the Company's long-term debt is redeemable prior to maturity at the option of the Company under various terms and conditions. These obligations are reflected in the above table at their contractual maturity dates.

    As of November 30, 2001, the Company's U.S. dollar debt portfolio included approximately $533 million of debt for which the interest rates and/or redemption values have been linked to various indices including industry baskets of stocks or commodities. Generally, such notes are issued as floating rate notes or the interest rates on such index notes are effectively converted to floating rates based primarily on LIBOR through the use of interest rate and currency swaps.

    At November 30, 2001 and 2000, Subordinated Indebtedness includes
$710 million, which has been classified as "Preferred Securities Subject to Mandatory Redemption" on the Company's Consolidated Statement of Financial Condition.

END-USER DERIVATIVE ACTIVITIES

    The Company utilizes interest rate swaps as an end-user to modify the interest rate characteristics of its long-term debt portfolio and certain secured financing activities. Effective 2001, the Company adopted SFAS No. 133, and as such all end-user derivatives at November 30, 2001 are recorded at fair value on the balance sheet (see Note 1 to the Company's Consolidated Financial Statements for more information). The Company adjusted the carrying value of a substantial portion of the Company's fixed rate debt to a modified mark-to-market value in accordance with SFAS No. 133, as the debt was designated as the hedged item in a fair value hedge.

                         LEHMAN BROTHERS HOLDINGS INC.

                             (PARENT COMPANY ONLY)

    At November 30, 2001 and November 30, 2000, the notional values of the Company's interest rate and currency swaps related to its long-term debt obligations were approximately $25.9 billion and $21.2 billion, respectively. In terms of notional amounts outstanding, these derivative products mature as follows:

                                    FAIR VALUE HEDGE                     OTHER(2)             NOVEMBER 30
                                   -------------------              -------------------   -------------------
                                                NON-                             NON-
                                     U.S.       U.S.      CROSS-      U.S.       U.S.
                                    DOLLAR     DOLLAR    CURRENCY    DOLLAR     DOLLAR      2001       2000
                                   --------   --------   --------   --------   --------   --------   --------
                                                                 (IN MILLIONS)
Maturing in Fiscal 2001..........                                                                    $ 2,519
Maturing in Fiscal 2002..........  $ 1,263     $  394     $  414     $  987     $ 255     $ 3,313      3,447
Maturing in Fiscal 2003..........    2,198        570        110        948        69       3,895      3,519
Maturing in Fiscal 2004..........    1,460        716        733      1,138        66       4,113      2,568
Maturing in Fiscal 2005..........    2,153         91        718         45        --       3,007      3,010
Maturing in Fiscal 2006..........    2,900        447        486         90       177       4,100      1,333
December 1, 2006 and
  thereafter.....................    5,552        862        866         59       180       7,519      4,851
                                   -------     ------     ------     ------     -----     -------    -------
Total............................  $15,526     $3,080     $3,327     $3,267     $ 747     $25,947    $21,247
                                   =======     ======     ======     ======     =====     =======    =======

Weighted-average rate(1)
Receive rate.....................     7.48%      4.67%      4.24%      2.91%     4.44%       5.93%      6.72%
Pay rate.........................     3.15%      3.83%      2.93%      2.57%     4.04%       3.03%      7.26%

------------------------

(1) Weighted-average interest rates were calculated utilizing non-U.S. dollar interest rates, where applicable.

(2) Other derivatives include basis swaps and hedges of embedded derivatives.

                         LEHMAN BROTHERS HOLDINGS INC.

                             (PARENT COMPANY ONLY)

    The Company's end-user derivative activities resulted in the following changes to the Company's mix of fixed and floating rate debt and effective weighted-average rates of interest:

                                                                     NOVEMBER 30, 2001
                                                                  ------------------------
                                                         LONG-TERM DEBT            WEIGHTED-AVERAGE(1)
                                                     -----------------------   ----------------------------
                                                       BEFORE       AFTER                    EFFECTIVE RATE
                                                        END          END       CONTRACTUAL     AFTER END
                                                        USER         USER       INTEREST          USER
                                                     ACTIVITIES   ACTIVITIES      RATE         ACTIVITIES
                                                     ----------   ----------   -----------   --------------
                                                          (IN MILLIONS)
USD Obligations
    Fixed Rate.....................................    $17,738      $ 1,158
    Floating Rate..................................      6,987       26,950
                                                       -------      -------
                                                        24,725       28,108
Non-USD Obligations................................      6,189        2,806
                                                       -------      -------
Total..............................................    $30,914      $30,914        5.39%          2.96%
                                                       =======      =======        ====           ====

                                                                     NOVEMBER 30, 2000
                                                                  ------------------------
                                                         LONG-TERM DEBT            WEIGHTED-AVERAGE(1)
                                                     -----------------------   ----------------------------
                                                       BEFORE       AFTER                    EFFECTIVE RATE
                                                        END          END       CONTRACTUAL     AFTER END
                                                        USER         USER       INTEREST          USER
                                                     ACTIVITIES   ACTIVITIES      RATE         ACTIVITIES
                                                     ----------   ----------   -----------   --------------
                                                          (IN MILLIONS)
USD Obligations
    Fixed Rate.....................................    $15,604      $ 1,104
    Floating Rate..................................      7,402       24,964
                                                       -------      -------
                                                        23,006       26,068
Non-USD Obligations................................      5,437        2,375
                                                       -------      -------
Total..............................................    $28,443      $28,443        6.83%          7.23%
                                                       =======      =======        ====           ====

------------------------

(1) Weighted-average interest rates were calculated utilizing non-US dollar interest rates, where applicable.

                         LEHMAN BROTHERS HOLDINGS INC.

                             (PARENT COMPANY ONLY)

NOTE 4. SECURITIES PLEDGED AS COLLATERAL

    The Company enters into secured borrowing and lending transactions to finance trading inventory positions, obtain securities for settlement, and meet customers' needs. The Company primarily receives collateral in connection with resale agreements. The Company is generally permitted to sell or repledge these securities held as collateral and use the securities to secure repurchase agreements or deliver to counterparties to cover short positions. At
November 30, 2001, the fair value of securities received as collateral that have not been sold or repledged totaled approximately $2.1 billion. The gross fair value of securities received as collateral where the Company was permitted to sell or repledge the securities was approximately $6.1 billion. Of this collateral, approximately $4.0 billion has been sold or repledged, generally as collateral under repurchase agreements or to cover securities and other financial instruments sold but not yet purchased.

    A reconciliation of the amount of unencumbered securities and other financial instruments owned at November 30, 2001 follows:

                                                                        NOVEMBER 30, 2001
                                                              -------------------------------------
                                                              SECURITIES AND
                                                              OTHER FINANCIAL
                                                                INSTRUMENTS      AMOUNT
                                                                   OWNED        PLEDGED      NET
                                                              ---------------   --------   --------
                                                                          (IN MILLIONS)
Securities and other financial instruments owned:
  Mortgages and mortgaged-backed............................      $ 8,355        $6,853     $1,502
  Derivatives and other contractual agreements..............        1,722            --      1,722
  Corporate debt and other..................................        1,219           204      1,015
                                                                  -------        ------     ------
Total.......................................................      $11,296        $7,057     $4,239
                                                                  =======        ======     ======

NOTE 5. COMMITMENTS AND CONTINGENCIES

    The Company has guaranteed certain of its subsidiaries' unsecured lines of credit and other contractual obligations.

NOTE 6. RELATED PARTY TRANSACTIONS

    In the normal course of business, Holdings engages in various securities trading and financing activities with many of its subsidiaries (the "Related Parties"). Various charges, such as compensation and benefits, occupancy, administration and computer processing are allocated between the Related Parties, based upon specific identification and allocation methods. Included in non-interest expenses were management fees paid to Holdings of approximately $98 million, $29 million and $57 million for 2001, 2000 and 1999, respectively.

    In addition, Holdings and subsidiaries of Holdings raise money through short- and long-term funding in capital markets, which is used to fund the operations of certain of the Company's wholly owned subsidiaries. Advances from Holdings to affiliates were approximately $35.9 billion and $23.7 billion at November 30, 2001 and 2000, respectively. In addition, Holdings had advances from subsidiaries aggregating $10.7 billion and $7.0 billion at November 30, 2001 and 2000, respectively.

                         LEHMAN BROTHERS HOLDINGS INC.

                             (PARENT COMPANY ONLY)

    At November 30, 2001, Holdings had $5.7 billion of securities purchased under agreements to resell and $8.7 billion of securities sold under agreements to repurchase with Related Parties.

    Holdings believes that amounts arising through related party transactions, including those allocated expenses referred to above, are reasonable and approximate the amounts that would have been recorded if Holdings operated as an unaffiliated entity.

    Dividends and capital distributions declared to Holdings by its subsidiaries and affiliates were $1,252 million in 2001, $878 million in 2000 and $240 million in 1999.