Form 10-Q
period 2002-02-28
LEHMAN BROTHERS HOLDINGS INC
filed 2002-04-15
CIK 806085

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

     |X|         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2002

                                       OR

     |_|         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                          COMMISSION FILE NUMBER 1-9466

                          LEHMAN BROTHERS HOLDINGS INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                                         13-3216325
(State or other jurisdiction of incorporation     (I.R.S. Employer Identification No.)
             or organization)

       745 SEVENTH AVENUE
       NEW YORK, NEW YORK                                           10019
      (Address of princip                                         (Zip Code)
        executive offices)

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

AS OF MARCH 31, 2002, 244,042,186 SHARES OF THE REGISTRANT'S COMMON STOCK, PAR VALUE $0.10 PER SHARE, WERE OUTSTANDING.


================================================================================

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES

                                    FORM 10-Q

                     FOR THE QUARTER ENDED FEBRUARY 28, 2002

                                      INDEX

   PART I.      FINANCIAL INFORMATION                                                                             PAGE
                ---------------------                                                                            NUMBER
                                                                                                                 ------
                Item 1.    Financial Statements - (unaudited)

                                Consolidated Statement of Income -
                                Three Months Ended
                                February 28, 2002 and February 28, 2001....................................        2

                                Consolidated Statement of Financial Condition -
                                February 28, 2002 and November 30, 2001....................................        3

                                Consolidated Statement of Cash Flows -
                                Three Months Ended
                                February 28, 2002 and February 28, 2001....................................        5

                                Notes to Consolidated Financial Statements.................................        6

                Item 2.    Management's Discussion and Analysis of
                           Financial Condition and Results of Operations...................................        16

                Item 3.    Quantitative and Qualitative Disclosures About Market Risk......................        30

   PART II.     OTHER INFORMATION
                -----------------

                Item 1.    Legal Proceedings...............................................................        31

                Item 6.    Exhibits and Reports on Form 8-K................................................        33

   SIGNATURE...............................................................................................        35

   EXHIBIT INDEX...........................................................................................        36

   EXHIBITS

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION

ITEM 1               FINANCIAL STATEMENTS
                     --------------------

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                Three months ended
                                                          ------------------------------
                                                           February 28     February 28
                                                              2002            2001
                                                          -------------   --------------
Revenues
     Principal transactions                                   $  569          $  998
     Investment banking                                          470             483
     Commissions                                                 289             278
     Interest and dividends                                    2,886           4,981
     Other                                                        12              12
                                                          -------------   --------------
         Total revenues                                        4,226           6,752
Interest expense                                               2,620           4,869
                                                          -------------   --------------
         Net revenues                                          1,606           1,883
                                                          -------------   --------------
Non-interest expenses
     Compensation and benefits                                   819             960
     Technology and communications                               122             112
     Brokerage and clearance                                      75              77
     Occupancy                                                    69              41
     Business development                                         34              50
     Professional fees                                            20              47
     Other                                                        27              23
                                                          -------------   --------------
         Total non-interest expenses                           1,166           1,310
                                                          -------------   --------------
Income from operations before taxes and dividends on
  trust preferred securities                                     440             573
     Provision for income taxes                                  128             172
     Dividends on trust preferred securities                      14              14
                                                          -------------   --------------
Net income                                                    $  298          $  387
                                                          =============   ==============
Net income applicable to common stock                         $  262          $  375
                                                          =============   ==============


Earnings per common share
     Basic                                                    $ 1.07          $ 1.52
                                                          =============   ==============
     Diluted                                                  $ 0.99          $ 1.39
                                                          =============   ==============





                 See notes to consolidated financial statements.

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                                   (UNAUDITED)
                                  (IN MILLIONS)

                                                                         February 28        November 30
                                                                            2002                2001
                                                                       ---------------    ---------------
ASSETS
Cash and cash equivalents                                                 $  2,523          $  2,561

Cash and securities segregated and on deposit for regulatory and
  other purposes                                                             3,322             3,289

Securities and other financial instruments owned:
     Mortgages and mortgage-backed                                          29,136            33,210
     Governments and agencies                                               22,874            24,101
     Derivatives and other contractual agreements                           11,078            11,555
     Corporate debt and other                                                9,394            10,918
     Corporate equities                                                      7,518             8,302
     Certificates of deposit and other money market instruments              2,862             2,759
                                                                       ----------------------------------
             Subtotal                                                       82,862            90,845
     Securities owned pledged as collateral                                 41,028            28,517
                                                                       ----------------------------------
                                                                           123,890           119,362
                                                                       ----------------------------------

Collateralized short-term agreements:
     Securities purchased under agreements to resell                        91,211            83,278
     Securities borrowed                                                    19,561            17,994

Receivables:
     Brokers, dealers and clearing organizations                             3,071             3,455
     Customers                                                              10,595            12,123
     Others                                                                  1,482             1,479

Property, equipment and leasehold improvements (net of
  accumulated depreciation and amortization of $467 in 2002 and
  $424 in 2001)
                                                                             1,636             1,495

Other assets                                                                 2,588             2,613

Excess of cost over fair value of net assets acquired (net of
  accumulated amortization of $152 in 2002 and $151 in 2001)                   182               167
                                                                       ---------------   ----------------
     Total assets                                                         $260,061          $247,816
                                                                       ===============   ================




                 See notes to consolidated financial statements.

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF FINANCIAL CONDITION - (CONTINUED)
                                   (UNAUDITED)
                        (IN MILLIONS, EXCEPT SHARE DATA)


                                                                               February 28       November 30
                                                                                  2002              2001
                                                                            ----------------  -----------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Commercial paper and short-term debt                                           $   3,201          $   4,865
Securities and other financial instruments sold but not yet purchased:
     Governments and agencies                                                     35,658             25,547
     Derivatives and other contractual agreements                                 10,129             10,324
     Corporate debt and other                                                      9,336              6,482
     Corporate equities                                                            7,367              8,977
                                                                            ----------------  -----------------
                                                                                  62,490             51,330
                                                                            ----------------  -----------------
Collateralized short-term financing:
     Securities sold under agreements to repurchase                              110,714            105,079
     Securities loaned                                                            12,324             12,541
Payables:
     Brokers, dealers and clearing organizations                                   1,342              2,805
     Customers                                                                    12,099             13,831
Accrued liabilities and other payables                                            10,548              9,895
Long-term debt:
     Senior notes                                                                 35,274             35,373
     Subordinated indebtedness                                                     2,711              2,928
                                                                            ----------------  -----------------
         Total liabilities                                                       250,703            238,647
                                                                            ----------------  -----------------

Commitments and contingencies

Preferred securities subject to mandatory redemption                                 710                710

STOCKHOLDERS' EQUITY

Preferred stock                                                                      700                700
Common stock, $0.10 par value;
  Shares authorized:  600,000,000 in 2002 and 2001;
  Shares issued:  256,314,463 in 2002 and 256,178,907 in 2001;
  Shares outstanding:  244,169,647 in 2002 and 237,534,091 in 2001                    25                 25
Additional paid-in capital                                                         3,205              3,562
Accumulated other comprehensive income (net of tax)                                  (11)               (10)
Retained earnings                                                                  5,039              4,798
Other stockholders' equity, net                                                      573                746
Common stock in treasury, at cost:  12,144,816 shares in 2002 and
  18,644,816 shares in 2001                                                         (883)            (1,362)
                                                                            ----------------  -----------------
         Total stockholders' equity                                                8,648              8,459
                                                                            ----------------  -----------------
         Total liabilities and stockholders' equity                            $ 260,061          $ 247,816
                                                                            ================  =================


                 See notes to consolidated financial statements.

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                  (IN MILLIONS)

                                                                                         Three Months Ended
                                                                                ------------------------------------
                                                                                   February 28         February 28
                                                                                      2002                2001
                                                                                ----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                          $    298           $    387
Adjustments to reconcile net income to net cash provided by (used in)
    operating activities:
     Depreciation and amortization                                                        52                 38
       Tax benefit from issuance of stock-based awards                                    35                 65
     Amortization of deferred stock compensation                                         137                127
     Other adjustments                                                                    23                 17
Net change in:
     Cash and securities segregated and on deposit                                       (33)              (854)
     Securities and other financial instruments owned                                 (5,027)            (8,377)
     Securities borrowed                                                              (1,567)            (1,183)
     Receivables from brokers, dealers and clearing organizations                        384             (1,307)
     Receivables from customers                                                        1,528             (2,051)
     Securities and other financial instruments sold but not yet purchased            11,160              9,471
     Securities loaned                                                                  (217)             2,897
     Payables to brokers, dealers and clearing organizations                          (1,463)               204
     Payables to customers                                                            (1,732)             2,600
     Accrued liabilities and other payables                                              638               (249)
     Other operating assets and liabilities, net                                          55               (193)
                                                                                ----------------    ----------------
         Net cash provided by operating activities                                     4,271              1,592
                                                                                ----------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of senior notes                                                 1,925              2,485
Principal payments of senior notes                                                    (1,545)            (2,059)
Principal payments of subordinated indebtedness                                         (221)              (194)
Net payments for commercial paper and short-term debt                                 (1,664)              (929)
Resale agreements net of repurchase agreements                                        (2,298)            (2,609)
Payments for treasury stock purchases                                                   (254)              (679)
Dividends paid or accrued                                                                (58)               (30)
Issuances of common stock                                                                  1                 26
Payments for repurchases of preferred stock                                               --               (100)
                                                                                ----------------    ----------------
         Net cash used in financing activities                                        (4,114)            (4,089)
                                                                                ----------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, equipment and leasehold improvements, net                         (179)              (128)
Acquisition, net of cash acquired                                                        (16)                --
                                                                                ----------------    ----------------
         Net cash used in investment activities                                         (195)              (128)
                                                                                ----------------    ----------------
         Net change in cash and cash equivalents                                         (38)            (2,625)
                                                                                ----------------    ----------------
Cash and cash equivalents, beginning of period                                         2,561              5,160
                                                                                ----------------    ----------------
           Cash and cash equivalents, end of period                                 $  2,523           $  2,535
                                                                                ================    ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (IN MILLIONS)
Interest paid totaled $2,682 and $5,006 for the three months ended February 28, 2002 and February 28, 2001, respectively. Income taxes paid totaled $21 and $137 for the three months ended February 28, 2002 and February 28, 2001, respectively.

                 See notes to consolidated financial statements.

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION:

The consolidated financial statements include the accounts of Lehman Brothers Holdings Inc. ("Holdings") and subsidiaries (collectively, the "Company" or "Lehman Brothers"). Lehman Brothers is one of the leading global investment banks serving institutional, corporate, government and high-net-worth individual clients and customers. The Company's worldwide headquarters in New York and regional headquarters in London and Tokyo are complemented by offices in additional locations in North America, Europe, the Middle East, Latin America and the Asia Pacific Region. The Company is engaged primarily in providing financial services. The principal U.S. subsidiary of Holdings is Lehman Brothers Inc. ("LBI"), a registered broker-dealer. All material intercompany accounts and transactions have been eliminated in consolidation. The Company's financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC") with respect to the Form 10-Q and reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Pursuant to such rules and regulations, certain footnote disclosures which are normally required under generally accepted accounting principles have been omitted. It is recommended that these consolidated financial statements be read in conjunction with the audited consolidated financial statements incorporated by reference in Holdings' Annual Report on Form 10-K for the twelve months ended November 30, 2001 (the "Form 10-K"). The Consolidated Statement of Financial Condition at November 30, 2001 was derived from the audited financial statements.

The nature of the Company's business is such that the results of any interim period may vary significantly from quarter to quarter and may not be indicative of the results to be expected for the fiscal year. Certain prior period amounts reflect reclassifications to conform to the current period's presentation.

2.       EVENTS OF SEPTEMBER 11, 2001:

As a result of the September 11, 2001 terrorist attack, the Company's leased facilities in the World Trade Center were destroyed and its leased and owned facilities in the World Financial Center complex (including the 3 World Financial Center building owned jointly with American Express) were significantly damaged.

During the fourth quarter of 2001, the Company recognized a pretax special charge of $127 million ($71 million after-tax) associated with the net losses stemming from the events of September 11, 2001. These losses and costs included the write-off of property damaged, destroyed or abandoned at the Company's downtown facilities (approximately $340 million), compensation paid to employees in lieu of utilizing external consultants for business recovery efforts and to employees for the time they were idled (approximately $100 million), costs incurred to maintain the facilities while they are unusable (approximately $16 million), and other costs associated with redeployment of the Company's workforce to the temporary facilities (approximately $31 million). The losses and costs were offset by estimated insurance recoveries of $360 million. All expenses associated with the Company's use of temporary facilities during this period were reflected as part of occupancy or technology and communications expenses in the consolidated statement of income for the fiscal year ended November 30, 2001, incorporated by reference in the Form 10-K.

In the first quarter of 2002, the Company incurred special costs resulting from the terrorist attack of approximately $12 million related to technology restoration and other costs associated with unusable facilities, which were fully offset by estimated insurance recoveries. In addition, during the first quarter of 2002, the Company incurred costs of approximately $9 million to repair damage incurred to the core and shell of the Company's 3 World Financial Center facility, which were fully offset by estimated insurance recoveries. The repair of the 3 World Financial Center facility is ongoing and is expected to be fully recoverable under the Company's building core and shell insurance policy.

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


For further information regarding the special charge recognized during the fourth quarter of 2001 and the effects of the terrorist attack, refer to Note 2 to the Consolidated Financial Statements incorporated by reference in the Form 10-K.

3.       LONG-TERM DEBT:

During the three months ended February 28, 2002, the Company issued $1,925 million of long-term debt (all of which were senior notes). Of the total issuances during the period, $1,038 million were U.S. dollar fixed rate, $525 million were U.S. dollar floating rate, $151 million were foreign currency denominated fixed rate, and $211 million were foreign currency denominated floating rate. These issuances were primarily utilized to refinance current maturities of long-term debt in 2002 and to increase total capital (stockholders' equity, long-term debt and preferred securities subject to mandatory redemption).

The Company's floating rate new issuances contain contractual interest rates based primarily on London Interbank Offered Rates ("LIBOR"). All of the Company's fixed rate new issuances were effectively converted to floating rate obligations through the use of interest rate swaps. Of the foreign denominated new issuances totaling $362 million, $137 million were effectively swapped to U.S. Dollars, with the remainder match funding foreign currency denominated capital needs.

The Company had $1,545 million of long-term debt mature during the three months ended February 28, 2002. Long-term debt at February 28, 2002, scheduled to mature within one year totaled $7,649 million.

4.       CAPITAL REQUIREMENTS:

The Company operates globally through a network of subsidiaries, with several subject to regulatory requirements. In the United States, LBI, as a registered broker-dealer, is subject to SEC Rule 15c3-1, the Net Capital Rule, which requires LBI to maintain net capital of not less than the greater of 2% of aggregate debit items arising from customer transactions, as defined, or 4% of funds required to be segregated for customers' regulated commodity accounts, as defined. At February 28, 2002, LBI's regulatory net capital, as defined, of $1,662 million exceeded the minimum requirement by $1,549 million.

Lehman Brothers International (Europe) ("LBIE"), a United Kingdom registered broker-dealer and subsidiary of Holdings, is subject to the capital requirements of the Financial Services Authority ("FSA") of the United Kingdom. Financial resources, as defined, must exceed the total financial resources requirement of the FSA. At February 28, 2002, LBIE's financial resources of approximately $2,340 million exceeded the minimum requirement by approximately $650 million. Lehman Brothers Japan Inc.'s Tokyo branch, a regulated broker-dealer, is subject to the capital requirements of the Financial Services Agency and at February 28, 2002, had net capital of approximately $259 million which was approximately $90 million in excess of the specified levels required. Lehman Brothers Bank, FSB (the "Bank"), the Company's thrift subsidiary, is regulated by the Office of Thrift Supervision ("OTS"). The Bank exceeds all regulatory capital requirements and is considered well capitalized by the OTS. Certain other non-U.S. subsidiaries are subject to various securities, commodities and banking regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. At February 28, 2002, these other subsidiaries were in compliance with their applicable local capital adequacy requirements. In addition, the Company's "AAA" rated derivatives subsidiaries, Lehman Brothers Financial Products Inc. ("LBFP") and Lehman Brothers Derivative Products Inc. ("LBDP"), have established certain capital and operating restrictions which are reviewed by various rating agencies. At February 28, 2002, LBFP and LBDP each had capital which exceeded the requirement of the most stringent rating agency by approximately $76 million and $28 million, respectively.

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The regulatory rules referred to above, and certain covenants contained in various debt agreements, may restrict Holdings' ability to withdraw capital from its regulated subsidiaries, which in turn could limit its ability to pay dividends to shareholders.

5.       DERIVATIVE FINANCIAL INSTRUMENTS:

Effective December 1, 2000, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which requires that all derivative instruments be reported on the consolidated statement of financial condition at fair value and establishes criteria for designation and effectiveness of hedging relationships. The adoption of SFAS No. 133 did not have a material effect on the Company's Consolidated Statement of Financial Condition or its results of operations.

Most of the Company's derivative transactions are entered into for trading-related activities for which the adoption of SFAS No. 133 had no accounting impact. The Company's trading-related derivative activities are marked-to-market through earnings as a component of Principal Transactions revenues. The Company also utilizes derivatives for non-trading purposes as an end user to modify the market risk exposures of certain assets and liabilities. In this regard, the Company primarily enters into fair value hedges utilizing interest rate swaps to convert a substantial portion of the Company's fixed rate long-term debt and certain term fixed rate secured financing activities to a floating interest rate. The ineffective portion of the fair value hedges were included in "Interest Expense" on the Consolidated Statement of Income and were immaterial for the three months ended February 28, 2002 and 2001.

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

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                FAIR VALUE*                       FAIR VALUE*
                                                             FEBRUARY 28, 2002                 NOVEMBER 30, 2001
                                                      -------------------------------------------------------------------
(IN MILLIONS)                                            ASSETS          LIABILITIES       ASSETS          LIABILITIES
-------------------------------------------------------------------------------------------------------------------------
Interest rate, currency and credit default
  swaps, and options (including caps, collars
  and floors)                                              $5,714             $5,156       $  6,482           $  6,485

Foreign exchange forward contracts and
  options                                                     860              1,132            740              1,111

Other fixed income securities contracts
  (including futures contracts, options and
  TBAs)                                                       768              1,163            747                226

Equity contracts (including equity swaps,
  warrants and options)                                     3,736              2,678          3,586              2,502
                                                      -------------------------------------------------------------------
         TOTAL                                            $11,078            $10,129        $11,555            $10,324
                                                      -------------------------------------------------------------------

* Amounts represent carrying value (exclusive of collateral) and do not include receivables or payables related to exchange-traded futures contracts. In addition, includes end-user derivative activity on a mark-to-market basis in accordance with SFAS No. 133.

Assets included in the table above represent the Company's net receivable/payable for derivative financial instruments before consideration of collateral. Included within the $11,078 million fair value of assets at February 28, 2002 was $10,112 million related to swaps and other over-the-counter ("OTC") contracts and $966 million related to exchange-traded option and warrant contracts. Included within the $11,555 million fair value of assets at November 30, 2001 was $10,555 million related to swaps and other OTC contracts and $1,000 million related to exchange-traded option and warrant contracts.

With respect to OTC contracts, including swaps, the Company views its net credit exposure to be $6,144 million at February 28, 2002, representing the fair value of the Company's OTC contracts in an unrealized gain position, after consideration of collateral. Presented below is an analysis of the Company's net credit exposure at February 28, 2002 for OTC contracts based upon actual ratings made by external rating agencies or by equivalent ratings established and utilized by the Company's Credit Risk Management Department.


               COUNTERPARTY                           S&P/MOODY'S                               NET CREDIT
               RISK RATING                            EQUIVALENT                                 EXPOSURE
               -----------                            ----------                                 --------
                    1                                   AAA/Aaa                                    14%
                    2                              AA-/Aa3 or higher                               26%
                    3                               A-/A3 or higher                                34%
                    4                             BBB-/Baa3 or higher                              22%
                    5                              BB-/Ba3 or higher                                3%
                    6                               B+/B1 or lower                                  1%

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The Company's OTC contracts credit exposure by weighted-average maturity is set forth below:

                             Less                             Greater
        Counterparty         Than        2-5       5-10        than
         Risk Rating        1 Year      Years      Years     10 Years       Total
    ---------------------------------------------------------------------------------
              1                 2%         5%         4%           3%          14%
              2                 5%        11%         5%           5%          26%
              3                 9%        15%         4%           6%          34%
              4                 6%         6%         3%           7%          22%
              5                 1%         1%          -           1%           3%
              6                 1%          -          -            -           1%
    ---------------------------------------------------------------------------------
    Total                      24%        38%        16%          22%         100%
    =================================================================================

The Company is also subject to credit risk related to its exchange-traded derivative contracts. Exchange-traded contracts, including futures and certain options, are transacted directly on the exchange. To protect against the potential for a default, all exchange clearinghouses impose net capital requirements for their membership. Additionally, exchange clearinghouses require counterparties to futures contracts to post margin upon the origination of the contracts and for any changes in the market value of the contracts on a daily basis (certain foreign exchanges provide for settlement within three days). Therefore, the potential for losses from exchange-traded products is limited.

For a further discussion of the Company's derivative related activities, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations - Off-Balance Sheet Financial Instruments and Derivatives" and the Notes to the Consolidated Financial Statements, incorporated by reference in the Form 10-K.

6.       SECURITIZATIONS:

The Company is a market leader in mortgage- and asset-backed securitizations and other structured financing arrangements. In connection with these activities, the Company utilizes special purpose entities principally for (but not limited to) the securitization of commercial and residential mortgages, home equity loans, government and corporate bonds, and lease and trade receivables. The Company derecognizes financial assets transferred in securitizations provided that the Company has relinquished control over such assets. The Company may retain an interest in the financial assets it securitizes ("Retained Interests") which may include assets in the form of residual interests in the special purpose entities established to facilitate the securitization. Any Retained Interests are included in Securities and Other Financial Instruments Owned within the Company's Statement of Financial Condition. The Company records its Securities and Other Financial Instruments Owned, including Retained Interests, at fair value with changes in fair value reported in earnings. Fair value is determined based upon listed market prices, if available. When listed market prices are not available, fair value is determined based on other relevant factors, including broker or dealer price quotations and valuation pricing models which take into account time value and volatility factors underlying the financial instruments among other factors. During the first quarter of fiscal 2002, the Company securitized approximately $26 billion of financial assets.

As of February 28, 2002, the Company had approximately $1.1 billion of non-investment grade retained interests from its securitization activities. The Company records its Retained Interests at fair value and actively monitors the market risk exposures associated with Retained Interests.

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.       SECURITIES PLEDGED AS COLLATERAL:

The Company enters into secured borrowing and lending transactions to finance trading inventory positions, obtain securities for settlement, and meet customers' needs. The Company primarily receives collateral in connection with resale agreements, securities borrowed transactions, customer margin loans and other loans. The Company is generally permitted to sell or repledge these securities held as collateral and use the securities to secure repurchase agreements, enter into securities lending transactions or deliver to counterparties to cover short positions. The Company carries secured financing agreements for financial reporting purposes on a net basis when permitted under the provision of Financial Accounting Standards Board Interpretations No. 41 ("FIN 41"). At February 28, 2002 and November 30, 2001, the fair value of securities received as collateral and securities owned that have not been sold, repledged or otherwise encumbered totaled approximately $43 billion and $38 billion, respectively. At February 28, 2002 and November 30, 2001, the gross fair value of securities received as collateral where the Company was permitted to sell or repledge the securities was approximately $263 billion and $245 billion, respectively. Of this collateral, approximately $251 billion and $234 billion at February 28, 2002 and November 30, 2001, respectively, has been sold or repledged, generally as collateral under repurchase agreements or to cover securities and other financial instruments sold but not yet purchased.

Securities owned pledged as collateral at February 28, 2002 and November 30, 2001 for which the counterparty has the right to sell or repledge are comprised of the following amounts:

                                                                                     FEBRUARY 28,        NOVEMBER 30,
(IN MILLIONS)                                                                            2002                2001
--------------------------------------------------------------------------------------------------------------------
Securities and other financial instruments owned:
   Corporate equities                                                                    $15,246            $15,178
   Governments and agencies                                                               10,281              2,596
   Corporate debt and other                                                                9,235             10,051
   Mortgages and mortgage-backed                                                           5,531                  -
   Certificates of deposit and other money market instruments                                735                692
--------------------------------------------------------------------------------------------------------------------
Total                                                                                    $41,028            $28,517
====================================================================================================================

The carrying value of securities and other financial instruments owned that have been pledged to counterparties where those counterparties do not have the right to sell or repledge are as follows:

                                                                                     FEBRUARY 28,        NOVEMBER 30,
(IN MILLIONS)                                                                           2002                 2001
--------------------------------------------------------------------------------------------------------------------
Securities and other financial instruments owned:
   Governments and agencies                                                              $17,703            $17,672
   Mortgages and mortgage-backed                                                          15,096             20,776
   Corporate debt and other                                                                4,196              7,199
   Certificates of deposit and other money market instruments                              2,015              2,173
   Corporate equities                                                                      1,807              4,098
--------------------------------------------------------------------------------------------------------------------
Total                                                                                    $40,817            $51,918
====================================================================================================================

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.       OTHER COMMITMENTS AND CONTINGENCIES:

As of February 28, 2002 and November 30, 2001, the Company was contingently liable for $1.0 billion and $1.1 billion, respectively, of letters of credit, primarily used to provide collateral for securities and commodities borrowed and to satisfy margin deposits at option and commodity exchanges, and other guarantees.

In connection with its financing activities, the Company had outstanding commitments under certain lending arrangements of approximately $2.0 billion and $2.1 billion at February 28, 2002 and November 30, 2001, respectively. These commitments require borrowers to provide acceptable collateral, as defined in the agreements, when amounts are drawn under the lending facilities. Advances made under the above lending arrangements are typically at variable interest rates and generally provide for over-collateralization based upon the borrowers' creditworthiness. In addition, at February 28, 2002 the Company had commitments to enter into forward starting secured resale and repurchase agreements of $60.0 billon and $23.7 billion, respectively, as compared to $52.3 billion and $26.5 billion, respectively, at November 30, 2001.

In addition, the Company, through its high grade and high yield sales, trading and underwriting activities, makes commitments to extend credit in loan syndication transactions. The Company utilizes various hedging and funding strategies to actively manage its market, credit and liquidity conditions exposures on these commitments. In addition, total commitments are not indicative of actual risk or funding requirements, as the commitments may not be drawn or fully utilized. These commitments and any related draw downs of these facilities typically have fixed maturity dates and are contingent upon certain representations, warranties and contractual conditions applicable to the borrower.

At February 28, 2002 and November 30, 2001, the Company had net lending commitments to investment grade borrowers of $3.3 billion (gross commitments of $5.3 billion less $2.0 billion of associated hedges) and $4.1 (gross commitments of $5.9 billion less $1.8 billion of associated hedges), respectively. Lending commitments to non-investment grade borrowers totaled $1.4 billion at both February 28, 2002 and November 30, 2001, respectively. In addition, the Company has pre-arranged funding facilities with third party lenders of $4.9 billion at both February 28, 2002 and November 30, 2001, available against these commitments. These funding facilities contain limits for certain concentrations of counterparty, industry or credit ratings of the underlying loans.

At February 28, 2002 and November 30, 2001, the Company had commitments to invest up to $787 million and $555 million, respectively, directly and through partnerships in private equity related investments. These commitments will be funded as required through the end of the respective investment periods, principally expiring in 2004.

In the normal course of its business, the Company has been named a defendant in a number of lawsuits and other legal proceedings. After considering all relevant facts, available insurance coverage and the advice of counsel, in the opinion of the Company such litigation will not, in the aggregate, have a material adverse effect on the Company's consolidated financial position, but may be material to the Company's operating results for any particular period, depending on the level of income for such period.

As a leading global investment bank, risk is an inherent part of all of the Company's businesses and activities. The extent to which the Company properly and effectively identifies, assesses, monitors and manages each of the various types of risks involved in its trading (including derivatives), brokerage, and investment banking activities is critical to the success and profitability of the Company. The principal types of risks involved in the Company's activities are market, credit or counterparty, liquidity, legal and operational risks. Management has developed a control infrastructure throughout the Company to monitor

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


and manage these risks on a global basis. For further discussion of these matters, refer to the Risk Management section of Management's Discussion and Analysis of Financial Condition and Results of Operations incorporated by reference in the Form 10-K and the Risk Management section of Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Report.

9.       SEGMENTS:

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

Client Services revenues reflect earnings from the Company's private client and private equity businesses. Private Client revenues reflect the Company's high-net-worth retail customer flow activities as well as asset management fees earned from these clients. Private Equity revenues include the management and incentive fees earned in the Company's role as general partner for thirty-three private equity partnerships. In addition, these revenues also include the appreciation of its general partnership interests.

The Company's segment information for the first quarter of 2002 and 2001 is presented below and was developed consistent with the accounting policies used to prepare the Company's consolidated financial statements.

                                    INVESTMENT          CAPITAL            CLIENT
(IN MILLIONS)                         BANKING           MARKETS           SERVICES          TOTAL
                                  ----------------    -------------     -------------    ------------
FEBRUARY 28, 2002

Net Revenue                                 $ 459            $ 945              $ 202        $ 1,606
                                  ================    =============     =============    ============
Earnings before taxes (1)                   $ 118            $ 276             $   46          $ 440
                                  ================    =============     =============    ============
Segment assets (billions)                    $1.6          $ 252.8             $  5.7        $ 260.1
                                  ================    =============     =============    ============

FEBRUARY 28, 2001

Net Revenue                                 $ 471          $ 1,208              $ 204        $ 1,883
                                  ================    =============     =============    ============
Earnings before taxes (1)                    $ 75            $ 451             $   47          $ 573
                                  ================    =============     =============    ============
Segment assets (billions)                    $1.4          $ 229.2             $  5.7        $ 236.3
                                  ================    =============     =============    ============

(1)      And before dividends on preferred securities.

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The following are net revenues by geographic region:

                                                            February 28            February 28
(IN MILLIONS)                                                   2002                   2001
                                                         -------------------    -------------------
U.S.                                                           $ 1,057                $ 1,232
Europe                                                             417                    519
Asia Pacific and other                                             132                    132
                                                         -------------------    -------------------
      Total                                                    $ 1,606                $ 1,883
                                                         ===================    ===================

10.      INCENTIVE PLANS:

In February of 2002, the Company transferred 9.3 million shares of its common stock held in treasury into the Company's irrevocable grantor trust for restricted stock units (the "RSU Trust") awarded to current and former employees. The RSU Trust is included in the Consolidated Statement of Financial Condition as a component of other stockholders' equity. The transfer had no impact on the total stockholders' equity of the Company, as the decrease in treasury stock was offset by a corresponding decrease in additional paid-in capital and other stockholders' equity. At February 28, 2002 and November 30, 2001, 49.7 million and 45.7 million outstanding shares, respectively, were held in the RSU Trust.

11.      EARNINGS PER COMMON SHARE:

Earnings per share was calculated as follows (in millions, except for per share data):

                                                                                               THREE MONTHS ENDED
                                                                                      -------------------------------------
                                                                                        FEBRUARY 28          FEBRUARY 28
                                                                                           2002                 2001
                                                                                      ----------------     ----------------
NUMERATOR:
   Net income                                                                              $298                 $387
   Preferred stock dividends                                                                (36)                 (12)
                                                                                      ----------------     ----------------
   Numerator for basic and diluted earnings per share-income available to
   common stockholders                                                                     $262                 $375
                                                                                      ================     ================
DENOMINATOR:
   Denominator for basic earnings per share - weighted-average shares                     245.3                246.2
   Effect of dilutive securities:
      Employee stock options                                                               15.1                 17.3
      Employee restricted stock units                                                       4.8                  7.2
                                                                                      ----------------     ----------------
   Dilutive potential common shares                                                        19.9                 24.5
                                                                                      ----------------     ----------------
      Denominator for diluted earnings per share - adjusted weighted-
         average shares                                                                   265.2                270.7
                                                                                      ================     ================

BASIC EARNINGS PER SHARE                                                                  $1.07                $1.52
                                                                                      ================     ================
DILUTED EARNINGS PER SHARE                                                                $0.99                $1.39
                                                                                      ================     ================

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.      SUBSEQUENT EVENT:

Subsequent to quarter-end, Holdings issued $575 million in 20-year convertible floating-rate senior notes. The proceeds from the issuance of the notes will be used to refinance current maturities of long-term debt and increase total capital.

The notes carry an initial coupon of 0.9% below three-month LIBOR, subject to adjustment in certain events. The notes are redeemable by Holdings at par after April 1, 2004. The holders of notes may cause Holdings to repurchase the notes at par on April 1, 2004, 2007, 2012 or 2017, or upon a change of control of Holdings. The notes are convertible in certain circumstances (including upon the trading price of the common stock or of the notes reaching certain levels, a downgrade of the ratings of the notes and certain other events) into common stock of Holdings at $96.10 per share, subject to adjustment for certain events. The description of the notes herein is only a summary; a complete description of the notes is contained in Exhibit 4.01 to Holdings' Current Report on Form 8-K dated March 26, 2002, which is incorporated herein by reference.

ITEM 2           LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

BUSINESS ENVIRONMENT

The principal business activities of Lehman Brothers Holdings Inc. ("Holdings") and subsidiaries (collectively, the "Company" or "Lehman Brothers") are investment banking and securities sales and trading, which by their nature are subject to volatility, primarily due to changes in interest and foreign exchange rates and security valuations, global economic and political trends and industry competition. As a result, revenues and earnings may vary significantly from quarter to quarter and from year to year.

Marketplace uncertainties experienced throughout 2001 continued into the first quarter of 2002. In response to these conditions and to stimulate growth, the Federal Reserve lowered interest rates 25 basis points in mid-December, the eleventh reduction in the Federal Funds rate since January of 2001. As of February 28, 2002, the Federal Funds rate was 1.75%, its lowest level in nearly 40 years.

These economic conditions, combined with a number of high-profile defaults and concerns over accounting and corporate governance issues, produced lower returns in all major equity markets during the fiscal first quarter of 2002, when compared to the same period a year ago. The Standard & Poor's 500 Index declined by 11% from the end of the fiscal first quarter of 2001 and 3% from the end of fiscal year 2001. The NASDAQ experienced even greater deterioration, closing the fiscal first quarter of 2002 with decreases of 20% from a year ago and 10% from November 30, 2001.

Globally, other world markets experienced the same slowing of growth and declines in equity market valuations. The FTSE 100 decreased 14% from the end of the fiscal first quarter of 2001, while the DAX decreased 19%. In Asia, the Nikkei was down 18% from the end of the fiscal first quarter of 2001, resulting in its lowest level in the past two decades.

Equity origination markets improved during the quarter as economic data released towards the end of the fiscal quarter pointed to the early stages of a possible cyclical recovery. As a result, global equity origination market volume was up 17% when compared to the fiscal first quarter of 2001, according to Thomson Financial Securities Data Corp. ("TFSD").

Fixed income markets, which benefited from declining interest rates during 2001, continued to be strong during the fiscal first quarter of 2002, as lower interest rates resulted in very attractive borrowing rates. The volume of global debt origination was up approximately 7% when compared to the fiscal first quarter of 2001, according to TFSD.

--------------------------------------------------------------------------------
SOME OF THE STATEMENTS CONTAINED IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, INCLUDING THOSE RELATING TO THE COMPANY'S STRATEGY AND OTHER STATEMENTS THAT ARE PREDICTIVE IN NATURE, THAT DEPEND UPON OR REFER TO FUTURE EVENTS OR CONDITIONS OR THAT INCLUDE WORDS SUCH AS "EXPECTS," "ANTICIPATES," "INTENDS," "PLANS," "BELIEVES," "ESTIMATES" AND SIMILAR EXPRESSIONS, ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THESE STATEMENTS ARE NOT HISTORICAL FACTS BUT INSTEAD REPRESENT ONLY THE COMPANY'S EXPECTATIONS, ESTIMATES AND PROJECTIONS REGARDING FUTURE EVENTS. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE CERTAIN RISKS AND UNCERTAINTIES THAT ARE DIFFICULT TO PREDICT, WHICH MAY INCLUDE MARKET, CREDIT OR COUNTERPARTY, LIQUIDITY, LEGAL AND OPERATIONAL RISKS. MARKET AND LIQUIDITY RISKS INCLUDE CHANGES IN INTEREST AND FOREIGN EXCHANGE RATES AND SECURITIES AND COMMODITIES VALUATIONS, THE AVAILABILITY AND COST OF CAPITAL AND CREDIT, CHANGES IN INVESTOR SENTIMENT, GLOBAL ECONOMIC AND POLITICAL TRENDS AND INDUSTRY COMPETITION. LEGAL RISKS INCLUDE LEGISLATIVE AND REGULATORY DEVELOPMENTS IN THE U.S. AND THROUGHOUT THE WORLD. THE COMPANY'S ACTUAL RESULTS AND FINANCIAL CONDITION MAY DIFFER, PERHAPS MATERIALLY, FROM THE ANTICIPATED RESULTS AND FINANCIAL CONDITION IN ANY SUCH FORWARD-LOOKING STATEMENTS AND, ACCORDINGLY, READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON SUCH STATEMENTS. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Merger and acquisition advisory activity, which slowed considerably in 2001, continued to be weak during the fiscal first quarter of 2002. Quarterly merger and acquisition advisory volume reached its lowest level since 1997, as the combination of accounting concerns and weak global equity markets led to a significant reduction in activity. Worldwide completed mergers and acquisitions for the fiscal first quarter of 2002 decreased almost 75% from the fiscal first quarter of 2001, according to TFSD. In addition, announced transaction volumes industry-wide decreased approximately 45% when compared to the fiscal first quarter of 2001.

RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED FEBRUARY 28, 2002 AND FEBRUARY 28, 2001

The Company reported net income of $298 million for the quarter ended February 28, 2002, a decrease of 23% from the first quarter of 2001. Net revenues for the first quarter of 2002 were $1,606 million and earnings per common share (diluted) were $0.99. During the quarter, the Company accrued a $25 million special preferred dividend on its Redeemable Voting Preferred Stock, the final payment required. The Company's pre-tax operating margin for the first quarter was 27.4%, and its return on equity was 14.6% (excluding the impact of the special preferred dividend). These relatively strong results in a very difficult market environment demonstrate the growing breadth and depth of the Company's franchise.

The Company continued to maintain strict discipline with regard to expense management, risk management and capital deployment. For the quarter, non-personnel expenses decreased slightly from the first quarter of 2001 and remained relatively flat when compared to the fourth quarter of 2001.

The Company is segregated into three business segments (each of which is described below): Investment Banking, Capital Markets and Client Services. Each segment represents a group of activities and products with similar characteristics. These business activities result in revenues from both institutional and high-net-worth retail clients, which are recognized across all revenue categories contained in the Company's Consolidated Statement of Income. (Net revenues by segment also contain certain internal allocations, including funding costs, which are centrally managed.)

THREE MONTHS ENDED FEBRUARY 28, 2002 AND FEBRUARY 28, 2001


(IN MILLIONS)                                         Net Revenues
                                           ----------------------------------
                                                        for the
                                                   Three Months Ended
                                           -----------------------------------
                                               Feb 28              Feb 28
                                                 2002                2001
                                           ----------------    ---------------
Investment Banking                           $   459             $   471
Capital Markets                                  945               1,208
Client Services                                  202                 204
                                           ----------------    ---------------
Total                                        $ 1,606             $ 1,883
                                           ================    ===============

The following discussion provides an analysis of the Company's net revenues.

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


Investment Banking's net revenues decreased 3% during the first quarter of 2002 to $459 million from $471 million in the first quarter of 2001, as strong fixed income and improved equity underwriting activity was more than offset by a decrease in merger and acquisition ("M&A") advisory activity.

--------------------------------------------------------
            INVESTMENT BANKING NET REVENUES
--------------------------------------------------------
(IN MILLIONS)                 Three Months Ended
                         February 28      February 28
                             2002            2001
--------------------------------------------------------
Debt Underwriting          $  205           $ 183
Equity Underwriting           163             105
M&A Advisory                   91             183
--------------------------------------------------------
                           $  459           $ 471
--------------------------------------------------------


Debt underwriting revenues totaled $205 million for the first quarter of 2002, a 12% increase over last year's first quarter. Fixed income origination benefited this quarter as issuers continued to take advantage of lower interest rates to raise long-term debt and replace short-term financing. Contributing to these results was a 40% increase from the year-ago period in the Company's global debt origination market volume, compared to a 7% increase industry-wide, according to TFSD.

Equity origination revenues for the first quarter of 2002 were $163 million, up 55% compared to the year-ago period, as an improved outlook for the U.S. economy led to increased activity. Driving the increase in revenues was a significant increase in secondary offering volume, as the value of transactions completed by the Company increased almost 30% compared to the year-ago period, according to TFSD.

M&A advisory fees for the first quarter of 2002 were $91 million, down 50% versus the first quarter of 2001 as industry-wide volumes for completed transactions decreased almost 75% during the same time period, according to TFSD.

CAPITAL MARKETS This segment's net revenues reflect institutional flow activities and secondary trading and financing activities related to fixed income and equity products. These products include a wide range of cash, derivative, secured financing and structured instruments.


Capital Markets' net revenues were $945 million for the first quarter of 2002, down 22% from the first quarter of 2001 as record fixed income results were more than offset by lower revenues from equity products. Overall, the Company continued to experience strong institutional customer flow activity across a wide range of products.

--------------------------------------------------------
             CAPITAL MARKETS NET REVENUES
--------------------------------------------------------
(IN MILLIONS)                 Three Months Ended
                        February 28      February 28
                            2002             2001
--------------------------------------------------------
Fixed Income             $   681        $    523
Equities                     264             685
--------------------------------------------------------
                         $   945         $ 1,208
--------------------------------------------------------


This customer flow business provides the Company with a recurring form of revenues, as customers continually rebalance their portfolios across market cycles with the full array of capital market products that are provided by the Company.

Net revenues from the fixed income component of Capital Markets increased 30% to $681 million from the first quarter of 2001, principally driven by strong institutional customer flow in credit products, such as high grade bonds and municipals. Favorable interest rates led to higher volumes across almost all fixed income

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


products, particularly residential mortgages, which was driven by the continued high levels of refinancings and new home sales. In addition, a combination of periods of high volatility and increased corporate debt issuance during the quarter drove increased investor demand for interest rate derivatives.

Net revenues from the equity component of Capital Markets were $264 million in the first quarter of 2002, down 61% from the first quarter of 2001. This year-over-year decrease was driven by a decline in market volatility, which reduced customer activity in derivative-related products, and declines in revenues from both private equity investments and risk arbitrage activity from year-ago levels.

CLIENT SERVICES Client Services net revenues reflect earnings from the Company's Private Client and Private Equity businesses. Private Client net revenues reflect the Company's high-net-worth retail customer flow activities as well as asset management fees. Private equity net revenues include the management and incentive fees earned in the Company's role as general partner for thirty-three private equity banking partnerships.

Client Services net revenues were $202 million in the first quarter of 2002, down slightly from the first quarter of 2001. Despite weak equity markets, high-net-worth sales remained relatively unchanged as the decline in equities was partially offset by record fixed income activity, as investors continued to adjust their portfolios to compensate for the volatile equity market environment.

--------------------------------------------------------
              CLIENT SERVICES NET REVENUES
--------------------------------------------------------
(IN MILLIONS)                 Three Months Ended
                        February 28      February 28
                            2002             2001
--------------------------------------------------------
Private Client             $ 191           $ 192
Private Equity                11              12
--------------------------------------------------------
                           $ 202           $ 204
--------------------------------------------------------


Private equity net revenues were virtually unchanged from the first quarter of 2001 as an increase in management fees was offset by lower incentive fee revenue.

NON-INTEREST EXPENSES Non-interest expenses were $1,166 million for the first quarter of 2002 compared to $1,310 million for the first quarter of 2001. Compensation and benefits expense of $819 million decreased 15% from the first quarter of 2001 due to the decrease in revenues. Compensation and benefit expense, as a percentage of net revenues however, remained at 51% for the quarter, consistent with the Company's fiscal 2001 level. Nonpersonnel expenses were $347 million for the first quarter of 2002, down slightly compared to the first quarter of 2001, as increases in occupancy and technology were offset by decreased business development activity and savings initiatives in other areas.

INCOME TAXES The Company's income tax provision was $128 million for the first quarter of 2002 versus $172 million for the first quarter of 2001. The effective tax rate was 29% for the first quarter of 2002 versus 30% for the first quarter of 2001.

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

o A firm's legal entity structure may constrain liquidity. Regulatory requirements can restrict the flow of funds between regulated and unregulated group entities, and this must be accounted for in liquidity planning.

The Company's Funding Framework incorporates these principles and mitigates liquidity risk whenever possible. This Framework is comprised of four major components:

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

As a consequence of implementing its Funding Framework, the Company has generally shifted to longer-term funding over the past several years. As a result, the Company has reduced its reliance on short-term unsecured debt, which represents only 2% of adjusted total assets and less than 8% of total debt.

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


TOTAL CAPITAL The Company's Total Capital (defined as long-term debt, preferred securities subject to mandatory redemption and stockholders' equity) was $47.3 billion at February 28, 2002 compared to $47.5 billion at November 30, 2001. The slight decrease in Total Capital resulted from a net decrease in long-term debt, principally due to redemptions, offset by an increase in total equity, principally due to net income.

                                                     FEBRUARY 28                            NOVEMBER 30
(IN MILLIONS)                                           2002                                   2001
-------------------------------------------------------------------------------------------------------------------
LONG-TERM DEBT

    Senior Notes                                     $ 35,274                               $ 35,373
    Subordinated Indebtedness                           2,711                                  2,928
                                                     --------                               --------
                                                       37,985                                 38,301
PREFERRED SECURITIES                                      710                                    710

STOCKHOLDERS' EQUITY

    Preferred Equity                                      700                                    700
    Common Equity                                       7,948                                  7,759
                                                     --------                               --------
                                                        8,648                                  8,459
-------------------------------------------------------------------------------------------------------------------
TOTAL CAPITAL                                        $ 47,343                               $ 47,470
-------------------------------------------------------------------------------------------------------------------

During the first quarter of 2002, the Company issued $1.9 billion in long-term debt securities, which was $380 million in excess of maturing debt securities. Long-term debt decreased to $38.0 billion at February 28, 2002 from $38.3 billion at November 30, 2001, with a weighted-average maturity of 3.7 years at February 28, 2002 and 3.8 years at November 30, 2001.

CREDIT FACILITIES Holdings maintains a Revolving Credit Agreement (the "Credit Agreement") with a syndicate of banks. Under the terms of the Credit Agreement, the banks have committed to provide up to $1 billion (at quarter end) for up to 364 days. In April 2002, the Company renegotiated the Credit Agreement; under the new terms, the banks have committed to provide up to $1 billion for three years with a final maturity in April 2005. The Credit Agreement contains covenants that require, among other things, that the Company maintain a specified level of tangible net worth.

In October 2001, the Company renegotiated its $1 billion Committed Securities Repurchase Facility (the "Facility") for LBIE, the Company's major operating entity in Europe. The Facility provides secured multi-currency financing for a broad range of collateral types. Under the terms of the Facility, the bank group has agreed to provide funding for up to one year on a secured basis. Any loans outstanding on the commitment termination date may be extended for up to an additional year at the option of LBIE. The Facility contains covenants which require, among other things, that LBIE maintain specified levels of tangible net worth. This commitment expires in October 2002, but the Company anticipates obtaining a new $1 billion commitment on substantially similar terms.

There were no borrowings outstanding under either the Credit Agreement or the Facility at February 28, 2002. Although the Company has not previously actively used the Credit Agreement, it now intends to do so and to use the proceeds for general corporate purposes. The Company has maintained compliance with the applicable covenants for both the Credit Agreement and the Facility at all times.

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


BALANCE SHEET The Company's total assets increased to $260.1 billion at February 28, 2002 from $247.8 billion at November 30, 2001. The Company's adjusted total assets, defined as total assets less the lower of securities purchased under agreements to resell or securities sold under agreements to repurchase, were $168.9 billion at February 28, 2002 compared to $164.5 billion at November 30, 2001. The Company believes adjusted total assets is a more effective measure of evaluating balance sheet usage when comparing companies in the securities industry. The increase in adjusted total assets reflects higher levels of fixed income securities associated with increased customer flow activities within the Company's Capital Markets business.

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

FINANCIAL LEVERAGE Balance sheet leverage ratios are one measure used to evaluate the capital adequacy of a company. Leverage ratios are commonly calculated using either total assets or adjusted total assets divided by total stockholders' equity and preferred securities subject to mandatory redemption. The Company believes that the adjusted leverage ratio is a more effective measure of financial risk when comparing companies in the securities industry. The Company's net leverage ratios based on adjusted total assets were 18.0x and 17.9x as of February 28, 2002 and November 30, 2001, respectively. Consistent with maintaining a single A credit rating, the Company targets an adjusted leverage ratio of under 20x. The Company continues to operate below this level. Due to the nature of the Company's sales and trading activities, the overall size of the Company's balance sheet fluctuates from time to time and, at specific points in time, may be higher than the fiscal quarter ends.

CREDIT RATINGS

The Company, like other companies in the securities industry, relies on external sources to finance a significant portion of its day-to-day operations. The cost and availability of unsecured financing generally are dependent on the Company's short-term and long-term credit ratings. Factors that may be significant to the determination of the Company's credit ratings or otherwise affect the ability of the Company to raise short-term and long-term financing include its profit margin, its earnings trend and volatility, its cash liquidity and liquidity management, its capital structure, its risk level and risk management, its geographic and business diversification, and its relative positions in the markets in which it operates. A deterioration in any of the previously mentioned factors or combination of these factors may lead rating agencies to downgrade the credit ratings of the Company, thereby increasing the cost to the Company of, or possibly limiting the access of the Company to, certain types of unsecured financings. In addition, the Company's debt ratings can impact certain capital markets revenues, particularly in those businesses where longer-term counterparty performance is critical, such as over-the-counter derivative transactions, including credit derivatives and interest rate swaps. As of February 28, 2002 the short- and long-term debt ratings of Holdings and LBI were as follows:

                                                        Holdings                                  LBI
                                           -----------------------------------    ------------------------------------
                                             Short-term         Long-term           Short-term        Long-term**
------------------------------------------ ---------------- ------------------ -- ---------------- -------------------
Fitch IBCA, Inc.                                 F-1               A+                   F-1               A+/A
Moody's                                          P-1               A2                   P-1              A1*/A2
Standard & Poor's Corp.                         AA-1                A                   A-1              A+*/A

*  Provisional ratings on shelf registration
** Senior/subordinated

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


HIGH YIELD

The Company underwrites, trades, invests and makes markets in high yield corporate debt securities. The Company also syndicates, trades and invests in loans to below investment grade-rated companies. For purposes of this discussion, high yield debt instruments are defined as securities or loans to companies rated BB+ or lower, or equivalent ratings by recognized credit rating agencies, as well as non-rated securities or loans which, in the opinion of management, are non-investment grade. Non-investment grade securities generally involve greater risks than investment grade securities, due to the issuer's creditworthiness and the liquidity of the market for such securities. In addition, these issuers have relatively higher levels of indebtedness, resulting in an increased sensitivity to adverse economic conditions. The Company recognizes these risks and aims to reduce market and credit risk through the diversification of its products and counterparties. High yield debt instruments are carried at fair value, and unrealized gains or losses for these securities are recognized in the Company's Consolidated Statement of Income. Such instruments at February 28, 2002 and November 30, 2001 included long positions with an aggregate market value of approximately $3.8 billion and $3.5 billion, respectively, and short positions with an aggregate market value of approximately $1.4 billion and $1.0 billion, respectively. The Company mitigates its aggregate and single-issuer net exposure through the use of derivatives, non-recourse securitization financing and other financial instruments.

PRIVATE EQUITY

The Company has investments in thirty-three private equity partnerships, for which the Company acts as general partner, as well as related direct investments. At February 28, 2002, the Company's private equity related investments were $927 million. The Company's policy is to carry its investments, including the appreciation of its general partnership interests, at fair value based upon the Company's assessment of the underlying investments. Additional information about the Company's private equity activities, including related commitments, can be found in Note 8 to the Consolidated Financial Statements (Other Commitments and Contingencies).

SUMMARY OF CONTRACTUAL OBLIGATIONS

As of February 28, 2002 and November 30, 2001, the Company was contingently liable for $1.0 billion and $1.1 billion, respectively, of letters of credit, primarily used to provide collateral for securities and commodities borrowed and to satisfy margin deposits at option and commodity exchanges, and other guarantees.

In connection with its financing activities, the Company had outstanding commitments under certain lending arrangements of approximately $2.0 billion and $2.1 billion at February 28, 2002 and November 30, 2001, respectively. These commitments require borrowers to provide acceptable collateral, as defined in the agreements, when amounts are drawn under the lending facilities. Advances made under the above lending arrangements are typically at variable interest rates and generally provide for over-collateralization based upon the borrowers' creditworthiness. In addition, at February 28, 2002 the Company had commitments to enter into forward starting secured resale and repurchase agreements of $60.0 billon and $23.7 billion, respectively, as compared to $52.3 billion and $26.5 billion, respectively, at November 30, 2001.

In addition, the Company, through its high grade and high yield sales, trading and underwriting activities, makes commitments to extend credit in loan syndication transactions. The Company utilizes various hedging and funding strategies to actively manage its market, credit and liquidity conditions exposures on these commitments. In addition, total commitments are not indicative of actual risk or funding requirements, as the commitments may not be drawn or fully utilized. These commitments and any related draw downs of

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


these facilities typically have fixed maturity dates and are contingent upon certain representations, warranties and contractual conditions applicable to the borrower.

At February 28, 2002 and November 30, 2001, the Company had net lending commitments to investment grade borrowers of $3.3 billion (gross commitments of $5.3 billion less $2.0 billion of associated hedges) and $4.1 (gross commitments of $5.9 billion less $1.8 billion of associated hedges), respectively. Lending commitments to non-investment grade borrowers totaled $1.4 billion at both February 28, 2002 and November 30, 2001, respectively. In addition, the Company has pre-arranged funding facilities with third party lenders of $4.9 billion at both February 28, 2002 and November 30, 2001, available against these commitments. These funding facilities contain limits for certain concentrations of counterparty, industry or credit ratings of the underlying loans.

As of February 28, 2002 and November 30, 2001, the Company had commitments to invest up to $787 million and $555 million, respectively, directly and through partnerships in private equity related investments. These commitments will be funded as required through the end of the respective investment periods, principally expiring in 2004.

IN MILLIONS                                                          Amount of Commitment Expiration Per Period
                                                               ---------------------------------------------------------
                                                        Total
                                                  Contractual      Remaining
FEBRUARY 28, 2002                                      Amount           2002   2002-2005    2005-2007    2008-Thereafter
------------------------------------------------------------------------------------------------- ----------------------
Lending commitments
   High grade                                          $3,285         $2,310       $ 481       $ 424          $   70
   High yield                                           1,386             93         676         438             179
   Secured lending transactions                        85,726         29,955      22,058       9,070          24,643
Standby letters of credit                                 990            990
Private equity investments                                787                        787

For additional information on contractual obligations see Summary of Contractual Obligations section of Management's Discussion and Analysis of Financial Condition and Results of Operations incorporated by reference in the Form 10-K.

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS AND DERIVATIVES

For a discussion of the Company's use of derivative instruments and the risks related thereto, see Note 5 to the Consolidated Financial Statements (Derivative Financial Instruments) and the Off-Balance Sheet Financial Instruments and Derivatives section of Management's Discussion and Analysis of Financial Condition and Results of Operations incorporated by reference in the Form 10-K.

RISK MANAGEMENT

As a leading global investment banking company, risk is an inherent part of the Company's businesses. Global markets, by their nature, are prone to uncertainty and subject participants to a variety of risks. The Company has developed policies and procedures to identify, measure and monitor each of the risks involved in its trading, brokerage and investment banking activities on a global basis. The principal risks of Lehman Brothers are market, credit, liquidity, legal and operational risks. Risk Management is considered to be of paramount importance in the Company's day-to-day operations. Consequently, the Company devotes

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


significant resources (including investment in personnel and technology) across all of its worldwide trading operations to the measurement, management and analysis of risk.

The Company seeks to reduce risk through the diversification of its businesses, counterparties and activities in geographic regions. The Company accomplishes this objective by allocating the usage of capital to each of its businesses, establishing trading limits for individual products and traders, and setting credit limits for individual counterparties, including regional concentrations. The Company seeks to achieve adequate returns from each of its businesses commensurate with the risks that they assume. Nonetheless, the effectiveness of the Company's policies and procedures for managing risk exposure can never be completely or accurately predicted or fully assured. For example, unexpectedly large or rapid movements or disruptions in one or more markets or other unforeseen developments can have an adverse effect on the Company's results of operations and financial condition. The consequences of these developments can include losses due to adverse changes in inventory values, decreases in the liquidity of trading positions, higher volatility in the Company's earnings, increases in the Company's credit exposure to customers and counterparties and increase in general systemic risk.

Overall risk management policy is established by a Risk Management Committee (the "Committee") comprised of the Chief Executive Officer, the Global Risk Manager, the Chief Financial Officer, the Chief Administrative Officer, and the Heads of Capital Markets and Investment Banking. The Committee brings together senior management with the sole intent of discussing risk-related issues and provides an effective forum for managing risk at the highest levels within the Company. The Committee meets on a weekly basis, or more frequently if required, to discuss, among other matters, significant market exposures, concentrations of positions (e.g., counterparty, market risk), potential new transactions or positions and risk limit exceptions.

The Global Risk Management Group (the "Group") supports the Committee, but remains independent of the trading areas and reports directly to the Chief Executive Officer. The Group combines two departments, credit risk management and market risk management, into one unit. This combination facilitates the analysis of counterparty credit and market risk exposures, while leveraging personnel and information technology resources in a cost-efficient manner. The Group maintains staff in each of the Company's regional trading centers and has daily contact with trading staff at all levels within the Company. These discussions include a review of trading positions and risk exposures.

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

The CRM Department manages the credit exposure related to trading activities by giving initial credit approval for counterparties, establishing credit limits by counterparty, country and industry group, and by requiring collateral in appropriate circumstances. In addition, the CRM Department strives to ensure that master netting agreements are obtained whenever possible. The CRM Department also considers the duration of transactions in making its credit decisions, along with the potential credit exposure for complex derivative transactions. The CRM Department is responsible for the continuous monitoring and review of counterparty credit exposure and creditworthiness and recommending valuation adjustments, where appropriate. Credit limits are reviewed periodically to ensure that they remain appropriate in light of market events or the counterparty's financial condition.

MARKET RISK Market risk represents the potential change in value of a portfolio of financial instruments due to changes in market rates, prices and volatilities. Market risk management also is an essential component

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


of the Company's overall risk management framework. The Market Risk Management Department ("MRM Department") has global responsibility for implementing the Company's overall market risk management framework. It is responsible for the preparation and dissemination of risk reports, developing and implementing the firmwide Risk Management Guidelines, and evaluating adherence to these guidelines. These guidelines provide a clear framework for risk management decision-making. To that end, the MRM Department identifies and quantifies risk exposures, develops limits, and reports and monitors these risks with respect to the approved limits. The identification of material market risks inherent in positions includes, but is not limited to, interest rate, equity and foreign exchange risk exposures. In addition to these risks, the MRM Department also evaluates liquidity risks, credit and sovereign concentrations.

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

The Company participates globally in interest rate, equity, equity and foreign exchange markets. The Company's Fixed Income division has a broadly diversified market presence in U.S. and foreign government bond trading, emerging market securities, corporate debt (investment and non-investment grade), money market instruments, mortgages and mortgage-backed securities, asset-backed securities, municipal bonds, and interest rate derivatives. The Company's Equities division facilitates domestic and foreign trading in equity instruments, indices and related derivatives. The Company's foreign exchange businesses are involved in trading currencies on a spot and forward basis as well as through derivative products and contracts.

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

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


The Company enters into foreign exchange transactions in order to facilitate the purchase and sale of non-dollar instruments, including equity and interest rate securities. The Company is exposed to foreign exchange risk on its holdings of non-dollar assets and liabilities. The Company is active in many foreign exchange markets and has exposure to the euro, Japanese yen, British pound, Swiss franc, and Canadian dollar, as well as a variety of developed and emerging market currencies. The Company hedges its risk exposures primarily through the use of currency forwards, swaps, futures and options.

If any of the strategies utilized to hedge or otherwise mitigate exposures to the various types of risks described above are not effective, the Company could incur losses.

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

The Company's methodology estimates a reporting day value-at-risk using actual daily trading revenues over the previous 250 trading days. This estimate is measured as the loss, relative to the median daily trading revenue. The following table sets forth the daily value-at-risk for each component of market risk as well as total value-at-risk:

                                                                                       Three Months Ended
                                                    As of                                 February 2002
                                          --------------------------        ------------------------------------------
                                           Feb. 28        Nov. 30
(IN MILLIONS)                               2002           2001              Average          High            Low
                                          ----------    ------------        -----------    ------------    -----------
Interest rate risk                           $15.4         $14.6               $11.1          $15.4           $14.5
Equity price risk                             12.5          15.1                13.7           15.1            12.4
Foreign exchange risk                          1.8           1.9                 1.8            1.9             1.8
Diversification benefit                       (9.8)         (8.3)               (4.2)          (9.0)           (8.8)
                                          ----------    ------------        -----------    ------------    -----------
Total Company                                $19.9         $23.3               $22.4          $23.4           $19.9
                                          ==========    ============        ===========    ============    ===========

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

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


TRADING NET REVENUES DISTRIBUTION Substantially all of the Company's inventory positions are marked-to-market on a daily basis and changes are recorded in net revenues. The following chart sets forth the frequency distribution for substantially all of the Company's trading net revenues on a weekly basis for the three months ended February 28, 2002:

[Graphic omitted--bar graph showing: ]

Weekly trading net revenues:

            Less than $0       0 weeks
            $   0-50 million   0 weeks
            $ 50-100 million   8 weeks
            $100-150 million   4 weeks
            $150-200 million   0 weeks
            $200+    million   1 week


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

SIGNIFICANT ACCOUNTING POLICIES

The Company's financial statements are prepared in conformity with generally accepted accounting principles, many of which require the use of management estimates and assumptions. Management believes that the estimates utilized in preparing its financial statements are reasonable and prudent. Actual results could differ from these estimates.

FAIR VALUE The Company records its inventory positions, including Securities and Other Financial Instruments Owned and Securities Sold but not yet Purchased, at fair value, with unrealized gains and losses reflected in Principal transactions in the Consolidated Statement of Income. Market value is generally based on listed prices. If listed market prices are not available, or if liquidating the Company's position is reasonably expected to affect market prices, fair value is determined based on either internal valuation pricing models, which take into account time value and volatility factors underlying the financial instruments, or management's estimate of the amounts that could be realized under current market conditions, assuming an orderly liquidation over a reasonable period of time. The determination of fair value is fundamental to the Company's financial condition and results of operations and, in certain circumstances, it requires the use of complex judgments. The use of different pricing models or assumptions could produce different estimates of fair value.

TRANSFERS OF FINANCIAL ASSETS The Company accounts for the transfer of financial assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a replacement of FASB No. 125" ("SFAS No.

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


140"). This statement requires that the transfer of financial assets be accounted for as a sale when control over the asset has been relinquished. Control is deemed to be relinquished when the following conditions are met: (i) the assets have been isolated from the transferor (even in bankruptcy or other receivership), (ii) the transferee has the right to pledge or exchange the assets received and (iii) the transferor has not maintained effective control over the transferred assets. The Company is a market leader in mortgage- and asset-backed securitizations and other structured financing arrangements. In connection with these activities, the Company utilizes special purposes entities principally for (but not limited to) the securitization of commercial and residential mortgages, home equity loans, government and corporate bonds, and lease and trade receivables. The Company derecognizes financial assets transferred in securitizations provided that the Company has relinquished control over such assets.

The Company may retain an interest in the financial assets it securitizes ("Retained Interests"), which may include assets in the form of residual interests in the special purpose entities established to facilitate the securitization. Any Retained Interests are included in Securities and Other Financial Instruments Owned within the Company's Statement of Financial Condition. The Company records its Securities and Other Financial Instruments Owned, including Retained Interests, at fair value, with changes in fair value reported in earnings.

For additional information on the Company's significant accounting policies see
Note 1 to the Consolidated Financial Statements (Summary of Significant Accounting Policies) incorporated by reference in the Form 10-K.

NEW ACCOUNTING DEVELOPMENTS

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, intangible assets with indefinite lives and goodwill will no longer be amortized. Instead, these assets will be evaluated annually for impairment. The Company adopted the provisions of SFAS 142 at the beginning of fiscal year 2002. The adoption of SFAS 142 had an immaterial effect on the Company's financial position and results of operations.

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES

                         PART I - FINANCIAL INFORMATION



ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
            ----------------------------------------------------------

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

IN RE ENRON CORPORATION SECURITIES LITIGATION

         In April 2002 a Consolidated Complaint for Violation of the Securities Laws was filed in the United States District Court for the Southern District of Texas in IN RE ENRON CORPORATION SECURITIES LITIGATION, adding as defendants Holdings along with eight other commercial or investment banks. The case is purportedly brought on behalf of purchasers of Enron Corporation's publicly traded equity and debt securities between October 19, 1998 and November 27, 2001, and, in addition to the banks, names 38 current or former Enron officers and directors, Enron's accountants, Arthur Anderson and affiliated entities and partners, and two law firms. The complaint seeks unspecified compensatory and injunctive relief for purported violations of federal and state securities laws based on the theory that defendants engaged or participated in manipulative devices to inflate Enron's reported profits and financial condition, made false or misleading statements and participated in a scheme or course of business to defraud Enron's shareholders. Against Holdings, the complaint alleges violations of Sections 11 and 15 of the Securities Act of 1933, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "Exchange Act") and the Texas Securities Act.

IPO ALLOCATION CASES (reported in Holdings' 2001 Annual Report on Form 10-K)

         A new suit was filed in April 2002 in Delaware Chancery Court by Breakaway Solutions Inc. ("Breakaway"), which names LBI and two other underwriters as defendants. The complaint purports to be brought on behalf of a class of issuers who issued securities in initial public offerings ("IPOs") through at least one of the defendants during the period of January 1998 through October 2000 and whose securities increased in value 15% or more above the original price within 30 days after the IPO. It alleges that defendants underpriced IPO securities and allocated those underpriced securities to certain favored customers in return for alleged arrangements with the customers for increased commissions on other transactions and alleged tie-in arrangements. The complaint asserts claims for breaches of contract, of the implied covenant of good faith and fair dealing and of fiduciary duty, and for indemnification or contribution and unjust enrichment or restitution. Breakaway seeks, among other relief, certification of a

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


class, a permanent injunction preventing defendants from engaging in the alleged practices, an accounting of all defendants' commissions, profits and compensation in connection with the IPOs, declarations requiring defendants to indemnify Breakaway in the pending consolidated IPO securities class actions and determining that Breakaway has no indemnification obligation to defendants in those actions, and compensatory damages.

ACTIONS REGARDING FRANK GRUTTADAURIA (reported in Holdings' 2001 Annual Report on Form 10-K)

         The following additional actions have been filed relating to the alleged conduct of Frank Gruttadauria, the former branch manager of the Company's Cleveland office:

                  DOMINIC A. VISCONSI, SR. AND DOMINIC A. VISCONSI, JR. AND JAMES V. STANTON V. LEHMAN BROTHERS, INC. AND S.G. COWEN SECURITIES CORP. In March 2002, LBI was served with a complaint in the United States District Court for the Northern District of Ohio. The complaint alleges breach of fiduciary duty, fraud, aiding and abetting, promissory estoppel, negligent misrepresentation, breach of contract, conversion, negligent hiring, negligent supervision and violations of the Investment Advisers Act of 1940 (the "Advisers Act"). Plaintiffs seek unspecified compensatory and punitive damages, a full accounting of all account activity, attorneys fees and costs and prejudgment and postjudgment interest.

                  GEORGIA SARANTAKIS AND CAROL ANN COYLE V. FRANK DOMINIC GRUTTADAURIA, LEHMAN BROTHERS, INC., LEHMAN BROTHERS HOLDINGS, INC. ET AL. In March 2002, LBI and Holdings were served with a complaint in the United States District Court for the Northern District of Illinois. The complaint alleges violations of Sections 10(b) and 20(a) of the Exchange Act, of Illinois securities laws and of various NASD and New York Stock Exchange rules, breach of fiduciary duty, fraud, negligent hiring and supervision and negligent misrepresentation. Plaintiffs seek unspecified compensatory and punitive damages, prejudgment and postjudgment interest and attorneys fees and costs.

                  SAMUEL GLAZER V. LEHMAN BROTHERS, INC. AND S.G. COWEN SECURITIES CORPORATION. In March 2002, LBI was served with a complaint in the United States District Court for the Northern District of Ohio. The complaint alleges breach of fiduciary duty, fraud and deceit, negligent retention, hiring and supervision, negligent and reckless misrepresentation, breach of implied contract, conversion, violations of Sections 10(b) and 20(a) of the Exchange Act, civil conspiracy, aiding and abetting and promissory estoppel. Plaintiff seeks the amounts in his accounts from various times, alleged to be in excess of $24 million, the value of income tax paid on non-existent transactions and expense to correct tax returns, fair compensation for value converted from his accounts including interest, punitive damages in the amount of $500 million and attorneys fees and costs.

                  ALAN YALE AND JUDITH YALE V. S.G. COWEN SECURITIES CORPORATION AND LEHMAN BROTHERS INC. In April 2002, LBI was served with a complaint in the United States District Court for the Northern District of Illinois. The complaint alleges violations of Sections 10(b) and 20(a) of the Exchange Act, of the Advisers Act and of Illinois laws, conversion, fraud, civil conspiracy, aiding and abetting, breach of fiduciary duty, negligent misrepresentation, negligence, promissory estoppel and breach of contract. Plaintiffs seek "benefit of the bargain damages", compensatory damages in an amount substantially exceeding $12 million, treble compensatory damages under the Illinois Consumer Fraud Act, punitive damages in the amount of five times compensatory damages, a full accounting of all account activity, attorneys fees and costs and prejudgment and postjudgment interest.

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS:

The following exhibits are filed as part of this Quarterly Report or, where indicated, were heretofore filed and are hereby incorporated by reference:

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

     11.01 Computation of Per Share Earnings (OMITTED IN ACCORDANCE WITH SECTION (B)(11) OF ITEM 601 OF REGULATION S-K; THE CALCULATION OF PER SHARE EARNINGS IS SET FORTH IN PART I, ITEM 1, IN NOTE 11 TO THE CONSOLIDATED FINANCIAL STATEMENTS (EARNINGS PER COMMON SHARE))

     12.01 Computation of Ratios of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends (FILED HEREWITH)

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

(b)      REPORTS ON FORM 8-K:

     The following reports on Form 8-K were filed during the quarter for which this Quarterly Report is filed:

     1.  Form 8-K dated February 5, 2002, Item 7.

     2.  Form 8-K dated February 1, 2002, Item 7.

     3.  Form 8-K dated December 26, 2001, Item 7.

     4.  Form 8-K dated December 20, 2001, Items 5 and 7.

                  Financial Statements:

                  Exhibit 99.2 Selected Statistical Information (Preliminary and Unaudited)

                  Exhibit 99.3 Consolidated Statement of Income (Three Months Ended November 30, 2001) (Preliminary and Unaudited)

                  Exhibit 99.4 Consolidated Statement of Income (Twelve Months Ended November 30, 2001) (Preliminary and Unaudited)

                  Exhibit 99.5 Segment Net Revenue Information (Three and Twelve Months Ended November 30, 2001)
                                        (Preliminary and Unaudited)

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   LEHMAN BROTHERS HOLDINGS INC.
                                             (Registrant)


Date: April 15, 2002               By:          /s/ DAVID GOLDFARB
                                       --------------------------------------
                                              Chief Financial Officer
                                  (principal financial and accounting officer)

                                  EXHIBIT INDEX

EXHIBIT NO.       EXHIBIT
-----------       -------

Exhibit 12.01 Computation of Ratios of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends