Form 10-Q
period 2002-05-31
LEHMAN BROTHERS HOLDINGS INC
filed 2002-07-15
CIK 806085

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

      |X|       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED MAY 31, 2002

                                       OR

      |_|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                          COMMISSION FILE NUMBER 1-9466


                          LEHMAN BROTHERS HOLDINGS INC.
             (Exact name of registrant as specified in its charter)


               DELAWARE                                     13-3216325
(State or other jurisdiction of incorporation            (I.R.S. Employer
           or organization)                             Identification No.)


          745 SEVENTH AVENUE
          NEW YORK, NEW YORK                                  10019
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

AS OF JUNE 30, 2002, 243,521,524 SHARES OF THE REGISTRANT'S COMMON STOCK, PAR VALUE $0.10 PER SHARE, WERE OUTSTANDING.

================================================================================

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES

                                    FORM 10-Q

                       FOR THE QUARTER ENDED MAY 31, 2002

                                      INDEX

   PART I.         FINANCIAL INFORMATION                                                                                    PAGE
                                                                                                                           NUMBER
                                                                                                                           ------
                   Item 1.      Financial Statements - (unaudited)

                                     Consolidated Statement of Income -
                                     Three and Six Months Ended
                                     May 31, 2002 and May 31, 2001..........................................................  2

                                     Consolidated Statement of Financial Condition -
                                     May 31, 2002 and November 30, 2001.....................................................  4

                                     Consolidated Statement of Cash Flows -
                                     Six Months Ended
                                     May 31, 2002 and May 31, 2001..........................................................  6

                                     Notes to Consolidated Financial Statements.............................................  7

                   Item 2.      Management's Discussion and Analysis of
                                Financial Condition and Results of Operations............................................... 20

                   Item 3.      Quantitative and Qualitative Disclosures About Market Risk.................................. 43

   PART II.        OTHER INFORMATION

                   Item 1.      Legal Proceedings........................................................................... 44

                   Item 4.      Submission of Matters to a Vote of Security Holders......................................... 46

                   Item 6.      Exhibits and Reports on Form 8-K............................................................ 48

   SIGNATURE       ......................................................................................................... 49

   EXHIBIT INDEX ........................................................................................................... 50

   EXHIBITS

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION

ITEM 1     FINANCIAL STATEMENTS

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                   Three months ended
                                                                  --------------------
                                                                  May 31        May 31
                                                                   2002          2001
                                                                  ------        ------
Revenues
      Principal transactions                                      $  627        $  984
      Investment banking                                             465           565
      Commissions                                                    332           295
      Interest and dividends                                       2,910         4,433
      Other                                                           13             7
                                                                  ------        ------
           Total revenues                                          4,347         6,284
Interest expense                                                   2,684         4,262
                                                                  ------        ------
           Net revenues                                            1,663         2,022
                                                                  ------        ------
Non-interest expenses
      Compensation and benefits                                      848         1,032
      Technology and communications                                  142           134
      Brokerage and clearance                                         76            73
      Occupancy                                                       71            44
      Business development                                            40            54
      Professional fees                                               34            41
      Other                                                           16            19
                                                                  ------        ------
           Total non-interest expenses                             1,227         1,397
                                                                  ------        ------
Income from operations before taxes and dividends on trust
   preferred securities                                              436           625
     Provision for income taxes                                      126           181
     Dividends on trust preferred securities                          14            14
                                                                  ------        ------
Net income                                                        $  296        $  430
                                                                  ======        ======
Net income applicable to common stock                             $  285        $  369
                                                                  ======        ======

Earnings per common share
     Basic                                                        $ 1.16        $ 1.51
                                                                  ======        ======
     Diluted                                                      $ 1.08        $ 1.38
                                                                  ======        ======

                 See notes to consolidated financial statements.

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                     Six months ended
                                                                  ----------------------
                                                                   May 31         May 31
                                                                    2002           2001
                                                                  -------        -------
Revenues
      Principal transactions                                      $ 1,196        $ 1,981
      Investment banking                                              935          1,048
      Commissions                                                     621            574
      Interest and dividends                                        5,796          9,414
      Other                                                            25             19
                                                                  -------        -------
           Total revenues                                           8,573         13,036
Interest expense                                                    5,304          9,131
                                                                  -------        -------
           Net revenues                                             3,269          3,905
                                                                  -------        -------
Non-interest expenses
      Compensation and benefits                                     1,667          1,992
      Technology and communications                                   264            245
      Brokerage and clearance                                         151            150
      Occupancy                                                       140             85
      Business development                                             74            104
      Professional fees                                                54             88
      Other                                                            43             43
                                                                  -------        -------
           Total non-interest expenses                              2,393          2,707
                                                                  -------        -------
Income from operations before taxes and dividends on trust
   preferred securities                                               876          1,198
     Provision for income taxes                                       254            353
     Dividends on trust preferred securities                           28             28
                                                                  -------        -------
Net income                                                        $   594        $   817
                                                                  =======        =======
Net income applicable to common stock                             $   547        $   744
                                                                  =======        =======

Earnings per common share
     Basic                                                        $  2.23        $  3.04
                                                                  =======        =======
     Diluted                                                      $  2.07        $  2.77
                                                                  =======        =======

                 See notes to consolidated financial statements.

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                                   (UNAUDITED)
                                  (IN MILLIONS)

                                                                           May 31        November 30
                                                                            2002            2001
                                                                          --------        --------
ASSETS

Cash and cash equivalents                                                 $  2,170        $  2,561

Cash and securities segregated and on deposit for regulatory and
  other purposes                                                             1,936           3,289

Securities and other financial instruments owned:
      Pledged as collateral                                                 37,246          28,517
      Not pledged as collateral                                             88,537          90,845
                                                                          --------        --------
                                                                           125,783         119,362
                                                                          --------        --------

Collateralized short-term agreements:
      Securities purchased under agreements to resell                       94,116          83,278
      Securities borrowed                                                   28,609          17,994

Receivables:
      Brokers, dealers and clearing organizations                            1,697           3,455
      Customers                                                              7,368          12,123
      Others                                                                 1,604           1,479

Property, equipment and leasehold improvements (net of accumulated
  depreciation and amortization of $531 in 2002 and $424 in 2001)            1,722           1,495

Other assets                                                                 2,586           2,613

Excess of cost over fair value of net assets acquired (net of
  accumulated amortization of $153 in 2002 and $151 in 2001)                   196             167
                                                                          --------        --------
      Total assets                                                        $267,787        $247,816
                                                                          ========        ========

                 See notes to consolidated financial statements.

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF FINANCIAL CONDITION - (CONTINUED)
                                   (UNAUDITED)
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                                              May 31          November 30
                                                                               2002              2001
                                                                             ---------         ---------
LIABILITIES AND STOCKHOLDERS' EQUITY

Commercial paper and short-term debt                                         $   2,520         $   4,865

Securities and other financial instruments sold but not yet purchased           64,174            51,330

Collateralized short-term financing:
      Securities sold under agreements to repurchase                           116,419           105,079
      Securities loaned                                                         11,493            12,541
Payables:
      Brokers, dealers and clearing organizations                                2,262             2,805
      Customers                                                                 14,018            13,831
Accrued liabilities and other payables                                          10,642             9,895
Long-term debt:
      Senior notes                                                              33,977            35,373
      Subordinated indebtedness                                                  2,666             2,928
                                                                             ---------         ---------
           Total liabilities                                                   258,171           238,647
                                                                             ---------         ---------

Commitments and contingencies

Preferred securities subject to mandatory redemption                               710               710

STOCKHOLDERS' EQUITY

Preferred stock                                                                    700               700
Common stock, $0.10 par value;
   Shares authorized:  600,000,000 in 2002 and 2001;
   Shares issued:  257,514,553 in 2002 and 256,178,907 in 2001;
   Shares outstanding:  243,573,905 in 2002 and 237,534,091 in 2001                 25                25
Additional paid-in capital                                                       3,301             3,562
Accumulated other comprehensive income (net of tax)                                (19)              (10)
Retained earnings                                                                5,299             4,798
Other stockholders' equity, net                                                    686               746
Common stock in treasury, at cost: 13,940,648 shares in 2002
  and 18,644,816 shares in 2001                                                 (1,086)           (1,362)
                                                                             ---------         ---------
           Total stockholders' equity                                            8,906             8,459
                                                                             ---------         ---------
              Total liabilities and stockholders' equity                     $ 267,787         $ 247,816
                                                                             =========         =========

                 See notes to consolidated financial statements.

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                  (IN MILLIONS)

                                                                                      Six Months ended
                                                                                   -------------------------
                                                                                    May 31           May 31
                                                                                     2002             2001
                                                                                   --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                                                         $    594         $    817
Adjustments to reconcile net income to net cash provided by (used in)
    operating activities:
      Depreciation and amortization                                                     119               80
      Tax benefit from issuance of stock-based awards                                    96               99
      Amortization of deferred stock compensation                                       256              209
      Other adjustments                                                                  26               (1)
Net change in:
      Cash and securities segregated and on deposit                                   1,353             (409)
      Securities and other financial instruments owned                               (6,280)             933
      Securities borrowed                                                           (10,615)         (11,422)
      Receivables from brokers, dealers and clearing organizations                    1,758             (216)
      Receivables from customers                                                      4,755             (805)
      Securities and other financial instruments sold but not yet purchased          12,844           11,688
      Securities loaned                                                              (1,048)           1,443
      Payables to brokers, dealers and clearing organizations                          (543)            (717)
      Payables to customers                                                             187              (16)
      Other operating assets and liabilities, net                                       618            1,002
                                                                                   --------         --------
           Net cash provided by operating activities                               $  4,120         $  2,685
                                                                                   --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of senior notes                                             $  3,133         $  6,544
Principal payments of senior notes                                                   (4,706)          (3,934)
Principal payments of subordinated indebtedness                                        (267)            (194)
Net payments for commercial paper and short-term debt                                (2,345)            (116)
Resale agreements net of repurchase agreements                                          502           (6,517)
Payments for treasury stock purchases                                                  (536)            (928)
Issuance of treasury stock                                                              111               37
Dividends paid or accrued                                                               (91)             (46)
Issuances of common stock                                                                30               26
Payments for repurchases of preferred stock                                              --             (100)
                                                                                   --------         --------
           Net cash used in financing activities                                     (4,169)          (5,228)
                                                                                   --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property, equipment and leasehold improvements, net                        (311)            (190)
Acquisition, net of cash acquired                                                       (31)              --
                                                                                   --------         --------
           Net cash used in investing activities                                       (342)            (190)
                                                                                   --------         --------
           Net change in cash and cash equivalents                                     (391)          (2,733)
                                                                                   --------         --------
Cash and cash equivalents, beginning of period                                        2,561            5,160
                                                                                   --------         --------
Cash and cash equivalents, end of period                                           $  2,170         $  2,427
                                                                                   ========         ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (IN MILLIONS)

Interest paid totaled $5,367 and $9,210 for the six months ended May 31, 2002 and May 31, 2001, respectively. Income taxes paid totaled $199 and $422 for the six months ended May 31, 2002 and May 31, 2001, respectively.

                 See notes to consolidated financial statements.

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     BASIS OF PRESENTATION:

The consolidated financial statements include the accounts of Lehman Brothers Holdings Inc. ("Holdings") and subsidiaries (collectively, the "Company" or "Lehman Brothers"). Lehman Brothers is one of the leading global investment banks serving institutional, corporate, government and high-net-worth individual clients and customers. The Company's worldwide headquarters in New York and regional headquarters in London and Tokyo are complemented by offices in additional locations in North America, Europe, the Middle East, Latin America and the Asia Pacific Region. The Company is engaged primarily in providing financial services. The principal U.S. subsidiary of Holdings is Lehman Brothers Inc. ("LBI"), a registered broker-dealer. All material intercompany accounts and transactions have been eliminated in consolidation. The Company's financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC") with respect to Form 10-Q and reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Pursuant to such rules and regulations, certain footnote disclosures which are normally required under generally accepted accounting principles have been omitted. It is recommended that these consolidated financial statements be read in conjunction with the audited consolidated financial statements incorporated by reference in Holdings' Annual Report on Form 10-K for the twelve months ended November 30, 2001 (the "Form 10-K"). The Consolidated Statement of Financial Condition at November 30, 2001 was derived from the audited financial statements.

The nature of the Company's business is such that the results of any interim period may vary significantly from quarter to quarter and may not be indicative of the results to be expected for the fiscal year. Certain prior period amounts reflect reclassifications to conform to the current period's presentation.

CONSOLIDATION ACCOUNTING POLICIES

OPERATING COMPANIES

The Company follows Statement of Financial Accounting Standards ("SFAS") No. 94 "Consolidation of All Majority-Owned Subsidiaries" and consolidates operating entities when the Company has a controlling financial interest over the business activities of such entities. Non-controlled operating entities are accounted for under the equity method when the Company is able to exercise significant influence over the business activities of such entities. The cost method is applied when the ability to exercise significant influence is not present.

SPECIAL PURPOSE ENTITIES

For those entities which do not meet the definition of conducting a business, often referred to as special purpose entities ("SPE's"), the Company follows the accounting guidance under SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a replacement of FASB No. 125," and Emerging Issues Task Force ("EITF") Topic D-14, "Transactions Involving Special-Purpose Entities," to determine whether or not such SPE's are required to be consolidated. The majority of the Company's involvement with SPE's relates to securitization transactions meeting the SFAS 140 definition of a qualifying special purpose entity ("QSPE"). A QSPE can generally be described as an entity with significantly limited powers which are intended to limit it to passively holding financial assets and distributing cash flows based upon predetermined criteria. Based upon the guidance in SFAS 140, the Company does not consolidate such QSPE's. Rather, the Company accounts for its involvement with such QSPE's under a financial components approach in which the Company recognizes only its retained involvement with the QSPE. The Company accounts for such retained interests at fair value.

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Certain special purpose entities do not meet the QSPE criteria due to their permitted activities not being sufficiently limited, or because the assets are not deemed qualifying financial instruments (e.g., real estate). In the limited instances in which the Company is either the sponsor of or transferor of assets to a non-qualifying SPE, the Company follows the accounting guidance provided by EITF Topic D-14 to determine whether consolidation is required. Under this guidance, the Company would not consolidate such SPE if a third party investor made a substantial equity investment in the SPE (minimum of 3%), was subject to first dollar risk of loss of such SPE, and had a controlling financial interest.

TRANSFERS OF FINANCIAL ASSETS

The Company accounts for transfers of financial assets in accordance with SFAS
140. In accordance with this guidance the Company recognizes the transfer of financial assets as sales provided that control has been relinquished. Control is deemed to be relinquished only when all of the following conditions have been met: i) the assets have been isolated from the transferor even in bankruptcy or other receivership (true sale opinions are required), ii) the transferee has the right to pledge or exchange the assets received and iii) the transferor has not maintained effective control over the transferred assets (e.g., a unilateral ability to repurchase a unique or specific asset).

REVENUE RECOGNITION POLICIES

PRINCIPAL TRANSACTIONS

Securities and other financial instruments owned and securities and other financial instruments sold but not yet purchased (both of which are recorded on a trade date basis) are valued at market or fair value, as appropriate, with unrealized gains and losses reflected in Principal Transactions in the Consolidated Statement of Income. Market value is generally based on listed market prices. If listed market prices are not available, or if liquidating the Company's position is reasonably expected to affect market prices, fair value is determined based on broker quotes, internal valuation pricing models which take into account time value and volatility factors underlying the financial instruments, or management's estimate of the amounts that could be realized under current market conditions, assuming an orderly liquidation over a reasonable period of time.

INVESTMENT BANKING

Underwriting revenues and fees for merger and acquisition advisory services are recognized when services for the transactions are determined to be completed. Underwriting expenses are deferred and recognized at the time the related revenues are recorded.

COMMISSIONS

Commissions primarily include fees from executing and clearing client transactions on stock, options and futures markets worldwide. These fees are recognized on a trade date basis.

INTEREST REVENUE/EXPENSE

The Company recognizes contractual interest on securities and other financial instruments owned and securities and other financial instruments sold but not yet purchased on an accrual basis as a component of Interest and Dividends revenues and Interest Expense, respectively. Interest flows on the Company's derivative transactions are included as part of the Company's mark-to-market valuation of these contracts within Principal Transactions and are not recognized as a component of interest revenue/expense.

The Company accounts for its secured financing activities, and short and long-term borrowings on an accrual basis with related interest recorded as interest revenue or interest expense, as applicable.

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.     EVENTS OF SEPTEMBER 11, 2001:

As a result of the September 11, 2001 terrorist attack, the Company's leased facilities in the World Trade Center were destroyed and its leased and owned facilities in the World Financial Center complex (including the 3 World Financial Center building owned jointly with American Express) were significantly damaged.

During the fourth quarter of 2001, the Company recognized a pretax special charge of $127 million ($71 million after-tax) associated with the net losses stemming from the events of September 11, 2001. This charge was comprised of charges and costs of $487 million, less estimated insurance recoveries of $360 million.

During the first six months of 2002, the Company incurred additional costs resulting from the September 11, 2001 terrorist attack of approximately $43 million, primarily related to technology restoration, repair costs to the Company's 3 World Financial Center facility and other costs associated with temporary facilities, which were fully offset by estimated insurance recoveries. Included within these amounts were costs of $21 million and $22 million recorded in the first and second quarters of 2002, respectively.

In addition, the Company's repair of its facilities at 3 World Financial Center is ongoing and estimated to cost approximately $30 million. Such costs are anticipated to be fully recoverable under the Company's insurance policy.

To date, the Company has collected $300 million of interim advances on its insurance recoveries and is actively pursuing additional amounts including amounts related to business interruption losses.

For further information regarding the special charge associated with the events of September 11, 2001 recognized during 2001, refer to Note 2 to the Consolidated Financial Statements incorporated by reference in the Form 10-K.

3.     LONG-TERM DEBT:

During the six months ended May 31, 2002, the Company issued $3,133 million of long-term debt (all of which were senior notes). Of the total issuances during the period, $1,054 million were U.S. dollar fixed rate, $1,502 million were U.S. dollar floating rate, $229 million were foreign currency denominated fixed rate, and $348 million were foreign currency denominated floating rate. These issuances were primarily utilized to refinance current maturities of long-term debt in 2002.

The Company's floating rate new issuances contain contractual interest rates based primarily on London Interbank Offered Rates ("LIBOR"). All of the Company's fixed rate new issuances were effectively converted to floating rate obligations through the use of interest rate swaps. Of the foreign denominated new issuances totaling $577 million, $137 million were effectively swapped to U.S. Dollars, with the remainder used to fund foreign currency denominated capital needs.

The Company had $4,973 million of long-term debt ($4,706 million of senior notes and $267 million of subordinated notes) mature during the six months ended May 31, 2002. Long-term debt at May 31, 2002 scheduled to mature within one year totaled $7,787 million ($7,055 of senior notes and $732 of subordinated notes).

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.     CAPITAL REQUIREMENTS:

The Company operates globally through a network of subsidiaries, with several subject to regulatory requirements. In the United States, LBI, as a registered broker-dealer, is subject to SEC Rule 15c3-1, the Net Capital Rule, which requires LBI to maintain net capital of not less than the greater of 2% of aggregate debit items arising from customer transactions, as defined, or 4% of funds required to be segregated for customers' regulated commodity accounts, as defined. At May 31, 2002, LBI's regulatory net capital, as defined, of $1,964 million exceeded the minimum requirement by $1,862 million.

Lehman Brothers International (Europe) ("LBIE"), a United Kingdom registered broker-dealer and subsidiary of Holdings, is subject to the capital requirements of the Financial Services Authority ("FSA") of the United Kingdom. Financial resources, as defined, must exceed the total financial resources requirement of the FSA. At May 31, 2002, LBIE's financial resources of approximately $2,465 million exceeded the minimum requirement by approximately $666 million. Lehman Brothers Japan Inc.'s Tokyo branch, a regulated broker-dealer, is subject to the capital requirements of the Japanese Financial Services Agency and at May 31, 2002, had net capital of approximately $337 million which was approximately $138 million in excess of the specified levels required. Lehman Brothers Bank, FSB (the "Bank"), the Company's thrift subsidiary, is regulated by the Office of Thrift Supervision ("OTS"). The Bank exceeds all regulatory capital requirements and is considered well capitalized by the OTS. Certain other non-U.S. subsidiaries are subject to various securities, commodities and banking regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. At May 31, 2002, these other subsidiaries were in compliance with their applicable local capital adequacy requirements. In addition, the Company's "AAA" rated derivatives subsidiaries, Lehman Brothers Financial Products Inc. ("LBFP") and Lehman Brothers Derivative Products Inc. ("LBDP"), have established certain capital and operating restrictions which are reviewed by various rating agencies. At May 31, 2002, LBFP and LBDP each had capital which exceeded the requirement of the most stringent rating agency by approximately $67 million and $28 million, respectively.

The regulatory rules referred to above, and certain covenants contained in various debt agreements, may restrict Holdings' ability to withdraw capital from its regulated subsidiaries, which in turn could limit its ability to pay dividends to shareholders.

5.     DERIVATIVE FINANCIAL INSTRUMENTS:

In the normal course of business, the Company enters into derivative transactions both in a trading capacity and as an end-user. The Company's derivative activities (both trading and end-user) are recorded at fair value on the Company's Consolidated Statement of Financial Condition. As an end user, the Company utilizes derivatives to modify the market risk exposures of certain assets and liabilities. In this regard, the Company primarily enters into fair value hedges utilizing interest rate swaps to convert a substantial portion of the Company's fixed rate long-term debt and certain term fixed rate secured financing activities to a floating interest rate. The ineffective portion of the fair value hedges were included in "Interest Expense" on the Consolidated Statement of Income and were immaterial for the three and six months ended May 31, 2002 and 2001.

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Market or fair value for derivative instruments is generally determined by either quoted market prices (for exchange-traded futures and options) or pricing models (for over-the-counter swaps, forwards and options). Pricing models utilize a series of market inputs to determine the present value of future cash flows, with adjustments, as required for credit risk and liquidity risk. Further valuation adjustments may be recorded, as deemed appropriate for new or complex products or for positions with significant concentrations. These adjustments are integral components of the mark-to-market process. Credit-related valuation adjustments represent estimates of expected losses which incorporate business and economic conditions, historical experience, concentrations, and the character, quality and performance of credit sensitive financial instruments.

Unrealized gains and losses on derivative contracts are recorded on a net basis in the Consolidated Statement of Financial Condition for those transactions with counterparties executed under a legally enforceable master netting agreements and are netted across products when such provisions are stated in the master netting agreement. Listed in the following table is the fair value of the Company's derivative activities. Assets and liabilities represent net unrealized gains (amounts receivable from counterparties) and net unrealized losses (amounts payable to counterparties), respectively.

                                                                        FAIR VALUE*                   FAIR VALUE*
                                                                        MAY 31, 2002               NOVEMBER 30, 2001
                                                                  ------------------------     -------------------------
(IN MILLIONS)                                                      ASSETS      LIABILITIES      ASSETS       LIABILITIES
------------------------------------------------------------------------------------------------------------------------
Interest rate, currency and credit default swaps, and
   options (including caps, collars and floors)                   $ 6,374        $ 5,626        $ 6,482        $ 6,485

Foreign exchange forward contracts and options                      1,184          1,734            740          1,111

Other fixed income securities contracts (including futures
   contracts, options and TBAs)                                       760            426            747            226

Equity contracts (including equity swaps, warrants and
   options)                                                         4,193          2,202          3,586          2,502
                                                                  ----------------------------------------------------
           TOTAL                                                  $12,511        $ 9,988        $11,555        $10,324
                                                                  ----------------------------------------------------

* Amounts represent carrying value (exclusive of collateral). Amounts do not include receivables or payables related to exchange-traded futures contracts.

Assets included in the table above represent the Company's net receivable/payable for derivative financial instruments before consideration of collateral held by the Company. Included within the $12,511 million fair value of assets at May 31, 2002 was $11,242 million related to swaps and other over-the-counter ("OTC") contracts and $1,269 million related to exchange-traded option and warrant contracts. Included within the $11,555 million fair value of assets at November 30, 2001 was $10,555 million related to swaps and other OTC contracts and $1,000 million related to exchange-traded option and warrant contracts.

With respect to OTC contracts, the Company views its net credit exposure to be $7,194 million at May 31, 2002, representing the fair value of the Company's OTC contracts in an unrealized gain position, after consideration of collateral. Presented below is an analysis of the Company's net credit exposure at May 31, 2002 for OTC contracts based upon actual ratings made by external rating agencies or by equivalent ratings established and utilized by the Company's Credit Risk Management Department.

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      COUNTERPARTY                 S&P/MOODY'S            NET CREDIT
      RISK RATING                  EQUIVALENT              EXPOSURE
      -----------                  ----------              --------
           1                         AAA/Aaa                 15%
           2                    AA-/Aa3 or higher            29%
           3                     A-/A3 or higher             34%
           4                   BBB-/Baa3 or higher           18%
           5                    BB-/Ba3 or higher             3%
           6                     B+/B1 or lower               1%

The Company's OTC contracts credit exposure by weighted-average maturity is set forth below:

                                 LESS GREATER
        COUNTERPARTY                 THAN            2-5                 5-10                     THAN
         RISK RATING                1 YEAR          YEARS               YEARS                   10 YEARS               TOTAL
------------------------------ ----------------- ------------ --------------------------- ---------------------- ------------------
              1                       4%             5%                   3%                       3%                   15%
              2                       8%             12%                  4%                       5%                   29%
              3                       8%             16%                  4%                       6%                   34%
              4                       7%             4%                   3%                       4%                   18%
              5                       1%              -                   -                        2%                    3%
              6                       1%              -                   -                         -                    1%
------------------------------ ----------------- ------------ --------------------------- ---------------------- ------------------
            TOTAL                    29%             37%                 14%                       20%                  100%
============================== ================= ============ =========================== ====================== ==================

The Company is also subject to credit risk related to its exchange-traded derivative contracts. Exchange-traded contracts, including futures and certain options, are transacted directly on the exchange. To protect against the potential for a default, all exchange clearinghouses impose net capital requirements on their members. Additionally, exchange clearinghouses require counterparties to futures contracts to post margin upon the origination of the contracts and for any changes in the market value of the contracts on a daily basis (certain foreign exchanges provide for settlement within three days). Therefore, the potential for losses from exchange-traded products is limited.

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

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.     SECURITIZATIONS:

The Company is a market leader in mortgage- and asset-backed securitizations and other structured financing arrangements. In connection with these activities, the Company utilizes special purpose entities principally for (but not limited to) the securitization of commercial and residential mortgages, home equity loans, government and corporate bonds, and lease and trade receivables. The Company derecognizes financial assets transferred in securitizations provided that the Company has relinquished control over such assets. For further information regarding the accounting for securitization transactions, refer to
Note 1, BASIS OF PRESENTATION - CONSOLIDATION ACCOUNTING POLICIES -- TRANSFERS OF FINANCIAL ASSETS. The Company may retain an interest in the financial assets it securitizes ("Retained Interests") which may include assets in the form of residual interests in the special purpose entities established to facilitate the securitization. Any Retained Interests are included in Securities and Other Financial Instruments Owned (principally Mortgages and Mortgage-Backed) within the Company's Consolidated Statement of Financial Condition. The Company records its Securities and Other Financial Instruments Owned, including Retained Interests, at fair value with changes in fair value reported in earnings. Fair value is determined based upon listed market prices, if available. When listed market prices are not available, fair value is determined based on other relevant factors, including broker or dealer price quotations and valuation pricing models which take into account time value and volatility factors underlying the financial instruments among other factors. During the first six months of 2002, the Company securitized approximately $60 billion of financial assets, including: $43.4 billion of residential mortgages, $4.4 billion of commercial mortgages, and $12.2 billion of other asset backed assets.

As of May 31, 2002 and November 30, 2001, the Company had approximately $1.1 billion and $1.6 billion, respectively, of non-investment grade Retained Interests from its securitization activities (principally a junior security interest in the securitization) including $0.4 billion and $0.3 billion of residential mortgages, $0.5 billion and $1.0 billion of commercial mortgages, and $0.2 billion and $0.3 billion of other asset backed assets, respectively. The Company records its trading assets on a mark-to-market basis, including those assets held prior to securitization, as well as any retained interests post securitization. Mark-to-market gains or losses are recorded in "Principal Transactions" in the Consolidated Statement of Income.

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.     FINANCIAL INSTRUMENTS:

Securities and other financial instruments owned and securities and other financial instruments sold, but not yet purchased are recorded at fair value and were comprised of the following:

                                                                               MAY 31        NOVEMBER 30
                                                                                2002            2001
                                                                              --------        --------
Securities and other financial instruments owned:
      Mortgages and mortgage backed                                           $ 34,930        $ 33,210
      Government and agencies                                                   34,366          26,697
      Derivatives and other contractual agreements                              12,511          11,555
      Corporate debt and other                                                  18,538          20,969
      Corporate equities                                                        23,632          23,480
      Certificates of deposits and other money market instruments                1,806           3,451
                                                                              --------        --------
                                                                              $125,783        $119,362
                                                                              ========        ========

Securities and other financial instruments sold but not yet purchased:
      Government and agencies                                                 $ 33,226        $ 25,547
      Derivatives and other contractual agreements                               9,988          10,324
      Corporate debt and other                                                  11,439           6,482
      Corporate equities                                                         9,521           8,977
                                                                              --------        --------
                                                                              $ 64,174        $ 51,330
                                                                              ========        ========

8.     SECURITIES PLEDGED AS COLLATERAL:

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

At May 31, 2002 and November 30, 2001, the fair value of securities received as collateral and securities owned that have not been sold, repledged or otherwise encumbered totaled approximately $44 billion and $38 billion, respectively. At May 31, 2002 and November 30, 2001, the gross fair value of securities received as collateral where the Company was permitted to sell or repledge the securities was approximately $283 billion and $245 billion, respectively. Of this collateral, approximately $271 billion and $234 billion at May 31, 2002 and November 30, 2001, respectively, has been sold or repledged, generally as collateral under repurchase agreements or to cover securities and other financial instruments sold but not yet purchased.

The Company also pledges its own assets, principally to collateralize certain financing arrangements. These pledged securities, where the counterparty has the right, by contract or custom, to rehypothcate the financial instruments are classified as securities and other financial instruments owned, pledged as collateral, on the Company's Consolidated Statement of Financial Condition as required by SFAS 140.

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


In addition, the carrying value of securities and other financial instruments owned that have been pledged to counterparties where those counterparties do not have the right to sell or repledge were approximately $44 billion and $52 billion at May 31, 2002 and November 30, 2001, respectively.

9.     OTHER COMMITMENTS AND CONTINGENCIES:

As of May 31, 2002 and November 30, 2001, the Company was contingently liable for $0.7 billion and $1.1 billion, respectively, of letters of credit, primarily used to provide collateral for securities and commodities borrowed and to satisfy margin deposits at option and commodity exchanges, and other guarantees.

In connection with its financing activities, the Company had outstanding commitments under certain lending arrangements of approximately $1.8 billion and $2.1 billion at May 31, 2002 and November 30, 2001, respectively. These commitments require borrowers to provide acceptable collateral, as defined in the agreements, when amounts are drawn under the lending facilities. Advances made under the above lending arrangements are typically at variable interest rates and generally provide for over-collateralization based upon the borrowers' creditworthiness. At May 31, 2002 the Company had commitments to enter into forward starting secured financing transactions including reverse repurchase agreements and repurchase agreements of approximately $64.5 billion and $39.1 billion, respectively, as compared to $52.3 billion and $26.5 billion, respectively, at November 30, 2001. In addition, the Company had other guarantees of approximately $4.0 billion and $2.0 billion at May 31, 2002 and November 30, 2001, respectively. These other guarantees, which are principally overcollateralized with investment grade collateral, consist of liquidity facilities and default protection to investors.

In addition, the Company, through its high grade and high yield sales, trading and underwriting activities, makes commitments to extend credit in loan syndication transactions. The Company utilizes various hedging and funding strategies to actively manage its market, credit and liquidity exposures on these commitments. In addition, total commitments are not indicative of actual risk or funding requirements, as the commitments may not be drawn or fully utilized. These commitments and any related draw downs of these facilities typically have fixed maturity dates and are contingent upon certain representations, warranties and contractual conditions applicable to the borrower.

At May 31, 2002 and November 30, 2001, the Company had lending commitments to investment grade borrowers of $6.7 billion and $5.9 billion, respectively. However, the company views its credit risk associated with these commitments after consideration of hedges to be $3.5 billion and $4.1 billion at May 31, 2002 and November 30, 2001, respectively. Lending commitments to non-investment grade borrowers totaled $1.6 billion and $1.4 billion at May 31, 2002 and November 30, 2001, respectively. The Company had available undrawn borrowing facilities with third parties of approximately $4.8 billion and $4.9 billion, respectively at those dates, which can be drawn upon to provide funding for these commitments. These funding facilities contain limits for certain concentrations of counterparty, industry or credit ratings of the underlying loans.

At May 31, 2002 and November 30, 2001, the Company had commitments to invest up to $792 million and $555 million, respectively, directly and through partnerships in private equity related investments. These commitments will be funded as required through the end of the respective investment periods, principally expiring in 2004.

In the normal course of its business, the Company has been named a defendant in a number of lawsuits and other legal proceedings. After considering all relevant facts, available insurance coverage, established reserves and the advice of counsel, in the opinion of the Company such litigation will not, in the aggregate,

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


have a material adverse effect on the Company's consolidated financial position or cash flows, but may be material to the Company's operating results for any particular period, depending on the level of income for such period.

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

10.        SEGMENTS:

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

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The Company's segment information for the three and six months ended May 31, 2002 and May 31, 2001 is prepared utilizing the following methodologies:

o Revenues and expenses directly associated with each segment are included in determining pre-tax earnings.

o Expenses not directly associated with specific segments are allocated based upon the most relevant measures applicable, including each segment's revenues, headcount and other factors.

o Net revenues include allocations of interest income and interest expense to securities and other positions in relation to the cash generated by, or funding requirements of, the underlying positions.

o Segment assets include an allocation of indirect corporate assets which have been fully allocated to the Company's business segments, generally based on each segment's respective headcount figures.

SEGMENTS (THREE MONTHS ENDED):

                                                               INVESTMENT      CAPITAL       CLIENT
(IN MILLIONS)                                                    BANKING       MARKETS      SERVICES        TOTAL
----------------------------------------------------------  ---------------  -----------  -------------  ------------
MAY 31, 2002

Gross Revenues                                                    $  454        $3,680        $  213        $4,347
Interest Expense                                                      --         2,680             4         2,684
----------------------------------------------------------  ---------------  -----------  -------------  ------------
Net Revenue                                                          454         1,000           209         1,663
----------------------------------------------------------  ---------------  -----------  -------------  ------------
Depreciation and Amortization Expense                                 10            52             5            67

Other Expenses                                                       337           668           155         1,160
----------------------------------------------------------  ---------------  -----------  -------------  ------------
Earnings Before Taxes (1)                                         $  107        $  280        $   49        $  436
==========================================================  ===============  ===========  =============  ============
Segment Assets (billions)                                         $  1.6        $261.9        $  4.3        $267.8
==========================================================  ===============  ===========  =============  ============

(1) Before dividends on preferred securities.


                                                               INVESTMENT      CAPITAL       CLIENT
(IN MILLIONS)                                                    BANKING       MARKETS      SERVICES        TOTAL
----------------------------------------------------------  ---------------  -----------  -------------  ------------
MAY 31, 2001

Gross Revenues                                                    $  551        $5,513        $  220        $6,284
Interest Expense                                                      --         4,239            23         4,262
----------------------------------------------------------  ---------------  -----------  -------------  ------------
Net Revenue                                                          551         1,274           197         2,022
----------------------------------------------------------  ---------------  -----------  -------------  ------------
Depreciation and Amortization Expense                                  6            32             4            42
Other Expenses                                                       427           777           151         1,355
----------------------------------------------------------  ---------------  -----------  -------------  ------------
Earnings Before Taxes (1)                                         $  118        $  465        $   42        $  625
==========================================================  ===============  ===========  =============  ============
Segment Assets (billions)                                         $  1.3        $229.6        $  5.0        $235.9
==========================================================  ===============  ===========  =============  ============

(1) Before dividends on preferred securities.

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


SEGMENTS (SIX MONTHS ENDED):

                                                               INVESTMENT      CAPITAL       CLIENT
(IN MILLIONS)                                                    BANKING       MARKETS      SERVICES        TOTAL
----------------------------------------------------------  ---------------  -----------  -------------  ------------
MAY 31, 2002

Gross Revenues                                                    $  913        $7,239        $  421        $8,573
Interest Expense                                                      --         5,294            10         5,304

----------------------------------------------------------  ---------------  -----------  -------------  ------------
Net Revenue                                                          913         1,945           411         3,269
----------------------------------------------------------  ---------------  -----------  -------------  ------------
Depreciation and Amortization Expense                                 18            91            10           119
Other Expenses                                                       670         1,298           306         2,274
----------------------------------------------------------  ---------------  -----------  -------------  ------------
Earnings Before Taxes (1)                                         $  225        $  556        $   95        $  876
==========================================================  ===============  ===========  =============  ============
Segment Assets (billions)                                         $  1.6        $261.9        $  4.3        $267.8
==========================================================  ===============  ===========  =============  ============

(1) Before dividends on preferred securities.

                                                               INVESTMENT      CAPITAL       CLIENT
(IN MILLIONS)                                                    BANKING       MARKETS      SERVICES        TOTAL
----------------------------------------------------------  ---------------  -----------  -------------  ------------
MAY 31, 2001

Gross Revenues                                                    $ 1,022        $11,559        $   455        $13,036
Interest Expense                                                       --          9,077             54          9,131
----------------------------------------------------------  ---------------  -----------  -------------  ------------
Net Revenue                                                         1,022          2,482            401          3,905
----------------------------------------------------------  ---------------  -----------  -------------  ------------
Depreciation and Amortization Expense                                  12             61              7             80
Other Expenses                                                        817          1,505            305          2,627
----------------------------------------------------------  ---------------  -----------  -------------  ------------
Earnings Before Taxes (1)                                         $   193        $   916        $    89        $ 1,198
==========================================================  ===============  ===========  =============  ============
Segment Assets (billions)                                         $   1.3        $ 229.6        $   5.0        $ 235.9
==========================================================  ===============  ===========  =============  ============

(1) Before dividends on preferred securities.


The following are net revenues by geographic region:

                               THREE MONTHS ENDED           SIX MONTHS ENDED
                              --------------------        --------------------
(IN MILLIONS)                 MAY 31        MAY 31        MAY 31        MAY 31
                               2002          2001          2002          2001
                              ------        ------        ------        ------
U.S.                          $1,105        $1,318        $2,188        $2,564
Europe                           428           549           845         1,068
Asia Pacific and other           130           155           236           273
                              ------        ------        ------        ------
       Total                  $1,663        $2,022        $3,269        $3,905
                              ======        ======        ======        ======

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.    EARNINGS PER COMMON SHARE:

Earnings per share was calculated as follows (in millions, except for per share data):

                                                           THREE MONTHS ENDED                SIX MONTHS ENDED
                                                         -----------------------         -----------------------
                                                          MAY 31          MAY 31          MAY 31          MAY 31
                                                           2002            2001            2002            2001
                                                         -------         -------         -------         -------
NUMERATOR:
   Net income                                            $   296         $   430         $   594         $   817
   Preferred stock dividends                                 (11)            (61)            (47)            (73)
                                                         -------         -------         -------         -------
   Numerator for basic and diluted earnings per
   share-income available to common stockholders         $   285         $   369         $   547         $   744
                                                         =======         =======         =======         =======

DENOMINATOR:
   Denominator for basic earnings per share-
     weighted-average shares                               245.8           243.9           245.5           245.0
   Effect of dilutive securities:
     Employee stock options                                 13.7            16.7            14.4            17.1
     Employee restricted stock units                         4.0             6.3             4.5             6.7
                                                         -------         -------         -------         -------
   Dilutive potential common shares                         17.7            23.0            18.9            23.8
                                                         =======         =======         =======         =======
     Denominator for diluted earnings per share -
       adjusted weighted-average shares                    263.5           266.9           264.4           268.8
                                                         =======         =======         =======         =======

BASIC EARNINGS PER SHARE                                 $  1.16         $  1.51         $  2.23         $  3.04
                                                         =======         =======         =======         =======
DILUTED EARNINGS PER SHARE                               $  1.08         $  1.38         $  2.07         $  2.77
                                                         =======         =======         =======         =======


12.    CONVERTIBLE DEBT:

In March 2002, the Company issued $575 million of floating rate convertible notes. These notes bear an interest rate equivalent to LIBOR minus 90 basis points per annum (subject to adjustment in certain events) and mature on April 1, 2022. The notes are convertible at $96.10 per share, in certain circumstances. These circumstances include Holdings' common stock trading at or above $120.125 for a specified number of trading days, as well as the trading price of the notes declining to certain levels, a downgrade in the ratings of the notes and other events. Holdings has the option to repurchase these notes on or after April 1, 2004. The holders of the notes may cause Holdings to repurchase the notes at par on April 1, 2004, 2007, 2012, or 2017, or upon a change of control of Holdings.

ITEM 2.          LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

BUSINESS ENVIRONMENT

The principal business activities of Lehman Brothers Holdings Inc. ("Holdings") and subsidiaries (collectively, the "Company" or "Lehman Brothers") are investment banking and capital markets facilitation, which by their nature are subject to volatility, primarily due to changes in interest and foreign exchange rates and security valuations, global economic and political trends and industry competition. Through the Company's investment banking, research, trading, structuring and distribution capabilities in equity and fixed income products, the Company continues to build on its client/customer business model. This model focuses on "customer flow" activities. The "customer flow" model is based upon the Company's principal focus of facilitating customer transactions in all major global capital markets products and services. The Company generates customer flow revenues from institutional and high-net-worth customers through its abilities to (i) advise on and structure transactions specifically suited to meet client needs, (ii) act as a market maker and/or intermediary in the global marketplace including having securities and other financial instrument products available to allow clients to rebalance their portfolios and diversify risks across different market cycles and (iii) act as underwriter to clients.

Marketplace uncertainties experienced throughout 2001 continued into the second quarter of 2002. Geo-political risks continued to weigh on the economy and markets, along with events in the Middle East and the continued threats of terrorism. U.S. labor markets remained sluggish as the unemployment rate grew to 5.8% at May 31, 2002 from 5.5% as of the end of the first fiscal quarter of 2002. The Federal Reserve has left the Federal Funds rate unchanged at 1.75% since December of 2001 in an attempt to stimulate growth.

These economic conditions, combined with a number of high-profile defaults and continued concerns over accounting and corporate governance issues, produced lower returns in all major U.S. equity markets during the fiscal second quarter of 2002, when compared to the same period a year ago. As of May 31, 2002, the Standard & Poor's 500 Index had declined by 15% from the end of the fiscal second quarter of 2001 and 6% during fiscal 2002. The NASDAQ experienced even greater deterioration, closing the fiscal second quarter of 2002 with decreases of 23% from May 31, 2001 and 16% during the six months ended May 31, 2002.


--------------------------------------------------------------------------------
SOME OF THE STATEMENTS CONTAINED IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, INCLUDING THOSE RELATING TO THE COMPANY'S STRATEGY AND OTHER STATEMENTS THAT ARE PREDICTIVE IN NATURE, THAT DEPEND UPON OR REFER TO FUTURE EVENTS OR CONDITIONS OR THAT INCLUDE WORDS SUCH AS "EXPECTS," "ANTICIPATES," "INTENDS," "PLANS," "BELIEVES," "ESTIMATES" AND SIMILAR EXPRESSIONS, ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THESE STATEMENTS ARE NOT HISTORICAL FACTS BUT INSTEAD REPRESENT ONLY THE COMPANY'S EXPECTATIONS, ESTIMATES AND PROJECTIONS REGARDING FUTURE EVENTS. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE CERTAIN RISKS AND UNCERTAINTIES THAT ARE DIFFICULT TO PREDICT, WHICH MAY INCLUDE MARKET, CREDIT OR COUNTERPARTY, LIQUIDITY, LEGAL AND OPERATIONAL RISKS. MARKET AND LIQUIDITY RISKS INCLUDE CHANGES IN INTEREST AND FOREIGN EXCHANGE RATES AND SECURITIES AND COMMODITIES VALUATIONS, THE AVAILABILITY AND COST OF CAPITAL AND CREDIT, CHANGES IN INVESTOR SENTIMENT, GLOBAL ECONOMIC AND POLITICAL TRENDS, CONCERNS ABOUT POSSIBLE TERRORIST ACTIVITY AND INDUSTRY COMPETITION. LEGAL RISKS INCLUDE LEGISLATIVE AND REGULATORY DEVELOPMENTS IN THE U.S. AND THROUGHOUT THE WORLD. THE COMPANY'S ACTUAL RESULTS AND FINANCIAL CONDITION MAY DIFFER, PERHAPS MATERIALLY, FROM THE ANTICIPATED RESULTS AND FINANCIAL CONDITION IN ANY SUCH FORWARD-LOOKING STATEMENTS AND, ACCORDINGLY, READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON SUCH STATEMENTS. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Global equity origination activity remained sluggish and continued to be hampered by a decline in market valuations and wavering investor confidence as geopolitical risks and accounting scandals continue to weigh on the market. However, fixed income markets continued to benefit in the fiscal second quarter of 2002 from low interest rates, a steepened Treasury yield curve and tightening credit spreads. The volume of global debt origination was up approximately 27% and 8% when compared to the fiscal first quarter of 2002 and the fiscal second quarter of 2001, respectively, according to Thomson Financial Securities Data Corp. ("TFSD").

Mergers and acquisitions ("M&A") advisory activity, which slowed considerably in 2001, continued to be weak during the fiscal second quarter of 2002, but somewhat improved from first quarter 2002 levels. M&A advisory volume continued to remain near its lowest level since 1997, as the combination of accounting concerns and weak global equity markets continued to hamper activity. Worldwide completed mergers and acquisitions were down by 42% in the fiscal second quarter of 2002 as compared to the fiscal second quarter of 2001 and down 61% year to date, as compared to the first half of fiscal 2001, according to TFSD; however, M&A volumes increased 6% in the fiscal second quarter of 2002 from first quarter 2002 levels. Announced transaction volumes industry-wide were down by 33% in the fiscal second quarter of 2002 compared to the fiscal second quarter of 2001 and down 37% year to date, as compared to the first half of fiscal 2001.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MAY 31, 2002 AND MAY 31, 2001

The Company reported net income of $296 million for the quarter ended May 31, 2002, a decrease of 31% from the second quarter of 2001. Earnings per common share (diluted) for the second quarter of 2002 were $1.08 as compared to $1.38 for the second quarter of 2001. Earnings per share in the second quarter of 2001 were reduced by approximately $0.19 as a result of a $50 million special preferred dividend on Holdings' redeemable voting preferred stock. The Company's pre-tax operating margin for the second quarter of 2002 was 26.2%, and its return on equity was 14.1% as compared to a pre-tax operating margin of 30.9% and return on equity of 20.6% in the second quarter of 2001. Return on equity for the second quarter of 2001 was reduced by approximately 2.8% as a result of the special preferred dividend. Although the 2002 amounts are down versus 2001 comparable amounts, the Company believes that these numbers demonstrate the ability of the Company's franchise to deliver a reasonable level of profitability and returns even in an exceedingly difficult market environment.

REVENUES

Net revenues were $1,663 million for the second quarter of 2002 as compared to $2,022 million for the second quarter of 2001. Revenues have declined 18% as compared to the prior year's levels, reflecting the negative trends in global equity markets and reduced investment banking activities. However, these results are the highest level of net revenues reported over the past four quarters as the Company recaptured market share and trading volumes temporarily lost after the events of September 11th and continued to benefit from strong fixed income underwriting.

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


PRINCIPAL TRANSACTIONS, COMMISSIONS AND NET INTEREST REVENUES

The Company measures the profitability of its capital markets and client services activities in the aggregate, including Principal Transactions, Commissions and Net Interest. Decisions relating to these activities are based on an overall review of aggregate revenues, which includes an assessment of the potential gain or loss associated with a transaction, including any associated commissions, and the interest income or expense associated with financing or hedging the Company's positions. Therefore, the Company views net revenues from principal transactions, commissions and interest, offset by related interest expense, in the aggregate, because the revenue classifications, when analyzed individually, are not always indicative of the profitability of the Company's overall capital markets and client services activities.

Principal Transactions, Commissions and Net Interest revenues were $1,185 million for the second quarter of 2002 as compared to $1,450 for the second quarter of 2001. Principal Transactions, Commissions and Net Interest revenues decreased 18% from the second quarter 2001 as a result of strong fixed income results being more than offset by weakness in the global equity markets. Fixed income results were fueled by historically low interest rate levels and increased trading volumes, particularly in investment grade debt and mortgage related products, as investors rebalanced portfolios into fixed income products amid geopolitical and accounting uncertainties. The weakness in equity results was driven by continued depressed levels of market volatility and declining equity indexes, which negatively impacted derivatives revenues.

Within these amounts, Principal Transactions revenues were $627 million for the second quarter of 2002 as compared to $984 million for the second quarter of 2001, a decrease of 36%. The decrease represents strong fixed income results, driven by historically low interest rate levels and resulting increased trading volumes, that were more than offset by weakness in the global equity markets from the continued depressed levels of market volatility and declining equity indexes. In addition, Principal Transactions revenues in 2002 decreased as a result of the transition to a commission-based revenue structure on certain Nasdaq trades. In the prior year, the Company's Nasdaq trades for substantially all of its institutional customers were transacted on a spread basis (with related revenues classified within Principal Transactions).

Interest and Dividends revenues were $2,910 million for the second quarter of 2002 as compared to $4,433 million for the second quarter of 2001. Interest expense was $2,684 million for the second quarter of 2002 as compared to $4,262 million for the second quarter 2001. Interest and dividend revenues and interest expense are a function of the level and mix of total assets and liabilities, principally financial instruments owned and secured financing activities, the prevailing level of interest rates, as well as the term structure of the Company's financings. Interest and dividends revenues and interest expense are integral components of trading activities. The decline in interest revenue by 34% and interest expense by 37% from the previous year is principally due to a substantial decline in interest rates over the period. The increase in net interest income was due to increased spreads resulting from declining interest rates as well as higher interest and dividend earning asset levels in the second quarter of 2002 as compared to the second quarter of 2001.

Commissions revenues were $332 million for the second quarter of 2002 as compared to $295 million for the second quarter of 2001. Commissions revenues increased 13% as compared to the prior year's level due, in part, to the record levels of institutional and high-net-worth customer flow, driven by the Firm's increased secondary market share in both the listed and Nasdaq markets. In addition, commissions

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


revenues in 2002 were bolstered by the increase in the share of revenue derived from institutional commission-based pricing in the Nasdaq market, whereas in the prior year, the Company's Nasdaq trades for institutional customers were primarily transacted on a spread basis with related revenues classified within Principal Transactions.

INVESTMENT BANKING

Investment Banking revenues were $465 million for the second quarter of 2002 as compared to $565 million for the second quarter of 2001. Investment Banking revenues result mainly from fees earned by the Company for underwriting public and private offerings of fixed income and equity securities, and advising clients on M&A activities and other services. Investment Banking revenues decreased 18% from the second quarter of 2001 as a result of the lower volumes of equity originations and M&A activity in the overall market place. This was partially offset by record results in fixed income originations, where markets were characterized by low interest rates, tighter credit spreads and corporate preference for long-term financing.

SEGMENTS

The Company is segregated into three business segments (each of which is described below): Investment Banking, Capital Markets and Client Services. Each segment represents a group of activities and products with similar characteristics. These business activities result in revenues from both institutional and high-net-worth retail clients, which are recognized across all revenue categories contained in the Company's Consolidated Statement of Income. (Net revenues also contain certain internal allocations, including funding costs, which are centrally managed.)

SEGMENT RESULTS - THREE MONTHS ENDED MAY 31, 2002 AND MAY 31, 2001

                                     THREE MONTHS ENDED MAY 31, 2002                     THREE MONTHS ENDED MAY 31, 2001
                             -----------------------------------------------    --------------------------------------------------
                             Investment    Capital      Client                  Investment     Capital       Client
IN MILLIONS                   Banking      Markets     Services       Total       Banking      Markets      Services       Total
                             ----------    -------     --------      -------    ----------     -------      --------      --------
Principal Transactions             --      $   504      $   123      $   627           --      $   874       $   110      $   984
Interest and Dividend
  Income                           --        2,901            9        2,910           --        4,404            29        4,433
Investment Banking            $   454           --           11          465      $   551           --            14          565
Commissions                        --          274           58          332           --          238            57
                                                                                                                              295

Other                              --            1           12           13           --           (3)           10            7
                              -------      -------      -------      -------      -------      -------       -------      -------
Total Revenues                $   454      $ 3,680      $   213      $ 4,347      $   551      $ 5,513       $   220      $ 6,284
Interest Expense                   --        2,680            4        2,684           --        4,239            23        4,262
                              -------      -------      -------      -------      -------      -------       -------      -------
Net Revenues                  $   454      $ 1,000      $   209      $ 1,663      $   551      $ 1,274       $   197      $ 2,022

Non-Interest Expenses             347          720          160        1,227          433          809           155        1,397
                              -------      -------      -------      -------      -------      -------       -------      -------
Earnings Before Taxes(1)      $   107      $   280      $    49      $   436      $   118      $   465       $    42      $   625
                              =======      =======      =======      =======      =======      =======       =======      =======

(1) Before dividends on preferred securities

The following discussion provides an analysis of the Company's net revenues results by segment for the periods above.

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


In assessing the profitability of Capital Markets and Client Services, the Company measures principal transactions, commissions and net interest revenues in the aggregate. Decisions relating to capital markets and client services activities are based on an overall review of aggregate revenues, which includes an assessment of the potential gain or loss associated with a transaction including any associated commissions, and the interest income or expense associated with financing or hedging the Company's positions. Therefore, the Company views net revenues from principal transactions, commissions and interest, offset by related interest expense, in the aggregate, because the revenue classifications, when analyzed individually, are not always indicative of the profitability of the Company's capital markets and client services activities.

INVESTMENT BANKING This segment's earnings result from fees earned by the Company for underwriting public and private offerings of fixed income and equity securities, and advising clients on M&A activities and other services.

Investment Banking pre-tax earnings of $107 million decreased 9% in the second quarter of 2002 compared to second quarter of 2001 pre-tax earnings of $118 million, as an 18% decrease in net revenues was partially offset by a 20% decrease in non-interest expenses. The decrease in non-interest expenses primarily reflected reduced compensation and benefits associated with lower revenue levels as well as reduced discretionary spending on business development and professional fees as the Company continued to focus on minimizing expenses in a down market.

                                                         ------------------------------------------------------------------
Investment Banking's net revenues decreased 18%                           INVESTMENT BANKING NET REVENUES
to $454 million during the second quarter of 2002        ------------------------------------------------------------------
from the second quarter of 2001 primarily due to a       (IN MILLIONS)                        Three Months Ended
decrease in equity underwriting and M&A advisory
activity.                                                                                 May 31              May 31
                                                                                           2002                2001
                                                         --------------------------- ------------------ -------------------
                                                         Debt Underwriting                 $ 266              $ 265
                                                         Equity Underwriting                 109                158
                                                         M&A Advisory                         79                128
                                                         --------------------------- ------------------ -------------------
                                                                                           $ 454              $ 551
                                                         --------------------------- ------------------ -------------------

Debt underwriting revenues totaled $266 million for the second quarter of 2002, slightly better than the $265 million recorded in the second quarter of 2001. Fixed income origination benefited for the three months ended May 31, 2002, as issuers continued to take advantage of lower interest rates to raise long-term debt and replace short-term financing and investors displayed an appetite for less risky assets. Global debt origination market volume in the US, Europe and Asian markets increased from the previous year's second quarter by approximately 8%, with the most significant increases in the US.

Equity underwriting revenues decreased 31% to $109 million in the second quarter of 2002 from the second quarter of 2001. The decrease in equity origination was due to unfavorable secondary markets and industry issuance volumes remaining lower than historical levels, resulting from declining equity indices and generally cautious investor sentiment. Industry-wide global equity origination volumes increased 19% during the second quarter of 2002 as compared to the second quarter of 2001. However, much of this increase was attributable to a small number of large deals. The Company's global equity volumes decreased approximately 27% as compared to the second quarter of 2001, mainly as a result of a decrease in the US, which was somewhat offset by increases in Europe and Asia.

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


M&A advisory fees for the second quarter of 2002 were $79 million, down 38% from the second quarter of 2001 reflecting the extremely difficult climate for strategic transactions globally.

CAPITAL MARKETS This segment's earnings reflect institutional customer flow activities and secondary trading and financing activities related to fixed income and equity products. These products include a wide range of cash, derivative, secured financing and structured instruments.

Capital Markets pre-tax earnings of $280 million decreased 40% from the second quarter of 2001 pre-tax earnings of $465 million, driven by a 22% decrease in net revenues. Capital Markets non-interest expenses decreased 11% during the quarter to $720 million from $809 million in the second quarter of 2001, primarily due to a decrease in compensation and benefits associated with lower revenues, which was slightly offset by an increase in nonpersonnel expenses, particularly occupancy costs associated with increased headcount levels.

----------------------------------------------------------------------------------------------------------------------------------
                                            CAPITAL MARKETS NET REVENUES
----------------------------------------------------------------------------------------------------------------------------------
(IN MILLIONS)                    Three Months Ended May 31, 2002                           Three Months Ended May 31, 2001
                         Gross            Interest               Net               Gross             Interest           Net
                        Revenues           Expense             Revenues           Revenues            Expense         Revenues
------------------- ----------------- ------------------- ------------------ ----------------- ------------------ ----------------
Fixed Income             $2,489            ($1,813)             $   676            $3,701             ($3,038)         $ 663
Equities                  1,191               (867)                 324             1,812             ($1,201)           611
------------------- ----------------- ------------------- ------------------ ----------------- ------------------ ----------------
                         $3,680            ($2,680)             $ 1,000            $5,513             ($4,239)         $1,274
------------------- ----------------- ------------------- ------------------ ----------------- ------------------ ----------------

Capital Markets' net revenues were $1,000 million for the second quarter of 2002, down 22% from the second quarter of 2001, as strong fixed income results were more than offset by lower revenues from equity products. Overall, the Company continued to experience strong institutional customer flow activity with particular interest in fixed income products as equity investors remained cautious given geopolitical uncertainties resulting from terrorist activities and continued concerns over accounting and corporate governance issues. Interest and dividend income and interest expense decreased by 34% and 37%, respectively, from the second quarter of the previous year, mainly as a result of the substantial decline in interest rates over the period. However, net interest income benefited due to increased spreads resulting from declining interest rates as well as higher interest earning asset levels in the second quarter of 2002 as compared to the second quarter of 2001.

Net revenues from the fixed income component of Capital Markets in the second quarter of 2002 increased by 2% from the second quarter of 2001 driven by record levels of mortgage securitizations. During the second quarter of 2002, the increase in the Company's transaction volume in US mortgage securitizations from the second quarter of 2001 was proportionally greater than that of the industry overall in both the residential and commercial markets. The Company's volume in the residential market more than tripled while the industry increased 117%, and the Company's volume in the commercial market increased 95% while the market decreased 35%. Partially offsetting this increase were lower revenues from high grade and high yield activities.

Net revenues from the equities component of Capital Markets were $324 million in the second quarter of 2002, down 47% from second quarter of 2001. The decrease resulted from continued difficult conditions in the secondary markets resulting from declining indices and low volatility, including declining global market valuations and lack of corporate demand for derivative products and convertibles. An increase in commissions revenues was a result of the increase in the portion of revenue derived from institutional commission-based pricing in the Nasdaq market, with related revenues classified within commissions,

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


whereas in the prior year, the Company's Nasdaq trades for institutional customers were primarily transacted on a spread basis with related revenues classified within principal transactions.

CLIENT SERVICES Client Services earnings reflect earnings from the Company's Private Client and Private Equity businesses. Private Client net revenues reflect the Company's high-net-worth retail customer flow activities as well as asset management fees. Private equity net revenues include the management and incentive fees earned in the Company's role as general partner for thirty-three private equity banking partnerships.

Client Services pre-tax earnings of $49 million increased 17% in the second quarter of 2002 compared to the second quarter of 2001. Non-interest expenses increased 3% to $160 million in the second quarter of 2002 compared to $155 million second quarter of 2001.

                                                                    --------------------------------------------------------
Client Services net revenues  were $209 million in the                          CLIENT SERVICES NET REVENUES
second quarter of 2002, increasing 6% from the second               --------------------------------------------------------
quarter of 2001. This increase is primarily attributable            (IN MILLIONS)                  Three Months Ended
to the private client component of this segment,
emonstrating the resiliency of the Company's high net                                          May 31              May 31
worth client business, as customers remained invested                                           2002                2001
in a difficult equity market environment by re-                     --------------------------------------------------------
allocating resources to fixed income products.                      Private Client              $ 197              $ 183
                                                                    Private Equity                 12                 14
                                                                    --------------------------------------------------------
                                                                                                $ 209              $ 197
                                                                    --------------------------------------------------------

Private equity net revenues declined by $2 million to $12 million in the second quarter of 2002 from the second quarter of 2001 primarily as a result of lower incentive fees earned on general partnership interests (which are carried on a mark-to-market basis).

NON-INTEREST EXPENSES Non-interest expenses were $1,227 million for the second quarter of 2002 compared to $1,397 million for the second quarter of 2001. The decrease in non-interest expenses highlights the Company's continued disciplined approach to expense management. This ongoing focus is a key element of the Company's strategic objectives. Compensation and benefits expense of $848 million decreased 18% from $1,032 million in the second quarter of 2001. Compensation and benefit expense, as a percentage of net revenues, remained at 51% for the quarter, consistent with the Company's fiscal 2001 level. Lower levels of revenues in 2002 resulted in lower variable compensation expenses, which decreased by 32% from the second quarter of 2001. Fixed compensation, consisting primarily of salaries and benefits, increased 6% in the second quarter of 2002 from the second quarter of 2001 as a result of the growth in the Company's headcount over the prior period.

Nonpersonnel expenses were $379 million for the second quarter of 2002, up 4% compared to the second quarter of 2001. The increase is mainly attributable to a higher level of technology and communications and occupancy expenses. Technology and communication expenses were $142 million for the second quarter of 2002 compared to $134 million for the second quarter of 2001. The increase is attributable to spending in order to continue to enhance the Company's capital markets trading platforms and technology infrastructure. Occupancy expenses increased to $71 million during the second quarter of 2002 from $44 million during the second quarter of 2001. The increase is principally attributable to the increase in space required for the increase in headcount the Company has experienced over recent periods. Business development and professional fees decreased by 26% and 17%, respectively from the second quarter of 2001, due to lower discretionary spending in response to the current market

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


environment. Brokerage and clearance expenses are relatively consistent with the second quarter of 2001.

INCOME TAXES The Company's income tax provision was $126 million for the second quarter of 2002 versus $181 million for the second quarter of 2001. The effective tax rate was 29% for the second quarter of both 2002 and 2001. The effective tax rate for both 2002 and 2001 is lower than the Company's statutory tax rate of 35% primarily due to the impact of tax benefits attributable to income subject to preferential tax treatment.

RESULTS OF OPERATIONS
FOR THE SIX MONTHS ENDED MAY 31, 2002 AND MAY 31, 2001

The Company reported net income of $594 million for the six months ended May 31, 2002, a decrease of 27% from the six months ended May 31, 2001. Earnings per common share (diluted) were $2.07 for the first six months of 2002 compared to $2.77 for the comparable period in 2001. Earnings per share computations include the recognition of a special dividend on the Company's Redeemable Voting Preferred Stock of $25 million in the first quarter of 2002 and $50 million in the second quarter of 2001. These special preferred dividends had the impact of reducing earnings per share by $0.09 and $0.22 for the six months ended May 31, 2002 and May 31, 2001, respectively.

These results reflect the difficult market conditions experienced in 2002, led by a decline in equity capital markets and reduced investment banking and M&A activities. However, during this six month period, the Company was generally able to continue to execute its strategy of building market share while maintaining a strict discipline with regard to its expenses, capital and liquidity. Pre-tax operating margin and return on equity were 26.8% and 14.3% (excluding the impact of the $25 million in dividends on the Company's Redeemable Voting Preferred Stock), respectively, in the first half of 2002, as compared to a pre-tax operating margin and return on equity of 30.7% and 22.3% (excluding the impact of the $50 million in dividends on the Company's Redeemable Voting Preferred Stock), respectively, in the first half of 2001. The Company believes that the discipline in the management of Firm resources and focus on expense management have served to diminish the impact of an unfavorable market cycle.

REVENUES

Net revenues were $3,269 million for the first six months of 2002 compared to $3,905 million for the first six months of 2001. Revenues declined 16% as compared to the prior year's levels, as strong fixed income results were more than offset by the negative conditions in equity markets (e.g. declining indices and low volatility) and historically low levels of M&A activity.

PRINCIPAL TRANSACTIONS, COMMISSIONS AND NET INTEREST REVENUES

The Company measures the profitability of its capital markets and client services activities in the aggregate including Principal Transactions, Commissions and Net Interest. Decisions relating to these activities are based on an overall review of aggregate revenues, which includes an assessment of the potential gain or loss associated with a transaction, including associated commissions, and the interest income or expense associated with financing or hedging the Company's positions. The Company views these revenues in the aggregate, because the revenue classifications, when analyzed individually, are not always indicative of the profitability of the Company's capital markets and client services activities.

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Principal Transactions, Commissions and Net Interest revenues were $2,309 million for the first six months of 2002 as compared to $2,838 million for the first six months of 2001. Principal Transactions, Commissions and Net Interest revenues decreased 19% from the first six months of 2001 as a result of strong fixed income results being more than offset by weakness in the global equity markets. Fixed income results were fueled by historically low interest rate levels and increased trading volumes, particularly investment grade debt and mortgage related products, as investors rebalanced portfolios into fixed income products amid geopolitical and accounting uncertainties. The weakness in equity results were driven by continued depressed levels of market volatility and declining equity indexes, which negatively impacted derivatives revenues.

Within these amounts, Principal Transactions revenues were $1,196 million for the first six months of 2002 as compared to $1,981 for the first six months of 2001, a decrease of 40%. This decrease represents the weakness in the global equity markets from the continued depressed levels of market volatility and declining equity indexes partially offset by strong fixed income results, driven by historically low interest rate levels and resulting increased trading volumes. In addition, Principal Transaction revenues in 2002 decreased as a result of the transition to a commission-based revenue structure on certain Nasdaq trades. In the prior year, the Company's Nasdaq trades for substantially all of its institutional customers were transacted on a spread basis (with related revenues classified within Principal Transactions).

Interest and Dividends revenues were $5,796 million for the first six months of 2002 as compared to $9,414 million for the first six months of 2001. Interest Expense was $5,304 million for the first six months of 2002 as compared to $9,131 million for the first six months of 2001. Interest and Dividends revenues and Interest Expense are a function of the level and mix of total assets and liabilities, including financial instruments owned and secured financing activities, the prevailing level of interest rates, as well as the term structure and volatility of the Company's financings. Interest and Dividends revenues and Interest Expense are integral components of trading activities. The decline in interest income by 38% and interest expense by 42% from the previous year is principally due to a substantial decline in interest rates over the period. The increase in net interest income was due to higher interest and dividend earning asset levels in the first six months of 2002 as compared to the first six months of 2001.

Commissions revenues were $621 million for the first six months of 2002 as compared to $574 million for the first six months of 2001. Commissions revenues increased 8% as compared to the prior year's level driven by increased secondary market share in both listed and Nasdaq markets as well as the migration to institutional commission-based pricing in the Nasdaq market.

INVESTMENT BANKING

Investment Banking revenues were $935 million for the first six months of 2002 as compared to $1,048 million for the first six months of 2001. Investment Banking revenues result mainly from fees earned by the Company for underwriting public and private offerings of fixed income and equity securities, and advising clients on M&A activities and other services. Investment Banking revenues decreased 11% from the first half of 2001 as a result of the decline in equity origination and M&A activity in the overall market place, partially offset by record performance in fixed income origination.

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


SEGMENTS

The Company is segregated into three business segments (each of which is described below): Investment Banking, Capital Markets and Client Services. Each segment represents a group of activities and products with similar characteristics. These business activities result in revenues from both institutional and high-net-worth retail clients, which are recognized across all revenue categories contained in the Company's Consolidated Statement of Income. (Net revenues also contain certain internal allocations, including funding costs, which are centrally managed.)

SEGMENT RESULTS - SIX MONTHS ENDED MAY 31, 2002 AND MAY 31, 2001

                                     SIX MONTHS ENDED MAY 31, 2002                       SIX MONTHS ENDED MAY 31, 2001
                             -----------------------------------------------    ------------------------------------------------
                             Investment    Capital      Client                  Investment     Capital      Client
IN MILLIONS                   Banking      Markets     Services       Total      Banking       Markets     Services       Total
                             ----------    -------     --------      -------    ---------      -------     --------      -------
Principal Transactions             --      $   954      $   242      $ 1,196           --      $ 1,750      $   231      $ 1,981
Interest and Dividend
  Income                           --        5,775           21        5,796           --        9,346           68        9,414
Investment Banking            $   913           --           22          935      $ 1,022           --           26        1,048
Commissions                        --          507          114          621           --          462          112          574
Other                              --            3           22           25           --            1           18           19
                              -------      -------      -------      -------      -------      -------      -------      -------
Total Revenues                $   913      $ 7,239      $   421      $ 8,573      $ 1,022      $11,559      $   455      $13,036
Interest Expense                   --        5,294           10        5,304           --        9,077           54        9,131
                              -------      -------      -------      -------      -------      -------      -------      -------
Net Revenues                  $   913      $ 1,945      $   411      $ 3,269      $ 1,022      $ 2,482      $   401      $ 3,905


Non-Interest Expenses             688        1,389          316        2,393          829        1,566          312        2,707
                              -------      -------      -------      -------      -------      -------      -------      -------
Earnings Before Taxes(1)      $   225      $   556      $    95      $   876      $   193      $   916      $    89      $ 1,198
                              =======      =======      =======      =======      =======      =======      =======      =======

(1) Before dividends on preferred securities


The following discussion provides an analysis of the Company's net revenues results by segment for the periods above.

In assessing the profitability of Capital Markets and Client Services, the Company measures principal transactions, commissions and net interest revenues in the aggregate. Decisions relating to capital markets and client services activities are based on an overall review of aggregate revenues, which includes an assessment of the potential gain or loss associated with a transaction including any associated commissions, and the interest income or expense associated with financing or hedging the Company's positions. The Company views these revenues in the aggregate, because the revenue classifications, when analyzed individually, are not always indicative of the profitability of the Company's capital markets and client services activities.

INVESTMENT BANKING This segment's earnings result from fees earned by the Company for underwriting public and private offerings of fixed income and equity securities and advising clients on M&A activities and other services.

Investment Banking pre-tax earnings of $225 million increased 17% during the first half of 2002 compared to first half 2001 pre-tax earnings of $193 million, as an 11% decrease in net revenues was

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


more than offset by lower expenses. The decrease in non-interest expenses reflected reduced compensation expenses associated with lower revenue levels and reduced benefits and non-compensation related expenses (business development and professional fees) as the Company focused on minimizing discretionary spending in light of reduced revenue levels.


Investment Banking's  net revenues of $913 million                 -----------------------------------------------------------
decreased 11% in the first six months of 2002 when                              INVESTMENT BANKING NET REVENUES
compared to $1,022 million for the first six months of             -----------------------------------------------------------
2001. The decrease in Investment Banking net                       (IN MILLIONS)                        Six Months Ended
revenues was a result of the decline in M&A advisory                                                   May 31      May 31
revenues partially offset by increases in debt and equity                                               2002        2001
underwriting revenues.                                             -----------------------------------------------------------
                                                                   Debt Underwriting                    $471       $  448
                                                                   Equity Underwriting                   272          263
                                                                   Merger and Acquisition Advisory       170          311
                                                                   -----------------------------------------------------------
                                                                                                        $913       $1,022
                                                                   -----------------------------------------------------------

Debt underwriting revenues increased 5% to $471 million in the first six months of 2002 from $448 million in the first six months of 2001. The increase is mainly attributable to strong performance in a very favorable investment grade market. The Company continued to improve its competitive position as its league table rank for worldwide investment grade issuances advanced to #4 from #6 and its market share improved to 7% from 6.4% in 2002 and 2001, respectively; in addition, the Company improved ranking and market share in the leveraged finance business to #6 from #9 and 9.4% from 6.3% in 2002 and 2001, respectively (according to TFSD for the first five months of calendar years 2002 and 2001, respectively).

Global debt origination volume in the US, European and Asian markets increased from the first six months of the previous fiscal year by approximately 10%, with the most significant increases in the US. The Company's debt origination increased in the first half of fiscal 2002 versus the first half of fiscal 2001 by approximately 28%, with the most significant portion attributable to continued strength in investment grade issuances from US operations.

Equity underwriting revenues increased slightly to $272 million in the first half of 2002 compared to $263 million in the first half of 2001 as global market volume picked up slightly, although, syndicate activity overall remained slow and issuers and investors continue to be cautious. Market-wide global equity origination volumes increased 22% during the first six months of 2002 as compared to the first six months of 2001. However, much of this increase was attributable to a small number of large deals during the second quarter of 2002. The Company's equity volumes decreased approximately 15% in the first half of 2002 as compared to the first half of 2001, mainly as a result of a decrease in lower margin US activity, which was somewhat offset by increases in Europe and Asia.

M&A advisory revenues decreased by 45% to $170 million for the first six months of 2002 from $311 million for the first six months of 2001. The decrease reflected the extremely difficult global market conditions, partially attributed to weak equity share valuations and corporate scandals, as the market volume was the lowest it has been in the last five years. Despite the low volume of activity in the advisory markets, the Company was able to improve its market share to 10.5% in 2002 from 7.8% in 2001 (according to TFSD for the first five months of calendar years 2002 and 2001, respectively).

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


CAPITAL MARKETS This segment's earnings reflect institutional flow activities and secondary trading and financing activities related to fixed income and equity products. These products include a wide range of cash, derivative, secured financing and structured instruments.

Capital Markets pre-tax earnings of $556 million decreased 39% from the first half of 2001 pre-tax earnings of $916 million, driven by a 22% decrease in net revenues. Capital Markets non-interest expenses decreased 11% during the first half of 2002 to $1,389 million from $1,566 million in the first half of 2001, as a decrease in compensation and benefits was partially offset by an increase in non-personnel expenses (occupancy and technology).

-----------------------------------------------------------------------------------------------------------------------------------
                                                             CAPITAL MARKETS NET REVENUES

------------------ ---------------------------------------------------------- -----------------------------------------------------
(IN MILLIONS)                    Six Months Ended May 31, 2002                             Six Months Ended May 31, 2001
                          Gross             Interest              Net              Gross              Interest             Net
                        Revenues            Expense            Revenues           Revenues            Expense            Revenues
------------------ ------------------- ------------------ ------------------- ------------------ ------------------- --------------
Fixed Income             $5,152            ($3,795)             $1,357             $ 8,134            ($6,948)            $1,186
Equities                  2,087             (1,499)                588               3,425            ($2,129)             1,296
------------------ ------------------- ------------------ ------------------- ------------------ ------------------- --------------
                         $7,239            ($5,294)             $1,945             $11,559            ($9,077)            $2,482
------------------ ------------------- ------------------ ------------------- ------------------ ------------------- --------------

Capital Markets' net revenues were $1,945 million for the first six months of 2002, down 22% from the first six months of 2001, as an extremely weak equities market was partially offset by increased customer flow in fixed income products. Interest and dividend income and interest expense decreased from the first six months of the previous year by 38% and 42%, respectively, mainly as a result of the substantial decline in interest rates over the period. However, net interest income benefited in part due to a steepening yield curve environment and higher interest earning asset levels in the first six months of 2002 as compared to the first six months of 2001.

Net revenues from the fixed income component of Capital Markets increased 14% to $1,357 million in the first six months of 2002 from $1,186 million in the first six months of 2001. These record results were driven by strong institutional customer flow activity in credit and mortgage related products.

Net revenues from the equities component of Capital Markets decreased 55% to $588 million in the first half of 2002 from $1,296 million in the comparable 2001 period. The decrease was a result of reduced customer flow from record levels set in the first half of 2001, as investors remained wary of geo-political risks and accounting and corporate earnings uncertainties. The difficult market conditions were evidenced by the decline in the global equity indices since November 2001 and the historical lows in volatility levels. These conditions also resulted in declines in revenues from both private equity investments and risk arbitrage activity from levels experienced a year ago. An increase in commissions revenues was a result of the increase in the portion of revenue derived from institutional commission-based pricing in the Nasdaq market with related revenues classified within commissions, whereas in the prior year, the Company's Nasdaq trades for institutional customers were primarily transacted on a spread basis with related revenues classified within principal transactions.

CLIENT SERVICES Client Services' earnings reflect earnings from the Company's private client and private equity businesses. Private client net revenues reflect the Company's high-net-worth retail customer flow activities as well as asset management fees. Private equity net revenues include the management and incentive fees earned in the Company's role as general partner for thirty-three private equity partnerships.

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Client Services pre-tax earnings of $95 million increased 7% in the first six months of 2002 compared to the first six months of 2001 pre-tax earnings of $89 million. Non-interest expenses increased slightly to $316 million in the first six months of 2002 compared to $312 million during the first six months of 2001.

                                                                         -----------------------------------------------------
Client Services' net revenues increased to $411 for the first                         CLIENT SERVICES NET REVENUES
six months of 2002 as compared to $401 for the first six                 -----------------------------------------------------
months of 2001. Despite the weak equity markets, private                     (IN MILLIONS)             Six Months Ended
client net revenues increased to $388 million in the first                                            May 31         May 31
six months of 2002 from $375 million in the first six months                                           2002           2001
of 2001 due to record fixed income activity offsetting the               -----------------------------------------------------
decline in equities, as the Company's high-net-worth clients             Private Client               $ 388          $ 375
continued to adjust their portfolios.                                    Private Equity                  23             26
                                                                         -----------------------------------------------------
                                                                                                      $ 411          $ 401
                                                                         -----------------------------------------------------

Private equity net revenues decreased by $3 million to $23 million during the first six months of 2002 from the first six months of 2001 primarily as a result of reduced lower incentive fees earned on general partnership interests (which are carried on a mark-to-market basis).

NON-INTEREST EXPENSES Non-interest expenses were $2,393 million for the first six months of 2002 and $2,707 million for the comparable period of 2001. The decrease in non-interest expense highlights the Company's continued disciplined approach to expense management. This ongoing focus is a key element of the Company's strategic objectives. Compensation and benefits expenses of $1,667 million in the first half of 2002 decreased 16% from $1,992 million in the first half of 2001. Compensation and benefit expense, as a percentage of net revenues, remained at 51% for the first six months of 2002, consistent with the Company's fiscal 2001 level. The lower levels of revenues in 2002 resulted in lower variable compensation expenses, which decreased by 20% from the first six months of 2001. Fixed compensation, consisting primarily of salaries and benefits, increased 6% in the first six months of 2002 from the first six months of 2001 as a result of the growth in the Company's headcount over the previous year.

Non-personnel expenses were $726 million for the first six months of 2002, relatively flat to the $715 million recorded in the first six months of 2001. Technology and communication expenses were $264 million for the first six months of 2002 as compared to $245 million for the first six months of 2001. The increase is attributable to spending in order to continue to enhance the Company's capital markets trading platforms and technology infrastructure. Occupancy expenses increased to $140 million in the first half of 2002 from $85 million in the first half of 2001. The increase is principally attributable to the increase in space required for the increased headcount experienced over the recent periods. Business development and professional fees decreased by 29% and 39%, respectively, from the first six months of 2001, due to lower discretionary spending in response to the current market environment. Brokerage and clearance expenses are relatively consistent with the first half of 2001.

INCOME TAXES The Company's income tax provision was $254 million for the first six months of 2002 compared to $353 million for the six months of 2001. The effective tax rate was 29.0% for the first half of 2002, comparable to the Company's tax rate of 29.5% for the first half of 2001. The effective tax rate for both 2002 and 2001 is lower than the Company's statutory tax rate of 35% primarily due to the impact of tax benefits attributable to income subject to preferential tax treatment.

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY, FUNDING AND CAPITAL RESOURCES

LIQUIDITY RISK MANAGEMENT Liquidity risk management is of critical importance to the Company, providing a framework which seeks to ensure that the Company maintains sufficient liquid financial resources to continually fund its balance sheet and meet all of its funding obligations in all market environments. The Company's liquidity framework has been structured so that even in a severe liquidity event the balance sheet does not have to be reduced purely for liquidity reasons (although we may choose to do so for risk reasons). This should allow the Company to continue to maintain its customer franchise and debt ratings during a liquidity event.

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

As a consequence of implementing its Funding Framework, the Company has generally shifted to longer-term funding over the past several years. As a result, the Company has continued to reduce its reliance on

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

short-term unsecured debt, which now represents only 1% of adjusted total assets and less than 7% of total debt.

TOTAL CAPITAL The Company's Total Capital (defined as long-term debt, preferred securities subject to mandatory redemption and stockholders' equity) was $46.3 billion at May 31, 2002 compared to $47.5 billion at November 30, 2001. The decrease in Total Capital resulted from a net decrease in long-term debt, partially offset by an increase in total equity, principally due to net income.

                                                    MAY 31     NOVEMBER 30
(IN MILLIONS)                                        2002         2001
----------------------------------------------      -------    -----------
LONG-TERM DEBT

    Senior Notes                                    $33,977      $35,373
    Subordinated Indebtedness                         2,666        2,928
                                                    -------      -------
                                                     36,643       38,301

PREFERRED SECURITIES                                    710          710

STOCKHOLDERS' EQUITY

    Preferred Equity                                    700          700
    Common Equity                                     8,206        7,759
                                                    -------      -------
                                                      8,906        8,459
----------------------------------------------      -------      -------
TOTAL CAPITAL                                       $46,259      $47,470
----------------------------------------------      -------      -------

During the first six months of 2002, the Company issued $3,133 million in long-term debt securities (all of which were senior notes) which was $1,840 million less than maturing debt securities. The Company had $4,706 million of senior notes and $267 of subordinated notes mature during the six months ended May 31, 2002. Long-term debt decreased to $36.6 billion at May 31, 2002 from $38.3 billion at November 30, 2001, with a weighted-average maturity of 3.9 years at May 31, 2002 and 3.8 years at November 30, 2001.

CREDIT FACILITIES Holdings maintains a Revolving Credit Agreement (the "Credit Agreement") with a syndicate of banks. In April 2002, the Company renegotiated the Credit Agreement; under the new terms, the banks have committed to provide up to $1 billion for three years with a final maturity in April 2005 (Under the terms of the previous agreement, the banks committed to provide up to $1 billion for up to 364 days). The Credit Agreement contains covenants that require, among other things, that the Company maintain a specified level of tangible net worth. Prior to April 2002 the Company had not actively used the Credit Agreement; it now has begun to do so and intends to use the proceeds for general corporate purposes.

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

There were no borrowings outstanding under either the Credit Agreement or the Facility at May 31, 2002. The Company has maintained compliance with the applicable covenants for both the Credit Agreement and the Facility at all times.

BALANCE SHEET The Company's total assets increased to $267.8 billion at May 31, 2002 from $247.8 billion at November 30, 2001. The Company's adjusted total assets, defined as total assets less the lower of securities purchased under agreements to resell or securities sold under agreements to repurchase, were $173.7 billion at May 31, 2002 compared to $164.5 billion at November 30, 2001. The Company believes adjusted total assets is a more effective measure of evaluating balance sheet usage when comparing companies in the securities industry. The increase in adjusted total assets, as well as total assets, reflects higher levels of investing and secured financing associated with increased customer flow activities within the Company's Capital Markets business.

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

FINANCIAL LEVERAGE Balance sheet leverage ratios are one measure used to evaluate the capital adequacy of a company. Leverage ratios are commonly calculated using either total assets or adjusted total assets divided by total stockholders' equity and preferred securities subject to mandatory redemption. The Company believes that the adjusted leverage ratio is a more effective measure of financial risk when comparing companies in the securities industry. The Company's net leverage ratios based on adjusted total assets were 18.1x and 17.9x as of May 31, 2002 and November 30, 2001, respectively. Consistent with maintaining a single A credit rating, the Company targets an adjusted leverage ratio of under 20x. The Company continues to operate below this level. Due to the nature of the Company's sales and trading activities, the overall size of the Company's balance sheet fluctuates from time to time and, at specific points in time, may be higher than the fiscal quarter ends.

CREDIT RATINGS

The Company, like other companies in the securities industry, relies on external sources to finance a significant portion of its day-to-day operations. The cost and availability of unsecured financing generally are dependent on the Company's short-term and long-term credit ratings. Factors that may be significant to the determination of the Company's credit ratings or otherwise affect the ability of the Company to raise short-term and long-term financing include its profit margin, its earnings trend and volatility, its cash liquidity and liquidity management, its capital structure, its risk level and risk management, its geographic and business diversification, and its relative positions in the markets in which it operates. A deterioration in any of the previously mentioned factors or combination of these factors may lead rating agencies to downgrade the credit ratings of the Company, thereby increasing the cost to the Company of, or possibly limiting the access of the Company to, certain types of unsecured financings. In addition, the Company's debt ratings can impact certain capital markets revenues, particularly in those businesses where longer-term counterparty performance is critical, such as over-the-counter derivative transactions, including credit derivatives and interest rate swaps. As of May 31, 2002 the short- and long-term debt ratings of Holdings and LBI were as follows:

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


                                              Holdings                                        LBI
                              -----------------------------------------    -----------------------------------------
                                 Short-term            Long-term               Short-term          Long-term**
----------------------------- ------------------ ----------------------    ------------------- ---------------------
Fitch IBCA, Inc.                     F-1                  A+                       F-1                 A+/A
Moody's                              P-1                  A2                       P-1                 A1*/A2
Standard & Poor's Corp.              A-1                  A                        A-1                 A+*/A

*   Provisional ratings on shelf registration
**  Senior/subordinated

HIGH YIELD

The Company underwrites, trades, invests and makes markets in high yield corporate debt securities. The Company also syndicates, trades and invests in loans to below investment grade-rated companies. For purposes of this discussion, high yield debt instruments are defined as securities or loans to companies rated BB+ or lower, or equivalent ratings by recognized credit rating agencies, as well as non-rated securities or loans which, in the opinion of management, are non-investment grade. Non-investment grade securities generally involve greater risks than investment grade securities, due to the issuer's creditworthiness and the liquidity of the market for such securities. In addition, these issuers have relatively higher levels of indebtedness, resulting in an increased sensitivity to adverse economic conditions. The Company recognizes these risks and aims to reduce market and credit risk through the diversification of its products and counterparties. High yield debt instruments are carried at fair value, and unrealized gains or losses for these securities are recognized in the Company's Consolidated Statement of Income. Such instruments at May 31, 2002 and November 30, 2001 included long positions with an aggregate market value of approximately $3.9 billion and $3.5 billion, respectively, and short positions with an aggregate market value of approximately $1.1 billion and $1.0 billion, respectively. The Company mitigates its aggregate and single-issuer net exposure through the use of derivatives, non-recourse securitization financing and other financial instruments.

PRIVATE EQUITY

The Company has investments in thirty-three private equity partnerships, for which the Company acts as general partner, as well as related direct investments. At May 31, 2002, the Company's private equity related investments were $843 million. The Company's policy is to carry its investments, including the appreciation of its general partnership interests, at fair value based upon the Company's assessment of the underlying investments. Additional information about the Company's private equity activities, including related commitments, can be found in Note 8 to the Consolidated Financial Statements (Other Commitments and Contingencies).

SUMMARY OF CONTRACTUAL OBLIGATIONS

As of May 31, 2002 and November 30, 2001, the Company was contingently liable for $0.7 billion and $1.1 billion, respectively, of letters of credit, primarily used to provide collateral for securities and commodities borrowed and to satisfy margin deposits at option and commodity exchanges, and other guarantees.

In connection with its financing activities, the Company had outstanding commitments under certain lending arrangements of approximately $1.8 billion and $2.1 billion at May 31, 2002 and November 30,

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


2001, respectively. These commitments require borrowers to provide acceptable collateral, as defined in the agreements, when amounts are drawn under the lending facilities. Advances made under the above lending arrangements are typically at variable interest rates and generally provide for over-collateralization based upon the borrowers' creditworthiness. At May 31, 2002, the Company had commitments to enter into forward starting secured financing transactions including reverse repurchase agreements and repurchase agreements of $64.5 billion and $39.1 billion, respectively, as compared to $52.3 billion and $26.5 billion, respectively, at November 30, 2001. In addition, the Company had other guarantees of approximately $4.0 billion and $2.0 billion at May 31, 2002 and November 30, 2001, respectively. These other guarantees, which are principally overcollateralized with investment grade collateral, consist of liquidity facilities and default protection to investors.

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

At May 31, 2002 and November 30, 2001, the Company had lending commitments to investment grade borrowers of $6.7 billion and $5.9 billion, respectively. However, the company views its credit risk associated with these commitments after consideration of hedges to be $3.5 billion and $4.1 billion at May 31, 2002 and November 30, 2001, respectively. Lending commitments to non-investment grade borrowers totaled $1.6 billion and $1.4 billion at May 31, 2002 and November 30, 2001, respectively. The Company had available undrawn borrowing facilities with third parties of approximately $4.8 billion and $4.9 billion, respectively at those dates, which can be drawn upon to provide funding for these commitments. These funding facilities contain limits for certain concentrations of counterparty, industry or credit ratings of the underlying loans.

As of May 31, 2002 and November 30, 2001, the Company had commitments to invest up to $792 million and $555 million, respectively, directly and through partnerships in private equity related investments. These commitments will be funded as required through the end of the respective investment periods, principally expiring in 2004.


(IN MILLIONS)                                               Amount of Commitment Expiration Per Period
                                                       ----------------------------------------------------
                                            Total
                                      Contractual                       2003-         2006-         2008-
MAY 31, 2002                               Amount          2002          2005          2007    Thereafter
-----------------------------------------------------------------------------------------------------------
Lending commitments
   High grade                            $  6,692      $  2,496      $  2,905      $  1,266      $     25
   High yield                               1,568            62           823           476           207
   Secured financing transactions         105,311        91,006        11,998            --         2,307
Guarantees and liquidity facilities         3,968           300         2,000            --         1,668
Standby letters of credit                     693           693            --            --            --
Private equity investments                    792            --            --           792            --

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


For additional information on contractual obligations see the Summary of Contractual Obligations section of Management's Discussion and Analysis of Financial Condition and Results of Operations incorporated by reference in the Form 10-K.

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS AND DERIVATIVES

For a discussion of the Company's use of derivative instruments and the risks related thereto, see Note 14 to the Consolidated Financial Statements (Derivative Financial Instruments) and the Off-Balance Sheet Financial Instruments and Derivatives section of Management's Discussion and Analysis of Financial Condition and Results of Operations incorporated by reference in the Form 10-K.

RISK MANAGEMENT

As a leading global investment banking company, risk is an inherent part of the Company's businesses. Global markets, by their nature, are prone to uncertainty and subject participants to a variety of risks. The Company has developed policies and procedures to identify, measure and monitor each of the risks involved in its trading, brokerage and investment banking activities on a global basis. The principal risks of Lehman Brothers are market, credit, liquidity, legal and operational risks. Risk Management is considered to be of paramount importance in the Company's day-to-day operations. Consequently, the Company devotes significant resources (including investment in personnel and technology) across all of its worldwide trading operations to the measurement, management and analysis of risk.

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

Overall risk management policy is established at the Office of the Chairman level. The Capital Markets Committee is chaired by the CEO and consists of the members of the Company's Executive Committee (including the Co-Chief Operating Officers, the Global Head of Risk, the CFO, the CEO of Europe and Asia and the heads of the Company's business units) as well as certain members of the Company's research team. It serves to frame the Company's risk opinion in the context of the global market environment.

The Capital Markets Risk Committee is chaired by the Global Head of Risk, who is a member of the Office of the Chairman, and consists of the Heads of the Fixed Income and Equity Divisions, the Global Head of Credit Risk, the Global Head of Market Risk and the Controller. The committee meets twice a week and reviews all risk exposures, position concentrations and risk taking activities.

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


The Global Risk Management Group (the "Group") remains independent of the trading areas and reports directly into the Office of the Chairman to the Global Head of Risk. The Group combines two departments, credit risk management and market risk management, into one unit. This combination facilitates the analysis of counterparty credit and market risk exposures, while leveraging personnel and information technology resources in a cost-efficient manner. The Group maintains staff in each of the Company's regional trading centers and has daily contact with trading staff at all levels within the Company. These discussions include a review of trading positions and risk exposures.

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

The Company participates globally in interest rate, equity and foreign exchange markets. The Company's Fixed Income division has a broadly diversified market presence in U.S. and foreign government bond trading, emerging market securities, corporate debt (investment and non-investment grade), money market instruments, mortgages and mortgage-backed securities, asset-backed securities, municipal bonds, and interest rate derivatives. The Company's Equities division facilitates domestic and foreign trading in equity instruments, indices and related derivatives. The Company's foreign exchange businesses are involved in trading currencies on a spot and forward basis as well as through derivative products and contracts.

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

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


The Company's methodology estimates a reporting day value-at-risk using actual daily trading revenues over the previous 250 trading days. This estimate is measured as the loss, relative to the median daily trading revenue. The following table sets forth the daily value-at-risk for each component of market risk as well as total value-at-risk:

                                                                                     Three Months Ended
                                           As of                                          May 2002
                               -------------------------------        --------------------------------------------------
                                 May 31            Nov. 30
(IN MILLIONS)                     2002              2001                 Average             High              Low
                               ------------     --------------        --------------     -------------     -------------
Interest rate risk                $14.5            $14.6                 $14.7              $15.4             $14.3
Equity price risk                   9.5             15.1                  11.1               12.5               9.5
Foreign exchange risk               1.8              1.9                   1.8                1.8               1.7
Diversification benefit            (7.0)            (8.3)                 (8.3)              (9.8)             (6.7)
                               ------------     --------------        --------------     -------------     -------------
Total Company                     $18.8            $23.3                 $19.3              $19.9             $18.8
                               ============     ==============        ==============     =============     =============

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

TRADING NET REVENUES DISTRIBUTION Substantially all of the Company's inventory positions are marked-to-market on a daily basis and changes are recorded in net revenues. The following chart sets forth the frequency distribution for substantially all of the Company's trading net revenues on a weekly basis for the three months ended May 31, 2002:

[Graphic omitted--bar graph showing: ]

Weekly trading net revenues:

              Less than $0          0 weeks
              $   0-50 million      2 weeks
              $ 50-100 million      2 weeks
              $100-150 million      7 weeks
              $150-200 million      2 weeks
              $200+    million      0 weeks

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

TRANSFERS OF FINANCIAL ASSETS The Company accounts for transfers of financial assets in accordance with Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a replacement of FASB No. 125". In accordance with this guidance the Company recognizes transfers of financial assets as sales provided that control has been relinquished. Control is deemed to be relinquished only when all of the following conditions have been met: (i) the assets have been isolated from the transferor, even in bankruptcy or other receivership (true sale opinions are required), (ii) the transferee has the right to pledge or exchange the assets received and (iii) the transferor has not maintained effective control over the transferred assets (e.g. a unilateral ability to repurchase a unique or specific asset). The Company is a market leader in mortgage- and asset-backed securitizations and other structured financing arrangements. In connection with these activities, the Company utilizes special purposes entities principally for (but not limited to) the securitization of commercial and residential mortgages, home equity loans, government and corporate bonds, and lease and trade receivables. The Company derecognizes financial assets transferred in securitizations provided that the Company has relinquished control over such assets.

The Company may retain an interest in the financial assets it securitizes ("Retained Interests"), which may include assets in the form of residual interests in the special purpose entities established to facilitate the securitization. Any Retained Interests are included in Securities and Other Financial Instruments Owned (principally Mortgages and mortgage-backed) within the Company's Consolidated Statement of Financial Condition. The Company records its Securities and Other Financial Instruments Owned, including Retained Interests, at fair value, with changes in fair value reported in earnings.

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

Although there can be no assurance as to the ultimate outcome, the Company generally has denied, or believes it has a meritorious defense and will deny, liability in all significant cases pending against it including the matters described below, and it intends to defend vigorously each such case. Based on information currently available, advice of counsel, available insurance coverage and established reserves, the Company believes that the eventual outcome of the actions against it, including the matters described below, will not, in the aggregate, have a material adverse effect on the consolidated financial position or cash flows of the Company but may be material to the Company's operating results for any particular period, depending on the level of the Company's income for such period.

LEHMAN BROTHERS COMMERCIAL CORPORATION AND LEHMAN BROTHERS SPECIAL
     FINANCING INC. V. MINMETALS INTERNATIONAL NON-FERROUS METALS TRADING COMPANY (reported in Holdings' 2001 Annual Report on Form 10-K)

In June 2002, the parties entered into an agreement to settle all claims.

ACTIONS REGARDING FRANK GRUTTADAURIA (reported in Holdings' 2001 Annual Report on Form 10-K and Quarterly Report on Form 10-Q for the quarter ended February 28, 2002)

To date, the following cases have been filed against Lehman Brothers and SG Cowen Securities Corporation: seven cases in the United States District Court for the Northern District of Ohio, four cases in the United States District Court for the Northern District of Illinois, one case in the United States District Court for the Southern District of California and one case in Wisconsin Circuit Court, Milwaukee County. Two arbitrations have been filed before the New York Stock Exchange ("NYSE"). Generally speaking, the complaints, amended complaints and statements of claim allege violations of federal securities laws, violations of state and Blue Sky laws, civil conspiracy, and common law claims for fraud, promissory estoppel, negligent and reckless failure to supervise and breach of fiduciary duty. On the whole, plaintiffs seek compensatory and punitive damages, pre- and post-judgment interest, attorneys fees and costs, an accounting, and in some instances, treble damages. With the exception of one case, each case pending in federal court is or will be subject to a motion to compel arbitration based on plaintiffs' contractual agreement to arbitrate their claims against defendants. One of the NYSE arbitrations has been set for a December 2002 hearing.

LBI has received, and is responding to, requests for information, documents and/or testimony from the NYSE, the SEC, the Division of Securities of the Department of Commerce of the State of Ohio and the House of Representatives Committee on Financial Services, Subcommittee on Oversight and Investigations, in connection with the Gruttadauria matter.

FIRST ALLIANCE MORTGAGE COMPANY MATTERS

During 1999 and the first quarter of 2000, Lehman Commercial Paper, Inc. ("LCPI") provided a warehouse line of credit to First Alliance Mortgage Company ("FAMCO"), and LBI underwrote securitizations of mortgages originated by FAMCO. In March 2000, FAMCO filed for protection from its creditors under Chapter 11 of the United States Bankruptcy Code. In August 2001, a purported adversary class action was filed in the United States Bankruptcy Court for the Central District of California (the "Bankruptcy Court"), allegedly on behalf of a class of FAMCO borrowers seeking equitable subordination of LPCI's (among other creditors') liens and claims in the Bankruptcy Court. In October, 2001, the complaint was amended by adding LBI as a defendant and adding claims for aiding and abetting alleged fraudulent lending activities by FAMCO and for unfair competition under the California Business and Professions Code. In addition to equitable subordination, the complaint seeks actual damages, the imposition of a constructive trust on all proceeds paid or being paid by FAMCO to LCPI and LBI, disgorgement of profits, and attorneys' fees and costs.

In November, 2001, the Official Joint Borrowers Committee (the "Committee") initiated an adversary proceeding, allegedly on behalf of the FAMCO-related debtors, in the Bankruptcy Court by filing a complaint against LCPI, LBI, Holdings and several individual officers and directors of FAMCO and its affiliates. As to the Lehman Brothers defendants, the Committee asserted bankruptcy claims for avoidance of lien, recovery of property, equitable subordination, and disallowance of claim and also asserted claims for declaratory relief and aiding and abetting breach of fiduciary duty. In December, 2001, the Committee amended its complaint, dropping Holdings as a defendant and adding claims for equitable indemnification and contribution. In addition to relief under the Bankruptcy Code, the Committee seeks unspecified compensatory and punitive damages as well as attorneys' fees and costs.

These two actions have been transferred to the United States District Court for the Central District of California and have been consolidated. A January 2003 trial date has been set.

Separately, LBI is in discussions with the Attorney General's office in Florida about that office's investigation of LBI regarding LBI's role in connection with First Alliance.

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of stockholders of Holdings held on April 9, 2002, the following matters were submitted to a vote of security holders:

A) A proposal was submitted for the election of all Class I Directors. The results for the nominees were: Michael L. Ainslie - 210,513,222 votes for, 2,417,243 votes withheld; John F. Akers -210,668,315 votes for, 2,262,150 votes withheld; and Richard S. Fuld, Jr. - 210,860,357 votes for, 2,070,108 votes withheld. Messrs. Ainslie, Akers and Fuld were elected to serve until the Annual Meeting in 2005 and until a successor is elected and qualified.

B) A proposal was submitted for the ratification of the Company's selection of Ernst & Young LLP as the Company's independent auditors for the 2002 fiscal year. The results were 206,921,246 votes for 4,950,277 against and 1,058,942 abstaining, and the proposal was adopted.

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

       3.05 Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, dated April 9, 2001 (INCORPORATED BY REFERENCE TO EXHIBIT 3.5 TO THE REGISTRANT'S QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MAY 31, 2001)

       3.06 By-Laws of the Registrant, amended as of March 26, 1997 (INCORPORATED BY REFERENCE TO EXHIBIT 3 TO THE REGISTRANT'S QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED FEBRUARY 28,
              1997)

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

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

(B)        REPORTS ON FORM 8-K:

      The following reports on Form 8-K were filed during the quarter for which this Quarterly Report is filed:

       1.     Form 8-K dated May 9, 2002, Items 5 and 7.

       2.     Form 8-K dated April 30, 2002, Item 7.

       3.     Form 8-K dated March 26, 2002, Item 7.

       4.     Form 8-K dated March 20, 2002, Items 5 and 7.

                  Financial Statements:

                  Exhibit 99.2   Selected Statistical Information
                                 (Preliminary and Unaudited)

                  Exhibit 99.3   Consolidated Statement of Income

                                 (Three Months Ended February 28, 2002 and 2001) (Preliminary and Unaudited)

                  Exhibit 99.4   Segment Net Revenue Information
                                 (Three Months Ended February 28, 2002 and 2001) (Preliminary and Unaudited)

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                LEHMAN BROTHERS HOLDINGS INC.
                                      (Registrant)


Date: July  15, 2002            By:             /s/ DAVID GOLDFARB
                                     -------------------------------------------
                                              Chief Financial Officer
                                    (principal financial and accounting officer)

                                  EXHIBIT INDEX

EXHIBIT NO.          EXHIBIT

Exhibit 12.01 Computation of Ratios of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends