Form 10-Q
period 2002-08-31
LEHMAN BROTHERS HOLDINGS INC
filed 2002-10-15
CIK 806085

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2002
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-9466

Lehman Brothers Holdings Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3216325 (IRS Employer Identification No.)
745 Seventh Avenue New York, New York (Address of principal executive offices)	10019 (Zip Code)
(212) 526-7000 (Registrant's telephone number, including area code)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        As of September 30, 2002, 237,443,322 shares of the Registrant's Common Stock, par value $0.10 per share, were outstanding.

LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED AUGUST 31, 2002

INDEX

AVAILABLE INFORMATION

        Lehman Brothers Holdings Inc. ("Holdings") files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission ("SEC"). You may read and copy any document Holdings files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains annual, quarterly and current reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. Holdings' electronic SEC filings are available to the public at http://www.sec.gov.

        Holdings' public internet site is http://www.lehman.com. Holdings makes available free of charge through its internet site, via a link to the SEC's internet site at http://www.sec.gov, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the SEC.

        In addition, Holdings currently makes available on http://www.lehman.com its most recent annual report on Form 10-K, its quarterly reports on Form 10-Q for the current fiscal year, its most recent proxy statement and its most recent annual report to shareholders, although in some cases these documents are not available on that site as soon as they are available on the SEC's site. You will need to have on your computer the Adobe Acrobat Reader software to view these documents, which are in the .PDF format. If you do not have Adobe Acrobat, a link to Adobe's internet site, from which you can download the software, is provided.

[THIS PAGE INTENTIONALLY LEFT BLANK]

LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1    Financial Statements

LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES

CONSOLIDATED STATEMENT of INCOME

(Unaudited)

(In millions, except per share data)

	Three months ended
	August 31 2002	August 31 2001
Revenues
Principal transactions	$234	$637
Investment banking	427	491
Commissions	357	253
Interest and dividends	3,048	3,657
Other	9	19

Total revenues	4,075	5,057
Interest expense	2,728	3,429

Net revenues	1,347	1,628

Non-interest expenses
Compensation and benefits	687	830
Technology and communications	140	131
Brokerage and clearance	87	82
Occupancy	73	52
Business development	37	44
Professional fees	36	38
Other	18	16

Total non-interest expenses	1,078	1,193

Income from operations before taxes and dividends on trust preferred securities	269	435
Provision for income taxes	61	112
Dividends on trust preferred securities	14	14

Net income	$194	$309

Net income applicable to common stock	$183	$298

Earnings per common share
Basic	$0.74	$1.24

Diluted	$0.70	$1.14

See notes to consolidated financial statements.

LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES

CONSOLIDATED STATEMENT of INCOME

(Unaudited)

(In millions, except per share data)

	Nine months ended
	August 31 2002	August 31 2001
Revenues
Principal transactions	$1,431	$2,619
Investment banking	1,362	1,539
Commissions	978	827
Interest and dividends	8,843	13,070
Other	34	38

Total revenues	12,648	18,093
Interest expense	8,032	12,560

Net revenues	4,616	5,533

Non-interest expenses
Compensation and benefits	2,354	2,822
Technology and communications	404	376
Brokerage and clearance	237	232
Occupancy	213	137
Business development	112	149
Professional fees	90	125
Other	61	59

Total non-interest expenses	3,471	3,900

Income from operations before taxes and dividends on trust preferred securities	1,145	1,633
Provision for income taxes	315	466
Dividends on trust preferred securities	42	42

Net income	$788	$1,125

Net income applicable to common stock	$730	$1,041

Earnings per common share
Basic	$2.97	$4.28

Diluted	$2.77	$3.91

See notes to consolidated financial statements.

LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES

CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

(Unaudited)

(In millions)

	August 31 2002	November 30 2001
ASSETS
Cash and cash equivalents	$2,047	$2,561
Cash and securities segregated and on deposit for regulatory and other purposes	2,364	3,289
Securities and other financial instruments owned:
Pledged as collateral	20,629	28,517
Not pledged as collateral	99,655	90,845

	120,284	119,362

Collateralized short-term agreements:
Securities purchased under agreements to resell	105,334	83,278
Securities borrowed	19,958	17,994
Receivables:
Brokers, dealers and clearing organizations	1,950	3,455
Customers	6,748	12,123
Others	1,708	1,479
Property, equipment and leasehold improvements (net of accumulated depreciation and amortization of $599 in 2002 and $424 in 2001)	1,973	1,495
Other assets	2,651	2,613
Excess of cost over fair value of net assets acquired (net of accumulated amortization of $154 in 2002 and $151 in 2001)	196	167

Total assets	$265,213	$247,816

LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
CONSOLIDATED STATEMENT OF FINANCIAL CONDITION—(Continued)
(Unaudited)
(In millions, except per share data)

	August 31 2002	November 30 2001
LIABILITIES AND STOCKHOLDERS' EQUITY
Commercial paper and short-term debt	$2,395	$4,865
Securities and other financial instruments sold but not yet purchased	69,811	51,330
Collateralized short-term financing:
Securities sold under agreements to repurchase	110,976	105,079
Securities loaned	7,607	12,541
Payables:
Brokers, dealers and clearing organizations	1,111	2,805
Customers	14,765	13,831
Accrued liabilities and other payables	10,018	9,895
Long-term debt:
Senior notes	36,495	35,373
Subordinated indebtedness	2,416	2,928

Total liabilities	255,594	238,647

Commitments and contingencies
Preferred securities subject to mandatory redemption	710	710
STOCKHOLDERS' EQUITY
Preferred stock	700	700
Common stock, $0.10 par value; Shares authorized: 600,000,000 in 2002 and 2001; Shares issued: 257,744,571 in 2002 and 256,178,907 in 2001; Shares outstanding: 239,033,699 in 2002 and 237,534,091 in 2001	25	25
Additional paid-in capital	3,382	3,562
Accumulated other comprehensive income (net of tax)	(17)	(10)
Retained earnings	5,458	4,798
Other stockholders' equity, net	780	746
Common stock in treasury, at cost: 18,710,872 shares in 2002 and 18,644,816 shares in 2001	(1,419)	(1,362)

Total stockholders' equity	8,909	8,459

Total liabilities and stockholders' equity	$265,213	$247,816

See notes to consolidated financial statements.

LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES

CONSOLIDATED STATEMENT of CASH FLOWS

(Unaudited)

(In millions)

	Nine Months ended
	August 31 2002	August 31 2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$788	$1,125
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	187	143
Tax benefit from issuance of stock-based awards	157	385
Amortization of deferred stock compensation	364	300
Other adjustments	32	(13)
Net change in:
Cash and securities segregated and on deposit	925	(97)
Securities and other financial instruments owned	746	(9,021)
Securities borrowed	(1,964)	(4,466)
Receivables from brokers, dealers and clearing organizations	1,505	(236)
Receivables from customers	5,375	385
Securities and other financial instruments sold but not yet purchased	18,481	17,157
Securities loaned	(4,934)	5,592
Payables to brokers, dealers and clearing organizations	(1,694)	(1,012)
Payables to customers	934	(162)
Other operating assets and liabilities, net	(363)	796

Net cash provided by operating activities	$20,539	$10,876

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of senior notes	$6,115	$8,817
Principal payments of senior notes	(6,713)	(5,461)
Principal payments of subordinated indebtedness	(524)	(204)
Net payments for commercial paper and short-term debt	(2,470)	(1,298)
Resale agreements net of repurchase agreements	(16,159)	(12,509)
Payments for treasury stock purchases	(926)	(1,498)
Issuance of treasury stock	168	54
Dividends paid or accrued	(126)	(137)
Issuances of common stock	36	54
Payments for repurchases of preferred stock	—	(100)

Net cash used in financing activities	(20,599)	(12,282)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, equipment and leasehold improvements, net	(423)	(266)
Acquisition, net of cash acquired	(31)	—

Net cash used in investing activities	(454)	(266)

Net change in cash and cash equivalents	(514)	(1,672)

Cash and cash equivalents, beginning of period	2,561	5,160

Cash and cash equivalents, end of period	$2,047	$3,488

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (in millions)
Interest paid totaled $8,095 and $12,659 for the nine months ended August 31, 2002 and August 31, 2001, respectively. Income taxes paid totaled $304 and $570 for the nine months ended August 31, 2002 and August 31, 2001, respectively.

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

Special Purpose Entities

        For those entities which do not meet the definition of conducting a business, often referred to as special purpose entities ("SPE's"), the Company follows the accounting guidance under SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB No. 125," and Emerging Issues Task Force ("EITF") Topic D-14, "Transactions Involving Special-Purpose Entities," to determine whether or not such SPE's are required to be consolidated. The majority of the Company's involvement with SPE's relates to securitization transactions meeting the SFAS 140 definition of a qualifying special purpose entity ("QSPE"). A QSPE can generally be described as an entity with significantly limited powers which are intended to limit it to passively holding financial assets and distributing cash flows based upon predetermined criteria. Based upon the guidance in SFAS 140, the Company does not consolidate such QSPE's. Rather, the Company accounts for its involvement with such QSPE's under a financial components approach in which the Company recognizes only its retained involvement with the QSPE. The Company accounts for such retained interests at fair value.

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

        During the first nine months of 2002, the Company incurred additional costs resulting from the September 11, 2001 terrorist attack of approximately $45 million, primarily related to technology restoration and other costs associated with unusable facilities, which were fully offset by estimated insurance recoveries.

        In addition, during the first nine months of 2002, the Company incurred costs of approximately $38 million to repair damage incurred to the core and shell of the Company's 3 World Financial Center facility, which were fully offset by estimated insurance recoveries. Such costs are anticipated to be fully recoverable under the Company's insurance policy.

        To date, the Company has collected $300 million of interim advances on its insurance recoveries and is actively pursuing additional amounts including amounts related to business interruption losses.

        On September 9, 2002, the Company sold its interest in the 3 World Financial Center building for $158 million, which approximated the carrying value of this asset.

        For further information regarding the special charge associated with the events of September 11, 2001 recognized during 2001, refer to Note 2 to the Consolidated Financial Statements incorporated by reference in the Form 10-K.

3.    Long-Term Debt:

        During the nine months ended August 31, 2002, the Company issued $6,115 million of long-term debt (all of which were senior notes). Of the total issuances during the period, $1,631 million were U.S. dollar fixed rate, $3,042 million were U.S. dollar floating rate, $877 million were foreign currency denominated fixed rate, and $565 million were foreign currency denominated floating rate. These issuances were primarily utilized to refinance current maturities of long-term debt in 2002.

        The Company's floating rate new issuances contain contractual interest rates based primarily on London Interbank Offered Rates ("LIBOR"). All of the Company's fixed rate new issuances were effectively converted to floating rate obligations through the use of interest rate swaps. Of the foreign denominated new issuances totaling $1,441 million, $712 million were effectively swapped to U.S. Dollars, with the remainder used to fund foreign currency denominated capital needs.

        The Company had $7,237 million of long-term debt ($6,713 million of senior notes and $524 million of subordinated notes) mature during the nine months ended August 31, 2002. Long-term debt at August 31, 2002 scheduled to mature within one year totaled $8,901 million ($8,226 of senior notes and $675 of subordinated notes).

4.    Capital Requirements:

        The Company operates globally through a network of subsidiaries, with several subject to regulatory requirements. In the United States, LBI, as a registered broker-dealer, is subject to SEC Rule 15c3-1, the Net Capital Rule, which requires LBI to maintain net capital of not less than the greater of 2% of aggregate debit items arising from customer transactions, as defined, or 4% of funds required to be segregated for customers' regulated commodity accounts, as defined. At August 31, 2002, LBI's regulatory net capital, as defined, of $1,664 million exceeded the minimum requirement by $1,572 million.

        Lehman Brothers International (Europe) ("LBIE"), a United Kingdom registered broker-dealer and subsidiary of Holdings, is subject to the capital requirements of the Financial Services Authority ("FSA") of the United Kingdom. Financial resources, as defined, must exceed the total financial resources requirement of the FSA. At August 31, 2002, LBIE's financial resources of approximately $2,522 million exceeded the minimum requirement by approximately $757 million. Lehman Brothers Japan Inc.'s Tokyo branch, a regulated broker-dealer, is subject to the capital requirements of the Japanese Financial Services Agency and at August 31, 2002, had net capital of approximately $346 million, which was approximately $106 million in excess of the specified levels required. Lehman Brothers Bank, FSB (the "Bank"), the Company's thrift subsidiary, is regulated by the Office of Thrift Supervision ("OTS"). The Bank exceeds all regulatory capital requirements and is considered well capitalized by the OTS. Certain other non-U.S. subsidiaries are subject to various securities, commodities and banking regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. At August 31, 2002, these other subsidiaries were in compliance with their applicable local capital adequacy requirements. In addition, the Company's "AAA" rated derivatives subsidiaries, Lehman Brothers Financial Products Inc. ("LBFP") and Lehman Brothers Derivative Products Inc. ("LBDP"), have established certain capital and operating restrictions which are reviewed by various rating agencies. At August 31, 2002, LBFP and LBDP each had capital which exceeded the requirement of the most stringent rating agency by approximately $24 million and $13 million, respectively.

        The regulatory rules referred to above, and certain covenants contained in various debt agreements, may restrict Holdings' ability to withdraw capital from its regulated subsidiaries, which in turn could limit its ability to pay dividends to shareholders.

5.    Derivative Financial Instruments:

        In the normal course of business, the Company enters into derivative transactions both in a trading capacity and as an end-user. The Company's derivative activities (both trading and end-user) are recorded at fair value on the Company's Consolidated Statement of Financial Condition. As an end user, the Company utilizes derivatives to modify the market risk exposures of certain assets and liabilities. In this regard, the Company primarily enters into fair value hedges utilizing interest rate swaps to convert a substantial portion of the Company's fixed rate long-term debt and certain term fixed rate secured financing activities to a floating interest rate. The ineffective portion of the fair value hedges were included in "Interest Expense" on the Consolidated Statement of Income and were immaterial for the three and nine months ended August 31, 2002 and 2001.

        Market or fair value for derivative instruments is generally determined by either quoted market prices (for exchange-traded futures and options) or pricing models (for over-the-counter swaps, forwards and options). Pricing models utilize a series of market inputs to determine the present value of future cash flows, with adjustments, as required, for credit risk and liquidity risk. Further valuation adjustments may be recorded, as deemed appropriate for new or complex products or for positions with significant concentrations. These adjustments are integral components of the mark-to-market process. Credit-related valuation adjustments represent estimates of expected losses which incorporate business and economic conditions, historical experience, concentrations, and the character, quality and performance of credit sensitive financial instruments.

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

	Fair Value* August 31, 2002		Fair Value* November 30, 2001
	Assets	Liabilities	Assets	Liabilities
	(in millions)
Interest rate, currency and credit default swaps, and options (including caps, collars and floors)	$9,055	$6,942	$6,482	$6,485
Foreign exchange forward contracts and options	873	1,348	740	1,111
Other fixed income securities contracts (including futures contracts, options and TBAs)	940	371	747	226
Equity contracts (including equity swaps, warrants and options)	3,365	2,643	3,586	2,502

Total	$14,233	$11,304	$11,555	$10,324

*
Amounts represent carrying value (exclusive of collateral). Amounts do not include receivables or payables related to exchange-traded futures contracts.

        Assets included in the table above represent the Company's net receivable/payable for derivative financial instruments before consideration of collateral held by the Company. Included within the $14,233 million fair value of assets at August 31, 2002 was $13,445 million related to swaps and other over-the-counter ("OTC") contracts and $788 million related to exchange-traded option and warrant contracts. Included within the $11,555 million fair value of assets at November 30, 2001 was $10,555 million related to swaps and other OTC contracts and $1,000 million related to exchange-traded option and warrant contracts.

        With respect to OTC contracts, the Company views its net credit exposure to be $8,895 million at August 31, 2002, representing the fair value of the Company's OTC contracts in an unrealized gain position, after consideration of collateral. Presented below is an analysis of the Company's net credit exposure at August 31, 2002 for OTC contracts based upon actual ratings made by external rating agencies or by equivalent ratings established and utilized by the Company's Credit Risk Management Department.

Counterparty Risk Rating	S&P/Moody's Equivalent	Net Credit Exposure
1	AAA/Aaa	17%
2	AA-/Aa3 or higher	29%
3	A-/A3 or higher	33%
4	BBB-/Baa3 or higher	16%
5	BB-/Ba3 or higher	4%
6	B+/B1 or lower	1%

        The Company's credit exposure for OTC contracts (by weighted-average maturity) is set forth below:

Counterparty Risk Rating	Less Than 1 Year	2-5 Years	5-10 Years	Greater than 10 Years	Total
1	2%	5%	6%	4%	17%
2	4%	12%	7%	6%	29%
3	8%	13%	5%	7%	33%
4	3%	4%	4%	5%	16%
5	1%	—	1%	2%	4%
6	—	1%	—	—	1%

Total	18%	35%	23%	24%	100%

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

        For a further discussion of the Company's derivative related activities, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations—Off-Balance Sheet Financial Instruments and Derivatives" and the Notes to the Consolidated Financial Statements, incorporated by reference, in the Form 10-K.

6.    Securitizations:

        The Company is a market leader in mortgage- and asset-backed securitizations and other structured financing arrangements. In connection with these activities, the Company utilizes special purpose entities principally for (but not limited to) the securitization of commercial and residential mortgages, home equity loans, government and corporate bonds, and lease and trade receivables. The Company derecognizes financial assets transferred in securitizations provided that the Company has relinquished control over such assets. For further information regarding the accounting for securitization transactions, refer to Note 1, Basis of Presentation—Consolidation Accounting Policies—Transfers of Financial Assets. The Company may retain an interest in the financial assets it securitizes ("Retained Interests"), which may include assets in the form of residual interests in the special purpose entities established to facilitate the securitization. Any Retained Interests are included in Securities and Other Financial Instruments Owned (principally Mortgages and Mortgage-Backed) within the Company's Consolidated Statement of Financial Condition. During the first nine months of 2002, the Company securitized approximately $105 billion of financial assets, including: $75 billion of residential mortgages, $10 billion of commercial mortgages, and $20 billion of other asset-backed financial instruments.

        As of August 31, 2002 and November 30, 2001, the Company had approximately $1.2 billion and $1.6 billion, respectively, of non-investment grade Retained Interests from its securitization activities (principally junior security interests in securitizations) including $0.6 billion and $1.0 billion of commercial mortgages, $0.4 billion and $0.3 billion of residential mortgages, and $0.2 billion and $0.3 billion of other asset-backed financial instruments, respectively. The Company records its trading assets on a mark-to-market basis, including those assets held prior to securitization, as well as any retained interests post securitization. Mark-to-market gains or losses are recorded in "Principal Transactions" in the Consolidated Statement of Income. Fair value is determined based upon listed market prices, if available. When listed market prices are not available, fair value is determined based on other relevant factors, including broker or dealer price quotations and valuation pricing models which take into account time value and volatility factors underlying the financial instruments among other factors.

        The tables below outline the key economic assumptions used in measuring the fair value of retained interests:

At August 31, 2002:

	Residential Mortgages	Commercial Mortgages	Other Asset Backed
Weighted average life	3 years	1 year	4 years
Annual prepayment rate	8-48 CPR	0-15 CPR	8-15 CPR
Credit Loss Assumption	.5-6%	2-17%	3-10%
Weighted average Discount rate	17%	20%	7%

At November 30, 2001:

	Residential Mortgages	Commercial Mortgages	Other Asset Backed
Weighted average life	4 years	1 year	2 years
Annual prepayment rate	6-45 CPR	0-10 CPR	6-12 CPR
Credit Loss Assumption	.5-6%	2-17%	3-10%
Weighted average Discount rate	19%	20%	8%

        The tables below outline the sensitivity of the fair value of the retained interests to immediate 10% and 20% adverse changes in the above assumptions (dollars in millions):

	At August 31, 2002			At November 30, 2001
	Residential Mortgages	Commercial Mortgages	Other Asset Backed	Residential Mortgages	Commercial Mortgages	Other Asset Backed
Prepayment speed:
Impact of 10% adverse change	$4	$—	$1	$9	$—	$—
Impact of 20% adverse change	$7	$—	$2	$17	$—	$1
Assumed credit losses:
Impact of 10% adverse change	$21	$—	$6	$16	$—	$3
Impact of 20% adverse change	$41	$14	$11	$32	$—	$5
Discount rate:
Impact of 10% adverse change	$22	$1	$7	$26	$2	$2
Impact of 20% adverse change	$44	$1	$14	$52	$5	$5

        The sensitivity analysis in the preceding table is hypothetical and should be used with caution as the above stresses are performed without consideration of the impact of hedges, which serve to reduce the Company's actual risk. In addition, these results are calculated by stressing a particular economic assumption independent of changes in any other assumption (as required by U.S. GAAP); in reality, changes in one factor often result in changes in another (for example, changes in discount rates will often impact expected prepayment speeds). Further, changes in the fair value based upon a 10% or 20% variation in an assumption should not be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear.

        The following table summarizes cash flows from securitization trusts for the quarter ended August 31, 2002:

	Residential Mortgages	Commercial Mortgages	Other Asset Backed
	(in millions)
Purchases of delinquent loans	—	—	—
Cash flows received on retained interests	$58	$13	$5

7.    Financial Instruments:

        Securities and other financial instruments owned and securities and other financial instruments sold, but not yet purchased are recorded at fair value and were comprised of the following:

	August 31 2002	November 30 2001
Securities and other financial instruments owned:
Mortgages and mortgage backed	$35,552	$33,210
Government and agencies	34,032	26,697
Derivatives and other contractual agreements	14,233	11,555
Corporate debt and other	16,205	20,969
Corporate equities	18,153	23,480
Certificates of deposits and other money market instruments	2,109	3,451

	$120,284	$119,362

Securities and other financial instruments sold but not yet purchased:
Government and agencies	$42,402	$25,547
Derivatives and other contractual agreements	11,304	10,324
Corporate debt and other	7,805	6,482
Corporate equities	8,300	8,977

	$69,811	$51,330

8.    Securities Pledged as Collateral:

        The Company enters into secured borrowing and lending transactions to finance trading inventory positions, obtain securities for settlement, and meet customers' needs. The Company primarily receives collateral in connection with resale agreements, securities borrowed transactions, customer margin loans and certain other loans. The Company is generally permitted to sell or repledge these securities held as collateral and use the securities to secure repurchase agreements, enter into securities lending transactions or deliver to counterparties to cover short positions. The Company carries secured financing agreements for financial reporting purposes on a net basis when permitted under the provisions of Financial Accounting Standards Board Interpretation No. 41 ("FIN 41").

        At August 31, 2002 and November 30, 2001, the fair value of securities received as collateral and securities owned that have not been sold, repledged or otherwise encumbered totaled approximately $48 billion and $38 billion, respectively. At August 31, 2002 and November 30, 2001, the gross fair value of securities received as collateral where the Company was permitted to sell or repledge the securities was approximately $321 billion and $245 billion, respectively. Of this collateral, approximately $312 billion and $234 billion at August 31, 2002 and November 30, 2001, respectively, has been sold or repledged, generally as collateral under repurchase agreements or to cover securities and other financial instruments sold but not yet purchased.

        The Company also pledges its own assets, principally to collateralize certain financing arrangements. These pledged securities, where the counterparty has the right, by contract or custom, to rehypothecate the financial instruments are classified as securities and other financial instruments owned, pledged as collateral, on the Company's Consolidated Statement of Financial Condition as required by SFAS 140.

        In addition, the carrying value of securities and other financial instruments owned that have been pledged to counterparties where those counterparties do not have the right to sell or repledge were approximately $47 billion and $52 billion at August 31, 2002 and November 30, 2001, respectively.

9.    Other Commitments and Contingencies:

        As of August 31, 2002 and November 30, 2001, the Company was contingently liable for $0.7 billion and $1.1 billion, respectively, of letters of credit, primarily used to provide collateral for securities and commodities borrowed and to satisfy margin deposits at option and commodity exchanges.

        In connection with its financing activities, the Company had outstanding commitments under certain lending arrangements of approximately $1.7 billion and $2.1 billion at August 31, 2002 and November 30, 2001, respectively. These commitments require borrowers to provide acceptable collateral, as defined in the agreements, when amounts are drawn under the lending facilities. Advances made under the above lending arrangements are typically at variable interest rates and generally provide for over-collateralization based upon the borrowers' creditworthiness. At August 31, 2002, the Company had commitments to enter into forward starting secured financing transactions including reverse repurchase agreements and repurchase agreements of approximately $68.3 billion and $48.9 billion, respectively, as compared to $52.3 billion and $26.5 billion, respectively, at November 30, 2001. In addition, the Company had other guarantees of approximately $4.3 billion and $2.0 billion at August 31, 2002 and November 30, 2001, respectively. These other guarantees, which are principally overcollateralized with investment grade collateral, consist of liquidity facilities and default protection to investors.

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

        At August 31, 2002 the Company had lending commitments to investment and non-investment grade borrowers of approximately $6.8 billion and $1.4 billion, respectively as compared to $5.9 billion and $1.4 billion at November 30, 2001. However, these commitments are not indicative of the Company's actual risk as the Company has reduced its credit risk through the use of hedges and has utilized funding facilities to mitigate liquidity risk. The Company views its credit risk for investment grade commitments (after consideration of hedges) to be $3.2 billion and $4.1 billion at August 31, 2002 and November 30, 2001, respectively. The Company views its credit risk for non-investment grade commitments (after consideration of hedges) to be $1.3 billion at August 31, 2002 and $1.4 billion at November 30, 2001. The Company had available undrawn borrowing facilities with third parties of approximately $4.9 billion at both August 31, 2002 and November 30, 2001, which can be drawn upon to provide funding for these commitments. These funding facilities contain limits for certain concentrations of counterparty, industry or credit ratings of the underlying loans.

        At August 31, 2002 and November 30, 2001, the Company had commitments to invest up to $522 million and $555 million, respectively, directly and through partnerships in private equity related investments. These commitments will be funded as required through the end of the respective investment periods, principally expiring in 2004.

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

        The Company's segment information for the three and nine months ended August 31, 2002 and August 31, 2001 is prepared utilizing the following methodologies:

  •
  Revenues and expenses directly associated with each segment are included in determining pre-tax earnings.

  •
  Expenses not directly associated with specific segments are allocated based upon the most relevant measures applicable, including each segment's revenues, headcount and other factors.

  •
  Net revenues include allocations of interest income and interest expense to securities and other positions in relation to the cash generated by, or funding requirements of, the underlying positions.

  •
  Segment assets include an allocation of indirect corporate assets which have been fully allocated to the Company's business segments, generally based on each segment's respective headcount figures.

Segments (Three Months Ended):

	Investment Banking	Capital Markets	Client Services	Total
	(in millions)
August 31, 2002
Gross Revenues	$418	$3,450	$207	$4,075
Interest Expense	—	2,721	7	2,728

Net Revenue	418	729	200	1,347

Depreciation and Amortization Expense	12	49	7	68
Other Expenses	311	550	149	1,010

Earnings Before Taxes(1)	$95	$130	$44	$269

Segment Assets (billions)	$1.6	$259.7	$3.9	$265.2

(1)
Before dividends on preferred securities.

	Investment Banking	Capital Markets	Client Services	Total
	(in millions)
August 31, 2001
Gross Revenues	$460	$4,381	$216	$5,057
Interest Expense	—	3,416	13	3,429

Net Revenue	$460	$965	$203	$1,628

Depreciation and Amortization Expense	10	49	4	63
Other Expenses	371	618	141	1,130

Earnings Before Taxes(1)	$79	$298	$58	$435

Segment Assets (billions)	$1.4	$237.1	$4.8	$243.3

(1)
Before dividends on preferred securities.

Segments (Nine Months Ended):

	Investment Banking	Capital Markets	Client Services	Total
	(in millions)
August 31, 2002
Gross Revenues	$1,331	$10,689	$628	$12,648
Interest Expense	—	8,015	17	8,032

Net Revenue	$1,331	$2,674	$611	$4,616

Depreciation and Amortization Expense	30	140	17	187
Other Expenses	981	1,848	455	3,284

Earnings Before Taxes(1)	$320	$686	$139	$1,145

Segment Assets (billions)	$1.6	$259.7	$3.9	$265.2

(1)
Before dividends on preferred securities.

	Investment Banking	Capital Markets	Client Services	Total
	(in millions)
August 31, 2001
Gross Revenues	$1,482	$15,940	$671	$18,093
Interest Expense	—	12,493	67	12,560

Net Revenue	$1,482	$3,447	$604	$5,533

Depreciation and Amortization Expense	22	110	11	143
Other Expenses	1,188	2,123	446	3,757

Earnings Before Taxes(1)	$272	$1,214	$147	$1,633

Segment Assets (billions)	$1.4	$237.1	$4.8	$243.3

(1)
Before dividends on preferred securities.

        The following are net revenues by geographic region:

	Three Months Ended		Nine Months Ended
	Aug. 31 2002	Aug. 31 2001	Aug. 31 2002	Aug. 31 2001
	(in millions)
U.S.	$769	$1,050	$2,902	$3,584
Europe	378	467	1,223	1,535
Asia Pacific and other	200	111	491	414

Total	$1,347	$1,628	$4,616	$5,533

11.  Earnings Per Common Share:

        Earnings per share was calculated as follows (in millions, except for per share data):

	Three Months Ended		Nine Months Ended
	Aug. 31 2002	Aug. 31 2001	Aug. 31 2002	Aug. 31 2001
Numerator:
Net income	$194	$309	$788	$1,125
Preferred stock dividends	(11)	(11)	(58)	(84)

Numerator for basic and diluted earnings per share—income available to common stockholders	$183	$298	$730	$1,041

Denominator:
Denominator for basic earnings per share—weighted-average shares	246.7	240.4	245.9	243.5
Effect of dilutive securities:
Employee stock options	11.5	15.8	13.4	16.5
Employee restricted stock units	2.8	5.6	3.9	6.3

Dilutive potential common shares	14.3	21.4	17.3	22.8

Denominator for diluted earnings per share—adjusted weighted-average shares	261.0	261.8	263.2	266.3

Basic earnings per share	$0.74	$1.24	$2.97	$4.28

Diluted earnings per share	$0.70	$1.14	$2.77	$3.91

12.  Convertible Debt and Common Stock Incentive Plans:

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

        During the third quarter of 2002, the Company's Board of Directors authorized an additional 50 million shares of Common Stock for issuance under the Company's Employee Incentive Plan.

ITEM 2

LEHMAN BROTHERS HOLDINGS and SUBSIDIARIES

MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
CONDITION and RESULTS of OPERATIONS

Business Environment

        The principal business activities of Lehman Brothers Holdings Inc. ("Holdings") and subsidiaries (collectively, the "Company" or "Lehman Brothers") are investment banking and capital markets facilitation, which by their nature are subject to volatility, primarily due to changes in interest and foreign exchange rates and security valuations, global economic and political trends and industry competition. Through the Company's investment banking, research, trading, structuring and distribution capabilities in equity and fixed income products, the Company continues to build on its client/customer business model. This model focuses on "customer flow" activities. The "customer flow" model is based upon the Company's principal focus of facilitating customer transactions in all major global capital markets products and services. The Company generates customer flow revenues from institutional and high-net-worth customers by (i) advising on and structuring transactions specifically suited to meet client needs, (ii) serving as a market maker and/or intermediary in the global marketplace including having securities and other financial instrument products available to allow clients to rebalance their portfolios and diversify risks across different market cycles and (iii) acting as underwriter to clients.

        Marketplace uncertainties experienced throughout 2001 continued into 2002 with a further deterioration in global market conditions experienced in the third quarter of 2002. The current market downturn has been fueled by a number of negative influences including: a heightened degree of geopolitical risks, simultaneously weak levels of economic activity in the U.S., Europe and Japan, and reduced investor confidence levels resulting from corporate accounting practices and governance issues.

        These negative fundamentals served to increase both the risk premium and volatility in the global equity markets, which resulted in lower returns in all major equity markets during 2002. The Standard & Poor's 500 Index declined 20% during the first nine months of fiscal 2002, and the NASDAQ experienced even greater deterioration with a 32% decline over this same period. During the third quarter of 2002, all of the major equity indices declined by an additional 12-23% from May 31, 2002. The third quarter of 2002 also saw a number of indices reaching new lows with the S&P 500 realizing a 48% decline from its peak 2000 level and the Nikkei hitting a 19-year low in early September.

        Some of the statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations, including those relating to the Company's strategy and other statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as "expects," "anticipates," "intends," "plans," "believes," "estimates" and similar expressions, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These statements are not historical facts but instead represent only the Company's expectations, estimates and projections regarding future events. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict, which may include market, credit or counterparty, liquidity, legal and operational risks. Market and liquidity risks include changes in interest and foreign exchange rates and securities and commodities valuations, the availability and cost of capital and credit, changes in investor sentiment, global economic and political trends, concerns about possible military action and terrorist activity and industry competition. Legal risks include legislative and regulatory developments in the U.S. and throughout the world. The Company's actual results and financial condition may differ, perhaps materially, from the anticipated results and financial condition in any such forward-looking statements and, accordingly, readers are cautioned not to place undue reliance on such statements. The Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

        Fixed income secondary trading markets in the third quarter of 2002 were adversely impacted by record levels of credit downgrades to below investment grade status and by a significant widening of credit spreads to levels not seen since 1998. These market conditions resulted in a 20% decrease in secondary trading volumes in credit products as compared to the second quarter of 2002, as investors rebalanced portfolios into less credit-sensitive products. On the positive side, mortgage-related products saw increased trading volumes, as the historically low interest rate environment continued to fuel robust securitization activities.

        Declining market valuations had a direct impact on global equity origination activity. Industry-wide equity origination decreased another 41% from the already weak second quarter volumes. Fixed income origination, which remained strong during the first half of 2002 as a result of the low interest rate environment, showed the effects of the weak market environment in the third quarter of 2002, as signs of a credit tightening began to appear with a significant widening of spreads across most fixed income products. The volume of global debt origination was down approximately 33% and 14% when compared to the fiscal second quarter of 2002 and the fiscal third quarter of 2001, respectively, according to Thomson Financial Securities Data Corp. ("TFSD").

        Mergers and acquisitions ("M&A") advisory activity, which slowed considerably in 2001, experienced even further declines in 2002. During the third quarter of 2002, M&A advisory volume fell to its lowest level since 1995, as the combination of corporate governance concerns and weak global equity markets continued to hamper activity. Worldwide completed mergers and acquisitions were down by 54% in the fiscal third quarter of 2002 as compared to the fiscal third quarter of 2001 and down 57% year to date, as compared to the first nine months of fiscal 2001, according to TFSD. Announced transaction volumes industry-wide were down by 26% in the fiscal third quarter of 2002 compared to the fiscal third quarter of 2001 and down 32% year to date, as compared to the first nine months of fiscal 2001.

Results of Operations
For the Three Months Ended August 31, 2002 and August 31, 2001

        The Company reported net income of $194 million for the quarter ended August 31, 2002, a decrease of 37% from the third quarter of 2001. Earnings per common share (diluted) for the third quarter of 2002 were $0.70 as compared to $1.14 for the third quarter of 2001. The Company's pre-tax operating margin for the third quarter of 2002 was 20.0%, and its return on equity was 8.9% as compared to a pre-tax operating margin of 26.7% and return on equity of 16.2% in the third quarter of 2001. Although the 2002 amounts are down versus 2001 comparable amounts, the Company believes that these numbers demonstrate the ability of the Company's franchise to deliver a reasonable level of profitability and returns in an extremely difficult market environment. Despite these market conditions, management believes that the Company's strategy, of building a diversified set of high margin global businesses while maintaining strong discipline around expenses, liquidity and risk management, remains intact.

Revenues

        Net revenues were $1,347 million for the third quarter of 2002 as compared to $1,628 million for the third quarter of 2001. Revenues declined 17% compared to the prior year's levels, reflecting the impact of the difficult market environments experienced in the third quarter of 2002. Despite these difficult market conditions, the Company's strategy has resulted in improved market positions in a number of key areas such as M&A, debt and equity underwriting.

Principal Transactions, Commissions and Net Interest Revenues

        The Company measures the performance of its Capital Markets and Client Services activities in the aggregate, including Principal Transactions, Commissions and Net Interest. Decisions relating to these activities are based on an overall review of aggregate revenues, which includes an assessment of the potential gain or loss associated with a transaction, including any associated commissions, and the interest income or expense associated with financing or hedging the Company's positions. Therefore, the Company views net revenues from principal transactions, commissions and interest, offset by related interest expense, in the aggregate, because the revenue classifications, when analyzed individually, are not always indicative of the performance of the Company's overall Capital Markets and Client Services activities.

        Principal Transactions, Commissions and Net Interest revenues decreased 19% to $911 million for the third quarter of 2002 as compared to $1,118 million for the third quarter of 2001, reflecting the negative conditions within the global fixed income and equity markets. Revenues from fixed income products were adversely affected by price deterioration associated with widening credit spreads and defaults, particularly in the investment grade and high yield sectors. Partially offsetting this decrease was improved performance from mortgage products driven by continued strength in securitization activity as a result of historically low interest rate levels. Revenues from equity products were negatively impacted by declining equity indices, which declined approximately 15%, on average, during the third quarter of 2002.

        Within these amounts, Principal Transactions revenues were $234 million for the third quarter of 2002 as compared to $637 million for the third quarter of 2001. Commissions revenues were $357 million for the third quarter of 2002 as compared to $253 million for the third quarter of 2001. Interest and Dividend revenues were $3,048 million for the third quarter of 2002 as compared to $3,657 million for the third quarter of 2001. Interest expense was $2,728 million for the third quarter of 2002 as compared to $3,429 million for the third quarter of 2001. The Company measures the performance of its Capital Markets and Client Services business in the aggregate, including Principal Transactions, Commissions and Net Interest. Decisions relating to these activities are based on an overall review of aggregate revenues, which includes an assessment of the potential gain or loss associated with a transaction, including any associated commissions, and the interest income or expense associated with financing or hedging the Company's positions; therefore caution should be utilized when analyzing revenue categories individually.

        The decrease in Principal Transactions revenues reflects reduced fixed income and equity product revenues in 2002 resulting from negative global market conditions. In addition, Principal Transactions revenues in 2002 decreased as a result of the transition to a commission-based revenue structure on certain NASDAQ trades, whereas in the prior year, the Company's NASDAQ trades for substantially all of its institutional customers were transacted on a spread basis (with related revenues classified within Principal Transactions).

        Commissions revenues increased as compared to the prior year's level principally due to the transition to a commission-based revenue structure on certain NASDAQ trades.

        Interest and dividend revenues and interest expense are a function of the level and mix of total assets and liabilities, principally financial instruments owned and secured financing activities, the prevailing level of interest rates, as well as the term structure of the Company's financings. Interest and dividends revenues and interest expense are integral components of the Company's overall customer flow activities. The decline in interest revenue and interest expense from the previous year is principally due to a substantial decline in interest rates over the period. The increase in net interest income in the third quarter of 2002 was due in part to the widening of spreads on credit sensitive fixed income products, which, in combination with lower market interest rates, served to increase the net interest spread earned. The increase in the third quarter was partially offset by a change in the asset mix to generally higher quality assets, which usually produce lower yields.

Investment Banking

        Investment Banking revenues were $427 million for the third quarter of 2002 as compared to $491 million for the third quarter of 2001. Investment Banking revenues result mainly from fees earned by the Company for underwriting public and private offerings of fixed income and equity securities, and advising clients on M&A activities and other services. Investment Banking revenues decreased 13% from the third quarter of 2001 reflecting the significant market weakness in debt and equity underwriting and low levels of M&A advisory activities. However, the Company's Investment Banking revenues outpaced the market, as it improved its market share of fixed income and equity underwriting and global M&A advisory activities in the third quarter of 2002.

International Revenues

        International net revenues of $578 million for the third quarter of 2002 remained flat as compared to the third quarter of 2001. International net revenues constituted 43% of the total net revenues of $1,347 million for the third quarter of 2002 as compared to 36% of the total net revenues of $1,628 for the third quarter of 2001, primarily due to a higher proportion of revenues earned from international Capital Markets businesses. International net revenues, consistent with domestic revenues, saw declines in revenues from equity products, as such results were adversely impacted by declining equity indices. Partially offsetting this decrease were increased revenues from fixed income products in both Europe and Asia.

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

Segment Results—Three Months Ended August 31, 2002 and August 31, 2001

	Three Months Ended August 31, 2002				Three Months Ended August 31, 2001
	Investment Banking	Capital Markets	Client Services	Total	Investment Banking	Capital Markets	Client Services	Total
	In millions
Principal Transactions	—	$117	$117	$234	—	$528	$109	$637
Interest and Dividends	—	3,039	9	3,048	—	3,639	18	3,657
Investment Banking	$418	—	9	427	$460	—	31	491
Commissions	—	297	60	357	—	205	48	253
Other	—	(3)	12	9	—	9	10	19

Total Revenues	418	3,450	207	4,075	460	4,381	216	5,057
Interest Expense	—	2,721	7	2,728	—	3,416	13	3,429

Net Revenues	$418	$729	$200	$1,347	$460	$965	$203	$1,628
Non-Interest Expenses	323	599	156	1,078	381	667	145	1,193

Earnings Before Taxes(1)	$95	$130	$44	$269	$79	$298	$58	$435

(1)
Before dividends on preferred securities

        The following discussion provides an analysis of the Company's net revenues results by segment for the periods above.

        In assessing the performance of Capital Markets and Client Services, the Company measures Principal Transactions, Commissions and Net Interest revenues in the aggregate. Decisions relating to capital markets and client services activities are based on an overall review of aggregate revenues, which includes an assessment of the potential gain or loss associated with a transaction including any associated commissions, and the interest income or expense associated with financing or hedging the Company's positions. Therefore, the Company views net revenues from principal transactions, commissions and interest, offset by related interest expense, in the aggregate, because the revenue classifications, when analyzed individually, are not always indicative of the performance of the Company's Capital Markets and Client Services activities.

        Investment Banking    This segment's earnings result from fees earned by the Company for underwriting public and private offerings of fixed income and equity securities, and advising clients on M&A activities and other services.

        Investment Banking pre-tax earnings of $95 million increased 20% from the third quarter of 2001, as a 9% decrease in net revenues was more than offset by a 15% decrease in non-interest expenses. The decrease in non-interest expenses primarily reflected reduced compensation and benefits associated with lower revenue levels and reduced headcount, as well as reduced discretionary spending on business development and professional fees, as the Company continued to focus on minimizing expenses in the current environment.

        Investment Banking's net revenues decreased 9% to $418 million in the third quarter of 2002 as compared to the third quarter of 2001 primarily due to decreased market volumes.

INVESTMENT BANKING NET REVENUES

	Three Months Ended
	August 31 2002	August 31 2001
	(in millions)
Debt Underwriting	$208	$228
Equity Underwriting	93	101
Merger and Acquisition Advisory	117	131

	$418	$460

        Debt underwriting revenues totaled $208 million for the third quarter of 2002, slightly lower than the $228 million recorded in the third quarter of 2001. Fixed income origination volumes were negatively impacted by historically high levels of debt downgrades and a series of high profile defaults, which drove investors to move away from credit products. This resulted in a significant widening of credit spreads to levels that have not been seen since the credit crunch in 1998, which a negative effect on issuance volumes. Nevertheless, the Company's decrease in volume of 10% was less than the decrease for the industry, which declined 14% from the third quarter of 2001, according to TFSD.

        Equity underwriting revenues were $93 million in the third quarter of 2002, down 8% from the third quarter of 2001. The decrease in equity origination was due to weaknesses in the global equity markets, as industry-wide volumes dropped to their lowest levels of the year and the weakest quarterly level for the last four years. Industry-wide global equity market volumes decreased 27% during the third quarter of 2002 compared to the third quarter of 2001 and 41% from the second quarter of 2002. Despite the market weakness, the Company's market share improved during the quarter. During the third quarter 2002 the Company participated as the joint lead manager for the largest initial public offering transaction in the quarter.

        M&A advisory fees for the third quarter of 2002 were $117 million, down 11% from the third quarter of 2001 reflecting the extremely difficult climate for strategic transactions globally. The Company's completed M&A volume for the third quarter of 2002 significantly outpaced the market, as volumes decreased 10% from the third quarter of 2001 compared to an industry-wide decrease of almost 55%, according to TFSD. Announced transaction volumes also exceeded the marketplace, as the Company's volume rose 31% from the second quarter of 2002 and 18% from third quarter 2001 compared to a market decrease of 8% from the second quarter of 2002 and 26% from the third quarter of 2001, according to TFSD.

        Capital Markets    This segment's earnings reflect institutional customer flow activities and secondary trading and financing activities related to fixed income and equity products. These products include a wide range of cash, derivative, secured financing and structured instruments.

        Capital Markets pre-tax earnings of $130 million decreased 56% from the third quarter of 2001 pre-tax earnings of $298 million, driven by a 24% decrease in net revenues. Capital Markets non-interest expenses decreased 10% during the quarter to $599 million from $667 million in the third quarter of 2001, primarily due to a decrease in compensation and benefits associated with lower revenues, which was partially offset by an increase in nonpersonnel expenses, particularly occupancy costs associated with increased headcount levels, technology spending in order to enhance the Company's trading platforms and technology infrastructure and a slight increase in brokerage and clearance costs due to higher volumes in certain fixed income structured products.

CAPITAL MARKETS NET REVENUES

	Three Months Ended August 31, 2002			Three Months Ended August 31, 2001
	Gross Revenues	Interest Expense	Net Revenues	Gross Revenues	Interest Expense	Net Revenues
	(in millions)
Fixed Income	$2,614	$(2,085)	$529	$3,084	$(2,421)	$663
Equities	836	(636)	200	1,297	(995)	302

	$3,450	$(2,721)	$729	$4,381	$(3,416)	$965

        Capital Markets' net revenues were $729 million for the third quarter of 2002, down 24% from the third quarter of 2001. The decrease in net revenues reflected the difficult market environment, which saw equity indices decline 15%, on average, during the quarter as well as significant widening of spreads. Institutional customer flow activity was concentrated in high quality fixed income products, as equity investors remained cautious given the geopolitical uncertainties and the continued concerns over accounting and corporate governance issues.

        Net revenues from the fixed income component of Capital Markets in the third quarter of 2002 decreased 20% from the third quarter of 2001. Revenues from fixed income products were adversely affected by price deterioration associated with widening credit spreads, particularly in the investment grade and high yield sectors. The weakness in the secondary markets was driven by historically high levels of downgrades as well as investor uncertainty due to corporate governance issues, geopolitical risks and continued global economic weakness. Partially offsetting this decrease was improved performance from mortgage products driven by continued strength in securitization activity in the residential sector as a result of historically low interest rate levels.

        Net revenues from the equities component of Capital Markets were $200 million in the third quarter of 2002, down 34% from third quarter of 2001. The decrease reflected the continued difficult conditions in the secondary markets, as indices declined 15% on average during the quarter. In addition, the Company recorded reduced revenues in a number of equity products including equity derivatives, equity financing, and convertibles. Revenues from equity derivatives decreased in the third quarter of 2002, as corporate clients reduced their derivative activities due to market and governance concerns. Equity financing was negatively impacted by declining prime broker customer balances, as customers chose to reduce leverage in light of the declining indices. Convertible revenues were down as a result of spreads widening in the underlying bonds, as well as lower levels of secondary trading volumes consistent with the decrease in origination activity. In addition, the Company recorded mark-to-market losses on certain private equity investments to reflect decreased valuations. The increase in commission revenues in equity capital markets was a result of the increase in the portion of revenue derived from institutional commission-based pricing in the NASDAQ market, with related revenues classified within commissions, whereas in the prior year, the Company's NASDAQ trades for institutional customers were primarily transacted on a spread basis with related revenues classified within principal transactions. Despite the adverse market conditions experienced during the third quarter of 2002, the Company was able to build market share in the listed, NASDAQ and Pan European markets.

        Interest and Dividends:    The Company measures the performance of its Capital Markets business in the aggregate, including Principal Transactions, Commissions and Net Interest. Decisions relating to these activities are based on an overall review of aggregate revenues, which includes an assessment of the potential gain or loss associated with a transaction, including any associated commissions, and the interest income or expense associated with financing or hedging the Company's positions; therefore caution should be utilized when analyzing revenue categories individually.

        Interest and dividend income decreased by 16% from the third quarter of 2001, whereas interest expense decreased by 20% over this same period. Net interest income increased to $318 million in the third quarter of 2002, benefiting from increased spreads and declining interest rates as well as higher interest earning asset levels in the third quarter of 2002 as compared to the third quarter of 2001.

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

        Client Services pre-tax earnings of $44 million decreased 24% in the third quarter of 2002 compared to the third quarter of 2001. Non-interest expenses increased 8% to $156 million in the third quarter of 2002 compared to $145 million in the third quarter of 2001, primarily due to an increase in occupancy expense.

        Client Services net revenues were $200 million in the third quarter of 2002, relatively flat compared to the third quarter of 2001. Private Client net revenues increased 12% to $191 million in the third quarter of 2002 from the third quarter of 2001, as fixed income customer flow reached record levels, demonstrating the resiliency of the Company's high net worth client business, as customers remained invested in a difficult equity market environment through re-positioning portfolios into less credit sensitive fixed income products.

CLIENT SERVICES NET REVENUES

	Three Months Ended
	August 31 2002	August 31 2001
	(in millions)
Private Client	$191	$171
Private Equity	9	32

	$200	$203

        Private equity net revenues declined by $23 million to $9 million in the third quarter of 2002 from the third quarter of 2001 primarily due to an incentive fee recognized from the Company's general partner interest in a single Merchant Banking investment in the third quarter of 2001 as well as a decrease in management fees.

        Non-Interest Expenses    Non-interest expenses were $1,078 million for the third quarter of 2002 compared to $1,193 million for the third quarter of 2001. The decrease in non-interest expenses highlights the Company's continued disciplined approach to expense management. This ongoing focus is a key element of the Company's strategic objectives. Compensation and benefits expense of $687 million decreased from $830 million in the third quarter of 2001. Compensation and benefit expense, as a percentage of net revenues, remained at 51% for the quarter, consistent with the Company's fiscal 2001 level. Lower levels of revenues in 2002 resulted in lower variable compensation expenses, which decreased by 33% from the third quarter of 2001. Fixed compensation, consisting primarily of salaries and benefits, remained relatively flat, as average headcount has remained relatively consistent during the third quarter of 2002 as compared to the third quarter of 2001.

        Nonpersonnel expenses were $391 million for the third quarter of 2002, up 8% compared to the third quarter of 2001. The increase is mainly attributable to a higher level of technology and communications and occupancy expenses. Technology and communication expenses were $140 million for the third quarter of 2002 compared to $131 million for the third quarter of 2001. The increase is attributable to spending in order to continue to enhance the Company's capital markets trading platforms and technology infrastructure. Occupancy expenses increased to $73 million during the third quarter of 2002 from $52 million during the third quarter of 2001. The increase is principally attributable to the increase in space required for the increase in headcount the Company has experienced over recent periods. Business development and professional fees decreased by 16% and 5%, respectively from the third quarter of 2001, due to lower discretionary spending in response to the current market environment. Brokerage and clearance costs increased slightly from the third quarter of 2001 due to higher volumes in certain fixed income structured products.

        Income Taxes    The Company's income tax provision was $61 million for the third quarter of 2002 versus $112 million for the third quarter of 2001. The effective tax rate was 22.7% and 25.8% for the third quarter of 2002 and 2001, respectively. The effective tax rate for 2002 is lower than for 2001 primarily due to a greater impact of tax benefits attributable to income subject to preferential tax treatment on a lower level of pretax income, partially offset by an increase in state and local taxes.

Results of Operations
For the Nine Months Ended August 31, 2002 and August 31, 2001

        The Company reported net income of $788 million for the nine months ended August 31, 2002, a decrease of 30% from the nine months ended August 31, 2001. Earnings per common share (diluted) were $2.77 for the first nine months of 2002 compared to $3.91 for the comparable period in 2001. Earnings per share computations include the recognition of a special dividend on the Company's Redeemable Voting Preferred Stock of $25 million in the first quarter of 2002 and $50 million in the second quarter of 2001. These special preferred dividends had the impact of reducing earnings per share by $0.14 and $0.19 for the nine months ended August 31, 2002 and August 31, 2001, respectively.

        These results reflect the difficult market conditions experienced in 2002, led by a decline in equity capital markets and origination and M&A activities. However, during this nine month period, the Company was generally able to continue to execute its strategy of building market share while maintaining a strict discipline with regard to its expenses, capital and liquidity. Pre-tax operating margin and return on equity were 24.8% and 12.5% (excluding the impact of the $25 million in special preferred dividends), respectively, for the nine months of 2002, as compared to a pre-tax operating margin and return on equity of 29.5% and 20.2% (excluding the impact of the $50 million in special preferred dividends), respectively, for the first nine months of 2001. The Company believes that the discipline in the management of Firm resources and focus on expense management have served to diminish the impact of the unfavorable market conditions.

Revenues

        Net revenues were $4,616 million for the first nine months of 2002 compared to $5,533 million for the first nine months of 2001. Revenues declined 17% as compared to the prior year's levels, as strong fixed income results were more than offset by the negative conditions in equity markets and historically low levels of M&A activity.

Principal Transactions, Commissions and Net Interest Revenues

        The Company measures the performance of its Capital Markets and Client Services activities in the aggregate including Principal Transactions, Commissions and Net Interest. Decisions relating to these activities are based on an overall review of aggregate revenues, which includes an assessment of the potential gain or loss associated with a transaction, including associated commissions, and the interest income or expense associated with financing or hedging the Company's positions. The Company views these revenues in the aggregate, because the revenue classifications, when analyzed individually, are not always indicative of the performance of the Company's Capital markets and Client Services activities.

        Principal Transactions, Commissions and Net Interest revenues were $3,220 million for the first nine months of 2002 as compared to $3,956 million for the first nine months of 2001. Principal Transactions, Commissions and Net Interest revenues decreased 19% from the first nine months of 2001, as strong fixed income results were more than offset by a weakness in the global equity markets. Fixed income results were fueled by historically low interest rate levels and increased customer trading volumes, particularly in mortgage related products and investment grade debt, as investors rebalanced portfolios into fixed income products amid geopolitical and accounting uncertainties. The weakness in equity results were driven by declining equity indices and reduced customer flow, as investors had a bias against equity trading.

        Within these amounts, Principal Transactions revenues decreased to $1,431 million for the first nine months of 2002 from $2,619 for the first nine months of 2001. Commissions revenues were $978 million for the first nine months of 2002 as compared to $827 million for the first nine months of 2001. Interest and Dividends revenues were $8,843 million for the first nine months of 2002 as compared to $13,070 million for the first nine months of 2001. Interest Expense was $8,032 million for the first nine months of 2002 as compared to $12,560 million for the first nine months of 2001. The Company measures the profitability of its Capital Markets and Client Services business in the aggregate, including Principal Transactions, Commissions and Net Interest. Decisions relating to these activities are based on an overall review of aggregate revenues, which includes an assessment of the potential gain or loss associated with a transaction, including any associated commissions, and the interest income or expense associated with financing or hedging the Company's positions; therefore caution should be utilized when analyzing revenue categories individually.

        The decrease in Principal Transactions revenues represents weaknesses in the global equity markets resulting from the continued depressed levels of market volatility and declining equity indices offset by higher fixed income results, driven by historically low interest rate levels, which led to increased customer flow activities. In addition, Principal Transaction revenues in 2002 decreased as a result of the transition to a commission-based revenue structure on certain NASDAQ trades. In the prior year, the Company's NASDAQ trades for substantially all of its institutional customers were transacted on a spread basis (with related revenues classified within Principal Transactions).

        Commissions revenues increased as compared to the prior year period primarily due to the migration to institutional commission-based pricing in the NASDAQ market.

        Interest and Dividends revenues and Interest Expense are a function of the level and mix of total assets and liabilities, including financial instruments owned and secured financing activities, the prevailing level of interest rates, as well as the term structure and volatility of the Company's financings. Interest and Dividends revenues and Interest Expense are integral components of trading activities. The decline in interest revenues and interest expense from the previous year is principally due to a significant decline in interest rates over the period. The increase in net interest income was due in part to higher interest and dividend earning asset levels in the first nine months of 2002 as compared to the first nine months of 2001, as well as an increase in spreads earned as a result of lower financing costs.

Investment Banking

        Investment Banking revenues were $1,362 million for the first nine months of 2002 as compared to $1,539 million for the first nine months of 2001. Investment Banking revenues result mainly from fees earned by the Company for underwriting public and private offerings of fixed income and equity securities, and advising clients on M&A activities and other services. Investment Banking revenues decreased 12% from the first nine months of 2001 primarily as a result of an industry-wide decline in M&A activity, as fixed income and equity origination activities were relatively flat compared to the year-ago period.

International Revenues

        International net revenues of $1,714 million for the first nine months of 2002 as compared to $1,949 for first nine months of 2001, a decrease of 12%. International net revenues constituted 37% of the total net revenues of $4,616 for the first nine months of 2002 as compared to 35% of total net revenues of $5,533 for the first nine months of 2001, principally due to a higher proportion of revenues from international Capital Markets businesses.

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

Segment Results—Nine Months Ended August 31, 2002 and August 31, 2001

	Nine Months Ended August 31, 2002				Nine Months Ended August 31, 2001
	Investment Banking	Capital Markets	Client Services	Total	Investment Banking	Capital Markets	Client Services	Total
	(in millions)
Principal Transactions	—	$1,072	$359	$1,431	—	$2,279	$340	$2,619
Interest and Dividends	—	8,814	29	8,843	—	12,985	85	13,070
Investment Banking	$1,331	—	31	1,362	$1,482	—	57	1,539
Commissions	—	803	175	978	—	667	160	827
Other	—	—	34	34	—	9	29	38

Total Revenues	$1,331	$10,689	$628	$12,648	$1,482	$15,940	$671	$18,093
Interest Expense	—	8,015	17	8,032	—	12,493	67	12,560

Net Revenues	$1,331	$2,674	$611	$4,616	$1,482	$3,447	$604	$5,533
Non-Interest Expenses	1,011	1,988	472	3,471	1,210	2,233	457	3,900

Earnings Before Taxes(1)	$320	$686	$139	$1,145	$272	$1,214	$147	$1,633

(1)
Before dividends on preferred securities

        The following discussion provides an analysis of the Company's net revenues results by segment for the periods above.

        In assessing the performance of Capital Markets and Client Services, the Company measures Principal Transactions, Commissions and Net Interest revenues in the aggregate. Decisions relating to capital markets and client services activities are based on an overall review of aggregate revenues, which includes an assessment of the potential gain or loss associated with a transaction including any associated commissions, and the interest income or expense associated with financing or hedging the Company's positions. The Company views these revenues in the aggregate, because the revenue classifications, when analyzed individually, are not always indicative of the performance of the Company's Capital Markets and Client Services activities.

        Investment Banking    This segment's earnings result from fees earned by the Company for underwriting public and private offerings of fixed income and equity securities and advising clients on M&A activities and other services.

        Investment Banking pre-tax earnings of $320 million increased 18% during the first nine months of 2002 compared to the first nine months of 2001, as a 10% decrease in net revenues was more than offset by lower expenses. The decrease in non-interest expenses reflected reduced compensation expenses associated with lower revenue levels and reduced non-compensation related expenses, particularly business development and professional fees, as the Company focused on minimizing discretionary spending in light of reduced revenue levels.

        Investment Banking's net revenues of $1,331 million for the first nine months of 2002 decreased 10% compared to $1,482 million for the first nine months of 2001. The decrease in Investment Banking net revenues was primarily due to a decline in M&A advisory revenues, as fixed income and equity underwriting activities were relatively flat compared to the year-ago period.

INVESTMENT BANKING NET REVENUES

	Nine Months Ended
	August 31 2002	August 31 2001
	(in millions)
Debt Underwriting	$679	$676
Equity Underwriting	365	364
Merger and Acquisition Advisory	287	442

	$1,331	$1,482

        Debt underwriting revenues were $679 million in the first nine months of 2002, essentially flat compared to $676 million for the first nine months of 2001. During the first nine months of 2002, the Company continued to improve its competitive position, as its league table rank for worldwide investment grade issuances advanced to third with a market share of 7.2% from fifth and a market share of 6.5% for calendar year 2001, according to TFSD. In addition, the Company improved its ranking and market share in leveraged finance transactions during the first nine months of 2002 to seventh and 8.6% from ninth and 6.3% for calendar year 2001, according to TFSD.

        Equity underwriting revenues of $365 million for the first nine months of 2002 were relatively flat compared to $364 million for the first nine months of 2001, as global market volume picked up slightly, but remained relatively slow, as issuers and investors continued to be cautious. Market-wide global equity origination volumes increased 7% during the first nine months of 2002 as compared to the first nine months of 2001. The Company's market share decreased slightly from 2001, with an increase in common stock offerings but a drop in the Company's share of activity in the convertibles markets.

        M&A advisory revenues decreased 35% to $287 million for the first nine months of 2002 from $442 million for the first nine months of 2001. The decrease reflected the extremely difficult global market conditions, driven by weak equity share valuations and corporate scandals. As a result, market volume was at a 6-year low. Despite the low volume of activity in the advisory markets, the Company's completed market share for the first nine months of 2001 improved to 10.4% from 7.4% for calendar year 2001, according to TFSD. Announced market share increased to 11.7% for the first nine months of 2002 from 6.5% for calendar year 2001, according to TFSD.

        Capital Markets    This segment's earnings reflect institutional flow activities and secondary trading and financing activities related to fixed income and equity products. These products include a wide range of cash, derivative, secured financing and structured instruments.

        Capital Markets pre-tax earnings of $686 million decreased 43% from the first nine months of 2001 pre-tax earnings of $1,214 million, driven by a 22% decrease in net revenues. Capital Markets non-interest expenses decreased 11% during the first nine months of 2002 to $1,988 million from $2,233 million in the first nine months of 2001, as a decrease in compensation and benefits was partially offset by an increase in non-personnel expenses, including occupancy costs, associated with increased headcount levels, and technology spending, in order to enhance the Company's trading platforms and technology infrastructure.

CAPITAL MARKETS NET REVENUES

	Nine Months Ended August 31, 2002			Nine Months Ended August 31, 2001
	Gross Revenues	Interest Expense	Net Revenues	Gross Revenues	Interest Expense	Net Revenues
	(in millions)
Fixed Income	$7,766	$(5,880)	$1,886	$11,217	$(9,368)	$1,849
Equities	2,923	(2,135)	788	4,723	(3,125)	1,598

	$10,689	$(8,015)	$2,674	$15,940	$(12,493)	$3,447

        Capital Markets' net revenues were $2,674 million for the first nine months of 2002, down 22% from the first nine months of 2001, as an extremely weak equities market was slightly offset by increased customer flow activity in fixed income products.

        Net revenues from the fixed income component of Capital Markets increased 2% to $1,886 million for the first nine months of 2002 compared to $1,849 million in the first nine months of 2001. These results were driven by strong institutional customer flow activity in mortgage and credit related products.

        Net revenues from the equities component of Capital Markets decreased 51% to $788 million for the first nine months of 2002 from $1,598 million for the first nine months of 2001. The decrease reflects the impacts of the difficult market conditions during 2002, which saw a decline in global equity indices (S&P 500 down 20%; NASDAQ down 32%; FTSE down 19% and NIKKEI down 10%), historical lows in volatility levels, and reduced customer flow, as investors remained wary of geo-political risks and accounting and corporate earnings uncertainties. These negative market conditions resulted in revenue declines across all equity products, in particular, from equity derivatives and convertibles, and private equity. Equity derivatives revenues declined, as low volatility levels and market place uncertainties reduced client demand. Convertible revenues were down as a result of spreads widening in underlying bonds, as well as lower levels of secondary trading consistent with declines in origination activities for these products. Within net revenues from equity capital markets products, commissions revenues increased as a result of the increase in the portion of revenue derived from institutional commission-based pricing in the NASDAQ market with related revenues classified within commissions, whereas in the prior year, the Company's NASDAQ trades for institutional customers were primarily transacted on a spread basis with related revenues classified within principal transactions.

        Interest and Dividends:    The Company measures the performance of its Capital Markets business in the aggregate, including Principal Transactions, Commissions and Net Interest. Decisions relating to these activities are based on an overall review of aggregate revenues, which includes an assessment of the potential gain or loss associated with a transaction, including any associated commissions, and the interest income or expense associated with financing or hedging the Company's positions; therefore caution should be utilized when analyzing revenue categories individually.

        Interest and dividend income for Capital Markets businesses decreased from the first nine months of the previous year by 32%, whereas interest expense decreased by 36% over this same period reflecting the decline in market interest rates over the period. The increase in net interest income reflected benefits from the steepening yield curve environment and higher interest earning asset levels in the first nine months of 2002 as compared to the first nine months of 2001.

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

        Client Services pre-tax earnings of $139 million decreased $8 million during the first nine months of 2002 compared to the first nine months of 2001, as revenues increased slightly to $611 million. Non-interest expenses increased 3% to $472 million in the first nine months of 2002 compared to $457 million during the first nine months of 2001, primarily due to an increase in occupancy expense. Client Services' net revenues increased slightly to $611 for the first nine months of 2002 as compared to $604 for the first nine months of 2001. Despite the weak equity markets, private client net revenues increased to $579 million in the first nine months of 2002 from $546 million for the first nine months of 2001 due to record fixed income activity, which offset declines in equity activity, as the Company's high-net-worth clients continued to reposition their portfolios.

CLIENT SERVICES NET REVENUES

	Nine Months Ended
	August 31 2002	August 31 2001
	(in millions)
Private Client	$579	$546
Private Equity	32	58

	$611	$604

        Private equity net revenues decreased $26 million to $32 million during the first nine months of 2002 when compared to the first nine months of 2001. The decrease is primarily due to lower incentive fees earned on general partnership interests.

        Non-Interest Expenses    Non-interest expenses were $3,471 million for the first nine months of 2002 and $3,900 million for the comparable period of 2001. The decrease of 11% in non-interest expense highlights the Company's continued disciplined approach to expense management. This ongoing focus is a key element of the Company's strategic objectives. Compensation and benefits expenses of $2,354 million in the first nine months of 2002 decreased 17% from $2,822 million for the first nine months of 2001. Compensation and benefit expense, as a percentage of net revenues, remained at 51% for the first nine months of 2002, consistent with the Company's fiscal 2001 level. The lower levels of revenues in 2002 resulted in lower variable compensation expenses, which decreased by 31% from the first nine months of 2001. Fixed compensation, consisting primarily of salaries and benefits, increased 4% in the first nine months of 2002 from the first nine months of 2001 as a result of the growth in the Company's average headcount over the previous year.

        Non-personnel expenses were $1,117 million for the first nine months of 2002 compared to $1,078 million recorded in the first nine months of 2001. Technology and communication expenses were $404 million for the first nine months of 2002 compared to $376 million for the first nine months of 2001. The increase is attributable to spending in order to continue to enhance the Company's capital markets trading platforms and technology infrastructure. Occupancy expenses increased to $213 million in the first nine months of 2002 from $137 million for the first nine months of 2001. The increase is principally attributable to space required for the increased headcount experienced over the recent periods. Business development and professional fees decreased by 25% and 28%, respectively, from the first nine months of 2001, due to lower discretionary spending in response to the current market environment. Brokerage and clearance expenses increased slightly during the first nine months of 2001.

        Income Taxes    The Company's income tax provision was $315 million for the first nine months of 2002 compared to $466 million for the nine months of 2001. The effective tax rate was 27.5% for the first nine months of 2002, comparable to the Company's tax rate of 28.5% for the first nine months of 2001. The effective tax rate for 2002 is lower than for 2001 primarily due to a greater impact of tax benefits attributable to income subject to preferential tax treatment on a lower level of pretax income.

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

  •
  Liquidity providers are credit and market sensitive. Consequently, firms must be in a state of constant liquidity readiness.

  •
  Firms should not rely on asset sales to generate cash or believe that they can increase unsecured borrowings or funding efficiencies in a liquidity crisis.

  •
  During a liquidity event, certain secured lenders may require higher quality collateral. Firms must therefore not over-estimate the availability of secured financing, and must fully integrate their secured and unsecured funding strategies.

  •
  A firm's legal entity structure may constrain liquidity. Regulatory requirements can restrict the flow of funds between regulated and unregulated group entities, and this must be accounted for in liquidity planning.

        The Company's Funding Framework incorporates these principles and mitigates liquidity risk whenever possible. This Framework is comprised of four major components:

  (1)
  The Cash Capital Model—which evaluates the amount of long-term liabilities—with remaining maturities of over one year-that are required to fund the Company.

  (2)
  The Reliable Secured Funding Model—which forecasts the reliable sources of overnight secured funding available to the Company.

  (3)
  The Maximum Cumulative Outflow—which estimates the size of the added liquidity requirement necessary to fund contingent cash outflows expected from a stress environment.

  (4)
  The Contingency Funding Plan—which represents a detailed action plan to manage a stress liquidity event within the Company.

        For further discussion of these principles refer to the Liquidity, Funding and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations incorporated by reference in the Form 10-K.

        As a consequence of implementing its Funding Framework, the Company has generally shifted to longer-term funding over the past several years. As a result, the Company has continued to reduce its reliance on short-term unsecured debt, which now represents only 1% of adjusted total assets and less than 7% of total debt.

        Total Capital    The Company's Total Capital (defined as long-term debt, preferred securities subject to mandatory redemption and stockholders' equity) was $48.5 billion at August 31, 2002 compared to $47.5 billion at November 30, 2001. The increase in Total Capital resulted from an increase in equity, principally due to the retention of earnings combined with a slight increase in long-term debt.

	August 31 2002	November 30 2001
	(in millions)
Long-term Debt
Senior Notes	$36,495	$35,373
Subordinated Indebtedness	2,416	2,928

	38,911	38,301
Preferred Securities	710	710
Stockholders' Equity
Preferred Equity	700	700
Common Equity	8,209	7,759

	8,909	8,459

Total Capital	$48,530	$47,470

        During the first nine months of 2002, the Company issued $6,115 million in long-term debt securities (all of which were senior notes), which was $1,121 million less than maturing debt securities. The Company had $6,713 million of senior notes and $524 of subordinated notes mature during the nine months ended August 31, 2002. Long-term debt increased to $38.9 billion at August 31, 2002 from $38.3 billion at November 30, 2001, with a weighted-average maturity of 4 years at August 31, 2002 and 3.8 years at November 30, 2001.

        Credit Facilities:    Holdings maintains a Revolving Credit Agreement (the "Credit Agreement") with a syndicate of banks. Under the Credit Agreement, the banks have committed to provide up to $1 billion for three years with a final maturity in April 2005. The Credit Agreement contains covenants that require, among other things, that the Company maintain a specified level of tangible net worth. The Company views the Credit Agreement as one of its many sources of liquidity available through its funding framework, and as such the Company utilizes this liquidity for general business purposes from time to time.

        The Company also maintains a $1 billion Committed Securities Repurchase Facility (the "Facility") for LBIE, the Company's major operating entity in Europe. The Facility provides secured multi-currency financing for a broad range of collateral types. Under the terms of the Facility, the bank group has agreed to provide funding for up to one year on a secured basis. Any loans outstanding on the commitment termination date may be extended for up to an additional year at the option of LBIE. The Facility contains covenants which require, among other things, that LBIE maintain specified levels of tangible net worth. This commitment expires at the end of October 2002; however, the Company anticipates obtaining a new commitment on similar terms.

        There were no borrowings outstanding under either the Credit Agreement or the Facility at August 31, 2002. The Company has maintained compliance with the applicable covenants for both the Credit Agreement and the Facility at all times.

        Balance Sheet    The Company's total assets increased to $265.2 billion at August 31, 2002 from $247.8 billion at November 30, 2001. The Company's adjusted total assets, defined as total assets less the lower of securities purchased under agreements to resell or securities sold under agreements to repurchase, were $159.9 billion at August 31, 2002 compared to $164.5 billion at November 30, 2001. The Company believes adjusted total assets is a more effective measure of evaluating balance sheet usage when comparing companies in the securities industry. The decrease in adjusted total assets reflects lower equity inventory levels partially offset by increased inventory levels in fixed income products, as the Firm's balance sheet was repositioned to meet increased desire of customers to invest in less credit sensitive fixed income products rather than equity products. The increase in total assets reflects increases in both investing and secured financing associated with increased customer flow activities within the Company's capital markets business.

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

        Financial Leverage    Balance sheet leverage ratios are one measure used to evaluate the capital adequacy of a company. Leverage ratios are commonly calculated using either total assets or adjusted total assets divided by total stockholders' equity and preferred securities subject to mandatory redemption. The Company believes that the adjusted leverage ratio is a more effective measure of financial risk when comparing companies in the securities industry. The Company's net leverage ratios based on adjusted total assets were 16.6x and 17.9x as of August 31, 2002 and November 30, 2001, respectively. Consistent with maintaining a single A credit rating, the Company targets an adjusted leverage ratio of under 20x. The Company continues to operate below this level. Due to the nature of the Company's sales and trading activities, the overall size of the Company's balance sheet fluctuates from time to time and, at specific points in time, may be higher than the fiscal quarter ends.

Credit Ratings

        The Company, like other companies in the securities industry, relies on external sources to finance a significant portion of its day-to-day operations. The cost and availability of unsecured financing generally are dependent on the Company's short-term and long-term credit ratings. Factors that may be significant to the determination of the Company's credit ratings or otherwise affect the ability of the Company to raise short-term and long-term financing include its profit margin, its earnings trend and volatility, its cash liquidity and liquidity management, its capital structure, its risk level and risk management, its geographic and business diversification, and its relative positions in the markets in which it operates. A deterioration in any of the previously mentioned factors or combination of these factors may lead rating agencies to downgrade the credit ratings of the Company, thereby increasing the cost to the Company of, or possibly limiting the access of the Company to, certain types of unsecured financings. In addition, the Company's debt ratings can impact certain capital markets revenues, particularly in those businesses where longer-term counterparty performance is critical, such as over-the-counter derivative transactions, including credit derivatives and interest rate swaps. As of August 31, 2002 the short- and long-term debt ratings of Holdings and LBI were as follows:

	Holdings		LBI
	Short-term	Long-term	Short-term	Long-term**
Fitch IBCA, Inc.	F-1	A+	F-1	A+/A
Moody's(1)	P-1	A2	P-1	A1*/A2
Standard & Poor's Corp.(2)	A-1	A	A-1	A+*/A

*
Provisional ratings on shelf registration

**
Senior/subordinated

(1)
On October 8, 2002, Moody's revised its outlook to positive from stable for all long-term debt ratings of Holdings. The short-term rating was affirmed.

(2)
On Aug. 15, 2002, Standard & Poor's revised its outlook on Holdings to negative from stable. The 'A' long-term and 'A-1' short-term ratings were affirmed.

High Yield

        The Company underwrites, trades, invests and makes markets in high yield corporate debt securities. The Company also syndicates, trades and invests in loans to below investment grade-rated companies. For purposes of this discussion, high yield debt instruments are defined as securities or loans to companies rated BB+ or lower, or equivalent ratings by recognized credit rating agencies, as well as non-rated securities or loans which, in the opinion of management, are non-investment grade. Non-investment grade securities generally involve greater risks than investment grade securities, due to the issuer's creditworthiness and the liquidity of the market for such securities. In addition, these issuers have relatively higher levels of indebtedness, resulting in an increased sensitivity to adverse economic conditions. The Company recognizes these risks and aims to reduce market and credit risk through the diversification of its products and counterparties. High yield debt instruments are carried at fair value, and unrealized gains or losses for these securities are recognized in the Company's Consolidated Statement of Income. Such instruments at August 31, 2002 and November 30, 2001 included long positions with an aggregate market value of approximately $3.8 billion and $3.5 billion, respectively, and short positions with an aggregate market value of approximately $1.2 billion and $1.0 billion, respectively. The Company mitigates its aggregate and single-issuer net exposure through the use of derivatives, non-recourse securitization financing and other financial instruments.

Private Equity

        The Company has investments in thirty-three private equity partnerships, for which the Company acts as general partner, as well as related direct investments. At August 31, 2002, the Company's private equity related investments were $825 million. The Company's policy is to carry its investments, including the appreciation of its general partnership interests, at fair value based upon the Company's assessment of the underlying investments. Additional information about the Company's private equity activities, including related commitments, can be found in Note 9 to the Consolidated Financial Statements (Other Commitments and Contingencies).

Summary of Contractual Obligations

        As of August 31, 2002 and November 30, 2001, the Company was contingently liable for $0.7 billion and $1.1 billion, respectively, of letters of credit, primarily used to provide collateral for securities and commodities borrowed and to satisfy margin deposits at option and commodity exchanges.

        In connection with its financing activities, the Company had outstanding commitments under certain lending arrangements of approximately $1.7 billion and $2.1 billion at August 31, 2002 and November 30, 2001, respectively. These commitments require borrowers to provide acceptable collateral, as defined in the agreements, when amounts are drawn under the lending facilities. Advances made under the above lending arrangements are typically at variable interest rates and generally provide for over-collateralization based upon the borrowers' creditworthiness. At August 31, 2002, the Company had commitments to enter into forward starting secured financing transactions including reverse repurchase agreements and repurchase agreements of $68.3 billion and $48.9 billion, respectively, as compared to $52.3 billion and $26.5 billion, respectively, at November 30, 2001. In addition, the Company had other guarantees of approximately $4.3 billion and $2.0 billion at August 31, 2002 and November 30, 2001, respectively. These other guarantees, which are principally overcollateralized with investment grade collateral, consist of liquidity facilities and default protection to investors.

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

        At August 31, 2002 the Company had lending commitments to investment and non-investment grade borrowers of approximately $6.8 billion and $1.4 billion, respectively, as compared to $5.9 billion and $1.4 billion at November 30, 2001. However, these commitments are not indicative of the Company's actual risk, as the Company has reduced its credit risk through the use of hedges and has utilized funding facilities to mitigate liquidity risk. The Company views its credit risk for investment grade commitments (after consideration of hedges) to be $3.2 billion and $4.1 billion at August 31, 2002 and November 30, 2001, respectively. The Company views its credit risk for non-investment grade commitments (after consideration of hedges) to be $1.3 billion at August 31, 2002 and $1.4 billion at November 31, 2001. The Company had available undrawn borrowing facilities with third parties of approximately $4.9 billion at both August 31, 2002 and November 30, 2001, which can be drawn upon to provide funding for these commitments. These funding facilities contain limits for certain concentrations of counterparty, industry or credit ratings of the underlying loans

        As of August 31, 2002 and November 30, 2001, the Company had commitments to invest up to $522 million and $555 million, respectively, directly and through partnerships in private equity related investments. These commitments will be funded as required through the end of the respective investment periods, principally expiring in 2004.

		Amount of Commitment Expiration Per Period
August 31, 2002	Total Contractual Amount	2002	2003- 2005	2006- 2007	2008- Thereafter
	(in millions)
Lending commitments
High grade	$6,823	$557	$4,917	$1,323	$26
High yield	1,414	4	757	438	215
Secured financing transactions	118,945	97,180	20,264	—	1,501
Guarantees and liquidity facilities	4,333	65	3,590	16	662
Standby letters of credit	733	733	—	—	—
Private equity investments	522	—	—	522	—

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

        Market Risk    Market risk represents the potential change in value of a portfolio of financial instruments due to changes in market rates, prices and volatilities. Market risk management also is an essential component of the Company's overall risk management framework. The Market Risk Management Department ("MRM Department") has global responsibility for implementing the Company's overall market risk management framework. It is responsible for the preparation and dissemination of risk reports, developing and implementing the Firm-wide Risk Management Guidelines, and evaluating adherence to these guidelines. These guidelines provide a clear framework for risk management decision-making. To that end, the MRM Department identifies and quantifies risk exposures, develops limits, and reports and monitors these risks with respect to the approved limits. The identification of material market risks inherent in positions includes, but is not limited to, interest rate, equity and foreign exchange risk exposures. In addition to these risks, the MRM Department also evaluates liquidity risks, credit and sovereign concentrations.

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

        The Company's methodology estimates a reporting day value-at-risk using actual daily trading revenues over the previous 250 trading days. This estimate is measured as the loss, relative to the median daily trading revenue. The following table sets forth the daily value-at-risk for each component of market risk as well as total value-at-risk:

	As of		Three Months Ended August 31, 2002
	Aug. 31 2002	Nov. 30 2001
			Average	High	Low
	(in millions)
Interest rate risk	$17.2	$14.6	$15.7	$17.2	$13.8
Equity price risk	9.6	15.1	10.0	9.6	10.2
Foreign exchange risk	1.9	1.9	1.9	1.9	1.8
Diversification benefit	(4.7)	(8.3)	(5.0)	(4.7)	(6.6)

Total Company	$24.0	$23.3	$22.6	$24.0	$19.2

        Value-at-risk is one measurement of potential loss in trading revenues that may result from adverse market movements over a specified period of time with a selected likelihood of occurrence. As with all measures of value-at-risk, the Company's estimate has substantial limitations due to its reliance on historical performance, which is not necessarily a predictor of the future. Consequently, this value-at-risk estimate is only one of a number of tools the Company utilizes in its daily risk management activities. The increase in interest rate risk as of August 31, 2002 from November 30, 2001 reflects higher volatility in fixed income securities, while the decrease in equity risk is primarily related to lower equity positions held for customer flow purposes given the current negative equity market environment.

        Capital Markets Net Revenues Distribution    Substantially all of the Company's inventory positions are marked-to-market on a daily basis as part of the Company's Capital Markets business segment with changes recorded in net revenues. The following chart sets forth the frequency distribution for weekly net revenues for the Company's Capital Markets segment for the three months ended August 31, 2002:

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

        Transfers of Financial Assets    The Company accounts for transfers of financial assets in accordance with Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB No. 125". In accordance with this guidance the Company recognizes transfers of financial assets as sales provided that control has been relinquished. Control is deemed to be relinquished only when all of the following conditions have been met: (i) the assets have been isolated from the transferor, even in bankruptcy or other receivership (true sale opinions are required), (ii) the transferee has the right to pledge or exchange the assets received and (iii) the transferor has not maintained effective control over the transferred assets (e.g. a unilateral ability to repurchase a unique or specific asset). The Company is a market leader in mortgage- and asset-backed securitizations and other structured financing arrangements. In connection with these activities, the Company utilizes special purposes entities principally for (but not limited to) the securitization of commercial and residential mortgages, home equity loans, government and corporate bonds, and lease and trade receivables. The Company derecognizes financial assets transferred in securitizations provided that the Company has relinquished control over such assets.

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

PART I—FINANCIAL INFORMATION

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

        The information under the caption "Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management" above in this Report is incorporated herein by reference.

ITEM 4. Controls and Procedures

        The Chairman and Chief Executive Officer and the Chief Financial Officer of Holdings (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of a date within 90 days prior to the date of the filing of this Report, that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by Holdings in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by Holdings in such reports is accumulated and communicated to the Company's management, including the Chairman and Chief Executive Officer and the Chief Financial Officer of Holdings, as appropriate to allow timely decisions regarding required disclosure.

        There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES

PART II—OTHER INFORMATION

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

WorldCom Bondholders Litigation

        LBI and other underwriters of WorldCom, Inc. bonds have been named as defendants in certain lawsuits alleging that the offering materials were false and misleading. Two of the lawsuits are purported class actions filed in the U.S. District Court for the Southern District of New York on July 10, 2002, and the U.S. District Court for the District of Columbia on July 19, 2002, respectively, arising out of a May 24, 2000, offering of (insofar as the claims against LBI are concerned) $1,250,000,000 principal amount of WorldCom notes. The New York action purports to be brought on behalf of purchasers of the notes issued in, or traceable to, the 2000 offering and generally alleges violations of the disclosure requirements of the federal securities laws. The District of Columbia action purports to be brought on behalf of persons who were participants in or beneficiaries of WorldCom's 401(k) Salary Savings Plan and/or other WorldCom retirement and savings plans and generally alleges violations of the Employee Retirement Income Security Act as well as common law claims in connection with the purchase of the notes and WorldCom stock. LBI underwrote $93,750,000 principal amount of the notes in the 2000 offering.

        A third lawsuit was filed by SunTrust Bank and Trusco Capital Management in the U.S. District Court for the Southern District of Mississippi on September 16, 2002. Insofar as the claims against LBI are concerned, the Mississippi action alleges violations of the disclosure requirements of the federal securities laws as well as common law claims in connection with the plaintiffs' purchase of a total of $5,025,000 principal amount of WorldCom bonds in offerings in which LBI was an underwriter in 1998 and 2000. One or more of these three actions also name(s) as defendants WorldCom, certain of WorldCom's present or former officers and/or directors, and/or WorldCom's outside accounting firm.

        Each of these actions seeks, among other things, compensatory damages. Requests to consolidate these and other pending litigation relating to WorldCom are pending before the Judicial Panel on Multidistrict Litigation. On July 21, 2002, WorldCom, Inc., filed for protection under the U.S. bankruptcy laws.

Research Analyst Independence Investigations

        LBI has received subpoenas and/or requests for information, documents and testimony in connection with the industry-wide investigations of research analyst independence and related issues from various governmental and regulatory agencies. LBI is cooperating with these investigations. The Company is not currently party to any legal, governmental or regulatory proceedings related to these investigations. In October 2002, the SEC, the NASD, the New York Stock Exchange, the New York State Attorney General and the North American Securities Administrators Association announced a joint effort to conclude the various separate investigations by proposing appropriate settlements to companies under investigation and/or proposing new industry regulations.

In re Metricom Securities Litigation

        In August 2002, plaintiffs filed in the United States District Court for the Northern District of California a First Amended Consolidated Class Action Complaint for Violation of the Securities Act of 1933 and the Exchange Act of 1934, Corrected Copy, in In re Metricom Securities Litigation. It alleges the same claims and names the same purported class of plaintiffs and the same defendants as the complaint previously reported under the caption Young, et al. v. Dreisbach, et al. in Holdings' 2001 Annual Report on Form 10-K.

Actions Regarding Enron Corporation (reported in Holdings' Quarterly Report on Form 10-Q for the quarter ended February 28, 2002)

        In May 2002, a complaint was filed in the District Court of Galveston County, Texas, 56th Judicial Circuit, against LBI and Holdings by American National Insurance Company and its affiliates. The complaint seeks unspecified compensatory relief and punitive damages for purported violations of securities laws. The complaint is based on the allegations in In re Enron Corporation Securities Litigation (the "Enron Securities Litigation") and asserts that plaintiffs relied on defendants' false and misleading statements in purchasing and continuing to hold Enron debt and equities in their Lehman Brothers' accounts. The complaint alleges violations of the Texas State Securities Act, fraud, breach of fiduciary duty, negligence and professional malpractice.

        In August 2002, a complaint was filed in the Court of Common Pleas, Civil Division, Franklin County, Ohio, against Holdings along with four other commercial or investment banks, among other defendants, by the Public Employees Retirement System of Ohio and three other state employees' retirement plans. The complaint seeks unspecified compensatory relief and punitive damages for purported violations of securities laws based on the theory that defendants engaged or participated in manipulative devices to inflate Enron's reported profits and financial condition, made false or misleading statements and participated in a scheme or course of business to defraud Enron's shareholders and that plaintiffs relied on defendants' false and misleading statements in purchasing and continuing to hold Enron debt and equities in the State's pension funds. Against Holdings, the complaint alleges common law fraud and deceit, aiding and abetting common law fraud, conspiracy to commit fraud, negligent misrepresentation and violations of the Texas Securities Act.

        In August 2002, Capital Management L.P., the former general partner of LJM2 Co-Investment, L.P. ("LJM2"), an Enron-related special purpose entity, filed a third-party claim in Delaware Chancery Court alleging that Holdings' subsidiary LB I Group Inc., an investor in LJM2, together with the other LJM2 limited partners breached the Limited Partnership Agreement by rescinding a capital call.

        On September 9, 2002, the Washington State Investment Board, which is a named plaintiff in the Enron Securities Litigation, filed a new purported class action which mirrors the claims in the Enron Securities Litigation. This new action, however, alleges a class period of September 9, 1997, to October 18, 1998, whereas the Enron Securities Litigation asserts a class action period of October 18, 1998, to November 27, 2001. This new action is an attempt to expand the class action period in the Enron Securities Litigation based upon the lengthened statute of limitations in the Sarbanes-Oxley Act of 2002.

Actions Regarding Frank Gruttadauria (reported in Holdings' 2001 Annual Report on Form 10-K and Quarterly Reports on Form 10-Q for the quarters ended February 28 and May 31, 2002)

        Settlements have been agreed to in two of the actions pending in the District Courts.

AIA Holding SA et al. v. Lehman Brothers Inc. and Bear Stearns & Co., Inc. (reported in Holdings' 2001 Annual Report on Form 10-K)

        A trial date for the first group of plaintiffs has been set for Nov. 4, 2002.

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
3.06		By-Laws of the Registrant, amended as of March 26, 1997 (incorporated by reference to Exhibit 3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997)
10.10	†	Lehman Brothers Holdings Inc. Employee Incentive Plan, as amended through July 23, 2002 (including amendment to Section 3(a)) (filed herewith)
11.01
Computation of Per Share Earnings (omitted in accordance with section (b)(11) of Item 601 of Regulation S-K; the calculation of per share earnings is set forth in Part I, Item 1, in Note 11 to the Consolidated Financial Statements (Earnings Per Common Share))
12.01		Computation of Ratios of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends (filed herewith)
99.01		Statement of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

99.02	Statement of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

†
Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-Q.

(b)  Reports on Form 8-K:

        The following reports on Form 8-K were filed during the quarter for which this Quarterly Report is filed:

1.
Form 8-K dated June 18, 2002, Items 5 and 7

  Financial Statements:

Exhibit 99.2	Selected Statistical Information (Preliminary and Unaudited)
Exhibit 99.3	Consolidated Statement of Income (Three Months Ended May 31, 2002) (Preliminary and Unaudited)
Exhibit 99.4	Consolidated Statement of Income (Six Months Ended May 31, 2002) (Preliminary and Unaudited)
Exhibit 99.5	Segment Net Revenue Information (Three and Six Months Ended May 31, 2002) (Preliminary and Unaudited)
2.
Form 8-K dated June 19, 2002, Item 7.

3.
Form 8-K dated June 27, 2002, Items 5 and 7.

4.
Form 8-K dated July 2, 2002, Item 7.

5.
Form 8-K dated July 2, 2002, Item 7.

6.
Form 8-K dated August 5, 2002, Item 7.

7.
Form 8-K dated August 5, 2002, Item 7.

8.
Form 8-K dated August 14, 2002, Items 7 and 9.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

LEHMAN BROTHERS HOLDINGS INC. (Registrant)
Date: October 15, 2002	By:	/s/ DAVID GOLDFARB David Goldfarb Chief Financial Officer (principal financial and accounting officer)

CERTIFICATIONS

I, Richard S. Fuld, Jr., certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Lehman Brothers Holdings Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 15, 2002

/s/ RICHARD S. FULD, JR. Richard S. Fuld, Jr. Chairman and Chief Executive Officer

I, David Goldfarb, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Lehman Brothers Holdings Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 15, 2002

/s/ DAVID GOLDFARB David Goldfarb Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit
Exhibit 10.10	Lehman Brothers Holdings Inc. Employee Incentive Plan, as amended through July 23, 2002 (including amendment to Section 3(a))
Exhibit 12.01	Computation of Ratios of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends
Exhibit 99.01	Statement of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 99.02	Statement of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

QuickLinks

LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES FORM 10-Q FOR THE QUARTER ENDED AUGUST 31, 2002 INDEX
AVAILABLE INFORMATION
LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES PART I—FINANCIAL INFORMATION
  ITEM 1 Financial Statements
LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES CONSOLIDATED STATEMENT of INCOME (Unaudited) (In millions, except per share data)
LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES CONSOLIDATED STATEMENT of INCOME (Unaudited) (In millions, except per share data)
LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES CONSOLIDATED STATEMENT OF FINANCIAL CONDITION (Unaudited) (In millions)
LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES CONSOLIDATED STATEMENT OF FINANCIAL CONDITION—(Continued) (Unaudited) (In millions, except per share data)
LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES CONSOLIDATED STATEMENT of CASH FLOWS (Unaudited) (In millions)
LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES NOTES to CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 2
LEHMAN BROTHERS HOLDINGS and SUBSIDIARIES
MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL CONDITION and RESULTS of OPERATIONS
INVESTMENT BANKING NET REVENUES
INVESTMENT BANKING NET REVENUES
CAPITAL MARKETS NET REVENUES
CLIENT SERVICES NET REVENUES
LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES PART I—FINANCIAL INFORMATION
  ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
  ITEM 4. Controls and Procedures
LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES PART II—OTHER INFORMATION
  ITEM 1. Legal Proceedings
  ITEM 6. Exhibits and Reports on Form 8-K
SIGNATURE
CERTIFICATIONS
EXHIBIT INDEX