Form 10-K
period 2002-11-30
LEHMAN BROTHERS HOLDINGS INC
filed 2003-02-28
CIK 806085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended November 30, 2002

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File Number 1-9466

Lehman Brothers Holdings Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	13-3216325
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

745 Seventh Avenue New York, New York	10019
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 526-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.10 par value	New York Stock Exchange Pacific Exchange
Depositary Shares representing 5.94% Cumulative Preferred Stock, Series C	New York Stock Exchange
Depositary Shares representing 5.67% Cumulative Preferred Stock, Series D	New York Stock Exchange
Depositary Shares representing Fixed/Adjustable Rate Cumulative Preferred Stock, Series E	New York Stock Exchange
7.875% Trust Preferred Securities, Series J, of Subsidiary Trust (and Registrant’s guarantee thereof)	New York Stock Exchange
8% Trust Preferred Securities, Series I, of Subsidiary Trust (and Registrant’s guarantee thereof)	New York Stock Exchange
8% Yield Enhanced Equity Linked Debt Securities Plus Due November 13, 2003, Based Upon a Basket of Five Technology Stocks	American Stock Exchange
10 Uncommon Values Index Basket Adjusting Structured Equity Securities Notes Due 2003	American Stock Exchange
10 Uncommon Values Index Basket Adjusting Structured Equity Securities Notes Due 2004	American Stock Exchange
10 Uncommon Values Index Basket Adjusting Structured Equity Securities Notes, Series B, Due 2004	American Stock Exchange
10 Uncommon Values Index Risk Adjusting Equity Range Securities Plus Notes Due July 3, 2003	American Stock Exchange
10 Uncommon Values Index Risk Adjusting Equity Range Securities Plus Notes Due July 2, 2004	American Stock Exchange
10 Uncommon Values Index Stock Upside Note Securities Notes Due July 3, 2004	American Stock Exchange
10 Uncommon Values Index Stock Upside Note Securities Notes Due July 2, 2005	American Stock Exchange
Dow Jones Industrial Average 112.5% Minimum Redemption PrincipalPlus Stock Upside Note Securities Due August 5, 2007	American Stock Exchange
Dow Jones Internet Index Stock Upside Note Securities Due November 10, 2004	American Stock Exchange
NASDAQ-100 Index 109% Minimum Redemption Stock Upside Note Securities Due April 26, 2004	American Stock Exchange
Notes due November 14, 2007-Performance Linked to Marsh & McLennan Companies, Inc. (MMC) Common Stock	American Stock Exchange
Notes due November 14, 2007-Performance Linked to Pfizer Inc. (PFE) Common Stock	American Stock Exchange
Portfolio Risk Adjusting Equity Range Securities Notes Due August 14, 2003, Based Upon a Basket of Ten Stocks	American Stock Exchange
Prudential Research Universe Diversified Equity Notes Due December 29, 2004	American Stock Exchange
Prudential Research Universe Diversified Equity Notes Due July 2, 2006, Linked to a Basket of Healthcare Stocks	American Stock Exchange
S&P 500 Index Stock Upside Note Securities Due April 30, 2005	American Stock Exchange
S&P 500 Index Stock Upside Note Securities Due December 26, 2006	American Stock Exchange
S&P 500 Index Stock Upside Note Securities Due February 5, 2007	American Stock Exchange
S&P 500 Index Stock Upside Note Securities Due September 27, 2007	American Stock Exchange
S&P 500 Index Stock Upside Note Securities Due August 5, 2008	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes ☒  No ☐

The aggregate market value of the voting and nonvoting common equity held by non-affiliates of the Registrant at May 31, 2002 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $14,229,420,000.  As of that date, 233,269,163 shares of the Registrant’s Common Stock, $.10 par value per share, were held by non-affiliates.  For purposes of this information, the outstanding shares of Common Stock that were and that may be deemed to have been beneficially owned by directors and executive officers of the Registrant were deemed to be shares of common stock held by affiliates at that date.

As of February 14, 2003, 242,519,083 shares of the Registrant’s Common Stock, $.10 par value per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

(1) Lehman Brothers Holdings Inc. 2002 Annual Report to Stockholders (the “2002 Annual Report”)—Incorporated in part in Parts I, II and IV.

(2) Lehman Brothers Holdings Inc. Definitive Proxy Statement for its 2003 Annual Meeting of Stockholders (the “Proxy Statement”)—Incorporated in part in Parts III and IV.

AVAILABLE INFORMATION

Lehman Brothers Holdings Inc. (“Holdings”) files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”).  You may read and copy any document Holdings files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains annual, quarterly and current reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.  Holdings’ electronic SEC filings are available to the public at http://www.sec.gov.

Holdings’ public internet site is http://www.lehman.com.  Holdings makes available free of charge through its internet site, via a link to the SEC’s internet site at http://www.sec.gov, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the SEC.

In addition, Holdings currently makes available on http://www.lehman.com its most recent annual report on Form 10-K, its quarterly reports on Form 10-Q for the current fiscal year, its most recent proxy statement and its most recent annual report to shareholders, although in some cases these documents are not available on that site as soon as they are available on the SEC’s site. You will need to have on your computer the Adobe Acrobat Reader software to view these documents, which are in the .PDF format.   If you do not have Adobe Acrobat, a link to Adobe Systems Incorporated’s internet site, from which you can download the software, is provided.

PART I

ITEM 1. BUSINESS

As used herein, “Holdings” or the “Registrant” means Lehman Brothers Holdings Inc., a Delaware corporation, incorporated on December 29, 1983. Holdings and its subsidiaries are collectively referred to as the “Company,” the “Firm” or “Lehman Brothers,” and Lehman Brothers Inc., a Delaware corporation and the principal subsidiary of Holdings, is referred to herein as “LBI.”

The Company is one of the leading global investment banks, serving institutional, corporate, government and high-net-worth individual clients and customers. Its executive offices are located at 745 Seventh Avenue, New York, New York 10019, and its telephone number is (212) 526-7000.

Forward–Looking Statements

Some of the statements contained or incorporated by reference in this Report, including those relating to the Company’s strategy and other statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates” and similar expressions, are forward–looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These statements are not historical facts but instead represent only the Firm’s expectations, estimates and projections regarding future events. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict, which may include market, credit or counterparty, liquidity, legal and operational risks.  Those risks and uncertainties include, but are not limited to:

•                  Market Fluctuations and Volatility.  Changes in interest and foreign exchange rates, securities and commodities valuations and increases in volatility can increase risk, and may also impact customer flow related revenues in the Company’s Capital Markets and Client Services businesses, as well as impact the volume of debt and equity underwritings and merger and acquisition transactions.

•                  Industry Competition and Changes in Competitive Environment.  Increased competition from both banking institutions and non-traditional financial services providers and from industry consolidation could impact fees earned from the Company’s investment banking and capital markets businesses.

•                  Investor Sentiment.  This past year has seen a record number of accounting and corporate governance scandals, which have had a significant impact on investor confidence in the marketplace.  In addition, geopolitical concerns about possible military action and terrorist activities can have an effect on the global financial markets.

•                  Liquidity.  Liquidity risk management is of critical importance to the Company.  Liquidity could be impacted by the inability to access the long-term or short-term debt markets or the repurchase and securities lending markets. However, the Company’s liquidity and funding policies have been designed with the goal of providing sufficient liquidity resources to continually fund its balance sheet and to meet all obligations in all market environments.

•                  Credit Ratings.  The Company’s access to the unsecured funding markets is dependent upon the Company’s credit ratings.  A reduction in the Company’s credit ratings could adversely affect the Company’s access to liquidity alternatives and its competitive position, and could increase the cost of funding, or trigger additional collateral requirements.

•                  Credit Exposure.  Credit risk represents the possibility that a counterparty will be unable to honor its contractual obligations to the Company.  Although the Company actively manages daily credit risk exposure as part of its risk management framework, counterparty default risk may arise from unforeseen events or circumstances.

•                  Legal/Regulatory.  Legal risks include litigation (see “Item 3—Legal Proceedings” herein) and legislative and regulatory developments in the United States and other jurisdictions, which could have unforeseeable impacts on the Firm’s businesses and results.

The Firm’s actual results and financial condition may differ, perhaps materially, from the anticipated results and financial condition in any forward–looking statements, and, accordingly, readers are cautioned not to place undue reliance on such statements. For more information concerning the risks and other factors that could affect the Firm’s future results and financial condition, see “Management’s Discussion and Analysis” in the 2002 Annual Report.  The Company undertakes no obligation to update any forward–looking statements, whether as a result of new information, future events or otherwise.

LEHMAN BROTHERS

Lehman Brothers is one of the leading global investment banks, serving institutional, corporate, government and high-net-worth individual clients and customers. The Company’s worldwide headquarters in New York and regional headquarters in London and Tokyo are complemented by offices in additional locations in the United States, Europe, the Middle East, Latin America and the Asia Pacific region. The Company is engaged primarily in providing financial services. Other businesses in which the Company is engaged represent less than 10 percent of consolidated assets, revenues or pre-tax income.

The Company’s business includes capital raising for clients through securities underwriting and direct placements, corporate finance and strategic advisory services, private equity investments, securities sales and trading, research, and the trading of foreign exchange and derivative products and certain commodities. The Company acts as a market–maker in all major equity and fixed income products in both the U.S. and international markets. Lehman Brothers is a member of all principal securities and commodities exchanges in the United States, as well as the National Association of Securities Dealers, Inc. (“NASD”), and holds memberships or associate memberships on several principal international securities and commodities exchanges, including the London, Tokyo, Hong Kong, Frankfurt, Paris and Milan stock exchanges.

Lehman Brothers provides a full array of capital market products and advisory services worldwide. Through the Company’s investment banking, trading, research, structuring and distribution capabilities in equity and fixed income products, the Company continues its focus of building its client/customer business model. These “customer flow” activities represent a majority of the Company’s revenues. In addition to its customer flow activities, the Company also takes proprietary positions, the success of which is dependent on its ability to anticipate economic and market trends. The Company believes its customer flow orientation mitigates its overall revenue volatility.

The Company operates in three business segments (each of which is described below): Investment Banking, Capital Markets and Client Services. Financial information concerning the Company for the fiscal years ended November 30, 2002, November 30, 2001, and November 30, 2000, including the amount of net revenue contributed by each segment in such periods, is set forth in the Consolidated Financial Statements and the Notes thereto in the 2002 Annual Report and is incorporated herein by reference. Information with respect to the Company’s operations by segment and net revenues by geographic area is set forth under the captions “Management’s Discussion and Analysis—Segments” and “—Geographic Diversification” and in Note 21 of the Notes to Consolidated Financial Statements in the 2002 Annual Report and is incorporated herein by reference.

Investment Banking

Lehman Brothers’ Investment Banking professionals are responsible for developing and maintaining relationships with issuer clients, gaining a thorough understanding of their specific needs and bringing together the full resources of Lehman Brothers to accomplish their financial and strategic objectives. Investment Banking is organized into industry, geographic and product coverage groups, enabling individual bankers to develop specific expertise in particular industries and markets. Industry coverage groups include Communications & Media, Consumer/Retailing, Financial Institutions, Financial Sponsors, Healthcare, Industrial, Natural Resources, Power, Real Estate and Technology. Where appropriate, specialized product groups are partnered with the global industry and geographic groups to provide tailor-made solutions for Lehman Brothers’ clients. These product groups include Equity Capital Markets, which consists of equity and equity–related securities and derivatives, Debt Capital Markets, which incorporates expertise in syndicate, liability management, derivatives and bank loan syndication, Private Placements, Leveraged Finance and Mergers &

Acquisitions/Strategic Advisory Services. Geographically, Lehman Brothers maintains investment banking offices in seven cities in the U.S. and in sixteen cities in Europe, the Middle East, Asia and Latin America. The high degree of integration among the Company’s industry, product and geographic groups has allowed Lehman Brothers to become a leading source of one–stop financial solutions for its global clients.

Mergers & Acquisitions/Strategic Advisory.  Lehman Brothers has a long history of providing strategic advisory services to corporate, institutional and government clients around the world on a wide range of financial matters, including mergers and acquisitions, restructurings and spin-offs, targeted stock transactions, share repurchase strategies, government privatization programs, takeover defenses and other strategic advice.

Underwriting.  The Company is a leading underwriter of initial and other public and private offerings of equity and fixed income securities, including listed and over-the-counter securities, government and agency securities and mortgage– and asset–backed securities.

Capital Markets

Lehman Brothers combines the skills from the sales, trading and research areas of its Equities and Fixed Income Divisions to serve the financial needs of the Company’s clients and customers. This integrated approach enables Lehman Brothers to structure and execute global transactions for clients and to provide worldwide liquidity in marketable securities.

Equities

The Equities group is responsible for the Company’s equity operations and all dollar and non-dollar equity and equity–related products worldwide. These products include listed and over-the-counter securities, American Depositary Receipts, convertibles, options, warrants and derivatives.

Equity Cash Products.  Lehman Brothers makes markets in equity and equity–related securities, and executes block trades on behalf of clients and customers. The Company participates in the global equity and equity–related markets in all major currencies through its worldwide presence and membership in major stock exchanges, including, among others, those in New York, London, Tokyo, Hong Kong, Frankfurt, Paris and Milan.

Equity Derivatives.  Lehman Brothers offers equity derivative capabilities across a wide spectrum of products and currencies, including domestic and international portfolio trading, listed options and futures and over-the-counter derivatives. The Firm’s equity derivatives business is organized into two major product areas: a global volatility business, encompassing options–related products, and a global portfolio trading business that specializes in agency/risk baskets and other structured products.

Equity Finance.  Lehman Brothers maintains an integrated Equity Financing and Prime Broker business to provide liquidity to its clients and customers and supply a source of secured financing for the Firm. Equity Financing provides financing in all markets on a margin basis for customer purchases of equities and other capital markets products as well as securities lending and short–selling facilitation. The Prime Broker business also engages in full operations, clearing and processing services for that unit’s customers.

Arbitrage.  Lehman Brothers engages in a variety of arbitrage activities including “riskless” arbitrage, where the Company seeks to benefit from temporary price discrepancies that occur when a security is traded in two or more markets, and “risk” arbitrage activities, which involve the purchase of securities at discounts from the expected values that would be realized if certain proposed or anticipated corporate transactions (such as mergers, acquisitions, recapitalizations, exchange offers, reorganizations, bankruptcies, liquidations or spin-offs) were to occur. Lehman Brothers’ arbitrage activities benefit from the Company’s presence in the global capital markets, access to advanced information technology, in-depth market research, proprietary risk management tools and general experience in assessing rapidly changing market conditions.

Fixed Income

Lehman Brothers actively participates in all key fixed income markets worldwide and maintains a 24-hour trading presence in global fixed income securities. The Company is a preeminent market–maker in new issue and other fixed income securities.

Fixed Income businesses include the following:

Government and Agency Obligations.  Lehman Brothers is one of the leading primary dealers in U.S. government securities, as designated by the Federal Reserve Bank of New York, participating in the underwriting and market–making of U.S. Treasury bills, notes and bonds, and securities of federal agencies. The Company is also a market–maker in the government securities of all G7 countries, and participates in other major European and Asian government bond markets.

Corporate Debt Securities and Loans.  Lehman Brothers makes markets in fixed and floating rate investment grade debt worldwide. The Company is also a major participant in the preferred stock market, managing numerous offerings of long-term and perpetual preferreds and auction rate securities.

High Yield Securities and Leveraged Bank Loans.  The Company also makes markets in non-investment grade debt securities and bank loans. Lehman Brothers provides “one-stop” leveraged financing solutions for corporate and financial acquirers and high yield issuers, including multi–tranche, multi–product acquisition financing. The Company remains one of the leading investment banks in the syndication of leveraged loans.

Money Market Products.  Lehman Brothers holds leading market positions in the origination and distribution of medium-term notes and commercial paper. The Company is an appointed dealer or agent for numerous active commercial paper and medium-term note programs on behalf of companies and government agencies worldwide.

Mortgage and Asset–Backed Securities.  The Company is a leading underwriter of and market–maker in residential and commercial mortgage– and asset–backed securities and is active in all areas of secured lending, structured finance and securitized products. Lehman Brothers underwrites and makes markets in the full range of U.S. agency–backed mortgage products, mortgage–backed securities, asset–backed securities and whole loan products. It is also a leader in the global market for residential and commercial mortgages (including multi–family financing) and leases . The Company also originates mortgage loans directly through its subsidiary savings bank, Lehman Brothers Bank, FSB.  In addition, Lehman Brothers engages in select investments in commercial and residential properties.

Municipal and Tax-Exempt Securities.  Lehman Brothers is a major dealer in municipal and tax-exempt securities, including general obligation and revenue bonds, notes issued by states, counties, cities, and state and local governmental agencies, municipal leases, tax-exempt commercial paper and put bonds.

Financing.  The Company’s Financing Unit engages in three primary functions: managing the Company’s matched book activities, supplying secured financing to customers, and providing funding for the Company’s activities. Matched book funding involves borrowing and lending cash on a short-term basis to institutional customers collateralized by marketable securities, typically government or government agency securities. The Company enters into these agreements in various currencies and seeks to generate profits from the difference between interest earned and interest paid. The Financing Unit works with the Company’s institutional sales force to identify customers that have cash to invest and/or securities to pledge to meet the financing and investment objectives of the Company and its customers. Financing also coordinates with the Company’s Treasury area to provide collateralized financing for a large portion of the Company’s securities and other financial instruments owned. In addition to its activities on behalf of its U.S. clients and customers, the Company is a major participant in the European and Asian repurchase agreement markets, providing secured financing for the Firm’s customers in those regions.

Fixed Income Derivatives.  The Company offers a broad range of derivative, interest rate and credit products and services. Derivatives professionals are integrated into all of the Company’s fixed income areas in response to the worldwide convergence of the cash and derivative markets.

Foreign Exchange.  Lehman Brothers’ global foreign exchange operations provide market access and liquidity in all currencies for spot, forward and over-the-counter options markets around the clock. Lehman Brothers offers its customers superior execution, market intelligence, analysis and hedging capabilities, utilizing foreign exchange as well as foreign exchange options and derivatives. Lehman Brothers also provides advisory services to central banks, corporations and investors worldwide, structuring innovative products to fit their specific needs. The Firm makes extensive use of its global macroeconomics research to advise clients on the appropriate strategies to minimize interest rate and currency risk.

Lehman Brothers Bank.  Lehman Brothers Bank, FSB, offers traditional and online mortgage and banking services nationally to individuals as well as institutions and their customers on a co-branded basis through its Alliance Partnership Program, which creates strategic partnerships with retail and financial organizations throughout the country.  The Bank is a major part of the Firm’s institutional mortgage business, providing an origination pipeline for mortgages and asset-backed securities.

Global Distribution

Lehman Brothers’ institutional sales organizations encompass distinct global sales forces that have been integrated into the Fixed Income and Equities Capital Markets businesses to provide investors with the full array of products and research offered by the Firm.

Equity Sales.  Lehman Brothers’ institutional Equity sales force provides an extensive range of services to institutional investors through locations in the U.S., Europe and Asia. The Equity sales organization focuses on developing long-term relationships though a comprehensive understanding of customers’ investment objectives, while providing proficient execution and consistent liquidity in a wide range of global equity securities and derivatives.

Fixed Income Sales. Lehman Brothers’ Fixed Income sales force is one of the most productive in the industry, serving the investing and liquidity needs of major institutional investors. Employing a relationship management approach that provides superior information flow and product opportunities for the Firm’s customers, the Fixed Income sales organization covers the major share of the buying power in the global fixed income markets.

Research

Research at Lehman Brothers encompasses the full range of research disciplines, including quantitative, economic, strategic, credit, relative value and market–specific analysis.

Equity Research.  To ensure in-depth expertise within various markets, Equity Research has established regional teams on a worldwide basis that are staffed with industry and strategy specialists.

Fixed Income Research. The Firm’s Fixed Income Research specialists provide expertise in U.S., European and Asian government and agency securities, derivatives, sovereign issues, corporate securities, high yield, asset– and mortgage–backed securities, indices, emerging market debt and municipal securities.

Client Services

Client Services includes the Company’s Private Client Services group, a retail–based organization that primarily serves the investment needs of wealthy individuals, and its Private Equity Division, which manages assets through a series of private equity funds and investments.

Private Client Services

The Company’s Private Client Services group’s investment representatives serve the investment needs of private investors with substantial assets as well as thousands of mid-sized institutional accounts worldwide. The group has investment representatives located in 14 offices around the globe. Investment professionals provide their clients with direct access to banking, fixed income, equity, foreign exchange and derivative products, as well as the Firm’s research and execution capabilities.

Lehman Brothers also provides asset management services, including Investment Consulting Services, a wrap-fee series of third party managed products, management of multiple manager funds onshore and offshore and a managed futures advisory business. The Firm also has dealer agreements with a large number of mutual fund families.

Lehman Brothers is expanding its asset management activities to focus on the strategic development of a comprehensive asset management platform for the Firm, drawing on—and providing both individual and institutional clients with access to—Lehman Brothers’ investment advisory expertise across various asset classes and geographies. Those responsibilities include the Firm’s recently established asset management initiatives, such as Lehman Brothers Alternative Investment Management (the Firm’s joint venture with Ehrenkranz & Ehrenkranz) and its investment in the United Kingdom’s Edgeworth Capital.  In January 2003, Lehman Brothers acquired the fixed income investment management business of Lincoln Capital Management, which will become the Firm’s U.S. institutional fixed income management platform for large institutional investors.

Private Equity

The Company currently has over $4.5 billion in Private Equity assets under management, primarily in five asset classes: Merchant Banking, Venture Capital, Real Estate, Fixed Income-related and Third Party Funds. The primary goal of each asset class is to make investments that provide attractive risk-adjusted returns to investors, including institutions, high-net-worth individuals, the Firm and certain employees of the Firm.

Merchant Banking.  Lehman Brothers’ merchant banking activities include making principal equity investments, often in partnership with clients of the Firm. Merchant banking seeks to partner with proven operating teams that have compelling business strategies and growth plans, with the aim of creating long-term value for investors.

Venture Capital.  Lehman Brothers’ venture capital funds are focused on making growth-oriented equity investments in technology, communications and healthcare companies.  Venture capital investments focus on companies capable of turning innovative technology and management solutions into successful businesses.

Real Estate.  Lehman Brothers’ Real Estate Fund is focused on making real estate equity investments in North America and Europe in a wide variety of commercial and residential properties, real estate companies and related service businesses.

Fixed Income-related.  This asset class is currently comprised of two investing activities:   European mezzanine investments and collateralized debt obligation (CDO)-related  investments.

Third Party Funds.  This asset class consists of investment activities related to non-affiliated partnerships, including a fund-of-funds for investments in other private equity funds, purchasing secondary limited partnership interests in existing private equity funds and managing co-investment programs on behalf of large institutional investors.

Commitments for all of the Firm’s private equity funds are raised in private placements not requiring registration under the Securities Act of 1933.

Technology and e-Commerce

Lehman Brothers is committed to maintaining a technology platform to deliver a full range of capital markets information and services to its institutional and high–net–worth client base. The Firm-wide e-Commerce organization, which brings together senior management from all of the Firm’s global business areas, has developed the Firm’s overall e-commerce strategy, approves all e-commerce investments and provides a forum to share e-commerce knowledge and new developments across the Firm’s businesses and geographies. The Firm’s e-commerce strategy focuses on client and markets connectivity, content and strategic ventures. Lehman Brothers has an integrated client and employee web site, LehmanLive, which serves as a complete suite of services, including research and analytics, trade and post-trade

(clearing and settlement information, risk management and prime brokerage) information and employee applications.  Lehman Brothers has made many strategic investments and is a participant in a number of institutional trading networks in the U.S., Europe and Asia. Notable investments include TradeWeb, MarketAxess and SecuritiesHub in Fixed Income, and TheMarkets.com, EquiLend, Redi/Arca and NYFIX Millennium in Equities. Additionally, Lehman Brothers has supported the global expansion of NASDAQ with an investment in its U.S. and European ventures.

Corporate

The Company’s Corporate division provides support to its businesses through the processing of certain securities and commodities transactions; receipt, identification and delivery of funds and securities; safeguarding of customers’ securities; risk management; and compliance with regulatory and legal requirements. In addition, this staff is responsible for technology infrastructure and systems development, treasury operations, financial control and analysis, tax planning and compliance, internal audit, expense management, career development and recruiting and other support functions.

Risk Management

As a leading global investment banking company, risk is an inherent part of the Company’s businesses. Global markets, by their nature, are prone to uncertainty and subject participants to a variety of risks. Lehman Brothers has developed policies and procedures designed to identify, measure and monitor each of the risks involved in its trading, brokerage and investment banking activities on a global basis. The principal risks of Lehman Brothers are market, credit, liquidity, legal and operational risks. As part of the Company’s customer flow activities, Lehman Brothers takes proprietary positions in interest rates, foreign exchange and various securities, derivatives and commodities. Although the Company seeks to mitigate risk associated with such positions through hedging activities, consistent with its expectations of future events, it is subject to the risk that actual market events may differ from the Company’s expectations, which may result in losses associated with such positions.

Lehman Brothers has developed a control infrastructure to monitor and manage each type of risk on a global basis throughout the Company. A full description of the Firm’s Risk Management procedures is contained in “Management’s Discussion and Analysis—Risk Management” in the 2002 Annual Report, and is incorporated herein by reference.

Competition

All aspects of the Company’s business are highly competitive. The Company competes in U.S. and international markets directly with numerous other brokers and dealers in securities and commodities, including traditional and online securities brokerage firms, investment banking firms, investment advisors and certain commercial banks and, indirectly for investment funds, with insurance companies and others.

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

Regulation

The securities industry in the United States is subject to extensive regulation under both federal and state laws. LBI is registered as a broker–dealer, and LBI and certain other subsidiaries of Holdings are registered as investment advisors, with the SEC and as such are subject to regulation by the SEC and by self-regulatory organizations, principally the NASD, national securities exchanges such as the New York Stock Exchange (which has been designated by the SEC as LBI’s primary regulator) and the Municipal Securities Rulemaking Board.  Securities firms are also subject to regulation by state securities administrators in those states in which they conduct business.  LBI is a registered broker–dealer in all 50 states, the District of Columbia and the Commonwealth of Puerto Rico.  The SEC, self-regulatory organizations and state securities commissions may conduct administrative proceedings, which may result in censure, fine, the issuance of cease-and-desist orders or suspension or expulsion of a broker–dealer or an investment advisor, its officers or employees.

LBI is also registered with the Commodity Futures Trading Commission (the “CFTC”) as a futures commission merchant and is subject to regulation as such by the CFTC and various domestic boards of trade and other commodity exchanges. The Company’s U.S. commodity futures and options business is also regulated by the National Futures Association, a not-for-profit membership corporation which has been designated as a registered futures association by the CFTC.

The Company does business in the international fixed income and equity markets and undertakes international investment banking activities, principally through its regional headquarters in London and Tokyo.  Holdings’ subsidiary, Lehman Brothers International (Europe) (“LBIE”), is an authorized investment firm in the United Kingdom and is a member of the London, Frankfurt, Paris and Milan exchanges, among others.  The U.K. Financial Services and Markets Act 2000 (the “FSMA”) governs all aspects of the United Kingdom investment business, including regulatory capital, sales and trading practices, use and safekeeping of customer funds and securities, record keeping, margin practices and procedures, approval standards for individuals, periodic reporting and settlement procedures. Pursuant to the FSMA, certain subsidiaries of Holdings are subject to regulations promulgated and administered by the Financial Services Authority.

Holdings’ subsidiary, Lehman Brothers Japan Inc. (“LBJ”), is a licensed securities company in Japan and a member of the Tokyo Stock Exchange Limited, the Osaka Stock Exchange Limited and the Tokyo Financial Futures Exchange and, as such, is regulated by the Financial Services Agency, the Japan Securities Dealers Association and such exchanges.

Lehman Brothers Bank, FSB, the Company’s thrift subsidiary, is regulated by the Office of Thrift Supervision. Lehman Brothers Bankhaus A.G. is regulated by the German Federal Banking Authority.

LBI, LBIE, LBJ and Holdings’ other subsidiaries are also subject to regulation by securities, banking and finance regulatory authorities, securities exchanges and other self-regulatory organizations in numerous other countries in which they do business.

The Company believes that it is in material compliance with applicable regulations.

Capital Requirements

LBI, Lehman Brothers International (Europe), the Tokyo branch of Lehman Brothers Japan Inc., Lehman Brothers Bank, FSB,  and others of Holdings’ subsidiaries are subject to various capital adequacy requirements promulgated by the regulatory, banking and exchange authorities of the countries in which they operate and/or to capital targets established by various ratings agencies. Reference is made to Note 12 of the Notes to Consolidated Financial Statements in the 2002 Annual Report, which is incorporated herein by reference.

Employees

As of November 30, 2002, the Company employed approximately 12,300 persons, including 8,000 in North America and 4,300 internationally. The Company considers its relationship with its employees to be good.

ITEM 2. PROPERTIES

The new 1,000,000 square-foot office tower at 745 Seventh Avenue in New York City, which the Company purchased in 2001, is now fully operational as the Company’s world headquarters.  In September 2002, the Company sold its 1.1 million square foot tenancy-in-common interest in Three World Financial Center (the location of its former world headquarters) in downtown Manhattan.

In addition to its world headquarters building, the Company leases approximately 437,000 square feet of office space at 399 Park Avenue and 56,000 square feet of data center space at another location in New York City, each with a term extending until 2016. Both locations are now fully operational.

The Company also leases approximately 409,000 square feet of office space in Jersey City, New Jersey, with a term extending until 2016.  As of fiscal year end 2002, the Company occupied 153,000 square feet, with the rest sublet to an unaffiliated third party.  The Company expects to occupy the remaining 256,000 square feet by year end 2003.  Lehman Brothers leases approximately 400,000 square feet of additional office space in Jersey City, of which approximately 32,000 square feet have been subleased to a third-party tenant.  This lease expires in 2011.  The Company intends to vacate the latter space as it occupies the remaining space in the other Jersey City building and will seek to sublease the vacated space.

The Company leases and has options to lease a total of approximately 715,000 square feet of space at One World Financial Center (in the same office complex as Three World Financial Center), which it had occupied or had planned to occupy prior to September 11, 2001. The lease terms expire at various dates from December 2015 through 2025, with the exception of a lease for 148,000 square feet, which expires in 2006.  In April 2002, the Company entered into a sublease arrangement with an unaffiliated third party for approximately 85,000 square feet of the space at One World Financial Center, which expires in December 2015.  The remainder of the leased space remains unoccupied, and the Company continues to explore sublease alternatives with respect to this facility.

The Company’s European headquarters in London, England, currently occupy approximately 450,000 square feet of leased office space in the Broadgate complex.  These leases expire at various dates to 2017. Approximately 34,000 square feet have been subleased to an unaffiliated third party.  In March 2001, the Company agreed to lease up to 1,000,000 square feet of space in a new tower at the Canary Wharf development, east of the City of London, with a 30-year term.  The Company expects to relocate to this facility in the fourth quarter of fiscal 2003 and is exploring sublease options for the Broadgate space.

In December 2002 the Company entered into a lease with an initial 2-year term for a new approximately 157,000 square foot Asian headquarters location in the Roppongi Hills area of central Tokyo, Japan.  The Company’s current Asian headquarters occupy approximately 100,000 square feet of leased office space in the ARK Mori Building in central Tokyo.  The ARK Mori lease has been extended to early 2004 to coincide with the Company’s planned relocation to the Roppongi Hills building.

All three of the Company’s business segments (as described herein and in the Consolidated Financial Statements of the Registrant and its subsidiaries) use the facilities described above (or will use them, in the case of facilities to be occupied).

Facilities occupied by the Company (or to be occupied as described above) are believed to be adequate for the purposes for which they are (or are to be) used, and the occupied facilities are well maintained.

Additional information with respect to facilities, certain charges related thereto and lease commitments is set forth in Notes 2 and 3 and under the caption “Lease Commitments” in Note 20 of the Notes to Consolidated Financial Statements in the 2002 Annual Report and is incorporated herein by reference.

ITEM 3. LEGAL PROCEEDINGS

The Company is involved in a number of judicial, regulatory and arbitration proceedings concerning matters arising in connection with the conduct of its business. Such proceedings include actions brought against the Company and others with respect to transactions in which the Company acted as an underwriter or financial advisor, actions arising out of the Company’s activities as a broker or dealer in securities and commodities and actions brought on behalf of various classes of claimants against many securities and commodities firms, including the Company.

Although there can be no assurance as to the ultimate outcome, the Company generally has denied, or believes it has a meritorious defense and will deny, liability in all significant cases pending against it including the matters described below, and it intends to defend vigorously each such case.  Based on information currently available and established reserves, the Company believes that the eventual outcome of the actions against it, including the matters described below, will not, in the aggregate, have a material adverse effect on the consolidated financial position or cash flows of the Company but may be material to the Company’s operating results for any particular period, depending on the level of the Company’s income for such period.

Research Analyst Independence Investigations

On December 20, 2002, LBI reached an agreement in principle with the SEC, the New York State Attorney General’s Office, the New York Stock Exchange (“NYSE”), the NASD and the North American Securities Administrators Association (on behalf of state securities regulators) to resolve their investigations of the Company relating to allegations of research analyst conflicts of interest.  Pursuant to the agreement in principle, LBI agreed, among other things, (i) to pay $50 million in retrospective relief, (ii) to contribute $25 million spread over five years to provide third-party independent research to clients, (iii) to contribute $5 million towards investor education and (iv) to adopt internal structural and operational reforms that will further augment the steps it has already taken to promote research analyst independence.  The agreement in principle will become final upon execution of written agreements acceptable to all of the parties and final judicial approval of the settlement.  In the fourth quarter of fiscal 2002, the Company recorded a pre-tax charge associated with the agreement in principle; for additional information see Note 4 of the Notes to Consolidated Financial Statements in the 2002 Annual Report, which is incorporated herein by reference.

AIA Holding SA et al. v. Lehman Brothers Inc. and Bear Stearns & Co., Inc.

In July 1997, LBI was served with a complaint in the United States District Court for the Southern District of New York (the “New York District Court”) in which 277 named plaintiffs asserted 24 causes of action against LBI and Bear Stearns & Co., Inc. The amount of damages was unspecified. The claims arose from the activities of an individual named Ahmad Daouk, who was employed by an introducing broker which introduced accounts to LBI between 1988 and 1992. Daouk allegedly perpetrated a fraud upon the claimants, who are mostly investors of Middle Eastern origin, and the complaint alleged that LBI breached various contractual and common law duties owed to the investors.  In March 1998, the District Court dismissed without prejudice 18 of the 24 counts pleaded in the complaint. In July 1998, the plaintiffs served a First Amended Complaint containing 18 causes of action against LBI and/or Bear Stearns.  Prior to the date for the trial, in December 2002 all parties agreed to a settlement of all claims.

Actions Regarding Enron Corporation

In April 2002, a Consolidated Complaint for Violation of the Securities Laws was filed in the United States District Court for the Southern District of Texas (the “Texas District Court”) in In re Enron Corporation Securities Litigation (the “Enron Litigation”), alleging claims for violation of Sections 11 and 15 of the Securities Act of 1933 (the “Securities Act”), Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act’), and Rule 10b-5 thereunder, and the Texas Securities Act.  The case is brought purportedly on behalf of purchasers of Enron Corporation’s publicly traded equity and debt securities between October 19, 1998, and November 27, 2001, against Holdings and eight other commercial or investment banks, 38 current or former Enron officers and directors, Enron’s accountants, Arthur Andersen LLP (“Andersen”) (and affiliated entities and partners) and two law firms.  The complaint seeks unspecified compensatory and injunctive relief based on the theory that defendants engaged or participated in manipulative devices to inflate Enron’s reported profits and financial condition, made false or misleading statements and participated in a scheme or course of business to defraud Enron’s shareholders.  On December 20, 2002, the Court granted Holdings’ motion to dismiss as to the Section 10(b)/Rule 10b-5 claim and dismissed that claim as to Holdings.  The other claims against Holdings remain pending.

In May 2002, a complaint was filed in the District Court of Galveston County, Texas, 56th Judicial Circuit, against LBI and Holdings by American National Insurance Company and certain of its affiliates.  The complaint is based on the allegations in the Enron Litigation and asserts that plaintiffs relied on defendants’ allegedly false and misleading statements in purchasing and continuing to hold Enron debt and equities in their LBI accounts.  The complaint alleges violations of the Texas State Securities Act, fraud, breach of fiduciary duty, negligence and professional malpractice, and seeks unspecified compensatory relief and punitive damages. LBI and Holdings removed this case to the Texas District Court, and plaintiffs have filed a motion to remand the case back to state court.

Also in May 2002, a Third Amended Petition was filed in the District Court of Tulsa County, Oklahoma, by Samson Investment Company alleging that Andersen is liable for plaintiffs’ damages, allegedly incurred in connection with certain contracts entered into with Enron.  Plaintiffs allege that Andersen conspired with Enron to misrepresent Enron’s financial condition in its financial statements.  In December 2002, Andersen filed a Third-Party Petition against LBI, Holdings and other commercial and investment banks.  The Third Party Petition seeks contribution from LBI and Holdings in the event Andersen is held liable to plaintiffs and alleges that LBI, Holdings and other third-party defendants were involved in creating and using Enron’s special purpose entities (“SPEs”), engaged in transactions with the SPEs, misrepresented or failed to disclose to Andersen information about the SPEs and issued analysts’ reports that enhanced the public’s perception of Enron’s financial performance and condition.

In August 2002, a complaint was filed in the Court of Common Pleas, Civil Division, Franklin County, Ohio, against Holdings, along with four other commercial or investment banks, among other defendants, by the Public Employees Retirement System of Ohio and three other state employee retirement plans.  The complaint alleges that defendants engaged or participated in manipulative devices to inflate Enron’s reported profits and financial condition, made false or misleading statements and participated in a scheme or course of business to defraud Enron’s shareholders, and that plaintiffs relied on defendants’ false and misleading statements in purchasing and continuing to hold Enron debt and equities in the State’s pension funds.  Against Holdings, the complaint alleges claims for common law fraud and deceit, aiding and abetting common law fraud, conspiracy to commit fraud, negligent misrepresentation and violation of the Texas Securities Act, and seeks unspecified compensatory relief and punitive damages.  This action was removed to federal court, transferred to the Texas District Court and consolidated with the Enron Litigation.

Also in August 2002, Capital Management, L.P., the former general partner of LJM2 Co-Investment, L.P. (“LJM2”), an Enron-related SPE, filed a third-party claim in Delaware Chancery Court alleging that Holdings’ subsidiary LB I Group Inc., an investor in LJM2, together with the other LJM2 limited partners breached the Limited Partnership Agreement by rescinding a capital call.  The case has been removed to federal court and a motion has been made to transfer it to the U.S. Bankruptcy Court in Dallas, Texas, where the LJM2 bankruptcy is proceeding.  A motion to remand the case back to state court is also pending.

In September 2002, the Washington State Investment Board, which is a named plaintiff in the Enron Litigation, filed a new purported class action in the Texas District Court.  This action mirrors the claims in the Enron Litigation, but alleges a class action period of September 9, 1997, to October 18, 1998.  This action is an attempt to expand the class action period in the Enron Litigation based upon the lengthened statute of limitations in the Sarbanes-Oxley Act of 2002.

In October 2002, two actions were filed in Iowa state court (Linn and Polk Counties) against LBI and Holdings, along with several other commercial or investment banks, by AUSA Life Insurance Co., Principal Global Investors, LLC, and certain other purchasers of Enron securities.  The complaints seek rescission and an unspecified amount of compensatory and punitive damages.  The complaints allege that defendants participated in the alleged Enron fraudulent scheme by participating in Enron’s debt offerings, making disguised loans to Enron and participating in transactions involving Enron’s SPEs, which were used to avoid recognizing losses.  Plaintiffs allege that through the performance of these services, defendants gained knowledge of Enron’s inflated values but failed to disclose that information.  The complaints allege violations of the Iowa Securities Act and claims for fraud and deceit and for civil conspiracy.  The Polk County action was removed to federal court but has been remanded to state court.  The Linn County action has been removed to federal court, and plaintiffs have moved to remand it back to state court, while defendants have requested that the action be transferred to the Bankruptcy Court for the Southern District of New York, where the Enron bankruptcy is proceeding.

Also in October 2002, a complaint was filed in Superior Court for Los Angeles County against LBI, Holdings, and other commercial or investment banks by two Oaktree Capital Management investment funds.  The complaint alleges that Enron systematically falsified its financial statements using improper accounting valuations and false hedges that enabled Enron to boost its reported earnings.  Plaintiffs allege that Enron’s bankers, including LBI and Holdings, participated in the fraudulent scheme by obtaining loan proceeds that Enron falsely characterized as prepaid commodity trades, falsely concealing the true financial condition of Enron from rating agencies and institutional investors and creating and using note offerings by Enron’s SPEs to generate new cash for Enron.  The complaint alleges that defendants knew and acted on inside information about Enron’s true financial condition in connection with its offerings of Enron securities, while misrepresenting or omitting material facts to the public.  The complaint makes claims under California state law for trading on inside information, for making false and misleading statements and for unfair competition by material misstatements or omissions in connection with Enron securities offerings.  The complaint seeks compensatory damages, an accounting, restitution and disgorgement of profits.

In December 2002, a Second Amended Petition was filed against Andersen in the District Court of Washington County, Texas, 21st Judicial District, by Jane Bullock and other purchasers of Enron securities making claims for fraud, negligent misrepresentation and civil conspiracy in connection with allegedly materially misleading public statements concerning Enron’s financial condition.  In January 2003, Andersen filed a Third-Party Petition against LBI, Holdings and other commercial or investment banks.  The Third Party Petition seeks assessment of proportionate liability and contribution from LBI and Holdings and the other third-party defendants.  The Third Party Petition alleges that the third-party defendants were involved in creating, structuring, using and managing Enron’s SPEs, misrepresented or failed to disclose information regarding the SPEs, made public statements about Enron, financially assisted Enron, assisted Enron in raising money, invested in the SPEs and engaged in transactions involving Enron’s assets.

First Alliance Mortgage Company Matters

During 1999 and the first quarter of 2000, Lehman Commercial Paper, Inc. (“LCPI”) provided a warehouse line of credit to First Alliance Mortgage Company (“FAMCO”), and LBI underwrote the securitizations of mortgages originated by FAMCO.  Prior to 1999, LCPI had provided a $25 million back-up warehouse line to FAMCO for an 18-month period, and LBI had co-managed four securitizations, one each quarter, both of which engagements ended at the conclusion of the third quarter of 1997.  In March 2000, FAMCO filed for protection from its creditors under Chapter 11 of the United States Bankruptcy Code.  In August 2001, a purported adversary class action (the “Class Action”) was filed in the United States Bankruptcy Court for the Central District of California (the “Bankruptcy Court”), allegedly on behalf of a class of FAMCO borrowers seeking equitable subordination of LPCI’s (among other creditors’) liens and claims in the Bankruptcy Court.  In October 2001, the complaint was amended to add LBI as a defendant and to add claims for aiding and abetting alleged fraudulent lending activities by FAMCO and for unfair competition under the California Business and Professions Code.  In August 2002, a Second Amended Complaint was filed, which added a claim for punitive damages and extended the class period from May 1, 1996, until FAMCO’s bankruptcy filing.  The pending complaint seeks actual and punitive damages, the imposition of a constructive trust on all proceeds paid or being paid by FAMCO to LCPI and LBI, disgorgement of profits, and attorneys’ fees and costs.

In November 2001, the Official Joint Borrowers Committee (the “Committee”) initiated an adversary proceeding, allegedly on behalf of the FAMCO-related debtors, in the Bankruptcy Court by filing a complaint against LCPI, LBI, Holdings and several individual officers and directors of FAMCO and its affiliates.  As to the Lehman Brothers defendants, the Committee asserted bankruptcy claims for avoidance of lien, recovery of property, equitable subordination and disallowance of claim, and also asserted claims for declaratory relief and aiding and abetting breach of fiduciary duty.  In December 2001, the Committee amended its complaint, dropping  Holdings as a defendant and adding claims for equitable indemnification and contribution, which claims have subsequently been dismissed.  In addition to relief under the Bankruptcy Code, the Committee seeks unspecified compensatory damages.

The United States Court for the Central District of California (the “California District Court”) withdrew the reference to the Bankruptcy Court in both of these cases and in February 2002 consolidated them before the California District Court.  In November 2002, the California District Court entered an order defining the class in the Class Action as “all persons who acquired mortgage loans from First Alliance from May 1, 1996 through March 31, 2000, which were used as collateral for First Alliance’s warehouse credit line with Lehman Commercial Paper Inc. or were securitized in transactions underwritten by Lehman Brothers Inc.”

In February 2003, the California District Court issued an Order granting Lehman’s motion for summary judgment on the California Business and Professions Code claims and granting Lehman’s motion for partial summary judgment on the claims prior to 1999 and dismissing those claims. Trial began on February 18, 2003.

Separately, LBI has had discussions with the Florida Attorney General’s office about that office’s investigation of LBI regarding LBI’s role in connection with First Alliance.

Actions Regarding Frank Gruttadauria

LBI discovered in January 2002 that Frank Gruttadauria, the former branch manager of LBI’s Cleveland office, which was acquired in October 2000 from SG Cowen Securities Corporation (‘‘SG Cowen’’) as part of the purchase by LBI of certain accounts and related assets belonging to SG Cowen’s private client group, had apparently been involved in creating false account statements for clients of that office and may have caused unauthorized transfers of funds from client accounts. This conduct allegedly took place for a number of years and began well prior to the acquisition of this office by LBI. Under the terms of the purchase agreement, SG Cowen retained liability for activities arising out of the conduct or operation of the business while owned by SG Cowen.

To date, the following cases have been filed against Lehman Brothers and SG:  eight cases in the United States District Court for the Northern District of Ohio, six cases in the United States District Court for the Northern District of Illinois, one case in the United States District Court for the Southern District of California, and one case in the United States District Court for the Eastern District of Wisconsin.  One of the cases pending in the United States District Court for the Northern District of Illinois has been stayed pending arbitration before the NASD by agreement of the parties.  Six arbitrations have been filed including four before the NYSE, the previously referenced matter before the NASD, and one additional matter before the NASD.  Four of the foregoing matters, the case pending in United States District Court for the Southern District of California, two of the cases pending in the United States District Court for the Northern District of Illinois, and one of the cases filed before the NYSE, have been settled.  Generally speaking, the remaining complaints, amended complaints and statements of claim allege violations of federal securities laws, violations of state and Blue Sky laws, civil conspiracy, and common law claims for fraud, promissory estoppel, negligent and reckless failure to supervise and breach of fiduciary duty.  On the whole, plaintiffs seek compensatory and punitive damages, pre- and post-judgment interest, attorneys’ fees and costs, an accounting, and in some instances, treble damages.  Each case still pending in federal court is or will be subject to a motion to stay pending arbitration based on plaintiffs’ contractual agreement to arbitrate their claims against defendants, and eight of the federal court matters are currently subject to appeals to the United States Court of Appeals as a result of the district courts’ denial of motions to stay pending arbitration.  One of the NYSE arbitrations is scheduled to go to a hearing in May of 2003, and one of the NASD arbitrations is scheduled to go to a hearing in July of 2003.

LBI received and responded to requests for information, documents and/or testimony related to the Gruttadauria matter from the NYSE, the SEC, the Division of Securities of the Department of Commerce of the State of Ohio (“Ohio Securities Division”) and the U.S. House of Representatives Committee on Financial Services, Subcommittee on Oversight and Investigations.  LBI is in discussions with the NYSE, the SEC and the Ohio Securities Division to resolve any regulatory concerns in this matter.

IPO Allocation Cases

LBI was named as a defendant in approximately 192 purported securities class actions that were filed between March and December 2001 in the New York District Court. The actions, which allege improper IPO allocation practices, have been brought by persons who, either directly or in the aftermarket, purchased IPO securities during the period between March 1997 and December 2000. The plaintiffs allege that Lehman and other IPO underwriters required persons receiving allocations of IPO shares to pay excessive commissions on unrelated trades and to purchase shares in the aftermarket at specified escalating prices. The plaintiffs, who seek unspecified compensatory damages, claim that these alleged practices violated various provisions of the federal securities laws, specifically, sections 11, 12(a)(2) and 15 of the Securities Act, section 10(b) of the Exchange Act, Rule 10b-5 thereunder, and section 20(a) of the Exchange Act. The 192 actions in which LBI was named a defendant have been consolidated into 83 cases, each involving a distinct offering. Those 83 consolidated cases, and approximately 240 others in which LBI is not named as a defendant, have been coordinated for pretrial purposes before a single judge.

In January 2002, a separate consolidated class action, entitled In re Initial Public Offering Antitrust Litigation, was filed against LBI, among other underwriters, alleging violations of federal and state antitrust laws. The complaint alleges that the underwriter defendants conspired to require customers who wanted IPO allocations to pay back to the underwriters a percentage of their IPO profits in the form of commissions on unrelated trades, to purchase other, less attractive securities and to buy shares in the aftermarket at predetermined escalating prices. Originally filed as twelve separate class actions in three different courts, the consolidated antitrust action is now pending before a single judge—different from the one hearing the securities cases—in the New York District Court. The antitrust plaintiffs seek unspecified treble damages.

In April 2002, a suit was filed in Delaware Chancery Court by Breakaway Solutions Inc. (“Breakaway”), which names LBI and two other underwriters as defendants.  The complaint purports to be brought on behalf of a class of issuers who issued securities in initial public offerings (“IPOs”) through at least one of the defendants during the period of January 1998 through October 2000 and whose securities increased in value 15% or more above the original price within 30 days after the IPO.  It alleges that defendants underpriced IPO securities and allocated those underpriced securities to certain favored customers in return for alleged arrangements with the customers for increased commissions on other transactions and alleged tie-in arrangements.  The complaint asserts claims for breaches of contract, of the implied covenant of good faith and fair dealing and of fiduciary duty, and for indemnification or contribution and unjust enrichment or restitution.  Breakaway seeks, among other relief, certification of a class, a permanent injunction preventing defendants from engaging in the alleged practices, an accounting of all defendants’ commissions, profits and compensation in connection with the IPOs, declarations requiring defendants to indemnify Breakaway in the pending consolidated IPO securities class actions and determining that Breakaway has no indemnification obligation to defendants in those actions, and compensatory damages.

IPO Fee Litigation

Harold Gillet, et al. v. Goldman Sachs & Co., et al.; Yakov Prager, et al. v. Goldman, Sachs & Co., et al.; David Holzman, et al. v. Goldman, Sachs & Co., et al.  Beginning in November 1998, four purported class actions were filed in the New York District Court against in excess of 25 underwriters of initial public offering (‘‘IPO’’) securities, including LBI. Plaintiffs, alleged purchasers of securities issued in certain IPOs, seek compensatory and injunctive relief for alleged violations of the antitrust laws based on the theory that the defendants fixed and maintained fees for underwriting certain IPO securities at supra-competitive levels. By memorandum and order in February 2001 (the ‘‘Order’’), the New York District Court granted defendants’ motion to dismiss the Consolidated Amended Complaint, concluding that the purchaser plaintiffs lacked standing under the antitrust laws to assert the claims. On appeal, the U.S. Court of Appeals for the Second Circuit reversed and remanded the case to the New York District Court for further proceedings, including potential dismissal of the claims based on additional arguments raised in the motion to dismiss.

In Re Issuer Plaintiff Initial Public Offering Fee Antitrust Litigation.  By order dated April 10, 2001, the New York District Court consolidated four actions pending before the court brought by bankrupt issuers of IPO securities against more than 20 underwriter defendants (including LBI). In July 2001, the plaintiffs filed a consolidated class action complaint seeking unspecified compensatory damages and injunctive relief for alleged violations of the antitrust laws based on the theory that the defendant underwriters fixed and maintained fees for underwriting certain IPO securities at supra-competitive levels. CHS Electronics and MDCM Holdings, two of the four original plaintiffs, subsequently withdrew their claims.

Island Venture Corporation, et al. v. Lehman Brothers Inc. and Lehman Brothers Securities Asia, Ltd.

On February 9, 2001, Island Venture Corporation, Continental Resources Corporation, Recola Investment Corporation, Grand Concord Corporation and Goodwell Industrial Corporation filed a First Amended Complaint in the United States District Court for the District of New Jersey against LBI and Lehman Brothers Securities Asia, Ltd. In July 2001, plaintiffs filed a Second Amended Complaint. The complaint arises in connection with the plaintiffs’ purchase of various promissory notes issued by Indonesian companies in 1997 and upon which the issuers have defaulted. It also asserts claims relating to an alleged unauthorized liquidation for $8.5 million of a $10 million Asia Investment Grade Default Note (‘‘Basket Note’’) issued by Lehman Brothers Holdings PLC. The complaint seeks rescission and damages under various common law theories of mutual mistake, breach of contract, breach of fiduciary duty, negligence, negligent misrepresentation and constructive fraud, as well as asserting claims under Section 10(b) of the Securities Exchange Act. The plaintiffs seek to recover damages of approximately $60 million on all the notes they purchased and the difference between the liquidation price and the face value of the Basket Note plus lost interest payments.

In re Metricom Securities Litigation

In August 2002, a First Amended Consolidated Class Action Complaint for Violation of the Securities Act of 1933 and the Exchange Act of 1934, Corrected Copy, was filed in the United States District Court for the Northern District of California captioned In re Metricom Securities Litigation.  The action is brought on behalf of a purported class of investors who purchased the common stock of Metricom, Inc., during the period from June 21, 1999, to July 2, 2001. Plaintiffs name various officers, directors and selling shareholders of Metricom, along with LBI and the four other co-managing underwriters of an offering of Metricom common stock on February 3, 2000. Prior to the commencement of this action, Metricom filed for protection under the federal bankruptcy code. The February 2000 offering raised approximately $500 million.  Against the underwriters, plaintiffs allege violations of Sections 11 and 12(2) of the Securities Act and of Section 10(b) of the Exchange Act. The complaint alleges that the prospectus and registration statement for the offering failed to disclose material facts concerning, among other things, Metricom’s flawed business plan and marketing strategy. The complaint seeks class action status, damages and ‘‘statutory compensation,” and attorneys’ fees and other costs.

WorldCom Bondholders Litigation

LBI and other underwriters of WorldCom, Inc., bonds issued in several offerings in each of 1997, 1998, 2000 and 2001 have been named as defendants in certain lawsuits alleging that the offering materials were false and misleading.  LBI underwrote $915 million principal amount of bonds in the 1998 offerings and $375 million principal amount of bonds in the 2000 offerings.  (LBI did not participate in the 1997 and 2001 offerings.)  With respect to LBI, a purported class action was filed in July 2002 in the New York District Court.  On October 11, 2002, the complaint was superceded by the filing of a consolidated putative class action complaint in the New York District Court, entitled In re WorldCom, Inc. Securities Litigation.  This action alleges violations by the underwriters of the federal securities law, including Sections 11 and 12 of the Securities Act, in connection with May 2000 and May 2001 bond offerings, and is brought on behalf of purchasers and acquirers of bonds issued in or traceable to these offerings.  In addition to the above purported class action, a number of individual actions have been filed in connection with some or all of these WorldCom bond offerings.

A lawsuit was filed in October 2002 in the Supreme Court of the State of New York, New York County, by municipal pension funds that allegedly purchased WorldCom common stock and $383 million principal amount of WorldCom notes, an unspecified amount of which are alleged to be traceable to the 2000 public offerings.  The complaint alleges violations of Section 11 of the Securities Act, along with common law claims, against LBI and

Holdings.  Plaintiffs seek, among other things, unspecified compensatory and punitive damages.

A suit was filed in November 2002 in the Washington Superior Court, Kings County, by a state pension fund that allegedly purchased approximately $162 million principal amount of WorldCom notes issued in the 1998, 2000 and 2001 public offerings. The complaint alleges violations of Section 11 of the Securities Act by LBI and Holdings.  Plaintiff seeks unspecified compensatory damages, among other things.

Three other lawsuits were filed in November 2002 and January 2003 in the Superior Court of California, Los Angeles County, by county, municipal and private pension and retirement funds that allegedly purchased, respectively, approximately $157 million, $102 million and $135 million principal amount of WorldCom notes issued in the 1998, 2000 and 2001 public offerings and a December 2000 private offering.  The complaints allege violations of Section 11 of the Securities Act by LBI and Holdings.  Plaintiffs seek rescission or unspecified compensatory damages, among other things.

Two suits were filed in December 2002 in the Wisconsin Circuit Court, Dane County, and in the State of Minnesota District Court, Second Judicial District, by state and municipal pension funds, which allegedly purchased a total of approximately $133 million and $161 million, respectively, of WorldCom notes issued in the 1998, 2000 and 2001 public offerings. The complaint alleges violations of Section 11 of the Securities Act by LBI and Holdings.  Plaintiffs seek rescission or unspecified compensatory damages, among other things.

A lawsuit was filed in January 2003 in the Chancery Court of Davidson County in Tennessee on behalf of the Tennessee Consolidated Retirement System, which allegedly purchased $60 million principal amount of WorldCom notes issued in the 1998 and 2000 offerings (as well as $102 million in the 2001 offerings in which Lehman did not participate).  The complaint alleges violations of Section 11 of the Securities Act against LBI and Holdings and seeks unspecified compensatory damages, among other things.

In addition, actions have been filed in federal court in Mississippi by a bank and trust company and in state courts in Ohio and Montana by a state or union pension funds; each, insofar as LBI is concerned, allege violations of disclosure requirements and assert damages of less than $15 million.

Each of these individual actions, with the exception of the actions filed in January 2003, has been removed to federal court and each has been, or is expected to be, transferred by the Judicial Panel on Multidistrict Litigation to the New York District Court for consolidated pre-trial proceedings with the class action pending in the New York District Court.  A motion to remand these actions to state court is pending.

Most of these actions also name as defendants certain of WorldCom’s present or former officers and/or directors and/or WorldCom’s outside accounting firm.  On July 21, 2002, WorldCom, Inc. filed for protection under the U.S. bankruptcy laws.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The approximate number of holders of record of the Registrant’s Common Stock was 22,700 at February 14, 2003. Information concerning the market for the Registrant’s common equity, dividends and related stockholder matters is set forth under the captions “Selected Financial Data” and “Other Stockholder Information” in the 2002 Annual Report, and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

The information under the captions “Selected Financial Data” and “Management’s Discussion and Analysis—Certain Factors Affecting Results of Operations” contained in the 2002 Annual Report and the information under “Item 1—Business—Forward-Looking Statements” in this Report is incorporated herein by reference.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations is set forth under the caption “Management’s Discussion and Analysis” in the 2002 Annual Report. Such information is incorporated herein by reference and should be read in conjunction with the Consolidated Financial Statements and the Notes thereto contained in the 2002 Annual Report.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information under the caption “Management’s Discussion and Analysis—Risk Management” in the 2002 Annual Report is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of the Registrant and its Subsidiaries together with the Notes thereto and the Report of Independent Auditors thereon required by this Item are contained in the 2002 Annual Report and are incorporated herein by reference.   Condensed unconsolidated financial information of Holdings and notes thereto are set forth in Schedule I beginning on Page F-2 of this Report and are incorporated herein by reference.

ITEM 9.               CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to Directors of the Registrant is set forth under the captions “Nominees for Election as Class III Directors to Serve until the 2006 Annual Meeting of Stockholders,” “Class I Directors Whose Terms Continue until the 2005 Annual Meeting of Stockholders” and “Class II Directors Whose Terms Continue until the 2004 Annual Meeting of Stockholders” in the Proxy Statement, and information relating to Executive Officers of the Registrant is set forth under the caption “Executive Officers of the Company” in the Proxy Statement, and is incorporated herein by reference.

ITEM 11.   EXECUTIVE COMPENSATION

Information relating to executive compensation is set forth under the captions “Compensation of Directors”, “Compensation and Benefits Committee Interlocks and Insider Participation,” “Compensation of Executive Officers,” “Pension Benefits” and “Employment Contracts, Termination of Employment and Change in Control Arrangements” in the Proxy Statement and is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information relating to security ownership of certain beneficial owners and management is set forth under the captions “Security Ownership of Principal Stockholders” and “Security Ownership of Directors and Executive Officers” in the Proxy Statement and is incorporated herein by reference.   Information relating to securities of the Registrant authorized for issuance under equity compensation plans is set forth under the caption “Equity Compensation Plan Information” in the Proxy Statement and is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information relating to certain relationships and related transactions is set forth under the captions “Certain Transactions and Agreements with Directors and Executive Officers” and “Certain Transactions and Agreements with American Express and Subsidiaries” in the Proxy Statement and is incorporated herein by reference.

ITEM 14.   CONTROLS AND PROCEDURES

The Chairman and Chief Executive Officer and the Chief Financial Officer of Holdings (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of a date within 90 days prior to the date of the filing of this Report, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by Holdings in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by Holdings in such reports is accumulated and communicated to the Company’s management, including the Chairman and Chief Executive Officer and the Chief Financial Officer of Holdings, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	1.	Financial Statements:

The Financial Statements and the Notes thereto and the Report of Independent Auditors thereon incorporated by reference herein and filed as an exhibit hereto are listed on page F-1 hereof by reference to the corresponding page numbers in the 2002 Annual Report.

	2.	Financial Statement Schedules:

		The financial statement schedule and the notes thereto filed as a part hereof are listed on page F-1 hereof.

	3.	Exhibits:

Exhibit No.

3.01

Restated Certificate of Incorporation of the Registrant dated May 27, 1994 (incorporated by reference to Exhibit 3.1 to the Registrant’s Transition Report on Form 10-K for the eleven months ended November 30, 1994)

3.02

Certificate of Designations with respect to the Registrant’s 5.94% Cumulative Preferred Stock, Series C (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 13, 1998)

3.03

Certificate of Designations with respect to the Registrant’s 5.67% Cumulative Preferred Stock, Series D (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 23, 1998)

3.04

Certificate of Designations with respect to the Registrant’s Fixed/Adjustable Rate Cumulative Preferred Stock, Series E (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 30, 2000)

3.05

Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, dated April 9, 2001 (incorporated by reference to Exhibit 3.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2001)

3.06*	By-Laws of the Registrant, amended as of October 22, 2002
4.01

Standard multiple series indenture provisions with respect to the senior and subordinated debt securities (incorporated by reference to Exhibit 4(a) to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-3 (Reg. No. 33-16141))

4.02

Indenture with respect to senior debt securities (incorporated by reference to Exhibit 4(b) to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-3 (Reg. No. 33-16141))

4.03	First Supplemental Indenture with respect to senior debt securities (incorporated by reference to Exhibit 4(m) to the Registrant’s Registration Statement on Form S-3 (Reg. No. 33-25797))
4.04	Second Supplemental Indenture with respect to senior debt securities (incorporated by reference to Exhibit 4(e) to the Registrant’s Registration Statement on Form S-3 (Reg. No. 33-49062))
4.05	Third Supplemental Indenture with respect to senior debt securities (incorporated by reference to Exhibit 4(f) to the Registrant’s Registration Statement on Form S-3 (Reg. No. 33-46146))
4.06

Fourth Supplemental Indenture with respect to senior debt securities (incorporated by reference to Exhibit 4(f) to Registrant’s Registration Statement on Form 8-A filed with the SEC on October 7, 1993)

4.07

Fifth Supplemental Indenture with respect to the senior debt securities (incorporated by reference to Exhibit 4(h) to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-3 (Reg. No. 33-56615))

4.08	Sixth Supplemental Indenture with respect to the senior debt securities (incorporated by reference to Exhibit 4(h) to the Registrant’s Registration Statement on Form S-3 (No. 333-38227))
4.09

The other instruments defining the rights of holders of the long-term debt securities of the Registrant and its subsidiaries are omitted pursuant to section (b)(4)(iii)(A) of Item 601 of Regulation S-K. The Registrant hereby agrees to furnish copies of these instruments to the Securities and Exchange Commission upon request.

10.01

Tax Allocation Agreement between Shearson Lehman Brothers Holdings Inc. and American Express Company (incorporated by reference to Exhibit 10.2 to the Registrant’s Transition Report on Form 10-K for the eleven months ended November 30, 1994)

10.02 †	Lehman Brothers Inc. Executive and Select Employees Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 33-12976))
10.03 †

Lehman Brothers Holdings Inc. Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 33-12976))

10.04

Amended and Restated Agreements of Limited Partnership of Shearson Lehman Hutton Capital Partners II (incorporated by reference to Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1988)

10.05*†	Lehman Brothers Holdings Inc. 1994 Management Ownership Plan, as amended through November 19, 2002 (including amendments to Section 5.1)
10.06*†	Lehman Brothers Holdings Inc. 1996 Management Ownership Plan, as amended through November 19, 2002 (including amendments to Sections 6(c) and 15)
10.07*†	Lehman Brothers Holdings Inc. Short-Term Executive Compensation Plan, as amended through February 19, 2003 (including amendments to Sections 1, 3, 4(c) and 6(h))
10.08*†	Amended and Restated Lehman Brothers Holdings Inc. Employee Incentive Plan, as amended through February 19, 2003 (including amendments to Sections 4, 6(b), 6(c) and 17 and to Exhibit A)
10.09*†	Lehman Brothers Holdings Inc. Cash Award Plan, as amended (including amendments to Sections 1.1, 1.2 and 2.2)
10.10

Amended and Restated Agreement of Limited Partnership of Lehman Brothers Capital Partners III, L.P. (incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 30, 1995)

10.11

Agreement of Limited Partnership of Lehman Brothers Capital Partners IV, L.P. (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 30, 1997)

10.12	A description of the Lehman Brothers Supplemental Retirement Plan is contained under the caption “Pension Benefits” in the Proxy Statement and is incorporated herein by reference.
10.13

Purchase and Sale Agreement dated as of October 19, 2001, between MSDW 745, LLC, as seller, and LB 745 LLC, as purchaser (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 30, 2001)

10.14

Amendment to Purchase and Sale Agreement dated as of the October 19, 2001, between MSDW 745, LLC, as seller, and LB 745 LLC, as purchaser (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 30, 2001)

10.15

JV Option Agreement dated November 19, 1998, between Rock-Forty-Ninth LLC and LB 745 LLC (as assignee of MSDW 745, LLC) (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 30, 2001)

12.01*	Computations in support of ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred stock dividends
13.01*

The following portions of the Company’s 2002 Annual Report to Stockholders, which are incorporated by reference herein: “Management’s Discussion and Analysis,” “Report of Independent Auditors,” “Consolidated Financial Statements,” “Notes to Consolidated Financial Statements” and “Selected Financial Data” on  pages 33 — 98; and “Other Stockholder Information” on page 100.

21.01*	List of the Registrant’s Subsidiaries
23.01*	Consent of Ernst & Young LLP
24.01*	Powers of Attorney
99.01*	Statement of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.02*	Statement of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*      Filed herewith

†                  Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c)

(b)         The following Current Reports on Form 8-K were filed during the Registrant’s 2002 fourth fiscal quarter ended November 30, 2002:

1.               Form 8-K dated September 24, 2002, Items 5 and 7

Financial Statements:

Exhibit 99.2                                Consolidated Statement of Income (Three Months Ended August 31, 2002)
(Preliminary and Unaudited)

Exhibit 99.3                                Consolidated Statement of Income (Nine Months Ended August 31, 2002)
(Preliminary and Unaudited)

Exhibit 99.4                                Segment Net Revenue Information (Three and Nine Months Ended
August 31, 2002)  (Preliminary and Unaudited)

Exhibit 99.5                                Selected Statistical Information (Preliminary and Unaudited)

2.               Form 8-K dated September 27, 2002, Item 7.

3.               Form 8-K dated October 2, 2002, Item 7.

4.               Form 8-K dated October 18, 2002, Item 7.

5.               Form 8-K dated November 13, 2002, Item 7.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lehman Brothers Holdings Inc. (Registrant)

February 28, 2003	By:	/s/ David Goldfarb
David Goldfarb
Chief Financial Officer and Executive Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard S. Fuld, Jr.	Chief Executive Officer and	February 28, 2003
Richard S. Fuld, Jr.	Chairman of the Board of Directors (principal executive officer)

/s/ David Goldfarb	Chief Financial Officer and	February 28, 2003
David Goldfarb	Executive Vice President (principal financial and accounting officer)

/s/ Michael L. Ainslie	Director	February 28, 2003
Michael L. Ainslie

/s/ John F. Akers	Director	February 28, 2003
John F. Akers

/s/ Roger S. Berlind	Director	February 28, 2003
Roger S. Berlind

/s/ Thomas H. Cruikshank	Director	February 28, 2003
Thomas H. Cruikshank

/s/ Henry Kaufman	Director	February 28, 2003
Henry Kaufman

/s/ John D. Macomber	Director	February 28, 2003
John D. Macomber

/s/ Dina Merrill	Director	February 28, 2003
Dina Merrill

CERTIFICATIONS

I, Richard S. Fuld, Jr., certify that:

1.               I have reviewed this annual report on Form 10-K of Lehman Brothers Holdings Inc.;

2.             Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.             Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.             The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)            designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)           evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)            presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)           any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	February 28, 2003

/s/ Richard S. Fuld, Jr.
Richard S. Fuld, Jr.
Chairman and Chief Executive Officer

I, David Goldfarb, certify that:

1.               I have reviewed this annual report on Form 10-K of Lehman Brothers Holdings Inc.;

2.             Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.             Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.             The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)            designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)           evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)            presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)           any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	February 28, 2003

/s/ David Goldfarb
David Goldfarb
Chief Financial Officer and Executive VicePresident

LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

	Page
	Form 10-K	Annual Report
Financial Statements

Report of Independent Auditors		60

Consolidated Statement of Income for the Twelve Months Ended November 30, 2002, 2001, and 2000		61

Consolidated Statement of Financial Condition at November 30, 2002 and 2001		62-63

Consolidated Statement of Changes in Stockholders’ Equity for the Twelve Months Ended November 30, 2002, 2001, and 2000		64-65

Consolidated Statement of Cash Flows for the Twelve Months Ended November 30, 2002, 2001 and 2000		66

Notes to Consolidated Financial Statements		67-97

Financial Statement Schedule

Schedule I-Condensed Financial Information of Registrant	F-2

Schedule I

LEHMAN BROTHERS HOLDINGS INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Statement of Operations

(Parent Company Only)

(In millions)

	Twelve Months Ended November 30
	2002	2001	2000
Revenues
Interest and dividends	$2,137	$4,162	$2,667
Principal transactions and other	(34)	404	247
Total revenues	2,103	4,566	2,914
Interest expense	2,476	4,364	2,813
Net revenues	(373)	202	101
Equity in net income of subsidiaries	1,229	1,218	1,894
Non-interest expenses	188	29	455
September 11th related (recoveries)/expenses, net	(108)	76	—
Other real estate reconfiguration charge	2	—	—
Income before taxes	774	1,315	1,540
Provision/(benefit) for income taxes	(201)	60	(235)
Net income	$975	$1,255	$1,775
Net income applicable to common stock	$906	$1,161	$1,679

See notes to condensed financial information of Registrant.

Schedule I

LEHMAN BROTHERS HOLDINGS INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Balance Sheet

(Parent Company Only)

(In millions, except for per share data)

	November 30
	2002	2001
ASSETS
Cash and cash equivalents	$1,980	$566
Securities and other financial instruments owned (includes $4,218 in 2002 and $7,057 in 2001 pledged as collateral)	8,865	11,296
Securities purchased under agreements to resell	9,326	5,899
Equity in net assets of subsidiaries	8,029	7,737
Receivables and accrued interest	1,024	494
Due from subsidiaries	30,566	36,908
Other assets	2,934	1,802
Total assets	$62,724	$64,702

LIABILITIES AND STOCKHOLDERS’ EQUITY
Commercial paper and short-term debt	$1,567	$1,858
Securities and other financial instruments sold but not yet purchased	416	984
Securities sold under agreements to repurchase	11,111	9,611
Other secured financing	1,163	1,200
Accrued liabilities, due to subsidiaries and other payables	8,841	11,676
Senior notes	29,952	29,982
Subordinated indebtedness	732	932
Total liabilities	53,782	56,243
Commitments and Contingencies
Stockholders’ equity:
Preferred stock	700	700
Common stock, $0.10 par value; Shares authorized: 600,000,000 in 2002 and 2001; Shares issued: 258,791,416 in 2002 and 256,178,907 in 2001; Shares outstanding: 231,131,043 in 2002 and 237,534,091 in 2001	25	25
Additional paid-in capital	3,628	3,562
Accumulated other comprehensive income (net of tax)	(13)	(10)
Retained earnings	5,608	4,798
Other stockholders’ equity, net	949	746
Common stock in treasury, at cost: 27,660,373 shares in 2002 and 18,644,816 shares in 2001	(1,955)	(1,362)
Total stockholders’ equity	8,942	8,459
Total liabilities and stockholders’ equity	$62,724	$64,702

See notes to condensed financial information of Registrant.

Schedule I

LEHMAN BROTHERS HOLDINGS INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Statement of Cash Flows

(Parent Company Only)

(In millions)

	Twelve Months Ended November 30
	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$975	$1,255	$1,775
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in net income of subsidiaries	(1,229)	(1,628)	(1,894)
Tax benefit from issuance of stock based awards	347	549	373
Amortization of deferred stock compensation	570	544	520
September 11th related (recoveries)/expenses	(108)	127	—
Other adjustments	167	103	(104)
Net change in:
Securities and other financial instruments owned	3,413	(2,998)	278
Accounts receivable and accrued interest, due from subsidiaries and other assets	4,925	(12,627)	2,734
Securities and other financial instruments sold but not yet purchased	(568)	740	24
Accrued liabilities, due to subsidiaries and other payables	(2,760)	2,677	664
Net cash provided by (used in) operating activities	5,732	(11,258)	4,370
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of senior notes	5,592	6,794	10,020
Principal payments of senior notes	(6,666)	(5,163)	(6,629)
Principal repayments of subordinated indebtedness	(200)	—	—
Payments for commercial paper and short-term debt, net	(291)	(2,310)	81
Resale agreements net of repurchase agreements	(1,926)	12,959	(8,456)
Payments for repurchase of preferred stock	—	(100)	(88)
Payments for treasury stock purchases, net	(1,303)	(1,676)	(1,203)
Dividends paid	(165)	(163)	(149)
Issuances of common stock under employee award programs	61	54	99
Issuances of preferred stock	—	—	250
Net cash provided by (used in) financing activities	(4,898)	10,395	(6,075)
CASH FLOWS FROM INVESTING ACTIVITIES
Dividends received	1,085	1,252	634
Purchases of property, equipment and leasehold improvements, net	(424)	(103)	—
Return of capital from subsidiaries	302	—	244
Capital contributions to subsidiaries	(383)	(170)	(204)
Net cash provided by (used in) investing activities	580	979	674
Net change in cash and cash equivalents	1,414	116	(1,031)
Cash and cash equivalents, beginning of period	566	450	1,481
Cash and cash equivalents, end of period	$1,980	$566	$450

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (in millions)

Interest paid totaled $2,444 in 2002, $3,138 in 2001 and $2,151 in 2000. Income taxes received totaled $233 in 2002, $481 in 2001 and $418 in 2000.

NON-CASH INVESTING AND FINANCING ACTIVITIES IN 2000 (in millions)
Assets assumed from affiliate	$8,185
Liabilities assumed from affiliate	$8,836

See notes to condensed financial information of Registrant.

Schedule I

LEHMAN BROTHERS HOLDINGS INC.

NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(Parent Company Only)

Note 1.  Basis of Presentation

The condensed financial statements of Lehman Brothers Holdings Inc. (“Holdings”) should be read in conjunction with the consolidated financial statements of Lehman Brothers Holdings Inc. and subsidiaries (collectively, the “Company”) and the notes thereto.

Certain prior period amounts reflect reclassifications to conform to the current period’s presentation.

Note 2.  September 11 Related (Recoveries)/Expenses, Net

As a result of the September 11, 2001 terrorist attack, Holdings’ leased facilities in the World Trade Center (“WTC”) were destroyed and its leased and owned facilities in the World Financial Center (“WFC”) complex (including the 3 World Financial Center building owned jointly with American Express) were significantly damaged.  All employees and operations in the downtown New York area were displaced.  Key business activities and necessary support functions were quickly relocated to back-up facilities in New Jersey and to various other temporary sites.

Holdings had insurance in place to cover the losses resulting from the terrorist attack, including a policy covering damage to the core and shell of the 3 WFC building and a separate policy covering the property damage at the WTC and WFC facilities, losses resulting from business interruption and extra expenses associated with the Company’s relocation to, and occupancy of, the temporary facilities.

During the fourth quarter of 2002, Holdings settled its insurance claim for $700 million, the policy limit, with its insurance carriers.  This resulted in the recording of a net pre-tax recovery of $108 million ($60 million after-tax) in the fourth quarter of 2002.  The net gain of $108 million in fiscal 2002 included insurance recoveries of approximately $166 million, costs associated with exiting certain of Holdings’ New York area facilities of $37 million, and $21 million of other costs resulting from the events of September 11th  (primarily technology restoration and other costs associated with unusable facilities).  Insurance recoveries recorded in 2002 represent Holdings’ settlement of $700 million offset by Holdings’ insurance recoveries previously recognized during 2001 ($120 million), and insurance recoveries allocated to affiliates of Holdings of approximately $240 million during 2001 and $174 million during 2002.

During the fourth quarter of 2001, Holdings purchased a new building in midtown Manhattan located at 745 7th Avenue and entered into long-term leases in Jersey City, New Jersey and midtown Manhattan, as uncertainties continued to persist associated with the Company’s ability to utilize its previous downtown headquarters at 3 World Financial Center.  During the fourth quarter of 2002, after further consideration of maintaining real estate in both downtown and midtown New York City locations, Holdings decided to completely exit its downtown area facilities and dispose of certain other excess New York City area space acquired as a result of the events of September 11th, resulting in a charge of approximately $37 million.

During 2001, Holdings’ recognized a pre-tax charge of $76 million ($42 million after-tax) associated with the net losses stemming from the events of September 11, 2001.  The losses and costs include the write-off of property damaged, destroyed or abandoned at the Company’s downtown facilities (approximately $127 million), compensation paid to employees in lieu of utilizing external consultants for business recovery efforts and to employees for the time they were idled (approximately $39 million), and other costs associated with redeployment of the Company’s workforce to the temporary facilities (approximately $30 million).  The losses and costs were offset by estimated insurance recoveries of $120 million in 2001.  The insurance recovery recorded through November 30, 2001 was limited to the net historical book value of assets believed damaged, destroyed or abandoned and the out-of-pocket costs for certain extra expenses incurred during the period.

Note 3.  Long-Term Debt

	U.S. Dollar		Non-U.S. Dollar		November 30
(in millions)	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	2002	2001
Senior Notes
Maturing in Fiscal 2002	$—	$—	$—	$—	$—	$5,791
Maturing in Fiscal 2003	2,213	2,863	603	510	6,189	5,643
Maturing in Fiscal 2004	1,579	2,979	1,160	797	6,515	4,365
Maturing in Fiscal 2005	2,137	588	176	941	3,842	3,556
Maturing in Fiscal 2006	3,056	44	545	437	4,082	3,817
Maturing in Fiscal 2007	1,567	177	660	403	2,807	2,126
December 1, 2007 and thereafter	5,928	98	52	439	6,517	4,684
Senior Notes	16,480	6,749	3,196	3,527	29,952	29,982
Subordinated Indebtedness
December 1, 2007 and thereafter	732	—	—	—	732	932
Long-Term Debt	$17,212	$6,749	$3,196	$3,527	$30,684	$30,914

Of Holdings’ long-term debt outstanding as of November 30, 2002, $636 million is repayable prior to maturity at the option of the holder, at par value. These obligations are reflected in the above table at their put dates, which range from fiscal 2003 to fiscal 2004, rather than at their contractual maturities, which range from fiscal 2004 to fiscal 2022. In addition, $1,384 million of Holdings long-term debt is redeemable prior to maturity at the option of the Company under various terms and conditions. These obligations are reflected in the above table at their contractual maturity dates.

As of November 30, 2002, Holdings’ U.S. dollar debt portfolio included approximately $682 million of debt for which the interest rates and/or redemption values have been linked to various indices including industry baskets of stocks or commodities. Generally, such rates are issued as floating rate notes or the interest rates on such index notes are effectively converted to floating rates based primarily on LIBOR through the use of interest rate and currency swaps.

At November 30, 2002 and 2001, Subordinated Indebtedness includes $710 million, which has been classified as “Preferred Securities subject to Mandatory Redemption” on the Company’s Consolidated Statement of Financial Condition.

End User Derivative Activities

Holdings utilizes interest rate swaps as an end user to modify the interest rate characteristics of its long-term debt portfolio and certain secured financing activities.  Effective 2001, Holdings adopted SFAS No. 133, and as such all end user derivatives are recorded at fair value on the balance sheet (see Note 1 of the Company’s consolidated financial statements for more information).  Holdings adjusted the carrying value of a substantial portion of the fixed rate debt to a modified mark-to-market value in accordance with SFAS No. 133, as the debt was designated as the hedged item in a fair value hedge.

At November 30, 2002 and November 30, 2001, the notional values of Holdings’ interest rate and currency swaps related to its long-term debt obligations were approximately $37.7 billion and $25.9 billion, respectively. In terms of notional amounts outstanding, these derivative products mature as follows:

	Fair Value Hedge			Other(2)		November 30
(in millions)	U.S. Dollar	Non-U.S. Dollar	Cross- Currency	U.S. Dollar	Non-U.S. Dollar	2002	2001
Maturing in Fiscal 2002	$—	$—	$—	$—	$—	$—	$3,313
Maturing in Fiscal 2003	2,163	602	123	3,577	733	7,198	3,895
Maturing in Fiscal 2004	1,497	752	549	3,896	932	7,626	4,113
Maturing in Fiscal 2005	1,950	151	812	2,450	253	5,616	3,007
Maturing in Fiscal 2006	2,834	525	561	1,713	538	6,171	4,100
Maturing in Fiscal 2007	1,369	740	524	899	838	4,370	2,476
December 1, 2007 and thereafter	5,018	36	345	922	421	6,742	5,043
Total	$14,831	$2,806	$2,914	$13,457	$3,715	$37,723	$25,947

Weighted-average rate(1)
Receive rate	7.11%	4.65%	3.88%	1.97%	3.15%	4.46%	5.93%
Pay rate	2.43%	3.62%	2.46%	1.69%	3.46%	2.36%	3.03%

(1)   Weighted–average interest rates were calculated utilizing non-U.S. dollar interest rates, where applicable.

(2)   Other derivatives include basis swaps and hedges of embedded derivatives.

Holdings’ end user derivative activities resulted in the following changes to the mix of fixed and floating rate debt and effective weighted–average rates of interest:

	November 30, 2002
	Long-Term Debt		Weighted-Average(1)
	Before End User Activities	After End User Activities	Contractual Interest Rate	Effective Rate After End User Activities
USD Obligations
Fixed Rate	$17,212	$1,213
Floating Rate	6,749	25,732
Total USD	23,961	26,945	5.41%	2.36%
Non-USD Obligations	6,723	3,739
Total	$30,684	$30,684	5.03%	2.45%

	November 30, 2001
	Long-Term Debt		Weighted-Average(1)
	Before End User Activities	After End User Activities	Contractual Interest Rate	Effective Rate After End User Activities
USD Obligations
Fixed Rate	$17,738	$1,158
Floating Rate	6,987	26,950
Total USD	24,725	28,108	5.71%	2.94%
Non-USD Obligations	6,189	2,806
Total	$30,914	$30,914	5.39%	2.96%

(1)       Weighted–average interest rates were calculated utilizing non-US dollar interest rates, where applicable.

Note 4.  Securities Pledged as Collateral

Holdings enters into secured borrowing and lending transactions to finance trading inventory positions, obtain securities for settlement, and meet customers’ needs.  Holdings primarily receives collateral in connection with resale agreements.  Holdings is generally permitted to sell or repledge these securities held as collateral and use the securities to secure repurchase agreements or deliver to counterparties to cover short positions.   Holdings carries secured financing  agreements for financial reporting purposes on a net basis when permitted under the provisions of Financial Accounting Standards Board No. 41 (“FIN 41”).  At November 30, 2002 and 2001, the fair value of securities received as collateral and securities owned that have not been sold, repledged or otherwise encumbered totaled approximately $4.5 billion and $2.1 billion, respectively.  At November 30, 2002 and 2002, the gross fair value of securities received as collateral where Holdings was permitted to sell or repledge the securities was approximately $11.0 billion and $6.1 billion, respectively.  Of this collateral, approximately $8.5 billion and $4.0 billion at November 30, 2002 and 2001, respectively, has been sold or repledged, generally as collateral under repurchase agreements or to cover securities and other financial instruments sold but not yet purchased.

Holdings also pledges its own assets, principally to collateralize certain financing arrangements.  These pledged securities, where the counterparty has the right,  by contract or custom, to rehypothecate the financial instruments are disclosed as Securities and other financial instruments owned (pledged as collateral), on Holdings’ Balance Sheet as required by Statement of Financial Accounting Standards (SFAS) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of SFAS No. 125.”

In addition, the carrying value of securities and other financial instruments owned that have been pledged to counterparties where those counterparties do not have the right to sell or repledge were approximately $1.0 billion and $1.7 billion at November 30, 2002 and 2001, respectively.

Note 5.  Financial Instruments

Securities and other financial instruments owned and Securities and other financial instruments sold are recorded at fair value and were comprised of the following:

(in millions)	November 30, 2002	November 30, 2001
Mortgages and mortgaged-backed	$5,718	$8,355
Derivatives and other contractual agreements	1,691	1,722
Corporate debt and other	1,456	1,219

Total	$8,865	$11,296

Note 6.  Commitments and Contingencies

Holdings has guaranteed certain of its subsidiaries unsecured lines of credit and other contractual obligations.

Note 7.  Related Party Transactions

In the normal course of business, Holdings engages in various securities trading and financing activities with many of its subsidiaries (the “Related Parties”).  Various charges, such as compensation and benefits, occupancy, administration and computer processing are allocated between the Related Parties, based upon specific identification and other allocation methods.

In addition, Holdings and subsidiaries of Holdings raise money through short- and long-term funding in capital markets, which is used to fund the operations of certain of the Company’s wholly owned subsidiaries.  Advances from Holdings to affiliates were approximately $30.6 billion and $36.9 billion at November 30, 2002 and 2001, respectively.  In addition, Holdings had advances from subsidiaries aggregating $7.5 billion and $10.7 billion at November 30, 2002 and 2001, respectively.

At November 30, 2002, Holdings had $9.0 billion of securities purchased under agreements to resell and $10.0 billion of securities sold under agreements to repurchase with Related Parties.

Holdings believes that amounts arising through related party transactions, including those allocated expenses referred to above, are reasonable and approximate the amounts that would have been recorded if Holdings operated as an unaffiliated entity.

Dividends and capital distributions declared to Holdings by its subsidiaries and affiliates were $1,085 million in 2002, $1,252 million in 2001 and $878 million in 2000.

Certain covenants contained in various debt agreements may restrict Holdings’ ability to withdraw capital from its regulated subsidiaries, which in turn could limit its ability to pay dividends to shareholders.  At November 30, 2002, approximately $5.4 billion of net assets of subsidiaries were restricted as to the payment of dividends to Holdings.

EXHIBIT INDEX

Exhibit No.	Exhibit

3.06	By-Laws of the Registrant, amended as of October 22, 2002

10.05	Lehman Brothers Holdings Inc. 1994 Management Ownership Plan, as amended through November 19, 2002 (including amendments to Section 5.1)

10.06	Lehman Brothers Holdings Inc. 1996 Management Ownership Plan, as amended through November 19, 2002 (including amendments to Sections 6(c) and 15)

10.07	Lehman Brothers Holdings Inc. Short-Term Executive Compensation Plan, as amended through February 19, 2003 (including amendments to Sections 1, 3, 4(c) and 6(h))

10.08	Amended and Restated Lehman Brothers Holdings Inc. Employee Incentive Plan, as amended through February 19, 2003 (including amendments to Sections 4, 6(b), 6(c) and 17 and to Exhibit A)

10.09	Lehman Brothers Holdings Inc. Cash Award Plan, as amended (including amendments to Sections 1.1, 1.2 and 2.2)

12.01	Computations in support of ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred stock dividends

13.01

The following portions of the Company’s 2002 Annual Report to Stockholders, which are incorporated by reference herein: “Management’s Discussion and Analysis,” “Report of Independent Auditors,” “Consolidated Financial Statements,” “Notes to Consolidated Financial Statements” and “Selected Financial Data” on  pages 33 — 98; and “Other Stockholder Information” on page 100.

21.01	List of the Registrant’s Subsidiaries

23.01	Consent of Ernst & Young LLP

24.01	Powers of Attorney

99.01	Statement of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.02	Statement of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002