Form 10-Q
period 2003-02-28
LEHMAN BROTHERS HOLDINGS INC
filed 2003-04-14
CIK 806085

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2003

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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

        As of March 31, 2003, 242,560,417 shares of the Registrant's Common Stock, par value $0.10 per share, were outstanding.

LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED FEBRUARY 28, 2003

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

LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
PART I—FINANCIAL INFORMATION

ITEM 1 Financial Statements

LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES

CONSOLIDATED STATEMENT of INCOME

(Unaudited)

(In millions, except per share data)

	Three months ended
	February 28 2003	February 28 2002
Revenues
Principal transactions	$768	$569
Investment banking	371	470
Commissions	262	289
Interest and dividends	2,687	2,886
Other	12	12

Total revenues	4,100	4,226
Interest expense	2,389	2,620

Net revenues	1,711	1,606

Non-interest expenses
Compensation and benefits	873	819
Technology and communications	143	122
Brokerage and clearance	86	75
Occupancy	82	69
Business development	32	34
Professional fees	29	20
Other	29	27

Total non-interest expenses	1,274	1,166

Income before taxes and dividends on trust preferred securities	437	440
Provision for income taxes	122	128
Dividends on trust preferred securities	14	14

Net income	$301	$298

Net income applicable to common stock	$290	$262

Earnings per common share
Basic	$1.20	$1.07

Diluted	$1.15	$0.99

See notes to consolidated financial statements.

LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES

CONSOLIDATED STATEMENT of FINANCIAL CONDITION

(Unaudited)

(In millions)

	February 28 2003	November 30 2002
ASSETS
Cash and cash equivalents	$3,091	$3,699
Cash and securities segregated and on deposit for regulatory and other purposes	2,973	2,803
Securities and other financial instruments owned (includes $25,342 at February 28, 2003 and $22,211 at November 30, 2002 pledged as collateral)	123,909	119,278
Collateralized agreements:
Securities purchased under agreements to resell	94,197	94,341
Securities borrowed	22,925	20,497
Receivables:
Brokers, dealers and clearing organizations	6,014	3,775
Customers	7,909	8,279
Others	1,415	1,910
Property, equipment and leasehold improvements (net of accumulated depreciation and amortization of $683 in 2003 and $590 in 2002)	2,128	2,075
Other assets	3,496	3,466
Excess of cost over fair value of net assets acquired (net of accumulated amortization of $157 in 2003 and $155 in 2002)	236	213

Total assets	$268,293	$260,336

See notes to consolidated financial statements.

	February 28 2003	November 30 2002
LIABILITIES AND STOCKHOLDERS' EQUITY
Commercial paper and short-term debt	$3,174	$2,369
Securities and other financial instruments sold but not yet purchased	64,482	69,034
Collateralized financing:
Securities sold under agreements to repurchase	94,865	94,725
Securities loaned	11,080	8,137
Other secured borrowings	11,148	11,844
Payables:
Brokers, dealers and clearing organizations	2,991	1,787
Customers	23,716	17,477
Accrued liabilities and other payables	5,723	6,633
Long-term debt:
Senior notes	38,688	36,283
Subordinated indebtedness	2,559	2,395

Total liabilities	258,426	250,684

Commitments and contingencies
Preferred securities subject to mandatory redemption	710	710
STOCKHOLDERS' EQUITY
Preferred stock	700	700
Common stock, $0.10 par value; Shares authorized: 600,000,000 in 2003 and 2002; Shares issued: 259,453,496 in 2003 and 258,791,416in 2002; Shares outstanding: 241,462,474 in 2003 and 231,131,043 in 2002	25	25
Additional paid-in capital	3,285	3,628
Accumulated other comprehensive income (net of tax)	(18)	(13)
Retained earnings	5,909	5,608
Other stockholders' equity, net	479	949
Common stock in treasury, at cost: 17,991,022 shares in 2003 and 27,660,373 shares in 2002	(1,223)	(1,955)

Total stockholders' equity	9,157	8,942

Total liabilities and stockholders' equity	$268,293	$260,336

See notes to consolidated financial statements.

LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES

CONSOLIDATED STATEMENT of CASH FLOWS

(Unaudited)

(In millions)

	Three Months Ended
	February 28 2003	February 28 2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$301	$298
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	78	52
Tax benefit from issuance of stock-based awards	69	35
Amortization of deferred stock compensation	127	137
Other adjustments	19	23
Net change in:
Cash and securities segregated and on deposit	(170)	(33)
Securities and other financial instruments owned	(3,733)	(5,027)
Securities borrowed	(2,428)	(1,567)
Other secured borrowings	(696)	972
Receivables from brokers, dealers and clearing organizations	(2,239)	384
Receivables from customers	370	1,528
Securities and other financial instruments sold but not yet purchased	(4,552)	11,160
Securities loaned	2,943	(217)
Payables to brokers, dealers and clearing organizations	1,204	(1,463)
Payables to customers	6,239	(1,732)
Accrued liabilities and other payables	(921)	(597)
Other operating assets and liabilities, net	506	55

Net cash provided by (used in) operating activities	(2,883)	4,008

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of senior notes	3,620	1,925
Proceeds from issuance of subordinated indebtedness	126	—
Principal payments of senior notes	(2,130)	(1,545)
Principal payments of subordinated indebtedness	(3)	(221)
Net payments for commercial paper and short-term debt	805	(2,076)
Resale agreements net of repurchase agreements	284	(1,623)
Payments for treasury stock purchases, net	(245)	(254)
Dividends paid or accrued	(40)	(58)
Issuances of common stock	13	1

Net cash provided by (used in) financing activities	2,430	(3,851)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, equipment and leasehold improvements, net	(131)	(179)
Acquisition, net of cash acquired	(24)	(16)

Net cash used in investing activities	(155)	(195)

Net change in cash and cash equivalents	(608)	(38)

Cash and cash equivalents, beginning of period	3,699	2,561

Cash and cash equivalents, end of period	$3,091	$2,523

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (in millions)
Interest paid totaled $2,423 and $2,682 for the three months ended February 28, 2003 and February 28, 2002, respectively.
Income taxes paid totaled $255 and $21 for the three months ended February 28, 2003 and February 28, 2002, respectively.

See notes to consolidated financial statements.

LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation:

        The consolidated financial statements include the accounts of Lehman Brothers Holdings Inc. ("Holdings") and subsidiaries (collectively, the "Company" or "Lehman Brothers"). Lehman Brothers is one of the leading global investment banks serving institutional, corporate, government and high-net-worth individual clients and customers. The Company's worldwide headquarters in New York and regional headquarters in London and Tokyo are complemented by offices in additional locations in North America, Europe, the Middle East, Latin America and the Asia Pacific Region. The Company is engaged primarily in providing financial services. The principal U.S. subsidiary of Holdings is Lehman Brothers Inc. ("LBI"), a registered broker-dealer. All material intercompany accounts and transactions have been eliminated in consolidation. The Company's financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC") with respect to Form 10-Q and reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Pursuant to such rules and regulations, certain footnote disclosures which are normally required under generally accepted accounting principles have been omitted. These consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and the notes thereto (the "2002 Consolidated Financial Statements") incorporated by reference in Holdings' Annual Report on Form 10-K for the twelve months ended November 30, 2002 (the "Form 10-K"). The Consolidated Statement of Financial Condition at November 30, 2002 was derived from the audited financial statements.

        The nature of the Company's business is such that the results of any interim period may vary significantly from quarter to quarter and may not be indicative of the results to be expected for the fiscal year. Certain prior period amounts reflect reclassifications to conform to the current period's presentation.

2.    Long-Term Debt:

        During the three months ended February 28, 2003, the Company issued $3,746 million of long-term debt of which $3,620 million were senior notes and $126 million were subordinated notes. These issuances were primarily utilized to refinance long-term debt maturing in 2003.

        The Company had $2,133 million of long-term debt ($2,130 million of senior notes and $3 million of subordinated notes) mature during the three months ended February 28, 2003. Long-term debt at February 28, 2003 scheduled to mature within one year totaled $7,512 million.

3.    Capital Requirements:

        The Company operates globally through a network of subsidiaries, with several subject to regulatory requirements. In the United States, LBI, as a registered broker-dealer, is subject to SEC Rule 15c3-1, the Net Capital Rule, which requires LBI to maintain net capital of not less than the greater of 2% of aggregate debit items arising from customer transactions, as defined, or 4% of funds required to be segregated for customers' regulated commodity accounts, as defined. At February 28, 2003, LBI's regulatory net capital, as defined, of $1,710 million exceeded the minimum requirement by $1,587 million.

        Lehman Brothers International (Europe) ("LBIE"), a United Kingdom registered broker-dealer and subsidiary of Holdings, is subject to the capital requirements of the Financial Services Authority ("FSA") of the United Kingdom. Financial resources, as defined, must exceed the total financial resources requirement of the FSA. At February 28, 2003, LBIE's financial resources of approximately $2,677 million exceeded the minimum requirement by approximately $629 million. Lehman Brothers Japan Inc.'s Tokyo branch, a regulated broker-dealer, is subject to the capital requirements of the Financial Services Agency and at February 28, 2003, had net capital of approximately $372 million which was approximately $96 million in excess of the specified levels required. Lehman Brothers Bank, FSB (the "Bank"), the Company's thrift subsidiary, is regulated by the Office of Thrift Supervision ("OTS"). The Bank exceeds all regulatory capital requirements and is considered well capitalized by the OTS. Certain other non-U.S. subsidiaries are subject to various securities, commodities and banking regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. At February 28, 2003, these other subsidiaries were in compliance with their applicable local capital adequacy requirements. In addition, the Company's "AAA" rated derivatives subsidiaries, Lehman Brothers Financial Products Inc. ("LBFP") and Lehman Brothers Derivative Products Inc. ("LBDP"), have established certain capital and operating restrictions which are reviewed by various rating agencies. At February 28, 2003, LBFP and LBDP each had capital which exceeded the requirements of the rating agencies.

        The regulatory rules referred to above, and certain covenants contained in various debt agreements, may restrict Holdings' ability to withdraw capital from its regulated subsidiaries, which in turn could limit its ability to pay dividends to shareholders.

4.    Derivative Financial Instruments:

        In the normal course of business, the Company enters into derivative transactions both in a trading capacity and as an end-user. The Company's derivative activities (both trading and end-user) are recorded at fair value on the Company's Consolidated Statement of Financial Condition. As an end user, the Company utilizes derivatives to modify the market risk exposures of certain assets and liabilities. In this regard, the Company primarily enters into fair value hedges utilizing interest rate swaps to convert a substantial portion of the Company's fixed rate long-term debt and certain term fixed rate secured financing activities to a floating interest rate. The ineffective portion of the fair value hedges was included in "Interest expense" on the Consolidated Statement of Income and were immaterial for the three months ended February 28, 2003 and 2002.

        Market or fair value is generally determined by either quoted market prices (for exchange-traded futures and options) or pricing models (for swaps, forwards and options). Pricing models utilize a series of market inputs to determine the present value of future cash flows, with adjustments, as required for credit risk and liquidity risk. Further valuation adjustments may be recorded, as deemed appropriate, for new or complex products or for positions with significant concentrations. These adjustments are integral components of the mark-to-market process. Credit-related valuation adjustments represent estimates of expected losses which incorporate business and economic conditions, historical experience, concentrations, and the character, quality and performance of credit sensitive financial instruments.

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

	Fair Value* February 28, 2003		Fair Value* November 30, 2002
	Assets	Liabilities	Assets	Liabilities
	(in millions)
Interest rate, currency and credit default swaps and options (including caps, collars and floors)	$11,423	$8,049	$9,046	$7,087
Foreign exchange forward contracts and options	1,472	1,380	814	1,157
Other fixed income securities contracts (including futures contracts, options and TBAs)	1,015	550	602	215
Equity contracts (including equity swaps, warrants and options)	2,888	2,032	3,400	1,667

Total	$16,798	$12,011	$13,862	$10,126

*
Amounts represent carrying value (exclusive of collateral) and do not include receivables or payables related to exchange-traded futures contracts.

        Assets included in the table above represent the Company's net receivable/payable for derivative financial instruments before consideration of collateral. Included within the $16,798 million fair value of assets at February 28, 2003 was $15,852 million related to swaps and other over-the-counter ("OTC") contracts and $946 million related to exchange-traded option and warrant contracts. Included within the $13,862 million fair value of assets at November 30, 2002 was $12,846 million related to swaps and other OTC contracts and $1,016 million related to exchange-traded option and warrant contracts.

        With respect to OTC contracts, including swaps, the Company views its net credit exposure to be $10,632 million at February 28, 2003, representing the fair value of the Company's OTC contracts in an unrealized gain position, after consideration of collateral. Presented below is an analysis of the Company's net credit exposure at February 28, 2003 for OTC contracts based upon actual ratings made by external rating agencies or by equivalent ratings established and utilized by the Company's Credit Risk Management Department.

Counterparty Risk Rating	S&P/Moody's Equivalent	Net Credit Exposure
1	AAA/Aaa	15%
2	AA-/Aa3 or higher	28%
3	A-/A3 or higher	35%
4	BBB-/Baa3 or higher	17%
5	BB-/Ba3 or higher	4%
6	B+/B1 or lower	1%

        The Company's net credit exposure from OTC contracts, by maturity, is set forth below:

Counterparty Risk Rating	Less Than 1 Year	1-5 Years	5-10 Years	Greater than 10 Years	Total
1	3%	4%	5%	3%	15%
2	6%	6%	7%	9%	28%
3	9%	10%	7%	9%	35%
4	4%	4%	3%	6%	17%
5	—	1%	2%	1%	4%
6	1%	—	—	—	1%

Total	23%	25%	24%	28%	100%

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

        For a further discussion of the Company's derivative related activities, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations—Off-Balance Sheet Arrangements—Derivatives" and the Notes 1 and 15 to the 2002 Consolidated Financial Statements, incorporated by reference in the Form 10-K.

5.    Securitizations:

        The Company is a market leader in mortgage- and asset-backed securitizations and other structured financing arrangements. In connection with these activities, the Company utilizes special purpose entities principally for (but not limited to) the securitization of commercial and residential mortgages, home equity loans, government and corporate bonds, and lease and trade receivables. The Company derecognizes financial assets transferred in securitizations provided that the Company has relinquished control over such assets. The Company may retain an interest in the financial assets it securitizes ("retained interests"), which may include assets in the form of residual interests in the special purpose entities established to facilitate the securitization. Any retained interests are included in Securities and other financial instruments owned (principally Mortgages and mortgage-backed) within the Company's Consolidated Statement of Financial Condition. For further information regarding the accounting for securitization transactions, see Note 1 to the 2002 Consolidated Financial Statements, incorporated by reference in the Form 10-K. During the three months ended February 28, 2003 and 2002, the Company securitized approximately $31 billion and $26 billion of financial assets, including: $27 billion and $15 billion of residential mortgages, $1 billion and $3 billion of commercial mortgages, and $3 billion and $8 billion of other asset-backed financial instruments, respectively ($1 billion and $2 billion, respectively, of securitizations were transacted on an agented basis).

        As of February 28, 2003 and November 30, 2002, the Company had approximately $535 million and $1,060 million, respectively, of non-investment grade retained interests from its securitization activities (principally junior security interests in securitizations) including $295 million of residential mortgages, $188 million of other asset-backed financial instruments and $52 million of commercial mortgages as of

February 28, 2003 and $350 million of residential mortgages, $200 million of other asset-backed financial instruments and $510 million of commercial mortgages as of November 30, 2002. The Company records its trading assets on a mark-to-market basis, including those assets held prior to securitization, as well as any retained interests post securitization. Mark-to-market gains or losses are recorded in "Principal transactions" in the Consolidated Statement of Income. Fair value is determined based upon listed market prices, if available. When market prices are not available, fair value is determined based on valuation pricing models which take into account relevant factors such as discount, credit and prepayment assumptions, and also considers comparisons to similar market transactions.

        The tables below outline the key economic assumptions used in measuring the fair value of retained interests:

At February 28, 2003:

	Residential Mortgages	Other Asset-Backed	Commercial Mortgages
Weighted-average life	2 years	7 years	2 years
Annual prepayment rate	14 - 70 CPR	8 - 15 CPR	0 - 15 CPR
Credit loss assumption	.5 - 6%	3 - 10%	2 - 17%
Weighted-average discount rate	22%	9%	22%

At November 30, 2002:

	Residential Mortgages	Other Asset-Backed	Commercial Mortgages
Weighted-average life	3 years	5 years	1 year
Annual prepayment rate	4 - 65 CPR	8 - 15 CPR	0 - 15 CPR
Credit loss assumption	.5 - 6%	3 - 10%	2 - 17%
Weighted-average discount rate	17%	5%	20%

        The tables below outline the sensitivity of the fair value of the retained interests to immediate 10% and 20% adverse changes in the above assumptions (dollars in millions):

	At February 28, 2003			At November 30, 2002
	Residential Mortgages	Other Asset- Backed	Commercial Mortgages	Residential Mortgages	Other Asset- Backed	Commercial Mortgages
	(in millions)
Prepayment speed:
Impact of 10% adverse change	$2	$—	$—	$4	$1	$—
Impact of 20% adverse change	$4	$—	$—	$8	$2	$—

Assumed credit losses:
Impact of 10% adverse change	$16	$11	$—	$17	$12	$—
Impact of 20% adverse change	$31	$21	$—	$33	$24	$12

Discount rate:
Impact of 10% adverse change	$17	$11	$—	$17	$12	$—
Impact of 20% adverse change	$33	$23	$—	$34	$24	$—

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

        The following table summarizes cash flows from securitization trusts for the quarter ended February 28, 2003:

	Three months ended February 28, 2003
	Residential Mortgages	Commercial Mortgages	Other Asset- Backed
	(in millions)
Cash flows received on retained interests	$47	$1	$38

6.    Financial Instruments:

        Securities and other financial instruments owned and Securities and other financial instruments sold but not yet purchased are recorded at fair value and were comprised of the following:

	February 28 2003	November 30 2002
	(in millions)
Securities and other financial instruments owned:
Mortgages and mortgage backed	$39,114	$34,431
Government and agencies	28,577	28,543
Derivatives and other contractual agreements	16,798	13,862
Corporate debt and other	17,582	15,620
Corporate equities	17,538	21,252
Certificates of deposits and other money market instruments	4,300	5,570

	$123,909	$119,278

Securities and other financial instruments sold but not yet purchased:
Government and agencies	$36,897	$40,852
Derivatives and other contractual agreements	12,011	10,126
Corporate debt and other	7,378	8,927
Corporate equities	8,196	9,129

	$64,482	$69,034

7.    Securities Pledged as Collateral:

        The Company enters into secured borrowing and lending transactions to finance trading inventory positions, obtain securities for settlement and meet customers' needs. The Company receives collateral in connection with resale agreements, securities borrowed transactions, customer margin loans and certain other loans. The Company is generally permitted to sell or repledge these securities held as collateral and use the securities to secure repurchase agreements, enter into securities lending transactions or deliver to counterparties to cover short positions. The Company carries secured financing agreements for financial reporting purposes on a net basis when permitted under the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 41 ("FIN 41").

        At February 28, 2003 and November 30, 2002, the fair value of securities received as collateral and securities owned that have not been sold, repledged or otherwise encumbered totaled approximately $59 billion and $51 billion, respectively. At February 28, 2003 and November 30, 2002, the gross fair value of securities received as collateral where the Company was permitted to sell or repledge the securities was approximately $319 billion and $345 billion, respectively. Of this collateral, approximately $308 billion and $338 billion at February 28, 2003 and November 30, 2002, respectively, has been sold or repledged, generally as collateral under repurchase agreements or to cover securities and other financial instruments sold but not yet purchased.

        The Company also pledges its own assets, principally to collateralize certain financing arrangements. These pledged securities, where the counterparty has the right, by contract or custom, to rehypothecate the financial instruments are classified as securities and other financial instruments owned, pledged as collateral, on the Company's Consolidated Statement of Financial Condition as required by Statement of Financial Accounting Standards ("SFAS") 140.

        The carrying value of securities and other financial instruments owned that have been pledged to counterparties where those counterparties do not have the right to sell or repledge were approximately $34 billion and $39 billion at February 28, 2003 and November 30, 2002, respectively.

8.    Other Commitments and Contingencies:

        In the normal course of business the Company enters into various commitments and guarantees, including lending commitments to high grade and high yield borrowers, liquidity commitments and other guarantees. In all instances, the Company marks-to-market these commitments and guarantees with changes in fair value recognized in Principal transactions revenue.

Lending Related Commitments

        In connection with its financing activities, the Company had outstanding commitments under certain lending arrangements of approximately $3.5 billion and $1.5 billion at February 28, 2003 and November 30, 2002, respectively. These commitments require borrowers to provide acceptable collateral, as defined in the agreements, when amounts are drawn under the lending facilities. Advances made under the above lending arrangements are typically at variable interest rates and generally provide for over-collateralization based upon the borrowers' creditworthiness. In addition, at February 28, 2003 the Company had commitments to enter into forward starting secured reverse repurchase and repurchase agreements, principally secured by government and government agency obligations, of $105.6 billion and $64.2 billion, respectively, as compared to $89.9 billion and $50.3 billion, respectively, at November 30, 2002.

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

        The Company had credit risk associated with lending commitments to investment grade borrowers (after consideration of hedges) of $3.1 billion and $3.2 billion at February 28, 2003 and November 30, 2002, respectively. In addition, the Company had credit risk associated with lending commitments to non-investment grade borrowers (after consideration of hedges) of $1.7 billion at both February 28, 2003 and November 30, 2002. Before consideration of hedges, the Company had commitments to investment and non-investment grade borrowers of $7.2 billion and $1.9 billion as compared to $7.1 billion and $1.8 billion at February 28, 2003 and November 30, 2002, respectively. The Company had available undrawn borrowing facilities with third parties of approximately $5.4 billion and $5.2 billion at February 28, 2003 and November 30, 2002, respectively, which can be drawn upon to provide funding for these commitments. These funding facilities contain limits for certain concentrations of counterparty, industry or credit ratings of the underlying loans.

        In addition, the Company provided high yield contingent commitments related to acquisition financing of approximately $0.5 billion and $2.8 billion at February 28, 2003 and November 30, 2002, respectively. The Company's intent is, and its past practice has been, to sell down significantly all the credit risk associated with these loans, if closed, through loan syndications consistent with the Company's credit facilitation framework. These commitments are not indicative of the Company's actual risk as the borrower's ability to draw is subject to there being no material adverse change in either market conditions or the borrower's financial condition, among other factors. In addition, these commitments contain certain flexible pricing features in order to further adjust for changing market conditions.

        As of February 28, 2003 and November 30, 2002, the Company had pledged securities, primarily fixed income, having a market value of approximately $42.0 billion and $41.6 billion, respectively, as collateral for securities borrowed having a market value of approximately $41.5 billion and $40.6 billion, respectively.

        At February 28, 2003 and November 30, 2002, the Company had commitments to invest up to $407 million and $672 million, respectively, directly and through partnerships in private equity related investments. These commitments will be funded as required, in whole or in part, through the end of the respective investment periods, principally expiring in 2004.

Other Commitments and Guarantees

        In accordance with FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), the Company is required to disclose certain guarantees, including derivative contracts that require the Company to make payments to a counterparty based on changes on an underlying (e.g. security prices, interest rates, and currency rates). Derivatives that meet the FIN 45 definition of a guarantee include credit default swaps, written put options, written foreign exchange ("FX") options and written interest rate caps and floors. According to FIN 45, derivatives are not considered guarantees if such contracts are cash settled and the Company has no basis to determine that it is probable that the derivative counterparty held the related underlying instrument. Accordingly, if these conditions were met, the Company has not included such derivatives contracts in its guarantee disclosures.

        At February 28, 2003, the maximum payout value of derivative contracts deemed to meet the FIN 45 definition of a guarantee was approximately $257 billion. For purposes of determining maximum payout, notional values were utilized; however, the Company believes that the fair value of these contracts is a more relevant measure of these obligations. At February 28, 2003, the fair value of such derivative contracts approximated $4.5 billion. The Company believes that the notional amounts greatly overstate the Company's expected payout. In addition, all amounts included above are before consideration of hedging transactions. These derivative contracts are generally highly liquid and the Company has substantially mitigated its risk on these contracts through hedges, such as other derivative contracts and/or cash instruments. The Company manages risk associated with derivative guarantees consistent with the Company's global risk management policies. The Company records derivative contracts, including those considered to be guarantees under FIN 45, on a fair value basis with related gains/losses recognized in Principal transactions revenues.

        The Company had liquidity commitments of approximately $3.7 billion related to trust certificates backed by investment grade municipal securities at February 28, 2003, as compared to $4.4 billion at November 30, 2002. The Company's obligation under such liquidity commitments is generally less than one year and is typically further limited by the fact that the Company's obligation ceases if the underlying assets are downgraded below investment grade or default. In addition, the Company had certain other commitments and guarantees associated with special purpose entities of approximately $5.0 billion at February 28, 2003 and November 30, 2002, respectively. These commitments consist of liquidity facilities and other default protection to investors, which are principally overcollateralized with investment grade collateral.

        As of both February 28, 2003 and November 30, 2002, the Company was contingently liable for $0.8 billion of letters of credit, primarily used to provide collateral for securities and commodities borrowed and to satisfy margin deposits at option and commodity exchanges.

        In the normal course of business, the Company provides guarantees to securities clearinghouses and exchanges. These guarantees are generally required under the standard membership agreements, such that members are required to guarantee the performance of other members. To mitigate these performance risks, the exchanges and clearinghouses often require members to post collateral. The Company's obligation under such guarantees could exceed the collateral amounts posted; however the potential for the Company to be required to make payments under such guarantees is deemed remote.

        In connection with certain asset sales and securitization transactions, the Company often makes representations and warranties about the assets conforming to specified guidelines. If it is later determined that the underlying assets fail to conform to the specified guidelines, the Company may have an obligation to repurchase the assets or indemnify the purchaser against any losses. To mitigate these risks, to the extent that the assets being securitized may have been originated by other third parties, the Company seeks to obtain appropriate representations and warranties from these third parties upon acquisition of such assets.

Litigation

        In the normal course of its business, the Company has been named a defendant in a number of lawsuits and other legal proceedings. After considering all relevant facts and established reserves, in the opinion of the Company such litigation will not, in the aggregate, have a material adverse effect on the Company's consolidated financial position or cash flows, but may be material to the Company's operating results for any particular period, depending on the level of income for such period.

Other Off-Balance-Sheet Arrangements

        Special purpose entities ("SPEs") are corporations, trusts or partnerships which are established for a limited purpose. SPEs by their nature generally do not provide equity owners with significant voting powers, as the SPE documents govern all material decisions. The Company's primary involvement with SPEs relates to securitization transactions in which transferred assets, including mortgages, loans, receivables and other assets, are sold to an SPE and repackaged into securities (i.e., securitized). SPEs may also be utilized by the Company to create securities with a unique risk profile desired by investors and as a means of intermediating financial risk. In summary, in the normal course of business, the Company may establish SPEs; sell assets to SPEs; underwrite, distribute and make a market in securities issued by SPEs; transact derivatives with SPEs; own securities or residual interests in SPEs and provide liquidity or other guarantees for SPEs.

        The majority of the Company's involvement with SPEs relates to securitization transactions meeting the SFAS 140 definition of a qualifying special purpose entity ("QSPE"). Based upon the guidance in SFAS 140, the Company is not required to and does not consolidate such QSPEs. Rather, the Company accounts for its involvement with QSPEs under a financial components approach in which the Company recognizes only its retained involvement with the QSPE.

        Certain special purpose entities do not meet the QSPE criteria due to their permitted activities not being sufficiently limited, or because the assets are not deemed qualifying financial instruments (e.g., real estate). In instances in which the Company is either the sponsor of or transferor to a non-qualifying special purpose entity, the Company follows the accounting guidance provided by Emerging Issues Task Force ("EITF") Topic D-14 and FASB Interpretation No. 46, "Consolidation of Variable Interest Entities—an interpretation of ARB No. 51" ("FIN 46") (for a discussion of FIN 46, see below) to determine whether consolidation is required. Under this guidance, the Company would not be required to, and does not consolidate such SPE if a third party investor made a substantive equity investment in the SPE, was subject to first dollar risk of loss of such SPE, and had a controlling financial interest. The Company's principal involvement with non-QSPEs relates to Collateralized Debt Obligations ("CDOs"), synthetic credit transactions and other structured financing transactions to facilitate customers' investment and/or funding needs.

        With respect to CDO transactions, in which a diversified portfolio of securities and/or loans are owned by a SPE and managed by an independent asset manager, the Company's role is principally limited to acting as structuring and placement agent, warehouse provider, underwriter and market maker in the related CDO securities. In a typical CDO, at the direction of the asset manager, the Company will warehouse securities or loans on its balance sheet pending the transfer to the SPE once the capital markets permanent financing is completed. During the first quarter of 2003, the Company acted as warehouse provider and underwriter for approximately $300 million of CDO transactions. At February 28, 2003 the Company did not have any significant continuing involvement in the CDOs arranged by the Company other than acting as market maker, and as such the Company is not required to consolidate the transactions.

        The Company is a dealer in credit default swaps and, as such, makes a market in buying and selling credit protection on single issuers as well as on portfolios of credit exposures. One of the mechanisms used by the Company to mitigate credit risk is synthetic credit transactions entered into with SPEs. In these transactions, the Company purchases credit protection in the form of a credit default swap from the SPE on referenced obligations (single issuer or portfolio). The Company pays a premium to the SPE for this protection and is secured by high quality collateral purchased by the SPE. Third party investors in these

SPEs are subject to default risk associated with the referenced obligations under the default swap as well as credit risk to the assets held by the SPE. The Company's maximum loss associated with its involvement with such synthetic credit transactions is the fair value of the Company's credit default swaps with such SPEs which approximated $779 million at February 28, 2003 (while this amount represents the maximum loss the Company could potentially lose on such agreements, it is highly unlikely since the underlying collateral held by the SPEs was $5.9 billion and was investment grade quality).

        The Company also enters into certain structured financing transactions with SPEs to facilitate customers' investment and/or funding needs. The Company's involvement in these transactions is generally limited to providing liquidity or other default protection to investors. At both February 28, 2003 and November 30, 2002, the Company had approximately $5.0 billion of such commitments, which represented the Company's maximum loss; however, the Company's expected exposure for these commitments is significantly less as these commitments were principally overcollateralized with investment grade collateral.

        On January 17, 2003, the FASB issued FIN 46. This interpretation provides consolidation accounting guidance for entities involved with SPEs. This guidance does not impact the accounting for securitizations transacted through QSPEs, but rather will replace EITF Topic D-14. as it is applied to non-QSPEs. This interpretation will require a primary beneficiary, defined as an entity which participates in either a majority of the risks or rewards of such SPE, to consolidate the SPE. An SPE would not be subject to this interpretation if such entity has sufficient voting equity capital (presumed to require that total voting equity is at least 10% of total assets), such that the entity is able to finance its activities without the additional subordinated financial support from other parties. The interpretation became effective for all new transactions after January 31, 2003 and will be effective for all other existing transactions with SPEs beginning in the Company's fourth quarter of 2003. While the Company has not yet completed its analysis of the impact of the new interpretation, the Company does not anticipate that the adoption of this interpretation will have a material impact to the Company's financial condition or its results of operations.

9.    Segments:

        The Company operates in three segments: Investment Banking, Capital Markets and Client Services.

        The Investment Banking Division provides advice to corporate, institutional and government clients throughout the world on mergers, acquisitions and other financial matters. This Division also raises capital for clients by underwriting public and private offerings of debt and equity securities.

        The Capital Markets Division includes the Company's institutional sales, trading, research and financing activities in equity and fixed income cash and derivatives products. Through this Division, the Company is a global market-maker in numerous equity and fixed income products, including U.S., European and Asian equities, government and agency securities, money market products, corporate high grade, high yield and emerging market securities, mortgage- and asset-backed securities, municipal securities, bank loans, foreign exchange and derivatives products. This Division also includes the Company's risk arbitrage and secured financing businesses, as well as realized and unrealized gains and losses related to the Company's private equity investments. The financing business manages the Company's equity and fixed income matched book activities, supplies secured financing to institutional clients and customers, and provides secured funding for the Company's inventory of equity and fixed income products.

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

        The Company's segment information for the three months ended February 28, 2003 and February 28, 2002 is prepared utilizing the following methodologies:

  •
  Revenues and expenses directly associated with each segment are included in determining pre-tax earnings.

  •
  Expenses not directly associated with specific segments are allocated based upon the most relevant measures applicable, including each segment's revenues, headcount and other factors.

  •
  Net revenues include allocations of interest revenue and interest expense to securities and other positions in relation to the cash generated by, or funding requirements of, the underlying positions.

  •
  Segment assets include an allocation of indirect corporate assets which have been fully allocated to the Company's business segments, generally based on each segment's respective headcount figures.

Segments (Three Months Ended):

	Investment Banking	Capital Markets	Client Services	Total
	(in millions)
February 28, 2003
Gross Revenues	$366	$3,552	$182	$4,100
Interest Expense	—	2,385	4	2,389

Net Revenue	366	1,167	178	1,711

Depreciation and Amortization Expense	16	52	10	78
Other Expenses	290	773	133	1,196

Earnings Before Taxes	$60	$342	$35	$437

Segment Assets (billions)	$1.5	$261.7	$5.1	$268.3

	Investment Banking	Capital Markets	Client Services	Total
	(in millions)
February 28, 2002
Gross Revenues	$459	$3,560	$207	$4,226
Interest Expense	—	2,615	5	2,620

Net Revenue	459	945	202	1,606

Depreciation and Amortization Expense	8	39	5	52
Other Expenses	333	630	151	1,114

Earnings Before Taxes	$118	$276	$46	$440

Segment Assets (billions)	$1.6	$252.8	$5.7	$260.1

        The following are net revenues by geographic region:

	Three Months Ended
	Feb. 28 2003	Feb. 28 2002
	(in millions)
U.S.	$1,119	$1,057
Europe	430	417
Asia Pacific	162	132

Total	$1,711	$1,606

10.  Earnings Per Common Share:

        Earnings per share was calculated as follows (in millions, except for per share data):

	Three Months Ended
	February 28 2003	February 28 2002
Numerator:
Net income	$301	$298
Preferred stock dividends	(11)	(36)

Numerator for basic and diluted earnings per share—income available to common stockholders	$290	$262

Denominator:
Denominator for basic earnings per share—weighted-average shares	241.8	245.3
Effect of dilutive securities:
Employee stock options	9.6	15.1
Employee restricted stock units	1.6	4.8

Dilutive potential common shares	11.2	19.9

Denominator for diluted earnings per share—adjusted weighted-average shares	253.0	265.2

Basic earnings per share	$1.20	$1.07

Diluted earnings per share	$1.15	$0.99

ITEM 2

LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
CONDITION and RESULTS of OPERATIONS

Forward-Looking Statements

        Some of the statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations, including those relating to the Company's strategy and other statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as "expects," "anticipates," "intends," "plans," "believes," "estimates" and similar expressions, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These statements are not historical facts but instead represent only the Company's expectations, estimates and projections regarding future events. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict, which may include, but are not limited to, market fluctuations and volatility, industry competition and changes in the competitive environment, investor sentiment, liquidity risks, credit ratings changes, credit exposure and legal and regulatory changes. (For further discussion of these risks, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Certain Factors Affecting Results of Operations" incorporated by reference in the Form 10-K.). The Company's actual results and financial condition may differ, perhaps materially, from the anticipated results and financial condition in any such forward-looking statements and, accordingly, readers are cautioned not to place undue reliance on such statements. The Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Business Environment

        The principal business activities of Lehman Brothers Holdings Inc. ("Holdings") and subsidiaries (collectively, the "Company" or "Lehman Brothers") are investment banking and capital markets facilitation, which by their nature are subject to volatility, primarily due to changes in interest and foreign exchange rates and security valuations, global economic and political trends and industry competition. Through the Company's investment banking, trading, research, structuring and distribution capabilities in equity and fixed income products, the Company continues to build on its client/customer business model. This model focuses on "customer flow" activities. The "customer flow" model is based upon the Company's principal focus of facilitating customer transactions in all major global capital markets products and services. The Company generates customer flow revenues from institutional and high-net-worth clients/customers by (i) advising on and structuring transactions specifically suited to meet client needs, (ii) serving as a market maker and/or intermediary in the global marketplace, including having securities and other financial instrument products available to allow clients to rebalance their portfolios and diversify risks across different market cycles and (iii) acting as underwriter to clients.

        Marketplace uncertainties experienced throughout 2002 continued into the first quarter of 2003, in which fundamentals in both the macroeconomy and the broader capital markets took on a more negative tone as the quarter progressed. The U.S. markets exhibited additional weakness in the first quarter of 2003, as economic indicators including manufacturing activity, consumer spending and retail sales continued to show deterioration.

        These conditions, coupled with higher oil prices and reduced investor confidence resulting from the impending war in Iraq and continuing corporate governance scandals, continued to weigh on the markets resulting in declines across all major equity indices during the first quarter of 2003, as compared to the first quarter of 2002 and the year ended November 30, 2002. The Standard & Poor's 500 Index declined by 24% as of the end of the first quarter of 2003 from the end of the first quarter of 2002 and 10% from the end of fiscal year 2002. The NASDAQ also experienced deterioration, closing the first quarter of 2003 down 23% from a year ago and 10% from November 30, 2002.

        Globally, other world markets experienced similar declines as investors continued to look to invest in more defensive asset categories. The FTSE 100 decreased 28% as of the end of the first quarter of 2003 from the end of the first quarter of 2002 and 12% from November 30, 2002, while the DAX decreased 49% from the end of the first quarter of 2002 and 23% from November 30, 2002. In Asia, the Nikkei was down 21% from the end of the first quarter of 2002, and 9% from November 30, 2002, hitting lows established in 1983.

        Global equity origination market volume declined 23% during the first quarter of 2003 from the already impaired levels during the fourth quarter of 2002, and 54% from the first quarter of 2002, resulting in the lowest volume experienced since the second fiscal quarter of 1995. However, fixed income markets continued to benefit from investors' extreme risk aversion. In the U.S., the short end of the treasury curve rallied by over 50 basis points during the first quarter of 2003, leaving Treasuries at rates last seen in the 1950's. These dynamics led to improved secondary trading volumes from the already high volumes of 2002, and a tightening of credit spreads, with high grade credit spreads improving by approximately 30 basis points from November 30, 2002 levels, and high yield spreads tightening by approximately 70 basis points over the same period. These conditions led to improved global debt origination activity in the first quarter of 2003 up 23% as compared to the first quarter of 2002 and up 11% as compared to the fourth quarter ended November 30, 2002. (Statistics according to Thomson Financial Securities Data Corp. ("TFSD").)

        Merger and acquisition ("M&A") advisory activity continued to be lackluster during the period as economic and geopolitical concerns continued to hamper activity. Global market volume for completed transactions ended the first quarter of 2003 at its lowest level in seven years.

Results of Operations
For the Three Months Ended February 28, 2003 and February 28, 2002

        The Company reported net income of $301 million for the quarter ended February 28, 2003, an increase of 1% as compared to $298 million for the first quarter of 2002. Earnings per common share (diluted) for the first quarter of 2003 were $1.15 as compared to $0.99 for the first quarter of 2002. The Company's pre-tax operating margin for the first quarter of 2003 was 25.6%, and return on common equity was 13.9%. These results reflect the highest level of earnings per share the Company has reported since the second quarter of 2001. During the first quarter of 2003, the Company continued its disciplined approach with regard to its core competencies in expense, risk and liquidity management. The Company believes that these results demonstrate the depth and breadth of the Company's franchise in managing through the extended downturn.

Net Revenues

        Net revenues were $1,711 million for the first quarter of 2003 as compared to $1,606 million for the first quarter of 2002. Revenues increased 7% compared to the prior year's levels, reflecting a strong performance in what remains a very difficult operating environment.

Principal Transactions, Commissions and Net Interest Revenues

        The Company evaluates the performance of its Capital Markets and Client Services revenues in the aggregate, including Principal transactions, Commissions and net interest. Decisions relating to these activities are based on an overall review of aggregate revenues, which includes an assessment of the potential gain or loss associated with a transaction, including associated commissions, and the interest revenue and expense associated with financing or hedging the Company's positions. Therefore, the Company evaluates its net revenues from Principal transactions, Commissions and Interest revenue, offset by Interest expense, in the aggregate. Caution should be used when analyzing these revenue categories individually, as they may not be indicative of the performance of the Company's overall Capital Markets and Client Services activities.

        Principal transactions, Commissions and net interest revenues increased 18% to $1,328 million for the first quarter of 2003 as compared to $1,124 million for the first quarter of 2002, reflecting robust fixed income customer flow activities, offset by continued weakness in the equities markets. Fixed income products benefited from the rally in U.S. Treasuries and the narrowing of credit spreads, as investors continued to be risk averse. These conditions contributed to strong customer flow activity and improved results, particularly in interest rate products and high grade and high yield bonds. In addition, there was improved performance from mortgage products driven by continued strength in securitization activity as a result of historically low interest rate levels. Revenues from equity products were negatively impacted by declines in global equity indices, which decreased approximately 10% on average during the first quarter of 2003, and reduced customer trading volumes as investors remained sidelined from the equity markets. Despite these negative conditions, the Company continued to improve its market share in both listed and NASDAQ trading volumes during the first quarter of 2003.

        Within these amounts, Principal transactions revenues were $768 million for the first quarter of 2003 as compared to $569 million for the first quarter of 2002. Commissions revenues were $262 million for the first quarter of 2003 as compared to $289 million for the first quarter of 2002. Interest and dividend revenues were $2,687 million for the first quarter of 2003 as compared to $2,886 million for the first quarter of 2002. Interest expense was $2,389 million for the first quarter of 2003 as compared to $2,620 million for the first quarter of 2002.

        The increase in Principal transactions revenues reflects improved trading revenue in nearly all fixed income products. The decrease in Commissions revenues is principally a result of lower customer flow activity in equity trading volumes, as investors continued to exit equity products for more defensive asset classes during the first quarter of 2003.

        Interest and dividends revenues and Interest expense are a function of the level and mix of total assets and liabilities, principally financial instruments owned and secured financing activities, the prevailing level of interest rates, as well as the term structure of the Company's financings. Interest and dividends revenues and Interest expense are integral components of the Company's overall customer flow activities. The decline in interest revenue and interest expense from the previous year is principally due to a decline in interest rates over the period. The increase in net interest revenue of 12% to $298 million in the first quarter of 2003 from $266 million in the first quarter of 2002 was due to the steepening yield curve, which resulted in lower short-term financing costs as well as a change in inventory mix to higher levels of interest bearing assets in response to continued shifts in customer asset preferences.

Investment Banking

        Investment Banking revenues were $371 million for the first quarter of 2003 as compared to $470 million for the first quarter of 2002. Investment Banking revenues result mainly from fees earned by the Company for underwriting public and private offerings of fixed income and equity securities, advising clients on M&A activities and other services. Investment Banking revenues decreased 21% from the first quarter of 2002 reflecting the continued significant market weakness in equity underwriting and continued low levels of M&A advisory activities, partially offset by strong debt underwriting levels.

Non-Interest Expenses

        Non-interest expenses were $1,274 million for the first quarter of 2003, up 9% from $1,166 million for the first quarter of 2002. Compensation and benefits expense of $873 million increased 7% from $819 million in the first quarter of 2002 as a result of the 7% increase in net revenues over the same period. Compensation and benefit expense, as a percentage of net revenues, remained at 51% for the quarter, consistent with the first quarter of 2002. Higher levels of revenues in 2003 resulted in higher variable compensation expenses, which increased by 15% from the first quarter of 2002. Fixed compensation, consisting primarily of salaries and benefits, remained relatively flat, as a decrease in salaries, resulting from a slight decline in average headcount, was offset by increases in pension expense, which is expected to increase to $49 million for fiscal 2003 from $26 million in fiscal 2002.

        Nonpersonnel expenses were $401 million for the first quarter of 2003, up 16% compared to the first quarter of 2002. Technology and communication expense increased to $143 million for the first quarter of 2003 from $122 million for the first quarter of 2002, primarily due to amortization of new technology assets at the Company's new facilities and increased spending made to enhance the Company's capital markets trading platforms and technology infrastructure. Occupancy expense increased to $82 million during the first quarter of 2003 from $69 million during the first quarter of 2002, principally attributable to additional space to accommodate the growth in headcount resulting from the Company's expansion during the past several years as well as the increased cost of the Company's new corporate headquarters. Brokerage and clearance fees increased 15% in the first quarter of 2003 as a result of higher volumes in certain fixed income structured products.

Income Taxes

        The Company recorded an income tax provision of $122 million for the first quarter of 2003 versus $128 million for the first quarter of 2002. These provisions resulted in effective tax rates of 28% and 29% respectively. The decrease in the effective tax rate is primarily due to a more favorable mix of geographic earnings.

International Revenues

        International net revenues of $592 million for the first quarter of 2003 increased 8% as compared to $549 million in the first quarter of 2002. International net revenues as a percentage of total consolidated revenues remained relatively unchanged at 35%. European and Asian revenues were consistent with consolidated revenues, with strong results in fixed income capital markets, partially offset by weaknesses in equity revenues.

Segment Results—Three Months Ended February 28, 2003 and February 28, 2002

        The Company is segregated into three business segments (each of which is described below): Investment Banking, Capital Markets and Client Services. Each segment represents a group of activities and products with similar characteristics. These business activities result in revenues from both institutional and high-net-worth retail clients, which are recognized across all revenue categories contained in the Company's Consolidated Statement of Income. (Segment net revenues also contain certain internal allocations, including funding costs, which are centrally managed. For further discussion of these allocations, see Note 9 to the Consolidated Financial Statements included in this Report.)

	Three Months Ended February 28, 2003				Three Months Ended February 28, 2002
	Investment Banking	Capital Markets	Client Services	Total	Investment Banking	Capital Markets	Client Services	Total
	In millions
Principal transactions	$—	$660	$108	$768	$—	$450	$119	$569
Interest and dividends	—	2,680	7	2,687	—	2,875	11	2,886
Investment banking	366	—	5	371	459	—	11	470
Commissions	—	208	54	262	—	233	56	289
Other	—	4	8	12	—	2	10	12

Total revenues	366	3,552	182	4,100	459	3,560	207	4,226
Interest expense	—	(2,385)	(4)	(2,389)	—	(2,615)	(5)	(2,620)

Net revenues	366	1,167	178	1,711	459	945	202	1,606
Non-interest expenses	306	825	143	1,274	341	669	156	1,166

Earnings before taxes (1)	$60	$342	$35	$437	$118	$276	$46	$440

(1)
Before dividends on preferred securities

        The following discussion provides an analysis of the Company's results by segment for the above periods.

        In assessing the performance of Capital Markets and Client Services, the Company evaluates Principal transactions, Commissions and net interest revenues in the aggregate. Decisions relating to Capital Markets and Client Services activities are based on an overall review of aggregate revenues, which includes an assessment of the potential gain or loss associated with a transaction including associated commissions, and the interest revenue and expense associated with financing or hedging the Company's positions. Therefore, the Company evaluates its net revenues from Principal transactions, Commissions and Interest revenue, offset by related Interest expense, in the aggregate, because the revenue classifications, when analyzed individually, may not be indicative of the performance of the Company's Capital Markets and Client Services activities.

        Investment Banking    This segment's net revenues result from fees earned by the Company for underwriting public and private offerings of fixed income and equity securities, and advising clients on merger and acquisition activities and other services.

        Investment Banking's net revenues decreased 20% during the first quarter of 2003 to $366 million from $459 million in the first quarter of 2002, as robust fixed income underwriting activity was more than offset by a decrease in equity underwriting activity. M&A advisory activity remained relatively flat.

INVESTMENT BANKING NET REVENUES

	Three Months Ended
	February 28 2003	February 28 2002
	(in millions)
Debt Underwriting	$215	$205
Equity Underwriting	59	163
M&A Advisory	92	91

	$366	$459

        Debt underwriting revenues increased 5% to $215 million in the first quarter of 2003 as compared to $205 million in the first quarter 2002. Fixed income originations remained at robust levels as low interest rates and the narrowing of credit spreads caused corporations to accelerate their financing activity, particularly ahead of a possible war with Iraq. Investment grade underwriting activity was particularly strong, with market volumes increasing 24% from the first quarter of 2002, as issuers took advantage of a 30 basis point tightening of credit spreads during the first quarter of 2003. (Statistics according to TFSD.)

        Equity underwriting revenues were $59 million in the first quarter of 2003, down 64% from the first quarter of 2002. The decrease in equity origination was due to the continued weakness in the global equity markets, as industry-wide volumes dropped to their lowest quarterly levels in seven years. Industry-wide global equity market volumes decreased 54% during the first quarter of 2003 as compared to the first quarter of 2002, with particular weakness in the IPO sector as corporations delayed deals amid the slumping equity markets. (Statistics according to TFSD.)

        M&A advisory fees were essentially flat for the first quarter of 2003 as compared to the first quarter of 2002. M&A activity continued to be hampered by lackluster economic data and geopolitical concerns, resulting in market volume for completed transactions in the first quarter of 2003 at its lowest in over five years.

        Investment Banking pre-tax earnings of $60 million in the first quarter of 2003 decreased 49% from $118 million in the first quarter of 2002, as a 20% decrease in net revenues was only partially offset by a 10% decrease in non-interest expenses. The decrease in non-interest expenses primarily reflected reduced compensation and benefits associated with lower revenue levels and reduced headcount. Nonpersonnel expenses were down slightly as compared to the first quarter of 2002 as the Company continued to focus on minimizing discretionary spending in the current market environment.

        Capital Markets    This segment's earnings reflect institutional customer flow activities and secondary trading and financing activities related to fixed income and equity products. These products include a wide range of cash, derivative, secured financing and structured instruments. This segment also includes the Company's risk arbitrage business, as well as realized and unrealized gains and losses related to the Company's private equity investments.

CAPITAL MARKETS NET REVENUES

	Three Months Ended February 28, 2003			Three Months Ended February 28, 2002
	Gross Revenues	Interest Expense	Net Revenues	Gross Revenues	Interest Expense	Net Revenues
	(in millions)
Fixed Income	$2,799	$(1,908)	$891	$2,664	$(1,983)	$681
Equities	753	(477)	276	896	(632)	264

	$3,552	$(2,385)	$1,167	$3,560	$(2,615)	$945

        Capital Markets net revenues were $1,167 million for the first quarter of 2003, an increase of 23% from the first quarter of 2002, reflecting record performance in fixed income but continued weakness in equities. Institutional customer flow activity was concentrated in high quality fixed income products, as investors continued to seek out more defensive asset classes in the current global economic environment, which continues to be hampered by geopolitical concerns, rising fuel costs and lackluster economic data.

        The fixed income component of Capital Markets in the first quarter of 2003 realized a second consecutive quarter of record results as net revenues increased 31% from the first quarter of 2002 and 22% from the fourth quarter of 2002. The increase was principally driven by a strong level of institutional customer flow activity, as historically low interest rates and narrowing credit spreads contributed to increased trading activity and revenues from interest rate, high grade, high yield and mortgage products. Revenues from the mortgage business continued to be bolstered by a strong volume of refinancings and heavy investor demand for secondary products. Credit and interest rate derivative products were also strong as investors sought to diversify and hedge their risks.

        Net revenues from the equities component of Capital Markets were $276 million in the first quarter of 2003, up 5% from first quarter of 2002. Favorable performance in convertible and derivative products contributed to the increase in revenues (convertible bonds, a more defensive asset class, benefited from tightening credit spreads and higher secondary trading activity resulting from strong new issuance activity). In addition, equity capital markets revenues improved as revenues on private equity investments were relatively flat in 2003 versus losses in 2002. Offsetting these results were reduced performance in cash products, which were negatively impacted by declining global equity market valuations and reduced trading volumes. Despite the reduced volume, the Company continued to increase its secondary market share in both listed and NASDAQ securities to 7.3% and 3.8%, respectively, from 6.6% and 3.7% in the first quarter of 2002.

        Capital Markets pre-tax earnings of $342 million in the first quarter of 2003 increased 24% from pre-tax earnings of $276 million in the first quarter of 2002, driven by a 23% increase in net revenues. Capital Markets non-interest expenses increased 23% during the first quarter of 2003 to $825 million from $669 million in the first quarter of 2002, primarily due to an increase in compensation and benefits expense associated with the increase in net revenues coupled with an increase in nonpersonnel expenses, particularly occupancy costs associated with the Company's new corporate headquarters and technology spending to enhance the Company's trading platforms and technology infrastructure.

        Interest and Dividends    The Company evaluates the performance of its Capital Markets business revenues in the aggregate, including Principal transactions, Commissions and net interest. Substantially all of the Company's net interest is allocated to its Capital Markets segment. Decisions relating to these activities are based on an overall review of aggregate revenues, which includes an assessment of the potential gain or loss associated with a transaction, including associated commissions, and the interest revenue and expense associated with financing or hedging the Company's positions; therefore caution should be utilized when analyzing revenue categories individually.

        Interest and dividend revenues for Capital Markets businesses decreased by 7% from the first quarter of 2002, while interest expense decreased by 9% over this same period, reflecting the decline in interest rates from the previous year's first quarter of 2002. Net interest revenue increased 13% to $295 million in the first quarter of 2003, benefiting from the steepening yield curve environment, which reduced short-term financing costs, coupled with a change in inventory mix to higher levels of interest-bearing assets and lower equity inventory levels.

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

        Client Services net revenues were $178 million in the first quarter of 2003, compared to $202 million in the first quarter of 2002. Private Client net revenues decreased 10% to $172 million in the first quarter of 2003 from the first quarter of 2002, as economic and geopolitical uncertainties led to reduced levels of equity activities by clients. However, customer flow in fixed income products reached record levels, as customers remained invested through re-positioning their portfolios into more defensive asset classes.

CLIENT SERVICES NET REVENUES

	Three Months Ended
	February 28 2003	February 28 2002
	(in millions)
Private Client	$172	$191
Private Equity	6	11

	$178	$202

        Private Equity net revenues declined by $5 million in the first quarter of 2003 from the first quarter of 2002 primarily due to a decrease in management fees as the commitment period expired on two of the Company's funds.

        Client Services pre-tax earnings of $35 million decreased 24% in the first quarter of 2003 from $46 million in the first quarter of 2002 as a 12% decrease in net revenues was partially offset by a decrease in non-

interest expenses. Non-interest expenses decreased 8% to $143 million in the first quarter of 2003 as compared to $156 million in the first quarter of 2002, primarily due to a decrease in compensation expenses as a result of a decline in average headcount from the previous year's first quarter.

Liquidity, Funding and Capital Resources

        Liquidity Risk Management    Liquidity and liquidity management are of paramount importance to the Company, providing a framework which seeks to ensure that the Company maintains sufficient liquid financial resources to continually fund its balance sheet and meet all of its funding obligations in all market environments. The Company's liquidity management philosophy incorporates the following principles:

  •
  Liquidity providers are credit and market sensitive and quick to react to any perceived market or firm specific risks. Consequently, firms must be in a state of constant liquidity readiness.

  •
  During a liquidity event, certain secured lenders will require higher quality collateral, resulting in a lower availability of secured funding for "hard to fund" asset classes. Firms must therefore not overestimate the availability of secured financing, and must fully integrate their secured and unsecured funding strategies.

  •
  Firms should not rely on asset sales to generate cash or believe that they can increase unsecured borrowings or funding efficiencies in a liquidity crisis.

  •
  A firm's legal entity structure may constrain liquidity. Regulatory requirements can restrict the flow of funds between regulated and unregulated group entities and this should be explicitly accounted for in liquidity planning.

        The Company's Funding Framework incorporates the above principles and seeks to mitigate liquidity risk by helping to ensure that the Company maintains sufficient funding resources to withstand a severe liquidity event, including:

  •
  Sufficient cash capital (i.e., liabilities with remaining maturities of over one year) to fund: 1) secured funding "haircuts," (i.e., the difference between the market value of the available inventory and the estimated value of cash that would be advanced to the Company by counterparties against that inventory in a stress environment), 2) less liquid assets (including fixed assets, goodwill, deferred taxes and prepaid assets), 3) operational cash at banks and unpledged assets regardless of collateral quality and 4) anticipated draws of unfunded commitments.

  •
  Sufficient "Reliable Secured Funding" capacity to fund the Company's liquid inventory on a secured basis.

  •
  Sufficient liquidity to withstand a liquidity event characterized by:

    The Company's inability to issue any unsecured short-term and long-term debt for one year.

    Haircut widening for secured funding.

    Funding requirements resulting from a credit rating downgrade (e.g., the increased collateral requirements for over-the-counter derivative transactions).

        To provide liquidity to Holdings during periods of adverse market conditions, the Company maintains a portfolio of cash and unencumbered liquid assets, comprised primarily of U.S. Government and agency obligations, investment grade securities and listed equities, which can be sold or pledged to provide liquidity to Holdings, where most of the unsecured debt is issued.

        As of February 28, 2003, the estimated pledge value of this portfolio, along with the undrawn portion of Holdings' committed credit facility (see "Credit Facilities" below) amounted to approximately $16.7 billion. Cash and unencumbered liquid assets that are presumed to be "trapped" in a regulated entity or required for operational purposes, and are therefore not seen as a completely reliable source of cash to repay maturing unsecured debt in a liquidity stress event, are not included in this portfolio.

        For further discussion of these principles refer to the Liquidity, Funding and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations incorporated by reference in the Form 10-K.

        Total Capital    The Company's Total Capital (defined as long-term debt, preferred securities subject to mandatory redemption and stockholders' equity) increased 6% to $51.1 billion at February 28, 2003, compared to $48.3 billion at November 30, 2002. The Company believes total capital is useful to investors as a measure of the Company's financial strength. The increase in Total Capital resulted from a net increase in long-term debt as well as an increase in equity from the retention of earnings.

	February 28 2003	November 30 2002
	(in millions)
Long-Term Debt
Senior Notes	$38,688	$36,283
Subordinated Indebtedness	2,559	2,395

	41,247	38,678
Preferred Securities Subject to Mandatory Redemption	710	710
Stockholders' Equity
Preferred Equity	700	700
Common Equity	8,457	8,242

	9,157	8,942

Total Capital	$51,114	$48,330

        During the first quarter of 2003, the Company issued $3,746 million in long-term debt securities, which was $1,613 million in excess of maturing debt securities. The Company issued debt in advance of future maturities in order to take advantage of the current interest rate environment. The Company had $2,130 million of senior notes and $3 million of subordinated notes mature during the three months ended February 28, 2003. Long-term debt increased to $41.2 billion at February 28, 2003 from $38.7 billion at November 30, 2002, with a weighted-average maturity of 4.1 years at February 28, 2003 and 4.0 years at November 30, 2002.

        Credit Facilities    Holdings maintains a Revolving Credit Agreement (the "Credit Agreement") with a syndicate of banks. Under the Credit Agreement, the banks have committed to provide up to $1 billion through April 2005. The Credit Agreement contains covenants that require, among other things, that the Company maintain a specified level of tangible net worth. The Company views the Credit Agreement as one of its many sources of liquidity available through its funding framework, and as such the Company utilizes this liquidity for general business purposes from time to time.

        The Company also maintains a backstop $750 million Committed Securities Repurchase Facility (the "Facility") for Lehman Brothers International (Europe) ("LBIE"), the Company's major operating entity in Europe. The Facility provides secured multi-currency financing for a broad range of collateral types. Under the terms of the Facility, the bank group has agreed to provide funding for up to one year on a secured basis. Any loans outstanding on the commitment termination date may be extended for up to an additional year at the option of LBIE. The Facility contains covenants which require, among other things, that LBIE maintain specified levels of tangible net worth. This commitment expires at the end of October 2003.

        There were no borrowings outstanding under either the Credit Agreement or the Facility at February 28, 2003. The Company has maintained compliance with the applicable covenants for both the Credit Agreement and the Facility at all times.

        Balance Sheet and Financial Leverage    The Company's balance sheet consists primarily of cash and cash equivalents, securities and other financial instruments owned, and collateralized financing agreements. The liquid nature of these assets provides the Company with flexibility in financing and managing its business. The majority of these assets are funded on a secured basis through collateralized financing agreements.

        The Company's total assets increased to $268 billion at February 28, 2003 from $260 billion at November 30, 2002. Total assets excluding matched book ("net balance sheet") were $174 billion at February 28, 2003, an increase of 5% as compared to $166 billion at November 30, 2002. Matched book represents the lesser of securities purchased under agreements to resell ("reverse repos") and securities sold under agreements to repurchase ("repos"). The Company believes that net balance sheet is a more meaningful measure to evaluate balance sheet usage when comparing companies in the securities industry because such assets are considered to have a low risk profile. The Company utilizes its net balance sheet primarily to carry inventory necessary to facilitate customer flow activities. As such, the Company's mix of net assets is subject to change depending principally upon customer demand. In addition, due to the nature of the Company's customer flow activities and based upon the Company's business outlook, the overall size of the Company's balance sheet fluctuates from time to time and, at specific points in time, may be higher than the fiscal year-end or quarter-end amounts.

        The increase of $8 billion in both the Company's gross and net assets at February 28, 2003 was primarily due to an increase in fixed income inventory and securities borrowed associated with customer flow activity. Mortgage and mortgage-backed securities inventory increased by approximately $4.7 billion principally due to higher assets associated with securitization activities resulting from high levels of mortgage refinancings.

        Balance sheet leverage ratios are one measure used to evaluate the capital adequacy of a company. Leverage ratios are calculated as total assets divided by stockholders' equity. The Company considers total stockholders' equity plus preferred securities subject to mandatory redemption to be a better measure of the Company's equity for purposes of calculating leverage because such preferred securities have the characteristics of equity as they are of a long-term nature and are subordinated to the Company's long-term debt obligations. (See Note 7 to the 2002 Consolidated Financial Statements incorporated by reference in the Form 10-K). Accordingly, the Company believes that net leverage (i.e., net balance sheet divided by preferred securities subject to mandatory redemption and total stockholders' equity) is useful to investors as a more meaningful measure of the Company's leverage and for comparing companies in the securities industry. The Company's gross leverage ratios were 29.3x and 29.1x as of February 28, 2003 and November 30, 2002, respectively. The Company's net leverage ratios for these periods were 17.6x and 17.2x, respectively. Consistent with maintaining a single A credit rating, the Company targets a net leverage ratio of under 20.0x. The Company continues to operate below this level.

Credit Ratings

        The Company, like other companies in the securities industry, relies on external sources to finance a significant portion of its day-to-day operations. The cost and availability of unsecured financing generally are dependent on the Company's short-term and long-term credit ratings. Factors that may be significant to the determination of the Company's credit ratings or otherwise affect the ability of the Company to raise short-term and long-term financing include its profit margin, its earnings trend and volatility, its cash liquidity and liquidity management, its capital structure, its risk level and risk management, its geographic and business diversification, and its relative positions in the markets in which it operates. A deterioration in any of the previously mentioned factors or combination of these factors may lead rating agencies to downgrade the credit ratings of the Company, thereby increasing the cost to the Company of, or possibly limiting the access of the Company to, certain types of unsecured financings. In addition, the Company's debt ratings can impact certain capital markets revenues, particularly in those businesses where longer-term counterparty performance is critical, such as over-the-counter derivative transactions, including credit derivatives and interest rate swaps. As of February 28, 2003, the short- and long-term debt ratings of Holdings and LBI were as follows:

	Holdings		LBI
	Short-term	Long-term	Short-term	Long-term**
Fitch Ratings	F-1	A+	F-1	A+/A
Moody's Investors Service(1)	P-1	A2	P-1	A1*/A2
Standard & Poor's Ratings Services(2)	A-1	A	A-1	A+*/A

(1)
On October 8, 2002, Moody's Investors Service revised its outlook to positive from stable for all long-term debt ratings of Holdings. The short-term rating was affirmed.

(2)
On Aug. 15, 2002, Standard & Poor's Ratings Services revised its outlook on Holdings to negative from stable. The 'A' long-term and 'A-1' short-term ratings were affirmed.

*
Provisional ratings on shelf registration

**
Senior/subordinated

High Yield Securities

        The Company underwrites, invests and makes markets in high yield corporate debt securities. The Company also syndicates, trades and invests in loans to below investment grade-rated companies. For purposes of this discussion, high yield debt instruments are defined as securities of or loans to companies rated BB+ or lower, or equivalent ratings by recognized credit rating agencies, as well as non-rated securities or loans which, in the opinion of management, are non-investment grade. Non-investment grade securities generally involve greater risks than investment grade securities, due to the issuer's creditworthiness and the lower liquidity of the market for such securities. In addition, these issuers generally have relatively higher levels of indebtedness, resulting in an increased sensitivity to adverse economic conditions. The Company recognizes these risks and aims to reduce market and credit risk through the diversification of its products and counterparties. High yield debt instruments are carried at fair value, with unrealized gains or losses recognized in the Company's Consolidated Statement of Income. Such instruments at both February 28, 2003 and November 30, 2002 included long positions with an aggregate market value of approximately $4.0 billion and short positions with an aggregate market value of approximately $1.2 billion and $1.1 billion, respectively. The Company mitigates its aggregate and single-issuer net exposure through the use of derivatives, non-recourse securitization financing and other financial instruments.

Private Equity

        The Company has investments in thirty-three private equity partnerships, for which the Company acts as general partner, as well as related direct investments. At February 28, 2003 and November 30, 2002, the Company's private equity related investments were $933 million and $965 million, respectively. The Company's policy is to carry its investments, including the appreciation of its general partnership interests, at fair value based upon the Company's assessment of the underlying investments. Additional information about the Company's private equity activities, including related commitments, can be found in Note 8 to the Consolidated Financial Statements included in this Report.

Contingencies, Commitments and Other Guarantees

        In the normal course of business, the Company enters into various commitments and guarantees, including lending commitments to high grade and high yield borrowers, liquidity commitments and other guarantees. In all instances, the Company marks-to-market these commitments and guarantees, with changes in fair value recognized in Principal transactions revenues.

Lending Related Commitments

        In connection with its financing activities, the Company had outstanding commitments under certain lending arrangements of approximately $3.5 billion and $1.5 billion at February 28, 2003 and November 30, 2002, respectively. These commitments require borrowers to provide acceptable collateral, as defined in the agreements, when amounts are drawn under the lending facilities. Advances made under the above lending arrangements are typically at variable interest rates and generally provide for over-collateralization based upon the borrowers' creditworthiness. At February 28, 2003, the Company had commitments to enter into forward starting secured reverse repurchase and repurchase agreements, principally secured by government and government agency collateral, of $105.6 billion and $64.2 billion, respectively, as compared to $89.9 billion and $50.3 billion, respectively, at November 30, 2002.

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

        The Company had credit risk associated with lending commitments to investment grade borrowers (after consideration of hedges) of $3.1 billion and $3.2 billion at February 28, 2003 and November 30, 2002, respectively. In addition, the Company had credit risk associated with lending commitments to non-investment grade borrowers (after consideration of hedges) of $1.7 billion at both February 28, 2003 and November 30, 2002. Before consideration of hedges, the Company had commitments to investment and non-investment grade borrowers of $7.2 billion and $1.9 billion as compared to $7.1 billion and $1.8 billion at February 28, 2003 and November 30, 2002, respectively. The Company had available undrawn borrowing facilities with third parties of approximately $5.4 billion and $5.2 billion at February 28, 2003 and November 30, 2002, respectively, which can be drawn upon to provide funding for these commitments. These funding facilities contain limits for certain concentrations of counterparty, industry or credit ratings of the underlying loans.

        In addition, the Company provided high yield contingent commitments related to acquisition financing of approximately $0.5 billion and $2.8 billion at February 28, 2003 and November 30, 2002, respectively. The Company's intent is, and its past practice has been, to sell down significantly all the credit risk associated with these loans, if closed, through loan syndications consistent with the Company's credit facilitation framework. These commitments are not indicative of the Company's actual risk, as the borrower's ability to draw is subject to there being no material adverse change in either market conditions or the borrower's financial condition, among other factors. In addition, these commitments contain certain flexible pricing features in order to adjust for changing market conditions prior to closing.

        Aggregate lending related commitments as of February 28, 2003 by maturity are as follows:

		Amount of Commitment Expiration Per Period
February 28, 2003	Total Contractual Amount	Remaining 2003	2004-2006	2007-2008	2009 Thereafter
	In millions
Lending commitments:
High grade	$7,219	$4,100	$2,129	$968	$22
High yield	1,870	426	890	411	143
Contingent acquisition facilities	476	476	—	—	—
Secured lending transactions, including forward starting resale and repurchase agreements	173,267	157,844	11,535	800	3,088

Other Commitments and Guarantees

        In accordance with FIN 45, the Company is required to disclose certain guarantees, including derivative contracts that require the Company to make payments to a counterpart based on changes on an underlying (e.g. security prices, interest rates, and currency rates). Derivatives that meet the FIN 45 definition of a guarantee include credit default swaps, written put options, written FX options and written interest rate caps and floors. According to FIN 45, derivatives are not considered guarantees if such contracts are cash settled and the Company has no basis to determine that it is probable that the derivative counterparty held the related underlying instrument. Accordingly, if these conditions were met, the Company has not included such derivatives contracts in the following table.

        At February 28, 2003, the maximum payout value of derivative contracts deemed to meet the FIN 45 definition of a guarantee was approximately $257 billion. For purposes of determining maximum payout, notional values were utilized; however, the Company believes that the fair value of these contracts is a more relevant measure of these obligations. At February 28, 2003, the fair value of such derivative contracts approximated $4.5 billion. The Company believes that the notional amounts greatly overstate the Company's expected payout. In addition, all amounts included above are before consideration of hedging transactions. These derivative contracts are generally highly liquid and the Company has substantially mitigated its risk on these contracts through hedges, such as other derivative contracts and/or cash instruments. The Company manages risk associated with derivative guarantees consistent with the Company's global risk management policies. The Company records derivative contracts, including those considered to be guarantees under FIN 45, on a fair value basis with related gains/losses recognized in Principal transactions revenues.

        At February 28, 2003, the Company had liquidity commitments of approximately $3.7 billion related to trust certificates backed by investment grade municipal securities, as compared to $4.4 billion at November 30, 2002. The Company's obligation under such liquidity commitments is generally less than one year and is further limited by the fact that the Company's obligation ceases if the underlying assets are downgraded below investment grade or default. In addition, the Company had certain other commitments and guarantees associated with special purpose entities of approximately $5.0 billion at both February 28, 2003 and November 30, 2002. These commitments consist of liquidity facilities and other default protection to investors, which are principally overcollateralized with investment grade collateral.

        As of February 28, 2003 and November 30, 2002, the Company was contingently liable for $0.8 billion of letters of credit, primarily used to provide collateral for securities and commodities borrowed and to satisfy margin deposits at option and commodity exchanges.

        As of February 28, 2003 and November 30, 2002, the Company had commitments to invest up to $407 million and $672 million, respectively, directly and through partnerships in private equity related investments. These commitments will be funded, in whole or in part, as required through the end of the respective investment periods, principally expiring in 2004.

        In the normal course of business the Company provides guarantees to securities clearinghouses and exchanges. These guarantees are generally required under the standard membership agreements, such that members are required to guarantee the performance of other members. To mitigate these performance risks, the exchanges and clearinghouses often require members to post collateral. The Company's obligation under such guarantees could exceed the collateral amounts posted; however the potential for the Company to be required to make payments under such guarantees is deemed remote.

        In connection with certain asset sales and securitization transactions, the Company is often required to make representations and warranties about the assets conforming to specified guidelines. If it is later determined that the underlying assets fail to conform to the specified guidelines, the Company may have an obligation to repurchase the assets or indemnify the purchaser against any losses. To mitigate these risks, to the extent that the assets being securitized may have been originated by third parties, the Company will seek to obtain appropriate representations and warranties from these third parties upon acquisition of such assets.

        Other Commitments and Guarantees as of February 28, 2003 are as follows:

		Expiration Period
February 28, 2003	Notional/ Maximum Payout	Remaining 2003	2004-2006	2007-2008	2009 Thereafter
	In millions
Derivative contracts	$256,531	$57,474	$85,692	$45,475	$67,890
Municipal securities related liquidity commitments	3,701	2,276	182	48	1,196
Other commitments and guarantees associated with special purpose entities	5,025	3,050	467	898	610
Standby letters of credit	810	595	215	—	—
Private equity investments	407	—	407	—	—
Long-term debt maturities	41,247	6,461	17,711	8,904	8,171

Off-Balance Sheet Arrangements

        For a discussion of the Company's use of derivative instruments and the risks related thereto, see Note 15 to the 2002 Consolidated Financial Statements (Derivative Financial Instruments) and the Off-Balance Sheet Arrangements section of Management's Discussion and Analysis of Financial Condition and Results of Operations incorporated by reference in the Form 10-K.

        Involvement with SPEs    Special purpose entities ("SPEs") are corporations, trusts or partnerships which are established for a limited purpose. SPEs by their nature generally do not provide equity owners with significant voting powers, as the SPE documents govern all material decisions.

        The majority of the Company's involvement with SPEs relates to securitization transactions meeting the SFAS 140 definition of a qualifying special purpose entity ("QSPE"). A QSPE can generally be described as an entity with significantly limited powers which are intended to limit it to passively holding financial assets and distributing cash flows based upon pre-set terms. Based upon the guidance in SFAS 140, the Company is not required to and does not consolidate such QSPEs. Rather, the Company accounts for its involvement with QSPEs under a financial components approach in which the Company recognizes only its retained involvement with the QSPE. The Company accounts for such retained interests at fair value with changes in fair value reported in earnings.

        The Company is a market leader in mortgage (both residential and commercial), municipal and other asset-backed securitizations which are principally transacted through QSPEs. During the three months ended February 28, 2003 and 2002, the Company securitized approximately $31 billion and $26 billion of financial assets, including: $27 billion and $15 billion of residential mortgages, $1 billion and $3 billion of commercial mortgages, and $3 billion and $8 billion of other asset-backed financial instruments, respectively. As of February 28, 2003 and November 30, 2002, the Company had approximately $0.5 billion and $1.1 billion, respectively, of non-investment grade retained interests from its securitization activities. The Company records its trading assets, including retained interests, on a mark-to-market basis, with related gains or losses recognized in Principal transactions in the Consolidated Statement of Income. (See Note 5 to the Consolidated Financial Statements included in this Report.)

Risk Management

        As a leading global investment banking company, risk is an inherent part of the Company's businesses. Global markets, by their nature, are prone to uncertainty and subject participants to a variety of risks. The Company has developed policies and procedures to identify, measure and monitor each of the risks involved in its trading, brokerage and investment banking activities on a global basis. The principal risks to the Company are market, credit, liquidity, legal and operational risks. Risk management is considered to be of paramount importance in the Company's day-to-day operations. Consequently, the Company devotes significant resources (including investments in personnel and technology) across all of its worldwide trading operations to the measurement, management and analysis of risk.

        The Company seeks to reduce risk through the diversification of its businesses, counterparties and activities in geographic regions. The Company accomplishes this objective by allocating the usage of capital to each of its businesses, establishing trading limits and setting credit limits for individual counterparties, including regional concentrations. The Company seeks to achieve adequate returns from each of its businesses commensurate with the risks that they assume. Nonetheless, the effectiveness of the Company's policies and procedures for managing risk exposure can never be completely or accurately predicted or fully assured. For example, unexpectedly large or rapid movements or disruptions in one or more markets or other unforeseen developments can have an adverse effect on the Company's results of operations and financial condition. The consequences of these developments can include losses due to adverse changes in inventory values, decreases in the liquidity of trading positions, higher volatility in the Company's earnings, increases in the Company's credit exposure to customers and counterparties and increases in general systemic risk.

        Overall risk management policy is established at the Office of the Chairman level and begins with the Capital Markets Committee, which consists of the Chief Executive Officer, other members of the

Company's Executive Committee, the Global Head of Risk, the Chief Economist and Strategist as well as various other business heads. The Capital Markets Committee serves to frame the Company's risk opinion in the context of the global market environment. The Company's Risk Committee, which consists of the Chief Executive Officer, members of the Executive Committee and the Global Head of Risk, meets weekly and reviews all risk exposures, position concentrations and risk taking activities.

        The Global Risk Management Group (the "Group") is independent of the trading areas and reports directly into the Office of the Chairman. The Group includes credit risk management, market risk management and operational risk management. Combining these disciplines facilitates the analysis of risk exposures, while leveraging personnel and information technology resources in a cost-efficient manner. The Group maintains staff in each of the Company's regional trading centers and has daily contact with trading staff and senior management at all levels within the Company. These discussions include a review of trading positions and risk exposures.

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

        The CRM Department manages the credit exposure related to trading activities by giving initial credit approval for counterparties, establishing credit limits by counterparty, country and industry group and by requiring collateral in appropriate circumstances. In addition, the CRM Department strives to ensure that master netting agreements are obtained whenever possible. The CRM Department also considers the duration of transactions in making its credit decisions, along with the potential credit exposure for complex derivative transactions. The CRM Department is responsible for the continuous monitoring and review of counterparty credit exposure and creditworthiness and recommending valuation adjustments, where appropriate. Credit limits are reviewed periodically to ensure that they remain appropriate in light of market events or the counterparty's financial condition. (For more information regarding the Company's counterparty credit risk with respect to derivative instruments, see Note 4 to the Consolidated Financial Statement included in this Report.)

        Market Risk    Market risk represents the potential change in value of a portfolio of financial instruments due to changes in market rates, prices and volatilities. Market risk management also is an essential component of the Company's overall risk management framework. The Market Risk Management Department ("MRM Department") has global responsibility for implementing the Company's overall market risk management framework. It is responsible for the preparation and dissemination of risk reports, developing and implementing the firm-wide Risk Management Guidelines, and evaluating adherence to these guidelines. These guidelines provide a clear framework for risk management decision making. To that end, the MRM Department identifies and quantifies risk exposures, develops limits and reports and monitors these risks with respect to the approved limits. The identification of material market risks inherent in positions includes, but is not limited to, interest rate, equity and foreign exchange risk exposures. In addition to these risks, the MRM Department also evaluates liquidity risks, credit and sovereign concentrations.

        The MRM Department utilizes qualitative as well as quantitative information in managing trading risk, believing that a combination of the two approaches results in a more robust and complete approach to the management of trading risk. Quantitative information is developed from a variety of risk methodologies based upon established statistical principles. To ensure high standards of analysis, the MRM Department has retained seasoned risk managers with the requisite experience and academic and professional credentials.

        Market risk is present in cash products, derivatives and contingent claim structures that exhibit linear as well as non-linear profit and loss sensitivity. The Company's exposure to market risk varies in accordance with the volume of client-driven market-making transactions, the size of the Company's proprietary positions, and the volatility of financial instruments traded. The Company seeks to mitigate, whenever possible, excess market risk exposures through the use of futures and option contracts and offsetting cash market instruments.

        The Company participates globally in interest rate, equity and foreign exchange markets. The Company's Fixed Income division has a broadly diversified market presence in U.S. and foreign government bond trading, emerging market securities, corporate debt (investment and non-investment grade), money market instruments, mortgages and mortgage-backed securities, asset-backed securities, municipal bonds and interest rate derivatives. The Company's Equities division facilitates domestic and foreign trading in equity instruments, indices and related derivatives. The Company's foreign exchange businesses are involved in trading currencies on a spot and forward basis as well as through derivative products and contracts.

        The Company incurs short-term interest rate risk when facilitating the orderly flow of customer transactions through the maintenance of government and high grade corporate bond inventories. Market-making in high yield instruments exposes the Company to additional risk due to potential variations in credit spreads. Trading in international markets exposes the Company to spread risk between the term structure of interest rates in different countries. Mortgages and mortgage-related securities are subject to prepayment risk and changes in the level of interest rates. Trading in derivatives and structured products exposes the Company to changes in the level and volatility of interest rates. The Company actively manages interest rate risk through the use of interest rate futures, options, swaps, forwards and offsetting cash market instruments. Inventory holdings, concentrations and agings are monitored closely and used by management to selectively hedge or liquidate undesirable exposures.

        The Company is a significant intermediary in the global equity markets through its market-making in U.S. and non-U.S. equity securities, including common stock, convertible debt, exchange-traded and OTC equity options, equity swaps and warrants. These activities expose the Company to market risk as a result of price and volatility changes in its equity inventory. Inventory holdings are also subject to market risk resulting from concentrations and changes in liquidity conditions that may adversely impact market valuation. Equity market risk is actively managed through the use of index futures, exchange-traded and OTC options, swaps and cash instruments.

        The Company enters into foreign exchange transactions in order to facilitate the purchase and sale of non-dollar instruments, including equity and interest rate securities. The Company is exposed to foreign exchange risk on its holdings of non-dollar assets and liabilities. The Company is active in many foreign exchange markets and has exposure to the Euro, Japanese yen, British pound, Swiss franc and Canadian dollar, as well as a variety of developed and emerging market currencies. The Company hedges its risk exposures primarily through the use of currency forwards, swaps, futures and options.

        If any of the strategies utilized to hedge or otherwise mitigate exposures to the various types of risks described above are not effective, the Company could incur losses.

        Operational Risk    Operational Risk is the risk of direct or indirect loss resulting from inadequate or failed internal processes, people and systems, or from external events. Operational Risk Management ("ORM") is responsible for implementing and maintaining the Company's overall global operational risk management framework, which seeks to minimize these risks through assessing, reporting, monitoring and tracking operational risks.

        Value-At-Risk    For purposes of SEC risk disclosure requirements, the Company discloses an entity-wide value-at-risk for virtually all of its trading activities. In general, the Company's value-at-risk measures potential loss of trading revenues at a given confidence level over a specified time horizon. Value-at-risk over a one-day holding period measured at a 95% confidence level implies that the potential loss of daily trading revenue will be at least as large as the value-at-risk amount on one out of every 20 trading days.

        The Company's methodology estimates a reporting day value-at-risk using actual daily trading revenues over the previous 250 trading days. This estimate is measured as the loss, relative to the median daily trading revenue. The Company also estimates an average of daily value-at-risk measures over the reporting period.

	As of		Three Months Ended February 2003
	Feb. 28 2003	Nov. 30 2002
			Average	High	Low
	(in millions)
Interest rate risk	$16.7	$15.8	$16.4	$16.8	$15.6
Equity price risk	7.2	8.0	7.9	8.6	7.1
Foreign exchange risk	2.4	2.2	2.3	2.4	2.2
Diversification benefit	(5.7)	(5.2)	(5.7)

Total Company	$20.6	$20.8	$20.9	$21.2	$20.5

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

        Distribution of Weekly Net Revenues    Substantially all of the Company's inventory positions are marked-to-market on a daily basis as part of the Company's Capital Markets business segment with changes recorded in net revenues. The following chart sets forth the frequency distribution for weekly net revenues for the Company's Capital Markets and Client Services segments (excluding asset management fees) for the three months ended February 28, 2003:

        As discussed throughout Management's Discussion and Analysis, the Company seeks to reduce risk through the diversification of its businesses and a focus on customer flow activities. This diversification and focus, combined with the Company's risk management controls and processes, helps mitigate the net revenue volatility inherent in the Company's trading activities. Although historical performance is not necessarily indicative of future performance, the Company believes its focus on business diversification and customer flow activities should continue to reduce the volatility of future net trading revenues.

Critical Accounting Policies

        The SEC has proposed rules to require disclosures associated with critical accounting polices which are most important in gaining an understanding of an entity's financial statements. The following is a summary of the Company's critical accounting policies. For a full description of these and other accounting policies, see Note 1 to the 2002 Consolidated Financial Statements (Summary of Significant Accounting Policies) incorporated by reference in the Form 10-K.

        Use of Estimates    The Company's financial statements are prepared in conformity with generally accepted accounting principles, many of which require the use of estimates and assumptions. Management believes that the estimates utilized in preparing its financial statements are reasonable and prudent. Actual results could differ from these estimates particularly in light of the industry in which the Company operates.

        Fair Value    The determination of fair value is a critical accounting policy which is fundamental to the Company's financial condition and results of operations. The Company records its inventory positions including Securities and other financial instruments owned and Securities sold but not yet purchased at market or fair value with unrealized gains and losses reflected in Principal transactions in the Consolidated Statement of Income. In all instances, the Company believes that it has established rigorous internal control processes to ensure that the Company utilizes reasonable and prudent measurements of fair value.

        When evaluating the extent to which management estimates may be required to be utilized in preparing the Company's financial statements, the Company believes it is useful to analyze the balance sheet as follows:

February 28, 2003
	In millions
Assets
Securities and other financial instruments owned	$123,909	46%
Secured financings	117,122	44%
Receivables and other assets	27,262	10%

Total Assets	$268,293	100%

Liabilities & Equity
Securities and other financial instruments sold but not yet purchased	$64,482	24%
Secured financings	117,093	44%
Payables and other liabilities	35,604	13%
Total capital	51,114	19%

Liabilities & Equity	$268,293	100%

        A significant majority of the Company's assets and liabilities are recorded at amounts for which significant management estimates are not utilized. The following balance sheet categories, comprising 54% of total assets and 76% of liabilities and equity, are valued at either historical cost or at contract value (including accrued interest), which, by their nature, do not require the use of significant estimates: Secured financings, Receivables/Payables and Other assets/liabilities and Total capital. The remaining balance sheet categories, comprised of Securities and other financial instruments owned and Securities and other financial instruments sold but not yet purchased (long and short inventory positions, respectively), are recorded at market or fair value, the components of which may require, to varying degrees, the use of estimates in determining fair value.

        The majority of the Company's long and short inventory is recorded at market value based upon listed market prices or utilizing third party broker quotes and therefore does not incorporate significant estimates. Examples of inventory valued in this manner include government securities, agency mortgage-backed securities, listed equities, money markets, municipal securities, corporate bonds and listed futures.

        If listed market prices or broker quotes are not available, fair value is determined based on pricing models or other valuation techniques, including use of implied pricing from similar instruments. Pricing models are typically utilized to derive fair value based upon the net present value of estimated future cash flows including adjustments, where appropriate, for liquidity, credit and/or other factors. For the vast majority of instruments valued through pricing models, significant estimates are not required, as the market inputs into such models are readily observable and liquid trading markets provide clear evidence to support the valuations derived from such pricing models. Examples of inventory valued utilizing pricing models or other valuation techniques include: OTC derivatives, private equity investments, certain high yield positions, certain mortgage loans and direct real estate investments and non-investment grade retained interests.

        OTC Derivatives    The fair value of the Company's OTC derivative assets and liabilities at February 28, 2003 were $15.9 billion and $11.5 billion, respectively. OTC derivative assets represent the Company's unrealized gains, net of unrealized losses for situations in which the Company has a master netting agreement. Similarly, liabilities represent net amounts owed to counterparties.

        The vast majority of the Company's OTC derivatives are transacted in liquid trading markets for which fair value is determined utilizing pricing models with readily observable market inputs. Examples of such derivatives include: interest rate swaps contracts, TBAs (classified in the above table as other fixed income securities contracts), foreign exchange forward and option contracts in G-7 currencies and equity swap and option contracts on listed securities. However, the determination of fair value for certain less liquid derivatives requires the use of significant estimates and include: certain credit derivatives, equity option contracts greater than 5 years, and certain other complex derivatives utilized by the Company in providing clients with hedging alternatives to unique exposures. The Company strives to limit the use of significant judgment by using consistent pricing assumptions between reporting periods and utilizing observed market data for model inputs whenever possible. As the market for complex products develops, the Company refines its pricing models based upon market experience in order to utilize the most current indicators of fair value.

        Private Equity Investments    The Company's private equity investments of $933 million at February 28, 2003 include both public and private equity positions. The determination of fair value for these investments may require the use of estimates and assumptions as these investments are generally less liquid and often contain trading restrictions. The determination of fair value for private equity investments is based on estimates incorporating valuations which take into account expected cash flows, earnings multiples and/or comparison to similar market transactions. Valuation adjustments are an integral part of pricing these instruments, reflecting consideration of credit quality, concentration risk, sale restrictions and other liquidity factors.

        High Yield    At February 28, 2003, the Company had high yield long and short positions of $4.0 billion and $1.2 billion, respectively. The majority of these positions are valued utilizing broker quotes or listed market prices. In certain instances, when broker quotes or listed prices are not available the Company utilizes prudent judgment in determining fair value which may involve the utilization of analysis of credit spreads associated with pricing of similar instruments, or other valuation techniques.

        Mortgage Loans and Real Estate    The Company is a market leader in mortgage-backed securities trading and mortgage securitizations (both residential and commercial). The Company's inventory of mortgage loans principally represents loans held prior to securitization. In this activity, the Company purchases mortgage loans from loan originators or in the secondary markets and then aggregates pools of mortgages for securitization. The Company records mortgage loans and direct real estate investments at fair value, with related mark-to-market gains and losses recognized in Principal transactions revenues.

        As the Company's inventory of residential loans turns over through sale to securitization trusts rather frequently, such loans are generally valued without the use of significant estimates.

        The Company is also a market leader in the commercial lending and securitization markets. Commercial real estate loans are generally valued based upon an analysis of the loans' carrying value relative to the value of the underlying real estate, known as loan-to-value ratios. As the loan-to-value ratio increases, the fair value of such loan is influenced to a greater extent by a combination of cash flow projections and underlying property values. Approximately $6.7 billion of the Company's commercial real estate loans and direct real estate investments are valued using both cash flow projections as well as underlying property values. The Company utilizes independent appraisals to support management's assessment of the property in determining fair value for these positions.

        In addition, the Company held approximately $0.5 billion of non-investment grade retained interests at February 28, 2003, down from $1.1 billion at November 30, 2002. As these interests primarily represent the junior interests in commercial and residential mortgage securitizations, for which there are not active trading markets, estimates are generally required to be utilized in determining fair value. The Company values these instruments using prudent estimates of expected cash flows, and considers the valuation of similar transactions in the market.

New Accounting Developments

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses accounting and reporting for costs associated with exit or disposal activities including the accounting for certain employee termination benefits, contract termination costs and costs to consolidate facilities or relocate employees. This statement is effective for exit and disposal activities initiated after December 31, 2002. The Company adopted this standard during the first quarter of 2003 and such adoption did not have a material impact to the Company's financial condition or results of operations.

        In November 2002, the FASB issued FIN 45, "Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 requires a guarantor to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. It also provides additional guidance on the disclosure of guarantees. The recognition and measurement provisions are effective for guarantees made or modified after December 31, 2002. The disclosure provisions are effective for fiscal periods ending after December 15, 2002. The Company adopted FIN 45 during the first quarter of 2003, and the adoption did not have a material impact to the Company's financial condition or results of operations.

        On January 17, 2003 the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities—an interpretation of ARB No. 51" ("FIN 46"). This interpretation provides new consolidation accounting guidance for entities involved with special purpose entities. This guidance does not impact the accounting for securitizations transacted through QSPEs. This interpretation will require a primary beneficiary, defined as an entity which participates in either a majority of the risks or rewards of such SPE, to consolidate the SPE. An SPE would not be subject to this interpretation if such entity had sufficient voting equity capital, such that the entity is able to finance its activities without the additional subordinated financial support from other parties. FIN 46 also requires additional disclosures related to involvement with SPEs. The accounting provisions of this interpretation are effective for new transactions executed after January 31, 2003. The interpretation will be effective for all existing transactions with SPEs beginning in the Company's fourth quarter of 2003. While the Company has not yet completed its analysis of the impact of the new interpretation, the Company does not anticipate that the adoption of this interpretation will have a material impact to the Company's financial condition or its results of operations.

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

        Reference is made to Part I, Item 3, Legal Proceedings, in the Form 10-K for a complete description of the proceedings reported therein; only significant subsequent developments in such proceedings, if any, are given below.

Actions Regarding Enron Corporation (reported in the Form 10-K)

        In February 2003, Arthur Andersen LLP filed a third-party petition against LBI, Holdings and other commercial or investment banks. The third-party petition relates to an original petition filed against Anderson in the District Court of Harris County, Texas, 11th Judicial District, by Al Rajhi Investment Corporation BV, making claims for fraud and negligent misrepresentation in connection with allegedly materially misleading public statements concerning Enron's financial condition in connection with a metals sale in which plaintiff allegedly extended $100 million of credit to Enron. The third-party petition seeks assessment of proportionate liability and contribution from LBI, Holdings and the other third-party defendants. The third-party petition alleges that the third-party defendants were involved in creating, structuring, using and managing Enron's special purpose entities ("SPEs"), misrepresented or failed to disclose information regarding the SPEs, made public statements about Enron, financially assisted Enron, assisted Enron in raising money, invested in the SPEs and engaged in transactions involving Enron's assets.

Actions Regarding Frank Gruttadauria (reported in the Form 10-K)

        Another of the cases pending in the United States District Court for the Northern District of Illinois has been compelled to arbitration by order of the court.

WorldCom Bondholders Litigation (reported in the Form 10-K)

        Several individual actions were recently filed in various counties in Mississippi state court by individuals alleging violations of state law by LBI in connection with the 1997, 1998, 2000 and 2001 WorldCom bond offerings. (LBI did not participate in the 1997 and 2001 offerings.) The complaints do not identify the amount of WorldCom bonds purchased and seek compensatory and punitive damages.

ITEM 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

        The following exhibits are filed as part of (or accompany, as indicated below) this Quarterly Report or, where indicated, were heretofore filed and are hereby incorporated by reference:

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
3.06	By-Laws of the Registrant, amended as of October 22, 2002 (incorporated by reference to Exhibit 3.06 to the Registrant's Annual Report on Form 10-K for the fiscal year ended November 30, 2002)
11.01
Computation of Per Share Earnings (omitted in accordance with section (b)(11) of Item 601 of Regulation S-K; the calculation of per share earnings is set forth in Part I, Item 1, in Note 10 to the Consolidated Financial Statements (Earnings Per Common Share))
12.01	Computation of Ratios of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends (filed herewith)
99.01
Statement of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (included herewith) (This statement accompanies this Report in accordance with the Sarbanes-Oxley Act of 2002 and Commission Release No. 34-47551 and shall not be deemed "filed" with the Commission for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.)

99.02	Statement of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (included herewith) (This statement accompanies this Report in accordance with the Sarbanes-Oxley Act of 2002 and Commission Release No. 34-47551 and shall not be deemed "filed" with the Commission for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.)

(b)  Reports on Form 8-K

        The following Current Reports on Form 8-K were filed during the fiscal quarter for which this Report is filed:

  1.
  Form 8-K dated December 11, 2002, Item 7.

  2.
  Form 8-K dated December 19, 2002, Items 5 and 7
Financial Statements:
Exhibit 99.2	Selected Statistical Information (Preliminary and Unaudited)
Exhibit 99.3	Consolidated Statement of Income (Three Months Ended November 30, 2002 and 2001) (Preliminary and Unaudited)
Exhibit 99.4	Consolidated Statement of Income (Twelve Months Ended November 30, 2002 and 2001) (Preliminary and Unaudited)
Exhibit 99.5	Segment Net Revenue Information (Three and Twelve Months Ended November 30, 2002 and 2001) (Preliminary and Unaudited)
  3.
  Form 8-K dated December 23, 2002, Item 7.

  4.
  Form 8-K dated December 23, 2002, Item 5.

  5.
  Form 8-K dated January 9, 2003, Items 5 and 7
Financial Statements:
Exhibit 99.2	Selected Statistical Information (Preliminary and Unaudited)
Exhibit 99.3	Consolidated Statement of Income (Three Months Ended November 30, 2002 and 2001) (Preliminary and Unaudited)
Exhibit 99.4	Consolidated Statement of Income (Twelve Months Ended November 30, 2002 and 2001 (Preliminary and Unaudited)

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEHMAN BROTHERS HOLDINGS INC. (Registrant)
Date: April 14, 2003	By:	/s/ DAVID GOLDFARB Chief Financial Officer and Executive Vice President (principal financial and accounting officer)

[THIS PAGE INTENTIONALLY LEFT BLANK]

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

Date: April 14, 2003
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

Date: April 14, 2003
/s/ DAVID GOLDFARB David Goldfarb Chief Financial Officer and Executive Vice President

EXHIBIT INDEX

Exhibit No.	Exhibit
Exhibit 12.01	Computation of Ratios of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends
Exhibit 99.01	Statement of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 99.02	Statement of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

QuickLinks

CONTENTS
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