Form 10-Q
period 2003-05-31
LEHMAN BROTHERS HOLDINGS INC
filed 2003-07-15
CIK 806085

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2003
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-9466

Lehman Brothers Holdings Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3216325 (I.R.S. Employer Identification No.)
745 Seventh Avenue New York, New York (Address of principal executive offices)	10019 (Zip Code)
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

        As of June 30, 2003, 241,910,856 shares of the Registrant's Common Stock, par value $0.10 per share, were outstanding.

LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED MAY 31, 2003

CONTENTS

[THIS PAGE INTENTIONALLY LEFT BLANK]

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

        In addition, Holdings currently makes available on http://www.lehman.com its most recent annual report on Form 10-K, its quarterly reports on Form 10-Q for the current fiscal year, its most recent proxy statement and its most recent annual report to shareholders, although in some cases these documents are not available on that site as soon as they are available on the SEC's site. You will need to have on your computer the Adobe® Acrobat® Reader® software to view these documents, which are in the.PDF format. If you do not have Adobe Acrobat, a link to Adobe Systems Incorporated's internet site, from which you can download the software, is provided.

LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
PART I—FINANCIAL INFORMATION

ITEM 1    Financial Statements

LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
CONSOLIDATED STATEMENT of INCOME
(Unaudited)
(In millions, except per share data)

	Three months ended
	May 31 2003	May 31 2002
Revenues
Principal transactions	$1,275	$627
Investment banking	432	465
Commissions	299	332
Interest and dividends	2,445	2,910
Other	19	13

Total revenues	4,470	4,347
Interest expense	2,179	2,684

Net revenues	2,291	1,663

Non-interest expenses
Compensation and benefits	1,168	848
Technology and communications	147	142
Brokerage and clearance fees	90	76
Occupancy	73	71
Professional fees	41	34
Business development	37	40
Other	30	16
Real estate reconfiguration	77	—

Total non-interest expenses	1,663	1,227

Income before taxes and dividends on trust securities	628	436
Provision for income taxes	173	126
Dividends on trust securities	18	14

Net income	$437	$296

Net income applicable to common stock	$426	$285

Earnings per common share
Basic	$1.76	$1.16

Diluted	$1.67	$1.08

See notes to consolidated financial statements.

LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
CONSOLIDATED STATEMENT of INCOME
(Unaudited)
(In millions, except per share data)

	Six months ended
	May 31 2003	May 31 2002
Revenues
Principal transactions	$2,043	$1,196
Investment banking	803	935
Commissions	561	621
Interest and dividends	5,132	5,796
Other	31	25

Total revenues	8,570	8,573
Interest expense	4,568	5,304

Net revenues	4,002	3,269

Non-interest expenses
Compensation and benefits	2,041	1,667
Technology and communications	290	264
Brokerage and clearance fees	176	151
Occupancy	155	140
Professional fees	70	54
Business development	69	74
Other	59	43
Real estate reconfiguration	77	—

Total non-interest expenses	2,937	2,393

Income before taxes and dividends on trust securities	1,065	876
Provision for income taxes	295	254
Dividends on trust securities	32	28

Net income	$738	$594

Net income applicable to common stock	$716	$547

Earnings per common share
Basic	$2.96	$2.23

Diluted	$2.81	$2.07

See notes to consolidated financial statements.

LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
CONSOLIDATED STATEMENT of FINANCIAL CONDITION
(Unaudited)
(In millions)

	May 31 2003	November 30 2002
ASSETS
Cash and cash equivalents	$4,998	$3,699
Cash and securities segregated and on deposit for regulatory and other purposes	3,692	2,803
Securities and other financial instruments owned (includes $30,564 at May 31, 2003 and $22,211 at November 30, 2002 pledged as collateral)	131,091	119,278
Collateralized agreements:
Securities purchased under agreements to resell	112,824	94,341
Securities borrowed	23,702	20,497
Receivables:
Brokers, dealers and clearing organizations	6,994	3,775
Customers	11,554	8,279
Others	1,601	1,910
Property, equipment and leasehold improvements (net of accumulated depreciation and amortization of $773 in 2003 and $590 in 2002)	2,190	2,075
Other assets	3,529	3,466
Excess of cost over fair value of net assets acquired (net of accumulated amortization of $158 in 2003 and $155 in 2002)	235	213

Total assets	$302,410	$260,336

See notes to consolidated financial statements.

LIABILITIES AND STOCKHOLDERS' EQUITY
Commercial paper and short-term debt	$2,499	$2,369
Securities and other financial instruments sold but not yet purchased	74,104	69,034
Collateralized financing:
Securities sold under agreements to repurchase	112,458	94,725
Securities loaned	10,257	8,137
Other secured borrowings	8,134	11,844
Payables:
Brokers, dealers and clearing organizations	6,340	1,787
Customers	27,508	17,477
Accrued liabilities and other payables	6,935	6,633
Long-term debt:
Senior notes	41,225	36,283
Subordinated indebtedness	2,305	2,395

Total liabilities	291,765	250,684

Commitments and contingencies
Trust issued securities subject to mandatory redemption	1,010	710
STOCKHOLDERS' EQUITY
Preferred stock	700	700
Common stock, $0.10 par value; Shares authorized: 600,000,000 in 2003 and 2002; Shares issued: 260,633,589 in 2003 and 258,791,416 in 2002; Shares outstanding: 242,422,322 in 2003 and 231,131,043 in 2002	26	25
Additional paid-in capital	3,412	3,628
Accumulated other comprehensive income (net of tax)	(2)	(13)
Retained earnings	6,262	5,608
Other stockholders' equity, net	607	949
Common stock in treasury, at cost: 18,211,267 shares in 2003 and 27,660,373 shares in 2002	(1,370)	(1,955)

Total stockholders' equity	9,635	8,942

Total liabilities and stockholders' equity	$302,410	$260,336

See notes to consolidated financial statements.

LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
CONSOLIDATED STATEMENT of CASH FLOWS
(Unaudited)
(In millions)

	Six Months Ended
	May 31 2003	May 31 2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$738	$594
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	153	119
Tax benefit from issuance of stock-based awards	147	96
Amortization of deferred stock compensation	238	256
Real estate reconfiguration charge	77	—
Other adjustments	(8)	26
Net change in:
Cash and securities segregated and on deposit	(889)	1,353
Securities and other financial instruments owned	(9,941)	(6,280)
Securities borrowed	(3,205)	(10,615)
Other secured borrowings	(3,710)	(694)
Receivables from brokers, dealers and clearing organizations	(3,219)	1,758
Receivables from customers	(3,275)	4,755
Securities and other financial instruments sold but not yet purchased	5,070	12,844
Securities loaned	2,120	(1,048)
Payables to brokers, dealers and clearing organizations	4,553	(543)
Payables to customers	10,031	187
Accrued liabilities and other payables	280	(526)
Other operating assets and liabilities, net	167	(222)

Net cash provided by (used in) operating activities	(673)	2,060

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of senior notes	8,019	3,133
Principal payments of senior notes	(4,880)	(4,706)
Proceeds from issuance of subordinated indebtedness	132	—
Principal payments of subordinated indebtedness	(282)	(267)
Proceeds from the issuance of trust issued securities	300	—
Net payments for commercial paper and short-term debt	130	(1,410)
Resale agreements net of repurchase agreements	(750)	1,627
Payments for treasury stock purchases	(548)	(536)
Issuance of treasury stock	154	111
Dividends paid or accrued	(80)	(91)
Issuances of common stock	38	30

Net cash provided by (used in) financing activities	2,233	(2,109)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, equipment and leasehold improvements, net	(235)	(311)
Acquisition, net of cash acquired	(26)	(31)

Net cash used in investing activities	(261)	(342)

Net change in cash and cash equivalents	1,299	(391)

Cash and cash equivalents, beginning of period	3,699	2,561

Cash and cash equivalents, end of period	$4,998	$2,170

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (in millions)
Interest paid totaled $4,563 and $5,367 for the six months ended May 31, 2003 and May 31, 2002, respectively.
Income taxes paid totaled $357 and $199 for the six months ended May 31, 2003 and May 31, 2002, respectively.

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

2.     Real Estate Reconfiguration Charge:

        The Company's second quarter of 2003 results include a $77 million pre-tax real estate charge ($45 million after-tax). This charge represents an adjustment of the real estate charge taken in the fourth quarter of 2002 and reflects the further deterioration in the sublease market for properties in New York and London since the fourth quarter of 2002.

3.     Long-Term Debt:

        During the six months ended May 31, 2003, the Company issued $8,151 million of long-term debt of which $8,019 million were senior notes and $132 million were subordinated notes. These issuances were primarily utilized to refinance current maturities of long-term debt in 2003 and to increase total capital (stockholders' equity, long-term debt and trust issued securities subject to mandatory redemption). The Company believes that total capital is a useful measurement of the Company's financial strength.

        The Company had $5,162 million of long-term debt ($4,880 million of senior notes and $282 million of subordinated notes) mature during the six months ended May 31, 2003. Long-term debt at May 31, 2003 scheduled to mature within one year totaled $6,693 million.

4.     Capital Requirements:

        The Company operates globally through a network of subsidiaries, with several subject to regulatory requirements. In the United States, LBI, as a registered broker-dealer, is subject to SEC Rule 15c3-1, the

Net Capital Rule, which requires LBI to maintain net capital of not less than the greater of 2% of aggregate debit items arising from customer transactions, as defined, or 4% of funds required to be segregated for customers' regulated commodity accounts, as defined. At May 31, 2003, LBI's regulatory net capital, as defined, of $1,675 million exceeded the minimum requirement by $1,432 million.

        Lehman Brothers International (Europe) ("LBIE"), a United Kingdom registered broker-dealer and subsidiary of Holdings, is subject to the capital requirements of the Financial Services Authority ("FSA") of the United Kingdom. Financial resources, as defined, must exceed the total financial resources requirement of the FSA. At May 31, 2003, LBIE's financial resources of approximately $2,827 million exceeded the minimum requirement by approximately $874 million. Lehman Brothers Japan Inc.'s Tokyo branch, a regulated broker-dealer, is subject to the capital requirements of the Financial Services Agency and at May 31, 2003, had net capital of approximately $429 million which was approximately $170 million in excess of the specified levels required. Lehman Brothers Bank, FSB (the "Bank"), the Company's thrift subsidiary, is regulated by the Office of Thrift Supervision ("OTS"). The Bank exceeds all regulatory capital requirements and is considered well capitalized by the OTS. Certain other non-U.S. subsidiaries are subject to various securities, commodities and banking regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. At May 31, 2003, these other subsidiaries were in compliance with their applicable local capital adequacy requirements. In addition, the Company's "AAA" rated derivatives subsidiaries, Lehman Brothers Financial Products Inc. ("LBFP") and Lehman Brothers Derivative Products Inc. ("LBDP"), have established certain capital and operating restrictions which are reviewed by various rating agencies. At May 31, 2003, LBFP and LBDP each had capital which exceeded the requirements of the rating agencies.

        The regulatory rules referred to above, and certain covenants contained in various debt agreements, may restrict Holdings' ability to withdraw capital from its regulated subsidiaries, which in turn could limit its ability to pay dividends to shareholders.

5.     Derivative Financial Instruments:

        In the normal course of business, the Company enters into derivative transactions both in a trading capacity and as an end-user. The Company's derivative activities (both trading and end-user) are recorded at fair value on the Consolidated Statement of Financial Condition. As an end user, the Company utilizes derivatives to modify the market risk exposures of certain assets and liabilities. In this regard, the Company primarily enters into fair value hedges utilizing interest rate swaps to convert a substantial portion of the Company's fixed rate long-term debt and certain term fixed rate secured financing activities to a floating interest rate. The ineffective portion of the fair value hedges was included in Interest expense on the Consolidated Statement of Income and was immaterial for the three and six months ended May 31, 2003 and 2002.

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

        Unrealized gains and losses on derivative contracts are recorded on a net basis on the Consolidated Statement of Financial Condition for those transactions with counterparties executed under a legally enforceable master netting agreement and are netted across products when such provisions are stated in the master netting agreement. Listed in the following table is the fair value of the Company's trading-related derivative activities. Assets and liabilities represent net unrealized gains (amounts receivable from counterparties) and net unrealized losses (amounts payable to counterparties), respectively.

	Fair Value* May 31, 2003		Fair Value* November 30, 2002
(in millions)
	Assets	Liabilities	Assets	Liabilities
Interest rate, currency and credit default swaps and options (including caps, collars and floors)	$13,054	$8,695	$9,046	$7,087
Foreign exchange forward contracts and options	2,120	2,064	814	1,157
Other fixed income securities contracts (including futures contracts, options and TBAs)	1,565	860	602	215
Equity contracts (including equity swaps, warrants and options)	3,265	1,821	3,400	1,667

Total	$20,004	$13,440	$13,862	$10,126

*
Amounts represent carrying value (exclusive of collateral) and do not include receivables or payables related to exchange-traded futures contracts.

        Assets included in the table above represent the Company's net receivable/payable for derivative financial instruments before consideration of collateral. Included within the $20,004 million fair value of assets at May 31, 2003 was $19,196 million related to swaps and other over-the-counter ("OTC") contracts and $808 million related to exchange-traded option and warrant contracts. Included within the $13,862 million fair value of assets at November 30, 2002 was $12,846 million related to swaps and other OTC contracts and $1,016 million related to exchange-traded option and warrant contracts.

        With respect to OTC contracts, including swaps, the Company views its net credit exposure to be $11,959 million at May 31, 2003, representing the fair value of the Company's OTC contracts in an unrealized gain position, after consideration of collateral. Presented below is an analysis of the Company's net credit exposure at May 31, 2003 for OTC contracts based upon actual ratings made by external rating agencies or by equivalent ratings established and utilized by the Company's Credit Risk Management Department.

Counterparty Risk Rating	S&P/Moody's Equivalent	Net Credit Exposure
1	AAA/Aaa	15%
2	AA-/Aa3 or higher	28%
3	A-/A3 or higher	35%
4	BBB-/Baa3 or higher	17%
5	BB-/Ba3 or higher	4%
6	B+/B1 or lower	1%

        The Company's net credit exposure from OTC contracts, by maturity, is set forth below:

Counterparty Risk Rating	Less Than 1 Year	1-5 Years	5-10 Years	Greater than 10 Years	Total
1	4%	3%	4%	4%	15%
2	8%	5%	7%	8%	28%
3	12%	8%	6%	9%	35%
4	6%	4%	2%	5%	17%
5	1%	1%	1%	1%	4%
6	1%	—	—	—	1%

Total	32%	21%	20%	27%	100%

        The Company is also subject to credit risk related to its exchange-traded derivative contracts. Exchange-traded contracts, including futures and certain options, are transacted directly on the exchange. To protect against the potential for a default, all exchange clearinghouses impose net capital requirements for their membership. Additionally, exchange clearinghouses require counterparties to futures contracts to post margin upon the origination of the contracts and for any changes in the market value of the contracts on a daily basis (certain foreign exchanges provide for settlement within three days). Therefore, the potential for credit losses from exchange-traded products is limited.

        For a further discussion of the Company's derivative related activities, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations—Off-Balance Sheet Arrangements—Derivatives" and the Notes 1 and 15 to the 2002 Consolidated Financial Statements, incorporated by reference in the Form 10-K.

6.     Securitizations:

        The Company is a market leader in mortgage- and asset-backed securitizations and other structured financing arrangements. In connection with these activities, the Company utilizes special purpose entities principally for (but not limited to) the securitization of commercial and residential mortgages, home equity loans, government and corporate bonds, and lease and trade receivables. The Company derecognizes financial assets transferred in securitizations provided that the Company has relinquished control over such assets. The Company may retain an interest in the financial assets it securitizes ("retained interests"), which may include assets in the form of residual interests in the special purpose entities established to facilitate the securitization. Any retained interests are included in Securities and other financial instruments owned (principally Mortgages and mortgage-backed) on the Consolidated Statement of Financial Condition. For further information regarding the accounting for securitization transactions, see Notes 1 and 16 to the 2002 Consolidated Financial Statements, incorporated by reference in the Form 10-K. During the six months ended May 31, 2003 and 2002, the Company securitized approximately $76 billion and $60 billion of financial assets, including: $63.7 billion and $43.4 billion of residential mortgages, $4.2 billion and $4.4 billion of commercial mortgages, and $7.6 billion and $12.2 billion of other asset-backed financial instruments, respectively.

        As of May 31, 2003 and November 30, 2002, the Company had approximately $654 million and $1,060 million, respectively, of non-investment grade retained interests from its securitization activities (principally junior security interests in securitizations) including $347 million of residential mortgages,

$198 million of other asset-backed financial instruments and $109 million of commercial mortgages as of May 31, 2003; and $350 million of residential mortgages, $200 million of other asset-backed financial instruments and $510 million of commercial mortgages as of November 30, 2002. The Company records its trading assets on a mark-to-market basis, including those assets held prior to securitization, as well as any retained interests post securitization. Mark-to-market gains or losses are recorded in Principal transactions on the Consolidated Statement of Income. Fair value is determined based upon listed market prices, if available. When market prices are not available, fair value is determined based on valuation pricing models which take into account relevant factors such as discount, credit and prepayment assumptions, and also considers comparisons to similar market transactions.

        The tables below outline the key economic assumptions used in measuring the fair value of retained interests:

At May 31, 2003:	Residential Mortgages	Other Asset-Backed	Commercial Mortgages
Weighted-average life	2 years	10 years	1 year
Annual prepayment rate	15–80 CPR	8–39 CPR	0–15 CPR
Credit loss assumption	.5–6%	3–12%	2–27%
Weighted-average discount rate	19%	5%	16%
At November 30, 2002:	Residential Mortgages	Other Asset-Backed	Commercial Mortgages
Weighted-average life	3 years	5 years	1 year
Annual prepayment rate	4–65 CPR	8–15 CPR	0–15 CPR
Credit loss assumption	.5–6%	3–10%	2–17%
Weighted-average discount rate	17%	5%	20%

        The tables below outline the sensitivity of the fair value of the retained interests to immediate 10% and 20% adverse changes in the above assumptions:

	At May 31, 2003			At November 30, 2002
(in millions)	Residential Mortgages	Other Asset- Backed	Commercial Mortgages	Residential Mortgages	Other Asset- Backed	Commercial Mortgages
Prepayment speed:
Impact of 10% adverse change	$2	$—	$—	$4	$1	$—
Impact of 20% adverse change	$6	$—	$—	$8	$2	$—

Assumed credit losses:
Impact of 10% adverse change	$15	$11	$8	$17	$12	$—
Impact of 20% adverse change	$31	$21	$9	$33	$24	$12

Discount rate:
Impact of 10% adverse change	$15	$13	$—	$17	$12	$—
Impact of 20% adverse change	$30	$26	$—	$34	$24	$—

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

        The following table summarizes cash flows from securitization trusts for the six months ended May 31, 2003:

	Six months ended May 31, 2003
(in millions)	Residential Mortgages	Other Asset- Backed	Commercial Mortgages
Cash flows received on retained interests	$96	$68	$4

7.     Financial Instruments:

        Securities and other financial instruments owned and Securities and other financial instruments sold but not yet purchased are recorded at fair value and are comprised of the following:

(in millions)	May 31 2003	November 30 2002
Securities and other financial instruments owned:
Mortgages and mortgage backed	$37,367	$34,431
Government and agencies	30,509	28,543
Derivatives and other contractual agreements	20,004	13,862
Corporate debt and other	18,712	15,620
Corporate equities	21,622	21,252
Certificates of deposit and other money market instruments	2,877	5,570

	$131,091	$119,278

Securities and other financial instruments sold but not yet purchased:
Government and agencies	$42,346	$40,852
Derivatives and other contractual agreements	13,440	10,126
Corporate debt and other	6,395	8,927
Corporate equities	11,923	9,129

	$74,104	$69,034

8.     Securities Pledged as Collateral:

        The Company enters into secured borrowing and lending transactions to finance trading inventory positions, obtain securities for settlement and meet customers' needs. The Company receives collateral in connection with resale agreements, securities borrowed transactions, customer margin loans and certain other loans. The Company is generally permitted to sell or repledge these securities held as collateral and use the securities to secure repurchase agreements, enter into securities lending transactions or deliver to counterparties to cover short positions. The Company carries secured financing agreements for financial reporting purposes on a net basis when permitted under the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 41, "Offsetting of Amounts Related to Certain Repurchase and Reverse Repurchase Agreements" ("FIN 41").

        At May 31, 2003 and November 30, 2002, the fair value of securities received as collateral and securities owned that have not been sold, repledged or otherwise encumbered totaled approximately $64 billion and $51 billion, respectively. At May 31, 2003 and November 30, 2002, the gross fair value of securities received as collateral where the Company was permitted to sell or repledge the securities was approximately $388 billion and $345 billion, respectively. Of this collateral, approximately $370 billion and $338 billion at May 31, 2003 and November 30, 2002, respectively, has been sold or repledged, generally as collateral under repurchase agreements or to cover securities and other financial instruments sold but not yet purchased. Included in the $388 billion and $345 billion at May 31, 2003 and November 30, 2002 above, the Company had pledged securities, primarily fixed income, having a market value of approximately $55.8 billion and $41.6 billion, respectively, as collateral for securities borrowed having a market value of approximately $54.9 billion and $40.6 billion, respectively.

        The Company also pledges its own assets, principally to collateralize certain financing arrangements. These pledged securities, where the counterparty has the right, by contract or custom, to rehypothecate the financial instruments are classified as Securities and other financial instruments owned, pledged as collateral, on the Consolidated Statement of Financial Condition as required by Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", ("SFAS 140").

        The carrying value of securities and other financial instruments owned that have been pledged to counterparties where those counterparties do not have the right to sell or repledge were approximately $35 billion and $39 billion at May 31, 2003 and November 30, 2002, respectively.

9.     Other Commitments and Contingencies:

        In the normal course of business the Company enters into various commitments and guarantees, including lending commitments to high grade and high yield borrowers, liquidity commitments and other guarantees. In all instances, the Company marks-to-market these commitments and guarantees with changes in fair value recognized in Principal transactions on the Consolidated Statement of Income.

Lending Related Commitments

        In connection with its financing activities, the Company had outstanding commitments under certain lending arrangements of approximately $4.2 billion and $1.5 billion at May 31, 2003 and November 30, 2002, respectively. These commitments require borrowers to provide acceptable collateral, as defined in the agreements, when amounts are drawn under the lending facilities. Advances made under the above lending arrangements are typically at variable interest rates and generally provide for over-collateralization based upon the borrowers' creditworthiness. In addition, at May 31, 2003, the Company had commitments to enter into forward starting, secured reverse repurchase and repurchase agreements, of $74.2 billion and $55.2 billion, respectively, as compared to $89.9 billion and $50.3 billion, respectively, at November 30, 2002. These are principally secured by government and government agency obligations.

        The Company, through its high grade and high yield sales, trading and underwriting activities, makes commitments to extend credit in loan syndication transactions. The Company utilizes various hedging and funding strategies to actively manage its market, credit and liquidity exposures on these commitments. In addition, total commitments are not indicative of actual risk or funding requirements, as the commitments may not be drawn or fully utilized. These commitments and any related drawdowns of these facilities typically have fixed maturity dates and are contingent upon certain representations, warranties and contractual conditions applicable to the borrower.

        The Company had credit risk associated with lending commitments to investment grade borrowers (after consideration of hedges) of $3.1 billion and $3.2 billion at May 31, 2003 and November 30, 2002, respectively. In addition, the Company had credit risk associated with lending commitments to non-investment grade borrowers (after consideration of hedges) of $1.8 billion and $1.7 billion at May 31, 2003 and November 30, 2002, respectively. Before consideration of hedges, the Company had commitments to investment and non-investment grade borrowers of $7.8 billion and $2.0 billion as compared to $7.1 billion and $1.8 billion at May 31, 2003 and November 30, 2002, respectively. The Company had available undrawn borrowing facilities with third parties of approximately $5.3 billion and $5.2 billion at May 31, 2003 and November 30, 2002, respectively, which can be drawn upon to provide funding for these commitments. These funding facilities contain limits for certain concentrations of counterparty, industry or credit ratings of the underlying loans.

        In addition, the Company provided high yield contingent commitments related to acquisition financing of approximately $1.6 billion and $2.8 billion at May 31, 2003 and November 30, 2002, respectively. The Company's intent is, and its past practice has been, to sell down significantly all the credit risk associated with these loans, if closed, through loan syndications consistent with the Company's credit facilitation framework. These commitments are not indicative of the Company's actual risk as the borrowers' ability to draw is subject to there being no material adverse change in either market conditions or the borrowers' financial condition, among other factors. In addition, these commitments contain certain flexible pricing features in order to further adjust for changing market conditions.

        At May 31, 2003 and November 30, 2002, the Company had commitments to invest up to $398 million and $672 million, respectively, directly and through partnerships in private equity related investments. These commitments will be funded as required, in whole or in part, through the end of the respective investment periods, principally expiring in 2004.

Other Commitments and Guarantees

        In accordance with FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), the Company is required to disclose certain guarantees, including derivative contracts that require the Company to make payments to a counterparty based on changes on an underlying instrument or index (e.g., security prices, interest rates, and currency rates). Derivatives that meet the FIN 45 definition of a guarantee include credit default swaps, written put options, written foreign exchange ("FX") options and written interest rate caps and floors. According to FIN 45, derivatives are not considered guarantees if such contracts are cash settled and the Company has no basis to determine that it is probable that the derivative counterparty held the related underlying instrument. Accordingly, if these conditions were met, the Company has not included such derivatives contracts in its guarantee disclosures.

        At May 31, 2003, the maximum payout value of derivative contracts deemed to meet the FIN 45 definition of a guarantee was approximately $270 billion. For purposes of determining maximum payout, notional values were utilized; however, the Company believes that the fair value of these contracts is a more relevant measure of these obligations. At May 31, 2003, the fair value of such derivative contracts approximated $9.6 billion. The Company believes that the notional amounts greatly overstate the Company's expected payout. In addition, all amounts included above are before consideration of hedging transactions. These derivative contracts are generally highly liquid and the Company has substantially mitigated its risk on these contracts through hedges, such as other derivative contracts and/or cash instruments. The Company manages risk associated with derivative guarantees consistent with the Company's global risk management policies. The Company records derivative contracts, including those considered to be guarantees under FIN 45, on a fair value basis with related gains/losses recognized in Principal transactions on the Consolidated Statement of Income.

        The Company had liquidity commitments of approximately $3.6 billion related to trust certificates backed by investment grade municipal securities at May 31, 2003, as compared to $4.4 billion at November 30, 2002. The Company's obligation under such liquidity commitments is generally less than one year and is typically further limited by the fact that the Company's obligation ceases if the underlying assets are downgraded below investment grade or default. In addition, the Company had certain other commitments and guarantees associated with special purpose entities of approximately $3.0 billion at May 31, 2003, as compared to $5.0 billion at November 30, 2002, respectively. These commitments and guarantees consist of liquidity facilities and other default protection to investors, which are principally overcollateralized with investment grade collateral.

        As of May 31, 2003 and November 30, 2002, the Company was contingently liable for $0.8 billion letters of credit, primarily used to provide collateral for securities and commodities borrowed and to satisfy margin deposits at option and commodity exchanges.

        In the normal course of business, the Company provides guarantees to securities clearinghouses and exchanges. These guarantees are generally required under the standard membership agreements, such that members are required to guarantee the performance of other members. To mitigate these performance risks, the exchanges and clearinghouses often require members to post collateral. The Company's obligation under such guarantees could exceed the collateral amounts posted; however, the potential for the Company to be required to make payments under such guarantees is deemed remote.

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

Litigation

        In the normal course of business, the Company has been named a defendant in a number of lawsuits and other legal proceedings. After considering all relevant facts and established reserves, in the opinion of the Company such litigation will not, in the aggregate, have a material adverse effect on the Company's consolidated financial position or cash flows, but may be material to the Company's operating results for any particular period, depending on the level of income for such period.

Other Off-Balance Sheet Arrangements

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

        With respect to CDO transactions, in which a diversified portfolio of securities and/or loans is owned by a SPE and managed by an independent asset manager, the Company's role is principally limited to acting as structuring and placement agent, warehouse provider, underwriter and market maker in the related CDO securities. In a typical CDO, at the direction of the asset manager, the Company will warehouse securities or loans on its balance sheet pending the transfer to the SPE once the permanent financing is completed in the capital markets. During the second quarter of 2003, the Company acted as warehouse provider and underwriter for approximately $301 million of CDO transactions. At May 31, 2003 the Company did not have any significant continuing involvement in the CDOs arranged by the Company other than acting as market maker, and as such the Company is not required to consolidate the transactions.

        The Company is a dealer in credit default swaps and, as such, makes a market in buying and selling credit protection on single issuers as well as on portfolios of credit exposures. One of the mechanisms used by the Company to mitigate credit risk is synthetic credit transactions entered into with SPEs. In these transactions, the Company purchases credit protection in the form of a credit default swap from the SPE on referenced obligations (single issuer or portfolio). The Company pays a premium to the SPE for this protection and is secured by high quality collateral purchased by the SPE. Third party investors in these SPEs are subject to default risk associated with the referenced obligations under the default swap as well as credit risk to the assets held by the SPE. The Company's maximum loss associated with its involvement with such synthetic credit transactions is the fair value of the Company's credit default swaps with such SPEs which approximated $900 million at May 31, 2003 (while this amount represents the maximum loss the Company could potentially lose on such agreements, it is highly unlikely since the underlying collateral held by the SPEs was $7.7 billion and was investment grade quality).

        The Company also enters into certain structured financing transactions with SPEs to facilitate customers' investment and/or funding needs. The Company's involvement in these transactions is generally limited to providing liquidity or other default protection to investors. At May 31, 2003 and November 30, 2002, the Company had approximately $3.0 billion and $5.0 billion, respectively, of such commitments, which represented the Company's maximum loss; however, the Company's expected exposure for these commitments is significantly less as these commitments were principally overcollateralized with investment grade collateral.

        In January 2003, the FASB issued FIN 46. This interpretation provides consolidation accounting guidance for entities involved with SPEs. This guidance does not impact the accounting for securitizations transacted through QSPEs, but rather will replace EITF Topic D-14 as it is applied to non-QSPEs. This interpretation will require a primary beneficiary, defined as an entity which participates in either a majority of the risks or rewards of such SPE, to consolidate the SPE. An SPE would not be subject to this interpretation if such entity has sufficient voting equity capital (presumed to require that total voting equity is at least 10% of total assets), such that the entity is able to finance its activities without the additional subordinated financial support from other parties. The interpretation became effective for all new transactions after January 31, 2003 and will be effective for all other existing transactions with SPEs beginning in the Company's fourth quarter of 2003. While the Company has not yet completed its analysis of the impact of the new interpretation, the Company does not anticipate that the adoption of this interpretation will have a material impact to the Company's financial condition or its results of operations.

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

LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS

The Company's segment information for the three and six months ended May 31, 2003 and May 31, 2002 is prepared utilizing the following methodologies:

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

Segments (Three Months Ended):

(in millions)	Investment Banking	Capital Markets	Client Services	Total
May 31, 2003
Gross Revenues	$426	$3,808	$236	$4,470
Interest Expense	—	2,172	7	2,179

Net Revenue	426	1,636	229	2,291

Depreciation and Amortization Expense	12	55	8	75
Other Expenses (1)	333	1,015	163	1,511

Income Before Taxes (1)(2)	$81	$566	$58	$705

Segment Assets (billions)	$1.6	$294.9	$5.9	$302.4

(1)
Excludes the impact of the $77 million pre-tax real estate charge

(2)
Before dividends on trust issued securities

(in millions)	Investment Banking	Capital Markets	Client Services	Total
May 31, 2002
Gross Revenues	$454	$3,680	$213	$4,347
Interest Expense	—	2,680	4	2,684

Net Revenue	454	1,000	209	1,663

Depreciation and Amortization Expense	10	52	5	67
Other Expenses	337	668	155	1,160

Income Before Taxes (1)	$107	$280	$49	$436

Segment Assets (billions)	$1.6	$261.9	$4.3	$267.8

(1)
Before dividends on trust issued securities

Segments (Six Months Ended):

(in millions)	Investment Banking	Capital Markets	Client Services	Total
May 31, 2003
Gross Revenues	$792	$7,360	$418	$8,570
Interest Expense	—	4,557	11	4,568

Net Revenue	792	2,803	407	4,002

Depreciation and Amortization Expense	28	107	18	153
Other Expenses (1)	623	1,788	296	2,707

Income Before Taxes (1)(2)	$141	$908	$93	$1,142

Segment Assets (billions)	$1.6	$294.9	$5.9	$302.4

(1)
Excludes the impact of the $77 million pre-tax real estate charge

(2)
Before dividends on trust issued securities

(in millions)	Investment Banking	Capital Markets	Client Services	Total
May 31, 2002
Gross Revenues	$913	$7,239	$421	$8,573
Interest Expense	—	5,294	10	5,304

Net Revenue	913	1,945	411	3,269

Depreciation and Amortization Expense	18	91	10	119
Other Expenses	670	1,298	306	2,274

Income Before Taxes (1)	$225	$556	$95	$876

Segment Assets (billions)	$1.6	$261.9	$4.3	$267.8

(1)
Before dividends on trust issued securities

The following are net revenues by geographic region:

	Three Months Ended		Six Months Ended
(in millions)	May 31 2003	May 31 2002	May 31 2003	May 31 2002
U.S.	$1,706	$1,105	$2,825	$2,188
Europe	416	428	846	845
Asia Pacific	169	130	331	236

Total	$2,291	$1,663	$4,002	$3,269

11.   Earnings Per Common Share:

        Earnings per share was calculated as follows:

	Three Months Ended		Six Months Ended
(in millions, except for per share data)	May 31 2003	May 31 2002	May 31 2003	May 31 2002
Numerator:
Net income	$437	$296	$738	$594
Preferred stock dividends	(11)	(11)	(22)	(47)

Numerator for basic and diluted earnings per share-income available to common stockholders	$426	$285	$716	$547

Denominator:
Denominator for basic earnings per share-weighted-average shares	242.3	245.8	242.1	245.5
Effect of dilutive securities:
Employee stock options	11.4	13.7	10.5	14.4
Employee restricted stock units	2.1	4.0	1.8	4.5

Dilutive potential common shares	13.5	17.7	12.3	18.9

Denominator for diluted earnings per share-adjusted weighted-average shares	255.8	263.5	254.4	264.4

Basic earnings per share	$1.76	$1.16	$2.96	$2.23

Diluted earnings per share	$1.67	$1.08	$2.81	$2.07

12.   Stock Compensation

The Company accounts for stock-based compensation in accordance with the intrinsic value-based method rather than the fair value method in SFAS No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"). The disclosure requirements of SFAS 123 require companies which elect not to record the fair value of stock-based compensation awards on the Consolidated Statement of Income to provide pro-forma disclosures of net income and earnings per share as if the fair value of stock- based compensation had been recorded. Had the Company adopted the provisions of SFAS 123 and elected the retroactive alternative to SFAS 123 in which all employee stock awards are recognized at fair value, the Company would have recognized additional pre-tax compensation expense of $63 million and $32 million for the three months ended May 31, 2003 and 2002, respectively and $127 million and $65 million for the first six months of 2003 and 2002, respectively. Net income would have decreased by $36 million and $18 million for the three months ended May 31, 2003 and 2002, respectively and $72 million and $37 million for the first six months of 2003 and 2002, respectively. As the Company already recognizes compensation expense for the fair value of restricted stock units, net income has already been reduced by approximately $73 million and $79 million for these awards for the three months ended May 31, 2003 and 2002, respectively, and $137 million and $147 million for the first six months of 2003 and 2002, respectively.

The following table represents the proforma effects of adopting SFAS 123 under the retroactive method. These proforma amounts do not include the impacts of 2003 stock option awards not yet granted.

	Three Months Ended		Six Months Ended
(in millions, except for per share data)	May 31 2003	May 31 2002	May 31 2003	May 31 2002
Net income, as reported	$437	$296	$738	$594
Less: Additional stock-based compensation determined under Black-Scholes method, net of taxes	36	18	72	37

Pro forma net income	$401	$278	$666	$557

Earnings per share, as reported
Basic	$1.76	$1.16	$2.96	$2.23
Diluted	$1.67	$1.08	$2.81	$2.07
Pro forma earnings per share
Basic	$1.61	$1.08	$2.66	$2.08
Diluted	$1.55	$1.02	$2.57	$1.95

Had the Company elected to expense its stock options under the prospective alternative to SFAS 123, net income and diluted earnings per share would have decreased by $3 million and $0.01 and $6 million and $0.02 in the three and six month periods ended May 31, 2003, respectively.

ITEM 2

LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
CONDITION and RESULTS of OPERATIONS

Forward-Looking Statements

        Some of the statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations and in other parts of this Report, including those relating to the Company's strategy and other statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as "expects," "anticipates," "intends," "plans," "believes," "estimates" and similar expressions, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These statements are not historical facts but instead represent only the Company's expectations, estimates and projections regarding future events. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict, which may include, but are not limited to, market fluctuations and volatility, industry competition and changes in the competitive environment, investor sentiment, liquidity risks, credit ratings changes, credit exposure and legal and regulatory proceedings and changes. (For further discussion of these risks, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Certain Factors Affecting Results of Operations" incorporated by reference in the Form 10-K.) The Company's actual results and financial condition may differ, perhaps materially, from the anticipated results and financial condition in any such forward-looking statements and, accordingly, readers are cautioned not to place undue reliance on such statements. The Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

        Marketplace uncertainties experienced throughout 2002 continued through the first quarter of 2003 and into the early part of the second quarter. However, the latter part of the second quarter of 2003 experienced an emergence of world markets from a prolonged slump. The generally poor economic data and uncertainty that negatively influenced the financial markets ahead of the conflict in Iraq was replaced with somewhat renewed investor confidence and increased trading volumes as the conflict reached resolution in April 2003. In addition, a number of central banks took actions to reduce interest rates over the period, which along with the enactment of a U.S. tax package, helped build investor confidence and fuel both investor and issuer activities.

        Fixed income markets continued their strong run in the first six months of 2003, benefiting from risk-averse investors seeking yield in the face of weak equity markets. These markets reached near ideal levels toward the latter portion of the second quarter. The second quarter of 2003 saw a decline in the absolute levels of interest rates, whereby the U.S. Treasury rate hit 45 year lows; credit spreads tightened significantly, with spreads on U.S. investment grade and high yield bonds decreasing a further 33 basis points and 153 basis points, respectively, from first quarter 2003 levels. These factors led to improved secondary trading volumes as well as increased global debt origination activity. Investment grade issuance increased 9% from the previous quarter, while high yield increased by 57% over the same period.

        U.S. equity markets increased 10-20% in the second quarter of 2003. In addition, major foreign indices also improved over the course of the quarter: the FTSE 100 rose by 11% and the DAX composite increased by 17%. Despite these gains, key market indices remained lower as compared to the end of fiscal year 2002 with the FTSE 100, DAX composite and Nikkei down 3%, 10% and 9%, respectively.

        Highly favorable fixed income market conditions led to an 18% improvement in global debt origination in the first six months of 2003 from the robust levels experienced in the first half of 2002. Global equity origination market volume increased 49% during the second quarter of 2003 from the severely impaired levels of the first quarter; however, these gains were primarily driven by convertible issuances, a lower margin product. Despite these gains, 2003 year-to-date equity origination was down approximately 45% from the same period in the previous year.

        Completed Merger and Acquisition ("M&A") advisory activity for the six months ended May 31, 2003 continued its negative trend, down approximately 19% over the same period last year. However, in the second quarter of 2003 signs of activity emerged, as completed M&A volume increased 14% from the trailing quarter, helping to promote moderate optimism that late quarter increases could lead to renewed deal activity. (Statistics according to Thomson Financial Securities Data Corp ("TFSD").)

Results of Operations
For the Three Months Ended May 31, 2003 and May 31, 2002

        The Company reported record net income of $437 million for the second quarter ended May 31, 2003, an increase of 48% when compared to $296 million for the second quarter of 2002. Earnings per common share (diluted) for the second quarter of 2003 were $1.67 versus $1.08 for the second quarter of 2002. The Company's pre-tax margin for the second quarter of 2003 was 27.4%, and return on common equity was 19.6%, up from 26.2% and 14.1%, respectively, for the same quarter last year. These results included a $77 million pre-tax real estate charge ($45 million after-tax) associated with the Company's previous decision to dispose of certain excess real estate. The effect of this charge was to decrease second quarter diluted earnings per share by $0.17, return on common equity by 2.1% and pre-tax margin by 3.4%. The Company believes that the significant increase in net revenues in the second quarter of 2003 reflects the more positive economic environment experienced in the quarter, which, together with improvements the Company has achieved in its market position and overall franchise, bolstered results in this challenging market environment. The Company continues to maintain its disciplined approach with regard to its core competencies in expense, risk and liquidity management.

Net Revenues

        Second quarter 2003 net revenues were a record $2,291 million as compared to $1,663 million for the second quarter 2002, and $1,711 million for the first quarter of 2003, an increase of 38% and 34%, respectively. The Company's second quarter 2003 revenues were driven by strong technicals including historically low interest rates, declining credit spreads, and appreciating equity markets. These market conditions resulted in improved customer flow trading activity in both the fixed income and equity products as investors became decidedly more active following the resolution of the conflict in Iraq. However, M&A and equity origination activity remained weak in 2003 compared to historical norms.

Principal Transactions, Commissions and Net Interest Revenues

        The Company evaluates the performance of its Capital Markets and Client Services revenues in the aggregate, including Principal transactions, Commissions and net interest. Decisions relating to these activities are based on a review of aggregate revenues, which includes an assessment of the potential gain or loss associated with a transaction, including associated commissions, and the interest and dividends revenue and expense associated with financing or hedging the Company's positions. Therefore, the Company evaluates its Net revenues from Principal transactions, Commissions and Interest and dividends revenues, offset by Interest expense, in the aggregate. Caution should be used when analyzing these revenue categories individually, as they may not be indicative of the performance of the Company's overall Capital Markets and/or Client Services activities.

        Principal transactions, Commissions and net interest revenues increased 55% to $1,840 million for the second quarter of 2003 as compared to $1,185 million for the second quarter of 2002, driven by record revenues from fixed income products and a 39% increase in revenues from equity products. The near perfect fixed income market conditions in the second quarter of 2003 resulted in record customer driven volumes and strong performances in virtually all fixed income asset classes. Equity revenues benefited from the overall upward movement in equity market indices worldwide during the second quarter of 2003 and improvements in customer flow activities, primarily in convertibles and derivatives.

        Principal transactions revenues were $1,275 million for the second quarter of 2003 as compared to $627 million for the second quarter of 2002. Commissions revenues were $299 million for the second quarter of 2003 as compared to $332 million for the second quarter of 2002. Interest and dividends revenues were $2,445 million for the second quarter of 2003 as compared to $2,910 million for the second quarter of 2002. Interest expense decreased to $2,179 million for the second quarter of 2003 as compared to $2,684 million for the second quarter of 2002.

        The increase in Principal transactions revenues primarily reflects record fixed income revenues with significant gains in mortgage products, interest rate derivatives, high yield and high grade credit, foreign exchange and municipals. The decrease in Commissions revenues is reflective of reduced demand for equity products when compared to the second quarter of 2002.

        Interest and dividends revenues and Interest expense are functions of the level and mix of total assets and liabilities, principally financial instruments owned and secured financing activities, the prevailing level of interest rates, as well as the term structure of the Company's financings. Interest and dividends revenues and Interest expense are integral components of the Company's overall customer flow activities. The decline in Interest and dividends revenues and Interest expense from the previous year is principally due to an overall decrease in interest rates between the periods. The 18% increase in net interest revenue to $266 million in the second quarter of 2003 from $226 million in the second quarter of 2002 was principally due to an increase in total inventory as compared to the prior year.

Investment Banking

        Investment banking revenues were $432 million for the second quarter of 2003 as compared to $465 million for the second quarter of 2002. Investment banking revenues result mainly from fees earned by the Company for underwriting public and private offerings of fixed income and equity securities, advising clients on M&A activities and other services. Investment banking revenues decreased 7% from the second quarter of 2002, reflecting decreased activity in equity origination and mergers and acquisitions. Debt underwriting activities continued at robust levels reflecting the positive environment. Equity underwriting weakened further with market volumes decreasing 39% over the prior year's second quarter; however, the

Company's volumes decreased only 12% for the same period. M&A advisory activities, while still anemic, showed modest signs of improvement as compared to the second quarter of 2002.

Non-Interest Expenses

        Non-interest expenses were $1,663 million for the second quarter of 2003 as compared to $1,227 million for the second quarter of 2002. Non-interest expenses for the second quarter of 2003 include a $77 million real estate charge ($45 million after-tax). This charge represents an adjustment of the real estate charge taken in the fourth quarter of 2002 and reflects the further deterioration in the sublease market for properties in New York and London since the fourth quarter.

        Compensation and benefits expense of $1,168 million increased 38% from $848 million in the second quarter of 2002 as Net revenues increased over the same period. However, compensation and benefits expense (including both variable and fixed costs) as a percentage of net revenues remained at 51% for the second quarter of 2003, consistent with the second quarter of 2002. Variable compensation expenses increased by 61% from the second quarter of 2002, reflecting higher revenue levels. Fixed compensation, consisting primarily of salaries and benefits, increased by 7% from the second quarter of 2002, due to an increase in pension related costs and increased salary costs associated with the purchase of the controlling interest of Aurora Loan Services (See below).

        Nonpersonnel expenses, excluding the real estate reconfiguration charge, were $418 million for the second quarter of 2003, up 10% compared to the second quarter of 2002. Brokerage and clearance fees increased 18% in the second quarter of 2003 as a result of higher volumes in many fixed income and equity based products. Professional fees increased 21% in the second quarter of 2003 as a result of increased legal, and accounting and audit costs. Other expenses increased $14 million in the second quarter of 2003 as compared to the second quarter of 2002 due in part to increased insurance premiums.

Aurora Loan Services

        During the second quarter of 2003, the Company acquired a controlling interest in Aurora Loan Services ("ALS"), a residential loan originator and servicer. The Company had previously maintained an equity investment in ALS. The Company believes that this acquisition adds long-term value to its mortgage franchise by allowing further integration of the business platform. The mortgage loans originated by ALS are expected to provide a source of loan product for our securitization pipeline. The acquisition cost for ALS in the second quarter of 2003 was not material and resulted in increases of $29 million of net revenues, $11 million of non-personnel expenses and essentially break even net income. In addition, this acquisition increased the Company's headcount by approximately 1,200 people, mostly in servicing and other support functions.

Income Taxes

        The Company recorded a provision for income taxes of $173 million for the second quarter of 2003 versus $126 million for the second quarter of 2002 which resulted in effective tax rates of 28% and 29%, respectively. The decrease in the effective tax rate is primarily due to a more favorable mix of geographic earnings.

International Revenues

        International net revenues of $585 million for the second quarter of 2003 were up 5% as compared to $558 million in the second quarter of 2002. Compared to second quarter 2002, Asia Pacific revenues were up 30% as a result of increased market share and ranking in M&A completions. In Europe, revenues were relatively flat as compared to second quarter 2002; however, fixed income customer activity from interest rate and credit products was robust, with additional revenue growth arising from a strong level of investment grade issuances.

Segment Results—Three Months Ended May 31, 2003 and May 31, 2002

        The Company is segregated into three business segments (each of which is described below): Investment Banking, Capital Markets and Client Services. Each segment represents a group of activities and products with similar characteristics. These business activities result in revenues from both institutional and high-net-worth retail clients, which are recognized across all revenue categories contained on the Consolidated Statement of Income. (Segment net revenues also contain certain internal allocations, including funding costs, which are centrally managed. For further discussion of these allocations, see Note 10 to the Consolidated Financial Statements included in this Report.)

	Three Months Ended May 31, 2003				Three Months Ended May 31, 2002
(in millions)	Investment Banking	Capital Markets	Client Services	Total	Investment Banking	Capital Markets	Client Services	Total
Principal transactions	$—	$1,133	$142	$1,275	$—	$504	$123	$627
Investment banking	426	—	6	432	454	—	11	465
Commissions	—	234	65	299	—	274	58	332
Interest and dividends	—	2,435	10	2,445	—	2,901	9	2,910
Other	—	6	13	19	—	1	12	13

Total revenues	426	3,808	236	4,470	454	3,680	213	4,347
Interest expense	—	2,172	7	2,179	—	2,680	4	2,684

Net revenues	426	1,636	229	2,291	454	1,000	209	1,663
Non-interest expenses(1)	345	1,070	171	1,586	347	720	160	1,227

Income before taxes(1)(2)	$81	$566	$58	$705	$107	$280	$49	$436

(1)
Excludes the impact of the $77 million pre-tax real estate charge

(2)
Before dividends on trust issued securities

        In assessing the performance of Capital Markets and Client Services, the Company evaluates Principal transactions, Commissions and net interest revenues in the aggregate. Decisions relating to Capital Markets and Client Services activities are based on an overall review of aggregate revenues, which includes an assessment of the potential gain or loss associated with a transaction including associated commissions, and the Interest and dividends revenues and Interest expense associated with financing or hedging the Company's positions. Therefore, the Company evaluates its net revenues from Principal transactions, Commissions and Interest and dividends revenues, offset by related Interest expense, in the aggregate, because the revenue classifications, when analyzed individually, may not be indicative of the performance of the Company's Capital Markets and Client Services activities.

        Investment Banking    This segment's net revenues result from fees earned by the Company for underwriting public and private offerings of fixed income and equity securities, and advising clients on merger and acquisition activities and other services.

        Investment Banking's Net revenues decreased 6% during the second quarter of 2003 to $426 million from $454 million in the second quarter of 2002, as an increase in M&A advisory activity was more than offset by reduced equity underwriting.

INVESTMENT BANKING NET REVENUES
	Three Months Ended
(in millions)	May 31 2003	May 31 2002
Debt Underwriting	$258	$266
Equity Underwriting	75	109
M&A Advisory	93	79

	$426	$454

        Debt underwriting revenues were relatively flat at $258 million in the second quarter of 2003 as compared to $266 million in the second quarter 2002, but increased 20% from the first quarter of 2003. Fixed income originations remained at robust levels, as many issuers continued to take advantage of the low interest rate environment, tight credit spreads and strong investor demand for new product. Industry-wide fixed income underwriting volumes were up 4% over the prior year's second quarter, with the Company's volume up 5% over this same period. (Statistics according to TFSD)

        Equity underwriting revenues were $75 million in the second quarter of 2003, down 31% from the second quarter of 2002, but 27% higher than the first quarter 2003. The decrease in equity origination was due to the continued weakness in the global equity markets, as industry-wide volumes for the second quarter 2003 dropped 39% to their lowest quarterly levels in seven years. (Statistics according to TFSD)

        M&A advisory fees increased 18% to $93 million from $79 million in the second quarter 2002. Market volume for completed transactions was down 21% in the second quarter of 2003 from the same period in 2002; however, the Company's volume increased 31%. Industry-wide M&A announced transactions declined 23% over the second quarter of 2002, while the Company's volume of announced transactions declined only 18% over the same period. Although M&A activity remained sluggish, the Company advised on four of the top 20 transactions to close this calendar year. Each of these transactions closed during our fiscal second quarter. (Statistics according to TFSD)

        Investment Banking pre-tax income of $81 million in the second quarter of 2003 decreased 24% from $107 million in the second quarter of 2002, as a 6% decrease in net revenues was only partially offset by a 1% decrease in non-interest expenses. The decrease in non-interest expenses primarily reflected the impacts of the Company's continued focus on minimizing discretionary spending in the current market environment, as personnel expenses were essentially flat over the prior year's second quarter.

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

CAPITAL MARKETS NET REVENUES
	Three Months Ended May 31, 2003			Three Months Ended May 31, 2002
(in millions)	Gross Revenues	Interest Expense	Net Revenues	Gross Revenues	Interest Expense	Net Revenues
Fixed Income	$2,801	$(1,615)	$1,186	$2,489	$(1,813)	$676
Equities	1,007	(557)	450	1,191	(867)	324

	$3,808	$(2,172)	$1,636	$3,680	$(2,680)	$1,000

        Capital Markets net revenues were $1,636 million for the second quarter of 2003, an increase of 64% from the second quarter of 2002, reflecting record performance in fixed income and improved performance in equities.

        The fixed income component of Capital Markets in the second quarter of 2003 realized a third consecutive quarter of record results, as net revenues increased 75% from the second quarter of 2002 and 33% over the first quarter of 2003. The increase over the prior year was principally driven by near optimal market conditions, which led to record customer-driven volumes and strong performances in virtually all asset classes. The second quarter of 2003 saw a decline in the absolute levels of interest rates, whereby the U.S. Treasury rate hit 45 year lows, and credit spreads tightened significantly, with spreads on U.S. investment grade and high yield bonds decreasing 33 basis points and 153 basis points, respectively, from first quarter 2003 levels. These conditions resulted in increased customer flow trading activity and revenues from mortgage products, interest rate derivatives, high yield and high grade credit, foreign exchange, and municipals. Increased revenues in mortgage-related products were driven by continued strength in securitization activity and distribution of various mortgage loan products, particularly in the residential sector. Interest rate derivatives had a record quarter as origination clients used derivatives to customize a significant volume of refinancings, and investors increased their utilization of such products in response to the higher volatility levels. The volatility in the currency markets during the second quarter of 2003 drove increased customer flow activities. In municipals, state and local deficits drove a strong issuance calendar, which, in turn, prompted increased secondary market trading activity.

        Net revenues from the equities component of Capital Markets were $450 million in the second quarter of 2003, up 39% from second quarter of 2002. Global equity indices rallied in the second quarter of 2003 as the end of the Iraq conflict and improved corporate earnings prompted increased investor activity. The increase was principally due to convertibles, derivatives, and private equity. Convertibles benefited from improved credit markets and increased new issuance activity, which led to increased secondary trading as investors sought defensive assets with upside potential. Equity derivatives increased due in part to increased demand for OTC products in Europe. In addition, equity capital markets revenues increased due to improvements in the Company's private equity portfolio relating to certain publicly traded investments. The Company increased its secondary market share in listed securities to 7.3% from 6.8% during the second quarter of 2003 as compared to the prior year period.

        Capital Markets pre-tax earnings of $566 million in the second quarter of 2003 increased 102% from pre-tax earnings of $280 million in the second quarter of 2002 driven by a 64% increase in net revenues. Capital Markets non-interest expenses increased 49% during the second quarter of 2003 to $1,070 million from $720 million in the second quarter of 2002 driven by an increase in compensation and benefits.

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

        Interest and dividends revenues for Capital Markets businesses decreased by 16% from the second quarter of 2002, while Interest expense decreased by 19% over this same period, reflecting the decline in interest rates from the previous year's second quarter of approximately 50 basis points. Net interest revenue increased 19% to $263 million in the second quarter of 2003, benefiting from the change in inventory mix to higher levels of interest-bearing assets.

        Client Services    Client Services net revenues reflect earnings from the Company's Private Client and Private Equity businesses. Private Client net revenues reflect the Company's high-net-worth retail customer flow activities as well as asset management fees. Private Equity net revenues include the management and incentive fees earned in the Company's role as general partner for private equity partnerships.

        Client Services net revenues were $229 million in the second quarter of 2003, compared to $209 million in the second quarter of 2002. Customer flow activity in fixed income products reached record levels as investors in search of yield continued to reallocate assets. Private Client net revenues increased 13% to $223 million in the second quarter of 2003 from the second quarter of 2002, representing the second best quarter ever, trailing only first quarter 2000 which included a $73 million asset management fee.

CLIENT SERVICES NET REVENUES
	Three Months Ended
(in millions)	May 31 2003	May 31 2002
Private Client	$223	$197
Private Equity	6	12

	$229	$209

        Private Equity net revenues declined by $6 million in the second quarter of 2003 from the second quarter of 2002 primarily due to a decrease in management fees as the commitment periods expired on two of the Company's funds.

        Client Services pre-tax earnings of $58 million increased 18% in the second quarter of 2003 from $49 million in the second quarter of 2002 as a 10% increase in net revenues was only partially offset by an increase in non-interest expenses.

Results of Operations
For the Six Months Ended May 31, 2003 and May 31, 2002

        The Company reported net income of $738 million for the six months ended May 31, 2003, an increase of 24% as compared to $594 million for the six months ended May 31, 2002. Earnings per common share (diluted) for the six months ended May 31, 2003 were $2.81 as compared to $2.07 for the comparable period in 2002. The Company's pre-tax operating margin for the six months ended May 31, 2003 was 26.6%, and return on common equity was 16.8% compared to 26.8% and 13.7%, respectively for the first six months of 2002. The 2003 results include a $77 million pre-tax real estate charge ($45 million after-tax) associated with the Company's previous decision to dispose of certain excess real estate. The effect of this charge was to decrease diluted earnings per share by $0.18, return on common equity by 1.0% and pre-tax margin by 1.9%. During the six month period, the Company continued its disciplined approach with regard to its core competencies in expense, risk and liquidity management.

Net Revenues

        Net revenues were $4,002 million for the first six months of 2003 as compared to $3,269 million for the first six months of 2002. Revenues increased 22% compared to the prior year's levels, reflecting improvements in the economic environment, particularly toward the latter part of the period following the resolution of the conflict in Iraq, as well as improvements in the Company's market position.

Principal Transactions, Commissions and Net Interest Revenues

        The Company evaluates the performance of its Capital Markets and Client Services revenues in the aggregate, including Principal transactions, Commissions and net interest. Decisions relating to these activities are based on an overall review of aggregate revenues, which includes an assessment of the potential gain or loss associated with a transaction, including associated commissions, and the Interest and dividends revenues and Interest expense associated with financing or hedging the Company's positions. Therefore, the Company evaluates its net revenues from Principal transactions, Commissions and Interest revenue, offset by Interest expense, in the aggregate. Caution should be used when analyzing these revenue categories individually, as they may not be indicative of the performance of the Company's overall Capital Markets and Client Services activities.

        Principal transactions, Commissions and net interest revenues increased 37% to $3,168 million for the first six months of 2003 as compared to $2,309 million for the first six months of 2002, reflecting robust fixed income customer flow activities, offset by continued weakness in the equities markets. Fixed income products benefited from the rally in U.S. Treasuries and the narrowing of credit spreads, as investors continued to be risk averse. These conditions contributed to strong customer flow activity and improved results, particularly in interest rate products and high grade and high yield bonds. In addition, there was improved performance from mortgage products driven by continued strength in securitization activity as a result of historically low interest rate levels. Revenues from equity products improved due to stronger convertible and derivative activity. The Company also continued to improve its market share in both listed and NASDAQ trading volumes during the first six months of 2003 as compared to the prior year period.

        Within these amounts, Principal transactions revenues were $2,043 million for the first six months of 2003 as compared to $1,196 million for the first six months of 2002. Commissions revenues were $561 million for the first six months of 2003 as compared to $621 million for the first six months of 2002. Interest and dividends revenues were $5,132 million for the first six months of 2003 as compared to $5,796 million for the first six months of 2002. Interest expense was $4,568 million for the first six months of 2003 as compared to $5,304 million for the second quarter of 2002.

        The increase in Principal transactions revenues reflects improved trading revenue in nearly all fixed income products. The decrease in Commissions revenues is principally a result of lower customer flow activity in equity trading volumes, as investors continued to exit equity products for more defensive asset classes during the first six months of 2003.

        Interest and dividends revenues and Interest expense are functions of the level and mix of total assets and liabilities, principally financial instruments owned and secured financing activities, the prevailing level of interest rates, as well as the term structure of the Company's financings. Interest and dividends revenues and Interest expense are integral components of the Company's overall customer flow activities. The decline in Interest and dividends revenues and Interest expense from the first six months of the previous year is principally due to a decline in interest rates over the period. The increase in net interest revenue of 15% to $564 million in the first six months of 2003 from $492 million in the first six months of 2002 was due to an increase in inventory levels as well as a change in inventory mix to higher levels of interest bearing assets in response to continued shifts in customer asset preferences.

Investment Banking

        Investment banking revenues were $803 million for the first six months of 2003 as compared to $935 million for the first six months of 2002. Investment banking revenues result mainly from fees earned by the Company for underwriting public and private offerings of fixed income and equity securities, advising clients on M&A activities and other services. Investment banking revenues decreased 14% from the first six months of 2002, reflecting the continued market weakness in equity underwriting, partially offset by improved M&A advisory activities. Debt underwriting levels remained relatively unchanged.

Non-Interest Expenses

        Non-interest expenses were $2,937 million for the first six months of 2003 as compared to $2,393 million for the first six months of 2002. Non interest expenses in the first six months of 2003 included a $77 million real estate charge ($45 million after-tax). This charge represents an adjustment of the real estate charge taken in the fourth quarter of 2002 and reflects the further softening in the sublease market for properties in New York and London since the fourth quarter. Compensation and benefits expense of $2,041 million increased 22% from $1,667 million in the first six months of 2002 commensurate with the 22% increase in net revenues over the same period. Compensation and benefits expense, as a percentage of net revenues, remained at 51% for the first six months of 2003, consistent with the 2002 level. Higher levels of revenues in 2003 resulted in higher variable compensation expenses, which increased by 40% from the first six months of 2002. Fixed compensation, consisting primarily of salaries and benefits, increased 2%, primarily due to an increase in pension expense, which is expected to increase to $49 million for fiscal 2003 from $26 million in fiscal 2002.

        Nonpersonnel expenses, excluding the real estate reconfiguration charge, were $819 million for the first six months of 2003, up 13% compared to the first six months of 2002. In addition, the first six months of 2003 include non-personnel expenses of $11 million associated with the acquisition of ALS. (See ALS under the Company's Results of Operations for the Three Months Ended May 31, 2003.) Technology and communication expense increased to $290 million for the first six months of 2003 from $264 million for the first six months of 2002, primarily due to amortization of new technology assets at the Company's new facilities and increased spending associated with the enhancement of the Company's capital markets trading platforms and technology infrastructure. Occupancy expense increased to $155 million during the first six months of 2003 from $140 million during the first six months of 2002, principally attributable to additional space to accommodate the growth in headcount resulting from the Company's expansion during the past several years, as well as the increased cost of the Company's new corporate headquarters. Brokerage and clearance fees increased 17% in the first six months of 2003 as a result of higher volumes across many fixed income products. Professional fees increased 30% in the first six months of 2003 as compared with the first six months of 2002 as a result of legal and accounting and audit fees. Other expenses increased 37% in the first half of 2003 from the first half of 2002 principally due in part to increased insurance premiums.

Income Taxes

        The Company recorded a provision for income taxes of $295 million for the first six months of 2003 versus $254 million for the first six months of 2002. This provision resulted in effective tax rates of 28% and 29% respectively. The decrease in the effective tax rate is primarily due to a more favorable mix of geographic earnings.

International Revenues

        International net revenues of $1,177 million for the first six months of 2003 increased 9% as compared to $1,081 million in the first six months of 2002. International net revenues as a percentage of total net revenues declined to 29% for the six months ended 2003 from 33% for the six months ended 2002. European net revenues remained flat to last year, while Asia Pacific net revenues increased as a result of increased market share and ranking in M&A completions.

Segment Results—Six Months Ended May 31, 2003 and May 31, 2002

        The Company is segregated into three business segments (each of which is described below): Investment Banking, Capital Markets and Client Services. Each segment represents a group of activities and products with similar characteristics. These business activities result in revenues from both institutional and high-net-worth retail clients, which are recognized across all revenue categories contained on the Consolidated Statement of Income. (Segment net revenues also contain certain internal allocations, including funding costs, which are centrally managed. For further discussion of these allocations, see Note 10 to the Consolidated Financial Statements included in this Report.)

	Six Months Ended May 31, 2003				Six Months Ended May 31, 2002
(in millions)	Investment Banking	Capital Markets	Client Services	Total	Investment Banking	Capital Markets	Client Services	Total
Principal transactions	$—	$1,793	$250	$2,043	$—	$954	$242	$1,196
Investment banking	792	—	11	803	913	—	22	935
Commissions	—	442	119	561	—	507	114	621
Interest and dividends	—	5,115	17	5,132	—	5,775	21	5,796
Other	—	10	21	31	—	3	22	25

Total revenues	792	7,360	418	8,570	913	7,239	421	8,573
Interest expense	—	4,557	11	4,568	—	5,294	10	5,304

Net revenues	792	2,803	407	4,002	913	1,945	411	3,269
Non-interest expenses(1)	651	1,895	314	2,860	688	1,389	316	2,393

Income before taxes(1)(2)	$141	$908	$93	$1,142	$225	$556	$95	$876

(1)
Excludes the impact of the $77 million pre-tax real estate charge

(2)
Before dividends on trust issued securities

        In assessing the performance of Capital Markets and Client Services, the Company evaluates Principal transactions, Commissions and net interest revenues in the aggregate. Decisions relating to Capital Markets and Client Services activities are based on an overall review of aggregate revenues, which includes an assessment of the potential gain or loss associated with a transaction including associated commissions, and the Interest and dividends revenues and Interest expense associated with financing or hedging the Company's positions. Therefore, the Company evaluates its net revenues from Principal transactions, Commissions and Interest and dividends revenues, offset by related Interest expense, in the aggregate, because the revenue classifications, when analyzed individually, may not be indicative of the performance of the Company's Capital Markets and Client Services activities.

        Investment Banking    This segment's net revenues result from fees earned by the Company for underwriting public and private offerings of fixed income and equity securities, and advising clients on merger and acquisition activities and other services.

        Investment Banking's net revenues decreased 13% during the first half of 2003 to $792 million from $913 million in the first half of 2002 principally due to lower equity underwriting activity. Debt underwriting activity remained relatively unchanged, while M&A advisory net revenues increased 9% to $185 million from $170 million.

INVESTMENT BANKING NET REVENUES

	Six Months Ended
(in millions)	May 31 2003	May 31 2002
Debt Underwriting	$473	$471
Equity Underwriting	134	272
M&A Advisory	185	170

	$792	$913

        Debt underwriting revenues were essentially flat in the first six months of 2003 as compared to the first six months 2002. Fixed income origination remained at robust levels as low interest rates and the narrowing of credit spreads caused corporations to accelerate their financing activity. Investment grade underwriting activity was particularly strong, with market volumes increasing 16% from the first six months of 2002, as issuers took advantage of tighter credit spreads. (Statistics according to TFSD.)

        Equity underwriting revenues were $134 million in the first six months of 2003, down 51% from the first six months of 2002. The decrease in equity origination was due to the continued weakness in the global equity markets, as industry-wide volumes dropped to their lowest levels in seven years. Industry-wide global equity market volumes decreased 45% during the first six months of fiscal 2003 as compared to the same period in 2002, with particular weakness in the IPO sector as corporations delayed deals amid the slumping equity markets. However, the Company increased its market share to 4.4% from 3.4% for the calendar period ended May 31, 2003 compared to the same period in 2002. (Statistics according to TFSD.)

        M&A advisory fees increased 9% in first six months 2003 compared to the first six months of 2002. M&A activity continued to be hampered by lackluster economic data and geopolitical concerns, resulting in market volume for completed transactions in the first six months of 2003 being at its lowest level in over five years. M&A completed market volume was down 19% from the first six months of 2002; however, the Company's volume for the same period increased by 22%. (Statistics according to TFSD.)

        Investment Banking pre-tax earnings of $141 million in the first six months of 2003 decreased 37% from $225 million in the first six months of 2002, as a 13% decrease in net revenues was only partially offset by a 5% decrease in non-interest expenses. The decrease in non-interest expenses primarily reflected reduced compensation and benefits associated with lower revenue levels and reduced headcount. Nonpersonnel expenses were down slightly as compared to the first six months of 2002 as the Company continued to focus on minimizing discretionary spending in the current market environment.

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

CAPITAL MARKETS NET REVENUES

	Six Months Ended May 31, 2003			Six Months Ended May 31, 2002
(in millions)	Gross Revenues	Interest Expense	Net Revenues	Gross Revenues	Interest Expense	Net Revenues
Fixed Income	$5,600	$(3,523)	$2,077	$5,152	$(3,795)	$1,357
Equities	1,760	(1,034)	726	2,087	(1,499)	588

	$7,360	($4,557)	$2,803	$7,239	($5,294)	$1,945

        Capital Markets net revenues were $2,803 million for the first six months of 2003, an increase of 44% from the first six months of 2002, reflecting record performance in fixed income and improved performance in equities.

        Net revenues for the fixed income component of Capital Markets in the first six months of 2003 exceeded the first six months of 2002 by 53%. The increase was principally driven by a strong level of institutional customer flow activity, as historically low interest rates and narrowing credit spreads contributed to increased trading activity and revenues from interest rate, high grade, high yield and mortgage products. Revenues from the mortgage business continued to be bolstered by a strong volume of refinancings and heavy investor demand for secondary products. Credit and interest rate derivative products were also strong as investors sought to diversify and hedge their risks.

        Net revenues from the equities component of Capital Markets were $726 million in the first six months of 2003, up 23% from the first six months of 2002. U.S. equity indices increased slightly from the end of 2002 while major European and Asian indices have declined. Favorable performance in convertibles contributed to the increase in revenues, driven by improved credit markets and strong customer activity on the heels of increased new issuance activity. Increased revenues in derivatives also contributed to the increase in revenues, driven by OTC activity in Europe as customers utilized structured, customized products (options, warrants, equity-linked notes) as hedging vehicles.

        Capital Markets pre-tax earnings of $908 million in the first six months of 2003 increased 63% from pre-tax earnings of $556 million in the first six months of 2002, driven by a 44% increase in net revenues. Capital Markets non-interest expenses increased 36% during the first six months of 2003 to $1,895 million from $1,389 million in the first six months of 2002, primarily due to an increase in compensation and benefits expense associated with the increase in net revenues. In addition, nonpersonnel expenses increased principally due to higher brokerage and clearance costs associated with higher volumes in certain fixed income products, increased professional fees and other expenses.

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

        Interest and dividends revenues for Capital Markets businesses decreased by 11% from the first six months of 2002, while Interest expense decreased by 14% over this same period, reflecting the decline in interest rates from the previous year. Net interest revenue increased 16% to $558 million in the first six months of 2003, due to an increase in inventory levels as well as a change in inventory mix to higher levels of interest bearing assets in response to continued shifts in customer asset preferences.

        Client Services    Client Services net revenues reflect earnings from the Company's Private Client and Private Equity businesses. Private Client net revenues reflect the Company's high-net-worth retail customer flow activities as well as asset management fees. Private Equity net revenues include the management and incentive fees earned in the Company's role as general partner for private equity partnerships.

        Client Services net revenues were $407 million in the first six months of 2003, compared to $411 million in the first six months of 2002. Private Client net revenues increased 2% to $395 million in the first six months of 2003 from the $388 in the first six months of 2002. Sales production was relatively flat compared to 2002, as fixed income's record activity was offset by sluggish performance in equity sales.

CLIENT SERVICES NET REVENUES

	Six Months Ended
(in millions)	May 31 2003	May 31 2002
Private Client	$395	$388
Private Equity	12	23

	$407	$411

        Private Equity net revenues declined by $11 million in the first six months of 2003 from the first six months of 2002 primarily due to a decrease in management fees as the commitment periods expired on two of the Company's funds.

        Client Services pre-tax earnings of $93 million decreased in the first six months of 2003 from $95 million in the first six months of 2002. Client Services net revenue and non-interest expenses of $407 million and $314 million were relatively flat in the first six months of 2003 as compared to $411 million and $316 million in the first six months of 2002.

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

        As of May 31, 2003, the estimated pledge value of this portfolio, along with the undrawn portion of Holdings' committed credit facility (see "Credit Facilities" below) amounted to approximately $16.5 billion. Cash and unencumbered liquid assets that are presumed to be "trapped" in a regulated entity or required for operational purposes, and are therefore not seen as a completely reliable source of cash to repay maturing unsecured debt in a liquidity stress event, are not included in this portfolio.

        For further discussion of these principles refer to the Liquidity, Funding and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations incorporated by reference in the Form 10-K.

        Total Capital    The Company's Total Capital (defined as long-term debt, trust issued securities subject to mandatory redemption and stockholders' equity) increased 12% to $54.2 billion at May 31, 2003, compared to $48.3 billion at November 30, 2002. The Company believes Total Capital is useful to investors as a measure of the Company's financial strength. The increase in Total Capital resulted from a net increase in long-term debt as well as an increase in equity from the retention of earnings.

(in millions)	May 31 2003	November 30 2002
Long-Term Debt
Senior Notes	$41,225	$36,283
Subordinated Indebtedness	2,305	2,395

	43,530	38,678
Trust Issued Securities Subject to Mandatory Redemption	1,010	710
Stockholders' Equity
Preferred Equity	700	700
Common Equity	8,935	8,242

	9,635	8,942

Total Capital	$54,175	$48,330

        During the first six months of 2003, the Company issued $8,151 million in long-term debt securities, which was $2,989 million in excess of maturing debt securities. The Company had $4,880 million of senior notes and $282 million of subordinated notes mature during the six months ended May 31, 2003. Long-term debt increased to $43.5 billion at May 31, 2003 from $38.7 billion at November 30, 2002, with a weighted-average maturity of 4.1 years at May 31, 2003 and 4.0 years at November 30, 2002.

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

        There were no borrowings outstanding under either the Credit Agreement or the Facility at May 31, 2003. The Company has maintained compliance with the applicable covenants for both the Credit Agreement and the Facility at all times.

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

        The Company's total assets increased to $302 billion at May 31, 2003 from $260 billion at November 30, 2002. Total assets excluding matched book ("net balance sheet") were $190 billion at May 31, 2003, an increase of 14% as compared to $166 billion at November 30, 2002. Matched book represents the lesser of securities purchased under agreements to resell ("reverse repos") and securities sold under agreements to repurchase ("repos"). The Company believes that the net balance sheet is a more meaningful measure to evaluate balance sheet usage when comparing companies in the securities industry because such assets are considered to have a low risk profile. The Company utilizes its net balance sheet primarily to carry inventory necessary to facilitate customer flow activities. As such, the Company's mix of net assets is subject to change depending principally upon customer demand. In addition, due to the nature of the Company's customer flow activities and based upon the Company's business outlook, the overall size of the Company's balance sheet fluctuates from time to time and, at specific points in time, may be higher than the fiscal year-end or quarter-end amounts.

        The $42 billion increase in the Company's gross assets and the $24 billion increase in net assets at May 31, 2003 were primarily due to an increase in fixed income inventory and collateralized lending agreements (reverse repo and securities borrowed) associated with customer flow activity.

        Balance sheet leverage ratios are one measure used to evaluate the capital adequacy of a company. Leverage ratios are calculated as total assets divided by stockholders' equity. The Company considers total stockholders' equity plus trust issued securities subject to mandatory redemption to be a more meaningful measure of the Company's equity for purposes of calculating net leverage because such securities have the characteristics of equity as they are of a long-term nature and are effectively subordinated to the Company's long-term debt obligations. Trust issued securities subject to mandatory redemption includes $710 million of trust preferred securities subject to mandatory redemption and $300 million of debt collateralizing trust preferred securities subject to mandatory redemption. (See Note 7 to the 2002 Consolidated Financial Statements incorporated by reference in the Form 10-K). Accordingly, the Company believes that net leverage (i.e., net balance sheet divided by trust issued securities subject to mandatory redemption and total stockholders' equity) is useful to investors as a more meaningful measure of the Company's leverage and for comparing companies in the securities industry. The Company's gross leverage ratios were 31.4x and 29.1x as of May 31, 2003 and November 30, 2002, respectively. The Company's net leverage ratios for these periods were 17.8x and 17.2x, respectively. Consistent with maintaining a single A credit rating, the Company targets a net leverage ratio of under 20.0x. The Company continues to operate below this level.

Credit Ratings

        The Company, like other companies in the securities industry, relies on external sources to finance a significant portion of its day-to-day operations. The cost and availability of unsecured financing generally are dependent on the Company's short-term and long-term credit ratings. Factors that may be significant to the determination of the Company's credit ratings or otherwise affect the ability of the Company to raise short-term and long-term financing include its profit margin, its earnings trend and volatility, its cash liquidity and liquidity management, its capital structure, its risk level and risk management, its geographic and business diversification, and its relative positions in the markets in which it operates. A deterioration in any of the previously mentioned factors or combination of these factors may lead rating agencies to downgrade the credit ratings of the Company, thereby increasing the cost to the Company of, or possibly limiting the access of the Company to, certain types of unsecured financings. In addition, the Company's debt ratings can impact certain capital markets revenues, particularly in those businesses where longer-term counterparty performance is critical, such as over-the-counter derivative transactions, including credit derivatives and interest rate swaps. As of May 31, 2003, the short- and long-term debt ratings of Holdings and LBI were as follows:

	Holdings		LBI
	Short-term	Long-term	Short-term	Long-term**
Fitch Ratings	F-1	A+	F-1	A+/A
Moody's Investors Service(1)	P-1	A2	P-1	A1*/A2
Standard & Poor's Ratings Services(2)	A-1	A	A-1	A+*/A

(1)
On June 24, 2003, Moody's Investors Service notified the Company that its long-term ratings were on review for possible upgrade.
(2)
On July 7, 2003, Standard & Poor's Ratings Services revised its ratings outlook on Holdings and subsidiaries from negative to stable.
*
Provisional ratings on shelf registration
**
Senior/subordinated

High Yield Securities

        The Company underwrites, invests and makes markets in high yield corporate debt securities. The Company also syndicates, trades and invests in loans to below investment grade rated companies. For purposes of this discussion, high yield debt instruments are defined as securities of or loans to companies rated BB+ or lower, or equivalent ratings by recognized credit rating agencies, as well as non-rated securities or loans which, in the opinion of management, are non-investment grade. Non-investment grade securities generally involve greater risks than investment grade securities, due to the issuer's creditworthiness and the lower liquidity of the market for such securities. In addition, these issuers generally have relatively higher levels of indebtedness, resulting in an increased sensitivity to adverse economic conditions. The Company recognizes these risks and aims to reduce market and credit risk through the diversification of its products and counterparties. High yield debt instruments are carried at fair value, with unrealized gains or losses recognized on the Consolidated Statement of Income. Such instruments at May 31, 2003 and November 30, 2002 included long positions with an aggregate market value of approximately $4.1 billion and $4.0 billion, respectively, and short positions with an aggregate market value of approximately $0.8 billion and $1.1 billion, respectively. The Company mitigates its aggregate and single-issuer net exposure through the use of derivatives, non-recourse securitization financing and other financial instruments.

Private Equity

        At May 31, 2003 and November 30, 2002, the Company's private equity related investments were $1.0 billion and $965 million, respectively. The Company's policy is to carry its investments, including the appreciation of its general partnership interests, at fair value based upon the Company's assessment of the underlying investments. Additional information about the Company's private equity activities, including related commitments, can be found in Note 9 to the Consolidated Financial Statements included in this Report.

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

Lending Related Commitments

        In connection with its financing activities, the Company had outstanding commitments under certain lending arrangements of approximately $4.2 billion and $1.5 billion at May 31, 2003 and November 30, 2002, respectively. These commitments require borrowers to provide acceptable collateral, as defined in the agreements, when amounts are drawn under the lending facilities. Advances made under the above lending arrangements are typically at variable interest rates and generally provide for over-collateralization based upon the borrowers' creditworthiness. In addition, at May 31, 2003, the Company had commitments to enter into forward starting secured reverse repurchase and repurchase agreements, principally secured by government and government agency collateral of $74.2 billion and $55.2 billion, respectively, as compared to $89.9 billion and $50.3 billion, respectively, at November 30, 2002.

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

        The Company had credit risk associated with lending commitments to investment grade borrowers (after consideration of hedges) of $3.1 billion and $3.2 billion at May 31, 2003 and November 30, 2002, respectively. In addition, the Company had credit risk associated with lending commitments to non-investment grade borrowers (after consideration of hedges) of $1.8 billion and $1.7 billion at May 31, 2003 and November 30, 2002. Before consideration of hedges, the Company had commitments to investment and non-investment grade borrowers of $7.8 billion and $2.0 billion as compared to $7.1 billion and $1.8 billion at May 31, 2003 and November 30, 2002, respectively. The Company had available undrawn borrowing facilities with third parties of approximately $5.3 billion and $5.2 billion at May 31, 2003 and November 30, 2002, respectively, which can be drawn upon to provide funding for these commitments. These funding facilities contain limits for certain concentrations of counterparty, industry or credit ratings of the underlying loans.

        In addition, the Company provided high yield contingent commitments related to acquisition financing of approximately $1.6 billion and $2.8 billion at May 31, 2003 and November 30, 2002, respectively. The Company's intent is, and its past practice has been, to sell down significantly all the credit risk associated with these loans, if closed, through loan syndications consistent with the Company's credit facilitation framework. These commitments are not indicative of the Company's actual risk, as the borrower's ability to draw is subject to there being no material adverse change in either market conditions or the borrower's financial condition, among other factors. In addition, these commitments contain certain flexible pricing features in order to adjust for changing market conditions prior to closing.

        Aggregate lending related commitments as of May 31, 2003 by maturity are as follows:

		Amount of Commitment Expiration Per Period
(in millions)	Total Contractual Amount	Remaining 2003	2004-2006	2007-2008	2009 & Thereafter
Lending commitments:
High grade	$7,795	$2,519	$4,099	$1,177	$—
High yield	2,041	309	951	480	301
Contingent acquisition facilities	1,616	1,616	—	—	—
Secured lending transactions, including forward-starting resale and repurchase agreements	133,609	112,015	21,135	330	129

Other Commitments and Guarantees

        In accordance with FIN 45, the Company is required to disclose certain guarantees, including derivative contracts that require the Company to make payments to a counterparty based on changes on an underlying instrument or index (e.g., security prices, interest rates, and currency rates). Derivatives that meet the FIN 45 definition of a guarantee include credit default swaps, written put options, written FX options and written interest rate caps and floors. According to FIN 45, derivatives are not considered guarantees if such contracts are cash settled and the Company has no basis to determine that it is probable that the derivative counterparty held the related underlying instrument. Accordingly, if these conditions were met, the Company has not included such derivatives contracts in the following table.

        At May 31, 2003, the maximum payout value of derivative contracts deemed to meet the FIN 45 definition of a guarantee was approximately $270 billion. For purposes of determining maximum payout, notional values were utilized; however, the Company believes that the fair value of these contracts is a more relevant measure of these obligations. At May 31, 2003, the fair value of such derivative contracts approximated $9.6 billion. The Company believes that the notional amounts greatly overstate the Company's expected payout. In addition, all amounts included above are before consideration of hedging transactions. These derivative contracts are generally highly liquid and the Company has substantially mitigated its risk on these contracts through hedges, such as other derivative contracts and/or cash instruments. The Company manages risk associated with derivative guarantees consistent with the Company's global risk management policies. The Company records derivative contracts, including those considered to be guarantees under FIN 45, on a fair value basis with related gains/losses recognized in Principal transactions revenues.

        At May 31, 2003, the Company had liquidity commitments of approximately $3.6 billion related to trust certificates backed by investment grade municipal securities, as compared to $4.4 billion at November 30, 2002. The Company's obligation under such liquidity commitments is generally less than one year and is further limited by the fact that the Company's obligation ceases if the underlying assets are downgraded below investment grade or default. In addition, the Company had certain other commitments and guarantees associated with special purpose entities of approximately $3.0 billion and $5.0 billion at May 31, 2003 and November 30, 2002, respectively. These commitments consist of liquidity facilities and other default protection to investors, which are principally overcollateralized with investment grade collateral.

        At both May 31, 2003 and November 30, 2002, the Company was contingently liable for $0.8 billion of letters of credit, primarily used to provide collateral for securities and commodities borrowed and to satisfy margin deposits at option and commodity exchanges.

        At May 31, 2003 and November 30, 2002, the Company had commitments to invest up to $398 million and $672 million, respectively, directly and through partnerships in private equity related investments. These commitments will be funded, in whole or in part, as required through the end of the respective investment periods, principally expiring in 2004.

        In the normal course of business the Company provides guarantees to securities clearinghouses and exchanges. These guarantees are generally required under the standard membership agreements, such that members are required to guarantee the performance of other members. To mitigate these performance risks, the exchanges and clearinghouses often require members to post collateral. The Company's obligation under such guarantees could exceed the collateral amounts posted; however, the potential for the Company to be required to make payments under such guarantees is deemed remote.

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

        Other Commitments and Guarantees as of May 31, 2003 are as follows:

		Expiration Period
(in millions)	Notional/ Maximum Payout	Remaining 2003	2004-2006	2007-2008	2009 & Thereafter
Derivative contracts	$269,686	$29,448	$93,343	$34,007	$112,888
Municipal securities related liquidity commitments	3,569	1,520	290	80	1,679
Other commitments and guarantees associated with special purpose entities	3,026	1,135	349	797	745
Standby letters of credit	802	542	260	—	—
Private equity investments	398	163	235	—	—
Long-term debt maturities	43,530	3,323	20,549	10,590	9,068

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

        The Company is a market leader in mortgage (both residential and commercial), municipal and other asset-backed securitizations which are principally transacted through QSPEs. During the six months ended May 31, 2003 and 2002, the Company securitized approximately $76 billion and $60 billion of financial assets, including: $63.7 billion and $43.4 billion of residential mortgages, $4.2 billion and $4.4 billion of commercial mortgages, and $7.6 billion and $12.2 billion of other asset-backed financial instruments, respectively. As of May 31, 2003 and November 30, 2002, the Company had approximately $0.7 billion and $1.1 billion, respectively, of non-investment grade retained interests from its securitization activities. The Company records its trading assets, including retained interests, on a mark-to-market basis, with related gains or losses recognized in Principal transactions on the Consolidated Statement of Income. (See Note 6 to the Consolidated Financial Statements included in this Report.)

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

        Overall risk management policy is established at the Office of the Chairman's level and begins with the Capital Markets Committee, which consists of the Chief Executive Officer, other members of the Company's Executive Committee, the Global Head of Risk, the Chief Economist and Strategist as well as various other business heads. The Capital Markets Committee serves to frame the Company's risk opinion in the context of the global market environment. The Company's Risk Committee, which consists of the Chief Executive Officer, members of the Executive Committee and the Global Head of Risk, meets weekly and reviews all risk exposures, position concentrations and risk taking activities.

        The Global Risk Management Group (the "Group") is independent of the trading areas and reports directly to the Office of the Chairman. The Group includes credit risk management, market risk management and operational risk management. Combining these disciplines facilitates the analysis of risk exposures, while leveraging personnel and information technology resources in a cost-efficient manner. The Group maintains staff in each of the Company's regional trading centers and has daily contact with trading staff and senior management at all levels within the Company. These discussions include a review of trading positions and risk exposures.

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

        The CRM Department manages the credit exposure related to trading activities by giving initial credit approval for counterparties, establishing credit limits by counterparty, country and industry group and by requiring collateral in appropriate circumstances. In addition, the CRM Department strives to ensure that master netting agreements are obtained whenever possible. The CRM Department also considers the duration of transactions in making its credit decisions, along with the potential credit exposure for complex derivative transactions. The CRM Department is responsible for the continuous monitoring and review of counterparty credit exposure and creditworthiness and recommending valuation adjustments, where appropriate. Credit limits are reviewed periodically to ensure that they remain appropriate in light of market events or the counterparty's financial condition. (For more information regarding the Company's counterparty credit risk with respect to derivative instruments, see Note 5 to the Consolidated Financial Statements included in this Report.)

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

        The Company incurs short-term interest rate risk in the course of facilitating the orderly flow of customer transactions through the maintenance of government and high grade corporate bond inventories. Market-making in high yield instruments exposes the Company to additional risk due to potential variations in credit spreads. Trading in international markets exposes the Company to spread risk between the term structure of interest rates in different countries. Mortgages and mortgage-related securities are subject to prepayment risk and changes in the level of interest rates. Trading in derivatives and structured products exposes the Company to changes in the level and volatility of interest rates. The Company actively manages interest rate risk through the use of interest rate futures, options, swaps, forwards and offsetting cash market instruments. Inventory holdings, concentrations and agings are monitored closely and used by management to selectively hedge or liquidate undesirable exposures.

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

        Operational Risk    Operational Risk is the risk of direct or indirect loss resulting from inadequate or failed internal processes, people and systems, or from external events. Operational Risk Management is responsible for implementing and maintaining the Company's overall global operational risk management framework, which seeks to minimize these risks through assessing, reporting, monitoring and tracking operational risks.

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

	As of		Three Months Ended May 31, 2003
(in millions)	May 31 2003	Nov. 30 2002
			Average	High	Low
Interest rate risk	$19.4	$15.8	$18.7	$20.0	$16.8
Equity price risk	8.0	8.0	7.5	8.1	6.8
Foreign exchange risk	2.9	2.2	2.8	2.9	2.4
Diversification benefit	(6.6)	(5.2)	(6.0)

Total Company	$23.7	$20.8	$23.0	$24.5	$20.7

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

        Distribution of Weekly Net Revenues    Substantially all of the Company's inventory positions are marked-to-market on a daily basis as part of the Company's Capital Markets business segment with changes recorded in net revenues. The following chart sets forth the frequency distribution for weekly net revenues for the Company's Capital Markets and Client Services segments (excluding asset management fees) for the three months ended May 31, 2003:

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

        Use of Estimates    The Company's financial statements are prepared in conformity with generally accepted accounting principles, many of which require the use of estimates and assumptions. Management believes that the estimates utilized in preparing its financial statements are reasonable and prudent. Actual results could differ from these estimates, particularly in light of the industry in which the Company operates.

        Fair Value    The determination of fair value is a critical accounting policy which is fundamental to the Company's financial condition and results of operations. The Company records its inventory positions including Securities and other financial instruments owned and Securities sold but not yet purchased at market or fair value with unrealized gains and losses reflected in Principal transactions on the Consolidated Statement of Income. In all instances, the Company believes that it has established rigorous internal control processes to ensure that the Company utilizes reasonable and prudent measurements of fair value.

        When evaluating the extent to which management estimates may be required to be utilized in preparing the Company's financial statements, the Company believes it is useful to analyze the balance sheet as follows:

(in millions)	May 31, 2003
Assets
Securities and other financial instruments owned	$131,091	43%
Secured financings	136,526	45%
Receivables and other assets	34,793	12%

Total Assets	$302,410	100%

Liabilities and Equity
Securities and other financial instruments sold but not yet purchased	$74,104	25%
Secured financings	130,849	43%
Payables and other liabilities	43,282	14%
Total capital	54,175	18%

Total Liabilities and Equity	$302,410	100%

        A significant majority of the Company's assets and liabilities are recorded at amounts for which significant management estimates are not utilized. The following balance sheet categories, comprising 57% of total assets and 75% of liabilities and equity, are valued at either historical cost or at contract value (including accrued interest), which, by their nature, do not require the use of significant estimates: Secured financings, Receivables/Payables and Other assets/liabilities and Total capital. The remaining balance sheet categories, comprised of Securities and other financial instruments owned and Securities and other financial instruments sold but not yet purchased (long and short inventory positions, respectively), are recorded at market or fair value, the components of which may require, to varying degrees, the use of estimates in determining fair value.

        The majority of the Company's long and short inventory is recorded at market value based upon listed market prices or utilizing third party broker quotes and, therefore, does not incorporate significant estimates. Examples of inventory valued in this manner include government securities, agency mortgage-backed securities, listed equities, money markets, municipal securities, corporate bonds and listed futures.

        If listed market prices or broker quotes are not available, fair value is determined based on pricing models or other valuation techniques, including the use of implied pricing from similar instruments. Pricing models are typically utilized to derive fair value based upon the net present value of estimated future cash flows including adjustments, where appropriate, for liquidity, credit and/or other factors. For the vast majority of instruments valued through pricing models, significant estimates are not required, as the market inputs into such models are readily observable and liquid trading markets provide clear evidence to support the valuations derived from such pricing models. Examples of inventory valued utilizing pricing models or other valuation techniques include: OTC derivatives, private equity investments, certain high yield positions, certain mortgage loans and direct real estate investments and non-investment grade retained interests.

        OTC Derivatives The fair value of the Company's OTC derivative assets and liabilities at May 31, 2003 were $19.2 billion and $12.8 billion, respectively. OTC derivative assets represent the Company's unrealized gains, net of unrealized losses for situations in which the Company has a master netting agreement. Similarly, liabilities represent net amounts owed to counterparties.

        The majority of the Company's OTC derivatives are transacted in liquid trading markets for which fair value is determined utilizing pricing models with readily observable market inputs. Examples of such derivatives include: interest rate swaps contracts, TBAs, foreign exchange forward and option contracts in G-7 currencies, and equity swap and option contracts on listed securities. However, the determination of fair value for certain less liquid derivatives requires the use of significant estimates and include: certain credit derivatives, equity option contracts greater than 5 years, and certain other complex derivatives utilized by the Company in providing clients with hedging alternatives to unique exposures. The Company strives to limit the use of significant judgment by using consistent pricing assumptions between reporting periods and utilizing observed market data for model inputs whenever possible. As the market for complex products develops, the Company refines its pricing models based upon market experience in order to utilize the most current indicators of fair value.

        Private Equity Investments The Company's private equity investments of $1.0 billion at May 31, 2003 include both public and private equity positions. The determination of fair value for these investments may require the use of estimates and assumptions as these investments are generally less liquid and often contain trading restrictions. The determination of fair value for private equity investments is based on estimates incorporating valuations which take into account expected cash flows, earnings multiples and/or comparison to similar market transactions. Valuation adjustments are an integral part of pricing these instruments, reflecting consideration of credit quality, concentration risk, sale restrictions and other liquidity factors.

        High Yield At May 31, 2003, the Company had high yield long and short positions of $4.1 billion and $0.8 billion, respectively. The majority of these positions are valued utilizing broker quotes or listed market prices. In certain instances, when broker quotes or listed prices are not available the Company utilizes prudent judgment in determining fair value which may involve the utilization of analysis of credit spreads associated with pricing of similar instruments, or other valuation techniques.

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

        The Company is also a market leader in the commercial lending and securitization markets. Commercial real estate loans are generally valued based upon an analysis of the loans' carrying value relative to the value of the underlying real estate, known as loan-to-value ratios. As the loan-to-value ratio increases, the fair value of such loan is influenced to a greater extent by a combination of cash flow projections and underlying property values. Approximately $6.6 billion of the Company's commercial real estate loans and direct real estate investments are valued using both cash flow projections as well as underlying property values. The Company utilizes independent appraisals to support management's assessment of the property in determining fair value for these positions.

        In addition, the Company held approximately $0.7 billion of non-investment grade retained interests at May 31, 2003, down from $1.1 billion at November 30, 2002. As these interests primarily represent the junior interests in commercial and residential mortgage securitizations, for which there are not active trading markets, estimates are generally required to be utilized in determining fair value. The Company values these instruments using prudent estimates of expected cash flows, and considers the valuation of similar transactions in the market.

New Accounting Developments

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses accounting and reporting for costs associated with exit or disposal activities including the accounting for certain employee termination benefits, contract termination costs and costs to consolidate facilities or relocate employees. This statement is effective for exit and disposal activities initiated after December 31, 2002. The Company adopted this standard during the first quarter of 2003 and such adoption did not have a material impact on the Company's financial condition or results of operations.

        In November 2002, the FASB issued Interpretation No. 45, "Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). This interpretation requires a guarantor to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. It also provides additional guidance on the disclosure of guarantees. The recognition and measurement provisions are effective for guarantees made or modified after December 31, 2002. The disclosure provisions are effective for fiscal periods ending after December 15, 2002. The Company adopted FIN 45 during the first quarter of 2003, and the adoption did not have a material impact on the Company's financial condition or results of operations.

        In January 2003 the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51" ("FIN 46"). This interpretation provides new consolidation accounting guidance for entities involved with special purpose entities. This guidance does not impact the accounting for securitizations transacted through QSPEs. This interpretation will require a primary beneficiary, defined as an entity which participates in either a majority of the risks or rewards of such SPE, to consolidate the SPE. An SPE would not be subject to this interpretation if such entity had sufficient voting equity capital, such that the entity is able to finance its activities without the additional subordinated financial support from other parties. FIN 46 also requires additional disclosures related to involvement with SPEs. The accounting provisions of this interpretation are effective for new transactions executed after January 31, 2003. The interpretation will be effective for all existing transactions with SPEs beginning in the Company's fourth quarter of 2003. While the Company has not yet completed its analysis of the impact of the new interpretation, the Company does not anticipate that the adoption of this interpretation will have a material impact on the Company's financial condition or its results of operations.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies the financial accounting and reporting for derivative instruments and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement generally is effective for contracts entered into or modified after June 30, 2003. The Company does not anticipate that the adoption of this statement will have a material impact on the Company's financial condition or its results of operations.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement specifies how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective beginning in the Company's fourth quarter. Restatement of prior period financial statements is not permitted. When the Company adopts the statement in its fiscal fourth quarter, it will reclassify Trust issued securities subject to mandatory redemption in the Consolidated Statement of Financial Condition within Long-term debt and will begin to present the pretax amount of Dividends on trust securities in the Consolidated Statement of Income within Interest expense.

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

        Reference is made to Part I, Item 3, Legal Proceedings, in the Form 10-K for a complete description of the proceedings reported therein and to the Company's Form 10-Q for the quarter ended February 28, 2003 for certain subsequent developments in certain of the proceedings reported therein; only additional significant subsequent developments in such proceedings, if any, are given below.

        Research Analyst Independence Investigations (reported in the Form 10-K)

        As previously reported, on December 20, 2002, LBI, reached an agreement in principle with the SEC, the New York State Attorney General's Office, the New York Stock Exchange ("NYSE"), the National Association of Securities Dealers ("NASD") and the North American Securities Administrators Association (on behalf of state and territory securities regulators) to resolve their industry-wide investigations relating to allegations of research analyst conflicts of interest at various investment banking firms, including LBI.

        On April 28, 2003, a final global regulatory settlement based on the agreement in principle (the "Final Global Settlement") was announced, involving several of the leading securities firms in the United States, including LBI, and various federal and state regulators and self-regulatory organizations. Without admitting or denying any of the allegations of violations of certain NASD and NYSE rules relating to investment research activities, LBI entered into consents and agreements with the SEC, the NYSE, the NASD and the Alabama Securities Commission (which acted as LBI's lead state regulator in connection with the Final Global Settlement) to resolve their investigations of LBI relating to those matters.

        Pursuant to the Final Global Settlement, LBI agreed to (i) pay $25 million as a penalty, (ii) pay $25 million as disgorgement of commissions and other monies, (iii) contribute a total of $25 million over five years to provide third-party independent research to clients, (iv) contribute a total of $5 million over five years towards investor education, (v) adopt internal structural and operational reforms that will further augment the steps it has already taken to promote research analyst independence and (vi) be enjoined from the alleged violations of NASD and NYSE rules. In connection with the Final Global Settlement,

        LBI also voluntarily agreed to adopt restrictions on the allocation of shares in initial public offerings to executives and directors of public companies. LBI expects to reach similar arrangements with most or all of the other states, the District of Columbia and the Commonwealth of Puerto Rico. Any monetary penalties and other payments required by these individual arrangements are expected to be included within the aggregate amounts discussed above.

        In April 2003, to effectuate the Final Global Settlement, the SEC filed a Complaint and Final Judgment in the United States District Court for the Southern District of New York. The Final Judgment has not yet been entered by the court, and the court has asked for certain additional information. Also in April, the NASD accepted the Letter of Acceptance, Waiver and Consent entered into with LBI in connection with the Final Global Settlement; and in May 2003, the NYSE advised LBI that the Hearing Panel's Decision, in which it accepted the Final Global Settlement, had become final. Payment will be made in conformance with the payment provisions of the Final Judgment, once the Final Judgment is entered.

        The Company recorded a pre-tax charge of $80 million in the fourth quarter of 2002 relating to the settlement. (For additional information, see Note 4 to the Consolidated Financial Statements incorporated in the Form 10-K.)

        Since the announcement of the Final Global Settlement, six purported class actions have been filed against LBI in three federal courts, five of which are specific to LBI's research of particular companies (Razorfish, Inc., RealNetworks, Inc. and RSL Communications, Inc.) and one of which purports to relate to all research coverage by LBI and nine other defendants (other firms which settled with the regulators) for the 1999 through 2001 time period. (Swack v. Lehman Brothers Inc., in the United States District Court for the District of Massachusetts (Razorfish); DeMarco v. Lehman Brothers Inc., et al., Sved v. Lehman Brothers Inc., et al. and Gravino v. Lehman Brothers Inc., et al., all in the United States District Court for the Southern District of New York (RealNetworks); Sved v. Lehman Brothers Inc., in the United States District Court for the Southern District of New York (RSL Communications); and Cannon v. Citigroup Global Markets Inc., et al., in the United States District Court for the District of Colorado.) All the actions allege conflicts of interest between LBI's investment banking business and research activities.

        In June 2003, a purported derivative action, Bader and Yakaitis P.S.P. and Trust, et al. v. Michael L. Ainslie, et al., relating to the Final Global Settlement was filed (but has not yet been served) in New York State Supreme Court. The suit names Holdings and its Board of Directors as defendants and contends that the Board should have been aware of and prevented the alleged misconduct which resulted in the settlement with regulators.

        Also in June 2003, in the Circuit Court of Marshall County, West Virginia, the Attorney General of West Virginia filed a civil action on behalf of the State of West Virginia against LBI and nine other investment banks. The Complaint alleges multiple violations of the West Virginia Consumer Credit and Protection Act ("CCPA") from July 1, 1999 through the present. The Complaint seeks $5,000 in money damages per violation for each and every violation of the CCPA. The specific allegations against LBI are identical to those in the Complaint and Final Judgment that the SEC filed against LBI and the other investment banking firms.

        Actions Regarding Enron Corporation (reported in the Form 10-K and the Form 10-Q for the quarter ended February 28, 2003)

        In April 2003, Westboro Properties LLC and Stonehurst Capital, Inc. filed a complaint against LBI, Holdings and other commercial or investment banks in the United States District Court for the Southern District of Texas. Plaintiffs allege that defendants engaged in fraud, negligence and conspiracy under the federal securities laws and Texas common and statutory law in inducing plaintiffs to purchase certain certificates, or investments, in two special purpose entities ("SPEs"), Osprey I and Osprey II. Plaintiffs also allege that defendants aided and abetted Enron's fraud in setting up SPEs, allegedly falsifying Enron's books and records and in continuing to recommend Enron's stock.

        First Alliance Mortgage Company Matters (reported in the Form 10-K)

        In June 2003, the United States Court for the Central District of California issued an order granting defendants' motion to dismiss plaintiffs' claim for punitive damages. On the same date, the jury rendered its verdict finding LBI and Lehman Commercial Paper, Inc. ("LCPI") liable for aiding and abetting First Alliance Mortgage Company's fraud. The jury found damages of $50,913,928 and held the Lehman Brothers defendants responsible for 10% of those damages. The court has not yet issued a decision on the claims for equitable subordination of amounts owed to LCPI at the time of First Alliance Mortgage Company's ("FAMCO") Chapter 11 filing and for avoidance of LCPI's liens and on other bankruptcy-related claims.

        Also in June 2003, the Attorney General of the State of Florida filed a civil complaint against LCPI in the Circuit Court of the 17th Judicial Circuit in and for Broward County Florida, alleging violations of the Florida Unfair and Deceptive Trade Practices Act and common law fraud. The allegations arise out of LCPI's relationship with FAMCO insofar as FAMCO did business with Florida borrowers. The Office of the Florida Attorney General alleges in the complaint that, among other things, LCPI provided financing to FAMCO, despite LCPI's purported knowledge that FAMCO was engaged in "predatory lending" practices. The Complaint seeks a permanent injunction, compensatory and punitive damages, civil penalties, attorney's fees and costs.

  In re Fleming Securities Litigation

        In February 2003, a lawsuit captioned Massachusetts State Carpenters Pension Fund v. Fleming Companies, Inc., et al. was filed in the 160th District Court of Dallas County, Texas, asserting claims arising under Sections 11, 12(a)(2), and 15 of the Securities Act of 1933. The action was brought on behalf of a purported class of investors who purchased in two simultaneous Fleming securities offerings in June 2002. The offerings raised approximately $378 million. The complaint alleges that the prospectus and registration statement for the offerings contained false and misleading statements or omitted material facts concerning, among other things, deductions Fleming took on vendor invoices, its accounting for recognition of income, amortization of long term assets and use of capitalized interest, and the performance of Fleming's retail operations. The complaint seeks unspecified damages, interest, attorneys' fees, costs and expenses. In addition to Fleming, the suit named ten individual defendants (officers and/or directors of Fleming), Fleming's auditor, and the underwriters of the offerings, including LBI.

        The case was removed to the United States District Court for the Northern District of Texas. Subsequent to that removal, on April 1, 2003, Fleming filed for protection under the federal bankruptcy code. Also in April 2003, plaintiffs filed a virtually identical second lawsuit in the United States District Court for the Eastern District of Texas.

        Actions Regarding Frank Gruttadauria (reported in the Form 10-K and the Form 10-Q for the quarter ended February 28, 2003)

        Two more cases have been settled: one of the cases on appeal from the United States District Court for the Northern District of Ohio, and one of the cases in the United States District Court for the Northern District of Illinois. The two remaining cases in the Northern District of Illinois have been submitted for arbitration before the New York Stock Exchange by agreement of the parties. Another case has been filed against Lehman Brothers and SG Cowen in the United States District Court for the Northern District of Ohio alleging generally the same claims and seeking generally the same relief as in the pending cases. Lehman Brothers intends to file a motion to stay the suit pending arbitration, based on the plaintiff's contractual agreement to arbitrate claims against the defendants.

        In re Metricom Securities Litigation (reported in the Form 10-K)

        In May 2003, the court issued an opinion and order dismissing the action without prejudice.

        Regulatory Investigations Relating to IPO Allocations

        Lehman Brothers has received requests from the NYSE, acting in coordination with the SEC and the NASD, for information, documents and testimony relating to "spinning" (the alleged allocation by underwriters of shares of "hot" IPOs to directors and officers of existing or potential investment banking clients in return for their firms' investment banking business). The Company is in the process of responding to these requests.

        WorldCom Bondholders Litigation (reported in the Form 10-K and the Form 10-Q for the quarter ended February 28, 2003)

        Additional individual institutional plaintiffs have filed actions in various state courts asserting the same claims as those filed earlier. These actions have been, or are in the process of being, transferred to the multi-districted action in New York.

ITEM 5.    Other Information

        On July 14, 2003, Holdings issued the following joint press release with Neuberger Berman Inc., and filed a Current Report on Form 8-K on the same date containing the text of the release:

        Lehman Brothers Holdings Inc. and Neuberger Berman Inc. announced today that they are continuing positive discussions with a view towards achieving a business combination between the two firms. While there is no assurance that an agreement will be reached, the parties expect that final terms will be worked out over the near term.

PART II—OTHER INFORMATION

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

(b)   Reports on Form 8-K

        The following Current Reports on Form 8-K were filed during the fiscal quarter for which this Report is filed:

  1.
  Form 8-K dated March 17, 2003, Item 7.

  2.
  Form 8-K dated March 20, 2003, Items 5 and 7.

Financial Statements:
Exhibit 99.1	Press Release Relating to Earnings
Exhibit 99.2	Selected Statistical Information (Preliminary and Unaudited)
Exhibit 99.3	Consolidated Statement of Income (Preliminary and Unaudited)
Exhibit 99.4	Segment Net Revenue Information (Preliminary and Unaudited)
  3.
  Form 8-K dated March 21, 2003, Item 7.

  4.
  Form 8-K dated April 29, 2003, Item 7.

  5.
  Form 8-K dated May 1, 2003, Item 7.

  6.
  Form 8-K dated May 2, 2003, Item 5.

  7.
  Form 8-K dated May 8, 2003, Item 7.

  8.
  Form 8-K dated May 8, 2003, Item 7.

  9.
  Form 8-K dated May 13, 2003, Item 7.

  10.
  Form 8-K dated May 20, 2003, Item 7.

  11.
  Form 8-K dated May 27, 2003, Item 7.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEHMAN BROTHERS HOLDINGS INC. (REGISTRANT)
Date: July 15, 2003	By:	/s/ DAVID GOLDFARB Chief Financial Officer and Executive Vice President (principal financial and accounting officer)

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

Date: July 15, 2003

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

Date: July 15, 2003

/s/ DAVID GOLDFARB David Goldfarb Executive Vice President

EXHIBIT INDEX

Exhibit No.	Exhibit
Exhibit 12.01	Computation of Ratios of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends
Exhibit 99.01	Statement of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 99.02	Statement of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

QuickLinks

LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES FORM 10-Q FOR THE QUARTER ENDED MAY 31, 2003 CONTENTS
AVAILABLE INFORMATION
LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES PART I—FINANCIAL INFORMATION
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
INVESTMENT BANKING NET REVENUES
CAPITAL MARKETS NET REVENUES
CLIENT SERVICES NET REVENUES
PART II—OTHER INFORMATION
PART II—OTHER INFORMATION
SIGNATURE
CERTIFICATIONS
EXHIBIT INDEX