Form 10-Q
period 2003-08-31
LEHMAN BROTHERS HOLDINGS INC
filed 2003-10-15
CIK 806085

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2003
OR
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

As of September 30, 2003, 238,327,302 shares of the Registrant's Common Stock, par value $0.10 per share, were outstanding.

LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED AUGUST 31, 2003
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

Holdings' public internet site is http://www.lehman.com. Holdings makes available free of charge through its internet site, via a link to the SEC's internet site at http://www.sec.gov, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the SEC. Holdings also makes available through its internet site, via a link to the SEC's internet site, statements of beneficial ownership of Holdings' equity securities filed by its directors, officers, 10% or greater shareholders and others under Section 16 of the Exchange Act.

In addition, Holdings makes available on http://www.lehman.com its most recent annual report on Form 10-K, its quarterly reports on Form 10-Q for the current fiscal year, its most recent proxy statement and its most recent annual report to shareholders, although in some cases these documents are not available on that site as soon as they are available on the SEC's site. You will need to have on your computer the Adobe® Acrobat® Reader® software to view these documents, which are in the.PDF format. If you do not have Adobe Acrobat, a link to Adobe Systems Incorporated's internet site, from which you can download the software, is provided.

LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
PART I—FINANCIAL INFORMATION

ITEM 1.    Financial Statements

LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
CONSOLIDATED STATEMENT of INCOME
(Unaudited)
(In millions, except per share data)

	Three Months Ended
	August 31, 2003	August 31, 2002
Revenues
Principal transactions	$1,203	$234
Investment banking	458	427
Commissions	314	357
Interest and dividends	2,467	3,048
Other	21	9

Total revenues	4,463	4,075
Interest expense	2,116	2,728

Net revenues	2,347	1,347

Non-interest expenses
Compensation and benefits	1,174	687
Technology and communications	150	140
Brokerage and clearance fees	96	87
Occupancy	76	73
Business development	36	37
Professional fees	35	36
Other	31	18

Total non-interest expenses	1,598	1,078

Income before taxes and dividends on trust securities	749	269
Provision for income taxes	250	61
Dividends on trust securities	19	14

Net income	$480	$194

Net income applicable to common stock	$469	$183

Earnings per common share
Basic	$1.92	$0.74

Diluted	$1.81	$0.70

See notes to consolidated financial statements.

LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
CONSOLIDATED STATEMENT of INCOME
(Unaudited)
(In millions, except per share data)

	Nine Months Ended
	August 31, 2003	August 31, 2002
Revenues
Principal transactions	$3,246	$1,431
Investment banking	1,261	1,362
Commissions	875	978
Interest and dividends	7,599	8,843
Other	52	34

Total revenues	13,033	12,648
Interest expense	6,684	8,032

Net revenues	6,349	4,616

Non-interest expenses
Compensation and benefits	3,215	2,354
Technology and communications	441	404
Brokerage and clearance fees	272	237
Occupancy	230	213
Business development	105	112
Professional fees	105	90
Other	90	61
Real estate reconfiguration	77	—

Total non-interest expenses	4,535	3,471

Income before taxes and dividends on trust securities	1,814	1,145
Provision for income taxes	545	315
Dividends on trust securities	51	42

Net income	$1,218	$788

Net income applicable to common stock	$1,185	$730

Earnings per common share
Basic	$4.88	$2.97

Diluted	$4.63	$2.77

See notes to consolidated financial statements.

LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
CONSOLIDATED STATEMENT of FINANCIAL CONDITION
(Unaudited)
(In millions)

	August 31, 2003	November 30, 2002
ASSETS
Cash and cash equivalents	$11,901	$3,699
Cash and securities segregated and on deposit for regulatory and other purposes	4,473	2,803
Securities and other financial instruments owned (includes $25,551 at August 31, 2003 and $22,211 at November 30, 2002 pledged as collateral)	119,871	119,278
Collateralized agreements:
Securities purchased under agreements to resell	104,710	94,341
Securities borrowed	22,752	20,497
Receivables:
Brokers, dealers and clearing organizations	6,234	3,775
Customers	14,324	8,279
Others	1,459	1,910
Property, equipment and leasehold improvements (net of accumulated depreciation and amortization of $750 in 2003 and $590 in 2002)	2,167	2,075
Other assets	3,501	3,466
Excess of cost over fair value of net assets acquired (net of accumulated amortization of $162 in 2003 and $155 in 2002)	246	213

Total assets	$291,638	$260,336

See notes to consolidated financial statements.

LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
CONSOLIDATED STATEMENT of FINANCIAL CONDITION—(Continued)
(Unaudited)
(In millions, except share data)

	August 31, 2003	November 30, 2002
LIABILITIES AND STOCKHOLDERS' EQUITY
Commercial paper and short-term debt	$2,128	$2,369
Securities and other financial instruments sold but not yet purchased	73,138	69,034
Collateralized financing:
Securities sold under agreements to repurchase	95,100	94,725
Securities loaned	9,917	8,137
Other secured borrowings	9,570	11,844
Payables:
Brokers, dealers and clearing organizations	7,561	1,787
Customers	34,028	17,477
Accrued liabilities and other payables	7,217	6,633
Long-term debt:
Senior notes	39,467	36,283
Subordinated indebtedness	2,226	2,395

Total liabilities	280,352	250,684

Commitments and contingencies
Trust issued securities subject to mandatory redemption	1,010	710

STOCKHOLDERS' EQUITY
Preferred stock	1,045	700
Common stock, $0.10 par value;
Shares authorized: 600,000,000 in 2003 and 2002;
Shares issued: 260,636,181 in 2003 and 258,791,416 in 2002;
Shares outstanding: 239,214,383 in 2003 and 231,131,043 in 2002	26	25
Additional paid-in capital	3,435	3,628
Accumulated other comprehensive income (net of tax)	(15)	(13)
Retained earnings	6,700	5,608
Other stockholders' equity, net	704	949
Common stock in treasury, at cost: 21,421,798 shares in 2003 and 27,660,373 shares in 2002	(1,619)	(1,955)

Total stockholders' equity	10,276	8,942

Total liabilities and stockholders' equity	$291,638	$260,336

See notes to consolidated financial statements.

LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
CONSOLIDATED STATEMENT of CASH FLOWS
(Unaudited)
(In millions)

	Nine Months Ended
	August 31, 2003	August 31, 2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,218	$788
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	219	187
Tax benefit from issuance of stock-based awards	165	157
Amortization of deferred stock compensation	341	364
Real estate reconfiguration charge	77	—
Other adjustments	(10)	32
Net change in:
Cash and securities segregated and on deposit	(1,670)	925
Securities and other financial instruments owned	(646)	746
Securities borrowed	(2,255)	(1,964)
Other secured borrowings	(2,274)	(1,035)
Resale agreements net of repurchase agreements	(9,994)	(14,970)
Receivables from brokers, dealers and clearing organizations	(2,459)	1,505
Receivables from customers	(6,045)	5,375
Securities and other financial instruments sold but not yet purchased	4,104	18,481
Securities loaned	1,780	(4,934)
Payables to brokers, dealers and clearing organizations	5,774	(1,694)
Payables to customers	16,551	934
Accrued liabilities and other payables	553	(878)
Other operating assets and liabilities, net	361	(461)

Net cash provided by operating activities	5,790	3,558

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of senior notes	10,732	6,115
Principal payments of senior notes	(7,525)	(6,713)
Proceeds from issuance of subordinated indebtedness	154	—
Principal payments of subordinated indebtedness	(284)	(524)
Proceeds from issuance of trust issued securities	300	—
Proceeds from issuance of preferred stock	345	—
Net payments for commercial paper and short-term debt	(241)	(1,648)
Payments for treasury stock purchases	(836)	(926)
Issuance of treasury stock	189	168
Dividends paid or accrued	(126)	(126)
Issuances of common stock	38	36

Net cash used in financing activities	2,746	(3,618)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, equipment and leasehold improvements, net	(280)	(423)
Acquisitions, net of cash acquired	(54)	(31)

Net cash used in investing activities	(334)	(454)

Net change in cash and cash equivalents	8,202	(514)

Cash and cash equivalents, beginning of period	3,699	2,561

Cash and cash equivalents, end of period	$11,901	$2,047

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (in millions)
Interest paid totaled $6,797 and $8,095 for the nine months ended August 31, 2003 and August 31, 2002, respectively.
Income taxes paid totaled $449 and $304 for the nine months ended August 31, 2003 and August 31, 2002, respectively.

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

The Company's financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC") with respect to Form 10-Q and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Pursuant to such rules and regulations, certain footnote disclosures that are normally required under generally accepted accounting principles have been omitted. These consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and the notes thereto (the "2002 Consolidated Financial Statements") incorporated by reference in Holdings' Annual Report on Form 10-K for the twelve months ended November 30, 2002 (the "Form 10-K"). The Consolidated Statement of Financial Condition at November 30, 2002 was derived from the audited financial statements.

The consolidated financial statements are prepared in conformity with generally accepted accounting principles, which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management estimates are required to be utilized in determining the valuation of trading inventory, particularly in the area of OTC derivatives, certain high yield positions, private equity securities and mortgage loan positions. Additionally, management estimates are required in assessing the realizability of deferred tax assets, the outcome of litigation and determining the components of the real estate reconfiguration charge. Management believes that the estimates utilized in preparing its financial statements are reasonable and prudent. Actual results could differ from these estimates.

The nature of the Company's business is such that the results of any interim period may vary significantly from quarter to quarter and may not be indicative of the results to be expected for the fiscal year. Certain prior period amounts reflect reclassifications to conform to the current period's presentation.

Securities and Other Financial Instruments

Securities and other financial instruments owned and Securities and other financial instruments sold but not yet purchased are valued at market or fair value, as appropriate, with unrealized gains and losses reflected in Principal transactions in the Consolidated Statement of Income. Market value is generally based on listed market prices. If listed market prices are not available, or if liquidating the Company's position is reasonably expected to affect market prices, fair value is determined based on broker quotes, internal valuation models that take into account time value and volatility factors underlying the financial instruments or management's estimate of the amounts that could be realized under current market conditions, assuming an orderly liquidation over a reasonable period of time.

As of August 31, 2003 and November 30, 2002 all firm-owned securities pledged to counterparties where the counterparty has the right, by contract or custom, to sell or repledge the securities are classified as Securities owned (pledged as collateral) as required by Statement of Financial Accounting Standards ("SFAS") No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of SFAS No. 125 ("SFAS 140").

LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS

Derivative Financial Instruments

A derivative is typically defined as an instrument whose value is "derived" from an underlying instrument, index or rate, such as a future, forward, swap, or option contract, or other financial instrument with similar characteristics. A derivative contract generally represents future commitments to exchange interest payment streams or currencies based on the contract or notional amount or to purchase or sell other financial instruments at specified terms on a specified date.

Derivatives are recorded at market or fair value in the Consolidated Statement of Financial Condition on a net-by-counterparty basis where a legal right of set-off exists, and are netted across products when such provisions are stated in the master netting agreement. Derivatives are often referred to as off-balance-sheet instruments because neither their notional amounts nor the underlying instruments are reflected as assets or liabilities of the Company. Instead, the market or fair value related to the derivative transactions is reported in the Consolidated Statement of Financial Condition as an asset or liability in Derivatives and other contractual agreements, as applicable. Margin on futures contracts is included in receivables and payables from/to brokers, dealers and clearing organizations, as applicable. Changes in fair values of derivatives are recorded as Principal transactions revenue in the current period. Market or fair value is generally determined by either quoted market prices (for exchange-traded futures and options) or pricing models (for swaps, forwards and options). Pricing models utilize a series of market inputs to determine the present value of future cash flows with adjustments, as required, for credit risk and liquidity risk. Further valuation adjustments may be recorded, as deemed appropriate, for new or complex products or for positions with significant concentrations. These adjustments are integral components of the mark-to-market process. Credit-related valuation adjustments incorporate business and economic conditions, historical experience, concentrations, estimates of expected losses and the character, quality and performance of credit sensitive financial instruments.

As an end-user, the Company primarily utilizes derivatives to modify the interest rate characteristics of its long-term debt and secured financing activities. The Company also utilizes equity derivatives to hedge its exposure to equity price risk embedded in certain of its debt obligations and foreign exchange forwards to manage the currency exposure related to its net monetary investment in non-U.S.-dollar functional currency operations (collectively, "end-user derivative activities"). The accounting for end-user derivative activities is dependent upon the nature of the hedging relationship. In certain hedging relationships, both the derivative and the hedged item are marked to market through earnings for changes in fair value ("fair value hedge"). In many instances, the hedge relationship is fully effective so the mark to market on the derivative and the hedged item will offset. In other hedging relationships, the derivative will be marked to market with the offsetting gains or losses recorded in Accumulated other comprehensive income, a component of Stockholders' Equity, until the related hedged item is recognized in earnings ("cash flow hedge"). Certain derivatives embedded in long-term debt are bifurcated and marked to market through earnings.

The Company principally utilizes fair value hedges to convert a substantial portion of the Company's fixed rate debt and certain long-term secured financing activities to floating interest rates. Any hedge ineffectiveness in these relationships is recorded as a component of Interest expense in the Company's Consolidated Statement of Income. Gains or losses from revaluing foreign exchange contracts associated with hedging the Company's net investments in foreign affiliates are reported within Accumulated other comprehensive income in Stockholders' Equity. Unrealized receivables/payables resulting from the mark to market of end-user derivatives are included in Securities and other financial instruments owned or sold but not yet purchased.

Secured Financing Activities

Repurchase and Resale Agreements Securities purchased under agreements to resell and Securities sold under agreements to repurchase, which are treated as financing transactions for financial reporting purposes, are collateralized primarily by government and government agency securities and are carried net by counterparty, when permitted, at the amounts at which the securities will be subsequently resold or

LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS

repurchased plus accrued interest. It is the policy of the Company to take possession of securities purchased under agreements to resell. The Company monitors the market value of the underlying positions on a daily basis as compared to the related receivable or payable balances, including accrued interest. The Company requires counterparties to deposit additional collateral or return collateral pledged, as necessary, to ensure that the market value of the underlying collateral remains sufficient. Securities and other financial instruments owned that are financed under repurchase agreements are carried at market value with changes in market value reflected in the Consolidated Statement of Income.

The Company utilizes interest rate swaps as an end-user to modify the interest rate exposure associated with certain fixed rate resale and repurchase agreements. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), the Company adjusts the carrying value of these secured financing transactions that have been designated as the hedged item.

Securities Borrowed and Loaned Securities borrowed and securities loaned are carried at the amount of cash collateral advanced or received plus accrued interest. It is the Company's policy to value the securities borrowed and loaned on a daily basis and to obtain additional cash, as necessary, to ensure such transactions are adequately collateralized.

Other Secured Borrowings Other secured borrowings are recorded at contractual amounts plus accrued interest.

Private Equity Investments

The Company carries its private equity investments, including its partnership interests, at fair value based on the Company's assessment of each underlying investment.

Income Taxes

The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes ("SFAS 109"). The Company recognizes the current and deferred tax consequences of all transactions that have been recognized in the financial statements using the provisions of the enacted tax laws.

In this regard, deferred tax assets are recognized for temporary differences that will result in deductible amounts in future years and for tax loss carry-forwards if, in the opinion of management, it is more likely than not that the deferred tax asset will be realized. SFAS 109 requires companies to establish a valuation allowance for that component of net deferred tax assets that does not meet the "more-likely-than-not" criterion for realization. Deferred tax liabilities are recognized for temporary differences that will result in taxable income in future years.

Translation of Foreign Currencies

Assets and liabilities of foreign subsidiaries having non-U.S.-dollar functional currencies are translated at exchange rates at the statement of financial condition date. Revenues and expenses are translated at average exchange rates during the period. The gains or losses resulting from translating foreign currency financial statements into U.S. dollars, net of hedging gains or losses and taxes, are included in Accumulated other comprehensive income in Stockholders' Equity. Gains or losses resulting from foreign currency transactions are included in the Consolidated Statement of Income.

Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements are recorded at historical cost, net of accumulated depreciation and amortization. Depreciation is recognized on a straight-line basis over the estimated useful lives. Buildings are depreciated up to a maximum of 40 years. Leasehold improvements are amortized over the lesser of their economic useful lives or the terms of the underlying leases, ranging up to 30 years. Equipment, furniture and fixtures are depreciated over periods of up to 15 years. Internal use software that qualifies for capitalization under American Institute of Certified Public Accountants ("AICPA") Statement

LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS

of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, is capitalized and subsequently amortized over the estimated useful life of the software, generally 3 years, with a maximum of 7 years.

Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews assets, such as property, equipment and leasehold improvements for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the expected future undiscounted cash flows are less than the carrying amount of the asset, an impairment loss would be recognized to the extent the carrying value of such asset exceeded its fair value.

Goodwill

On December 1, 2001 the Company adopted SFAS No. 141, Business Combinations ("SFAS 141"), and SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, intangible assets with indefinite lives and goodwill are no longer required to be amortized. Instead, these assets are evaluated annually for impairment. The Company adopted the provisions of SFAS 142 at the beginning of fiscal year 2002 and the change did not have a material impact to the Company's financial position or its results of operations. Prior to December 1, 2001, the Company amortized goodwill using the straight-line method over periods not exceeding 35 years. Goodwill is reduced upon the recognition of certain acquired net operating loss carryforward benefits.

Stock-Based Awards

SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), established financial accounting and reporting standards for stock-based employee compensation plans. SFAS 123 permits companies either to continue accounting for stock-based compensation using the intrinsic-value method prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, ("APB 25") or using the fair-value method prescribed by SFAS 123. The Company continues to follow APB 25 and its related interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation expense has been recognized for stock option awards because the exercise price was at or above the fair market value of the Company's common stock on the grant date.

Statement of Cash Flows

For purposes of the Consolidated Statement of Cash Flows, the Company defines cash equivalents as highly liquid investments with original maturities of three months or less, other than those held for sale in the ordinary course of business.

Earnings per Common Share

The Company computes earnings per common share ("EPS") in accordance with SFAS No. 128, Earnings per Share ("SFAS 128"). Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the assumed conversion of all dilutive securities.

Consolidation Accounting Policies

Operating Companies FASB Interpretation No. 46, Consolidation of Variable Interest Entities—an interpretation of ARB No. 51, ("FIN 46"), which was issued in January 2003, defines the criteria necessary to be considered an operating company for which the consolidation accounting guidance of SFAS No. 94, Consolidation of All Majority-Owned Subsidiaries ("SFAS 94") should be applied. SFAS 94 is a control-based model and requires consolidation for those entities in which the Company has a controlling financial interest. The usual condition for a controlling financial interest is ownership of a majority of the voting

LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS

interest of an entity. Pursuant to this guidance, operating companies are limited to those entities that have sufficient legal equity to absorb the entities' expected losses (presumed to require 10% minimum equity), and for which the equity holders have substantive voting rights and participate substantially in the gains and losses of such entities. Accordingly, the Company consolidates operating companies in which it has a controlling financial interest. Non-controlled operating companies are accounted for under the equity method when the Company is able to exercise significant influence over the business activities of such entities. Significant influence is generally deemed to exist when the Company owns 20% to 50% of the voting equity of a corporation or when the Company holds at least 3% of a limited partnership interest. The cost method is applied when the ability to exercise significant influence is not present.

Special Purpose Entities Entities that do not meet the FIN 46 criteria of an operating entity are deemed to be special purpose entities ("SPEs"). The majority of the Company's involvement with SPEs relates to securitization transactions meeting the SFAS 140 definition of a qualifying special purpose entity ("QSPE"). A QSPE can generally be described as an entity with significantly limited powers that are intended to limit it to passively holding financial assets and distributing cash flows based upon predetermined criteria. Based on the guidance in SFAS 140, the Company does not consolidate such QSPEs. Rather, the Company accounts for its involvement with such QSPEs under a financial components approach in which the Company recognizes only its retained involvement with the QSPE. The Company accounts for such retained interests at fair value.

Certain SPEs do not meet the QSPE criteria because their permitted activities are not sufficiently limited or because the assets are not deemed qualifying financial instruments (e.g., real estate). FIN 46 defines such entities as variable interest entities (VIEs). Under FIN 46 the Company consolidates a VIE when it is deemed to be the primary beneficiary of such entity. The primary beneficiary is the party that has either a majority of the expected losses or a majority of the expected residual returns of the entity. FIN 46 is effective for transactions entered into by the Company after January 31, 2003 and will be effective for previously existing transactions effective in the Company's first quarter of 2004. The Company therefore continues to follow the consolidation guidance provided by Emerging Issues Task Force (EITF) Topic D-14, Transactions involving Special-Purpose Entities, for those transactions entered into prior to January 31, 2003. Under this guidance, the Company would not consolidate such SPE if a third-party investor made a substantial equity investment in the SPE (minimum of 3%), was subject to first dollar risk of loss of such SPE, and had a controlling financial interest.

Transfers of Financial Assets The Company accounts for transfers of financial assets in accordance with SFAS 140. In accordance with this guidance, the Company recognizes the transfer of financial assets as sales provided that control has been relinquished. Control is deemed to be relinquished only when all of the following conditions have been met: i) the assets have been isolated from the transferor even in bankruptcy or other receivership (true sale opinions are required), ii) the transferee has the right to pledge or exchange the assets received and iii) the transferor has not maintained effective control over the transferred assets (e.g., through a unilateral ability to repurchase a unique or specific asset).

Revenue Recognition Policies

Principal Transactions Securities and other financial instruments owned and Securities and other financial instruments sold but not yet purchased (both of which are recorded on a trade-date basis) are valued at market or fair value, as appropriate, with unrealized gains and losses reflected in Principal transactions in the Consolidated Statement of Income. The Company follows the AICPA Audit and Accounting Guide, Brokers and Dealers in Securities (the Guide), when determining fair value for financial instruments. Fair value is generally determined based on listed prices or broker quotes. In certain instances, such price quotations may be deemed unreliable when the market for such instruments is thinly traded or when the Company holds a substantial block of a particular security such that the listed price is not deemed to be readily realizable given the size of the Company's position. In accordance with the Guide, in these instances the Company determines fair value based upon management's best estimate giving appropriate consideration to reported

LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS

prices and the extent of public trading in similar financial instruments of the issuer or comparable companies, pricing by other dealers in similar securities, the discount from the listed price associated with the cost at date of acquisition, and the size of the position held in relation to the liquidity in the market, among other factors. With respect to large block positions in listed securities for which the size of the Company's holding is likely to impair the Company's ability to realize the quoted market price, the Company records these positions at a discount to the quoted price reflecting the Company's best estimate of fair value. In such instances, fair value is generally determined with reference to the discount associated with the acquisition price of such securities.

If listed prices or broker quotes are not available, fair value is determined based on pricing models or other valuation techniques including the use of implied pricing from similar instruments. Pricing models are typically utilized to derive fair value based upon the net present value of estimated future cash flows including adjustments, where appropriate, for liquidity, credit and/or other factors.

Investment Banking Underwriting revenues and fees for merger and acquisition advisory services are recognized when services for the transactions are determined to be completed. Underwriting expenses are deferred and recognized at the time the related revenues are recorded.

Commissions Commissions primarily include fees from executing and clearing client transactions on stock, options and futures markets worldwide. These fees are recognized on a trade-date basis.

Interest Revenue/Expense The Company recognizes contractual interest on Securities and other financial instruments owned and Securities and other financial instruments sold but not yet purchased on an accrual basis as a component of Interest and dividends revenue and Interest expense, respectively. Interest flows on the Company's derivative transactions are included as part of the Company's mark-to-market valuation of these contracts within Principal transactions and are not recognized as a component of interest revenue or expense.

The Company accounts for its secured financing activities and short- and long-term borrowings on an accrual basis with related interest recorded as interest revenue or interest expense, as applicable.

2.     Real Estate Reconfiguration Charge:

During the fourth quarter of 2002, the Company recorded a pre-tax charge of approximately $128 million ($82 million after-tax) for costs associated with reconfiguring certain global real estate facilities used by the Company to conduct its business activities. The charge resulted from management's analysis of the Company's global real estate needs and subsequent decisions made by management to no longer use certain facilities in Europe, Asia and the U.S. Approximately $115 million of the charge related to estimated sublease losses associated with the Company's decision to exit its primary London office facilities at Broadgate and move its European headquarters to a new facility just outside the City of London beginning in the fourth quarter of 2003. The remaining portion of the charge related to the Company's decision to consolidate certain branch locations. The 2002 real estate reconfiguration charge is in addition to a $189 million charge (before consideration of insurance-related recoveries) recognized in fiscal 2002 associated with exiting facilities related to the events of September 11, 2001.

The Company's 2003 second quarter results included a $77 million pre-tax ($45 million after tax) real estate charge. This charge represented an adjustment of the real estate charges recognized in 2002 and reflected a continued softening in the London and New York metropolitan area sublease markets since the fourth quarter of 2002.

LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS

These charges were recognized in accordance with EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The charges represent estimated sublease losses expected to be incurred upon exiting certain of the Company's existing facilities in London and New York. The Company expects substantially all of such facilities will be subleased by the end of 2004. During the nine months ended August 31, 2003 the Company charged approximately $15 million to the liability for realized losses on subleases and $33 million for asset write-offs, and increased its liability by approximately $11 million for accreted interest. At August 31, 2003 the remaining liability totaled approximately $357 million and is included in Accrued liabilities and other payables in the Consolidated Statement of Financial Condition.

3.     Long-Term Debt:

During the nine months ended August 31, 2003, the Company issued $10,886 million of long-term debt of which $10,732 million was senior notes and $154 million was subordinated notes. These issuances were primarily used to refinance current maturities of long-term debt in 2003 and to increase total capital (stockholders' equity, long-term debt and trust issued securities subject to mandatory redemption). The Company believes total capital is a useful measurement of the Company's financial strength.

The Company had $7,809 million of long-term debt ($7,525 million of senior notes and $284 million of subordinated notes) mature during the nine months ended August 31, 2003. Long-term debt at August 31, 2003 scheduled to mature within one year totaled $7,364 million.

4.     Capital Requirements:

The Company operates globally through a network of subsidiaries, with several subject to regulatory requirements. In the United States, LBI, as a registered broker-dealer, is subject to SEC Rule 15c3-1, the Net Capital Rule, which requires LBI to maintain net capital of not less than the greater of 2% of aggregate debit items arising from customer transactions, as defined, or 4% of funds required to be segregated for customers' regulated commodity accounts, as defined. At August 31, 2003, LBI's regulatory net capital, as defined, of $2,558 million exceeded the minimum requirement by $2,251 million.

Lehman Brothers International (Europe) ("LBIE"), a United Kingdom registered broker-dealer and subsidiary of Holdings, is subject to the capital requirements of the Financial Services Authority ("FSA") of the United Kingdom. Financial resources, as defined, must exceed the total financial resources requirement of the FSA. At August 31, 2003, LBIE's financial resources of approximately $2,990 million exceeded the minimum requirement by approximately $922 million. Lehman Brothers Japan Inc.'s Tokyo branch, a regulated broker-dealer, is subject to the capital requirements of the Financial Services Agency and at August 31, 2003, had net capital of approximately $507 million, which was approximately $192 million in excess of the specified levels required. Lehman Brothers Bank, FSB (the "Bank"), the Company's thrift subsidiary, is regulated by the Office of Thrift Supervision ("OTS"). The Bank exceeds all regulatory capital requirements and is considered well capitalized by the OTS. Certain other non-U.S. subsidiaries are subject to various securities, commodities and banking regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. At August 31, 2003, these other subsidiaries were in compliance with their applicable local capital adequacy requirements. In addition, the Company's "AAA" rated derivatives subsidiaries, Lehman Brothers Financial Products Inc. ("LBFP") and Lehman Brothers Derivative Products Inc. ("LBDP"), have established certain capital and operating restrictions that are reviewed by various rating agencies. At August 31, 2003, LBFP and LBDP each had capital that exceeded the requirements of the rating agencies.

The regulatory rules referred to above, and certain covenants contained in various debt agreements, may restrict Holdings' ability to withdraw capital from its regulated subsidiaries, which in turn could limit its ability to pay dividends to shareholders.

LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS

5.     Derivative Financial Instruments:

In the normal course of business, the Company enters into derivative transactions, both in a trading capacity and as an end-user. The Company's derivative activities (both trading and end-user) are recorded at fair value in the Consolidated Statement of Financial Condition. As an end user, the Company uses derivatives to modify the market risk exposures of certain assets and liabilities. In this regard, the Company primarily enters into fair value hedges utilizing interest rate swaps to convert a substantial portion of the Company's fixed rate long-term debt and certain term fixed rate secured financing activities to a floating interest rate. The ineffective portion of the fair value hedges was included in Interest expense in the Consolidated Statement of Income and was immaterial for the three and nine months ended August 31, 2003 and 2002.

Market or fair value is generally determined by either quoted market prices (for exchange-traded futures and options) or pricing models (for swaps, forwards and options). Pricing models use a series of market inputs to determine the present value of future cash flows with adjustments, as required, for credit risk and liquidity risk. Further valuation adjustments may be recorded, as deemed appropriate, for new or complex products or for positions with significant concentrations. These adjustments are integral components of the mark-to-market process. Credit-related valuation adjustments represent estimates of expected losses that incorporate business and economic conditions, historical experience, concentrations, and the character, quality and performance of credit sensitive financial instruments.

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

	Fair Value(1) August 31, 2003		Fair Value(1) November 30, 2002
(in millions)	Assets	Liabilities	Assets	Liabilities
Interest rate, currency and credit default swaps and options (including caps, collars and floors)	$8,280	$6,971	$9,046	$7,087
Foreign exchange forward contracts and options	1,436	1,496	814	1,157
Other fixed income securities contracts (including futures contracts, options and TBAs)	2,407	1,233	602	215
Equity contracts (including equity swaps, warrants and options)	3,953	2,660	3,400	1,667

Total	$16,076	$12,360	$13,862	$10,126

(1)
Amounts represent carrying value (exclusive of collateral) and do not include receivables or payables related to exchange-traded futures contracts.

Assets included in the table above represent the Company's net receivable/payable for derivative financial instruments before consideration of collateral. Included within the $16,076 million fair value of assets at August 31, 2003 was $15,101 million related to swaps and other over-the-counter ("OTC") contracts and $975 million related to exchange-traded option and warrant contracts. Included within the $13,862 million fair value of assets at November 30, 2002 was $12,846 million related to swaps and other OTC contracts and $1,016 million related to exchange-traded option and warrant contracts.

LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS

With respect to OTC contracts, including swaps, the Company views its net credit exposure to be $9,249 million at August 31, 2003, representing the fair value of the Company's OTC contracts in an unrealized gain position, after consideration of collateral. Presented below is an analysis of the Company's net credit exposure at August 31, 2003 for OTC contracts based upon actual ratings made by external rating agencies or by equivalent ratings established and used by the Company's Credit Risk Management Department.

Counterparty Risk Rating	S&P/Moody's Equivalent	Net Credit Exposure
1	AAA/Aaa	17%
2	AA-/Aa3 or higher	26%
3	A-/A3 or higher	32%
4	BBB-/Baa3 or higher	18%
5	BB-/Ba3 or higher	6%
6	B+/B1 or lower	1%

The Company's net credit exposure from OTC contracts, by maturity, is set forth below:

Counterparty Risk Rating	Less Than 1 Year	1-5 Years	5-10 Years	Greater than 10 Years	Total
1	8%	3%	3%	3%	17%
2	10%	5%	5%	6%	26%
3	12%	8%	4%	8%	32%
4	6%	4%	2%	6%	18%
5	2%	1%	2%	1%	6%
6	1%	0%	0%	0%	1%

Total	39%	21%	16%	24%	100%

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

For a further discussion of the Company's derivative related activities, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations—Off-Balance Sheet Arrangements—Derivatives" and Notes 1 and 15 to the 2002 Consolidated Financial Statements, incorporated by reference in the Form 10-K.

6.     Securitizations:

The Company is a market leader in mortgage- and asset-backed securitizations and other structured financing arrangements. In connection with these activities, the Company uses special purpose entities principally for (but not limited to) the securitization of commercial and residential mortgages, home equity loans, government and corporate bonds, and lease and trade receivables. The Company derecognizes financial assets transferred in securitizations provided the Company has relinquished control over such assets. The Company may retain an interest in the financial assets it securitizes ("retained interests"), which may include assets in the form of residual interests in the special purpose entities established to facilitate the

LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS

securitization. Any retained interests are included in Securities and other financial instruments owned (principally Mortgages and mortgage backed) in the Consolidated Statement of Financial Condition. For further information regarding the accounting for securitization transactions, see Notes 1 and 16 to the 2002 Consolidated Financial Statements, incorporated by reference in the Form 10-K. During the nine months ended August 31, 2003 and 2002, the Company securitized approximately $125 billion and $105 billion of financial assets including: $100 billion and $75 billion of residential mortgages, $7 billion and $10 billion of commercial mortgages, and $18 billion and $20 billion of other asset-backed financial instruments, respectively.

As of August 31, 2003 and November 30, 2002, the Company had approximately $783 million and $1,060 million, respectively, of non-investment grade retained interests from its securitization activities (principally junior security interests in securitizations) including $360 million of residential mortgages, $213 million of other asset-backed financial instruments and $210 million of commercial mortgages as of August 31, 2003; and $350 million of residential mortgages, $200 million of other asset-backed financial instruments and $510 million of commercial mortgages as of November 30, 2002. The Company records its trading assets on a mark-to-market basis, including those assets held prior to securitization, as well as any retained interests post securitization. Mark-to-market gains or losses are recorded in Principal transactions in the Consolidated Statement of Income. Fair value is determined based upon listed market prices, if available. When market prices are not available, fair value is determined based on valuation pricing models that take into account relevant factors such as discount, credit and prepayment assumptions, and also considers comparisons to similar market transactions.

The tables below outline the key economic assumptions used in measuring the fair value of retained interests:

At August 31, 2003:	Residential Mortgages	Other Asset-Backed	Commercial Mortgages
Weighted-average life	3 years	9 years	1 year
Annual prepayment rate	3—90 CPR	8—15 CPR	0—15 CPR
Credit loss assumption	.5—.6%	3—12%	2—27%
Weighted-average discount rate	22%	5%	18%
At November 30, 2002:	Residential Mortgages	Other Asset-Backed	Commercial Mortgages
Weighted-average life	3 years	5 years	1 year
Annual prepayment rate	4—65 CPR	8—15 CPR	0—15 CPR
Credit loss assumption	.5—6%	3—10%	2—17%
Weighted-average discount rate	17%	5%	20%

LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS

The tables below outline the sensitivity of the fair value of the retained interests to immediate 10% and 20% adverse changes in the above assumptions:

	At August 31, 2003			At November 30, 2002
(in millions)	Residential Mortgages	Other Asset- Backed	Commercial Mortgages	Residential Mortgages	Other Asset- Backed	Commercial Mortgages
Prepayment speed:
Impact of 10% adverse change	$1	$—	$—	$4	$1	$—
Impact of 20% adverse change	$3	$—	$—	$8	$2	$—

Assumed credit losses:
Impact of 10% adverse change	$18	$9	$5	$17	$12	$—
Impact of 20% adverse change	$35	$17	$8	$33	$24	$12

Discount rate:
Impact of 10% adverse change	$22	$27	$—	$17	$12	$—
Impact of 20% adverse change	$44	$53	$—	$34	$24	$—

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

Cash flows from residential mortgage, other asset backed, and commercial mortgage securitization trusts for the nine months ended August 31, 2003 were $149 million, $108 million and $7 million, respectively.

7.     Financial Instruments:

Securities and other financial instruments owned and Securities and other financial instruments sold but not yet purchased are recorded at fair value and are comprised of the following:

(in millions)	August 31, 2003	November 30, 2002
Securities and other financial instruments owned:
Mortgages and mortgage backed	$37,612	$34,431
Government and agencies	24,248	28,543
Derivatives and other contractual agreements	16,076	13,862
Corporate debt and other	16,866	15,620
Corporate equities	20,713	21,252
Certificates of deposit and other money market instruments	4,356	5,570

	$119,871	$119,278

Securities and other financial instruments sold but not yet purchased:
Government and agencies	$43,898	$40,852
Derivatives and other contractual agreements	12,360	10,126
Corporate debt and other	6,192	8,927
Corporate equities	10,688	9,129

	$73,138	$69,034

LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS

8.     Securities Pledged as Collateral:

The Company enters into secured borrowing and lending transactions to finance trading inventory positions, obtain securities for settlement and meet customers' needs. The Company receives collateral in connection with resale agreements, securities borrowed transactions, customer margin loans and certain other loans. The Company is generally permitted to sell or repledge these securities held as collateral and use the securities to secure repurchase agreements, enter into securities lending transactions or deliver to counterparties to cover short positions. The Company carries secured financing agreements for financial reporting purposes on a net basis when permitted under the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 41, Offsetting of Amounts Related to Certain Repurchase and Reverse Repurchase Agreements ("FIN 41").

At August 31, 2003 and November 30, 2002, the fair value of securities received as collateral and securities owned that have not been sold, repledged or otherwise encumbered totaled approximately $57 billion and $51 billion, respectively. At August 31, 2003 and November 30, 2002, the gross fair value of securities received as collateral that the Company was permitted to sell or repledge was approximately $364 billion and $345 billion, respectively. Of this collateral, approximately $357 billion and $338 billion at August 31, 2003 and November 30, 2002, respectively, has been sold or repledged, generally as collateral under repurchase agreements or to cover securities and other financial instruments sold but not yet purchased. Included in the $357 billion and $338 billion at August 31, 2003 and November 30, 2002 above, the Company had pledged securities, primarily fixed income, having a market value of approximately $45.1 billion and $41.6 billion, respectively, as collateral for securities borrowed having a market value of approximately $44.3 billion and $40.6 billion, respectively.

The Company also pledges its own assets, principally to collateralize certain financing arrangements. These pledged securities, where the counterparty has the right, by contract or custom, to rehypothecate the financial instruments are classified as Securities and other financial instruments owned, pledged as collateral, in the Consolidated Statement of Financial Condition as required by SFAS 140.

The carrying value of securities and other financial instruments owned that have been pledged to counterparties where those counterparties do not have the right to sell or repledge was approximately $28 billion and $39 billion at August 31, 2003 and November 30, 2002, respectively.

9.     Other Commitments and Contingencies:

In the normal course of business the Company enters into various commitments and guarantees, including lending commitments to high grade and high yield borrowers, liquidity commitments and other guarantees. In all instances, the Company marks-to-market these commitments and guarantees with changes in fair value recognized in Principal transactions in the Consolidated Statement of Income.

Lending Related Commitments

In connection with its financing activities the Company had outstanding commitments under certain lending arrangements of approximately $2.5 billion and $1.5 billion at August 31, 2003 and November 30, 2002, respectively. These commitments require borrowers to provide acceptable collateral, as defined in the agreements, when amounts are drawn under the lending facilities. Advances made under the above lending arrangements are typically at variable interest rates and generally provide for over-collateralization based upon the borrowers' creditworthiness. In addition, at August 31, 2003 the Company had commitments to enter into forward starting, secured reverse repurchase and repurchase agreements of $64.1 billion and $38.0 billion, respectively, compared with $89.9 billion and $50.3 billion, respectively, at November 30, 2002. These are principally secured by government and government agency obligations.

LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS

The Company, through its high grade and high yield sales, trading and underwriting activities, makes commitments to extend credit in loan syndication transactions. The Company uses various hedging and funding strategies to actively manage its market, credit and liquidity exposures on these commitments. In addition, total commitments are not indicative of actual risk or funding requirements, as the commitments may not be drawn or fully used. These commitments and any related drawdowns of these facilities typically have fixed maturity dates and are contingent upon certain representations, warranties and contractual conditions applicable to the borrower.

The Company had credit risk associated with lending commitments to investment grade borrowers (after consideration of hedges) of $3.3 billion at August 31, 2003 and $3.2 billion at November 30, 2002. In addition, the Company had credit risk associated with lending commitments to non-investment grade borrowers (after consideration of hedges) of $1.9 billion and $1.7 billion at August 31, 2003 and November 30, 2002, respectively. Before consideration of hedges, the Company had commitments to investment and non-investment grade borrowers of $7.7 billion and $2.1 billion, respectively, at August 31, 2003 compared with $7.1 billion and $1.8 billion, respectively, at November 30, 2002. The Company had available undrawn borrowing facilities with third parties of approximately $5.8 billion and $5.2 billion at August 31, 2003 and November 30, 2002, respectively, that can be drawn upon to provide funding for these commitments. These funding facilities contain limits for certain concentrations of counterparty, industry or credit ratings of the underlying loans.

In addition, the Company provided high yield contingent commitments related to acquisition financing of approximately $2.3 billion and $2.8 billion at August 31, 2003 and November 30, 2002, respectively. The Company's intent is, and its past practice has been, to sell down significantly all the credit risk associated with these loans, if closed, through loan syndications consistent with the Company's credit facilitation framework. These commitments are not indicative of the Company's actual risk as the borrowers' ability to draw is subject to there being no material adverse change in either market conditions or the borrowers' financial condition, among other factors. In addition, these commitments contain certain flexible pricing features to further adjust for changing market conditions.

At August 31, 2003 and November 30, 2002 the Company had commitments to invest up to $352 million and $672 million, respectively, directly and through partnerships in private equity related investments. These commitments will be funded as required, in whole or in part, through the end of the respective investment periods, principally expiring in 2004.

Other Commitments and Guarantees

On December 1, 2002 the Company adopted FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 requires certain guarantee contracts to be recognized at the inception of such guarantee contract at fair value. The Company has followed a long-standing policy of recording guarantees, including derivative guarantees, at fair value and, accordingly, the adoption of FIN 45 did not affect the Company's financial position or results of operations. In accordance with FIN 45 the Company also is required to disclose certain guarantees, including derivative contracts that require the Company to make payments to a counterparty based on changes on an underlying instrument or index (e.g., security prices, interest rates, and currency rates). Derivatives that meet the FIN 45 definition of a guarantee include credit default swaps, written put options, written foreign exchange options and written interest rate caps and floors. According to FIN 45, derivatives are not considered guarantees if such contracts are cash settled and the Company has no basis to determine it is probable the derivative counterparty held the related underlying instrument. Accordingly, if these conditions were met, the Company has not included such derivative contracts in its guarantee disclosures.

LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS

At August 31, 2003, the maximum payout value of derivative contracts deemed to meet the FIN 45 definition of a guarantee was approximately $299 billion. For purposes of determining maximum payout, notional values were used; however, the Company believes the fair value of these contracts is a more relevant measure of these obligations. At August 31, 2003, the fair value of such derivative contracts approximated $9.2 billion. The Company believes the notional amounts greatly overstate the Company's expected payout. In addition, all amounts included above are before consideration of hedging transactions. These derivative contracts are generally highly liquid and the Company has substantially mitigated its risk on these contracts through hedges, such as other derivative contracts and/or cash instruments. The Company manages risk associated with derivative guarantees consistent with the Company's global risk management policies. The Company records derivative contracts, including those considered to be guarantees under FIN 45, on a fair value basis with related gains or losses recognized in Principal transactions in the Consolidated Statement of Income.

The Company had liquidity commitments of approximately $4.6 billion related to trust certificates backed by investment grade municipal securities at August 31, 2003, compared with $4.4 billion at November 30, 2002. The Company's obligation under such liquidity commitments is typically limited by the fact that the Company's obligation generally ceases if the underlying assets are downgraded below investment grade or default. In addition, the Company had certain other commitments and guarantees associated with special purpose entities of approximately $3.3 billion at August 31, 2003, compared with $5.0 billion at November 30, 2002. These commitments and guarantees consist of liquidity facilities and other default protection to investors, substantially all of which are overcollateralized.

As of August 31, 2003, the Company was contingently liable for $1.1 billion letters of credit as compared to $0.8 billion at November 30, 2002, primarily used to provide collateral for securities and commodities borrowed and to satisfy margin deposits at option and commodity exchanges.

In the normal course of business the Company provides guarantees to securities clearinghouses and exchanges. These guarantees are generally required under the standard membership agreements such that members are required to guarantee the performance of other members. To mitigate these performance risks the exchanges and clearinghouses often require members to post collateral. The Company's obligation under such guarantees could exceed the collateral amounts posted; however, the potential for the Company to be required to make payments under such guarantees is deemed remote. The Company may also provide indemnifications to some counterparties to protect them in the event additional taxes are owed or payments are withheld due either to a change in, or an adverse application of, certain non-U.S. tax laws. The Company believes it is unlikely the Company will have to make material payments under these arrangements and no liabilities related to these arrangements have been recognized in the Consolidated Financial Statements at August 31, 2003.

In connection with certain asset sales and securitization transactions the Company often makes representations and warranties about the assets conforming to specified guidelines. If it is later determined the underlying assets fail to conform to the specified guidelines the Company may have an obligation to repurchase the assets or indemnify the purchaser against any losses. To mitigate these risks, to the extent the assets being securitized may have been originated by other third parties, the Company seeks to obtain appropriate representations and warranties from these third parties upon acquisition of such assets.

Litigation

In the normal course of business, the Company has been named as a defendant in a number of lawsuits and other legal proceedings. After considering all relevant facts and established reserves, in the opinion of the Company such litigation will not, in the aggregate, have a material adverse effect on the Company's consolidated financial position or cash flows, but may be material to the Company's operating results for any particular period, depending on the level of income for such period.

LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS

Other Off-Balance-Sheet Arrangements

Special purpose entities ("SPEs") are corporations, trusts or partnerships that are established for a limited purpose. SPEs by their nature generally do not provide equity owners with significant voting powers as the SPE documents govern all material decisions. The Company's primary involvement with SPEs relates to securitization transactions in which transferred assets, including mortgages, loans, receivables and other assets, are sold to an SPE and repackaged into securities (i.e., securitized). SPEs may also be used by the Company to create securities with a unique risk profile desired by investors and as a means of intermediating financial risk. In summary, in the normal course of business, the Company may establish SPEs; sell assets to SPEs; underwrite, distribute and make a market in securities issued by SPEs; transact derivatives with SPEs; own securities or residual interests in SPEs and provide liquidity or other guarantees for SPEs.

The majority of the Company's involvement with SPEs relates to securitization transactions meeting the SFAS 140 definition of a qualifying special purpose entity ("QSPE"). Based upon the guidance in SFAS 140, the Company does not consolidate such QSPEs. Rather, the Company accounts for its involvement with QSPEs under a financial components approach in which the Company recognizes only its retained involvement with the QSPE.

Certain special purpose entities do not meet the QSPE criteria due to their permitted activities not being sufficiently limited, or because the assets are not deemed qualifying financial instruments (e.g., real estate). FIN 46 defines such entities as variable interest entities ("VIEs"). In instances in which the Company is either the sponsor of or transferor to a non-qualifying special purpose entity, the Company follows the accounting guidance provided by Emerging Issues Task Force ("EITF") Topic D-14 or FASB Interpretation No. 46, Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51 ("FIN 46") (for a discussion of FIN 46, see below), as applicable, to determine whether consolidation is required. Under EITF Topic D-14, the Company would not be required to, and does not consolidate such SPE if a third party investor made a substantive equity investment in the SPE, was subject to first dollar risk of loss of such SPE, and had a controlling financial interest. Under FIN 46, the Company consolidates any VIE for which it is deemed to be the primary beneficiary. The Company's principal involvement with non-QSPEs relates to Collateralized Debt Obligations ("CDOs"), synthetic credit transactions and other structured financing transactions to facilitate customers' investment and/or funding needs.

With respect to CDO transactions in which a diversified portfolio of securities and/or loans is owned by a SPE and managed by an independent asset manager, the Company's role is principally limited to acting as structuring and placement agent, warehouse provider, underwriter and market maker in the related CDO securities. In a typical CDO, at the direction of a third-party asset manager, the Company will warehouse securities or loans on its balance sheet pending the transfer to the SPE once the permanent financing is completed in the capital markets. During 2003, the Company acted as warehouse provider and underwriter for approximately $601 million of CDO transactions. At August 31, 2003 the Company did not have any significant continuing involvement in the CDOs arranged by the Company other than acting as market maker (i.e., holding minority amounts of investment grade securities purchased in the secondary markets for short time periods) and as such the Company is not required to consolidate the transactions. At August 31, 2003 the Company's holdings of subordinated classes in such CDO transactions was not material.

The Company is a dealer in credit default swaps and as such makes a market in buying and selling credit protection on single issuers as well as on portfolios of credit exposures. One of the mechanisms used by the Company to mitigate credit risk is synthetic credit transactions entered into with SPEs. In these transactions, the Company purchases credit protection in the form of a credit default swap from the SPE on referenced obligations (single issuer or portfolio). The Company pays a premium to the SPE for this protection and is secured by high quality collateral purchased by the SPE. Third party investors in these SPEs are subject to default risk associated with the referenced obligations under the default swap as well as credit risk to the

LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS

assets held by the SPE. The Company's maximum loss associated with its involvement with such synthetic credit transactions is the fair value of the Company's credit default swaps with such SPEs, which approximated $605 million at August 31, 2003 (while this amount represents the maximum loss the Company could potentially lose on such agreements, it is highly unlikely because the underlying collateral held by the SPEs was $7.9 billion and was investment grade quality).

The Company also enters into certain structured financing transactions with SPEs to facilitate customers' investment and/or funding needs. The Company's involvement in these transactions is generally limited to providing liquidity or other default protection to investors. At August 31, 2003 and November 30, 2002 the Company had approximately $3.3 billion and $5.0 billion, respectively, of such commitments, which represented the Company's maximum loss; however, the Company's expected exposure for these commitments is significantly less as these commitments were principally overcollateralized.

In January 2003, the FASB issued FIN 46. This interpretation provides consolidation accounting guidance for entities involved with SPEs. This guidance does not impact the accounting for securitizations transacted through QSPEs, but rather will replace EITF Topic D-14 as it is applied to non-QSPEs. This interpretation will require a primary beneficiary, defined as an entity that participates in either a majority of the expected gains or losses of such VIE, to consolidate the VIE. An SPE would not be subject to this interpretation if such entity has sufficient voting equity capital (presumed to require that total voting equity is at least 10% of total assets), such that the entity is able to finance its activities without the additional subordinated financial support from other parties. The interpretation became effective for all new transactions after January 31, 2003 and will be effective for all other existing transactions in the Company's first quarter of 2004. While the Company has not yet fully completed its analysis of the impact of the new interpretation, the Company does not anticipate the adoption of this interpretation will have a material impact to the Company's financial condition or its results of operations.

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

The Client Services Division includes the Company's Private Client and Private Equity businesses. Private Client revenues reflect the Company's high-net-worth retail customer flow activities as well as asset management fees earned from these clients. Private Equity revenues include the management and incentive fees earned in the Company's role as general partner for thirty-five private equity partnerships.

The Company's segment information for the three and nine months ended August 31, 2003 and August 31, 2002 is prepared utilizing the following methodologies:

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

  •
  Segment assets include an allocation of indirect corporate assets that have been fully allocated to the Company's business segments, generally based on each segment's respective headcount figures.

LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS

Segments (Three Months Ended):

(in millions)	Investment Banking	Capital Markets	Client Services	Total
August 31, 2003
Gross Revenues	$453	$3,773	$237	$4,463
Interest Expense	—	2,106	10	2,116

Net Revenue	453	1,667	227	2,347

Depreciation and Amortization Expense	13	53	9	75
Other Expenses	344	1,021	158	1,523

Income Before Taxes(1)	$96	$593	$60	$749

Segment Assets (billions)	$1.8	$284.2	$5.6	$291.6

(1)
Before dividends on trust issued securities.

(in millions)	Investment Banking	Capital Markets	Client Services	Total
August 31, 2002
Gross Revenues	$418	$3,450	$207	$4,075
Interest Expense	—	2,721	7	2,728

Net Revenue	418	729	200	1,347

Depreciation and Amortization Expense	12	49	7	68
Other Expenses	311	550	149	1,010

Income Before Taxes (1)	$95	$130	$44	$269

Segment Assets (billions)	$1.6	$259.7	$3.9	$265.2

(1)
Before dividends on trust issued securities.

LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS

Segments (Nine Months Ended):

(in millions)	Investment Banking	Capital Markets	Client Services	Total
August 31, 2003
Gross Revenues	$1,245	$11,133	$655	$13,033
Interest Expense	—	6,663	21	6,684

Net Revenue	1,245	4,470	634	6,349

Depreciation and Amortization Expense	41	160	27	228
Other Expenses(1)	967	2,809	454	4,230

Income Before Taxes(1) (2)	$237	$1,501	$153	$1,891

Segment Assets (billions)	$1.8	$284.2	$5.6	$291.6

(1)
Excludes the impact of the $77 million pre-tax real estate charge.
(2)
Before dividends on trust issued securities.

(in millions)	Investment Banking	Capital Markets	Client Services	Total
August 31, 2002
Gross Revenues	$1,331	$10,689	$628	$12,648
Interest Expense	—	8,015	17	8,032

Net Revenue	1,331	2,674	611	4,616

Depreciation and Amortization Expense	30	140	17	187
Other Expenses	981	1,848	455	3,284

Income Before Taxes(1)	$320	$686	$139	$1,145

Segment Assets (billions)	$1.6	$259.7	$3.9	$265.2

(1)
Before dividends on trust issued securities.

The following are net revenues by geographic region:

	Three Months Ended		Nine Months Ended
(in millions)	August 31, 2003	August 31, 2002	August 31, 2003	August 31, 2002
U.S.	$1,515	$769	$4,340	$2,902
Europe	519	378	1,365	1,223
Asia Pacific	313	200	644	491

Total	$2,347	$1,347	$6,349	$4,616

LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS

11.   Earnings Per Common Share:

Earnings per share was calculated as follows:

	Three Months Ended		Nine Months Ended
(in millions, except for per share data)	August 31, 2003	August 31, 2002	August 31, 2003	August 31, 2002
Numerator:
Net income	$480	$194	$1,218	$788
Preferred stock dividends	(11)	(11)	(33)	(58)

Numerator for basic and diluted earnings per share—net income applicable to common stock	$469	$183	$1,185	$730

Denominator:
Denominator for basic earnings per share—weighted-average shares	243.8	246.7	242.7	245.9
Effect of dilutive securities:
Employee stock options	13.5	11.5	11.5	13.4
Employee restricted stock units	2.2	2.8	1.9	3.9

Dilutive potential common shares	15.7	14.3	13.4	17.3

Denominator for diluted earnings per share—adjusted weighted-average shares	259.5	261.0	256.1	263.2

Basic earnings per share	$1.92	$0.74	$4.88	$2.97

Diluted earnings per share	$1.81	$0.70	$4.63	$2.77

12.   Stock Compensation:

The Company accounts for stock-based compensation in accordance with the intrinsic value-based method rather than the fair value method in SFAS No. 123, Accounting for Stock Based Compensation ("SFAS 123"). The disclosure requirements of SFAS 123 require companies that elect not to record the fair value of stock-based compensation awards in the Consolidated Statement of Income to provide pro-forma disclosures of net income and earnings per share as if the fair value of stock-based compensation had been recorded. Had the Company adopted the provisions of SFAS 123 and elected the retroactive alternative to SFAS 123 in which all employee stock awards are recognized at fair value, the Company would have recognized additional pre-tax compensation expense of $63 million and $32 million for the three months ended August 31, 2003 and 2002, respectively and $188 million and $97 million for the nine months of 2003 and 2002, respectively. Net income would have decreased by $36 million and $18 million for the three months ended August 31, 2003 and 2002, respectively and $108 million and $55 million for the nine months of 2003 and 2002, respectively. As the Company already recognizes compensation expense for the fair value of restricted stock units, net income has already been reduced by approximately $60 million and $62 million for these awards for the three months ended August 31, 2003 and 2002, respectively, and $196 million and $210 million for the nine months of 2003 and 2002, respectively.

LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS

The following table represents the proforma effects of adopting SFAS 123 under the retroactive method. These proforma amounts do not include the impacts of 2003 stock option awards not yet granted.

	Three Months Ended		Nine Months Ended
(in millions, except for per share data)	August 31, 2003	August 31, 2002	August 31, 2003	August 31, 2002
Net income, as reported	$480	$194	$1,218	$788
Less: Additional stock-based compensation determined under the Black-Scholes method, net of taxes	36	18	108	55

Pro forma net income	$444	$176	$1,110	$733

Earnings per common share, as reported
Basic	$1.92	$.74	$4.88	$2.97
Diluted	$1.81	$.70	$4.63	$2.77
Pro forma earnings per common share
Basic	$1.78	$.67	$4.44	$2.75
Diluted	$1.70	$.64	$4.27	$2.59

Had the Company elected to expense its stock options under the prospective alternative to SFAS 123, net income and diluted earnings per share would have decreased by $3 million and $0.01 per share and $8 million and $0.03 per share in the three and nine-month periods ended August 31, 2003, respectively.

13.   Series F Cumulative Preferred Stock:

In August 2003 Holdings issued 13.8 million depositary shares, each representing 1/100th of a share of Holdings' 6.50% Cumulative Preferred Stock, Series F, for a total of $345 million. The proportionate stated value of each depositary share is $25.00. Holdings may redeem the preferred stock on or after August 31, 2008, in whole or in part, at a redemption price equal to $2,500 per share (equivalent to $25.00 per depositary share) plus accrued and unpaid dividends. Dividends are cumulative and are payable quarterly beginning on November 30, 2003. The Series F Preferred Stock will have no voting rights except as provided below or as otherwise from time to time required by law. If dividends payable on the Series F Preferred Stock or on any other equally ranked series of preferred stock (currently the Company's Cumulative Preferred Stock, Series C, D, and E) have not been paid for six or more quarters, whether or not consecutive, the authorized number of directors of the Company will automatically be increased by two. The holders of the Series F Preferred Stock will have the right, with holders of any other equally-ranked series of preferred stock that have similar voting rights and on which dividends likewise have not been paid, voting together as a class, to elect two directors to fill such newly-created directorships until the dividends in arrears are paid. Each share of Series F Preferred Stock will have ten votes whenever it is entitled to voting rights. The Company intends to use the proceeds for general corporate purposes. For a complete description of the terms, rights and preferences of the Series F Preferred Stock, see the Current Report on Form 8-K filed by the Company with the SEC on August 26, 2003.

LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS

14.   Agreement to Acquire Neuberger Berman:

On July 22, 2003 the Company announced it had entered into a definitive agreement to acquire Neuberger Berman Inc. in a transaction valued, at the time of the announcement, at approximately $2.6 billion. Under the agreement each share of Neuberger Berman common stock will be exchanged for $9.49 in cash and a fractional share of Holdings' common stock based on the average trading price of Holdings' common stock during a period of time shortly prior to the closing. If the reference price were less than or equal to $66.51, the exchange ratio would be 0.496 shares of Holdings common stock for each share of Neuberger common stock. If the reference price were greater than $66.51 and less than or equal to $73.00, the exchange ratio would be that fraction equal to $33.01 divided by the reference price. If the reference price were greater than $73.00 and less than or equal to $82.19, the exchange ratio would be 0.452. If the reference price were greater than $82.19 but less than or equal to $90.41, the exchange ratio would be that fraction equal to $37.15 divided by the reference price. If the reference price were greater than $90.41, the exchange ratio would be 0.411. If the reference price is less than $61.51, Neuberger has a "walk-away" right permitting it to terminate the merger agreement, unless Holdings elects to "top-up" the merger consideration to be received by Neuberger stockholders by adjusting either or both of the per share cash consideration and/or the exchange ratio, so that the sum of (a) the adjusted per share cash consideration and (b) the adjusted exchange ratio multiplied by the reference price, equals not less than $40.00. In any event the merger consideration is subject to a potential purchase price reduction of up to 6.25% based on specific declines in asset-based advisory fees on assets under management of Neuberger's Private Asset Management clients. The transaction has been approved by the boards of directors of both companies and is subject to the approval of Neuberger Berman shareholders and other closing conditions, regulatory approvals and termination events. The Company expects the transaction to close prior to its fiscal year end of November 30, 2003. Reference is made to Amendment No. 3 to the Registration Statement on Form S-4 that Holdings filed with the Securities and Exchange Commission on October 1, 2003, for more information about the merger.

15.   Condensed Consolidating Financial Statement Schedules:

LBI, a wholly-owned subsidiary of Holdings, had approximately $1.7 billion of debt securities outstanding at August 31, 2003 that were issued in registered public offerings and has therefore been subject to the reporting requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934. Holdings has issued a full and unconditional guaranty of these outstanding debt securities of LBI (and any debt securities of LBI that may be issued in the future under these registration statements), which, together with the information presented in this Note 15, allows LBI to avail itself of an exemption provided by SEC rules from the requirement to file separate LBI reports under the Exchange Act. See Note 4 to the Consolidated Financial Statements included in this Report for a discussion of restrictions on the ability of Holdings to obtain funds from its subsidiaries by dividend or loan.

The following schedules set forth the Company's condensed consolidating statement of income for the three and nine months ended August 31, 2003 and 2002, the Company's condensed consolidating balance sheet as of August 31, 2003 and November 30, 2002, and the Company's condensed consolidating statement of cash flows for the nine months ended August 31, 2003 and 2002. In the following schedules, "Holdings" refers to the unconsolidated balances of Holdings, "LBI" refers to the unconsolidated balances of Lehman Brothers Inc. and "Other Subsidiaries" refers to the combined balances of all other subsidiaries of Holdings. "Eliminations" represents the adjustments necessary to (a) eliminate intercompany transactions and (b) eliminate the Company's investments in subsidiaries.

LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Income for the Three Months Ended August 31, 2003
(in millions)	Holdings	LBI	Other Subsidiaries	Eliminations	Total
Net revenues	$(427)	$1,458	$1,316	$—	$2,347
Equity in net income of subsidiaries	846	146	—	(992)	—
Total non-interest expenses	52	952	594	—	1,598

Income before taxes and dividends on trust issued securities	367	652	722	(992)	749
Provision (benefit) for income taxes	(113)	202	161	—	250
Dividends on trust issued securities	—	—	19	—	19

Net income	$480	$450	$542	$(992)	$480

Condensed Consolidating Statement of Income for the Three Months Ended August 31, 2002
(in millions)	Holdings	LBI	Other Subsidiaries	Eliminations	Total
Net revenues	$23	$611	$713	$—	$1,347
Equity in net income of subsidiaries	230	68	—	(298)	—
Total non-interest expenses	48	518	512	—	1,078

Income before taxes and dividends on trust issued securities	205	161	201	(298)	269
Provision (benefit) for income taxes	11	18	32	—	61
Dividends on trust issued securities	—	—	14	—	14

Net income	$194	$143	$155	$(298)	$194

Condensed Consolidating Statement of Income for the Nine Months Ended August 31, 2003
(in millions)	Holdings	LBI	Other Subsidiaries	Eliminations	Total
Net revenues	$(415)	$3,844	$2,920	$—	$6,349
Equity in net income of subsidiaries	1,881	225	—	(2,106)	—
Total non-interest expenses	502	2,608	1,425	—	4,535

Income before taxes and dividends on trust issued securities	964	1,461	1,495	(2,106)	1,814
Provision (benefit) for income taxes	(254)	480	319	—	545
Dividends on trust issued securities	—	—	51	—	51

Net income	$1,218	$981	$1,125	$(2,106)	$1,218

Condensed Consolidating Statement of Income for the Nine Months Ended August 31, 2002
(in millions)	Holdings	LBI	Other Subsidiaries	Eliminations	Total
Net revenues	$(273)	$2,489	$2,400	$—	$4,616
Equity in net income of subsidiaries	934	241	—	(1,175)	—
Total non-interest expenses	(9)	1,872	1,608	—	3,471

Income before taxes and dividends on trust issued securities	670	858	792	(1,175)	1,145
Provision (benefit) for income taxes	(118)	181	252	—	315
Dividends on trust issued securities	—	—	42	—	42

Net income	$788	$677	$498	$(1,175)	$788

LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheet At August 31, 2003
(in millions)	Holdings	LBI	Other Subsidiaries	Eliminations	Total
ASSETS
Cash and cash equivalents	$8,626	$1,291	$1,984	$—	$11,901
Cash and securities segregated and on deposit for regulatory and other purposes	—	2,614	1,859	—	4,473
Securities and other financial instruments owned	11,553	43,039	125,943	(60,664)	119,871
Collateralized short-term agreements	302	90,857	36,303	—	127,462
Receivables	572	19,652	12,748	(10,955)	22,017
Other assets	3,524	337	2,846	(793)	5,914
Investment in subsidiaries	9,930	1,371	27,227	(38,528)	—
Due from subsidiaries	30,161	29,866	186,841	(246,868)	—

Total assets	$64,668	$189,027	$395,751	$(357,808)	$291,638

LIABILITIES AND STOCKHOLDERS' EQUITY
Commercial paper and short-term debt	$1,539	$142	$447	$—	$2,128
Securities and other financial instruments sold but not yet purchased	281	35,146	98,216	(60,505)	73,138
Collateralized short-term financing	853	71,161	42,573	—	114,587
Payables	784	26,027	34,616	(12,621)	48,806
Due to subsidiaries	19,701	50,375	176,375	(246,451)	—
Long-term debt	31,234	2,074	8,385	—	41,693

Total liabilities	54,392	184,925	360,612	(319,577)	280,352

Commitments and Contingencies	—	—	—	—	—
Trust issued securities	—	—	1,010	—	1,010
Total stockholders' equity	10,276	4,102	34,129	(38,231)	10,276

Total liabilities and stockholders' equity	$64,668	$189,027	$395,751	$(357,808)	$291,638

Condensed Consolidating Balance Sheet At November 30, 2002
(in millions)	Holdings	LBI	Other Subsidiaries	Eliminations	Total
ASSETS
Cash and cash equivalents	$1,980	$82	$1,637	$—	$3,699
Cash and securities segregated and on deposit for regulatory and other purposes	—	1,894	949	(40)	2,803
Securities and other financial instruments owned	8,865	44,461	96,324	(30,372)	119,278
Collateralized short-term agreements	2,735	83,998	28,105	—	114,838
Equity in net assets of subsidiaries	8,029	1,160	18,505	(27,694)	—
Receivables	1,024	9,918	12,029	(9,007)	13,964
Other assets	2,934	361	3,413	(954)	5,754
Due from subsidiaries	37,157	14,732	157,215	(209,104)	—

Total assets	$62,724	$156,606	$318,177	$(277,171)	$260,336

LIABILITIES AND STOCKHOLDERS' EQUITY
Commercial paper and short-term debt	$1,567	$112	$690	$—	$2,369
Securities and other financial instruments sold but not yet purchased	416	38,276	60,698	(30,356)	69,034
Collateralized short-term financing	2,266	82,439	30,001	—	114,706
Payables	1,324	12,034	22,673	(10,134)	25,897
Due to subsidiaries	18,570	18,214	172,203	(208,987)	—
Long-term debt	29,639	2,379	6,660	—	38,678

Total liabilities	53,782	153,454	292,925	(249,477)	250,684

Commitments and Contingencies	—	—	—	—	—
Trust issued securities	—	—	710	—	710
Total stockholders' equity	8,942	3,152	24,542	(27,694)	8,942

Total liabilities and stockholders' equity	$62,724	$156,606	$318,177	$(277,171)	$260,336

LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows for the Nine Months Ended August 31, 2003
(in millions)	Holdings	LBI	Other Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,218	$981	$1,125	$(2,106)	$1,218
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in net income of subsidiaries	(1,881)	(225)	—	2,106	—
Depreciation and amortization	87	30	102	—	219
Tax benefit from issuance of stock-based awards	165	—	—	—	165
Amortization of deferred stock compensation	341	—	—	—	341
Other real estate reconfiguration charge	46	31	—	—	77
Other adjustments	—	43	(53)	—	(10)
Net change in:
Cash and securities segregated and on deposit	—	(720)	(910)	(40)	(1,670)
Securities and other financial instruments owned	(2,019)	1,382	(30,301)	30,292	(646)
Securities and other financial instruments sold but not yet purchased	(135)	(3,130)	37,518	(30,149)	4,104
Collateralized short-term agreements net of collateralized financing agreements	1,020	(18,137)	4,374	—	(12,743)
Accrued liabilities and other payables	(586)	13,962	11,989	(2,487)	22,878
Accounts receivable and accrued interest and other assets, net	(23)	(9,830)	(374)	2,084	(8,143)

Net cash provided by (used in) operating activities	(1,767)	(15,613)	23,470	(300)	5,790

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	7,485	662	2,739	—	10,886
Principal payments of long-term debt	(6,559)	(927)	(323)	—	(7,809)
Proceeds from issuance of trust issued securities	—	—	300	—	300
Proceeds from issuance of preferred stock	345	—	—	—	345
Net proceeds from (payments for) commercial paper and short-term debt	(28)	30	(243)	—	(241)
Advances due to affiliates net of affiliate receivables	8,127	17,027	(25,454)	300	—
Payments for treasury stock purchases	(836)	—	—	—	(836)
Issuance of treasury stock	189	—	—	—	189
Dividends paid	(126)	(80)	(117)	197	(126)
Issuance of common stock	38	—	—	—	38

Net cash provided by (used in) financing activities	8,635	16,712	(23,098)	497	2,746

CASH FLOWS FROM INVESTING ACTIVITIES
Dividends received	117	80	—	(197)	—
Purchases of property, equipment and leasehold improvements, net	(148)	(20)	(112)	—	(280)
Acquisition, net of cash acquired	(54)	—	—	—	(54)
Capital contributions from/ (to) subsidiaries	(137)	50	87	—	—

Net cash used in investing activities	(222)	110	(25)	(197)	(334)

Net change in cash and cash equivalents	6,646	1,209	347	—	8,202
Cash and cash equivalents, beginning of period	1,980	82	1,637	—	3,699

Cash and cash equivalents, end of period	$8,626	$1,291	$1,984	$—	$11,901

LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows for the Nine Months Ended August 31, 2002
(in millions)	Holdings	LBI	Other Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$788	$677	$498	$(1,175)	$788
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in net income of subsidiaries	(934)	(241)	—	1,175	—
Depreciation and amortization	75	24	88	—	187
Tax benefit from issuance of stock-based awards	157	—	—	—	157
Amortization of deferred stock compensation	364	—	—	—	364
Other adjustments	—	3	29	—	32
Net change in:
Cash and securities segregated and on deposit	—	1,209	(249)	(35)	925
Securities and other financial instruments owned	2,883	(5,169)	5,299	(2,267)	746
Securities and other financial instruments sold but not yet purchased	(628)	4,273	12,966	1,870	18,481
Collateralized short-term agreements net of collateralized financing agreements	(593)	(9,519)	(12,791)	—	(22,903)
Accrued liabilities and other payables	(34)	(2,656)	2,298	(1,246)	(1,638)
Accounts receivable and accrued interest and other assets, net	194	4,763	190	1,272	6,419

Net cash provided by (used in) operating activities	2,272	(6,636)	8,328	(406)	3,558

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	4,125	—	1,990	—	6,115
Principal payments of long-term debt	(4,729)	(250)	(2,258)	—	(7,237)
Proceeds from issuance of trust issued securities	—	—	—	—	—
Net proceeds from (payments for) commercial paper and short-term debt	(88)	(1,067)	(493)	—	(1,648)
Advances due to affiliates net of affiliate receivables	(1,357)	8,727	(7,776)	406	—
Payments for treasury stock purchases	(926)	—	—	—	(926)
Issuance of treasury stock	168	—	—	—	168
Dividends and capital distribution paid	(126)	(1,002)	(23)	1,025	(126)
Issuance of common stock	36	—	—	—	36

Net cash provided by (used in) financing activities	(2,897)	6,408	(8,560)	1,431	(3,618)

CASH FLOWS FROM INVESTING ACTIVITIES
Dividends received	1,025	—	—	(1,025)	—
Purchases of property, equipment and leasehold improvements, net	(284)	(9)	(130)	—	(423)
Acquisition, net of cash acquired	(31)	—	—	—	(31)
Capital contributions from / (to) subsidiaries	(178)	—	178	—	—

Net cash used in investing activities	532	(9)	48	(1,025)	(454)

Net change in cash and cash equivalents	(93)	(237)	(184)	—	(514)
Cash and cash equivalents, beginning of period	566	289	1,706	—	2,561

Cash and cash equivalents, end of period	$473	$52	$1,522	$—	$2,047

LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
CONDITION and RESULTS of OPERATIONS

Forward-Looking Statements

Some of the statements contained or incorporated by reference in this Management's Discussion and Analysis of Financial Condition and Results of Operations and in other parts of this Report, including those relating to the Company's strategy and other statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as "expects," "anticipates," "intends," "plans," "believes," "estimates" and similar expressions, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements are not historical facts but instead represent only the Company's expectations, estimates and projections regarding future events. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict, which may include, but are not limited to, market fluctuations and volatility, industry competition and changes in the competitive environment, investor sentiment, liquidity risks, credit ratings changes, credit exposure and legal and regulatory proceedings and changes. (For further discussion of these risks, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Certain Factors Affecting Results of Operations" incorporated by reference in the Form 10-K.) As a global investment bank, the Company's results of operations have varied significantly in response to global economic and market trends and geopolitical events. The nature of the Company's business makes predicting the future trends of revenues difficult. Caution should be used when extrapolating historical results to future periods.

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

Business Environment

The principal business activities of Lehman Brothers Holdings Inc. ("Holdings") and subsidiaries (collectively, the "Company" or "Lehman Brothers") are investment banking and capital markets facilitation, which by their nature are subject to volatility, primarily due to changes in interest and foreign exchange rates and security valuations, global economic and political trends and industry competition. Through the Company's investment banking, trading, research, structuring and distribution capabilities in equity and fixed income products, the Company continues to build on its client/customer business model. This model focuses on customer flow activities. The customer flow model is based on the Company's principal focus of facilitating customer transactions in all major global capital markets products and services. The Company generates customer flow revenues from institutional and high-net-worth clients/customers by (i) advising on and structuring transactions specifically suited to meet client needs, (ii) serving as a market maker and/or intermediary in the global marketplace, including having securities and other financial instrument products available to allow clients to rebalance their portfolios and diversify risks across different market cycles and (iii) acting as underwriter to clients.

During the second quarter of fiscal 2003 the global market environment began to emerge from a prolonged slump. Global economic conditions continued to improve in the third quarter of fiscal 2003. Gross domestic product (GDP) growth rates began to improve, worldwide capacity indicated that core inflation would remain low, labor markets began showing signs of stabilization, and corporate governance issues eased their grip on sentiment, all serving to increase the sense of stability.

The fixed income markets performed well in the first nine months of 2003, benefiting from risk-averse investors seeking yield in the face of comparatively weak equity markets. During the second quarter of 2003 the U.S. Treasury rate reached a 45-year low and credit spreads tightened significantly. During the third

LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
CONDITION and RESULTS of OPERATIONS

quarter of 2003 the fixed income markets saw significant steepening of treasury curves in the U.S. and Japan on the prospects of stronger economic growth. Bond market volatility soared during the third quarter of 2003 and resulted in record fixed income trading volumes as customers re-allocated their asset portfolios and were compelled to engage in more dynamic hedging.

The U.S. equity markets reached a 14-month high in August as GDP growth, corporate profitability, manufacturing indices and capital spending all improved. The S&P 500 and NASDAQ indices rose 5% and 13%, respectively, during the 2003 third quarter and were up 8% and 22%, respectively, in the nine months ended August 31, 2003. Monetary and fiscal policy provided additional stimulus in the form of a 25 basis point rate cut by the Federal Reserve in June and the recent tax policy changes, both of which had the objective of encouraging more rapid growth.

Fixed income origination activity remained robust in the first nine months of fiscal 2003 as investment grade spreads tightened compared with the same period in 2002, leading to a favorable environment for new issues and an 18% increase in volume from the comparable 2002 period. The high yield market also benefited as spreads tightened and mutual fund cash inflows increased resulting in a more than doubling of the 2002 volume levels. In the 2003 third quarter, issuers continued to take advantage of interest rates that remain relatively low, but began an upward climb from the historical lows reached earlier in the year. Equity origination market volume in the first nine months of 2003 declined 19% from the depressed levels of the comparable 2002 period but was mitigated by improved third quarter 2003 equity origination activity, which increased significantly to the highest volumes since the second quarter of 2002. However, issuance was concentrated in secondaries and convertibles, while IPO volume continued to be very light.

Europe followed the U.S. lead in terms of monetary policy as both the European Central Bank and the Bank of England reduced interest rates. However, European economic growth continued to trail U.S. levels significantly, with three of Europe's major economies—Germany, Italy and the Netherlands—all in recession. However, anticipation of stronger U.S. growth prompted the major European equity indices to rally on the prospect of an export-driven recovery. The FTSE 100 and DAX composite rose 3% and 17%, respectively, during the quarter and were flat and rose 5%, respectively, in the first nine months of fiscal 2003. Asian markets exhibited the strongest equity market gains during the quarter, particularly in Japan, where stronger GDP growth, increased corporate profitability, central bank focus on deflation and progress in bank reform caused the Nikkei to soar 23% during the quarter and rise 12% in the first nine months of fiscal 2003. The Hang Seng index rose 15% during the quarter and 8% in the first nine months of fiscal 2003.

M&A completions in the first nine months of 2003 were the lowest in over five years while corporate executives awaited definitive signs of an economic and market recovery. Volumes were down 16% from the first nine months of 2002. M&A completions remained weak in the third quarter of 2003, with completed transaction volumes down 24% from the 2002 third quarter and down 18% from the depressed second quarter 2003 level. However, the pace of announcements slowly picked up as the quarter progressed.

Economic Outlook

The industry remains highly linked to global economic growth both in banking and capital markets. The Company expects U.S. gross domestic product to increase by an annualized 3.5% in the fourth quarter of 2003 and by 3.6% in 2004, and anticipates positive but much more moderate growth rates in Europe and Japan. Given these modest growth rates, the Company expects fiscal and monetary policies to remain supportive and the Company does not foresee any near-term increase in global interest rates. The Company's outlook for fixed income products in 2004 remains positive as fundamentals remain in place for strength in customer driven activity. However, the Company expects a slight slowdown in origination activity in 2004 from the 2003 record levels.

LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
CONDITION and RESULTS of OPERATIONS

The Company's outlook for equities has become more positive as the Company believes these markets to be in the early stages of a recovery, which should increase activity in the equity origination markets. With respect to M&A, recent increases in equity indices should drive the M&A markets to turn to a more positive trend. However, consistent with the last recession, which took M&A approximately nine quarters to return to normalized levels, the Company does not expect to reach normalized levels for some time.

Results of Operations—Three Months Ended August 31, 2003 and August 31, 2002

All references to 2003 and 2002 in this section of the Report refer to the three months ended August 31, 2003 and 2002, respectively, unless otherwise stated.

Net income was $480 million in 2003, an increase of 147% compared with $194 million in 2002. Diluted earnings per common share was $1.81 in 2003 compared with $0.70 in 2002. Pre-tax margin and return on common equity were 31.9% and 20.7%, respectively, in 2003, a significant increase from 20.0% and 8.9%, respectively, in 2002. These results reflect the improved economic environment as well as continued improvements the Company has achieved in its market position and overall franchise. In addition, the Company continues to maintain its disciplined approach to expense, risk and liquidity management.

Net Revenues

        Net revenues were a record $2,347 million in 2003, an increase of 74% from $1,347 million in 2002. The improved results in 2003 were fueled by record fixed income customer flow activities, improved global equity markets and strong fixed income underwriting volumes. However, M&A and equity origination activity in 2003 remained well below historical norms.

Principal Transactions, Commissions and Net Interest Revenue

The Company evaluates the performance of its Capital Markets and Client Services revenues in the aggregate, including Principal transactions, Commissions and net interest. Management of these activities is based on aggregate revenues, which includes an assessment of the potential gain or loss associated with a transaction, including associated commissions, and the interest and dividends revenue and interest expense associated with financing or hedging the Company's positions. Caution should be used when analyzing these revenue categories individually because they may not be indicative of the performance of the overall Capital Markets and Client Services activities.

Principal transactions, Commissions and Net interest revenues increased 105% to $1,868 million in 2003 compared with $911 million in 2002. The 2003 results were driven by record customer driven volumes in fixed income products as customers responded to the significant rise in interest rate volatility and Treasury rates with more dynamic hedging activities and significant asset reallocations. These conditions resulted in strong performances in a number of fixed income asset classes, particularly mortgages and high-yield. Revenues from equity products increased 138%, benefiting from the overall improvement in equity market indices worldwide in 2003 and improvements in customer flow activities, primarily in derivatives and convertibles.

Principal transactions revenues were $1,203 million in 2003 compared with $234 million in 2002. Commissions revenues were $314 million in 2003 compared with $357 million in 2002. Interest and dividends revenues were $2,467 million in 2003 compared with $3,048 million in 2002. Interest expense decreased to $2,116 million in 2003 from $2,728 million in 2002.

LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
CONDITION and RESULTS of OPERATIONS

The increase in Principal transactions revenues primarily reflects record fixed income revenues and significantly improved revenue from equity products. The decrease in Commission revenues is primarily reflective of a decrease in trading volumes.

Interest and dividends revenue and Interest expense are functions of the level and mix of total assets and liabilities, principally financial instruments owned and secured financing activities, the prevailing level of interest rates, as well as the term structure of the Company's financings. Interest and dividends revenue and Interest expense are integral components of the overall customer flow activities. The declines in Interest and dividends revenue and Interest expense in 2003 compared with 2002 are principally due to the lower interest rate environment in 2003. The 10% increase in net interest revenue to $351 million in 2003 from $320 million in 2002 was principally due to an increase in balance sheet size and a change in inventory mix to higher levels of fixed income products relative to equity products.

Investment Banking

Investment banking revenue rose 7% to $458 million in 2003 from $427 million in 2002 reflecting double-digit growth in debt and equity origination activities, partially offset by lower financial advisory revenues. Investment banking revenue results primarily from underwriting public and private offerings of fixed income and equity securities, advising clients on M&A activities and providing other services. Debt underwriting activities continued at robust levels in the third quarter of 2003 driven by the historically low interest rate environment and the further tightening of credit spreads, although somewhat below the second quarter of 2003 levels. Equity underwriting, although well below historic norms, improved over the prior year reflecting the general improvement seen in global market indices with market volumes up 56% over 2002. M&A advisory activities remained sluggish as market volume for completed transactions was down 24% from 2002 and down 18% from the already depressed second quarter 2003 levels.

Non-Interest Expenses

A significant portion of the Company's expense base is variable including compensation and benefits, brokerage and clearing and business development. The Company expects its variable expenses as a percentage of net revenues to remain in approximately the same proportions in future periods.

Non-interest expenses totaled $1,598 million in 2003 as compared to $1,078 million in 2002. Compensation and benefits expense of $1,174 million in 2003 increased 71% from $687 million in 2002, commensurate with the 74% growth in Net revenues. Compensation and benefits expense (including both variable and fixed costs) as a percentage of Net revenues was 50.0% in 2003, down slightly from 51.0% in 2002. Variable compensation increased 142% from 2002 while fixed compensation, consisting primarily of salaries and benefits, increased by 9% from 2002. The increase in fixed compensation is due to an increase in pension-related costs and increased salary costs associated with the 2003 second quarter acquisition of a controlling interest in Aurora Loan Services (ALS).

Non-personnel expenses totaled $424 million in 2003, up 8% compared with 2002. Brokerage and clearance fees increased 10% in 2003 as a result of higher volumes in many fixed income products. Technology and communications expenses increased 7% in 2003 as a result of the Company's strategy to invest in its global infrastructure. Other expenses increased $13 million in 2003 compared with 2002 due in part to increased insurance premiums.

LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
CONDITION and RESULTS of OPERATIONS

Provision for Income Taxes

The provision for income taxes totaled $250 million in 2003 compared with $61 million in 2002. These provisions resulted in effective tax rates of 33.4% and 22.7% respectively. The increase in the effective tax rate in 2003 compared with 2002 is primarily due to the diminished impact of tax preference items relative to the higher level of earnings.

International Net Revenues

International net revenues of $832 million in 2003 were up 44% compared with $578 million in 2002 as Asia Pacific revenues were up 57% compared with 2002 and revenues in Europe were up 37% compared with 2002. In Europe, the Company's results were particularly strong in equities as higher indices resulted in increased customer flow in the cash markets and the higher volatility led to increased performance in derivatives. In addition, the Company increased its European market share in both debt and equity origination from 2002. Asia reported record results, benefiting from the significant rally in equity markets as the Nikkei rose 23% during the 2003 third quarter. Fixed income customer flow also increased significantly as clients became more active in response to the rise in Japan Government bond yields. In addition, the Company improved its Asian market share in investment banking in all major league table categories (M&A, debt and equity underwriting).

Segment Results—Three Months Ended August 31, 2003 and August 31, 2002

All references to 2003 and 2002 in this section of the Report refer to the three months ended August 31, 2003 and 2002, respectively, unless otherwise stated.

The Company operates in three business segments: Investment Banking, Capital Markets and Client Services. These business segments produce net revenues from both institutional and high-net-worth retail clients, which are recognized in all revenue categories contained in the Consolidated Statement of Income. (Segment net revenues also contain certain internal allocations, including funding costs, which are centrally managed. For a discussion of these allocations, see Note 10 to the Consolidated Financial Statements included in this Report.)

	Three Months Ended August 31, 2003				Three Months Ended August 31, 2002

(in millions)	Investment Banking	Capital Markets	Client Services	Total	Investment Banking	Capital Markets	Client Services	Total

Principal transactions	$—	$1,080	$123	$1,203	$—	$117	$117	$234
Investment banking	453	—	5	458	418	—	9	427
Commissions	—	229	85	314	—	297	60	357
Interest and dividends	—	2,457	10	2,467	—	3,039	9	3,048
Other	—	7	14	21	—	(3)	12	9

Total revenues	453	3,773	237	4,463	418	3,450	207	4,075
Interest expense	—	2,106	10	2,116	—	2,721	7	2,728

Net revenues	453	1,667	227	2,347	418	729	200	1,347
Non-interest expenses	357	1,074	167	1,598	323	599	156	1,078

Income before taxes(1)	$96	$593	$60	$749	$95	$130	$44	$269

(1)
Before dividends on trust issued securities.

LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
CONDITION and RESULTS of OPERATIONS

The Company evaluates the performance of its Capital Markets and Client Services revenues in the aggregate, including Principal transactions, Commissions and net interest. Management of these activities is based on aggregate revenues, which includes an assessment of the potential gain or loss associated with a transaction, including associated commissions, and the interest and dividends revenue and interest expense associated with financing or hedging the Company's positions. Caution should be used when analyzing these revenue categories individually because they may not be indicative of the performance of the overall Capital Markets and Client Services activities.

        Investment Banking    Investment Banking's activities include underwriting public and private offerings of fixed income and equity securities, advising clients on M&A activities and providing other related services.

	Investment Banking Net Revenues
	Three Months Ended
(in millions)	August 31, 2003	August 31, 2002

Debt Underwriting	$232	$208
Equity Underwriting	119	93
M&A Advisory	102	117

	$453	$418

Net revenues increased 8% in 2003 to $453 million from $418 million in 2002 as an increase in both debt and equity underwriting activity was partially offset by reduced M&A advisory activity. Debt underwriting revenues increased to $232 million in 2003 compared with $208 million in 2002. Fixed income originations were robust in the quarter as issuers continued to take advantage of the low interest rate environment, particularly in high yield. Industry-wide fixed income underwriting volumes were up 25% from 2002, while the Company's volume increased 27% from the same period. (Statistics according to Thomson Financial Investment Banking/Capital Markets ("Thomson Financial").)

Equity underwriting revenues were $119 million in 2003, up 28% from 2002 reflecting improved market volumes, particularly in secondary and convertible offerings. The Company's volume increased 24% from 2002 while industry-wide volumes were up 56% from the same period. (Statistics according to Thomson Financial.) The Company's volume growth trailed the industry-wide volume growth because in 2002 the Company was a joint-book manager for the largest initial public offering transaction in that quarter. Adjusting for this transaction, the Company's volume growth significantly exceeded the industry-wide volume growth in 2003.

M&A advisory fees decreased 13% to $102 million in 2003 from $117 million in 2002. M&A activity remained sluggish during the quarter with market volume for completed transactions down 24% in 2003 compared with 2002. Industry-wide M&A announced volume declined 23% in 2003 compared with 2002. (Statistics according to Thomson Financial.)

Non-interest expenses increased 11% to $357 million in 2003 compared with $323 million in 2002 as higher compensation and benefits associated with revenue growth was partially offset by lower non-compensation expenses. The decrease in non-compensation expenses is due in part to a lower headcount and continued expense discipline in this challenging banking environment.

Investment banking pre-tax income of $96 million in 2003 was essentially unchanged from 2002, as an 8% increase in net revenues was offset by higher non-interest expenses.

LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
CONDITION and RESULTS of OPERATIONS

        Capital Markets    Capital Market's activities include institutional customer flow activities and secondary trading and financing activities related to fixed income and equity products. These products include a wide range of cash, derivative, secured financing and structured instruments. Capital Markets also includes the risk arbitrage business as well as realized and unrealized gains and losses related to private equity investments.

Capital Markets Net Revenues
	Three Months Ended August 31, 2003			Three Months Ended August 31, 2002
(in millions)	Gross Revenues	Interest Expense	Net Revenues	Gross Revenues	Interest Expense	Net Revenues

Fixed Income	$2,777	$(1,586)	$1,191	$2,614	$(2,085)	$529
Equities	996	(520)	476	836	(636)	200

	$3,773	$(2,106)	$1,667	$3,450	$(2,721)	$729

Capital Markets net revenues were $1,667 million in 2003, an increase of 129% from 2002, reflecting record performance in fixed income and improved performance in equities.

The fixed income component of Capital Markets in 2003 reported a fourth consecutive quarter of record results, as net revenues increased 125% from 2002 when the markets were plagued with widening credit spreads and record defaults. The increase over 2002 was attributable to favorable market conditions, which led to record customer-driven volumes and strong performances in most asset classes. Interest rates declined in 2003 compared with 2002, with spreads on U.S. investment grade and high yield bonds decreasing 143 basis points and 12 basis points, respectively, during the 2003 third quarter. These conditions resulted in an increase in customer flow trading activity and revenues from mortgage products, interest rate derivatives, high yield and municipals. High yield credit had its second consecutive record revenue quarter and interest rate derivatives continued to perform well as the increase in volatility in the U.S. treasury market led to increased activity as customers were forced to re-hedge the duration of their portfolios. In municipals, customer flow continued to improve as municipals outperformed the U.S. treasury market.

Net revenues from the equities component of Capital Markets were $476 million in 2003, up 138% from 2002. Global equity indices strengthened in 2003 as improved corporate earnings prompted increased investor activity. The S&P 500, NASDAQ and the Nikkei were up 5%, 13%, and 23%, respectively, from May 31, 2003. The revenue increase was principally due to convertibles, derivatives, and cash products together with improved private equity results. Convertibles performance significantly increased from 2002 as the sector benefited from credit spread tightening while 2002 was plagued by difficult credit markets driven by corporate governance issues. The equity derivatives increase was driven by increased corporate derivatives activity stimulated by the equity market rally, which created a favorable market environment for option-related customer activity.

        Interest and Dividends    Interest and dividends revenue decreased by 19% compared with 2002, while Interest expense decreased by 23%, primarily reflecting a decline in interest rates. Net interest revenue increased 10% to $351 million in 2003 primarily due to an increase in the size of the balance sheet as well as a change in inventory mix to higher levels of interest-bearing assets.

Capital Markets non-interest expenses increased 79% in 2003 to $1,074 million from $599 million in 2002, driven by an increase in compensation and benefits commensurate with the improvement in net revenues.

Capital Markets pre-tax earnings increased to $593 million in 2003 from $130 million in 2002, driven by record fixed income revenue and improved equities revenue in 2003.

LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
CONDITION and RESULTS of OPERATIONS

Client Services Client Services activities include the Private Client and Private Equity businesses. Private Client activities include high-net-worth retail customer flow activities as well as asset management activities. Private Equity activities include the Company's role as general partner for private equity partnerships for which it earns management and incentive fees (but do not include gains and losses related to private equity investments).

	Client Services Net Revenues
	Three Months Ended
(in millions)	August 31, 2003	August 31, 2002

Private Client	$222	$191
Private Equity	5	9

	$227	$200

Client Services net revenues were $227 million in 2003 compared with $200 million in 2002. Private Client net revenues increased 16% to $222 million in 2003 from $191 million in 2002 due to continued strong performance in the distribution of fixed income products. Private Equity net revenues declined to $5 million in 2003 from $9 million in 2002 primarily due to a decrease in management fees attributable to the expiration of commitment periods in the third quarter of 2002 on two of the Company's funds.

Non-interest expenses grew $11 million or 7% in 2003 compared with 2002 primarily due to increased compensation and benefits related to growth in revenue.

Client Services pre-tax earnings increased 36% to $60 million in 2003 from $44 million in 2002 as the 14% increase in revenues was only partially offset by higher non-interest expenses.

Results of Operations—Nine Months Ended August 31, 2003 and August 31, 2002

        All references to 2003 and 2002 in this section of the Report refer to the nine months ended August 31, 2003 and 2002, respectively, unless otherwise stated.

Net income totaled $1,218 million in 2003, an increase of 55% compared with $788 million in 2002. Diluted earnings per common share in 2003 were $4.63 compared with $2.77 in 2002. Pre-tax operating margin in 2003 was 28.6%, and return on common equity was 18.1% compared to 24.8% and 12.1%, respectively, in 2002. The 2003 results include a second quarter $77 million pre-tax ($45 million after-tax) real estate charge associated with the Company's previous decision to dispose of certain excess real estate. The effect of this charge was to decrease diluted earnings per share by $0.17, return on common equity by 0.7% and pre-tax margin by 1.2%. In 2003 the Company continued its disciplined approach to its core competencies in expense, risk and liquidity management.

Net Revenues

        Net revenues totaled $6,349 million in 2003, up 38% compared with $4,616 million in 2002. The improved results are attributable to a more favorable economic climate as well as improvements in the Company's market position.

Principal Transactions, Commissions and Net Interest Revenues

        The Company evaluates the performance of its Capital Markets and Client Services revenues in the aggregate, including Principal transactions, Commissions and net interest. Management of these activities is based on aggregate revenues, which includes an assessment of the potential gain or loss associated with a transaction, including associated commissions, and the interest and dividends revenue and interest expense associated with financing or hedging the Company's positions. Caution should be used when analyzing these revenue categories individually because they may not be indicative of the performance of the overall Capital Markets and Client Services activities.

LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
CONDITION and RESULTS of OPERATIONS

Principal transactions, Commissions and net interest revenues increased 56% to $5,036 million in 2003 compared with $3,220 million in 2002, reflecting record revenues from fixed income products. Historically low interest rates, increased interest-rate volatility and declining credit spreads drove record customer flow activities in 2003, particularly in interest rate products, high grade and high yield bonds and mortgage products. Revenues from equity products also improved as a result of rising indices and improved performance in private equity.

Principal transactions revenues were $3,246 million in 2003 compared with $1,431 million in 2002. Commissions revenues were $875 million in 2003 compared with $978 million in 2002. Interest and dividends revenues were $7,599 million in 2003 compared with $8,843 million in 2002. Interest expense decreased to $6,684 million in 2003 from $8,032 million in 2002.

The increase in Principal transactions revenue reflects record fixed income revenues coupled with improvements in equity products. Commissions revenue declined $103 million or 11%, reflecting lower customer flow activity as equity trading volumes declined and investors exited equity products for more defensive asset classes during 2003.

Interest and dividends revenue and Interest expense are functions of the level and mix of total assets and liabilities, principally financial instruments owned and secured financing activities, the prevailing level of interest rates, as well as the term structure of the Company's financings. Interest and dividends revenue and Interest expense are integral components of the Company's overall customer flow activities. The declines in Interest and dividends revenue and Interest expense in 2003 compared with 2002 are principally due to a decline in interest rates between the periods. The increase in net interest revenue of 13% to $915 million in 2003 from $811 million in 2002 was primarily due to an increase in the balance sheet, a steeper yield curve in 2003 that reduced interest expense on secured short-term funding and a change in inventory mix to higher levels of coupon-bearing fixed income products compared with equity products.

Investment Banking

Investment banking revenues of $1,261 million in 2003 declined 7% from $1,362 million in 2002. Investment banking revenues result primarily from underwriting public and private offerings of fixed income and equity securities, advising clients on M&A activities and other services. The decline is primarily attributable to lower equity underwriting revenues as global equity market volume was down 19% compared with the already depressed levels of 2002. While revenue was down compared with 2002, the Company improved its global market share in equity products from 3.5% in 2002 to 4.4% in 2003. Debt underwriting revenues improved 4% compared with 2002 as historically low interest rates coupled with narrowing spreads in the investment grade and high yield markets continued to drive a robust debt underwriting environment. M&A advisory activities were essentially unchanged from 2002.

Non-Interest Expenses

A significant portion of the Company's expense base is variable including compensation and benefits, brokerage and clearing and business development. The Company expects its variable expenses as a percentage of net revenues to remain in approximately the same proportion in future periods.

Non-interest expenses totaled $4,535 million in 2003 compared with $3,471 million in 2002. Non interest expenses in 2003 included a second quarter $77 million real estate charge ($45 million after-tax) associated with the Company's previous decision to dispose of certain excess real estate. For more information about this charge, see Note 2 to the Consolidated Financial Statements included in this report.

LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
CONDITION and RESULTS of OPERATIONS

Compensation and benefits expense of $3,215 million increased 37% from $2,354 million in 2002 commensurate with the 38% increase in net revenues over the same period. Compensation and benefits expense as a percentage of net revenues was 50.6% in 2003 and 51.0% 2002. Variable compensation increased by 67% compared with 2002 while fixed compensation, consisting primarily of salaries and benefits, increased 4% from 2002 primarily due to an increase in pension-related costs, which are expected to increase to $49 million for fiscal 2003 from $26 million in fiscal 2002.

Non-personnel expenses, excluding the real estate charge, were $1,243 million in 2003, up 11% compared with 2002. Technology and communication expense increased to $441 million in 2003 from $404 million in 2002, primarily due to amortization of new technology assets at the Company's new facilities and increased spending associated with the enhancement of the Company's capital markets trading platforms and technology infrastructure. Occupancy expense increased to $230 million in 2003 from $213 million in 2002, primarily attributable to additional space to accommodate the growth in headcount resulting from the Company's expansion during the past several years, including the acquisition of ALS, as well as the increased cost of the Company's new corporate headquarters. Brokerage and clearance fees increased 15% in 2003 as a result of higher volumes across many fixed income products. Professional fees increased 17% in 2003 compared with 2002, attributable to higher legal and accounting and audit fees incurred in the current business environment. Other expenses increased 48% in 2003 compared with 2002 due in part to increased insurance premiums.

During the fourth quarter of 2002 the Company recorded a charge of approximately $128 million pre-tax ($82 million after-tax) for costs associated with reconfiguring certain global real estate facilities used by the Company to conduct its business activities. The charge resulted from management's analysis of the Company's global real estate needs and subsequent decisions made by management to no longer use certain facilities in Europe, Asia and the U.S. Approximately $115 million of the charge related to estimated sublease losses associated with the Company's decision to exit its primary London office facilities at Broadgate and move its European headquarters to a new facility just outside the City of London beginning in the fourth quarter of 2003. The remaining portion of the charge relates to the Company's decision to consolidate certain branch locations. The 2002 real estate reconfiguration charge is in addition to a $189 million charge recognized in fiscal 2002 associated with exiting facilities related to the events of September 11, 2001, before consideration of insurance-related recoveries.

The Company's 2003 second quarter results include a $77 million pre-tax ($45 million after tax) real estate charge. This charge represents an adjustment of the real estate charges recognized in 2002 and reflects a continued softening in the London and New York metropolitan area sublease markets since the fourth quarter of 2002.

These charges were recognized in accordance with EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The charges represent estimated sublease losses expected to be incurred upon exiting certain of the Company's existing facilities in London and New York. The Company expects substantially all of such facilities will be subleased by the end of 2004. During the nine months ended August 31, 2003 the Company charged approximately $15 million to the liability for realized losses on subleases and $33 million for asset write-offs, and increased the liability by approximately $11 million for accreted interest. At August 31, 2003 the remaining liability totaled approximately $357 million and is included in Accrued liabilities and other payables in the Consolidated Statement of Financial Condition.

LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
CONDITION and RESULTS of OPERATIONS

Provision for Income Taxes

The provision for income taxes totaled $545 million in 2003 compared with $315 million in 2002. These provisions resulted in effective tax rates of 30.0% and 27.5% respectively. The increase in the effective tax rate in 2003 compared with 2002 is primarily due to a higher level of pretax earnings that reduced the impact of tax-exempt income. The Company expects the effective tax rate for the full year 2003 to approximate 30%.

International Net Revenues

International net revenues of $2,009 million in 2003 increased 17% compared with $1,714 million in 2002. International net revenues as a percentage of total net revenues were 32% in 2003 compared with 37% in 2002. European net revenues increased 12% in 2003 compared with 2002 as activity improved in equities, and investment banking. Asia Pacific net revenues increased 31% in 2003 compared with 2002 as the Nikkei increased 12% from November 30, 2002 to August 31, 2003 and the Company continued to gain market share in international M&A completions from 2.1% in 2002 to 11.1% in 2003.

Segment Results—Nine Months Ended August 31, 2003 and August 31, 2002

All references to 2003 and 2002 in this section of the Report refer to the nine months ended August 31, 2003 and 2002, respectively, unless otherwise stated.

	Nine Months Ended August 31, 2003				Nine Months Ended August 31, 2002

(in millions)	Investment Banking	Capital Markets	Client Services	Total	Investment Banking	Capital Markets	Client Services	Total

Principal transactions	$—	$2,873	$373	$3,246	$—	$1,072	$359	$1,431
Investment banking	1,245	—	16	1,261	1,331	—	31	1,362
Commissions	—	671	204	875	—	803	175	978
Interest and dividends	—	7,572	27	7,599	—	8,814	29	8,843
Other	—	17	35	52	—	—	34	34

Total revenues	1,245	11,133	655	13,033	1,331	10,689	628	12,648
Interest expense	—	6,663	21	6,684	—	8,015	17	8,032

Net revenues	1,245	4,470	634	6,349	1,331	2,674	611	4,616
Non-interest expenses(1)	1,008	2,969	481	4,458	1,011	1,988	472	3,471

Income before taxes(1)(2)	$237	$1,501	$153	$1,891	$320	$686	$139	$1,145

(1)
Excludes the impact of the 2003 second quarter $77 million pre-tax real estate charge.

(2)
Before dividends on trust issued securities.

The Company evaluates the performance of its Capital Markets and Client Services revenues in the aggregate, including Principal transactions, Commissions and net interest. Management of these activities is based on aggregate revenues, which includes an assessment of the potential gain or loss associated with a transaction, including associated commissions, and the interest and dividends revenue and interest expense associated with financing or hedging the Company's positions. Caution should be used when analyzing these revenue categories individually because they may not be indicative of the performance of the overall Capital Markets and Client Services activities.

LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
CONDITION and RESULTS of OPERATIONS

        Investment Banking    Investment Banking's activities include underwriting public and private offerings of fixed income and equity securities, advising clients on M&A activities and providing other related services.

	Investment Banking Net Revenues
	Nine Months Ended
(in millions)	August 31, 2003	August 31, 2002

Debt Underwriting	$705	$679
Equity Underwriting	253	365
M&A Advisory	287	287

	$1,245	$1,331

Net revenues decreased 6% in 2003 to $1,245 million from $1,331 million in 2002 due to lower equity underwriting activity in the first half of the year. Debt underwriting activity increased 4% in 2003 to $705 million from $679 million in 2002 as spreads tightened in both investment grade and high yield, leading to a favorable environment for new issuance. M&A advisory activity was unchanged.

Debt underwriting revenues increased 4% in 2003 to $705 million from $679 million in 2002. Fixed income origination remained at robust levels as low interest rates and the narrowing of credit spreads induced corporations to accelerate their financing and refinancing activity. Investment grade and high yield underwriting activity was particularly strong, with industry-wide market volumes increasing 18% and 106%, respectively, from 2002 as issuers took advantage of tighter credit spreads. (Statistics according to Thomson Financial.)

Equity underwriting revenues were $253 million in 2003, down 31% from 2002. The decrease in equity origination is attributable to weakness in the global equity markets. Industry-wide global equity market volumes decreased 19% in 2003 compared with 2002, with particular weakness in the IPO sector as corporations delayed transactions amid the soft equity markets. IPO volumes were at their lowest levels in over ten years. However, the Company increased its market share to 4.4% from 3.5% for the calendar period ended August 31, 2003 compared with the full calendar year 2002. (Statistics according to Thomson Financial.)

M&A advisory fees were unchanged in 2003 compared with 2002. M&A activity was hampered by lackluster economic data and geopolitical concerns resulting in market volume for completed transactions in 2003 reaching its lowest level since 1995. M&A completed market volume was down 16% compared with 2002; however, the Company's volume for the same period increased by 3%. (Statistics according to Thomson Financial.)

Non-interest expenses were essentially unchanged in 2003 compared with 2002 primarily reflecting lower non-personnel costs associated with lower revenue as the Company continued to maintain its expense discipline. Non-personnel expenses declined slightly compared with 2002 as the Company continued to focus on minimizing discretionary spending in the current market environment.

Investment banking pre-tax income of $237 million in 2003 declined from $320 million 2002 attributable to the decline in net revenues.

LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
CONDITION and RESULTS of OPERATIONS

Capital Markets    Capital Markets' activities include institutional customer flow and secondary trading and financing activities related to fixed income and equity products. These products include a wide range of cash, derivative, secured financing and structured instruments. This segment also includes the risk arbitrage business as well as realized and unrealized gains and losses related to private equity investments.

Capital Markets Net Revenues
	Nine Months Ended August 31, 2003			Nine Months Ended August 31, 2002
(in millions)	Gross Revenues	Interest Expense	Net Revenues	Gross Revenues	Interest Expense	Net Revenues
Fixed Income	$8,376	$(5,108)	$3,268	$7,766	$(5,880)	$1,886
Equities	2,757	(1,555)	1,202	2,923	(2,135)	788

	$11,133	$(6,663)	$4,470	$10,689	$(8,015)	$2,674

Capital Markets net revenues were $4,470 million in 2003, up 67% compared with 2002, reflecting record performance in fixed income and improved performance in equities.

Net revenues for the fixed income component of Capital Markets in 2003 exceeded 2002 by 73%. The increase was principally driven by strong institutional customer flow activity as historically low interest rates and narrowing credit spreads contributed to increased trading activity and revenues from interest rate, high grade, high yield and mortgage products. Revenues from the mortgage business continued to be bolstered by a strong volume of refinancings and heavy investor demand for secondary products. Credit and interest rate derivative products were also strong as investors sought to diversify and hedge their risks.

Net revenues from the equities component of Capital Markets were $1,202 million in 2003, up 53% from 2002. Global equity indices increased since November 30, 2002 in a steady rally that began in March and continued in the third quarter. Favorable performance in convertibles contributed to the increase in revenues, driven by improved credit markets and strong customer activity on the heels of increased new issuance activity. Increased revenues in derivatives also contributed to the increase in revenues, driven by OTC activity in Europe as customers used structured, customized products (options, warrants, equity-linked notes) as hedging vehicles.

Interest and Dividends    Interest and dividends revenue decreased 14% compared with 2002, while Interest expense decreased by 17%, primarily reflecting a decline in U.S. interest rates from August 31, 2002. Net interest revenue increased 14% to $909 million in 2003 due to an increase in inventory levels as well as a change in inventory mix to higher levels of interest bearing assets in response to continued shifts in customer asset preferences.

Capital Markets non-interest expenses increased 49% in 2003 to $2,969 million from $1,988 million in 2002, primarily due to an increase in compensation and benefits expense associated with the increase in net revenues. In addition, non-personnel expenses increased principally due to higher brokerage and clearance costs associated with higher volumes in certain fixed income products, increased professional fees and other expenses.

Capital Markets pre-tax earnings increased to $1,501 million in 2003 from $686 million in 2002, driven by a 67% increase in net revenues from 2002, offset by a 49% increase in 2003 non-interest expenses.

LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
CONDITION and RESULTS of OPERATIONS

Client Services Client Services activities include the Private Client and Private Equity businesses. Private Client activities include high-net-worth retail customer flow activities as well as asset management activities. Private Equity activities include the Company's role as general partner for private equity partnerships for which it earns management and incentive fees (but do not include gains and losses related to private equity investments).

Client Services net revenues were $634 million in 2003 compared with $611 million in 2002. Private Client net revenues increased 7% to $617 million in 2003 from $579 in 2002 reflecting record activity in the distribution of fixed income products partially offset by sluggish performance in equity sales. Private Equity net revenues declined by $15 million in 2003 compared with 2002 primarily due to a decrease in management fees attributable to the expiration of commitment periods in the third quarter of 2002 on two of the Company's funds.

	Client Services Net Revenues
	Nine Months Ended
(in millions)	August 31, 2003	August 31, 2002

Private Client	$617	$579
Private Equity	17	32

	$634	$611

Non-interest expenses of $481 million were relatively unchanged in 2003 compared with $472 million in 2002 as a higher level of compensation and benefits commensurate with revenues was partially offset by lower non-personnel expenses.

Client Services pre-tax earnings increased to $153 million in 2003 from $139 million in 2002, driven by higher net revenues partially offset by a modest increase in expenses.

Acquisitions

On July 22, 2003, the Company and Neuberger Berman Inc. announced they had entered into a definitive agreement whereby the Company will acquire Neuberger Berman. The Company believes the merger will have the following benefits, among others:

  •
  Increased scale in Private Wealth and Asset Management businesses. The transaction should help the Company achieve critical mass in its Private Wealth and Asset Management businesses and, in particular, obtain significant additional assets of high-net-worth investors to manage. In that connection, the Company's total client assets under management will increase to over $100 billion.

  •
  Enhanced revenue diversification and decrease earnings volatility. The transaction is expected to enhance the Company's revenue diversification and decrease earnings volatility through the addition of a relatively stable fee-based revenue stream, raising from 13% to 21% the percentage of its revenues derived from its Client Services business, on a pro forma basis for fiscal 2002.

  •
  Synergies. The potential $100 million of anticipated revenue and cost synergies of the combined business leads the Company to believe the merger will be slightly dilutive to the Company's earnings per share in 2004 and approximately breakeven by 2005.

The transaction has been approved by the boards of directors of both companies and is subject to the approval of Neuberger Berman shareholders and other closing conditions, regulatory approvals and termination events. The proxy statement/prospectus in respect of the transaction and the required Neuberger Berman shareholder vote was mailed to Neuberger Berman stockholders on October 2, 2003. The waiting period under the Hart-Scott-Rodino Antitrust Improvements Act has expired. Other material regulatory approvals required to closing the transaction include approval of the New York Stock Exchange, NASD, the

LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
CONDITION and RESULTS of OPERATIONS

Office of the Comptroller of the Currency and the Delaware State Banking Commissioner. The Company currently anticipates that the transaction will close on October 31, 2003.

For additional information about the transaction and required regulatory approvals, see Note 14 to the Consolidated Financial Statements included in this Report and Amendment No. 3 to the Holdings' Registration Statement on Form S-4 (Reg. No. 333-108025) filed with the SEC on October 1, 2003 (the "Form S-4").

In addition to the factors described under the caption "Forward-Looking Statements" above that could cause actual results to differ materially from those described in any forward-looking statements, the following additional factors, among others, should be considered in respect of the Neuberger Berman transaction: (1) the requirement that the stockholders of Neuberger Berman approve the proposed transaction; (2) the satisfaction of the other conditions specified in the merger agreement, including without limitation the receipt of required governmental and other third-party approvals of the proposed transaction; (3) the ability to successfully combine the businesses of the Company and Neuberger Berman; (4) the realization of revenue and cost synergy benefits from the proposed transaction; (5) operating costs and possible customer loss and business disruption following the merger, including possible adverse effects on relationships with employees and the ability to retain clients of Neuberger Berman; (6) changes in the stock market and interest rate environment that affect revenues; and (7) competition. For further discussion of these and other risks, see "Risk Factors" in the Form S-4.

The Company acquired a controlling interest in Aurora Loan Services (ALS), a residential loan originator and servicer, in the 2003 second quarter. The Company believes the acquisition adds long-term value to its mortgage franchise by allowing further integration of the business platform. Mortgage loans originated by ALS are expected to provide a source of loan product for the Company's securitization pipeline. ALS contributed approximately $32 million of net revenues, $17 million of non-personnel expenses and break even net income in the 2003 third quarter. In addition, ALS increased the Company's head count by approximately 1,200 employees.

Also, on July 31, 2003 the Company acquired a controlling interest in another mortgage loan originator for approximately $30 million to expand further the pipeline of loan product for securitization. This acquisition is not expected to materially impact 2003 results of operations, and increased headcount by approximately 800 employees.

On September 17, 2003 the Company and The Crossroads Group announced that they had entered into a definitive agreement for the Company to acquire substantially all of the operating assets of The Crossroads Group, a diversified private equity fund investment manager. The transaction is expected to boost the Company's global private equity franchise to approximately $7 billion in private equity assets under management. The acquisition closed on October 9, 2003.

Liquidity, Funding and Capital Resources

Liquidity Risk Management Liquidity and liquidity management are of paramount importance to the Company, providing a framework that seeks to ensure the Company maintains sufficient liquid financial resources to continually fund its balance sheet and meet all of its funding obligations in all market environments. The Company's liquidity management philosophy incorporates the following principles:

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

  •
  Firms should not rely on asset sales to generate cash or believe they can increase unsecured borrowings or funding efficiencies in a liquidity crisis.

  •
  A firm's legal entity structure may constrain liquidity. Regulatory requirements can restrict the flow of funds between regulated and unregulated group entities and this should be explicitly accounted for in liquidity planning.

The Company's Funding Framework incorporates the above principles and seeks to mitigate liquidity risk by helping to ensure the Company maintains sufficient funding resources to withstand a severe liquidity event, including:

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

To provide liquidity to Holdings during periods of adverse market conditions, the Company maintains a portfolio of cash and unencumbered liquid assets, comprised primarily of U.S. Government and agency obligations, investment grade securities and listed equities that can be sold or pledged to provide liquidity to Holdings, where most of the unsecured debt is issued.

As of August 31, 2003, the estimated pledge value of this portfolio, along with the undrawn portion of Holdings' committed credit facility (see "Credit Facilities" below) was approximately $18.0 billion. Cash and unencumbered liquid assets that are presumed to be "trapped" in a regulated entity or required for operational purposes and are therefore not seen as a completely reliable source of cash to repay maturing unsecured debt in a liquidity stress event are not included in this portfolio. At August 31, 2003, the Company's cash and cash equivalents increased by approximately $8.2 billion compared with November 30, 2002 based on its decision to invest its liquidity portfolio in cash.

For further discussion of these principles refer to the Liquidity, Funding and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations incorporated by reference in the Form 10-K.

LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
CONDITION and RESULTS of OPERATIONS

Total Capital The Company's Total Capital (defined as long-term debt, trust issued securities subject to mandatory redemption and stockholders' equity) increased 10% to $53.0 billion at August 31, 2003, compared with $48.3 billion at November 30, 2002. The Company believes Total Capital is useful to investors as a measure of the Company's financial strength. The increase in Total Capital resulted from a net increase in long-term debt as well as an increase in equity from the retention of earnings.

(in millions)	August 31, 2003	November 30, 2002

Long-Term Debt
Senior Notes	$39,467	$36,283
Subordinated Indebtedness	2,226	2,395

	41,693	38,678
Trust Issued Securities Subject to Mandatory Redemption	1,010	710
Stockholders' Equity
Preferred Equity	1,045	700
Common Equity	9,231	8,242

	10,276	8,942

Total Capital	$52,979	$48,330

During the first nine months of fiscal 2003 the Company issued $10,886 million in long-term debt securities, which was $3,077 million in excess of maturing debt securities ($7,525 million of senior notes and $284 million of subordinated notes). Long-term debt increased to $41.7 billion at August 31, 2003 from $38.7 billion at November 30, 2002, with a weighted-average maturity of 4.1 years at August 31, 2003 and 4.0 years at November 30, 2002. In addition, in August 2003 Holdings issued 13.8 million depositary shares, each representing 1/100th of a share of Holdings' 6.50% Cumulative Preferred Stock, Series F, for a total of $345 million. Holdings may redeem the preferred stock on or after August 31, 2008. See Note 13 to the Consolidated Financial Statements included in this Report for additional information about the Cumulative Preferred Stock.

Credit Facilities Holdings maintains a Revolving Credit Agreement (the "Credit Agreement") with a syndicate of banks. Under the Credit Agreement, the banks have committed to provide up to $1 billion through April 2005. The Credit Agreement contains covenants that require, among other things, that the Company maintain a specified level of tangible net worth. The Company views the Credit Agreement as one of its many sources of liquidity available through its funding framework, and as such the Company uses this liquidity for general business purposes from time to time.

The Company also maintains a backstop $750 million Committed Securities Repurchase Facility (the "LBIE Facility") for Lehman Brothers International (Europe) ("LBIE"), the Company's major operating entity in Europe. The LBIE Facility provides secured multi-currency financing for a broad range of collateral types. Under the terms of the LBIE Facility, the bank group has agreed to provide funding for up to one year on a secured basis. Any loans outstanding on the commitment termination date may be extended for up to an additional year at the option of LBIE. The LBIE Facility contains covenants that require, among other things, that LBIE maintain specified levels of tangible net worth. This commitment expires at the end of October 2003.

There were no borrowings outstanding under either the Credit Agreement or the LBIE Facility at August 31, 2003. The Company has maintained compliance with the applicable covenants for both the Credit Agreement and the LBIE Facility at all times.

LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
CONDITION and RESULTS of OPERATIONS

In October 2003 the Company mandated three banks to arrange a $750 million multi-currency revolving credit facility for Lehman Brothers Bankhaus AG to replace the LBIE Facility. The new facility will have a term of 364 days with an option to extend payment for an additional 364 days. The new facility is expected to be syndicated and to close by October 31, 2003.

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

The Company's total assets increased to $292 billion at August 31, 2003 from $260 billion at November 30, 2002, but decreased approximately $11 billion from $302 billion at May 31, 2003. However, the Company believes net assets is a more meaningful measure when comparing companies in the securities industry because it excludes certain assets considered to have a low risk profile. The Company has decided to adopt a definition of net assets used by many of the Company's creditors and a leading rating agency to evaluate companies in the securities industry. Under this definition, net assets were $161 billion at August 31, 2003, $143 billion at November 30, 2002 and $164 billion at May 31, 2003 as follows:

(in millions)	August 31, 2003	May 31, 2003	November 30, 2002

Total assets	$291,638	$302,410	$260,336
Securities purchase under agreements to resell	(104,710)	(112,824)	(94,341)
Securities borrowed	(22,752)	(23,702)	(20,497)
Collateral received recognized in inventory pursuant to SFAS 140	(2,472)	(1,550)	(1,994)
Goodwill and other intangibles	(246)	(235)	(213)

Net assets	$161,458	$164,099	$143,291

The Company uses its Net assets primarily to carry inventory necessary to facilitate customer flow activities. As such, the Company's mix of Net assets is subject to change depending principally upon customer demand. In addition, due to the nature of the Company's customer flow activities, and based on the Company's business outlook, the overall size of the Company's balance sheet will fluctuate from time to time and, at specific points in time, may be higher than the fiscal year-end or quarter-end amounts.

The $31 billion increase in the Company's gross assets at August 31, 2003 from November 30, 2002 was primarily due to an increase in fixed income inventory associated with customer flow activity in the current market environment. The $11 billion decrease in the Company's gross assets from May 31, 2003 is primarily a result of lower inventory levels. The $18 billion increase in net assets at August 31, 2003 from November 30, 2002 is primarily due to an increase in secured receivables and higher levels of cash and cash equivalents.

Balance sheet leverage ratios are one measure used to evaluate the capital adequacy of a company. Leverage ratios are calculated as total assets divided by stockholders' equity. The Company's gross leverage ratios were 28.4x, 31.4x and 29.1x as of August 31, 2003, May 31, 2003 and November 30, 2002, respectively. However, the Company believes net leverage, based on net assets as defined above, to be a more meaningful measure of leverage in evaluating companies in the securities industry. This definition of net leverage, used by many of the Company's creditors and a leading rating agency, uses net assets divided by tangible stockholders' equity. Tangible stockholders' equity is computed as follows:

LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
CONDITION and RESULTS of OPERATIONS

	August 31, 2003	May 31, 2003	November 30, 2002
(in millions)

Total stockholders' equity	$10,276	$9,635	$8,942
Trust issued securities subject to mandatory redemption	1,010	710	710
Goodwill and other intangibles	(246)	(235)	(213)

Tangible stockholders' equity	$11,040	$10,110	$9,439

Using this definition, the Company's net leverage ratios at August 31, 2003, May 31, 2003 and November 30, 2002 were 14.6x, 16.2x and 15.2x, respectively.

Credit Ratings

The Company, like other companies in the securities industry, relies on external sources to finance a significant portion of its day-to-day operations. The cost and availability of unsecured financing generally are dependent on the Company's short-term and long-term credit ratings. Factors that may be significant to the determination of the Company's credit ratings or otherwise affect the ability of the Company to raise short-term and long-term financing include its profit margin, its earnings trend and volatility, its cash liquidity and liquidity management, its capital structure, its risk level and risk management, its geographic and business diversification, and its relative positions in the markets in which it operates. A deterioration in any of the previously mentioned factors or combination of these factors may lead rating agencies to downgrade the credit ratings of the Company, thereby increasing the cost to the Company of, or possibly limiting the access of the Company to, certain types of unsecured financings. In addition, the Company's debt ratings can impact certain capital markets revenues, particularly in those businesses where longer-term counterparty performance is critical, such as over-the-counter derivative transactions, including credit derivatives and interest rate swaps. As of August 31, 2003, the short- and long-term debt ratings of Holdings and LBI were as follows:

	Holdings		LBI
	Short-term	Long-term	Short-term	Long-term(4)

Fitch Ratings	F-1	A+	F-1	A+/A
Moody's Investors Service(1)	P-1	A2	P-1	A1(3)/A2
Standard & Poor's Ratings Services(2)	A-1	A	A-1	A+(3)/A
(1)
On June 24, 2003, Moody's Investors Service notified the Company its long-term ratings were on review for possible upgrade.

(2)
On July 7, 2003, Standard & Poor's Ratings Services revised its ratings outlook on Holdings and subsidiaries from negative to stable.

(3)
Provisional ratings on shelf registration

(3)
Senior/subordinated

High Yield Securities

The Company underwrites, invests and makes markets in high yield corporate debt securities. The Company also syndicates, trades and invests in loans to below-investment-grade-rated companies. For purposes of this discussion, high yield debt instruments are defined as securities of or loans to companies rated BB+ or lower, or equivalent ratings by recognized credit rating agencies, as well as non-rated securities or loans that, in the opinion of management, are non-investment grade. Non-investment grade securities generally involve greater risks than investment grade securities, due to the issuer's creditworthiness and the lower liquidity of the market for such securities. In addition, these issuers generally have relatively higher levels of indebtedness, resulting in an increased sensitivity to adverse economic conditions. The Company recognizes

LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
CONDITION and RESULTS of OPERATIONS

these risks and aims to reduce market and credit risk through the diversification of its products and counterparties. High yield debt instruments are carried at fair value, with unrealized gains or losses recognized in the Consolidated Statement of Income. Such instruments at August 31, 2003 and November 30, 2002 included long positions with an aggregate market value of approximately $3.8 billion and $4.0 billion, respectively, and short positions with an aggregate market value of approximately $0.6 billion and $1.1 billion, respectively. The Company mitigates its aggregate and single-issuer net exposure through the use of derivatives, non-recourse securitization financing and other financial instruments.

Private Equity

At August 31, 2003 and November 30, 2002, the Company's private equity related investments were $1.1 billion and $965 million, respectively. The Company's policy is to carry its investments, including the appreciation of its general partnership interests, at fair value based upon the Company's assessment of the underlying investments. Additional information about the Company's private equity activities, including related commitments, can be found in Note 9 to the Consolidated Financial Statements included in this Report.

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

Lending Related Commitments

In connection with its financing activities, the Company had outstanding commitments under certain lending arrangements of approximately $2.5 billion and $1.5 billion at August 31, 2003 and November 30, 2002, respectively. These commitments require borrowers to provide acceptable collateral, as defined in the agreements, when amounts are drawn under the lending facilities. Advances made under the above lending arrangements are typically at variable interest rates and generally provide for over-collateralization based upon the borrowers' creditworthiness. In addition, at August 31, 2003, the Company had commitments to enter into forward starting secured reverse repurchase and repurchase agreements, principally secured by government and government agency collateral of $64.1 billion and $38.0 billion, respectively, compared with $89.9 billion and $50.3 billion, respectively, at November 30, 2002.

The Company, through its high grade and high yield sales, trading and underwriting activities, makes commitments to extend credit in loan syndication transactions. The Company uses various hedging and funding strategies to actively manage its market, credit and liquidity exposures on these commitments. In addition, total commitments are not indicative of actual risk or funding requirements, as the commitments may not be drawn or fully used. These commitments and any related draw downs of these facilities typically have fixed maturity dates and are contingent upon certain representations, warranties and contractual conditions applicable to the borrower.

The Company had credit risk associated with lending commitments to investment grade borrowers (after consideration of hedges) of $3.3 billion at August 31, 2003 and $3.2 billion at November 30, 2002. In addition, the Company had credit risk associated with lending commitments to non-investment grade borrowers (after consideration of hedges) of $1.9 billion and $1.7 billion at August 31, 2003 and November 30, 2002. Before consideration of hedges, the Company had commitments to investment and non-investment grade borrowers of $7.7 billion and $2.1 billion at August 31, 2003 compared with $7.1 billion and $1.8 billion at November 30, 2002, respectively. The Company had available undrawn borrowing facilities with

LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
CONDITION and RESULTS of OPERATIONS

third parties of approximately $5.8 billion and $5.2 billion at August 31, 2003 and November 30, 2002, respectively, which can be drawn upon to provide funding for these commitments. These funding facilities contain limits for certain concentrations of counterparty, industry or credit ratings of the underlying loans.

In addition, the Company provided high yield contingent commitments related to acquisition financing of approximately $2.3 billion and $2.8 billion at August 31, 2003 and November 30, 2002, respectively. The Company's intent is, and its past practice has been, to sell down significantly all the credit risk associated with these loans, if closed, through loan syndications consistent with the Company's credit facilitation framework. These commitments are not indicative of the Company's actual risk, as the borrower's ability to draw is subject to there being no material adverse change in either market conditions or the borrower's financial condition, among other factors. In addition, these commitments contain certain flexible pricing features to adjust for changing market conditions prior to closing.

Aggregate lending related commitments as of August 31, 2003, before consideration of hedges, by maturity are as follows:

	Amount of Commitment Expiration Per Period
(in millions)	Total Contractual Amount	Remaining 2003	2004- 2006	2007- 2008	2009 & Thereafter

Lending commitments:
High grade	$7,669	$848	$5,764	$1,057	$—
High yield	2,100	234	943	617	306
Contingent acquisition facilities	2,267	2,267	—	—	—
Secured lending transactions, including forward starting resale and repurchase agreements	104,645	78,314	25,626	300	405

Other Commitments and Guarantees

In accordance with FIN 45, the Company is required to disclose certain guarantees, including derivative contracts that require the Company to make payments to a counterparty based on changes on an underlying instrument or index (e.g., security prices, interest rates, and currency rates). Derivatives that meet the FIN 45 definition of a guarantee include credit default swaps, written put options, written FX options and written interest rate caps and floors. Under FIN 45, derivatives are not considered guarantees if such contracts are cash settled and the Company has no basis to determine it is probable the derivative counterparty held the related underlying instrument. Accordingly, when these conditions were met, the Company has not included such derivatives contracts in the table below.

At August 31, 2003, the maximum payout value of derivative contracts deemed to meet the FIN 45 definition of a guarantee was approximately $299 billion. For purposes of determining maximum payout, notional values were used; however, the Company believes the fair value of these contracts is a more relevant measure of these obligations. At August 31, 2003, the fair value of such derivative contracts approximated $9.2 billion. The Company believes the notional amounts greatly overstate the Company's expected payout. In addition, all amounts included above are before consideration of hedging transactions. These derivative contracts are generally highly liquid and the Company has substantially mitigated its risk on these contracts through hedges, such as other derivative contracts and/or cash instruments. The Company manages risk associated with derivative guarantees consistent with the Company's global risk management policies. The Company records derivative contracts, including those considered to be guarantees under FIN 45, at fair value with related gains/losses recognized in Principal transactions revenues.

LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
CONDITION and RESULTS of OPERATIONS

At August 31, 2003, the Company had liquidity commitments of approximately $4.6 billion related to trust certificates backed by investment grade municipal securities, compared with $4.4 billion at November 30, 2002. The Company's obligation under such liquidity commitments is generally less than one year and is further limited by the fact that the Company's obligation ceases if the underlying assets are downgraded below investment grade or default. In addition, the Company had certain other commitments and guarantees associated with special purpose entities of approximately $3.3 billion and $5.0 billion at August 31, 2003 and November 30, 2002, respectively. These commitments consist of liquidity facilities and other default protection to investors that are principally overcollateralized.

At August 31, 2003 and November 30, 2002, the Company was contingently liable for $1.1 billion and $0.8 billion, respectively, of letters of credit, primarily used to provide collateral for securities and commodities borrowed and to satisfy margin deposits at option and commodity exchanges.

At August 31, 2003 and November 30, 2002, the Company had commitments to invest up to $352 million and $672 million, respectively, directly and through partnerships in private equity related investments. These commitments will be funded, in whole or in part, as required through the end of the respective investment periods, principally expiring in 2004.

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

In connection with certain asset sales and securitization transactions, the Company is often required to make representations and warranties about the assets conforming to specified guidelines. If it is later determined the underlying assets fail to conform to the specified guidelines, the Company may have an obligation to repurchase the assets or indemnify the purchaser against any losses. To mitigate these risks, to the extent the assets being securitized may have been originated by third parties, the Company will seek to obtain appropriate representations and warranties from these third parties upon acquisition of such assets.

Other Commitments and Guarantees as of August 31, 2003 are as follows:

		Expiration Period
	Notional/ Maximum Payout
(in millions)		Remaining 2003	2004- 2006	2007- 2008	2009 & Thereafter

Derivative contracts	$298,524	$26,487	$96,775	$35,197	$140,065
Municipal securities related liquidity commitments	4,632	396	2,224	71	1,941
Other commitments and guarantees associated with special purpose entities	3,304	1,284	366	743	911
Standby letters of credit	1,127	837	290	—	—
Private equity investments	352	164	188	—	—
Long-term debt maturities	41,693	1,247	19,163	11,206	10,077

Off-Balance Sheet Arrangements

For a discussion of the Company's use of derivative instruments and the risks related thereto, see Note 15 to 2002 Consolidated Financial Statements (Derivative Financial Instruments) and the Off-Balance Sheet

LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
CONDITION and RESULTS of OPERATIONS

Arrangements section of Management's Discussion and Analysis of Financial Condition and Results of Operations incorporated by reference in the Form 10-K.

Involvement with SPEs    Special purpose entities ("SPEs") are corporations, trusts or partnerships that are established for a limited purpose. SPEs by their nature generally do not provide equity owners with significant voting powers, as the SPE documents govern all material decisions.

The majority of the Company's involvement with SPEs relates to securitization transactions meeting the SFAS 140 definition of a qualifying special purpose entity ("QSPE"). A QSPE can generally be described as an entity with significantly limited powers that are intended to limit it to passively holding financial assets and distributing cash flows based upon pre-set terms. Based upon the guidance in SFAS 140, the Company is not required to and does not consolidate such QSPEs. Rather, the Company accounts for its involvement with QSPEs under a financial components approach in which the Company recognizes only its retained involvement with the QSPE. The Company accounts for such retained interests at fair value with changes in fair value reported in earnings.

The Company is a market leader in mortgage (both residential and commercial), municipal and other asset-backed securitizations that are principally transacted through QSPEs. During the nine months ended August 31, 2003 and 2002, the Company securitized approximately $125 billion and $105 billion of financial assets, including: $100 billion and $75 billion of residential mortgages, $7 billion and $10 billion of commercial mortgages, and $18 billion and $20 billion of other asset-backed financial instruments, respectively. As of August 31, 2003 and November 30, 2002, the Company had approximately $0.8 billion and $1.1 billion, respectively, of non-investment grade retained interests from its securitization activities. The Company records its trading assets, including retained interests, on a mark-to-market basis, with related gains or losses recognized in Principal transactions in the Consolidated Statement of Income. (See Note 6 to the Consolidated Financial Statements included in this Report.)

Risk Management

As a leading global investment banking company, risk is an inherent part of the Company's businesses. Global markets, by their nature, are prone to uncertainty and subject participants to a variety of risks. The Company has developed policies and procedures to identify, measure and monitor each of the risks involved in its trading, brokerage and investment banking activities on a global basis. The principal risks to the Company are market, credit, liquidity, legal and operational risks. Risk management is considered to be of paramount importance in the Company's day-to-day operations. Consequently, the Company devotes significant resources (including investments in personnel and technology) across all of its worldwide trading operations to the measurement, analysis and management of risk.

The Company seeks to reduce risk through the diversification of its businesses, counterparties and activities in geographic regions. The Company accomplishes this objective by allocating the usage of capital to each of its businesses, establishing trading limits and setting credit limits for individual counterparties, including regional concentrations. The Company seeks to achieve adequate returns from each of its businesses commensurate with the risks they assume. Nonetheless, the effectiveness of the Company's policies and procedures for managing risk exposure can never be completely or accurately predicted or fully assured. For example, unexpectedly large or rapid movements or disruptions in one or more markets or other unforeseen developments can have an adverse effect on the Company's results of operations and financial condition. The consequences of these developments can include losses due to adverse changes in inventory values, decreases in the liquidity of trading positions, higher volatility in the Company's earnings, increases in the Company's credit exposure to customers and counterparties and increases in general systemic risk.

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

Credit Risk Credit risk represents the possibility a counterparty will be unable to honor its contractual obligations to the Company. Credit risk management is therefore an integral component of the Company's overall risk management framework. The Credit Risk Management Department ("CRM Department") has global responsibility for implementing the Company's overall credit risk management framework.

The CRM Department manages the credit exposure related to trading activities by giving initial credit approval for counterparties, establishing credit limits by counterparty, country and industry group and by requiring collateral in appropriate circumstances. In addition, the CRM Department strives to ensure that master netting agreements are obtained whenever possible. The CRM Department also considers the duration of transactions in making its credit decisions, along with the potential credit exposure for complex derivative transactions. The CRM Department is responsible for the continuous monitoring and review of counterparty credit exposure and creditworthiness and recommending valuation adjustments when appropriate. Credit limits are reviewed periodically to ensure they remain appropriate in light of market events or the counterparty's financial condition. (For more information regarding the Company's counterparty credit risk with respect to derivative instruments, see Note 5 to the Consolidated Financial Statements included in this Report.)

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

The MRM Department uses qualitative as well as quantitative information in managing trading risk, believing a combination of the two approaches results in a more robust and complete approach to the management of trading risk. Quantitative information is developed from a variety of risk methodologies based upon established statistical principles. To ensure high standards of analysis, the MRM Department has retained seasoned risk managers with the requisite experience and academic and professional credentials.

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

The Company enters into foreign exchange transactions to facilitate the purchase and sale of non-dollar instruments, including equity and interest rate securities. The Company is exposed to foreign exchange risk on its holdings of non-dollar assets and liabilities. The Company is active in many foreign exchange markets and has exposure to the Euro, Japanese yen, British pound, Swiss franc and Canadian dollar, as well as a variety of developed and emerging market currencies. The Company hedges its risk exposures primarily through the use of currency forwards, swaps, futures and options.

If any of the strategies used to hedge or otherwise mitigate exposures to the various types of risks described above are not effective, the Company could incur losses.

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

Value-At-Risk For purposes of SEC risk disclosure requirements, the Company discloses an entity-wide value-at-risk for virtually all of its trading activities. In general, the Company's value-at-risk measures potential loss of trading revenues at a given confidence level over a specified time horizon. Value-at-risk

LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
CONDITION and RESULTS of OPERATIONS

over a one-day holding period measured at a 95% confidence level implies the potential loss of daily trading revenue will be at least as large as the value-at-risk amount on one out of every 20 trading days.

The Company's methodology estimates a reporting day value-at-risk using actual daily trading revenues over the previous 250 trading days. This estimate is measured as the loss, relative to the median daily trading revenue. The Company also estimates an average of daily value-at-risk measures over the reporting period.

	As of		Three Months Ended August 31, 2003
(in millions)	August 31, 2003	Nov. 30, 2002	Average	High	Low
Interest rate risk	$19.3	$15.8	$18.4	$19.9	$16.4
Equity price risk	6.4	8.0	6.8	7.4	6.4
Foreign exchange risk	3.4	2.2	3.1	3.4	2.9
Diversification benefit	(7.6)	(5.2)	(5.8)

Total Company	$21.5	$20.8	$22.5	$23.6	$21.5

Value-at-risk is one measurement of potential loss in trading revenues that may result from adverse market movements over a specified period of time with a selected likelihood of occurrence. As with all measures of value-at-risk, the Company's estimate has substantial limitations due to its reliance on historical performance, which is not necessarily a predictor of the future. Consequently, this value-at-risk estimate is only one of a number of tools the Company uses in its daily risk management activities.

Distribution of Weekly Net Revenues Substantially all of the Company's inventory positions are marked-to-market on a daily basis as part of the Company's Capital Markets business segment with changes recorded in net revenues. The following chart sets forth the frequency distribution for weekly net revenues for the Company's Capital Markets and Client Services segments (excluding asset management fees) for the three months ended August 31, 2003:

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

Critical Accounting Policies

The SEC has proposed rules to require disclosures associated with critical accounting polices that are most important in gaining an understanding of an entity's financial statements. The following is a summary of the Company's critical accounting policies. For a full description of these and other accounting policies, see Note 1 to 2002 Consolidated Financial Statements (Summary of Significant Accounting Policies) incorporated by reference in the Form 10-K.

Use of Estimates The Company's financial statements are prepared in conformity with generally accepted accounting principles, many of which require the use of estimates and assumptions. Management believes the estimates used in preparing its financial statements are reasonable and prudent. Actual results could differ from these estimates, particularly in light of the industry in which the Company operates.

Fair Value The determination of fair value is a critical accounting policy that is fundamental to the Company's financial condition and results of operations. The Company records its inventory positions including Securities and other financial instruments owned and Securities sold but not yet purchased at market or fair value with unrealized gains and losses reflected in Principal transactions in the Consolidated Statement of Income. In all instances, the Company believes it has established rigorous internal control processes to ensure the Company uses reasonable and prudent measurements of fair value.

When evaluating the extent to which management estimates may be required to be used in preparing the Company's financial statements, the Company believes it is useful to analyze the balance sheet as follows:

(in millions)	August 31, 2003
Assets:
Securities and other financial instruments owned	$119,871	41%
Secured financings	127,462	44%
Receivables and other assets	44,305	15%

Total Assets	$291,638	100%

Liabilities and Equity:
Securities and other financial instruments sold but not yet purchased	$73,138	25%
Secured financings	114,587	39%
Payables and other liabilities	50,934	18%
Total capital	52,979	18%

Total Liabilities and Equity	$291,638	100%

A significant majority of the Company's assets and liabilities are recorded at amounts for which significant management estimates are not used. The following balance sheet categories, comprising 59% of total assets and 75% of liabilities and equity, are valued at either historical cost or at contract value (including accrued interest), which, by their nature, do not require the use of significant estimates: Secured financings, Receivables/Payables and Other assets/liabilities and Total capital. The remaining balance sheet categories, comprised of Securities and other financial instruments owned and Securities and other financial instruments sold but not yet purchased (long and short inventory positions, respectively), are recorded at market or fair value, the components of which may require, to varying degrees, the use of estimates in determining fair value.

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

In accordance with the AICPA Audit and Accounting Guide, Brokers and Dealers in Securities, when listed market prices or broker quotes are not available, fair value is determined based on pricing models or other valuation techniques, including the use of implied pricing from similar instruments. Pricing models are typically used to derive fair value based upon the net present value of estimated future cash flows including adjustments, when appropriate, for liquidity, credit and/or other factors. For the vast majority of instruments valued through pricing models, significant estimates are not required, as the market inputs into such models are readily observable and liquid trading markets provide clear evidence to support the valuations derived from such pricing models. Examples of inventory valued utilizing pricing models or other valuation techniques include OTC derivatives, private equity investments, certain high yield positions, certain mortgage loans and direct real estate investments and non-investment grade retained interests.

OTC Derivatives The fair value of the Company's OTC derivative assets and liabilities at August 31, 2003 were $16.1 billion and $12.4 billion, respectively. OTC derivative assets represent the Company's unrealized gains, net of unrealized losses for situations in which the Company has a master netting agreement. Similarly, liabilities represent net amounts owed to counterparties.

The majority of the Company's OTC derivatives are transacted in liquid trading markets for which fair value is determined utilizing pricing models with readily observable market inputs. Examples of such derivatives include interest rate swaps contracts, TBAs, foreign exchange forward and option contracts in G-7 currencies, and equity swap and option contracts on listed securities. However, the determination of fair value for certain less liquid derivatives requires the use of significant estimates. Such derivatives include certain credit derivatives, equity option contracts greater than five years, and certain other complex derivatives used by the Company in providing clients with hedging alternatives to unique exposures. The Company strives to limit the use of significant judgment by using consistent pricing assumptions between reporting periods and utilizing observed market data for model inputs whenever possible. As the market for complex products develops, the Company refines its pricing models based upon market experience to use the most current indicators of fair value.

Private Equity Investments The Company's private equity investments of $1.1 billion at August 31, 2003 include both public and private equity positions. The determination of fair value for these investments may require the use of estimates and assumptions as these investments are generally less liquid and often contain trading restrictions. The determination of fair value for private equity investments is based on estimates incorporating valuations that take into account expected cash flows, earnings multiples and/or comparison to similar market transactions. Valuation adjustments are an integral part of pricing these instruments, reflecting consideration of credit quality, concentration risk, sale restrictions and other liquidity factors.

High Yield At August 31, 2003, the Company had high yield long and short positions of $3.8 billion and $0.6 billion, respectively. The majority of these positions are valued utilizing broker quotes or listed market prices. In certain instances, when broker quotes or listed prices are not available the Company uses prudent judgment in determining fair value, which may involve the utilization of analysis of credit spreads associated with pricing of similar instruments, or other valuation techniques.

Mortgage Loans and Real Estate The Company is a market leader in mortgage-backed securities trading and mortgage securitizations (both residential and commercial). The Company's inventory of mortgage loans principally represents loans held prior to securitization. In this activity, the Company purchases mortgage loans from loan originators or in the secondary markets and then aggregates pools of mortgages for securitization. The Company records mortgage loans and direct real estate investments at fair value, with related mark-to-market gains and losses recognized in Principal transactions revenue.

LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
CONDITION and RESULTS of OPERATIONS

Because the Company's inventory of residential loans turns over through sale to securitization trusts rather frequently, such loans are generally valued without the use of significant estimates.

The Company is also a market leader in the commercial lending and securitization markets. Commercial real estate loans are generally valued based upon an analysis of the loans' carrying value relative to the value of the underlying real estate, known as loan-to-value ratios. As the loan-to-value ratio increases, the fair value of such loan is influenced to a greater extent by a combination of cash flow projections and underlying property values. Approximately $6.8 billion of the Company's commercial real estate loans and direct real estate investments are valued using both cash flow projections as well as underlying property values. The Company uses independent appraisals to support management's assessment of the property in determining fair value for these positions.

In addition, the Company held approximately $0.8 billion of non-investment grade retained interests at August 31, 2003, down from $1.1 billion at November 30, 2002. Because these interests primarily represent the junior interests in commercial and residential mortgage securitizations for which there are not active trading markets, estimates are generally required in determining fair value. The Company values these instruments using prudent estimates of expected cash flows, and considers the valuation of similar transactions in the market.

New Accounting Developments

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement specifies how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after August 31, 2003 and otherwise is effective beginning in the Company's fourth quarter. Restatement of prior period financial statements is not permitted. When the Company adopts the statement in its fiscal fourth quarter, it will reclassify Trust issued securities subject to mandatory redemption in the Consolidated Statement of Financial Condition within Long-term debt and will begin to present the pretax amount of Dividends on trust securities in the Consolidated Statement of Income within Interest expense.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies the financial accounting and reporting for derivative instruments and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement generally is effective for contracts entered into or modified after June 30, 2003. The adoption of this statement did not have a material impact on the Company's financial condition or its results of operations.

In January 2003 the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51 ("FIN 46"). This interpretation provides new consolidation accounting guidance for entities involved with variable interest entities (formerly known as SPEs). This guidance does not impact the accounting for securitizations transacted through QSPEs. This interpretation will require a primary beneficiary, defined as an entity that participates in either a majority of the expected gain or loss of such SPE, to consolidate the SPE. An SPE would not be subject to this interpretation if such entity had sufficient voting equity capital, such that the entity is able to finance its activities without the additional subordinated financial support from other parties. FIN 46 also requires additional disclosures related to involvement with SPEs. The accounting provisions of this interpretation are effective for new transactions executed after January 31, 2003. The interpretation will be effective for all existing transactions with SPEs in the Company's first quarter of 2004. While the Company has not yet completed its analysis of the impact of the new interpretation, the Company does not anticipate the adoption of this interpretation will have a material impact on the Company's financial condition or its results of operations.

LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
CONDITION and RESULTS of OPERATIONS

In November 2002, the FASB issued Interpretation No. 45, Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). This interpretation requires a guarantor to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. It also provides additional guidance on the disclosure of guarantees. The recognition and measurement provisions are effective for guarantees made or modified after December 31, 2002. The disclosure provisions are effective for fiscal periods ended after December 15, 2002. The Company adopted FIN 45 during the first quarter of 2003 and the adoption did not affect the Company's financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement addresses accounting and reporting for costs associated with exit or disposal activities including the accounting for certain employee termination benefits, contract termination costs and costs to consolidate facilities or relocate employees. This statement is effective for exit and disposal activities initiated after December 31, 2002. The Company adopted this standard during the first quarter of 2003 and such adoption did not have a material impact on the Company's financial condition or results of operations.

LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
PART I - FINANCIAL INFORMATION

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

The information under the caption "Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management" above in this Report is incorporated herein by reference.

ITEM 4. Controls and Procedures

Management of the Company, with the participation of the Chairman and Chief Executive Officer and the Chief Financial Officer of Holdings (its principal executive officer and principal financial officer, respectively), evaluated the Company's disclosure controls and procedures as of the end of the fiscal quarter covered by this Report.

Based on that evaluation, the Chairman and Chief Executive Officer and the Chief Financial Officer have concluded that, as of the end of the fiscal quarter covered by this Report, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by Holdings in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by Holdings in such reports is accumulated and communicated to the Company's management, including the Chairman and Chief Executive Officer and the Chief Financial Officer of Holdings, as appropriate to allow timely decisions regarding required disclosure.

There was no change in the Company's internal control over financial reporting that occurred during the fiscal quarter covered by this Report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Reference is made to Part I, Item 3, Legal Proceedings, in the Form 10-K and to Part II, Item 1, Legal Proceedings, in the Company's Quarterly Reports on Form 10-Q for the quarters ended February 28 and May 31, 2003 for a complete description of the proceedings reported therein and certain subsequent developments in certain of the proceedings reported therein; only additional significant subsequent developments in such proceedings, if any, and new matters since the filing of the last Form 10-Q are described below.

Research Analyst Independence Investigations (reported in the Form 10-K and the Form 10-Q for the quarter ended May 31, 2003)

Of the six purported class actions filed against LBI since the announcement of the Final Global Settlement, two have been dismissed by the parties bringing them: Sved v. Lehman Brothers Inc., et al. (relating to RSL Communications) and Cannon v. Citigroup Global Markets Inc. et al. One additional purported class action was filed in July 2003 in the United States District Court for the Southern District of New York, entitled Fogarazzo v. Lehman Brothers, Inc., related to LBI's research on RSL Communications, Inc. Fogarazzo is substantially identical to the other pending actions, which allege conflicts of interest between LBI's investment banking business and research activities.

Actions Regarding Enron Corporation (reported in the Form 10-K, the Form 10-Q for the quarter ended February 28, 2003 and the Form 10-Q for the quarter ended May 31, 2003)

In May 2003, an amended complaint was filed against Holdings and LBI in In re Enron Corporation Securities Litigation, realleging the Section 10(b)/Rule 10b-5 claims that had been dismissed previously as to Holdings.

In September 2003, a purported class action complaint was filed in the Circuit Court of Cook County, Illinois, County Department, Chancery Division, against Holdings and seven other investment or commercial banks, among other defendants, on behalf of purchasers of Enron common stock between October 16, 1998 and November 27, 2001, alleging that defendants knowingly or recklessly misrepresented or omitted to state material facts concerning Enron's operations, financial position and financial performance. Plaintiffs seek damages for lost investment opportunities and benefit of the

LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
PART II—OTHER INFORMATION

bargain damages based on state common law claims. Plaintiffs allege negligent misrepresentation, common law fraud, breach of fiduciary duty and aiding and abetting breach of fiduciary duty.

First Alliance Mortgage Company Matters (reported in the Form 10-K and the Form 10-Q for the quarter ended May 31, 2003)

In July 2003, the United States Court for the Central District of California entered findings of fact and conclusions of law holding that any transfers to Lehman Commercial Paper Inc. ("LCPI") were not fraudulent and its liens were not avoidable, nor was equitable subordination of amounts owed by First Alliance Mortgage Company to LCPI at the time of the Chapter 11 filing warranted.

In re Fleming Securities Litigation (reported in the Form 10-Q for the quarter ended May 31, 2003)

In June 2003, the Judicial Panel on Multidistrict Litigation issued an order consolidating certain securities litigations concerning Fleming, to which Lehman Brothers is not a party, in the United States District Court for the Eastern District of Texas. Subsequently, in September 2003, plaintiffs in the two Massachusetts State Carpenters Pension Fund cases to which LBI is a party, and plaintiffs in the consolidated actions, jointly filed a Third Consolidated Amended Class Action Complaint, which, as to LBI, in substance realleges the claims set forth in the original Massachusetts State Carpenters Pension Fund cases.

Actions Regarding Frank Gruttadauria (reported in the Form 10-K, the Form 10-Q for the quarter ended February 28, 2003 and the Form 10-Q for the quarter ended May 31, 2003)

Lehman Brothers has been informed that a county prosecutor in Cuyahoga County, Ohio, has an open investigation into the Frank Gruttadauria matter. The Company understands that the investigation is examining whether there has been any violation of state law by Lehman Brothers or others in connection with this matter. The Company is cooperating with the investigation.

In August 2003, Lehman Brothers entered into settlements relating to the Gruttadauria matter with the SEC, the New York Stock Exchange (the "NYSE") and the Division of Securities of the Department of Commerce of the State of Ohio (the "Ohio Securities Division"), as follows:

Without admitting or denying any allegations or findings, Lehman Brothers consented to the entry of an order by the SEC in which the SEC accepted Lehman Brothers' Offer of Settlement and found that Lehman Brothers violated the Securities Exchange Act of 1934 and rules thereunder in that Lehman Brothers failed to reasonably supervise Gruttadauria during the 15-month period that LB employed him and failed to maintain complete and accurate books and records. Pursuant to the order, Lehman Brothers is required to pay $2.5 million, half of which was paid to the U.S. Treasury on August 22, 2003. The second half will be paid to the NYSE. Additionally, Lehman agreed to participate in a special expedited arbitration process for potential claimants.

Without admitting or denying any allegations or findings, Lehman Brothers also entered into a Stipulation of Facts and Consent to Penalty with the NYSE in which Lehman agreed to (i) a censure; (ii) payment of the $2.5 million as described above; (iii) participate in a special expedited arbitration process for potential claimants and (iv) undertake a review of certain firm policies, procedures, practices and supervisory systems. In September 2003, the NYSE advised Lehman Brothers that the Stipulation and Consent had become final.

Without admitting or denying any allegations or findings, Lehman Brothers agreed to the issuance of an order by the Ohio Securities Division that found that Lehman Brothers violated certain Ohio regulations relating to supervision and books and records and requiring that Lehman promptly file with the Ohio

LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
PART II—OTHER INFORMATION

Securities Division a copy of any reports required to be submitted to the SEC and NYSE pursuant to Lehman Brothers' settlements with those bodies.

Lehman Brothers has reached agreements in principal to settle the most recently filed case in the United States District Court for the Northern District of Ohio and one of the cases pending in arbitration before the NASD. The United States Courts of Appeals for both the Sixth and Seventh Circuits have reversed the respective District Court decisions denying Lehman Brothers' various motions to stay pending arbitration, have held the Lehman Brothers' arbitration agreements cover the alleged wrongdoing of Mr. Gruttadauria and have remanded the cases for further proceedings on the issue of whether any grounds exist at law for invalidating the arbitration agreements. Plaintiffs in one of the cases that was pending in the United States District Court for the Northern District of Ohio and one of the cases that was pending in arbitration before the NYSE have elected to pursue their respective claims through an expedited arbitration procedure established pursuant to the settlements reached with the SEC and the NYSE.

In re Metricom Securities Litigation (reported in the Form 10-K and the Form 10-Q for the quarter ended May 31, 2003)

In July 2003, plaintiffs filed a second amended complaint that drops claims against the underwriters under the Securities Exchange Act of 1934 but realleges claims against them under the Securities Act of 1933.

ITEM 4. Submission of Matters to a Vote of Security Holders

At the annual meeting of stockholders of Holdings held on April 8, 2003, the following matters were submitted to a vote of security holders:

A)
A proposal was submitted for the election of all Class III Directors. The results for the nominees were: Thomas H. Cruikshank—200,511,244 votes for, 8,468,406 votes withheld; Henry Kaufman—204,709,688 votes for, 4,269,962 votes withheld; and John D. Macomber—201,159,108 votes for, 7,820,542 votes withheld. Messrs. Cruikshank, Kaufman and Macomber were elected to serve until the Annual Meeting in 2006 and until a successor is elected and qualified.

  The terms of the Class I Directors (Michael L. Ainslie, John F. Akers and Richard S. Fuld, Jr.) and Class II Directors (Roger S. Berlind, Sir Christopher Gent and Dina Merrill) continue until the Annual Meetings in 2005 and 2004, respectively, and until their respective successors are elected and qualified. Sir Christopher Gent was elected by the Board of Directors effective September 1, 2003 as a Class II Director to fill a newly-created directorship, in accordance with Holdings' by-laws.

B)
A proposal was submitted for the ratification of the Company's selection of Ernst & Young LLP as the Company's independent auditors for the 2003 fiscal year. The results were 197,722,703 votes for, 10,639,518 against and 617,429 abstaining, and the proposal was adopted.

C)
A proposal was submitted for the re-approval of the Company's Short-Term Executive Compensation Plan, as amended. The results were 191,415,467 votes for, 16,403,242 against and 1,160,941 abstaining, and the proposal was adopted.

LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
PART II—OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

The following exhibits are filed as part of (or are furnished with, as indicated below) this Quarterly Report or, where indicated, were heretofore filed and are hereby incorporated by reference:

2.01
Agreement and Plan of Merger, dated as of July 21, 2003, as amended by the First Amendment to Agreement and Plan of Merger, dated as of September 22, 2003, among the Registrant, Ruby Acquisition Company and Neuberger Berman Inc. (incorporated by reference to Exhibit 2.1 to Amendment No. 3 to the Registrant's Registration Statement on Form S-4 (Reg. No. 333-108025) filed with the Commission on October 1, 2003)
2.02
Voting Agreement, dated as of July 21, 2003, among the Registrant and the stockholders of Neuberger Berman Inc. signatory thereto (incorporated by reference to Exhibit 2.2 to the Registrant's Current Report on Form 8-K filed with the Commission on July 22, 2003)
3.01
Restated Certificate of Incorporation of the Registrant dated May 27, 1994 (incorporated by reference to Exhibit 3.1 to the Registrant's Transition Report on Form 10-K for the eleven months ended November 30, 1994)
3.02
Certificate of Designations with respect to the Registrant's 5.94% Cumulative Preferred Stock, Series C (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the Commission on May 13, 1998)
3.03
Certificate of Designations with respect to the Registrant's 5.67% Cumulative Preferred Stock, Series D (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed with the Commission on July 23, 1998)
3.04
Certificate of Designations with respect to the Registrant's Fixed/Adjustable Rate Cumulative Preferred Stock, Series E (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed with the Commission on March 30, 2000)
3.05
Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, dated April 9, 2001 (incorporated by reference to Exhibit 3.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 31, 2001)
3.06
Certificate of Designations with respect to the Registrant's 6.50% Cumulative Preferred Stock, Series F (incorporated by reference to Exhibit 4.01 to the Registrant's Current Report on Form 8-K filed with the Commission on August 26, 2003)
3.07	By-Laws of the Registrant, amended as of October 22, 2002 (incorporated by reference to Exhibit 3.06 to the Registrant's Annual Report on Form 10-K for the fiscal year ended November 30, 2002)
11.01
Computation of Per Share Earnings (omitted in accordance with section (b)(11) of Item 601 of Regulation S-K; the calculation of per share earnings is set forth in Part I, Item 1, in Note 11 to the Consolidated Financial Statements (Earnings Per Common Share))

LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
PART II—OTHER INFORMATION

12.01	Computation of Ratios of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends (filed herewith)
31.01	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.02	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.01
Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Enacted by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith) (This certification is being furnished in accordance with the Sarbanes-Oxley Act of 2002 and Commission Release No. 34-47551 and shall not be deemed "filed" with the Commission for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.)
32.02
Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Enacted by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith) (This certification is being furnished in accordance with the Sarbanes-Oxley Act of 2002 and Commission Release No. 34-47551 and shall not be deemed "filed" with the Commission for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.)

LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
PART II—OTHER INFORMATION

(b)   Reports on Form 8-K

The following Current Reports on Form 8-K were filed during the fiscal quarter for which this Report is filed:

  1.
  Form 8-K dated June 2, 2003, Item 7.

  2.
  Form 8-K dated June 19, 2003, Items 5 and 7.
Financial Statements:
Exhibit 99.1	Press Release Relating to Earnings
Exhibit 99.2	Selected Statistical Information (Preliminary and Unaudited)
Exhibit 99.3	Consolidated Statement of Income Three Months Ended May 31, 2003 (Preliminary and Unaudited)
Exhibit 99.4	Consolidated Statement of Income Six Months Ended May 31, 2003 (Preliminary and Unaudited)
Exhibit 99.5	Segment Net Revenue Information Three and Six Months Ended May 31, 2003 (Preliminary and Unaudited)
  3.
  Form 8-K dated June 24, 2003, Item 7.

  4.
  Form 8-K dated July 1, 2003, Items 5 and 7.

  5.
  Form 8-K dated July 10, 2003, Items 5 and 7.

  6.
  Form 8-K dated July 14, 2003, Items 5 and 7.

  7.
  Form 8-K dated July 21, 2003, Items 5 and 7.

  8.
  Form 8-K dated August 25, 2003, Item 7.

  9.
  Form 8-K dated August 27, 2003, Item 7.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEHMAN BROTHERS HOLDINGS INC.
(Registrant)
Date: October 15, 2003	By:	/s/ David Goldfarb
Chief Financial Officer and Executive Vice President (principal financial and accounting officer)

[THIS PAGE INTENTIONALLY LEFT BLANK]

EXHIBIT INDEX

Exhibit No.	Exhibit
Exhibit 12.01	Computation of Ratios of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends
Exhibit 31.01	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.02	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Enacted by Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Enacted by Section 906 of the Sarbanes-Oxley Act of 2002

QuickLinks