Form 10-K
period 2003-11-30
LEHMAN BROTHERS HOLDINGS INC
filed 2004-02-26
CIK 806085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended November 30, 2003

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 1-9466

Lehman Brothers Holdings Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	13-3216325
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

745 Seventh Avenue New York, New York	10019
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 526-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.10 par value	New York Stock Exchange Pacific Exchange
Depositary Shares representing 5.94% Cumulative Preferred Stock, Series C	New York Stock Exchange
Depositary Shares representing 5.67% Cumulative Preferred Stock, Series D	New York Stock Exchange
Depositary Shares representing Fixed/Adjustable Rate Cumulative Preferred Stock, Series E	New York Stock Exchange
Depositary Shares representing 6.50% Cumulative Preferred Stock, Series F	New York Stock Exchange
Depositary Shares representing Floating Rate Cumulative Preferred Stock, Series G	New York Stock Exchange
8% Trust Preferred Securities, Series I, of Subsidiary Trust (and Registrant’s guarantee thereof)	New York Stock Exchange
7.875% Trust Preferred Securities, Series J, of Subsidiary Trust (and Registrant’s guarantee thereof)	New York Stock Exchange
6.375% Trust Preferred Securities, Series K, of Subsidiary Trust (and Registrant’s guarantee thereof)	New York Stock Exchange
6.375% Trust Preferred Securities, Series L, of Subsidiary Trust (and Registrant’s guarantee thereof)	New York Stock Exchange
Guarantee by Registrant of 7 5/8% Notes due 2006 of Lehman Brothers Inc.	New York Stock Exchange
6% Yield Enhanced Equity Linked Debt Securities Due May 25, 2005, Performance Linked to LSI Logic Corporation (LSI) Common Stock	American Stock Exchange
10 Uncommon Values Index Basket Adjusting Structured Equity Securities Notes Due 2004	American Stock Exchange
10 Uncommon Values Index Basket Adjusting Structured Equity Securities Notes, Series B, Due 2004	American Stock Exchange
10 Uncommon Values Index Risk Adjusting Equity Range Securities Plus Notes Due July 2, 2004	American Stock Exchange
10 Uncommon Values Index Stock Upside Note Securities Notes Due July 3, 2004	American Stock Exchange
10 Uncommon Values Index Stock Upside Note Securities Notes Due July 2, 2005	American Stock Exchange
21.68% Risk Adjusting Equity Range Securities Due February 7, 2005, Performance Linked to Cray Inc. (CRAY) Common Stock	American Stock Exchange
17.00% Risk Adjusting Equity Range Securities due February 24, 2005, Performance Linked to Advanced Digital Information Corporation (ADIC) Common Stock	American Stock Exchange
Dow Jones Industrial Average 112.5% Minimum Redemption PrincipalPlus Stock Upside Note Securities Due August 5, 2007	American Stock Exchange
Dow Jones Industrial Average Stock Upside Note Securities Due April 29, 2010	American Stock Exchange
Dow Jones Internet Index Stock Upside Note Securities Due November 10, 2004	American Stock Exchange
NASDAQ-100 Index 109% Minimum Redemption Stock Upside Note Securities Due April 26, 2004	American Stock Exchange
NASDAQ-100 Index Rebound Risk Adjusting Equity Range Securities Notes Due May 20, 2007	American Stock Exchange
Nikkei 225 Index SUNS Stock Upside Note Securities Due June 10, 2010	American Stock Exchange
Notes due November 14, 2007-Performance Linked to Pfizer Inc. (PFE) Common Stock	American Stock Exchange
Prudential Research Universe Diversified Equity Notes Due December 29, 2004	American Stock Exchange
Prudential Research Universe Diversified Equity Notes Due July 2, 2006, Linked to a Basket of Healthcare Stocks	American Stock Exchange
S&P 500 Index Stock Upside Note Securities Due April 30, 2005	American Stock Exchange
S&P 500 Index Stock Upside Note Securities Due December 26, 2006	American Stock Exchange
S&P 500 Index Stock Upside Note Securities Due February 5, 2007	American Stock Exchange
S&P 500 Index Stock Upside Note Securities Due September 27, 2007	American Stock Exchange
S&P 500 Index Stock Upside Note Securities Due August 5, 2008	American Stock Exchange
S&P 500 Index Callable Stock Upside Note Securities due November 6, 2009	American Stock Exchange

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

The aggregate market value of the voting and nonvoting common equity held by non-affiliates of the Registrant at May 30, 2003 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $16,707,991,000.  As of that date, 233,254,102 shares of the Registrant’s Common Stock, $0.10 par value per share, were held by non-affiliates.  For purposes of this information, the outstanding shares of Common Stock that were and that may be deemed to have been beneficially owned by directors and executive officers of the Registrant were deemed to be shares of common stock held by affiliates at that date.

As of February 13, 2004, 277,256,627 shares of the Registrant’s Common Stock, $.10 par value per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

(1) Lehman Brothers Holdings Inc. 2003 Annual Report to Stockholders (the “2003 Annual Report”)—Incorporated in part in Parts I, II and IV.

(2) Lehman Brothers Holdings Inc. Definitive Proxy Statement for its 2004 Annual Meeting of Stockholders (the “Proxy Statement”)—Incorporated in part in Parts III and IV.

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

Holdings’ public internet site is http://www.lehman.com.  Holdings makes available free of charge through its internet site, via a link to the SEC’s internet site at http://www.sec.gov, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the SEC.  Holdings also makes available through its internet site, via a link to the SEC’s internet site, statements of beneficial ownership of Holdings’ equity securities filed by its directors, officers, 10% or greater shareholders and others under Section 16 of the Exchange Act.

In addition, Holdings currently makes available on http://www.lehman.com its most recent annual report on Form 10-K, its quarterly reports on Form 10-Q for the current fiscal year, its most recent proxy statement and its most recent annual report to stockholders, although in some cases these documents are not available on that site as soon as they are available on the SEC’s site.

Holdings also makes available on http://www.lehman.com (i) its Corporate Governance Guidelines, (ii) its Code of Ethics (including any waivers therefrom granted to executive officers or directors), and (iii) the charters of the Audit, Compensation and Benefits, and Nominating and Corporate Governance Committees of its Board of Directors. These documents are also available in print without charge to any person who requests them by writing or telephoning:

Lehman Brothers Holdings Inc.
Office of the Corporate Secretary
399 Park Avenue
New York, New York 10022
(212) 526-0858

In order to view and print the documents referred to above on Holdings’ internet site, which are in the .PDF format, you will need to have on your computer the Adobe Acrobat Reader software.   If you do not have Adobe Acrobat, a link to Adobe Systems Incorporated’s internet site, from which you can download the software, is provided.

PART I

ITEM 1. BUSINESS

As used herein, “Holdings” or the “Registrant” means Lehman Brothers Holdings Inc., a Delaware corporation, incorporated on December 29, 1983. Holdings and its subsidiaries are collectively referred to as the “Company,” the “Firm” or “Lehman Brothers.”

The Company is one of the leading global investment banks, serving institutional, corporate, government and high-net-worth individual clients and customers. Its executive offices are located at 745 Seventh Avenue, New York, New York 10019, and its telephone number is (212) 526-7000.

Forward-Looking Statements

Some of the statements contained or incorporated by reference in this Report, including those relating to the Company’s strategy and other statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates” and similar expressions, are forward-looking statements within the meaning of Section 21E of the Exchange Act. These statements are not historical facts but instead represent only the Firm’s expectations, estimates and projections regarding future events. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict, which may include, but are not limited to, the factors listed below. As a global investment bank, the Company’s results of operations have varied significantly in response to global economic and market trends and geopolitical events. The nature of the Company’s business makes predicting the future trends of revenues difficult. Caution should be used when extrapolating historical results to future periods.

The Company’s actual results and financial condition may differ, perhaps materially, from the anticipated results and financial condition in any such forward-looking statements and, accordingly, readers are cautioned not to place undue reliance on such statements. The Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

•                  Market Fluctuations and Volatility.  Changes in interest and foreign exchange rates, securities, commodities and real estate valuations and increases in volatility can increase credit and market risks and may also impact customer-flow-related revenues and proprietary trading revenues as well as impact the volume of debt and equity underwritings and merger and acquisition transactions. The Company uses derivatives and other financial contracts to hedge many of these market risks.

•                  Industry Competition and Changes in Competitive Environment.  Increased competition from banking institutions, asset managers and non-traditional financial services providers and industry consolidation could impact fees earned from the Company’s Investment Banking, Client Services and Capital Markets businesses.

•                  Investor Sentiment.  Recent accounting and corporate governance scandals have had a significant impact on investor confidence. In addition, geopolitical concerns about terrorist activities can affect the global financial markets.

•                  Liquidity.  Liquidity and liquidity management are of critical importance to the Company. Liquidity could be impacted by the inability to access the long-term or short-term debt markets or the repurchase and securities-lending markets. However, the Company’s liquidity and funding policies have been designed with the goal of providing sufficient liquidity resources to continually fund its balance sheet and to meet its obligations in all market environments.

•                  Credit Ratings.  The Company’s access to the unsecured funding markets is dependent upon the Company’s credit ratings. A reduction in the Company’s credit ratings could adversely affect the Company’s access to liquidity alternatives and its competitive position, and could increase the cost of funding or trigger additional collateral requirements.

•                  Credit Exposure.  Credit risk represents the possibility that a counterparty will be unable to honor its contractual obligations to the Company. Although the Company actively manages credit risk exposure daily as part of its risk management framework, counterparty default risk may arise from unforeseen events or circumstances.

•                  Legal/Regulatory.  Legal and regulatory changes in the United States and other jurisdictions could have unfavorable effects on the Company’s businesses and results of operations. In particular, there have been a number of legislative, legal and regulatory developments related to research analyst conflicts of interest and mutual fund trading issues in the financial services industry that may affect future results of operations. In 2002 the U.S. Congress enacted the Sarbanes-Oxley Act, which significantly affected corporate governance and securities laws. In addition, various federal and state securities regulators, self-regulatory organizations (including the New York Stock Exchange) and industry participants reviewed and, in many cases, adopted significant changes to their established rules, including rules in the areas of corporate governance, potential research analyst conflicts of interest and auditor independence.  See “Business—Regulation” below.

•                  Neuberger Berman Integration.  The Company acquired Neuberger Berman Inc. and its subsidiaries, an asset management company, in October 2003. The Company’s ability to achieve the anticipated benefits of the merger, including revenue and cost synergies, is dependent upon a number of factors, certain of which may be beyond the Company’s control. These synergies may not be realized in the anticipated amounts or time frame. For additional information about this acquisition see “Client Services—Asset Management” below and “Management’s Discussion and Analysis—Results of Operations—Business Acquisitions” and “—Segments—Client Services” and Note 6 to the Consolidated Financial Statements in the 2003 Annual Report.

For more information concerning the risks and other factors that could affect the Firm’s future results and financial condition, see “Management’s Discussion and Analysis” in the 2003 Annual Report.

LEHMAN BROTHERS

Lehman Brothers is one of the leading global investment banks, serving institutional, corporate, government and high-net-worth individual clients and customers. The Company’s worldwide headquarters in New York and regional headquarters in London and Tokyo are complemented by offices in additional locations in the United States, Europe, the Middle East, Latin America and the Asia Pacific region. The Company is engaged primarily in providing financial services. Other businesses in which the Company is engaged represent less than 10 percent of each of consolidated assets, revenues and pre-tax income.

The Company’s business includes capital raising for clients through securities underwriting and direct placements, corporate finance and strategic advisory services, securities sales and trading, research, the trading of foreign exchange and derivative products and certain commodities, asset management for high-net-worth and institutional clients and private equity investments. The Company acts as a market-maker in all major equity and fixed income products in both the U.S. and international markets. Lehman Brothers is a member of all principal securities and commodities exchanges in the United States, as well as NASD, Inc., and holds memberships or associate memberships on several principal international securities and commodities exchanges, including the London, Tokyo, Hong Kong, Frankfurt, Paris and Milan stock exchanges.

Lehman Brothers provides a full array of capital markets products, investment banking services and investment management and advisory services worldwide. Through the Company’s investment banking, trading, research, structuring and distribution capabilities in equity and fixed income products, the Company continues its focus of building its client/customer business model. This “customer flow” model is based on facilitating customer transactions in all major global capital markets products and services. The Company generates customer flow revenues from institutional and high-net-worth clients and customers by (i) advising on and structuring transactions specifically suited to meet client needs; (ii) serving as a market maker and/or intermediary in the global marketplace, including making securities and other financial instrument products available to clients to rebalance their portfolios and diversify risks across different market cycles; (iii) providing asset management services to high-net-worth and institutional clients; and

(iv) acting as an underwriter to clients. Customer flow activities represent a preponderance of the Company’s revenues. In addition, the Company also takes proprietary positions, the success of which is dependent on its ability to anticipate economic and market trends. The Company believes its customer flow orientation helps to mitigate its overall revenue volatility.

The Company operates in three business segments (each of which is described below): Investment Banking, Capital Markets and Client Services. Financial information concerning the Company for the fiscal years ended November 30, 2003, November 30, 2002, and November 30, 2001, including the amount of net revenue contributed by each segment in such periods, is set forth in the Consolidated Financial Statements and the Notes thereto in the 2003 Annual Report and is incorporated herein by reference. Information with respect to the Company’s operations by segment and net revenues by geographic area is set forth under the captions “Management’s Discussion and Analysis—Segments” and “—Geographic Diversification” and in Note 22 of the Notes to Consolidated Financial Statements in the 2003 Annual Report and is incorporated herein by reference.

Investment Banking

The Investment Banking Division provides advice to corporate, institutional and government clients throughout the world on mergers, acquisitions and other financial matters. Investment Banking also raises capital for clients by underwriting public and private offerings of debt and equity securities. Lehman Brothers’ Investment Banking professionals are responsible for developing and maintaining relationships with issuer clients, gaining a thorough understanding of their specific needs and bringing together the full resources of Lehman Brothers to accomplish their financial and strategic objectives. Investment Banking is organized into industry, product and geographic coverage groups, enabling individual bankers to develop specific expertise in particular industries and markets. Industry coverage groups include Communications and Media, Consumer/Retailing, Financial Institutions, Financial Sponsors, Healthcare, Industrial, Natural Resources, Power, Real Estate and Technology. Specialized product groups within Mergers and Acquisitions and Global Finance are partnered with global relationship managers in the global industry groups to provide comprehensive solutions for clients. Specialists in product development and derivatives also are engaged to tailor specific structures for clients.  Global Finance encompasses Equity Capital Markets, which consists of equity and equity-related securities and derivatives, Debt Capital Markets, which incorporates expertise in syndicate, liability management, derivatives and bank loan syndication, Leveraged Finance and Private Placements. Geographically, Lehman Brothers maintains investment banking offices in seven cities in the U.S. and in sixteen cities in Europe, the Middle East, Asia and Latin America. The high degree of integration among the Company’s industry, product and geographic groups has allowed Lehman Brothers to become a leading source of one-stop financial solutions for its global clients.

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

Capital Markets

The Capital Markets segment includes institutional customer flow activities, research and secondary-trading and financing activities in fixed income and equity products. These products include a wide range of cash, derivative, secured financing and structured instruments and investments. The Company is a leading global market-maker in numerous equity and fixed income products including U.S., European and Asian equities, government and agency securities, money market products, corporate high grade, high yield and emerging market securities, mortgage- and asset-backed securities and real estate, preferred stock, municipal securities, bank loans, foreign exchange, financing and derivative products. The Company is one of the largest investment banks in terms of U.S. and pan-European listed equities trading volume and maintains a major presence in over-the-counter U.S. stocks, major Asian large capitalization stocks, warrants, convertible debentures and preferred issues. The Capital Markets segment also includes the risk arbitrage and secured financing businesses as well as realized and unrealized gains and losses related to private equity investments. Lehman Brothers combines the skills from the sales, trading and research areas of its Equities and Fixed Income Divisions to serve the financial needs of the Company’s clients and customers. This integrated approach enables Lehman Brothers to structure and execute global transactions for clients and to provide worldwide liquidity in marketable securities.

Equities

The Equities group is responsible for the Company’s equity operations and all dollar and non-dollar equity and equity-related products worldwide. These products include listed and over-the-counter securities, American Depositary Receipts, convertibles, options, warrants and derivatives.

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

Equity Finance and Prime Broker.  Lehman Brothers maintains an integrated equity financing and prime broker business to provide liquidity to its clients and customers and supply a source of secured financing for the Firm. Equity Financing provides financing in all markets on a margin basis for customer purchases of equities and other capital markets products as well as securities lending and short-selling facilitation. The Prime Broker business also engages in full operations, clearing and processing services for that unit’s customers.

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

Fixed Income

Lehman Brothers actively participates in key fixed income markets worldwide and maintains a 24-hour trading presence in global fixed income securities. The Company is a preeminent market-maker in new issue and other fixed income securities.  Fixed Income businesses include the following:

Government and Agency Obligations.  Lehman Brothers is one of the leading primary dealers in U.S. government securities, participating in the underwriting and market-making of U.S. Treasury bills, notes and bonds, and securities of federal agencies. The Company is also a market-maker in the government securities of all G7 countries, and participates in other major European and Asian government bond markets.

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

Mortgage- and Asset-Backed Securities.  The Company is a leading underwriter of and market-maker in residential and commercial mortgage- and asset-backed securities and is active in all areas of secured lending, structured finance and securitized products. Lehman Brothers underwrites and makes markets in the full range of U.S. agency-backed mortgage products, mortgage-backed securities, asset-backed securities and whole loan products. It is also a leader in the global market for residential and commercial mortgages (including multi-family financing) and leases.  The Company originates commercial and residential mortgage loans through the Company’s domestic savings bank, Lehman Brothers Bank, FSB, and other subsidiaries.  Lehman Brothers Bank offers traditional and online mortgage and banking services nationally to individuals as well as institutions and their customers.  The Bank is a major part of the Firm’s institutional mortgage business, providing an origination pipeline for mortgages and asset-backed securities.

During 2003, the Company acquired controlling interests in two residential mortgage loan originator/servicers. The Company believes these acquisition will allow further vertical integration of the mortgage business platform. Mortgage loans originated by these companies are intended to provide a more cost efficient source of loan product for the Company’s securitization pipeline.

Real Estate Investment. In addition to its lending activities, the Company invests in commercial and residential real estate (both existing properties and development projects) in the form of joint venture equity investments as well as direct ownership interests. The Company has interests in several hundred properties throughout the world.

Municipal and Tax-Exempt Securities.  Lehman Brothers is a major dealer in municipal and tax-exempt securities, including general obligation and revenue bonds, notes issued by states, counties, cities, and state and local governmental agencies, municipal leases, tax-exempt commercial paper and put bonds.

Financing.  The Financing unit engages in three primary functions: managing the Company’s matched book activities, supplying secured financing to institutional clients and customers and providing secured funding for the Company’s activities. Matched book funding involves borrowing and lending cash on a short-term basis to institutional customers collateralized by marketable securities, typically government or government agency securities. The Company enters into these agreements in various currencies and seeks to generate profits from the difference between interest earned and interest paid. The Financing unit works with the Company’s institutional sales force to identify customers that have cash to invest and/or securities to pledge to meet the financing and investment objectives of the Company and its customers. Financing also coordinates with the Company’s Treasury area to provide collateralized financing for a large portion of the Company’s securities and other financial instruments owned. In addition to its activities on behalf of its U.S. clients and customers, the Company is a major participant in the European and Asian repurchase agreement markets, providing secured financing for the Firm’s customers in those regions.

Fixed Income Derivatives.  The Company offers a broad range of derivative, interest rate and credit products and services. Derivatives professionals are integrated into all of the Company’s fixed income areas in response to the worldwide convergence of the cash and derivative markets.

Foreign Exchange.  Lehman Brothers’ global foreign exchange operations provide market access and liquidity in all currencies for spot, forward and over-the-counter options markets around the clock. Lehman Brothers offers its customers superior execution, market information, analysis and hedging capabilities, utilizing foreign exchange as well as foreign exchange options and derivatives. Lehman Brothers also provides advisory services to central banks, corporations and investors worldwide, structuring innovative products to fit their specific needs. The Firm makes extensive use of its global macroeconomics research to advise clients on the appropriate strategies to minimize interest rate and currency risk.

Global Distribution

Lehman Brothers’ institutional sales organizations encompass distinct global sales forces that have been integrated into the Capital Markets businesses to provide investors with the full array of products and research offered by the Firm.

Equity Sales.  Lehman Brothers’ institutional Equities sales force provides an extensive range of services to institutional investors through locations in the U.S., Europe and Asia. The Equity sales organization focuses on developing long-term relationships though a comprehensive understanding of customers’ investment objectives, while providing proficient execution and consistent liquidity in a wide range of global equity securities and derivatives.

Fixed Income Sales. Lehman Brothers’ Fixed Income sales force is one of the most productive in the industry, serving the investing and liquidity needs of major institutional investors by employing a relationship management approach that provides superior information flow and product opportunities for the Firm’s customers.

Research

Research at Lehman Brothers encompasses the full range of research disciplines, including quantitative, economic, strategic, credit, relative value and market-specific analysis.

Equity Research.  To ensure in-depth expertise within various markets, Equity Research has established regional teams on a worldwide basis that are staffed with industry and strategy specialists.

Fixed Income Research. The Firm’s Fixed Income Research specialists provide expertise in U.S., European and Asian government and agency securities, derivatives, sovereign issues, corporate securities, high yield, asset- and mortgage-backed securities, indices, emerging market debt and municipal securities.

Client Services

Client Services consists of the Company’s Private Client and Asset Management businesses.

Private Client Services

The Company’s Private Client Services business generates customer flow transactional revenues by serving the investment needs of private investors with substantial assets as well as thousands of mid-sized institutional accounts worldwide. The group has investment representatives located in 14 offices around the globe. Investment professionals provide their clients with direct access to investment banking, fixed income, equity, foreign exchange and derivative products, as well as the Firm’s research and execution capabilities.

Asset Management

Asset Management generates fee-based revenues from customized investment management services for high-net-worth clients as well as asset management fees from mutual fund and other institutional investors.  Lehman Brothers has been expanding its asset management activities to focus on the strategic development of a comprehensive asset management platform for the Firm, drawing on—and providing both individual and institutional clients with access to—Lehman Brothers’ investment advisory expertise across various asset classes and geographies.

The Company significantly enhanced its market position in asset management in October 2003 through the acquisition of Neuberger Berman Inc.  Neuberger Berman is a leading asset management firm that provides wealth management services (private asset management, estate planning, tax planning, trust and fiduciary services); manages and advises open-end and closed-end mutual funds, institutional separate accounts and wrap accounts sponsored by third party brokerage firms and banks; and provides professional investor clearing services.  This acquisition positions the Company as a leading provider of services to high-net-worth investors. The Company believes the acquisition will provide revenue synergies by making Neuberger Berman products available to the Lehman Brothers network of institutional and high-net-worth individual clients and offering Neuberger Berman clients an expanded range of investment and risk management products, including structured capital markets products, private equity and other alternative asset management products. The Company intends for the Neuberger Berman brand to remain intact.

In January 2003, the Company acquired the fixed income asset management business of Lincoln Capital Management, which is the Firm’s primary U.S. institutional fixed income management platform for large institutional investors.  In July 2003, the Company launched Lehman Brothers First Trust Income Opportunity Fund, a new closed-end management investment company with the investment objective to seek high total return by investing primarily in high yield debt securities. Other asset management initiatives in recent years include Lehman Brothers Alternative Investment Management (the Firm’s joint venture with Ehrenkranz & Ehrenkranz).

Lehman Brothers also provides Investment Consulting Services, a wrap-fee series of third party managed products, management of multiple manager funds onshore and offshore and a managed futures advisory business. In addition, the Firm also has dealer agreements with a large number of mutual fund families.

In addition, Asset Management generates management and incentive fees from the Company’s role as general partner for private equity and alternative investment partnerships.  The Company’s Private Equity business operates in five major asset classes: Merchant Banking, Venture Capital, Real Estate, Fixed Income-related and Third Party Funds. The primary goal of each asset class is to make investments that provide attractive risk-adjusted returns to investors, including institutions, high-net-worth individuals, the Firm and certain employees of the Firm. The Company has raised privately-placed funds in all of these classes, for which the Company acts as general partner. In addition, the Company generally co-invests directly in the investments made by the funds and occasionally makes other non-fund-related direct investments.   (Gains and losses related to proprietary private equity investments are included in the results of the Capital Markets segment.)  In October 2003, the Company acquired substantially all of the operating assets of The Crossroads Group (“Crossroads”), a diversified private equity fund manager, which significantly expanded the Company’s global private equity assets under management.

The Neuberger Berman LibertyView division manages several alternative investment master funds. Their investment products include both multi-strategy and single strategy funds that focus on achieving market neutral returns utilizing equity, credit, volatility and mortgage-backed arbitrage trading strategies.

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

Risk Management

As a leading global investment banking company, risk is an inherent part of the Company’s businesses. Global markets, by their nature, are prone to uncertainty and subject participants to a variety of risks. Lehman Brothers has developed policies and procedures designed to identify, measure and monitor each of the risks involved in its trading, brokerage and investment banking activities on a global basis. The principal risks of Lehman Brothers are market, credit, liquidity, legal and operational risks. Risk management is considered to be of paramount importance in the Company’s day-to-day operations. Consequently, the Company devotes significant resources (including investments in personnel and technology) across all of its worldwide trading operations to the measurement, analysis and management of risk.

The Company seeks to reduce risk through the diversification of its businesses, counterparties and activities in geographic regions. The Company accomplishes this objective by allocating the usage of capital to each of its businesses, establishing trading limits and setting credit limits for individual counterparties, including regional concentrations. The Company seeks to achieve adequate returns from each of its businesses commensurate with the risks they assume. Nonetheless, the effectiveness of the Company’s policies and procedures for managing risk exposure can never be completely or accurately predicted or fully assured. For example, unexpectedly large or rapid movements or disruptions in one or more markets or other unforeseen developments can have an adverse effect on the Company’s results of operations and financial condition. The consequences of these developments can include losses due to adverse changes in inventory values, decreases in the liquidity of trading positions, higher volatility in the Company’s earnings, increases in the Company’s credit exposure to customers and counterparties and increases in general systemic risk. If any of the strategies used to hedge or otherwise mitigate exposures to the various types of risks described above are not effective, the Company could incur losses.

Lehman Brothers has developed a control infrastructure to monitor and manage each type of risk on a global basis throughout the Company. A full description of the Firm’s Risk Management infrastructure and procedures is contained in “Management’s Discussion and Analysis—Risk Management” in the 2003 Annual Report, and is incorporated herein by reference. Information regarding the Company’s use of derivative financial instruments to hedge interest rate, currency, security and commodity price and other market risks is contained in Notes 1 and 3 to the Consolidated Financial Statements in the 2003 Annual Report, and is incorporated herein by reference.

Competition

All aspects of the Company’s business are highly competitive. The Company competes in U.S. and international markets directly with numerous other firms in the areas of securities underwriting and placement, corporate finance and strategic advisory services, securities sales and trading, research, foreign exchange and derivative products, asset management and private equity, including investment banking firms, traditional and online securities brokerage firms, mutual fund companies and other asset managers, investment advisers, venture capital firms and certain commercial banks and, indirectly for investment funds, with insurance companies and others.  Lehman Brothers’ competitive ability depends on many factors, including its reputation, the quality of its services and advice, product innovation, execution ability, pricing, advertising and sales efforts and the talent of its personnel.

The financial services industry has become considerably more concentrated as numerous securities firms have been acquired by or merged into other firms.  These developments have increased competition from other firms, many of which have significantly greater equity capital than the Company.  Legislative and regulatory changes in the United States allow commercial banks to enter businesses previously limited to investment banks, and several large commercial banks, insurance companies and other broad-based financial services firms have established or acquired broker-dealers or have merged with other financial institutions. Many of these firms have greater capital than the Company and have the ability to offer a wide range of products, from loans, deposit-taking and insurance to brokerage, asset management and investment banking services, which may enhance their competitive position. They also have the ability to support their investment banking and securities products with commercial banking, insurance and other financial services revenues in an effort to gain market share, which could result in pricing pressure in the Company’s businesses. Moreover, the Firm has faced, and expects to continue to face, pressure to retain market share by committing capital to businesses or transactions on terms that offer returns that may not be commensurate with their risks. In particular, corporate clients sometimes seek to require lending and other commitments from financial services firms in connection with investment banking assignments. In addition, the trend towards consolidation and globalization presents infrastructure, technology, risk management and other challenges.

Lehman Brothers has experienced intense price competition in some of its businesses in recent years. For example, equity and debt underwriting discounts, as well as trading spreads, have been under pressure for a number of years, and the ability to execute trades electronically, through the internet and through other alternative trading systems, has increased the pressure on trading commissions. It appears that this trend toward alternative trading systems will continue. The Company may experience competitive pressures in these and other areas in the future as some of its competitors seek to obtain market share by reducing prices.

The Company also faces competition in attracting and retaining qualified employees. Our ability to continue to compete effectively in our businesses will depend upon our ability to attract new employees and retain and motivate our existing employees while managing compensation costs.

Regulation

The securities industry in the United States is subject to extensive regulation under both federal and state laws. Lehman Brothers Inc.  (“LBI”), Neuberger Berman, LLC (“NB LLC”) and Neuberger Berman Management Inc. (“NBMI”) are registered with the SEC as broker-dealers; and LBI, NB LLC, NBMI, Lincoln Capital Fixed Income Management LLC (“Lincoln Capital”), certain Crossroads entities and certain other subsidiaries of Holdings are registered with the SEC as investment advisers. As such these entities are subject to regulation by the SEC and by self-regulatory organizations, principally the NASD (which has been designated by the SEC as NBMI’s primary regulator), national securities exchanges such as the New York Stock Exchange (“NYSE”) (which has been designated by the SEC as LBI’s and NB LLC’s primary regulator) and the Municipal Securities Rulemaking Board, among others.  Securities firms are also subject to regulation by state securities administrators in those states in which they conduct business.  Various subsidiaries of Holdings are registered as broker-dealers in all 50 states, the District of Columbia and the Commonwealth of Puerto Rico.

Broker-dealers are subject to regulations that cover all aspects of the securities business, including sales practices, market making and trading among broker-dealers, publication of research, margin lending, use and safekeeping of clients’ funds and securities, capital structure, recordkeeping and the conduct of directors, officers and employees.

Registered investment advisers are subject to regulations under the Investment Advisers Act of 1940. Such requirements relate to, among other things, recordkeeping and reporting requirements, disclosure requirements, limitations on agency cross and principal transactions between an adviser and advisory clients, as well as general anti-fraud prohibitions.

Certain investment funds managed by the Company are registered investment companies under the Investment Company Act of 1940.  Those funds and the Lehman Brothers entities that serve as the funds’ investment advisers are subject to that act and the rules thereunder, which, among other things, regulate the relationship between a registered investment company and its investment adviser and prohibit or severely restrict principal transactions and joint transactions.

Violation of applicable regulations can result in legal and/or administrative proceedings, which may impose censures, fines, cease-and-desist orders or suspension or expulsion of a broker-dealer or an investment adviser, its officers or employees.

LBI and NB LLC are also registered with the Commodity Futures Trading Commission (the “CFTC”) as futures commission merchants; and NB LLC, Lincoln Capital and other subsidiaries are registered as commodity pool operators and/or commodity trading advisers.  These entities are subject to regulation as such by the CFTC and various domestic boards of trade and other commodity exchanges. The Company’s U.S. commodity futures and options business is also regulated by the National Futures Association, a not-for-profit membership corporation that has been designated as a registered futures association by the CFTC.

The Sarbanes-Oxley Act of 2002 and rules promulgated by the SEC and the NYSE in response thereto have imposed substantial new or toughened regulations and disclosure requirements in the areas of corporate governance (including director independence, director selection and audit and compensation committee responsibilities), equity compensation plans, auditor independence, pre-approval of auditor fees and services and disclosure and internal control procedures.  Lehman Brothers is committed to industry best practices in these areas and believes it is in compliance with the relevant rules and regulations.

The USA Patriot Act of 2001, enacted in response to the terrorist attacks on September 11, 2001, contains anti-money laundering and financial transparency laws and mandates the implementation of various new regulations applicable to broker-dealers, futures commission merchants and other financial services companies, including standards for verifying client identification at account opening, and obligations to monitor client transactions and report suspicious activities. Through these and other provisions, the Patriot Act seeks to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering. Anti-money laundering laws outside of the U.S. contain some similar provisions. The increased obligations of financial institutions to identify their customers, watch for and report suspicious transactions, respond to requests for information by regulatory authorities and law enforcement agencies, and share information with other financial institutions, require the implementation and maintenance of internal practices, procedures and controls which may subject the Company to liability.

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

Holdings’ subsidiary, Lehman Brothers Japan Inc. (“LBJ”), is a registered securities company in Japan and a member of the Tokyo Stock Exchange Limited, the Osaka Stock Exchange Limited and the Tokyo Financial Futures Exchange and, as such, is regulated by the Financial Services Agency, the Japan Securities Dealers Association and such exchanges.

Lehman Brothers Bank, FSB, the Company’s thrift subsidiary, is regulated by the Office of Thrift Supervision. Lehman Brothers Bankhaus A.G. is regulated by the German Federal Banking Authority. Neuberger Berman Trust Company, N.A., which holds a national bank charter, is regulated by the Office of the Comptroller of the Currency of the United States.  Neuberger Berman Trust Company of Delaware, a non-depository limited purpose trust company, is subject to oversight by the State Bank Commissioner of the State of Delaware.  These bodies regulate such matters as policies and procedures relating to conflicts of interest, account administration and overall governance and supervisory procedures.

LBI, LBIE, LBJ and Holdings’ other subsidiaries are also subject to regulation by securities, banking and finance regulatory authorities, securities exchanges and other self-regulatory organizations in numerous other countries in which they do business.

Additional legislation and regulations, including those relating to the activities of broker-dealers and investment advisers, changes in rules imposed by the SEC or other U.S. or foreign regulatory authorities and self-regulatory organizations or changes in the interpretation or enforcement of existing laws and rules may adversely affect the Company’s business and profitability. The Company’s businesses may be materially affected not only by regulations applicable to them as a broker-dealer, futures commission merchant, investment adviser, bank, etc., but also by regulations of general application, including existing and proposed tax legislation and other governmental regulations and policies (including the interest rate policies of the Federal Reserve Board and foreign central banks) and changes in the interpretation or enforcement of existing laws and rules that affect the business and financial communities.

The Company believes that it is in material compliance with applicable regulations.

Capital Requirements

LBI, NB LLC, NBMI, LBIE, the Tokyo branch of Lehman Brothers Japan Inc., Lehman Brothers Bank, Holdings’ “AAA” rated derivatives subsidiaries, Lehman Brothers Financial Products Inc. and Lehman Brothers Derivative Products Inc., Neuberger Berman Trust Company, N.A., Neuberger Berman Trust Company of Delaware and others of Holdings’ subsidiaries are subject to various capital adequacy requirements promulgated by the regulatory, banking and exchange authorities of the countries in which they operate and/or to capital targets established by various ratings agencies. The regulatory rules referred to above, and certain covenants contained in various debt agreements, may restrict Holdings’ ability to withdraw capital from its regulated subsidiaries, which in turn could limit its ability to commit capital to other businesses, meet obligations or pay dividends to shareholders. Further information about these requirements and restrictions is contained in “Management’s Discussion and Analysis—Liquidity, Funding and Capital Resources” and in Note 17 of the Notes to Consolidated Financial Statements in the 2003 Annual Report, and is incorporated herein by reference.

Client Protection

LBI and NB LLC are members of the Securities Investor Protection Corporation (“SIPC”). Clients of LBI and NB LLC are protected by SIPC against some losses. SIPC provides protection against lost, stolen or missing securities (except loss in value due to a rise or fall in market prices) for clients in the event of the failure of the broker-dealer. Accounts are protected up to $500,000 per client with a limit of $100,000 for cash balances. In addition to being members of SIPC, LBI and NB LLC carry excess SIPC protection which increases each client’s protection up to the net equity of the account, subject to terms and conditions similar to SIPC. Like SIPC, the excess coverage does not apply to loss in value due to a rise or fall in market prices.  Certain of Holdings’ non-U.S. broker-dealer subsidiaries participate in programs similar to SIPC in certain jurisdictions.

Insurance

The Company maintains insurance coverage in types and amounts and with deductibles that management believes are customary for companies of similar size and engaged in similar businesses.  However, the insurance market is volatile, and there can be no assurance that any particular coverages will be available in the future on terms acceptable to the Company.

Employees

As of November 30, 2003, the Company employed approximately 16,200 persons, including 11,700 in North America and 4,500 internationally. The Company considers its relationship with its employees to be good. The Neuberger Berman acquisition resulted in an increase of approximately 1,200 employees, and the Crossroads, Lincoln Capital and mortgage company acquisitions added approximately 2,200 employees.

ITEM 2. PROPERTIES

The Company’s world headquarters is a 1,000,000 square-foot, owned office tower at 745 Seventh Avenue in New York City.  In addition, the Company leases approximately 1,700,000 square feet of office space in the New York metropolitan area.

The Company leases or has options to lease a total of approximately 715,000 additional square feet of space at One World Financial Center, which it had occupied or had planned to occupy prior to September 11, 2001. A portion of this space has been sublet, and the Company continues to explore sublease alternatives and other options with respect to this facility.

In addition to its offices in the New York area, the Company has offices in over 120 locations in the Americas.

The Company also has offices in Europe and Asia.  In Europe, the Company leases approximately 1,600,000 square feet of office space, including its new European headquarters in London, England, in the Canary Wharf development, east of the City of London.  In addition to its European headquarters, the Company has an additional 19 offices in Europe.

In Asia, the Company is in the process of relocating its Asian headquarters to approximately 157,000 square feet of leased office space in the Roppongi Hills area of central Tokyo, Japan.  The Company leases office space in 12 other locations in Asia.

All three of the Company’s business segments (as described herein) use the occupied facilities described above.  Facilities occupied by the Company are believed to be adequate for the purposes for which they are used, and the occupied facilities are well maintained.

Additional information with respect to facilities, certain charges related thereto and lease commitments is set forth under the caption “Lease Commitments” in Note 11 and in Note 21 of the Notes to Consolidated Financial Statements in the

2003 Annual Report and is incorporated herein by reference.

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

Although there can be no assurance as to the ultimate outcome, the Company generally has denied, or believes it has a meritorious defense and will deny, liability in all significant cases pending against it including the matters described below, and it intends to defend vigorously each such case.  Based on information currently available, analysis of insurance coverage and established reserves, the Company believes that the eventual outcome of the actions against it, including the matters described below, will not, in the aggregate, have a material adverse effect on the consolidated financial position or cash flows of the Company but may be material to the Company’s operating results for any particular period, depending on the level of the Company’s income for such period.

Research Analyst Independence Litigations

On April 28, 2003, a final global regulatory settlement regarding alleged research analyst conflicts of interest at various investment banking firms (the “Final Global Settlement”) was announced, involving several of the leading securities firms in the United States, including LBI, and various federal and state regulators and self-regulatory organizations.  Without admitting or denying any of the allegations of violations of certain NASD and New York Stock Exchange (“NYSE”) rules relating to investment research activities, LBI entered into consents and agreements with the SEC, the NYSE, the NASD and the Alabama Securities Commission (which acted as LBI’s lead state regulator in connection with the Final Global Settlement) to resolve their investigations of LBI relating to those matters.

Pursuant to the Final Global Settlement, LBI agreed to (i) pay $25 million as a penalty, (ii) pay $25 million as disgorgement of commissions and other monies, (iii) contribute a total of $25 million over five years to provide third-party independent research to clients, (iv) contribute a total of $5 million over five years towards investor education, (v) adopt internal structural and operational reforms that will further augment the steps it has already taken to promote research analyst independence and (vi) be enjoined from the alleged violations of NASD and NYSE rules.  In connection with the Final Global Settlement, LBI also voluntarily agreed to adopt restrictions on the allocation of shares in initial public offerings to executives and directors of public companies.  LBI has already reached similar arrangements with most of the other states, the District of Columbia and the Commonwealth of Puerto Rico and expects to reach similar arrangements with most or all of the remaining states.  Any monetary penalties and other payments required by these individual arrangements are expected to be included within the aggregate amounts discussed above.

In April 2003, to effectuate the Final Global Settlement, the SEC filed a Complaint and Final Judgment in the United States District Court for the Southern District of New York (the “New York District Court”).  The Final Judgment was entered by the Court in October 2003.  Also in April 2003, the NASD accepted the Letter of Acceptance, Waiver and Consent entered into with LBI in connection with the Final Global Settlement; and in May 2003, the NYSE advised LBI that the Hearing Panel’s Decision, in which it accepted the Final Global Settlement, had become final.  Payments have been and will be made in conformance with the payment provisions of the Final Judgment.

Since the announcement of the Final Global Settlement, a number of purported class actions have been filed and are pending against LBI in three federal courts, which are specific to LBI’s research of particular companies (Razorfish, Inc., RealNetworks, Inc., and RSL Communications, Inc.). (Swack v. Lehman Brothers Inc, and Coopersmith, et al. v. Lehman Brothers Inc., both in the United States District Court for the District of Massachusetts (Razorfish); DeMarco v. Lehman Brothers Inc., et al., Sved v. Lehman Brothers Inc., et al. and Gravino v. Lehman Brothers Inc., et al., all in the New York District Court (RealNetworks); Fogarazzo v. Lehman Brothers Inc., in the New York District Court  (RSL Communications)). All the actions allege conflicts of interest between LBI’s investment banking business and research activities and seek to assert claims pursuant to Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder.

In the purported class action relating to RSL Communications, plaintiffs have filed an amended consolidated complaint, containing essentially the same allegations as the original complaints, but adding two other investment banks as defendants.  (Fogarazzo, et al. v. Lehman Brothers Inc., et al.). The RealNetworks cases also have been consolidated in a single action in the New York District Court, with an amended complaint containing essentially the same allegations as the original complaints (DeMarco, et al. v. Lehman Brothers Inc.).

In June 2003, a purported derivative action, Bader and Yakaitis P.S.P. and Trust, et al. v. Michael L. Ainslie, et al., relating to the Final Global Settlement was filed in New York State Supreme Court, New York County.  The suit names Holdings and its Board of Directors as defendants and contends that the Board should have been aware of and prevented the alleged misconduct which resulted in the settlement with regulators.  In December 2003, plaintiffs filed an amended complaint, reiterating the allegations concerning the alleged failure to detect and prevent conduct resulting in the Final Global Settlement and adding allegations concerning the alleged failure to detect and prevent conduct relating to purportedly improper initial public offering (“IPO”) allocation practices, discussed more fully below under the heading IPO Allocation Cases.

Also in June 2003, in the Circuit Court of Marshall County, West Virginia, the Attorney General of West Virginia filed a civil action on behalf of the State of West Virginia against LBI and nine other investment banks. The Complaint alleges multiple violations of the West Virginia Consumer Credit and Protection Act (“CCPA”) from July 1, 1999 through the present.  The Complaint seeks $5,000 in money damages per violation for each and every violation of the CCPA.  The specific allegations against LBI are identical to those in the Complaint and Final Judgment that the SEC filed against LBI and the other investment banking firms.

Actions Regarding Enron Corp.

Enron Securities Purchaser Actions.  In April 2002, a Consolidated Complaint for Violation of the Securities Laws was filed in the United States District Court for the Southern District of Texas (the “Texas District Court”), captioned In re Enron Corporation Securities Litigation (the “Enron Litigation”), alleging claims for violation of Sections 11 and 15 of the Securities Act of 1933 (the “Securities Act”), Section 10(b) of the Exchange Act and Rule 10b-5 thereunder, and the Texas Securities Act.  The case is brought on behalf of a purported class of purchasers of Enron Corporation’s publicly traded equity and debt securities between October 19, 1998 and November 27, 2001, against Holdings and eight other commercial or investment banks, 38 current or former Enron officers and directors, Enron’s accountants, Arthur Andersen LLP (“Andersen”) (and affiliated entities and partners) and two law firms.  The complaint seeks unspecified compensatory and injunctive relief based on the theory that defendants engaged or participated in manipulative devices to inflate Enron’s reported profits and financial condition, made false or misleading statements, and participated in a scheme or course of business to defraud Enron’s shareholders.  In December 2002, the Texas District court granted Holdings’ motion to dismiss the Section 10(b) claim.  In May 2003, plaintiffs filed an amended complaint against Holdings and LBI, among others, re-asserting claims under Section 10(b) and 20(a) of the Exchange Act (the “Exchange Act claims”).  In January 2004, plaintiffs voluntarily withdrew their opposition to Lehman Brothers’ motion to dismiss the Exchange Act claims.  Given that plaintiffs no longer opposed dismissal of those claims,  the Texas District Court entered an order dismissing them on February 4, 2004.

In May 2002, American National Insurance Company (“ANICO”) and certain of its affiliates filed a complaint against LBI, Holdings, Lehman Commercial Paper Inc. (“LCPI”) and a broker formerly employed by Lehman.  The amended complaint, filed in October 2003, is based on allegations similar to those in the Enron Litigation and asserts that plaintiffs relied on defendants’ allegedly false and misleading statements in purchasing and continuing to hold Enron debt and equities in their LBI accounts.  The amended complaint alleges violations of the Texas Securities Act, violations of the Texas Business and Commerce Code, fraud, breach of fiduciary duty, negligence and professional malpractice, and seeks unspecified compensatory relief and punitive damages.  This action has been coordinated for pretrial purposes with the Enron Litigation in the Texas District Court.

In August 2002, a complaint was filed against Holdings and four other commercial or investment banks, among other defendants, by the Public Employees Retirement System of Ohio and three other state employee retirement plans, containing allegations similar to those in the Enron Litigation.  Against Holdings, the complaint alleges claims for common law fraud and deceit, aiding and abetting common law fraud, conspiracy to commit fraud, negligent misrepresentation and violation of the Texas Securities Act, and seeks unspecified compensatory relief and punitive damages.  This action has been consolidated with the Enron Litigation in the Texas District Court.

In September 2002, the Washington State Investment Board, which is a named plaintiff in the Enron Litigation, filed a new purported class action.  This action mirrors the Enron Litigation, but alleges a longer class action period of September 9, 1997 to October 18, 1998.   The amended complaint alleges claims against Holdings and LBI for violations of Sections 11 and 15 of the Securities Act.  Plaintiffs seek unspecified compensatory damages, an accounting and disgorgement of certain defendants’ alleged insider-trading proceeds, restitution and rescission.  This action has been consolidated with the Enron Litigation in the Texas District Court.

In October 2002, two actions were filed in Iowa state court (Linn and Polk Counties) against LBI and Holdings, along with several other commercial or investment banks, principally by AUSA Life Insurance Co. and Principal Global Investors, LLC.  The complaints allege that defendants participated in, and thus gained knowledge of, the alleged Enron fraudulent scheme by participating in Enron’s debt offerings, making disguised loans to Enron and participating in transactions involving Enron’s special purpose entities (“SPEs”), which were used to avoid recognizing losses, and that defendants failed to disclose that information.  The complaints allege violations of the Iowa Securities Act and claims for fraud and deceit and for civil conspiracy.  The complaints seek rescission and an unspecified amount of compensatory and punitive damages.  LBI and Holdings, along with other commercial or investment banks, have asserted third-party claims for contribution and indemnification in both Iowa actions against Andersen and certain Enron officers.

Also in October 2002, a complaint was filed in Superior Court for Los Angeles County against LBI, Holdings, and other commercial or investment banks by two Oaktree Capital Management investment funds.  The complaint, which was amended in June 2003, alleges that Enron systematically falsified its financial statements using improper accounting valuations and false hedges that enabled Enron to boost its reported earnings and that Enron’s bankers, including LBI and Holdings, participated in the fraudulent scheme by engaging in certain transactions with Enron.  It also alleges that defendants knew and acted on inside information about Enron’s true financial condition in connection with its offerings of Enron securities, while misrepresenting or omitting material facts to the public.  The amended complaint makes claims under California state law for trading on inside information, for making false and misleading statements and for unfair competition by material misstatements or omissions in connection with Enron securities offerings, and seeks unspecified compensatory damages, an accounting, restitution and disgorgement of profits.  LBI and Holdings, along with other commercial or investment banks, have asserted third-party claims for contribution and indemnification against Andersen and certain Enron officers.

In April 2003, Westboro Properties LLC and Stonehurst Capital, Inc. filed a complaint against LBI, Holdings and other commercial or investment banks.  Plaintiffs allege that defendants engaged in violations of the Texas Securities Act, statutory fraud in stock transactions, fraud, negligence and professional malpractice, and violations Sections 11 and 15 of the 1933 Act in inducing plaintiffs to purchase certain certificates, or investments, in two SPEs, Osprey I and Osprey II.  Plaintiffs also allege that defendants aided and abetted Enron’s fraud in setting up SPEs, allegedly falsifying Enron’s books and records and in continuing to recommend Enron’s stock.  Plaintiffs seek unspecified actual and special damages, punitive damages and equitable relief.  This action has been consolidated with the Enron Litigation in the Texas District Court.

In September 2003, a purported class action complaint was filed against Holdings and seven other commercial or investment banks, among other defendants, by Sara McMurray on behalf of purchasers of Enron common stock between October 16, 1998 and November 27, 2001, making the same allegations as the Enron Litigation.  Plaintiff alleges negligent misrepresentation, common law fraud, breach of fiduciary duty and aiding and abetting breach of fiduciary duty, and seeks unspecified damages for lost investment opportunities and lost benefit of the bargain.  This action has been consolidated with the Enron Litigation in the Texas District Court.

In December 2003, Connecticut Resources Recovery filed an amended complaint against certain Enron officers and directors, Arthur Andersen and certain individuals associated with Arthur Andersen, law firms, commercial or investment banks, including LBI, Holdings and Holdings’ subsidiary LB I Group Inc., and rating agencies.  Plaintiff seeks to recover approximately $200 million in public funds that were allegedly lost when Enron stopped making payments to plaintiff and filed for bankruptcy.  The amended complaint makes claims against LBI, Holdings and LB I Group Inc. for aiding and abetting fraudulent misrepresentation, for aiding and abetting negligent misrepresentation and for violation of the Connecticut Unfair Trade Practices Act.  Plaintiffs seek compensatory and exemplary damages.  This action has been consolidated with the Enron Litigation in the Texas District Court.

Also in December 2003, a complaint was filed in the Superior Court for the Judicial District of Hartford, Connecticut, by the Town of New Hartford, Connecticut, individually and on behalf of sixty-nine similarly-situated Connecticut municipalities against the Connecticut Resources Recovery Authority (“CRRA”), the governor of Connecticut, directors of CRRA, various individuals, former officers of Enron and commercial or investment banks, including Holdings.  The complaint alleges that plaintiff provided funds to the CRRA, which were then lost when Enron filed for bankruptcy, and that Holdings and other commercial or investment banks participated in Enron’s fraud by assisting Enron in its concealment of its true financial condition, and makes the claims against Holdings for violation of the Connecticut Unfair Trade Practices Act, aiding and abetting fraud, theft or misappropriation, unjust enrichment and fraud.  Plaintiff seeks compensatory damages, punitive damages and statutory damages pursuant to CGS § 52-565.  Plaintiff has voluntarily dismissed its claims against the banks, including Holdings, but has indicated it intends to reassert them in a new separate action.

In January 2004, a purported class action complaint was filed against Holdings and other commercial or investment banks, among other defendants, by William Young and Frank Conway on behalf of all persons who held Enron shares from April 13, 1999 through November 8, 2001.  Making allegations similar to those in the Enron Litigation, plaintiffs allege claims for negligent misrepresentation and common law fraud and seek unspecified compensatory damages.  This action is currently pending in the Circuit Court of Cook County, Illinois.

Third-Party Contribution Actions.  In December 2002, Andersen filed a third-party claim for contribution against LBI, Holdings and other commercial or investment banks, as well as a former Enron officer, in an action against Andersen in Oklahoma state court by Samson Investment Co. claiming that Andersen is liable for damages allegedly incurred in connection with certain Enron-related contracts.  Plaintiff alleges that Andersen conspired with Enron to misrepresent Enron’s financial condition in its financial statements.  Andersen’s third-party petition seeks contribution from LBI and Holdings in the event Andersen is held liable to plaintiff and alleges that LBI, Holdings and other third-party defendants were involved in creating and using Enron’s SPEs, engaged in transactions with the SPEs, misrepresented or failed to disclose to Andersen information about the SPEs, and issued analysts’ reports that enhanced the public’s perception of Enron’s financial performance and condition.  This action has been coordinated for pretrial purposes with the Enron Litigation in the Texas District Court.

In January 2003, Andersen filed a third-party claim for contribution against LBI, Holdings and other commercial or investment banks and one individual in an action against Andersen in Texas state court by Jane Bullock and other purchasers of Enron securities asserting claims for fraud, negligent misrepresentation and civil conspiracy in connection with allegedly materially misleading public statements concerning Enron’s financial condition.  Andersen’s third-party petition seeks proportionate liability and contribution from LBI, Holdings and the other third-party defendants.  The third-party petition makes similar allegations to those made in the Samson case above.  After Andersen filed its third-party petition, the court severed certain plaintiffs’ claims against Andersen as well as Andersen’s third-party claims into an action captioned Choucroun v. Arthur Andersen LLP, which the third-party defendants removed to the Texas District Court.  Choucroun has been coordinated for pretrial purposes with the Enron Litigation.

In February 2003, Andersen filed a third-party petition against LBI, Holdings and other commercial or investment banks and two individuals in an action against Andersen in Texas state court by Al Rajhi Investment Corporation BV asserting claims for fraud and negligent misrepresentation in connection with allegedly materially misleading public statements concerning Enron’s financial condition made in a commodities transaction in which plaintiff allegedly extended $100 million of credit to Enron.  The third-party petition seeks the same relief and makes the same allegations as in Bullock.  This action has been coordinated for pretrial purposes with the Enron Litigation in the Texas District Court.

In October 2003, third-party complaints for contribution were filed against LBI, Holdings and other commercial or investment banks by Richard Buy, by Robert Jaedicke and other outside directors, and by Paolo Ferraz Periera, respectively, in connection with an action filed by ANICO, certain of its affiliates and others alleging that Andersen and certain Enron officers and directors are liable for damages incurred through certain Enron-related investments.  This action has been coordinated for pretrial purposes with the Enron Litigation in the Texas District Court.

Also in October 2003, third-party claims for contribution were filed by certain Enron officers and outside directors against LBI, Holdings and other commercial or investment banks in four actions, Ahlich, Delgado, Pearson, and Rosen.  The underlying actions in Ahlich, Delgado Pearson and Rosen are against Andersen, certain of its partners and certain Enron officers and directors and assert that Andersen and some of its partners prepared and disseminated false, misleading and incomplete information about Enron’s financial condition that caused plaintiffs to continue their ownership of Enron securities, and that the Enron officers and directors engaged in SPE transactions to improve Enron’s balance sheet, and reviewed, approved and disseminated the allegedly false and misleading statements on which plaintiffs relied. Except for the third-party claim of Buy in Ahlich, the third-party claims against LBI and Holdings in Ahlich, Delgado and Pearson have been voluntarily dismissed without prejudice. The remaining actions have been coordinated for pretrial purposes with the Enron Litigation in the Texas District Court.

Other Actions.   In August 2002, Capital Management, L.P., the former general partner of LJM2 Co-Investment, L.P., an Enron-related SPE, filed a third-party claim in Delaware Chancery Court alleging that LB I Group Inc., an investor in LJM2, together with the other LJM2 limited partners, breached the LJM2 Limited Partnership Agreement by rescinding a capital call.  The claim against LB I Group Inc. and the other limited partners was voluntarily dismissed with prejudice in June 2003.

In August 2003, Al Rajhi Investment Corporation BV filed a petition against rating agencies, law firms, commercial or investment banks, including LBI and Holdings, and others.  Plaintiff claims to have engaged in a commodities trade with Enron and to have “effectively extended over $101 million of credit to Enron” in reliance on misrepresentations.  The amended complaint alleges that LBI and Holdings were involved in funding LJM2 and the Osprey Trust transactions, that they were involved in Enron transactions used to inflate Enron’s net worth and creditworthiness, and that they made false and misleading statements in analysts’ reports.  The claims against LBI and Holdings are for conspiracy and for participation in a joint or common enterprise and seek actual and exemplary damages.  This action has been coordinated for pretrial purposes with the Enron Litigation in the Texas District Court.

In November 2003, a complaint was filed by Enron in the United States Bankruptcy Court for the Southern District of New York (the “New York Bankruptcy Court”) against Lehman Brothers Finance S.A. (“LBF”), LBI, Holdings and LCPI.  Among other things, the complaint seeks to avoid as preferential transfers and/or fraudulent conveyances approximately $236 million in payments made by Enron in the year prior to Enron’s bankruptcy filing.  These payments were made pursuant to transactions under a swap contract between LBF and Enron relating to Enron common stock.

Also in November 2003, Enron filed two nearly identical lawsuits against LCPI, LBIE and other commercial paper dealers and investors in the New York Bankruptcy Court.  The complaints allege that monies paid by Enron in October and November 2002 to repurchase its outstanding commercial paper shortly before its maturity were preferential payments and/or fraudulent conveyances under the Bankruptcy Code.  Among other things, the complaints seek to avoid and recover these payments from the defendants.  In total, approximately $500 million is sought from LCPI and LBIE, nearly all of which relates to LCPI’s role as intermediary between Enron and several co-defendant holders of the commercial paper.

First Alliance Mortgage Company Matters

During 1999 and the first quarter of 2000, LCPI provided a warehouse line of credit to First Alliance Mortgage Company (“FAMCO”), a subprime mortgage lender, and LBI underwrote the securitizations of mortgages originated by FAMCO.  In March 2000, FAMCO filed for bankruptcy protection in the United States Bankruptcy Court for the Central District of California (the “California Bankruptcy Court”). In August 2001, a purported adversary class action (the “Class Action”) was filed in the California Bankruptcy Court, allegedly on behalf of a class of FAMCO borrowers seeking equitable subordination of LCPI’s (among other creditors’) liens and claims in the California Bankruptcy Court.  In October 2001, the complaint was amended to add LBI as a defendant and to add claims for aiding and abetting alleged fraudulent lending activities by FAMCO and for unfair competition under the California Business and

Professions Code.  In August 2002, a Second Amended Complaint was filed, which added a claim for punitive damages and extended the class period from May 1, 1996, until FAMCO’s bankruptcy filing.  The complaint sought actual and punitive damages, the imposition of a constructive trust on all proceeds paid or being paid by FAMCO to LCPI and LBI, disgorgement of profits and attorneys’ fees and costs.

In November 2001, the Official Joint Borrowers Committee (the “Committee”) initiated an adversary proceeding, allegedly on behalf of the FAMCO-related debtors, in the California Bankruptcy Court by filing a complaint against LCPI, LBI, Holdings and several individual officers and directors of FAMCO and its affiliates.  As to the Lehman defendants, the Committee asserted various bankruptcy claims for avoidance of liens, aiding and abetting and breach of fiduciary duty.  In December 2001, the Committee amended its complaint, dropping Holdings as a defendant.

The United States District Court for the Central District of California (the “California District Court”) withdrew the reference to the California Bankruptcy Court in both of these cases and in February 2002 consolidated them before the California District Court.  In November 2002, the California District Court entered an order defining the class in the Class Action as all persons who acquired mortgage loans from FAMCO from May 1, 1996 through March 31, 2000, which were used as collateral for FAMCO’s warehouse credit line with LCPI or were securitized in transactions underwritten by LBI.   In February 2003, the California District Court granted Lehman Brothers’ motion for summary judgment on the California Business and Professions Code claims and granting Lehman Brothers’ motion for partial summary judgment on the claims prior to 1999 and dismissing those claims. Trial began in February 2003.

In June 2003, the California District Court dismissed plaintiffs’ claim for punitive damages.  On the same date, the jury rendered its verdict finding LBI and LCPI liable for aiding and abetting FAMCO’s fraud. The jury found damages of $50.9 million and held the Lehman defendants responsible for 10% of those damages. In July 2003, the California District Court entered findings of fact and conclusions of law relating to all claims still pending and holding that any transfers to LCPI were not fraudulent and its liens were not avoidable, nor was equitable subordination of amounts owed by FAMCO to LCPI at the time of the Chapter 11 filing warranted.  Judgment was entered in November 2003 on the jury verdict.

In June 2003, the Attorney General of the State of Florida filed a civil complaint against LCPI in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, alleging violations of the Florida Unfair and Deceptive Trade Practices Act and common law fraud.  The allegations arise out of LCPI’s relationship with FAMCO insofar as FAMCO did business with Florida borrowers.  The Florida Attorney General alleges in the complaint that, among other things, LCPI provided financing to FAMCO, despite LCPI’s purported knowledge that FAMCO was engaged in “predatory lending” practices.  The Complaint seeks a permanent injunction, compensatory and punitive damages, civil penalties, attorney’s fees and costs.

In re Fleming Securities Litigation

In February 2003, a lawsuit captioned Massachusetts State Carpenters Pension Fund v. Fleming Companies, Inc., et al. was filed in the 160th District Court of Dallas County, Texas, asserting claims arising under Sections 11, 12(a) (2), and 15 of the Securities Act of 1933.  The action was brought on behalf of a purported class of investors who purchased in two simultaneous Fleming securities offerings in June 2002 that raised approximately $378 million.  LBI’s share of these offerings as underwriter was 27.5%.  The complaint alleges that the prospectus and registration statement for the offerings contained false and misleading statements or omitted material facts concerning, among other things, deductions Fleming took on vendor invoices, its accounting for recognition of income, amortization of long term assets and use of capitalized interest and the performance of Fleming’s retail operations.  The complaint seeks unspecified damages and costs. In addition to Fleming, the suit named as defendants ten officers and/or directors of Fleming, Fleming’s auditor, and the underwriters of the offerings, including LBI.

The case was removed to the United States District Court for the Northern District of Texas.  The underwriters are contractually entitled to customary indemnification from Fleming, but subsequent to that removal, in April 2003, Fleming filed for bankruptcy protection.  Also in April 2003, plaintiffs filed a virtually identical second lawsuit in the United States District Court for the Eastern District of Texas.

In June 2003, the Judicial Panel on Multidistrict Litigation consolidated certain securities litigations concerning Fleming, to which LBI is not a party, in the United States District Court for the Eastern District of Texas.  Subsequently, in September 2003, plaintiffs in the two Massachusetts State Carpenters Pension Fund cases to which LBI is a party, and plaintiffs in the consolidated actions, jointly filed a Third Consolidated Amended Class Action Complaint, which, as to LBI, in substance re-alleges the claims set forth in the original Massachusetts State Carpenters Pension Fund cases.

IPO Allocation Cases

LBI was named as a defendant in approximately 192 purported securities class actions that were filed between March and December 2001 in the New York District Court. The actions, which allege improper IPO allocation practices, were brought by persons who, either directly or in the aftermarket, purchased IPO securities during the period between March 1997 and December 2000. The plaintiffs allege that Lehman and other IPO underwriters required persons receiving allocations of IPO shares to pay excessive commissions on unrelated trades and to purchase shares in the aftermarket at specified escalating prices. The plaintiffs, who seek unspecified compensatory damages, claim that these alleged practices violated various provisions of the federal securities laws, specifically sections 11, 12(a)(2) and 15 of the Securities Act, sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder.  The 192 actions in which LBI was named a defendant have been consolidated into 83 cases, each involving a distinct offering. Those 83 consolidated cases, and approximately 226 others in which LBI is not named as a defendant, have been coordinated for pretrial purposes before a single judge.

In January 2002, a separate consolidated class action, entitled In re Initial Public Offering Antitrust Litigation, was filed in the New York District Court against LBI, among other underwriters, alleging violations of federal and state antitrust laws. The complaint alleges that the underwriter defendants conspired to require customers who wanted IPO allocations to pay back to the underwriters a percentage of their IPO profits in the form of commissions on unrelated trades, to purchase other, less attractive securities and to buy shares in the aftermarket at predetermined escalating prices. In November 2003, the court dismissed the antitrust action on the grounds that the conduct alleged was impliedly immune from the antitrust laws.  Plaintiffs have filed a notice of appeal of that decision to the U.S. Court of Appeals for the Second Circuit.

In April 2002, a suit was filed in Delaware Chancery Court by Breakaway Solutions Inc., which names LBI and two other underwriters as defendants.  The complaint purports to be brought on behalf of a class of issuers who issued securities in IPOs through at least one of the defendants during the period January 1998 through October 2000 and whose securities increased in value 15% or more above the original price within 30 days after the IPO.  It alleges that defendants underpriced IPO securities and allocated those underpriced securities to certain favored customers in return for alleged arrangements with the customers for increased commissions on other transactions and alleged tie-in arrangements.  The complaint asserts claims for breaches of contract, of the implied covenant of good faith and fair dealing and of fiduciary duty, and for indemnification or contribution and unjust enrichment or restitution.  Breakaway seeks, among other relief, class certification, injunctive relief, an accounting, declarations requiring defendants to indemnify Breakaway in the pending consolidated IPO securities class actions and determining that Breakaway has no indemnification obligation to defendants in those actions, and compensatory damages.

Actions Regarding Frank Gruttadauria

LBI discovered in January 2002 that Frank Gruttadauria, the former branch manager of LBI’s Cleveland office, which was acquired in October 2000 from SG Cowen Securities Corporation as part of the purchase by LBI of certain accounts and related assets belonging to SG Cowen’s private client group, had apparently been involved in creating false account statements for clients of that office and may have caused unauthorized transfers of funds from client accounts. This conduct allegedly took place for a number of years and began well prior to the acquisition of this office by LBI. Under the terms of the purchase agreement, SG Cowen retained liability for activities arising out of the conduct or operation of the business while owned by SG Cowen.

To date, the following cases have been filed against LBI and SG Cowen: Eight cases in the United States District Court for the Northern District of Ohio, six cases in the United States District Court for the Northern District of Illinois, one case in the United States District Court for the Southern District of California, and one case in the United States District

Court for the Eastern District of Wisconsin.  One group of plaintiffs that originally filed in the Northern District of Ohio voluntarily stayed the federal court proceeding and filed an NASD arbitration.  Another group of plaintiffs originally filing in the Northern District of Ohio has voluntarily stayed the federal court action and has bifurcated their claims in arbitration before the NYSE by filing a claim against LBI in the expedited arbitration process described below, and by filing a separate NYSE arbitration against Holdings.  Of the four remaining Northern District of Ohio cases, one is on appeal to the United States Court of Appeals for the Sixth Circuit as a result of the district court’s denial of defendant’s motion to compel arbitration, and the three that remain pending before the district court are subject to motions to compel arbitration.

Two of the cases originally filed in the United States District Court for the Northern District of Illinois have been stayed pending arbitration before the NASD by agreement of the parties, and a third was stayed pending arbitration and subsequently settled.  An additional seven arbitrations have been filed including four proceeding in the expedited arbitration process before the NYSE, and three before the NASD.  Of these arbitrations, one before the NYSE and one before the NASD have been settled in principle.  The case filed in United States District Court for the Southern District of California, four of the cases that had been filed in the United States District Court for the Northern District of Illinois, and one of the cases filed before the NYSE, have been settled.  The case pending in the Eastern District of Wisconsin is currently subject to a motion to compel arbitration.  A similar motion was previously denied in that matter; however, that decision was reversed by the United States Court of Appeals for the Seventh Circuit.

Generally speaking, the remaining complaints, amended complaints and statements of claim allege violations of federal securities laws, violations of state and “blue sky” laws, civil conspiracy, and common law claims for fraud, promissory estoppel, negligent and reckless failure to supervise and breach of fiduciary duty.  On the whole, plaintiffs seek compensatory and punitive damages, pre- and post-judgment interest, attorneys’ fees and costs, an accounting and, in some instances, treble damages.  One of the NYSE arbitrations is scheduled to go to a hearing in February of 2004, and one of the NASD arbitrations is scheduled to go to a hearing in October 2004.

In August 2003, LBI entered into settlements relating to the Gruttadauria matter with the SEC, the NYSE and the Division of Securities of the Department of Commerce of the State of Ohio (the “Ohio Securities Division”), as follows:

Without admitting or denying any allegations or findings, LBI consented to the entry of an order by the SEC in which the SEC accepted LBI’s Offer of Settlement and found that LBI violated the Exchange Act and rules thereunder in that LBI failed to reasonably supervise Gruttadauria during the 15-month period that LB employed him and failed to maintain complete and accurate books and records.  Pursuant to the order, LBI was required to pay $2.5 million, half of which was paid to the U.S. Treasury in August 2003, and half was paid to the NYSE in October 2003.  Additionally, Lehman agreed to participate in a special expedited arbitration process for potential claimants.

Without admitting or denying any allegations or findings, LBI also entered into a Stipulation of Facts and Consent to Penalty with the NYSE in which Lehman agreed to (i) a censure; (ii) payment of the $2.5 million as described above; (iii) participate in a special expedited arbitration process for potential claimants; and (iv) undertake a review of certain firm policies, procedures, practices and supervisory systems.  In September 2003, the NYSE advised LBI that the Stipulation and Consent had become final.

Without admitting or denying any allegations or findings, LBI agreed to the issuance of an order by the Ohio Securities Division that found that LBI violated certain Ohio regulations relating to supervision and books and records and requiring that LBI promptly file with the Ohio Securities Division a copy of any reports required to be submitted to the SEC and NYSE pursuant to LBI’s settlements with those bodies.

In December 2003, LBI entered into a Non-Prosecution agreement with the Cuyahoga County Prosecutor (the county in which the Cleveland branch was located).  The agreement relates to the Prosecutor’s investigation into whether there was any violation of state law by LBI or others in connection with this matter.  Pursuant to the agreement, the Company agreed to pay $1.74 million to settle and resolve the issues that were the subject of the investigation.

IPO Fee Litigation

Harold Gillet, et al. v. Goldman Sachs & Co., et al.; Yakov Prager, et al. v. Goldman, Sachs & Co., et al.; David Holzman, et al. v. Goldman, Sachs & Co., et al.  Beginning in November 1998, four purported class actions were filed in the New York District Court against in excess of 25 underwriters of IPO securities, including LBI. Plaintiffs, alleged purchasers of securities issued in certain IPOs, seek compensatory and injunctive relief for alleged violations of the antitrust laws based on the theory that the defendants fixed and maintained fees for underwriting certain IPO securities at supra-competitive levels. In February 2001, the New York District Court granted defendants’ motion to dismiss the Consolidated Amended Complaint, concluding that the purchaser plaintiffs lacked standing under the antitrust laws to assert the claims. On appeal, the U.S. Court of Appeals for the Second Circuit reversed and remanded the case to the New York District Court for further proceedings, including potential dismissal of the claims based on additional arguments raised in the motion to dismiss.

In Re Issuer Plaintiff Initial Public Offering Fee Antitrust Litigation.  In April 2001, the New York District Court consolidated four actions pending before the court brought by bankrupt issuers of IPO securities against more than 20 underwriter defendants (including LBI). In July 2001, the plaintiffs filed a consolidated class action complaint seeking unspecified compensatory damages and injunctive relief for alleged violations of the antitrust laws based on the theory that the defendant underwriters fixed and maintained fees for underwriting certain IPO securities at supra-competitive levels. Two of the four original plaintiffs subsequently withdrew their claims.

Island Venture Corporation, et al. v. Lehman Brothers Inc. and Lehman Brothers Securities Asia, Ltd.

In February 2001, Island Venture Corporation, Continental Resources Corporation, Recola Investment Corporation, Grand Concord Corporation and Goodwell Industrial Corporation filed a First Amended Complaint in the United States District Court for the District of New Jersey against LBI and Lehman Brothers Securities Asia Limited. In July 2001, plaintiffs filed a Second Amended Complaint. The complaint arises in connection with the plaintiffs’ purchase of various promissory notes issued by Indonesian companies in 1997 and upon which the issuers have defaulted. It also asserts claims relating to an alleged unauthorized liquidation for $8.5 million of a $10 million Asia Investment Grade Default Note (‘‘Basket Note’’) issued by Lehman Brothers Holdings Plc. The complaint seeks rescission and damages under various common law theories of mutual mistake, breach of contract, breach of fiduciary duty, negligence, negligent misrepresentation and constructive fraud, as well as asserting claims under Section 10(b) of the Exchange Act. The plaintiffs seek to recover damages of approximately $60 million on all the notes they purchased and the difference between the liquidation price and the face value of the Basket Note plus lost interest payments.  In December 2003, the parties agreed to a settlement of this matter, and it was dismissed.

Juan Pablo Rodriguez, et al v. Lehman Brothers Inc.

In October 2003, LBI was served with a Statement of Claim in arbitration before the NASD, in which the claimants allege that unsuitable trades recommended by Lehman Brothers led to investment losses of approximately $60 million in the claimants’ account.   Additional causes of action set forth in the Statement of Claim include churning, SEC rule and federal and state statute violations, breach of contract, breach of fiduciary duty, common law fraud, negligent supervision, negligence and gross negligence.

Metricom Securities Litigation

In August 2002, an amended complaint was filed in the United States District Court for the Northern District of California captioned In re Metricom Securities Litigation.  The action is brought on behalf of a purported class of investors who purchased the common stock of Metricom, Inc., during the period from June 21, 1999, to July 2, 2001. Plaintiffs name various officers, directors and selling shareholders of Metricom, along with LBI as lead underwriter and the four other co-managing underwriters of an offering of Metricom common stock in February 2000. The underwriters are contractually entitled to customary indemnification from Metricom in connection with the offering, but prior to the commencement of this action, Metricom filed for bankruptcy protection.   The February 2000 offering raised approximately $500 million, of which Lehman’s underwriting share was 28.5%.  Against the underwriters, plaintiffs allege violations of Sections 11 and 12(2) of the Securities Act and of Section 10(b) of the

Exchange Act. The complaint alleges that the prospectus and registration statement for the offering failed to disclose material facts concerning, among other things, Metricom’s flawed business plan and marketing strategy. The complaint seeks class action status, unspecified damages and costs.

In May 2003 the court dismissed that complaint.  In July 2003, plaintiffs filed a second amended complaint that drops claims against the underwriters under the Exchange Act but realleges claims against them under the Securities Act.

Mirant Securities Litigation

In November 2002, an amended complaint was filed in the United States District Court for the Northern District of Georgia, Atlanta Division, captioned In re Mirant Corporation Securities Litigation.  The action is brought on behalf of a purported class of investors who purchased the securities of Mirant Corporation during the period from September 26, 2000 and September 5, 2002.  Plaintiffs name Mirant, various officers and directors, Mirant’s former parent, The Southern Company, along with its officers and directors, LBI, as a member of the underwriting syndicate, and eleven other underwriters of Mirant’s IPO of common stock in September  2000.  The underwriters are contractually entitled to customary indemnification from Mirant, but Mirant filed for bankruptcy protection in July 2003.  The IPO raised approximately $1.467 billion, of which Lehman’s underwriting share was 9%.  Against the underwriters, plaintiffs allege violations of Section 11 of the Securities Act.  The complaint alleges that the prospectus and registration statement for the offering contained false and misleading statements or failed to disclose material facts concerning, among other things, Mirant’s alleged misconduct in energy markets in the State of California, the accounting for Mirant’s interest in a United Kingdom-based company, Western Power Distribution, and other accounting issues.  The complaint seeks class action certification, unspecified damages and costs.  In November 2003, the Court overseeing the Mirant bankruptcy stayed the litigation for at least six months.

WorldCom Litigation

LBI and other underwriters of WorldCom, Inc. bonds in several offerings issued in 1997, 1998, 2000 and 2001 (the “Offerings”) have been named as defendants in multiple lawsuits alleging that the offering materials were false and misleading.  Most of these actions also name as defendants WorldCom’s present or former officers and/or directors and/or WorldCom’s outside accounting firm.  LBI underwrote $915 million principal amount of bonds in the 1998 Offering of a total of $6.1 billion and $375 million principal amount of bonds in the 2000 Offering of a total of $5 billion.  (LBI did not participate in the 1997 and 2001 Offerings nor in a December 2000 private placement which is also the subject of certain lawsuits.)  The underwriters are contractually entitled to customary indemnification from WorldCom in connection with the various offerings, but WorldCom has filed for bankruptcy protection.

In re WorldCom Inc. Securities Litigation is the result of the consolidation of cases commenced in and/or transferred to the New York District Court.  In October 2003 it was certified as a class action, on behalf of investors who allegedly purchased or acquired WorldCom securities between April 29, 1999 and June 25, 2002, including notes issued in the 2000 Offering and 2001 Offering.  The consolidated action alleges violations of Section 11 and Section 12(a)(2) of the Securities Act against the underwriters.  A corrected amended complaint was filed in December 2003.  Plaintiffs seek unspecified compensatory damages, among other things.  The deadline for class members to opt-out of the class is February 20, 2004.  A trial date has been set for January 2005.

Individual Actions.  In addition to the class action, 53 individual actions asserting federal securities claims and/or state and common law claims based on the Offerings have also been filed naming LBI and/or Holdings as a defendant.  Plaintiffs in these actions seek, among other things, rescission, compensatory and/or punitive damages and generally assert claims under Section 11 of the Securities Act, and in some instances, state common law.    Most of these actions were filed in state courts but were removed to federal court as “related to” WorldCom’s bankruptcy.  With the exception of the remanded actions listed below, each of these actions has been or is expected to be transferred to the New York District Court by the Judicial Panel for Multidistrict Litigation for consolidated pre-trial proceedings with the class action discussed above.

In January 2004, the Second Circuit Court of Appeals agreed to hear an appeal of whether certain of these actions should be remanded to the state courts.

In November 2003, the New York District Court issued an order in one of the individual actions (State of Alaska Dep’t of Revenue v. Citigroup, Inc.) dismissing as time-barred Securities Act claims brought after June 2003 (one year after WorldCom announced its need for a restatement of its financials) and before the October 24, 2003 decision certifying the class; Securities Act claims based on the 1998 Offering and a December 2000 private placement; and dismissing all claims against underwriter and director defendants added by amendment after June 2003.  The New York District Court requested that defendants file motions to dismiss other claims and/or actions pursuant to the November order, and they have done so in each case described below where such motion would be appropriate.  The New York District Court granted these motions but qualified the decision with another ruling that permits an individual action plaintiff to voluntarily dismiss his or her action on the condition that he or she pursue only class action claims as a member of the class.

The following individual actions, which asserted Securities Act claims and/or state and common law claims, have been commenced against LBI and/or Holdings in state court, removed and transferred to the New York District Court:

An action was commenced in October 2002 and amended in July 2003 in the Supreme Court of the State of New York, New York County, by municipal pension funds which allegedly purchased WorldCom common stock and WorldCom bonds in the principal amount of $383 million, an unspecified amount of which are alleged to be traceable to the 2000 Offering and 2001 Offering.

Two actions were commenced in the Washington Superior Court, Kings County by a state pension fund which allegedly purchased WorldCom bonds issued in the 1998 and 2001 Offerings and the 2000 Private Placement in the principal amount of approximately $162 million.

Three lawsuits were filed in November 2002 and January 2003, and were amended in July 2003, in the Superior Court of California, Los Angeles County, by county, municipal and private pension and retirement funds that allegedly purchased, respectively, approximately $157 million, $102 million and $135 million principal amount of WorldCom bonds issued in the 1998, 2000 and 2001 public offerings and a December 2000 private offering.

Two suits were filed in December 2002 in the Wisconsin Circuit Court, Dane County, and in the State of Minnesota District Court, Second Judicial District, by state and municipal pension funds, which allegedly purchased a total of approximately $133 million and $161 million, respectively, of WorldCom bonds issued in the 1998, 2000 and 2001 public offerings.

An action commenced in April 2003 and amended in September 2003 in the Superior Court of Alaska, First Judicial District at Juneau, was brought by a state agency which allegedly purchased WorldCom bonds issued in the 1998 Offering, 2000 Offering, 2000 Private Placement and 2001 Offering in the principal amount of $62.6 million.  On November 21, the New York District Court granted defendants’ motions to dismiss in part (as explained above).

An action commenced in April 2003 in the Superior Court of California, Orange County was brought by two financial institutions which allegedly purchased or retained artificially inflated WorldCom bonds issued in the 2000 Offering, 2001 Offering and other bond offerings.  Plaintiffs allege purchases in the principal amount of $34.2 million.

An action commenced in April 2003 and amended in September 2003 in the Circuit Court of Michigan, Wayne County was brought by municipal retirement systems which allegedly purchased WorldCom bonds issued in the 2000 Offering and 2001 Offering in the principal amount of $45.8 million.

An action commenced in May 2003 and amended in September 2003 in the Superior Court of Maine, Kennebec County was brought by a state retirement system which allegedly purchased WorldCom bonds issued in the 1998 Offering, 2000 Offering and 2001 Offering in the principal amount of $103 million.

An action commenced in May 2003 in the Circuit Court of Wisconsin, Milwaukee County was brought by an insurance company which allegedly purchased WorldCom bonds issued in the 1998 Offering, 2000 Offering and 2001 Offering in the principal amount of $508.5 million

An action commenced in June 2003 and amended in October 2003 in the Superior Court of California, San Francisco County was brought by an institution which allegedly purchased WorldCom bonds issued in the 1998 Offering, 2000 Offering and 2001 Offering in the principal amount of $158.6 million.

An action commenced in June 2003 in the District Court of Texas, Dallas County was brought by a financial institution which allegedly purchased WorldCom bonds issued in the 1998 Offering, 2000 Offering, 2000 Private Placement and 2001 Offering in the principal amount of $303.4 million.

An action was commenced in November 2003 in the Southern District of Mississippi was conditionally transferred to the New York District Court by the Judicial Panel on Multidistrict Litigation.  This action was brought by a non-profit corporation which allegedly purchased WorldCom bonds issued in the 1997 Offering, 1998 Offering, 2000 Offering and 2001 Offering.  It alleges losses of $65 million for debt and equity claims.

Actions originally commenced in Illinois, California and Ohio state courts which are pending in the New York District Court were amended in July 2003 to assert claims against LBI and Holdings, among others.  Plaintiffs in the Illinois and California actions commenced in July 2002 allegedly purchased WorldCom bonds totaling approximately $111 million and $1.160 billion respectively and plaintiffs in the Ohio action, commenced in September 2002, assert losses in excess of $400 million in connection with the 1998 Offering, 2000 Offering, 2001 Offering and a December 2000 private placement.

In addition, actions have been filed in federal court in Mississippi by a bank and trust company, in New York by investment funds and by state or union pension funds in state courts (which were subsequently removed) in Ohio (2), Montana, Maryland (2), New Jersey, California (2), District of Columbia (2), Idaho, Alaska (2) and Illinois (3) and in actions originally commenced by state pension funds in Illinois state court which have been amended in July 2003 while pending before the New York District Court to include LBI and Holdings as defendants; each, insofar as LBI is concerned, assert damages of less than $15 million.

Finally, fifteen actions were commenced in various Mississippi state courts between December 2002 and May 2003 by individual investors who assert claims based on various WorldCom bond offerings but who do not allege the purchase of any bonds.  The New York District Court in December2003 granted these plaintiffs’ motions to file amended complaints.

Remanded Actions.  A lawsuit was filed in January 2003 in the Chancery Court of Davidson County in Tennessee on behalf of the Tennessee Consolidated Retirement System, which allegedly purchased $60 million principal amount of WorldCom bonds issued in the 1998 and 2000 offerings (as well as $102 million in the 2001 offerings in which Lehman did not participate).  The complaint alleges violations of Section 11 of the Securities Act against LBI and Holdings.  This action was removed to the U.S. District Court for the Middle District of Tennessee; the federal district court issued a decision remanding the action to state court but stayed the remand to allow an appeal.  No appeal decision has yet been rendered.

An action brought in Illinois Circuit Court, Madison County, by a municipal retirement system which purchased approximately $62,000,000 principal amount of WorldCom bonds issued in 1998, 2000 and 2001 offerings and a December 2000 private placement.  This action, which alleges violations of the Securities Act, was removed to the U.S. District Court for the Southern District of Illinois; the district court remanded the action to state court. The underwriters have filed an appeal of the remand to the United States Court of Appeals for the Seventh Circuit. Plaintiff seeks rescission or damages, among other things.

Actions commenced by state or union pension funds have been remanded to state courts in Pennsylvania (three actions) and Alabama; each, insofar as LBI is concerned, allege violations of disclosure requirements and assert damages of less than $15 million.  The underwriters have filed preliminary objections in the Pennsylvania actions and a motion to dismiss in the Alabama action.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.                             MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The approximate number of holders of record of the Registrant’s Common Stock was 22,700 at February 13, 2004. Information concerning the market for the Registrant’s common equity, dividends and related stockholder matters is set forth under the captions “Selected Financial Data” and “Other Stockholder Information” in the 2003 Annual Report, and is incorporated herein by reference.

ITEM 6.                             SELECTED FINANCIAL DATA

The information under the captions “Selected Financial Data” and “Management’s Discussion and Analysis—Certain Factors Affecting Results of Operations” contained in the 2003 Annual Report and the information under “Item 1—Business—Forward-Looking Statements” in this Report is incorporated herein by reference.

ITEM 7.                             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations is set forth under the caption “Management’s Discussion and Analysis” in the 2003 Annual Report. Such information is incorporated herein by reference and should be read in conjunction with the Consolidated Financial Statements and the Notes thereto contained in the 2003 Annual Report.

ITEM 7A.                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information under the caption “Management’s Discussion and Analysis—Risk Management” in the 2003 Annual Report is incorporated herein by reference.

ITEM 8.                             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of the Registrant and its Subsidiaries together with the Notes thereto and the Report of Independent Auditors thereon required by this Item are contained in the 2003 Annual Report and are incorporated herein by reference.   Condensed unconsolidated financial information of Holdings and notes thereto are set forth in Schedule I beginning on Page F-2 of this Report and are incorporated herein by reference.

Holdings has issued a full and unconditional guaranty of certain outstanding and future debt securities of its wholly-owned subsidiary, LBI. Condensed consolidating financial information pursuant to Rule 3-10(c) of Regulation S-X is set forth in Note 9 in Schedule I in this Report.

ITEM 9.                             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.       CONTROLS AND PROCEDURES

Management of the Company, with the participation of the Chairman and Chief Executive Officer and the Chief Financial Officer of Holdings (its principal executive officer and principal financial officer, respectively), evaluated the Company’s disclosure controls and procedures as of the end of the fiscal year covered by this Report.

Based on that evaluation, the Chairman and Chief Executive Officer and the Chief Financial Officer have concluded that, as of the end of the fiscal year covered by this Report, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by Holdings in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by Holdings in such reports is accumulated and communicated to the Company’s management, including the Chairman and Chief Executive Officer and the Chief Financial Officer of Holdings, as appropriate to allow timely decisions regarding required disclosure.

There was no change in the Company’s internal control over financial reporting that occurred during the Registrant’s fourth fiscal quarter of 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to Directors of the Registrant is set forth under the captions “Nominees for Election as Class II Directors to Serve until the 2007 Annual Meeting of Stockholders,” “Class I Directors Whose Terms Continue until the 2005 Annual Meeting of Stockholders,” “Class III Directors Whose Terms Continue until the 2006 Annual Meeting of Stockholders,” “Committees of the Board of Directors—Audit Committee” and “—Nominating and Corporate Governance Committee” and “Other Matters—Procedures for Recommending Director Candidates to the Nominating and Corporate Governance Committee” in the Proxy Statement, and information relating to Executive Officers of the Registrant is set forth under the caption “Executive Officers of the Company” in the Proxy Statement, and is incorporated herein by reference.

Information relating to beneficial ownership reporting compliance by Directors and executive officers of the Registrant pursuant to Section 16(a) of the Exchange Act is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement, and is incorporated herein by reference.

The Company has a Code of Ethics which is applicable to all Directors, officers and employees of the Company, including the Chairman and Chief Executive Officer and the Chief Financial Officer of Holdings (its principal executive officer and principal financial and accounting officer, respectively). The Code of Ethics is available on the Corporate Governance page of the Company’s web site at www.lehman.com/shareholder/corpgov.  A copy of the Code of Ethics will be provided without charge to any person who requests it by writing to the address or telephoning the number indicated under “Available Information” on page 2.  The Company will disclose on its web site amendments to or waivers from its Code of Ethics applicable to Directors or executive officers of Holdings, including the Chairman and Chief Executive Officer and the Chief Financial Officer, in accordance with all applicable laws and regulations.

ITEM 11.               EXECUTIVE COMPENSATION

Information relating to executive compensation is set forth under the captions “Compensation of Directors,” “Compensation Committee Report on Executive Officer Compensation,” “Compensation and Benefits Committee Interlocks and Insider Participation,” “Compensation of Executive Officers” and “Performance Graph” in the Proxy Statement and is incorporated herein by reference.

ITEM 12.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information relating to security ownership of certain beneficial owners and management is set forth under the captions “Security Ownership of Principal Stockholders” and “Security Ownership of Directors and Executive Officers” in the Proxy Statement and is incorporated herein by reference.

The following table sets forth certain information as of November 30, 2003, regarding shares of common stock of Holdings authorized for issuance under equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column) (2)

Equity compensation plans approved by security holders (3)	12.9 million	$46.27	11.9 million
Equity compensation plans not approved by security holders (4)	73.9 million	$50.90	42.6 million
Total	86.8 million	$50.21	54.5 million

(1)                        These columns do not include shares of restricted stock and restricted stock units (“RSUs”), which by their nature do not have an exercise price.  In addition to shares of Holdings common stock to be issued upon the exercise of outstanding options and other rights, at November 30, 2003, there were shares of restricted stock and RSUs outstanding under the following plans:

•               Approved by the shareholders of Holdings:

Lehman Brothers 1994 Management Ownership Plan	1.0 million RSUs
Lehman Brothers 1996 Management Ownership Plan	6.3 million RSUs

•                  Not approved by the shareholders of Holdings:

Lehman Brothers Employee Incentive Plan (the “EIP”)	55.3 million RSUs
1999 Neuberger Berman Inc. Long-term Incentive Plan (the “Neuberger LTIP”)	2.4 million restricted shares and RSUs
Neuberger Berman Wealth Accumulation Plan (the “Neuberger WAP”)	0.2 million restricted shares

In connection with the Company’s acquisition of Neuberger Berman in October 2003, the Company assumed Neuberger’s obligations under the last two plans named above and the Neuberger DSIP (as defined below).  The Neuberger LTIP had been approved by Neuberger Berman’s shareholders.

Where feasible, based on market conditions and other factors, shares of common stock are repurchased in the market to offset the future delivery requirements associated with options and RSUs.  As of February 13, 2004, approximately 43,458,800 million shares have been repurchased by the Company with respect to outstanding awards and are held in the 1997 Trust Under Lehman Brothers Holdings Inc. Incentive Plans.

(2)          The various equity compensation plans provide for purchase of unrestricted stock and for issuance of awards in the form of options, performance stock units (“PSUs”), restricted stock, RSUs and/or other types of equity awards up to an aggregate maximum number of shares for each plan.  Therefore the number of shares remaining available for future issuance shown in this column includes not only options, warrants and other rights but also restricted stock, RSUs, PSUs and unrestricted stock, as further described below.

(3)          Common stock to be issued under equity compensation plans approved by security holders consists of options issued under the 1994 Management Ownership Plan and the 1996 Management Ownership Plan. As of November 30, 2003, there were remaining available for future issuance 2.1 million shares under the 1994 Management Ownership Plan and 3.9 million shares under the 1996 Management Ownership Plan (which, in both cases, may be issued as options, PSUs, RSUs and/or other types of equity awards) and 5.9 million shares under the Lehman Brothers Employee Stock Purchase Plan (the “ESPP”) (which are purchased as unrestricted stock). The ESPP is a broadly-based plan, qualified under Section 423 of the Internal Revenue Code.  The ESPP expires in June 2004, and the Company currently does not intend to renew it.

(4)          Common stock to be issued under equity compensation plans not approved by security holders consists of options issued under the Lehman Brothers Employee Incentive Plan (the “EIP”), the Neuberger LTIP, the Neuberger WAP and the 1999 Neuberger Berman Directors Stock Incentive Plan (the “Neuberger DSIP”). Shareholder approval was not required for the EIP under the then current rules of the New York Stock Exchange because it is a broadly-based plan, as a majority of the Firm’s full-time U.S. employees are eligible for awards under the plan and a majority of the awards during any three-year period are to employees who are not officers or directors.  As of November 30, 2003, there were 41.5 million shares remaining available for future issuance under the EIP, 1.1 million shares available under the Neuberger LTIP, no shares available under the Neuberger WAP, and no shares available under the Neuberger DSIP.   (The shares that remain available under the foregoing plans may be issued as options, PSUs or RSUs, restricted stock and/or other types of equity awards) .

Descriptions of the 1994 Management Ownership Plan, the 1996 Management Ownership Plan, the ESPP, the EIP the Neuberger LTIP, the Neuberger WAP and the Neuberger DSIP are contained in Note 15 of the Notes to Consolidated Financial Statements in the 2003 Annual Report and are incorporated herein by reference.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information relating to certain relationships and related transactions is set forth under the caption “Certain Transactions and Agreements with Directors and Executive Officers” in the Proxy Statement and is incorporated herein by reference.

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information relating to fees paid to the Company’s independent auditors and certain related matters is set forth under the caption “Ernst & Young LLP Fees and Services” in the Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   1.  Financial Statements:

The Financial Statements and the Notes thereto and the Report of Independent Auditors thereon incorporated by reference herein and filed as an exhibit hereto are listed on page F-1 hereof by reference to the corresponding page numbers in the 2003 Annual Report.

2.  Financial Statement Schedules:

The financial statement schedule and the notes thereto filed as a part hereof are listed on page F-1 hereof.

3.  Exhibits:

Exhibit No.
2.01

Agreement and Plan of Merger, dated as of July 21, 2003, as amended by the First Amendment to Agreement and Plan of Merger, dated as of September 22, 2003, among the Registrant, Ruby Acquisition Company and Neuberger Berman Inc. (incorporated by reference to Exhibit 2.1 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-4 (Reg. No. 333-108025) filed with the SEC on October 1, 2003)

2.02

Voting Agreement, dated as of July 21, 2003, among the Registrant and the stockholders of Neuberger Berman Inc. signatory thereto (incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 22, 2003)

3.01

Restated Certificate of Incorporation of the Registrant dated May 27, 1994 (incorporated by reference to Exhibit 3.1 to the Registrant’s Transition Report on Form 10-K for the eleven months ended November 30, 1994)

3.02

Certificate of Designations with respect to the Registrant’s 5.94% Cumulative Preferred Stock, Series C (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 13, 1998)

3.03

Certificate of Designations with respect to the Registrant’s 5.67% Cumulative Preferred Stock, Series D (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 23, 1998)

3.04

Certificate of Designations with respect to the Registrant’s Fixed/Adjustable Rate Cumulative Preferred Stock, Series E (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 30, 2000)

3.05

Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, dated April 9, 2001 (incorporated by reference to Exhibit 3.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2001)

3.06

Certificate of Designations with respect to the Registrant’s 6.50% Cumulative Preferred Stock, Series F (incorporated by reference to Exhibit 4.01 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 26, 2003)

3.07

Certificate of Designations with respect to the Registrant’s Floating Rate Cumulative Preferred Stock, Series G (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 30, 2004)

3.08	By-Laws of the Registrant, amended as of October 22, 2002 (incorporated by reference to Exhibit 3.06 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 30, 2002)
4.01

Standard multiple series indenture provisions with respect to the senior and subordinated debt securities (incorporated by reference to Exhibit 4(a) to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-3 (Reg. No. 33-16141))

4.02	Indenture with respect to senior debt securities (incorporated by reference to Exhibit 4(b to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-3 (Reg. No. 33-16141))
4.03	First Supplemental Indenture with respect to senior debt securities (incorporated by reference to Exhibit 4(m) to the Registrant’s Registration Statement on Form S-3 (Reg. No. 33-25797))
4.04	Second Supplemental Indenture with respect to senior debt securities (incorporated by reference to Exhibit 4(e) to the Registrant’s Registration Statement on Form S-3 (Reg. No. 33-49062))
4.05	Third Supplemental Indenture with respect to senior debt securities (incorporated by reference to Exhibit 4(f )to the Registrant’s Registration Statement on Form S-3 (Reg. No. 33-46146))
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
10.03 †

Lehman Brothers Holdings Inc. Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 33-12976))

10.04

Amended and Restated Agreements of Limited Partnership of Shearson Lehman Hutton Capital Partners II (incorporated by reference to Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1988)

10.05 †

Lehman Brothers Holdings Inc. 1994 Management Ownership Plan, as amended through November 19, 2002 (incorporated by reference to Exhibit 10.05 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 30, 2002)

10.06 †

Lehman Brothers Holdings Inc. 1996 Management Ownership Plan, as amended through November 19, 2002 (incorporated by reference to Exhibit 10.06 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 30, 2002)

10.07 †

Lehman Brothers Holdings Inc. Short-Term Executive Compensation Plan, as amended through February 19, 2003 (incorporated by reference to Exhibit 10.07 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 30, 2002)

10.08 †

Amended and Restated Lehman Brothers Holdings Inc. Employee Incentive Plan, as amended through February 19, 2003 (incorporated by reference to Exhibit 10.08 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 30, 2002)

10.09 †	Lehman Brothers Holdings Inc. Cash Award Plan, as amended (incorporated by reference to Exhibit 10.09 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 30, 2002)
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

10.12*†	Lehman Brothers Supplemental Retirement Plan, as amended through December 10, 2003

10.13

Purchase and Sale Agreement dated as of October 19, 2001, between MSDW 745, LLC, as seller, and LB 745 LLC, as purchaser (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 30, 2001)

10.14

Amendment to Purchase and Sale Agreement dated as of the October 19, 2001, between MSDW 745, LLC, as seller, and LB 745 LLC, as purchaser (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 30, 2001)

10.15

JV Option Agreement dated November 19, 1998, between Rock-Forty-Ninth LLC and LB 745 LLC (as assignee of MSDW 745, LLC (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 30, 2001)

10.16 †	1999 Neuberger Berman Inc. Directors Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Neuberger Berman Inc.’s Registration Statement on Form S-1 (Reg. No. 333-84525))
10.17 †

Amendment No. 1 to the 1999 Neuberger Berman Inc. Directors Stock Incentive Plan (incorporated by reference to Exhibit 10.17 to Neuberger Berman Inc.’s Annual Report on Form 10-K, for the year ended December 31, 2000)

10.18 †	1999 Neuberger Berman Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Neuberger Berman Inc.’s Registration Statement on Form S-1 (Reg. No. 333-84525))
10.19 †

Amendment No. 1 to the 1999 Neuberger Berman Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.18 to Neuberger Berman Inc.’s Annual Report on Form 10-K, for the year ended December 31, 2000)

10.20 †

Neuberger Berman Inc. Wealth Accumulation Plan, Amended and Restated as of September 1, 2000 (incorporated by reference to Exhibit 10.21 to Neuberger Berman Inc.’s Annual Report on Form 10-K, for the year ended December 31, 2000)

10.21 †

Neuberger Berman Inc. Employee Stock Purchase Plan, Amended and Restated as of September 1, 2000 (incorporated by reference to Exhibit 10.22 to Neuberger Berman Inc.’s Annual Report on Form 10-K, for the year ended December 31, 2000)

12.01*	Computations in support of ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred stock dividends
13.01*

The following portions of the Company’s 2003 Annual Report to Stockholders, which are incorporated by reference herein: “Management’s Discussion and Analysis,” “Report of Independent Auditors,” “Consolidated Financial Statements,” “Notes to Consolidated Financial Statements,” “Selected Financial Data” and “Other Stockholder Information” on pages 32 — 108.

21.01*	List of the Registrant’s Subsidiaries
23.01*	Consent of Ernst & Young LLP
24.01*	Powers of Attorney
31.01*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a)
31.02*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a)
32.01*

Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Enacted by Section 906 of the Sarbanes-Oxley Act of 2002  (This certification is being furnished in accordance with the Sarbanes-Oxley Act of 2002 and Commission Release No. 34-47551 and shall not be deemed “filed” with the Commission for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.)

32.02*

Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Enacted by Section 906 of the Sarbanes-Oxley Act of 2002  (This certification is being furnished in accordance with the Sarbanes-Oxley Act of 2002 and Commission Release No. 34-47551 and shall not be deemed “filed” with the Commission for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.)

*              Filed/furnished herewith

†                                          Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(c) of Form 10-K

(b)         The following Current Reports on Form 8-K were filed during the Registrant’s 2003 fourth fiscal quarter ended November 30, 2003:

1.             Form 8-K dated September 10, 2003, Item 7.

2.               Form 8-K dated September 16, 2003, Item  7.

3.               Form 8-K dated September 23, 2003, Items 7 and 12.

Exhibit 99.1            Press Release Relating to Earnings

Exhibit 99.2            Selected Statistical Information

(Preliminary and Unaudited)

Exhibit 99.3            Consolidated Statement of Income

Three Months Ended August 31, 2003

(Preliminary and Unaudited)

Exhibit 99.4            Consolidated Statement of Income

Nine Months Ended August 31, 2003

(Preliminary and Unaudited)

Exhibit 99.5            Segment Net Revenue Information

Three and Nine Months Ended August 31, 2003

(Preliminary and Unaudited)

4.               Form 8-K dated October 8, 2003, Item 7.

5.               Form 8-K dated October 31, 2003, Item 7.

6.               Form 8-K dated October 31, 2003, Items 5 and 7.

7.               Form 8-K dated November 6, 2003, Item 7.

8.               Form 8-K dated November 7, 2003, Item 7.

9.               Form 8-K dated November 25, 2003, Item 7.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEHMAN BROTHERS HOLDINGS INC. (REGISTRANT)

February 26, 2004	By:	/s/ DAVID GOLDFARB
David Goldfarb
Chief Financial Officer and Executive Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD S. FULD, JR.	Chief Executive Officer and	February 26, 2004
Richard S. Fuld, Jr.	Chairman of the Board of Directors (principal executive officer)

/s/ DAVID GOLDFARB	Chief Financial Officer and	February 26, 2004
David Goldfarb	Executive Vice President (principal financial and accounting officer)

/s/ MICHAEL L. AINSLIE	Director	February 26, 2004
Michael L. Ainslie

/s/ JOHN F. AKERS	Director	February 26, 2004
John F. Akers

/s/ ROGER S. BERLIND	Director	February 26, 2004
Roger S. Berlind

/s/ THOMAS H. CRUIKSHANK	Director	February 26, 2004
Thomas H. Cruikshank

/s/ CHRISTOPHER GENT	Director	February 26, 2004
Sir Christopher Gent

/s/ HENRY KAUFMAN	Director	February 26, 2004
Henry Kaufman

/s/ JOHN D. MACOMBER	Director	February 26, 2004
John D. Macomber

/s/ DINA MERRILL	Director	February 26, 2004
Dina Merrill

LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

Financial Statements	Pages
	Form 10-K	Annual Report
Report of Independent Auditors		66

Consolidated Statement of Income for the Twelve Months Ended November 30, 2003, 2002, and 2001		67

Consolidated Statement of Financial Condition at November 30, 2003 and 2002		68-69

Consolidated Statement of Changes in Stockholders’ Equity for the Twelve Months Ended November 30, 2003, 2002, and 2001		70-71

Consolidated Statement of Cash Flows for the Twelve Months Ended November 30, 2003, 2002 and 2001		72

Notes to Consolidated Financial Statements		73-106

Financial Statement Schedule

Schedule I-Condensed Financial Information of Registrant	F-2

Schedule I

LEHMAN BROTHERS HOLDINGS INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Statement of Operations

(Parent Company Only)

(In millions)

	Year Ended November 30,
	2003	2002	2001
Revenues
Interest and dividends	$2,103	$2,137	$4,162
Principal transactions and other	80	(34)	404
Total revenues	2,183	2,103	4,566
Interest expense	2,662	2,476	4,364
Net revenues	(479)	(373)	202
Equity in net income of subsidiaries	2,368	1,229	1,218
Non-interest expenses	589	188	29
September 11th (recoveries)/expenses, net	—	(108)	76
Other real estate reconfiguration charge	19	2	—

Income before taxes	1,281	774	1,315
Provision/(benefit) for income taxes	(418)	(201)	60

Net income	$1,699	$975	$1,255

Net income applicable to common stock	$1,649	$906	$1,161

See notes to condensed financial information of Registrant.

LEHMAN BROTHERS HOLDINGS INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

 Balance Sheet

(Parent Company Only)

(In millions, except for per share data)

	November 30,
	2003	2002
ASSETS
Cash and cash equivalents	$4,892	$1,980
Securities and other inventory positions owned (includes $6,118 in 2003 and $4,218 in 2002 pledged as collateral)	11,534	8,865
Due from subsidiaries	37,423	37,156
Equity in net assets of subsidiaries	12,526	8,029
Receivables and accrued interest	354	1,024
Collateralized agreements	318	2,735
Other assets	3,123	2,935
Total assets	$70,170	$62,724

LIABILITIES AND STOCKHOLDERS’ EQUITY
Commercial paper and short-term debt	$1,566	$1,567
Securities and other inventory positions sold but not yet purchased	245	416
Collateralized financing	2,358	2,266
Accrued liabilities and other payables	594	1,324
Due to subsidiaries	19,099	17,525
Long-term debt:
Senior notes	31,783	29,952
Subordinated indebtedness	1,351	732
Total liabilities	56,996	53,782

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock	1,045	700
Common stock, $0.10 par value;
Shares authorized: 600,000,000 in 2003 and 2002;
Shares issued: 294,575,285 in 2003 and 258,791,416 in 2002;
Shares outstanding: 266,679,056 in 2003 and 231,131,043 in 2002	29	25
Additional paid-in capital	6,164	3,628
Accumulated other comprehensive income (net of tax)	(16)	(13)
Retained earnings	7,129	5,608
Other stockholders’ equity, net	1,031	949
Common stock in treasury, at cost: 27,896,229 shares in 2003 and 27,660,373 shares in 2002	(2,208)	(1,955)

Total stockholders’ equity	13,174	8,942
Total liabilities and stockholders’ equity	$70,170	$62,724

See notes to condensed financial information of Registrant.

LEHMAN BROTHERS HOLDINGS INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Statement of Cash Flows

(Parent Company Only)

(In millions)

	Year Ended November 30,
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,699	$975	$1,255
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income of subsidiaries	(2,368)	(1,229)	(1,218)
Depreciation and amortization	123	100	44
Tax benefit from issuance of stock-based awards	543	347	549
Deferred tax provision (benefit)	(81)	(94)	(77)
Amortization of deferred stock compensation	625	570	544
September 11th (recoveries)/expenses	—	(108)	127
Other real estate reconfiguration charge	19	2	—
Other adjustments	—	65	59
Net change in:
Securities and other inventory positions owned	(1,709)	3,473	(2,946)
Securities and other inventory positions sold but not yet purchased	(171)	(568)	740
Collateralized agreements and collateralized financing, net	2,509	(2,366)	675
Due to/from subsidiaries, net	1,307	3,573	2,877
Other assets and liabilities, net	(588)	(934)	(847)

Net cash provided by operating activities	1,908	3,806	1,782

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	9,449	5,592	6,794
Principal payments of long-term debt	(7,962)	(6,866)	(5,313)
Proceeds from issuance of preferred stock	345	—	—
Net payments for commercial paper and short-term debt	(1)	(291)	(2,310)
Repurchases of preferred stock	—	—	(100)
Repurchases of treasury stock	(1,508)	(1,510)	(1,676)
Issuances of treasury stock	260	207	69
Dividends paid	(178)	(165)	(163)
Issuances of common stock	57	61	54

Net cash provided by (used in) financing activities	462	(2,972)	(2,645)

CASH FLOWS FROM INVESTING ACTIVITIES
Dividends received	1,238	1,085	1,252
Purchases of property, equipment and leasehold improvements, net	314	(424)	(103)
Business acquisitions, net of cash acquired	(657)	—	—
Capital contributions from / (to) subsidiaries, net	(353)	(81)	(170)

Net cash provided by investing activities	542	580	979

Net change in cash and cash equivalents	2,912	1,414	116
Cash and cash equivalents, beginning of period	1,980	566	450

Cash and cash equivalents, end of period	$4,892	$1,980	$566

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (in millions)

Interest paid totaled $2,692 in 2003, $2,444 in 2002 and $3,138 in 2001. Income taxes received totaled $1,059 in 2003, $233 in 2002 and $481 in 2001.

See notes to condensed financial information of Registrant.

LEHMAN BROTHERS HOLDINGS INC.

NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(Parent Company Only)

Note 1.  Basis of Presentation

The condensed financial statements of Lehman Brothers Holdings Inc. (“Holdings”) should be read in conjunction with the consolidated financial statements of Lehman Brothers Holdings Inc. and subsidiaries (collectively, the “Company”) and the notes thereto. Certain prior-period amounts reflect reclassifications to conform to the current period’s presentation. Equity in net assets of subsidiaries (investments in affiliates) is accounted for in accordance with the equity method of accounting.

Note 2.  Securities and Other Inventory Positions

Securities and other inventory positions owned and Securities and other inventory positions sold but not yet purchased are recorded at fair value and were comprised of the following:

(in millions) November 30	2003	2002
Securities and other inventory positions owned:
Mortgages, mortgaged-backed and real estate inventory positions	$7,251	$5,718
Derivatives and other contractual agreements	1,883	1,691
Corporate debt and other	308	722
Corporate equities	587	734
Certificates of deposit and other money market instruments	1,505	—
Total	$11,534	$8,865

Securities and other inventory positions sold but not yet purchased:
Derivatives and other contractual agreements	$234	$345
Other	11	71
Total	$245	$416

Note 3.  Securities Pledged as Collateral

Holdings enters into secured borrowing and lending transactions to finance trading inventory positions, obtain securities for settlement and meet customers’ needs.  Holdings receives collateral in connection with resale agreements.  Holdings is generally permitted to sell or repledge these securities held as collateral and use the securities to secure repurchase agreements or deliver to counterparties to cover short positions. Holdings carries secured financing agreements for financial reporting purposes on a net basis when permitted under the provisions of Financial Accounting Standards Board Interpretation No. 41, “Offsetting of Amounts Related to Certain Repurchase and Reverse Repurchase Agreements” (“FIN 41”).

At November 30, 2003 and 2002, the fair value of securities received as collateral and securities owned that have not been sold, repledged or otherwise encumbered totaled approximately $4.8 billion and $4.5 billion, respectively.  At November 30, 2003 and 2002, the gross fair value of securities received as collateral where Holdings was permitted to sell or repledge the securities was approximately $4.8 billion and $7.0 billion, respectively.  Of this collateral, approximately $1.6 billion and $0.9 billion at November 30, 2003 and 2002, respectively, has been sold or repledged, generally as collateral under repurchase agreements or to cover Securities and other inventory positions sold but not yet purchased.

Holdings also pledges its own assets, principally to collateralize certain financing arrangements.  These pledged securities, where the counterparty has the right, by contract or custom, to rehypothecate the financial instruments are classified as Securities and other inventory positions owned, pledged as collateral, in the Balance Sheet as required by Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”

The carrying value of Securities and other inventory positions owned that have been pledged or otherwise encumbered to counterparties where those counterparties do not have the right to sell or repledge was approximately $2.0 billion and $2.2 billion at November 30, 2003 and 2002, respectively.

Note 4.  Business Combination

On October 31, 2003, the Company acquired Neuberger Berman Inc. and its subsidiaries (“Neuberger”) by means of a merger into a wholly-owned subsidiary of Holdings. The Company purchased Neuberger for a net purchase price of approximately $2,788 million, including cash consideration and incidental costs of $690 million, equity consideration of $2,374 million (including 32.3 million shares of common stock, 0.3 million shares of restricted common stock and 3.5 million vested stock options) and excluding net cash and short-term investments acquired of $276 million. The Company also issued approximately 0.5 million shares of restricted common stock valued at $42 million, which is subject to future service requirements and will be amortized over the applicable service periods. The value of the common shares issued that was used to record the transaction was determined based on the average closing market price of the Company’s common shares from October 27, 2003 through October 31, 2003. The vested stock options issued were valued using the Black-Scholes option-pricing model. See Notes 6 and 15 to the Company’s Consolidated Financial Statements for additional information about the business combination and employee incentive arrangements related to the acquisition.

Note 5.  Long-Term Debt

	U.S. Dollar		Non-U.S. Dollar		Total	Total
(in millions) November 30	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	2003	2002
Senior notes
Maturing in fiscal 2003	$—	$—	$—	$—	$—	$6,189
Maturing in fiscal 2004	1,574	2,966	1,336	774	6,650	6,515
Maturing in fiscal 2005	1,970	2,181	205	907	5,263	3,842
Maturing in fiscal 2006	2,856	741	780	908	5,285	4,082
Maturing in fiscal 2007	1,545	209	772	461	2,987	2,807
Maturing in fiscal 2008	3,578	773	21	527	4,899	1,147
December 1, 2008 and thereafter	5,650	436	77	536	6,699	5,370

Senior notes	17,173	7,306	3,191	4,113	31,783	29,952

Subordinated indebtedness
December 1, 2008 and thereafter	1,351	—	—	—	1,351	732

Total	$18,524	$7,306	$3,191	$4,113	$33,134	$30,684

Of Holdings’ long-term debt outstanding at November 30, 2003, $625 million is repayable prior to maturity at the option of the holder, at par value. These obligations are reflected in the above table at their put dates, in fiscal 2004, rather than at their contractual maturities, which range from fiscal 2004 to fiscal 2026. In addition, $4,371 million of Holdings' long-term debt is redeemable prior to maturity at the option of the Company under various terms and conditions. These obligations are reflected in the above table at their contractual maturity dates.

At November 30, 2003, Holdings’ U.S. dollar and non-U.S. dollar debt portfolio included approximately $1,895 million and $998 million, respectively, of debt for which the interest rates and/or redemption values have been linked to the performance of various indices, including industry baskets of stocks, commodities or events. Generally, such notes are issued as floating rate notes or the interest rates on such index notes are effectively converted to floating rates based primarily on LIBOR through the use of interest rate, currency swaps and equity swaps.

At November 30, 2003 and 2002, Subordinated indebtedness includes $1,310 and $710 million, which has been classified as “Preferred securities subject to mandatory redemption” in the Company’s Consolidated Statement of

Financial Condition.

End User Derivative Activities

Holdings uses a variety of derivative products including interest rate, currency and equity swaps as an end-user to modify the interest rate characteristics of its long-term debt portfolio.  Holdings uses interest rate swaps to convert a substantial portion of Holdings’ fixed rate debt to floating interest rates to more closely match the terms of assets being funded and to minimize interest rate risk.  In addition, Holdings uses cross-currency swaps to hedge its exposure to foreign currency risk as a result of its non-U.S. dollar debt obligations, after consideration of non-U.S. dollar assets that are funded with long-term debt obligations in the same currency.  In certain instances, two or more derivative contracts may be used by Holdings to manage the interest rate nature and/or currency exposure of an individual long-term debt issuance.

At November 30, 2003 and 2002, the notional values of end-user derivatives related to long-term debt obligations were approximately $41.1 billion and $37.7 billion, respectively.  In addition, end-user derivative activities resulted in the following changes to the mix of fixed and floating rate debt and effective weighted-average rates of interest:

	Long-Term Debt		Weighted-Average (1)
(in millions) November 30, 2003	Before End User Activities	After End User Activities	Contractual Interest Rate	Effective Rate After End User Activities
U.S. dollar obligations
Fixed rate	$18,524	$1,055
Floating rate	7,306	28,871
Total U.S. dollar	25,830	29,926	4.95%	1.88%
Non-U.S. dollar obligations	7,304	3,208

Total	$33,134	$33,134	4.62%	1.93%

	Long-Term Debt		Weighted-Average (1)
(in millions) November 30, 2002	Before End User Activities	After End User Activities	Contractual Interest Rate	Effective Rate After End User Activities
U.S. dollar obligations
Fixed rate	$17,212	$1,213
Floating rate	6,749	25,732
Total U.S. dollar	23,961	26,945	5.41%	2.36%
Non-U.S. dollar obligations	6,723	3,739

Total	$30,684	$30,684	5.03%	2.45%

(1)   Weighted-average interest rates were calculated utilizing non-U.S. dollar interest rates, where applicable.

In March 2002, Holdings issued $575 million of floating rate convertible notes.  These notes bear interest at a variable rate of three-month LIBOR minus 90 basis points per annum (subject to adjustment in certain events) and mature on April 1, 2022.  The notes will also bear a specified additional amount of contingent interest during any quarterly interest period following a quarterly interest period in which the average trading price of the notes is above specified levels.  The notes are convertible at $96.10 per share (resulting in approximately 6 million shares), in certain circumstances, including (i) Holdings’ common stock trading above $120.125 for a specified number of trading days, (ii) the trading price of the notes declining to certain levels, (iii) a significant downgrade in the ratings of the notes below a specified level, (iv) the notes being called for redemption and (v) certain other events.  Holdings has the option to redeem the notes for cash on or after April 1, 2004.  The holders of the notes may cause Holdings to repurchase the notes at par on April 1, 2004, 2007, 2012 or 2017.  Holdings may elect to pay the repurchase price in cash, common stock or a combination of cash and common stock.  The holders of the notes may also cause Holdings to repurchase the notes for cash upon a change in control.

Note 6.  Commitments and Contingencies

Holdings guaranteed certain senior notes and subordinated indebtedness issued by subsidiaries totaling $11,869 million and $8,352 million at November 30, 2003 and 2002, respectively. In addition, Holdings guarantees certain liquidity facilities and it guarantees certain of its subsidiaries’ derivative and other obligations. Holdings also guarantees all the obligations of certain subsidiaries and selected obligations of other subsidiaries, which obligations may be included in the amounts discussed above.

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

In addition, Holdings and subsidiaries of Holdings raise money through short- and long-term funding in capital markets, which is used to fund the operations of certain of the Company’s wholly owned subsidiaries.  Advances from Holdings to affiliates were approximately $32.6 billion and $30.2 billion at November 30, 2003 and 2002, respectively.  In addition, Holdings had advances from subsidiaries aggregating $12.4 billion and $7.5 billion at November 30, 2003 and 2002, respectively.

At November 30, 2003 and 2002, Holdings has $4.2 billion and $6.6 billion, respectively, of securities purchased under agreements to resell.  In addition, at November 30, 2003 and 2002, Holdings has $6.7 billion and $10.0 billion, respectively of securities sold under agreements to repurchase with Related Parties.  Securities purchased under agreements to resell and securities sold under agreements to repurchase with Related Parties are included in Due from subsidiaries and Due to subsidiaries, respectively, in the Balance Sheet.

Holdings has $0.3 billion of Senior notes with a Related Party at November 30, 2003 and 2002.  Holdings also has borrowings from Related Parties classified as subordinated indebtedness of approximately $1.4 billion and $0.7 billion at November 30, 2003 and 2002, respectively, with various repayment terms.  Additionally, at November 30, 2003 and 2002 the Company had $1.9 billion and $1.6 billion, included within Derivatives and other contractual agreements owned, respectively, and $0.2 billion and $0.3 billion included within Derivatives and other contractual agreements sold but not yet purchased, respectively, with Related Parties.

Holdings believes amounts arising through related party transactions, including those allocated expenses referred to above, are reasonable and approximate the amounts that would have been recorded if Holdings operated as an unaffiliated entity.

Dividends declared to Holdings by its subsidiaries and affiliates were $1,238 million in 2003, $1,085 million in 2002 and $1,252 million in 2001.

Certain covenants contained in various debt agreements may restrict Holdings’ ability to withdraw capital from its regulated subsidiaries, which in turn could limit its ability to pay dividends to shareholders.  At November 30, 2003, approximately $5.8 billion of net assets of subsidiaries were restricted as to the payment of dividends to Holdings.

Note 8.  September 11 and Real Estate Reconfiguration Charges

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

During the second quarter of 2003, the Company recorded a $19 million pre-tax real estate charge ($11 million after tax).  This charge represented an adjustment of the real estate charges recognized in 2002 and reflected a continued softening in the New York metropolitan area sublease markets since the fourth quarter of 2002.

The Company expects substantially all of such facilities will be subleased by the end of 2004. During the years ended November 30, 2003, 2002, and 2001 changes in the liability, which is included in Accrued liabilities and other payables in the Balance Sheet, related to these charges were as follows:

(in millions)

Beginning Balance

September 11th Charge Before Insurance Recoveries**

Real-Estate Reconfiguration

Utilized*

Ending Balance

Year ended November 30, 2001	$—	$196	$—	$(155)	$41
Year ended November 30, 2002	41	58	2	(11)	90
Year ended November 30, 2003	90	—	19	(32)	77

*                 Net of accretions of $7 million in 2003.

**          The Company recognized insurance recoveries of $120 million and $166 million in 2001 and 2002, respectively.

Note 9. Condensed Consolidating Financial Statement Schedules

LBI, a wholly-owned subsidiary of Holdings, had approximately $1.7 billion of debt securities outstanding at November 30, 2003 that were issued in registered public offerings and were therefore subject to the reporting requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934.  Holdings has fully and unconditionally guaranteed these outstanding debt securities of LBI (and any debt securities of LBI that may be issued in the future under these registration statements), which, together with the information presented in this Note 9, allows LBI to avail itself of an exemption provided by SEC rules from the requirement to file separate LBI reports under the Exchange Act. See Note 17 to the Company’s Consolidated Financial Statements for a discussion of restrictions on the ability of Holdings to obtain funds from its subsidiaries by dividend or loan.

The following schedules set forth the Company’s condensed consolidating statement of income for the years ended November 30, 2003, 2002 and 2001, the Company’s condensed consolidating balance sheet as of November 30, 2003 and 2002, and the Company’s condensed consolidating statement of cash flows for the years ended November 30, 2003, 2002 and 2001. In the following schedules, “Holdings” refers to the unconsolidated balances of Holdings, “LBI” refers to the unconsolidated balances of Lehman Brothers Inc. and “Other Subsidiaries” refers to the combined balances of all other subsidiaries of Holdings.  “Eliminations” represents the adjustments necessary to (a) eliminate intercompany transactions and (b) eliminate the Company’s investments in subsidiaries.

Condensed Consolidating Statement of Income for the Year Ended November 30, 2003

(in millions)

Holdings

LBI

Other Subsidiaries

Eliminations

Total

Net revenues	$(479)	$4,901	$4,225	$—	$8,647
Equity in net income of subsidiaries	2,368	205	—	(2,573)	—
Total non-interest expenses	608	3,306	2,197	—	6,111
Income before taxes and dividends on preferred securities subject to mandatory redemption	1,281	1,800	2,028	(2,573)	2,536
Provision (benefit) for income taxes	(418)	617	566	—	765
Dividends on preferred securities subject to mandatory redemption	—	—	72	—	72
Net income	$1,699	$1,183	$1,390	$(2,573)	$1,699

Condensed Consolidating Statement of Income for the Year Ended November 30, 2002

(in millions)

Holdings

LBI

Other Subsidiaries

Eliminations

Total

Net revenues	$(373)	$3,174	$3,354	$—	$6,155
Equity in net income of subsidiaries	1,229	261	—	(1,490)	—
Total non-interest expenses	82	2,515	2,159	—	4,756
Income before taxes and dividends on preferred securities subject to mandatory redemption	774	920	1,195	(1,490)	1,399
Provision (benefit) for income taxes	(201)	180	389	—	368
Dividends on preferred securities subject to mandatory redemption	—	—	56	—	56
Net income	$975	$740	$750	$(1,490)	$975

Condensed Consolidating Statement of Income for the Year Ended November 30, 2001

(in millions)

Holdings

LBI

Other Subsidiaries

Eliminations

Total

Net revenues	$202	$3,728	$2,806	$—	$6,736
Equity in net income of subsidiaries	1,218	199	—	(1,417)	—
Total non-interest expenses	105	2,752	2,131	—	4,988
Income before taxes and dividends on preferred securities subject to mandatory redemption	1,315	1,175	675	(1,417)	1,748
Provision (benefit) for income taxes	60	320	57	—	437
Dividends on preferred securities subject to mandatory redemption	—	—	56	—	56
Net income	$1,255	$855	$562	$(1,417)	$1,255

Condensed Consolidating Balance Sheet At November 30, 2003

(in millions)

Holdings

LBI

Other Subsidiaries

Eliminations

Total

ASSETS
Cash and cash equivalents	$4,892	$159	$2,871	$—	$7,922
Cash and securities segregated and on deposit for regulatory and other purposes	—	1,920	1,180	—	3,100
Securities and other inventory positions owned	11,534	47,674	126,954	(49,122)	137,040
Collateralized agreements	318	97,166	41,328	—	138,812
Equity in net assets of subsidiaries	12,526	1,355	28,694	(42,575)	—
Receivables and other assets	3,477	12,183	20,675	(11,148)	25,187
Due from subsidiaries	37,423	36,065	191,398	(264,886)	—
Total assets	$70,170	$196,522	$413,100	$(367,731)	$312,061

LIABILITIES AND STOCKHOLDERS’ EQUITY
Commercial paper and short-term debt	$1,566	$96	$669	$—	$2,331
Securities and other inventory positions sold but not yet purchased	245	35,657	88,860	(48,880)	75,882
Collateralized financing	2,358	83,823	49,655	—	135,836
Accrued liabilities and other payables	594	15,860	34,912	(11,367)	39,999
Due to subsidiaries	19,099	52,454	184,378	(255,931)	—
Long-term debt	33,134	5,326	14,047	(8,978)	43,529
Total liabilities	56,996	193,216	372,521	(325,156)	297,577
Commitments and contingencies	—	—	—	—
Preferred securities subject to mandatory redemption	—	—	1,310	—	1,310
Total stockholders’ equity	13,174	3,306	39,269	(42,575)	13,174
Total liabilities and stockholders’ equity	$70,170	$196,522	$413,100	$(367,731)	$312,061

Condensed Consolidating Balance Sheet At November 30, 2002

(in millions)	Holdings	LBI	Other Subsidiaries	Eliminations	Total
ASSETS
Cash and cash equivalents	$1,980	$82	$1,637	$—	$3,699
Cash and securities segregated and on deposit for regulatory and other purposes	—	1,894	949	(40)	2,803
Securities and other inventory positions owned	8,865	44,461	96,324	(30,372)	119,278
Collateralized agreements	2,735	83,998	28,105	—	114,838
Equity in net assets of subsidiaries	8,029	1,160	18,505	(27,694)	—
Receivables and other assets	3,959	10,279	15,442	(9,962)	19,718
Due from subsidiaries	37,156	14,732	157,215	(209,103)	—
Total assets	$62,724	$156,606	$318,177	$(277,171)	$260,336

LIABILITIES AND STOCKHOLDERS’ EQUITY
Commercial paper and short-term debt	$1,567	$112	$690	$—	$2,369
Securities and other inventory positions sold but not yet purchased	416	38,276	60,698	(30,356)	69,034
Collateralized financing	2,266	82,439	30,001	—	114,706
Accrued liabilities and other payables	1,324	12,034	22,673	(10,134)	25,897
Due to subsidiaries	17,525	16,015	163,442	(196,982)	—
Long-term debt	30,684	4,578	15,421	(12,005)	38,678
Total liabilities	53,782	153,454	292,925	(249,477)	250,684

Commitments and contingencies	—	—	—	—	—
Preferred securities subject to mandatory redemption	—	—	710	—	710
Total stockholders’ equity	8,942	3,152	24,542	(27,694)	8,942
Total liabilities and stockholders’ equity	$62,724	$156,606	$318,177	$(277,171)	$260,336

Condensed Consolidating Statement of Cash Flows for the Year Ended November 30, 2003

(in millions)	Holdings	LBI	Other Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,699	$1,183	$1,390	$(2,573)	$1,699
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in net income of subsidiaries	(2,368)	(205)	—	2,573	—
Depreciation and amortization	123	36	156	—	315
Tax benefit from issuance of stock-based awards	543	—	—	—	543
Deferred tax provision (benefit)	(81)	(149)	64	—	(166)
Amortization of deferred stock compensation	625	—	—	—	625
Other real estate reconfiguration charge	19	31	27	—	77
Other adjustments	—	36	(62)	—	(26)
Net change in:
Cash and securities segregated and on deposit	—	(26)	(231)	(40)	(297)
Securities and other inventory positions owned	(1,709)	(3,249)	(34,848)	23,658	(16,148)
Securities and other inventory positions sold but not yet purchased	(171)	(2,619)	28,162	(18,524)	6,848
Collateralized agreements and collateralized financing, net	2,509	(11,785)	6,432	—	(2,844)
Due to/from affiliates, net	1,307	15,105	(10,230)	(6,182)	—
Other assets and liabilities, net	(588)	1,976	7,574	2,959	11,921
Net cash provided by (used in) operating activities	1,908	334	(1,566)	1,871	2,547

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	9,449	1,300	4,744	(2,110)	13,383
Principal payments of long-term debt	(7,962)	(514)	(1,900)	239	(10,137)
Proceeds from issuance of trust issued securities	—	—	600	—	600
Proceeds from issuance of preferred stock	345	—	—	—	345
Net payments for commercial paper and short-term debt	(1)	(16)	(21)	—	(38)
Payments for treasury stock purchases	(1,508)	—	—	—	(1,508)
Issuance of treasury stock	260	—	—	—	260
Dividends paid	(178)	(1,080)	(238)	1,318	(178)
Issuances of common stock	57	—	—	—	57
Net cash provided by (used in) financing activities	462	(310)	3,185	(553)	2,784

CASH FLOWS FROM INVESTING ACTIVITIES
Dividends received	1,238	80	—	(1,318)	—
Purchases of property, equipment and leasehold improvements, net	314	(12)	(753)	—	(451)
Business acquisitions, net of cash acquired	(657)	—	—	—	(657)
Capital contributions from / (to) subsidiaries, net	(353)	(15)	368	—	—
Net cash used in investing activities	542	53	(385)	(1,318)	(1,108)
Net change in cash and cash equivalents	2,912	77	1,234	—	4,223
Cash and cash equivalents, beginning of period	1,980	82	1,637	—	3,699
Cash and cash equivalents, end of period	$4,892	$159	$2,871	$—	$7,922

Condensed Consolidating Statement of Cash Flows for the Year Ended November 30, 2002

(in millions)	Holdings	LBI	Other Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$975	$740	$750	$(1,490)	$975
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in net income of subsidiaries	(1,229)	(261)	—	1,490	—
Depreciation and amortization	100	32	126	—	258
Tax benefit from issuance of stock-based awards	347	—	—	—	347
Deferred tax provision (benefit)	(94)	(139)	(437)	—	(670)
Amortization of deferred stock compensation	570	—	—	—	570
September 11th (recoveries)/expenses	(108)	—	—	—	(108)
Other real estate reconfiguration charge	2	8	118	—	128
Regulatory settlement	—	80	—	—	80
Other adjustments	65	21	6	—	92
Net change in:
Cash and securities segregated and on deposit	—	878	(392)	—	486
Securities and other inventory positions owned	3,473	(395)	8,719	(10,089)	1,708
Securities and other inventory positions sold but not yet purchased	(568)	3,715	9,280	5,277	17,704
Collateralized agreements and collateralized financing, net	(2,366)	(8,804)	(10,119)	—	(21,289)
Due to/from affiliates, net	3,573	6,386	(15,023)	5,064	—
Other assets liabilities, net	(934)	(859)	7,241	288	5,736
Net cash provided by (used in) operating activities	3,806	1,402	269	540	6,017

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	5,592	800	2,831	(808)	8,415
Principal payments of long-term debt	(6,866)	(705)	(2,426)	268	(9,729)
Net payments for commercial paper and short-term debt	(291)	(889)	(443)	—	(1,623)
Payments for treasury stock purchases	(1,510)	—	—	—	(1,510)
Issuances of treasury stock	207	—	—	—	207
Dividends paid	(165)	(1,085)	(80)	1,165	(165)
Issuance of common stock	61	—	—	—	61
Net cash provided by (used in) financing activities	(2,972)	(1,879)	(118)	625	(4,344)

CASH FLOWS FROM INVESTING ACTIVITIES
Dividends received	1,085	80	—	(1,165)	—
Purchases of property, equipment and leasehold improvements, net	(424)	(8)	(224)	—	(656)
Business acquisitions, net of cash acquired	—	—	(31)	—	(31)
Proceeds from the sale of 3 WFC	—	152	—	—	152
Capital contributions from / (to) subsidiaries	(81)	46	35	—	—
Net cash used in investing activities	580	270	(220)	(1,165)	(535)
Net change in cash and cash equivalents	1,414	(207)	(69)	—	1,138
Cash and cash equivalents, beginning of period	566	289	1,706	—	2,561
Cash and cash equivalents, end of period	$1,980	$82	$1,637	$—	$3,699

Condensed Consolidating Statement of Cash Flows for the Year Ended November 30, 2001

(in millions)	Holdings	LBI	Other Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,255	$855	$562	$(1,417)	$1,255
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in net income of subsidiaries	(1,218)	(199)	—	1,417	—
Depreciation and amortization	44	61	69	—	174
Tax benefit from issuance of stock-based awards	549	—	—	—	549
Deferred tax provision (benefit)	(77)	(139)	(427)	—	(643)
Amortization of deferred stock compensation	544	—	—	—	544
September 11th (recoveries)/expenses	127	229	—	—	356
Other adjustments	59	(2)	(58)	—	(1)
Net change in:
Cash and securities segregated and on deposit	—	(798)	(57)	—	(855)
Securities and other inventory positions owned	(2,946)	(1,257)	(13,857)	4,841	(13,219)
Securities and other inventory positions sold but not yet purchased	740	14,487	9,517	(8,699)	16,045
Collateralized agreements and collateralized financing, net	675	(381)	(523)	—	(229)
Due to/from affiliates, net	2,877	(13,523)	6,564	4,082	—
Other assets and liabilities, net	(847)	(1,208)	(1,246)	(374)	(3,675)
Net cash provided by (used in) operating activities	1,782	(1,875)	544	(150)	301

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	6,794	800	2,321	—	9,915
Principal payments of long-term debt	(5,313)	(400)	(2,287)	150	(7,850)
Proceeds from issuance of preferred stock	—	—	—	—	—
Net payments for commercial paper and short-term debt	(2,310)	351	151	—	(1,808)
Repurchases of preferred stock	(100)	—	—	—	(100)
Payments for treasury stock purchases	(1,676)	—	—	—	(1,676)
Issuances of treasury stock	69	—	—	—	69
Dividends paid	(163)	(1,052)	(200)	1,252	(163)
Issuances of common stock	54	—	—	—	54
Net cash provided by (used in) financing activities	(2,645)	(301)	(15)	1,402	(1,559)

CASH FLOWS FROM INVESTING ACTIVITIES
Dividends received	1,252	—	—	(1,252)	—
Purchases of property, equipment and leasehold improvements, net	(103)	303	(1,541)	—	(1,341)
Capital contributions from / (to) subsidiaries, net	(170)	—	170	—	—
Net cash used in investing activities	979	303	(1,371)	(1,252)	(1,341)
Net change in cash and cash equivalents	116	(1,873)	(842)	—	(2,599)
Cash and cash equivalents, beginning of period	450	2,162	2,548	—	5,160
Cash and cash equivalents, end of period	$566	$289	$1,706	$—	$2,561

EXHIBIT INDEX

Exhibit No.	Exhibit

10.12	Lehman Brothers Supplemental Retirement Plan, as amended through December 10, 2003

12.01	Computations in support of ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred stock dividends

13.01

The following portions of the Company’s 2003 Annual Report to Stockholders, which are incorporated by reference herein: “Management’s Discussion and Analysis,” “Report of Independent Auditors,” “Consolidated Financial Statements,” “Notes to Consolidated Financial Statements,” “Selected Financial Data” and “Other Stockholder Information” on pages 32 – 108.

21.01	List of the Registrant’s Subsidiaries

23.01	Consent of Ernst & Young LLP

24.01	Powers of Attorney

31.01	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a)

31.02	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a)

32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Enacted by Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Enacted by Section 906 of the Sarbanes-Oxley Act of 2002