Form 10-Q
period 2004-02-29
LEHMAN BROTHERS HOLDINGS INC
filed 2004-04-14
CIK 806085

Use these links to rapidly review the document
LEHMAN BROTHERS HOLDINGS INC. TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2004

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

        As of March 31, 2004, 276,902,199 shares of the Registrant's Common Stock, par value $0.10 per share, were outstanding.

LEHMAN BROTHERS HOLDINGS INC.

FORM 10-Q

FOR THE QUARTER ENDED FEBRUARY 29, 2004

CONTENTS

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

LEHMAN BROTHERS HOLDINGS INC.
PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

LEHMAN BROTHERS HOLDINGS INC.
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

In millions, except per share data Quarter ended February 29 and February 28,	2004	2003
Revenues
Principal transactions	$1,739	$768
Investment banking	508	366
Commissions	390	262
Interest and dividends	2,304	2,687
Asset management and other	184	17

Total revenues	5,125	4,100
Interest expense	1,981	2,389

Net revenues	3,144	1,711

Non-Interest Expenses
Compensation and benefits	1,566	873
Technology and communications	170	143
Brokerage and clearance fees	107	86
Occupancy	102	82
Professional fees	47	29
Business development	44	32
Other	57	29
Real estate related charge	19	—

Total non-interest expenses	2,112	1,274

Income before taxes and dividends on trust preferred securities	1,032	437
Provision for income taxes	338	122
Dividends on trust preferred securities	24	14

Net income	$670	$301

Net income applicable to common stock	$653	$290

Earnings per common share
Basic	$2.37	$1.20
Diluted	$2.21	$1.15

See Notes to Consolidated Financial Statements.

LEHMAN BROTHERS HOLDINGS INC.
CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
(Unaudited)

In millions	February 29, 2004	November 30, 2003
Assets
Cash and cash equivalents	$6,022	$7,922
Cash and securities segregated and on deposit for regulatory and other purposes	3,633	3,100
Securities and other inventory positions owned (includes $34,742 in 2004 and $35,679 in 2003 pledged as collateral)	147,346	137,040
Collateralized agreements:
Securities purchased under agreements to resell	81,846	87,416
Securities borrowed	61,717	51,396
Receivables:
Brokers, dealers and clearing organizations	5,848	4,875
Customers	9,789	8,809
Others	1,586	1,626
Property, equipment and leasehold improvements (net of accumulated depreciation and amortization of $1,018 in 2004 and $921 in 2003)	3,047	2,806
Other assets	3,620	3,510
Identifiable intangible assets and goodwill (net of accumulated amortization of $179 in 2004 and $166 in 2003)	3,610	3,561

Total assets	$328,064	$312,061

See Notes to Consolidated Financial Statements.

In millions, except per share data	February 29, 2004	November 30, 2003
Liabilities and Stockholders' Equity
Commercial paper and short-term debt	$3,268	$2,331
Securities and other inventory positions sold but not yet purchased	84,642	75,882
Collateralized financing:
Securities sold under agreements to repurchase	103,346	107,304
Securities loaned	14,666	13,988
Other secured borrowings	16,207	14,544
Payables:
Brokers, dealers and clearing organizations	2,625	3,067
Customers	29,930	27,666
Accrued liabilities and other payables	8,622	9,266
Long-term debt:
Senior notes	47,610	41,303
Subordinated indebtedness	3,372	2,226

Total liabilities	314,288	297,577
Commitments and contingencies
Preferred securities subject to mandatory redemption	—	1,310

Stockholders' Equity
Preferred stock	1,175	1,045
Common stock, $0.10 par value; Shares authorized: 600,000,000 in 2004 and 2003; Shares issued: 295,205,036 in 2004 and 294,575,285 in 2003; Shares outstanding: 277,235,529 in 2004 and 266,679,056 in 2003	30	29
Additional paid-in capital	5,829	6,164
Accumulated other comprehensive income (net of tax)	(17)	(16)
Retained earnings	7,734	7,129
Other stockholders' equity, net	612	1,031
Common stock in treasury, at cost: 17,969,507 shares in 2004 and 27,896,229 shares in 2003	(1,587)	(2,208)

Total stockholders' equity	13,776	13,174

Total liabilities and stockholders' equity	$328,064	$312,061

See Notes to Consolidated Financial Statements.

LEHMAN BROTHERS HOLDINGS INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

In millions Quarter ended February 29 and February 28,	2004	2003
Cash Flows from Operating Activities
Net income	$670	$301
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	110	78
Tax benefit from issuance of stock-based awards	115	69
Amortization of deferred stock compensation	154	127
Real estate related charge	19	—
Other adjustments	29	19
Net change in:
Cash and securities segregated and on deposit for regulatory and other purposes	(533)	(170)
Securities and other inventory positions owned	(9,163)	(3,733)
Securities borrowed, net of securities loaned	(9,643)	515
Other secured borrowings	1,663	(696)
Resale agreements, net of repurchase agreements	1,612	284
Receivables from brokers, dealers and clearing organizations	(973)	(2,239)
Receivables from customers	(980)	370
Securities and other inventory positions sold but not yet purchased	8,760	(4,552)
Payables to brokers, dealers and clearing organizations	(442)	1,204
Payables to customers	2,264	6,239
Accrued liabilities and other payables	(790)	(921)
Other operating assets and liabilities, net	11	506

Net cash used in operating activities	(7,117)	(2,599)

Cash Flows from Financing Activities
Proceeds from issuance of senior notes	5,937	3,620
Principal payments of senior notes	(773)	(2,130)
Proceeds from issuance of subordinated indebtedness	—	126
Principal payments of subordinated indebtedness	(227)	(3)
Issuance of common stock	19	13
Issuance of preferred stock	130	—
Net proceeds from commercial paper and short-term debt	937	805
Payments for treasury stock purchases	(627)	(274)
Issuance of treasury stock	214	29
Dividends paid	(65)	(40)

Net cash provided by financing activities	5,545	2,146

Cash Flows from Investing Activities
Purchases of property, equipment and leasehold improvements, net	(194)	(131)
Business acquisitions, net of cash acquired	(134)	(24)

Net cash used in investing activities	(328)	(155)

Net change in cash and cash equivalents	(1,900)	(608)
Cash and cash equivalents, beginning of period	7,922	3,699

Cash and cash equivalents, end of period	$6,022	$3,091

  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (in millions):
  Interest paid totaled $2,056 in 2004 and $2,423 in 2003.
  Income taxes paid totaled $231 in 2004 and $255 in 2003.

  See Notes to Consolidated Financial Statements.

LEHMAN BROTHERS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

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

        The Company's financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC") with respect to Form 10-Q and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Pursuant to such rules and regulations, certain footnote disclosures that are normally required under generally accepted accounting principles have been omitted. These consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and the notes thereto (the "2003 Consolidated Financial Statements") incorporated by reference in Holdings' Annual Report on Form 10-K for the year ended November 30, 2003 (the "Form 10-K"). The Consolidated Statement of Financial Condition at November 30, 2003 was derived from the audited consolidated financial statements.

        The consolidated financial statements are prepared in conformity with generally accepted accounting principles, which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management estimates are required in determining the valuation of inventory, particularly over-the-counter ("OTC") derivatives, certain high yield positions, private equity and other principal investments and certain mortgage, mortgage-backed and real estate inventory positions. Additionally, management estimates are required in assessing the realizability of deferred tax assets and the outcome of litigation, determining the allocation of business acquisition purchase price to goodwill and intangible assets acquired, and determining the amount of the real estate reconfiguration charges. Management believes the estimates used in preparing its financial statements are reasonable and prudent. Actual results could differ from these estimates.

        The nature of the Company's business is such that the results of any interim period may vary significantly from quarter to quarter and may not be indicative of the results to be expected for the fiscal year. Certain prior-period amounts reflect reclassifications to conform to the current period's presentation.

Consolidation Accounting Policies

        Operating Companies.    Financial Accounting Standards Board ("FASB") Interpretation No. 46, "Consolidation of Variable Interest Entities—an interpretation of ARB No. 51," ("FIN 46"), which was issued in January 2003 and subsequently revised in December 2003 ("FIN 46R") defines the criteria necessary to be considered an operating company for which the consolidation accounting guidance of Statement of Financial Accounting Standards ("SFAS") No. 94, "Consolidation of All Majority-Owned Subsidiaries," ("SFAS 94") should be applied. SFAS 94 is a control-based model and requires consolidation for those operating companies in which the Company has a controlling financial interest. The usual condition for a controlling financial interest is ownership of a majority of the voting interest in an operating company. FIN 46R classifies operating companies as either "businesses" (as defined under FIN 46R) or entities that have sufficient legal equity to absorb the entities' expected losses (presumed to require minimum 10% equity), and, in each case, for which the equity holders have substantive voting rights and participate substantively in the gains and losses of such entities. Accordingly, the Company consolidates operating companies in which it has a controlling financial interest. Operating companies in which the Company holds a non-controlling interest are accounted for under the equity method when the Company is able to exercise significant influence over the business activities of such entities. Significant influence is generally deemed to exist when the Company owns more than 20% of the voting equity of a corporation or when the Company holds at least 3% of a limited partnership interest. The cost method is applied when the ability to exercise significant influence is not present.

        Special Purpose Entities.    Special purpose entities ("SPEs") are corporations, trusts or partnerships that are established for a limited purpose. SPEs by their nature generally do not provide equity owners with significant voting powers because the SPE documents govern all material decisions. There are two types of SPEs: qualifying special purpose entities ("QSPEs") and variable interest entities ("VIEs").

        A QSPE can generally be described as an entity whose permitted activities are limited to passively holding financial assets and distributing cash flows based on pre-set terms. The Company's primary involvement with SPEs relates to securitization transactions in which transferred assets, including mortgages, loans, receivables and other assets, are sold to an SPE that qualifies as a QSPE under SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," ("SFAS 140"). Such transferred assets are repackaged into securities (i.e., securitized). In accordance with this guidance, the Company recognizes transfers of financial assets as sales provided control has been relinquished. Control is deemed to be relinquished only when all of the following conditions have been met: (i) the assets have been isolated from the transferor, even in bankruptcy or other receivership (true sale opinions are required); (ii) the transferee has the right to pledge or exchange the assets received and (iii) the transferor has not maintained effective control over the transferred assets (e.g., a unilateral ability to repurchase a unique or specific asset). In accordance with SFAS 140 the Company does not consolidate QSPEs. Rather, the Company recognizes only its retained interests in the QSPEs, if any. The Company accounts for such retained interests at fair value with changes in fair value reported in earnings. FIN 46 and FIN 46R do not alter the accounting for involvement with QSPEs.

        Certain SPEs do not meet the QSPE criteria because their permitted activities are not sufficiently limited or because the assets are not deemed qualifying financial instruments (e.g., real estate). Such SPEs are referred to as VIEs and may be used by the Company to create securities with a unique risk profile desired by investors and as a means of intermediating financial risk. In the normal course of business, the Company may establish VIEs, sell assets to VIEs, underwrite, distribute, and make a market in securities issued by VIEs, transact derivatives with VIEs, own securities or residual interests in VIEs, and provide liquidity or other guarantees to VIEs. Under FIN 46R, the Company is required to consolidate a VIE if it is deemed to be the primary beneficiary of such entity. The primary beneficiary is the party that has either a majority of the expected losses or a majority of the expected residual returns of such entity, as defined. At February 29, 2004, the Company adopted FIN 46R for substantially all VIEs in which the Company held a variable interest. The effect of adopting FIN 46R was not material to the Company's financial condition or results of operations. In accordance with the transition rules of FIN 46R, the Company will adopt FIN 46R in the 2004 second quarter as it relates to certain operating companies that are considered VIEs. The Company does not expect the adoption to have a material effect on the Company's financial condition or results of operations.

Revenue Recognition Policies

        Principal Transactions.    Securities and other inventory positions owned and Securities and other inventory positions sold but not yet purchased (both of which are recorded on a trade-date basis) are valued at market or fair value, as appropriate, with unrealized gains and losses reflected in Principal transactions in the Consolidated Statement of Income. The Company follows the American Institute of Certified Public Accountants ("AICPA") Audit and Accounting Guide, "Brokers and Dealers in Securities," (the "Guide") when determining market or fair value for financial instruments. Market value is generally determined based on listed prices or broker quotes. In certain instances, such price quotations may be deemed unreliable when the instruments are thinly traded or when the Company holds a substantial block of a particular security and the listed price is not deemed to be readily realizable. In accordance with the Guide, in these instances the Company determines fair value based on management's best estimate giving appropriate consideration to reported prices and the extent of public trading in similar securities, the discount from the listed price associated with the cost at the date of acquisition, and the size of the position held in relation to the liquidity in the market, among other factors. When the size of the Company's holding of a listed security is likely to impair the Company's ability to realize the quoted market price, the Company records the position at a discount to the quoted price reflecting the Company's best estimate of fair value. In such instances, fair value is generally determined with reference to the discount associated with the acquisition price of the security. When listed prices or broker quotes are not available, fair value is determined based on pricing models or other valuation techniques including the use of implied pricing from similar instruments. Pricing models are typically used to derive fair value based on the net present value of estimated future cash flows including adjustments, when appropriate, for liquidity, credit and/or other factors.

        Investment Banking.    Underwriting revenues and revenues for merger, acquisition advisory and related services are recognized when services for the transactions are determined to be completed. Underwriting expenses are deferred and recognized when the related revenues are recognized.

        Commissions.    Commissions primarily include fees from executing and clearing client transactions on stock, options and futures markets worldwide. These fees are recognized on a trade-date basis.

        Investment Advisory Fees.    Investment advisory fees are recorded as earned. Generally, high-net-worth and institutional clients are charged or billed quarterly based on the account's net asset value at the beginning of a quarter. Investment advisory and administrative fees earned from the Company's mutual fund business (the "Funds") are charged monthly to the Funds based on average daily net assets under management.

        Interest Revenue/Expense.    The Company recognizes contractual interest on Securities and other inventory positions owned and Securities and other inventory positions sold but not yet purchased on an accrual basis as a component of Interest and dividends revenue and Interest expense, respectively. Interest flows on derivative transactions are included as part of the mark-to-market valuation of these contracts in Principal transactions and are not recognized as a component of interest revenue or expense. The Company accounts for its secured financing activities and short- and long-term borrowings on an accrual basis with related interest recorded as interest revenue or interest expense, as applicable.

        Securities and Other Inventory Positions.    Securities and other inventory positions owned and Securities and other inventory positions sold but not yet purchased are valued at market or fair value, as appropriate, with unrealized gains and losses reflected in Principal transactions in the Consolidated Statement of Income. At February 29, 2004 and November 30, 2003 all firm-owned securities pledged to counterparties that have the right, by contract or custom, to sell or repledge the securities are classified as Securities owned (pledged as collateral) as required by SFAS 140.

Derivative Financial Instruments

        Derivatives are financial instruments whose value is based on an underlying asset (e.g., Treasury bond), index (e.g., S&P 500) or reference rate (e.g., LIBOR), and include futures, forwards, swaps, option contracts, or other financial instruments with similar characteristics. A derivative contract generally represents a future commitment to exchange interest payment streams or currencies based on the contract or notional amount or to purchase or sell other financial instruments at specified terms on a specified date. OTC derivative products are privately-negotiated contractual agreements that can be tailored to meet individual client needs and include forwards, swaps and certain options including caps, collars and floors. Exchange-traded derivative products are standardized contracts transacted through regulated exchanges and include futures and certain option contracts listed on an exchange.

        Derivatives are recorded at market or fair value in the Consolidated Statement of Financial Condition on a net-by-counterparty basis when a legal right of set-off exists and are netted across products when such provisions are stated in the master netting agreement. Derivatives are often referred to as off-balance sheet instruments because neither their notional amounts nor the underlying instruments are reflected as assets or liabilities of the Company. Instead, the market or fair values related to the derivative transactions are reported in the Consolidated Statement of Financial Condition as assets or liabilities in Derivatives and other contractual agreements, as applicable. Margin on futures contracts is included in receivables and payables from/to brokers, dealers and clearing organizations, as applicable. Changes in fair values of derivatives are recorded as Principal transactions in the Consolidated Statement of Income. Market or fair value is generally determined by either quoted market prices (for exchange-traded futures and options) or pricing models (for swaps, forwards and options). Pricing models use a series of market inputs to determine the present value of future cash flows with adjustments, as required, for credit risk and liquidity risk. Further valuation adjustments may be recorded, as deemed appropriate, for new or complex products or for positions with significant concentrations. These adjustments are integral components of the mark-to-market process. Credit-related valuation adjustments incorporate business and economic conditions, historical experience, concentrations, estimates of expected losses and the character, quality and performance of credit sensitive financial instruments.

        The Company follows the guidance under Emerging Issues Task Force ("EITF") Issue No. 02-03, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved In Energy Trading and Risk Management Activities" ("EITF 02-03") when marking to market its derivative contracts. Under EITF 02-03, recognition of a trading profit at inception of a derivative transaction is prohibited unless the fair value of that derivative is obtained from a quoted market price, supported by comparison to other observable market transactions, or based on a valuation technique incorporating observable market data.

        As an end user, the Company primarily uses derivatives to modify the interest rate characteristics of its long-term debt and secured financing activities. The Company also uses equity derivatives to hedge its exposure to equity price risk embedded in certain of its debt obligations and foreign exchange forwards to manage the currency exposure related to its net investment in non-U.S. dollar functional currency operations (collectively, "End-User Derivative Activities"). The accounting for End-User Derivative Activities is dependent on the nature of the hedging relationship. In certain hedging relationships both the derivative and the hedged item are marked to market through earnings ("fair value hedge"). In many instances, the hedge relationship is fully effective and the mark-to-market on the derivative and the hedged item offset. In other hedging relationships, the derivative is marked to market with the offsetting gains or losses recorded in Accumulated other comprehensive income, a component of Stockholders' equity, until the related hedged item is recognized in earnings ("cash flow hedge"). Certain derivatives embedded in long-term debt are bifurcated from the debt and marked to market through earnings.

        The Company principally uses fair value hedges to convert a substantial portion of the Company's fixed-rate debt and certain long-term secured financing activities to floating interest rates. Any hedge ineffectiveness in these relationships is recorded in Interest expense in the Consolidated Statement of Income. Gains or losses from revaluing foreign exchange contracts associated with hedging the Company's net investments in non-U.S. dollar functional currency operations are reported within Accumulated other comprehensive income in Stockholders' equity. Unrealized receivables/payables resulting from the mark-to-market of end-user derivatives are included in Securities and other inventory positions owned or sold but not yet purchased.

Secured Financing Activities

        Repurchase and Resale Agreements.    Securities purchased under agreements to resell and Securities sold under agreements to repurchase, which are treated as financing transactions for financial reporting purposes, are collateralized primarily by government and government agency securities and are carried net by counterparty, when permitted, at the amounts at which the securities will be subsequently resold or repurchased plus accrued interest. It is the Company's policy to take possession of securities purchased under agreements to resell. The Company monitors the market value of the underlying positions on a daily basis compared with the related receivable or payable balances, including accrued interest. The Company requires counterparties to deposit additional collateral or return collateral pledged, as necessary, to ensure the market value of the underlying collateral remains sufficient. Securities and other inventory positions owned that are financed under repurchase agreements are carried at market value with changes in market value recorded in the Consolidated Statement of Income.

        The Company uses interest rate swaps as an end user to modify the interest rate exposure associated with certain fixed-rate resale and repurchase agreements. The Company adjusts the carrying value of these secured financing transactions that have been designated as the hedged item.

        Securities Borrowed and Loaned.    Securities borrowed and securities loaned are carried at the amount of cash collateral advanced or received plus accrued interest. It is the Company's policy to value the securities borrowed and loaned on a daily basis and to obtain additional cash as necessary to ensure such transactions are adequately collateralized.

        Other Secured Borrowings.    Other secured borrowings are recorded at contractual amounts plus accrued interest.

Private Equity Investments

        The Company carries its private equity investments, including its partnership interests, at fair value based on the Company's assessment of each underlying investment.

Long-Lived Assets

        Property, equipment and leasehold improvements are recorded at historical cost, net of accumulated depreciation and amortization. Depreciation is recognized using the straight-line method over the estimated useful lives of the assets. Buildings are depreciated up to a maximum of 40 years. Leasehold improvements are amortized over the lesser of their useful lives or the terms of the underlying leases, ranging up to 30 years. Equipment, furniture and fixtures are depreciated over periods of up to 15 years. Internal use software that qualifies for capitalization under AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for

Internal Use," is capitalized and subsequently amortized over the estimated useful life of the software, generally three years, with a maximum of seven years. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. If the expected future undiscounted cash flows are less than the carrying amount of the asset, an impairment loss would be recognized to the extent the carrying value of such asset exceeded its fair value.

Identifiable Intangible Assets and Goodwill

        On December 1, 2001, the Company adopted SFAS No. 141, "Business Combinations," ("SFAS 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, intangible assets with indefinite lives and goodwill are not permitted to be amortized. Instead, these assets are evaluated at least annually for impairment. Goodwill is reduced upon the recognition of certain acquired net operating loss carryforward benefits.

Equity-Based Compensation

        SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") established financial accounting and reporting standards for equity-based employee and non-employee compensation. SFAS 123 permits companies to account for equity-based employee compensation using the intrinsic-value method prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25"), or using the fair-value method prescribed by SFAS 123. Through November 30, 2003 the Company followed APB 25 and its related interpretations to account for equity-based employee compensation. Accordingly, no compensation expense was recognized for stock option awards because the exercise price equaled or exceeded the market value of the Company's common stock on the grant date. Compensation expense for restricted stock units with future service requirements was recognized over the relevant service periods.

        Beginning in 2004, the Company adopted the fair-value method of accounting for equity-based employee awards using the prospective transition method permitted by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" ("SFAS 148"). Under this method of transition, compensation expense is recognized based on the fair value of stock options and restricted stock units granted for 2004 and future years over the related service period. Stock options granted for the years ended November 30, 2003 and before continue to be accounted for under APB 25. The adoption of SFAS 123 did not have a material effect on the Company's results of operations or financial condition in the 2004 first quarter.

        The following table illustrates the effect on net income and earnings per share for the quarters ended February 29, 2004 and February 28, 2003 if the fair-value-based retroactive method prescribed by SFAS 123 had been applied to all awards granted prior to the Company's 2004 adoption of SFAS 123.

Equity Based Compensation—Pro Forma Net Income and Earnings per Share

In millions except per share data Quarter ended February 29 and February 28,	2004	2003
Net income, as reported	$670	$301
Add: stock-based employee compensation expense included in reported net income, net of related tax effect	89	76
Deduct: stock-based employee compensation expense determined under the fair-value-based method for all awards, net of related tax effect	(130)	(112)

Pro forma net income	$629	$265

Earnings per share:
Basic, as reported	$2.37	$1.20
Basic, pro forma	$2.22	$1.05
Diluted, as reported	$2.21	$1.15
Diluted, pro forma	$2.11	$1.02

Earnings per Common Share

        The Company computes earnings per common share ("EPS") in accordance with SFAS No. 128, "Earnings per Share." Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the assumed conversion of all dilutive securities. For additional information see Notes 14 and 16 to the 2003 Consolidated Financial Statements incorporated by reference in the Form 10-K.

Income Taxes

        The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," ("SFAS 109"). The Company recognizes the current and deferred tax consequences of all transactions that have been recognized in the financial statements using the provisions of the enacted tax laws. Deferred tax assets are recognized for temporary differences that will result in deductible amounts in future years and for tax loss carry-forwards. The Company records a valuation allowance to reduce deferred tax assets to an amount that more likely than not will be realized. Deferred tax liabilities are recognized for temporary differences that will result in taxable income in future years.

Statement of Cash Flows

        The Company defines cash equivalents as highly liquid investments with original maturities of three months or less, other than those held for sale in the ordinary course of business.

Translation of Foreign Currencies

        Assets and liabilities of foreign subsidiaries having non-U.S. dollar functional currencies are translated at exchange rates at the Consolidated Statement of Financial Condition date. Revenues and expenses are translated at average exchange rates during the period. The gains or losses resulting from translating foreign currency financial statements into U.S. dollars, net of hedging gains or losses and taxes, are included in Accumulated other comprehensive income, a component of Stockholders' equity. Gains or losses resulting from foreign currency transactions are included in the Consolidated Statement of Income.

Note 2. Securities and Other Inventory Positions

        Securities and other inventory positions owned and Securities and other inventory positions sold but not yet purchased are recorded at fair value and were comprised of the following:

Securities and Other Inventory Positions

In millions	February 29, 2004	November 30, 2003
Securities and other inventory positions owned:
Mortgages, mortgage-backed and real estate inventory positions	$45,339	$38,957
Government and agencies	33,742	35,072
Derivatives and other contractual agreements	16,133	15,766
Corporate debt and other	20,669	20,069
Corporate equities	26,751	22,889
Certificates of deposit and other money market instruments	4,712	4,287

	$147,346	$137,040

Securities and other inventory positions sold but not yet purchased:
Government and agencies	$50,637	$47,556
Derivatives and other contractual agreements	12,207	11,440
Corporate debt and other	6,937	5,951
Corporate equities	14,861	10,935

	$84,642	$75,882

Note 3. Derivative Financial Instruments

        In the normal course of business, the Company enters into derivative transactions both in a trading capacity and as an end-user. The Company's derivative activities (both trading and end-user) are recorded at fair value in the Consolidated Statement of Financial Condition. Acting in a trading capacity, the Company enters into derivative transactions to satisfy the needs of its clients and to manage its own exposure to market and credit risks resulting from its trading activities (collectively, "Trading-Related Derivative Activities"). The Company records its Trading-Related Derivative Activities at fair value with realized and unrealized gains and losses recognized in Principal transactions in the Consolidated Statement of Income. As an end-user, the Company primarily enters into interest rate swap and option contracts to adjust the interest rate nature of its funding sources from fixed to floating rates and to change the index on which floating interest rates are based (e.g., Prime to LIBOR).

        The following table presents the fair value of the Company's derivatives at February 29, 2004 and November 30 2003. Assets included in the table represent unrealized gains, net of unrealized losses for situations in which the Company has a master netting agreement. Similarly, liabilities represent net amounts owed to counterparties.

Fair Value of Derivative Financial Instruments

	February 29, 2004(1)		November 30, 2003(1)
In millions
	Assets	Liabilities	Assets	Liabilities
Interest rate, currency and credit default swaps and options (including caps, collars and floors)	$8,210	$5,470	$7,602	$5,614
Foreign exchange forward contracts and options	1,734	2,027	1,807	1,982
Other fixed income securities contracts (including futures contracts, options and TBAs)	1,472	815	1,264	750
Equity contracts (including equity swaps, warrants and options)	4,717	3,895	5,093	3,094

	$16,133	$12,207	$15,766	$11,440

(1)
Amounts represent carrying value (exclusive of collateral) and do not include receivables or payables related to exchange-traded futures contracts.

        The fair value of derivative contracts at February 29, 2004 and November 30, 2003 represents the Company's receivable/payable for derivative financial instruments before consideration of collateral. Included within the $16,133 million fair value of assets at February 29, 2004 was $14,137 million related to OTC contracts and $1,996 million related to exchange-traded contracts. Included within the $15,766 million fair value of assets at November 30, 2003 was $13,567 million related to OTC contracts and $2,199 million related to exchange-traded contracts.

        The primary difference in risks between OTC and exchange-traded contracts is credit risk. OTC contracts contain credit risk for unrealized gains, net of collateral, from various counterparties for the duration of the contract. With respect to OTC contracts, the Company views its net credit exposure to third parties to be $9,678 million and $9,457 million at February 29, 2004 and November 30, 2003, respectively, representing the fair value of the Company's OTC contracts in an unrealized gain position, after consideration of collateral. Counterparties to the Company's OTC derivative products are primarily U.S. and foreign banks, securities firms, corporations, governments and their agencies, finance companies, insurance companies, investment companies and pension funds. Collateral held related to OTC contracts generally includes cash and U.S. government and federal agency securities.

        Presented below is an analysis of the Company's net credit exposure at February 29, 2004 for OTC contracts based on actual ratings made by external rating agencies or by equivalent ratings established and used by the Company's Credit Risk Management Department.

Net Credit Exposure

Counterparty Risk Rating	S&P/Moody's Equivalent	Less than 1 Year	1-5 Years	5-10 Years	Greater than 10 Years	Total Feb 2004	Total Nov 2003
1	AAA/Aaa	4%	3%	4%	4%	15%	15%
2	AA-/Aa3 or higher	13%	5%	7%	7%	32%	30%
3	A-/A3 or higher	9%	8%	5%	10%	32%	34%
4	BBB-/Baa3 or higher	4%	5%	2%	6%	17%	18%
5	BB-/Ba3 or higher	1%	-%	1%	1%	3%	2%
6	B+/B1 or lower	1%	-%	-%	-%	1%	1%

Total		32%	21%	19%	28%	100%	100%

        For a further discussion of the Company's derivative-related activities, refer to Notes 1, 3 and 9 to the 2003 Consolidated Financial Statements incorporated by reference in the Form 10-K.

Note 4. Securitizations and Other Off-Balance Sheet Arrangements

        The Company is a market leader in mortgage- and asset-backed securitizations and other structured financing arrangements. In connection with these activities, the Company uses SPEs principally for (but not limited to) the securitization of commercial and residential mortgages, home equity loans, government and corporate bonds, and lease and trade receivables. The majority of the Company's involvement with SPEs relates to securitization transactions meeting the SFAS 140 definition of a QSPE. Based on the guidance in SFAS 140, the Company does not consolidate such QSPEs. The Company derecognizes financial assets transferred in securitizations, provided it has relinquished control over such assets. The Company may retain an interest in the financial assets it securitizes ("retained interests"), which may include assets in the form of residual interests in the SPEs established to facilitate the securitization. Any retained interests are included in Securities and other inventory positions owned (principally Mortgages and mortgage-backed) in the Consolidated Statement of Financial Condition. For further information regarding the accounting for securitization transactions, refer to Note 1 to the Consolidated Financial Statements included in this Report. During the quarter ended February 29, 2004 and February 28, 2003, the Company securitized approximately $34 billion and $31 billion of financial assets, including $27 billion of residential mortgages in each period, $1 billion of commercial mortgages in each period and $6 billion and $3 billion of municipal and other asset-backed financial instruments, respectively.

        At February 29, 2004 and November 30, 2003, the Company had approximately $0.9 billion and $1.0 billion, respectively, of non-investment grade retained interests from its securitization activities (principally junior security interests in securitizations) including $0.1 billion and $0.2 billion of commercial mortgages, $0.5 billion and $0.6 billion of residential mortgages, and $0.3 billion and $0.2 billion of other asset-backed financial instruments, respectively. The Company records its trading assets at fair value, including those assets held prior to securitization, as well as any retained interests post-securitization. Mark-to-market gains or losses are recorded in Principal transactions in the Consolidated Statement of Income.

        The tables below outline the key economic assumptions used in measuring the fair value of retained interests:

February 29, 2004	Residential Mortgages	Commercial Mortgages	Municipal and Other Asset-Backed
Weighted-average life	5 years	1 year	7 years
Annual prepayment rate	4—80 CPR	0—15 CPR	0—12 CPR
Credit loss assumption	0.8—7%	2—27%	3—12%
Weighted-average discount rate	22%	17%	5%
November 30, 2003	Residential Mortgages	Commercial Mortgages	Municipal and Other Asset-Backed
Weighted-average life	4 years	1 year	7 years
Annual prepayment rate	5—90 CPR	0—15 CPR	0—12 CPR
Credit loss assumption	0.5—7%	2—27%	3—12%
Weighted-average discount rate	21%	17%	3%

        The table below outlines the sensitivity of the fair value of the retained interests to immediate 10% and 20% adverse changes in the preceding assumptions:

	February 29, 2004			November 30, 2003
In millions	Residential Mortgages	Commercial Mortgages	Municipal and Other Asset- Backed	Residential Mortgages	Commercial Mortgages	Municipal and Other Asset- Backed
Annual prepayment rate:
Impact of 10% adverse change	$4	$—	$—	$2	$—	$—
Impact of 20% adverse change	$7	$—	$—	$5	$—	$—
Credit loss assumption:
Impact of 10% adverse change	$20	$9	$8	$21	$6	$9
Impact of 20% adverse change	$39	$10	$15	$40	$6	$18
Weighted-average discount rate:
Impact of 10% adverse change	$33	$—	$16	$25	$—	$23
Impact of 20% adverse change	$57	$—	$32	$49	$—	$45

        The sensitivity analysis in the preceding table is hypothetical and should be used with caution because the stresses are performed without considering the effect of hedges, which serve to reduce the Company's actual risk. In addition, these results are calculated by stressing a particular economic assumption independent of changes in any other assumption (as required by U.S. GAAP); in reality, changes in one factor often result in changes in another factor (for example, changes in discount rates will often impact expected prepayment speeds). Further, changes in the fair value based on a 10% or 20% variation in an assumption should not be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear.

        The following table summarizes cash flows between the Company and securitization trusts:

In millions Quarter ended February 29, 2004	Residential Mortgages	Commercial Mortgages	Municipal and Other Asset-Backed
Cash flows received on retained interests	$111	$2	$46

        Substantially all of the Company's securitization activities are transacted through QSPEs, including residential and commercial mortgage securitizations. However, the Company is also actively involved with SPEs that do not meet the QSPE criteria due to their permitted activities not being sufficiently limited or because the assets are not deemed qualifying financial instruments (e.g., real estate). Examples of the Company's involvement with such SPEs include collateralized debt obligations ("CDOs"), credit-linked notes and other structured financing transactions designed to meet customers investing or financing needs.

        A CDO transaction involves the purchase by an SPE of a diversified portfolio of securities and/or loans that are then managed by an independent asset manager. Interests in the SPE (debt and equity) are sold to third party investors. The Company's role generally is limited to acting as structuring and placement agent, warehouse provider, underwriter and market maker in the related CDO securities. In a typical CDO, at the direction of a third party asset manager, the Company will temporarily warehouse securities or loans on its balance sheet pending the transfer to the SPE once the permanent financing is completed in the capital markets. At February 29, 2004, the Company did not have any significant continuing involvement in CDOs arranged by the Company other than acting as market maker (i.e., holding minority amounts of investment grade securities purchased in the secondary markets for short time periods) and, as such, the Company is not required to consolidate these SPEs. At February 29, 2004, the Company's holdings of subordinated classes in such CDO transactions were not material.

        The Company is a dealer in credit default swaps and, as such, makes a market in buying and selling credit protection on single issuers as well as on portfolios of credit exposures. One of the mechanisms used by the Company to mitigate credit risk is to enter into default swaps with SPEs, in which the Company purchases default protection. In these transactions, the SPE issues credit-linked notes to investors and uses the proceeds to invest in high quality collateral. In addition, the SPE receives a premium from the Company for assuming credit risk under the default swap. Third party investors in these SPEs are subject to default risk associated with the referenced obligations under the default swap as well as credit risk to the assets held by the SPE. The Company's maximum loss associated with its involvement with such credit-linked note transactions is the fair value of the Company's credit default swaps with such SPEs, which approximated $183 million at February 29, 2004. While this amount represents the maximum amount the Company could potentially lose on such agreements, the maximum loss is highly unlikely because the value of the underlying collateral held by the SPEs was $7.4 billion and was investment grade quality. Because the results of the Company's expected loss calculations generally demonstrate the investors in the SPE bear a majority of the entity's expected losses (because the investors assume default risk associated with both the reference portfolio and the SPE's assets), the Company generally is not deemed to be the primary beneficiary of these transactions and as such does not consolidate such SPEs.

        In addition, the Company enters into other transactions with SPEs designed to meet customers' investment and/or funding needs. For a further description of these transactions and SPE-related commitments see Note 7 to the Consolidated Financial Statements included in this Report.

Note 5. Securities Pledged as Collateral

        The Company enters into secured borrowing and lending transactions to finance trading inventory positions, obtain securities for settlement and meet customers' needs. The Company receives collateral in connection with resale agreements, securities borrowed transactions, customer margin loans and certain other loans. The Company is generally permitted to sell or repledge these securities held as collateral and use the securities to secure repurchase agreements, enter into securities lending transactions or deliver to counterparties to cover short positions. The Company carries secured financing agreements for financial reporting purposes on a net basis when permitted under the provisions of FASB Interpretation No. 41, "Offsetting of Amounts Related to Certain Repurchase and Reverse Repurchase Agreements" ("FIN 41").

        At February 29, 2004 and November 30, 2003, the fair value of securities received as collateral and securities owned that have not been sold, repledged or otherwise encumbered totaled approximately $70 billion and $67 billion, respectively. At February 29, 2004 and November 30, 2003, the gross fair value of securities received as collateral that the Company was permitted to sell or repledge was approximately $456 billion and $413 billion, respectively. Of this collateral, approximately $427 billion and $385 billion at February 29, 2004 and November 30, 2003, respectively, has been sold or repledged, generally as collateral under repurchase agreements or to cover Securities and other inventory positions sold but not yet purchased. Included in the $427 billion and $385 billion at February 29, 2004 and November 30, 2003, respectively, the Company had pledged securities, primarily fixed income, having a market value of approximately $64 billion and $56 billion, respectively, as collateral for securities borrowed having a market value of approximately $63 billion and $55 billion, respectively.

        The Company also pledges its own assets, principally to collateralize certain financing arrangements. These pledged securities, where the counterparty has the right, by contract or custom, to rehypothecate the financial instruments are classified as Securities and other inventory positions owned, pledged as collateral, in the Consolidated Statement of Financial Condition as required by SFAS 140.

        The carrying value of Securities and other inventory positions owned that have been pledged or otherwise encumbered to counterparties where those counterparties do not have the right to sell or repledge was approximately $55 billion and $47 billion at February 29, 2004 and November 30, 2003, respectively.

Note 6. Long-Term Debt

        The Company adopted FIN 46R effective February 29, 2004, which required the Company to deconsolidate trusts that issue preferred securities subject to mandatory redemption. Accordingly, at February 29, 2004, long-term debt includes $1,310 million of junior subordinated debt issued to trusts that at November 30, 2003 and prior period ends was classified as preferred securities subject to mandatory redemption. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—New Accounting Developments" and Note 12 to the 2003 Consolidated Financial Statements incorporated by reference in the Form 10-K and Note 8 to the Consolidated Financial Statements in this Report. The junior subordinated debt issued to trusts at February 29, 2004 and the preferred securities subject to mandatory redemption at the prior period ends are collectively referred to hereinafter as "junior subordinated debt." In future periods Dividends on trust preferred securities will be included in Interest expense in the Consolidated Statement of Income

        During the quarter ended February 29, 2004, the Company issued approximately $5.9 billion of long-term debt with a weighted-average maturity of 7.1 years. These issuances were primarily used to refinance current maturities of long-term debt in 2004 and to increase total capital (stockholders' equity and long-term debt, including junior subordinated debt). The Company believes total capital is useful as a measure of the Company's financial strength because it aggregates the Company's long-term funding sources.

        The Company had $1.0 billion of long-term debt ($773 million of senior notes and $227 million of subordinated indebtedness) mature during the quarter ended February 29, 2004. Long-term debt at February 29, 2004 scheduled to mature or be repayable prior to maturity at the option of the holder within one year totaled $9,668 million.

        On February 23, 2004, Lehman Brothers Holdings Capital Trust I called for redemption on March 31, 2004 all of the outstanding 13 million shares of its 8.00% Preferred Securities, Series I, liquidation amount $25.00 per share, at a redemption price of $25.00 per share, together with accrued and unpaid distributions to the redemption date. The corresponding $325 million principal amount of Holdings' junior subordinated debt issued to the Trust was redeemed at the same time.

        On March 4, 2004, the Company called for redemption on April 1, 2004 all of its outstanding floating rate convertible notes due April 1, 2022 (the "Convertible Notes") with an aggregate principal balance of $575 million at February 29, 2004, at a redemption price of par plus accrued and unpaid interest to the redemption date. All such Convertible Notes were redeemed for cash.

        On April 1, 2004, Lehman Brothers Holdings Capital Trust V sold 16 million shares of 6% Preferred Securities, Series M, liquidation amount $25.00 per share, with an expected issue date of April 22, 2004. Distributions are payable quarterly. A corresponding $400 million principal amount of junior subordinated debt will be issued by Holdings to the Trust. The Series M Preferred Securities have a mandatory redemption date of April 22, 2053, and may be redeemed at the Company's option in whole or in part on or after April 22, 2009. The Company intends to use the proceeds for general corporate purposes.

Note 7. Commitments and Contingencies

        In the normal course of business, the Company enters into various commitments and guarantees, including lending commitments to high grade and high yield borrowers, private equity investment commitments, liquidity commitments and other guarantees. In all instances, the Company marks-to-market these commitments and guarantees with changes in fair value recognized in Principal transactions in the Consolidated Statement of Income.

Lending-Related Commitments

	Total Amount of Commitment Expiration Per Period
In millions February 29, 2004	Contractual Amount	Remaining 2004	2005- 2007	2008- 2009	2010 and Thereafter
High grade(1)	$8,204	$4,313	$2,979	$912	$—
High yield(2)	3,350	746	972	535	1,097
Mortgage loans	3,834	3,834	—	—	—
Contingent acquisition facilities	2,473	2,473	—	—	—
Secured lending transactions, including forward starting resale and repurchase agreements	162,393	149,438	11,802	180	973

(1)
The Company views its net credit exposure for high grade commitments, after consideration of hedges, to be $3.1 billion.

(2)
The Company views its net credit exposure for high yield commitments, after consideration of hedges, to be $3.1 billion.

        The Company, through its high grade and high yield sales, trading and underwriting activities, makes commitments to extend credit in loan syndication transactions. The Company uses various hedging and funding strategies to actively manage its market, credit and liquidity exposures on these commitments. In addition, total commitments are not indicative of actual risk or funding requirements, as the commitments may not be drawn or fully used. These commitments and any related draw downs of these facilities typically have fixed maturity dates and are contingent on certain representations, warranties and contractual conditions applicable to the borrower. The Company defines high yield (non-investment grade) exposures as securities of or loans to companies rated BB+ or lower or equivalent ratings by recognized credit rating agencies, as well as non-rated securities or loans that, in the opinion of management, are non-investment grade.

        High grade and high yield.    The Company had commitments to investment grade borrowers of $8.2 billion ($3.1 billion after consideration of credit risk hedges) and $8.1 billion ($3.0 billion after consideration of credit risk hedges) at February 29, 2004 and November 30, 2003, respectively. The Company had commitments to non-investment grade borrowers of $3.4 billion ($3.1 billion after consideration of credit risk hedges) and $2.9 billion ($2.6 billion after consideration of credit risk hedges) at February 29, 2004 and November 30, 2003, respectively.

        Mortgage loans.    At February 29, 2004 and November 30, 2003 the Company had outstanding mortgage loan commitments of approximately $3.8 billion and $3.1 billion, respectively, including $3.6 billion and $2.6 billion of residential mortgages and $0.2 billion and $0.5 billion of commercial mortgages. These commitments require the Company to transact mortgage loans generally within 90 days at fixed and variable interest rates. The Company intends to sell such loans, once originated, through securitization.

        Contingent acquisition facilities.    The Company provided high yield contingent commitments related to acquisition financing of approximately $2.5 billion at both February 29, 2004 and November 30, 2003. The Company's intent is, and its past practice has been, to sell down significantly all the credit risk associated with these loans, if closed, through loan syndications consistent with the Company's credit facilitation framework. These commitments are not indicative of the Company's actual risk because the borrower may not complete the contemplated acquisition or, if the borrower completes the acquisition, often will raise funds in the capital markets instead of drawing on the Company's commitment. Additionally, the borrower's ability to draw is subject to there being no material adverse change in either market conditions or the borrower's financial condition, among other factors. These commitments also contain certain flexible pricing features to adjust for changing market conditions prior to closing.

        Secured lending transactions.    In connection with its financing activities, the Company had outstanding commitments under certain collateralized lending arrangements of approximately $5.8 billion and $5.0 billion at February 29, 2004 and November 30, 2003, respectively. These commitments require borrowers to provide acceptable collateral, as defined in the agreements, when amounts are drawn under the lending facilities. Advances made under these lending arrangements are typically at variable interest rates and generally provide for over-collateralization based on the borrowers' creditworthiness. In addition, at February 29, 2004, the Company had commitments to enter into forward starting, secured resale and repurchase agreements, principally secured by government and government agency collateral, of $93.6 billion and $63.0 billion, respectively, compared with $78.4 billion and $46.2 billion, respectively, at November 30, 2003.

Other Commitments and Guarantees

        In accordance with FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," ("FIN 45"), the Company is required to disclose certain guarantees, including derivative contracts, that require the Company to make payments to a counterparty based on changes in an underlying instrument or index (e.g., security prices, interest rates, and currency rates). Derivatives that meet the FIN 45 definition of a guarantee include credit default swaps, written put options, written foreign exchange options and written interest rate caps and floors. Under FIN 45, derivatives are not considered guarantees if such contracts are cash settled and the Company has no basis to determine whether it is probable the derivative counterparty held the related underlying instrument. Accordingly, when these conditions are met, the Company does not include such derivative contracts in the table below.

Other Commitments and Guarantees

		Amount of Commitment Expiration Per Period
In millions February 29, 2004	Notional/ Maximum Payout	Remaining 2004	2005- 2007	2008- 2009	2010 and Thereafter
Derivative contracts	$353,348	$61,657	$96,505	$40,049	$155,137
Municipal-securities-related liquidity commitments	5,203	3,267	105	34	1,797
Commitments and guarantees associated with other special purpose entities	2,620	640	454	595	931
Standby letters of credit	1,457	1,235	222	—	—
Private equity and other principal investment commitments	523	200	323	—	—

        Derivative contracts.    At February 29, 2004 and November 30, 2003, the maximum payout value of derivative contracts deemed to meet the FIN 45 definition of a guarantee was approximately $353 billion and $322 billion, respectively. For purposes of determining maximum payout, notional values were used; however, the Company believes the fair value of these contracts is a more relevant measure of these obligations. At both February 29, 2004 and November 30, 2003, the fair value of such derivative contracts approximated $9 billion. The Company believes the notional amounts greatly overstate the Company's expected payout. For a discussion of the valuation of derivative contracts, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Fair Value" in this Report. In addition, all amounts included above are before consideration of hedging transactions. The Company has substantially mitigated its risk on these contracts through hedges, such as other derivative contracts and/or cash instruments. The Company manages risk associated with derivative guarantees consistent with the Company's global risk management policies. The Company records derivative contracts, including those considered to be guarantees under FIN 45, at fair value with related gains/losses recognized in Principal transactions in the Consolidated Statement of Income.

        Municipal securities.    At February 29, 2004 and November 30, 2003, the Company had liquidity commitments of approximately $5.2 billion and $5.1 billion, respectively, related to trust certificates backed by investment grade municipal securities. The Company's obligations under such liquidity commitments generally are less than one year and are further limited because the Company's obligations cease if the underlying assets are downgraded below investment grade or default.

        Commitments and guarantees with SPEs.    The Company enters into certain structured financing transactions with SPEs to facilitate customers' funding needs. In this regard, the Company provided liquidity protection to SPEs of approximately $0.6 billion and $0.7 billion at February 29, 2004 and November 30, 2003, respectively. The Company's maximum loss associated with such commitments is $0.6 billion at February 29, 2004; however, the Company believes its actual risk is significantly less because these liquidity commitments are generally overcollateralized with investment grade collateral. At February 29, 2004 the liquidity provided by the Company was not deemed to represent a majority of the SPEs expected losses and as such the Company does not consolidate.

        In addition, the Company provides certain limited downside default protection to investors in SPEs. The Company's maximum loss under such commitments was approximately $2.0 billion and $1.8 billion, at February 29, 2004 and November 30, 2003, respectively. Because the investors in such SPEs bear all upside potential and significant downside variability, the Company is not deemed to be the primary beneficiary of these entities and as such does not consolidate. The Company believes its actual exposure to be significantly less than the maximum exposure disclosed because the Company's obligations are collateralized by the SPEs' assets and contain significant constraints under which such downside protection will be available.

        Standby letters of credit.    At February 29, 2004 and November 30, 2003, the Company was contingently liable for $1.5 billion and $0.9 billion, respectively, of letters of credit primarily used to provide collateral for securities and commodities borrowed and to satisfy margin deposits at option and commodity exchanges.

        Private equity and other principal investments.    At February 29, 2004 and November 30, 2003, the Company had private equity commitments of approximately $388 million and $382 million, respectively. In addition, the Company was committed to invest up to $135 million and $170 million in an energy-related principal investment at February 29, 2004 and November 30, 2003, respectively.

        Other.    In the normal course of business, the Company provides guarantees to securities clearinghouses and exchanges. These guarantees are generally required under the standard membership agreements, such that members are required to guarantee the performance of other members. To mitigate these performance risks, the exchanges and clearinghouses often require members to post collateral. The Company's obligations under such guarantees could exceed the collateral amounts posted; however, the potential for the Company to be required to make payments under such guarantees is deemed remote. In connection with certain asset sales and securitization transactions, the Company often makes representations and warranties about the assets conforming to specified guidelines. If it is later determined the underlying assets fail to conform to the specified guidelines, the Company may have an obligation to repurchase the assets or indemnify the purchaser against any losses. To mitigate these risks, to the extent the assets being securitized may have been originated by other third parties, the Company seeks to obtain appropriate representations and warranties from these third parties on acquisition of such assets.

Litigation

        In the normal course of business the Company has been named a defendant in a number of lawsuits and other legal and regulatory proceedings. Such proceedings include actions brought against the Company and others with respect to transactions in which the Company acted as an underwriter or financial advisor, actions arising out of the Company's activities as a broker or dealer in securities and commodities and actions brought on behalf of various classes of claimants against many securities firms, including the Company. Although there can be no assurance as to the ultimate outcome, the Company generally has denied, or believes it has a meritorious defense and will deny, liability in all significant cases pending against it, and it intends to defend vigorously each such case. After considering all relevant facts and established reserves, in the opinion of the Company, such litigation will not, in the aggregate, have a material adverse effect on the Company's consolidated financial position or cash flows, but may be material to the Company's operating results for any particular period, depending on the level of income for such period.

Concentrations of Credit Risk

        As a leading global investment bank, the Company is actively involved in securities underwriting, brokerage, distribution and trading. These and other related services are provided on a worldwide basis to a large and diversified group of clients and customers, including multi-national corporations, governments, emerging growth companies, financial institutions and individual investors.

        A substantial portion of the Company's securities and commodities transactions are collateralized and are executed with, and on behalf of, commercial banks and other institutional investors, including other brokers and dealers. The Company's exposure to credit risk associated with the non-performance of these customers and counterparties in fulfilling their contractual obligations pursuant to securities transactions can be directly impacted by volatile or illiquid trading markets, which may impair the ability of customers and counterparties to satisfy their obligations to the Company.

        Securities and other inventory positions owned by the Company include U.S. government and agency securities, and securities issued by non-U.S. governments, which in the aggregate, represented 10% of the Company's total assets at February 29, 2004. In addition, collateral held by the Company for resale agreements represented approximately 25% of total assets at February 29, 2004, and primarily consisted of securities issued by the U.S. government, federal agencies or non-U.S. governments. The Company's most significant industry concentration is financial institutions, which includes other brokers and dealers, commercial banks and institutional clients. This concentration arises in the normal course of the Company's business.

        Securities and other inventory positions sold but not yet purchased represent obligations of the Company to purchase the securities at prevailing market prices. Therefore, the future satisfaction of such obligations may be for an amount greater or less than the amount recorded. The ultimate gain or loss is dependent on the price at which the underlying financial instrument is purchased to settle the Company's obligation under the sale commitment.

        In the normal course of business, the Company is exposed to credit and market risk as a result of executing, financing and settling various customer security and commodity transactions. These risks arise from the potential that customers or counterparties fail to satisfy their obligations and that the collateral obtained is insufficient. In such instances, the Company may be required to purchase or sell financial instruments at unfavorable market prices. The Company seeks to control these risks by obtaining margin balances and other collateral in accordance with regulatory and internal guidelines.

        Subsidiaries of the Company, as general partner, are contingently liable for the obligations of certain public and private limited partnerships organized as pooled investment funds or engaged primarily in real estate activities. In the opinion of the Company, contingent liabilities, if any, for the obligations of such partnerships will not, in the aggregate, have a material adverse effect on the Company's consolidated financial position or results of operations.

Note 8. Preferred Securities Subject to Mandatory Redemption

        At February 29, 2004, the Company owned all the common equity of four Delaware business trusts that had issued an aggregate liquidation value of $1,310 million of preferred securities. The trusts were formed for the purpose of (a) issuing trust securities representing ownership interests in the assets of the trust; (b) investing the gross proceeds of the trust securities in junior subordinated debentures of the Company; and (c) engaging in activities necessary or incidental thereto. The preferred securities are fully and unconditionally guaranteed by the Company, based on the Company's combined obligations under a guarantee, a trust agreement and a junior subordinated debt indenture. For a description of certain restrictions on the ability of the Company to obtain funds from its subsidiaries by dividend or loan, see Note 17 to the 2003 Consolidated Financial Statements incorporated by reference in the Form 10-K.

        The Company adopted FIN 46R effective February 29, 2004, which required the Company to deconsolidate the trusts that issue preferred securities subject to mandatory redemption. Accordingly, at February 29, 2004, Subordinated indebtedness, included in Long-term debt, includes $1,310 million of junior subordinated debt issued to trusts that previously was classified as Preferred securities subject to mandatory redemption. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—New Accounting Developments" and Note 12 to the 2003 Consolidated Financial Statements incorporated by reference in the Form 10-K and Note 6 to the Consolidated Financial Statements included in this Report. In future periods Dividends on trust preferred securities will be included in Interest expense in the Consolidated Statement of Income.

Note 9. Preferred Stock

        On January 30, 2004, Holdings issued 5,200,000 Depositary Shares, each representing 1/100th of a share of Holdings' Floating Rate Cumulative Preferred Stock, Series G ("Series G Preferred Stock"), $1.00 par value, for a total of $130 million. Dividends on the Series G Preferred Stock are payable at a floating rate per annum of one-month LIBOR plus 0.75%, with a floor of 3.0% per annum. Dividends are cumulative and are payable monthly. The Series G Preferred Stock has a redemption price of $2,500 per share, together with accrued and unpaid dividends. The proportionate redemption price of each depositary share is $25.00. Holdings may redeem any or all of the outstanding shares of Series G Preferred Stock beginning on February 15, 2009. The $130 million redemption value of the shares outstanding at February 29, 2004 is classified in the Consolidated Statement of Financial Condition as a component of Preferred stock. The Series G Preferred Stock has no voting rights except as provided below or as otherwise from time to time required by law. If dividends payable on the Series G Preferred Stock or on any other equally-ranked series of preferred stock (currently the Company's Cumulative Preferred Stock, Series C, D, E and F) have not been paid for six or more quarters, whether or not consecutive, the authorized number of directors of the Company will automatically be increased by two. The holders of the Series G Preferred Stock will have the right, with holders of any other equally-ranked series of preferred stock that have similar voting rights and on which dividends likewise have not been paid, voting together as a class, to elect two directors to fill such newly-created directorships until the dividends in arrears are paid. Each share of Series G Preferred Stock will have ten votes whenever it is entitled to voting rights. The Company intends to use the proceeds for general corporate purposes. For a complete description of the terms, rights and preferences of the Series G Preferred Stock, see the Current Report on Form 8-K filed by the Company with the SEC on January 30, 2004.

Note 10. Earnings per Common Share

        Earnings per share was calculated as follows:

In millions, except for per share data Quarter ended February 29 and February 28,	2004	2003
Numerator:
Net income	$670	$301
Preferred stock dividends	(17)	(11)

Numerator for basic earnings per share—net income applicable to common stock	$653	$290

Denominator:
Denominator for basic earnings per share— weighted-average common shares	275.5	241.8
Effect of dilutive securities:
Employee stock options	16.3	9.6
Restricted stock units	2.9	1.6

Dilutive potential common shares	19.2	11.2

Denominator for diluted earnings per share—weighted-average common and dilutive potential common shares	294.7	253.0

Basic Earnings Per Share	$2.37	$1.20
Diluted Earnings Per Share	$2.21	$1.15

Note 11. Capital Requirements

        The Company operates globally through a network of subsidiaries, with several subject to regulatory requirements. In the United States, LBI and Neuberger Berman, LLC ("NBLLC"), as registered broker-dealers, are subject to SEC Rule 15c3-1, the Net Capital Rule, which requires these companies to maintain net capital of not less than the greater of 2% of aggregate debit items arising from customer transactions, as defined, or 4% of funds required to be segregated for customers' regulated commodity accounts, as defined. At February 29, 2004, LBI and NBLLC had regulatory net capital, as defined, of $1,989 million and $298 million, respectively, which exceeded the minimum requirement by $1,812 million and $278 million, respectively.

        Lehman Brothers International (Europe) ("LBIE"), a United Kingdom registered broker-dealer and subsidiary of Holdings, is subject to the capital requirements of the Financial Services Authority ("FSA") of the United Kingdom. Financial resources, as defined, must exceed the total financial resources requirement of the FSA. At February 29, 2004 LBIE's financial resources of approximately $3,555 million exceeded the minimum requirement by approximately $753 million. Lehman Brothers Japan Inc.'s Tokyo branch, a regulated broker-dealer, is subject to the capital requirements of the Financial Services Agency and, at February 29, 2004, had net capital of approximately $534 million, which was approximately $190 million in excess of the specified levels required. Lehman Brothers Bank, FSB (the "Bank"), the Company's thrift subsidiary, is regulated by the Office of Thrift Supervision ("OTS"). The Bank exceeds all regulatory capital requirements and is considered well capitalized by the OTS. Certain other non-U.S. subsidiaries are subject to various securities, commodities and banking regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. At February 29, 2004 these other subsidiaries were in compliance with their applicable local capital adequacy requirements. In addition, the Company's "AAA" rated derivatives subsidiaries, Lehman Brothers Financial Products Inc. ("LBFP") and Lehman Brothers Derivative Products Inc. ("LBDP"), have established certain capital and operating restrictions that are reviewed by various rating agencies. At February 29, 2004, LBFP and LBDP each had capital that exceeded the requirements of the rating agencies.

Note 12. Employee Benefit Plans

        The Company provides various pension plans for the majority of its employees worldwide. In addition, the Company provides certain other postretirement benefits, primarily health care and life insurance, to eligible employees. The follow tables present the components of net periodic cost/(benefit) related to these plans for the quarters ended February 29, 2004 and February 28, 2003:

Components of Net Periodic Cost/(Benefit)

					Postretirement Benefits
	U.S. Pensions		Non-U.S. Pensions
In millions Quarter ended February 29 and February 28,
	2004	2003	2004	2003	2004	2003
Service cost	$8	$6	$2	$1	$1	$—
Interest cost	12	11	4	4	1	1
Expected return on plan assets	(17)	(14)	(6)	(5)	—	—
Recognized net actuarial loss	8	7	2	2	—	—

Net periodic cost	$11	$10	$2	$2	$2	$1

        The Company does not expect to contribute to its pension plans in 2004.

Note 13. September 11th and Real Estate Reconfiguration Costs

        As a result of the September 11, 2001 terrorist attacks on the World Trade Center in New York City and a subsequent decision by the Company to reconfigure certain of its global real estate facilities, the Company established a liability for the expected losses from sub-leasing such facilities at prices lower than the prices the Company pays to its landlords. The charges related to reconfiguring global real estate were recognized in accordance with EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." See Note 21 to the 2003 Consolidated Financial Statements incorporated by reference in the Form 10-K for a complete discussion of these charges.

        In March 2004 the Company reached an agreement to exit virtually all of its lease obligations with respect to its downtown New York City location, which clarified the loss on this location. This resulted in a $19 million charge in the 2004 first quarter, and brought the balance for real estate related liabilities to an aggregate $414 million at February 29, 2004. The Company made a cash payment in the 2004 second quarter of approximately $190 million in connection with this agreement.

        During the quarter ended February 29, 2004 and the years ended November 30, 2003, 2002, and 2001 changes in the liability, which is included in Accrued liabilities and other payables in the Consolidated Statement of Financial Condition, related to these charges were as follows:

In millions	Beginning Balance	September 11th Charge Before Insurance Recoveries(2)	Real Estate Reconfiguration	Utilized(1)	Ending Balance
Year ended November 30, 2001	$—	$487	$—	$(423)	$64
Year ended November 30, 2002	64	232	128	(78)	346
Year ended November 30, 2003	346	—	77	(27)	396
Quarter ended February 29, 2004	396	—	19	(1)	414

(1)
Net of interest accretions of $17 million in 2003 and $4 million in the quarter ended February 29, 2004.

(2)
The Company recognized insurance recoveries of $360 million and $340 million in 2001 and 2002, respectively.

Note 14. Segments

        The Company operates in three segments: Investment Banking, Capital Markets and Client Services.

        The Investment Banking segment provides advice to corporate, institutional and government clients throughout the world on mergers, acquisitions and other financial matters. The segment also raises capital for clients by underwriting public and private offerings of debt and equity securities. The segment is composed of global industry groups—Communications and Media, Consumer/Retailing, Financial Institutions, Financial Sponsors, Healthcare, Industrial, Natural Resources, Power, Real Estate and Technology—that include bankers who deliver industry knowledge to meet clients' objectives. Specialized product groups within Mergers and Acquisitions and Global Finance, including Equity Capital Markets, Debt Capital Markets, Leveraged Finance and Private Placements, are partnered with global relationship managers in the global industry groups to provide comprehensive solutions for clients. Specialists in product development and derivatives also are engaged to tailor specific structures for clients.

        The Capital Markets segment includes institutional customer flow activities, research, and secondary trading and financing activities in fixed income and equity products. These products include a wide range of cash, derivative, secured financing and structured instruments. The Company is a leading global market-maker in numerous equity and fixed income products including U.S., European and Asian equities, government and agency securities, money market products, corporate high grade, high yield and emerging market securities, mortgage- and asset-backed securities and real estate, preferred stock, municipal securities, bank loans, foreign exchange, financing and derivative products. The Company is one of the largest market-makers in terms of U.S. and pan-European listed equities trading volume and maintains a major presence in over-the-counter U.S. stocks, major Asian large capitalization stocks, warrants, convertible debentures and preferred issues. The segment also includes the risk arbitrage and secured financing businesses, as well as realized and unrealized gains and losses related to private equity investments. The secured financing business manages the Company's equity and fixed income matched book activities, supplies secured financing to institutional clients and customers, and provides secured funding for the Company's inventory of equity and fixed income products.

        The Client Services segment consists of the Private Client and Asset Management business lines. Private Client generates customer-flow transactional fee revenues from high-net-worth clients and Asset Management generates fee-based revenues from customized investment management services for high-net-worth clients, as well as asset management fees from mutual fund and other institutional investors. Asset Management also generates management and incentive fees from the Company's role as general partner for private equity and alternative investment partnerships. The Company's Private Equity business operates in five major asset classes: Merchant Banking, Real Estate, Venture Capital, Fixed Income-related and Third Party Funds.

        The Company's segment information for the quarters ended February 29, 2004 and February 28, 2003 is prepared using the following methodologies:

  •
  Revenues and expenses directly associated with each segment are included in determining income before taxes.

  •
  Expenses not directly associated with specific segments are allocated based on the most relevant measures applicable, including each segment's revenues, headcount and other factors.

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

Segments

In millions	Investment Banking	Capital Markets	Client Services	Total
Quarter ended February 29, 2004
Gross revenues	$508	$4,191	$426	$5,125
Interest expense	—	1,971	10	1,981

Net revenues	508	2,220	416	3,144
Depreciation and amortization expense	11	75	24	110
Other expenses(1)	385	1,305	293	1,983

Income before taxes(1)	$112	$840	$99	$1,051

Segment assets (billions)	$1.4	$317.3	$9.4	$328.1

(1) Excludes real estate related charge of $19 million.

Quarter ended February 28, 2003
Gross revenues	$366	$3,552	$182	$4,100
Interest expense	—	2,385	4	2,389

Net revenues	366	1,167	178	1,711
Depreciation and amortization expense	16	52	10	78
Other expenses	290	773	133	1,196

Income before taxes	$60	$342	$35	$437

Segment assets (billions)	$1.5	$261.7	$5.1	$268.3

        Net revenues, if origination or trading-related, are allocated to geographic regions based on the location where the primary or secondary position was fundamentally risk managed; if fee-related, by the location of the senior coverage banker; if commission-related, by the location of the salespeople. In addition, certain revenues associated with domestic products and services that resulted from relationships with international clients and customers have been reclassified as international revenues using an allocation consistent with the Company's internal reporting.

Net Revenues by Geographic Region

In millions Quarter ended February 29 and February 28,	2004	2003
Europe	$592	$430
Asia Pacific	336	162

Total International	928	592
U.S.	2,216	1,119

Total	$3,144	$1,711

Note 15. Condensed Consolidating Financial Statement Schedules

        LBI, a wholly-owned subsidiary of Holdings, had approximately $1.5 billion of debt securities outstanding at February 29, 2004 that were issued in registered public offerings and were therefore subject to the reporting requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934. Holdings has fully and unconditionally guaranteed these outstanding debt securities of LBI (and any debt securities of LBI that may be issued in the future under these registration statements), which, together with the information presented in this Note 15, allows LBI to avail itself of an exemption provided by SEC rules from the requirement to file separate LBI reports under the Exchange Act. See Note 17 to the 2003 Consolidated Financial Statements incorporated by reference in the Form 10-K for a discussion of restrictions on the ability of Holdings to obtain funds from its subsidiaries by dividend or loan.

        The following schedules set forth the Company's condensed consolidating statement of income for the quarters ended February 29, 2004 and February 28, 2003, the Company's condensed consolidating balance sheet at February 29, 2004 and November 30, 2003, and the Company's condensed consolidating statement of cash flows for the quarters ended February 29, 2004 and February 28, 2003. In the following schedules, "Holdings" refers to the unconsolidated balances of Holdings, "LBI" refers to the unconsolidated balances of Lehman Brothers Inc. and "Other Subsidiaries" refers to the combined balances of all other subsidiaries of Holdings. "Eliminations" represents the adjustments necessary to (a) eliminate intercompany transactions and (b) eliminate the Company's investments in subsidiaries.

Condensed Consolidating Statement of Income for the Quarter Ended February 29, 2004

In millions	Holdings	LBI	Other Subsidiaries	Eliminations	Total
Net revenues	$305	$1,219	$1,620	$—	$3,144
Equity in net income of subsidiaries	755	93	—	(848)	—
Total non-interest expenses	461	821	830	—	2,112

Income before taxes and dividends on preferred securities subject to mandatory redemption	599	491	790	(848)	1,032
Provision (benefit) for income taxes	(71)	155	254	—	338
Dividends on preferred securities subject to mandatory redemption	—	—	24	—	24

Net income	$670	$336	$512	$(848)	$670

Condensed Consolidating Statement of Income for the Quarter Ended February 28, 2003

In millions	Holdings	LBI	Other Subsidiaries	Eliminations	Total
Net revenues	$21	$911	$779	$—	$1,711
Equity in net income of subsidiaries	427	36	—	(463)	—
Total non-interest expenses	183	669	422	—	1,274

Income before taxes and dividends on preferred securities subject to mandatory redemption	265	278	357	(463)	437
Provision (benefit) for income taxes	(36)	89	69	—	122
Dividends on preferred securities subject to mandatory redemption	—	—	14	—	14

Net income	$301	$189	$274	$(463)	$301

Condensed Consolidating Balance Sheet at February 29, 2004

In millions	Holdings	LBI	Other Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$3,355	$442	$2,225	$—	$6,022
Cash and securities segregated and on deposit for regulatory and other purposes	—	1,966	1,707	(40)	3,633
Securities and other inventory positions owned	12,534	44,692	158,331	(68,211)	147,346
Collateralized agreements	301	100,439	42,823	—	143,563
Equity in net assets of subsidiaries	13,727	1,398	33,569	(48,694)	—
Receivables and other assets	3,459	12,459	23,457	(11,875)	27,500
Due from subsidiaries	44,347	31,630	277,062	(353,039)	—

Total assets	$77,723	$193,026	$539,174	$(481,859)	$328,064

Liabilities and stockholders' equity
Commercial paper and short-term debt	$1,990	$438	$840	$—	$3,268
Securities and other inventory positions sold but not yet purchased	167	33,635	118,896	(68,056)	84,642
Collateralized financing	1,305	73,280	59,634	—	134,219
Accrued liabilities and other payables	1,742	14,523	37,029	(12,117)	41,177
Due to subsidiaries	21,115	62,359	255,376	(338,850)	—
Long-term debt	37,628	5,149	22,347	(14,142)	50,982

Total liabilities	63,947	189,384	494,122	(433,165)	314,288
Commitments and contingencies	—	—	—	—	—

Total stockholders' equity	13,776	3,642	45,052	(48,694)	13,776

Total liabilities and stockholders' equity	$77,723	$193,026	$539,174	$(481,859)	$328,064

Condensed Consolidating Balance Sheet at November 30, 2003

In millions	Holdings	LBI	Other Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$4,892	$159	$2,871	$—	$7,922
Cash and securities segregated and on deposit for regulatory and other purposes	—	1,920	1,180	—	3,100
Securities and other inventory positions owned	11,534	47,674	126,954	(49,122)	137,040
Collateralized agreements	318	97,166	41,328	—	138,812
Equity in net assets of subsidiaries	12,526	1,355	28,694	(42,575)	—
Receivables and other assets	3,477	12,183	20,675	(11,148)	25,187
Due from subsidiaries	37,423	36,065	191,398	(264,886)	—

Total assets	$70,170	$196,522	$413,100	$(367,731)	$312,061

Liabilities and stockholders' equity
Commercial paper and short-term debt	$1,566	$96	$669	$—	$2,331
Securities and other inventory positions sold but not yet purchased	245	35,657	88,860	(48,880)	75,882
Collateralized financing	2,358	83,823	49,655	—	135,836
Accrued liabilities and other payables	594	15,860	34,912	(11,367)	39,999
Due to subsidiaries	19,099	52,454	184,378	(255,931)	—
Long-term debt	33,134	5,326	14,047	(8,978)	43,529

Total liabilities	56,996	193,216	372,521	(325,156)	297,577
Commitments and contingencies	—	—	—	—	—
Preferred securities subject to mandatory redemption	—	—	1,310	—	1,310

Total stockholders' equity	13,174	3,306	39,269	(42,575)	13,174

Total liabilities and stockholders' equity	$70,170	$196,522	$413,100	$(367,731)	$312,061

Condensed Consolidating Statement of Cash Flows for the Quarter Ended February 29, 2004

In millions	Holdings	LBI	Other Subsidiaries	Eliminations	Total
Cash Flows from Operating Activities
Net income	$670	$336	$512	$(848)	$670
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in net income of subsidiaries	(755)	(93)	—	848	—
Depreciation and amortization	32	16	62	—	110
Tax benefit from issuance of stock-based awards	115	—	—	—	115
Amortization of deferred stock compensation	154	—	—	—	154
Real estate related charge	19	—	—	—	19
Other adjustments	1	10	18	—	29
Net change in:
Cash and securities segregated and on deposit	—	(46)	(527)	40	(533)
Securities and other inventory positions owned	(451)	2,995	(30,864)	19,157	(9,163)
Collateralized agreements and collateralized financing, net	(1,036)	(13,815)	8,483	—	(6,368)
Securities and other inventory positions sold but not yet purchased	(78)	(2,022)	30,036	(19,176)	8,760
Due to/from affiliates, net	(4,908)	14,341	(9,431)	(2)	—
Other assets and liabilities, net	1,162	(1,636)	(417)	(19)	(910)

Net cash provided by (used in) operating activities	(5,075)	86	(2,128)	—	(7,117)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	4,297	—	1,640	—	5,937
Principal payments of long-term debt	(424)	(191)	(385)	—	(1,000)
Issuance of common stock	19	—	—	—	19
Issuance of preferred stock	130	—	—	—	130
Net proceeds from commercial paper and short-term debt	424	342	171	—	937
Payments for treasury stock purchases	(627)	—	—	—	(627)
Issuance of treasury stock	214	—	—	—	214
Dividends paid	(65)	—	—	—	(65)

Net cash provided by financing activities	3,968	151	1,426	—	5,545

Cash Flows from Investing Activities
Purchases of property, equipment and leasehold improvements, net	(14)	(4)	(176)	—	(194)
Business acquisitions, net of cash acquired	—	—	(134)	—	(134)
Capital contributions from / (to) subsidiaries, net	(416)	50	366	—	—

Net cash provided by (used in) investing activities	(430)	46	56	—	(328)

Net change in cash and cash equivalents	(1,537)	283	(646)	—	(1,900)
Cash and cash equivalents, beginning of period	4,892	159	2,871	—	7,922

Cash and cash equivalents, end of period	$3,355	$442	$2,225	$—	$6,022

Condensed Consolidating Statement of Cash Flows for the Quarter Ended February 28, 2003

In millions	Holdings	LBI	Other Subsidiaries	Eliminations	Total
Cash Flows from Operating Activities
Net income	$301	$189	$274	$(463)	$301
Adjustments to reconcile net income to net cash used in operating activities:
Equity in net income of subsidiaries	(427)	(36)	—	463	—
Depreciation and amortization	30	19	29	—	78
Tax benefit from issuance of stock-based awards	69	—	—	—	69
Amortization of deferred stock compensation	127	—	—	—	127
Other adjustments	—	11	8	—	19
Net change in:
Cash and securities segregated and on deposit	—	108	(278)	—	(170)
Securities and other inventory positions owned	(4,203)	4,306	(7,700)	3,864	(3,733)
Collateralized agreements and collateralized financing, net	2,422	(3,847)	1,528	—	103
Securities and other inventory positions sold but not yet purchased	(131)	(5,081)	14,980	(14,320)	(4,552)
Due to/from affiliates, net	451	4,482	(14,934)	10,001	—
Other assets liabilities, net	675	(207)	4,519	172	5,159

Net cash used in operating activities	(686)	(56)	(1,574)	(283)	(2,599)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	2,278	—	1,163	305	3,746
Principal payments of long-term debt	(1,331)	—	(780)	(22)	(2,133)
Issuance of common stock	13	—	—	—	13
Net proceeds from commercial paper and short-term debt	43	(24)	786	—	805
Payments for treasury stock purchases	(274)	—	—	—	(274)
Issuance of treasury stock	29	—	—	—	29
Dividends paid	(40)	—	—	—	(40)

Net cash provided by (used in) financing activities	718	(24)	1,169	283	2,146

Cash Flows from Investing Activities
Purchases of property, equipment and leasehold improvements, net	(112)	110	(129)	—	(131)
Business acquisitions, net of cash acquired	—	—	(24)	—	(24)
Capital contributions from / (to) subsidiaries	(83)	—	83	—	—

Net cash provided by (used in) investing activities	(195)	110	(70)	—	(155)

Net change in cash and cash equivalents	(163)	30	(475)	—	(608)
Cash and cash equivalents, beginning of period	1,980	82	1,637	—	3,699

Cash and cash equivalents, end of period	$1,817	$112	$1,162	$—	$3,091

ITEM 2.	LEHMAN BROTHERS HOLDINGS INC. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Lehman Brothers Holdings Inc. ("Holdings") and subsidiaries (collectively, the "Company" or "Lehman Brothers") is a leading financial services firm that provides investment banking and capital markets facilitation to a global client base. The Company's business activities are divided into three segments: Investment Banking, Capital Markets and Client Services. The investment banking industry is significantly influenced by worldwide economic conditions as well as other factors inherent in the global financial markets. As a result, revenues and earnings may vary from quarter to quarter and from year to year.

        This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read together with the Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements for fiscal 2003 incorporated by reference in the Form 10-K.

Forward-Looking Statements

        Some of the statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations, including those relating to the Company's strategy and other statements that are predictive in nature, that depend on or refer to future events or conditions or that include words such as "expects," "anticipates," "intends," "plans," "believes," "estimates" and similar expressions, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements are not historical facts but instead represent only the Company's expectations, estimates and projections regarding future events. These statements are not guarantees of future performance and involve uncertainties that are difficult to predict, which may include, but are not limited to, market fluctuations and volatility, industry competition and changes in the competitive environment, investor sentiment, liquidity risks, credit ratings changes, credit exposure, legal and regulatory proceedings and changes and the Neuberger Berman integration. For further discussion of these risks, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Certain Factors Affecting Results of Operations" incorporated by reference in the Form 10-K. As a global investment bank, the Company's results of operations have varied significantly in response to global economic and market trends and geopolitical events. The nature of the Company's business makes predicting the future trends of revenues difficult. Caution should be used when extrapolating historical results to future periods.

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

Executive Overview

Business Environment

        The principal business activities of the Company are investment banking, capital markets facilitation and asset management, which by their nature are subject to volatility, primarily due to changes in interest and foreign exchange rates, security and real estate valuations, global economic and political trends and industry competition. Through the Company's investment banking, trading, research, structuring and distribution capabilities in equity and fixed income products, the Company continues to build on its client/customer business model. This model focuses on customer flow activities. The customer flow model is based on the Company's principal focus of facilitating client transactions in all major global capital markets products and services. The Company generates customer flow revenues from institutional and high-net-worth clients/customers by (i) advising on and structuring transactions specifically suited to meet client needs; (ii) serving as a market-maker and/or intermediary in the global marketplace, including having securities and other financial instrument products available to allow clients to rebalance their portfolios and diversify risks across different market cycles; (iii) providing asset management services; and (iv) acting as an underwriter to clients. In addition to its customer flow activities, the Company also takes proprietary positions.

        During 2003, the global market environment began to emerge from a prolonged slump. Gross domestic product ("GDP") growth rates began to improve, worldwide capacity indicated core inflation would remain low, labor markets began showing signs of stabilization, and corporate governance issues and geopolitical concerns eased their grip on investor sentiment—all serving to increase the sense of stability. During the 2004 first quarter, the global market environment continued to be favorable for the Company's businesses due to a combination of factors including positive economic growth, improved corporate profitability, stronger equity markets and low interest rates.

        Global GDP grew by an estimated annualized 3% in the 2004 first quarter, led by the United States, with the European economies and Japan increasing at a more sluggish pace. Economic recovery also was reflected in corporate results, with strong profits, improved cash flows and more solid balance sheets serving to reinforce the recovery. The global equity markets continued to rise, with all major equity indices improving. The U.S. S&P 500 and Dow equity indices reached 23- and 32-month highs, respectively, in February and the NASDAQ rose above 2000 for the first time since January 2002. The S&P 500, Dow and NASDAQ indices rose 8%, 8% and 4%, respectively, from November 30, 2003 through February 29, 2004 and were up 36%, 34% and 52%, respectively, from February 28, 2003. Trading volumes in most major non-U.S. markets improved, while U.S. volumes were mixed with the New York Stock Exchange volumes rising 8% and trading volumes on the NASDAQ declining 15% compared with the 2003 first quarter.

        Global fixed income origination market volumes declined slightly in the 2004 first quarter compared with the 2003 first quarter. However, asset classes with incremental yield maintained their appeal, leading to a significant increase in high yield debt origination. Despite volatility created in early February by the Federal Reserve Bank's ("Fed") shift from maintaining a low interest rate environment for a "considerable period" to more of a "patient approach," interest rates remained low in both absolute and relative terms and the fixed income markets remained robust. The treasury market rallied over the course of the 2004 first quarter, fueled by the weakening dollar and major interventions by the Asian central banks. This, coupled with weak job creation and impressive productivity figures, served to convince the market the Fed likely would not raise interest rates for some time. The yield curve steepened, credit spreads tightened and investors seeking incremental yield were increasingly drawn to products such as high yield, structured finance and mortgages. Issuers took advantage of the favorable interest rate conditions, even though rates were up compared with the historical lows reached in the first half of 2003. Equity origination volumes in the 2004 first quarter increased 182% compared with the 2003 first quarter and initial public offerings rose 479% in the 2004 first quarter compared with the 2003 first quarter on improved equity market valuations.

        The European recovery continued into the 2004 first quarter, but did not strengthen. This trend was largely attributable to the strength of the Euro, which dampened both export orders and the market share of European companies in the domestic market. In addition, despite low interest rates and tax cuts, the household sector continued to view economic prospects as gloomy, precipitating continued high savings rates. However, anticipation of stronger U.S. growth prompted the major European equity indices to rally on the prospect of an export driven recovery. The FTSE 100 and DAX composite rose 3% and 7%, respectively, from November 30, 2003 and were up 23% and 58%, respectively, from February 28, 2003.

        The economies in Asia (excluding Japan) grew by roughly 7% on an annualized basis in the 2004 first quarter. This economic strength is underpinned by competitive exchange rates, strengthening global demand for high-technology products, accommodative monetary and fiscal policies, and ample domestic liquidity that has led to marked improvements in the equity and property markets in many countries. Asian equity markets also exhibited gains during the quarter, with the Hang Seng index rising 13% compared with November 30, 2003 and 52% compared with February 28, 2003. In Japan, stronger GDP growth, increased corporate profitability, central bank focus on deflation, and progress in bank reform helped the Nikkei to rise 9% from November 30, 2003 and 32% from February 28, 2003.

        The improvement in equity valuations coupled with strengthening cash flows enabled companies once again to consider strategic acquisitions. During the 2004 first quarter, global merger and acquisition ("M&A") announcements jumped 79% compared with the 2003 first quarter, to their highest level since the fourth quarter of 2000. However, completed M&A transactions declined 12% compared with the 2003 first quarter.

Economic Outlook

        The financial services industry remains highly linked to global economic growth both in banking and capital markets. The Company expects U.S. GDP to increase by approximately 4.5% in calendar 2004 with more moderate growth rates in Europe and Japan and growth of 6.8% in Asia (excluding Japan). The Company expects fiscal and monetary policy to remain supportive during calendar 2004 and expects the low interest rate environment will persist for some time.

        The Company expects the equities markets to continue to strengthen, supported by expansive monetary policy, increasing corporate cash flows, growing investor confidence and equity valuations that are attractive relative to bonds. The corporate profit recovery has been a key element supporting a stronger equity market. With market appreciation and diminished volatility, the equity origination markets have become more active, and equity origination volume in the 2004 first quarter represented the most active issuance period since 2000. Given these economic factors, the Company expects equity origination to continue to improve throughout 2004.

        The Company also sees continued signs of strength in fixed income capital markets. Absolute interest rates are not the only driver of fixed income activity. Fixed income activity is also driven by the degree of volatility, the shape of the yield curve, and the general improvement in credit quality, all of which contribute to a healthy business environment. The Company believes the favorable economic fundamentals that existed in 2003 will remain in place throughout 2004, resulting in continued strength in fixed income customer flow-related activity. The size and diversity of the global fixed income marketplace is significantly larger and broader than ever before. Globally, fixed income has grown over 50% since 1999 to a market size of over $19 trillion in par value of securities outstanding. Given the sheer size and diversity of this market and the natural flow of principal and coupon inherent to these securities, the Company believes the baseline level of fixed income flow and activity has increased well beyond that experienced in the past. As the market has become far more global, the Company anticipates continued growth of securitization products in both Europe and Asia. While the Company does not expect fixed income origination levels to reach the record volume of $9.6 trillion issued in 2003, the Company expects the interest rate environment in 2004 to support another good year for fixed income origination. Although the Company expects 2004 originations to drop approximately 15% from 2003 levels, this would be the second highest level of annual fixed income origination volume. Weaker mortgage and high-grade issuance in 2004 are expected to be partly offset by stronger levels of public finance, sovereign, high yield, emerging market and asset-backed offerings.

        The outlook for Client Services also is positive, given favorable demographics and the trends toward pension reform, higher savings rates globally, and intergenerational wealth transfer. The high-net-worth client increasingly seeks multiple providers and greater asset diversification along with a high service component. The Company believes the significant expansion of its asset management business, including the October 2003 Neuberger Berman ("Neuberger") acquisition, was well-timed and integration is progressing well.

        With the Company's diversified business model, the scale of the Company's businesses, the increased market share the Company now enjoys, the productivity of the Company's people, the prudent manner in which the Company's businesses are managed day to day, and management's outlook for the global economy and for the Company's individual businesses, the Company believes it is well positioned to continue to record strong results throughout the various stages of the business and economic cycle.

Results of Operations(1)

        The Company provides a full array of capital markets products, investment banking services and investment management and advisory services worldwide. Through the Company's banking, trading, research, structuring and distribution capabilities in equity and fixed income products, the Company continues to effectively build its client/customer business model. This model focuses on customer flow activities, which represent a preponderance of the Company's revenues. In addition to its customer flow activities, the Company also takes proprietary positions,

(1)
Market share, volume and ranking statistics in this Management's Discussion and Analysis of Financial Condition and Results of Operations were obtained from Thomson Financial.

the success of which is dependent on its ability to anticipate economic and market trends. The Company believes its customer flow orientation helps to mitigate its overall revenue volatility.

        The Company, through its subsidiaries, is a market maker in all major equity and fixed income products in both the U.S. and international markets. To facilitate its market-making activities, the Company is a member of all principal securities and commodities exchanges in the U.S. and holds memberships or associate memberships on several principal international securities and commodities exchanges including the London, Tokyo, Hong Kong, Frankfurt, Milan and Paris stock exchanges. As part of its customer flow activities, the Company maintains inventory positions of varying amounts across a broad range of financial instruments that are marked-to-market daily and, along with proprietary trading positions, give rise to Principal transactions and net interest revenue.

        All references to 2004 and 2003 in this Results of Operations section refer to the quarters ended February 29, 2004 and February 28, 2003, respectively, unless otherwise stated.

        The Company reported record net income of $670 million or $2.21 per diluted share in 2004, up 123% and 92%, respectively, from net income of $301 million and diluted earnings per share of $1.15 in 2003. Net revenues rose 84% to a record $3,144 million in 2004 from $1,711 million in 2003. This record financial performance is a result of significant increases in all business segments and geographic regions compared with 2003. The Company had record performances in Capital Markets and Client Services, together with improved results in Investment Banking.

        The Company continues to maintain a strict discipline in its core competencies around managing expenses, risk and capital. Compensation and benefits expense as a percentage of net revenues was 49.8% in 2004 and 51.0% in 2003. Non-personnel expenses as a percentage of net revenue were 17% in 2004 and 23% in 2003. Pre-tax margin was 32.8% in 2004 compared with 25.5% in 2003.

        Return on average common stockholders' equity was 21.1% and 13.9% in 2004 and 2003, respectively. Return on average common stockholders' equity is computed by dividing net income applicable to common stock for the period by average common stockholders' equity. Average common stockholders' equity for 2004 and 2003 was $12,365 million and $8,350 million, respectively.

Net Revenues

In millions Quarter ended February 29 and February 28,	2004	2003		Percent Change 2004/2003
Principal transactions	$1,739	$768		126%
Investment banking	508	366	(1)	39
Commissions	390	262		49
Interest and dividends	2,304	2,687		(14)
Asset management and other	184	17	(1)	—

Total revenues	5,125	4,100		25
Interest expense	1,981	2,389		(17)

Net revenues	$3,144	$1,711		84%

(1)
Reclassified to conform to the 2004 presentation.

        Net revenues totaled $3,144 million and $1,711 million in 2004 and 2003, respectively. Net revenues in 2004 were a record for the Company, representing a 34% increase over the prior peak in the third quarter of 2003. Net revenues grew 84% compared with 2003, reflecting increases in all business segments and all geographic regions. Capital Markets net revenues rose $1,053 million or 90% from 2003. Client Services net revenues rose $238 million or 134% from 2003, which represented a record quarter as Neuberger's results were included in revenues for the full quarter and high-net-worth clients continued to shift asset allocation to equity products. Investment Banking net revenues of $508 million increased $142 million or 39% from 2003—the highest level in three years.

Principal Transactions, Commissions and Net Interest Revenues

        In both the Capital Markets and Client Services businesses, the Company evaluates revenue performance in the aggregate, including Principal transactions, Commissions, and net interest. Management of these activities is based on aggregate revenues, which includes an assessment of the potential gain or loss associated with a transaction, including associated commissions, and the interest and dividend revenue or expense associated with financing or hedging positions. Caution should be used when analyzing these revenue categories individually because they may not be indicative of the overall performance of the Capital Markets and Client Services activities.

        Principal transactions, Commissions and net interest revenues totaled $2,452 million and $1,328 million in 2004 and 2003, respectively. The 85% improvement in 2004 compared with 2003 reflected record revenues from fixed income products and improved results from equity products. Low interest rates, increased interest rate volatility and narrowing credit spreads continued to drive strong fixed income customer flow activities into 2004. Improved equity product revenues were driven by growth in the global economy, stronger corporate earnings and a steady rise in global equity indices.

        Principal transactions revenue increased $971 million or 126% in 2004 compared with 2003 reflecting record capital markets revenue fueled by favorable economic trends of historically low global interest rates, improving credit markets and increasing equity index valuations.

        Commission revenue increased $128 million or 49% in 2004 compared with 2003, as Neuberger's results were included in revenues for the full quarter and institutional and retail results improved due to solid trading volumes and an increase in the number of clients, especially money managers and hedge funds.

        Interest and dividends revenue and Interest expense are a function of the level and mix of total assets and liabilities (principally financial instruments owned and secured financing activities), the prevailing level of interest rates, and the term structure of the Company's financings. Interest and dividends revenue and Interest expense are integral components of the overall customer flow activities. The decline in Interest and dividends revenue and in Interest expense in 2004 compared with 2003 is principally due to the decline in interest rates. The 8% increase in net interest revenue to $323 million in 2004 from $298 million in 2003 primarily resulted from higher levels of interest-earning assets.

Investment Banking

        Investment banking revenues result primarily from fees and related revenues earned for underwriting public and private offerings of fixed income and equity securities, advising clients on M&A activities and corporate financing activities. Investment banking revenues of $508 million in 2004 increased 39% compared with $366 million in 2003 as a result of improvements in M&A and equity underwriting. Fixed income underwriting revenues were essentially unchanged compared with 2003.

        See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Segments—Investment Banking" in this Report for a discussion of the Company's Investment Banking segment.

Asset Management and Other

        Asset management and other revenues primarily result from asset management and private equity fees. Asset management and other revenues rose $167 million in 2004 compared with 2003 primarily as a result of the contribution from Neuberger for the full quarter.

Non-Interest Expenses

In millions Quarter ended February 29 and February 28,	2004	2003	Percent Change 2004/2003
Compensation and benefits	$1,566	$873	79%
Non-personnel expenses	527	401	31
Real estate related charge	19	—	—

Total non-interest expenses	$2,112	$1,274	66%

Compensation and benefits/Net revenues	49.8%	51.0%

        A significant portion of the Company's expense base is variable, including compensation and benefits, brokerage and clearing, and business development. The Company expects its variable expenses as a percentage of net revenues to remain in approximately the same proportions in future periods.

        Non-interest expenses totaled $2,112 million and $1,274 million in 2004 and 2003, respectively. Non-interest expenses in 2004 include a pre-tax real estate related charge of $19 million ($11 million after tax) representing the final adjustment for exiting the Company's downtown New York City space.

        Compensation and benefits expense totaled $1,566 million and $873 million in 2004 and 2003, respectively, representing 49.8% and 51.0% of net revenues, respectively. Compensation and benefits expense includes the cost of salaries, bonuses, the amortization of deferred equity compensation awards and employee benefit plans. Variable compensation, consisting primarily of bonuses, increased to $871 million in 2004 from $355 million in 2003, commensurate with the increase in revenues. Fixed compensation, consisting primarily of salaries and benefits, increased to $695 million in 2004 from $518 million in 2003 primarily due to growth in headcount attributable to business acquisitions completed during 2003. Amortization of deferred equity compensation awards totaled $154 million and $127 million in 2004 and 2003, respectively.

        Non-personnel expenses (excluding the $19 million real estate related charge) were $527 million in 2004, up $126 million or 31% compared with $401 million in 2003. The increase in non-personnel expenses principally is attributable to the business acquisitions completed in 2003 as well as the growth in expenses as business activity increased. In the aggregate, approximately $63 million of non-personnel expenses in 2004 are attributable to business acquisitions, including amortization of acquired intangible assets, completed in 2004 and full year 2003. Occupancy expenses increased 24% to $102 million in 2004 from $82 million in 2003 principally attributable to the increased cost of the Company's new corporate facilities in London and Tokyo and the 2003 business acquisitions. Technology and communications expenses were $170 million in 2004 compared with $143 million in 2003, an increase of 19%. This growth reflects amortization of technology assets at new facilities, the 2003 business acquisitions, and increased costs associated with the continued build-out of Capital Markets platforms and infrastructure. Brokerage and clearance expenses rose 24% in 2004 compared with 2003 primarily due to the Company's expansion in equities-related businesses and higher volumes in fixed income and equity products. Professional fees increased by 62% in 2004 compared with 2003, principally due to the 2003 business acquisitions, higher legal fees incurred in the current industry environment, and higher recruiting fees. Business development expense increased 38% due to the higher level of business activity and the 2003 business acquisitions. Other expense increased $28 million or 97%, primarily attributable to the 2003 business acquisitions, higher amortization of intangible assets and higher insurance costs.

        In March 2004, the Company entered into a 10-year mainframe outsourcing and business continuity services agreement with a leading supplier of information technology services. The contractor will provide mainframe processing services for the Company at one of the contractor's facilities in the United States and also will provide related business continuity services for this mainframe (data storage and replication) at another of its U.S. data center facilities. In addition, the Company will relocate one of its New York area data centers to that facility. (The Company will continue to operate that data center.) In 2003, the Company entered into contracts with two leading outsourcing companies for the provision of consultant resources to augment its Information Technology staff performing software application development, maintenance, infrastructure support and other information technology services. Management expects these agreements to enable the Company to enhance its processing, development, support and business continuity capabilities while lowering its information technology costs.

Income Taxes

        The provisions for income taxes totaled $338 million and $122 million in 2004 and 2003, respectively. These provisions resulted in effective tax rates of 32.8% and 27.9%, respectively. The increase in the effective tax rate in 2004 compared with 2003 was primarily due to a higher level of pre-tax income, which reduced the impact of permanent differences as well as a decline in the absolute level of tax-exempt income.

Business Acquisitions

        On October 31, 2003, the Company purchased Neuberger as part of the Company's strategic plan to build out its Client Services segment. This acquisition positions the Company as one of the industry's leading providers of services to high-net-worth investors. At February 29, 2004 the Company's assets under management were approximately $124 billion. The Company, with this acquisition, significantly strengthened its Client Services segment and further diversified its revenue base. The Neuberger acquisition strengthened the Company's revenues from fee-based activities, allowing for improved cross-cycle performance and reduced earnings volatility. The Company believes this acquisition will provide revenue synergies by (a) making Neuberger products available to the Lehman Brothers network of institutional and high-net worth individual clients in all three geographic regions and (b) offering Neuberger clients an expanded range of investment and risk management products, including structured capital markets products, private equity, and other alternative asset management products. The integration is proceeding extremely well and financial targets are expected to be achieved ahead of plan.

        In the second and third quarters of 2003, the Company acquired controlling interests in two mortgage loan originators and servicers. The Company believes these acquisitions add long-term value to its mortgage franchise by allowing further vertical integration of the business platform. Mortgage loans originated by these companies are intended to provide a more cost efficient source of loan product for the Company's securitization pipeline. In October 2003, the Company acquired substantially all of the operating assets of The Crossroads Group ("Crossroads"), a diversified private equity fund manager that had approximately $2 billion of assets under management at the date of the acquisition. The Crossroads acquisition expanded the Company's global private equity franchise, which was approximately $6 billion under management at February 29, 2004. In January 2003, the Company acquired the fixed income asset management business of Lincoln Capital Management as part of the Company's strategic objective to build out its Client Services segment. For additional information about the 2003 acquisitions, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Business Acquisitions" and Note 6 to the 2003 Consolidated Financial Statements incorporated by reference in the Form 10-K.

        During 2004, the Company acquired Preferred Mortgage, a United Kingdom-based mortgage originator and servicer, for approximately $134 million in cash, including net assets consisting principally of mortgage-related inventory of approximately $75 million. The strategic objective of this acquisition mirrors that of the 2003 acquisitions in this industry—to increase the vertical integration of the Company's mortgage business by expanding the pipeline of loan product for securitization.

Segments

        The Company operates in three business segments (each of which is described below): Investment Banking, Capital Markets and Client Services. These business activities result in revenues from both institutional and high-net-worth individual clients, which are recognized in all revenue categories in the Consolidated Statement of Income. (Net revenues also contain certain internal allocations, including funding costs, which are centrally managed.) Net revenues from the Company's customer flow activities are recorded as Principal transactions, Commissions, Asset management and other, or net interest revenues in the Consolidated Statement of Income, depending on the method of execution, financing and/or hedging related to specific inventory positions. In both the Capital Markets and Client Services businesses, the Company evaluates revenue performance in the aggregate, including Principal transactions, Commissions, and net interest. Management of these activities is based on aggregate revenues, which includes an assessment of the potential gain or loss associated with a transaction, including associated commissions, and the interest and dividends revenue and interest expense associated with financing or hedging the Company's positions. Caution should be used when analyzing these revenue categories individually because they may not be indicative of the performance of the overall Capital Markets and Client Services activities. The following table summarizes the net revenues of the Company's business segments:

Business Segments

In millions Quarter ended February 29 and 28,	2004	2003	Percent Change 2004/2003
Net revenues:
Investment Banking	$508	$366	39%
Capital Markets	2,220	1,167	90
Client Services	416	178	134

Total net revenue	3,144	1,711	84
Compensation and benefits	1,566	873	79
Non-personnel expenses(1)	546	401	36

Income before taxes(1)	$1,032	$437	136%

(1)
Non-personnel expenses and Income before taxes in 2004 include a $19 million real estate related charge. Additional information about the charge can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Non-Interest Expenses" and in Note 13 to the Consolidated Financial Statements included in this Report. The following business segment discussions do not include the 2004 real estate related charge.

Investment Banking

In millions Quarter ended February 29 and 28,	2004	2003	Percent Change 2004/2003
Investment banking net revenues	$508	$366	39%
Non-interest expenses(1)	396	306	29

Income before taxes(1)	$112	$60	87%

(1)
Excludes the 2004 real estate related charge.

        The Investment Banking segment provides advice to corporate, institutional and government clients throughout the world on mergers, acquisitions and other financial matters. The segment also raises capital for clients by underwriting public and private offerings of debt and equity securities. The segment is composed of global industry groups—Communications and Media, Consumer/Retailing, Financial Institutions, Financial Sponsors, Healthcare, Industrial, Natural Resources, Power, Real Estate and Technology—that include bankers who deliver industry knowledge to meet clients' objectives. Specialized product groups within Mergers and Acquisitions and Global Finance—which includes Equity Capital Markets, Debt Capital Markets, Leveraged Finance and Private Placements—are partnered with global relationship managers in the global industry groups to provide comprehensive solutions for clients. Specialists in product development and derivatives also are engaged to tailor specific structures for clients.

Investment Banking Net Revenues

In millions Quarter ended February 29 and February 28,	2004	2003	Percent Change 2004/2003
Debt Underwriting	$217	$215	1%
Equity Underwriting	143	59	142
Merger and Acquisition Advisory	148	92	61

	$508	$366	39%

        Net revenues of $508 million in 2004 reflected the fourth consecutive quarter of increased revenues and reached their highest levels in three years, increasing 39% from $366 million in 2003. Renewed confidence in the economy and increased corporate profitability resulted in an improved equity market environment, which led to substantially higher equity origination and announced strategic M&A volumes. The Company also gained market share in strategic advisory and equity origination activities.

        Debt underwriting revenues of $217 million in 2004 were essentially unchanged from the robust $215 million reported in 2003 as clients continued to take advantage of low interest rates and tight credit spreads. Industry-wide fixed income origination volume declined 3% in 2004 compared with 2003, while the Company's fixed income origination volume increased 2%. The Company's global leveraged finance and debt capital markets fee backlog at February 29, 2004 of approximately $112 million rose 43% compared with February 28, 2003.

        Equity underwriting revenues grew 142% in 2004 to $143 million from $59 million in 2003 as industry-wide global equity market volumes increased 182% in 2004 compared with 2003. Global equity issuance continued the upward trend that began in the second half of 2003 and global quarterly volume in 2004 reached its highest level since the fourth quarter of 2000. The Company's equity origination volumes increased 333%, with strong growth in all products including IPOs, secondaries, and convertible offerings. The Company's global equity-related fee backlog at February 29, 2004 of approximately $304 million rose 81% compared with February 28, 2003.

        M&A advisory fees rose 61% in 2004 to $148 million from $92 million in 2003, as M&A activity increased amid signs of an improving economy and a rising stock market. The Company's global M&A fee backlog at February 29, 2004 of approximately $183 million more than doubled compared with February 28, 2003.

        Non-interest expenses of $396 million in 2004 increased 29% from $306 million in 2003, attributable to an increase in compensation and benefits expense related to improved performance and higher non-personnel expenses related to increased business activity.

        Earnings before taxes of $112 million in 2004 increased from $60 million in 2003 driven by the increase in net revenues.

Capital Markets

In millions Quarter ended February 29 and February 28,	2004	2003	Percent Change 2004/2003
Principal transactions	$1,627	$660	147%
Interest and dividends	2,293	2,680	(14)
Commissions	261	208	25
Asset management and other	10	4	—

Total revenues	4,191	3,552	18
Interest expense	1,971	2,385	(17)

Net revenues	2,220	1,167	90
Non-interest expenses(1)	1,380	825	67

Income before taxes(1)	$840	$342	146%

(1)
Excludes the 2004 real estate related charge.

        The Capital Markets segment includes institutional customer flow activities, research, and secondary-trading and financing activities in fixed income and equity products. These products include a wide range of cash, derivative, secured financing and structured instruments and investments. The Company is a leading global market-maker in numerous equity and fixed income products including U.S., European and Asian equities, government and agency securities, money market products, corporate high grade, high yield and emerging market securities, mortgage- and asset-backed securities and real estate, preferred stock, municipal securities, bank loans, foreign exchange, financing and derivative products. The Company is one of the largest investment banks in terms of U.S. and pan-European listed equities trading volume and maintains a major presence in over-the-counter U.S. stocks, major Asian large capitalization stocks, warrants, convertible debentures and preferred issues. The segment also includes the risk arbitrage and secured financing businesses as well as realized and unrealized gains and losses related to private equity investments. The secured financing business manages the Company's equity and fixed income matched book activities, supplies secured financing to institutional clients and customers, and provides secured funding for the Company's inventory of equity and fixed income products.

Capital Markets Net Revenues

	2004			2003
In Millions Quarter ended February 29 and February 28,	Gross Revenues	Interest Expense	Net Revenues	Gross Revenues	Interest Expense	Net Revenues	Net Revenues Percent Change 2004/2003
Fixed Income	$3,057	$(1,456)	$1,601	$2,799	$(1,908)	$891	80%
Equities	1,134	(515)	619	753	(477)	276	124

	$4,191	$(1,971)	$2,220	$3,552	$(2,385)	$1,167	90%

        Record net revenues of $2,220 million in 2004 rose 90% from 2003, reflecting record Fixed Income net revenues and a 124% increase in Equities net revenues. Customer flow volumes increased across most Capital Markets products as clients allocated more of their portfolios to equity products and higher yielding fixed income classes. In Fixed Income Capital Markets, credit spreads continued to tighten, interest rates remained favorable and the U.S. dollar fell to new lows. In Equities Capital Markets, higher customer flow levels came on the heels of an active origination calendar and increased volume as rising markets and improved corporate profitability caused investors to rebalance their portfolios.

        Fixed Income net revenues increased 80% to a record $1,601 million in 2004 from $891 million in 2003 as nearly all products surpassed results achieved in 2003. Low interest rates, credit spread tightening, and volatile currency markets all contributed to a favorable environment for fixed income products, including strong customer flow activities and improved proprietary results. The Company's diverse set of fixed income asset classes experienced increased trading volumes that resulted in improved results across a broad range of asset classes including high yield, foreign exchange, mortgage-related and interest rate products. Mortgage-related products continued to achieve significant gains through mortgage securitizations. Despite a market-wide decline in securitization volumes, the Company's residential securitization activity was strong as the Company gained significant market share and was ranked first year to date through February 29, 2004. These results reflect the benefit of the vertical integration provided by the mortgage origination platforms acquired since 2003. High yield revenues grew strongly compared with 2003 as high yield spreads tightened and valuations improved. Interest rate product revenues improved compared with 2003 as the active government and agency borrowing calendar and yield curve volatility drove flow trading in Agency, U.S. Treasury debt and futures positions. Derivatives continued to generate strong revenues as a result of the relative steepness of the yield curve, which increased customer flow activity. Foreign exchange revenues rose in 2004 compared with 2003 as a result of increased customer flow, primarily due to the volatility associated with the U.S. dollar.

        Equities net revenues totaled $619 million in 2004, up 124% from 2003 as improvements in the global economy and stronger corporate earnings fueled a steady improvement in global equity indices. The rise in global equity indices contributed to improved performance and stronger client activity in a number of asset classes including derivatives, cash products, convertibles, and private equity investments. U.S., European and Asian markets experienced a rise in trading volumes contributing to improved performance globally. Derivative revenues rose compared with 2003 from improved customer flow activity, as customers increasingly used customized derivative products to hedge risk and reduce concentrations. Secondary convertibles revenues were bolstered by improved credit markets and strong customer activity on the heels of a strong origination calendar. The prime broker business continued to benefit from growth in customer financing balances as total balances increased 30% over the course of the quarter. Cash products revenue grew compared with 2003 as a result of the increase in trading volumes in global markets, positive economic news, merger activity and stronger corporate earnings. In addition, in private equity, the Company recorded approximately $70 million of unrealized gains across several portfolios.

        Interest and dividends revenue declined 14% compared with 2003, while Interest expense declined by 17%, primarily reflecting a decline in U.S. interest rates from 2003. Net interest revenue rose 9% to $322 million in 2004 primarily due to higher levels of interest-earning assets.

        Non-interest expenses increased to $1,380 million in 2004 from $825 million in 2003, primarily due to an increase in compensation and benefits expense commensurate with the increase in net revenues. Non-personnel expenses increased principally due to higher brokerage and clearance costs, increased technology and communications expenses associated with the mortgage origination platforms acquired since early 2003 and higher professional fees associated with increased business activity.

        Income before taxes increased to $840 million in 2004 from $342 million in 2003 as a 90% increase in net revenues was partially offset by a 67% increase in non-interest expenses.

        In the second and third quarters of 2003, the Company acquired controlling interests in two mortgage loan originators and servicers. Additionally, during 2004 the Company acquired Preferred Mortgage, a United Kingdom-based mortgage originator and servicer that specializes in the non-prime sector. The Company believes these acquisitions add long-term value to its mortgage franchise by allowing further vertical integration of its business platform. Mortgage loans originated by these platforms are expected to provide an efficient source of loan product for the Company's securitization pipeline. These acquisitions contributed approximately $152 million of net revenues in 2004. For additional information, see Note 6 to the 2003 Consolidated Financial Statements incorporated by reference in the Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Business Acquisitions" in this Report.

Client Services

In millions Quarter ended February 29 and February 28,	2004	2003	Percent Change 2004/2003
Principal transactions	$112	$108	4%
Interest and dividends	11	7	57
Commissions	129	54	139
Asset management and other	174	13	—

Total revenues	426	182	134
Interest expense	10	4	150

Net revenues	416	178	134
Non-interest expenses(1)	317	143	122

Income before taxes(1)	$99	$35	183%

(1)
Excludes the 2004 real estate related charge.

        The Client Services segment consists of the Private Client and Asset Management business lines. Private Client generates customer-flow transactional revenues from high-net-worth clients, and Asset Management generates fee-based revenues from customized investment management services for high-net-worth clients as well as asset management fees from mutual fund and other institutional investors. Asset Management also generates management and incentive fees from the Company's role as general partner for private equity and alternative investment partnerships. The Company's Private Equity business operates in five major asset classes: Merchant Banking, Real Estate, Venture Capital, Fixed Income-related and Third Party Funds. The Company significantly enhanced its market position in providing asset management services to high-net-worth clients through the acquisition of Neuberger on October 31, 2003. For additional information, see Note 6 to the 2003 Consolidated Financial Statements incorporated by reference in the Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Business Acquisitions" in this Report.

LEHMAN BROTHERS HOLDINGS INC.
MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
CONDITION and RESULTS of OPERATIONS

Client Services Net Revenues In millions Quarter ended February 29 and February 28,	2004	2003(1)	Percent Change 2004/2003
Private Client	$212	$159	33%
Asset Management	204	19	—

	$416	$178	134%

(1)
Reclassified to conform to the 2004 presentation.

Assets Under Management In billions Quarter ended February 29 and February 28,	2004	2003
Balance, beginning of period	$116.2	$8.6
Net additions	2.6	30.1	(1)
Net market appreciation	5.0	.9

Total increase	7.6	31.0

Balance, end of period	$123.8	$39.6

(1)
Primarily attributable to the Lincoln Capital Management acquisition.

Composition of Assets Under Management In billions February 29 and February 28,	2004	2003
Money markets	$15.9	$6.1
Fixed Income	50.5	27.8
Equity	47.5	.6
Alternative investments	9.9	5.1

Assets Under Management	$123.8	$39.6

        Client Services net revenues increased $238 million or 134% in 2004 compared with 2003, primarily due to increased revenues associated with business acquisitions completed in 2003, which contributed approximately $168 million of incremental net revenues in 2004, the preponderance of which was attributable to Neuberger.

        Private Client net revenues increased $53 million or 33% to a record $212 million in 2004 compared with 2003 reflecting the fifth consecutive quarterly increase in equity-related sales volume as well as a 9% increase in fixed-income distribution revenues. Asset management net revenues increased $185 million in 2004 compared with 2003 principally as a result of the acquisitions, as well as increased incentive fees attributable to one of the Company's Private Equity funds.

        Assets under management increased $84 billion in 2004 compared with 2003 primarily attributable to the acquisitions.

        Client Services non-interest expenses of $317 million in 2004 rose $174 million or 122% compared with 2003 primarily due to the acquisitions, including amortization of acquired intangible assets.

        Income before taxes increased to $99 million in 2004 from $35 million in 2003 as higher revenue primarily attributable to the acquisitions outpaced expense growth.

Geographic Diversification

Net Revenues by Geographic Region In millions Quarter ended February 29 and February 28,	2004	2003	Percent Change 2004/2003
Europe	$592	$430	38%
Asia Pacific	336	162	107

Total International	928	592	57
U.S.	2,216	1,119	98

Total	$3,144	$1,711	84%

        International net revenues were a record $928 million and $592 million in 2004 and 2003, respectively, representing approximately 30% of total net revenues in 2004 and 35% in 2003. International net revenues grew 57% in 2004 compared with 2003.

        Net revenues in Europe increased 38% to $592 million in 2004 from $430 million in 2003 attributable to improvements in the capital markets business, primarily related to strong performance in fixed income, which achieved a record quarter in Europe. This performance was driven by a continued demand for fixed income products, primarily credit and interest rate derivatives, as well as foreign exchange, which was driven by volatility and higher levels of customer activity. Performance also was strengthened by the growth and continued build out of the Company's residential mortgage business. Equities revenues increased compared with 2003 driven by improved customer flow in the cash and derivatives markets. Since February 28, 2003 the FTSE and the DAX indices increased 23% and 58%, respectively. Investment Banking revenues declined modestly compared with 2003; however, Europe had improved results in completed M&A, where the Company is ranked third with a 17% market share and the Company's rank in equity underwriting rose to fifth in 2004 from eleventh for the full year 2003.

        Record net revenues in Asia Pacific of $336 million in 2004 increased 107% from $162 million in 2003 attributable to improved performance in Fixed Income and Equities Capital Markets and Investment Banking. Fixed Income achieved the highest quarter ever as customer activity increased with continued success in interest rate products, securitizations, high yield and real estate. Equities results improved as both the cash and derivatives businesses were positively impacted by rallies in the Asian equity markets. Investment Banking achieved the second highest quarter ever driven by increased penetration in key markets and higher underwriting activity.

Liquidity, Funding and Capital Resources

        The Company's Finance Committee is responsible for developing, implementing and enforcing its liquidity, funding and capital policies. These policies include recommendations for capital and balance sheet size as well as the allocation of capital and balance sheet to the business units. Through the establishment and enforcement of capital and funding limits, the Finance Committee oversees compliance with policies and limits throughout the Company with the goal of ensuring the Company is not exposed to undue funding or liquidity risk.

Liquidity Risk Management

        Liquidity and liquidity management are of critical importance to the Company. The Company's funding strategy seeks to ensure the Company maintains sufficient liquid financial resources to continually fund its balance sheet and meet all of its funding obligations in all market environments. The strategy is based on the following principles:

  •
  Liquidity providers are credit and market sensitive and quick to react to any perceived market or firm-specific risks. Consequently, the Company remains in a state of constant liquidity readiness.

  •
  During a liquidity event, certain secured lenders will require higher quality collateral, resulting in a lower availability of secured funding for "hard-to-fund" asset classes. Consequently, the Company only relies on secured funding to the extent it believes it would be available in all market environments.

  •
  A firm's legal entity structure may constrain liquidity. Some regulators or rating agency considerations may prevent the free flow of funds between the subsidiaries they supervise ("Restricted Subsidiaries") and Holdings and its other subsidiaries ("Unrestricted Subsidiaries"). Consequently, the Company seeks to ensure the Restricted Subsidiaries on the one hand, and Holdings and its Unrestricted Subsidiaries collectively on the other, have sufficient "stand alone" liquidity and that there is no "cross subsidization" of liquidity from these Restricted Subsidiaries to Holdings and its Unrestricted Subsidiaries.

  •
  For planning purposes, the Company does not assume that, in a liquidity crisis, assets can be sold to generate cash, unsecured debt can be issued or any cash and unencumbered liquid collateral outside of the liquidity pool can be used to support the liquidity of Holdings and the Unrestricted Subsidiaries.

When managing liquidity, the Company pays particularly close attention to the size of its liquidity pool, its long-term funding sources and requirements and its reliable secured funding capacity. Each of these metrics is explained in more detail below.

        Liquidity Pool.    The Company's policy is to maintain a sizable liquidity pool for Holdings and its Unrestricted Subsidiaries that covers all expected cash outflows in a stressed liquidity environment for one year without being able to access the unsecured debt market. This liquidity pool is invested in cash and unencumbered liquid collateral such as U.S. government and agency obligations, investment grade securities and index equities that can be monetized at short notice in all market environments to provide liquidity to Holdings, which issues most of the unsecured debt. At February 29, 2004 the estimated pledge value of this portfolio, along with the undrawn portion of Holdings' committed credit facility (see "Credit Facilities" below), totaled approximately $15.7 billion. Cash and unencumbered liquid assets that are presumed to be "trapped" in a Restricted Subsidiary or required for operational purposes are not counted as available liquidity to Holdings and the Unrestricted Subsidiaries.

        The Company's liquidity pool is expected to be available to cover expected cash outflows in a stressed liquidity environment including:

  •
  The repayment of all unsecured debt of Holdings and the Unrestricted Subsidiaries maturing within twelve months.

  •
  The drawdown of commitments to extend credit made by Holdings and the Unrestricted Subsidiaries based on an analysis of the probability of such drawdown (see "Summary of Contractual Obligations and Commitments—Lending-Related Commitments" in this Report).

  •
  Additional collateralization of derivative contracts and other secured funding arrangements by Holdings and the Unrestricted Subsidiaries to counterparties that would be required in the event of a lowering of debt ratings (see "Credit Ratings" below).

  •
  Continuing equity repurchases as the Company manages its equity base (including offsetting the dilutive effect of the Company's employee incentive plans—see "Stock Repurchase Plan" below) and anticipated debt repurchases.

        These projected outflows are re-assessed weekly and as they change management adjusts the size requirement for the liquidity pool.

        The liquidity of the Restricted Subsidiaries is separately managed to comply with their applicable liquidity and capital requirements and to minimize dependence on Holdings and the Unrestricted Subsidiaries.

        Long-Term Funding Sources and Requirements.    Cash capital is the metric used by management to assess the long-term funding sources and requirements of the Company as a whole. The Company's policy is to operate with an excess of long-term funding sources over its consolidated long-term funding requirements.

        The Company targets maintaining a cash capital surplus available to Holdings and its Unrestricted Subsidiaries of not less than $2 billion. At February 29, 2004 and November 30, 2003 the Company substantially exceeded its target.

        Reliable Secured Funding Capacity.    The Company takes what management believes is a conservative approach to secured funding by depending on it only to the extent it is reliable in all market environments. The Company regularly performs a detailed assessment of its secured funding capacity by asset class and by counterparty to determine how much is reliable in a stressed liquidity environment. Reliable secured funding capacity is usually set at a significant discount to normal funding capacity. In particular, less liquid inventory such as high yield loans and commercial mortgages are funded entirely with cash capital—any short-term secured funding that might exist for these asset classes in a normal market environment is not considered to be reliable.

        The Company has developed and regularly updates its Contingency Funding Plan, which represents a detailed action plan to manage a stressed liquidity event, including a communication plan for creditors, investors and clients during a funding crisis.

        The liquidity policies and funding strategy discussed above have enabled the Company to build a strong liquidity position, which has played an important role in the narrowing of its credit spreads relative to its major competitors and in its credit ratings being raised by rating agencies. See "Credit Ratings" below.

Funding and Capital Resources

Total Capital

In millions	February 29, 2004	November 30, 2003
Long-term debt:
Senior notes	$47,610	$41,303
Subordinated indebtedness(1)	3,372	2,226

Subtotal	50,982	43,529

Preferred securities subject to mandatory redemption(1)	—	1,310

Stockholders' equity:
Preferred stockholders' equity	1,175	1,045
Common stockholders' equity	12,601	12,129

Subtotal	13,776	13,174

Total Capital	$64,758	$58,013

(1)
The Company adopted FIN 46R effective February 29, 2004, which required the Company to deconsolidate trusts that issue preferred securities subject to mandatory redemption. Accordingly, at February 29, 2004, Subordinated indebtedness, included in Long-term debt, includes $1,310 million of junior subordinated debt issued to trusts that at November 30, 2003 was classified as preferred securities subject to mandatory redemption. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—New Accounting Developments" and Note 12 to the 2003 Consolidated Financial Statements incorporated by reference in the Form 10-K.

        The Company's Total Capital (defined as long-term debt and total stockholders' equity) increased 12% to $64.8 billion at February 29, 2004 compared with $58.0 billion at November 30, 2003. The Company believes Total Capital is useful to investors as a measure of the Company's financial strength because it aggregates the Company's long-term funding sources. The increase in Total Capital principally resulted from a net increase in long-term debt and increased equity from the retention of earnings.

        The Company actively manages long-term debt to minimize refinancing risk and investor concentration. The Company sets limits for the amount maturing over any three, six and twelve month horizon at 10%, 15% and 25% of outstanding long-term debt, respectively—that is, $5.1 billion, $7.6 billion and $12.7 billion, respectively, at February 29, 2004. The Company seeks to diversify its creditor base when issuing unsecured debt. The quarterly long-term debt maturity schedule over the next five years at February 29, 2004 is as follows:

Long-Term Debt Maturity Profile
February 29, 2004
In millions

        During the quarter ended February 29, 2004 the Company issued approximately $5.9 billion of long-term debt. These issuances were approximately $4.9 billion in excess of maturing long-term debt. The Company also reclassified to subordinated indebtedness $1,310 million of junior subordinated debt issued to trusts that at November 30, 2003 was classified as preferred securities subject to mandatory redemption. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—New Accounting Developments" and Note 12 to the 2003 Consolidated Financial Statements incorporated by reference in the Form 10-K. Long-term debt increased to $51.0 billion at February 29, 2004 from $43.5 billion at November 30, 2003 with a weighted-average maturity of 5.0 years at February 29, 2004 and 3.9 years at November 30, 2003.

        In addition, Holdings issued $130 million of Floating Rate Cumulative Preferred Stock, Series G. Dividends are cumulative and are payable monthly beginning on March 15, 2004. For additional information see Note 9 to the Consolidated Financial Statements included in this Report.

Credit Facilities

        Holdings maintains a revolving credit agreement (the "Credit Agreement") with a syndicate of banks. Under the Credit Agreement, the banks have committed to provide up to $1 billion in U.S. dollars through April 2005. The Credit Agreement contains covenants that require, among other things, that the Company maintain a specified level of tangible net worth. The Company also maintains a $750 million multi-currency revolving credit facility for LBBAG (the "Facility"). The Facility has a term of 364 days expiring in October 2004, with an option to extend payment for an additional 364 days. There were no borrowings outstanding under either the Credit Agreement or the Facility at February 29, 2004, although drawings have been made under both and repaid from time to time during the quarter. The Company has maintained compliance with the applicable covenants for both the Credit Agreement and the Facility at all times.

Cash Flows

        Cash and cash equivalents declined $1,900 million in the quarter ended February 29, 2004, as net cash used in operating activities of $7,117 million—primarily attributable to growth in secured financing activities—coupled with net cash used in investing activities of $328 million exceeded net cash provided by financing activities of $5,545 million.

        During the quarter ended February 28, 2003 cash and cash equivalents declined $608 million as net cash used in operating activities of $2,599 million and net cash used in investing activities of $155 million exceeded net cash provided by financing activities of $2,146 million.

Balance Sheet and Financial Leverage

        Assets.    The Company's balance sheet consists primarily of cash and cash equivalents, securities and other inventory positions owned, and collateralized financing agreements. The liquid nature of these assets provides the Company with flexibility in financing and managing its business. The majority of these assets are funded on a secured basis through collateralized financing agreements.

        The Company's total assets increased to $328 billion at February 29, 2004 from $312 billion at November 30, 2003. However, the Company believes net assets is useful to investors when comparing companies in the securities industry because it excludes certain assets considered to have a low risk profile (cash and securities segregated and on deposit for regulatory and other purposes, securities purchased under agreements to resell, securities borrowed, and the collateral received recognized in inventory pursuant to Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of SFAS No. 125" ("SFAS 140"), as well as identifiable intangible assets and goodwill). This definition of net assets is used by many of the Company's creditors and a leading rating agency to evaluate companies in the securities industry. Under this definition, net assets were $172 billion and $163 billion at February 29, 2004 and November 30, 2003, respectively, as follows:

Net Assets

In millions	February 29, 2004	November 30, 2003
Total assets	$328,064	$312,061
Cash and securities segregated and on deposit for regulatory and other purposes(1)	(3,633)	(3,100)
Securities purchased under agreements to resell	(81,846)	(87,416)
Securities borrowed	(61,717)	(51,396)
Collateral received recognized in inventory pursuant to SFAS 140	(5,658)	(3,406)
Identifiable intangible assets and goodwill	(3,610)	(3,561)

Net assets	$171,600	$163,182

(1)
In March 2004, a leading rating agency changed its definition of net leverage to exclude cash and securities segregated and on deposit for regulatory and other purposes from the calculation of net assets.

        The Company's net assets consist primarily of inventory necessary to facilitate customer flow activities. As such, the Company's mix of net assets is subject to change depending principally on customer demand. In addition, due to the nature of the Company's customer flow activities and based on the Company's business outlook, the overall size of the Company's balance sheet will fluctuate from time to time and, at specific points in time, may be higher than the year-end or quarter-end amounts.

        The $16.0 billion increase in gross assets at February 29, 2004 compared with November 30, 2003 was primarily due to an increase in Securities and other inventory positions owned of $10.3 billion and a net increase in collateralized agreements of $4.8 billion. Net assets at February 29, 2004 increased $8.4 billion compared with 2003, primarily due to the increase in the level of mortgages, mortgage-backed and real estate inventory positions and corporate equities.

        Leverage Ratios.    Balance sheet leverage ratios are one measure used to evaluate the capital adequacy of a company. Gross leverage ratios are calculated as total assets divided by total stockholders' equity. The Company's gross leverage ratios were 23.8x and 23.7x at February 29, 2004 and November 30, 2003, respectively. However, the

Company believes net leverage based on net assets as defined above (which excludes certain assets considered to have a low risk profile) divided by tangible equity capital (total stockholders' equity plus junior subordinated debt issued to trusts less identifiable intangible assets and goodwill), to be a more meaningful measure of leverage in evaluating companies in the securities industry. The net leverage ratio of 15.2x declined from November 30, 2003 as the Company increased its tangible equity capital proportionately more than net assets. The Company believes tangible equity capital to be a more representative measure of the Company's equity for purposes of calculating net leverage because the Company does not view the amount of equity used to support identifiable intangible assets and goodwill as available to support the Company's remaining net assets. This definition of net leverage is used by many of the Company's creditors and a leading rating agency. Tangible equity capital and net leverage are computed as follows at February 29, 2004 and November 30, 2003:

In millions	February 29, 2004		November 30, 2003
Total stockholders' equity	$13,776		$13,174
Preferred securities subject to mandatory redemption (subject to limitation)(1)(2)	—		1,068
Junior subordinated debt issued to trusts (subject to limitation)(1)(2)(3)	1,130		—
Identifiable intangible assets and goodwill	(3,610)		(3,561)

Tangible equity capital	$11,296		$10,681

Net leverage	15.2	x	15.3	x

(1)
The Company adopted FIN 46R effective February 29, 2004, which required the Company to deconsolidate trusts that issue preferred securities subject to mandatory redemption. Accordingly, at February 29, 2004, Subordinated indebtedness, included in Long-term debt, includes $1,310 million of junior subordinated debt issued to trusts that at November 30, 2003 was classified as preferred securities subject to mandatory redemption. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—New Accounting Developments" and Note 12 to the 2003 Consolidated Financial Statements incorporated by reference in the Form 10-K.

(2)
Under the definition of tangible equity capital used by a leading rating agency, the maximum equity credit given to junior subordinated debt issued to trusts and preferred securities subject to mandatory redemption is 10% of tangible equity capital (junior subordinated debt issued to trusts and preferred securities subject to mandatory redemption are included in the calculation to determine the limit).

(3)
In October 2003, in view of the favorable market conditions, the Company issued $300 million of junior subordinated debt issued to trusts at 6.375% in anticipation of calling $325 million of junior subordinated debt issued to trusts at 8% in March 2004, thereby lowering interest expense for the Company over the long run. See Note 6 to the Consolidated Financial Statements included in this Report.

        Net assets, tangible equity capital and net leverage as presented by the Company are not necessarily comparable to similarly-titled measures provided by other companies in the securities industry because of different methods of calculation.

Stock Repurchase Plan

        The management of equity is a critical aspect of capital management in any business. The determination of the appropriate amount of equity is affected by a wide number of factors. The primary factor is the amount of "risk equity" that the businesses require, although other factors, such as rating agency considerations and balance sheet leverage, will also affect the determination. Equity requirements are constantly changing and the Company's Risk Management Group monitors the Company's risk requirements on an active basis.

        The principal purpose of the Company's stock repurchase program is to manage its equity capital, including offsetting the dilutive effect of employee equity-based compensation. In addition, the Company may repurchase shares representing "surplus equity" (equity not being used by the businesses or required by the Company for risk equity or other strategic purposes). The repurchase program is effected through regular open-market purchases.

        During the quarters ended February 29, 2004 and February 28, 2003 the Company repurchased approximately 7.9 million and 5.0 million shares, respectively, of Holdings common stock at an aggregate cost of approximately $627 million and $274 million, respectively. The average price paid per share for repurchased shares during the quarters ended February 29, 2004 and February 28, 2003 was $79.56 and $54.74, respectively.

Credit Ratings

        The Company, like other companies in the securities industry, relies on external sources to finance a significant portion of its day-to-day operations. The cost and availability of unsecured financing generally are dependent on the Company's short-term and long-term credit ratings. Factors that may be significant to the determination of the Company's credit ratings or otherwise affect the ability of the Company to raise short-term and long-term financing include its profit margin, its earnings trend and volatility, its cash liquidity and liquidity management, its capital structure, its risk level and risk management, its geographic and business diversification, and its relative positions in the markets in which it operates. A deterioration in any of the previously-mentioned factors or combination of these factors may lead rating agencies to downgrade the credit ratings of the Company, thereby increasing the cost to the Company of, or possibly limiting the access of the Company to, certain types of unsecured financings and triggering additional collateral requirements in derivative contracts and other secured funding arrangements. In addition, the Company's debt ratings can impact certain capital markets revenues, particularly in those businesses where longer-term counterparty performance is critical, such as over-the-counter ("OTC") derivative transactions, including credit derivatives and interest rate swaps.

        At February 29, 2004, the Company would be required to post additional collateral pursuant to derivative contracts and other secured funding arrangements of approximately $144 million in the event the Company were to experience a downgrade of its senior debt rating of one notch.

        At February 29, 2004, the short- and long-term debt ratings of Holdings and Lehman Brothers Inc. ("LBI") were as follows:

Credit Ratings

	Holdings		LBI
	Short- term	Long- term	Short- term	Long- term**
Fitch Ratings	F-1	A+	F-1	A+/A
Moody's Investors Service(1)	P-1	A1	P-1	Aa3*/A1
Standard & Poor's Ratings Services	A-1	A	A-1	A+*/A
*
Provisional ratings on shelf registration.

**
Senior/subordinated.

(1)
On October 22, 2003, Moody's raised the long-term rating of Holdings and LBI from A2 to A1 and from A1 to Aa3, respectively. Since 1999, Moody's has raised the long-term ratings of Holdings and LBI three times; from Baa1 to A1 and from A3 to Aa3, respectively.

Summary of Contractual Obligations and Commitments

        In the normal course of business, the Company enters into various commitments and guarantees, including lending commitments to high grade and high yield borrowers, private equity investment commitments, liquidity commitments and other guarantees. In all instances, the Company marks-to-market these commitments and guarantees, with changes in fair value recognized in Principal transactions in the Consolidated Statement of Income.

Lending-Related Commitments

        The Company, through its high grade and high yield sales, trading and underwriting activities, makes commitments to extend credit in loan syndication transactions. The Company uses various hedging and funding strategies to actively manage its market, credit and liquidity exposures on these commitments. In addition, total commitments are not indicative of actual risk or funding requirements, as the commitments may not be drawn or fully used. These commitments and any related draw downs of these facilities typically have fixed maturity dates and are contingent on certain representations, warranties and contractual conditions applicable to the borrower. The Company defines high yield (non-investment grade) exposures as securities of or loans to companies rated BB+ or lower or equivalent ratings by recognized credit rating agencies, as well as non-rated securities or loans that, in the opinion of management, are non-investment grade. See "Management's Discussion and Analysis of Financial Condition and

Results of Operations—Critical Accounting Policies and Estimates—High Yield" in this Report for a discussion of the valuation of non-investment grade exposures.

        The Company also makes residential and commercial mortgage loan commitments that require the Company to transact mortgage loans generally within 90 days at fixed and variable interest rates. The Company intends to sell such loans, once originated, through securitization.

        The Company provides high yield contingent commitments related to acquisition financing. The Company's intent is, and its past practice has been, to sell down significantly all the credit risk associated with these loans, if closed, through loan syndications consistent with the Company's credit facilitation framework. These commitments are not indicative of the Company's actual risk because the borrower may not complete the contemplated acquisition or, if the borrower completes the acquisition, often will raise funds in the capital markets instead of drawing on the Company's commitment. Additionally, the borrower's ability to draw is subject to there being no material adverse change in either market conditions or the borrower's financial condition, among other factors. These commitments contain certain flexible pricing features to adjust for changing market conditions prior to closing.

        In connection with its financing activities, the Company makes commitments under certain collateralized lending arrangements. These commitments require borrowers to provide acceptable collateral, as defined in the agreements, when amounts are drawn under the lending facilities. Advances made under these lending arrangements are typically at variable interest rates and generally provide for over-collateralization based on the borrowers' creditworthiness. In addition, the Company makes commitments to enter into forward starting secured resale and repurchase agreements, principally secured by government and government agency collateral.

        See Note 7 to the Consolidated Financial Statements included in this Report for a discussion of the Company's lending related commitments, including the amounts of such commitments discussed above, in total and by period of expiration.

Other Commitments and Guarantees

        In accordance with Financial Accounting Standards Board ("FASB") Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others" ("FIN 45") the Company is required to disclose certain guarantees, including derivative contracts, that require the Company to make payments to a counterparty based on changes on an underlying instrument or index (e.g., security prices, interest rates, and currency rates). Derivatives that meet the FIN 45 definition of a guarantee include credit default swaps, written put options, written foreign exchange options and written interest rate caps and floors. Under FIN 45, derivatives are not considered guarantees if such contracts are cash settled and the Company has no basis to determine whether it is probable the derivative counterparty held the related underlying instrument.

        See Note 7 to the Consolidated Financial Statements included in this Report for a discussion of the notional/maximum payout amount of certain of the Company's other commitments and guarantees, including the amounts of such commitments and guarantees discussed above, in total and by period of expiration.

Long-Term Debt

        See Note 6 to the Consolidated Financial Statements included in this Report for a discussion of changes in the Company's long-term debt since November 30, 2003.

Off-Balance Sheet Arrangements

        In the normal course of business the Company engages in a variety of off-balance sheet arrangements.

Derivatives

        Derivatives are often referred to as off-balance sheet instruments because neither their notional amounts nor the underlying instruments are reflected as assets or liabilities of the Company. Instead, the market or fair values related to the derivative transactions are reported in the Consolidated Statement of Financial Condition as assets or liabilities in Derivatives and other contractual agreements, as applicable.

        In the normal course of business the Company enters into derivative transactions both in a trading capacity and as an end-user. The Company uses derivative products in a trading capacity as a dealer to satisfy the financial needs of clients and in each of its trading businesses (collectively, "Trading-Related Derivative Activities"). In this capacity the Company transacts extensively in derivatives including interest rate, credit (both single name and portfolio), foreign exchange and equity derivatives. The Company's use of derivative products in its trading businesses is combined with transactions in cash instruments to allow for the execution of various trading strategies. As an end-user, the Company uses derivative products to adjust the interest rate nature of its funding sources from fixed to floating interest rates and to change the index on which floating interest rates are based (e.g., Prime to LIBOR).

        The Company conducts its derivative activities through a number of wholly-owned subsidiaries. The Company's fixed income derivative products business is conducted through its subsidiary, Lehman Brothers Special Financing Inc., and separately capitalized "AAA" rated subsidiaries, Lehman Brothers Financial Products Inc. and Lehman Brothers Derivative Products Inc. The Company's equity derivative products business is conducted through Lehman Brothers Finance S.A. In addition, as a global investment bank, the Company also is a market maker in a number of foreign currencies and actively trades in the global commodity markets. Counterparties to the Company's derivative product transactions are primarily U.S. and foreign banks, securities firms, corporations, governments and their agencies, finance companies, insurance companies, investment companies and pension funds. The Company manages the risks associated with derivatives on an aggregate basis, along with the risks associated with its non-derivative trading and market-making activities in cash instruments, as part of its firmwide risk management policies. The Company uses industry standard derivative contracts whenever appropriate.

        See Notes 1 and 3 to the Consolidated Financial Statements included in this Report for a description of the Company's accounting policies and further discussion of the Company's Trading-Related Derivative Activities.

Other Off-Balance Sheet Arrangements

        The Company is a market leader in mortgage- and asset-backed securitization and other structured financing arrangements. In connection with these activities, the Company uses SPEs principally for (but not limited to) the securitization of commercial and residential mortgages, home equity loans, government and corporate bonds, and lease and trade receivables. The majority of the Company's involvement with SPEs relates to securitization transactions in which transferred assets, including mortgages, loans, receivables and other assets, are sold to an SPE and repackaged into securities (i.e., securitized). SPEs also may be used by the Company to create securities with a unique risk profile desired by investors and as a means of intermediating financial risk. In the normal course of business, the Company establishes SPEs, sells assets to SPEs, underwrites, distributes, and makes a market in securities issued by SPEs, transacts derivatives with SPEs, owns securities or residual interests in SPEs, and provides liquidity or other guarantees for SPEs.

        With respect to CDO transactions in which a diversified portfolio of securities and/or loans is owned by an SPE and managed by an independent asset manager, the Company's role is principally limited to acting as structuring and placement agent, warehouse provider, underwriter and market maker in the related CDO securities. In a typical CDO, at the direction of a third party asset manager, the Company will warehouse securities or loans on its balance sheet pending the transfer to the SPE once the permanent financing is completed in the capital markets.

        The Company is a dealer in credit default swaps and, as such, makes a market in buying and selling credit protection on single issuers as well as on portfolios of credit exposures. One of the mechanisms used by the Company to mitigate credit risk is to enter into default swaps with SPEs, in which the Company purchases default protection. In these transactions, the SPE issues credit linked notes to investors and uses the proceeds to invest in high quality collateral. In addition, the SPE receives a premium from the Company for assuming credit risk under the default swap. Third party investors in these SPEs are subject to default risk associated with the referenced obligations under the default swap as well as credit risk to the assets held by the SPE.

        The Company also enters into certain structured financing transactions with SPEs to facilities customers' funding needs. The Company's involvement in these transactions is generally limited to providing liquidity or other limited default protection to investors.

        See Notes 1, 4 and 7 to the Consolidated Financial Statements included in this Report for a further discussion of the Company's off-balance sheet arrangements and its accounting policies with respect thereto.

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

        Overall risk management policy is established at the Office of the Chairman level and begins with the Capital Markets Committee, which consists of the Chief Executive Officer, other members of the Company's Executive Committee, the Global Head of Risk, the Chief Economist and Strategist as well as various other business heads. The Capital Markets Committee serves to frame the Company's risk opinion in the context of the global market environment. The Company's Risk Committee, which consists of the Chief Executive Officer, other members of the Executive Committee and the Global Head of Risk, meets weekly and reviews all risk exposures, position concentrations and risk taking activities.

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

        The CRM Department manages the credit exposure related to trading activities by giving initial credit approval for counterparties, establishing credit limits by counterparty, country and industry group, and by requiring collateral in appropriate circumstances. In addition, the CRM Department strives to ensure that master netting agreements are obtained whenever possible. The CRM Department also considers the duration of transactions in making its credit decisions, along with the potential credit exposure for complex derivative transactions. The CRM Department is responsible for the continuous monitoring and review of counterparty credit exposure and creditworthiness and recommending valuation adjustments, when appropriate. Credit limits are reviewed periodically to ensure they remain appropriate in light of market events or the counterparty's financial condition. For additional information see Note 3 to the Consolidated Financial Statements included in this Report.

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

        The MRM Department uses qualitative as well as quantitative information in managing trading risk, believing a combination of the two approaches results in a more robust and complete approach to the management of trading risk. Quantitative information is developed from a variety of risk methodologies based on established statistical principles. To ensure high standards of analysis, the MRM Department has retained seasoned risk managers with the requisite experience and academic and professional credentials.

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

        The Company participates globally in interest rate, equity and foreign exchange markets. The Company's Fixed Income Capital Markets division has a broadly diversified market presence in U.S. and foreign government bond trading, emerging market securities, corporate debt (investment and non-investment grade), money market instruments, mortgages and mortgage- and asset- backed securities, real estate, municipal bonds and interest rate derivatives. The Company's Equities Capital Markets division facilitates domestic and foreign trading in equity instruments, indices and related derivatives. The Company's foreign exchange businesses are involved in trading currencies on a spot and forward basis as well as through derivative products and contracts.

        The Company incurs short-term interest rate risk in the course of facilitating the orderly flow of customer transactions through the maintenance of government and high grade corporate bond inventories. Market making in high yield instruments exposes the Company to additional risk due to potential variations in credit spreads. Trading in international markets exposes the Company to spread risk between the term structure of interest rates in different countries. Mortgages and mortgage-related securities are subject to prepayment risk and changes in the level of interest rates. Trading in derivatives and structured products exposes the Company to changes in the level and volatility of interest rates. The Company actively manages interest rate risk through the use of interest rate futures, options, swaps, forwards and offsetting cash-market instruments. Inventory holdings, concentrations and agings are monitored closely and used by management to selectively hedge or liquidate undesirable exposures.

        The Company is a significant intermediary in the global equity markets through its market making in U.S. and non-U.S. equity securities, including common stock, convertible debt, exchange-traded and OTC equity options, equity swaps and warrants. These activities expose the Company to market risk as a result of price and volatility changes in its equity inventory. Inventory holdings are also subject to market risk resulting from concentrations and changes in liquidity conditions that may adversely impact market valuation. Equity market risk is actively managed through the use of index futures, exchange-traded and OTC options, swaps and cash instruments.

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

        If any of the strategies used to hedge or otherwise mitigate exposures to the various types of risks described above are not effective, the Company could incur losses. See Notes 1 and 3 to the Consolidated Financial Statements included in this Report for further information regarding the Company's use of derivative financial instruments to hedge interest rate, currency, security and commodity price and other market risks.

Operational Risk

        Operational risk is the risk of loss resulting from inadequate or failed internal processes, people and systems, or from external events. Operational Risk Management is responsible for implementing and maintaining the Company's overall global operational risk management framework, which seeks to minimize these risks through assessing, reporting, monitoring and tracking operational risks.

        The Company recognizes that maintaining its reputation among clients, investors, regulators and the general public is one important aspect of minimizing legal and operational risks. Maintaining the Company's reputation depends on a large number of factors, including the selection of the Company's clients and the conduct of its business activities. The Company seeks to maintain its reputation by screening potential investment banking clients and by conducting its business activities in accordance with high ethical standards.

        Potential investment banking clients are screened through a multi-step process that begins with the individual business units and product groups. In screening clients, these groups undertake a comprehensive review of the client and its background and the potential transaction to determine, among other things, whether they pose any risks to the Company's reputation. Following this initial review, potential clients and transactions are screened by the Lehman Brothers Investment Banking Commitment Committee, which is composed of senior members from various corporate and operating divisions of the Company. The Commitment Committee reviews the nature of the client and its business, the due diligence conducted by the business units and product groups, and the proposed terms of the transaction, in order to determine overall acceptability of the proposed transaction. In doing so, the Commitment Committee evaluates the appropriateness of the transaction for the Company, including a consideration of ethical and social responsibility issues and the potential effect of the transaction on the Company's reputation.

Value-At-Risk

        In general, value-at-risk measures potential loss of trading revenues at a given confidence level over a specified time horizon. Value-at-risk over a one-day holding period measured at a 95% confidence level implies the potential loss of daily trading revenue will be at least as large as the value-at-risk amount on one out of every 20 trading days.

        The table below presents an entity-wide reporting day value-at-risk that includes virtually all of the Company's trading activities using actual daily trading revenues over the previous 250 trading days. This estimate is measured as the loss, relative to the median daily trading revenue at a 95% confidence level. The table also presents an average of daily reporting day value-at-risk measures over the reporting period.

        Value-at-risk is one measurement of potential loss in trading revenues that may result from adverse market movements over a specified period of time with a selected likelihood of occurrence. As with all measures of value-at-risk, the Company's estimate has substantial limitations due to its reliance on historical performance, which is not necessarily a predictor of the future. Consequently, this value-at-risk estimate is only one of a number of tools the

Company uses in its daily risk management activities. The following table sets forth the daily value-at-risk for each component of market risk as well as total value-at-risk.

Value-At-Risk

			Quarter Ended February 29, 2004
In millions	February 29, 2004	November 30, 2003
			Average	High	Low
Interest rate risk	$20.4	$18.2	$19.9	$21.1	$18.2
Equity price risk	8.0	7.0	7.3	8.0	6.7
Foreign exchange risk	3.8	3.7	3.7	3.8	3.7
Diversification benefit	(7.5)	(7.2)	(7.5)

Total	$24.7	$21.7	$23.4	$24.7	$21.7

        The average, high and low values-at-risk for the year ended November 30, 2003 were $21.9 million, $25.4 million and $20.5 million, respectively. The increase in interest rate and equity price risk at February 29, 2004 compared with November 30, 2003 reflects moderately higher risk levels commensurate with higher levels of business activity in the current market environment.

Distribution of Daily Net Revenues

        Substantially all of the Company's inventory positions are marked-to-market daily with changes recorded in net revenues. The following chart sets forth the frequency distribution for daily net revenues for the Company's Capital Markets and Client Services segments (excluding asset management fees) for the quarter ended February 29, 2004.

        As discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations, the Company seeks to reduce risk through the diversification of its businesses and its focus on customer flow activities. This diversification and customer flow focus, combined with the Company's risk management controls and processes, helps mitigate the net revenue volatility inherent in the Company's trading activities.

Average Daily Trading Net Revenues

Critical Accounting Policies and Estimates

The following is a summary of the Company's critical accounting policies and estimates. For a full description of these and other accounting policies, see Note 1 to the Consolidated Financial Statements included in this Report.

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

Fair Value

        The determination of fair value is a critical accounting policy that is fundamental to the Company's financial condition and results of operations. The Company records its inventory positions including Securities and other inventory positions owned and Securities and other inventory positions sold but not yet purchased at market or fair value, with unrealized gains and losses reflected in Principal transactions in the Consolidated Statement of Income. In all instances, the Company believes it has established rigorous internal control processes to ensure the Company uses reasonable and prudent measurements of fair value on a consistent basis.

        When evaluating the extent to which management estimates may be required in preparing the Company's financial statements, the Company believes it is useful to analyze the balance sheet as shown in the following table:

Summary Balance Sheet

In millions	February 29, 2004
Assets
Securities and other inventory positions owned	$147,346	45%
Secured financings	143,563	44%
Receivables and other assets	33,545	10%
Identifiable intangible assets and goodwill	3,610	1%

Total assets	$328,064	100%

Liabilities and Equity
Securities and other inventory positions sold but not yet purchased	$84,642	26%
Secured financings	134,219	41%
Payables and other accrued liabilities	44,445	13%
Total capital	64,758	20%

Total liabilities and equity	$328,064	100%

        A significant majority of the Company's assets and liabilities are recorded at amounts for which significant management estimates are not used. The following balance sheet categories, comprising 54% of total assets and 74% of total liabilities and equity are valued at either historical cost or at contract value (including accrued interest) which, by their nature, do not require the use of significant estimates: Secured financings, Receivables and other assets, Payables and other accrued liabilities and Total capital. Securities and other inventory positions owned and Securities and other inventory positions sold but not yet purchased (long and short inventory positions, respectively), are recorded at market or fair value, the components of which may require, to varying degrees, the use of estimates in determining fair value. Also, determining the initial estimated fair values of acquired identifiable intangible assets and goodwill requires significant judgment and involves the use of significant estimates and assumptions.

        When evaluating the extent to which management estimates may be used in determining the fair value for long and short inventory, the Company believes it is useful to consider separately derivatives and cash instruments.

Derivatives

        The fair values of derivative assets and liabilities at February 29, 2004 were $16,133 million and $12,207 million, respectively. Included within these amounts were exchange-traded derivative assets and liabilities of $1,996 million and $1,816 million, respectively, for which fair value is determined based on quoted market prices. The fair values of the Company's OTC derivative assets and liabilities at February 29, 2004 were $14,137 million and $10,391 million, respectively. OTC derivative assets represent the Company's unrealized gains, net of unrealized losses, for situations in which the Company has a master netting agreement. Similarly, liabilities represent net amounts owed to counterparties.

        The majority of the Company's OTC derivatives are transacted in liquid trading markets for which fair value is determined using pricing models with readily observable market inputs. Examples of such derivatives include interest rate swap contracts, TBAs, foreign exchange forward and option contracts in G-7 currencies and equity swap and option contracts on listed securities. However, the determination of fair value for certain less liquid derivatives requires the use of significant estimates. Such derivatives include certain credit derivatives, equity option contracts greater than five years, and certain other complex derivatives used by the Company in providing clients with hedging alternatives to unique exposures. The Company strives to limit the use of significant judgment by using consistent pricing assumptions between reporting periods and using observed market data for model inputs whenever possible. As the market for complex products develops, the Company refines its pricing models based on market experience to use the most current indicators of fair value.

Cash Instruments

        The majority of the Company's non-derivative long and short inventory (i.e., cash instruments) is recorded at market value based on listed market prices or using third-party broker quotes, and therefore does not incorporate significant estimates. Examples of inventory valued in this manner include government securities, agency mortgage-backed securities, listed equities, money markets, municipal securities and corporate bonds. However, in certain instances the Company may deem such quotations to be unrealizable (e.g., when the instruments are thinly traded or when the Company holds a substantial block of a particular security such that the listed price is not deemed to be readily realizable). In such instances, the Company determines fair value based on management's best estimate giving appropriate consideration to reported prices and the extent of public trading in similar securities, the discount from the listed price associated with the cost at date of acquisition and the size of the position held in relation to the liquidity in the market, among other factors. When the size of the Company's holding of a listed security is likely to impair the Company's ability to realize the quoted market price, the Company records the position at a discount to the quoted price reflecting the Company's best estimate of fair value.

        When quoted prices are not available, fair value is determined based on pricing models or other valuation techniques, including the use of implied pricing from similar instruments. Pricing models are typically used to derive fair value based on the net present value of estimated future cash flows including adjustments, when appropriate, for liquidity, credit and/or other factors. For the vast majority of instruments valued through pricing models, significant estimates are not required because the market inputs to such models are readily observable and liquid trading markets provide clear evidence to support the valuations derived from such pricing models. Examples of inventory valued using pricing models or other valuation techniques for which the use of management estimates are deemed necessary include private equity investments, certain high yield positions, certain mortgages, mortgage-backed and real estate inventory and non-investment grade retained interests.

Private Equity and Other Principal Investments

        The Company's Private Equity business operates in five major asset classes: Merchant Banking, Real Estate, Venture Capital, Fixed Income-related and Third Party Funds. The Company has raised privately placed funds in all of these classes, for which the Company acts as general partner and in which it has general and in some cases limited partner interests. In addition, the Company generally co-invests directly in the investments made by the funds and may make other non-fund-related direct investments. The Company carries its private equity investments, including its general and limited partnership interests, at fair value. At February 29, 2004 and November 30, 2003, the Company's private equity related investments were $1,614 million and $1,303 million, respectively. At February 29, 2004, the largest industry concentration was 21% and the largest single-investment exposure was $103 million.

In addition, the Company held approximately $115 million in an energy-related principal investment at February 29, 2004, compared with $80 million at November 30, 2003.

        The determination of fair value for these investments often requires the use of estimates and assumptions because these investments are generally less liquid and often contain trading restrictions. The Company estimates that approximately $57 million of these investments have readily determinable fair values because they are publicly-traded securities with no remaining trading restrictions. For the remainder of these positions, fair value is based on the Company's assessment of the underlying investments incorporating valuations that consider expected cash flows, earnings multiples and/or comparisons to similar market transactions. Valuation adjustments, which may involve the use of significant management estimates, are an integral part of pricing these instruments, reflecting consideration of credit quality, concentration risk, sale restrictions and other liquidity factors. Additional information about the Company's private equity and other principal investment activities, including related commitments, can be found in Note 7 to the Consolidated Financial Statements included in this Report.

High Yield

        The Company underwrites, invests and makes markets in high yield corporate debt securities. The Company also syndicates, trades and invests in loans to below investment grade-rated companies. For purposes of this discussion, high yield debt instruments are defined as securities of or loans to companies rated BB+ or lower, or equivalent ratings by recognized credit rating agencies, as well as non-rated securities or loans that, in the opinion of management, are non-investment grade. Non-investment grade securities generally involve greater risks than investment grade securities due to the issuer's creditworthiness and the lower liquidity of the market for such securities. In addition, these issuers generally have relatively higher levels of indebtedness resulting in an increased sensitivity to adverse economic conditions. The Company recognizes these risks and seeks to reduce market and credit risk through the diversification of its products and counterparties. High yield debt instruments are carried at fair value, with unrealized gains or losses recognized in the Consolidated Statement of Income. Such instruments at February 29, 2004 and November 30, 2003 included long positions with an aggregate market value of approximately $4.1 billion and $4.0 billion and short positions with an aggregate market value of approximately $0.8 billion and $0.3 billion, respectively. At February 29, 2004, the largest industry concentration was 11%. The majority of these positions are valued using broker quotes or listed market prices. However, at February 29, 2004, approximately $900 million of these positions were valued using other valuation techniques because there was little or no trading activity. In such instances, the Company uses prudent judgment in determining fair value, which may involve using analyses of credit spreads associated with pricing of similar instruments, or other valuation techniques. The Company mitigates its aggregate and single-issuer net exposure through the use of derivatives, non-recourse financing and other financial instruments.

Mortgages, Mortgage-backed and Real Estate Inventory

        The Company is a market leader in mortgage-backed securities trading and loan securitizations (both residential and commercial). The Company's mortgage-related inventory includes loans held prior to securitization, securities and real estate owned. In this activity, the Company generally purchases mortgage loans from loan originators or in the secondary market and aggregates pools of loans for securitization. The Company also originates mortgage loans. From time to time, the Company may use non-recourse financings to fund these positions. The Company records mortgage loans and direct real estate investments at fair value, with related mark-to-market gains and losses recognized in Principal transactions in the Consolidated Statement of Income. Management estimates are generally required in determining the fair value of certain residential and commercial mortgage loans and direct real estate, because they are based on analyses of both cash flow projections and underlying property values. The Company uses independent appraisals to support management's assessment of the property in determining fair value for these positions. Approximately $15.7 billion of the Company's total $45.3 billion of mortgage, mortgage-backed and real estate inventory use the above valuation methodologies. This includes commercial real estate and commercial mortgage loan risk of $6.9 billion.

Non-Investment Grade Retained Interests

        The Company held approximately $0.9 billion of non-investment grade retained interests at February 29, 2004, down from $1.0 billion at November 30, 2003. Because these interests primarily represent the junior interests in commercial and residential mortgage securitizations for which there are not active trading markets, estimates generally are required in determining fair value. The Company values these instruments using prudent estimates of expected cash flows, and considers the valuation of similar transactions in the market. (See Note 4 to the Consolidated Financial Statements in this Report for additional information on the impact of adverse changes in assumptions on the fair value of these interests.)

Real Estate Reconfiguration Charges

        As a result of the Company's decision to exit its downtown New York area facilities after the events of September 11, 2001 and the Company's decision in 2002 to reconfigure certain of its global real estate facilities, the Company recognized real estate reconfiguration charges in 2004, 2003 and 2002. The recognition of these charges required significant management estimates including the Company's estimation of the vacancy periods prior to subleasing, the anticipated rate of subleases, and the amount of incentives (e.g., free rent periods) that may be required to induce sub-lessees.

Identifiable Intangible Assets and Goodwill

        The Company acquired Neuberger in October 2003 for a net purchase price of approximately $2.8 billion, excluding net cash and short-term investments acquired of approximately $276 million. The cost was allocated to the underlying net assets based on preliminary estimates of their estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired was recorded as goodwill. The judgments made in determining the estimated fair values and expected useful lives assigned to each class of assets and liabilities acquired can significantly affect net income. Determining the fair values and useful lives of certain assets acquired and liabilities assumed—intangible assets in particular—requires significant judgment and involves the use of significant estimates and assumptions. The Company is obtaining third-party valuations of certain intangible assets preliminarily carried at $951 million in the Consolidated Statement of Financial Condition at February 29, 2004 and the allocation of the purchase price therefore is subject to refinement.

        The Company is required to assess for impairment goodwill and other intangible assets with indefinite lives at least annually using fair value measurement techniques. If the estimated fair value of a reporting unit (an operating segment or one organizational level below an operating segment) exceeds its carrying value, goodwill of the reporting unit is considered not to be impaired. If the carrying value of a reporting unit exceeds its estimated fair value, the implied fair value of the reporting unit's goodwill is compared with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. If the carrying amount of the goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized equal to that excess. The impairment test for other intangible assets with indefinite lives is performed by comparing the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its estimated fair value an impairment loss is recognized equal to that excess. Periodically estimating the fair value of a reporting unit and intangible assets with indefinite lives involves significant judgment and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant effect on whether or not an impairment charge is recognized and the magnitude of such charge.

New Accounting Developments

        During the first quarter of 2003, the Company adopted EITF Issue No. 02-03, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved In Energy Trading and Risk Management Activities" ("EITF 02-03"). EITF 02-03 clarified that profit should not be recognized at the inception of a derivative contract if the contract does not have observable pricing. In such instances, the transaction price is deemed to be the best indicator of fair value and is required to be used. The effect upon adoption of EITF 02-03 was not material to the Company's financial condition or results of operations.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150")The statement specifies how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. However, in November 2003 the FASB indefinitely deferred the effective date of the statement's provisions for certain preferred securities subject to mandatory redemption. The remaining provisions of this statement are generally effective for financial instruments entered into after May 31, 2003. The Company was required to adopt the statement for all pre-existing transactions as of the Company's fourth quarter of 2003. The effect of adopting SFAS No. 150 was not material to the Company's financial condition or results of operations.

        In January 2003 the FASB issued FIN 46. In December 2003, the FASB revised FIN 46 ("FIN 46R"). At February 29, 2004, the Company adopted FIN 46R for substantially all VIEs in which the Company held a variable interest. The effect of adopting FIN 46R was not material to the Company's financial condition or results of operations. In accordance with the transition rules of FIN 46R, the Company will adopt FIN 46R in the 2004 second quarter as it relates to certain operating companies that are considered VIEs. The Company does not expect the adoption to have a material effect on the Company's financial condition or results of operations.

Effects of Inflation

        Because the Company's assets are, to a large extent, liquid in nature, they are not significantly affected by inflation. However, the rate of inflation affects the Company's expenses such as employee compensation, office space leasing costs and communications charges, which may not be readily recoverable in the prices of services offered by the Company. To the extent inflation results in rising interest rates and has other adverse effects on the securities markets, it may adversely affect the Company's financial position and results of operations in certain businesses.

LEHMAN BROTHERS HOLDINGS INC.
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

        Reference is made to Part I, Item 3, Legal Proceedings, in the Form 10-K for a complete description of the proceedings reported therein; only significant subsequent developments in such proceedings and new matters, if any, since the filing of the Form 10-K are described below.

        Actions Regarding Enron Corp.    (reported in the Form 10-K)

        In March 2004, plaintiff in Connecticut Resources Recovery Authority v. Lay voluntarily dismissed its claims against LBI, Holdings, and LB I Group Inc.

        Also in March 2004, the purported class action filed in Illinois state court in January 2004, Young v. Belfer, was removed to the United States District Court for the Northern District of Illinois and transferred to the United States District Court for the Southern District of Texas.

        The remaining third-party claims against LBI and Holdings have been voluntarily dismissed without prejudice in the Ahlich and Rosen cases.

        In March 2004, LJM2 Liquidation Statutory Trust B and its managing trustee filed a complaint against the limited partners in LJM2 Co-Investment L.P., including LB I Group Inc., alleging that the limited partners improperly rescinded a capital call. Plaintiffs seek monetary damages of approximately $75.4 million in the aggregate from the limited partners, plus interest and costs, as well as specific enforcement of the obligation to make capital contributions. The action is currently pending in Delaware Chancery Court.

        In March 2004, plaintiffs in Town of New Hartford v. Connecticut Resources Recovery Authority reasserted claims against certain defendants that plaintiffs had previously dismissed voluntarily. Contrary to the Plaintiffs' indicated intentions as reported in the Form 10-K, plaintiffs did not name any Lehman Brothers entity in the new complaint.

        WorldCom Litigation    (reported in the Form 10-K)

        In re WorldCom Inc. Securities Litigation.    The deadline for class members to opt-out of the class has been extended by an order of the United States Court of Appeals for the Second Circuit to 30 days after a mandate issues on the appeal pending before that court relating to whether certain actions should be remanded to the state courts.

        Individual Actions.    After voluntary dismissals and dismissals resulting from motions to dismiss, 26 individual actions remain pending that name LBI and/or Holdings as a defendant.

        In January 2004, the United States District Court for the Southern District of New York (the "New York District Court") granted plaintiff's motion to voluntarily dismiss the action commenced in June 2003 in the Superior Court of California, San Francisco County; it dismissed the action commenced in June 2003 in the District Court of Texas, Dallas County, against LBI and Holdings; it also dismissed plaintiffs' claims in a number of the actions originally filed in various federal district courts (Alaska (2), District of Columbia (1), New York (1) and Illinois (2)), where the damages claimed against LBI in each were less than $15 million; and it dismissed the Securities Act claims asserted against LBI and Holdings, among others, who had been added by amendment in the actions originally commenced in July 2003 in Illinois, California and Ohio state courts.

        Finally, plaintiffs in the fifteen actions commenced in various Mississippi state courts entered into a stipulation in March 2004 dismissing the underwriters, including LBI, with prejudice from these actions.

        Remanded Actions.    Plaintiffs in two of the three actions commenced by state or union pension funds in the state courts in Pennsylvania have voluntarily dismissed their actions.

ITEM 4.    Submission of Matters to a Vote of Security Holders

        At the annual meeting of stockholders of Holdings held on April 2, 2004, the following matters were submitted to a vote of security holders:

A)
A proposal was submitted for the election of all Class II Directors. The results for the nominees were: Roger S. Berlind—246,106,674 votes for, 6,212,395 withheld; Marsha Johnson Evans—250,217,142 votes for, 2,101,927 withheld; Sir Christopher Gent—237,516,548 votes for, 14,802,521 withheld; and Dina Merrill—239,191,394 votes for, 13,127,675 withheld. Mr. Berlind, Ms. Evans, Sir Christopher Gent and Ms. Merrill were elected to serve until the Annual Meeting in 2007 and until a successor is elected and qualified.

  The terms of the Class III Directors (Thomas H. Cruikshank, Henry Kaufman and John D. Macomber) and Class I Directors (Michael L. Ainslie, John F. Akers and Richard S. Fuld, Jr.) continue until the Annual Meetings in 2006 and 2005, respectively, and until their respective successors are elected and qualified.

B)
A proposal was submitted for the ratification of the Company's selection of Ernst & Young LLP as the Company's independent auditors for the 2004 fiscal year. The results were 246,335,576 votes for, 5,436,490 against and 557,003 abstaining, and the proposal was adopted.

ITEM 6.    Exhibits and Reports on Form 8-K

(a)   Exhibits

  The following exhibits are filed as part of (or are furnished with, as indicated below) this Quarterly Report or, where indicated, were heretofore filed and are hereby incorporated by reference:

3.01
Restated Certificate of Incorporation of the Registrant dated May 27, 1994 (incorporated by reference to Exhibit 3.1 to the Registrant's Transition Report on Form 10-K for the eleven months ended November 30, 1994)
3.02
Certificate of Designations with respect to the Registrant's 5.94% Cumulative Preferred Stock, Series C (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the Commission on May 13, 1998)
3.03
Certificate of Designations with respect to the Registrant's 5.67% Cumulative Preferred Stock, Series D (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed with the Commission on July 23, 1998)
3.04
Certificate of Designations with respect to the Registrant's Fixed/Adjustable Rate Cumulative Preferred Stock, Series E (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed with the Commission on March 30, 2000)
3.05
Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, dated April 9, 2001 (incorporated by reference to Exhibit 3.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 31, 2001)
3.06
Certificate of Designations with respect to the Registrant's 6.50% Cumulative Preferred Stock, Series F (incorporated by reference to Exhibit 4.01 to the Registrant's Current Report on Form 8-K filed with the Commission on August 26, 2003)
3.07
Certificate of Designations with respect to the Registrant's Floating Rate Cumulative Preferred Stock, Series G (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the SEC on January 30, 2004)
3.08	By-Laws of the Registrant, amended as of October 22, 2002 (incorporated by reference to Exhibit 3.06 to the Registrant's Annual Report on Form 10-K for the fiscal year ended November 30, 2002)
10.01
Lehman Brothers Supplemental Retirement Plan, as amended through December 10, 2003 (incorporated by reference to Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the fiscal year ended November 30, 2003)
11.01
Computation of Per Share Earnings (omitted in accordance with section (b)(11) of Item 601 of Regulation S-K; the calculation of per share earnings is set forth in Part I, Item 1, in Note 10 to the Consolidated Financial Statements (Earnings Per Common Share))
12.01	Computation of Ratios of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends (filed herewith)
31.01	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.02	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.01
Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Enacted by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)(This certification is being furnished in accordance with the Sarbanes-Oxley Act of 2002 and Commission Release No. 34-47551 and shall not be deemed "filed" with the Commission for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.)
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

(b)   Reports on Form 8-K

        The following Current Reports on Form 8-K were filed during the fiscal quarter for which this Report is filed:

  1.
  Form 8-K dated December 17, 2003, Items 7 and 12.

Financial Statements:
Exhibit 99.1	Press Release Relating to Earnings
Exhibit 99.2	Selected Statistical Information (Preliminary and Unaudited)
Exhibit 99.3	Consolidated Statement of Income
Three Months Ended November 30, 2003 (Preliminary and Unaudited)
Exhibit 99.4	Consolidated Statement of Income
Twelve Months Ended November 30, 2003 (Preliminary and Unaudited)
Exhibit 99.5	Segment Net Revenue Information
Three and Twelve Months Ended November 30, 2003 (Preliminary and Unaudited)
Exhibit 99.6	Reconciliation of Common Stockholders' Equity to Tangible Common Stockholders' Equity Quarter and Year Ended November 30, 2003
Exhibit 99.7	Total Leverage and Net Leverage Calculation (Preliminary and Unaudited)
  2.
  Form 8-K dated January 20, 2004, Item 5.

  3.
  Form 8-K dated January 30, 2004, Item 7.

  4.
  Form 8-K dated February 6, 2004, Item 7.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEHMAN BROTHERS HOLDINGS INC. (Registrant)
Date: April 14, 2004	By:	/s/ Christopher M. O'Meara Vice President and Controller (principal accounting officer)

[THIS PAGE INTENTIONALLY LEFT BLANK]

EXHIBIT INDEX

Exhibit No.	Exhibit
Exhibit 12.01	Computation of Ratios of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends
Exhibit 31.01	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.02	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Enacted by Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Enacted by Section 906 of the Sarbanes-Oxley Act of 2002