Form 10-Q
period 2004-05-31
LEHMAN BROTHERS HOLDINGS INC
filed 2004-07-14
CIK 806085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2004

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

(212) 526-7000
(Registrant’s telephone number, including area code)

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

As of June 30, 2004, 271,334,874 shares of the Registrant’s Common Stock, par value $0.10 per share, were outstanding.

[THIS PAGE INTENTIONALLY LEFT BLANK]

LEHMAN BROTHERS HOLDINGS INC.

FORM 10-Q

FOR THE QUARTER ENDED MAY 31, 2004

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

Holdings’ public internet site is http://www.lehman.com. Holdings makes available free of charge through its internet site, via a link to the SEC’s internet site at http://www.sec.gov, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the SEC. Holdings also makes available through its internet site, via a link to the SEC’s internet site, statements of beneficial ownership of Holdings’ equity securities filed by its directors, officers, 10% or greater shareholders and others under Section 16 of the Exchange Act.

In addition, Holdings makes available on http://www.lehman.com its most recent annual report on Form 10-K, its quarterly reports on Form 10-Q for the current fiscal year, its most recent proxy statement and its most recent annual report to stockholders, although in some cases these documents are not available on that site as soon as they are available on the SEC’s site. You will need to have on your computer the Adobe® Acrobat® Reader® software to view these documents, which are in the .PDF format. If you do not have Adobe Acrobat, a link to Adobe Systems Incorporated’s internet site, from which you can download the software, is provided.

LEHMAN BROTHERS HOLDINGS INC.

PART I—FINANCIAL INFORMATION

ITEM 1.     Financial Statements

LEHMAN BROTHERS HOLDINGS INC.

CONSOLIDATED STATEMENT of INCOME

(Unaudited)

	Three Months Ended May 31,		Six Months Ended May 31,
In millions, except per share data	2004	2003	2004	2003

Revenues
Principal transactions	$1,479	$1,275	$3,218	$2,043
Investment banking	546	426	1,054	792
Commissions	407	299	797	561
Interest and dividends	2,609	2,445	4,913	5,132
Asset management and other	187	25	371	42
Total revenues	5,228	4,470	10,353	8,570
Interest expense	2,302	2,179	4,283	4,568
Net revenues	2,926	2,291	6,070	4,002

Non-Interest Expenses
Compensation and benefits	1,457	1,168	3,023	2,041
Technology and communications	185	147	355	290
Brokerage and clearance fees	116	90	223	176
Occupancy	104	73	206	155
Professional fees	70	41	117	70
Business development	55	37	99	69
Other	55	30	112	59
Real estate related charges	—	77	19	77
Total non-interest expenses	2,042	1,663	4,154	2,937
Income before taxes and dividends on trust preferred securities	884	628	1,916	1,065
Provision for income taxes	275	173	613	295
Dividends on trust preferred securities	—	18	24	32
Net income	$609	$437	$1,279	$738
Net income applicable to common stock	$592	$426	$1,245	$716
Earnings per common share
Basic	$2.14	$1.76	$4.50	$2.96
Diluted	$2.01	$1.67	$4.23	$2.81

See Notes to Consolidated Financial Statements.

LEHMAN BROTHERS HOLDINGS INC.

CONSOLIDATED STATEMENT of FINANCIAL CONDITION

(Unaudited)

In millions	May 31, 2004	November 30, 2003

Assets
Cash and cash equivalents	$4,673	$7,922

Cash and securities segregated and on deposit for regulatory and other purposes	4,606	3,100

Securities and other inventory positions owned (includes $38,819 in 2004 and $35,679 in 2003 pledged as collateral)	147,195	137,040

Collateralized agreements:
Securities purchased under agreements to resell	90,464	87,416
Securities borrowed	67,977	51,396

Receivables:
Brokers, dealers and clearing organizations	5,117	4,875
Customers	14,400	8,809
Others	1,808	1,626

Property, equipment and leasehold improvements
(net of accumulated depreciation and amortization of $1,001 in 2004 and $921 in 2003)	2,990	2,806

Other assets	3,645	3,510

Identifiable intangible assets and goodwill (net of accumulated amortization of $189 in 2004 and $166 in 2003)	3,624	3,561
Total assets	$346,499	$312,061

See Notes to Consolidated Financial Statements.

In millions, except per share data	May 31, 2004	November 30, 2003

Liabilities and Stockholders’ Equity
Commercial paper and short-term debt	$2,802	$2,331
Securities and other inventory positions sold but not yet purchased	82,684	75,882
Collateralized financing:
Securities sold under agreements to repurchase	111,690	107,304
Securities loaned	17,908	13,988
Other secured borrowings	14,806	14,544
Payables:
Brokers, dealers and clearing organizations	3,408	3,067
Customers	37,690	27,666
Accrued liabilities and other payables	9,125	9,266
Long-term debt:
Senior notes	48,999	41,303
Subordinated indebtedness	3,381	2,226
Total liabilities	332,493	297,577
Commitments and contingencies
Preferred securities subject to mandatory redemption	—	1,310

Stockholders’ Equity
Preferred stock	1,175	1,045
Common stock, $0.10 par value;
Shares authorized: 600,000,000 in 2004 and 2003;
Shares issued 296,187,879 in 2004 and 294,575,285 in 2003;
Shares outstanding: 272,749,184 in 2004 and 266,679,056 in 2003	30	29
Additional paid-in capital	5,963	6,164
Accumulated other comprehensive income (net of tax)	(19)	(16)
Retained earnings	8,279	7,129
Other stockholders’ equity, net	697	1,031
Common stock in treasury, at cost: 23,438,695 shares in 2004 and 27,896,229 shares in 2003	(2,119)	(2,208)
Total stockholders’ equity	14,006	13,174
Total liabilities and stockholders’ equity	$346,499	$312,061

See Notes to Consolidated Financial Statements.

LEHMAN BROTHERS HOLDINGS INC.

CONSOLIDATED STATEMENT of CASH FLOWS

(Unaudited)

	Six Months Ended May 31,
In millions	2004	2003
Cash Flows from Operating Activities
Net income	$1,279	$738
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	213	153
Tax benefit from issuance of stock-based awards	179	147
Amortization of deferred stock compensation	279	238
Real estate related charges	19	77
Other adjustments	49	(8)
Net change in:
Cash and securities segregated and on deposit for regulatory and other purposes	(1,506)	(889)
Securities and other inventory positions owned	(10,359)	(9,941)
Securities borrowed, net of securities loaned	(12,661)	(1,085)
Other secured borrowings	262	(3,710)
Resale agreements, net of repurchase agreements	1,338	(750)
Receivables from brokers, dealers and clearing organizations	(242)	(3,219)
Receivables from customers	(5,591)	(3,275)
Securities and other inventory positions sold but not yet purchased	6,802	5,070
Payables to brokers, dealers and clearing organizations	341	4,553
Payables to customers	10,024	10,031
Accrued liabilities and other payables	(323)	280
Other operating assets and liabilities, net	(214)	167
Net cash used in operating activities	(10,111)	(1,423)
Cash Flows from Financing Activities
Proceeds from issuance of senior notes	11,878	8,019
Principal payments of senior notes	(4,045)	(4,880)
Proceeds from issuance of subordinated indebtedness	420	132
Principal payments of subordinated indebtedness	(575)	(282)
Proceeds from the issuance of trust issued securities	—	300
Issuance of common stock	51	38
Issuance of preferred stock	130	—
Net proceeds from commercial paper and short-term debt	471	130
Payments for treasury stock purchases	(1,240)	(548)
Issuance of treasury stock	290	154
Dividends paid	(129)	(80)
Net cash provided by financing activities	7,251	2,983
Cash Flows from Investing Activities
Purchases of property, equipment and leasehold improvements, net	(245)	(235)
Business acquisitions, net of cash acquired	(144)	(26)
Net cash used in investing activities	(389)	(261)
Net change in cash and cash equivalents	(3,249)	1,299
Cash and cash equivalents, beginning of period	7,922	3,699
Cash and cash equivalents, end of period	$4,673	$4,998
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (in millions):
Interest paid totaled $4,276 in 2004 and $4,563 in 2003.
Income taxes paid totaled $504 in 2004 and $357 in 2003.

See Notes to Consolidated Financial Statements.

LEHMAN BROTHERS HOLDINGS INC.

NOTES to CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Lehman Brothers Holdings Inc. (“Holdings”) and subsidiaries (collectively, the “Company,” “Lehman Brothers,” “we,” “us” or “our”). Lehman Brothers is one of the leading global investment banks serving institutional, corporate, government and high-net-worth individual clients and customers. Our worldwide headquarters in New York and regional headquarters in London and Tokyo are complemented by offices in additional locations in North America, Europe, the Middle East, Latin America and the Asia Pacific region. We are engaged primarily in providing financial services. The principal U.S. subsidiary of Holdings is Lehman Brothers Inc. (“LBI”), a registered broker-dealer. All material intercompany accounts and transactions are eliminated in consolidation.

These consolidated financial statements are prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) with respect to Form 10-Q and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Pursuant to such rules and regulations, certain footnote disclosures that normally are required under generally accepted accounting principles are omitted. These consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and the notes thereto (the “2003 Consolidated Financial Statements”) incorporated by reference in Holdings’ Annual Report on Form 10-K for the year ended November 30, 2003 (the “Form 10-K”). The Consolidated Statement of Financial Condition at November 30, 2003 was derived from the audited consolidated financial statements.

The consolidated financial statements are prepared in conformity with generally accepted accounting principles, which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates are required in determining the valuation of inventory, particularly over-the-counter (“OTC”) derivatives, certain high yield positions, private equity and other principal investments and certain mortgage, mortgage-backed and real estate inventory positions. Additionally, estimates are required in assessing the realizability of deferred tax assets and the outcome of litigation, determining the allocation of business acquisition purchase price to goodwill and intangible assets acquired, and determining the amount of real estate related reserves. Management believes the estimates used in preparing these financial statements are reasonable and prudent. Actual results could differ from these estimates.

The nature of our business is such that the results of any interim period may vary significantly from quarter to quarter and may not be indicative of the results to be expected for the fiscal year. Certain prior-period amounts reflect reclassifications to conform to the current period’s presentation.

Consolidation Accounting Policies

Operating Companies. Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51,” (“FIN 46”), which was issued in January 2003 and revised in December 2003 (“FIN 46R”), defines the criteria necessary to be considered an operating company for which the consolidation accounting guidance of Statement of Financial Accounting Standards (“SFAS”) No. 94, “Consolidation of All Majority-Owned Subsidiaries,” (“SFAS 94”) should be applied. SFAS 94 is a control-based model and requires consolidation of operating companies in which we have a controlling financial interest. The usual condition for a controlling financial interest is ownership of a majority of the voting interest in an operating company. FIN 46R defines operating companies as businesses that have sufficient legal equity to absorb the entities’ expected losses (presumed to require minimum 10% equity), and, in each case, for which the equity holders have substantive voting rights and participate substantively in the gains and losses of such entities. Accordingly, we consolidate operating companies in which we have a controlling financial interest. Operating companies in which we are able to exercise significant influence but do not control are accounted for under the equity method. Significant influence generally is deemed to exist when we own 20% to 50% of the voting equity of a corporation, or when we hold at least 3% of a limited partnership interest. The cost method is applied when we do not have the ability to exercise significant influence.

Special Purpose Entities. Special purpose entities (“SPEs”) are corporations, trusts or partnerships that are established for a limited purpose. SPEs by their nature generally do not provide equity owners with significant voting powers because the SPE documents govern all material decisions. There are two types of SPEs: qualifying special purpose entities (“QSPEs”) and variable interest entities (“VIEs”).

A QSPE generally can be described as an entity whose permitted activities are limited to passively holding financial assets and distributing cash flows based on pre-set terms. Our primary involvement with SPEs relates to securitization transactions in which transferred assets, including mortgages, loans, receivables and other assets, are sold to an SPE that qualifies as a QSPE under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” (“SFAS 140”). Such transferred assets are repackaged into securities (i.e., securitized). In accordance with this guidance, we recognize transfers of financial assets as sales provided control has been relinquished. Control is deemed to be relinquished only when all of the following conditions have been met: (i) the assets have been isolated from the transferor, even in bankruptcy or other receivership (true sale opinions are required); (ii) the transferee has the right to pledge or exchange the assets received and (iii) the transferor has not maintained effective control over the transferred assets (e.g., a unilateral ability to repurchase a unique or specific asset). In accordance with SFAS 140 we do not consolidate QSPEs. Rather, we recognize only our retained interests in the QSPEs, if any. We account for such retained interests at fair value with changes in fair value reported in earnings. FIN 46R does not alter the accounting for involvement with QSPEs.

Certain SPEs do not meet the QSPE criteria because their permitted activities are not sufficiently limited or because the assets are not deemed qualifying financial instruments (e.g., real estate). Such SPEs are referred to as VIEs and we may use them to create securities with a unique risk profile desired by investors and as a means of intermediating financial risk. In the normal course of business, we may establish VIEs, sell assets to VIEs, underwrite, distribute, and make a market in securities issued by VIEs, transact derivatives with VIEs, own securities or residual interests in VIEs, and provide liquidity or other guarantees to VIEs. Under FIN 46R, we are required to consolidate a VIE if we are deemed to be the primary beneficiary of such entity. The primary beneficiary is the party that has either a majority of the expected losses or a majority of the expected residual returns of such entity, as defined. We have adopted FIN 46R for all VIEs in which we hold a variable interest. The effect of adopting FIN 46R in fiscal 2004 was not material to our financial condition or results of operations.

Revenue Recognition Policies

Principal Transactions. Securities and other inventory positions owned and Securities and other inventory positions sold but not yet purchased (both of which are recorded on a trade-date basis) are valued at market or fair value, as appropriate, with unrealized gains and losses reflected in Principal transactions in the Consolidated Statement of Income. We follow the American Institute of Certified Public Accountants (“AICPA”) Audit and Accounting Guide, “Brokers and Dealers in Securities,” (the “Guide”) when determining market or fair value for financial instruments. Market value generally is determined based on listed prices or broker quotes. In certain instances, such price quotations may be deemed unreliable when the instruments are thinly traded or when we hold a substantial block of a particular security and the listed price is not deemed to be readily realizable. In accordance with the Guide, in these instances we determine fair value based on management’s best estimate giving appropriate consideration to reported prices and the extent of public trading in similar securities, the discount from the listed price associated with the cost at the date of acquisition, and the size of the position held in relation to the liquidity in the market, among other factors. When the size of our holding of a listed security is likely to impair our ability to realize the quoted market price, we record the position at a discount to the quoted price reflecting our best estimate of fair value. In such instances, we generally determine fair value with reference to the discount associated with the acquisition price of the security. When listed prices or broker quotes are not available we determine fair value based on pricing models or other valuation techniques including the use of implied pricing from similar instruments. We typically use pricing models to derive fair value based on the net present value of estimated future cash flows including adjustments, when appropriate, for liquidity, credit and/or other factors.

Investment Banking. Underwriting revenues and revenues for merger, acquisition advisory and related services are recognized when services for the transactions are completed. Underwriting expenses are deferred and recognized when the related revenues are recognized.

Commissions. Commissions primarily include fees from executing and clearing client transactions on stock, options and futures markets worldwide. These fees are recognized on a trade-date basis.

Investment Advisory Fees. Investment advisory fees are recorded as earned. Generally, high-net-worth and institutional clients are charged or billed quarterly based on the account’s net asset value at the beginning of a quarter. Investment advisory and administrative fees earned from our mutual fund business (the “Funds”) are charged monthly to the Funds based on average daily net assets under management.

Interest Revenue/Expense. We recognize contractual interest on Securities and other inventory positions owned and Securities and other inventory positions sold but not yet purchased on an accrual basis as a component of Interest and dividends revenue and Interest expense, respectively. Interest flows on derivative transactions are included as part of the mark-to-market valuation of these contracts in Principal transactions and are not recognized as a component of interest revenue or expense. We account for our secured financing activities and short- and long-term borrowings on an accrual basis with related interest recorded as interest revenue or interest expense, as applicable.

Securities and Other Inventory Positions. Securities and other inventory positions owned and Securities and other inventory positions sold but not yet purchased are valued at market or fair value, as appropriate, with unrealized gains and losses reflected in Principal transactions in the Consolidated Statement of Income. At May 31, 2004 and November 30, 2003 all firm-owned securities pledged to counterparties that have the right, by contract or custom, to sell or repledge the securities are classified as Securities owned (pledged as collateral) as required by SFAS 140.

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

Derivatives are recorded at market or fair value in the Consolidated Statement of Financial Condition on a net-by-counterparty basis when a legal right of set-off exists and are netted across products when such provisions are stated in the master netting agreement. Derivatives often are referred to as off-balance-sheet instruments because neither their notional amounts nor the underlying instruments are reflected as assets or liabilities of the Company. Instead, the market or fair values related to the derivative transactions are reported in the Consolidated Statement of Financial Condition as assets or liabilities in Derivatives and other contractual agreements, as applicable. Margin on futures contracts is included in receivables and payables from/to brokers, dealers and clearing organizations, as applicable. Changes in fair values of derivatives are recorded as Principal transactions in the Consolidated Statement of Income. Market or fair value generally is determined either by quoted market prices (for exchange-traded futures and options) or pricing models (for swaps, forwards and options). Pricing models use a series of market inputs to determine the present value of future cash flows with adjustments, as required, for credit risk and liquidity risk. Further valuation adjustments may be recorded, as deemed appropriate, for new or complex products or for positions with significant concentrations. These adjustments are integral components of the mark-to-market process. Credit-related valuation adjustments incorporate business and economic conditions, historical experience, concentrations, estimates of expected losses and the character, quality and performance of credit sensitive financial instruments.

We follow Emerging Issues Task Force (“EITF”) Issue No. 02-03, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved In Energy Trading and Risk Management Activities” (“EITF 02-03”) when marking to market our derivative contracts. Under EITF 02-03, recognition of a trading profit at inception of a derivative transaction is prohibited unless the fair value of that derivative is obtained from a quoted market price, supported by comparison to other observable market transactions, or based on a valuation technique incorporating observable market data.

As an end user, we primarily use derivatives to modify the interest rate characteristics of our long-term debt and secured financing activities. We also use equity derivatives to hedge our exposure to equity price risk embedded in certain of our debt obligations and foreign exchange forwards to manage the currency exposure related to our net investment in non-U.S.-dollar functional currency operations (collectively, “End-User Derivative Activities”). The accounting for End-User Derivative Activities is dependent on the nature of the hedging relationship. In certain hedging relationships both the derivative and the hedged item are marked to market through earnings (“fair value hedge”). In many instances, the hedge relationship is fully effective and the mark to market on the derivative and the hedged item offset. In other hedging relationships, the derivative is marked to market with the offsetting gains or losses recorded in Accumulated other comprehensive income, a component of Stockholders’ equity, until the related hedged item is recognized in earnings (“cash flow hedge”). Certain derivatives embedded in long-term debt are bifurcated from the debt and marked to market through earnings.

We principally use fair value hedges to convert a substantial portion of our fixed-rate debt and certain long-term secured financing activities to floating interest rates. Any hedge ineffectiveness in these relationships is recorded in Interest expense in the Consolidated Statement of Income. Gains or losses from revaluing foreign exchange contracts associated with hedging our net investments in non-U.S.-dollar functional currency operations are reported within Accumulated other comprehensive income in Stockholders’ equity. Unrealized receivables/payables resulting from the mark to market of end-user derivatives are included in Securities and other inventory positions owned or Securities and other inventory positions sold but not yet purchased.

Secured Financing Activities

Repurchase and Resale Agreements. Securities purchased under agreements to resell and Securities sold under agreements to repurchase, which are treated as financing transactions for financial reporting purposes, are collateralized primarily by government and government agency securities and are carried net by counterparty, when permitted, at the amounts at which the securities subsequently will be resold or repurchased plus accrued interest. It is our policy to take possession of securities purchased under agreements to resell. We monitor the market value of the underlying positions on a daily basis compared with the related receivable or payable balances, including accrued interest. We require counterparties to deposit additional collateral or return collateral pledged, as necessary, to ensure the market value of the underlying collateral remains sufficient. Securities and other inventory positions owned that are financed under repurchase agreements are carried at market value with changes in market value recorded in the Consolidated Statement of Income.

We use interest rate swaps as an end user to modify the interest rate exposure associated with certain fixed-rate resale and repurchase agreements. We adjust the carrying value of these secured financing transactions that have been designated as the hedged item.

Securities Borrowed and Loaned. Securities borrowed and securities loaned are carried at the amount of cash collateral advanced or received plus accrued interest. It is our policy to value the securities borrowed and loaned on a daily basis and to obtain additional cash as necessary to ensure such transactions are adequately collateralized.

Other Secured Borrowings. Other secured borrowings are recorded at contractual amounts plus accrued interest.

Private Equity Investments

We carry our private equity investments, including our partnership interests, at fair value based on our assessment of each underlying investment.

Long-Lived Assets

Property, equipment and leasehold improvements are recorded at historical cost, net of accumulated depreciation and amortization. Depreciation is recognized using the straight-line method over the estimated useful lives of the assets. Buildings are depreciated up to a maximum of 40 years. Leasehold improvements are amortized over the lesser of their useful lives or the terms of the underlying leases, ranging up to 30 years. Equipment, furniture and fixtures are depreciated over periods of up to 15 years. Internal use software that qualifies for capitalization under AICPA Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” is capitalized and subsequently amortized over the estimated useful life of the software, generally three years, with a maximum of seven years. We review long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. If the expected future undiscounted cash flows are less than the carrying amount of the asset, an impairment loss would be recognized to the extent the carrying value of such asset exceeded its fair value.

Identifiable Intangible Assets and Goodwill

On December 1, 2001, we adopted SFAS No. 141, “Business Combinations,” (“SFAS 141”) and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, intangible assets with indefinite lives and goodwill are not permitted to be amortized. Instead, these assets are evaluated at least annually for impairment. Goodwill is reduced upon the recognition of certain acquired net operating loss carryforward benefits.

Equity-Based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) established financial accounting and reporting standards for equity-based employee and non-employee compensation. SFAS 123 permits companies to account for equity-based employee compensation using the intrinsic-value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”), or using the fair-value method prescribed by SFAS 123. Through November 30, 2003 we followed APB 25 and its related interpretations to account for equity-based employee compensation. Accordingly, no compensation expense was recognized for stock option awards because the exercise price equaled or exceeded the market value of our common stock on the grant date. Compensation expense for restricted stock units with future service requirements was recognized over the relevant service periods.

Beginning in 2004, we adopted the fair-value method of accounting for equity-based employee awards using the prospective transition method permitted by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”). Under this method of transition, compensation expense is recognized based on the fair value of stock options and restricted stock units granted for 2004 and future years over the related service period. Stock options granted for the years ended November 30, 2003 and before continue to be accounted for under APB 25. The adoption of SFAS 123 did not have a material effect on our results of operations or financial condition in the three and six months ended May 31, 2004.

The following table illustrates the effect on net income and earnings per share for the three and six months ended May 31, 2004 and 2003 if the fair-value-based retroactive method prescribed by SFAS 123 had been applied to all awards granted, including those granted prior to fiscal year 2004.

Equity Based Compensation—Pro Forma Net Income and Earnings per Share

	Three Months Ended May 31,		Six Months Ended May 31,
In millions, except per share data	2004	2003	2004	2003

Net income, as reported	$609	$437	$1,279	$738
Add: stock-based employee compensation expense included in reported net income, net of related tax effect	72	66	162	143
Deduct: stock-based employee compensation expense determined under the fair-value-based method for all awards, net of related tax effect	(112)	(102)	(243)	(215)
Pro forma net income	$569	$401	$1,198	$666
Earnings per share:
Basic, as reported	$2.14	$1.76	$4.50	$2.96
Basic, pro forma	1.99	1.61	4.21	2.66
Diluted, as reported	2.01	1.67	4.23	2.81
Diluted, pro forma	1.90	1.55	4.01	2.57

Earnings per Common Share

We compute earnings per common share (“EPS”) in accordance with SFAS No. 128, “Earnings per Share.” Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the assumed conversion of all dilutive securities. For additional information see Notes 14 and 16 to the 2003 Consolidated Financial Statements incorporated by reference in the Form 10-K.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” (“SFAS 109”). We recognize the current and deferred tax consequences of all transactions that have been recognized in the financial statements using the provisions of the enacted tax laws. Deferred tax assets are recognized for temporary differences that will result in deductible amounts in future years and for tax loss carry-forwards. We record a valuation allowance to reduce deferred tax assets to an amount that more likely than not will be realized. Deferred tax liabilities are recognized for temporary differences that will result in taxable income in future years.

Statement of Cash Flows

Cash equivalents include highly liquid investments not held for resale with original maturities of three months or less.

Translation of Foreign Currencies

Assets and liabilities of foreign subsidiaries having non-U.S.-dollar functional currencies are translated at exchange rates at the Consolidated Statement of Financial Condition date. Revenues and expenses are translated at average exchange rates during the period. The gains or losses resulting from translating foreign currency financial statements into U.S. dollars, net of hedging gains or losses and taxes, are included in Accumulated other comprehensive income, a component of Stockholders’ equity. Gains or losses resulting from foreign currency transactions are included in the Consolidated Statement of Income.

Note 2. Securities and Other Inventory Positions

Securities and other inventory positions owned and Securities and other inventory positions sold but not yet purchased are recorded at fair value and were comprised of the following:

Securities and Other Inventory Positions

In millions	May 31, 2004	November 30, 2003
Securities and other inventory positions owned:
Mortgages, mortgage-backed and real estate inventory positions	$46,868	$38,957
Government and agencies	34,182	35,072
Derivatives and other contractual agreements	15,720	15,766
Corporate debt and other	22,117	20,069
Corporate equities	24,929	22,889
Certificates of deposit and other money market instruments	3,379	4,287
	$147,195	$137,040
Securities and other inventory positions sold but not yet purchased:
Government and agencies	$44,475	$47,556
Derivatives and other contractual agreements	12,620	11,440
Corporate debt and other	7,121	5,951
Corporate equities	18,468	10,935
	$82,684	$75,882

Note 3. Derivative Financial Instruments

In the normal course of business, we enter into derivative transactions both in a trading capacity and as an end-user. Our derivative activities (both trading and end-user) are recorded at fair value in the Consolidated Statement of Financial Condition. Acting in a trading capacity, we enter into derivative transactions to satisfy the needs of our clients and to manage our own exposure to market and credit risks resulting from our trading activities (collectively, “Trading-Related Derivative Activities”). We record our Trading-Related Derivative Activities at fair value with realized and unrealized gains and losses recognized in Principal transactions in the Consolidated Statement of Income. As an end-user, we primarily enter into interest rate swap and option contracts to adjust the interest rate nature of our funding sources from fixed to floating rates and to change the index on which floating interest rates are based (e.g., Prime to LIBOR).

The following table presents the fair value of our derivatives at May 31, 2004 and November 30, 2003. Assets included in the table represent unrealized gains, net of unrealized losses for situations in which we have a master netting agreement. Similarly, liabilities represent net amounts owed to counterparties.

Fair Value of Derivative Financial Instruments

	May 31, 2004 (1)		November 30, 2003 (1)
In millions	Assets	Liabilities	Assets	Liabilities
Interest rate, currency and credit default swaps and options (including caps, collars and floors)	$8,044	$5,473	$7,602	$5,614
Foreign exchange forward contracts and options	1,242	2,420	1,807	1,982
Other fixed income securities contracts (including futures contracts, options and TBAs)	1,601	1,034	1,264	750
Equity contracts (including equity swaps, warrants and options)	4,833	3,693	5,093	3,094
	$15,720	$12,620	$15,766	$11,440

(1)               Amounts represent carrying value (exclusive of collateral) and do not include receivables or payables related to exchange-traded futures contracts.

The fair value of derivative contracts at May 31, 2004 and November 30, 2003 represents our receivable/payable for derivative financial instruments before consideration of collateral. Included within the $15,720 million fair value of assets at May 31, 2004 was $13,023 million related to OTC contracts and $2,697 million related to exchange-traded contracts. Included within the $15,766 million fair value of assets at November 30, 2003 was $13,567 million related to OTC contracts and $2,199 million related to exchange-traded contracts.

The primary difference in risks between OTC and exchange-traded contracts is credit risk. OTC contracts contain credit risk for unrealized gains, net of collateral, from various counterparties for the duration of the contract. With respect to OTC contracts, we view our net credit exposure to third parties to be $9,263 million and $9,457 million at May 31, 2004 and November 30, 2003, respectively, representing the fair value of our OTC contracts in an unrealized gain position, after consideration of collateral. Counterparties to our OTC derivative products primarily are U.S. and foreign banks, securities firms, corporations, governments and their agencies, finance companies, insurance companies, investment companies and pension funds. Collateral held related to OTC contracts generally includes U.S. government and federal agency securities.

Presented below is an analysis of our net credit exposure at May 31, 2004 for OTC contracts based on actual ratings made by external rating agencies or by equivalent ratings established and used by our Credit Risk Management Department.

Net Credit Exposure

Counterparty Risk Rating	S&P/Moody’s Equivalent	Less than 1 Year	1-5 Years	5-10 Years	Greater than 10 Years	Total May 2004	Total Nov 2003
1	AAA/Aaa	4%	4%	4%	3%	15%	15%
2	AA-/Aa3 or higher	13%	6%	7%	6%	32%	30%
3	A-/A3 or higher	10%	9%	5%	9%	33%	34%
4	BBB-/Baa3 or higher	4%	4%	2%	6%	16%	18%
5	BB-/Ba3 or higher	1%	—%	1%	1%	3%	2%
6	B+/B1 or lower	—%	—%	1%	—%	1%	1%
		32%	23%	20%	25%	100%	100%

For a further discussion of our derivative-related activities, refer to Notes 1, 3 and 9 to the 2003 Consolidated Financial Statements incorporated by reference in the Form 10-K.

Note 4. Securitizations and Other Off-Balance-Sheet Arrangements

We are a market leader in mortgage- and asset-backed securitizations and other structured financing arrangements. In connection with these activities, we use SPEs principally for (but not limited to) the securitization of commercial and residential mortgages, home equity loans, government and corporate bonds, and lease and trade receivables. The majority of our involvement with SPEs relates to securitization transactions meeting the SFAS 140 definition of a QSPE. Based on the guidance in SFAS 140, we do not consolidate such QSPEs. We derecognize financial assets transferred in securitizations with QSPEs, provided we have relinquished control over such assets. We may retain an interest in the financial assets we securitize (“retained interests”), which may include assets in the form of residual interests in the SPEs established to facilitate the securitization. Any retained interests are included in Securities and other inventory positions owned (principally Mortgages and mortgage-backed) in the Consolidated Statement of Financial Condition. For further information regarding the accounting for securitization transactions, refer to Note 1 to the Consolidated Financial Statements included in this Form 10-Q (“Report”). During the six months ended May 31, 2004 and 2003, we securitized approximately $76 billion and $76 billion of financial assets, including $63 billion and $64 billion of residential mortgages, $3 billion and $4 billion of commercial mortgages and $10 billion and $8 billion of municipal and other asset-backed financial instruments, respectively.

At May 31, 2004 and November 30, 2003, we had approximately $0.9 billion and $1.0 billion, respectively, of non-investment grade retained interests from our securitization activities (principally junior security interests in securitizations) including $0.2 billion and $0.2 billion of commercial mortgages, $0.4 billion and $0.6 billion of residential mortgages, and $0.3 billion and $0.2 billion of other asset-backed financial instruments, respectively. We record our trading assets at fair value, including those assets held prior to securitization, as well as any retained interests post-securitization. Mark-to-market gains or losses are recorded in Principal transactions in the Consolidated Statement of Income.

The tables below outline the key economic assumptions used in measuring the fair value of retained interests:

May 31, 2004	Residential Mortgages	Commercial Mortgages	Municipal and Other Asset-Backed
Weighted-average life	4 years	1 year	8 years
Annual prepayment rate	4 – 80 CPR	0 – 15 CPR	0 – 12 CPR
Credit loss assumption	1.2– 7%	2 – 27%	0 – 4%
Weighted-average discount rate	23%	18%	3%

November 30, 2003	Residential Mortgages	Commercial Mortgages	Municipal and Other Asset-Backed
Weighted-average life	4 years	1 year	7 years
Annual prepayment rate	5 – 90 CPR	0 – 15 CPR	0 – 12 CPR
Credit loss assumption	0.5 – 7%	2 – 27%	3 – 12%
Weighted-average discount rate	21%	17%	3%

The table below outlines the sensitivity of the fair value of the retained interests to immediate 10% and 20% adverse changes in the preceding assumptions:

	May 31, 2004			November 30, 2003
In millions	Residential Mortgages	Commercial Mortgages	Municipal and Other Asset- Backed	Residential Mortgages	Commercial Mortgages	Municipal and Other Asset- Backed
Annual prepayment rate:
Impact of 10% adverse change	$1	$—	$—	$2	$—	$—
Impact of 20% adverse change	$1	$—	$—	$5	$—	$—
Credit loss assumption:
Impact of 10% adverse change	$18	$6	$7	$21	$6	$9
Impact of 20% adverse change	$35	$7	$14	$40	$6	$18
Weighted-average discount rate:
Impact of 10% adverse change	$31	$—	$27	$25	$—	$23
Impact of 20% adverse change	$50	$—	$54	$49	$—	$45

The sensitivity analysis in the preceding table is hypothetical and should be used with caution because the stresses are performed without considering the effect of hedges, which serve to reduce our actual risk. In addition, these results are calculated by stressing a particular economic assumption independent of changes in any other assumption (as required by U.S. GAAP); in reality, changes in one factor often result in changes in another factor (for example, changes in discount rates often will impact expected prepayment speeds). Further, changes in the fair value based on a 10% or 20% variation in an assumption should not be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear.

The following table summarizes cash flows between securitization trusts and us:

In millions Six months ended May 31, 2004	Residential Mortgages	Commercial Mortgages	Municipal and Other Asset-Backed
Cash flows received on retained interests	$211	$4	$84

Non-QSPE activities. Substantially all of our securitization activities are transacted through QSPEs, including residential and commercial mortgage securitizations. However, we also are actively involved with SPEs that do not meet the QSPE criteria due to their permitted activities not being sufficiently limited or because the assets are not deemed qualifying financial instruments (e.g., real estate). Our involvement with such SPEs includes collateralized debt obligations (“CDOs”), credit-linked notes and other structured financing transactions designed to meet customers’ investing or financing needs.

A CDO transaction involves the purchase by an SPE of a diversified portfolio of securities and/or loans that are then managed by an independent asset manager. Interests in the SPE (debt and equity) are sold to third party investors. Our primary role is limited to acting as structuring and placement agent, warehouse provider, underwriter and market maker in the related CDO securities. In a typical CDO, at the direction of a third party asset manager, we temporarily will warehouse securities or loans on our balance sheet pending the sale to the SPE once the permanent financing is completed in the capital markets. At May 31, 2004 we owned approximately $124 million of equity securities in such CDOs. Because our investments do not represent a majority of any CDO equity class, we are not deemed the primary beneficiary of the CDOs and therefore we do not consolidate such SPEs.

We are a dealer in credit default swaps and, as such, make a market in buying and selling credit protection on single issuers as well as on portfolios of credit exposures. One of the mechanisms we use to mitigate credit risk is to enter into default swaps with SPEs, in which we purchase default protection. In these transactions, the SPE issues credit-linked notes to investors and uses the proceeds to invest in high quality collateral. In addition, the SPE receives a premium from us for assuming credit risk under the default swap. Third-party investors in these SPEs are subject to default risk associated with the referenced obligations under the default swap as well as credit risk to the assets held by the SPE. Our maximum loss associated with our involvement with such credit-linked note transactions is the fair value of our credit default swaps with such SPEs, which approximated $250 million at May 31, 2004. While this amount represents the maximum amount we potentially could lose on such agreements, the maximum loss is highly unlikely because the value of the underlying collateral held by the SPEs was $6.9 billion and was investment grade quality. Because the results of our expected loss calculations generally demonstrate the investors in the SPE bear a majority of the entity’s expected losses (because the investors assume default risk associated with both the reference portfolio and the SPE’s assets), we generally are not deemed to be the primary beneficiary of these transactions and as such do not consolidate such SPEs.

In addition, we enter into other transactions with SPEs designed to meet customers’ investment and/or funding needs. For a further description of these transactions and SPE-related commitments see Note 7 to the Consolidated Financial Statements included in this Report.

Note 5. Securities Pledged as Collateral

We enter into secured borrowing and lending transactions to finance trading inventory positions, obtain securities for settlement and meet customers’ needs. We receive collateral in connection with resale agreements, securities borrowed transactions, customer margin loans and certain other loans. We generally are permitted to sell or repledge these securities held as collateral and use the securities to secure repurchase agreements, enter into securities lending transactions or deliver to counterparties to cover short positions. We carry secured financing agreements for financial reporting purposes on a net basis when permitted under the provisions of FASB Interpretation No. 41, “Offsetting of Amounts Related to Certain Repurchase and Reverse Repurchase Agreements” (“FIN 41”).

At May 31, 2004 and November 30, 2003, the fair value of securities received as collateral and securities owned that have not been sold, repledged or otherwise encumbered totaled approximately $77 billion and $67 billion, respectively. At May 31, 2004 and November 30, 2003, the gross fair value of securities received as collateral that we were permitted to sell or repledge was approximately $491 billion and $413 billion, respectively. Of this collateral, approximately $457 billion and $385 billion at May 31, 2004 and November 30, 2003, respectively, has been sold or repledged, generally as collateral under repurchase agreements or to cover Securities and other inventory positions sold but not yet purchased. Included in the $457 billion and $385 billion at May 31, 2004 and November 30, 2003, respectively, we had pledged securities, primarily fixed income, having a market value of approximately $71 billion and $56 billion, respectively, as collateral for securities borrowed having a market value of approximately $70 billion and $55 billion, respectively.

We also pledge our own assets, principally to collateralize certain financing arrangements. These pledged securities, where the counterparty has the right, by contract or custom, to rehypothecate the financial instruments are classified as Securities and other inventory positions owned, pledged as collateral, in the Consolidated Statement of Financial Condition as required by SFAS 140.

The carrying value of Securities and other inventory positions owned that have been pledged or otherwise encumbered to counterparties where those counterparties do not have the right to sell or repledge was approximately $50 billion and $47 billion at May 31, 2004 and November 30, 2003, respectively.

Note 6. Long-Term Debt

We adopted FIN 46R effective February 29, 2004, which required us to deconsolidate trusts that issue preferred securities subject to mandatory redemption. Accordingly, at May 31, 2004, Long-term debt includes junior subordinated debt issued to trusts that at November 30, 2003 and prior period ends was classified as Preferred securities subject to mandatory redemption. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—New Accounting Developments” and Note 12 to the 2003 Consolidated Financial Statements incorporated by reference in the Form 10-K and Note 8 to the Consolidated Financial Statements in this Report. The junior subordinated debt issued to trusts at May 31, 2004 and the Preferred securities subject to mandatory redemption at November 30, 2003 and prior period ends are collectively referred to hereinafter as “junior subordinated debt.” Dividends on trust preferred securities, which were presented as Dividends on trust preferred securities in the Consolidated Statement of Income through February 29, 2004, are included in Interest expense subsequent to February 29, 2004.

During the six months ended May 31, 2004, we issued approximately $12,298 million of long-term debt ($11,878 million of Senior notes and $420 million of Subordinated indebtedness) with a weighted-average maturity of 7.5 years. These issuances were primarily used to refinance current maturities of long-term debt in 2004 and to increase total capital (stockholders’ equity and long-term debt, including junior subordinated debt). We believe total capital is useful as a measure of our financial strength because it aggregates our long-term funding sources.

We retired (through maturity or repurchase) $4,620 million of long-term debt ($4,045 million of Senior notes and $575 million of Subordinated indebtedness) during the six months ended May 31, 2004. Long-term debt at May 31, 2004 scheduled to mature or be repayable prior to maturity at the option of the holder within one year totaled $9,420 million.

On February 23, 2004, Lehman Brothers Holdings Capital Trust I called for redemption on March 31, 2004 all of the outstanding 13 million shares of its 8.00% Preferred Securities, Series I, liquidation amount $25.00 per share, at a redemption price of $25.00 per share, together with accrued and unpaid distributions to the redemption date. The corresponding $325 million principal amount of Holdings’ junior subordinated debt issued to the Trust was redeemed at the same time.

On March 4, 2004, we called for redemption on April 1, 2004 all of our outstanding floating rate convertible notes due April 1, 2022 (the “Convertible Notes”) with an aggregate principal balance of $575 million at a redemption price of par plus accrued and unpaid interest to the redemption date. All such Convertible Notes were redeemed for cash.

On April 1, 2004, Lehman Brothers Holdings Capital Trust V sold 16 million shares of 6% Preferred Securities, Series M, liquidation amount $25.00 per share, with an issue date of April 22, 2004. Distributions are payable quarterly. A corresponding $400 million principal amount of junior subordinated debt was issued by Holdings to the

Trust. The Series M Preferred Securities have a mandatory redemption date of April 22, 2053, and may be redeemed at our option in whole or in part on or after April 22, 2009. The proceeds were used for general corporate purposes.

Through April 2004 we maintained a revolving credit agreement (the “Credit Agreement”) with a syndicate of banks under which the banks committed to provide up to $1.0 billion. In April 2004, we renewed and increased the Credit Agreement. Under the new Credit Agreement, the banks have committed to provide up to $1.5 billion through April 2007. The Credit Agreement contains covenants requiring, among other things, that we maintain a specified level of tangible net worth. We also maintain a $750 million multi-currency revolving credit facility for Lehman Brothers Bankhaus AG (the “Facility”). The Facility has a term of 364 days expiring in October 2004, with an option to extend payment for an additional 364 days. There were no borrowings outstanding under either the Credit Agreement or the Facility at May 31, 2004, although drawings have been made under both and repaid from time to time during the quarter. We have maintained compliance with the applicable covenants of the Credit Agreement and the Facility at all times.

As a result of the acquisition of Neuberger Berman Inc. (“Neuberger”) on October 31, 2003, we assumed all obligations under an aggregate of $166 million of zero-coupon convertible notes due May 4, 2021 issued by Neuberger in May 2001. Each $1,000 principal amount at maturity of the notes was convertible into 6.5843 shares of Holdings’ common stock (approximately 1.1 million shares in total) and $131.80 in cash (approximately $21.9 million in total) in certain circumstances. The holders of the notes had the right to cause us to repurchase the notes at their accreted value on May 4 of 2004, 2006, 2011 and 2016; and in May 2004 holders of substantially all of the notes caused us to repurchase the notes for cash at their accreted value.

On May 21, 2004, Lehman Brothers Holdings Capital Trust II called for redemption on June 30, 2004 all of the outstanding 15.4 million shares of its 7.875% Preferred Securities, Series J, liquidation amount $25.00 per share, at a redemption price of $25.00 per share, together with accrued and unpaid distributions to the redemption date. The corresponding $385 million principal amount of Holdings’ junior subordinated debt issued to the Trust was redeemed at the same time.

Note 7. Commitments and Contingencies

In the normal course of business, we enter into various commitments and guarantees, including lending commitments to high grade and high yield borrowers, private equity investment commitments, liquidity commitments and other guarantees. In all instances, we mark to market these commitments and guarantees with changes in fair value recognized in Principal transactions in the Consolidated Statement of Income.

Lending–Related Commitments

	Total	Amount of Commitment Expiration per Period
In millions May 31, 2004	Contractual Amount	Remaining 2004	2005- 2007	2008- 2009	2010 and Thereafter
High grade (1)	$8,802	$2,137	$4,979	$1,686	$—
High yield (2)	3,360	595	1,404	589	772
Mortgage commitments	9,733	9,733	—	—	—
Contingent acquisition facilities	4,685	3,353	1,332	—	—
Secured lending transactions, including forward starting resale and repurchase agreements	159,406	141,222	17,050	140	994

(1)          We view our net credit exposure for high grade commitments, after consideration of hedges, to be $3.4 billion.

(2)          We view our net credit exposure for high yield commitments, after consideration of hedges, to be $3.0 billion.

Through our high grade and high yield sales, trading and underwriting activities, we make commitments to extend credit in loan syndication transactions. We use various hedging and funding strategies to manage actively our market, credit and liquidity exposures on these commitments. In addition, total commitments are not indicative of actual risk or funding requirements, because the commitments may not be drawn or fully used. These commitments and any related drawdowns of these facilities typically have fixed maturity dates and are contingent on certain representations, warranties and contractual conditions applicable to the borrower. We define high yield (non-investment grade) exposures as securities of or loans to companies rated BB+ or lower or equivalent ratings by recognized credit rating agencies, as well as non-rated securities or loans that, in management’s opinion, are non-investment grade.

High grade and high yield. We had commitments to investment grade borrowers of $8.8 billion ($3.4 billion after consideration of credit risk hedges) and $8.1 billion ($3.0 billion after consideration of credit risk hedges) at May 31, 2004 and November 30, 2003, respectively. We had commitments to non-investment grade borrowers of $3.4 billion ($3.0 billion after consideration of credit risk hedges) and $2.9 billion ($2.6 billion after consideration of credit risk hedges) at May 31, 2004 and November 30, 2003, respectively.

Mortgage commitments. At May 31, 2004 and November 30, 2003 we had outstanding mortgage commitments of approximately $9.7 billion and $5.5 billion, respectively, including $9.2 billion and $5.0 billion of residential mortgages and $0.5 billion and $0.5 billion of commercial mortgages. These commitments require us to originate mortgage loans at the option of a borrower generally within 90 days at fixed interest rates. During the six months ended May 31, 2004 we originated ourselves or sourced through our origination channels approximately $31 billion of residential mortgage loans. We substantially mitigate our risk on these loan commitments through hedges and we manage our risk associated with these commitments consistent with our global risk management policies. We sell mortgage loans, once originated, principally through securitization. See Note 4 to the Consolidated Financial Statements included in this Report for a discussion of our securitization activities.

Contingent acquisition facilities. We provided high yield contingent commitments related to acquisition financing of approximately $4.7 billion and $2.5 billion at May 31, 2004 and November 30, 2003, respectively. Our intent is, and our past practice has been, to sell down substantially all the credit risk associated with these loans, if closed, through loan syndications consistent with our credit facilitation framework. These commitments are not indicative of our actual risk because the borrower may not complete the contemplated acquisition or, if the borrower completes the acquisition, often will raise funds in the capital markets instead of drawing on our commitment. Additionally, the borrower’s ability to draw generally is subject to there being no material adverse change in either market conditions or the borrower’s financial condition, among other factors. These commitments also generally contain certain flexible pricing features to adjust for changing market conditions prior to closing.

Secured lending transactions. In connection with our financing activities, we had outstanding commitments under certain collateralized lending arrangements of approximately $5.1 billion and $5.0 billion at May 31, 2004 and November 30, 2003, respectively. These commitments require borrowers to provide acceptable collateral, as defined in the agreements, when amounts are drawn under the lending facilities. Advances made under these lending arrangements typically are at variable interest rates and generally provide for over-collateralization based on the borrowers’ creditworthiness. In addition, at May 31, 2004, we had commitments to enter into forward starting, secured resale and repurchase agreements, principally secured by government and government agency collateral, of $94.8 billion and $59.5 billion, respectively, compared with $78.4 billion and $46.2 billion, respectively, at November 30, 2003.

Other Commitments and Guarantees

In accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” (“FIN 45”), we are required to disclose certain guarantees, including derivative contracts, that require us to make payments to a counterparty based on changes in an underlying instrument or index (e.g., security prices, interest rates, and currency rates). Derivatives that meet the FIN 45 definition of a guarantee include written credit default swaps, written put options, written foreign exchange options and written interest rate caps and floors. Under FIN 45, derivatives are not considered guarantees if such contracts are cash settled and we have no basis to determine whether it is probable the derivative counterparty held the related underlying instrument. Accordingly, when these conditions are met, we do not include such derivative contracts in the table below.

Other Commitments and Guarantees

	Notional/	Amount of Commitment Expiration per Period
In millions May 31, 2004	Maximum Payout	Remaining 2004	2005- 2007	2008- 2009	2010 and Thereafter
Derivative contracts	$435,487	$75,998	$141,168	$44,667	$173,654
Municipal-securities-related liquidity commitments	5,181	2,481	324	34	2,342
Commitments and guarantees associated with other special purpose entities	2,783	764	623	596	800
Standby letters of credit	1,962	1,689	273	—	—
Private equity and other principal investment commitments	597	252	345	—	—

Derivative contracts. At May 31, 2004 and November 30, 2003, the maximum payout value of derivative contracts deemed to meet the FIN 45 definition of a guarantee was approximately $435 billion and $322 billion, respectively. For purposes of determining maximum payout, notional values are used; however, we believe the fair value of these contracts is a more relevant measure of these obligations because we believe the notional amounts greatly overstate our expected payout. At May 31, 2004 and November 30, 2003, the fair value of such derivative contracts approximated $9.7 billion and $8.9 billion, respectively. In addition, all amounts included above are before consideration of hedging transactions. We have substantially mitigated our risk on these contracts through hedges, such as other derivative contracts and/or cash instruments. We manage risk associated with derivative guarantees consistent with our global risk management policies. We record derivative contracts, including those considered to be guarantees under FIN 45, at fair value with related gains/losses recognized in Principal transactions in the Consolidated Statement of Income.

Municipal securities. At May 31, 2004 and November 30, 2003, we had liquidity commitments of approximately $5.2 billion and $5.1 billion, respectively, related to trust certificates backed by investment grade municipal securities. Our obligations are limited because they generally cease if the underlying assets are downgraded below investment grade or default.

Commitments and guarantees with SPEs. We enter into certain structured financing transactions with SPEs to facilitate customers’ funding needs. In this regard, we provided liquidity protection to SPEs of approximately $0.8 billion and $0.7 billion at May 31, 2004 and November 30, 2003, respectively. Our maximum loss associated with such commitments is $0.8 billion at May 31, 2004; however, we believe our actual risk is significantly less because these liquidity commitments generally are overcollateralized with investment grade collateral. At May 31, 2004 the liquidity we provided was not deemed to represent a majority of the SPEs’ expected losses and as such we did not consolidate the SPEs.

In addition, we provide certain limited downside default protection to investors in SPEs. Our maximum loss under such commitments was approximately $2.0 billion and $1.8 billion, at May 31, 2004 and November 30, 2003, respectively. Because the investors in such SPEs bear all upside potential and significant downside variability, we are not deemed to be the primary beneficiary of these entities and as such do not consolidate. We believe our actual exposure to be significantly less than the maximum exposure disclosed because our obligations are collateralized by the SPEs’ assets and contain significant constraints under which such downside protection will be available.

Standby letters of credit. At May 31, 2004 and November 30, 2003, we were contingently liable for $2.0 billion and $0.9 billion, respectively, of letters of credit primarily used to provide collateral for securities and commodities borrowed and to satisfy margin deposits at option and commodity exchanges.

Private equity and other principal investments. At May 31, 2004 and November 30, 2003, we had private equity commitments of approximately $554 million and $382 million, respectively. In addition, we were committed to invest up to $43 million and $170 million in an energy-related principal investment at May 31, 2004 and November 30, 2003, respectively.

Other. In the normal course of business, we provide guarantees to securities clearinghouses and exchanges. These guarantees generally are required under the standard membership agreements, such that members are required to guarantee the performance of other members. To mitigate these performance risks, the exchanges and clearinghouses often require members to post collateral. Our obligations under such guarantees could exceed the collateral amounts posted; however, the potential for us to be required to make payments under such guarantees is deemed remote. In connection with certain asset sales and securitization transactions, we often make representations and warranties about the assets conforming to specified guidelines. If it is later determined the underlying assets fail to conform to the specified guidelines, we may have an obligation to repurchase the assets or indemnify the purchaser against any losses. To mitigate these risks, to the extent the assets being securitized may have been originated by third parties, we seek to obtain appropriate representations and warranties from these third parties on acquisition of such assets.

Securities and other inventory positions sold but not yet purchased represent our obligations to purchase the securities at prevailing market prices. Therefore, the future satisfaction of such obligations may be for an amount greater or less than the amount recorded. The ultimate gain or loss is dependent on the price at which the underlying financial instrument is purchased to settle our obligation under the sale commitment.

In the normal course of business, we are exposed to credit and market risk as a result of executing, financing and settling various customer security and commodity transactions. These risks arise from the potential that customers or counterparties may fail to satisfy their obligations and the collateral obtained is insufficient. In such instances, we may be required to purchase or sell financial instruments at unfavorable market prices. We seek to control these risks by obtaining margin balances and other collateral in accordance with regulatory and internal guidelines.

Certain of our subsidiaries, as general partners, are contingently liable for the obligations of certain public and private limited partnerships. In our opinion, contingent liabilities, if any, for the obligations of such partnerships will not, in the aggregate, have a material adverse effect on our consolidated financial condition or results of operations.

Litigation

In the normal course of business we have been named a defendant in a number of lawsuits and other legal and regulatory proceedings. Such proceedings include actions brought against us and others with respect to transactions in which we acted as an underwriter or financial advisor, actions arising out of our activities as a broker or dealer in securities and commodities and actions brought on behalf of various classes of claimants against many securities firms, including us. Although there can be no assurance as to the ultimate outcome, we generally have denied, or believe we have a meritorious defense and will deny, liability in all significant cases pending against us, and we intend to defend vigorously each such case. Based on information currently available, analysis of insurance coverage and established reserves, we believe the eventual outcome of the actions against us will not, in the aggregate, have a material adverse effect on our consolidated financial condition or cash flows, but may be material to our operating results for any particular period, depending on the level of income for such period.

Concentrations of Credit Risk

As a leading global investment bank, we are actively involved in securities underwriting, brokerage, distribution and trading. These and other related services are provided on a worldwide basis to a large and diversified group of clients and customers, including multi-national corporations, governments, emerging growth companies, financial institutions and individual investors.

A substantial portion of our securities and commodities transactions are collateralized and are executed with, and on behalf of, commercial banks and other institutional investors, including other brokers and dealers. Our exposure to credit risk associated with the non-performance of these customers and counterparties in fulfilling their contractual obligations pursuant to securities transactions can be directly impacted by volatile or illiquid trading markets, which may impair the ability of customers and counterparties to satisfy their obligations to us.

Securities and other inventory positions owned include U.S. government and agency securities and securities issued by non-U.S. governments which, in the aggregate, represented 10% of our total assets at May 31, 2004. In addition, collateral we held for resale agreements represented approximately 26% of total assets at May 31, 2004, and primarily consisted of securities issued by the U.S. government, federal agencies or non-U.S. governments. Our most significant industry concentration is financial institutions, which includes other brokers and dealers, commercial banks and institutional clients. This concentration arises in the normal course of our business.

Note 8. Preferred Securities Subject to Mandatory Redemption

At May 31, 2004, Holdings owned all the common equity of four Delaware business trusts that had issued an aggregate liquidation value of $1,385 million of preferred securities. The trusts were formed for the purpose of (a) issuing trust securities representing ownership interests in the assets of the trust; (b) investing the gross proceeds of the trust securities in junior subordinated debentures of Holdings; and (c) engaging in activities necessary or incidental thereto. The preferred securities are fully and unconditionally guaranteed by Holdings, based on its combined obligations under a guarantee, a trust agreement and a junior subordinated debt indenture. For a description of certain restrictions on Holdings’ ability to obtain funds from its subsidiaries by dividend or loan, see Note 17 to the 2003 Consolidated Financial Statements incorporated by reference in the Form 10-K.

We adopted FIN 46R effective February 29, 2004, which required us to deconsolidate the trusts that issue preferred securities subject to mandatory redemption. Accordingly, at May 31, 2004, Subordinated indebtedness, included in Long-term debt, includes junior subordinated debt issued to trusts that at November 30, 2003 and prior period ends was classified as Preferred securities subject to mandatory redemption. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—New Accounting Developments” and Note 12 to the 2003 Consolidated Financial Statements incorporated by reference in the Form 10-K and Note 6 to the Consolidated Financial Statements included in this Report. Dividends on trust preferred securities, which were presented as Dividends on trust preferred securities in the Consolidated Statement of Income through February 29, 2004, are included in Interest expense in periods subsequent to February 29, 2004.

Note 9. Preferred Stock

On January 30, 2004, Holdings issued 5,200,000 Depositary Shares, each representing 1/100th of a share of Holdings’ Floating Rate

Cumulative Preferred Stock, Series G (“Series G Preferred Stock”), $1.00 par value, for a total of $130 million. Dividends on the Series G Preferred Stock are payable at a floating rate per annum of one-month LIBOR plus 0.75%, with a floor of 3.0% per annum. Dividends are cumulative and are payable monthly. The Series G Preferred Stock has a redemption price of $2,500 per share, together with accrued and unpaid dividends. The proportionate redemption price of each depositary share is $25.00. Holdings may redeem any or all of the outstanding shares of Series G Preferred Stock beginning on February 15, 2009. The $130 million redemption value of the shares outstanding at May 31, 2004 is classified in the Consolidated Statement of Financial Condition as a component of Preferred stock. The Series G Preferred Stock has no voting rights except as provided below or as otherwise from time to time required by law. If dividends payable on the Series G Preferred Stock or on any other equally-ranked series of preferred stock (currently our Cumulative Preferred Stock, Series C, D, E and F) have not been paid for six or more quarters, whether or not consecutive, the authorized number of directors of the Company automatically will be increased by two. The holders of the Series G Preferred Stock will have the right, with holders of any other equally-ranked series of preferred stock that have similar voting rights and on which dividends likewise have not been paid, voting together as a class, to elect two directors to fill such newly-created directorships until the dividends in arrears are paid. Each share of Series G Preferred Stock will have ten votes whenever it is entitled to voting rights. We intend to use the proceeds for general corporate purposes. For a complete description of the terms, rights and preferences of the Series G Preferred Stock, see the Current Report on Form 8-K we filed with the SEC on January 30, 2004.

Note 10. Earnings per Common Share

Earnings per share was calculated as follows:

	Three Months Ended May 31,		Six Months Ended May 31,
In millions, except per share data	2004	2003	2004	2003
Numerator:
Net income	$609	$437	$1,279	$738
Preferred stock dividends	(17)	(11)	(34)	(22)
Numerator for basic earnings per share—net income applicable to common stock	$592	$426	$1,245	$716
Denominator:
Denominator for basic earnings per share— weighted-average common shares	276.8	242.3	276.4	242.1
Effect of dilutive securities:
Employee stock options	15.0	11.4	15.6	10.5
Restricted stock units	2.4	2.1	2.7	1.8
Dilutive potential common shares	17.4	13.5	18.3	12.3
Denominator for diluted earnings per share—weighted average common and dilutive potential common shares(1)	294.2	255.8	294.7	254.4
Basic Earnings Per Share	$2.14	$1.76	$4.50	$2.96
Diluted Earnings Per Share	$2.01	$1.67	$4.23	$2.81
(1) Anti-dilutive options and restricted stock units excluded from the calculations of diluted earnings per share	2.5	12.9	2.5	12.9

Note 11. Capital Requirements

We operate globally through a network of subsidiaries, with several subject to regulatory requirements. In the United States, LBI and Neuberger Berman, LLC (“NBLLC”), as registered broker-dealers, are subject to SEC Rule 15c3-1, the Net Capital Rule, which requires these companies to maintain net capital of not less than the greater of 2% of aggregate debit items arising from customer transactions, as defined, or 4% of funds required to be segregated for customers’ regulated commodity accounts, as defined. At May 31, 2004, LBI and NBLLC had regulatory net capital, as defined, of $2,418 million and $330 million, respectively, which exceeded the minimum requirement by $2,161 million and $309 million, respectively.

Lehman Brothers International (Europe) (“LBIE”), a United Kingdom registered broker-dealer and subsidiary of Holdings, is subject to the capital requirements of the Financial Services Authority (“FSA”) of the United Kingdom. Financial resources, as defined, must exceed the total financial resources requirement of the FSA. At May 31, 2004 LBIE’s financial resources of approximately $4,311 million exceeded the minimum requirement by approximately $1,341 million. Lehman Brothers Japan Inc.’s Tokyo branch, a regulated broker-dealer, is subject to the capital requirements of the Financial Services Agency and, at May 31, 2004, had net capital of approximately $588 million, which was approximately $290 million in excess of the specified levels required. Lehman Brothers Bank, FSB (the “Bank”), our thrift subsidiary, is regulated by the Office of Thrift Supervision (“OTS”). The Bank exceeds all regulatory capital requirements and is considered well capitalized by the OTS. Certain other non-U.S. subsidiaries are subject to various securities, commodities and banking regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. At May 31, 2004 these other subsidiaries were in compliance with their applicable local capital adequacy requirements. In addition, our “AAA” rated derivatives subsidiaries, Lehman Brothers Financial Products Inc. (“LBFP”) and Lehman Brothers Derivative Products Inc. (“LBDP”), have established certain capital and operating restrictions that are reviewed by various rating agencies. At May 31, 2004, LBFP and LBDP each had capital that exceeded the requirements of the rating agencies.

Note 12. Employee Benefit Plans

We provide various pension plans for the majority of our employees worldwide. In addition, we provide certain other postretirement benefits, primarily health care and life insurance, to eligible employees. The following tables present the components of net periodic cost/(benefit) related to these plans for the three and six months ended May 31, 2004 and 2003:

Components of Net Periodic Cost/(Benefit)

					Postretirement Benefits
In millions	U.S. Pensions		Non-U.S. Pensions
Three months ended May 31,	2004	2003	2004	2003	2004	2003
Service cost	$8	$5	$2	$1	$1	$—
Interest cost	12	11	4	4	1	1
Expected return on plan assets	(17)	(14)	(6)	(5)	—	—
Recognized net actuarial loss	8	8	2	2	—	—
Net periodic cost	$11	$10	$2	$2	$2	$1

Six months ended May 31,	2004	2003	2004	2003	2004	2003
Service cost	$16	$11	$3	$2	$1	$1
Interest cost	25	22	8	7	2	2
Expected return on plan assets	(34)	(28)	(11)	(10)	—	—
Recognized net actuarial loss	16	15	4	5	—	—
Net periodic cost	$23	$20	$4	$4	$3	$3

We do not expect to contribute to our pension plans in 2004 based on the plans’ current funded status.

Note 13. September 11th and Real Estate Related Costs

As a result of the September 11, 2001 terrorist attacks on the World Trade Center in New York City and our subsequent decision to reconfigure certain of our global real estate facilities, we established a liability for the expected losses from sub-leasing such facilities at prices lower than the prices we pay to our landlords. The charges related to reconfiguring global real estate were recognized in accordance with EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” See Note 21 to the 2003 Consolidated Financial Statements incorporated by reference in the Form 10-K for a complete discussion of these charges.

In March 2004 we reached an agreement to exit virtually all of our remaining leased space at our downtown New York City location, which clarified the loss on this location and resulted in a $19 million charge in the 2004 first quarter. In the 2004 second quarter we paid approximately $190 million in connection with this agreement, all of which had previously been accrued.

During the six months ended May 31, 2004 and the year ended November 30, 2003 changes in the liability, which is included in Accrued liabilities and other payables in the Consolidated Statement of Financial Condition, were as follows:

In millions	Beginning Balance	Real Estate Reconfiguration	Utilized (1)	Ending Balance
Year ended November 30, 2003	$346	$77	$(27)	$396
Six months ended May 31, 2004	396	19	(229)	186

(1)          Net of interest accretions of $17 million in 2003 and $6 million in the six months ended May 31, 2004.

Note 14. Segments

We operate in three segments: Investment Banking, Capital Markets and Client Services.

The Investment Banking segment provides advice to corporate, institutional and government clients throughout the world on mergers, acquisitions and other financial matters. The segment also raises capital for clients by underwriting public and private offerings of debt and equity securities. The segment is composed of global industry groups—Communications and Media, Consumer/Retailing, Financial Institutions, Financial Sponsors, Healthcare, Industrial, Natural Resources, Power, Real Estate and Technology—that include bankers who deliver industry knowledge to meet clients’ objectives. Specialized product groups within Mergers and Acquisitions and Global Finance, including Equity Capital Markets, Debt Capital Markets, Leveraged Finance and Private Placements, are partnered with global relationship managers in the global industry groups to provide comprehensive solutions for clients. Specialists in product development and derivatives also are engaged to tailor specific structures for clients.

The Capital Markets segment includes institutional customer flow activities, research, and secondary trading and financing activities in fixed income and equity products. These products include a wide range of cash, derivative, secured financing and structured instruments. We are a leading global market-maker in numerous equity and fixed income products including U.S., European and Asian equities, government and agency securities, money market products, corporate high grade, high yield and emerging market securities, mortgage- and asset-backed securities and real estate, preferred stock, municipal securities, bank loans, foreign exchange, financing and derivative products. We are one of the largest market-makers in terms of U.S. and pan-European listed equities trading volume and we maintain a major presence in over-the-counter U.S. stocks, major Asian large capitalization stocks, warrants, convertible debentures and preferred issues. The segment also includes the risk arbitrage and secured financing businesses, as well as realized and unrealized gains and losses related to private equity investments. The secured financing business manages our equity and fixed income matched book activities, supplies secured financing to institutional clients and customers, and provides secured funding for our inventory of equity and fixed income products.

The Client Services segment consists of the Private Client and Asset Management business lines. Private Client generates customer-flow transactional fee revenues from high-net-worth clients and Asset Management generates primarily fee-based revenues from customized investment management services for high-net-worth clients, as well as asset management fees from mutual fund and other institutional investors. Asset Management also generates management and incentive fees from our role as general partner for private equity and alternative investment partnerships. Our Private Equity business operates in five major asset classes: Merchant Banking, Real Estate, Venture Capital, Fixed Income-related and Third Party Funds.

Our segment information for the three and six months ended May 31, 2004 and 2003 is prepared using the following methodologies:

•                  Revenues and expenses directly associated with each segment are included in determining income before taxes.

•                  Expenses not directly associated with specific segments are allocated based on the most relevant measures applicable, including each segment’s revenues, headcount and other factors.

•                  Net revenues include allocations of interest revenue and interest expense to securities and other positions in relation to the cash generated by, or funding requirements of, the underlying positions.

•                  Segment assets include an allocation of indirect corporate assets that have been fully allocated to our business segments, generally based on each segment’s respective headcount figures.

Segments

In millions	Investment Banking	Capital Markets	Client Services	Total
Three months ended May 31, 2004
Gross revenues	$546	$4,248	$434	$5,228
Interest expense	—	2,297	5	2,302
Net revenues	546	1,951	429	2,926
Depreciation and amortization expense	10	74	22	106
Other expenses	392	1,248	296	1,936
Income before taxes	$144	$629	$111	$884
Segment assets (billions)	$1.4	$334.4	$10.7	$346.5

Three months ended May 31, 2003
Gross revenues	$426	$3,808	$236	$4,470
Interest expense	—	2,172	7	2,179
Net revenues	426	1,636	229	2,291
Depreciation and amortization expense	12	55	8	75
Other expenses (1)	333	1,015	163	1,511
Income before taxes (1)	$81	$566	$58	$705
Segment assets (billions)	$1.6	$294.9	$5.9	$302.4

(1)          Excludes real estate related charge of $77 million.

Six months ended May 31, 2004
Gross revenues	$1,054	$8,439	$860	$10,353
Interest expense	—	4,268	15	4,283
Net revenues	1,054	4,171	845	6,070
Depreciation and amortization expense	21	149	46	216
Other expenses (1)	777	2,553	589	3,919
Income before taxes (1)	$256	$1,469	$210	$1,935
Segment assets (billions)	$1.4	$334.4	$10.7	$346.5

(1)          Excludes real estate related charge of $19 million.

Six months ended May 31, 2003
Gross revenues	$792	$7,360	$418	$8,570
Interest expense	—	4,557	11	4,568
Net revenues	792	2,803	407	4,002
Depreciation and amortization expense	28	107	18	153
Other expenses (1)	623	1,788	296	2,707
Income before taxes (1)	$141	$908	$93	$1,142
Segment assets (billions)	$1.6	$294.9	$5.9	$302.4

(1)          Excludes real estate related charge of $77 million.

Net Revenues by Geographic Region

Net revenues are recorded in the geographic region of the location of the senior coverage banker or investment advisor in the case of Investment Banking or Asset Management, respectively, or where the position was risk managed within Capital Markets and Private Client. In addition, certain revenues associated with domestic products and services that result from relationships with international clients and customers have been reclassified as international revenues using an allocation consistent with our internal reporting.

Net Revenues by Geographic Region

	Three Months Ended May 31,		Six Months Ended May 31,
In millions	2004	2003	2004	2003

Europe	$545	$416	$1,137	$846
Asia Pacific	349	169	685	331
Total International	894	585	1,822	1,177
U.S.	2,032	1,706	4,248	2,825
Total	$2,926	$2,291	$6,070	$4,002

Note 15. Condensed Consolidating Financial Statement Schedules

LBI, a wholly-owned subsidiary of Holdings, had approximately $1.5 billion of debt securities outstanding at May 31, 2004 that were issued in registered public offerings and were therefore subject to the reporting requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934. Holdings has fully and unconditionally guaranteed these outstanding debt securities of LBI (and any debt securities of LBI that may be issued in the future under these registration statements), which, together with the information presented in this Note 15, allows LBI to avail itself of an exemption provided by SEC rules from the requirement to file separate LBI reports under the Exchange Act. See Note 17 to the 2003 Consolidated Financial Statements incorporated by reference in the Form 10-K for a discussion of restrictions on the ability of Holdings to obtain funds from its subsidiaries by dividend or loan.

The following schedules set forth our condensed consolidating statement of income for the three and six months ended May 31, 2004 and 2003, our condensed consolidating balance sheet at May 31, 2004 and November 30, 2003, and our condensed consolidating statement of cash flows for the six months ended May 31, 2004 and 2003. In the following schedules, “Holdings” refers to the unconsolidated balances of Holdings, “LBI” refers to the unconsolidated balances of Lehman Brothers Inc. and “Other Subsidiaries” refers to the combined balances of all other subsidiaries of Holdings. “Eliminations” represents the adjustments necessary to (a) eliminate intercompany transactions and (b) eliminate our investments in subsidiaries.

Condensed Consolidating Statement of Income for the Three Months Ended May 31, 2004

In millions	Holdings	LBI	Other Subsidiaries	Eliminations	Total
Net revenues	$(461)	$1,540	$1,847	$—	$2,926
Equity in net income of subsidiaries	820	124	—	(944)	—
Total non-interest expenses	12	1,006	1,024	—	2,042
Income before taxes and dividends on preferred securities subject to mandatory redemption	347	658	823	(944)	884
Provision (benefit) for income taxes	(262)	208	329	—	275
Dividends on preferred securities subject to mandatory redemption	—	—	—	—	—
Net income	$609	$450	$494	$(944)	$609

Condensed Consolidating Statement of Income for the Three Months Ended May 31, 2003

In millions	Holdings	LBI	Other Subsidiaries	Eliminations	Total
Net revenues	$(9)	$1,475	$825	$—	$2,291
Equity in net income of subsidiaries	608	43	—	(651)	—
Total non-interest expenses	267	987	409	—	1,663
Income before taxes and dividends on preferred securities subject to mandatory redemption	332	531	416	(651)	628
Provision (benefit) for income taxes	(105)	189	89	—	173
Dividends on preferred securities subject to mandatory redemption	—	—	18	—	18
Net income	$437	$342	$309	$(651)	$437

Condensed Consolidating Statement of Income for the Six Months Ended May 31, 2004

In millions	Holdings	LBI	Other Subsidiaries	Eliminations	Total
Net revenues	$(156)	$2,759	$3,467	$—	$6,070
Equity in net income of subsidiaries	1,575	217	—	(1,792)	—
Total non-interest expenses	473	1,827	1,854	—	4,154
Income before taxes and dividends on preferred securities subject to mandatory redemption	946	1,149	1,613	(1,792)	1,916
Provision (benefit) for income taxes	(333)	363	583	—	613
Dividends on preferred securities subject to mandatory redemption	—	—	24	—	24
Net income	$1,279	$786	$1,006	$(1,792)	$1,279

Condensed Consolidating Statement of Income for the Six Months Ended May 31, 2003

In millions	Holdings	LBI	Other Subsidiaries	Eliminations	Total
Net revenues	$12	$2,386	$1,604	$—	$4,002
Equity in net income of subsidiaries	1,035	79	—	(1,114)	—
Total non-interest expenses	450	1,656	831	—	2,937
Income before taxes and dividends on preferred securities subject to mandatory redemption	597	809	773	(1,114)	1,065
Provision (benefit) for income taxes	(141)	278	158	—	295
Dividends on preferred securities subject to mandatory redemption	—	—	32	—	32
Net income	$738	$531	$583	$(1,114)	$738

Condensed Consolidating Balance Sheet at May 31, 2004

In millions	Holdings	LBI	Othe Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$1,558	$471	$2,644	$—	$4,673
Cash and securities segregated and on deposit for regulatory and other purposes	—	2,033	2,573	—	4,606
Securities and other inventory positions owned	9,786	45,002	134,131	(41,724)	147,195
Collateralized agreements	109	111,515	46,817	—	158,441
Equity in net assets of subsidiaries	14,572	1,524	36,658	(52,754)	—
Receivables and other assets	3,244	19,854	23,513	(15,027)	31,584
Due from subsidiaries	46,962	37,282	254,544	(338,788)	—
Total assets	$76,231	$217,681	$500,880	$(448,293)	$346,499

Liabilities and stockholders’ equity
Commercial paper and short-term debt	$1,867	$95	$840	$—	$2,802
Securities and other inventory positions sold but not yet purchased	111	31,631	92,460	(41,518)	82,684
Collateralized financing	653	78,357	65,394	—	144,404
Accrued liabilities and other payables	534	19,672	45,375	(15,358)	50,223
Due to subsidiaries	20,592	78,740	224,547	(323,879)	—
Long-term debt	38,468	5,093	23,603	(14,784)	52,380
Total liabilities	62,225	213,588	452,219	(395,539)	332,493
Commitments and contingencies	—	—	—	—	—
Total stockholders’ equity	14,006	4,093	48,661	(52,754)	14,006
Total liabilities and stockholders’ equity	$76,231	$217,681	$500,880	$(448,293)	$346,499

Condensed Consolidating Balance Sheet at November 30, 2003

In millions	Holdings	LBI	Other Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$4,892	$159	$2,871	$—	$7,922
Cash and securities segregated and on deposit for regulatory and other purposes	—	1,920	1,180	—	3,100
Securities and other inventory positions owned	11,534	47,674	126,954	(49,122)	137,040
Collateralized agreements	318	97,166	41,328	—	138,812
Equity in net assets of subsidiaries	12,526	1,355	28,694	(42,575)	—
Receivables and other assets	3,477	12,183	20,675	(11,148)	25,187
Due from subsidiaries	37,423	36,065	191,398	(264,886)	—
Total assets	$70,170	$196,522	$413,100	$(367,731)	$312,061

Liabilities and stockholders’ equity
Commercial paper and short-term debt	$1,566	$96	$669	$—	$2,331
Securities and other inventory positions sold but not yet purchased	245	35,657	88,860	(48,880)	75,882
Collateralized financing	2,358	83,823	49,655	—	135,836
Accrued liabilities and other payables	594	15,860	34,912	(11,367)	39,999
Due to subsidiaries	19,099	52,454	184,378	(255,931)	—
Long-term debt	33,134	5,326	14,047	(8,978)	43,529
Total liabilities	56,996	193,216	372,521	(325,156)	297,577
Commitments and contingencies	—	—	—	—	—
Preferred securities subject to mandatory redemption	—	—	1,310	—	1,310
Total stockholders’ equity	13,174	3,306	39,269	(42,575)	13,174
Total liabilities and stockholders’ equity	$70,170	$196,522	$413,100	$(367,731)	$312,061

Condensed Consolidating Statement of Cash Flows for the Six Months Ended May 31, 2004

In millions	Holdings	LBI	Other Subsidiaries	Eliminations	Total

Cash Flows from Operating Activities
Net income	$1,279	$786	$1,006	$(1,792)	$1,279
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in net income of subsidiaries	(1,575)	(217)	—	1,792	—
Depreciation and amortization	63	22	128	—	213
Tax benefit from issuance of stock-based awards	179	—	—	—	179
Amortization of deferred stock compensation	279	—	—	—	279
Real estate related charges	19	—	—	—	19
Other adjustments	12	22	15	—	49
Net change in:
Cash and securities segregated and on deposit	—	(113)	(1,393)	—	(1,506)
Securities and other inventory positions owned	1,387	2,631	(7,033)	(7,344)	(10,359)
Collateralized agreements and collateralized financing, net	(1,496)	(19,814)	10,249	—	(11,061)
Securities and other inventory positions sold but not yet purchased	(134)	(4,026)	3,600	7,362	6,802
Due to/from affiliates, net	(8,046)	25,070	(17,363)	339	—
Other assets and liabilities, net	151	(3,883)	8,084	(357)	3,995
Net cash provided by (used in) operating activities	(7,882)	478	(2,707)	—	(10,111)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	8,960	9	3,329	—	12,298
Principal payments of long-term debt	(3,322)	(203)	(1,095)	—	(4,620)
Issuance of common stock	51	—	—	—	51
Issuance of preferred stock	130	—	—	—	130
Net proceeds from commercial paper and short-term debt	301	(1)	171	—	471
Payments for treasury stock purchases	(1,240)	—	—	—	(1,240)
Issuance of treasury stock	290	—	—	—	290
Dividends paid	(129)	—	—	—	(129)
Net cash provided by (used in) financing activities	5,041	(195)	2,405	—	7,251

Cash Flows from Investing Activities
Purchases of property, equipment and leasehold improvements, net	(27)	(21)	(197)	—	(245)
Business acquisitions, net of cash acquired	—	—	(144)	—	(144)
Dividends received/(paid)	196	50	(246)	—	—
Capital contributions from / (to) subsidiaries, net	(662)	—	662	—	—
Net cash provided by (used in) investing activities	(493)	29	75	—	(389)
Net change in cash and cash equivalents	(3,334)	312	(227)	—	(3,249)
Cash and cash equivalents, beginning of period	4,892	159	2,871	—	7,922
Cash and cash equivalents, end of period	$1,558	$471	$2,644	$—	$4,673

Condensed Consolidating Statement of Cash Flows for the Six Months Ended May 31, 2003

In millions	Holdings	LBI	Other Subsidiaries	Eliminations	Total

Cash Flows from Operating Activities
Net income	$738	$531	$583	$(1,114)	$738
Adjustments to reconcile net income to net cash used in operating activities:
Equity in net income of subsidiaries	(1,035)	(79)	—	1,114	—
Depreciation and amortization	57	34	62	—	153
Tax benefit from issuance of stock-based awards	147	—	—	—	147
Amortization of deferred stock compensation	238	—	—	—	238
Real estate related charges	19	31	27	—	77
Other adjustments	—	—	(8)	—	(8)
Net change in:
Cash and securities segregated and on deposit	—	45	(914)	(20)	(889)
Securities and other inventory positions owned	(2,086)	(2,298)	(30,441)	24,884	(9,941)
Collateralized agreements and collateralized financing, net	1,462	575	(7,582)	—	(5,545)
Securities and other inventory positions sold but not yet purchased	(36)	(1,802)	31,379	(24,471)	5,070
Due to/from affiliates, net	553	1,441	(1,692)	(302)	—
Other assets liabilities, net	(135)	1,883	6,880	(91)	8,537
Net cash provided by (used in) operating activities	(78)	361	(1,706)	—	(1,423)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	5,654	4	2,493	—	8,151
Principal payments of long-term debt	(3,868)	(364)	(930)	—	(5,162)
Proceeds from issuance of trust	—	—	300	—	300
Issuance of common stock	38	—	—	—	38
Net proceeds from commercial paper and short-term debt	210	(8)	(72)	—	130
Payments for treasury stock purchases	(548)	—	—	—	(548)
Issuance of treasury stock	154	—	—	—	154
Dividends paid	(80)	—	—	—	(80)
Net cash provided by (used in) financing activities	1,560	(368)	1,791	—	2,983

Cash Flows from Investing Activities
Purchases of property, equipment and leasehold improvements, net	(39)	(10)	(186)	—	(235)
Business acquisitions, net of cash acquired	(26)	—	—	—	(26)
Capital contributions from / (to) subsidiaries	(117)	(15)	132	—	—
Net cash used in investing activities	(182)	(25)	(54)	—	(261)
Net change in cash and cash equivalents	1,300	(32)	31	—	1,299
Cash and cash equivalents, beginning of period	1,980	82	1,637	—	3,699
Cash and cash equivalents, end of period	$3,280	$50	$1,668	$—	$4,998

ITEM 2.	LEHMAN BROTHERS HOLDINGS INC.
MANAGEMENT’S DISCUSSION and ANALYSIS of FINANCIAL
CONDITION and RESULTS of OPERATIONS

Contents

Introduction

Forward-Looking Statements

Executive Overview

Results of Operations

Segments

Geographic Diversification

Liquidity, Funding and Capital Resources

Summary of Contractual Obligations and Commitments

Off-Balance-Sheet Arrangements

Risk Management

Critical Accounting Policies and Estimates

New Accounting Developments

Effects of Inflation

Introduction

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements incorporated by reference in Holdings’ Annual Report on Form 10-K for the year ended November 30, 2003 (the “Form 10-K”).

Lehman Brothers Holdings Inc. (“Holdings”) and subsidiaries (collectively, the “Company,” “Lehman Brothers,” “we,” “us” or “our”) is one of the leading global investment banks serving institutional, corporate, government and high-net-worth individual clients and customers. Our worldwide headquarters in New York and regional headquarters in London and Tokyo are complemented by offices in additional locations in North America, Europe, the Middle East, Latin America and the Asia Pacific region. Through our subsidiaries, we are a global market-maker in all major equity and fixed income products. To facilitate our market-making activities, we are a member of all principal securities and commodities exchanges in the U.S. and we hold memberships or associate memberships on several principal international securities and commodities exchanges including the London, Tokyo, Hong Kong, Frankfurt, Milan and Paris stock exchanges.

Our principal business activities are investment banking, capital markets facilitation and investment management and advisory services, which, by their nature, are subject to volatility primarily due to changes in interest and foreign exchange rates, security and real estate valuations, global economic and political trends and industry competition. Through our investment banking, trading, research, structuring and distribution capabilities in equity and fixed income products, we continue to build on our client/customer business model. This model focuses on customer flow activities. The customer flow model is based on our principal focus of facilitating client transactions in all major global capital markets products and services. We generate customer flow revenues from institutional and high-net-worth clients/customers by (i) advising on and structuring transactions specifically suited to meet client needs; (ii) serving as a market-maker and/or intermediary in the global marketplace, including having securities and other financial instrument products available to allow clients to rebalance their portfolios and diversify risks across different market cycles; (iii) providing investment management and advisory services; and (iv) acting as an underwriter to clients. As part of our customer flow activities, we maintain inventory positions of varying amounts across a broad range of financial instruments that are marked to market daily and, along with proprietary trading positions, give rise to Principal transactions and net interest revenue. The investment banking industry is significantly influenced by worldwide economic conditions as well as other factors inherent in the global financial markets. As a result, revenues and earnings may vary from quarter to quarter and from year to year.

Unless otherwise stated, all references in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to the three and six months of 2004 and 2003 refer to the three and six months ended May 31, 2004 and 2003, respectively, and all references to quarters are to our fiscal quarters. In addition, all references to “business acquisitions” refer to the transactions described under “Business Acquisitions and Dispositions” later in this section.

Forward-Looking Statements

Some of the statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, including those relating to our strategy and other statements that are predictive in nature, that depend on or refer to future events or conditions or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates” and similar expressions, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements are not historical facts but instead represent only management’s expectations, estimates and projections regarding future events. These statements are not guarantees of future performance and involve uncertainties that are difficult to predict, which may include, but are not limited to, market fluctuations and volatility, industry competition and changes in the competitive environment, investor sentiment, liquidity risks, credit ratings changes, credit exposure, legal and regulatory proceedings and changes and the success of the Neuberger Berman Inc. (“Neuberger”) integration. For further discussion of these risks, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Certain

Factors Affecting Results of Operations” incorporated by reference in the Form 10-K. As a global investment bank, our results of operations have varied significantly in response to global economic and market trends and geopolitical events. The nature of our business makes predicting the future trends of revenues difficult. Caution should be used when extrapolating historical results to future periods.

Our actual results and financial condition may differ, perhaps materially, from the anticipated results and financial condition in any such forward-looking statements and, accordingly, readers are cautioned not to place undue reliance on such statements. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Executive Overview

Net income totaled $609 million and $1,279 million in the three and six months of 2004, respectively, up 39% and 73% from the corresponding 2003 periods, representing the highest six months and second highest quarterly net income ever reported. Diluted earnings per share were $2.01 and $4.23 in the three and six months of 2004, respectively, up 20% and 51% from the corresponding 2003 periods. Net revenues rose to $2,926 million and $6,070 million in the three and six months of 2004, respectively, up 28% and 52% from the corresponding 2003 periods. Return on average common stockholders’ equity was 18.6% and 19.9% in the three and six months of 2004, respectively, compared with 19.6% and 16.8% in the corresponding 2003 periods. Return on average common stockholders’ equity includes after-tax real estate related charges of $11 million in the six months of 2004 and $45 million in the three and six months of 2003. Return on average common stockholders’ equity is computed by dividing annualized net income applicable to common stock for the period by average common stockholders’ equity. Average common stockholders’ equity was $12,716 million and $12,521 million for the three and six months of 2004, respectively, and $8,696 million and $8,545 million for the three and six months of 2003, respectively. These results reflect significant increases in all business segments and geographic regions compared with the corresponding 2003 periods.

Business Environment

During 2003 the global business environment began to emerge from a prolonged slump. Gross domestic product (“GDP”) growth rates began to improve, worldwide capacity indicated core inflation would remain low, labor markets began showing signs of stabilization, and corporate governance issues and geopolitical concerns eased their grip on investor sentiment—all serving to increase the sense of stability. During early 2004 the global business environment continued to be favorable due to a combination of factors including positive economic growth, improved corporate profitability, stronger equity markets and low interest rates.

United States. The business environment in the 2004 second quarter was one of contrasts. Weak payroll data in March seemed to confirm a low and stable interest rate environment, which would allow the Federal Reserve (the “Fed”) to leave the Fed Funds rate unchanged for the remainder of the year. As a result, treasuries rallied, mortgage refinancings continued at robust levels, credit spreads tightened and equity-trading volumes rose. The growing economy, enhanced corporate profitability and renewed investor confidence extended beyond the capital markets into investment banking and, as a result, mergers and acquisitions (“M&A”) activity and the volume of equity and debt origination all improved early in the 2004 second quarter. However, stronger macroeconomic indicators in April tempered the market’s positive momentum. Specifically, stronger payroll, retail sales and consumer price index data precipitated a reassessment of forward interest rates. The capital markets adjusted rapidly after the Fed signaled possible future increases to the Fed Funds rate, pricing in approximately 100 basis points of rate hikes by year end. In addition to the above, other factors challenged the capital markets, including episodes of geopolitical risk, turmoil in the Middle East, efforts by China to deal with inflation, the uncertainties of election year politics in the U.S. and increased oil prices, which reached a record high in May. These factors weighed on the debt and equity capital markets, as investors increasingly challenged the risk/reward dynamics in the marketplace.

Europe. The European recovery, evident in 2003, continued into the 2004 second quarter and strengthened modestly. However, with domestic demand having failed to strengthen, doubt remained about whether Europe would contribute to, rather than simply ride along with, the global recovery. Despite low interest rates and tax cuts, the household sector continued to view economic prospects negatively, precipitating continued high savings rates. In addition, business has not yet become sufficiently optimistic about the durability of the recovery to raise investment significantly. As a result, the European Central Bank is expected to hold interest rates at 2% until the middle of 2005. In the European equity markets, the FTSE 100 and DAX composite declined 1% and 2%, respectively, from February 29, 2004 but were up 2% and 5%, respectively, from November 30, 2003.

Asia. The Asian economies (excluding Japan) are expected to grow an estimated 6.4% in 2004. However, we expect a moderation in GDP growth in the region in the second half of 2004 attributable to a slowdown in China’s economy, the high cost of oil—to which the region is very exposed—and the prospect of higher U.S. interest rates. In Japan, an aggressive and coordinated policy to stabilize the financial system and keep deflation from worsening, combined with an improved outlook for the economic cycle has improved sentiment and prospects. Japanese real GDP expanded at annualized rates of 6.1% and 3.0% in the first and second quarters of 2004, and we expect the cyclical recovery to continue (albeit at a slower pace) through 2004. Against this backdrop, the Nikkei rose 2% compared with February 29, 2004 and 11% compared with November 30, 2003, but the Hang Seng index declined 12% compared with February 29, 2004 and 1% compared with November 30, 2003.

Equity markets. Global equity markets struggled to make progress in the 2004 second quarter despite better-than-expected corporate earnings. With the exception of the Nikkei, the global equity markets declined from February 29, 2004. The S&P 500, Dow Jones, NASDAQ, FTSE 100 and DAX indices declined 2%, 4%, 2%, 1% and 2% respectively, from February 29, 2004 through May 31, 2004 but advanced 6%, 4%, 1%, 2% and 5% respectively, from November 30, 2003. The Nikkei rose 2% from February 29, 2004 and 11% from November 30, 2003 and reached a 33-month high in April, boosted by optimism in the country’s economy and continuing signs of improvement in corporate earnings. Global trading volumes in the quarter were mixed, with the Nikkei, DAX and New York Stock Exchange rising 54%, 7%, and 2%, respectively, compared with the 2004 first quarter while the NASDAQ, FTSE 100, and Hang Seng declined 16%, 5% and 1%, respectively, compared with the 2004 first quarter. Total equity origination volume in the 2004 second quarter declined 11% compared with the 2004 first quarter but rose 72% compared with the 2003 second quarter. Initial public offerings (“IPO”) rose 512% in the 2004 second quarter compared with the 2003 second quarter on improved equity market valuations and rose 3% compared with the 2004 first quarter.

Fixed income markets. In the global fixed income markets, yields rose sharply in the 2004 second quarter. The sell off initially was driven by improvement in the U.S. labor market and was fueled further by other U.S. macroeconomic statistics that showed an improving economy. Despite the rise in yields, global fixed income origination market volumes were relatively unchanged from the 2004 first quarter—with strength early in the quarter mitigating softness later in the quarter—and declined 3% compared with the 2003 second quarter. Asset classes with incremental yield maintained their appeal, leading to a significant increase in high yield debt and asset backed security origination in the 2004 second quarter compared with the 2004 first quarter and the 2003 second quarter. Despite the Fed’s shift in February from maintaining a low interest rate environment for a “considerable period” to more of a “patient approach,” interest rates remained low in both absolute and relative terms, and the fixed income markets remained strong. Issuers took advantage of the favorable interest rate conditions, even though rates were up compared with the historical lows reached in the first half of 2003.

Mergers and acquisitions. The improvement in equity valuations compared with the 2003 periods coupled with strengthening cash flows enabled companies once again to consider strategic acquisitions, although market uncertainties slowed acquisition activity in the 2004 second quarter. During the 2004 second quarter, global M&A announcements rose 11% compared with the 2003 second quarter, but declined 18% compared with the 2004 first quarter. Completed M&A transactions rose 1% compared with the 2003 second quarter and jumped 19% compared with the 2004 first quarter.

Economic Outlook

The financial services industry is significantly influenced by worldwide economic conditions in both banking and capital markets. We expect U.S. GDP to increase by approximately 4.6% in 2004. We expect a more moderate growth rate of 1.7% in Europe, and we recently revised our growth expectations for Japan to 4.1% and for Asia (excluding Japan) to 6.4%. Overall we project the global economy will grow by 3.5% in 2004 compared with 2.2%

in 2003. Although we remain wary about geopolitical risk, we see resiliency in the economy and in our business as a whole.

Equity markets. In our view, the recent 25 basis point increase in the Fed Funds rate to 1.25% lowered uncertainty about the Fed’s direction, which will be positive for the secondary equity markets. We believe the Fed will raise rates in 25-basis-point increments at each of the remaining Federal Open Market Committee meetings this year, such that the Fed Funds rate ends 2004 at 2.25%. The equity markets are conscious of the recent macroeconomic variables and are particularly concerned about inflation. We believe a 2.25% Fed Funds rate likely would not temper valuations. The equity markets also are becoming more constructive after much of the anxiety of the last two months has played itself out. Filings have increased and pipelines continue to build as companies seek to fund their growth.

Fixed income markets. We expect approximately $8.3 trillion of global fixed income origination in 2004, down approximately 14% compared with 2003, but still the second best year ever. Year-to-date issuance of $4.2 billion through May 31 is 4% ahead of last year’s pace. While we expect mortgage volumes to decline, we anticipate increases in sovereign, high yield, asset-backed and non U.S. origination to serve as a partial offset. In Fixed Income Capital Markets we see continued signs of resiliency. Unlike 1994, the Fed has been far more transparent in communicating its intentions, and the market has already successfully absorbed the equivalent of a 100-basis-point rise in rates. Additionally, the size and diversity of the global fixed income marketplace is significantly larger and broader than ever before. As observed in the second quarter, absolute interest rates are not the only driver of fixed income activity. Activity also is highly correlated to the degree of volatility, the shape of the yield curve and the general improvement in credit quality, all of which are contributing to a healthy business environment. The investor base has changed dramatically from the long-only investors of a few years ago, to a rapidly-growing hedge fund and international investor base. Investors now employ far more developed risk mitigation tools to manage their portfolios, which also is a healthy development.

Mergers and acquisitions. While M&A activity recently slowed due to market uncertainties, companies are interested in growth. Year-to-date activity from strategic buyers is strong, and we expect this strength to continue. At the same time, as companies streamline operations or reduce debt, divestitures are helping to drive continued sponsor activity.

Asset management and high net worth. The outlook for asset management and services to high-net-worth individuals also is positive, given favorable demographics and the trends toward pension reform, higher savings rates globally and intergenerational wealth transfer. The high-net-worth client increasingly seeks multiple providers and greater asset diversification along with a high service component. We believe the significant expansion of our asset management business, including the October 2003 Neuberger acquisition, was well timed and integration is progressing well.

With our diversified business model, the scale of and prudent manner in which we manage our businesses, the increased market share we now enjoy, the productivity of our people, and our outlook for the global economy and for our individual businesses, we believe we are well positioned to continue to generate strong results throughout the various stages of the business and economic cycle.

Results of Operations(1)

Net income totaled $609 million and $1,279 million in the three and six months of 2004, respectively, up 39% and 73% from the corresponding 2003 periods, representing the highest six months and second highest quarterly net income ever reported. Diluted earnings per share were $2.01 and $4.23 in the three and six months of 2004, respectively, up 20% and 51% from the corresponding 2003 periods. Net revenues rose to $2,926 million and $6,070 million in the three and six months of 2004, respectively, up 28% and 52% from the corresponding 2003 periods. These results reflect significant increases in all business segments and geographic regions compared with the

(1)  Market share, volume and ranking statistics in this Management’s Discussion and Analysis of Financial Condition and Results of Operations were obtained from Thomson Financial.

corresponding 2003 periods coupled with continued strict discipline in our core competencies around managing expenses, risk and capital.

Compensation and benefits expense as a percentage of net revenues was 49.8% in both the three and six months of 2004, compared with 51.0% in both 2003 periods. Non-personnel expenses as a percentage of net revenues were 20.0% and 18.6% (18.3% excluding the real estate related charge discussed below) in the three and six months of 2004, respectively, compared with 21.6% and 22.4% (18.2% and 20.5% excluding the real estate related charge discussed below) in the corresponding 2003 periods. Non-personnel expenses include real estate related charges of $19 million in the six months of 2004 and $77 million the three and six months of 2003.

Pre-tax margin was 30.2% and 31.6% (31.9% excluding the real estate related charge) in the three and six months of 2004, respectively, compared with 27.4% and 26.6% (30.8% and 28.5% excluding the real estate related charge) in the corresponding 2003 periods. The real estate related charges reduced pre-tax margin by 0.3% in the six months of 2004 and 3.4% and 1.9%, respectively, in the three and six months of 2003.

Return on average common stockholders’ equity was 18.6% and 19.9% in the three and six months of 2004, respectively, compared with 19.6% and 16.8% in the corresponding 2003 periods. Return on average common stockholders’ equity includes after-tax real estate related charges of $11 million in the six months of 2004 and $45 million in the three and six months of 2003, which reduced return on average common stockholders’ equity by 0.2% in the six months of 2004 and 2.1% and 1.0%, respectively, in the three and six months of 2003. Return on average common stockholders’ equity is computed by dividing annualized net income applicable to common stock for the period by average common stockholders’ equity. Average common stockholders’ equity was $12,716 million and $12,521 million for the three and six months of 2004, respectively, and $8,696 million and $8,545 million for the three and six months of 2003, respectively.

The 2004 six-month results reflect improved performance across all segments and regions, with market share gains in key investment banking products, including M&A advisory and global equity transactions, and secondary market share gains in fixed income products including government agencies, foreign exchange, credit derivatives and mortgage products. The results also reflect the benefits of the increased scale of our asset management business and the growth of our mortgage origination platform through several business acquisitions (see “Business Acquisitions and Dispositions” below).

Net Revenues

In millions	Three Months Ended May 31,			% Change	Six Months Ended May 31,			% Change
	2004	2003			2004	2003
Principal transactions	$1,479	$1,275		16%	$3,218	$2,043		58%
Investment banking	546	426	(1)	28	1,054	792	(1)	33
Commissions	407	299		36	797	561		42
Interest and dividends	2,609	2,445		7	4,913	5,132		(4)
Asset management and other	187	25	(1)	—	371	42	(1)	—
Total revenues	5,228	4,470		17	10,353	8,570		21
Interest expense	2,302	2,179		6	4,283	4,568		(6)
Net revenues	$2,926	$2,291		28%	$6,070	$4,002		52%

Principal transactions, commissions and net interest revenues	$2,193	$1,840		19%	$4,645	$3,168		47%
Net interest revenues	$307	$266		15%	$630	$564		12%

(1)   Reclassified to conform to the 2004 presentation.

Net revenues grew 28% and 52% in the three and six months of 2004, respectively, compared with the corresponding 2003 periods, reflecting increases in all business segments and all geographic regions. Investment

Banking net revenues rose 28% and 33% in the three and six months of 2004, respectively, compared with the corresponding 2003 periods—the highest levels in three years—propelled by improvements in M&A and equity underwriting in both periods, while fixed income underwriting revenues were essentially unchanged compared with the corresponding 2003 periods. Capital Markets net revenues rose 19% and 49% in the three and six months of 2004, respectively, compared with the corresponding 2003 periods, as both the Equities and Fixed Income components reported strong results, leading to record six-month results for the segment. Capital Markets net revenues in the 2004 second quarter declined 12% compared with the record revenues achieved in the 2004 first quarter. Client Services net revenues rose 87% and 108% in the three and six months of 2004, respectively, compared with the corresponding 2003 periods, primarily due to increased asset management revenues associated with business acquisitions. Total net revenues in the 2004 second quarter declined 7% compared with the record 2004 first quarter results, attributable to the 12% decline in Capital Markets net revenues, partially offset by a 7% improvement in Investment Banking net revenues and a 3% improvement in Client Services net revenues.

Principal Transactions, Commissions and Net Interest Revenues

In both the Capital Markets and Client Services segments we evaluate revenue performance based on the aggregate of Principal transactions, Commissions and net interest, which includes an assessment of the potential gain or loss associated with a transaction, the associated commissions and the interest and dividend revenue or expense associated with financing or hedging positions. Caution should be used when analyzing these revenue categories individually because they may not be indicative of the overall performance of the Capital Markets and Client Services segments.

Principal transactions, Commissions and net interest revenues rose 19% and 47% in the three and six months of 2004, respectively, compared with the corresponding 2003 periods. The improved results reflect broad-based improvements across income statement lines, geographic regions and products on strong customer flow in Capital Markets. Mortgages, interest rate products and equity derivatives delivered notable improvements in both 2004 periods due to favorable economic trends of low global interest rates, improving credit markets and higher equity index valuations.

Principal transactions revenue improved 16% and 58% in the three and six months of 2004, respectively, compared with the corresponding 2003 periods, reflecting strong Fixed Income Capital Markets revenues in both 2004 periods complemented by improved Equities Capital Markets revenues in the 2004 six month period. Mortgages, interest rate products and equity derivatives delivered notable improvements in both 2004 periods. The results were positive despite increased volatility in the 2004 second quarter, with rising interest rates and investor concerns amid rising commodity prices and geopolitical uncertainties.

Commission revenue increased 36% and 42% in the three and six months of 2004, respectively, compared with the corresponding 2003 periods, as equities became the asset class of choice, and volumes on the New York Stock Exchange rose 3% and 6% in the three and six months of 2004, respectively, compared with the corresponding 2003 periods. In addition, we grew the number of clients, especially money managers and hedge funds, and Neuberger’s results were included in revenues in both 2004 periods.

Interest and dividends revenue and Interest expense are a function of the level and mix of total assets and liabilities (principally financial instruments owned and secured financing activities), the prevailing level of interest rates, and the term structure of our financings. Interest and dividends revenue and Interest expense are integral components of our overall customer flow activities. The increase in Interest and dividends revenue and in Interest expense in the three months of 2004 compared with the three months of 2003 is due principally to an upward shift in yields and higher levels of interest and dividend-earning assets and interest-bearing liabilities. The slight decrease in Interest and dividends revenue and Interest expense in the six months of 2004 is attributable to lower revenue and expense on matched book positions as overnight secured borrowing rates declined, partially offset by higher levels of interest and dividend earning assets. Interest and dividends revenue net of Interest expense of $307 million and $630 million in the three and six months of 2004, respectively, improved 15% and 12%, respectively, compared with the corresponding 2003 periods, due primarily to higher levels of interest and dividend-earning assets net of interest-bearing liabilities coupled with a lower cost of funding.

Investment Banking

Investment banking revenues result primarily from fees and related revenues earned for underwriting public and private offerings of fixed income and equity securities, advising clients on M&A activities and corporate financing activities. Investment banking revenues increased for the fifth consecutive quarter, growing 28% and 33% in the three and six months of 2004, respectively, compared with the corresponding 2003 periods. The results reflect improvements in M&A and equity underwriting in both 2004 periods compared with the corresponding 2003 periods, while fixed income underwriting revenues were essentially unchanged compared with the strong 2003 periods. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Segments—Investment Banking” in this Report for a discussion of our Investment Banking segment.

Asset Management and Other

Asset management and other revenues primarily result from asset management and private equity fees. Asset management and other revenues totaled $187 million and $371 million in the three and six months of 2004, respectively, compared with $25 million and $42 million in the corresponding 2003 periods. The improved results are due primarily to the October 31, 2003 acquisition of Neuberger, complemented by comparatively modest increases in private equity fees.

Non-Interest Expenses

In millions	Three Months Ended May 31,		% Change	Six Months Ended May 31,		% Change
	2004	2003		2004	2003
Compensation and benefits	$1,457	$1,168	25%	$3,023	$2,041	48%
Non-personnel expenses	585	418	40	1,112	819	36
Real estate related charges	—	77	(100)	19	77	(75)
Total non-interest expenses	$2,042	$1,663	23%	$4,154	$2,937	41%
Compensation and benefits/Net revenues	49.8%	51.0%		49.8%	51.0%

A significant portion of our expense base is variable, including compensation and benefits, brokerage and clearing, and business development. We expect our variable expenses as a percentage of net revenues to remain in approximately the same proportions in future periods.

Non-interest expenses in the 2004 six months include a pre-tax real estate related charge of $19 million representing the final adjustment for exiting our downtown New York City space. Non-interest expenses in the 2003 three and six months include a pre-tax real estate related charge of $77 million representing an adjustment of the 2002 real estate related charge due to a further deterioration in the sublease market for properties in New York and London in the first half of 2003. Non-interest expenses rose $379 million or 23% ($456 million or 29% excluding the real estate related charge) and $1,217 or 41% ($1,275 million or 45% excluding the real estate related charges) in the three and six months of 2004, respectively, compared with the corresponding 2003 periods.

Compensation and benefits expense declined to 49.8% of net revenues in both the three and six months of 2004 compared with 51.0% of net revenues in both the corresponding 2003 periods. Compensation and benefits expense includes the cost of salaries, bonuses, the amortization of deferred equity compensation awards (including stock options in 2004) and employee benefit plans. Variable compensation, consisting primarily of bonuses, totaled $823 million and $1,692 million in the three and six months of 2004, respectively, up 20.7% and 63.4% from the corresponding 2003 periods, attributable to the increase in revenues. Fixed compensation, consisting primarily of salaries and benefits, increased to $634 million and $1,331 million in the three and six months of 2004, respectively, up 30.4% and 32.4% from the corresponding 2003 periods, primarily due to growth in headcount attributable to business acquisitions. Headcount increased to approximately 17,600 at May 31, 2004 from approximately 13,200 at May 31, 2003, due primarily to business acquisitions. Amortization of deferred equity compensation awards was $125 million and $279 million in the three and six months of 2004, respectively, up 13.6% and 17.2% compared with the corresponding 2003 periods.

Non-personnel expenses (excluding the real estate related charges) rose $167 million or 40% and $293 million or 36% in the three and six months of 2004, respectively, compared with the corresponding 2003 periods. The increases in non-personnel expenses in both 2004 periods largely are attributable to business acquisitions as well as the higher level of business activity in the 2004 periods. Non-personnel expenses in the 2004 second quarter rose $58 million or 11% compared with the 2004 first quarter (excluding the real estate related charge) primarily attributable to higher recruiting costs, the continued build-out of Capital Markets platforms and infrastructure and higher business development expense.

Occupancy expenses increased in the three and six months of 2004 compared with the corresponding 2003 periods, principally attributable to the increased cost of our new corporate facilities in London and Tokyo and business acquisitions. Technology and communications expenses rose in the three and six months of 2004 compared with the corresponding 2003 periods reflecting business acquisitions, the amortization of technology assets at new facilities, and increased costs associated with the continued build-out of Capital Markets platforms and infrastructure. Brokerage and clearance expenses rose in the three and six months of 2004 compared with the corresponding 2003 periods, primarily due to expansion in equities-related businesses and higher volumes in fixed income and equity products. Professional fees increased in the three and six months of 2004 compared with the corresponding 2003 periods, principally due to business acquisitions, higher recruiting fees, and higher legal fees incurred in the current industry environment. Business development expense increased in the three and six months of 2004 compared with the corresponding 2003 periods due to the higher level of business activity and business acquisitions. Other expense increased in the three and six months of 2004 compared with the corresponding 2003 periods, primarily attributable to business acquisitions (including higher amortization of intangible assets) and higher insurance costs.

In March 2004, we entered into a 10-year mainframe outsourcing and business continuity services agreement with a leading supplier of information technology services. The contractor will provide mainframe processing services for us at one of the contractor’s facilities in the United States and also will provide related business continuity services for this mainframe (data storage and replication) at another of its U.S. data center facilities. In addition, we will relocate one of our New York area data centers to that facility. (We will continue to operate that data center.) In 2003, we entered into contracts with two leading outsourcing companies for the provision of consultant resources to augment our Information Technology staff performing software application development, maintenance, infrastructure support and other information technology services. We expect these agreements to enable us to enhance our processing, development, support and business continuity capabilities while lowering our information technology costs.

Income Taxes

The provisions for income taxes resulted in effective tax rates of 31% and 32% in the three and six months of 2004, respectively and 28% in both the three and six months of 2003. The increases in the effective tax rates in the 2004 periods compared with the 2003 periods primarily were due to higher levels of pre-tax income, which reduced the impact of permanent differences, and declines in the absolute levels of tax-preferred income.

Business Acquisitions and Dispositions

On October 31, 2003, we purchased Neuberger as part of our strategic plan to build out our Client Services segment. The acquisition positioned us as one of the industry’s leading providers of services to high-net-worth investors, significantly strengthened our Client Services segment and further diversified our revenue base. The Neuberger acquisition increased our revenues from fee-based activities, allowing for improved cross-cycle performance and reduced earnings volatility. The acquisition is providing revenue synergies by making Neuberger products available to our network of institutional and high-net worth individual clients in all three geographic regions and offering Neuberger clients an expanded range of investment and risk management products, including structured capital markets products, private equity, and other alternative asset management products. The integration is proceeding well, and financial targets are expected to be achieved ahead of plan.

In the second and third quarters of 2003, we acquired controlling interests in two mortgage loan originators and servicers. We believe these acquisitions add long-term value to our mortgage franchise by allowing further vertical integration of the business platform. Mortgage loans originated by these companies are intended to provide a more cost efficient source of loan product for our securitization pipeline. In October 2003, we acquired substantially all of the operating assets of The Crossroads Group (“Crossroads”), a diversified private equity fund manager. The Crossroads acquisition expanded our global private equity franchise, which had approximately $5.6 billion of assets under management at May 31, 2004. In January 2003, we acquired the fixed income asset management business of Lincoln Capital Management as part of our strategic objective to build out our Client Services segment. For additional information about the 2003 acquisitions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Business Acquisitions” and Note 6 to the 2003 Consolidated Financial Statements incorporated by reference in the Form 10-K.

During the 2004 first quarter, we acquired Preferred Mortgage, a United Kingdom-based mortgage originator and servicer, for approximately $134 million, which included net assets consisting principally of mortgage-related inventory of approximately $75 million. During the 2004 second quarter we completed the acquisition of the wholesale lending platform and related assets of SIB Mortgage Corp., a mortgage banking company, for approximately $10 million. The strategic objective of these acquisitions mirrors that of the 2003 mortgage-company acquisitions—to increase the vertical integration of our mortgage business by expanding the pipeline of loan product for securitization. In May 2004 we agreed to sell our reverse mortgage provider Financial Freedom and related mortgage servicing rights. The transaction is expected to close in the 2004 third quarter, pending the satisfaction of certain closing conditions, including regulatory approvals.

Segments

We operate in three business segments (each of which is described below): Investment Banking, Capital Markets and Client Services. These business activities result in revenues from both institutional and high-net-worth individual clients, which are recognized in all revenue categories in the Consolidated Statement of Income. Net revenues also contain certain internal allocations, including funding costs, which are centrally managed. Net revenues from our customer flow activities are recorded as Principal transactions, Commissions, Asset management and other, or net interest revenues in the Consolidated Statement of Income, depending on the method of execution, financing and/or hedging related to specific inventory positions. In both the Capital Markets and Client Services segments we evaluate revenue performance based on the aggregate of Principal transactions, Commissions and net interest, which includes an assessment of the potential gain or loss associated with a transaction, the associated commissions and the interest and dividend revenue or expense associated with financing or hedging positions. Caution should be used when analyzing these revenue categories individually because they may not be indicative of the performance of the overall Capital Markets and Client Services segments.

The following table summarizes the net revenues of our business segments:

Business Segments

	Three Months Ended May 31,		%	Six Months Ended May 31,		%
In millions	2004	2003	Change	2004	2003	Change
Net revenues:
Investment Banking	$546	$426	28%	$1,054	$792	33%
Capital Markets	1,951	1,636	19	4,171	2,803	49
Client Services	429	229	87	845	407	108
Total net revenues	2,926	2,291	28	6,070	4,002	52
Compensation and benefits	1,457	1,168	25	3,023	2,041	48
Non-personnel expenses (1)	585	495	18	1,131	896	26
Income before taxes (1)	$884	$628	41%	$1,916	$1,065	80%

(1)          Non-personnel expenses and Income before taxes include real estate related charges of $19 million in the six months of 2004 and $77 million in the three and six months of 2003. Additional information about these charges can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Non-Interest Expenses” and in Note 13 to the Consolidated Financial Statements included in this Report. The following business segment discussions exclude the real estate related charges.

Investment Banking

	Three Months Ended May 31,		%	Six Months Ended May 31,		%
In millions	2004	2003	Change	2004	2003	Change
Investment banking net revenues	$546	$426	28%	$1,054	$792	33%
Non-interest expenses (1)	402	345	17	798	651	23
Income before taxes (1)	$144	$81	78%	$256	$141	82%

(1)          Excludes the real estate related charges.

The Investment Banking segment provides advice to corporate, institutional and government clients throughout the world on mergers, acquisitions and other financial matters. The segment also raises capital for clients by underwriting public and private offerings of debt and equity securities. The segment is composed of global industry groups—Communications and Media, Consumer/Retailing, Financial Institutions, Financial Sponsors, Healthcare, Industrial, Natural Resources, Power, Real Estate and Technology—that include bankers who deliver industry knowledge to meet clients’ objectives. Specialized product groups within Mergers and Acquisitions and Global Finance, which includes Equity Capital Markets, Debt Capital Markets, Leveraged Finance and Private Placements, are partnered with global relationship managers in the global industry groups to provide comprehensive solutions for clients. Specialists in product development and derivatives also are engaged to tailor specific structures for clients.

Investment Banking Net Revenues

	Three Months Ended May 31,		%	Six Months Ended May 31,		%
In millions	2004	2003	Change	2004	2003	Change
Debt Underwriting	$256	$258	(1)%	$473	$473	—%
Equity Underwriting	142	75	89	285	134	113
Merger and Acquisition Advisory	148	93	59	296	185	60
	$546	$426	28%	$1,054	$792	33%

Net revenues rose 28% and 33% in the three and six months of 2004, respectively, compared with the corresponding 2003 periods. Net revenues of $546 million in the three months of 2004 reflect the fifth consecutive quarter of increased revenues and the highest level in three years. The year-over-year improvement in global equity markets led to substantially higher equity origination and announced strategic M&A volumes, while debt origination volumes were essentially unchanged from the 2003 periods. We also gained market share in strategic advisory and equity origination activities.

Debt underwriting revenues were strong, remaining essentially unchanged in both the three and six months of 2004 compared with the robust 2003 periods, as clients continued to take advantage of low interest rates and tight credit spreads. Lower revenues in both 2004 periods in investment grade origination were essentially offset by higher revenues in high yield and asset backed origination and leveraged loan volume. Industry-wide fixed income origination volumes declined 3% in the three months of 2004 but rose 1% in the six months of 2004 compared with the corresponding 2003 periods, while our fixed income origination volumes declined 8% and rose 3% compared with the corresponding 2003 periods. Our market share for global debt origination for the five months of calendar 2004 declined slightly to 6.5% compared with 6.9% in calendar year 2003. Our global origination fee backlog at May 31, 2004 of approximately $90 million declined 11% compared with May 31, 2003. However, debt origination fee backlog is becoming less indicative of the level of future business due to the increased use of the shelf registration process.

Equity underwriting revenues grew 89% and 113% in the three and six months of 2004, respectively, compared with the corresponding 2003 periods, as industry-wide global equity market volumes increased 72% and 119% in the three and six months of 2004, respectively, compared with the corresponding 2003 periods. Global equity issuance continued the upward trend that began in the second half of 2003 and global quarterly volume in the 2004 second quarter reached its second highest level since the fourth quarter of 2000. Our equity origination volumes increased 40% and 126% in the three and six months of 2004, respectively, compared with the corresponding 2003 periods, with strong growth in IPOs and secondaries and, in the six months of 2004, convertible offerings. Our market share for global equity origination for the five months of calendar 2004 increased to 4.6% compared with 3.7% in calendar year 2003. Our global equity-related fee backlog (for both filed and un-filed transactions) at May 31, 2004 of approximately $381 million rose 282% compared with May 31, 2003.

M&A advisory fees rose 59% and 60% in the three and six months of 2004, respectively, compared with the corresponding 2003 periods, as M&A activity increased amid an improving economy and a rising stock market, and we acted as advisors on six of the top 10 announced transactions this year. Our market share for completed transactions for the five months of calendar 2004 rose to 11.2% compared with 9.0% for calendar year 2003. Our market share for announced transactions for the five months of calendar 2004 increased to 17.9% compared with 10.9% in calendar year 2003. Our global M&A fee backlog at May 31, 2004 of approximately $180 million increased 123% compared with May 31, 2003.

Non-interest expenses rose $57 million or 17% and $147 million or 23% in the three and six months of 2004, respectively, compared with the corresponding 2003 periods, attributable to an increase in compensation and benefits expense related to improved performance and higher non-personnel expenses related to increased business activity.

Income before taxes rose 78% to $144 million and 82% to $256 million in the three and six months of 2004, respectively, compared with the corresponding 2003 periods, driven by the increase in net revenues. Pre-tax margin was 26% and 24% in the three and six months of 2004, respectively, compared with 19% and 18% in the three and six months of 2003, respectively.

Capital Markets

	Three Months Ended May 31,		%	Six Months Ended May 31,		%
In millions	2004	2003	Change	2004	2003	Change
Principal transactions	$1,359	$1,133	20%	$2,986	$1,793	67%
Commissions	273	234	17	534	442	21
Interest and dividends	2,603	2,435	7	4,896	5,115	(4)
Asset management and other	13	6	117	23	10	130
Total revenues	4,248	3,808	12	8,439	7,360	15
Interest expense	2,297	2,172	6	4,268	4,557	(6)
Net revenues	1,951	1,636	19	4,171	2,803	49
Non-interest expenses (1)	1,322	1,070	24	2,702	1,895	43
Income before taxes (1)	$629	$566	11%	$1,469	$908	62%

(1)          Excludes the real estate related charges.

The Capital Markets segment includes institutional customer flow activities, research, and secondary-trading and financing activities in fixed income and equity products. These products include a wide range of cash, derivative, secured financing and structured instruments and investments. We are a leading global market-maker in numerous equity and fixed income products including U.S., European and Asian equities, government and agency securities, money market products, corporate high grade, high yield and emerging market securities, mortgage- and asset-backed securities and real estate, preferred stock, municipal securities, bank loans, foreign exchange, financing and derivative products. We are one of the largest investment banks in terms of U.S. and pan-European listed equities trading volume, and we maintain a major presence in over-the-counter U.S. stocks, major Asian large capitalization stocks, warrants, convertible debentures and preferred issues. The Capital Markets segment also includes the risk arbitrage and secured financing businesses as well as realized and unrealized gains and losses related to private equity investments. The secured financing business manages our equity and fixed income matched book activities, supplies secured financing to institutional clients and customers, and provides secured funding for our inventory of equity and fixed income products.

Capital Markets Net Revenues

In Millions

Three months ended May 31,

	2004			2003
	Gross Revenues	Interest Expense	Net Revenues	Gross Revenues	Interest Expense	Net Revenues	Net Revenues % Change
Fixed Income	$3,169	$(1,738)	$1,431	$2,801	$(1,615)	$1,186	21%
Equities	1,079	(559)	520	1,007	(557)	450	16
	$4,248	$(2,297)	$1,951	$3,808	$(2,172)	$1,636	19%

Six months ended May 31,

	2004			2003
	Gross Revenues	Interest Expense	Net Revenues	Gross Revenues	Interest Expense	Net Revenues	Net Revenues % Change
Fixed Income	$6,226	$(3,194)	$3,032	$5,600	$(3,523)	$2,077	46%
Equities	2,213	(1,074)	1,139	1,760	(1,034)	726	57
	$8,439	$(4,268)	$4,171	$7,360	$(4,557)	$2,803	49%

Net revenues rose 19% and 49% in the three and six months of 2004, respectively, compared with the 2003 periods, reflecting strong contributions from both Fixed Income and Equities. Fixed Income results remained resilient in the three and six months of 2004 on increased customer flow driven by higher volatility, and the need to reallocate portfolios, shift duration and hedge positions. Equities delivered improved results in both the three and six months of 2004 on higher customer flow levels, particularly in derivatives products as equity market valuations improved over the 2003 periods and volatility increased. Capital Markets net revenues in the 2004 second quarter declined 12% compared with the record revenues achieved in the 2004 first quarter.

Fixed Income net revenues increased 21% and 46% in the three and six months of 2004, respectively, compared with the corresponding 2003 periods. Both 2004 periods benefited from improved results in mortgage and interest rate products, partially offset by lower results in credit products. Mortgages continued to remain extremely robust, driven by high levels of securitization activity as a result of the continued strength in refinancings. Mortgage revenues also benefited from improved profitability resulting from the vertical integration provided by the mortgage origination platforms acquired since 2003. In the first half of 2004, we gained significant market share in residential securitizations ranking first, up from fourth in the comparable 2003 period. Interest rate products realized record results on robust customer flow activities as investors sought derivative hedging solutions amid an environment of increased interest rate volatility. Revenues from credit products were negatively impacted in 2004 by increased volatility of high yield credit spreads amid geopolitical uncertainty.

Equities net revenues increased 16% and 57% in the three and six months of 2004, respectively, compared with the corresponding 2003 periods, as improvements in the global economy and stronger corporate earnings fueled improvements in global equity indices in the 2004 periods compared with the corresponding 2003 periods. Derivative revenues were particularly strong, both domestically and internationally, in both 2004 periods, as trading results improved and customers increasingly used customized derivative products to hedge risk and reduce concentrations. The prime broker business continued to benefit from growth in customer financing balances and an expanding client base, as total balances increased 122% compared to May 2003. Private equity revenues in the three months of 2004 were essentially unchanged from the corresponding 2003 period; however, private equity increased to $95 million in the six months of 2004 compared with only modest gains in the corresponding 2003 period.

Interest and dividends revenue and Interest expense are a function of the level and mix of total assets and liabilities (principally financial instruments owned and secured financing activities), the prevailing level of interest rates and the term structure of our financings. Interest and dividends revenue and Interest expense are integral components of the overall customer flow activities. The increase in Interest and dividends revenue and in Interest expense in the three months of 2004 compared with the corresponding 2003 period is due principally to an upward shift in yields compared with the 2003 period and higher levels of interest and dividend-earning assets and interest-bearing liabilities. The slight decline in Interest and dividends revenue and Interest expense in the six months of 2004 is attributable to lower revenue and expense on matched book positions as overnight secured borrowing rates declined, partially offset by higher levels of interest and dividend earning assets. Interest and dividends revenue net of Interest expense of $306 million and $628 million in the three and six months of 2004, respectively, improved 16% and 13% compared with the corresponding 2003 periods due primarily to higher levels of interest and dividend-earning assets net of interest-bearing liabilities coupled with a lower cost of funding.

Non-interest expenses increased $252 million or 24% and $807 million or 43% in the three and six months of 2004, respectively, compared with the corresponding 2003 periods, primarily due to an increase in compensation and benefits expense commensurate with the increase in net revenues. Non-personnel expenses increased principally due to higher brokerage and clearance costs, increased technology and communications expenses associated with business acquisitions in 2003 and 2004, continued investment in our trading platforms, and higher professional fees associated with increased business activity.

Income before taxes increased 11% to $629 million and 62% to 1,469 million in the three and six months of 2004, respectively, compared with the corresponding 2003 periods, as net revenue growth was partially offset by an increase in non-interest expenses. Pre-tax margin was 32% and 35% in the three and six months of 2004, respectively, compared with 35% and 32% in the three and six months of 2003, respectively.

In 2003 we acquired controlling interests in two U.S. mortgage loan originators and servicers. In 2004 we acquired Preferred Mortgage, a United Kingdom-based mortgage originator and servicer, and the majority of the assets and operations of SIB Mortgage Corp., a U.S. mortgage banking company. We believe these acquisitions add long-term value to our mortgage franchise by allowing further vertical integration of our business platform. Mortgage loans originated by these platforms are expected to provide an efficient source of loan product for our securitization pipeline. In May 2004 we announced our intention to sell our subsidiary that originates reverse mortgages, Financial Freedom Holdings Inc., which is expected to close in the 2004 third quarter pending the satisfaction of certain conditions, including regulatory approvals. For additional information on these business acquisitions and this disposition, see Note 6 to the 2003 Consolidated Financial Statements incorporated by reference in the Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Business Acquisitions and Dispositions” in this Report.

Client Services

	Three Months Ended May 31,		%	Six Months Ended May 31,		%
In millions	2004	2003	Change	2004	2003	Change
Principal transactions	$120	$142	(15)%	$232	$250	(7)%
Commissions	134	65	106	263	119	121
Interest and dividends	6	10	(40)	17	17	—
Asset management and other	174	19	—	348	32	—
Total revenues	434	236	84	860	418	106
Interest expense	5	7	(29)	15	11	36
Net revenues	429	229	87	845	407	108
Non-interest expenses (1)	318	171	86	635	314	102
Income before taxes (1)	$111	$58	91%	$210	$93	126%

(1)          Excludes the real estate related charges.

The Client Services segment consists of the Private Client and Asset Management business lines. Private Client generates customer-flow transactional revenues from high-net-worth clients, and Asset Management generates primarily fee-based revenues from customized investment management services for high-net-worth clients as well as asset management fees from mutual fund and other institutional investors. Asset Management also generates management and incentive fees from our role as general partner for private equity and alternative investment partnerships. Our Private Equity business operates in five major asset classes: Merchant Banking, Real Estate, Venture Capital, Fixed Income-related and Third Party Funds. We significantly enhanced our market position in providing asset management services to high-net-worth clients through the acquisition of Neuberger on October 31, 2003. For additional information, see Note 6 to the 2003 Consolidated Financial Statements incorporated by reference in the Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Business Acquisitions” in this Report.

Client Services Net Revenues

	Three Months Ended May 31,			%	Six Months Ended May 31,			%
In millions	2004	2003		Change	2004	2003		Change
Private Client	$237	$204	(1)	16%	$449	$363	(1)	24%
Asset Management	192	25	(1)	—	396	44	(1)	—
	$429	$229		87%	$845	$407		108%

(1)          Reclassified to conform to the 2004 presentation.

Assets Under Management

In billions

Six Months Ended May 31,	2004		2003
Opening balance	$116.2		$8.6
Net additions	4.7		29.5	(1)
Net market appreciation	3.9		0.6
Total increase	8.6		30.1
Balance, May 31	$124.8	(2)	$38.7

(1)          Primarily attributable to the Lincoln Capital Management acquisition.

(2)          Increase from May 31, 2003 primarily is attributable to the Neuberger acquisition.

Composition of Assets Under Management

In billions

May 31,	2004		2003
Money markets	$18.0		$5.0
Fixed Income	49.5		28.0
Equity	47.2		0.4
Alternative investments	10.1		5.3
Assets Under Management	$124.8	(1)	$38.7

(1)          Increase from May 31, 2003 primarily is attributable to the Neuberger acquisition.

Client Services net revenues increased 87% and 108% in the three and six months of 2004, respectively, compared with the corresponding 2003 periods, primarily due to increased revenues associated with business acquisitions. Higher revenues from the acquisitions were complemented by growth in Private Client revenues.

Private Client net revenues increased 16% and 24% in the three and six months of 2004, respectively, compared with the corresponding 2003 periods, driven by revenue growth from sale of equity products, which reported the fifth consecutive quarter of revenue growth, attributable to an increase in the number and productivity of investment representatives, and complemented by modest growth in fixed income products in both 2004 periods. Sales of equity cash and derivative products were particularly strong in both 2004 periods. Asset Management net revenues increased by $167 million and $352 million in the three and six months of 2004, respectively, compared with the corresponding 2003 periods, principally as a result of business acquisitions, as well as increased incentive fees attributable to Private Equity.

Assets under management increased $86.1 billion from May 31, 2003 to May 31, 2004 primarily due to business acquisitions, the preponderance of which was attributable to Neuberger. Assets under management increased $8.6 billion from November 30, 2003 to May 31, 2004 reflecting net additions of $4.7 billion complemented by net market appreciation of $3.9 billion. Assets under management increased $1.0 billion from February 29, 2004 to May 31, 2004 reflecting net additions of $2.1 billion, partially offset by net market depreciation of $1.1 billion.

Client Services non-interest expenses increased $147 million or 86% and $321 million or 102% in the three and six months of 2004, respectively, compared with the corresponding 2003 periods, primarily due to business acquisitions, including amortization of acquired intangible assets.

Income before taxes increased 91% to $111 million and 126% to $210 million in the three and six months of 2004, respectively, compared with the corresponding 2003 periods, as higher revenue primarily attributable to business acquisitions outpaced expense growth. Pre-tax margin was 26% and 25% in the three and six months of 2004, respectively, compared with 25% and 23% in the three and six months of 2003, respectively.

Geographic Diversification

Net Revenues by Geographic Region

	Three Months Ended May 31,		%	Six Months Ended May 31,		%
In millions	2004	2003	Change	2004	2003	Change
Europe	$545	$416	31%	$1,137	$846	34%
Asia Pacific	349	169	107	685	331	107
Total International	894	585	53	1,822	1,177	55
U.S.	2,032	1,706	19	4,248	2,825	50
Total	$2,926	$2,291	28%	$6,070	$4,002	52%

International net revenues were $894 million and $1,822 million in the three and six months of 2004, respectively, representing approximately 31% and 30% of total net revenues in the three and six months of 2004, respectively. International net revenues grew 53% and 55% in the three and six months of 2004, respectively, compared with the corresponding 2003 periods.

Net revenues in Europe increased 31% and 34% in the three and six months of 2004, respectively, compared with the corresponding 2003 periods, primarily attributable to improvements in the Capital Markets business and complemented by higher Investment Banking revenues. The Capital Markets results reflect improved performance in fixed income in both the three and six months of 2004 compared with the corresponding 2003 periods, driven by solid customer facilitation for interest rate products coupled with an increased level of mortgage securitization activity. Equities revenues in the three and six months of 2004 also were up significantly from the corresponding 2003 periods and the 2004 second quarter revenues were the highest since the 2001 second quarter, with strong performance in both the cash and derivatives businesses.

Record net revenues in Asia Pacific of $349 million and $685 million in the three and six months of 2004, respectively, increased 107% compared with both corresponding 2003 periods. The improved performance reflects strong revenue growth from Capital Markets in both 2004 periods and from Investment Banking in the six-month comparison. Investment Banking revenues were essentially unchanged in the three-month comparison. Fixed Income achieved the second highest quarter ever and the strongest six months ever, as customer activity increased with continued success in interest rate products, securitizations, high yield and real estate. Equities results improved more than six-fold in both the three and six months of 2004 compared with the corresponding 2003 periods, as both the cash and derivatives businesses were positively impacted by rallies in the Asian equity markets in the first half of 2004.

Liquidity, Funding and Capital Resources

Management’s Finance Committee is responsible for developing, implementing and enforcing our liquidity, funding and capital policies. These policies include recommendations for capital and balance sheet size as well as the allocation of capital and balance sheet to the business units. Through the establishment and enforcement of capital and funding limits, management’s Finance Committee oversees compliance with policies and limits with the goal of ensuring we are not exposed to undue funding or liquidity risk.

Liquidity Risk Management

We see liquidity and liquidity management as critically important. Our funding strategy seeks to ensure we maintain sufficient liquid financial resources to continually fund our balance sheet and meet all of our funding obligations in all market environments. Our liquidity strategy is based on the following principles:

•                  Liquidity providers are credit and market sensitive and quick to react to any perceived market or firm-specific risks. Consequently, we remain in a state of constant liquidity readiness.

•                  During a liquidity event, certain secured lenders will require higher quality collateral, resulting in a lower availability of secured funding for “hard-to-fund” asset classes. Consequently, we rely on secured funding only to the extent we believe it would be available in all market environments.

•                  A firm’s legal entity structure may constrain liquidity. Some regulators or rating agency considerations may prevent the free flow of funds between the subsidiaries they supervise (“Restricted Subsidiaries”) and Holdings and its other subsidiaries (“Unrestricted Subsidiaries”). Consequently, we seek to ensure the Restricted Subsidiaries on the one hand, and Holdings and its Unrestricted Subsidiaries collectively on the other, have sufficient “stand alone” liquidity and that there is no “cross subsidization” of liquidity from these Restricted Subsidiaries to Holdings and its Unrestricted Subsidiaries.

•                  For planning purposes, we do not assume that, in a liquidity crisis, assets can be sold to generate cash, unsecured debt can be issued or any cash and unencumbered liquid collateral outside of the liquidity pool can be used to support the liquidity of Holdings and its Unrestricted Subsidiaries.

When managing liquidity, we pay particularly close attention to the size of our liquidity pool, our long-term funding sources and requirements and our reliable secured funding capacity. Each of these measures is explained in more detail below.

Liquidity Pool. Our policy is to maintain a sizable liquidity pool for Holdings and its Unrestricted Subsidiaries that covers all expected cash outflows in a stressed liquidity environment for one year without being able to access the unsecured debt market. This liquidity pool is invested in cash and unencumbered liquid collateral such as U.S. government and agency obligations, investment grade securities and index equities that can be monetized at short notice in all market environments to provide liquidity to Holdings, which issues most of the unsecured debt. At May 31, 2004 the estimated pledge value of this portfolio, along with the undrawn portion of Holdings’ committed credit facility (see “Credit Facilities” below), totaled approximately $16.8 billion. Cash and unencumbered liquid assets that are presumed to be “trapped” in a Restricted Subsidiary or required for operational purposes are not counted as available liquidity to Holdings and its Unrestricted Subsidiaries.

Our liquidity pool is expected to be available to cover expected cash outflows in a stressed liquidity environment including:

•                  The repayment of all unsecured debt of Holdings and its Unrestricted Subsidiaries maturing within twelve months.

•                  The drawdown of commitments to extend credit made by Holdings and its Unrestricted Subsidiaries based on an analysis of the probability of such drawdown (see “Summary of Contractual Obligations and Commitments—Lending-Related Commitments” in this Report).

•                  Additional collateralization of derivative contracts and other secured funding arrangements by Holdings and its Unrestricted Subsidiaries to counterparties that would be required in the event of a lowering of debt ratings (see “Credit Ratings” below).

•                  Continuing equity repurchases as we manage our equity base (including offsetting the dilutive effect of our employee incentive plans—see “Stock Repurchase Plan” below) and anticipated debt repurchases.

These projected outflows are re-assessed weekly and as they change we adjust the size requirement for the liquidity pool.

The liquidity of the Restricted Subsidiaries is separately managed to comply with their applicable liquidity and capital requirements and to minimize dependence on Holdings and its Unrestricted Subsidiaries.

Long-Term Funding Sources and Requirements. Cash capital (i.e., stockholders’ equity and liabilities with remaining maturities of over one year) is the measure we use to assess our long-term funding sources and requirements as a whole. Our policy is to operate with an excess of long-term funding sources over our consolidated long-term funding requirements.

We target maintaining a cash capital surplus available to Holdings and its Unrestricted Subsidiaries of not less than $2 billion. At May 31, 2004 and November 30, 2003 we substantially exceeded our target.

Reliable Secured Funding Capacity. We have adopted what management believes to be a conservative approach to secured funding by depending on it only to the extent it is deemed reliable in all market environments. We regularly perform a detailed assessment of our secured funding capacity by asset class and by counterparty to determine how much is reliable in a stressed liquidity environment. Reliable secured funding capacity usually is set at a significant discount to normal funding capacity. In particular, less liquid inventory such as high yield loans and commercial mortgages are funded entirely with cash capital—any short-term secured funding that might exist for these asset classes in a normal market environment is not considered to be reliable.

We have developed and regularly update a Contingency Funding Plan, which represents a detailed action plan to manage a stressed liquidity event, including a communication plan for creditors, investors and clients during a funding crisis.

Funding and Capital Resources

Total Capital

In millions	May 31, 2004	November 30, 2003
Long-term debt:
Senior notes	$48,999	$41,303
Subordinated indebtedness (1)	3,381	2,226
Long-term debt	52,380	43,529
Preferred securities subject to mandatory redemption (1)	—	1,310
Stockholders’ equity:
Preferred stockholders’ equity	1,175	1,045
Common stockholders’ equity	12,831	12,129
Total stockholders’ equity	14,006	13,174
Total Capital	$66,386	$58,013

(1)          We adopted FIN 46R effective February 29, 2004, which required us to deconsolidate trusts that issue preferred securities subject to mandatory redemption. Accordingly, at May 31, 2004, subordinated indebtedness, included in long-term debt, includes junior subordinated debt issued to trusts that at November 30, 2003 and prior period ends was classified as Preferred securities subject to mandatory redemption. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—New Accounting Developments” and Note 12 to the 2003 Consolidated Financial Statements incorporated by reference in the Form 10-K.

Our Total Capital (defined as long-term debt and total stockholders’ equity) increased 14% to $66.4 billion at May 31, 2004 compared with $58.0 billion at November 30, 2003. We believe Total Capital is useful to investors as a measure of our financial strength because it aggregates our long-term funding sources. The increase in Total Capital principally resulted from an increase in long-term debt and increased equity from the retention of earnings.

We actively manage long-term debt to minimize refinancing risk and investor concentration. We set limits for the amount maturing over any three, six and twelve month horizon at 10%, 15% and 25% of outstanding long-term debt, respectively—that is, $5.2 billion, $7.9 billion and $13.1 billion, respectively, at May 31, 2004. We seek to diversify our creditor base when issuing unsecured debt. The quarterly long-term debt maturity schedule over the next five years at May 31, 2004 is as follows:

Long-term debt maturity profile

May 31, 2004

In millions

During the six months ended May 31, 2004, we issued $12,298 million of long-term debt—$11,878 million of Senior notes and $420 million of Subordinated indebtedness. These issuances were approximately $7,678 million in excess of maturing long-term debt—$7,833 million in excess of Senior notes partially offset by $155 million net repayments of Subordinated indebtedness. We also reclassified to Subordinated indebtedness $1,310 million of junior subordinated debt issued to trusts that at November 30, 2003 was classified as Preferred securities subject to mandatory redemption. During the six months of 2004 we redeemed $325 million of junior subordinated debt issued to trusts and we issued $400 million of junior subordinated debt issued to trusts. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—New Accounting Developments,” Note 12 to the 2003 Consolidated Financial Statements incorporated by reference in the Form 10-K and Note 6 to the Consolidated Financial Statements included in this Report. Long-term debt increased to $52.4 billion at May 31, 2004 from $43.5 billion at November 30, 2003 with a weighted-average maturity of 5.0 years at May 31, 2004 and 3.9 years at November 30, 2003.

In addition, during the 2004 first quarter Holdings issued $130 million of Floating Rate Cumulative Preferred Stock, Series G. Dividends are cumulative and are payable monthly beginning on March 15, 2004. For additional information see Note 9 to the Consolidated Financial Statements included in this Report.

Credit Facilities

Holdings maintains a revolving credit agreement (the “Credit Agreement”) with a syndicate of banks. Under the Credit Agreement, the banks have committed to provide up to $1.5 billion in U.S. dollars through April 2007. The Credit Agreement contains covenants that require, among other things, that we maintain a specified level of tangible net worth. We also maintain a $750 million multi-currency revolving credit facility for Lehman Brothers Bankhaus AG (the “Facility”). The Facility has a term of 364 days expiring in October 2004, with an option to extend payment for an additional 364 days. There were no borrowings outstanding under either the Credit Agreement or the Facility at May 31, 2004, although drawings have been made under both and repaid from time to time during the quarter. We have maintained compliance with the applicable covenants for both the Credit Agreement and the Facility at all times.

Cash Flows

Cash and cash equivalents declined $3.2 billion in the six months ended May 31, 2004, as net cash used in operating activities of $10.1 billion—primarily attributable to growth in secured financing activities—coupled with net cash used in investing activities of $0.4 billion exceeded net cash provided by financing activities of $7.3 billion.

Cash and cash equivalents rose $1.3 billion in the six months ended May 31, 2003 as net cash used in operating activities of $1.4 billion and net cash used in investing activities of $0.3 billion was more than offset by net cash provided by financing activities of $3.0 billion.

Balance Sheet and Financial Leverage

Assets. Our balance sheet consists primarily of cash and cash equivalents, securities and other inventory positions owned, and collateralized financing agreements. The liquid nature of these assets provides us with flexibility in financing and managing our business. The majority of these assets are funded on a secured basis through collateralized financing agreements.

Our total assets increased to $346 billion at May 31, 2004 from $312 billion at November 30, 2003. However, we believe net assets is useful to investors when comparing companies in the securities industry because it excludes certain assets considered to have a low risk profile (cash and securities segregated and on deposit for regulatory and other purposes, securities purchased under agreements to resell, securities borrowed, and the collateral received recognized in inventory pursuant to Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities–a replacement of SFAS No. 125” (“SFAS 140”), as well as identifiable intangible assets and goodwill). This definition of net assets is used by many of our creditors and a leading rating agency to evaluate companies in the securities industry. Under this definition, net assets were $175 billion and $163 billion at May 31, 2004 and November 30, 2003, respectively, as follows:

Net Assets

In millions	May 31, 2004	November 30, 2003
Total assets	$346,499	$312,061
Cash and securities segregated and on deposit for regulatory and other purposes	(4,606)	(3,100)
Securities purchased under agreements to resell	(90,464)	(87,416)
Securities borrowed	(67,977)	(51,396)
Collateral received recognized in inventory pursuant to SFAS 140	(4,376)	(3,406)
Identifiable intangible assets and goodwill	(3,624)	(3,561)
Net assets	$175,452	$163,182

Our net assets consist primarily of inventory necessary to facilitate customer flow activities. As such, our mix of net assets is subject to change depending principally on customer demand. In addition, due to the nature of our customer flow activities and based on our business outlook, the overall size of our balance sheet will fluctuate from time to time and, at specific points in time, may be higher than the year-end or quarter-end amounts.

Net assets at May 31, 2004 increased $12 billion compared with November 30, 2003, primarily due to an increase in the level of mortgages, mortgage-backed and real estate inventory positions. The $34 billion increase in total assets at May 31, 2004 compared with November 30, 2003 was primarily due to an increase in Securities and other inventory positions owned of $10 billion and an increase in collateralized agreements of $20 billion.

Leverage Ratios. Balance sheet leverage ratios are one measure used to evaluate the capital adequacy of a company. Gross leverage ratios are calculated as total assets divided by total stockholders’ equity. Our gross leverage ratios were 24.7x and 23.7x at May 31, 2004 and November 30, 2003, respectively. However, we believe net leverage based on net assets as defined above (which excludes certain assets considered to have a low risk profile) divided by tangible equity capital (total stockholders’ equity plus junior subordinated debt issued to trusts less identifiable intangible assets and goodwill), to be a more meaningful measure of leverage in evaluating companies in the securities industry. The net leverage ratio of 15.2x declined slightly from November 30, 2003 as we increased our tangible equity capital proportionately more than net assets. We believe tangible equity capital to be a more representative measure of our equity for purposes of calculating net leverage because we do not view the amount of equity used to support identifiable intangible assets and goodwill as available to support our remaining net assets. This definition of net leverage is used by many of our creditors and a leading rating agency. Tangible equity capital and net leverage are computed as follows at May 31, 2004 and November 30, 2003:

Tangible Equity Capital and Net Leverage

In millions	May 31, 2004		November 30, 2003
Total stockholders’ equity	$14,006		$13,174
Preferred securities subject to mandatory redemption (subject to limitation) (1) (2)	—		1,068
Junior subordinated debt issued to trusts (subject to limitation) (1) (2)	1,154		—
Identifiable intangible assets and goodwill	(3,624)		(3,561)
Tangible equity capital	$11,536		$10,681
Net leverage	15.2	x	15.3	x

(1)          We adopted FIN 46R effective February 29, 2004, which required us to deconsolidate trusts that issue preferred securities subject to mandatory redemption. Accordingly, at May 31, 2004, Subordinated indebtedness, included in Long-term debt, includes junior subordinated debt issued to trusts that at November 30, 2003 and prior period ends was classified as Preferred securities subject to mandatory redemption. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—New Accounting Developments” and Note 12 to the 2003 Consolidated Financial Statements incorporated by reference in the  Form 10-K.

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

Net assets, tangible equity capital and net leverage as presented above are not necessarily comparable to similarly-titled measures provided by other companies in the securities industry because of different methods of calculation.

Stock Repurchase Program

The management of equity is a critical aspect of capital management in any business. The determination of the appropriate amount of equity is affected by a wide number of factors. The primary factor is the amount of “risk equity” the businesses require, although other factors, such as rating agency considerations and balance sheet leverage, also will affect the determination. Equity requirements constantly are changing and our Risk Management Group monitors our risk requirements on an active basis.

The principal purpose of our stock repurchase program is to manage our equity capital relative to the growth of our business and our risk requirements and to offset the dilutive effect of employee equity-based compensation. In addition, we may repurchase shares representing “surplus equity” (equity not being used by the businesses or required for risk equity or other strategic purposes). The repurchase program is effected through regular open-market purchases.

During the six months ended May 31, 2004 and 2003 we repurchased approximately 15.7 million and 9.5 million shares, respectively, of Holdings common stock at an aggregate cost of approximately $1,240 million and $548 million, respectively. The average price paid per share for repurchased shares during the six months ended May 31, 2004 and 2003 was $79.04 and $57.75, respectively. See Part II, Item 2, Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities, for more information regarding stock repurchases.

Credit Ratings

Like other companies in the securities industry, we rely on external sources to finance a significant portion of our day-to-day operations. The cost and availability of unsecured financing generally are dependent on our short-term and long-term credit ratings. Factors that may be significant to the determination of our credit ratings or otherwise affect our ability to raise short-term and long-term financing include our profit margin, our earnings trend and volatility, our cash liquidity and liquidity management, our capital structure, our risk level and risk management, our geographic and business diversification, and our relative positions in the markets in which we operate. A deterioration in any of the previously-mentioned factors or combination of these factors may lead rating agencies to downgrade our credit ratings, thereby increasing the cost of, or possibly limiting our access to, certain types of unsecured financings and triggering additional collateral requirements in derivative contracts and other secured funding arrangements. In addition, our debt ratings can impact certain capital markets revenues, particularly in those businesses where longer-term counterparty performance is critical, such as over-the-counter (“OTC”) derivative transactions, including credit derivatives and interest rate swaps.

At May 31, 2004, we would be required to post additional collateral pursuant to derivative contracts and other secured funding arrangements of approximately $114 million in the event we were to experience a downgrade of our senior debt rating of one notch.

At May 31, 2004, the short- and long-term debt ratings of Holdings and Lehman Brothers Inc. (“LBI”) were as follows:

Credit Ratings

	Holdings		LBI
	Short- term	Long- term	Short- term	Long- term(2)
Fitch Ratings	F-1	A+	F-1	A+/A
Moody’s Investors Service	P-1	A1	P-1	Aa3(1)/A1
Standard & Poor’s Ratings Services	A-1	A	A-1	A+/A

(1)          Provisional ratings on shelf registration.

(2)          Senior/subordinated.

Summary of Contractual Obligations and Commitments

In the normal course of business, we enter into various commitments and guarantees, including lending commitments to high grade and high yield borrowers, private equity investment commitments, liquidity commitments and other guarantees. In all instances, we mark to market these commitments and guarantees, with changes in fair value recognized in Principal transactions in the Consolidated Statement of Income.

Lending-Related Commitments

Through our high grade and high yield sales, trading and underwriting activities, we make commitments to extend credit in loan syndication transactions. We use various hedging and funding strategies to manage actively our market, credit and liquidity exposures on these commitments. In addition, total commitments are not indicative of actual risk or funding requirements, as the commitments may not be drawn or fully used. These commitments and any related drawdowns of these facilities typically have fixed maturity dates and are contingent on certain representations, warranties and contractual conditions applicable to the borrower. We define high yield (non-investment grade) exposures as securities of or loans to companies rated BB+ or lower or equivalent ratings by recognized credit rating agencies, as well as non-rated securities or loans that, in our opinion, are non-investment grade. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—High Yield” in this Report for a discussion of the valuation of non-investment grade exposures.

We also make residential and commercial mortgage loan commitments that require us to transact mortgage loans generally within 90 days at fixed and variable interest rates. We substantially mitigate our risk on these loans through hedges and we manage our risk associated with these loans consistent with our global risk management policies. We sell mortgage loans, once originated, principally through securitization.

We provide high yield contingent commitments related to acquisition financing. Our intent is, and our past practice has been, to sell down significantly all the credit risk associated with these loans, if closed, through loan syndications consistent with our credit facilitation framework. These commitments are not indicative of our actual risk because the borrower may not complete the contemplated acquisition or, if the borrower completes the acquisition, often will raise funds in the capital markets instead of drawing on our commitment. Additionally, the borrower’s ability to draw generally is subject to, among other factors, there being no material adverse change in either market conditions or the borrower’s financial condition. These commitments also contain certain flexible pricing features to adjust for changing market conditions prior to closing.

In connection with our financing activities, we make commitments under certain collateralized lending arrangements. These commitments require borrowers to provide acceptable collateral, as defined in the agreements, when amounts are drawn under the lending facilities. Advances made under these lending arrangements typically are at variable interest rates and generally provide for over-collateralization based on the borrowers’ creditworthiness. In addition, we make commitments to enter into forward starting secured resale and repurchase agreements, principally secured by government and government agency collateral.

See Note 7 to the Consolidated Financial Statements included in this Report for a discussion of our lending-related commitments, including the amounts of such commitments discussed above, in total and by period of expiration.

Other Commitments and Guarantees

In accordance with Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”) we are required to disclose certain guarantees, including derivative contracts, that require us to make payments to a counterparty based on changes on an underlying instrument or index (e.g., security prices, interest rates, and currency rates). Derivatives that meet the FIN 45 definition of a guarantee include credit default swaps, written put options, written foreign exchange options and written interest rate caps and floors. Under FIN 45, derivatives are not considered guarantees if such contracts are cash settled and we have no basis to determine whether it is probable the derivative counterparty held the related underlying instrument.

See Note 7 to the Consolidated Financial Statements included in this Report for a discussion of the notional/maximum payout amount of certain of our other commitments and guarantees, including the amounts of such commitments and guarantees discussed above, in total and by period of expiration.

Long-Term Debt

See Note 6 to the Consolidated Financial Statements included in this Report for a discussion of changes in our long-term debt since November 30, 2003.

Off-Balance-Sheet Arrangements

In the normal course of business we engage in a variety of off-balance-sheet arrangements.

Derivatives

Derivatives often are referred to as off-balance-sheet instruments because neither their notional amounts nor the underlying instruments are reflected as assets or liabilities in our Consolidated Statement of Financial Condition. Instead, the market or fair values related to the derivative transactions are reported in the Consolidated Statement of Financial Condition as assets or liabilities in Derivatives and other contractual agreements, as applicable.

In the normal course of business we enter into derivative transactions both in a trading capacity and as an end-user. We use derivative products in a trading capacity as a dealer to satisfy the financial needs of clients and in each of our trading businesses (collectively, “Trading-Related Derivative Activities”). In this capacity we transact extensively in derivatives including interest rate, credit (both single name and portfolio), foreign exchange and equity derivatives. Our use of derivative products in our trading businesses is combined with transactions in cash instruments to allow for the execution of various trading strategies. As an end-user, we use derivative products to adjust the interest rate nature of our funding sources from fixed to floating interest rates and to change the index on which floating interest rates are based (e.g., Prime to LIBOR).

We conduct our derivative activities through a number of wholly-owned subsidiaries. Our fixed income derivative products business is conducted through our subsidiary, Lehman Brothers Special Financing Inc., and separately capitalized “AAA” rated subsidiaries, Lehman Brothers Financial Products Inc. and Lehman Brothers Derivative Products Inc. Our equity derivative products business is conducted through Lehman Brothers Finance S.A. In addition, as a global investment bank, we also are a market maker in a number of foreign currencies. Counterparties to our derivative product transactions primarily are U.S. and foreign banks, securities firms, corporations, governments and their agencies, finance companies, insurance companies, investment companies and pension funds. We manage the risks associated with derivatives on an aggregate basis, along with the risks associated with our non-derivative trading and market-making activities in cash instruments, as part of our firmwide risk management policies. We use industry standard derivative contracts whenever appropriate.

See Notes 1 and 3 to the Consolidated Financial Statements included in this Report for a description of our accounting policies and further discussion of our Trading-Related Derivative Activities.

Other Off-Balance-Sheet Arrangements

We are a market leader in mortgage- and asset-backed securitization and other structured financing arrangements. In connection with these activities, we use SPEs principally for (but not limited to) the securitization of commercial and residential mortgages, home equity loans, government and corporate bonds, and lease and trade receivables. The majority of our involvement with SPEs relates to securitization transactions in which transferred assets, including mortgages, loans, receivables and other assets, are sold to an SPE and repackaged into securities (i.e., securitized). We also may use SPEs to create securities with a unique risk profile desired by investors and as a means of intermediating financial risk. In the normal course of business, we establish SPEs, sell assets to SPEs, underwrite, distribute, and make a market in securities issued by SPEs, transact derivatives with SPEs, own securities or residual interests in SPEs, and provides liquidity or other guarantees for SPEs.

With respect to a collateralized debt obligation (“CDO”) transaction in which a diversified portfolio of securities and/or loans is owned by an SPE and managed by an independent asset manager, our role is principally limited to acting as structuring and placement agent, warehouse provider, underwriter and market maker in the related CDO securities. In a typical CDO, at the direction of a third party asset manager, we will warehouse securities or loans on our balance sheet pending the transfer to the SPE once the permanent financing is completed in the capital markets.

We are a dealer in credit default swaps and, as such, make a market in buying and selling credit protection on single issuers as well as on portfolios of credit exposures. One of the mechanisms we use to mitigate credit risk is to enter into default swaps with SPEs, in which we purchase default protection. In these transactions, the SPE issues credit linked notes to investors and uses the proceeds to invest in high quality collateral. In addition, the SPE receives a premium from us for assuming credit risk under the default swap. Third-party investors in these SPEs are subject to default risk associated with the referenced obligations under the default swap as well as credit risk to the assets held by the SPE.

We also enter into certain structured financing transactions with SPEs to facilities customers’ funding needs. Our involvement in these transactions generally is limited to providing liquidity or other limited default protection to investors.

See Notes 1, 4 and 7 to the Consolidated Financial Statements included in this Report for a further discussion of our off-balance-sheet arrangements and our accounting policies with respect thereto.

Risk Management

As a leading global investment banking company, risk is an inherent part of our businesses. Global markets, by their nature, are prone to uncertainty and subject participants to a variety of risks. We have developed policies and procedures to identify, measure and monitor each of the risks involved in our trading, brokerage and investment banking activities on a global basis. The principal risks we face are market, credit, liquidity, legal and operational risks. Risk management is considered to be of paramount importance in our day-to-day operations. Consequently, we devote significant resources (including investments in personnel and technology) across all of our worldwide trading operations to the measurement, analysis and management of risk.

We seek to reduce risk through the diversification of our businesses, counterparties and activities in geographic regions. We accomplish this objective by allocating the usage of capital to each of our businesses, establishing trading limits and setting credit limits for individual counterparties, including regional concentrations. We seek to achieve adequate returns from each of our businesses commensurate with the risks they assume. Nonetheless, the effectiveness of our policies and procedures for managing risk exposure never can be completely or accurately predicted or fully assured. For example, unexpectedly large or rapid movements or disruptions in one or more markets or other unforeseen developments can have an adverse effect on our results of operations and financial condition. The consequences of these developments can include losses due to adverse changes in inventory values, decreases in the liquidity of trading positions, higher volatility in our earnings, increases in our credit exposure to customers and counterparties and increases in general systemic risk.

Overall risk management policy is established at the Executive Committee level and begins with the Capital Markets Committee, which consists of the Chief Executive Officer, other members of our Executive Committee, the Global Head of Risk, the Chief Economist and Strategist as well as various other business heads. The Capital Markets Committee serves to frame our risk opinion in the context of the global market environment. Our Risk Committee, which consists of the Chief Executive Officer, other members of the Executive Committee and the Global Head of Risk, meets weekly and reviews all risk exposures, position concentrations and risk taking activities.

The Global Risk Management Group (the “Group”) is independent of the trading areas and reports directly to the Firm’s Chief Financial Officer. The Group includes credit risk management, market risk management and operational risk management. Combining these disciplines facilitates the analysis of risk exposures, while leveraging personnel and information technology resources in a cost-efficient manner. The Group maintains staff in each of our regional trading centers and has daily contact with trading staff and senior management at all levels within the Company. These discussions include a review of trading positions and risk exposures.

Credit Risk

Credit risk represents the possibility a counterparty will be unable to honor its contractual obligations to us. Credit risk management is therefore an integral component of our overall risk management framework. The Credit Risk Management Department (“CRM Department”) has global responsibility for implementing our overall credit risk management framework.

The CRM Department manages the credit exposure related to trading activities by giving initial credit approval for counterparties, establishing credit limits by counterparty, country and industry group, and by requiring collateral in appropriate circumstances. In addition, the CRM Department strives to ensure master netting agreements are obtained whenever possible. The CRM Department also considers the duration of transactions in making our credit decisions, along with the potential credit exposure for complex derivative transactions. The CRM Department is responsible for the continuous monitoring and review of counterparty credit exposure and creditworthiness and recommending valuation adjustments, when appropriate. Credit limits are reviewed periodically to ensure they remain appropriate in light of market events or the counterparty’s financial condition. For additional information see Note 3 to the Consolidated Financial Statements included in this Report.

Market Risk

Market risk represents the potential change in value of a portfolio of financial instruments due to changes in market rates, prices and volatilities. Market risk management also is an essential component of our overall risk management framework. The Market Risk Management Department (“MRM Department”) has global responsibility for implementing our overall market risk management framework. It is responsible for the preparation and dissemination of risk reports, developing and implementing the firmwide Risk Management Guidelines, and evaluating adherence to these guidelines. These guidelines provide a clear framework for risk management decision making. To that end, the MRM Department identifies and quantifies risk exposures, develops limits and reports and monitors these risks with respect to the approved limits. The identification of material market risks inherent in positions includes, but is not limited to, interest rate, equity and foreign exchange risk exposures. In addition to these risks, the MRM Department also evaluates liquidity risks, credit and sovereign concentrations.

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

Market risk is present in cash products, derivatives and contingent claim structures that exhibit linear as well as non-linear price sensitivity. Our exposure to market risk varies in accordance with the volume of client-driven market-making transactions, the size of our proprietary positions, and the volatility of financial instruments traded. We seek to mitigate, whenever possible, excess market risk exposures through appropriate hedging strategies.

We participate globally in interest rate, equity and foreign exchange markets. Our Fixed Income Capital Markets division has a broadly diversified market presence in U.S. and foreign government bond trading, emerging market securities, corporate debt (investment and non-investment grade), money market instruments, mortgages and mortgage- and asset-backed securities, real estate, municipal bonds and interest rate derivatives. Our Equities Capital Markets division facilitates domestic and foreign trading in equity instruments, indices and related derivatives. Our foreign exchange businesses are involved in trading currencies on a spot and forward basis as well as through derivative products and contracts.

We incur short-term interest rate risk in the course of facilitating the orderly flow of customer transactions through the maintenance of government and high grade corporate bond inventories. Market making in high yield instruments exposes us to additional risk due to potential variations in credit spreads. Trading in international markets exposes us to spread risk between the term structure of interest rates in different countries. Mortgages and mortgage-related securities are subject to prepayment risk and changes in the level of interest rates. Trading in derivatives and structured products exposes us to changes in the level and volatility of interest rates. We actively manage interest rate risk through the use of interest rate futures, options, swaps, forwards and offsetting cash-market instruments. Inventory holdings, concentrations and agings are monitored closely and used by management to selectively hedge or liquidate undesirable exposures.

We are a significant intermediary in the global equity markets through our market making in U.S. and non-U.S. equity securities, including common stock, convertible debt, exchange-traded and OTC equity options, equity swaps and warrants. These activities expose us to market risk as a result of price and volatility changes in our equity inventory. Inventory holdings also are subject to market risk resulting from concentrations and changes in liquidity conditions that may adversely impact market valuation. Equity market risk is actively managed through the use of index futures, exchange-traded and OTC options, swaps and cash instruments.

We enter into foreign exchange transactions to facilitate the purchase and sale of non-dollar instruments, including equity and interest rate securities. We are exposed to foreign exchange risk on our holdings of non-dollar assets and liabilities. We are active in many foreign exchange markets and have exposure to the Euro, Japanese yen, British pound, Swiss franc and Canadian dollar, as well as a variety of developed and emerging market currencies. We hedge our risk exposures primarily through the use of currency forwards, swaps, futures and options.

If any of the strategies used to hedge or otherwise mitigate exposures to the various types of risks described above are not effective, we could incur losses. See Notes 1 and 3 to the Consolidated Financial Statements included in this Report for further information regarding our use of derivative financial instruments to hedge interest rate, currency, security and commodity price and other market risks.

Operational Risk

Operational risk is the risk of loss resulting from inadequate or failed internal processes, people and systems, or from external events. Operational Risk Management is responsible for implementing and maintaining our overall global operational risk management framework, which seeks to minimize these risks through assessing, reporting, monitoring and tracking operational risks.

We recognize that maintaining our reputation among clients, investors, regulators and the general public is one important aspect of minimizing legal and operational risks. Maintaining our reputation depends on a large number of factors, including the selection of our clients and the conduct of our business activities. We seek to maintain our reputation by screening potential investment banking clients and by conducting our business activities in accordance with high ethical standards.

Potential investment banking clients are screened through a multi-step process that begins with the individual business units and product groups. In screening clients, these groups undertake a comprehensive review of the client and its background and the potential transaction to determine, among other things, whether they pose any risks to our reputation. Following this initial review, potential clients and transactions are screened by the Lehman Brothers Investment Banking Commitment Committee, which is composed of senior members from various corporate and operating divisions of the Company. The Commitment Committee reviews the nature of the client and its business, the due diligence conducted by the business units and product groups, and the proposed terms of the transaction, in order to determine overall acceptability of the proposed transaction. In doing so, the Commitment Committee evaluates the appropriateness of the transaction, including a consideration of ethical and social responsibility issues and the potential effect of the transaction on our reputation.

Value-At-Risk

In general, value-at-risk measures potential loss of trading revenues at a given confidence level over a specified time horizon. Value-at-risk over a one-day holding period measured at a 95% confidence level implies the potential loss of daily trading revenue is expected to be at least as large as the value-at-risk amount on one out of every 20 trading days.

The table below presents an entity-wide reporting-day value-at-risk that includes virtually all of our trading activities using actual daily trading revenues over the previous 250 trading days. This estimate is measured as the loss, relative to the median daily trading revenue at a 95% confidence level. The table also presents an average of daily reporting-day value-at-risk measures over the reporting period.

Value-at-risk is one measurement of potential loss in trading revenues that may result from adverse market movements over a specified period of time with a selected likelihood of occurrence. As with all measures of value-at-risk, our estimate has substantial limitations due to our reliance on historical performance, which is not necessarily a predictor of the future. Consequently, this value-at-risk estimate is only one of a number of tools we use in our daily risk management activities. The following table sets forth the daily value-at-risk for each component of market risk as well as total value-at-risk.

Value-At-Risk

	VAR at			Average VAR Three Months Ended
In millions	5/31/04	2/29/04	11/30/03	5/31/04	2/29/04	11/30/03
Interest rate risk	$22.4	$20.4	$18.2	$21.0	$19.9	$17.9
Equity price risk	10.3	8.0	7.0	9.8	7.3	6.7
Foreign exchange risk	3.5	3.8	3.7	3.6	3.7	3.5
Diversification benefit	(7.1)	(7.5)	(7.2)	(6.7)	(7.5)	(6.3)
Total	$29.1	$24.7	$21.7	$27.7	$23.4	$21.8

Average VAR increased to $27.7 million for the three months ended May 31, 2004 from $23.4 million for the three months ended February 29, 2004. The increase in interest rate and equity price risk for the three months ended May 31, 2004 compared with February 29, 2004 reflects moderately higher risk levels commensurate with higher levels of business activity and volatility in the current market environment.

	High and Low VAR Three Months Ended
	May 31, 2004		February 29, 2004		November 30, 2003
In millions	High	Low	High	Low	High	Low
Interest rate risk	$22.4	$20.0	$21.1	$18.2	$19.0	$17.2
Equity price risk	10.5	8.0	8.0	6.7	7.3	6.4
Foreign exchange risk	3.8	3.5	3.8	3.7	3.7	3.4
Diversification benefit	—	—	—	—	—	—
Total	$29.4	$24.7	$24.7	$21.7	$22.6	$21.1

Distribution of Daily Net Revenues

Substantially all our inventory positions are marked to market daily with changes recorded in net revenues. The following chart sets forth the frequency distribution for daily net revenues for our Capital Markets and Client Services segments (excluding asset management fees) for the quarter ended May 31, 2004.

As discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations, we seek to reduce risk through the diversification of our businesses and our focus on customer flow activities. This diversification and customer flow focus, combined with our risk management controls and processes, helps mitigate the net revenue volatility inherent in our trading activities.

Average Daily Trading Net Revenues

Critical Accounting Policies and Estimates

The following is a summary of our critical accounting policies and estimates. For a full description of these and other accounting policies, see Note 1 to the Consolidated Financial Statements included in this Report.

Use of Estimates

Our financial statements are prepared in conformity with generally accepted accounting principles, many of which require the use of estimates and assumptions. We believe the estimates used in preparing our financial statements are reasonable and prudent. Actual results could differ from these estimates particularly in light of the industry in which we operate.

Fair Value

The determination of fair value is a critical accounting policy that is fundamental to our financial condition and results of operations. We record our inventory positions—including Securities and other inventory positions owned and Securities and other inventory positions sold but not yet purchased—at market or fair value, with unrealized gains and losses reflected in Principal transactions in the Consolidated Statement of Income. In all instances, we believe we have established rigorous internal control processes to ensure we use reasonable and prudent measurements of fair value on a consistent basis.

When evaluating the extent to which estimates may be required in preparing our financial statements, we believe it is useful to analyze the balance sheet as shown in the following table:

Summary Balance Sheet

In millions	May 31, 2004
Assets
Securities and other inventory positions owned	$147,195	42%
Secured financings	158,441	46
Receivables and other assets	37,239	11
Identifiable intangible assets and goodwill	3,624	1
Total assets	$346,499	100%

Liabilities and Equity
Securities and other inventory positions sold but not yet purchased	$82,684	24%
Secured financings	144,404	42
Payables and other accrued liabilities	53,025	15
Total capital	66,386	19
Total liabilities and equity	$346,499	100%

A significant majority of our assets and liabilities are recorded at amounts for which significant management estimates are not used. The following balance sheet categories, comprising 57% of total assets and 76% of total liabilities and equity are valued either at historical cost or at contract value (including accrued interest) which, by their nature, do not require the use of significant estimates: Secured financings, Receivables and other assets, Payables and other accrued liabilities and Total capital. Securities and other inventory positions owned and Securities and other inventory positions sold but not yet purchased (long and short inventory positions, respectively), are recorded at market or fair value, the components of which may require, to varying degrees, the use of estimates in determining fair value. In addition, determining the initial estimated fair values of acquired identifiable intangible assets and goodwill requires significant judgment and involves the use of significant estimates and assumptions.

When evaluating the extent to which management estimates may be used in determining the fair value of long and short inventory, we believe it is useful to consider separately derivatives and cash instruments.

Derivatives

The fair values of derivative assets and liabilities at May 31, 2004 were $15,720 million and $12,620 million, respectively. Included within these amounts were exchange-traded derivative assets and liabilities of $2,697 million and $2,466 million, respectively, for which fair value is determined based on quoted market prices. The fair values of our OTC derivative assets and liabilities at May 31, 2004 were $13,023 million and $10,154 million, respectively. OTC derivative assets represent our unrealized gains, net of unrealized losses, for situations in which we have a master netting agreement. Similarly, liabilities represent net amounts owed to counterparties.

The majority of our OTC derivatives are transacted in liquid trading markets for which fair value is determined using pricing models with readily observable market inputs. Examples of such derivatives include interest rate swap contracts, TBAs, foreign exchange forward and option contracts in G-7 currencies and equity swap and option contracts on listed securities. However, the determination of fair value for certain less liquid derivatives requires the use of significant estimates. Such derivatives include certain credit derivatives, equity option contracts greater than five years, and certain other complex derivatives we use in providing clients with hedging alternatives to unique exposures. We strive to limit the use of significant judgment by using consistent pricing assumptions between reporting periods and using observed market data for model inputs whenever possible. As the market for complex products develops, we refine our pricing models based on market experience to use the most current indicators of fair value.

Cash Instruments

The majority of our non-derivative long and short inventory (i.e., cash instruments) is recorded at market value based on listed market prices or using third-party broker quotes and therefore does not incorporate significant estimates. Examples of inventory valued in this manner include government securities, agency mortgage-backed securities, listed equities, money market instruments, municipal securities and corporate bonds. However, in certain instances we may deem such quotations to be unrealizable (e.g., when the instruments are thinly traded or when we hold a substantial block of a particular security such that the listed price is not deemed to be readily realizable). In such instances, we determine fair value based on management’s best estimate giving appropriate consideration to reported prices and the extent of public trading in similar securities, the discount from the listed price associated with the cost at date of acquisition and the size of the position held in relation to the liquidity in the market, among other factors. When the size of our holding of a listed security is likely to impair our ability to realize the quoted market price, we record the position at a discount to the quoted price reflecting our best estimate of fair value.

When quoted prices are not available, fair value is determined based on pricing models or other valuation techniques, including the use of implied pricing from similar instruments. Pricing models typically are used to derive fair value based on the net present value of estimated future cash flows including adjustments, when appropriate, for liquidity, credit and/or other factors. For the vast majority of instruments valued through pricing models, significant estimates are not required because the market inputs to such models are readily observable and liquid trading markets provide clear evidence to support the valuations derived from such pricing models. Examples of inventory valued using pricing models or other valuation techniques for which the use of management estimates are deemed necessary include private equity investments, certain high yield positions, certain mortgages, mortgage-backed and real estate inventory and non-investment-grade retained interests.

Private Equity and Other Principal Investments

Our Private Equity business operates in five major asset classes: Merchant Banking, Real Estate, Venture Capital, Fixed Income related and Third Party Funds. We have raised privately-placed funds in all of these classes, for which we act as general partner and in which we have general and in some cases limited partner interests. In addition, we generally co-invest directly in the investments made by the funds and may make other non-fund-related direct investments. We carry our private equity investments, including our general and limited partnership interests, at fair value. At May 31, 2004 and November 30, 2003, our private equity related investments were $1,858 million and $1,303 million, respectively. At May 31, 2004, the largest industry concentration was 21% and the largest single-investment exposure was $80 million. In addition, we held approximately $99 million in an energy-related principal investment at May 31, 2004, compared with $80 million at November 30, 2003.

The determination of fair value for these investments often requires the use of estimates and assumptions because these investments generally are less liquid and often contain trading restrictions. We estimate that approximately $66 million of these investments have readily determinable fair values because they are publicly-traded securities with no remaining trading restrictions. For the remainder of these positions, fair value is based on our assessment of the underlying investments incorporating valuations that consider expected cash flows, earnings multiples and/or comparisons to similar market transactions. Valuation adjustments, which may involve the use of significant management estimates, are an integral part of pricing these instruments, reflecting consideration of credit quality, concentration risk, sale restrictions and other liquidity factors. Additional information about our private equity and other principal investment activities, including related commitments, can be found in Note 7 to the Consolidated Financial Statements included in this Report.

High Yield

We underwrite, invest and make markets in high yield corporate debt securities. We also syndicate, trade and invest in loans to below-investment-grade-rated companies. For purposes of this discussion, high yield debt instruments are defined as securities of or loans to companies rated BB+ or lower, or equivalent ratings by recognized credit rating agencies, as well as non-rated securities or loans that, in our opinion are non-investment grade. Non-investment grade securities generally involve greater risks than investment grade securities due to the issuer’s creditworthiness and the lower liquidity of the market for such securities. In addition, these issuers generally have relatively higher levels of indebtedness resulting in an increased sensitivity to adverse economic conditions. We recognize these risks and seek to reduce market and credit risk through the diversification of our products and counterparties. High yield debt instruments are carried at fair value, with unrealized gains or losses recognized in the Consolidated Statement of Income. Such instruments at May 31, 2004 and November 30, 2003 included long positions with an aggregate market value of approximately $4.1 billion and $4.0 billion and short positions with an aggregate market value of approximately $0.7 billion and $0.3 billion, respectively. At May 31, 2004, the largest industry concentration was 31%—the broad manufacturing industrial classification. The majority of these positions are valued using broker quotes or listed market prices. However, at May 31, 2004, approximately $800 million of these positions were valued using other valuation techniques because there was little or no trading activity. In such instances, we use prudent judgment in determining fair value, which may involve using analyses of credit spreads associated with pricing of similar instruments, or other valuation techniques. We mitigate our aggregate and single-issuer net exposure through the use of derivatives, non-recourse financing and other financial instruments.

Mortgages, Mortgage-backed and Real Estate Inventory

We are a market leader in mortgage-backed securities trading and loan securitizations (both residential and commercial). Our mortgage-related inventory includes loans held prior to securitization, securities, loans and real estate owned. In this activity, we originate residential and commercial mortgage loans and purchase residential loans in the secondary market. Acquired or originated loans are principally held for securitization. From time to time, we may use non-recourse financings to fund these positions. We record mortgage loans and direct real estate investments at fair value, with related mark-to-market gains and losses recognized in Principal transactions in the Consolidated Statement of Income. Management estimates generally are required in determining the fair value of certain residential and commercial mortgage loans and direct real estate investments because they are based on analyses of both cash flow projections and underlying property values. We use independent appraisals to support our assessment of the property in determining fair value for these positions. Fair value for approximately $16.6 billion of our total $46.9 billion of mortgage, mortgage-backed and real estate inventory is determined using the above valuation methodologies, which may involve the use of significant estimates. This includes commercial real estate and commercial mortgage loan risk of $7.3 billion.

Non-Investment Grade Retained Interests

We held approximately $0.9 billion of non-investment grade retained interests at May 31, 2004, down from $1.0 billion at November 30, 2003. Because these interests primarily represent the junior interests in commercial and residential mortgage securitizations for which there are not active trading markets, estimates generally are required in determining fair value. We value these instruments using prudent estimates of expected cash flows and consider the valuation of similar transactions in the market. (See Note 4 to the Consolidated Financial Statements in this Report for additional information on the impact of adverse changes in assumptions on the fair value of these interests.)

Real Estate Related Charges

As a result of our decision to exit our downtown New York area facilities after the events of September 11, 2001 and our decision in 2002 to reconfigure certain of our global real estate facilities, we recognized real estate related charges in 2004, 2003 and 2002. The recognition of these charges required significant management estimates including estimates of the vacancy periods prior to subleasing, the anticipated rates of subleases, and the amounts of incentives (e.g., free rent periods) that may be required to induce sub-lessees. See Note 13 to the Consolidated Financial Statements included in this Report and Note 21 to the 2003 Consolidated Financial Statements incorporated by reference in the Form 10-K for additional information about these charges.

Identifiable Intangible Assets and Goodwill

We acquired Neuberger in October 2003 for a net purchase price of approximately $2.8 billion, excluding net cash and short-term investments acquired of approximately $276 million. The cost was allocated to the underlying net assets based on preliminary estimates of their fair values. The excess of the purchase price over the estimated fair values of the net assets acquired was recorded as goodwill. The judgments made in determining the estimated fair values and expected useful lives assigned to each class of assets and liabilities acquired can significantly affect net income. Determining the fair values and useful lives of certain assets acquired and liabilities assumed—intangible assets in particular—requires significant judgment and involves the use of significant estimates and assumptions. We are obtaining third-party valuations of certain intangible assets preliminarily carried at $951 million in the Consolidated Statement of Financial Condition at May 31, 2004 and the allocation of the purchase price therefore is subject to refinement.

We are required to assess for impairment goodwill and other intangible assets with indefinite lives at least annually using fair value measurement techniques. If the estimated fair value of a reporting unit (an operating segment or one organizational level below an operating segment) exceeds its carrying value, goodwill of the reporting unit is considered not to be impaired. If the carrying value of a reporting unit exceeds its estimated fair value, the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. If the carrying amount of the goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized equal to that excess. The impairment test for other intangible assets with indefinite lives is performed by comparing the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its estimated fair value an impairment loss is recognized equal to that excess. Periodically estimating the fair value of a reporting unit and intangible assets with indefinite lives involves significant judgment and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant effect on whether or not an impairment charge is recognized and the magnitude of such charge.

New Accounting Developments

During the first quarter of 2003, we adopted EITF Issue No. 02-03, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved In Energy Trading and Risk Management Activities” (“EITF 02-03”). EITF 02-03 clarified that profit should not be recognized at the inception of a derivative contract if the contract does not have observable pricing. In such instances, the transaction price is deemed to be the best indicator of fair value and is required to be used. The effect upon adoption of EITF 02-03 was not material to our financial condition or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). The statement specifies how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. In November 2003 the FASB indefinitely deferred the effective date of the statement’s provisions for certain preferred securities subject to mandatory redemption. The remaining provisions of the statement generally are effective for financial instruments entered into after May 31, 2003. We were required to adopt the statement for all pre-existing transactions as of our fourth quarter of 2003. The effect of adopting SFAS 150 was not material to our financial condition or results of operations.

In January 2003 the FASB issued FIN 46. In December 2003, the FASB revised FIN 46 (“FIN 46R”). We have adopted FIN 46R for all VIEs in which we hold a variable interest. The effect of adopting FIN 46R in fiscal 2004 was not material to our financial condition or results of operations.

Effects of Inflation

Because our assets are, to a large extent, liquid in nature they are not significantly affected by inflation. However, the rate of inflation affects our expenses such as employee compensation, office space leasing costs and communications charges, which may not be readily recoverable in the prices of services we offer. To the extent inflation results in rising interest rates and has other adverse effects on the securities markets, it may adversely affect our consolidated financial condition and results of operations in certain businesses.

LEHMAN BROTHERS HOLDINGS INC.

PART I – FINANCIAL INFORMATION

ITEM 3.                                        Quantitative and Qualitative Disclosures About Market Risk

The information under the caption ‘‘Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management’’ above in this Report is incorporated herein by reference.

ITEM 4.                                        Controls and Procedures

Management of the Company, with the participation of the Chairman and Chief Executive Officer and the Chief Financial Officer of Holdings (its principal executive officer and principal financial officer, respectively), evaluated the Company’s disclosure controls and procedures as of the end of the fiscal quarter covered by this Report.

Based on that evaluation, the Chairman and Chief Executive Officer and the Chief Financial Officer have concluded that, as of the end of the fiscal quarter covered by this Report, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by Holdings in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by Holdings in such reports is accumulated and communicated to the Company’s management, including the Chairman and Chief Executive Officer and the Chief Financial Officer of Holdings, as appropriate to allow timely decisions regarding required disclosure.

There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter covered by this Report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

LEHMAN BROTHERS HOLDINGS INC.

PART II—OTHER INFORMATION

ITEM 1.             Legal Proceedings

The Company is involved in a number of judicial, regulatory and arbitration proceedings concerning matters arising in connection with the conduct of its business. Such proceedings include actions brought against us and others with respect to transactions in which we acted as an underwriter or financial advisor, actions arising out of the Company’s activities as a broker or dealer in securities and commodities and actions brought on behalf of various classes of claimants against many securities and commodities firms, including the Company.

Although there can be no assurance as to the ultimate outcome, we generally have denied, or believe we have a meritorious defense and will deny, liability in all significant cases pending against us including the matters described below, and we intend to defend vigorously each such case. Based on information currently available, analysis of insurance coverage and established reserves, we believe the eventual outcome of the actions against us, including the matters described below, will not, in the aggregate, have a material adverse effect on our consolidated financial position or cash flows but may be material to our operating results for any particular period, depending on the level of our income for such period.

Reference is made to Part I, Item 3, Legal Proceedings, in the Form 10-K and to Part II, Item 1, Legal Proceedings, in the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2004, for a complete description of the proceedings reported therein and certain subsequent developments in certain of the proceedings reported therein; only significant subsequent developments in such proceedings and new matters, if any, since the filing of the last Form 10-Q are described below.

Research Analyst Independence Litigations (reported in the Form 10-K)

In DeMarco v. Lehman Brothers Inc., et al., one of the purported class actions filed after the announcement of the Final Global Settlement, the United States District Court for the Southern District of New York (the “New York District Court”) issued an order on July 6, 2004, denying plaintiffs’ motion for class certification.

Actions Regarding Enron Corp. (reported in the Form 10-K and the Form 10-Q for the quarter ended February 29, 2004)

In April 2004, LJM2 Liquidation Statutory Trust B and its managing trustee filed an amended complaint against the limited partners of LJM2 Co-Investment, L.P., including LB I Group Inc., alleging that the distributions to the limited partners were fraudulent transfers and violated the Delaware Revised Uniform Limited Partnership Act.  Plaintiffs seek monetary damages of approximately $75.4 million in the aggregate from the limited partners, plus interest and costs.  The action is currently pending in the United States Bankruptcy Court for the Northern District of Texas.

In May 2004, the Superior Court of Los Angeles County in OCM Opportunities Fund III, L.P. v. Citigroup, Inc. dismissed all claims against LBI and Holdings except the claim for making false or misleading statements.

In June 2004, Arthur Andersen LLP voluntarily dismissed its third-party claims against LBI and Holdings in Samson Investment Co. v. Arthur Andersen L.L.P., in Choucroun v. Arthur Andersen L.L.P., and in Al Rajhi Investment Corporation BV v. Arthur Andersen L.L.P.

As of June 2004, claims that remain pending against LBI and Holdings in the In re Enron Corporation Securities Litigation, pending in the United States District Court for the Southern District of Texas, are for violation of Sections 11, 12 and 15 of the Securities Act of 1933 and for violation of the Texas Securities Act.

Actions Regarding Frank Gruttadauria (reported in the Form 10-K)

The “bifurcated” claims in arbitration against LBI and LBHI have been settled.

Of the four remaining cases in the United States District Court for the Northern District of Ohio, two are on appeal to the United States Court of Appeals for the Sixth Circuit and two have been compelled to arbitration.  One of those arbitrations is scheduled for hearing in June 2005.

All of the seven additional NYSE and NASD arbitrations have been settled except for one pending before the NASD, which is scheduled for hearing in January 2005.

The case pending in the United States District Court for the Eastern District of Wisconsin is still subject to a motion to compel arbitration, but a jury has concluded that plaintiff executed at least one agreement to arbitrate.  Post-trial motions are pending on the issue of whether that agreement covers plaintiff’s disputes and whether LBI is entitled to a new trial on the issue of whether plaintiff executed a second agreement to arbitrate.

Metricom Securities Litigation (reported in the Form 10-K)

On April 29,2004, the United States District Court for the Northern District of California dismissed the second amended complaint with prejudice.

WorldCom Litigation (reported in the Form 10-K and the Form 10-Q for the quarter ended February 29, 2004)

In re WorldCom Inc. Securities Litigation.  On May 10, 2003, Citigroup, Inc., Salomon Smith Barney and Jack Grubman announced that they had reached a settlement with the class, agreeing to pay $2.65 billion to settle the claims against them.  The settlement agreement included a provision allowing the underwriters to settle the claims against them on the same terms modified to reflect each underwriters’ pro rata share of the relevant offering.  The deadline for this provision has passed. The deadline for class members to opt-out of the class originally had been set for February 20, 2004 but that date was vacated by the United States Court of Appeals for the Second Circuit (the “Second Circuit”) on February 3, 2004, and has not yet been reset.  On May 12, 2004, the underwriter defendants, among others, filed a petition for writ of mandamus in the Second Circuit seeking an extension of the fact discovery in the class which is now scheduled, with limited exceptions, to close on July 9, 2004.  This petition was taken on submission and is presently pending before the Second Circuit.

Individual Actions.   After voluntary dismissals, dismissals resulting from motions to dismiss and the commencement of two new action, 24 individual actions remain pending that name LBI and/or Holdings as a defendant.

Certain plaintiffs filed an appeal to the Second Circuit claiming that the removals were improper and that the removed actions should be returned to the states courts where they originated.  On May 11, 2004, the Second Circuit affirmed the New York District Court’s decision that such removal was proper.  On June 15, 2004, the Second Circuit denied those plaintiffs’ request for a rehearing and vacated its February 3, 2004 order extending the opt-out date in the class action.

In October 2003, certain holding company defendants, including Holdings, moved to dismiss certain claims asserted against them. In March 2004, the district court issued an order in one of the individual actions (Alameda County Employees’ Retirement Association v. Ebbers) granting the holding company defendants’ motion to dismiss but permitting plaintiffs to amend their complaint.  In May 2004, the district court dismissed the holding company claims with prejudice.  In June 2004 and consistent with the March and May rulings, counsel in actions similar to the Alameda County action agreed by stipulation, which was endorsed by the district court, to dismiss with prejudice their Securities Act claims against the holding company defendants.

An action commenced in April 2004 in New Mexico state court and removed to federal court was conditionally transferred to the New York District Court by the Judicial Panel on Multidistrict Litigation in June 2004.  The action was brought by state retirement funds which allegedly purchased WorldCom bonds issued in the 1998 Offering, 2000 Offering and 2001 Offering in the principal amount of approximately $150 million.

An action was commenced in May 2004 in the New York District Court by a state retirement system in Utah which allegedly purchased WorldCom bonds in the 2000 Offering, 2000 Private Placement and 2001 Offering in the principal amount of $20 million.

In May 2004, the New York District Court granted the motions for voluntary dismissal in three actions filed by union pension funds which had been originally commenced in Ohio and Illinois.

In June 2004, the New York District Court dismissed all claims asserted by a state retirement system in Idaho against certain defendants including LBI and Holdings.

ITEM 2.             Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases made by or on behalf of Holdings or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended), of our common stock during the quarter ended May 31, 2004.

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased (1)		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (3)
Month # 1 (Mar. 1 - Mar. 31, 2004)	2,034,949		$85.72	2,034,949	51,886,435	(2)
Month # 2 (Apr. 1 - Apr. 30, 2004)	2,071,588		$79.58	2,071,588	49,814,847
Month # 3 (May 1 - May 31, 2004)	3,697,235		$73.97	3,697,235	46,117,612
Total, March 1 through May, 31 2004	7,803,772	(3)	$78.52	7,803,772	46,117,612

(1)          The information in this column includes shares of common stock withheld in satisfaction of the exercise price of stock options and tax withholding obligations upon option exercises and conversion of restricted stock units (collectively, “Offset Shares”) as follows: 189,449 in March 2004, 130,188 in April 2004 and 484,135 in May 2004.

(2)          We have an ongoing common stock repurchase program (the “Program”), pursuant to which we repurchase shares in the open market on a regular basis. As previously announced, on January 27, 2004 our Board of Directors authorized the repurchase of up to approximately 61.8 million shares of our common stock in fiscal 2004. Of this amount, up to approximately 26.7 million shares were authorized for repurchase to offset dilution due to employee stock plans in 2004; and up to an additional 35.1 million shares were authorized for repurchase in fiscal 2004, subject to market conditions, primarily for the possible acceleration of 2005 requirements to offset dilution due to employee stock plans, as well as to manage our equity position. (The number of shares authorized to be repurchased in the open market is reduced by the actual number of Offset Shares received.) For more information about the Program and employee stock plans, see Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management” in the Form 10-K, Notes 14 and 15 to the 2003 Consolidated Financial Statements incorporated by reference in the Form 10-K, and Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Stock Repurchase Program” in this Report.

(3)          There were a total of 7,878,616 shares repurchased and received as Offset Shares during the quarter ended February 29, 2004.

ITEM 4.             Submission of Matters to a Vote of Security Holders

At the annual meeting of stockholders of Holdings held on April 2, 2004, the following matters were submitted to a vote of security holders:

A)          A proposal was submitted for the election of all Class II Directors. The results for the nominees were: Roger S. Berlind – 246,106,674 votes for, 6,212,395 withheld; Marsha Johnson Evans – 250,217,142 votes for, 2,101,927 withheld; Sir Christopher Gent – 237,516,548 votes for, 14,802,521 withheld; and Dina Merrill – 239,191,394 votes for, 13,127,675 withheld. Mr. Berlind, Ms. Evans, Sir Christopher Gent and Ms. Merrill were elected to serve until the Annual Meeting in 2007 and until a successor is elected and qualified.

The terms of the Class III Directors (Thomas H. Cruikshank, Henry Kaufman and John D. Macomber) and Class I Directors (Michael L. Ainslie, John F. Akers and Richard S. Fuld, Jr.) continue until the Annual Meetings in 2006 and 2005, respectively, and until their respective successors are elected and qualified.

B)            A proposal was submitted for the ratification of the Company’s selection of Ernst & Young LLP as the Company’s independent auditors for the 2004 fiscal year. The results were 246,335,576 votes for, 5,436,490 against and 557,003 abstaining, and the proposal was adopted.

ITEM 6.             Exhibits and Reports on Form 8-K

(a)          Exhibits

The following exhibits are filed as part of (or are furnished with, as indicated below) this Quarterly Report or, where indicated, were heretofore filed and are hereby incorporated by reference:

3.01

Restated Certificate of Incorporation of the Registrant dated May 27, 1994 (incorporated by reference to Exhibit 3.1 to the Registrant’s Transition Report on Form 10-K for the eleven months ended November 30, 1994)

3.02

Certificate of Designations with respect to the Registrant’s 5.94% Cumulative Preferred Stock, Series C (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 13, 1998)

3.03

Certificate of Designations with respect to the Registrant’s 5.67% Cumulative Preferred Stock, Series D (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 23, 1998)

3.04

Certificate of Designations with respect to the Registrant’s Fixed/Adjustable Rate Cumulative Preferred Stock, Series E (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 30, 2000)

3.05

Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, dated April 9, 2001 (incorporated by reference to Exhibit 3.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2001)

3.06

Certificate of Designations with respect to the Registrant’s 6.50% Cumulative Preferred Stock, Series F (incorporated by reference to Exhibit 4.01 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 26, 2003)

3.07

Certificate of Designations with respect to the Registrant’s Floating Rate Cumulative Preferred Stock, Series G (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 30, 2004)

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

The following Current Reports on Form 8-K were filed during the fiscal quarter for which this Report is filed:

1.               Form 8-K dated March 2, 2004, Item 7.

2.               Form 8-K dated March 3, 2004, Item 7.

3.               Form 8-K dated March 16, 2004, Items 7 and 12.

Exhibit 99.1

Press Release Dated March 16, 2004, Relating to Earnings for the

Three Months Ended, February 29, 2004

Selected Statistical Information

As of, and for the Three Months Ended, February 29, 2004

(Preliminary and Unaudited)

Consolidated Statement of Income

Three Months Ended February 29, 2004

(Preliminary and Unaudited)

Segment Net Revenue Information

Three Months Ended February 29, 2004

(Preliminary and Unaudited)

Reconciliation of Average Common Stockholders’ Equity to

Average Tangible Common Stockholders’ Equity

(Preliminary and Unaudited)

Gross Leverage and Net Leverage Calculations

(Preliminary and Unaudited)

4.               Form 8-K dated April 12, 2004, Item 7.

5.               Form 8-K dated April 22, 2004, Item 7.

6.               Form 8-K dated May 24, 2004, Items 5 and 7

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

LEHMAN BROTHERS HOLDINGS INC.
(Registrant)

Date: July 14, 2004	By:	/s/ Christopher M. O’Meara
Vice President and Controller (principal accounting officer)

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