Form 10-Q
period 2004-08-31
LEHMAN BROTHERS HOLDINGS INC
filed 2004-10-15
CIK 806085

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2004
OR
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

As of September 30, 2004, 269,418,458 shares of the Registrant's Common Stock, par value $0.10 per share, were outstanding.

LEHMAN BROTHERS HOLDINGS INC.

FORM 10-Q

FOR THE QUARTER ENDED AUGUST 31, 2004

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

LEHMAN BROTHERS HOLDINGS INC.
PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

LEHMAN BROTHERS HOLDINGS INC.
CONSOLIDATED STATEMENT of INCOME
(Unaudited)

	Three Months Ended August 31,		Nine Months Ended August 31,
In millions, except per share data	2004	2003	2004	2003

Revenues
Principal transactions	$1,217	$1,200	$4,435	$3,243
Investment banking	526	453	1,580	1,245
Commissions	348	314	1,145	875
Interest and dividends	2,769	2,467	7,682	7,599
Asset management and other	191	29	562	71

Total revenues	5,051	4,463	15,404	13,033
Interest expense	2,428	2,116	6,711	6,684

Net revenues	2,623	2,347	8,693	6,349

Non-Interest Expenses
Compensation and benefits	1,306	1,174	4,329	3,215
Technology and communications	195	150	550	441
Brokerage and clearance fees	114	96	337	272
Occupancy	107	76	313	230
Professional fees	74	35	191	105
Business development	56	36	155	105
Other	48	31	160	90
Real-estate-related charges	—	—	19	77

Total non-interest expenses	1,900	1,598	6,054	4,535

Income before taxes and dividends on trust preferred securities	723	749	2,639	1,814
Provision for income taxes	218	250	831	545
Dividends on trust preferred securities	—	19	24	51

Net income	$505	$480	$1,784	$1,218

Net income applicable to common stock	$487	$469	$1,732	$1,185

Earnings per common share
Basic	$1.79	$1.92	$6.29	$4.88
Diluted	$1.71	$1.81	$5.94	$4.63
Dividends paid per common share	$0.16	$0.12	$0.48	$0.36

See Notes to Consolidated Financial Statements.

LEHMAN BROTHERS HOLDINGS INC.
CONSOLIDATED STATEMENT of FINANCIAL CONDITION
(Unaudited)

In millions	August 31, 2004	November 30, 2003

Assets
Cash and cash equivalents	$2,832	$7,922
Cash and securities segregated and on deposit for regulatory and other purposes	4,800	3,100
Securities and other inventory positions owned (includes $33,197 in 2004 and $32,273 in 2003 pledged as collateral)	146,501	133,634
Securities received as collateral	4,463	3,406
Collateralized agreements:
Securities purchased under agreements to resell	85,578	87,416
Securities borrowed	71,083	51,396
Receivables:
Brokers, dealers and clearing organizations	2,434	4,875
Customers	11,123	8,809
Others	1,901	1,626
Property, equipment and leasehold improvements (net of accumulated depreciation and amortization of $1,074 in 2004 and $921 in 2003)	2,931	2,806
Other assets	3,586	3,510
Identifiable intangible assets and goodwill (net of accumulated amortization of $196 in 2004 and $166 in 2003)	3,658	3,561

Total assets	$340,890	$312,061

See Notes to Consolidated Financial Statements.

LEHMAN BROTHERS HOLDINGS INC.
CONSOLIDATED STATEMENT of FINANCIAL CONDITION—(Continued)
(Unaudited)

In millions, except per share data	August 31, 2004	November 30, 2003

Liabilities and Stockholders' Equity
Commercial paper and short-term debt	$2,326	$2,331
Securities and other inventory positions sold but not yet purchased	90,092	72,476
Obligation to return securities received as collateral	4,463	3,406
Collateralized financing:
Securities sold under agreements to repurchase	107,083	107,304
Securities loaned	11,804	13,988
Other secured borrowings	13,059	14,544
Payables:
Brokers, dealers and clearing organizations	4,729	3,067
Customers	34,214	27,666
Accrued liabilities and other payables	8,656	9,266
Long-term debt:
Senior notes	47,039	41,303
Subordinated indebtedness	3,004	2,226

Total liabilities	326,469	297,577
Commitments and contingencies
Preferred securities subject to mandatory redemption	—	1,310

Stockholders' Equity
Preferred stock	1,345	1,045
Common stock, $0.10 par value;
Shares authorized: 600,000,000 in 2004 and 2003;
Shares issued 297,796,197 in 2004 and 294,575,285 in 2003;
Shares outstanding: 269,508,910 in 2004 and 266,679,056 in 2003	30	29
Additional paid-in capital	6,125	6,164
Accumulated other comprehensive income (net of tax)	(16)	(16)
Retained earnings	8,720	7,129
Other stockholders' equity, net	787	1,031
Common stock in treasury, at cost: 28,287,287 shares in 2004 and 27,896,229 shares in 2003	(2,570)	(2,208)

Total stockholders' equity	14,421	13,174

Total liabilities and stockholders' equity	$340,890	$312,061

See Notes to Consolidated Financial Statements.

LEHMAN BROTHERS HOLDINGS INC.
CONSOLIDATED STATEMENT of CASH FLOWS
(Unaudited)

	Nine Months Ended August 31,
In millions	2004	2003

Cash Flows from Operating Activities
Net income	$1,784	$1,218
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	319	219
Tax benefit from issuance of stock-based awards	239	165
Amortization of deferred stock compensation	415	341
Real-estate-related charges	19	77
Other adjustments	70	(10)
Net change in:
Cash and securities segregated and on deposit for regulatory and other purposes	(1,700)	(1,670)
Securities and other inventory positions owned	(12,719)	(168)
Securities received as collateral	(1,057)	(478)
Securities borrowed, net of securities loaned	(21,871)	(475)
Other secured borrowings	(1,485)	(2,274)
Resale agreements, net of repurchase agreements	1,617	(9,994)
Receivables from brokers, dealers and clearing organizations	2,441	(2,459)
Receivables from customers	(2,314)	(6,045)
Securities and other inventory positions sold but not yet purchased	17,616	3,626
Obligation to return securities received as collateral	1,057	478
Payable to brokers, dealers and clearing organizations	1,662	5,774
Payables to customers	6,548	16,551
Accrued liabilities and other payables	(848)	553
Other operating assets and liabilities, net	(299)	361

Net cash provided by (used in) operating activities	(8,506)	5,790

Cash Flows from Financing Activities
Proceeds from issuance of senior notes	13,462	10,732
Principal payments of senior notes	(7,933)	(7,525)
Proceeds from issuance of subordinated indebtedness	423	154
Principal payments of subordinated indebtedness	(974)	(284)
Proceeds from issuance of preferred securities subject to mandatory redemption	—	300
Issuance of common stock	108	38
Issuance of preferred stock	300	345
Net proceeds from commercial paper and short-term debt	(5)	(241)
Payments for treasury stock purchases	(1,763)	(836)
Issuance of treasury stock	359	189
Dividends paid	(193)	(126)

Net cash provided by financing activities	3,784	2,746

Cash Flows from Investing Activities
Purchases of property, equipment and leasehold improvements, net	(262)	(280)
Business acquisitions, net of cash acquired	(106)	(54)

Net cash used in investing activities	(368)	(334)

Net change in cash and cash equivalents	(5,090)	8,202
Cash and cash equivalents, beginning of period	7,922	3,699

Cash and cash equivalents, end of period	$2,832	$11,901

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (in millions):
Interest paid totaled $6,822 in 2004 and $6,797 in 2003.
Income taxes paid totaled $606 in 2004 and $449 in 2003.

See Notes to Consolidated Financial Statements.

LEHMAN BROTHERS HOLDINGS INC.
NOTES to CONSOLIDATED FINANCIAL STATEMENTS

LEHMAN BROTHERS HOLDINGS INC.
NOTES to CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Lehman Brothers Holdings Inc. ("Holdings") and subsidiaries (collectively, the "Company," "Lehman Brothers," "we," "us" or "our"). Lehman Brothers is one of the leading global investment banks serving institutional, corporate, government and high-net-worth individual clients and customers. Our worldwide headquarters in New York and regional headquarters in London and Tokyo are complemented by offices in additional locations in North America, Europe, the Middle East, Latin America and the Asia Pacific region. We are engaged primarily in providing financial services. The principal U.S. subsidiary of Holdings is Lehman Brothers Inc. ("LBI"), a registered broker-dealer. All material intercompany accounts and transactions are eliminated in consolidation.

These consolidated financial statements are prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC") with respect to Form 10-Q and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Pursuant to such rules and regulations, certain footnote disclosures that normally are required under generally accepted accounting principles are omitted. These consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and the notes thereto (the "2003 Consolidated Financial Statements") incorporated by reference in Holdings' Annual Report on Form 10-K for the year ended November 30, 2003 (the "Form 10-K"). The Consolidated Statement of Financial Condition at November 30, 2003 included in this Form 10-Q for the quarter ended August 31, 2004 ("Report") was derived from the audited consolidated financial statements.

The consolidated financial statements are prepared in conformity with generally accepted accounting principles, which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates are required in determining the valuation of inventory, particularly over-the-counter ("OTC") derivatives, certain high yield positions, private equity and other principal investments and certain mortgage, mortgage-backed and real estate inventory positions. Additionally, estimates are required in assessing the realizability of deferred tax assets and the outcome of litigation, determining the allocation of business acquisition purchase price to identifiable intangible assets and goodwill, and evaluating the amount of real-estate-related reserves. Management believes the estimates used in preparing these financial statements are reasonable and prudent. Actual results could differ from these estimates.

The nature of our business is such that the results of any interim period may vary significantly from quarter to quarter and may not be indicative of the results to be expected for the fiscal year. Certain prior-period amounts reflect reclassifications to conform to the current period's presentation.

Consolidation Accounting Policies

Operating Companies.    Financial Accounting Standards Board ("FASB") Interpretation No. 46, "Consolidation of Variable Interest Entities—an interpretation of ARB No. 51," ("FIN 46"), which was issued in January 2003 and revised in December 2003 ("FIN 46R"), defines the criteria necessary to be considered an operating company for which the consolidation accounting guidance of Statement of Financial Accounting Standards ("SFAS") No. 94, "Consolidation of All Majority-Owned Subsidiaries," ("SFAS 94") should be applied. SFAS 94 requires consolidation of operating companies in which we have a controlling financial interest. The usual condition for a controlling financial interest is ownership of a majority of the voting interest in an operating company. FIN 46R defines operating companies as businesses that have sufficient legal equity to absorb the entities' expected losses (presumed to require minimum 10% equity) and, in each case, for which the equity holders have substantive voting rights and participate substantively in the gains and losses of such entities. Accordingly, we consolidate operating companies in which we have a controlling financial interest. Operating companies in which we are able to exercise significant influence but do not control are accounted for under the equity method. Significant influence generally is deemed to exist when we own 20% to 50% of the voting equity of a corporation, or when we hold at least 3% of a limited partnership interest. The cost method is applied when we do not have the ability to exercise significant influence.

Special Purpose Entities.    Special purpose entities ("SPEs") are corporations, trusts or partnerships that are established for a limited purpose. SPEs by their nature generally do not provide equity owners with significant

LEHMAN BROTHERS HOLDINGS INC.
NOTES to CONSOLIDATED FINANCIAL STATEMENTS

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

Revenue Recognition Policies

Principal Transactions.    Securities and other inventory positions owned and Securities and other inventory positions sold but not yet purchased (both of which are recorded on a trade-date basis) are valued at market or fair value, as appropriate, with unrealized gains and losses reflected in Principal transactions in the Consolidated Statement of Income. We follow the American Institute of Certified Public Accountants ("AICPA") Audit and Accounting Guide, "Brokers and Dealers in Securities," (the "Guide") when determining market or fair value for financial instruments. Market value generally is determined based on listed prices or broker quotes. In certain instances, such price quotations may be deemed unreliable when the instruments are thinly traded or when we hold a substantial block of a particular security and the listed price is not deemed to be readily realizable. In accordance with the Guide, in these instances we determine fair value based on management's best estimate, giving appropriate consideration to reported prices and the extent of public trading in similar securities, the discount from the listed price associated with the cost at the date of acquisition, and the size of the position held in relation to the liquidity in the market, among other factors. When the size of our holding of a listed security is likely to impair our ability to realize the quoted market price, we record the position at a discount to the quoted price reflecting our best estimate of fair value. In such instances, we generally determine fair value with reference to the discount associated with the acquisition price of the security. When listed prices or broker quotes are not available, we determine fair value based on pricing models or other valuation techniques, including the use of implied pricing from similar instruments. We typically use pricing models to derive fair value based on the net present value of estimated future cash flows including adjustments, when appropriate, for liquidity, credit and/or other factors.

Investment Banking.    Underwriting revenues, net of related underwriting expenses, and revenues for merger, acquisition advisory and related services are recognized when services for the transactions are completed. Direct costs associated with advisory services are recorded as non-personnel expenses, net of client reimbursements.

Commissions.    Commissions primarily include fees from executing and clearing client transactions on stock, options and futures markets worldwide. These fees are recognized on a trade-date basis.

Investment Advisory Fees.    Investment advisory fees are recorded as earned. Generally, high-net-worth and institutional clients are charged or billed quarterly based on the account's net asset value at the beginning of a

LEHMAN BROTHERS HOLDINGS INC.
NOTES to CONSOLIDATED FINANCIAL STATEMENTS

quarter. Investment advisory and administrative fees earned from our mutual fund business (the "Funds") are charged monthly to the Funds based on average daily net assets under management.

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

Securities and Other Inventory Positions.    Securities and other inventory positions owned, including loans, and Securities and other inventory positions sold but not yet purchased are carried at market or fair value, as appropriate, with unrealized gains and losses reflected in Principal transactions in the Consolidated Statement of Income. Lending commitments are recorded at fair value, with unrealized gains or losses recognized in Principal transactions in the Consolidated Statement of Income. At August 31, 2004 and November 30, 2003, all firm-owned securities pledged to counterparties that have the right, by contract or custom, to sell or repledge the securities are classified as Securities owned (pledged as collateral) as required by SFAS 140.

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

Derivatives are recorded at market or fair value in the Consolidated Statement of Financial Condition on a net-by-counterparty basis when a legal right of set-off exists and are netted across products when such provisions are stated in the master netting agreement. Derivatives often are referred to as off-balance-sheet instruments because neither their notional amounts nor the underlying instruments are reflected as assets or liabilities of the Company. Instead, the market or fair values related to the derivative transactions are reported in the Consolidated Statement of Financial Condition as assets or liabilities in Derivatives and other contractual agreements, as applicable. Margin on futures contracts is included in receivables and payables from/to brokers, dealers and clearing organizations, as applicable. Changes in fair values of derivatives are recorded in Principal transactions in the Consolidated Statement of Income. Market or fair value generally is determined either by quoted market prices (for exchange-traded futures and options) or pricing models (for swaps, forwards and options). Pricing models use a series of market inputs to determine the present value of future cash flows with adjustments, as required, for credit risk and liquidity risk. Additional valuation adjustments may be recorded, as deemed appropriate, for new or complex products or for positions with significant concentrations. These adjustments are integral components of the mark-to-market process. Credit-related valuation adjustments incorporate business and economic conditions, historical experience, concentrations, estimates of expected losses and the character, quality and performance of credit sensitive financial instruments.

We follow Emerging Issues Task Force ("EITF") Issue No. 02-03, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved In Energy Trading and Risk Management Activities" ("EITF 02-03") when marking to market our derivative contracts. Under EITF 02-03, recognition of a trading profit at inception of a derivative transaction is prohibited unless the fair value of that derivative is obtained from a quoted market price, supported by comparison to other observable market transactions, or based on a valuation technique incorporating observable market data.

As an end user, we primarily use derivatives to modify the interest rate characteristics of our long-term debt and secured financing activities. We also use equity derivatives to hedge our exposure to equity price risk embedded in certain of our debt obligations and foreign exchange forwards to manage the currency exposure related to our net investment in non-U.S.-dollar functional currency operations (collectively, "End-User Derivative Activities"). The accounting for End-User Derivative Activities is dependent on the nature of the hedging relationship. In certain

LEHMAN BROTHERS HOLDINGS INC.
NOTES to CONSOLIDATED FINANCIAL STATEMENTS

hedging relationships both the derivative and the hedged item are marked to market through earnings ("fair value hedge"). In many instances, the hedge relationship is fully effective and the mark to market on the derivative and the hedged item offset. In other hedging relationships, the derivative is marked to market with the offsetting gains or losses recorded in Accumulated other comprehensive income, a component of Stockholders' equity, until the related hedged item is recognized in earnings ("cash flow hedge"). Certain derivatives embedded in long-term debt are bifurcated from the debt and marked to market through earnings.

We use fair value hedges primarily to convert a substantial portion of our fixed-rate debt and certain long-term secured financing activities to floating interest rates. Any hedge ineffectiveness in these relationships is recorded in Interest expense in the Consolidated Statement of Income. Gains or losses from revaluing foreign exchange contracts associated with hedging our net investments in non-U.S. dollar functional currency operations are reported within Accumulated other comprehensive income in Stockholders' equity. Unrealized receivables/payables resulting from the mark to market of end-user derivatives are included in Securities and other inventory positions owned or Securities and other inventory positions sold but not yet purchased.

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

LEHMAN BROTHERS HOLDINGS INC.
NOTES to CONSOLIDATED FINANCIAL STATEMENTS

Identifiable Intangible Assets and Goodwill

Intangible assets with indefinite lives and goodwill are not amortized. Instead, these assets are evaluated at least annually for impairment. Goodwill is reduced upon the recognition of certain acquired net operating loss carryforward benefits.

Equity-Based Compensation

SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") established financial accounting and reporting standards for equity-based employee and non-employee compensation. SFAS 123 permits companies to account for equity-based employee compensation using the intrinsic-value method prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25"), or using the fair-value method prescribed by SFAS 123. Through November 30, 2003, we followed APB 25 and its related interpretations to account for equity-based employee compensation. Accordingly, no compensation expense was recognized for stock option awards because the exercise price equaled or exceeded the market value of our common stock on the grant date. Compensation expense for restricted stock units with future service requirements was recognized over the relevant service periods.

Beginning in 2004, we adopted the fair-value method of accounting for equity-based employee awards using the prospective transition method permitted by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" ("SFAS 148"). Under this method of transition, compensation expense is recognized based on the fair value of stock options and restricted stock units granted for 2004 and future years over the related service period. Stock options granted for the years ended November 30, 2003 and before continue to be accounted for under APB 25. The adoption of SFAS 123 did not have a material effect on our results of operations or financial condition in the three and nine months ended August 31, 2004.

The following table illustrates the effect on net income and earnings per share for the three and nine months ended August 31, 2004 and 2003 if the fair-value-based retroactive method prescribed by SFAS 123 had been applied to all awards granted, including those granted prior to fiscal year 2004.

Equity Based Compensation—Pro Forma Net Income and Earnings per Share

	Three Months Ended August 31,		Nine Months Ended August 31,
In millions, except per share data	2004	2003	2004	2003

Net income, as reported	$505	$480	$1,784	$1,218
Add: stock-based employee compensation expense included in reported net income, net of related tax effect	79	60	241	203
Deduct: stock-based employee compensation expense determined under the fair-value-based method for all awards, net of related tax effect	(119)	(96)	(362)	(311)

Pro forma net income	$465	$444	$1,663	$1,110

Earnings per share:
Basic, as reported	$1.79	$1.92	$6.29	$4.88
Basic, pro forma	1.64	1.78	5.85	4.44
Diluted, as reported	1.71	1.81	5.94	4.63
Diluted, pro forma	1.58	1.70	5.59	4.27

Earnings per Common Share

We compute earnings per common share ("EPS") in accordance with SFAS No. 128, "Earnings per Share." Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the assumed conversion of all dilutive securities. For additional information see Notes 14 and 16 to the 2003 Consolidated Financial Statements incorporated by reference in the Form 10-K.

LEHMAN BROTHERS HOLDINGS INC.
NOTES to CONSOLIDATED FINANCIAL STATEMENTS

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

Statement of Cash Flows

Cash equivalents include highly liquid investments not held for resale with maturities of three months or less when we acquire them.

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

Note 2. Securities and Other Inventory Positions

Securities and other inventory positions owned and Securities and other inventory positions sold but not yet purchased are recorded at fair value and were comprised of the following:

Securities and Other Inventory Positions

In millions	August 31, 2004	November 30, 2003

Securities and other inventory positions owned:
Mortgages, mortgage-backed and real estate inventory positions	$43,161	$38,957
Governments and agencies	37,909	31,666
Derivatives and other contractual agreements	16,547	15,766
Corporate debt and other	20,657	20,069
Corporate equities	24,161	22,889
Certificates of deposit and other money market instruments	4,066	4,287

	$146,501	$133,634

Securities and other inventory positions sold but not yet purchased:
Governments and agencies	$48,298	$44,150
Derivatives and other contractual agreements	12,981	11,440
Corporate debt and other	7,775	5,951
Corporate equities	21,038	10,935

	$90,092	$72,476

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

LEHMAN BROTHERS HOLDINGS INC.
NOTES to CONSOLIDATED FINANCIAL STATEMENTS

obligations pursuant to securities transactions can be directly impacted by volatile or illiquid trading markets, which may impair the ability of customers and counterparties to satisfy their obligations to us.

Securities and other inventory positions owned include U.S. government and agency securities and securities issued by non-U.S. governments which, in the aggregate, represented 11% of our total assets at August 31, 2004. In addition, collateral we held for resale agreements represented approximately 25% of total assets at August 31, 2004, and primarily consisted of securities issued by the U.S. government, federal agencies or non-U.S. governments. Our most significant industry concentration is financial institutions, which includes other brokers and dealers, commercial banks and institutional clients. This concentration arises in the normal course of our business.

Note 3. Derivative Financial Instruments

In the normal course of business, we enter into derivative transactions both in a trading capacity and as an end-user. Our derivative activities (both trading and end-user) are recorded at fair value in the Consolidated Statement of Financial Condition. Acting in a trading capacity, we enter into derivative transactions to satisfy the needs of our clients and to manage our own exposure to market and credit risks resulting from our trading activities (collectively, "Trading-Related Derivative Activities"). We record our Trading-Related Derivative Activities at fair value with realized and unrealized gains and losses recognized in Principal transactions in the Consolidated Statement of Income. As an end-user, we primarily enter into interest rate swap and option contracts to adjust the interest rate nature of our funding sources from fixed to floating rates.

The following table presents the fair value of our derivatives at August 31, 2004 and November 30, 2003. Assets included in the table represent unrealized gains, net of unrealized losses for situations in which we have a master netting agreement. Similarly, liabilities represent net amounts owed to counterparties.

Fair Value of Derivative Financial Instruments

	August 31, 2004(1)		November 30, 2003(1)
In millions	Assets	Liabilities	Assets	Liabilities

Interest rate, currency and credit default swaps and options (including caps, collars and floors)	$9,006	$6,319	$7,602	$5,614
Foreign exchange forward contracts and options	917	1,235	1,807	1,982
Other fixed income securities contracts (including futures contracts, options and TBAs)	2,123	1,142	1,264	750
Equity contracts (including equity swaps, warrants and options)	4,501	4,285	5,093	3,094

	$16,547	$12,981	$15,766	$11,440

(1)
Amounts do not include receivables or payables related to exchange-traded futures contracts.

The fair value of derivative contracts at August 31, 2004 and November 30, 2003 represents our receivable/payable for derivative financial instruments before consideration of collateral. Included within the $16,547 million fair value of assets at August 31, 2004 was $14,410 million related to OTC contracts and $2,137 million related to exchange-traded contracts. Included within the $15,766 million fair value of assets at November 30, 2003 was $13,567 million related to OTC contracts and $2,199 million related to exchange-traded contracts.

The primary difference in risks between OTC and exchange-traded contracts is credit risk. OTC contracts contain credit risk for unrealized gains, net of collateral, from various counterparties for the duration of the contract. With respect to OTC contracts, we view our net credit exposure to third parties to be $9,285 million and $9,457 million at August 31, 2004 and November 30, 2003, respectively, representing the fair value of our OTC contracts in an unrealized gain position, after consideration of collateral. Counterparties to our OTC derivative products primarily are U.S. and foreign banks, securities firms, corporations, governments and their agencies, finance companies, insurance companies, investment companies and pension funds. Collateral held related to OTC contracts generally includes U.S. government and federal agency securities.

Presented below is an analysis of our net credit exposure at August 31, 2004 for OTC contracts based on actual ratings made by external rating agencies or by equivalent ratings established and used by our Credit Risk Management Department.

LEHMAN BROTHERS HOLDINGS INC.
NOTES to CONSOLIDATED FINANCIAL STATEMENTS

Net Credit Exposure

Counterparty Risk Rating	S&P/Moody's Equivalent	Less than 1 Year	1-5 Years	5-10 Years	Greater than 10 Years	Total August 2004	Total Nov 2003

1	AAA/Aaa	6%	3%	3%	4%	16%	15%
2	AA-/Aa3 or higher	15%	5%	6%	8%	34%	30%
3	A-/A3 or higher	8%	8%	5%	10%	31%	34%
4	BBB-/Baa3 or higher	4%	3%	2%	6%	15%	18%
5	BB-/Ba3 or higher	1%	—%	1%	1%	3%	2%
6	B+/B1 or lower	1%	—%	—%	—%	1%	1%

		35%	19%	17%	29%	100%	100%

For a further discussion of our derivative-related activities, refer to Notes 1, 3 and 9 to the 2003 Consolidated Financial Statements incorporated by reference in the Form 10-K.

Note 4. Securitizations and Other Off-Balance-Sheet Arrangements

We are a market leader in mortgage- and asset-backed securitizations and other structured financing arrangements. In connection with these activities, we use SPEs primarily for (but not limited to) the securitization of commercial and residential mortgages, home equity loans, government and corporate bonds, and lease and trade receivables. The majority of our involvement with SPEs relates to securitization transactions meeting the SFAS 140 definition of a QSPE. Based on the guidance in SFAS 140, we do not consolidate such QSPEs. We derecognize financial assets transferred in securitizations with QSPEs provided we have relinquished control over such assets. We may retain an interest in the financial assets we securitize ("retained interests"), which may include assets in the form of residual interests in the SPEs established to facilitate the securitization. Any retained interests are included in Securities and other inventory positions owned (primarily Mortgages and mortgage-backed) in the Consolidated Statement of Financial Condition. For further information regarding the accounting for securitization transactions, refer to Note 1 to the Consolidated Financial Statements included in this Report. During the nine months ended August 31, 2004 and 2003, we securitized approximately $123 billion and $125 billion of financial assets, including $100 billion of residential mortgages in both periods, $6 billion and $7 billion of commercial mortgages, and $17 billion and $18 billion of municipal and other asset-backed financial instruments, respectively.

At August 31, 2004 and November 30, 2003, we had approximately $1.2 billion and $1.0 billion, respectively, of non-investment grade retained interests from our securitization activities (primarily junior security interests in securitizations) including $0.2 billion and $0.2 billion of commercial mortgages, $0.7 billion and $0.6 billion of residential mortgages, and $0.3 billion and $0.2 billion of municipal and other asset-backed financial instruments, respectively. We record our trading assets at fair value, including those assets held prior to securitization, as well as any retained interests post-securitization. Mark-to-market gains or losses are recorded in Principal transactions in the Consolidated Statement of Income.

LEHMAN BROTHERS HOLDINGS INC.
NOTES to CONSOLIDATED FINANCIAL STATEMENTS

The tables below outline the key economic assumptions used in measuring the fair value of retained interests:

August 31, 2004	Residential Mortgages	Commercial Mortgages	Municipal and Other Asset-Backed

Weighted-average life	3 years	1 year	8 years
Annual prepayment rate	8 – 75 CPR	0 CPR	0 CPR
Credit loss assumption	0.8 – 5.4%	1.0 – 5.2%	0.8 – 2.0%
Weighted-average discount rate	23%	15%	4%
November 30, 2003	Residential Mortgages	Commercial Mortgages	Municipal and Other Asset-Backed

Weighted-average life	4 years	1 year	7 years
Annual prepayment rate	5 – 90 CPR	0 – 15 CPR	0 – 12 CPR
Credit loss assumption	0.5 – 7.0%	2.0 – 27.0%	3.0 – 12.0%
Weighted-average discount rate	21%	17%	3%

The table below outlines the sensitivity of the fair value of the retained interests to immediate 10% and 20% adverse changes in the preceding assumptions:

	August 31, 2004			November 30, 2003
In millions	Residential Mortgages	Commercial Mortgages	Municipal and Other Asset- Backed	Residential Mortgages	Commercial Mortgages	Municipal and Other Asset- Backed

Annual prepayment rate:
Impact of 10% adverse change	$2	$—	$—	$2	$—	$—
Impact of 20% adverse change	$3	$—	$—	$5	$—	$—
Credit loss assumption:
Impact of 10% adverse change	$29	$10	$9	$21	$6	$9
Impact of 20% adverse change	$58	$13	$19	$40	$6	$18
Weighted-average discount rate:
Impact of 10% adverse change	$44	$—	$31	$25	$—	$23
Impact of 20% adverse change	$61	$—	$63	$49	$—	$45

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

The following table summarizes cash flows between securitization trusts and us:

In millions Nine months ended August 31, 2004	Residential Mortgages	Commercial Mortgages	Municipal and Other Asset-Backed

Cash flows received on retained interests	$315	$6	$124

Non-QSPE activities.    Substantially all of our securitization activities are transacted through QSPEs, including residential and commercial mortgage securitizations. However, we also are actively involved with SPEs that do not meet the QSPE criteria due to their permitted activities not being sufficiently limited or because the assets are not deemed qualifying financial instruments (e.g., real estate). Our involvement with such SPEs includes collateralized debt obligations ("CDOs"), credit-linked notes and other structured financing transactions designed to meet customers' investing or financing needs.

A CDO transaction involves the purchase by an SPE of a diversified portfolio of securities and/or loans that are then managed by an independent asset manager. Interests in the SPE (debt and equity) are sold to third party investors.

LEHMAN BROTHERS HOLDINGS INC.
NOTES to CONSOLIDATED FINANCIAL STATEMENTS

Our primary role is limited to acting as structuring and placement agent, warehouse provider, underwriter and market maker in the related CDO securities. In a typical CDO, at the direction of a third party asset manager, we temporarily will warehouse securities or loans on our balance sheet pending the sale to the SPE once the permanent financing is completed in the capital markets. At August 31, 2004, we owned approximately $121 million of equity securities in CDOs. Because our investments do not represent a majority of any CDO equity class, we are not deemed the primary beneficiary of the CDOs and therefore we do not consolidate such SPEs.

We are a dealer in credit default swaps and, as such, make a market in buying and selling credit protection on single issuers as well as on portfolios of credit exposures. One of the mechanisms we use to mitigate credit risk is to enter into default swaps with SPEs, in which we purchase default protection. In these transactions, the SPE issues credit-linked notes to investors and uses the proceeds to invest in high quality collateral. In addition, the SPE receives a premium from us for assuming credit risk under the default swap. Third-party investors in these SPEs are subject to default risk associated with the referenced obligations under the default swap as well as credit risk to the assets held by the SPE. Our maximum loss associated with our involvement with such credit-linked note transactions is the fair value of our credit default swaps with such SPEs, which approximated $76 million at August 31, 2004. While this amount represents the maximum amount we potentially could lose on such agreements, the maximum loss is highly unlikely because the value of the underlying collateral held by the SPEs was $4.2 billion and was investment grade quality. Because the results of our expected loss calculations generally demonstrate the investors in the SPE bear a majority of the entity's expected losses (because the investors assume default risk associated with both the reference portfolio and the SPE's assets), we generally are not deemed to be the primary beneficiary of these transactions and as such do not consolidate such SPEs.

In addition, we enter into other transactions with SPEs designed to meet customers' investment and/or funding needs. For a further description of these transactions and SPE-related commitments see Note 7 to the Consolidated Financial Statements included in this Report.

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

At August 31, 2004 and November 30, 2003, the fair value of securities received as collateral and securities owned that have not been sold, repledged or otherwise encumbered totaled approximately $87 billion and $67 billion, respectively. At August 31, 2004 and November 30, 2003, the gross fair value of securities received as collateral that we were permitted to sell or repledge was approximately $510 billion and $413 billion, respectively. Of this collateral, approximately $470 billion and $385 billion at August 31, 2004 and November 30, 2003, respectively, has been sold or repledged, generally as collateral under repurchase agreements or to cover Securities and other inventory positions sold but not yet purchased. Included in the $470 billion and $385 billion at August 31, 2004 and November 30, 2003, respectively, we had pledged securities, primarily fixed income, having a market value of approximately $71 billion and $56 billion, respectively, as collateral for securities borrowed having a market value of approximately $70 billion and $55 billion, respectively.

We also pledge our own assets, primarily to collateralize certain financing arrangements. These pledged securities, where the counterparty has the right, by contract or custom, to rehypothecate the financial instruments are classified as Securities and other inventory positions owned, pledged as collateral, in the Consolidated Statement of Financial Condition as required by SFAS 140.

The carrying value of Securities and other inventory positions owned that have been pledged or otherwise encumbered to counterparties where those counterparties do not have the right to sell or repledge was approximately $50 billion and $47 billion at August 31, 2004 and November 30, 2003, respectively.

LEHMAN BROTHERS HOLDINGS INC.
NOTES to CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Long-Term Debt

We adopted FIN 46R effective February 29, 2004, which required us to deconsolidate trusts that issue preferred securities subject to mandatory redemption. Accordingly, at August 31, 2004, Long-term debt includes junior subordinated debt issued to trusts that at November 30, 2003 and prior period ends was classified as Preferred securities subject to mandatory redemption. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—New Accounting Developments" and Note 12 to the 2003 Consolidated Financial Statements incorporated by reference in the Form 10-K and Note 8 to the Consolidated Financial Statements in this Report. The junior subordinated debt issued to trusts at August 31, 2004 and the Preferred securities subject to mandatory redemption at November 30, 2003 and prior period ends are collectively referred to hereinafter as "junior subordinated debt." Dividends on trust preferred securities, which were presented as Dividends on trust preferred securities in the Consolidated Statement of Income through February 29, 2004, are included in Interest expense subsequent to February 29, 2004.

During the nine months ended August 31, 2004, we issued approximately $13.9 billion of long-term debt ($13.5 billion of Senior notes and $0.4 billion of Subordinated indebtedness) with a weighted-average maturity of 7.4 years. These issuances were primarily used to refinance current maturities of long-term debt in 2004 and to increase total capital (stockholders' equity and long-term debt, including junior subordinated debt). We believe total capital is useful as a measure of our financial strength because it aggregates our long-term funding sources.

We retired (through maturity or repurchase) $8.9 billion of long-term debt ($7.9 billion of Senior notes and $1.0 billion of Subordinated indebtedness) during the nine months ended August 31, 2004. Long-term debt at August 31, 2004 scheduled to mature or be repayable prior to maturity at the option of the holder within one year totaled $6.1 billion.

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

On March 4, 2004, we called for redemption on April 1, 2004 all of our outstanding floating rate convertible notes due April 1, 2022 (the "Convertible Notes") with an aggregate principal balance of $575 million at a redemption price of par plus accrued and unpaid interest to the redemption date. All such Convertible Notes were redeemed for cash.

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

On May 21, 2004, Lehman Brothers Holdings Capital Trust II called for redemption on June 30, 2004 all of the outstanding 15.4 million shares of its 7.875% Preferred Securities, Series J, liquidation amount $25.00 per share, at a redemption price of $25.00 per share, together with accrued and unpaid distributions to the redemption date. The corresponding $385 million principal amount of Holdings' junior subordinated debt issued to the Trust was redeemed at the same time.

We maintain a revolving credit agreement (the "Credit Agreement") with a syndicate of banks under which the banks have committed to provide up to $1.5 billion through April 2007. The Credit Agreement contains covenants requiring, among other things, that we maintain a specified level of tangible net worth. We also maintain a $750 million multi-currency revolving credit facility for Lehman Brothers Bankhaus AG (the "Facility"). The Facility has a term of 364 days expiring in October 2004, with an option to extend payment for an additional 364 days. We are planning to renew and increase the Facility to $1 billion and increase its duration to 3.5 years in October 2004. There were no borrowings outstanding under either the Credit Agreement or the Facility at August 31, 2004, although drawings have been made under both and repaid from time to time during the quarter. We have maintained compliance with the applicable covenants of the Credit Agreement and the Facility at all times.

LEHMAN BROTHERS HOLDINGS INC.
NOTES to CONSOLIDATED FINANCIAL STATEMENTS

As a result of the acquisition of Neuberger Berman Inc. ("Neuberger") on October 31, 2003, we assumed all obligations under an aggregate of $166 million of zero-coupon convertible notes due May 4, 2021 issued by Neuberger in May 2001. Each $1,000 principal amount at maturity of the notes was convertible into 6.5843 shares of Holdings' common stock (approximately 1.1 million shares in total) and $131.80 in cash (approximately $21.9 million in total) in certain circumstances. The holders of the notes had the right to cause us to repurchase the notes at their accreted value on May 4 of 2004, 2006, 2011 and 2016; and in May 2004 holders of all but $1.3 million of the notes caused us to repurchase the notes for cash at their accreted value.

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

Lending-Related Commitments

Through our high grade and high yield sales, trading and underwriting activities, we make commitments to extend credit in loan syndication transactions. We use various hedging and funding strategies to manage actively our market, credit and liquidity exposures on these commitments. We do not believe total commitments necessarily are indicative of actual risk or funding requirements because the commitments may not be drawn or fully used. These commitments and any related drawdowns of these facilities typically have fixed maturity dates and are contingent on certain representations, warranties and contractual conditions applicable to the borrower. We define high yield (non-investment grade) exposures as securities of or loans to companies rated BB+ or lower or equivalent ratings by recognized credit rating agencies, as well as non-rated securities or loans that, in management's opinion, are non-investment grade.

		Amount of Commitment Expiration per Period
	Total Contractual Amount
In millions August 31, 2004		Remaining 2004	2005	2006- 2007	2008- 2009	2010 and Thereafter

High grade(1)	$9,839	$747	$3,697	$2,412	$2,983	$—
High yield(2)	3,524	161	983	975	705	700
Mortgage commitments	11,057	10,772	45	128	106	6
Investment grade contingent acquisition facilities	6,350	3,050	3,300	—	—	—
Non-investment grade contingent acquisition facilities	7,858	5,917	1,941	—	—	—
Secured lending transactions, including forward starting resale and repurchase agreements	131,406	110,740	18,997	606	140	923
(1)
We view our net credit exposure for high grade commitments, after consideration of hedges, to be $3.8 billion.

(2)
We view our net credit exposure for high yield commitments, after consideration of hedges, to be $3.2 billion.

High grade and high yield.    We had commitments to investment grade borrowers of $9.8 billion ($3.8 billion after consideration of credit risk hedges) and $8.1 billion ($3.0 billion after consideration of credit risk hedges) at August 31, 2004 and November 30, 2003, respectively. We had commitments to non-investment grade borrowers of $3.5 billion ($3.2 billion after consideration of credit risk hedges) and $2.9 billion ($2.6 billion after consideration of credit risk hedges) at August 31, 2004 and November 30, 2003, respectively.

Mortgage commitments.    At August 31, 2004 and November 30, 2003 we had outstanding mortgage commitments of approximately $11.1 billion and $5.9 billion, respectively, including $9.5 billion and $5.0 billion of residential mortgages and $1.6 billion and $0.9 billion of commercial mortgages. These commitments require us to originate mortgage loans at the option of a borrower generally within 90 days at fixed interest rates. We sell mortgage loans, once originated, primarily through securitization. During the nine months ended August 31, 2004 we originated ourselves or sourced through our origination channels approximately $50 billion of residential mortgage loans. We substantially mitigate interest rate risk on these loan commitments through hedges, and we manage our risk

LEHMAN BROTHERS HOLDINGS INC.
NOTES to CONSOLIDATED FINANCIAL STATEMENTS

associated with these commitments consistent with our global risk management policies. See Note 4 to the Consolidated Financial Statements included in this Report for a discussion of our securitization activities.

Contingent acquisition facilities.    We provided contingent commitments to investment-grade counterparties related to acquisition financing of approximately $6.4 billion at August 31, 2004. No such commitments were outstanding at November 30, 2003. In addition, we provided contingent commitments to non-investment-grade counterparties related to acquisition financing of approximately $7.9 billion and $2.5 billion at August 31, 2004 and November 30, 2003, respectively. Our expectation is, and our past practice has been, to distribute through loan syndications to investors substantially all the credit risk associated with these loans, if closed, consistent with our credit facilitation framework. We do not believe these commitments are necessarily indicative of our actual risk because the borrower may not complete a contemplated acquisition or, if the borrower completes the acquisition, often will raise funds in the capital markets instead of drawing on our commitment. Additionally, the borrower's ability to draw generally is subject to there being no material adverse change in either market conditions or the borrower's financial condition, among other factors. These commitments also generally contain certain flexible pricing features to adjust for changing market conditions prior to closing.

Secured lending transactions.    In connection with our financing activities, we had outstanding commitments under certain collateralized lending arrangements of approximately $3.7 billion and $5.0 billion at August 31, 2004 and November 30, 2003, respectively. These commitments require borrowers to provide acceptable collateral, as defined in the agreements, when amounts are drawn under the lending facilities. Advances made under these lending arrangements typically are at variable interest rates and generally provide for over-collateralization. In addition, at August 31, 2004, we had commitments to enter into forward starting, secured resale and repurchase agreements, primarily secured by government and government agency collateral, of $71.0 billion and $56.7 billion, respectively, compared with $78.4 billion and $46.2 billion, respectively, at November 30, 2003.

Other Commitments and Guarantees

In accordance with FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," ("FIN 45"), we disclose certain guarantees, including derivative contracts, that require us to make payments to a counterparty based on changes in an underlying instrument or index (e.g., security prices, interest rates, and currency rates). Derivatives that meet the FIN 45 definition of a guarantee include written credit default swaps, written put options, written foreign exchange options and written interest rate caps and floors. Under FIN 45, derivatives are not considered guarantees if such contracts are cash settled and we have no basis to determine whether it is probable the derivative counterparty held the related underlying instrument. Accordingly, when these conditions are met, we do not include such derivative contracts in the table below.

		Amount of Commitment Expiration per Period
	Notional/ Maximum Payout
In millions August 31, 2004		Remaining 2004	2005	2006- 2007	2008- 2009	2010 and Thereafter

Derivative contracts	$464,276	$56,338	$80,332	$76,433	$63,413	$187,760
Municipal-securities-related liquidity commitments	6,144	180	3,519	19	34	2,392
Commitments and guarantees associated with other special purpose entities	3,118	930	7	565	594	1,022
Standby letters of credit	1,730	993	737	—	—	—
Private equity and other principal investment commitments	602	249	345	—	—	8

Derivative contracts.    At August 31, 2004 and November 30, 2003, the maximum payout value of derivative contracts deemed to meet the FIN 45 definition of a guarantee was approximately $464 billion and $322 billion, respectively. For purposes of determining maximum payout, notional values are used; however, we believe the fair value of these contracts is a more relevant measure of these obligations because we believe the notional amounts greatly overstate our expected payout. At August 31, 2004 and November 30, 2003, the fair value of such derivative contracts approximated $9.2 billion and $8.9 billion, respectively. In addition, all amounts included above are before consideration of hedging transactions. We have substantially mitigated our risk on these contracts through hedges, such as other derivative contracts and/or cash instruments. We manage risk associated with derivative guarantees

LEHMAN BROTHERS HOLDINGS INC.
NOTES to CONSOLIDATED FINANCIAL STATEMENTS

consistent with our global risk management policies. We record derivative contracts, including those considered to be guarantees under FIN 45, at fair value with related gains/losses recognized in Principal transactions in the Consolidated Statement of Income.

Municipal securities.    At August 31, 2004 and November 30, 2003, we had liquidity commitments of approximately $6.1 billion and $5.1 billion, respectively, related to trust certificates backed by investment grade municipal securities. Our obligations are limited because they generally cease if the underlying assets are downgraded below investment grade or default.

Commitments and guarantees with SPEs.    We enter into certain structured financing transactions with SPEs to facilitate customers' funding needs. In this regard, we provided liquidity protection to SPEs of approximately $0.9 billion and $0.7 billion at August 31, 2004 and November 30, 2003, respectively. Our maximum loss associated with such commitments is $0.9 billion at August 31, 2004; however, we believe our actual risk is significantly less because these liquidity commitments generally are overcollateralized with investment grade collateral. At August 31, 2004 the liquidity we provided was not deemed to represent a majority of the SPEs' expected losses and as such we did not consolidate the SPEs.

In addition, we provide certain limited downside default protection to investors in SPEs. Our maximum loss under such commitments was approximately $2.2 billion and $1.8 billion, at August 31, 2004 and November 30, 2003, respectively. Because the investors in such SPEs bear all upside potential and significant downside variability, we are not deemed to be the primary beneficiary of these entities and as such do not consolidate. We believe our actual exposure to be significantly less than the maximum exposure disclosed because our obligations are collateralized by the SPEs' assets and contain significant constraints under which such downside protection will be available.

Standby letters of credit.    At August 31, 2004 and November 30, 2003, we were contingently liable for $1.7 billion and $0.9 billion, respectively, of letters of credit primarily used to provide collateral for securities and commodities borrowed and to satisfy margin deposits at option and commodity exchanges.

Private equity and other principal investments.    At August 31, 2004 and November 30, 2003, we had private equity commitments of approximately $568 million and $382 million, respectively. In addition, we were committed to invest up to $34 million and $170 million in energy-related principal investments at August 31, 2004 and November 30, 2003, respectively.

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

LEHMAN BROTHERS HOLDINGS INC.
NOTES to CONSOLIDATED FINANCIAL STATEMENTS

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

Note 8. Preferred Securities Subject to Mandatory Redemption

At August 31, 2004, Holdings owned all the common equity of three Delaware business trusts that had issued an aggregate liquidation value of $1.0 billion of preferred securities. The trusts were formed for the purpose of (a) issuing trust securities representing ownership interests in the assets of the trust; (b) investing the gross proceeds of the trust securities in junior subordinated debentures of Holdings; and (c) engaging in activities necessary or incidental thereto. The preferred securities are fully and unconditionally guaranteed by Holdings, based on its combined obligations under a guarantee, a trust agreement and a junior subordinated debt indenture. For a description of certain restrictions on Holdings' ability to obtain funds from its subsidiaries by dividend or loan, see Note 17 to the 2003 Consolidated Financial Statements incorporated by reference in the Form 10-K.

We adopted FIN 46R effective February 29, 2004, which required us to deconsolidate the trusts that issue preferred securities subject to mandatory redemption. Accordingly, at August 31, 2004, Subordinated indebtedness, included in Long-term debt, includes junior subordinated debt issued to trusts that at November 30, 2003 and prior period ends was classified as Preferred securities subject to mandatory redemption. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—New Accounting Developments" and Note 12 to the 2003 Consolidated Financial Statements incorporated by reference in the Form 10-K and Note 6 to the Consolidated Financial Statements included in this Report. Dividends on trust preferred securities, which were presented as Dividends on trust preferred securities in the Consolidated Statement of Income through February 29, 2004, are included in Interest expense in periods subsequent to February 29, 2004.

Note 9. Preferred Stock

On January 30, 2004 and August 16, 2004 Holdings issued 5,200,000 and 6,800,000, respectively, Depositary Shares, each representing 1/100th of a share of Holdings' Floating Rate Cumulative Preferred Stock, Series G ("Series G Preferred Stock"), $1.00 par value, for a total of $130 million and $170 million, respectively. Dividends on the Series G Preferred Stock are payable at a floating rate per annum of one-month LIBOR plus 0.75%, with a floor of 3.0% per annum. Dividends are cumulative and are payable monthly. The Series G Preferred Stock has a redemption price of $2,500 per share, together with accrued and unpaid dividends. The proportionate redemption price of each depositary share is $25.00. Holdings may redeem any or all of the outstanding shares of Series G Preferred Stock beginning on February 15, 2009. The $300 million redemption value of the shares outstanding at August 31, 2004 is classified in the Consolidated Statement of Financial Condition as a component of Preferred stock. The Series G Preferred Stock has no voting rights except as provided below or as otherwise from time to time required by law. If dividends payable on the Series G Preferred Stock or on any other equally-ranked series of preferred stock (currently our Cumulative Preferred Stock, Series C, D, E and F) have not been paid for six or more quarters, whether or not consecutive, the authorized number of directors of the Company automatically will be increased by two. The holders of the Series G Preferred Stock will have the right, with holders of any other equally-ranked series of preferred stock that have similar voting rights and on which dividends likewise have not been paid, voting together as a class, to elect two directors to fill such newly-created directorships until the dividends in arrears are paid. Each share of Series G Preferred Stock will have ten votes whenever it is entitled to voting rights. We intend to use the proceeds for general corporate purposes. For a complete description of the terms, rights and

LEHMAN BROTHERS HOLDINGS INC.
NOTES to CONSOLIDATED FINANCIAL STATEMENTS

preferences of the Series G Preferred Stock, see the Current Reports on Form 8-K we filed with the SEC on January 30, 2004 and August 16, 2004, respectively.

Note 10. Earnings per Common Share

Earnings per share was calculated as follows:

	Three Months Ended August 31,		Nine Months Ended August 31,
In millions, except per share data	2004	2003	2004	2003

Numerator:
Net income	$505	$480	$1,784	$1,218
Preferred stock dividends	(18)	(11)	(52)	(33)

Numerator for basic earnings per share—net income applicable to common stock	$487	$469	$1,732	$1,185

Denominator:
Denominator for basic earnings per share— weighted-average common shares	272.8	243.8	275.2	242.7
Effect of dilutive securities:
Employee stock options	11.0	13.5	14.1	11.5
Restricted stock units	1.2	2.2	2.2	1.9

Dilutive potential common shares	12.2	15.7	16.3	13.4

Denominator for diluted earnings per share—weighted average common and dilutive potential common shares(1)	285.0	259.5	291.5	256.1

Basic Earnings Per Share	$1.79	$1.92	$6.29	$4.88

Diluted Earnings Per Share	$1.71	$1.81	$5.94	$4.63

(1) Anti-dilutive options and restricted stock units excluded from the calculations of diluted earnings per share	3.0	—	2.4	12.5
Note 11. Capital Requirements

We operate globally through a network of subsidiaries, with several subject to regulatory requirements. In the United States, LBI and Neuberger Berman, LLC ("NBLLC"), as registered broker-dealers, are subject to SEC Rule 15c3-1, the Net Capital Rule, which requires these companies to maintain net capital of not less than the greater of 2% of aggregate debit items arising from customer transactions, as defined, or 4% of funds required to be segregated for customers' regulated commodity accounts, as defined. At August 31, 2004, LBI and NBLLC had regulatory net capital, as defined, of $2,501 million and $210 million, respectively, which exceeded the minimum requirement by $2,315 million and $195 million, respectively.

Lehman Brothers International (Europe) ("LBIE"), a United Kingdom registered broker-dealer and subsidiary of Holdings, is subject to the capital requirements of the Financial Services Authority ("FSA") of the United Kingdom. Financial resources, as defined, must exceed the total financial resources requirement of the FSA. At August 31, 2004, LBIE's financial resources of approximately $4,343 million exceeded the minimum requirement by approximately $1,171 million. Lehman Brothers Japan Inc.'s Tokyo branch, a regulated broker-dealer, is subject to the capital requirements of the Financial Services Agency and, at August 31, 2004, had net capital of approximately $617 million, which was approximately $296 million in excess of the specified levels required. Lehman Brothers Bank, FSB (the "Bank"), our thrift subsidiary, is regulated by the Office of Thrift Supervision ("OTS"). The Bank exceeds all regulatory capital requirements and is considered well capitalized by the OTS. Certain other non-U.S. subsidiaries are subject to various securities, commodities and banking regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. At August 31, 2004 these other subsidiaries were in compliance with their applicable local capital adequacy requirements. In addition, our "AAA" rated derivatives subsidiaries, Lehman Brothers Financial Products Inc. ("LBFP") and Lehman Brothers Derivative Products Inc. ("LBDP"), have established certain capital and operating

LEHMAN BROTHERS HOLDINGS INC.
NOTES to CONSOLIDATED FINANCIAL STATEMENTS

restrictions that are reviewed by various rating agencies. At August 31, 2004, LBFP and LBDP each had capital that exceeded the requirements of the rating agencies.

Note 12. Employee Benefit Plans

We provide various pension plans for the majority of our employees worldwide. In addition, we provide certain other postretirement benefits, primarily health care and life insurance, to eligible employees. The following tables present the components of net periodic cost/(benefit) related to these plans for the three and nine months ended August 31, 2004 and 2003:

Components of Net Periodic Cost/(Benefit)

					Postretirement Benefits
	U.S. Pensions		Non-U.S. Pensions
In millions Three months ended August 31,
	2004	2003	2004	2003	2004	2003

Service cost	$9	$5	$2	$1	$1	$1
Interest cost	13	11	4	4	1	1
Expected return on plan assets	(17)	(13)	(6)	(5)	—	—
Recognized net actuarial loss	9	8	2	2	—	—

Net periodic cost	$14	$11	$2	$2	$2	$2

Nine months ended August 31,	2004	2003	2004	2003	2004	2003

Service cost	$25	$16	$5	$3	$2	$2
Interest cost	38	33	12	11	3	3
Expected return on plan assets	(51)	(41)	(17)	(15)	—	—
Recognized net actuarial loss	25	23	6	7	—	—

Net periodic cost	$37	$31	$6	$6	$5	$5

Through August 31, 2004 we did not contribute to our U.S. pension plan. We are considering contributing approximately $10 million in the 2004 fourth quarter to maintain our U.S. plan's positive funded status.

Note 13. September 11th and Real-Estate-Related Costs

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

During the nine months ended August 31, 2004 and the year ended November 30, 2003, changes in the liability, which is included in Accrued liabilities and other payables in the Consolidated Statement of Financial Condition, were as follows:

In millions	Beginning Balance	Real Estate Reconfiguration	Utilized(1)	Ending Balance

Year ended November 30, 2003	$346	$77	$(27)	$396
Nine months ended August 31, 2004	396	19	(252)	163
(1)
Net of interest accretions of $17 million in 2003 and $8 million in the nine months ended August 31, 2004.

LEHMAN BROTHERS HOLDINGS INC.
NOTES to CONSOLIDATED FINANCIAL STATEMENTS

Note 14. Business Segments

We operate in three business segments: Investment Banking, Capital Markets and Client Services.

The Investment Banking business segment provides advice to corporate, institutional and government clients throughout the world on mergers, acquisitions and other financial matters. The segment also raises capital for clients by underwriting public and private offerings of debt and equity securities. The segment is composed of global industry groups—Communications, Consumer/Retailing, Financial Institutions, Financial Sponsors, Healthcare, Industrial, Media, Natural Resources, Power, Real Estate and Technology—that include bankers who deliver industry knowledge to meet clients' objectives. Specialized product groups within Mergers and Acquisitions and Global Finance, which includes Equity Capital Markets, Debt Capital Markets, Leveraged Finance and Private Placements, are partnered with global relationship managers in the global industry groups to provide comprehensive solutions for clients. Specialists in product development and derivatives also are engaged to tailor specific structures for clients.

The Capital Markets business segment includes institutional customer flow activities, research, and secondary trading and financing activities in fixed income and equity products. These products include a wide range of cash, derivative, secured financing and structured instruments. We are a leading global market-maker in numerous equity and fixed income products including U.S., European and Asian equities, government and agency securities, money market products, corporate high grade, high yield and emerging market securities, mortgage- and asset-backed securities and real estate, preferred stock, municipal securities, bank loans, foreign exchange, financing and derivative products. We are one of the largest market-makers in terms of U.S. and pan-European listed equities trading volume and we maintain a major presence in over-the-counter U.S. stocks, major Asian large capitalization stocks, warrants, convertible debentures and preferred issues. The segment also includes the risk arbitrage and secured financing businesses, as well as realized and unrealized gains and losses related to private equity investments. The secured financing business manages our equity and fixed income matched book activities, supplies secured financing to institutional clients and customers, and provides secured funding for our inventory of equity and fixed income products.

The Client Services business segment consists of the Private Client and Asset Management business lines. Private Client generates customer-flow transactional fee revenues from high-net-worth clients and Asset Management generates primarily fee-based revenues from customized investment management services for high-net-worth clients, as well as asset management fees from mutual fund and other institutional investors. Asset Management also generates management and incentive fees from our role as general partner for private equity and alternative investment partnerships. Our Private Equity business operates in five major asset classes: Merchant Banking, Real Estate, Venture Capital, Fixed Income-related and Third Party Funds.

Our business segment information for the three and nine months ended August 31, 2004 and 2003 is prepared using the following methodologies:

•
Revenues and expenses directly associated with each business segment are included in determining income before taxes.

•
Expenses not directly associated with specific business segments are allocated based on the most relevant measures applicable, including each segment's revenues, headcount and other factors.

•
Net revenues include allocations of interest revenue and interest expense to securities and other positions in relation to the cash generated by, or funding requirements of, the underlying positions.

•
Business segment assets include an allocation of indirect corporate assets that have been fully allocated to our segments, generally based on each segment's respective headcount figures.

LEHMAN BROTHERS HOLDINGS INC.
NOTES to CONSOLIDATED FINANCIAL STATEMENTS

Business Segments

In millions	Investment Banking	Capital Markets	Client Services	Total

Three months ended August 31, 2004
Gross revenues	$526	$4,123	$402	$5,051
Interest expense	—	2,423	5	2,428

Net revenues	526	1,700	397	2,623
Depreciation and amortization expense	10	74	19	103
Other expenses	381	1,138	278	1,797

Income before taxes	$135	$488	$100	$723

Segment assets (billions)	$1.3	$328.9	$10.7	$340.9

Three months ended August 31, 2003
Gross revenues	$453	$3,773	$237	$4,463
Interest expense	—	2,106	10	2,116

Net revenues	453	1,667	227	2,347
Depreciation and amortization expense	13	53	9	75
Other expenses(1)	344	1,021	158	1,523

Income before taxes	$96	$593	$60	$749

Segment assets (billions)	$1.8	$284.2	$5.6	$291.6

Nine months ended August 31, 2004
Gross revenues	$1,580	$12,562	$1,262	$15,404
Interest expense	—	6,691	20	6,711

Net revenues	1,580	5,871	1,242	8,693
Depreciation and amortization expense	31	223	65	319
Other expenses(1)	1,158	3,691	867	5,716

Income before taxes(1)	$391	$1,957	$310	$2,658

Segment assets (billions)	$1.3	$328.9	$10.7	$340.9

(1)
Excludes real-estate-related charge of $19 million.

Nine months ended August 31, 2003
Gross revenues	$1,245	$11,133	$655	$13,033
Interest expense	—	6,663	21	6,684

Net revenues	1,245	4,470	634	6,349
Depreciation and amortization expense	41	160	27	228
Other expenses(1)	967	2,809	454	4,230

Income before taxes(1)	$237	$1,501	$153	$1,891

Segment assets (billions)	$1.8	$284.2	$5.6	$291.6

(1)
Excludes real-estate-related charge of $77 million.

LEHMAN BROTHERS HOLDINGS INC.
NOTES to CONSOLIDATED FINANCIAL STATEMENTS

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

Net Revenues by Geographic Region

	Three Months Ended August 31,		Nine Months Ended August 31,
In millions	2004	2003	2004	2003

Europe	$478	$519	$1,615	$1,365
Asia Pacific	195	313	880	644

Total International	673	832	2,495	2,009
U.S.	1,950	1,515	6,198	4,340

Total	$2,623	$2,347	$8,693	$6,349

Note 15. Condensed Consolidating Financial Statement Schedules

LBI, a wholly-owned subsidiary of Holdings, had approximately $1.5 billion of debt securities outstanding at August 31, 2004 that were issued in registered public offerings and were therefore subject to the reporting requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934. Holdings has fully and unconditionally guaranteed these outstanding debt securities of LBI (and any debt securities of LBI that may be issued in the future under these registration statements), which, together with the information presented in this Note 15, allows LBI to avail itself of an exemption provided by SEC rules from the requirement to file separate LBI reports under the Exchange Act. See Note 17 to the 2003 Consolidated Financial Statements incorporated by reference in the Form 10-K for a discussion of restrictions on the ability of Holdings to obtain funds from its subsidiaries by dividend or loan.

The following schedules set forth our condensed consolidating statement of income for the three and nine months ended August 31, 2004 and 2003, our condensed consolidating balance sheet at August 31, 2004 and November 30, 2003, and our condensed consolidating statement of cash flows for the nine months ended August 31, 2004 and 2003. In the following schedules, "Holdings" refers to the unconsolidated balances of Holdings, "LBI" refers to the unconsolidated balances of Lehman Brothers Inc. and "Other Subsidiaries" refers to the combined balances of all other subsidiaries of Holdings. "Eliminations" represents the adjustments necessary to (a) eliminate intercompany transactions and (b) eliminate our investments in subsidiaries.

Condensed Consolidating Statement of Income for the Three Months Ended August 31, 2004

In millions	Holdings	LBI	Other Subsidiaries	Eliminations	Total

Net revenues	$401	$823	$1,399	$—	$2,623
Equity in net income of subsidiaries	537	(4)	—	(533)	—
Total non-interest expenses	490	650	760	—	1,900

Income before taxes and dividends on preferred securities subject to mandatory redemption	448	169	639	(533)	723
Provision (benefit) for income taxes	(57)	59	216	—	218

Net income	$505	$110	$423	$(533)	$505

LEHMAN BROTHERS HOLDINGS INC.
NOTES to CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Income for the Three Months Ended August 31, 2003

In millions	Holdings	LBI	Other Subsidiaries	Eliminations	Total

Net revenues	$(427)	$1,458	$1,316	$—	$2,347
Equity in net income of subsidiaries	846	146	—	(992)	—
Total non-interest expenses	52	952	594	—	1,598

Income before taxes and dividends on preferred securities subject to mandatory redemption	367	652	722	(992)	749
Provision (benefit) for income taxes	(113)	202	161	—	250
Dividends on preferred securities subject to mandatory redemption	—	—	19	—	19

Net income	$480	$450	$542	$(992)	$480

Condensed Consolidating Statement of Income for the Nine Months Ended August 31, 2004

In millions	Holdings	LBI	Other Subsidiaries	Eliminations	Total

Net revenues	$245	$3,582	$4,866	$—	$8,693
Equity in net income of subsidiaries	2,112	213	—	(2,325)	—
Total non-interest expenses	963	2,477	2,614	—	6,054

Income before taxes and dividends on preferred securities subject to mandatory redemption	1,394	1,318	2,252	(2,325)	2,639
Provision (benefit) for income taxes	(390)	422	799	—	831
Dividends on preferred securities subject to mandatory redemption	—	—	24	—	24

Net income	$1,784	$896	$1,429	$(2,325)	$1,784

Condensed Consolidating Statement of Income for the Nine Months Ended August 31, 2003

In millions	Holdings	LBI	Other Subsidiaries	Eliminations	Total

Net revenues	$(415)	$3,844	$2,920	$—	$6,349
Equity in net income of subsidiaries	1,881	225	—	(2,106)	—
Total non-interest expenses	502	2,608	1,425	—	4,535

Income before taxes and dividends on preferred securities subject to mandatory redemption	964	1,461	1,495	(2,106)	1,814
Provision (benefit) for income taxes	(254)	480	319	—	545
Dividends on preferred securities subject to mandatory redemption	—	—	51	—	51

Net income	$1,218	$981	$1,125	$(2,106)	$1,218

LEHMAN BROTHERS HOLDINGS INC.
NOTES to CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheet at August 31, 2004

In millions	Holdings	LBI	Other Subsidiaries	Eliminations	Total

Assets
Cash and cash equivalents	$243	$244	$2,345	$—	$2,832
Cash and securities segregated and on deposit for regulatory and other purposes	—	2,236	2,564	—	4,800
Securities and other inventory positions owned and Securities received as collateral	8,556	55,401	130,681	(43,674)	150,964
Collateralized agreements	19	103,817	52,825	—	156,661
Equity in net assets of subsidiaries	15,040	1,519	36,995	(53,554)	—
Receivables and other assets	3,286	10,829	22,721	(11,203)	25,633
Due from subsidiaries	46,255	42,909	253,956	(343,120)	—

Total assets	$73,399	$216,955	$502,087	$(451,551)	$340,890

Liabilities and stockholders' equity
Commercial paper and short-term debt	$1,605	$118	$603	$—	$2,326
Securities and other inventory positions sold but not yet purchased and Obligation to return securities received as collateral	150	37,306	100,359	(43,260)	94,555
Collateralized financing	651	76,432	54,863	—	131,946
Accrued liabilities and other payables	481	17,455	41,425	(11,762)	47,599
Due to subsidiaries	20,659	76,328	224,800	(321,787)	—
Long-term debt	35,432	5,113	30,686	(21,188)	50,043

Total liabilities	58,978	212,752	452,736	(397,997)	326,469
Commitments and contingencies

Total stockholders' equity	14,421	4,203	49,351	(53,554)	14,421

Total liabilities and stockholders' equity	$73,399	$216,955	$502,087	$(451,551)	$340,890

LEHMAN BROTHERS HOLDINGS INC.
NOTES to CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheet at November 30, 2003

In millions	Holdings	LBI	Other Subsidiaries	Eliminations	Total

Assets
Cash and cash equivalents	$4,892	$159	$2,871	$—	$7,922
Cash and securities segregated and on deposit for regulatory and other purposes	—	1,920	1,180	—	3,100
Securities and other inventory positions owned and Securities received as collateral	11,534	47,674	126,938	(49,106)	137,040
Collateralized agreements	318	97,166	41,328	—	138,812
Equity in net assets of subsidiaries	12,526	1,355	31,123	(45,004)	—
Receivables and other assets	3,477	12,183	20,765	(11,238)	25,187
Due from subsidiaries	37,423	36,065	216,820	(290,308)	—

Total assets	$70,170	$196,522	$441,025	$(395,656)	$312,061

Liabilities and stockholders' equity
Commercial paper and short-term debt	$1,566	$96	$669	$—	$2,331
Securities and other inventory positions sold but not yet purchased and Obligation to return securities received as collateral	245	35,657	88,867	(48,887)	75,882
Collateralized financing	2,358	83,823	49,655	—	135,836
Accrued liabilities and other payables	594	15,860	34,997	(11,452)	39,999
Due to subsidiaries	19,099	52,454	198,919	(270,472)	—
Long-term debt	33,134	5,326	24,910	(19,841)	43,529

Total liabilities	56,996	193,216	398,017	(350,652)	297,577
Commitments and contingencies
Preferred securities subject to mandatory redemption	—	—	1,310	—	1,310

Total stockholders' equity	13,174	3,306	41,698	(45,004)	13,174

Total liabilities and stockholders' equity	$70,170	$196,522	$441,025	$(395,656)	$312,061

LEHMAN BROTHERS HOLDINGS INC.
NOTES to CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows for the Nine Months Ended August 31, 2004

In millions	Holdings	LBI	Other Subsidiaries	Eliminations	Total

Cash Flows from Operating Activities
Net income	$1,784	$896	$1,429	$(2,325)	$1,784
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in net income of subsidiaries	(2,112)	(213)	—	2,325	—
Depreciation and amortization	96	20	203	—	319
Tax benefit from issuance of stock-based awards	239	—	—	—	239
Amortization of deferred stock compensation	415	—	—	—	415
Real-estate-related charges	19	—	—	—	19
Other adjustments	16	46	8	—	70
Net change in:
Cash and securities segregated and on deposit	—	(316)	(1,384)	—	(1,700)
Securities and other inventory positions owned and Securities received as collateral	2,891	(7,750)	(3,458)	(5,459)	(13,776)
Collateralized agreements and collateralized financing, net	(1,408)	(14,042)	(6,289)	—	(21,739)
Securities and other inventory positions sold but not yet purchased and Obligation to return securities received as collateral	(95)	1,649	11,492	5,627	18,673
Due to/from affiliates, net	(7,272)	17,030	(12,338)	2,580	—
Other assets and liabilities, net	81	2,905	4,530	(326)	7,190

Net cash provided by (used in) operating activities	(5,346)	225	(5,807)	2,422	(8,506)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	9,604	—	8,164	(3,883)	13,885
Principal payments of long-term debt	(7,264)	(202)	(2,902)	1,461	(8,907)
Issuance of common stock	108	—	—	—	108
Issuance of preferred stock	300	—	—	—	300
Net proceeds from commercial paper and short-term debt	39	22	(66)	—	(5)
Payments for treasury stock purchases	(1,763)	—	—	—	(1,763)
Issuance of treasury stock	359	—	—	—	359
Dividends paid	(193)	—	—	—	(193)

Net cash provided by (used in) financing activities	1,190	(180)	5,196	(2,422)	3,784

Cash Flows from Investing Activities
Purchases of property, equipment and leasehold improvements, net	(78)	(10)	(174)	—	(262)
Business acquisitions, net of cash acquired	(19)	—	(87)	—	(106)
Dividends received/(paid)	266	250	(516)	—	—
Capital contributions from / (to) subsidiaries, net	(662)	(200)	862	—	—

Net cash provided by (used in) investing activities	(493)	40	85	—	(368)

Net change in cash and cash equivalents	(4,649)	85	(526)	—	(5,090)
Cash and cash equivalents, beginning of period	4,892	159	2,871	—	7,922

Cash and cash equivalents, end of period	$243	$244	$2,345	$—	$2,832

LEHMAN BROTHERS HOLDINGS INC.
NOTES to CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows for the Nine Months Ended August 31, 2003

In millions	Holdings	LBI	Other Subsidiaries	Eliminations	Total

Cash Flows from Operating Activities
Net income	$1,218	$981	$1,125	$(2,106)	$1,218
Adjustments to reconcile net income to net cash used in operating activities:
Equity in net income of subsidiaries	(1,881)	(225)	—	2,106	—
Depreciation and amortization	87	30	102	—	219
Tax benefit from issuance of stock-based awards	165	—	—	—	165
Amortization of deferred stock compensation	341	—	—	—	341
Real-estate-related charges	46	31	—	—	77
Other adjustments	—	43	(53)	—	(10)
Net change in:
Cash and securities segregated and on deposit	—	(720)	(910)	(40)	(1,670)
Securities and other inventory positions owned and Securities received as collateral	(2,019)	1,382	(30,301)	30,292	(646)
Collateralized agreements and collateralized financing, net	1,020	(18,137)	4,374	—	(12,743)
Securities and other inventory positions sold but not yet purchased and Obligation to return securities received as collateral	(135)	(3,130)	37,518	(30,149)	4,104
Due to/from affiliates, net	8,127	17,027	(25,454)	300	—
Other assets liabilities, net	(609)	4,132	11,615	(403)	14,735

Net cash provided by (used in) operating activities	6,360	1,414	(1,984)	—	5,790

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	7,485	662	2,739	—	10,886
Principal payments of long-term debt	(6,559)	(927)	(323)	—	(7,809)
Proceeds from issuance of trust	—	—	300	—	300
Issuance of common stock	38	—	—	—	38
Issuance of preferred stock	345	—	—	—	345
Net proceeds from commercial paper and short-term debt	(28)	30	(243)	—	(241)
Payments for treasury stock purchases	(836)	—	—	—	(836)
Issuance of treasury stock	189	—	—	—	189
Dividends paid	(126)	—	—	—	(126)

Net cash provided by (used in) financing activities	508	(235)	2,473	—	2,746

Cash Flows from Investing Activities
Dividends received	117	—	(117)	—	—
Purchases of property, equipment and leasehold improvements, net	(148)	(20)	(112)	—	(280)
Business acquisitions, net of cash acquired	(54)	—	—	—	(54)
Capital contributions from / (to) subsidiaries	(137)	50	87	—	—

Net cash provided by (used in) investing activities	(222)	30	(142)	—	(334)

Net change in cash and cash equivalents	6,646	1,209	347	—	8,202
Cash and cash equivalents, beginning of period	1,980	82	1,637	—	3,699

Cash and cash equivalents, end of period	$8,626	$1,291	$1,984	$—	$11,901

ITEM 2.	LEHMAN BROTHERS HOLDINGS INC. MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL CONDITION and RESULTS of OPERATIONS

LEHMAN BROTHERS HOLDINGS INC.
MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
CONDITION and RESULTS of OPERATIONS

Introduction

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read together with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements incorporated by reference in Holdings' Annual Report on Form 10-K for the year ended November 30, 2003 (the "Form 10-K").

Lehman Brothers Holdings Inc. ("Holdings") and subsidiaries (collectively, the "Company," "Lehman Brothers," "we," "us" or "our") is one of the leading global investment banks serving institutional, corporate, government and high-net-worth individual clients and customers. Our worldwide headquarters in New York and regional headquarters in London and Tokyo are complemented by offices in additional locations in North America, Europe, the Middle East, Latin America and the Asia Pacific region. Through our subsidiaries, we are a global market-maker in all major equity and fixed income products. To facilitate our market-making activities, we are a member of all principal securities and commodities exchanges in the U.S., and we hold memberships or associate memberships on several principal international securities and commodities exchanges including the London, Tokyo, Hong Kong, Frankfurt, Milan, Australian and Paris stock exchanges.

Our principal business activities are investment banking, capital markets facilitation and investment management and advisory services, which, by their nature, are subject to volatility primarily due to changes in interest and foreign exchange rates, security and real estate valuations, global economic and political trends and industry competition. Through our investment banking, trading, research, structuring and distribution capabilities in equity and fixed income products, we continue to build on our customer flow business model, which focuses on customer flow activities. The customer flow model is based on our principal focus of facilitating client transactions in all major global capital markets products and services. We generate customer flow revenues from institutional and high-net-worth customers by (i) advising on and structuring transactions specifically suited to meet client needs; (ii) serving as a market-maker and/or intermediary in the global marketplace, including having securities and other financial instrument products available to allow clients to rebalance their portfolios and diversify risks across different market cycles; (iii) providing investment management and advisory services; and (iv) acting as an underwriter to clients. As part of our customer flow activities, we maintain inventory positions of varying amounts across a broad range of financial instruments that are marked to market daily and, along with proprietary trading positions, give rise to Principal transactions and net interest revenue. The investment banking industry is significantly influenced by worldwide economic conditions as well as other factors inherent in the global financial markets. As a result, revenues and earnings may vary from quarter to quarter and from year to year.

Unless otherwise stated, all references in this Management's Discussion and Analysis of Financial Condition and Results of Operations to the 2004 and 2003 three and nine months refer to the three and nine months ended August 31, 2004 and 2003, respectively, and all references to quarters are to our fiscal quarters. In addition, all references to "business acquisitions" refer to the transactions described below under "Consolidated Results of Operations—Business Acquisitions and Dispositions."

Forward-Looking Statements

Some of the statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations, including those relating to our strategy and other statements that are predictive in nature, that depend on or refer to future events or conditions or that include words such as "expects," "anticipates," "intends," "plans," "believes," "estimates" and similar expressions, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements are not historical facts but instead represent only management's expectations, estimates and projections regarding future events. These statements are not guarantees of future performance and involve uncertainties that are difficult to predict, which may include, but are not limited to, market fluctuations and volatility, industry competition and changes in the competitive environment, investor sentiment, liquidity risks, credit ratings changes, credit exposure, legal and regulatory proceedings and changes and the success of the Neuberger Berman Inc. ("Neuberger") integration. For further discussion of these risks, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Certain Factors Affecting Results of Operations" incorporated by reference in the Form 10-K. As a global investment bank,

LEHMAN BROTHERS HOLDINGS INC.
MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
CONDITION and RESULTS of OPERATIONS

our results of operations are influenced by global economic and market trends and geopolitical events. The nature of our business makes predicting the future trends of revenues difficult. Caution should be used when extrapolating historical results to future periods.

Our actual results and financial condition may differ, perhaps materially, from the anticipated results and financial condition in any such forward-looking statements and, accordingly, readers are cautioned not to place undue reliance on such statements. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Executive Overview

Summary of Results

Net income totaled $505 million and $1,784 million in the 2004 three and nine months, respectively, up 5% and 46% from the corresponding 2003 periods, representing the highest nine months and fourth highest quarterly net income ever reported. Diluted earnings per share were $1.71 and $5.94 in the 2004 three and nine months, respectively, down 6% and up 28% from the corresponding 2003 periods. The decline in 2004 third quarter diluted earnings per share is due to shares issued in October 2003 to acquire Neuberger. Net revenues rose to $2,623 million and $8,693 million in the 2004 three and nine months, respectively, up 12% and 37% from the corresponding 2003 periods. Return on average common stockholders' equity was 15.0% and 18.2% in the 2004 three and nine months, respectively, compared with 20.7% and 18.1% in the corresponding 2003 periods. Return on average common stockholders' equity includes after-tax real-estate-related charges of $11 million and $45 million in the nine months of 2004 and 2003, respectively. See "Consolidated Results of Operations—Non-Interest Expenses" below for a discussion of the real-estate-related charges.

Business Environment

During fiscal 2004, the global business environment was favorable due to a combination of factors including positive economic growth, improved corporate profitability, stronger equity markets and low interest rates. However, the global recovery slowed in recent months, with the U.S., European and Japanese economies all registering slower growth as the year progressed. The market environment in the 2004 three months was challenging, extending beyond the seasonal summer slowdown to incorporate a series of headline and event-risk items that elevated the level of market uncertainty. The Federal Reserve (the "Fed") raised interest rates 25 basis points in both June and August, matching the markets' expectations of taking a "measured" approach to monetary policy. The Bank of England also raised rates during the period, while the European Central Bank held rates unchanged. While these developments were consistent with expectations, a host of uncertainties weighed on the market during the quarter. Continued turmoil in the Middle East elevated geopolitical risk, and the possibility of terrorism hung over the Athens Olympic games and the political conventions in the U.S. Increased oil demand and constrained supply elevated the price of oil to all-time highs, fueled in part by supply disruptions in the Middle East, events in Russia, the Venezuelan referendum and speculative activity. Election year politics in the U.S. raised uncertainty about future U.S. foreign, tax and fiscal policy.

The S&P 500 and NASDAQ indices declined 1% and 7%, respectively, from May 31, 2004, while the S&P 500 rose 4% and the NASDAQ declined 6% from November 30, 2003. The Dow Jones Industrial Index was essentially unchanged compared with May 31, 2004 and rose 4% from November 30, 2003. The European recovery, evident in 2003, continued modestly through 2004. In the European equity markets, the FTSE 100 rose 1% and the DAX composite declined 3% from May 31, 2004 but were up 3% and 1%, respectively, from November 30, 2003. The economies in Asia (not including Japan) performed strongly in 2004, underpinned by the synchronized global economic recovery and accommodative domestic macroeconomic policies. Japan's recovery that began in early 2002 is continuing; however, deflation also continues at a near-record rate, resulting in weak growth in nominal GDP. Against this backdrop, the Nikkei declined 1% compared with May 31, 2004 but rose 10% compared with November 30, 2003, while the Hang Seng index rose 5% and 4% compared with May 31, 2004 and November 30, 2003, respectively.

Equity markets.    Equity markets in the 2004 third quarter reflected weaker valuations and lower volumes and volatility compared with the 2004 second quarter. Trading volumes in the U.S. declined over 10% in the 2004 three

LEHMAN BROTHERS HOLDINGS INC.
MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
CONDITION and RESULTS of OPERATIONS

months, and Europe and Japan fared worse compared with the 2004 second quarter. The S&P was range-bound in a tight 8% band between 1,080 and 1,160 during the quarter. Equity offerings declined compared with the 2004 second quarter, reflecting less favorable market dynamics and lower valuations. However, the overall volume of initial public offerings ("IPOs") continued to improve, despite several postponements and cancellations, as the economy continued to grow and companies required capital for expansion. The improvement in IPO activity helped to offset significant declines in secondary and convertible offerings.

Fixed income markets.    The fixed income markets were impacted by two Fed rate hikes, two hikes by the Bank of England and lower volatility and trading volumes in a number of asset classes. Despite the Fed's shift in February from maintaining a low interest rate environment for a "considerable period" to a "measured" approach, interest rates remained low in both absolute and relative terms, and the fixed income markets remained strong. However, the pace of debt origination slowed in both high grade and high yield compared with the 2004 second quarter, as interest rates began to rise and many issuers chose to pre-fund earlier in 2004 in anticipation of higher rates.

Mergers and acquisitions.    The improvement in equity valuations compared with the 2003 periods coupled with strengthening cash flows have enabled companies to consider strategic acquisitions. Completed and announced merger and acquisition ("M&A") volumes continued a gradual improvement compared with the 2004 second quarter, reflecting strong liquidity, continued interest from financial sponsors and the cautious return of the strategic buyer. During the 2004 third quarter, global M&A announcements rose 33% and 7% compared with the 2003 third quarter and the 2004 second quarter, respectively. Completed M&A transactions rose 58% and 18% compared with the 2003 third quarter and the 2004 second quarter, respectively.

Economic Outlook

The financial services industry is significantly influenced by worldwide economic conditions in both banking and capital markets. We expect the U.S. economy to grow at a 4.4% rate in 2004. We believe the Fed will raise interest rates 25 basis points at its November meeting to close calendar 2004 with a 2.00% Fed Funds rate and then will hold rates steady for some time as it gauges how the economy will react to a less stimulative monetary policy. Inflation concerns earlier in 2004 have abated, and we expect a fairly benign interest rate environment into 2005 as the capital markets have largely factored in expected rate increases. Corporate profitability remains resilient, even though expectations have moderated from earlier in the year. Although we remain wary about geopolitical risk, the growing deficits in the U.S., and China's efforts to rein in growth, we see resiliency in the economy as a whole.

Equity markets.    The equity markets are beginning to feel more constructive after many of the uncertainties of the summer have played themselves out. After a round of postponements and cancellations during the unfavorable markets of the summer, offering pipelines have stabilized, and companies are seeking to fund growth. We expect the equity offering calendar to remain robust. The markets have begun the fall with somewhat improved volumes and valuations. We believe the U.S. election alone will increase volatility, given possible changes in foreign, tax and fiscal policy. Furthermore, reasonably strong corporate profitability and a more benign inflation outlook would return some confidence to the marketplace.

Fixed income markets.    In the fixed income markets we see continued signs of resiliency. Absolute interest rates are not the only driver of fixed income activity. Activity also is highly correlated to the degree of volatility, the shape of the yield curve and the general improvement in credit quality, all of which are contributing to a healthy business environment. The investor base has changed dramatically from the long-only investors of a few years ago, to a rapidly-growing hedge fund and international investor base. Investors now employ far more developed risk mitigation tools to manage their portfolios, which also is a healthy development. Unlike in 1994, the Fed has been far more transparent in communicating its intentions, and the market has already successfully absorbed its first three rate hikes and rallied in the process. The size and diversity of the global fixed income marketplace is significantly bigger than ever before, and its resiliency was evident again this quarter. We expect approximately $9.1 trillion of global fixed income origination in 2004, down approximately 5% compared with 2003, but still the second best year ever.

Mergers and acquisitions.    Companies remain interested in growth, and many have reduced their cost structures as far as possible. Year to date we have seen increased activity from strategic buyers, and we expect that to continue. At the same time, as companies seek to streamline operations or reduce debt, divestitures are helping to drive continued sponsor activity.

LEHMAN BROTHERS HOLDINGS INC.
MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
CONDITION and RESULTS of OPERATIONS

Asset management and high net worth.    The outlook for asset management and services to high-net-worth individuals also is positive, given favorable demographics and the trends toward pension reform, higher savings rates globally and intergenerational wealth transfer. The high-net-worth client increasingly seeks multiple providers and greater asset diversification along with a high service component. We believe the significant expansion of our asset management business, including the October 2003 Neuberger acquisition, was well timed.

With our diversified customer focused business model, the scale of and prudent manner in which we manage our businesses, the increased market share we now enjoy, the productivity of our people, and our outlook for the global economy and for our individual businesses, we believe we are well positioned to continue to generate strong results throughout the various stages of the business and economic cycle.

Consolidated Results of Operations[1]

Overview

Net income totaled $505 million and $1,784 million in the 2004 three and nine months, respectively, up 5% and 46% from the corresponding 2003 periods, representing the highest nine months and fourth highest quarterly net income ever reported. Diluted earnings per share were $1.71 and $5.94 in the 2004 three and nine months, respectively, down 6% and up 28% from the corresponding 2003 periods. The decline in 2004 third quarter diluted earnings per share is due to shares issued in October 2003 to acquire Neuberger. Net revenues rose to $2,623 million and $8,693 million in the 2004 three and nine months, respectively, up 12% and 37% from the corresponding 2003 periods. The first three quarters of 2004 represent the three highest levels of quarterly revenue we have ever achieved. The results reflect the enhanced scale we have built and the diversification we have achieved coupled with continuing strict discipline in our core competencies around managing expenses, risk and capital. The results also reflect the benefits of the increased scale of our asset management business and the growth of our mortgage origination platform through several business acquisitions. See "Business Acquisitions and Dispositions" below.

Compensation and benefits expense as a percentage of net revenues was 49.8% in both the 2004 three and nine months compared with 50.0% and 50.6% in the corresponding 2003 periods. Non-personnel expenses as a percentage of net revenues were 22.6% and 19.8% (19.6% excluding the $19 million pre-tax real-estate-related charge discussed below) in the 2004 three and nine months, respectively, compared with 18.1% and 20.8% (19.6% excluding the $77 million pre-tax real-estate-related charge discussed below) in the corresponding 2003 periods.

Pre-tax margin was 27.6% and 30.4% (30.6% excluding the real-estate-related charge) in the 2004 three and nine months, respectively, compared with 31.9% and 28.6% (29.8% excluding the real-estate-related charge) in the corresponding 2003 periods.

Annualized return on average common stockholders' equity was 15.0% and 18.2% in the 2004 three and nine months, respectively, compared with 20.7% and 18.1% in the corresponding 2003 periods. Annualized return on average tangible common stockholders' equity2 was 20.9% and 25.5% in the 2004 three and nine months, respectively, compared with 21.2% and 18.6% in the corresponding 2003 periods. Annualized return on average common stockholders' equity and average tangible common stockholders' equity includes after-tax real-estate-related charges of $11 million and $45 million in the 2004 and 2003 nine months, respectively. The real-estate-related charges reduced return on average common stockholders' equity by 0.1% and 0.7% in the 2004 and 2003 nine months, respectively, and reduced return on average tangible common stockholders' equity by 0.2% and 0.7%

1
Market share, volume and ranking statistics in this Management's Discussion and Analysis of Financial Condition and Results of Operations were obtained from Thomson Financial.
2
Average tangible common stockholders' equity equals average common stockholders' equity less average identifiable intangible assets and goodwill and are computed as follows:

	Three Months Ended August 31,		Nine Months Ended August 31,
In millions	2004	2003	2004	2003

Average common stockholders' equity	$12,954	$9,083	$12,659	$8,716
Average identifiable intangible assets and goodwill	(3,641)	(241)	(3,614)	(233)

Average tangible common stockholders' equity	$9,313	$8,842	$9,045	$8,483

LEHMAN BROTHERS HOLDINGS INC.
MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
CONDITION and RESULTS of OPERATIONS

in the 2004 and 2003 nine months, respectively. Annualized return on average common stockholders' equity and average tangible common stockholders' equity is computed by dividing annualized net income applicable to common stock for the period by average common stockholders' equity and average tangible common stockholders' equity, respectively. Management believes average tangible common stockholders' equity is a meaningful measure because it reflects the common stockholders' equity deployed in our businesses.

Net Revenues

	Three Months Ended August 31,				Nine Months Ended August 31,
				% Change				% Change
In millions	2004	2003			2004	2003

Principal transactions	$1,217	$1,200	(1)	1%	$4,435	$3,243	(1)	37%
Investment banking	526	453	(1)	16	1,580	1,245	(1)	27
Commissions	348	314		11	1,145	875		31
Interest and dividends	2,769	2,467		12	7,682	7,599		1
Asset management and other	191	29	(1)	—	562	71	(1)	—

Total revenues	5,051	4,463		13	15,404	13,033		18
Interest expense	2,428	2,116		15	6,711	6,684		—

Net revenues	$2,623	$2,347		12%	$8,693	$6,349		37%

Principal transactions, commissions and net interest revenues	$1,906	$1,865		2%	$6,551	$5,033		30%

Net interest revenues	$341	$351		(3)%	$971	$915		6%

(1)
Reclassified to conform to the 2004 presentation.

Net revenues grew 12% and 37% in the 2004 three and nine months, respectively, compared with the corresponding 2003 periods, reflecting increases in all business segments. Investment Banking net revenues rose 16% and 27% in the 2004 three and nine months, respectively, compared with the corresponding 2003 periods propelled by improvements in M&A and equity underwriting. Capital Markets net revenues rose 2% and 31% in the 2004 three and nine months, respectively, compared with the corresponding 2003 periods. The Capital Markets 2004 three month results reflect near record Fixed Income performance, partially offset by lower Equities net revenues. The 2004 nine months reflect strong results in both the Equities and Fixed Income components of Capital Markets, leading to record nine-month results for the segment. Client Services net revenues rose 75% and 96% in the 2004 three and nine months, respectively, compared with the corresponding 2003 periods, primarily due to increased asset management revenues associated with business acquisitions. Total net revenues in the 2004 third quarter, while down 10% and 17% compared with the strong 2004 second quarter and the record 2004 first quarter results, respectively, represented the third highest revenue level ever achieved.

Principal Transactions, Commissions and Net Interest Revenues

In both the Capital Markets and Client Services business segments we evaluate revenue performance based on the aggregate of Principal transactions, Commissions and net interest, which includes an assessment of the potential gain or loss associated with a transaction, the associated commissions and the interest and dividend revenue or expense associated with financing or hedging positions. Caution should be used when analyzing these revenue categories individually because they may not be indicative of the overall performance of the Capital Markets and Client Services segments. Principal transactions, Commissions and net interest revenues rose 2% and 30% in the 2004 three and nine months, respectively, compared with the corresponding 2003 periods.

Principal transactions revenue improved 1% and 37% in the 2004 three and nine months, respectively, compared with the corresponding 2003 periods. Despite a host of uncertainties including rising oil prices and increased geopolitical concerns, which weighed negatively on the markets in the 2004 three months and caused lower trading volumes and low volatility, fixed income results remained resilient and more than offset a decline in equities revenues compared with the 2003 three months. The improved 2004 nine month results reflect broad-based fixed income improvements complemented by moderate equities improvements. Mortgages, interest rate products and

LEHMAN BROTHERS HOLDINGS INC.
MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
CONDITION and RESULTS of OPERATIONS

equity derivatives delivered notable improvements in the 2004 nine months compared with the corresponding 2003 period.

Commission revenue increased 11% and 31% in the 2004 three and nine months, respectively, compared with the corresponding 2003 periods. Growth in commission revenue in the 2004 three months compared with the corresponding 2003 period is attributable primarily to the acquisition of Neuberger. Growth in commission revenue in the 2004 nine months compared with the corresponding 2003 period primarily reflects growth in our trading volumes, particularly on the New York Stock Exchange, as equities became the asset class of choice for both our institutional and high-net-worth client, complemented by commission revenue attributable to the acquisition of Neuberger.

Interest and dividends revenue and Interest expense are a function of the level and mix of total assets and liabilities (primarily financial instruments owned and secured financing activities), the prevailing level of interest rates, and the term structure of our financings. Interest and dividends revenue and Interest expense are integral components of our overall customer flow activities. Interest and dividends revenue net of Interest expense ("net interest revenue") in the 2004 three months was essentially unchanged compared with the corresponding 2003 period. Net interest revenue in the 2004 nine months improved 6% compared with the corresponding 2003 period due primarily to higher levels of interest- and dividend-earning assets. The increases in Interest and dividends revenue and in Interest expense in the 2004 three months compared with the corresponding 2003 period is due primarily to an upward shift in yields. Interest and dividends revenue and Interest expense in the 2004 nine months were essentially unchanged compared with the 2003 nine months as lower yields offset growth in interest-earning assets and liabilities.

Investment Banking

Investment banking revenues result primarily from fees and related revenues earned for underwriting public and private offerings of fixed income and equity securities, advising clients on M&A activities and corporate financing activities. Investment banking revenues increased 16% and 27% in the 2004 three and nine months, respectively, compared with the corresponding 2003 periods. Net revenues of $526 million in the 2004 three months, while down 4% from the 2004 second quarter, represent the second highest revenue level since the 2001 second quarter. The 2004 three and nine month results compared with the corresponding 2003 periods reflect substantial improvements in M&A and equity underwriting and continued strength in debt underwriting despite two increases in interest rates by the Fed. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Business Segments—Investment Banking" in this Report for a discussion of our Investment Banking business segment.

Asset Management and Other

Asset management and other revenues primarily result from asset management fees. Asset management and other revenues totaled $191 million and $562 million in the 2004 three and nine months, respectively, compared with $29 million and $71 million in the corresponding 2003 periods. The significant increase is attributable primarily to the October 31, 2003 acquisition of Neuberger, complemented by modest increases in private equity fees.

Non-Interest Expenses

	Three Months Ended August 31,			Nine Months Ended August 31,
			% Change			% Change
In millions	2004	2003		2004	2003

Compensation and benefits	$1,306	$1,174	11%	$4,329	$3,215	35%
Non-personnel expenses	594	424	40	1,706	1,243	37
Real-estate-related charges	—	—	—	19	77	(75)

Total non-interest expenses	$1,900	$1,598	19%	$6,054	$4,535	33%

Compensation and benefits/Net revenues	49.8%	50.0%		49.8%	50.6%

A significant portion of our expense base is variable, including compensation and benefits, brokerage and clearance, and business development. We expect our variable expenses as a percentage of net revenues to remain in approximately the same proportions in future periods.

LEHMAN BROTHERS HOLDINGS INC.
MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
CONDITION and RESULTS of OPERATIONS

Non-interest expenses in the 2004 nine months include a pre-tax real-estate-related charge of $19 million representing the final adjustment for exiting our downtown New York City space. Non-interest expenses in the 2003 nine months include a pre-tax real-estate-related charge of $77 million representing an adjustment of the 2002 real-estate-related charge due to a further deterioration in the sublease market for properties in New York and London in the first half of 2003. See Note 13 to the Consolidated Financial Statements included in this Report. Non-interest expenses rose $302 million or 19% and $1,519 million or 33% in the 2004 three and nine months ($1,577 million or 35% in the nine-month comparison excluding the real-estate-related charges), respectively, compared with the corresponding 2003 periods.

Compensation and benefits expense was 49.8% of net revenues in both the 2004 three and nine months compared with 50.0% and 50.6% of net revenues in corresponding 2003 periods. Compensation and benefits expense includes both fixed and variable components. Fixed compensation, consisting primarily of salaries, benefits and amortization of deferred equity awards, increased to $694 million and $2,025 million in the 2004 three and nine months, respectively, up 40% and 35% from the corresponding 2003 periods, primarily due to growth in headcount attributable to business acquisitions. Headcount increased to approximately 19,300 at August 31, 2004 from approximately 14,500 at August 31, 2003, due to a combination of business acquisitions and organic growth. Amortization of deferred equity compensation awards was $136 million and $415 million in the 2004 three and nine months, respectively, up 31% and 22% compared with the corresponding 2003 periods. Variable compensation, consisting primarily of bonuses, commissions and severance, totaled $612 million in the three months ended August 31, 2004, down 10% from the prior year period as lower bonus accruals were partially offset by higher severance. Variable compensation for the 2004 nine month period totaled $2,304 million, up 34% compared with the corresponding 2003 period, as higher revenues resulted in higher bonus accruals.

Non-personnel expenses rose $170 million or 40% and $463 million or 37% (excluding the real-estate-related charges in the nine-month periods) in the 2004 three and nine months, respectively, compared with the corresponding 2003 periods. The increases in non-personnel expenses in both 2004 periods are attributable largely to business acquisitions coupled with technology initiatives reflecting our commitment to competitive and innovative front office platforms, higher occupancy costs associated with our new corporate facilities in London and Tokyo as well as higher levels of business activity in the 2004 periods.

Occupancy expenses increased in the 2004 three and nine months compared with the corresponding 2003 periods attributable primarily to the increased cost of our new corporate facilities in London and Tokyo and business acquisitions. Technology and communications expenses rose in the 2004 three and nine months compared with the corresponding 2003 periods reflecting business acquisitions, the amortization of technology assets at new facilities, and increased costs associated with the continued build-out of Capital Markets platforms and infrastructure. Brokerage and clearance expenses rose in the 2004 three and nine months compared with the corresponding 2003 periods, due primarily to expansion in equities-related businesses and higher volumes in fixed income and equity products. Professional fees increased in the 2004 three and nine months compared with the corresponding 2003 periods primarily due to business acquisitions, higher recruiting fees, and higher legal fees incurred in the current industry environment. Business development expense increased in the 2004 three and nine months compared with the corresponding 2003 periods due to the higher level of business activity and business acquisitions. Other expenses increased in the 2004 three and nine months compared with the corresponding 2003 periods attributable primarily to business acquisitions, including the amortization of intangible assets.

Income Taxes

The provision for income taxes in the 2004 nine months resulted in an effective income tax rate of 31.5%, consistent with the 32.0% reported in the 2004 six months and modestly higher than the 30.0% reported in the 2003 nine months. The increase in the 2004 nine-month effective tax rate compared with the corresponding 2003 period primarily reflects the higher level of pre-tax income, which reduced the benefit of certain permanent differences.

Business Acquisitions and Dispositions

Client Services.    In October 2003 we purchased Neuberger, which positioned us as one of the industry's leading providers of services to high-net-worth investors, significantly strengthened our Client Services business segment and further diversified our revenue base. The Neuberger acquisition increased our revenues from fee-based activities, allowing for reduced cross-cycle earnings volatility. The acquisition is providing revenue synergies by making Neuberger products available to our network of institutional and high-net worth individual clients in all

LEHMAN BROTHERS HOLDINGS INC.
MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
CONDITION and RESULTS of OPERATIONS

three geographic regions and offering Neuberger clients an expanded range of investment and risk management products, including structured capital markets products, private equity, and other alternative asset management products. The integration continues to proceed well, and financial targets are expected to be achieved. In October 2003 we also acquired substantially all of the operating assets of The Crossroads Group ("Crossroads"), a diversified private equity fund manager, which expanded our global private equity franchise. In January 2003 we acquired the fixed income asset management business of Lincoln Capital Management. These acquisitions were made as part of our strategic plan to build out our Client Services business segment. For additional information about these acquisitions, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Business Acquisitions" and Note 6 to the 2003 Consolidated Financial Statements incorporated by reference in the Form 10-K.

Capital Markets.    During the 2003 nine months we acquired controlling interests in two mortgage loan originators and servicers. During the 2004 nine months we acquired three mortgage banking platforms and we sold our reverse mortgage provider for an aggregate net cost of approximately $95 million. We believe the acquisitions add long-term value to our mortgage franchise by allowing further vertical integration of the business platform. Mortgage loans originated by the acquired companies are intended to provide a more cost efficient source of loan product for our securitization pipeline.

Business Segments

We operate in three business segments (each of which is described below): Investment Banking, Capital Markets and Client Services. These business segments generate revenues from both institutional and high-net-worth individual clients, which are recognized in all revenue categories in the Consolidated Statement of Income. Net revenues also contain certain internal allocations, including funding costs, which are centrally managed. Net revenues from our customer flow activities are recorded as Principal transactions, Commissions, Asset management and other, or net interest revenues in the Consolidated Statement of Income, depending on the method of execution, financing and/or hedging related to specific inventory positions. In both the Capital Markets and Client Services business segments we evaluate revenue performance based on the aggregate of Principal transactions, Commissions and net interest, which includes an assessment of the potential gain or loss associated with a transaction, the associated commissions and the interest and dividend revenue or expense associated with financing or hedging positions. Caution should be used when analyzing these revenue categories individually because they may not be indicative of the performance of the overall Capital Markets and Client Services business segments.

The following table summarizes the net revenues of our business segments:

Business Segments

	Three Months Ended August 31,			Nine Months Ended August 31,
			% Change			% Change
In millions	2004	2003		2004	2003

Net revenues:
Investment Banking	$526	$453	16%	$1,580	$1,245	27%
Capital Markets	1,700	1,667	2	5,871	4,470	31
Client Services	397	227	75	1,242	634	96

Total net revenues	2,623	2,347	12	8,693	6,349	37
Compensation and benefits	1,306	1,174	11	4,329	3,215	35
Non-personnel expenses(1)	594	424	40	1,725	1,320	31

Income before taxes(1)	$723	$749	(3)%	$2,639	$1,814	45%

(1)
Non-personnel expenses and Income before taxes include real-estate-related charges of $19 million and $77 million in the nine months of 2004 and 2003, respectively. Additional information about these charges can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Consolidated Results of Operations—Non-Interest Expenses" and in Note 13 to the Consolidated Financial Statements included in this Report. The following business segment discussions exclude the real-estate-related charges.

LEHMAN BROTHERS HOLDINGS INC.
MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
CONDITION and RESULTS of OPERATIONS

Investment Banking

	Three Months Ended August 31,			Nine Months Ended August 31,
			% Change			% Change
In millions	2004	2003		2004	2003

Investment banking revenues	$526	$453	16%	$1,580	$1,245	27%
Non-interest expenses(1)	391	357	10	1,189	1,008	18

Income before taxes(1)	$135	$96	41%	$391	$237	65%

(1)
Excludes the real-estate-related charges.

The Investment Banking business segment provides advice to corporate, institutional and government clients throughout the world on mergers, acquisitions and other financial matters. The segment also raises capital for clients by underwriting public and private offerings of debt and equity securities. The segment is composed of global industry groups—Communications, Consumer/Retailing, Financial Institutions, Financial Sponsors, Healthcare, Industrial, Media, Natural Resources, Power, Real Estate and Technology—that include bankers who deliver industry knowledge to meet clients' objectives. Specialized product groups within Mergers and Acquisitions and Global Finance, which includes Equity Capital Markets, Debt Capital Markets, Leveraged Finance and Private Placements, are partnered with global relationship managers in the global industry groups to provide comprehensive solutions for clients. Specialists in product development and derivatives also are engaged to tailor specific structures for clients.

Investment Banking Revenues

	Three Months Ended August 31,			Nine Months Ended August 31,
			% Change			% Change
In millions	2004	2003		2004	2003

Debt Underwriting	$241	$232	4%	$714	$705	1%
Equity Underwriting	134	119	13	419	253	66
Merger and Acquisition Advisory	151	102	48	447	287	56

	$526	$453	16%	$1,580	$1,245	27%

Revenues rose 16% and 27% in the 2004 three and nine months, respectively, compared with the corresponding 2003 periods. Net revenues of $526 million in the three months of 2004, while down 4% from the 2004 second quarter, represent the second highest revenue level since the 2001 second quarter. The improvements in the global equity market levels in both 2004 periods compared with the corresponding 2003 periods led to substantially higher industry-wide volume in initial public offerings while convertible equity offerings declined significantly compared with both 2003 periods. Completed and announced M&A volumes in the 2004 periods also were higher than the corresponding 2003 periods, while industry-wide total debt origination volumes in both 2004 periods were essentially unchanged from the corresponding 2003 periods. Industry-wide secondary equity origination was essentially unchanged in the three-month comparison but improved significantly in the nine-month comparison. We have gained market share in strategic advisory and equity origination activities and maintained our market share in debt in calendar 2004 year to date compared with calendar 2003 full year.

Debt underwriting revenues remained strong in the 2004 three and nine months, up 4% and 1% compared with the robust corresponding 2003 periods, as clients continued to take advantage of low interest rates and tight credit spreads. Higher revenues in debt origination attributable to an increase in higher-margin business, including credit-linked obligations, commercial mortgage-backed securities and client solution activity, offset lower results in leveraged finance. In the nine-month comparison, improved leveraged finance revenues in 2004 essentially offset a decline in high grade revenues. Our total debt origination volumes in the 2004 three and nine months rose 1% and 7%, respectively, compared with the corresponding 2003 periods, while industry-wide debt origination volumes rose 1% and 4% in the 2004 three and nine months compared with the corresponding 2003 periods. Our market share for global debt origination for the eight months of calendar 2004 of 6.9% was unchanged compared with the full calendar year 2003. Our debt origination fee backlog at August 31, 2004 of approximately $174 million rose 78% compared with August 31, 2003. However, debt origination fee backlog is generally less indicative of the level of future business due to the increased use of the shelf registration process.

LEHMAN BROTHERS HOLDINGS INC.
MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
CONDITION and RESULTS of OPERATIONS

Equity underwriting revenues grew 13% and 66% in the 2004 three and nine months, respectively, compared with the corresponding 2003 periods. Although industry-wide equity origination volumes declined 12% and increased 57% in the 2004 three and nine months, respectively, compared with the corresponding 2003 periods, our equity origination volumes declined 9% and increased 57% in the 2004 three and nine months, respectively, compared with the corresponding 2003 periods. The 2004 three months reflect significant growth in our volume of initial public offering underwritings, partially offset by lower volumes in secondary and convertible underwritings. The 2004 nine months reflect strong growth in our volumes of initial, secondary and convertible underwritings. Our market share for global equity origination for the eight months of calendar 2004 increased to 4.6% compared with 3.7% in calendar year 2003. Our equity-related fee backlog (for both filed and un-filed transactions) at August 31, 2004 of approximately $343 million rose 169% compared with August 31, 2003.

M&A advisory fees rose 48% and 56% in the 2004 three and nine months, respectively, compared with the corresponding 2003 periods, as M&A activity increased amid an improving economy and a higher stock market. We acted as advisors on four of the top 10 announced transactions this year. Our market share for completed transactions for the eight months of calendar 2004 rose to 11.7% compared with 9.0% for calendar year 2003. Our market share for announced transactions for the eight months of calendar 2004 increased to 15.7% compared with 11.2% in calendar year 2003. Our M&A fee backlog at August 31, 2004 of approximately $192 million increased 138% compared with August 31, 2003.

Non-interest expenses rose $34 million or 10% and $181 million or 18% in the 2004 three and nine months, respectively, compared with the corresponding 2003 periods, attributable to an increase in compensation and benefits expense related to improved performance and higher non-personnel expenses related to increased business activity.

Income before taxes rose 41% to $135 million and 65% to $391 million in the 2004 three and nine months, respectively, compared with the corresponding 2003 periods, driven by the increase in net revenues. Pre-tax margin was 26% and 25% in the 2004 three and nine months, respectively, compared with 21% and 19% in the 2003 three and nine months, respectively.

Capital Markets

	Three Months Ended August 31,			Nine Months Ended August 31,
			% Change			% Change
In millions	2004	2003		2004	2003

Principal transactions	$1,113	$1,077	3%	$4,099	$2,870	43%
Commissions	238	229	4	772	671	15
Interest and dividends	2,763	2,457	12	7,659	7,572	1
Asset management and other	9	10	(10)	32	20	60

Total revenues	4,123	3,773	9	12,562	11,133	13
Interest expense	2,423	2,106	15	6,691	6,663	—

Net revenues	1,700	1,667	2	5,871	4,470	31
Non-interest expenses(1)	1,212	1,074	13	3,914	2,969	32

Income before taxes(1)	$488	$593	(18)%	$1,957	$1,501	30%

(1)
Excludes the real-estate-related charges.

The Capital Markets business segment includes institutional customer flow activities, research, and secondary-trading and financing activities in fixed income and equity products. These products include a wide range of cash, derivative, secured financing and structured instruments and investments. We are a leading global market-maker in numerous equity and fixed income products including U.S., European and Asian equities, government and agency securities, money market products, corporate high grade, high yield and emerging market securities, mortgage- and asset-backed securities and real estate, preferred stock, municipal securities, bank loans, foreign exchange, financing and derivative products. We are one of the largest investment banks in terms of U.S. and pan-European listed equities trading volume, and we maintain a major presence in over-the-counter U.S. stocks, major Asian large capitalization stocks, warrants, convertible debentures and preferred issues. The Capital Markets segment also includes the risk arbitrage and secured financing businesses as well as realized and unrealized gains and losses related to private equity investments. The secured financing business manages our equity and fixed income matched

LEHMAN BROTHERS HOLDINGS INC.
MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
CONDITION and RESULTS of OPERATIONS

book activities, supplies secured financing to institutional clients and customers, and provides secured funding for our inventory of equity and fixed income products.

For information about Capital Markets-related business acquisitions and dispositions completed during 2003 and 2004, see Note 6 to the 2003 Consolidated Financial Statements incorporated by reference in the Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Consolidated Results of Operations—Business Acquisitions and Dispositions" in this Report.

Capital Markets Net Revenues

In Millions

Three months ended August 31,

	2004			2003
	Gross Revenues	Interest Expense	Net Revenues	Gross Revenues	Interest Expense	Net Revenues	Net Revenues % Change

Fixed Income	$3,328	$(1,947)	$1,381	$2,777	$(1,586)	$1,191	16%
Equities	795	(476)	319	996	(520)	476	(33)

	$4,123	$(2,423)	$1,700	$3,773	$(2,106)	$1,667	2%

Nine months ended August 31,

	2004			2003
	Gross Revenues	Interest Expense	Net Revenues	Gross Revenues	Interest Expense	Net Revenues	Net Revenues % Change

Fixed Income	$9,554	$(5,141)	$4,413	$8,376	$(5,108)	$3,268	35%
Equities	3,008	(1,550)	1,458	2,757	(1,555)	1,202	21

	$12,562	$(6,691)	$5,871	$11,133	$(6,663)	$4,470	31%

Net revenues rose 2% and 31% in the 2004 three and nine months, respectively, compared with the 2003 periods on higher customer flow levels. The 2004 three-months reflect improved Fixed Income revenues partially offset by lower Equities revenues. Fixed income revenues across our diverse set of businesses remained resilient during the quarter despite two Fed and two Bank of England interest rate hikes as well as low volatility. Robust mortgage and asset-backed securitization activity helped offset lower activity in investment grade debt and interest rate products during the quarter. Equities revenues declined during the quarter primarily due to lower valuations as well as low trading volumes and volatility. The 2004 nine-months reflect strong contributions from both Fixed Income and Equities. Fixed Income revenues improved for the 2004 nine months as a favorable interest rate environment helped drive strength in mortgage securitizations and interest rate products. Equities delivered improved revenues for the 2004 nine months on higher customer flow levels, particularly in equity derivatives products, as equity market valuations improved compared with 2003 and volatility increased in the 2004 first half.

Fixed Income net revenues increased 16% in the 2004 three months compared with the corresponding 2003 period. Fixed income revenues remained resilient during the quarter despite interest rate hikes and interest rate volatility that hovered near multi-year lows before firming slightly at the end of the quarter. The investment grade debt market saw low volatility coupled with decreased volumes. Robust residential and commercial mortgage securitization activity helped offset lower activity in investment grade debt and interest rate products. The 2004 nine-months reflect improved results as a favorable interest rate environment and the continued tightening of credit spreads helped drive strength. The securitization business was notably strong, with revenues in mortgage products benefiting from our vertical-mortgage-origination-platform strategy. Interest rate products benefited from robust customer flow activity as investors sought derivative hedging solutions amid an environment of increased interest rate volatility in the first half of the year.

Equities net revenues declined 33% and grew 21% in the 2004 three and nine months, respectively, compared with the corresponding 2003 periods. The 2004 three-month revenues reflect the effects of the difficult market environment amid mixed economic data, record high oil prices, and renewed geopolitical concerns, which resulted in lower trading volumes and valuations on all major global markets. Revenues from the convertibles business declined due to a sharp drop in market volatility globally resulting in lower valuations on convertible debt coupled with a lower level of origination activity, which affected the secondary markets. The nine-month revenues reflect

LEHMAN BROTHERS HOLDINGS INC.
MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
CONDITION and RESULTS of OPERATIONS

improvements in the overall global economy and stronger corporate earnings, which fueled improvements in global equity indices in the first half of 2004 compared with the corresponding 2003 period. Derivative revenues were particularly strong, both domestically and internationally, as customers increasingly used customized derivative products to hedge risk and reduce concentrations. Our prime broker business continued to benefit from growth in customer financing balances and an expanding client base, as total balances increased 74% compared to August 2003. The 2004 nine months also reflect higher private equity gains compared with the corresponding 2003 period.

Interest and dividends revenue and Interest expense are a function of the level and mix of total assets and liabilities (primarily financial instruments owned and secured financing activities), the prevailing level of interest rates, and the term structure of our financings. Interest and dividends revenue and Interest expense are integral components of our overall customer flow activities. Net interest revenue in the 2004 three months was essentially unchanged compared with the corresponding 2003 period. Net interest revenue in the 2004 nine months improved 6% compared with the corresponding 2003 period due primarily to higher levels of interest and dividend-earning assets net of interest-bearing liabilities. The increase in Interest and dividends revenue and in Interest expense in the 2004 three months compared with the corresponding 2003 period is due primarily to an upward shift in yields. Interest and dividends revenue and Interest expense in the 2004 nine months were essentially unchanged compared with the 2003 nine months as lower interest yields offset growth in interest-earning assets and liabilities.

Non-interest expenses increased $138 million or 13% and $945 million or 32% in the 2004 three and nine months, respectively, compared with the corresponding 2003 periods, reflecting higher compensation and benefits expense related to improved revenue performance coupled with higher non-personnel expenses. Non-personnel expenses grew primarily due to higher brokerage and clearance costs, which are variable largely based on volumes, as well as increased technology and communications expenses associated with business acquisitions in 2003 and 2004, continued investments in our trading platforms, and higher professional fees associated with increased business activity.

Income before taxes declined 18% to $488 million and increased 30% to $1,957 million in the 2004 three and nine months, respectively, compared with the corresponding 2003 periods. In the three-month comparison, non-interest expense growth outpaced net revenue growth, while in the nine-month comparison net revenue growth was only partially offset by an increase in non-interest expenses. Pre-tax margin was 29% and 33% in the 2004 three and nine months, respectively, compared with 36% and 34% in the 2003 three and nine months, respectively.

Client Services

	Three Months Ended August 31,			Nine Months Ended August 31,
			% Change			% Change
In millions	2004	2003		2004	2003

Principal transactions	$104	$123	(15)%	$336	$373	(10)%
Commissions	110	85	29	373	204	83
Interest and dividends	6	10	(40)	23	27	(15)
Asset management and other	182	19	—	530	51	—

Total revenues	402	237	70	1,262	655	93
Interest expense	5	10	(50)	20	21	(5)

Net revenues	397	227	75	1,242	634	96
Non-interest expenses(1)	297	167	78	932	481	94

Income before taxes(1)	$100	$60	67%	$310	$153	103%

(1)
Excludes the real-estate-related charges.

The Client Services business segment consists of the Private Client and Asset Management business lines. Private Client generates customer-flow transactional revenues from high-net-worth clients and Asset Management generates primarily fee-based revenues from customized investment management services for high-net-worth clients as well as asset management fees from mutual fund and other institutional investors. Asset Management also generates management and incentive fees from our role as general partner for private equity and alternative investment partnerships. Our Private Equity business operates in five major asset classes: Merchant Banking, Real Estate, Venture Capital, Fixed Income-related and Third Party Funds.

LEHMAN BROTHERS HOLDINGS INC.
MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
CONDITION and RESULTS of OPERATIONS

For information about Client Services-related business acquisitions completed during 2003, see Note 6 to the 2003 Consolidated Financial Statements incorporated by reference in the Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Consolidated Results of Operations—Business Acquisitions and Dispositions" in this Report.

Client Services Net Revenues

	Three Months Ended August 31,				Nine Months Ended August 31,
				% Change				% Change
In millions	2004	2003			2004	2003

Private Client	$193	$205	(1)	(6)%	$642	$568	(1)	13%
Asset Management	204	22	(1)	—	600	66	(1)	—

	$397	$227		75%	$1,242	$634		96%

(1)
Reclassified to conform to the 2004 presentation.

Assets Under Management

	Three Months Ended August 31,			Nine Months Ended August 31,
In billions	2004		2003	2004		2003

Opening balance	$124.8		$38.7	$116.2		$8.6
Net additions (withdrawals)	(0.3)		4.4	4.4		33.9	(1)
Net market appreciation (depreciation)	1.6		(0.6)	5.5		—

Total increase	1.3		3.8	9.9		33.9

Balance, August 31	$126.1	(2)	$42.5	$126.1	(2)	$42.5

(1)
Attributable primarily to the Lincoln Capital Management acquisition.
(2)
The increase from August 31, 2003 is attributable primarily to the Neuberger acquisition.

Composition of Assets Under Management

In billions August 31,	2004		2003

Money markets	$16.1		$9.3
Fixed income	51.2		27.5
Equity	48.2		0.4
Alternative investments	10.6		5.3

Assets Under Management	$126.1	(1)	$42.5

(1)
The increase from August 31, 2003 is attributable primarily to the Neuberger acquisition.

Client Services net revenues increased 75% and 96% in the 2004 three and nine months, respectively, compared with the corresponding 2003 periods, primarily due to increased revenues associated with business acquisitions.

Private Client net revenues declined 6% and rose 13% in the 2004 three and nine months, respectively, compared with the corresponding 2003 periods. The results for the 2004 quarter reflect difficult market conditions precipitated by rising interest rates, record high oil prices and geopolitical uncertainty, causing investors to become less active. The improved revenues in the 2004 nine months were driven by growth from the sale of equity products, partially offset by a modest decline in fixed income products. Sales of equity cash and derivative products were particularly strong in 2004, and we have added approximately 40 investment representatives since August 31, 2003. Asset Management net revenues increased $182 million and $534 million in the 2004 three and nine months, respectively, compared with the corresponding 2003 periods primarily as a result of business acquisitions as well as increased private equity incentive fees.

Assets under management increased $83.6 billion from August 31, 2003 to August 31, 2004 primarily due to the Neuberger acquisition. Assets under management increased $9.9 billion from November 30, 2003 to August 31, 2004 reflecting net client inflows of $4.4 billion complemented by net market appreciation of $5.5 billion. Assets under management increased $1.3 billion from May 31, 2004 to August 31, 2004 reflecting net market appreciation of $1.6 billion partially offset by net withdrawals of $0.3 billion.

LEHMAN BROTHERS HOLDINGS INC.
MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
CONDITION and RESULTS of OPERATIONS

Client Services non-interest expenses increased $130 million or 78% and $451 million or 94% in the 2004 three and nine months, respectively, compared with the corresponding 2003 periods primarily due to business acquisitions, including amortization of acquired intangible assets.

Income before taxes increased 67% to $100 million and 103% to $310 million in the 2004 three and nine months, respectively, compared with the corresponding 2003 periods as higher revenue attributable primarily to business acquisitions outpaced expense growth. Pre-tax margin was 25% in both the 2004 three and nine months compared with 26% and 24% in the 2003 three and nine months, respectively.

Geographic Diversification

Net Revenues by Geographic Region

	Three Months Ended August 31,			Nine Months Ended August 31,
			% Change			% Change
In millions	2004	2003		2004	2003

Europe	$478	$519	(8)%	$1,615	$1,365	18%
Asia Pacific	195	313	(38)	880	644	37

Total International	673	832	(19)	2,495	2,009	24
U.S.	1,950	1,515	29	6,198	4,340	43

Total	$2,623	$2,347	12%	$8,693	$6,349	37%

International net revenues were $673 million and $2,495 million in the 2004 three and nine months, respectively, representing approximately 26% and 29% of total net revenues in the 2004 three and nine months, respectively. International net revenues declined 19% in the 2004 three months, and grew 24% in the 2004 nine months, respectively, compared with the corresponding 2003 periods. The results for the 2004 three months primarily reflect low equity volumes and volatility and declining equity markets coupled with a seasonal slowdown more pronounced than in the corresponding 2003 period. The results for the 2004 nine months reflect improvements in both Capital Markets and Investment Banking compared with the corresponding 2003 period.

Net revenues in Europe declined 8% and increased 18% in the 2004 three and nine months, respectively, compared with the corresponding 2003 periods. Results for the 2004 three months were hampered by mixed economic data, rising energy prices, and declining financial markets and volumes, which negatively impacted market activity. The growth in the 2004 nine-month results is attributable primarily to improvements in the Capital Markets business, reflecting customer facilitation for interest rate products coupled with higher mortgage securitization activity. Equities revenues in the 2004 nine months also were up significantly from the corresponding 2003 period, with strong performance in both the cash and derivatives businesses. In Investment Banking we continue to gain market share in both equity and debt origination.

Net revenues in Asia Pacific declined 38% and increased 37% in the 2004 three and nine months compared with the corresponding 2003 periods. Results for the 2004 three months reflect a challenging capital markets environment characterized by rising interest rates in the U.S., a sharp decline in volatility as well as lower trading volumes. Investment Banking revenues rose modestly in the 2004 three months compared with the corresponding 2003 period. The improved performance in the 2004 nine months reflects strong revenue growth from Capital Markets and Investment Banking. Fixed Income customer activity increased in interest rate products, high yield and mortgage securitizations. Equities results improved in the 2004 nine months compared with the corresponding 2003 period as both the cash and derivatives businesses were positively impacted by rallies in the Asian equity markets in the first half of 2004. Revenues also benefited from various cross-divisional transactions. In July 2004 we were named a qualified foreign institutional investor in China, which will allow us to trade local securities.

Liquidity, Funding and Capital Resources

Management's Finance Committee is responsible for developing, implementing and enforcing our liquidity, funding and capital policies. These policies include recommendations for capital and balance sheet size as well as the allocation of capital and balance sheet to the business units. Through the establishment and enforcement of capital

LEHMAN BROTHERS HOLDINGS INC.
MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
CONDITION and RESULTS of OPERATIONS

and funding limits, management's Finance Committee oversees compliance with policies and limits with the goal of ensuring we are not exposed to undue funding or liquidity risk.

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

Liquidity Pool.    Our policy is to maintain a sizable liquidity pool for Holdings and its Unrestricted Subsidiaries that covers all expected cash outflows in a stressed liquidity environment for one year without being able to access the unsecured debt market. This liquidity pool is invested in cash and unencumbered liquid collateral such as U.S. government and agency obligations, investment grade securities and index equities that can be monetized at short notice in all market environments to provide liquidity to Holdings, which issues most of the unsecured debt. At August 31, 2004, the estimated pledge value of this portfolio, along with the undrawn portion of Holdings' committed credit facility (see "Credit Facilities" below), totaled approximately $17.8 billion. Cash and unencumbered liquid assets that are presumed to be "trapped" in a Restricted Subsidiary or required for operational purposes are not counted as available liquidity to Holdings and its Unrestricted Subsidiaries.

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

•
Continuing equity repurchases as we manage our equity base (including offsetting the dilutive effect of our employee incentive plans—see "Stock Repurchase Program" below) and anticipated debt repurchases.

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

Long-Term Funding Sources and Requirements.    Cash capital (i.e., stockholders' equity and liabilities with remaining maturities of over one year) is the measure we use to assess our long-term funding sources and requirements as a whole. Our policy is to operate with an excess of long-term funding sources over our consolidated long-term funding requirements.

We target maintaining a cash capital surplus available to Holdings and its Unrestricted Subsidiaries of not less than $2 billion. At August 31, 2004 and November 30, 2003 we substantially exceeded our target.

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

Funding and Capital Resources

Total Capital

In millions	August 31, 2004	November 30, 2003

Long-term debt:
Senior notes	$47,039	$41,303
Subordinated indebtedness(1)	3,004	2,226

Long-term debt	50,043	43,529

Preferred securities subject to mandatory redemption(1)	—	1,310

Stockholders' equity:
Preferred stockholders' equity	1,345	1,045
Common stockholders' equity	13,076	12,129

Total stockholders' equity	14,421	13,174

Total Capital	$64,464	$58,013

(1)
We adopted FIN 46R effective February 29, 2004, which required us to deconsolidate trusts that issue preferred securities subject to mandatory redemption. Accordingly, at February 29, 2004 and subsequent period ends, subordinated indebtedness, included in long-term debt, includes junior subordinated debt issued to trusts that at November 30, 2003 and prior period ends was classified as Preferred securities subject to mandatory redemption. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—New Accounting Developments" and Note 12 to the 2003 Consolidated Financial Statements incorporated by reference in the Form 10-K.

Our Total Capital (defined as long-term debt and total stockholders' equity) increased 11% to $64.5 billion at August 31, 2004 compared with $58.0 billion at November 30, 2003. We believe Total Capital is useful to investors as a measure of our financial strength because it aggregates our long-term funding sources. The increase in Total Capital resulted primarily from an increase in long-term debt and higher total stockholders' equity from the retention of earnings. Total Capital at August 31, 2004 declined $1.9 billion compared with May 31, 2004, as we had pre-funded in the first half of 2004 debt scheduled to mature in the second half of 2004 to take advantage of favorable interest rates.

Total stockholders' equity plus junior subordinated debt totaled $15.4 billion and $14.5 billion at August 31, 2004 and November 30, 2003, respectively. We believe total stockholders' equity plus junior subordinated debt to be a more meaningful measure of our equity because the junior subordinated debt is subordinated and has a maturity at issuance of 49 years and we can defer interest payments for up to 20 consecutive quarters if the junior subordinated

LEHMAN BROTHERS HOLDINGS INC.
MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
CONDITION and RESULTS of OPERATIONS

debt is not in default. In addition, a leading rating agency views these securities as equity capital for purposes of calculating net leverage. See "Balance Sheet and Financial Leverage" below and Notes 6 and 8 to the Consolidated Financial Statements included in this Report.

Book value per common share was $48.10 and $44.17 at August 31, 2004 and November 30, 2003, respectively. The book value per common share calculation includes amortized restricted stock units granted under stock award programs, which have been included in total stockholders' equity.

In the 2004 first and third quarters, Holdings issued $130 million and $170 million, respectively, of Floating Rate Cumulative Preferred Stock, Series G. For additional information, see Note 9 to the Consolidated Financial Statements included in this Report.

We actively manage long-term debt to minimize refinancing risk and investor concentration. We set limits for the amount maturing over any three, six and twelve month horizon at 10%, 15% and 25% of outstanding long-term debt, respectively—that is, $5.0 billion, $7.5 billion and $12.5 billion, respectively, at August 31, 2004. We seek to diversify our creditor base when issuing unsecured debt. The quarterly long-term debt maturity schedule over the next five years at August 31, 2004 is as follows:

Long-term debt maturity profile
August 31, 2004
In millions

During the nine months ended August 31, 2004, we issued $13.9 billion of long-term debt—$13.5 billion of Senior notes and $0.4 billion of Subordinated indebtedness. These issuances were approximately $5.0 billion in excess of maturing long-term debt—$5.5 billion in excess of Senior notes partially offset by $0.5 billion net repayments of Subordinated indebtedness. On February 29, 2004 we reclassified to Subordinated indebtedness $1.3 billion of junior subordinated debt issued to trusts that at November 30, 2003 was classified as Preferred securities subject to mandatory redemption. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—New Accounting Developments," Note 12 to the 2003 Consolidated Financial Statements incorporated by reference in the Form 10-K and Notes 6 and 8 to the Consolidated Financial Statements included in this Report. During the nine months of 2004, we redeemed $710 million of junior subordinated debt issued to trusts, and we issued $400 million of junior subordinated debt issued to trusts. Long-term debt increased to $50.0 billion at August 31, 2004 from $43.5 billion at November 30, 2003, with a weighted-average maturity of 5.2 years at August 31, 2004 and 3.9 years at November 30, 2003.

LEHMAN BROTHERS HOLDINGS INC.
MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
CONDITION and RESULTS of OPERATIONS

Credit Facilities

We maintain a revolving credit agreement (the "Credit Agreement") with a syndicate of banks under which the banks have committed to provide up to $1.5 billion through April 2007. The Credit Agreement contains covenants requiring, among other things, that we maintain a specified level of tangible net worth. We also maintain a $750 million multi-currency revolving credit facility for Lehman Brothers Bankhaus AG (the "Facility"). The Facility has a term of 364 days expiring in October 2004, with an option to extend payment for an additional 364 days. We are planning to renew and increase the Facility to $1 billion and increase its duration to 3.5 years in October 2004. There were no borrowings outstanding under either the Credit Agreement or the Facility at August 31, 2004, although drawings have been made under both and repaid from time to time during the quarter. We have maintained compliance with the applicable covenants of the Credit Agreement and the Facility at all times.

Cash Flows

Cash and cash equivalents declined $5.1 billion in the nine months ended August 31, 2004, as net cash used in operating activities of $8.5 billion—attributable primarily to growth in secured financing activities—coupled with net cash used in investing activities of $0.4 billion exceeded net cash provided by financing activities of $3.8 billion.

Cash and cash equivalents rose $8.2 billion in the nine months ended August 31, 2003 as net cash provided by operating activities of $5.8 billion and net cash provided by financing activities of $2.7 billion more than offset net cash used in investing activities of $0.3 billion.

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

Our total assets at August 31, 2004 increased $29 billion compared with November 30, 2003, primarily due to an increase in securities borrowed. Our net assets at August 31, 2004 increased $8 billion compared with November 30, 2003, primarily due to increases in government and agency securities and mortgages, mortgage-backed and real estate inventory positions, partially offset by a decline in cash. We believe net assets is a more useful measure than total assets to investors when comparing companies in the securities industry because it excludes certain assets considered to have a low risk profile, which include cash and securities segregated and on deposit for regulatory and other purposes, securities purchased under agreements to resell, securities borrowed, securities received as collateral and recognized pursuant to Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of SFAS No. 125," ("SFAS 140") and identifiable intangible assets and goodwill. This definition of net assets is used by many of our creditors and a leading rating agency to evaluate companies in the securities industry. Under this definition, net assets were $171 billion and $163 billion at August 31, 2004 and November 30, 2003, respectively, as follows:

Net Assets

In millions	August 31, 2004	November 30, 2003

Total assets	$340,890	$312,061
Cash and securities segregated and on deposit for regulatory and other purposes	(4,800)	(3,100)
Securities purchased under agreements to resell	(85,578)	(87,416)
Securities borrowed	(71,083)	(51,396)
Securities received as collateral and recognized pursuant to SFAS 140	(4,463)	(3,406)
Identifiable intangible assets and goodwill	(3,658)	(3,561)

Net assets	$171,308	$163,182

Our net assets consist primarily of inventory necessary to facilitate customer flow activities. As such, our mix of net assets is subject to change depending primarily on customer demand. In addition, due to the nature of our customer

LEHMAN BROTHERS HOLDINGS INC.
MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
CONDITION and RESULTS of OPERATIONS

flow activities and based on our business outlook, the overall size of our balance sheet will fluctuate from time to time and, at specific points in time, may be higher than the year-end or quarter-end amounts.

Leverage Ratios.    Balance sheet leverage ratios are one measure used to evaluate the capital adequacy of a company. The gross leverage ratio is calculated as total assets divided by total stockholders' equity. Our gross leverage ratios were 23.6x and 23.7x at August 31, 2004 and November 30, 2003, respectively. However, we believe net leverage based on net assets as defined above (which excludes certain assets considered to have a low risk profile) divided by tangible equity capital (total stockholders' equity plus junior subordinated debt issued to trusts less identifiable intangible assets and goodwill), to be a more meaningful measure of leverage in evaluating companies in the securities industry. Our net leverage ratio of 14.6x declined from 15.3x at November 30, 2003 as we increased our tangible equity capital proportionately more than net assets. We believe tangible equity capital to be a more representative measure of our equity for purposes of calculating net leverage because we do not view the amount of equity used to support identifiable intangible assets and goodwill as available to support our remaining net assets. This definition of net leverage is used by many of our creditors and a leading rating agency. Tangible equity capital and net leverage are computed as follows at August 31, 2004 and November 30, 2003:

Tangible Equity Capital and Net Leverage

In millions	August 31, 2004	November 30, 2003

Total stockholders' equity	$14,421	$13,174
Preferred securities subject
to mandatory redemption (subject to limitation)(1)(2)	—	1,068
Junior subordinated debt issued to trusts (subject to limitation)(1)(2)	1,000	—
Identifiable intangible assets and goodwill	(3,658)	(3,561)

Tangible equity capital	$11,763	$10,681

Net leverage	14.6x	15.3x

(1)
We adopted FIN 46R effective February 29, 2004, which required us to deconsolidate trusts that issue preferred securities subject to mandatory redemption. Accordingly, at February 29, 2004 and subsequent period ends, subordinated indebtedness, included in long-term debt, includes junior subordinated debt issued to trusts that at November 30, 2003 and prior period ends was classified as Preferred securities subject to mandatory redemption. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—New Accounting Developments" and Note 12 to the 2003 Consolidated Financial Statements incorporated by reference in the Form 10-K.
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

Stock Repurchase Program

The management of equity is a critical aspect of capital management in any business. The determination of the appropriate amount of equity is affected by a wide number of factors. The primary factor is the amount of "risk equity" the businesses require, although other factors, such as rating agency considerations and balance sheet leverage, also will affect the determination. Equity requirements constantly are changing and our Global Risk Management Group actively monitors our risk requirements.

The principal purpose of our stock repurchase program is to manage our equity capital relative to the growth of our business and our risk requirements and to offset the dilutive effect of employee equity-based compensation. In addition, we may repurchase shares representing "surplus equity" (equity not being used by the businesses or required for risk equity or other strategic purposes). The repurchase program is effected through regular open-market purchases.

During the nine months ended August 31, 2004 and 2003 we repurchased approximately 22.9 million and 13.8 million shares, respectively, of Holdings common stock at an aggregate cost of approximately $1,763 million and $836 million, respectively. The average price paid per share for repurchased shares during the nine months ended August 31, 2004 and 2003 was $77.01 and $60.70, respectively. See Part II, Item 2, in this Report for more information regarding stock repurchases.

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

At August 31, 2004 we would be required to post additional collateral pursuant to derivative contracts and other secured funding arrangements of approximately $181 million in the event we were to experience a downgrade of our senior debt rating of one notch.

At August 31, 2004 the short- and long-term debt ratings of Holdings and Lehman Brothers Inc. ("LBI") were as follows:

Credit Ratings

	Holdings		LBI
	Short- term	Long- term	Short- term	Long- term(2)

Fitch Ratings	F-1	A+	F-1	A+/A
Moody's Investors Service	P-1	A1	P-1	Aa3(1)/A1
Standard & Poor's Ratings Services	A-1	A	A-1	A+/A

(1)
Provisional ratings on shelf registration.
(2)
Senior/subordinated.

On September 29, 2004, Standard & Poor's Ratings Services revised its outlook on Holdings and its subsidiaries to positive from stable. The A/A-1 counterparty credit ratings were affirmed. The outlook change indicates that over the medium term, if current trends continue, Holdings' issuer credit ratings could be raised. The positive outlook is based on the improvements over the long term in business line diversification, market position, and earnings. Standard and Poor's also recognized Holdings' strong risk management culture and very strong liquidity.

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

Lending-Related Commitments

Through our high grade and high yield sales, trading and underwriting activities, we make commitments to extend credit in loan syndication transactions. We use various hedging and funding strategies to manage actively our market, credit and liquidity exposures on these commitments. In addition, total commitments are not indicative of actual risk or funding requirements because the commitments may not be drawn or fully used. These commitments and any related drawdowns of these facilities typically have fixed maturity dates and are contingent on certain representations, warranties and contractual conditions applicable to the borrower. We define high yield (non-investment grade) exposures as securities of or loans to companies rated BB+ or lower or equivalent ratings by recognized credit rating agencies, as well as non-rated securities or loans that, in management's opinion, are non-investment grade. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—

LEHMAN BROTHERS HOLDINGS INC.
MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
CONDITION and RESULTS of OPERATIONS

Critical Accounting Policies and Estimates—High Yield" in this Report for a discussion of the valuation of non-investment grade exposures.

We also make residential and commercial mortgage loan commitments that require us to originate mortgage loans at the option of a borrower generally within 90 days at fixed and variable interest rates. We substantially mitigate our risk on these loan commitments through hedges and we manage our risk associated with these commitments consistent with our global risk management policies. We sell mortgage loans, once originated, primarily through securitization.

We provide contingent commitments to investment grade and non-investment-grade counterparties related to acquisition financing. Our expectation is, and our past practice has been, to distribute through loan syndications to investors substantially all the credit risk associated with these loans, if closed, consistent with our credit facilitation framework. These commitments are not indicative of our actual risk because the borrower may not complete the contemplated acquisition or, if the borrower completes the acquisition, often will raise funds in the capital markets instead of drawing on our commitment. Additionally, the borrower's ability to draw generally is subject to there being no material adverse change in either market conditions or the borrower's financial condition, among other factors. These commitments also generally contain certain flexible pricing features to adjust for changing market conditions prior to closing.

In connection with our financing activities, we make commitments under certain collateralized lending arrangements. These commitments require borrowers to provide acceptable collateral, as defined in the agreements, when amounts are drawn under the lending facilities. Advances made under these lending arrangements typically are at variable interest rates and generally provide for over-collateralization. In addition, we make commitments to enter into forward starting secured resale and repurchase agreements, primarily secured by government and government agency collateral.

See Note 7 to the Consolidated Financial Statements included in this Report for a discussion of our lending-related commitments, including the amounts of such commitments discussed above, in total and by period of expiration.

Other Commitments and Guarantees

In accordance with FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others" ("FIN 45") we disclose certain guarantees, including derivative contracts, that require us to make payments to a counterparty based on changes on an underlying instrument or index (e.g., security prices, interest rates, and currency rates). Derivatives that meet the FIN 45 definition of a guarantee include written credit default swaps, written put options, written foreign exchange options and written interest rate caps and floors. Under FIN 45, derivatives are not considered guarantees if such contracts are cash settled and we have no basis to determine whether it is probable the derivative counterparty held the related underlying instrument.

See Note 7 to the Consolidated Financial Statements included in this Report for a discussion of the notional/ maximum payout amount of certain of our other commitments and guarantees, including the amounts of such commitments and guarantees discussed above, in total and by period of expiration.

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

In the normal course of business we enter into derivative transactions both in a trading capacity and as an end-user. We use derivative products in a trading capacity as a dealer to satisfy the financial needs of clients and in each of our trading businesses (collectively, "Trading-Related Derivative Activities"). In this capacity we transact extensively in derivatives including interest rate, credit (both single name and portfolio), foreign exchange and equity derivatives. The use of derivative products in our trading businesses is combined with transactions in cash instruments to allow for the execution of various trading strategies. As an end-user, we use derivative products to adjust the interest rate nature of our funding sources from fixed to floating interest rates and to change the index on which floating interest rates are based (e.g., Prime to LIBOR).

We conduct our derivative activities through a number of wholly-owned subsidiaries. Our fixed income derivative products business is conducted through our subsidiary, Lehman Brothers Special Financing Inc., and separately capitalized "AAA" rated subsidiaries, Lehman Brothers Financial Products Inc. and Lehman Brothers Derivative Products Inc. Our equity derivative products business is conducted through Lehman Brothers Finance S.A. In addition, as a global investment bank, we also are a market maker in a number of foreign currencies. Counterparties to our derivative product transactions primarily are U.S. and foreign banks, securities firms, corporations, governments and their agencies, finance companies, insurance companies, investment companies and pension funds. We manage the risks associated with derivatives on an aggregate basis, along with the risks associated with our non-derivative trading and market-making activities in cash instruments, as part of our firmwide risk management policies. We use industry standard derivative contracts whenever appropriate.

See Notes 1 and 3 to the Consolidated Financial Statements included in this Report for a description of our accounting policies and further discussion of our Trading-Related Derivative Activities.

Other Off-Balance-Sheet Arrangements

We are a market leader in mortgage- and asset-backed securitizations and other structured financing arrangements. In connection with these activities, we use SPEs primarily for (but not limited to) the securitization of commercial and residential mortgages, home equity loans, government and corporate bonds, and lease and trade receivables. The majority of our involvement with SPEs relates to securitization transactions in which transferred assets, including mortgages, loans, receivables and other assets, are sold to an SPE and repackaged into securities (i.e., securitized). We also may use SPEs to create securities with a unique risk profile desired by investors and as a means of intermediating financial risk. In the normal course of business, we establish SPEs, sell assets to SPEs, underwrite, distribute, and make a market in securities issued by SPEs, transact derivatives with SPEs, own securities or residual interests in SPEs, and provide liquidity or other guarantees for SPEs.

With respect to a collateralized debt obligation ("CDO") transaction in which a diversified portfolio of securities and/or loans is owned by an SPE and managed by an independent asset manager, our primarily role is limited to acting as structuring and placement agent, warehouse provider, underwriter and market maker in the related CDO securities. In a typical CDO, at the direction of a third party asset manager, we temporarily will warehouse securities or loans on our balance sheet pending the sale to the SPE once the permanent financing is completed in the capital markets.

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

We also enter into certain structured financing transactions with SPEs to facilities customers' funding needs. Our involvement in these transactions generally is limited to providing liquidity or other limited default protection to investors.

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

The Global Risk Management Group (the "Group") is independent of the trading areas and reports directly to the Firm's Chief Financial Officer. The Group includes credit risk management, market risk management and operational risk management. Combining these disciplines facilitates the analysis of risk exposures, while leveraging personnel and information technology resources in a cost-efficient manner. The Group maintains staff in each of our regional trading centers and has daily contact with trading staff and senior management at all levels within the Company. These discussions include a review of trading positions and risk exposures.

Credit Risk

Credit risk represents the possibility a counterparty will be unable to honor its contractual obligations to us. Credit risk management is therefore an integral component of our overall risk management framework. The Credit Risk Management Department ("CRM Department") has global responsibility for implementing our overall credit risk management framework.

The CRM Department manages the credit exposure related to trading activities by giving initial credit approval for counterparties, establishing credit limits by counterparty, country and industry group, and by requiring collateral in appropriate circumstances. In addition, the CRM Department strives to ensure master netting agreements are obtained whenever possible. The CRM Department also considers the duration of transactions in making our credit decisions, along with the potential credit exposure for complex derivative transactions. The CRM Department is responsible for the continuous monitoring and review of counterparty credit exposure and creditworthiness and recommending valuation adjustments, when appropriate. Credit limits are reviewed periodically to ensure they remain appropriate in light of market events or the counterparty's financial condition. For additional information about net credit exposure on OTC derivative contracts, see Note 3 to the Consolidated Financial Statements included in this Report.

LEHMAN BROTHERS HOLDINGS INC.
MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
CONDITION and RESULTS of OPERATIONS

Market Risk

Market risk represents the potential change in value of a portfolio of financial instruments due to changes in market rates, prices and volatilities. Market risk management also is an essential component of our overall risk management framework. The Market Risk Management Department ("MRM Department") has global responsibility for implementing our overall market risk management framework. It is responsible for the preparation and dissemination of risk reports, developing and implementing the firmwide Risk Management Guidelines, and evaluating adherence to these guidelines. These guidelines provide a clear framework for risk management decision making. To that end, the MRM Department identifies and quantifies risk exposures, develops limits and reports and monitors these risks with respect to the approved limits. The identification of material market risks inherent in positions includes, but is not limited to, interest rate, equity and foreign exchange risk exposures. In addition to these risks, the MRM Department also evaluates liquidity risks, credit and sovereign concentrations.

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

Operational Risk

Operational risk is the risk of loss resulting from inadequate or failed internal processes, people and systems, or from external events. Operational Risk Management is responsible for implementing and maintaining our overall global operational risk management framework, which seeks to minimize these risks through assessing, reporting, monitoring and mitigating operational risks.

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

Potential investment banking clients are screened through a multi-step process that begins with the individual business units and product groups. In screening clients, these groups undertake a comprehensive review of the client and its background and the potential transaction to determine, among other things, whether they pose any risks to our reputation. Following this initial review, potential clients and transactions are screened by the Lehman Brothers Investment Banking Commitment Committee (the "Commitment Committee"), which is composed of senior members from various corporate and operating divisions of the Company. The Commitment Committee reviews the nature of the client and its business, the due diligence conducted by the business units and product groups, and the proposed terms of the transaction, in order to determine overall acceptability of the proposed transaction. In doing so, the Commitment Committee evaluates the appropriateness of the transaction, including a consideration of ethical and social responsibility issues and the potential effect of the transaction on our reputation.

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

Value-at-risk is one measurement of potential loss in trading revenues that may result from adverse market movements over a specified period of time with a selected likelihood of occurrence. As with all measures of value-at-risk, this estimate has substantial limitations due to our reliance on historical performance, which is not necessarily a predictor of the future. Consequently, this value-at-risk estimate is only one of a number of tools we use in our daily risk management activities. The following table sets forth the daily value-at-risk for each component of market risk as well as total value-at-risk.

Value-At-Risk

	VAR at			Average VAR Three Months Ended
In millions	8/31/04	5/31/04	11/30/03	8/31/04	5/31/04	11/30/03

Interest rate risk	$19.8	$22.4	$18.2	$22.3	$21.0	$17.9
Equity price risk	10.6	10.3	7.0	10.5	9.8	6.7
Foreign exchange risk	2.9	3.5	3.7	3.3	3.6	3.5
Diversification benefit	(6.9)	(7.1)	(7.2)	(8.5)	(6.7)	(6.3)

Total	$26.4	$29.1	$21.7	$27.6	$27.7	$21.8

Average VAR of $27.6 million for the three months ended August 31, 2004 was essentially unchanged from $27.7 million for the three months ended May 31, 2004.

LEHMAN BROTHERS HOLDINGS INC.
MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
CONDITION and RESULTS of OPERATIONS

	High and Low VAR Three Months Ended
	August 31, 2004		May 31, 2004		November 30, 2003
In millions	High	Low	High	Low	High	Low

Interest rate risk	$24.0	$19.6	$22.4	$20.0	$19.0	$17.2
Equity price risk	10.9	10.2	10.5	8.0	7.3	6.4
Foreign exchange risk	3.5	2.9	3.8	3.5	3.7	3.4
Diversification benefit	—	—	—	—	—	—

Total	$29.1	$26.2	$29.4	$24.7	$22.6	$21.1

Distribution of Daily Net Revenues

Substantially all our inventory positions are marked to market daily with changes recorded in net revenues. The following chart sets forth the frequency distribution for daily net revenues for our Capital Markets and Client Services business segments (excluding asset management fees) for the quarter ended August 31, 2004.

As discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations, we seek to reduce risk through the diversification of our businesses and our focus on customer flow activities. This diversification and customer flow focus, combined with our risk management controls and processes, helps mitigate the net revenue volatility inherent in our trading activities.

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

When evaluating the extent to which estimates may be required in preparing our financial statements, we believe it is useful to analyze the balance sheet as shown in the following table:

Summary Balance Sheet

In millions	August 31, 2004

Assets
Securities and other inventory positions owned and Securities received as collateral	$150,964	44%
Secured financings	156,661	46
Receivables and other assets	29,607	9
Identifiable intangible assets and goodwill	3,658	1

Total assets	$340,890	100%

Liabilities and Equity
Securities and other inventory positions sold but not yet purchased and Obligation to return securities received as collateral	$94,555	28%
Secured financings	131,946	39
Payables and other accrued liabilities	49,925	14
Total capital	64,464	19

Total liabilities and equity	$340,890	100%

A significant majority of our assets and liabilities are recorded at amounts for which significant management estimates are not used. The following balance sheet categories, comprising 55% of total assets and 72% of total liabilities and equity are valued either at historical cost or at contract value (including accrued interest) which, by their nature, do not require the use of significant estimates: Secured financings, Receivables and other assets, Payables and other accrued liabilities and Total capital. Securities and other inventory positions owned and Securities and other inventory positions sold but not yet purchased (long and short inventory positions, respectively), are recorded at market or fair value, the components of which may require, to varying degrees, the use of estimates in determining fair value. In addition, determining the initial estimated fair values of acquired identifiable intangible assets and goodwill requires significant judgment and involves the use of significant estimates and assumptions.

When evaluating the extent to which management estimates may be used in determining the fair value of long and short inventory, we believe it is useful to consider separately derivatives and cash instruments.

Derivatives

The fair values of derivative assets and liabilities at August 31, 2004 were $16,547 million and $12,981 million, respectively. Included within these amounts were exchange-traded derivative assets and liabilities of $2,137 million and $2,151 million, respectively, for which fair value is determined based on quoted market prices. The fair values of our OTC derivative assets and liabilities at August 31, 2004 were $14,410 million and $10,830 million, respectively. OTC derivative assets represent our unrealized gains, net of unrealized losses, for situations in which we have a master netting agreement. Similarly, liabilities represent net amounts owed to counterparties.

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

Cash Instruments

The majority of our non-derivative long and short inventory (i.e., cash instruments) is recorded at market value based on listed market prices or using third-party broker quotes and therefore does not incorporate significant estimates. Examples of inventory valued in this manner include government securities, agency mortgage-backed securities, listed equities, money market instruments, municipal securities and corporate bonds. However, in certain instances we may deem such quotations to be unrealizable (e.g., when the instruments are thinly traded or when we hold a substantial block of a particular security such that the listed price is not deemed to be readily realizable). In such instances, we determine fair value based on management's best estimate giving appropriate consideration to reported prices and the extent of public trading in similar securities, the discount from the listed price associated with the cost at date of acquisition and the size of the position held in relation to the liquidity in the market, among other factors. When the size of our holding of a listed security is likely to impair our ability to realize the quoted market price, we record the position at a discount to the quoted price reflecting our best estimate of fair value.

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

Private Equity and Other Principal Investments

Our Private Equity business operates in five major asset classes: Merchant Banking, Real Estate, Venture Capital, Fixed Income related and Third Party Funds. We have raised privately-placed funds in all of these classes, for which we act as general partner and in which we have general and in some cases limited partner interests. In addition, we generally co-invest directly in the investments made by the funds and may make other non-fund-related direct investments. We carry our private equity investments, including our general and limited partnership interests, at fair value. At August 31, 2004 and November 30, 2003, our private equity related investments were $1,687 million and $1,303 million, respectively. At August 31, 2004, the largest industry concentration was 24% and the largest single-investment exposure was $78 million. In addition, we held approximately $92 million in energy-related principal investments at August 31, 2004, compared with $80 million at November 30, 2003.

The determination of fair value for these investments often requires the use of estimates and assumptions because these investments generally are less liquid and often contain trading restrictions. We estimate that approximately $98 million of these investments have readily determinable fair values because they are publicly-traded securities with limited remaining trading restrictions. For the remainder of these positions, fair value is based on our assessment of the underlying investments incorporating valuations that consider expected cash flows, earnings multiples and/or comparisons to similar market transactions. Valuation adjustments, which may involve the use of significant management estimates, are an integral part of pricing these instruments, reflecting consideration of credit quality, concentration risk, sale restrictions and other liquidity factors. Additional information about our private equity and other principal investment activities, including related commitments, can be found in Note 7 to the Consolidated Financial Statements included in this Report.

High Yield

We underwrite, invest and make markets in high yield corporate debt securities. We also syndicate, trade and invest in loans to below-investment-grade-rated companies. For purposes of this discussion, high yield debt instruments are defined as securities of or loans to companies rated BB+ or lower, or equivalent ratings by recognized credit rating

LEHMAN BROTHERS HOLDINGS INC.
MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
CONDITION and RESULTS of OPERATIONS

agencies, as well as non-rated securities or loans that, in our opinion are non-investment grade. Non-investment grade securities generally involve greater risks than investment grade securities due to the issuer's creditworthiness and the lower liquidity of the market for such securities. In addition, these issuers generally have relatively higher levels of indebtedness resulting in an increased sensitivity to adverse economic conditions. We recognize these risks and seek to reduce market and credit risk through the diversification of our products and counterparties. High yield debt instruments are carried at fair value, with unrealized gains or losses recognized in the Consolidated Statement of Income. Such instruments at August 31, 2004 and November 30, 2003 included long positions with an aggregate market value of approximately $4.3 billion and $4.0 billion and short positions with an aggregate market value of approximately $0.7 billion and $0.3 billion, respectively. At August 31, 2004, the largest industry concentration was 31%, categorized within the broad manufacturing industrial classification. The majority of these positions are valued using broker quotes or listed market prices. However, at August 31, 2004, approximately $600 million of these positions were valued using other valuation techniques because there was little or no trading activity. In such instances, we use prudent judgment in determining fair value, which may involve using analyses of credit spreads associated with pricing of similar instruments, or other valuation techniques. We mitigate our aggregate and single-issuer net exposure through the use of derivatives, non-recourse financing and other financial instruments.

Mortgages, Mortgage-backed and Real Estate Inventory

We are a market leader in mortgage-backed securities trading and loan securitizations (both residential and commercial). Our mortgage-related inventory includes loans held prior to securitization, securities, loans and real estate owned. In this activity, we originate residential and commercial mortgage loans and purchase residential loans in the secondary market. Acquired or originated loans are primarily held for securitization. From time to time, we may use non-recourse financings to fund these positions. We record mortgage loans and direct real estate investments at fair value, with related mark-to-market gains and losses recognized in Principal transactions in the Consolidated Statement of Income. Management estimates generally are required in determining the fair value of certain residential and commercial mortgage loans and direct real estate investments because they are based on analyses of both cash flow projections and underlying property values. We use independent appraisals to support our assessment of the property in determining fair value for these positions. Fair value for approximately $14.7 billion of our total $43.2 billion of mortgage, mortgage-backed and real estate inventory is determined using the above valuation methodologies, which may involve the use of significant estimates. This includes commercial real estate and commercial mortgage loan risk of $6.6 billion.

Non-Investment Grade Retained Interests

We held approximately $1.2 billion of non-investment grade retained interests at August 31, 2004, up from $1.0 billion at November 30, 2003. Because these interests primarily represent the junior interests in commercial and residential mortgage securitizations for which there are not active trading markets, estimates generally are required in determining fair value. We value these instruments using prudent estimates of expected cash flows and consider the valuation of similar transactions in the market. (See Note 4 to the Consolidated Financial Statements in this Report for additional information on the impact of adverse changes in assumptions on the fair value of these interests.)

Real-Estate-Related Charges

As a result of our decision to exit our downtown New York area facilities after the events of September 11, 2001 and our decision in 2002 to reconfigure certain of our global real estate facilities, we recognized real-estate-related charges in 2004, 2003 and 2002. The recognition of these charges required significant management estimates including estimates of the vacancy periods prior to subleasing, the anticipated rates of subleases, and the amounts of incentives (e.g., free rent periods) that may be required to induce sub-lessees. See Note 13 to the Consolidated Financial Statements included in this Report and Note 21 to the 2003 Consolidated Financial Statements incorporated by reference in the Form 10-K for additional information about these charges.

Identifiable Intangible Assets and Goodwill

We acquired Neuberger in October 2003 for a net purchase price of approximately $2.8 billion, excluding net cash and short-term investments acquired of approximately $276 million. The cost initially was allocated to the underlying net assets based on preliminary estimates of their fair values. The excess of the purchase price over the

LEHMAN BROTHERS HOLDINGS INC.
MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
CONDITION and RESULTS of OPERATIONS

estimated fair values of the net assets acquired was recorded as goodwill. The judgments made in determining the estimated fair values and expected useful lives assigned to each class of assets and liabilities acquired can significantly affect net income. Determining the fair values and useful lives of certain assets acquired and liabilities assumed—intangible assets in particular—requires significant judgment and involves the use of significant estimates and assumptions. We obtained third-party valuations of certain intangible assets initially carried at $951 million in the Consolidated Statement of Financial Condition.

We are required to assess for impairment goodwill and other intangible assets with indefinite lives at least annually using fair value measurement techniques. If the estimated fair value of a reporting unit (an operating segment or one organizational level below an operating segment) exceeds its carrying value, goodwill of the reporting unit is considered not to be impaired. If the carrying value of a reporting unit exceeds its estimated fair value, the implied fair value of the reporting unit's goodwill is compared with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. If the carrying amount of the goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized equal to that excess. The impairment test for other intangible assets with indefinite lives is performed by comparing the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its estimated fair value an impairment loss is recognized equal to that excess. Periodically estimating the fair value of a reporting unit and intangible assets with indefinite lives involves significant judgment and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant effect on whether or not an impairment charge is recognized and the magnitude of such charge. We completed our last goodwill impairment test as of August 31, 2004, and no impairment was identified.

Accounting and Regulatory Developments

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

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). The statement specifies how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. In November 2003 the FASB indefinitely deferred the effective date of the statement's provisions for certain preferred securities subject to mandatory redemption. The remaining provisions of the statement generally are effective for financial instruments entered into after August 31, 2003. We were required to adopt the statement for all pre-existing transactions as of our fourth quarter of 2003. The effect of adopting SFAS 150 was not material to our financial condition or results of operations.

In January 2003 the FASB issued FIN 46. In December 2003, the FASB revised FIN 46 ("FIN 46R"). We have adopted FIN 46R for all VIEs in which we hold a variable interest. The effect of adopting FIN 46R in fiscal 2004 was not material to our financial condition or results of operations.

In December 2003 the FASB issued SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits."The revised SFAS 132 retains the disclosure requirements in the original statement and requires additional disclosure about pension plan assets, benefit obligations, cash flows, benefit costs and other relevant information. We adopted the statement as of November 30, 2003. See Note 12 to the Consolidated Financial Statements included in this Report.

In May 2004 the FASB issued FASB Staff Position ("FSP") No. FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," which provides guidance on accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003. We are required to adopt FSP No. FAS 106-2 in our 2004 fourth quarter. We do not expect adoption to have a material effect on our financial condition or results of operations.

LEHMAN BROTHERS HOLDINGS INC.
MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
CONDITION and RESULTS of OPERATIONS

In June 2004 the Securities and Exchange Commission (the "SEC") approved a rule establishing a voluntary framework for comprehensive, group-wide risk management procedures and consolidated supervision of certain financial services holding companies. The framework is designed to minimize the duplicative regulatory burdens on U.S. securities firms resulting from the European Union (the "EU") Directive (2002/87/EC) concerning the supplementary supervision of financial conglomerates active in the EU. The rule also would allow LBI to use an alternative method, based on internal models, to calculate net capital charges for market and derivative-related credit risk. Under this rule, the SEC has the authority to regulate the holding company and any unregulated affiliate of a registered broker-dealer, including subjecting the holding company to capital requirements generally consistent with the standards of the Basel Committee on Banking Supervision. We expect to apply to the SEC in early 2005 for permission to operate under the rule. We cannot predict the impact these changes will have on our businesses; however, compliance with consolidated supervision and the imposition of revised capital standards could affect our decisions with respect to raising and using capital.

Effects of Inflation

Because our assets are, to a large extent, liquid in nature, they are not significantly affected by inflation. However, the rate of inflation affects such expenses as employee compensation, office space leasing costs and communications charges, which may not be readily recoverable in the prices of services we offer. To the extent inflation results in rising interest rates and has other adverse effects on the securities markets, it may adversely affect our consolidated financial condition and results of operations in certain businesses.

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

Reference is made to Part I, Item 3, Legal Proceedings, in the Form 10-K and to Part II, Item 1, Legal Proceedings, in the Company's Quarterly Reports on Form 10-Q for the quarters ended February 29 and May 31, 2004, for a complete description of the proceedings reported therein and certain subsequent developments in certain of the proceedings reported therein; only significant subsequent developments in such proceedings and new matters, if any, since the filing of the last Form 10-Q are described below.

Actions Regarding Enron Corp.    (reported in the Form 10-K, the Form 10-Q for the quarter ended February 29, 2004 and the Form 10-Q for the quarter ended May 31, 2004)

  Holdings and LBI are in negotiations to settle In re Enron Corporation Securities Litigation. Those negotiations have not been completed and there is no assurance that a settlement will be achieved on terms acceptable to the Company. The settlement, if it occurs at the value being discussed, will not result in a charge to the Company's consolidated income statement.

  As of September 2004, the claims that remain pending against LBI and Holdings in Westboro Properties LLC v. Credit Suisse First Boston, Inc., in the United States District Court for the Southern District of Texas, are for violation of Sections 12 and 15 of the Securities Act of 1933, violation of the Texas Securities Act, statutory fraud in stock transactions, fraud, negligence and professional malpractice.

In re Fleming Securities Litigation    (reported in the Form 10-K)

  Plaintiffs filed a Fourth Consolidated Amended Class Action Complaint in June 2004, adding details to the allegations in the prior Complaint concerning lead plaintiffs' purchases in the offerings.

Actions Regarding Frank Gruttadauria    (reported in the Form 10-K and the Form 10-Q for the quarter ended May 31, 2004)

  The Plaintiffs in one of the four remaining cases in the United States District Court for the Northern District of Ohio have now filed three separate arbitrations before the NASD, and LBI has filed a motion with the NASD to consolidate these claims.

Mutual Fund Related Litigation

  In re Mutual Funds Investment Litigation.    In September 2004, LBI and two LBI employees were added as defendants to a consolidated class action pending in the United States District Court for the District of Maryland (the "Maryland District Court") purportedly brought by a class of investors against Federated Investors, Inc. ("Federated") and numerous of its subsidiaries, directors, trustees and employees, together with certain traders and broker-dealers, and others. The action had been consolidated before the United States District Court for the Western District of Pennsylvania and transferred to the Maryland District Court in March 2004 pursuant to an order of the Judicial Panel on Multidistrict Litigation. The consolidated amended class action complaint alleges that LBI and two LBI employees violated the securities laws, including Section 10 of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, and Section 48(a) of the Investment Company Act of 1940, aided and abetted a breach of fiduciary duty, and were unjustly enriched as a result of trading in the Federated family of mutual funds allegedly conducted by LBI customers through LBI. The consolidated amended class action complaint seeks unspecified damages.

LEHMAN BROTHERS HOLDINGS INC.
PART II—OTHER INFORMATION

  In re Excelsior, Federated and Scudder.    In September 2004, Holdings and LBI were added as defendants to a consolidated shareholder derivative action pending in the Maryland District Court against Federated and numerous of its subsidiaries and directors, together with certain financial institutions and individuals. The action had been consolidated before the United States District Court for the Western District of Pennsylvania and transferred to the Maryland District Court in March 2004 pursuant to an order of the Judicial Panel on Multidistrict Litigation. The consolidated amended complaint contains allegations that LBI aided and abetted a breach of fiduciary duty, interfered with contracts, engaged in a civil conspiracy, and were unjustly enriched, in connection with trading of the Federated family of mutual funds allegedly conducted by LBI customers through LBI. The consolidated amended complaint seeks unspecified damages.

WorldCom Litigation    (reported in the Form 10-K, the Form 10-Q for the quarter ended February 29, 2004 and the Form 10-Q for the quarter ended May 31, 2004)

  In re WorldCom Inc. Securities Litigation.    In July 2004, the United States Court of Appeals for the Second Circuit denied the underwriters' petition for writ of mandamus. Fact discovery in the class action has closed. Also in July, the United States District Court for the Southern District of New York (the "New York District Court") preliminarily approved the settlement between the lead plaintiff and the Citigroup defendants and set September 1, 2004 as the deadline for class members to opt out of the class. A fairness hearing on the settlement is set for November 5, 2004. In August 2004, press reports indicated that WorldCom's former directors, except for Bert Roberts and Francesco Galesi and possibly the estate of John Sidgmore, had settled with the lead plaintiff.

  Individual Actions.    After additional voluntary dismissals by plaintiffs, LBI and/or Holdings remain named in 21 individual actions, including one action commenced in July 2004 in state court in North Carolina. This action, which asserts various state and common law claims against the underwriters and others based on plaintiff's purchases of WorldCom stock, has been removed and is in the process of being transferred to the New York District Court. Plaintiff seeks compensatory damages in excess of $10,000 and punitive damages in excess of $10,000, among other things.

  Remanded Actions.    The plaintiff (a union pension fund) in the remaining action commenced in Pennsylvania state court has voluntarily dismissed its action.

LEHMAN BROTHERS HOLDINGS INC.
PART II—OTHER INFORMATION

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information with respect to purchases made by or on behalf of Holdings or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended), of our common stock during the quarter ended August 31, 2004.

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased(1)		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(3)
Month # 1
(June 1—June 30, 2004)	2,286,960		$74.27	2,286,960	43,830,652	(2)
Month # 2
(July 1—July 31, 2004)	1,260,919		$72.04	1,260,919	42,569,733
Month # 3
(August 1—August 31, 2004)	3,665,973		$71.75	3,665,973	38,903,760

Total, June 1—August 31, 2004	7,213,852	(3)	$72.60	7,213,852	38,903,760

(1)
The information in this column includes shares of common stock withheld in satisfaction of the exercise price of stock options and tax withholding obligations upon option exercises and conversion of restricted stock units (collectively, "Offset Shares") as follows: 126,960 in June 2004, 20,919 in July 2004 and 1,165,973 in August 2004.

(2)
We have an ongoing common stock repurchase program (the "Program"), pursuant to which we repurchase shares in the open market on a regular basis. As previously announced, on January 27, 2004 our Board of Directors authorized the repurchase of up to approximately 61.8 million shares of our common stock in fiscal 2004. Of this amount, up to approximately 26.7 million shares were authorized for repurchase to offset dilution due to employee stock plans in 2004, and up to an additional 35.1 million shares were authorized for repurchase in fiscal 2004, subject to market conditions, primarily for the possible acceleration of 2005 requirements to offset dilution due to employee stock plans, as well as to manage our equity position. The number of shares authorized to be repurchased in the open market is reduced by the actual number of Offset Shares received. For more information about the Program and employee stock plans, see Part III, Item 12, "Security Ownership of Certain Beneficial Owners and Management" in the Form 10-K, Notes 14 and 15 to the 2003 Consolidated Financial Statements incorporated by reference in the Form 10-K, and Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity, Funding and Capital Resources—Stock Repurchase Program" in this Report.

(3)
There were a total of 15,682,388 shares repurchased and received as Offset Shares during the six months ended May 31, 2004, leaving 46,117,612 shares that may be purchased under the Program at June 1, 2004.

LEHMAN BROTHERS HOLDINGS INC.
PART II—OTHER INFORMATION

ITEM 6.    Exhibits

  The following exhibits are filed as part of (or are furnished with, as indicated below) this Quarterly Report or, where indicated, were heretofore filed and are hereby incorporated by reference:

  3.01
  Restated Certificate of Incorporation of the Registrant dated May 27, 1994 (incorporated by reference to Exhibit 3.1 to the Registrant's Transition Report on Form 10-K for the eleven months ended November 30, 1994)

  3.02
  Certificate of Designations with respect to the Registrant's 5.94% Cumulative Preferred Stock, Series C (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the Commission on May 13, 1998)

  3.03
  Certificate of Designations with respect to the Registrant's 5.67% Cumulative Preferred Stock, Series D (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed with the Commission on July 23, 1998)

  3.04
  Certificate of Designations with respect to the Registrant's Fixed/Adjustable Rate Cumulative Preferred Stock, Series E (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed with the Commission on March 30, 2000)

  3.05
  Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, dated April 9, 2001 (incorporated by reference to Exhibit 3.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended February 28, 2001)

  3.06
  Certificate of Designations with respect to the Registrant's 6.50% Cumulative Preferred Stock, Series F (incorporated by reference to Exhibit 4.01 to the Registrant's Current Report on Form 8-K filed with the Commission on August 26, 2003)

  3.07
  Certificate of Designations with respect to the Registrant's Floating Rate Cumulative Preferred Stock, Series G (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the Commission on January 30, 2004)

  3.08
  Certificate of Increase of the Registrant's Floating Rate Cumulative Preferred Stock, Series G (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the Commission on August 16, 2004)

  3.09
  By-Laws of the Registrant, amended as of October 22, 2002 (incorporated by reference to Exhibit 3.06 to the Registrant's Annual Report on Form 10-K for the fiscal year ended November 30, 2002)

  11.01
  Computation of Per Share Earnings (omitted in accordance with section (b)(11) of Item 601 of Regulation S-K; the calculation of per share earnings is set forth in Part I, Item 1, in Note 10 to the Consolidated Financial Statements (Earnings Per Common Share))

  12.01
  Computation of Ratios of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends (filed herewith)

LEHMAN BROTHERS HOLDINGS INC.
PART II—OTHER INFORMATION

  31.01
  Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

  31.02
  Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

  32.01
  Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Enacted by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith) (This certification is being furnished and shall not be deemed "filed" with the Commission for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.)

  32.02
  Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Enacted by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith) (This certification is being furnished and shall not be deemed "filed" with the Commission for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

LEHMAN BROTHERS HOLDINGS INC. (Registrant)
Date: October 15, 2004	By:	/s/ Christopher M. O'Meara Vice President and Controller (principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Exhibit
Exhibit 12.01	Computation of Ratios of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends
Exhibit 31.01	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.02	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Enacted by Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Enacted by Section 906 of the Sarbanes-Oxley Act of 2002

QuickLinks

LEHMAN BROTHERS HOLDINGS INC. FORM 10-Q FOR THE QUARTER ENDED AUGUST 31, 2004 CONTENTS
AVAILABLE INFORMATION
LEHMAN BROTHERS HOLDINGS INC. PART I—FINANCIAL INFORMATION
  ITEM 1. Financial Statements
LEHMAN BROTHERS HOLDINGS INC. CONSOLIDATED STATEMENT of INCOME (Unaudited)
LEHMAN BROTHERS HOLDINGS INC. CONSOLIDATED STATEMENT of FINANCIAL CONDITION (Unaudited)
LEHMAN BROTHERS HOLDINGS INC. CONSOLIDATED STATEMENT of CASH FLOWS (Unaudited)
LEHMAN BROTHERS HOLDINGS INC. NOTES to CONSOLIDATED FINANCIAL STATEMENTS
LEHMAN BROTHERS HOLDINGS INC. NOTES to CONSOLIDATED FINANCIAL STATEMENTS
Contents
LEHMAN BROTHERS HOLDINGS INC. MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL CONDITION and RESULTS of OPERATIONS
LEHMAN BROTHERS HOLDINGS INC. MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL CONDITION and RESULTS of OPERATIONS
LEHMAN BROTHERS HOLDINGS INC. PART I—FINANCIAL INFORMATION
LEHMAN BROTHERS HOLDINGS INC. PART II—OTHER INFORMATION
SIGNATURE
EXHIBIT INDEX