Form 10-K
period 2004-11-30
LEHMAN BROTHERS HOLDINGS INC
filed 2005-02-14
CIK 806085

Use these links to rapidly review the document
LEHMAN BROTHERS HOLDINGS INC. TABLE OF CONTENTS
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
LEHMAN BROTHERS HOLDINGS INC.
LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended November 30, 2004
OR
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 1-9466

Lehman Brothers Holdings Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3216325 (I.R.S. Employer Identification No.)
745 Seventh Avenue New York, New York (Address of principal executive offices)	10019 (Zip Code)
Registrant's telephone number, including area code: (212) 526-7000 Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, $.10 par value	New York Stock Exchange Pacific Exchange
Depositary Shares representing 5.94% Cumulative Preferred Stock, Series C	New York Stock Exchange
Depositary Shares representing 5.67% Cumulative Preferred Stock, Series D	New York Stock Exchange
Depositary Shares representing Fixed/Adjustable Rate Cumulative Preferred Stock, Series E	New York Stock Exchange
Depositary Shares representing 6.50% Cumulative Preferred Stock, Series F	New York Stock Exchange
Depositary Shares representing Floating Rate Cumulative Preferred Stock, Series G	New York Stock Exchange
6.375% Trust Preferred Securities, Series K, of Subsidiary Trust (and Registrant's guarantee thereof)	New York Stock Exchange
6.375% Trust Preferred Securities, Series L, of Subsidiary Trust (and Registrant's guarantee thereof)	New York Stock Exchange
6.00% Trust Preferred Securities, Series M, of Subsidiary Trust (and Registrant's guarantee thereof)	New York Stock Exchange
6.24% Trust Preferred Securities, Series N, of Subsidiary Trust (and Registrant's guarantee thereof)	New York Stock Exchange
Guarantee by Registrant of 7 5/8% Notes due 2006 of Lehman Brothers Inc.	New York Stock Exchange
Dow Jones Industrial Average 112.5% Minimum Redemption PrincipalPlus Stock Upside Note Securities Due August 5, 2007	American Stock Exchange
Dow Jones Industrial Average Stock Upside Note Securities Due April 29, 2010	American Stock Exchange
Index-Plus Notes Due September 28, 2009, Performance Linked to S&P 500® Index (SPX)	American Stock Exchange
Index-Plus Notes Due December 23, 2009, Performance Linked to the Russell 2000® INDEX (RTY)	American Stock Exchange
Nasdaq-100 Index Rebound Risk Adjusting Equity Range Securities Notes Due May 20, 2007	American Stock Exchange
Nasdaq-100 Index Rebound Risk AdjustiNG Equity Range Securities Notes Due June 7, 2008	American Stock Exchange
Nikkei 225 Index Stock Upside Note Securities Due June 10, 2010	American Stock Exchange
Notes Due November 14, 2007-Performance Linked to Pfizer Inc. (PFE) Common Stock	American Stock Exchange
0.25% Notes Due December 6, 2011, Performance Linked to a Basket of Two Healthcare Stocks	American Stock Exchange
Prudential Research Universe Diversified Equity Notes Due July 2, 2006, Linked to a Basket of Healthcare Stocks	American Stock Exchange
15.10% Risk AdjustiNG Equity Range Securities Due March 10, 2005, Performance Linked to Gold Fields Limited (GFI) American Depository Shares	American Stock Exchange
10.85% Risk AdjustiNG Equity Range Securities Due April 14, 2005, Performance Linked to Nokia Corporation (NOK) American Depository Shares	American Stock Exchange
17.00% Risk AdjustiNG Equity Range Securities Due February 24, 2005, Performance Linked to Advanced Digital Information Corporation (ADIC) Common Stock	American Stock Exchange
S&P 500 Index Stock Upside Note Securities Due April 30, 2005	American Stock Exchange
S&P 500 Index Stock Upside Note Securities Due December 26, 2006	American Stock Exchange
S&P 500 Index Stock Upside Note Securities Due February 5, 2007	American Stock Exchange
S&P 500 Index Stock Upside Note Securities Due September 27, 2007	American Stock Exchange
S&P 500 Index Stock Upside Note Securities Due August 5, 2008	American Stock Exchange
S&P 500 Index Callable Stock Upside Note Securities Due November 6, 2009	American Stock Exchange
10 Uncommon Values Index Stock Upside Note Securities Notes Due July 2, 2005	American Stock Exchange
6% Yield Enhanced Equity Linked Debt Securities Due May 25, 2005, Performance Linked to LSI Logic Corporation (LSI) Common Stock	American Stock Exchange
7.5% Yield Enhanced Equity Linked Debt Securities Due September 3, 2005, Performance Linked to Calpine Corporation (CPN) Common Stock	American Stock Exchange

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

The aggregate market value of the voting and nonvoting common equity held by non-affiliates of the Registrant at May 28, 2004 (the last business day of the Registrant's most recently completed second fiscal quarter) was approximately $20,027,462,000. As of that date, 264,738,433 shares of the Registrant's common stock, $0.10 par value per share, were held by non-affiliates. For purposes of this information, the outstanding shares of common stock that were and that may be deemed to have been beneficially owned by directors and executive officers of the Registrant were deemed to be shares of common stock held by affiliates at that date.

As of January 31, 2005, 276,202,636 shares of the Registrant's common stock, $.10 par value per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of Lehman Brothers Holdings Inc.'s Definitive Proxy Statement for its 2005 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated in Part III.

LEHMAN BROTHERS HOLDINGS INC.

TABLE OF CONTENTS

LEHMAN BROTHERS HOLDINGS INC.

AVAILABLE INFORMATION

Lehman Brothers Holdings Inc. ("Holdings") files annual, quarterly and current reports, proxy statements and other information with the United States Securities and Exchange Commission ("SEC"). You may read and copy any document Holdings files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549, U.S.A. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330 (or 1-202-942-8090). The SEC maintains an internet site that contains annual, quarterly and current reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. Holdings' electronic SEC filings are available to the public at http://www.sec.gov.

Holdings' public internet site is http://www.lehman.com. Holdings makes available free of charge through its internet site, via a link to the SEC's internet site at http://www.sec.gov, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the SEC. Holdings also makes available through its internet site, via a link to the SEC's internet site, statements of beneficial ownership of Holdings' equity securities filed by its directors, officers, 10% or greater shareholders and others under Section 16 of the Exchange Act.

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

Lehman Brothers Holdings Inc.
Office of the Corporate Secretary
399 Park Avenue
New York, New York 10022, U.S.A.
(212) 526-0858

In order to view and print the documents referred to above on Holdings' internet site, which are in the PDF format, you will need to have installed on your computer the Adobe Acrobat Reader software. If you do not have Adobe Acrobat, a link to Adobe Systems Incorporated's internet site, from which you can download the software, is provided.

PART I

ITEM 1. BUSINESS

        As used herein, "Holdings" or the "Registrant" means Lehman Brothers Holdings Inc., a Delaware corporation, incorporated on December 29, 1983. Holdings and its subsidiaries are collectively referred to as the "Company," "Lehman Brothers," "we," "us" or "our". Our executive offices are located at 745 Seventh Avenue, New York, New York 10019, U.S.A., and our telephone number is (212) 526-7000.

FORWARD-LOOKING STATEMENTS

        Some of the statements contained or incorporated by reference in this Report, including those relating to the Company's strategy and other statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as "expects," "anticipates," "intends," "plans," "believes," "estimates" and similar expressions, are forward-looking statements within the meaning of Section 21E of the Exchange Act. These statements are not historical facts but instead represent only management's expectations, estimates and projections regarding future events. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict, which may include, but are not limited to, the factors listed in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Certain Factors Affecting Results of Operations" in Part II, Item 7, of this Report.

        As a global investment bank, our results of operations have varied significantly in response to global economic and market trends and geopolitical events. The nature of our business makes predicting the future trends of revenues or financial condition difficult. Caution should be used when extrapolating historical results to future periods. Our actual results and financial condition may differ, perhaps materially, from the anticipated results and financial condition in any forward-looking statements and, accordingly, readers are cautioned not to place undue reliance on such statements. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

LEHMAN BROTHERS

        Lehman Brothers, an innovator in global finance, serves the financial needs of corporations, governments and municipalities, institutional clients and individuals worldwide. We provide a full array of equities and fixed income sales, trading and research, investment banking services and investment management and advisory services. Our global headquarters in New York and regional headquarters in London and Tokyo are complemented by offices in additional locations in North America, Europe, the Middle East, Latin America and the Asia Pacific region. The Firm, through predecessor entities, was founded in 1850.

        Through our subsidiaries, we are a global market-maker in all major equity and fixed income products. To facilitate our market-making activities, we are a member of all principal securities and commodities exchanges in the United States, as well as NASD, Inc., and we hold memberships or associate memberships on several principal international securities and commodities exchanges, including the London, Tokyo, Hong Kong, Frankfurt, Paris, Milan and Australian stock exchanges.

        Our principal business activities are investment banking, capital markets and investment management. Through our investment banking, trading, research, structuring and distribution capabilities in equity and fixed income products, we continue to build on our customer flow business model, which is based on our principal focus of facilitating client transactions in all major global capital markets products and services. We generate customer flow revenues from institutional, corporate, government and high-net-worth customers by (i) advising on and structuring transactions specifically suited to meet client needs; (ii) serving as a market maker and/or intermediary in the global marketplace, including having securities and other financial instrument products available to allow clients to rebalance their portfolios and diversify risks across different market cycles; (iii) providing investment management and advisory services; and (iv) acting as an underwriter to clients. As part of our customer flow activities, we maintain inventory positions of varying amounts across a broad range of financial instruments. In addition, we also take proprietary investment positions, the success of which is dependent on our ability to anticipate economic and market trends. The financial services industry is significantly influenced by worldwide economic conditions as well as other factors inherent in the global financial markets. As a result, revenues and earnings may vary from quarter to quarter and from year to year. We believe our customer flow orientation helps to mitigate overall revenue volatility.

        We operate in three business segments (each of which is described below): Investment Banking, Capital Markets and Investment Management. Financial information concerning the Company for the fiscal years ended November 30, 2004, 2003 and 2002, including the amount of net revenues contributed by each segment in such periods, is set forth in the Consolidated Financial Statements and Notes thereto in Part II, Item 8, of this Report. Information with respect to our operations by business segment and net revenues by geographic area is set forth under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations—Business Segments" and "—Geographic Diversification" in Part II, Item 7, of this Report, and in Note 21 of the Notes to Consolidated Financial Statements in Part II, Item 8, of this Report.

        We are engaged primarily in providing financial services. Other businesses in which we are engaged represent less than 10 percent of each of consolidated assets, revenues and pre-tax income.

Investment Banking

        The Investment Banking business segment provides advice to corporate, institutional and government clients throughout the world on mergers, acquisitions and other financial matters. Investment Banking also raises capital for clients by underwriting public and private offerings of debt and equity securities. Our Investment Banking professionals are responsible for developing and maintaining relationships with issuer clients, gaining a thorough understanding of their specific needs and bringing together the full resources of Lehman Brothers to accomplish their financial and strategic objectives.

        Investment Banking is made up of Advisory Services and Global Finance and is organized into global industry, product and geographic coverage groups, enabling individual bankers to develop specific expertise in particular industries and markets. Industry coverage groups include Communications, Consumer/Retailing, Financial Institutions, Financial Sponsors, Healthcare, Industrial, Media, Natural Resources, Power, Real Estate and Technology. Specialized product groups within Advisory Services and Global Finance are partnered with relationship managers in the global industry groups to provide comprehensive solutions for clients. Advisory Services consists of Mergers & Acquisitions and Restructuring. Global Finance encompasses Equity Capital Markets (which consists of equity and equity-related securities and derivatives), Debt Capital Markets (which incorporates expertise in syndicate, liability management, derivatives and bank loan syndication), Leveraged Finance and Private Placements. Specialists in product development, foreign exchange and derivatives also are engaged to tailor specific structures for customers.

        Lehman Brothers maintains investment banking offices in North America, Europe, the Middle East, Latin America and the Asia Pacific region.

        The high degree of integration among our industry, product and geographic groups has allowed us to become a leading source of one-stop financial solutions for our global clients.

        Mergers & Acquisitions.    Lehman Brothers has a long history of providing strategic advisory services to corporate, institutional and government clients around the world on a wide range of financial matters, including mergers and acquisitions, spin-offs, targeted stock transactions, share repurchase strategies, government privatization programs, takeover defenses and other strategic advice.

        Restructuring.    Our Restructuring group provides full-service restructuring expertise on a global basis. The group provides advisory services to distressed companies, their creditors and potential purchasers, including providing out-of-court options for companies to avoid bankruptcy, helping companies and creditors move efficiently through the bankruptcy process and advising strategic and financial buyers on the unique challenges of buying distressed and bankrupt companies.

        Underwriting.    We are a leading underwriter of initial and other public offerings of equity and fixed income securities, including listed and over-the-counter securities, government and agency securities and mortgage- and asset-backed securities.

        Leveraged Finance.    Our global Leveraged Finance group provides comprehensive financing solutions for below-investment-grade clients across many industries through our high yield bond, leveraged loan, bridge financing and mezzanine debt products.

        Private Placements.    We have a dedicated Private Placement group focused on capital raising in the private equity and debt markets. Clients range from pre-IPO companies to well-established corporations that span many industries. The Private Placement group has experience in identifying sources, establishing structures and placing common stock, convertible preferred stock, subordinated debt and senior debt, as well as utilizing a variety of financing techniques, including mezzanine debt, securitizations, project financings and sale-leasebacks.

Capital Markets

        The Capital Markets business segment includes institutional customer flow activities, prime brokerage, research, secondary-trading and financing activities in fixed income and equity products. These products include a wide range of cash, derivative, secured financing and structured instruments and investments. We are a leading global market-maker in numerous equity and fixed income products, including U.S., European and Asian equities, government and agency securities, money market products, corporate high grade, high yield and emerging market securities, mortgage- and asset-backed securities, real estate, preferred stock, municipal securities, bank loans, foreign exchange, financing and derivative products. We are one of the largest investment banks in terms of U.S. and pan-European listed equities trading volume and maintain a major presence in over-the-counter U.S. stocks, major Asian large capitalization stocks, warrants, convertible debentures and preferred issues. The Capital Markets segment also includes proprietary activities, such as investments in real estate as well as realized and unrealized gains and losses related to private equity investments. Lehman Brothers combines the skills from the sales, trading and research areas of our Equities and Fixed Income Capital Markets businesses to serve the financial needs of our clients and customers. This integrated approach enables us to structure and execute global transactions for clients and to provide worldwide liquidity in marketable securities.

Equities Capital Markets

        The Equities Capital Markets business is responsible for our equities and equity-related operations and products worldwide. These products include listed and over-the-counter securities, American Depositary Receipts, convertibles, options, warrants and derivatives. We make markets in equity and equity-related securities and execute block trades on behalf of clients and customers. We participate in the global equity and equity-related markets in all major currencies through our worldwide presence and membership in major stock exchanges. Equities Capital Markets is composed of Execution Services and Leveraged Businesses.

        Execution Services.    Execution Services consists of our Single Stock cash trading and Program Trading businesses, which also includes Connectivity services. Single Stock trades are executed for clients in a conventional (calls to a sales person) or electronic fashion through external systems as well as our own LINKS platform. These trades can be executed manually or via algorithmic trading strategies based on client needs. Program Trading specializes in execution of trades on baskets of stocks which can be executed on an agency or risk basis, as well as "riskless" arbitrage, in which we seek to benefit from temporary price discrepancies that occur when a security or index is traded in two or more markets. We deliver global electronic Connectivity services to our clients, offering seamless electronic access to our trading desks and sources of liquidity around the world.

        Leveraged Businesses.    Leveraged Businesses include Volatility, Convertibles and Relative Value. Our global Volatility business offers equity derivative capabilities across a wide spectrum of products and currencies, including listed options and over-the-counter derivatives, to assist our customers in managing risk. The Convertibles business trades and makes markets in conventional and highly structured convertible securities. The Relative Value business includes our proprietary "risk" arbitrage activities, which involve the purchase of securities at discounts from the expected values that would be realized if certain proposed or anticipated corporate transactions (such as mergers, acquisitions, recapitalizations, exchange offers, reorganizations, bankruptcies, liquidations or spin-offs) were to occur, as well as facilitation of trades for clients who engage in these type of trading strategies.

Fixed Income Capital Markets

        Lehman Brothers actively participates in key fixed income markets worldwide and maintains a 24-hour trading presence in global fixed income securities. We are a market-maker and participant in the new issue and secondary markets for a broad variety of fixed income securities. Fixed Income businesses include the following:

        Government and Agency Obligations.    Lehman Brothers is one of the leading primary dealers in U.S. government securities, participating in the underwriting of and market-making in U.S. Treasury bills, notes and bonds, and securities of federal agencies. We are also a market-maker in the government securities of all G7 countries, and participate in other major European and Asian government bond markets.

        Corporate Debt Securities and Loans.    We make markets in fixed and floating rate investment grade debt worldwide. We are also a major participant in the preferred stock market, managing numerous offerings of long-term and perpetual preferreds and auction rate securities.

        High Yield Securities and Leveraged Bank Loans.    We also make markets in non-investment grade debt securities and bank loans. Lehman Brothers provides "one-stop" leveraged financing solutions for corporate and financial acquirers and high yield issuers, including multi-tranche, multi-product acquisition financing. We are one of the leading investment banks in the syndication of leveraged loans.

        Money Market Products.    We hold leading market positions in the origination and distribution of medium-term notes and commercial paper. We are an appointed dealer or agent for numerous active commercial paper and medium-term note programs on behalf of companies and government agencies worldwide.

        Mortgage- and Asset-Backed Securities.    We are a leading underwriter of and market-maker in residential and commercial mortgage-and asset-backed securities and are active in all areas of secured lending, structured finance and securitized products. We underwrite and make markets in the full range of U.S. agency-backed mortgage products, mortgage-backed securities, asset-backed securities and whole loan products. We are also a leader in the global market for residential and commercial mortgages (including multi-family financing) and leases. We originate commercial and residential mortgage loans through Lehman Brothers Bank, FSB, and other subsidiaries in the U.S., Europe and Asia. Lehman Brothers Bank offers traditional and online mortgage and banking services nationally to individuals as well as institutions and their customers. The Bank is a major part of the our institutional mortgage business, providing an origination pipeline for mortgages and mortgage-backed securities.

        During 2004, we acquired three mortgage banking businesses. We believe these acquisitions will allow further vertical integration of the mortgage business platform. Mortgage loans originated by the acquired companies are intended to provide a more cost efficient source of loan product for our securitization pipeline. During 2004 we also sold our reverse mortgage provider.

        Real Estate Investment.    In addition to our lending activities, we invest in commercial and residential real estate in the form of joint venture equity investments as well as direct ownership interests. We have interests in several hundred properties throughout the world.

        Municipal and Tax-Exempt Securities.    Lehman Brothers is a major dealer in municipal and tax-exempt securities, including general obligation and revenue bonds, notes issued by states, counties, cities and state and local governmental agencies, municipal leases, tax-exempt commercial paper and put bonds.

        Fixed Income Derivatives.    We offer a broad range of interest rate- and credit-based derivative products and related services. Derivatives professionals are integrated into all of our Fixed Income areas in response to the worldwide convergence of the cash and derivative markets.

        Foreign Exchange.    Our global foreign exchange operations provide market access and liquidity in all currencies for spot, forward and over-the-counter options markets around the clock. We offer our customers execution, market information, analysis and hedging capabilities, utilizing foreign exchange as well as foreign exchange options and other foreign exchange derivatives. We also provide advisory services to central banks, corporations and investors worldwide, structuring innovative products to fit their specific needs. We make extensive use of our global macroeconomics research to advise clients on the appropriate strategies to minimize interest rate and currency risk.

Capital Markets Prime Services

        The Capital Markets Prime Services group includes our Secured Financing, Prime Broker and Futures businesses.

        The Secured Financing business within Capital Markets engages in three primary functions: managing our equity and fixed income matched book activities, supplying secured financing to institutional clients and customers and obtaining secured funding for our inventory of equity and fixed income products. Matched book funding involves borrowing and lending cash on a short-term basis to institutional customers collateralized by marketable securities, typically government or government agency securities. We enter into these agreements in various currencies and seek to generate profits from the difference between interest earned and interest paid. Secured Financing works with our institutional sales force to identify customers that have cash to invest and/or securities to pledge to meet the financing and investment objectives of the Company and its customers. Secured Financing also coordinates with our Treasury group to provide collateralized financing for a large portion of our securities and other financial instruments owned. In addition to our activities on behalf of our U.S. clients and customers, we are a major participant in the European and Asian repurchase agreement ("repo") markets, providing secured financing for our customers in those regions. Secured Financing provides margin loans in all markets for customer purchases of securities, as well as securities lending and short-selling facilitation.

        The Prime Broker business engages in full operations, clearing and processing services for its hedge fund and other customers. We offer a full suite of prime brokerage products and services, including margin financing and yield enhancement through synthetic and traditional products, global securities lending (including eBorrow, our online securities lending tool), full-service global execution platforms and research teams, customized risk management solutions, introduction of clients to suitable institutional investors, portfolio accounting and reporting solutions and personalized client service.

        Our Futures business executes and clears futures transactions for clients on an agency basis.

Global Distribution

        Our institutional sales organizations encompass distinct global sales forces that have been integrated into the Capital Markets businesses to provide investors with the full array of products offered by Lehman Brothers.

        Equities Sales.    Our Equities Capital Markets sales force provides an extensive range of services to institutional investors, focusing on developing long-term relationships though a comprehensive understanding of customers' investment objectives, while providing proficient execution and consistent liquidity in a wide range of global equity securities and derivatives.

        Fixed Income Sales.    Our Fixed Income Capital Markets sales force is one of the most productive in the industry, serving the investing and liquidity needs of major institutional investors by employing a relationship management approach that provides superior information flow and product opportunities for our customers.

Research

        Research at Lehman Brothers encompasses the full range of research disciplines, including quantitative, economic, strategic, credit, relative value and market-specific analysis. To ensure in-depth expertise within various markets, Equity Research has established regional teams on a worldwide basis that are staffed with industry and strategy specialists. Fixed Income Research provides expertise in U.S., European and Asian government and agency securities, derivatives, sovereign issues, corporate securities, high yield, asset- and mortgage-backed securities, indices, emerging market debt and municipal securities.

Investment Management

        The Investment Management business segment (formerly Client Services) consists of our global Private Investment Management and Asset Management businesses.

Private Investment Management

        Private Investment Management provides comprehensive investment, wealth advisory and capital markets execution services to high-net-worth individuals and businesses, leveraging all the resources of Lehman Brothers.

        Investment Services.    Lehman Brothers investment representatives manage client relationships with high-net-worth individuals and businesses.

        Portfolio Advisory.    Our Portfolio Advisory group supports our investment representatives with asset allocation, portfolio strategy and manager selection advice. The group creates customized portfolio recommendations, monitors client portfolios and analyzes both proprietary and third-party managers to ensure our clients' access to appropriate investment managers.

        Wealth Advisory.    Our Wealth Advisory group supports our investment representatives by working with our clients and their advisors to recommend plans for preserving and enhancing wealth across generations.

        The Lehman Brothers Trust Company.    The Lehman Brothers Trust Company offers a full suite of services, including fiduciary, investment planning and financial planning services. For businesses and institutional clients, the Trust Company structures and manages defined benefit and defined contribution plans, master trust/custody arrangements, employee stock ownership plans and nonqualified plans. The Trust Company includes a nationally chartered trust company as well as a Delaware state chartered trust company.

        Capital Advisory.    Our Capital Advisory group works with investment representatives to provide integrated wealth management and corporate finance solutions for executives, small to mid-sized companies, private equity firms and professional sports franchise owners.

        Institutional Client.    The Institutional Client group leverages the Lehman Brothers Capital Markets franchise to provide brokerage and market-making services to small and mid-sized institutional clients in the fixed income and equities capital markets. The group also leads our effort to establish business relationships with minority and women-owned financial firms, through our Partnership Solutions program.

Asset Management

        Asset Management provides proprietary asset management products across traditional and alternative asset classes, through a variety of distribution channels, to individuals and institutions. It includes both the Neuberger Berman and Lehman Brothers Asset Management brands as well as our Private Equity business.

        Neuberger Berman.    Neuberger Berman has provided money management products and services to individuals and families since 1939. We acquired Neuberger Berman in October 2003.

        Neuberger Berman Private Asset Management.    Neuberger Berman's Private Asset Management business provides discretionary, customized portfolio management across equity and fixed income asset classes for high-net-worth clients.

        Neuberger Berman Family of Funds.    The Neuberger Berman family of funds spans asset classes, investment styles and capitalization ranges. Its open-end mutual funds are available directly to investors or through distributors, and its closed-end funds trade on major stock exchanges. Neuberger Berman is also a leading sub-advisor of funds for institutional clients, including insurance companies, banks and other financial services firms. Neuberger Berman also provides mutual fund asset allocation services to individuals and institutions through its Fund Advisory Service business.

        Lehman Brothers Asset Management.    Lehman Brothers Asset Management specializes in investment strategies for institutional and qualified individual investors. While our strategies are numerous and diverse, our managers share a dedication to investment discipline that includes quantitative screening, fundamental analysis and risk management.

        Institutional Asset Management.    Lehman Brothers Institutional Asset Management provides a full range of asset management products for pensions, foundations, endowments and other institutions. It offers strategies across the risk/return spectrum, in cash, fixed income, equity and hybrid asset classes.

        Absolute Return Strategies.    Lehman Brothers' Absolute Return Strategies platform provides a wide range of hedge fund products to institutions and qualified individual clients. It offers proprietary single-manager funds, proprietary multiple-manager funds of funds and third-party single-manager funds.

        Private Equity.    Private Equity provides opportunities in privately negotiated transactions across a variety of asset classes for institutional and high-net-worth individual investors. Our investment partnerships manage a number of private equity portfolios, with a significant amount of the Company's capital invested alongside that of our clients. Lehman Brothers creates funds and invests in asset classes in which we have strong capabilities, proprietary deal flow and an excellent reputation. Areas of specialty include Merchant Banking, Venture Capital, Real Estate, Fixed Income-Related Investments and Private Funds Investments. We occasionally make other non-fund-related direct private equity investments.

Corporate

        Our Corporate division provides support to our businesses through the processing of certain securities and commodities transactions; receipt, identification and delivery of funds and securities; safeguarding of customers' securities; risk management; and compliance with regulatory and legal requirements. In addition, the Corporate Division is responsible for technology infrastructure and systems development, treasury operations, financial control and analysis, tax planning and compliance, internal audit, expense management, career development and recruiting and other support functions.

Risk Management

        A description of our Risk Management infrastructure and procedures is contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management" in Part II, Item 7, of this Report. Information regarding our use of derivative financial instruments to hedge interest rate, currency, security and commodity price and other market risks is contained in Notes 1, 3, 9, 10 and 11 to the Consolidated Financial Statements in Part II, Item 8, of this Report.

Competition

        All aspects of our business are highly competitive. Lehman Brothers competes in U.S. and international markets directly with numerous other firms in the areas of securities underwriting and placement, corporate finance and strategic advisory services, securities sales and trading, prime brokerage, research, foreign exchange and derivative products, asset management and private equity, including investment banking firms, traditional and online securities brokerage firms, mutual fund companies and other asset managers, investment advisers, venture capital firms and certain commercial banks and, indirectly for investment funds, with insurance companies and others. Our competitive ability depends on many factors, including our reputation, the quality of our services and advice, product innovation, execution ability, pricing, advertising and sales efforts and the talent of our personnel.

        The financial services industry has become considerably more concentrated as numerous securities firms have been acquired by or merged into other firms. These developments have increased competition from other firms, many of which have significantly greater equity capital than us. Legislative and regulatory changes in the United States allow commercial banks to enter businesses previously limited to investment banks, and several large commercial banks, insurance companies and other broad-based financial services firms have established or acquired broker-dealers or have merged with other financial institutions. Many of these firms have greater capital than us and have the ability to offer a wide range of products, from loans, deposit-taking and insurance to brokerage, asset management and investment banking services, which may enhance their competitive position. They also have the ability to support their investment banking and securities products with commercial banking, insurance and other financial services revenues in an effort to gain market share, which could result in pricing pressure in our businesses. Moreover, we have faced, and expect to continue to face, pressure to retain market share by committing capital to businesses or transactions on terms that offer returns that may not be commensurate with their risks. In addition, the trend towards consolidation and globalization presents infrastructure, technology, risk management and other challenges.

        We have experienced intense price competition in some of our businesses in recent years. For example, equity and debt underwriting discounts, as well as trading spreads, have been under pressure for a number of years, and the ability to execute trades electronically, through the internet and through other alternative trading systems has increased the pressure on trading commissions. It appears that this trend toward alternative trading systems will continue. We may experience competitive pressures in these and other areas in the future as some of our competitors seek to obtain market share by reducing prices.

        We also face competition in attracting and retaining qualified employees. Our ability to continue to compete effectively in our businesses will depend upon our ability to attract new employees and retain and motivate our existing employees while managing compensation costs.

Regulation

        The securities industry in the United States is subject to extensive regulation under both federal and state laws. Lehman Brothers Inc. ("LBI"), Neuberger Berman, LLC ("NB LLC") and Neuberger Berman Management Inc. ("NBMI") are registered with the SEC as broker-dealers; Lehman Brothers OTC Derivatives Inc. is registered with the SEC as an OTC derivatives dealer; and LBI, NB LLC, NBMI, Lincoln Capital Fixed Income Management LLC ("Lincoln Capital") and certain other of our subsidiaries are registered with the SEC as investment advisers. As such these entities are subject to regulation by the SEC and by self-regulatory organizations, principally the NASD (which has been designated by the SEC as NBMI's primary regulator), national securities exchanges such as the New York Stock Exchange ("NYSE") (which has been designated by the SEC as LBI's and NB LLC's primary regulator) and the Municipal Securities Rulemaking Board, among others. Securities firms are also subject to regulation by state securities administrators in those states in which they conduct business. Various of our subsidiaries are registered as broker-dealers in all 50 states, the District of Columbia and the Commonwealth of Puerto Rico.

        Broker-dealers are subject to regulations that cover all aspects of the securities business, including sales practices, market making and trading among broker-dealers, publication of research, margin lending, use and safekeeping of clients' funds and securities, capital structure, recordkeeping and the conduct of directors, officers and employees.

        Registered investment advisers are subject to regulations under the Investment Advisers Act of 1940. Such requirements relate to, among other things, recordkeeping and reporting requirements, disclosure requirements, limitations on agency cross and principal transactions between an adviser and advisory clients, as well as general anti-fraud prohibitions.

        Certain investment funds that we manage are registered investment companies under the Investment Company Act of 1940. Those funds and the Lehman Brothers entities that serve as the funds' investment advisers are subject to that act and the rules thereunder, which, among other things, regulate the relationship between a registered investment company and its investment adviser and prohibit or severely restrict principal transactions and joint transactions.

        Violation of applicable regulations can result in legal and/or administrative proceedings, which may impose censures, fines, cease-and-desist orders or suspension or expulsion of a broker-dealer or an investment adviser, its officers or employees.

        LBI and NB LLC are also registered with the Commodity Futures Trading Commission (the "CFTC") as futures commission merchants; and NB LLC, Lincoln Capital and other subsidiaries are registered as commodity pool operators and/or commodity trading advisers. These entities are subject to regulation by the CFTC and various domestic boards of trade and other commodity exchanges. Our U.S. commodity futures and options business is also regulated by the National Futures Association, a not-for-profit membership corporation that has been designated as a registered futures association by the CFTC.

        The Sarbanes-Oxley Act of 2002 and rules promulgated by the SEC and the NYSE thereunder have imposed substantial new or enhanced regulations and disclosure requirements in the areas of corporate governance (including director independence, director selection and audit, corporate governance and compensation committee responsibilities), equity compensation plans, auditor independence, pre-approval of auditor fees and services and disclosure and internal control procedures. We are committed to industry best practices in these areas and believe we are in compliance with the relevant rules and regulations.

        The USA PATRIOT Act of 2001 contains anti-money laundering and anti-terrorism laws that mandate the implementation of various regulations applicable to banks, broker-dealers, futures commission merchants and other financial services companies, including standards for verifying client identity at account opening, standards for conducting enhanced due diligence and obligations to monitor client transactions and report suspicious activities. These new obligations are in addition to the U.S. Department of Treasury's Office of Foreign Assets Control (OFAC) regulations prohibiting dealings with OFAC sanctioned countries, entities and individuals. Through these and other provisions, the PATRIOT Act seeks to promote cooperation among financial institutions, regulators and law enforcement in identifying parties that may be involved in terrorism or money laundering. Anti-money laundering laws outside of the U.S. contain similar provisions. The increased obligations of financial institutions to identify and verify their customers, conduct enhanced due diligence on, among others, foreign banks and senior foreign political figures, surveil for and report suspicious transactions, and respond to requests for information by regulatory authorities and law enforcement agencies require the implementation of a Money Laundering Prevention Program consisting of internal policies, procedures and controls, a Money Laundering Prevention Compliance Officer, an annual audit and training.

        We do business in the international fixed income and equity markets and undertake international investment banking activities, principally through our regional headquarters in London and Tokyo. Lehman Brothers International (Europe) ("LBIE") is an authorized investment firm in the United Kingdom and is a member of the London, Frankfurt, Paris and Milan exchanges, among others. The U.K. Financial Services and Markets Act 2000 (the "FSMA") governs all aspects of the United Kingdom investment business, including regulatory capital, sales and trading practices, use and safekeeping of customer funds and securities, record keeping, margin practices and procedures, approval standards for individuals, periodic reporting and settlement procedures. Pursuant to the FSMA, certain of our subsidiaries are subject to regulations promulgated and administered by the Financial Services Authority.

        Lehman Brothers Japan Inc. ("LBJ") is a registered securities company in Japan and a member of the Tokyo Stock Exchange Limited, the Osaka Stock Exchange Limited, the Jasdaq Securities Exchange and the Tokyo Financial Futures Exchange and, as such, is regulated by the Financial Services Agency, the Securities Exchange Surveillance Commission, the Japan Securities Dealers Association, the Financial Futures Association of Japan and those exchanges.

        Lehman Brothers Bank, FSB, our thrift subsidiary, is regulated by the Office of Thrift Supervision. Lehman Brothers Bankhaus A.G. is regulated by the German Federal Banking Authority. Lehman Brothers Trust Company, N.A., which holds a national bank charter, is regulated by the Office of the Comptroller of the Currency of the United States. Lehman Brothers Trust Company of Delaware, a

non-depository limited purpose trust company, is subject to oversight by the State Bank Commissioner of the State of Delaware. These bodies regulate such matters as policies and procedures on conflicts of interest, account administration and overall governance and supervisory procedures.

        LBI, LBIE, LBJ and many of our other subsidiaries are also subject to regulation by securities, banking and finance regulatory authorities, securities exchanges and other self-regulatory organizations in numerous other countries in which they do business.

        Additional legislation and regulations, including those relating to the activities of broker-dealers and investment advisers, changes in rules imposed by regulatory authorities, self-regulatory organizations and exchanges or changes in the interpretation or enforcement of existing laws and rules may adversely affect our business and profitability. Our businesses may be materially affected not only by regulations applicable to them as a broker-dealer, futures commission merchant, investment adviser, bank, etc., but also by regulations of general application, including existing and proposed tax legislation and other governmental regulations and policies (including the interest rate and monetary policies of the Federal Reserve Board and other central banks) and changes in the interpretation or enforcement of existing laws and rules that affect the business and financial communities.

        We believe that we are in material compliance with applicable regulations.

        We are involved in a number of judicial, regulatory and arbitration proceedings concerning matters arising in connection with the conduct of our business. See Part I, Item 3, "Legal Proceedings," in this Report for information about certain pending proceedings.

Capital Requirements

        LBI, NB LLC, NBMI, LBIE, the Tokyo branch of LBJ, Lehman Brothers Bank, our "AAA" rated derivatives subsidiaries (Lehman Brothers Financial Products Inc. and Lehman Brothers Derivative Products Inc.), Neuberger Berman Trust Company, N.A., Neuberger Berman Trust Company of Delaware and other subsidiaries of Holdings are subject to various capital adequacy requirements promulgated by the regulatory, banking and exchange authorities of the countries in which they operate and/or to capital targets established by various ratings agencies. The regulatory rules referred to above, and certain covenants contained in various debt agreements, may restrict Holdings' ability to withdraw capital from its regulated subsidiaries, which in turn could limit its ability to commit capital to other businesses, meet obligations or pay dividends to shareholders. Further information about these requirements and restrictions is contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity, Funding and Capital Resources" in Part II, Item 7, of this Report and in Note 14 of the Notes to Consolidated Financial Statements in Part II, Item 8, of this Report.

        In June 2004 the SEC approved a rule establishing a voluntary framework for comprehensive, group-wide risk management procedures and consolidated supervision of certain financial services holding companies, which would, among other things, subject the holding company to capital requirements generally consistent with the standards of the Basel Committee on Banking Supervision. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Accounting and Regulatory Developments" in Part II, Item 7, of this Report for information about the anticipated impact of this rule on us.

Client Protection

        LBI and NB LLC are members of the Securities Investor Protection Corporation ("SIPC"). Clients of LBI and NB LLC are protected by SIPC against some losses. SIPC provides protection against lost, stolen or missing securities (except loss in value due to a rise or fall in market prices) for clients in the event of the failure of the broker-dealer. Accounts are protected up to $500,000 per client with a limit of $100,000 for cash balances. In addition to being members of SIPC, LBI and NB LLC carry excess SIPC protection, which increases each client's protection up to the net equity of the account, subject to terms and conditions similar to SIPC. Like SIPC, the excess coverage does not apply to loss in value due to a rise or fall in market prices. Certain of our non-U.S. broker-dealer subsidiaries participate in programs similar to SIPC in certain jurisdictions.

Insurance

        We maintain insurance coverage in types and amounts and with deductibles that management believes are customary for companies of similar size and engaged in similar businesses. However, the insurance market is volatile, and there can be no assurance that any particular coverages will be available in the future on terms acceptable to us.

Employees

        As of November 30, 2004, we employed approximately 19,600 persons, including 14,100 in North America and 5,500 internationally. We consider our relationship with our employees to be good.

ITEM 2. PROPERTIES

        Our world headquarters is a 1,000,000 square-foot owned office tower at 745 Seventh Avenue in New York City. In addition, we lease approximately 2,100,000 square feet of office space in the New York metropolitan area.

        In addition to our offices in the New York area, we have offices in over 120 locations in the Americas. We also have offices in Europe and Asia.

        In Europe, we lease approximately 1,600,000 square feet of office space, including our new European headquarters in the Canary Wharf development, east of the City of London. In addition to our European headquarters, we have an additional 15 offices in Europe.

        Our Asian headquarters are located in approximately 167,000 square feet of leased office space in the Roppongi Hills area of central Tokyo, Japan. We lease office space in eight other locations in Asia.

        All three of our business segments (as described herein) use the occupied facilities described above. We believe that the facilities we occupy are adequate for the purposes for which they are used, and the occupied facilities are well maintained.

        Additional information with respect to facilities, certain charges related thereto and lease commitments is set forth under the caption "Lease Commitments" in Note 11, and in Note 19, of the Notes to Consolidated Financial Statements in Part II, Item 8, of this Report.

ITEM 3. LEGAL PROCEEDINGS

        We are involved in a number of judicial, regulatory and arbitration proceedings concerning matters arising in connection with the conduct of our business. Such proceedings include actions brought against us and others with respect to transactions in which we acted as an underwriter or financial advisor, actions arising out of our activities as a broker or dealer in securities and commodities and actions brought on behalf of various classes of claimants against many securities and commodities firms, including us.

        Although there can be no assurance as to the ultimate outcome, we generally have denied, or believe we have a meritorious defense and will deny, liability in all significant cases pending against us, including the matters described below, and we intend to defend vigorously each such case. Based on information currently available and established reserves, we believe that the eventual outcome of the actions against us, including the matters described below, will not, in the aggregate, have a material adverse effect on our consolidated financial position or cash flows but may be material to our operating results for any particular period, depending on the level of our income for such period.

Research Analyst Independence Litigations

        Since the announcement of the final global regulatory settlement regarding alleged research analyst conflicts of interest at various investment banking firms in the United States, including LBI (the "Final Global Settlement"), and various federal and state regulators and self-regulatory organizations in April 2003, a number of purported class actions were filed, resulting in three consolidated actions, against LBI in federal court, which are specific to LBI's research of particular companies (Razorfish, Inc., RealNetworks, Inc. and RSL Communications, Inc.): Swack, et al. v. Lehman Brothers Inc, in the United States District Court for the District of Massachusetts (Razorfish); DeMarco v. Lehman Brothers Inc., et al., in the United States District Court for the Southern District of New York (the "New York District Court") (RealNetworks); and Fogarazzo v. Lehman Brothers Inc., in the New York District Court (RSL Communications). All the actions allege conflicts of interest between LBI's investment banking business and research activities and seek to assert claims pursuant to Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder. In the purported class action relating to RSL Communications, plaintiffs have filed an amended consolidated complaint, containing essentially the same allegations as the original complaints, but adding two other investment banks as defendants (Fogarazzo, et al. v. Lehman Brothers Inc., et al.).

        In DeMarco, which relates to Real Networks, the New York District Court issued an order on July 6, 2004, denying plaintiffs' motion for class certification. On November 20, 2004, the Court issued an order granting LBI's motion for summary judgment and dismissing the claims. That order has been appealed to the United States Court of Appeals for the Second Circuit (the "Second Circuit").

        In June 2003, a purported derivative action, Bader and Yakaitis P.S.P. and Trust, et al. v. Michael L. Ainslie, et al., relating to the Final Global Settlement was filed in New York State Supreme Court, New York County. The suit names Holdings and its Board of Directors as defendants and contends that the Board should have been aware of and prevented the alleged misconduct that resulted in the settlement with regulators. In December 2003, plaintiffs filed an amended complaint, reiterating the allegations concerning the alleged failure to detect and prevent conduct resulting in the Final Global Settlement and adding allegations concerning the alleged failure to detect and prevent conduct relating to purportedly improper initial public offering ("IPO") allocation practices, discussed more fully below under the heading IPO Allocation Cases.

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

Actions Regarding Enron Corporation

        Enron Securities Purchaser Actions.    In April 2002, a Consolidated Complaint for Violation of the Securities Laws was filed in the United States District Court for the Southern District of Texas (the "Texas District Court"), captioned In re Enron Corporation Securities Litigation (the "Enron Litigation"), alleging claims for violation of Sections 11 and 15 of the Securities Act of 1933 (the "Securities Act"), Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder, and the Texas Securities Act. The case is brought on behalf of a purported class of purchasers of Enron Corporation's publicly traded equity and debt securities between October 19, 1998 and November 27, 2001, against Holdings and eight other commercial or investment banks, 38 current or former Enron officers and directors, Enron's accountants, Arthur Andersen LLP ("Andersen") (and affiliated entities and partners) and two law firms. The complaint seeks unspecified compensatory and injunctive relief based on the theory that defendants engaged or participated in manipulative devices to inflate Enron's reported profits and financial condition, made false or misleading statements and participated in a scheme or course of business to defraud Enron's shareholders. In December 2002, the Texas District Court granted Holdings' motion to dismiss the Section 10(b) claim. In May 2003, plaintiffs filed an amended complaint against Holdings and LBI, among others, re-asserting claims under Section 10(b) and 20(a) of the Exchange Act (the "Exchange Act claims") and asserting a claim for violation of Section 12 of the Securities Act. In January 2004, plaintiffs voluntarily withdrew their opposition to Lehman Brothers' motion to dismiss the Exchange Act claims, and the Texas District Court entered an order dismissing them on February 4, 2004. Holdings and LBI have reached an agreement in principle to settle this case, as well as the Washington State Investment Board action, discussed below, for $222.5 million. On February 4, 2005, the settlement was preliminarily approved by the Texas District Court, and final approval is scheduled for April 11, 2005.

        In May 2002, American National Insurance Company ("ANICO") and certain of its affiliates filed a complaint against LBI, Holdings, Lehman Commercial Paper Inc. ("LCPI") and a broker formerly employed by Lehman. The amended complaint, filed in October 2003, is based on allegations similar to those in the Enron Litigation and asserts that plaintiffs relied on defendants' allegedly false and misleading statements in purchasing and continuing to hold Enron debt and equities in their LBI accounts. The amended complaint alleges violations of the Texas Securities Act, violations of the Texas Business and Commerce Code, fraud, breach of fiduciary duty, negligence and professional malpractice, and seeks unspecified compensatory and punitive damages. This action has been coordinated for pretrial purposes with the Enron Litigation in the Texas District Court.

        In August 2002, a complaint was filed against Holdings and four other commercial or investment banks, among other defendants, by the Public Employees Retirement System of Ohio and three other state employee retirement plans, containing allegations similar to those in the Enron Litigation. Against Holdings, the complaint alleges claims for common law fraud and deceit, aiding and abetting common law fraud, conspiracy to commit fraud, negligent misrepresentation and violation of the Texas Securities Act, and seeks unspecified compensatory and punitive damages. This action has been consolidated with the Enron Litigation in the Texas District Court.

        In September 2002, the Washington State Investment Board, which is a named plaintiff in the Enron Litigation, filed a new purported class action. This action mirrors the Enron Litigation but alleges a longer class action period of September 9, 1997 to October 18, 1998. The amended complaint alleges claims against Holdings and LBI for violations of Sections 11 and 15 of the Securities Act. Plaintiffs seek unspecified compensatory damages, an accounting and disgorgement of certain defendants' alleged insider-trading proceeds, restitution and rescission. This action has been consolidated with the Enron Litigation in the Texas District Court. As indicated above, Holdings and LBI have reached an agreement to settle this case that is awaiting final approval by the Texas District Court.

        In October 2002, two actions were filed in Iowa state court (Linn and Polk Counties) against LBI and Holdings, along with several other commercial or investment banks, principally by AUSA Life Insurance Co. and Principal Global Investors, LLC. The complaints allege that defendants gained knowledge of alleged Enron fraudulent schemes by participating in Enron's debt offerings, making disguised loans to Enron and participating in transactions involving Enron's special purpose entities ("SPEs"), which were used to avoid recognizing losses, and that defendants failed to disclose that information. The complaints allege violations of the Iowa Securities Act and claims for fraud and deceit and for civil conspiracy. The complaints seek rescission and an unspecified amount of compensatory and punitive damages. LBI and Holdings, along with other commercial or investment banks, have asserted third-party claims for contribution and indemnification in both Iowa actions against certain Enron officers.

        Also in October 2002, a complaint was filed in Superior Court for Los Angeles County against LBI, Holdings, and other commercial or investment banks by two Oaktree Capital Management investment funds. The complaint, which was amended in June 2003, alleges that Enron systematically falsified its financial statements using improper accounting valuations and false hedges that enabled Enron to boost its reported earnings and that Enron's bankers, including LBI and Holdings, participated in the fraudulent scheme by engaging in certain transactions with Enron. It also alleges that defendants knew and acted on inside information about Enron's true financial condition in connection with its offerings of Enron securities, while misrepresenting or omitting material facts to the public. The amended complaint makes claims under California state law for trading on inside information, for making false and misleading statements and for unfair competition by making material misstatements or omissions in connection with Enron securities offerings, and seeks unspecified compensatory damages, an accounting, restitution and disgorgement of profits. In May 2004, the court dismissed all claims against LBI and Holdings except the claim for making false or misleading statements. LBI and Holdings, along with other commercial or investment banks, have asserted third-party claims for contribution and indemnification against certain Enron officers.

        In April 2003, Westboro Properties LLC and Stonehurst Capital, Inc. filed a complaint against LBI, Holdings and other commercial or investment banks. Plaintiffs allege that defendants engaged in violations of the Texas Securities Act, statutory fraud in stock transactions, fraud, negligence and professional malpractice, and violations Sections 12 and 15 of the Securities Act in inducing plaintiffs to purchase certain certificates, or investments, in two SPEs, Osprey I and Osprey II. Plaintiffs also allege that defendants aided and abetted Enron's fraud in setting up SPEs, allegedly falsifying Enron's books and records and in continuing to recommend Enron's stock. Plaintiffs seek unspecified actual, special and punitive damages and equitable relief. This action has been consolidated with the Enron Litigation in the Texas District Court.

        In September 2003, a purported class action complaint was filed against Holdings and seven other commercial or investment banks, among other defendants, by Sara McMurray on behalf of purchasers of Enron common stock between October 16, 1998 and November 27, 2001, making similar allegations as the Enron Litigation. Plaintiff alleges negligent misrepresentation, common law fraud, breach of fiduciary duty and aiding and abetting breach of fiduciary duty, and seeks unspecified damages for lost investment opportunities and lost benefit of the bargain. This action has been consolidated with the Enron Litigation in the Texas District Court.

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

        Third-Party Contribution Actions.    In October 2003, third-party complaints for contribution were filed against LBI, Holdings and other commercial or investment banks by Richard Buy, by Robert Jaedicke and other outside directors, and by Paolo Ferraz Periera, respectively, in connection with an action filed by ANICO, certain of its affiliates and others alleging that Andersen and certain Enron officers and directors are liable for damages incurred through certain Enron-related investments. This action has been coordinated for pretrial purposes with the Enron Litigation in the Texas District Court.

        Other Actions.    In August 2003, Al Rajhi Investment Corporation BV filed a petition against rating agencies, law firms, commercial or investment banks, including LBI and Holdings, and others. Plaintiff claims to have engaged in a commodities trade with Enron and to have "effectively extended over $101 million of credit to Enron" in reliance on misrepresentations. The amended complaint alleges that LBI and Holdings were involved in funding LJM2 and the Osprey Trust transactions, that they were involved in Enron transactions used to inflate Enron's net worth and creditworthiness and that they made false and misleading statements in analysts' reports. The claims against LBI and Holdings are for conspiracy and for participation in a joint or common enterprise and seek actual and exemplary damages. This action has been coordinated for pretrial purposes with the Enron Litigation in the Texas District Court.

        In November 2003, a complaint was filed by Enron in the United States Bankruptcy Court for the Southern District of New York (the "New York Bankruptcy Court") against Lehman Brothers Finance S.A. ("LBF"), LBI, Holdings and LCPI. Among other things, the complaint seeks to avoid as preferential transfers and/or fraudulent conveyances approximately $236 million in payments made by Enron in the year prior to Enron's bankruptcy filing. These payments were made pursuant to transactions under a swap contract between LBF and Enron relating to Enron common stock.

        Also in November 2003, Enron filed two nearly identical lawsuits against LCPI, LBIE and other commercial paper dealers and investors in the New York Bankruptcy Court. The complaints allege that monies paid by Enron in October and November 2002 to repurchase its outstanding commercial paper shortly before its maturity were preferential payments and/or fraudulent conveyances under the Bankruptcy Code. Among other things, the complaints seek to avoid and recover these payments from the defendants. In total, approximately $500 million is sought from LCPI and LBIE, nearly all of which relates to LCPI's role as intermediary between Enron and several co-defendant holders of the commercial paper.

        In March 2004, LJM2 Liquidation Statutory Trust B and its managing trustee filed a complaint against the limited partners in LJM2 Co-Investment L.P., including LB I Group Inc., alleging that the limited partners improperly rescinded a capital call. The complaint asserts claims against the LB I Group Inc. for violations of the Delaware Revised Uniform Limited Partnership Act, for breach of the partnership and subscription agreements, for breach of the credit agreement, for tortious interference, for aiding and abetting a breach of fiduciary duty, for avoidable transfer, for breach of the covenant of good faith and fair dealing, for unjust enrichment, for breach of the partnership agreement and for conspiracy to engage in fraudulent transfer. Plaintiffs seek monetary damages of approximately $75 million in the aggregate from the limited partners, plus interest and costs, as well as specific enforcement of the obligation to make capital contributions. The action is currently pending in Delaware Chancery Court.

        In April 2004, LJM2 Liquidation Statutory Trust B and its managing trustee filed an amended complaint against the limited partners of LJM2 Co-Investment, L.P., including LB I Group Inc., alleging that the distributions to the limited partners were fraudulent transfers and violated the Delaware Revised Uniform Limited Partnership Act. Plaintiffs seek monetary damages of approximately $75 million in the aggregate from the limited partners, plus interest and costs. The action is currently pending in the United States Bankruptcy Court for the Northern District of Texas.

First Alliance Mortgage Company Matters

        During 1999 and the first quarter of 2000, LCPI provided a warehouse line of credit to First Alliance Mortgage Company ("FAMCO"), a subprime mortgage lender, and LBI underwrote the securitizations of mortgages originated by FAMCO. In March 2000, FAMCO filed for bankruptcy protection in the United States Bankruptcy Court for the Central District of California (the "California Bankruptcy Court"). In August 2001, a purported adversary class action (the "Class Action") was filed in the California Bankruptcy Court, allegedly on behalf of a class of FAMCO borrowers seeking equitable subordination of LCPI's (among other creditors') liens and claims. In October 2001, the complaint was amended to add LBI as a defendant and to add claims for aiding and abetting alleged fraudulent lending activities by FAMCO and for unfair competition under the California Business and Professions Code. In August 2002, a Second Amended Complaint was filed, which added a claim for punitive damages and extended the class period from May 1, 1996, until FAMCO's bankruptcy filing. The complaint sought actual and punitive damages, the imposition of a constructive trust on all proceeds paid by FAMCO to LCPI and LBI, disgorgement of profits and attorneys' fees and costs.

        In November 2001, the Official Joint Borrowers Committee (the "Committee") initiated an adversary proceeding, allegedly on behalf of the FAMCO-related debtors, in the California Bankruptcy Court by filing a complaint against LCPI, LBI, Holdings and several individual officers and directors of FAMCO and its affiliates. As to the Lehman defendants, the Committee asserted various bankruptcy claims for avoidance of liens, aiding and abetting and breach of fiduciary duty. In December 2001, the Committee amended its complaint, dropping Holdings as a defendant.

        The United States District Court for the Central District of California (the "California District Court") withdrew the reference to the California Bankruptcy Court in both of these cases and in February 2002 consolidated them before the California District Court. In November 2002, the California District Court entered an order defining the class in the Class Action as all persons who acquired mortgage loans from FAMCO from May 1, 1996 through March 31, 2000, which were used as collateral for FAMCO's warehouse credit line with LCPI or were securitized in transactions underwritten by LBI. The class claims were subsequently limited to the period 1999 forward. Trial began in February 2003.

        In June 2003, the California District Court dismissed plaintiffs' claim for punitive damages. Also in June 2003, the jury rendered its verdict, finding LBI and LCPI liable for aiding and abetting FAMCO's fraud. The jury found damages of $50.9 million and held the Lehman defendants responsible for 10% of those damages. In July 2003, the California District Court entered findings of fact and conclusions of law relating to all claims still pending and holding that any transfers to LCPI were not fraudulent and its liens were not avoidable, nor was equitable subordination of amounts owed by FAMCO to LCPI at the time of the Chapter 11 filing warranted. Judgment was entered in November 2003 on the jury verdict. LBI and LCPI are appealing the jury verdict to the United States Court of Appeals for the Ninth Circuit and both sets of plaintiffs are appealing various rulings of the California District Court.

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

In re Fleming Securities Litigation

        In February 2003, a lawsuit captioned Massachusetts State Carpenters Pension Fund v. Fleming Companies, Inc., et al. was filed in the 160th District Court of Dallas County, Texas, asserting claims arising under Sections 11, 12(a) (2), and 15 of the Securities Act. The action was brought on behalf of a purported class of investors who purchased in two simultaneous Fleming securities offerings in June 2002 that raised approximately $378 million. LBI's share of these offerings as underwriter was 27.5%. The complaint alleges that the prospectus and registration statement for the offerings contained false and misleading statements or omitted material facts concerning, among other things, deductions Fleming took on vendor invoices, its accounting for recognition of income, amortization of long term assets and use of capitalized interest and the performance of Fleming's retail operations. The complaint seeks unspecified damages and costs. In addition to Fleming, the suit named as defendants ten officers and/or directors of Fleming, Fleming's auditor, and the underwriters of the offerings, including LBI.

        The case was removed to the United States District Court for the Northern District of Texas. The underwriters are contractually entitled to customary indemnification from Fleming, but in April 2003, Fleming filed for bankruptcy protection. Also in April 2003, plaintiffs filed a virtually identical second lawsuit in the United States District Court for the Eastern District of Texas.

        In June 2003, the Judicial Panel on Multidistrict Litigation consolidated certain securities litigations concerning Fleming, to which LBI is not a party, in the United States District Court for the Eastern District of Texas. Subsequently, in September 2003, plaintiffs in the two Massachusetts State Carpenters Pension Fund cases to which LBI is a party, and plaintiffs in the consolidated actions, jointly filed a Third Consolidated Amended Class Action Complaint, which, as to LBI, in substance re-alleges the claims set forth in the original Massachusetts State Carpenters Pension Fund cases. Thereafter, in June 2004, plaintiffs filed a Fourth Consolidated Amended Class Action Complaint adding details to the allegations in the prior complaint concerning lead plaintiffs' purchases in the offerings, and a Fifth Complaint was filed in December 2004, which added no new allegations or claims against LBI.

IPO Allocation Cases

        LBI was named as a defendant in approximately 192 purported securities class actions that were filed between March and December 2001 in the New York District Court. The actions, which allege improper IPO allocation practices, were brought by persons who, either directly or in the aftermarket, purchased IPO securities during the period between March 1997 and December 2000. The plaintiffs allege that Lehman and other IPO underwriters required persons receiving allocations of IPO shares to pay excessive commissions on unrelated trades and to purchase shares in the aftermarket at specified escalating prices. The plaintiffs, who seek unspecified compensatory damages, claim that these alleged practices violated various provisions of the federal securities laws, specifically sections 11, 12(a)(2) and 15 of the Securities Act, sections 10(b) and 20(a) of the Exchange Act. The 192 actions in which LBI was named a defendant have been consolidated into 83 cases, each involving a distinct offering. Those 83 consolidated cases, and approximately 226 others in which LBI is not named as a defendant, have been coordinated for pretrial purposes before a single judge.

        In January 2002, a separate consolidated class action, entitled In re Initial Public Offering Antitrust Litigation, was filed in the New York District Court against LBI, among other underwriters, alleging violations of federal and state antitrust laws. The complaint alleges that the underwriter defendants conspired to require customers who wanted IPO allocations to pay the underwriters a percentage of their IPO profits in the form of commissions on unrelated trades to purchase other, less attractive securities and to buy shares in the aftermarket at predetermined escalating prices. In November 2003, the court dismissed the antitrust action on the grounds that the conduct alleged was impliedly immune from the antitrust laws. Plaintiffs appealed that decision to the Second Circuit.

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

IPO Fee Litigation

        Harold Gillet, et al. v. Goldman Sachs & Co., et al.; Yakov Prager, et al. v. Goldman, Sachs & Co., et al.; David Holzman, et al. v. Goldman, Sachs & Co., et al. Beginning in November 1998, four purported class actions were filed in the New York District Court against in excess of 25 underwriters of IPO securities, including LBI. The cases were subsequently consolidated into In re Public Offering Antitrust Litigation. Plaintiffs, alleged purchasers of securities issued in certain IPOs, seek compensatory and injunctive relief for alleged violations of the antitrust laws based on the theory that the defendants fixed and maintained fees for underwriting certain IPO securities at supra-competitive levels. In February 2001, the New York District Court granted defendants' motion to dismiss the Consolidated Amended Complaint, concluding that the purchaser plaintiffs lacked standing under the antitrust laws to assert the claims. On appeal, the Second Circuit reversed and remanded the case to the New York District Court for further proceedings, including potential dismissal of the claims based on additional arguments raised in the motion to dismiss. The New York District Court, in an order dated February 24, 2004, dismissed plaintiffs' claims for monetary damages allowing only their claims for injunctive relief to proceed.

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

Juan Pablo Rodriguez, et al v. Lehman Brothers Inc.

        In October 2003, LBI was served with a Statement of Claim in arbitration before the NASD, in which the claimants allege that unsuitable trades recommended by Lehman Brothers led to investment losses of approximately $60 million in the claimants' account. Additional causes of action set forth in the Statement of Claim include churning, SEC rule and federal and state statute violations, breach of contract, breach of fiduciary duty, common law fraud, negligent supervision, negligence and gross negligence. In February 2005, the parties agreed to a settlement of this matter.

Metricom Securities Litigation

        In August 2002, an amended complaint was filed in the United States District Court for the Northern District of California captioned In re Metricom Securities Litigation. The action is brought on behalf of a purported class of investors who purchased the common stock of Metricom, Inc., during the period from June 21, 1999, to July 2, 2001. Plaintiffs name various officers, directors and selling shareholders of Metricom, along with LBI as lead underwriter and the four other co-managing underwriters of an offering of Metricom common stock in February 2000. The underwriters are contractually entitled to customary indemnification from Metricom in connection with the offering, but prior to the commencement of this action, Metricom filed for bankruptcy protection. The February 2000 offering raised approximately $500 million, of which Lehman's underwriting share was 28.5%. Against the underwriters, plaintiffs allege violations of Sections 11 and 12(2) of the Securities Act and of Section 10(b) of the Exchange Act. The complaint alleges that the prospectus and registration statement for the offering failed to disclose material facts concerning, among other things, Metricom's flawed business plan and marketing strategy. The complaint seeks class action status, unspecified damages and costs.

        In May 2003 the court dismissed that complaint. In July 2003, plaintiffs filed a second amended complaint that drops claims against the underwriters under the Exchange Act but realleges claims against them under the Securities Act. On April 29, 2004, the United States District Court for the Northern District of California dismissed the second amended complaint with prejudice, and the plaintiffs are appealing that decision to the United States Court of Appeals for the Ninth Circuit.

Mirant Securities Litigation

        In November 2002, an amended complaint was filed in the United States District Court for the Northern District of Georgia, Atlanta Division, captioned In re Mirant Corporation Securities Litigation. The action is brought on behalf of a purported class of investors who purchased the securities of Mirant Corporation during the period from September 26, 2000 and September 5, 2002. Plaintiffs name Mirant, various officers and directors, Mirant's former parent, The Southern Company, along with its officers and directors, LBI, as a member of the underwriting syndicate, and eleven other underwriters of Mirant's IPO of common stock in September 2000. The underwriters are contractually entitled to customary indemnification from Mirant, but Mirant filed for bankruptcy protection in July 2003. The IPO raised approximately $1.467 billion, of which Lehman's underwriting share was 9%. Against the underwriters, plaintiffs allege violations of Section 11 of the Securities Act. The complaint alleges that the prospectus and registration statement for the offering contained false and misleading statements or failed to disclose material facts concerning, among other things, Mirant's alleged misconduct in energy markets in the State of California, the accounting for Mirant's interest in a United Kingdom-based company, Western Power Distribution, and other accounting issues. The complaint seeks class action certification, unspecified damages and costs. In November 2003, the Court overseeing the Mirant bankruptcy stayed the litigation.

Mutual Fund Related Litigation

        In re Mutual Funds Investment Litigation.    In September 2004, LBI and two LBI employees were added as defendants to a consolidated class action pending in the United States District Court for the District of Maryland (the "Maryland District Court") purportedly brought by a class of investors against Federated Investors, Inc. ("Federated") and numerous of its subsidiaries, directors, trustees and employees, together with certain traders and broker-dealers, and others. The action had been consolidated before the United States District Court for the Western District of Pennsylvania and transferred to the Maryland District Court in March 2004 pursuant to an order of the Judicial Panel on Multidistrict Litigation. The consolidated amended class action complaint alleges that LBI and two LBI employees violated the securities laws, including Section 10 of the Exchange Act and Section 36 (b) and 48(a) of the Investment Company Act of 1940, aided and abetted a breach of fiduciary duty, and were unjustly enriched as a result of trading in the Federated family of mutual funds allegedly conducted by LBI customers through LBI. The consolidated amended class action complaint seeks unspecified damages.

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

WorldCom Litigation

        LBI, Holdings and other underwriters of WorldCom, Inc. bonds in several offerings issued in 1997, 1998, 2000 and 2001 (the "Offerings") have been named as defendants in multiple lawsuits alleging that the offering materials were false and misleading. Most of these actions also name as defendants WorldCom's present or former officers and/or directors and/or WorldCom's outside accounting firm. LBI underwrote $915 million principal amount of bonds in the 1998 Offering of a total of $6.1 billion and $375 million principal amount of bonds in the 2000 Offering of a total of $5 billion. (LBI did not participate in the 1997 and 2001 Offerings nor in a December 2000 private placement which is also at issue in certain lawsuits.) The underwriters are contractually entitled to customary indemnification from WorldCom in connection with the various offerings, but once WorldCom filed for bankruptcy protection that indemnification became unenforceable.

        In re WorldCom Inc. Securities Litigation is the result of the consolidation of cases commenced in and/or transferred to the New York District Court. In October 2003 it was certified as a class action, on behalf of investors who allegedly purchased or acquired WorldCom securities between April 29, 1999 and June 25, 2002, including notes issued in the 2000 Offering and 2001 Offering. The deadline for opting out of the class has passed. The consolidated action alleges violations of Section 11 and Section 12(a)(2) of the Securities Act against the underwriters. The parties have completed discovery, other than with respect to certain witnesses involved in the Bernard Ebbers criminal trial. A trial date has been set for February 28, 2005. Plaintiffs seek unspecified compensatory damages, among other things.

        On May 10, 2004, Citigroup, Inc., Salomon Smith Barney and Jack Grubman announced that they had reached a settlement with the class, agreeing to pay $2.65 billion to settle the claims against them. On November 10, 2004, the Court approved the settlement.

        Individual actions.    In addition to the class action, individual actions asserting federal securities claims and/or state and common law claims based on the Offerings have also been filed naming, among others, LBI and/or Holdings as a defendant. Plaintiffs in these actions seek, among other things, rescission, compensatory and/or punitive damages and generally assert claims under Section 11 of the Securities Act, and in some instances, state common law. Most of these actions were filed in state courts but were removed to federal court as "related to" WorldCom's bankruptcy. With the exception of the remanded actions listed below, each of these actions has been or is expected to be transferred to the New York District Court by the Judicial Panel for Multidistrict Litigation for consolidated pre-trial proceedings with the class action discussed above.

        In November 2003, the New York District Court issued an order in one of the individual actions (State of Alaska Dep't of Revenue v. Citigroup, Inc.) dismissing as time-barred Securities Act claims brought after June 2003 (one year after WorldCom announced its need for a restatement of its financials) and before the October 24, 2003 decision certifying the class; Securities Act claims based on the 1998 Offering and a December 2000 private placement; and dismissing all claims against underwriter and director defendants added by amendment after June 2003. The New York District Court requested that defendants file motions to dismiss other claims and/or actions pursuant to the November order, and they have done so in each case described below where such motion would be appropriate. The New York District Court granted these motions.

        In October 2003, certain holding company defendants, including Holdings, moved to dismiss certain claims asserted against them. Ultimately, in May 2004, the New York District Court dismissed the holding company claims with prejudice in one of the cases, and in June 2004, counsel in similar actions agreed by stipulation, which was endorsed by the New York District Court, to dismiss with prejudice their Securities Act claims against the holding company defendants.

        The following individual actions, which asserted Securities Act claims and/or state and common law claims, have been commenced against LBI and/or Holdings (all of which claims against Holdings have now been dismissed) in state court, removed and transferred to the New York District Court:

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

        Three lawsuits were filed in November 2002 and January 2003, and were amended in July 2003, in the Superior Court of California, Los Angeles County, by county, municipal and private pension and retirement funds that allegedly purchased, respectively, approximately $157 million, $102 million and $135 million principal amount of WorldCom bonds issued in the 1998, 2000 and 2001 public offerings and a December 2000 private offering. The action asserting $102 million in purchases has been voluntarily dismissed with plaintiffs remaining in the class. Certain plaintiffs in the other actions have dismissed their claims to remain in the class.

        Two suits were filed in December 2002 in the Wisconsin Circuit Court, Dane County, and in the State of Minnesota District Court, Second Judicial District, by state and municipal pension funds, which allegedly purchased a total of approximately $133 million and $161 million, respectively, of WorldCom bonds issued in the 1998, 2000 and 2001 public offerings.

        An action commenced in April 2003 and amended in September 2003 in the Superior Court of Alaska, First Judicial District at Juneau, was brought by a state agency that allegedly purchased WorldCom bonds issued in the 1998 Offering, 2000 Offering, 2000 Private Placement and 2001 Offering in the principal amount of $62.6 million. On November 21, the New York District Court granted defendants' motions to dismiss in part (as explained above). An action commenced in April 2003 in the Superior Court of California, Orange County was brought by two financial institutions which allegedly purchased or retained artificially inflated WorldCom bonds issued in the 2000 Offering, 2001 Offering and other bond offerings. Plaintiffs allege purchases in the principal amount of $34.2 million.

        An action commenced in April 2003 and amended in September 2003 in the Circuit Court of Michigan, Wayne County was brought by municipal retirement systems that allegedly purchased WorldCom bonds issued in the 2000 Offering and 2001 Offering in the principal amount of $45.8 million.

        An action commenced in May 2003 and amended in September 2003 in the Superior Court of Maine, Kennebec County was brought by a state retirement system which allegedly purchased WorldCom bonds issued in the 1998 Offering, 2000 Offering and 2001 Offering in the principal amount of $103 million.

        An action commenced in May 2003 in the Circuit Court of Wisconsin, Milwaukee County was brought by an insurance company which allegedly purchased WorldCom bonds issued in the 1998 Offering, 2000 Offering and 2001 Offering in the principal amount of $508.5 million.

        An action was commenced in November 2003 in the Southern District of Mississippi was transferred to the New York District Court by the Judicial Panel on Multidistrict Litigation. This action was brought by a non-profit corporation that allegedly purchased WorldCom bonds issued in the 1997 Offering, 1998 Offering, 2000 Offering and 2001 Offering. It alleges losses of $65 million for debt and equity claims.

        An action commenced in April 2004 in New Mexico state court and removed to federal court was transferred to the New York District Court by the Judicial Panel on Multidistrict Litigation in June 2004. The action was brought by state retirement funds that allegedly purchased WorldCom bonds issued in the 1998 Offering, 2000 Offering and 2001 Offering in the principal amount of approximately $150 million.

        An action was commenced in May 2004 in the New York District Court by a state retirement system in Utah that allegedly purchased WorldCom bonds in the 2000 Offering, 2000 Private Placement and 2001 Offering in the principal amount of $20 million.

        An action commenced in July 2004 in state court in North Carolina. This action, which asserts various state and common law claims against the underwriters and others based on plaintiff's purchases of WorldCom stock, has been removed and transferred to the New York District Court. Plaintiff seeks compensatory damages in excess of $10,000 and punitive damages in excess of $10,000, among other things.

        An action commenced in September 2004 in federal court in the state of Washington and transferred to the New York District Court by the Judicial Panel on Multidistrict Litigation. The action was brought by a union pension fund that allegedly purchased WorldCom bonds in the 2000 Offering and the 2001 Offering in the principal amount of $56 million.

        An action commenced in October 2004 in federal court in the District of Columbia and transferred to the New York District Court by the Judicial Panel on Multidistrict Litigation. The action was brought by an employee pension fund that allegedly purchased WorldCom bonds in the 2000 Offering and the 2001 Offering in the principal amount of $15 million.

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

        An action brought in Illinois Circuit Court, Madison County, by a municipal retirement system that purchased approximately $62,000,000 principal amount of WorldCom bonds issued in 1998, 2000 and 2001 offerings and a December 2000 private placement. This action was recently transferred from Madison County to Cook County where it is now captioned Illinois Municipal Ret. Fund v. Citigroup, Inc., No. 04-L-14577. Plaintiff seeks rescission or unspecified compensatory damages, among other things.

        An action commenced by union pension funds has been remanded to state court in Alabama, and, insofar as LBI is concerned, alleges violations of disclosure requirements and assert damages of less than $15 million.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Holdings' common stock, par value $0.10 per share, is listed on the New York Stock Exchange and on the Pacific Exchange. As of January 31, 2005, there were 276,422,563 shares of our common stock outstanding and approximately 22,300 holders of record. On February 11, 2005, the last reported sales price of our common stock was $94.32. The table below shows the high and low sales prices for the common stock for each fiscal quarter within the two most recent fiscal years:

Price Range of Common Stock

Three months ended 2004	November 30	August 31	May 31	February 29
High	$85.50	$79.04	$89.72	$88.22
Low	$73.32	$67.25	$69.50	$70.50
Three months ended 2003	November 30	August 31	May 31	February 28
High	$74.95	$76,25	$73.17	$62.15
Low	$65.62	$60.02	$50.60	$50.15

        In January 2005, our Board of Directors increased the fiscal 2005 annual common stock dividend rate to $0.80 per share from an annual dividend rate of $0.64 per share in fiscal 2004 and $0.48 per share in fiscal 2003. Dividends on the common stock are generally payable, following declaration by the Board of Directors, in February, May, August and November.

        The table below sets forth information with respect to purchases made by or on behalf of Holdings or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended), of our common stock during the quarter ended November 30, 2004.

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased(1)		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
Month # 1	896,841		$76.81	896,841	38,006,919	(3)
(Sept. 1—Sept. 30, 2004)
Month # 2	712,079		$80.03	712,079	37,294,840
(Oct. 1—Oct. 31, 2004)
Month # 3	4,518,934		$83.66	4,518,934	32,775,906
(Nov. 1—Nov. 30, 2004)

Total, Sept. 1—Nov. 30, 2004	6,127,854	(3)	$82.23	6,127,854	32,775,906

(1)
The information in this column includes shares of common stock withheld in satisfaction of the exercise price of stock options and tax withholding obligations upon option exercises and conversion of restricted stock units (collectively, "Offset Shares") as follows: 71,841 in September 2004, 77,079 in October 2004 and 3,678,934 in November 2004.

(2)
We have an ongoing common stock repurchase program, pursuant to which we repurchase shares in the open market on a regular basis. As previously announced, on January 27, 2004 our Board of Directors authorized the repurchase of up to approximately 62 million shares of our common stock in fiscal 2004. Of this amount, up to approximately 27 million shares were authorized for repurchase to offset dilution due to employee stock plans in 2004, and up to an additional 35 million shares were authorized for repurchase in fiscal 2004, subject to market conditions, primarily for the possible acceleration of 2005 requirements to offset dilution due to employee stock plans, as well as to manage our equity position.

(3)
There were a total of 22,896,240 shares repurchased and received as Offset Shares during the nine months ended August 31, 2004, leaving 38,903,760 shares that could yet be purchased under the repurchase program at September 1, 2004.

        As previously announced, in January 2005 our Board of Directors authorized the repurchase of up to approximately 65 million shares of our common stock in fiscal 2005. Of this amount, approximately 35 million shares were authorized for repurchase to offset dilution due to employee stock plans in 2005, and up to an additional 30 million shares were authorized for repurchase in fiscal 2005, subject to market conditions, for the possible acceleration of 2006 requirements to offset dilution due to employee stock plans. The number of shares authorized to be repurchased in the open market is reduced by the actual number of Offset Shares received. For more information about the repurchase program and employee stock plans, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity, Funding and Capital Resources—Stock Repurchase Program" in Part II, Item 7, Notes 13 and 16 of the Notes to Consolidated Financial Statements in Part II, Item 8, and "Security Ownership of Certain Beneficial Owners and Management" in Part III, Item 12, in this Report.

LEHMAN BROTHERS HOLDINGS INC.

ITEM 6.    SELECTED FINANCIAL DATA

The following table summarizes certain consolidated financial information included in the audited Consolidated Financial Statements.

Selected Financial Data

In millions, except per common share and selected data and financial ratios

Year ended November 30	2004	2003		2002		2001		2000
Consolidated Statement of Income
Revenues:
Principal transactions	$5,699	$4,272	(1)	$1,951		$2,779		$3,713
Investment banking	2,188	1,722	(1)	1,731	(1)	1,925	(1)	2,178	(1)
Commissions	1,537	1,210		1,286		1,091		944
Interest and dividends	11,032	9,942		11,728		16,470		19,440
Asset management and other	794	141	(1)	85	(1)	127	(1)	172	(1)

Total revenues	21,250	17,287		16,781		22,392		26,447
Interest expense	9,674	8,640		10,626		15,656		18,740

Net revenues	11,576	8,647		6,155		6,736		7,707
Non-interest expenses:
Compensation and benefits	5,730	4,318		3,139		3,437		3,931
Non-personnel expenses	2,309	1,716		1,517		1,424		1,197
Other real estate reconfiguration charge	19	77		128		—		—
September 11th related (recoveries)/expenses, net	—	—		(108)		127		—
Regulatory settlement	—	—		80		—		—

Total non-interest expenses	8,058	6,111		4,756		4,988		5,128

Income before taxes and dividends on trust preferred securities	3,518	2,536		1,399		1,748		2,579
Provision for income taxes	1,125	765		368		437		748
Dividends on trust preferred securities(2)	24	72		56		56		56

Net income	$2,369	$1,699		$975		$1,255		$1,775
Net income applicable to common stock	$2,297	$1,649		$906		$1,161		$1,679

Consolidated Statement of Financial Condition (at November 30)
Total assets	$357,168	$312,061		$260,336		$247,816		$224,720
Net assets(3)	175,221	166,282		143,291		144,643		125,680
Long-term debt(4)	56,486	43,529		38,678		38,301		35,233
Preferred securities subject to mandatory redemption	—	1,310		710		710		860
Total stockholders' equity	14,920	13,174		8,942		8,459		7,781
Total capital(2)(5)	71,406	58,013		48,330		47,470		43,874

Per Common Share Data
Net income (basic)	$8.36	$6.71		$3.69		$4.77		$6.89
Net income (diluted)	$7.90	$6.35		$3.47		$4.38		$6.38
Weighted average common shares (basic) (in millions)	274.7	245.7		245.4		243.1		243.8
Weighted average common shares (diluted) (in millions)	290.7	259.9		261.2		265.3		264.2
Dividends declared per common share	$0.64	$0.48		$0.36		$0.28		$0.22
Book value per common share (at November 30)(6)	$49.32	$44.17		$34.15		$31.81		$28.78

Selected Data (at November 30)
Gross leverage(7)	23.9x	23.7x		29.1x		29.3x		28.9x
Net leverage(8)	13.9x	15.6x		15.2x		16.1x		14.9x
Employees	19,579	16,188		12,343		13,090		11,326
Assets under management (in billions)(9)	$136.7	$120.1		$8.6		$11.7		$4.5
Financial Ratios (%)
Compensation and benefits/net revenues	49.5	49.9		51.0		51.0		51.0
Pretax margin	30.4	29.3		22.7		26.0		33.5
Effective tax rate	32.0	30.2		26.3		25.0		29.0
Return on average common stockholders' equity(10)	17.9	18.2		11.2		15.9		26.6
Return on average tangible common stockholders' equity(11)	24.7	19.2		11.5		16.3		27.2

(1)
Reclassified to conform to the 2004 presentation.

(2)
We adopted FIN 46R effective February 29, 2004, which required us to deconsolidate the trusts that issued the preferred securities. Accordingly, at and subsequent to February 29, 2004, Preferred securities subject to mandatory redemption were reclassified to Subordinated indebtedness. Dividends on Preferred securities subject to mandatory redemption, which were presented as Dividends on trust preferred securities in the Consolidated Statement of Income through February 29, 2004, are included in Interest expense in periods subsequent to February 29, 2004.

(3)
Net assets represents total assets excluding cash and securities segregated and on deposit for regulatory and other purposes, securities received as collateral, securities purchased under agreements to resell, securities borrowed and identifiable intangible assets and goodwill. We believe net assets is a more useful measure than total assets to investors when comparing companies in the securities industry because it excludes certain assets considered to have a low risk profile and identifiable intangible assets and goodwill. Net assets as presented is not necessarily comparable to similarly-titled measures provided by other companies because of different methods of calculation.

(4)
Long-term debt includes senior notes and subordinated indebtedness.

(5)
Total capital includes long-term debt (including junior subordinated debentures) and total stockholders' equity and, at November 30, 2003 and prior year ends, Preferred securities subject to mandatory redemption. We believe total capital is useful to investors as a measure of our financial strength.

(6)
The book value per common share calculation includes amortized restricted stock units granted under stock award programs, which have been included in total stockholders' equity.

(7)
Gross leverage ratio is defined as total assets divided by total stockholders' equity.

(8)
Net leverage ratio is defined as net assets (total assets excluding cash and securities segregated and on deposit for regulatory and other purposes, securities received as collateral, securities purchased under agreements to resell, securities borrowed and identifiable intangible assets and goodwill) divided by tangible equity capital (stockholders' equity plus junior subordinated debentures less identifiable intangible assets and goodwill). See Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity, Funding and Capital Resources—Balance Sheet and Financial Leverage for the calculations of net assets and tangible equity capital. We believe net assets is a more useful measure than total assets to investors when comparing companies in the securities industry because it excludes certain assets considered to have a low risk profile and identifiable intangible assets and goodwill. We believe tangible equity capital to be a more representative measure of our equity for purposes of calculating net leverage because the junior subordinated debentures are subordinated and have a maturity at issuance of 49 years and we can defer interest payments for up to 20 consecutive quarters if the junior subordinated debentures are not in default. In addition, a leading rating agency views these securities as equity capital for purposes of calculating net leverage. Further, we do not view the amount of equity used to support identifiable intangible assets and goodwill as available to support our remaining net assets. Accordingly, we believe net leverage, based on net assets divided by tangible equity capital, both as defined above, to be a more meaningful measure of leverage to evaluate companies in the securities industry. These definitions of net assets, tangible equity capital and net leverage are used by many of our creditors and a leading rating agency. These measures are not necessarily comparable to similarly-titled measures provided by other companies because of different methods of calculation.

(9)
Assets under management at November 30, 2003 have been restated to include $3.9 billion of discretionary brokerage cash management assets.

(10)
Average common stockholders' equity in 2003 was appropriately weighted for the effect of the equity issued in connection with the Neuberger acquisition on October 31, 2003. Return on average common stockholders' equity is computed by dividing net income applicable to common stock for the period by average common stockholders' equity. Average common stockholders' equity for the years ended November 2004, 2003, 2002, 2001 and 2000 was $12.8 billion, $9.1 billion, $8.1 billion, $7.3 billion and $6.3 billion, respectively.

(11)
Average tangible common stockholders' equity in 2003 was appropriately weighted for the effect of the equity issued in connection with the Neuberger acquisition on October 31, 2003. Return on average tangible common stockholders' equity is computed by dividing net income applicable to common stock for the period by average tangible common stockholders' equity. Tangible common stockholders' equity equals total common stockholders' equity less identifiable intangible assets and goodwill. Average identifiable intangible assets and goodwill for the years ended November 2004, 2003, 2002, 2001 and 2000 was $3.5 billion, $471 million, $191 million, $174 million, and $142 million, respectively. Management believes tangible common stockholders' equity is a meaningful measure because it reflects the common stockholders' equity deployed in our businesses.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Contents

Management's Discussion and Analysis of Financial Condition and Results of Operations
Introduction
Forward-Looking Statements
Certain Factors Affecting Results of Operations
Executive Overview
Consolidated Results of Operations
Business Segments
Geographic Diversification
Liquidity, Funding and Capital Resources
Summary of Contractual Obligations and Commitments
Off-Balance-Sheet Arrangements
Risk Management
Critical Accounting Policies and Estimates
Accounting and Regulatory Developments
Effects of Inflation

LEHMAN BROTHERS HOLDINGS INC.
Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

        Lehman Brothers Holdings Inc. ("Holdings") and subsidiaries (collectively, the "Company," "Lehman Brothers," "we," "us" or "our") is one of the leading global investment banks, serving institutional, corporate, government and high-net-worth individual clients and customers. Our worldwide headquarters in New York and regional headquarters in London and Tokyo are complemented by offices in additional locations in North America, Europe, the Middle East, Latin America and the Asia Pacific region. Through our subsidiaries, we are a global market-maker in all major equity and fixed income products. To facilitate our market-making activities, we are a member of all principal securities and commodities exchanges in the U.S., and we hold memberships or associate memberships on several principal international securities and commodities exchanges including the London, Tokyo, Hong Kong, Frankfurt, Milan, Australian and Paris stock exchanges.

        Our principal businesses are investment banking, capital markets and investment management which, by their nature, are subject to volatility primarily due to changes in interest and foreign exchange rates, valuation of financial instruments and real estate, global economic and political trends and industry competition. Through our investment banking, trading, research, structuring and distribution capabilities in equity and fixed income products we continue to build on our customer flow business model, which focuses on customer flow activities. The customer flow model is based on our principal focus of facilitating client transactions in all major global capital markets products and services. We generate customer flow revenues from institutional, corporate, government and high-net-worth customers by (i) advising on and structuring transactions specifically suited to meet client needs; (ii) serving as a market-maker and/or intermediary in the global marketplace, including having securities and other financial instrument products available to allow clients to rebalance their portfolios and diversify risks across different market cycles; (iii) providing investment management and advisory services; and (iv) acting as an underwriter to clients. As part of our customer flow activities, we maintain inventory positions of varying amounts across a broad range of financial instruments that are marked to market daily and, along with proprietary trading positions, give rise to Principal transactions and net interest revenue. The financial services industry is significantly influenced by worldwide economic conditions as well as other factors inherent in the global financial markets. As a result, revenues and earnings may vary from quarter to quarter and from year to year.

        All references to the years 2004, 2003 and 2002 in this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") refer to our fiscal years ended November 30, 2004, 2003 and 2002, or the last day of such fiscal years, as the context requires, unless specifically stated otherwise.

Forward-Looking Statements

        Some of the statements contained in this MD&A, including those relating to our strategy and other statements that are predictive in nature, that depend on or refer to future events or conditions or that include words such as "expects," "anticipates," "intends," "plans," "believes," "estimates" and similar expressions, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements are not historical facts but instead represent only management's expectations, estimates and projections regarding future events. Similarly, these statements are not guarantees of future performance and involve uncertainties that are difficult to predict, which may include, but are not limited to, the factors discussed under "Certain Factors Affecting Results of Operations" below. As a global investment bank, our results of operations have varied significantly in response to global economic and market trends and geopolitical events. The nature of our business makes predicting the future trends of revenues or financial condition difficult. Caution should be used when extrapolating historical results or conditions to future periods.

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

Certain Factors Affecting Results of Operations

        Our financial condition and results of operations may be affected by uncertain or unfavorable economic, market, legal and other conditions. These conditions include but are not limited to:

Market Risk

        Changes in interest and foreign exchange rates, financial instruments and real estate valuations and increases in volatility can increase credit and market risks and may also affect customer-flow-related revenues and proprietary trading revenues as well as affect the volume of debt and equity underwritings and merger and acquisition transactions. We use derivatives and other financial contracts to hedge many of these market risks.

Competitive Environment

        All aspects of our business are highly competitive. Our competitive ability depends on many factors, including our reputation, the quality of our services and advice, intellectual capital, product innovation, execution ability, pricing, and sales efforts and the talent of our personnel. See Part I, Item 1—Business—Competition in this 2004 Annual Report on Form 10-K (the "Form 10-K") for more information about competitive matters.

Investor Sentiment

        Accounting and corporate governance scandals in recent years have had a significant effect on investor confidence. In addition, concerns about geopolitical developments and oil prices, among other things, can affect the global financial markets. See Executive Overview—Business Environment and—Economic Outlook in this MD&A for additional information.

Liquidity

        Liquidity and liquidity management are of critical importance in our industry. Liquidity could be affected by the inability to access the long-term or short-term debt, repurchase or securities-lending markets or to draw under credit facilities, whether due to factors specific to us or to general market conditions. In addition, the amount and timing of uncertain events, such as unfunded commitments and contingencies, could adversely affect cash requirements and liquidity. To mitigate these risks, our liquidity and funding policies have been conservatively designed to maintain sufficient liquid financial resources to continually fund our balance sheet and to meet all expected cash outflows, for one year in a stressed liquidity environment. See Liquidity, Funding and Capital Resources—Liquidity Risk Management in this MD&A for more information.

Credit Ratings

        Our access to the unsecured funding markets is dependent on our credit ratings. A reduction in our credit ratings could adversely affect our access to liquidity alternatives and our competitive position, and could increase the cost of funding or trigger additional collateral requirements. See Liquidity, Funding and Capital Resources—Credit Ratings in this MD&A for more information.

Credit Exposure

        Credit exposure represents the possibility a counterparty will be unable to honor its contractual obligations. Although we actively manage credit exposure daily as part of our risk management framework, counterparty default risk may arise from unforeseen events or circumstances.

Operational Risk

        Operational risk is the risk of loss resulting from inadequate or failed internal or outsourced processes, people, infrastructure and technology, or from external events. We minimize these risks through our strong internal control environment.

Legal and Regulatory

        The securities and financial services industries are subject to extensive regulation under both federal and state laws in the U.S. and under the laws of the many other jurisdictions in which we do business. We also are regulated by a number of self-regulatory organizations such as the National Association of Securities Dealers, the Municipal Securities Rulemaking Board and the National Futures Association, and by national securities and commodities exchanges, including the New York Stock Exchange. Violation of applicable regulations could result in legal and/or administrative proceedings, which may impose censures, fines, cease-and-desist orders or suspension of a firm, its officers or employees. The scrutiny of the financial services industry has increased, which has led to increased regulatory investigations and litigation against financial services firms.

        Legislation and rules adopted both in the U.S. and around the world have imposed substantial new or more stringent regulations, internal practices, procedures and controls and disclosure requirements in such areas as financial reporting, corporate governance, auditor independence, equity compensation plans, restrictions on the interaction between equity research analysts and investment banking personnel and money laundering. The trend and scope of increased compliance requirements may require us to invest in additional resources to ensure compliance.

        We are involved in a number of judicial, regulatory and arbitration proceedings concerning matters arising in connection with the conduct of our business, including actions brought against us and others with respect to transactions in which we acted as an underwriter or financial advisor, actions arising out of our activities as a broker or dealer in securities and actions brought on behalf of various classes of claimants against many securities firms and lending institutions, including us. See Part I, Item 1—Business—Regulation and Part 1, Item 3—Legal Proceedings in this Form 10-K for more information about legal and regulatory matters.

Executive Overview

Summary of Results

        Net income totaled $2.4 billion, $1.7 billion and $975 million in 2004, 2003 and 2002, respectively, up 39% and 74% from the corresponding 2003 and 2002 periods. The 2004 results represent the highest net revenues, net income and earnings per share ever reported, with improved revenues in each of our three business segments and in each geographic region. Diluted earnings per share were $7.90, $6.35 and $3.47 in 2004, 2003 and 2002, respectively, up 24% and 83% from the corresponding 2003 and 2002 periods.

        During 2004, we continued to strengthen our franchise. In Investment Banking we gained significant market share in key activities such as mergers and acquisitions ("M&A") and equity origination, while maintaining our considerable share in fixed income origination. In Capital Markets we continued to broaden our client base, offer best-in-class research services to our clients and invest in technology to bring superior execution to our clients. We also expanded our Capital Markets mortgage origination platform through several business acquisitions. In Investment Management we continued to grow our various platforms by broadening our product offerings, enhancing performance and service levels and increasing our scale. In addition, we have successfully integrated our 2003 acquisitions of Neuberger, The Crossroads Group ("Crossroads") and Lincoln Capital Management ("Lincoln"). As a firm, we continue to invest in our infrastructure and facilities while maintaining our strict discipline around expenses, risk, and capital and liquidity management.

Business Environment

        As a global investment bank, our results of operations have varied significantly in response to global economic and market trends and geopolitical events. A favorable business environment is characterized by many factors, including a stable geopolitical climate, transparent financial markets, low inflation, low interest rates, low unemployment, strong business profitability, and high business and investor confidence. These factors influence levels of debt and equity security issuance and merger and acquisition activity, which affect our Investment Banking business; trading volumes and valuations in secondary financial markets, which affect our Capital Markets businesses; and workforce wealth creation, which affects both our Capital Markets and Investment Management businesses.

        The global business environment in 2004 was mixed but generally favorable compared with recent years due to a combination of factors including positive economic growth, improved corporate profitability, stronger equity markets and low interest rates. The European and Japanese economies cooled as the year progressed, while activity in the U.S. remained vibrant. The market environment in the second half of 2004 became challenging, extending beyond the seasonal summer slowdown to incorporate a series of headline and event-risk items that elevated the level of market uncertainty and held equity trading volumes and volatility down. The Federal Reserve ("Fed") raised interest rates 25 basis points in each of June, August, September and November (and again in December), matching the markets' expectations of a "measured" approach to monetary policy. The Bank of England also raised rates during the year, while the European Central Bank held rates unchanged. While these developments were consistent with expectations, a host of uncertainties weighed on the market for much of the year. Continued turmoil in the Middle East elevated geopolitical risk, and the possibility of terrorism hung over the Athens Olympic games and the political conventions and elections in the U.S. Increased oil demand and constrained supply elevated the price of oil to all-time highs, fueled in part by supply disruptions in the Middle East, events in Russia, the Venezuelan referendum and speculative activity. Election year politics in the U.S. further raised market uncertainty, particularly with respect to future U.S. foreign, tax and fiscal policy. However, the quick resolution of the U.S. presidential election, coupled with stronger payroll data and declining oil prices touched off rallies in both the equity and fixed income markets.

        The S&P 500, Dow Jones Industrial and NASDAQ indices rose 11%, 7% and 7%, respectively, in the year ended November 30, 2004, with much of this growth occurring in the first and fourth quarters. The European recovery, evident in 2003, continued modestly through 2004. In the European equity markets, the FTSE 100 and the DAX composite rose 8% and 10%, respectively, from November 30, 2003. The economies in Asia (excluding Japan) performed strongly in 2004, underpinned by the synchronized global economic recovery and accommodative domestic macroeconomic policies. Japan's economy continues to recover, although deflation remains a persistent threat, which could result in yen depreciation. Against this backdrop, the Nikkei and Hang Seng indices rose 8% and 14%, respectively, compared with November 30, 2003.

        Equity markets.    The U.S. equity markets in 2004 reflected lower volumes and volatility compared with 2003. Monthly average trading volumes on the NASDAQ declined 21% while volumes on the New York Stock Exchange rose 3% compared with 2003. In Europe volumes were broadly comparable to 2003, while in Asia volumes increased significantly. Equity offerings improved significantly compared with 2003, reflecting improved market dynamics and higher valuations. The overall volume of initial public offerings ("IPOs") nearly tripled compared with 2003 as the global economy continued to grow and companies required more capital for expansion. The improvement in IPO and secondary activity helped to offset a significant decline in convertible offerings.

        Fixed income markets.    Despite the Fed's shift in February from maintaining a low interest rate environment for a "considerable period" to a "measured" approach of raising rates beginning in June, interest rates remained low in both absolute and relative terms, and the fixed income markets overall remained strong. Certain credit asset classes experienced lower volatility and trading volumes during the year. Total global debt origination rose 6% in fiscal 2004 compared with 2003 as growth in investment grade and high yield origination totaling 10% and 12%, respectively, was partially offset by declines in mortgage-backed and agency origination of 13% and 10%, respectively.

        Mergers and acquisitions.    The improvement in equity valuations during 2004 coupled with strengthening cash flows enabled companies to consider strategic acquisitions. Completed and announced M&A volumes improved significantly compared with 2003, reflecting strong liquidity, continued interest from financial sponsors and the cautious return of the strategic buyer. During 2004, global M&A announcements rose 27% compared with 2003 and completed M&A transactions rose 34% compared with 2003.

Economic Outlook

        The financial services industry is significantly influenced by worldwide economic conditions in both banking and capital markets. In calendar 2005, we expect the U.S. and Asian (excluding Japan) economies to grow at 3.5% and 6.7% rates, respectively, while we expect more moderate growth rates of 1.5% and 0.6% in Europe and Japan, respectively. We believe the Fed will raise rates an additional 125 basis points, to 3.50% by mid-year—enough to slow growth and quell inflation pressures without creating the risk of a hard landing. Inflation remains a top concern of the Fed, even though price and wage pressures remain fairly muted.

Measured Fed tightening amid solid gross domestic product growth and low inflation should help to create a benign interest rate environment in calendar 2005, as the capital markets have largely factored in expected rate increases. We also anticipate the European Central Bank and Bank of Japan will remain on hold. Corporate profitability remains resilient, even though expectations have moderated compared with 2004. Although we remain somewhat wary about geopolitical risk, the growing deficits in the U.S., and China's efforts to rein in growth, we see resiliency in the global economy as a whole.

        Equity markets.    The equity markets became more constructive in late 2004 after many of the uncertainties of the 2004 third and early fourth quarters played themselves out. After a round of postponements and cancellations during the summer of 2004, offering pipelines stabilized, and companies continue to seek to fund growth. We expect the equity offering calendar to remain robust into 2005. Furthermore, reasonably strong corporate profitability and a benign inflation outlook would increase confidence in the marketplace.

        Fixed income markets.    We see continued signs of resiliency in the fixed income markets attributable to the expected measured pace of interest rate increases, stable credit spreads, the amount of debt maturing in 2005, and the expected increase in M&A-related financings. Fixed income activity is driven in part by absolute interest rates but also is highly correlated with the degree of volatility, the shape of the yield curve and the general improvement in credit quality which, in the aggregate, is contributing to a relatively healthy business environment. The investor base has changed dramatically from the long-only investors of a few years ago to a rapidly-growing hedge fund, and an expanding international investor base. Investors now employ far more developed risk mitigation tools to manage their portfolios. Unlike in 1994, the Fed has been far more transparent in communicating its intentions, and the market successfully absorbed five rate hikes in calendar 2004 and rallied in the process. In addition, the size and diversity of the global fixed income marketplace is significantly larger and broader than ever before and we expect approximately $8.6 trillion of global fixed income origination in calendar 2005, a slight decrease from $8.8 trillion in calendar 2004.

        Mergers and acquisitions.    Companies remain interested in growth, and many have reduced their cost structures as far as possible. During 2004, we saw increased activity from strategic buyers, and we expect the M&A fee pool in 2005 to grow compared with 2004. At the same time, as companies seek to streamline operations or reduce debt, many are divesting non-core businesses, which is helping to drive M&A opportunities.

        Asset management and high net worth.    Our outlook for asset management and services to high-net-worth individuals is also positive, given favorable demographics and the trends toward pension reform, higher savings rates globally and intergenerational wealth transfer. The high-net-worth client increasingly seeks multiple providers and greater asset diversification along with a high service component. We believe the significant expansion of our asset management business, and the generally strong investment-return performance of our asset managers in 2004 positions us well for growth in 2005.

Consolidated Results of Operations(1)

Overview

        Net revenues were $11.6 billion, $8.6 billion and $6.2 billion in 2004, 2003 and 2002, respectively, up 34% and 40% from the corresponding 2003 and 2002 periods. Net income totaled $2.4 billion, $1.7 billion and $975 million in 2004, 2003 and 2002, respectively, up 39% and 74% from the corresponding 2003 and 2002 periods. Diluted earnings per share were $7.90, $6.35 and $3.47 in 2004, 2003 and 2002, respectively, up 24% and 83% from the corresponding 2003 and 2002 periods. The 2004 results represent the highest revenue, net income and earnings per share we have ever reported. The results reflect the enhanced scale we have built—in part by acquisitions—and the diversification we have achieved, coupled with continuing strict discipline in our core competencies around managing expenses, risk and capital. The results also reflect the benefits of the increased scale of our asset management business and the growth of our mortgage origination platform through several business acquisitions. See Consolidated Results of Operations—Business Acquisitions and Dispositions in this MD&A for more information.

        Compensation and benefits expense as a percentage of net revenues was 49.5%, 49.9% and 51.0% in 2004, 2003 and 2002, respectively. Non-personnel expenses as a percentage of net revenues were 20.1%,

20.7% and 26.3% in 2004, 2003 and 2002, respectively. Consequently, pre-tax margin was 30.4%, 29.3% and 22.7% in 2004, 2003 and 2002, respectively.

        Return on average common stockholders' equity was 17.9%, 18.2% and 11.2% in 2004, 2003 and 2002, respectively. Return on average tangible common stockholders' equity(2) was 24.7%, 19.2% and 11.5% in 2004, 2003 and 2002, respectively. Return on average common stockholders' equity and return on average tangible common stockholders' equity are computed by dividing net income applicable to common stock for the period by average common stockholders' equity and average tangible common stockholders' equity, respectively. Management believes average tangible common stockholders' equity is a meaningful measure because it reflects the common stockholders' equity deployed in our businesses.

(1)
Market share, volume and ranking statistics in this MD&A were obtained from Thomson Financial.

(2)
Average tangible common stockholders' equity equals average common stockholders' equity less average identifiable intangible assets and goodwill and is computed as follows:

In millions Year ended November 30	2004	2003	2002
Average common stockholders' equity	$12,843	$9,061	$8,073
Average identifiable intangible assets and goodwill	(3,547)	(471)	(191)

Average tangible common stockholders' equity	$9,296	$8,590	$7,882

Net Revenues

						Percent Change
In millions Year ended November 30	2004	2003		2002		2004/ 2003	2003/ 2002
Principal transactions	$5,699	$4,272	(1)	$1,951		33%	119%
Investment banking	2,188	1,722	(1)	1,731	(1)	27	(1)
Commissions	1,537	1,210		1,286		27	(6)
Interest and dividends	11,032	9,942		11,728		11	(15)
Asset management and other	794	141	(1)	85	(1)	463	66

Total revenues	21,250	17,287		16,781		23	3
Interest expense	9,674	8,640		10,626		12	(19)

Net revenues	$11,576	$8,647		$6,155		34%	40%

(1)
Reclassified to conform to the 2004 presentation.

        Net revenues totaled $11.6 billion, $8.6 billion and $6.2 billion in 2004, 2003 and 2002, respectively. Net revenues in 2004 and 2003 each represented records. Net revenues grew 34% in 2004 compared with 2003, reflecting increases in each of our three business segments and in each geographic region. Investment Banking business segment revenues rose 27% in 2004 compared with 2003 propelled by improvements in Merger and Acquisition Advisory and Equity Underwriting. Capital Markets business segment net revenues rose 28% in 2004 compared with 2003, reflecting record Fixed Income revenues and stronger Equities revenues, leading to record results for the segment. Investment Management business segment net revenues rose 87% in 2004 compared with 2003, primarily due to increased Asset Management revenues associated with business acquisitions, complemented by improved results in the Private Investment Management (formerly Private Client) component of this business segment. Net revenues grew 40% in 2003 compared with 2002, primarily attributable to improved Capital Markets results, which rose 66% compared with 2002, driven by then-record Fixed Income net revenues. Investment Management net revenues rose 13% in 2003 compared with 2002, while Investment Banking net revenues were essentially unchanged in 2003 compared with 2002. See Business Segments in this MD&A for a detailed discussion of net revenues by business segment.

Principal Transactions, Commissions and Net Interest Revenues

        In both the Capital Markets and Investment Management business segments we evaluate revenue performance based on the aggregate of Principal transactions, Commissions and Interest and dividends revenue net of Interest expense ("Net interest revenue"), which includes realized and unrealized gains and losses, commissions associated with transactions and the interest and dividend revenue or expense associated with financing or hedging positions. Caution should be used when analyzing these revenue categories individually because they may not be indicative of the overall performance of the Capital Markets and Investment Management business segments. Principal transactions, Commissions and Net interest revenues rose 27% in 2004 compared with 2003 and 56% in 2003 compared with 2002, totaling $8.6 billion, $6.8 billion and $4.3 billion in 2004, 2003 and 2002, respectively.

        Principal transactions revenue improved 33% in 2004 compared with 2003. Record fixed income revenues in 2004, with notable improvements in mortgage and interest rate products, contributed to the increase together with stronger equity net revenues, particularly in equity derivatives and prime broker activities. Principal transactions revenue rose 119% in 2003 compared with 2002, primarily reflecting then current record revenues from fixed income products. Revenues from equity products also improved in 2003 compared with 2002 as a result of rising global equity indices and improved performance in private equity.

        Commission revenue increased 27% in 2004 compared with 2003, reflecting commission revenue attributable to the acquisition of Neuberger complemented by growth in our trading volumes, despite lower market volumes generally, attributable to both our institutional and high-net-worth clients. Commission revenue declined 6% in 2003 compared with 2002, primarily reflecting lower trading volumes.

        Interest and dividends revenue and Interest expense are a function of the level and mix of total assets and liabilities (primarily financial instruments owned and secured financing activities), the prevailing level of interest rates, and the term structure of our financings. Net interest revenue in 2004 rose 4% compared with 2003 principally due to an increase in interest earning assets. Interest and dividends revenue and Interest expense rose 11% and 12%, respectively, in 2004 compared with 2003 attributable to higher levels of interest- and dividend-earning assets and interest-bearing liabilities coupled with a modest upward shift in interest rates. Net interest revenue rose 18% in 2003 compared with 2002, primarily due to an increase in interest earning assets, including higher levels of secured financing activities, and a steeper yield curve in 2003 that reduced interest expense on secured short-term funding. Interest and dividends revenue and Interest expense declined 15% and 19%, respectively, in 2003 compared with 2002, primarily due to substantial declines in interest rates.

Investment Banking

        Investment banking revenues totaled $2.2 billion in 2004 and $1.7 billion in both 2003 and 2002. Investment banking revenues result primarily from fees and related revenues earned for underwriting public and private offerings of fixed income and equity securities, advising clients on M&A activities and corporate financing activities. Investment banking revenues increased 27% in 2004 compared with 2003, reflecting substantial improvements in M&A advisory and equity underwriting and continued strength in debt underwriting. Investment banking revenues in 2003 were essentially unchanged compared with 2002, as lower equity underwriting and M&A revenues were mostly offset by improved fixed income underwriting revenues. See Business Segments—Investment Banking in this MD&A for a discussion of our Investment Banking business segment.

Asset Management and Other

        Asset management and other revenues primarily result from asset management fees. Asset management and other revenues totaled $794 million, $141 million and $85 million in 2004, 2003 and 2002, respectively. The significant increase in 2004 compared with 2003 is attributable primarily to the October 31, 2003 acquisition of Neuberger, complemented by higher private equity management and incentive fees. The growth in Asset management and other revenues in 2003 compared with 2002 is attributable primarily to the acquisition of Neuberger in October 2003 and the acquisition of Lincoln in January 2003.

Non-Interest Expenses

				Percent Change
In millions Year ended November 30	2004	2003	2002	2004/ 2003	2003/ 2002
Compensation and benefits	$5,730	$4,318	$3,139	33%	38%
Non-personnel expenses (excluding the Special Items described below)	2,309	1,716	1,517	35	13
Other real estate reconfiguration charge	19	77	128	(75)	(40)
September 11th related recoveries, net	—	—	(108)	—	—
Regulatory settlement	—	—	80	—	—

Total non-interest expenses	$8,058	$6,111	$4,756	32%	28%

Compensation and benefits/Net revenues	49.5%	49.9%	51.0%

        Non-interest expenses were $8.1 billion, $6.1 billion and $4.8 billion in 2004, 2003 and 2002, respectively, and include a number of Special Items discussed below. We continue to maintain a strict discipline in our core competency of managing expenses. Compensation and benefits expense as a percentage of net revenues was 49.5%, 49.9% and 51.0% in 2004, 2003 and 2002, respectively. Non-personnel expenses as a percentage of net revenues were 20.1%, 20.7% and 26.3% in 2004, 2003 and 2002, respectively. A significant portion of our expense base is variable, including compensation and benefits, brokerage and clearance, and business development. We expect our variable expenses as a percentage of net revenues to remain in approximately the same proportions in future periods.

        Compensation and benefits expense was $5.7 billion, $4.3 billion and $3.1 billion in 2004, 2003 and 2002, respectively. Headcount totaled approximately 19,600, 16,200 and 12,300 at November 30, 2004, 2003 and 2002, respectively, reflecting a combination of business acquisitions and organic growth. Compensation and benefits expense includes both fixed and variable components. Fixed compensation, consisting primarily of salaries, benefits and amortization of previous years' deferred equity awards, totaled $2.6 billion, $2.0 billion and $1.9 billion in 2004, 2003 and 2002, respectively. The growth of fixed compensation expense in 2004 compared with 2003 was due primarily to the increase in headcount attributable to business acquisitions (see Consolidated Results of Operations—Business Acquisitions and Dispositions in this MD&A) coupled with organic growth related to certain business activity. The growth in fixed compensation expense in 2003 compared with 2002 primarily resulted from the acquisitions as well as an increase in pension expense. Variable compensation, consisting primarily of incentive compensation, commissions and severance, totaled $3.1 billion, $2.3 billion and $1.2 billion in 2004, 2003 and 2002, respectively, as higher revenues resulted in higher incentive compensation. Amortization of deferred stock compensation awards was $800 million, $625 million and $570 million in 2004, 2003 and 2002, respectively.

        Non-personnel expenses totaled $2.3 billion, $1.8 billion and $1.6 billion in 2004, 2003 and 2002, respectively. The increase in non-personnel expenses in 2004 compared with 2003 is attributable to business acquisitions coupled with increased technology initiatives, higher occupancy costs and higher levels of business activity. The increase in non-personnel expenses in 2003 compared with 2002 is attributable primarily to increases in occupancy, technology and communications, and brokerage and clearance expenses, as well as the effect of business acquisitions.

        Technology and communications expenses rose 28% in 2004 compared with 2003 reflecting the business acquisitions, the depreciation of technology assets at new facilities, and increased costs associated with the continued build-out of Capital Markets platforms and infrastructure. Brokerage and clearance expenses rose 23% in 2004 compared with 2003, due primarily to higher volumes in Capital Markets products and expansion in equities-related businesses. Occupancy expenses increased 32% in 2004 compared with 2003 primarily attributable to the business acquisitions and the increased cost of our new facilities in London and Tokyo. Professional fees increased 59% in 2004 compared with 2003 due to the business acquisitions and higher recruiting and legal fees. Business development expenses increased 42% in 2004 compared with 2003 due to the higher level of business activity and the business acquisitions. Other expenses increased 66% in 2004 compared with 2003 attributable primarily to the business acquisitions, including mutual fund distribution costs and the amortization of intangible assets.

        Technology and communications expenses rose 8% in 2003 compared with 2002 reflecting depreciation of technology assets at new facilities and higher spending associated with the enhancement of Capital Markets trading platforms and technology infrastructure. Brokerage and clearance expenses rose 12% in 2003 compared with 2002 primarily attributable to increased volumes in fixed income products and our expansion in equities-related businesses in 2003. Occupancy expenses increased 11% in 2003 compared with 2002 primarily attributable to the increased cost of our new headquarters in New York and additional space needed to accommodate the growth in headcount. Professional fees increased 22% in 2003 compared with 2002, primarily due to higher legal, accounting and audit fees.

        During 2004, we entered into a settlement with our insurance carriers relating to certain legal proceedings noticed to the carriers and initially occurring prior to January 2003. Under the terms of the insurance settlement, the insurance carriers will pay us $280 million. The proceeds of the insurance settlement will be used in resolving these legal proceedings as and if they occur. During 2004, we entered into a Memorandum of Understanding to settle the In re Enron Corporation Securities Litigation class action lawsuit. This $223 million settlement is subject to final court approval. The settlement with our insurance carriers and the settlement under the Memorandum of Understanding did not result in a net gain or loss in our Consolidated Statement of Income. See Part 1, Item 3—Legal Proceedings in this Form 10-K for additional information about the Enron securities class action and related matters.

        Special Items.    Non-interest expenses in 2004 and 2003 include pre-tax real estate charges of $19 million and $77 million, respectively ($11 million and $45 million after-tax, respectively), associated with our 2002 decision to dispose of certain excess real estate. In March 2004, we reached an agreement to exit virtually all of our remaining leased space at our downtown New York City location, which clarified the loss on this location and resulted in the $19 million charge. Non-interest expenses in 2002 include a pre-tax net gain of $108 million ($60 million after-tax) associated with September 11th related costs and insurance settlement proceeds, a $128 million pre-tax charge ($82 million after-tax) associated with decisions to reconfigure certain global real estate facilities and an $80 million pre-tax charge ($56 million after-tax) related to the settlement of allegations of research analyst conflicts of interest. The 2004, 2003 and 2002 real estate reconfiguration charges were recognized in accordance with Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." These charges represent estimated sublease losses expected to be incurred upon exiting certain of our facilities, primarily in London and New York. Substantially all of such facilities were subleased at November 30, 2004. The net pre-tax effect of the 2002 Special Items is a charge of $100 million. Additional information about the Special Items can be found in Notes 19 and 20 to the Consolidated Financial Statements.

Income Taxes

        The provisions for income taxes totaled $1.1 billion, $765 million and $368 million in 2004, 2003 and 2002, respectively. These provisions resulted in effective tax rates of 32.0%, 30.2% and 26.3% for 2004, 2003 and 2002, respectively. The increases in the effective tax rates in 2004 and 2003 compared with the respective prior years were primarily due to higher levels of pre-tax income, which reduced the effect of permanent differences. See Note 18 to the Consolidated Financial Statements for additional information about income taxes.

Business Acquisitions and Dispositions

        Capital Markets.    During 2004, we acquired three mortgage banking platforms for an aggregate cost of approximately $184 million. In addition, we sold our reverse mortgage originator for approximately $42 million. The gain on the sale was not significant. We believe the acquisitions add long-term value to our mortgage franchise by allowing further vertical integration of the business platform. Mortgage loans originated by the acquired companies are intended to provide a more cost efficient source of loan product for our securitization pipeline. During 2003, we acquired controlling interests in two mortgage loan originators for an aggregate cost of approximately $35 million. Headcount associated with these acquisitions were approximately 1,300 and 2,000 for 2004 and 2003, respectively.

        Investment Management.    In October 2003, we purchased Neuberger as part of our strategic plan to build out our Investment Management business segment. The Neuberger acquisition increased our revenues from fee-based activities, allowing for reduced cross-cycle earnings volatility. The acquisition is providing revenue synergies by making Neuberger products available to our network of institutional and high-net-worth individual clients in all three geographic regions and offering Neuberger clients an expanded range of investment and risk management products, including structured capital markets products, private equity, and other alternative asset management products.

        We purchased Neuberger for a net purchase price of approximately $2.5 billion, including cash consideration and incidental costs of $682 million, equity consideration of approximately $2.1 billion (including 32.3 million shares of common stock, 0.3 million shares of restricted common stock and 3.5 million vested stock options) and excluding cash and short-term investments acquired of $276 million. We also issued approximately 0.5 million shares of restricted common stock valued at $42 million, which is subject to future service requirements and is being amortized over the applicable service periods. The integration continues to proceed well and revenue and cost synergy targets have been substantially achieved.

        In October 2003, we also acquired substantially all of the operating assets of Crossroads, a diversified private equity fund manager, which expanded our global private equity franchise. In January 2003, we acquired the fixed income asset management business of Lincoln. The cost of these acquisitions aggregated $137 million.

        These acquisitions were made as part of our strategic plan to build out our Investment Management business segment. On the dates of acquisition, headcounts associated with these entities aggregated approximately 1,400. See Note 6 to the Consolidated Financial Statements for additional information about these acquisitions.

Business Segments

        We operate in three business segments (each of which is described below): Investment Banking, Capital Markets and Investment Management. These business segments generate revenues from institutional, corporate, government and high-net-worth individual clients and customers, which are recognized in all revenue categories in the Consolidated Statement of Income. Net revenues also contain certain internal allocations, including funding costs, which are centrally managed. In both the Capital Markets and Investment Management business segments we evaluate revenue performance based on the aggregate of Principal transactions, Commissions and Net interest revenues, which includes realized and unrealized gains and losses, commissions associated with transactions and the interest and dividend revenue or expense associated with financing or hedging positions. Caution should be used when analyzing these revenue categories individually because they may not be indicative of the overall performance of the Capital Markets and Investment Management business segments.

        The following table summarizes the net revenues of our business segments:

Business Segments

				Percent Change
In millions Year ended November 30	2004	2003	2002	2004/ 2003	2003/ 2002
Net revenues:
Investment Banking	$2,188	$1,722	$1,731	27%	(1)%
Capital Markets	7,694	6,018	3,620	28	66
Investment Management	1,694	907	804	87	13

Total net revenues	11,576	8,647	6,155	34	40
Compensation and benefits	5,730	4,318	3,139	33	38
Non-personnel expenses(1)	2,328	1,793	1,617	30	11

Income before taxes	$3,518	$2,536	$1,399	39%	81%

(1)
Non-personnel expenses include the Special Items. Additional information about these Special Items can be found in Results of Operations—Non-Interest Expenses in this MD&A and in Notes 19 and 20 to the Consolidated Financial Statements. The following business segment discussions exclude the Special Items.

Investment Banking

				Percent Change
In millions Year ended November 30	2004	2003	2002	2004/ 2003	2003/ 2002
Investment banking revenues	$2,188	$1,722	$1,731	27%	(1)%
Non-interest expenses(1)	1,601	1,321	1,321	21	—

Income before taxes(1)	$587	$401	$410	46%	(2)%

(1)
Excludes the Special Items.

        The Investment Banking business segment is made up of Advisory Services and Global Finance activities that serve our corporate and government clients. The segment is organized into global industry groups—Communications, Consumer/Retailing, Financial Institutions, Financial Sponsors, Healthcare, Industrial, Media, Natural Resources, Power, Real Estate and Technology—that include bankers who deliver industry knowledge and expertise to meet clients' objectives. Specialized product groups within Advisory Services, including M&A and restructuring, and within Global Finance, including Equity Capital Markets, Debt Capital Markets, Leveraged Finance, Private Placements,

Derivatives and Product Development, are partnered with relationship managers in the global industry groups to provide comprehensive financial solutions for clients.

Investment Banking Revenues

				Percent Change
In millions Year ended November 30	2004	2003	2002	2004/ 2003	2003/ 2002
Debt Underwriting	$1,002	$980	$886	2%	11%
Equity Underwriting	560	363	420	54	(14)
Merger and Acquisition Advisory	626	379	425	65	(11)

	$2,188	$1,722	$1,731	27%	(1)%

        Revenues totaled $2.2 billion in 2004 and $1.7 billion in both 2003 and 2002. Revenues increased 27% in 2004 compared with 2003, reflecting significant improvements in M&A advisory and global equity underwriting activities. Our increased market share in these areas, together with industry-wide market volume increases, provided the basis for the revenue increases. Industry-wide debt origination volumes remained robust in 2004, up 6% from 2003. Investment banking revenues in 2003 were essentially unchanged compared with 2002, as lower equity underwriting and M&A advisory revenues were largely offset by higher debt underwriting revenues.

        Debt underwriting revenues were a record in 2004 for the third consecutive year, rising 2% compared with 2003, despite challenging market conditions including rising interest rates, corporate pre-funding in late 2003 and the rally of the global equity markets. Our global debt origination volumes in 2004 rose 6% compared with 2003, while industry-wide global debt origination volumes rose 6% in the same period, as clients continued to take advantage of low interest rates and tight credit spreads. Improved leveraged finance revenues in 2004 essentially offset a decline in high grade revenues. Our global debt origination ranking improved to number four for calendar 2004, up from number five for calendar 2003, while our market share declined slightly to 6.7% in calendar 2004 compared with 7.0% in calendar 2003. Our debt origination fee backlog at November 30, 2004 of approximately $148 million rose 68% compared with November 30, 2003. However, debt origination fee backlog is generally less indicative of the level of future business due to the increased use of the shelf registration process. Debt underwriting revenues increased 11% in 2003 compared with 2002, as the tightening of credit spreads and a full year of historically low interest rates resulted in near record debt underwriting volumes. Industry-wide fixed income origination volume rose 25% in 2003 compared with 2002, while our fixed income origination volume was up 26%. Investment grade and high yield market underwriting volumes were particularly strong as credit spreads tightened in 2003 compared with 2002. The market volume growth in 2003 was largely in high grade debt, which generally has lower fee spreads. Our market share of global debt underwriting volumes in calendar 2003 of 7.0% was up slightly from 6.9% in calendar 2002.

        Equity underwriting revenues grew 54% in 2004 compared with 2003 as improved investor confidence and corporate profitability drove improved equity origination volumes. Industry-wide equity origination volumes rose 48% in 2004 compared with 2003, while our equity origination volumes rose 51% in the same period. The 2004 results reflect strong growth in our volumes of IPOs and secondary issuances while convertible underwritings were essentially unchanged compared with 2003. We substantially increased our global equity origination market share to 4.3% in calendar 2004 compared with 3.3% in calendar 2003. Our equity-related fee backlog (for both filed and unfiled transactions) at November 30, 2004 of approximately $279 million rose 64% compared with November 30, 2003. Equity underwriting revenues declined 14% in 2003 compared with 2002 primarily due to change in the mix of equity underwriting, with IPOs, which generally are more lucrative, contributing only 14% of market volume in 2003, down from 23% in 2002. Industry-wide global equity market volumes declined 2% in 2003 compared with 2002. Our global equity-related market share increased slightly to 3.3% in calendar 2003 from 3.2% in calendar 2002.

        M&A advisory fees rose 65% in 2004 compared with 2003, as we substantially improved our M&A market position for completed transactions in calendar 2004 with a 15.8% market share, up from a 9.0% market share for calendar 2003. M&A completed market transaction volumes increased 34% in fiscal 2004 to their highest levels since 2000, driven by an improving economy and higher stock market valuations. Activity from strategic buyers improved and sponsor activity, which accounts for a growing percentage of volumes, remained strong. While our M&A fee backlog at November 30, 2004 of approximately $135 million declined 11% compared with November 30, 2003, we believe this decrease to be driven by timing issues and expect a further strengthening of M&A market activities in 2005. M&A advisory fees declined 11% in 2003 compared with 2002, as M&A activity was extremely weak with the market volume for completed transactions in 2003 reaching its lowest level since 1996. M&A activities were negatively affected by lackluster global growth rates in the first half of 2003, weak investor confidence amid geopolitical concerns and uncertainty regarding the global economic recovery. M&A global market volume for completed transactions was down 17% in 2003 compared with 2002 while our completed transaction volume was down only 5%. Our market share for completed transactions in calendar 2003 was 9.0%, down from 10.3% in calendar 2002.

        Non-interest expenses rose 21% in 2004 compared with 2003, attributable to an increase in compensation and benefits expense related to improved performance coupled with higher non-personnel expenses—principally business development expenses. Non-interest expenses were unchanged in 2003 compared with 2002 reflecting an increase in compensation and benefits expense related to the improved environment at the end of 2003, offset by lower business development expense as spending was curtailed in early 2003 when the market environment was subdued.

        Income before taxes rose 46% to $587 million in 2004, up from $401 million in 2003. Income before taxes declined 2% in 2003 compared with 2002. Pre-tax margin was 27%, 23% and 24% in 2004, 2003 and 2002, respectively.

Capital Markets

					Percent Change
In millions Year ended November 30	2004	2003		2002	2004/ 2003	2003/ 2002
Principal transactions	$5,255	$3,792	(1)	$1,474	39%	157%
Commissions	1,033	911		1,059	13	(14)
Interest and dividends	10,999	9,903		11,691	11	(15)
Other	49	22	(1)	1	123	—

Total revenues	17,336	14,628		14,225	19	3
Interest expense	9,642	8,610		10,605	12	(19)

Net revenues	7,694	6,018		3,620	28	66
Non-interest expenses(2)	5,168	4,011		2,722	29	47

Income before taxes(2)	$2,526	$2,007		$898	26%	123%

(1)
Reclassified to conform to the 2004 presentation.

(2)
Excludes the Special Items.

        The Capital Markets business segment includes institutional customer flow activities, prime brokerage, research, and secondary-trading and financing activities in fixed income and equity products. These products include a wide range of cash, derivative, secured financing and structured instruments and investments. We are a leading global market-maker in numerous equity and fixed income products including U.S., European and Asian equities, government and agency securities, money market products, corporate high grade, high yield and emerging market securities, mortgage- and asset-backed securities, preferred stock, municipal securities, bank loans, foreign exchange, financing and derivative products. We are one of the largest investment banks in terms of U.S. and pan-European listed equities trading volume, and we maintain a major presence in over-the-counter ("OTC") U.S. stocks, major Asian large capitalization stocks, warrants, convertible debentures and preferred issues. In addition, the secured financing business manages our equity and fixed income matched book activities, supplies secured financing to institutional clients and customers, and provides secured funding for our inventory of equity and fixed income products. The Capital Markets segment also includes proprietary activities including investments in real estate and private equity.

        See Consolidated Results of Operations—Business Acquisitions and Dispositions in this MD&A and Note 6 to the Consolidated Financial Statements for information about Capital Markets-related business acquisitions and dispositions completed during 2004 and 2003.

Capital Markets Net Revenues

				Percent Change
In millions Year ended November 30	2004	2003	2002	2004/ 2003	2003/ 2002
Fixed Income	$5,739	$4,391	$2,619	31%	68%
Equities	1,955	1,627	1,001	20	63

	$7,694	$6,018	$3,620	28%	66%

        Net revenues totaled $7.7 billion, $6.0 billion and $3.6 billion in 2004, 2003 and 2002, respectively. Net revenues rose 28% in 2004 compared with 2003 on higher customer flow levels and reflect strong contributions from both Fixed Income and Equities. Fixed Income revenues improved in 2004 compared with 2003 as a favorable interest rate environment helped drive strength in mortgage originations and securitizations as well as interest rate products, and the declining dollar drove higher foreign exchange activity. Equities delivered improved revenues in 2004 compared with 2003 on higher customer flow levels, particularly in equity derivatives products and our prime broker business, as equity market valuations improved compared with 2003. Capital Markets net revenues in 2004 represent the fifth consecutive year of record performance in Fixed Income and the second highest revenue level in Equities. Net revenues rose 66% in 2003 compared with 2002, reflecting strong growth in both Fixed Income and Equities.

        Fixed Income net revenues were a record $5.7 billion, increasing 31% in 2004 compared with 2003. Market conditions were generally favorable in 2004 as evidenced by continued low interest rates, tightening credit spreads and volatile currency markets. Our diverse set of fixed income asset classes experienced improved results across a broad range of asset classes reflecting the increased scale and regional diversity of our business. The mortgage securitization business was notably strong, with revenues in mortgage products benefiting from the low rate environment as well as the continued vertical integration of our mortgage origination platforms. Interest rate products benefited from robust customer flow activity as investors sought derivative hedging solutions amid an environment of increased interest rate volatility in the first half of 2004. Foreign exchange revenues also rose as the U.S. dollar weakened in the latter half of 2004. Partially offsetting these increases were reduced contributions from credit products in 2004 compared with 2003. High grade credit products saw reduced customer flow activity as investors sought additional yield amid the further tightening of credit spreads. High yield credit products benefited from the continued tightening of credit spreads in 2004, although at a reduced level compared with 2003 record results. Fixed Income net revenues increased 68% in 2003 compared with 2002 as historically low interest rates, significant credit spread tightening, and volatile currency markets all contributed to a highly favorable environment for fixed income products and strong customer flow activities. Results improved across a broad range of asset classes in 2003 compared with 2002 including high yield, mortgage, interest rate, and municipal products. High yield products had record results, driven by strong customer trading activities and improved proprietary position revenues. Mortgage-related products were bolstered by robust refinancings driven by the historically low interest rate environment, slightly offset by a softening of certain sectors within the commercial real estate market.

        Equities net revenues grew 20% in 2004 compared with 2003 on higher customer flow levels, particularly in equity derivative products and our prime broker activities, as equity market valuations improved compared with 2003. Derivative revenues were particularly strong, as customers increasingly used customized derivative products to hedge risk and reduce concentrations. Prime broker activity continued to benefit from growth in customer financing balances and an expanding client base, as total balances increased 72% compared with November 30, 2003. The 2004 results also reflect higher private equity gains compared with 2003. These improvements were partially offset by lower revenues from our convertibles business due to a sharp drop in market volatility globally resulting in lower valuations on convertible debt coupled with a lower level of origination activity, which also affected secondary activity. Equities net revenues rose 63% in 2003 compared with 2002 as improvements in the global economy and stronger corporate earnings fueled a steady improvement in global equity indices that began in March 2003 and continued through year end. The rise in global equity indices contributed to improved performance in a number of asset classes including derivatives, convertibles, and private equity investments. While U.S. equity trading volumes declined slightly, European and Asian markets experienced a rise in trading volumes contributing to improved performance in these regions. Derivatives benefited from improved customer flow activity, as customers increasingly used customized derivative products to hedge risk and reduce concentrations. Convertibles revenues were bolstered by improved credit markets and strong customer activity on the heels of increased new issuance activity.

        Interest and dividends revenue and Interest expense are a function of the level and mix of total assets and liabilities (primarily financial instruments owned and secured financing activities), the prevailing level of interest rates, and the term structure of our financings. Net interest revenue in 2004 rose 5% compared with 2003 primarily due to an increase in interest earning assets. Interest and dividends revenue and Interest expense rose 11% and 12%, respectively, in 2004 compared with 2003 attributable to higher levels of interest- and dividend-earning assets and interest-bearing liabilities coupled with a modest upward shift in interest rates. Net interest revenue rose 19% in 2003 compared with 2002, primarily due to an increase in total assets, including higher levels of secured financing activities, and a steeper yield curve in 2003 that reduced interest expense on secured short-term funding. Interest and dividends revenue and Interest expense declined 15% and 19%, respectively, in 2003 compared with 2002, primarily due to substantial declines in interest rates.

        Non-interest expenses increased to $5.2 billion in 2004 from $4.0 billion in 2003 and $2.7 billion in 2002. The growth in non-interest expenses in both comparisons reflects higher Compensation and benefits expense related to improved revenue performance coupled with higher non-personnel expenses. Non-personnel expenses grew primarily due to increased technology and communications expenses associated with the business acquisitions and the continued investments in our trading platforms, higher brokerage and clearance costs associated with higher trading volumes, as well as higher professional fees incurred in the current industry environment. Occupancy expenses also increased attributable to our new facilities in London and Tokyo.

        Income before taxes rose 26% to $2.5 billion in 2004 compared with $2.0 billion in 2003. Income before taxes increased 123% in 2003 compared with 2002. Pre-tax margin was 33%, 33% and 25% in 2004, 2003 and 2002, respectively.

Investment Management

						Percent Change
In millions Year ended November 30	2004	2003		2002		2004/ 2003	2003/ 2002
Principal transactions	$444	$480		$477		(8)%	1%
Commissions	504	299		227		69	32
Interest and dividends	33	39		37		(15)	5
Asset management and other	745	119	(1)	84	(1)	526	42

Total revenues	1,726	937		825		84	14
Interest expense	32	30		21		7	43

Net revenues	1,694	907		804		87	13
Non-interest expenses(2)	1,270	702		613		81	15

Income before taxes(2)	$424	$205		$191		107%	7%

(1)
Reclassified to conform to the 2004 presentation.

(2)
Excludes the Special Items.

        The Investment Management business segment (formerly Client Services) consists of the Private Investment Management and Asset Management business lines. Private Investment Management generates customer-flow transactional revenues from high-net-worth clients and Asset Management generates primarily fee-based revenues from customized investment management services for high-net-worth clients as well as asset management fees from mutual fund and other institutional investors. Asset Management also generates management and incentive fees from our role as general partner for private equity and other alternative investment partnerships.

        See Consolidated Results of Operations—Business Acquisitions and Dispositions in this MD&A and Note 6 to the Consolidated Financial Statements for information about Investment Management-related business acquisitions completed during 2003.

Investment Management Net Revenues

				Percent Change
In millions Year ended November 30	2004	2003	2002	2004/ 2003	2003/ 2002
Private Investment Management	$854	$766	$714	11%	7%
Asset Management	840	141	90	496	57

	$1,694	$907	$804	87%	13%

Assets Under Management

In billions November 30	2004	2003(1)
Opening balance	$120.1	$8.6
Net additions	5.6	109.8	(2)
Net market appreciation	11.0	1.7

Total increase	16.6	111.5

Assets Under Management, November 30	$136.7	$120.1

(1)
Assets under management at November 30, 2003 have been restated to include $3.9 billion of discretionary brokerage cash management assets.

(2)
Includes approximately $101.3 billion attributable to the Lincoln and Neuberger acquisitions and $3.9 billion of discretionary brokerage cash management assets.

Composition of Assets Under Management

			Percent Change
In billions November 30	2004	2003	2004/ 2003
Money markets(1)	$19.0	$18.4	3%
Fixed income	51.7	49.2	5
Equity	54.3	43.1	26
Alternative investments	11.7	9.4	24

	$136.7	$120.1	14%

(1)
Money market assets under management at November 30, 2003 have been restated to include $3.9 billion of discretionary brokerage cash management assets.

        Net revenues totaled $1.7 billion, $907 million and $804 million in 2004, 2003 and 2002, respectively. Net revenues increased 87% in 2004 compared with 2003, primarily due to business acquisitions completed during 2003, most notably the Neuberger acquisition completed in October 2003. Net revenues increased 13% in 2003 compared with 2002, primarily due to business acquisitions as well as increased distribution of products to high-net-worth clients.

        Private Investment Management net revenues rose 11% to a record $854 million in 2004 compared with 2003, driven by sales of equity products, which benefited from improved market conditions, partially offset by modestly lower sales of fixed income products attributable to rising interest rates. Sales of equity cash and derivative products were particularly strong in 2004. Private Investment Management net revenues increased 7% in 2003 compared with 2002 reflecting strong fixed income product distribution activities partially offset by lower equity sales, as investors were cautious in the first half of 2003 before gradually beginning to shift asset allocations in the latter half of the year.

        Asset Management net revenues increased to $840 million in 2004 compared with $141 million in 2003, primarily as a result of business acquisitions as well as increased private equity fees. Total fees from private equity were $117 million and $28 million in 2004 and 2003, respectively. Private equity fees increased in 2004 as a result of new fund offerings as well higher incentive fees, which totaled $63 million and $2 million in 2004 and 2003, respectively. Asset management net revenues increased 57% in 2003 compared with 2002 as a result of business acquisitions, partially offset by a decline in private equity management fees attributable to the expiration of commitment periods on two of our funds.

        Assets under management increased $16.6 billion to $136.7 billion at November 30, 2004 compared with November 30, 2003 reflecting net client inflows of $5.6 billion and net market appreciation of $11.0 billion. Assets under management increased $111.5 billion to $120.1 billion at November 30, 2003 compared with $8.6 billion at November 30, 2002, primarily attributable to business acquisitions.

        Non-interest expenses totaled $1.3 billion, $702 million and $613 million in 2004, 2003 and 2002, respectively. The increase in non-interest expenses in 2004 compared with 2003 is primarily due to business acquisitions, including higher compensation and benefits, mutual fund distribution costs and the amortization of intangible assets. Non-interest expenses in 2003 rose 15% compared with 2002 primarily due to business acquisitions, coupled with higher compensation and benefits expense related to organic revenue growth.

        Income before taxes rose to $424 million in 2004 compared with $205 million in 2003 and $191 million in 2002. Pre-tax margin was 25%, 23% and 24% in 2004, 2003 and 2002, respectively.

Geographic Diversification

Net Revenues by Geographic Region

				Percent Change
In millions Year ended November 30	2004	2003	2002	2004/ 2003	2003/ 2002
Europe	$2,104	$1,864	$1,674	13%	11%
Asia Pacific and other	1,247	875	612	43	43

Total International	3,351	2,739	2,286	22	20
U.S.	8,225	5,908	3,869	39	53

	$11,576	$8,647	$6,155	34%	40%

        International net revenues were $3.4 billion, $2.7 billion and $2.3 billion in 2004, 2003 and 2002, respectively, representing approximately 29%, 32%, and 37% of total net revenues in 2004, 2003 and 2002, respectively. International net revenues grew 22% to a record $3.4 billion in 2004 compared with 2003 and 20% in 2003 compared with 2002. Revenues in 2004 compared with 2003 reflect improvements in both Capital Markets and Investment Banking and represent the highest revenues ever in Asia and the second highest revenues in Europe. Revenues in 2003 compared with 2002 also reflect improvements in both Capital Markets and Investment Banking.

        Net revenues in Europe increased 13% in 2004 compared with 2003, attributable to improvements in both Capital Markets and Investment Banking. The Capital Markets improvement reflects strong mortgage securitization and foreign exchange results as well as equity cash and derivatives results. These improvements were partially offset by lower results in real estate attributable to the further softening of certain sectors within the commercial real estate market and lower results in convertibles as the rising interest rate environment in the second half of 2004 negatively affected the convertible market. Investment Banking revenues were up significantly as we continued to gain market share in both equity and debt origination, although M&A market share declined. Net revenues increased 11% in 2003 compared with 2002, attributable to improvements in the capital markets environment, primarily equities, driven by increased customer flow activity in derivative and convertible products. Investment Banking revenue grew, driven by increased activity in debt and equity origination. These improvements were partially offset by declines in Fixed Income Capital Markets revenues due to a softening of certain sectors within the commercial real estate markets and in M&A.

        Net revenues in Asia Pacific and other were a record, increasing 43% in 2004 compared with 2003 with strong revenue growth in both Capital Markets and Investment Banking. Fixed Income Capital Markets customer activity increased in high yield, mortgage products and foreign exchange. Equities Capital Markets results improved in 2004 compared with 2003 reflecting rallies and higher volumes in the Asian equity markets. Net revenues in 2003 increased 43% compared with 2002, attributable to improved performance in Capital Markets and Investment Banking. Fixed Income Capital Markets revenue increased primarily due to a higher level of activity in interest rate products. Equities Capital Markets revenue growth was driven by strength in derivatives corresponding with the increase in the Nikkei. Investment Banking revenue also grew, driven by our improved position in advisory activity, where our completed M&A market share improved to 11.5% in calendar 2003 compared with 4.6% in calendar 2002.

Liquidity, Funding and Capital Resources

        Management's Finance Committee is responsible for developing, implementing and enforcing our liquidity, funding and capital policies. These policies include recommendations for capital and balance sheet size as well as the allocation of capital and balance sheet to the business units. Through the establishment and enforcement of capital and funding limits, management's Finance Committee oversees compliance with policies and limits with the goal of ensuring we are not exposed to undue funding or liquidity risk.

Liquidity Risk Management

        We view liquidity and liquidity management as critically important in our industry. Our funding strategy seeks to ensure we maintain sufficient liquid financial resources to continually fund our balance sheet and meet all of our funding obligations across all market environments.

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

  •
  A firm's legal entity structure may constrain liquidity. Some regulators or rating agency considerations may prevent the free flow of funds between the subsidiaries they supervise ("Restricted Subsidiaries") and Holdings and its other subsidiaries ("Unrestricted Subsidiaries"). Consequently, we seek to ensure the Restricted Subsidiaries on the one hand, and Holdings and its Unrestricted Subsidiaries collectively on the other, have sufficient "stand-alone" liquidity and that there is no "cross subsidization" of liquidity from these Restricted Subsidiaries to Holdings and its Unrestricted Subsidiaries.

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

        Liquidity Pool.    Our policy is to maintain a liquidity pool for Holdings and its Unrestricted Subsidiaries that would cover, in a stressed liquidity environment, all expected cash outflows for one year. This liquidity pool is invested in cash and unencumbered liquid collateral that can be monetized at short notice in all market environments to provide liquidity to Holdings, which issues most of the unsecured debt. At November 30, 2004, the estimated pledge value of this portfolio, along with the undrawn portion of Holdings' committed credit facility (see Liquidity, Funding and Capital Resources—Credit Facilities in this MD&A), totaled approximately $18.7 billion. Cash and unencumbered liquid assets that are presumed to be "trapped" in a Restricted Subsidiary or required for operational purposes are not counted as available liquidity to Holdings and its Unrestricted Subsidiaries.

        Our liquidity pool is expected to be available to cover expected cash outflows in a stressed liquidity environment including:

  •
  The repayment of all unsecured debt of Holdings and its Unrestricted Subsidiaries maturing within twelve months ($10.0 billion at November 30, 2004). We assume that, in a stressed liquidity environment, we will have no access to the unsecured debt market for a full year.

  •
  The drawdown of commitments to extend credit made by Holdings and its Unrestricted Subsidiaries based on an analysis of the probability of such drawdown (see Summary of Contractual Obligations and Commitments—Lending-Related Commitments in this MD&A).

  •
  Additional collateralization of derivative contracts and other secured funding arrangements by Holdings and its Unrestricted Subsidiaries to counterparties that would be required in the event of a lowering of debt ratings (see Liquidity, Funding and Capital Resources—Credit Ratings in this MD&A).

  •
  The funding of anticipated equity repurchases as we manage our equity base (including offsetting the dilutive effect of our employee incentive plans—see Liquidity, Funding and Capital Resources—Stock Repurchase Program in this MD&A).

        These projected outflows are re-assessed weekly and as they change we adjust the size requirement for the liquidity pool.

        The liquidity of the Restricted Subsidiaries is separately managed to comply with their applicable liquidity and capital requirements and to minimize dependence on Holdings and its Unrestricted Subsidiaries.

        In addition to our liquidity pool described above, we have a significant amount of additional unencumbered assets as a result of our business activities. At November 30, 2004, the estimated pledge value of these unencumbered assets totaled approximately $40.3 billion—$38.5 billion of which was held by Restricted Subsidiaries.

        Long-Term Funding Sources and Requirements.    Cash capital (i.e., stockholders' equity and liabilities with remaining terms of over one year) is a measure we use to assess our long-term funding sources and requirements. Our policy is to operate with an excess of long-term funding sources over our long-term funding requirements.

        In 2004, we added materially to our cash capital sources (i.e., total stockholders' equity and long-term debt excluding current portion, other liabilities with remaining terms greater than one year and deposit liabilities at our banking institutions, Lehman Brothers Bank, FSB ("LBB") and Lehman Brothers Bankhaus AG ("LBBAG")). These regulated bank entities operate in a deposit-protected environment and are able to source low-cost unsecured funds that are generally insulated from a Company-specific or market liquidity event, thereby providing a reliable funding source for the mortgage products and selected loan assets they fund.

        We also consider the undrawn portion of our committed facilities at Holdings and LBBAG as a source of cash capital because, in contrast to regular backstop facilities, which remain undrawn, these facilities are drawn as part of our regular funding—typically 25% to 30% of the time (see Liquidity, Funding and Capital Resources—Credit Facilities in this MD&A).

        At November 30, 2004 and 2003, we had cash capital sources of $79 billion and $64 billion, respectively, across all legal entities—the majority of it being long-term debt.

Cash Capital Sources

In billions November 30	2004	2003
Total stockholders' equity	$15	$13
Preferred securities subject to mandatory redemption	—	1
Long-term debt, excluding current portion	49	36
Core deposit liabilities at LBB and LBBAG	10	8
Other long-term secured obligations	3	4
Undrawn portion of unsecured committed facilities	2	2

Total cash capital sources	$79	$64

        Cash capital is used to fund the following long-term funding requirements:

  •
  Less liquid assets, such as fixed assets and goodwill.

  •
  Less liquid inventory, such as high yield loans, private equity investments, commercial mortgages and certain real estate positions.

  •
  Unencumbered inventory, irrespective of collateral quality. Unencumbered inventory outside of Restricted Subsidiaries, unless intentionally held as part of the liquidity pool, is conservatively assumed to be unfundable on a secured basis due to operation inefficiencies (for example, because it is in transit between depots). We do not assume we can improve operational effectiveness during a liquidity event and therefore intentionally fund all unencumbered positions that are not boxed with cash capital.

  •
  Secured funding "haircuts" (i.e., the difference between the market value of the available inventory and the value of cash advanced to us by counterparties against that inventory).

  •
  Operational cash deposited at banks.

  •
  Liquid investments held to fund certain projected cash outflows as described in Liquidity, Funding and Capital Resources—Liquidity Pool in this MD&A. These investments are managed as part of the liquidity pool.

        At November 30, 2004 and 2003, we had $10 billion and $11 billion, respectively, of cash capital surpluses across all legal entities. Of the $10 billion in cash capital surplus at November 30, 2004, $7 billion is available to Holdings and its Unrestricted Subsidiaries. We target maintaining a cash capital surplus available to Holdings and its Unrestricted Subsidiaries of not less than $2 billion.

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

        Contingency Funding Plan.    We have developed and regularly update a Contingency Funding Plan, which represents a detailed action plan to manage a stress liquidity event, including a communication plan for creditors, investors and clients. The contingency plan considers two types of liquidity stress events—a Company-specific event, where there are no issues with the overall market liquidity, but stress on our Company liquidity; and a broader market-wide event, which affects not just our Company but the entire market.

        In a Company-specific event, we assume we would lose access to the unsecured funding market for a full year and have to rely on the large liquidity pool available to Holdings and its Unrestricted Subsidiaries to continue to fund our balance sheet. Minimizing refinancing risk in our debt portfolio by limiting maturity and investor concentration and using conservative assumptions regarding cash capital required to meet funding requirements are our principal liquidity risk mitigants in these circumstances.

        In a market liquidity event, in addition to the pressure of a Company-specific event, we also assume that, because the event is market wide, counterparties to whom we have extended liquidity facilities draw on these facilities. To mitigate the effect of a market liquidity event we have developed access to additional liquidity sources beyond the liquidity pool at Holdings. These sources include unutilized funding capacity in our banks, LBB and LBBAG; special funding vehicles pre-funded with short-term liquid instruments; and unutilized capacity in bilateral bank facilities described under "Credit Facilities" below.

        We perform regular assessments of our funding requirements in stress liquidity scenarios to ensure we can meet all our funding obligations in all market environments.

Funding and Capital Resources

        We believe Total Capital (defined as long-term debt plus total stockholders' equity) is useful to investors as a measure of our financial strength because it aggregates our long-term funding sources.

Total Capital

In millions November 30	2004	2003
Long-term debt:
Senior notes	$53,561	$41,303
Subordinated indebtedness(1)	2,925	2,226

Subtotal	56,486	43,529

Preferred securities subject to mandatory redemption(2)	—	1,310
Stockholders' equity:
Preferred stockholders' equity	1,345	1,045
Common stockholders' equity	13,575	12,129

Subtotal	14,920	13,174

Total Capital	$71,406	$58,013

(1)
Includes $1.0 billion of junior subordinated debentures at November 30, 2004.

(2)
We adopted FIN 46R effective February 29, 2004, which required us to deconsolidate trusts that issue preferred securities subject to mandatory redemption. Accordingly, at February 29, 2004 and subsequent period ends, Subordinated indebtedness includes junior subordinated debentures that at November 30, 2003 and prior period ends were classified as Preferred securities subject to mandatory redemption. See Accounting and Regulatory Developments in this MD&A and Note 9 to the Consolidated Financial Statements.

        Our Total Capital increased 23% to $71.4 billion at November 30, 2004 compared with $58.0 billion at November 30, 2003. The increase in Total Capital primarily resulted from a net increase in long-term debt and increased equity from the retention of earnings.

        Total stockholders' equity plus junior subordinated debentures totaled $15.9 billion and $14.5 billion at November 30, 2004 and 2003, respectively. We believe total stockholders' equity plus junior subordinated debentures to be a more meaningful measure of our equity because the junior subordinated debentures are subordinated and have a maturity at issuance of 49 years and we can defer interest payments for up to 20 consecutive quarters if the junior subordinated debentures are not in default. In addition, a leading rating agency views these securities as equity capital for purposes of calculating net leverage. See Liquidity, Funding and Capital Resources—Balance Sheet and Financial Leverage in this MD&A and Note 9 to the Consolidated Financial Statements.

        We actively manage long-term debt to minimize refinancing risk and investor concentration. We set limits for the amount maturing over any three, six and twelve month horizon at 10%, 15% and 25% of outstanding long-term debt, respectively—that is, $5.6 billion, $8.5 billion and $14.1 billion, respectively, at November 30, 2004. If we were to operate with debt above these levels, we would not include the additional amount as a source of cash capital. We seek to diversify our creditor base when issuing unsecured debt.

        The quarterly long-term debt maturity schedule over the next five years at November 30, 2004 is as follows:

Long-Term Debt Maturity Profile

(1)
Extendibles are debt instruments with an extendible maturity date; i.e., unless debt holders instruct us to redeem their debt, the earliest maturity date of these instruments is automatically extended. Extendibles are included in long-term debt if the earliest maturity date is at least one year away. Based on past experience, we expect the majority of these extendibles to remain outstanding beyond their earliest maturity date and "roll" through the long-term debt maturity profile.

        During 2004, we issued $20.5 billion of long-term debt—$20.1 billion of Senior notes and $0.4 billion of Subordinated indebtedness. These issuances were approximately $9.7 billion in excess of maturing long-term debt—$10.2 billion in excess of Senior notes, partially offset by $0.6 billion net repayments of Subordinated indebtedness. On February 29, 2004, we reclassified to Subordinated indebtedness $1.3 billion of junior subordinated debentures that at November 30, 2003 was classified as Preferred securities subject to mandatory redemption. See Accounting and Regulatory Developments in this MD&A and Note 9 to the Consolidated Financial Statements. Long-term debt increased to $56.5 billion at November 30, 2004 from $43.5 billion at November 30, 2003 and had weighted-average maturities of 5.2 years and 3.9 years at November 30, 2004 and 2003, respectively.

        In addition, we issued $0.3 billion of Floating Rate Cumulative Preferred Stock, Series G, in 2004. Holdings may redeem such preferred stock on or after February 15, 2009. See Note 12 to the Consolidated Financial Statements for additional information about our preferred stock. We also formed one trust in 2004 to which we issued $0.4 billion of 6.00% junior subordinated debentures, maturing in 2053, which is redeemable beginning in 2009. See Note 9 to the Consolidated Financial Statements for additional information about junior subordinated debentures.

Credit Facilities

        We maintain a revolving credit agreement (the "Credit Agreement") with a syndicate of banks under which the banks have committed to provide up to $1.5 billion through April 2007. The Credit Agreement contains covenants that require, among other things, that we maintain a specified level of tangible net worth. We also maintain a $1.0 billion multi-currency unsecured committed revolving credit facility with a syndicate of banks for LBBAG (the "Facility"). The Facility has a term of three and a half years expiring on April 26, 2008. There were no borrowings outstanding under either the Credit Agreement or the Facility at November 30, 2004, although drawings have been made under both and repaid from time to time during the year.

Cash Flows

        Cash and cash equivalents declined $2.5 billion at November 30, 2004 compared with November 30, 2003, as net cash used in operating activities of $10.9 billion—attributable primarily to growth in secured financing activities—coupled with net cash used in investing activities of $531 million exceeded net cash provided by financing activities of $8.9 billion. Cash and cash equivalents increased by $4.2 billion at November 30, 2003 compared with November 30, 2002, as net cash provided by operating activities of $2.4 billion and net cash provided by financing activities of $2.9 billion exceeded net cash used in investing activities of $1.1 billion.

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

        Our total assets at November 30, 2004 increased $45.1 billion to $357.2 billion at November 30, 2004 compared with $312.1 billion at November 30, 2003, primarily due to an increase in secured financing transactions and net assets. Our net assets at November 30, 2004 increased $12.0 billion compared with November 30, 2003, primarily due to increases in corporate debt and mortgages and mortgage-backed inventory positions. We believe net assets is a more useful measure than total assets to investors when comparing companies in the securities industry because it excludes certain assets considered to have a low risk profile (including Cash and securities segregated and on deposit for regulatory and other purposes, Securities received as collateral, Securities purchased under agreements to resell and Securities borrowed) and Identifiable intangible assets and goodwill. This definition of net assets is used by many of our creditors and a leading rating agency to evaluate companies in the securities industry. Under this definition, net assets were $175.2 billion and $163.2 billion at November 30, 2004 and November 30, 2003, respectively, as follows:

Net Assets(1)

In millions November 30	2004	2003
Total assets	$357,168	$312,061
Cash and securities segregated and on deposit for regulatory and other purposes	(4,085)	(3,100)
Securities received as collateral	(4,749)	(3,406)
Securities purchased under agreements to resell	(95,535)	(87,416)
Securities borrowed	(74,294)	(51,396)
Identifiable intangible assets and goodwill	(3,284)	(3,561)

Net assets	$175,221	$163,182

(1)
In 2004, a leading rating agency changed its definition of net leverage to exclude cash and securities segregated and on deposit for regulatory and other purposes from the calculation of net assets. Accordingly, net assets at November 30, 2003, has been restated to conform with this new definition.

        Our net assets consist primarily of inventory necessary to facilitate customer flow activities and, to a lesser degree, proprietary activities. As such, our mix of net assets is subject to change depending primarily on customer demand. In addition, due to the nature of our customer flow activities and based on our business outlook, the overall size of our balance sheet will fluctuate from time to time and, at specific points in time, may be higher than the year-end or quarter-end amounts. Our gross assets at quarter end were, on average, approximately 5% lower than amounts based on a monthly average over both the four and eight quarters ended November 30, 2004. Our net assets at quarter end were, on average, approximately 6% lower than amounts based on a monthly average over both the four and eight quarters ended November 30, 2004.

        Leverage Ratios.    Balance sheet leverage ratios are one measure used to evaluate the capital adequacy of a company. The gross leverage ratio is calculated as total assets divided by total stockholders' equity. Our gross leverage ratios were 23.9x and 23.7x at November 30, 2004 and 2003, respectively. However, we believe net leverage based on net assets as defined above (which excludes certain assets considered to have a low risk profile and Identifiable intangible assets and goodwill) divided by tangible equity capital (Total stockholders' equity plus junior subordinated debentures less Identifiable intangible assets and goodwill), to be a more meaningful measure of leverage in evaluating companies in the securities industry. Our net leverage ratio of 13.9x declined from 15.3x at November 30, 2003 because we increased our tangible equity capital proportionately more than we increased our net assets. We believe tangible equity capital to be a more representative measure of our equity for purposes of calculating net leverage because we do not view the amount of equity used to support Identifiable intangible assets and goodwill as available to support our remaining net assets. This definition of net leverage is used by many of our creditors and a leading rating agency. Tangible equity capital and net leverage are computed as follows at November 30, 2004 and 2003:

Tangible Equity Capital and Net Leverage

In millions November 30	2004	2003
Total stockholders' equity	$14,920	$13,174
Junior subordinated debentures (subject to limitation)(1)	1,000	—
Preferred securities subject to mandatory redemption (subject to limitation)(1)	—	1,068
Identifiable intangible assets and goodwill	(3,284)	(3,561)

Tangible equity capital	$12,636	$10,681

Net leverage(2)	13.9x	15.3x

(1)
Under the definition of tangible equity capital used by a leading rating agency, the maximum equity credit given to junior subordinated debentures and Preferred securities subject to mandatory redemption is 10% of tangible equity capital (junior subordinated debentures and Preferred securities subject to mandatory redemption are included in the calculation to determine the limit).

(2)
In 2004, a leading rating agency changed its definition of net leverage to exclude Cash and securities segregated and on deposit for regulatory and other purposes from the calculation of net assets. Accordingly, net leverage at November 30, 2003, has been restated to conform with this new definition.

        Net assets, tangible equity capital and net leverage as presented above are not necessarily comparable to similarly-titled measures provided by other companies in the securities industry because of different methods of calculation.

Stock Repurchase Program

        The management of equity is a critical aspect of our capital management. The determination of the appropriate amount of equity is affected by a number of factors, including the amount of "risk equity" the businesses require, rating agency considerations, balance sheet leverage and the dilutive effect of our equity-based employee incentive programs. Equity requirements constantly are changing, and we actively monitor our risk requirements.

        The principal purposes of our stock repurchase program are to manage our equity capital relative to the growth of our business and our risk requirements, and to offset the dilutive effect of equity-based employee incentive programs. The repurchase program is effected through regular open-market purchases as well as through the acquisition of mature shares from employees upon stock option exercises and the withholding of shares for required tax withholding upon option exercises and conversion of restricted stock units to freely-tradeable common stock. During 2004, we repurchased approximately 29.0 million shares of our common stock at an aggregate cost of approximately $2.3 billion, or $78.12 per share, as authorized by our Board of Directors.

        In 2004 and 2003, we repurchased stock primarily to offset the dilutive earnings per share effect of equity-based employee incentive programs. When evaluating the net funding requirements of stock repurchases, we consider the cash outflows net of the proceeds received from employees upon the exercise of stock options, the incremental tax benefits from the issuance of stock-based awards and the value of employee services received—as represented by the amortization of deferred stock compensation—that will be settled by delivering shares of common stock instead of by paying cash.

        For 2005, our Board of Directors has authorized the repurchase of up to approximately 65 million shares of Holdings common stock. Of this amount, up to approximately 35 million shares were authorized for repurchase to offset dilution due to employee stock plans in 2005, and up to an additional 30 million shares were authorized for repurchase in fiscal 2005, subject to market conditions.

Credit Ratings

        Like other companies in the securities industry, we rely on external sources to finance a significant portion of our day-to-day operations. The cost and availability of unsecured financing generally are dependent on our short-term and long-term credit ratings. Factors that may be significant to the determination of our credit ratings or otherwise affect our ability to raise short-term and long-term financing include our profit margin, our earnings trend and volatility, our cash liquidity and liquidity management, our capital structure, our risk level and risk management, our geographic and business diversification, and our relative positions in the markets in which we operate. A deterioration in any of the previously-mentioned factors or combination of these factors may lead rating agencies to downgrade our credit ratings, thereby increasing the cost of, or possibly limiting our access to, certain types of unsecured financings and triggering additional collateral requirements in derivative contracts and other secured funding arrangements. In addition, our debt ratings can affect certain capital markets revenues, particularly in those businesses where longer-term counterparty performance is critical, such as OTC derivative transactions, including credit derivatives and interest rate swaps.

        At November 30, 2004, we would have been required to post additional collateral pursuant to derivative contracts and other secured funding arrangements of approximately $197 million in the event we were to experience a downgrade of our senior debt rating of one notch and $729 million in the event we were to experience a downgrade of our senior debt rating of two notches.

        At November 30, 2004, the short- and long-term debt ratings of Holdings and Lehman Brothers Inc. ("LBI") were as follows:

Credit Ratings

	Holdings		LBI
	Short-term	Long-term	Short-term	Long-term(1)
Fitch Ratings	F-1	A+	F-1	A+/A
Moody's Investors Service	P-1	A1	P-1	Aa3(2)/A1
Standard & Poor's Ratings Services	A-1	A	A-1	A+/A

(1)
Senior/subordinated.

(2)
Provisional ratings on shelf registration.

        In September 2004, Standard & Poor's Ratings Services revised its outlook on Holdings and its subsidiaries to positive from stable. The A/A-1 counterparty credit ratings were affirmed. The outlook change indicates that over the medium term, if current trends continue, Holdings' issuer credit ratings could be raised. The positive outlook is based on the improvements over the long term in business line diversification, market position, and earnings. Standard and Poor's also recognized Holdings' strong risk management culture and very strong liquidity.

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

Lending-Related Commitments

        Through our high grade and high yield sales, trading and underwriting activities, we make commitments to extend credit in loan syndication transactions. We use various hedging and funding strategies to actively manage our market, credit and liquidity exposures on these commitments. We do not believe total commitments necessarily are indicative of actual risk or funding requirements because the commitments may not be drawn or fully used and such amounts are reported before consideration of hedges. These commitments and any related drawdowns of these facilities typically have fixed maturity dates and are contingent on certain representations, warranties and contractual conditions applicable to the borrower. We define high yield (non-investment grade) exposures as securities of or loans to companies rated BB+ or lower or equivalent ratings by recognized credit rating agencies, as well as non-rated securities or loans that, in management's opinion, are non-investment grade. In addition, our mortgage origination platforms in our Capital Markets mortgage business make commitments to extend mortgage loans. From time to time, we provide contingent commitments to investment and non-investment grade counterparties related to acquisition financing. Our expectation is, and our past practice has been, to distribute through loan syndications to investors substantially all the credit risk associated with these loans, if closed, consistent with our credit facilitation framework. We do not believe these commitments are necessarily indicative of our actual risk because the borrower may not complete a contemplated acquisition or, if the borrower completes the acquisition, often will raise funds in the capital markets instead of drawing on our commitment.

		Amount of Commitment Expiration per Period
In millions November 30, 2004	Total Contractual Amount	2005	2006	2007- 2008	2009- 2010	2011 and Later
High grade(1)	$10,677	$4,189	$928	$2,417	$3,143	$—
High yield(2)	4,438	933	361	1,103	746	1,295
Mortgage commitments	12,835	12,593	32	202	3	5
Investment grade contingent acquisition facilities	1,475	1,475	—	—	—	—
Non-investment grade contingent acquisition facilities	4,244	4,244	—	—	—	—
Secured lending transactions, including forward starting resale and repurchase agreements	105,879	102,187	1,554	832	220	1,086

(1)
We view our net credit exposure for high grade commitments, after consideration of hedges, to be $4.1 billion.

(2)
We view our net credit exposure for high yield commitments, after consideration of hedges, to be $3.5 billion.

        See Note 11 to the Consolidated Financial Statements for additional information about our lending-related commitments.

Other Commitments and Guarantees

        Other commitments and guarantees at November 30, 2004 were as follows:

		Amount of Commitment Expiration per Period
In millions November 30, 2004	Notional/ Maximum Payout	2005	2006	2007- 2008	2009- 2010	2011 and Later
Derivative contracts (1)	$470,641	$71,629	$65,219	$85,240	$63,087	$185,466
Municipal-securities-related commitments	7,179	4,679	3	24	47	2,426
Other commitments with special purpose entities	5,261	2,404	278	738	701	1,140
Standby letters of credit	1,703	1,703	—	—	—	—
Private equity and other principal investment commitments	695	206	190	256	43	—

(1)
Fair value of these derivative contracts is a more relevant measure of these obligations because we believe the notional amount overstates the expected payout. At November 30, 2004, the fair value of these derivative contracts approximated $9.0 billion.

        See Note 11 to the Consolidated Financial Statements for additional information about our other commitments and guarantees.

Contractual obligations

        Contractual obligations at November 30, 2004 were as follows:

		Amount of Obligation Expiration per Period
In millions November 30, 2004	Total	2005	2006	2007- 2008	2009 and Thereafter
Long-term debt maturities	$56,486	$7,121	$12,619	$13,620	$23,126
Operating lease obligations	1,740	178	175	323	1,064
Capital lease obligations	2,900	54	60	125	2,661
Purchase obligations	604	201	211	105	87

        See Note 9 to the Consolidated Financial Statements for additional information about long-term debt maturities. See Note 11 to the Consolidated Financial Statements for additional information about operating and capital lease obligations. Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations with variable pricing provisions are included in the table based on the minimum contractual amounts. Certain purchase obligations contain termination or renewal provisions. The table reflects the minimum contractual amounts likely to be paid under these agreements assuming the contracts are not terminated. Excluded from the table are a number of obligations recorded in the Consolidated Statement of Financial Condition that generally are short-term in nature, including securities financing transactions, trading liabilities, deposits, commercial paper and other short-term borrowings and other payables and accrued liabilities.

Off-Balance-Sheet Arrangements

        In the normal course of business we engage in a variety of off-balance-sheet arrangements, including derivative contracts.

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

        In the normal course of business we enter into derivative transactions both in a trading capacity and as an end-user. We use derivative products in a trading capacity as a dealer to satisfy the financial needs of clients and to manage our own exposure to market and credit risks resulting from our trading activities (collectively, "Trading-Related Derivative Activities"). In this capacity we transact extensively in derivatives including interest rate, credit (both single name and portfolio), foreign exchange and equity derivatives. The use of derivative products in our trading businesses is combined with transactions in cash instruments to allow for the execution of various trading strategies. Derivatives are recorded at market or fair value in the Consolidated Statement of Financial Condition on a net-by-counterparty basis when a legal right of set-off exists and are netted across products when such provisions are stated in the master netting agreement. As an end-user, we use derivative products to adjust the interest rate nature of our funding sources from fixed to floating interest rates and to change the index on which floating interest rates are based (e.g., Prime to LIBOR).

        We conduct our derivative activities through a number of wholly-owned subsidiaries. Our fixed income derivative products business is conducted through our subsidiary Lehman Brothers Special Financing Inc., and separately capitalized "AAA" rated subsidiaries, Lehman Brothers Financial Products Inc. and Lehman Brothers Derivative Products Inc. Our equity derivative products business is conducted through Lehman Brothers Finance S.A. and Lehman Brothers OTC Derivatives Inc. In addition, as a global investment bank, we also are a market maker in a number of foreign currencies. Counterparties to our derivative product transactions primarily are U.S. and foreign banks, securities firms, corporations, governments and their agencies, finance companies, insurance companies, investment companies and pension funds. We manage the risks associated with derivatives on an aggregate basis, along with the risks associated with our non-derivative trading and market-making activities in cash instruments, as part of our firmwide risk management policies. We use industry standard derivative contracts whenever appropriate.

        See Notes 1 and 3 to the Consolidated Financial Statements for additional information about our accounting policies and our Trading-Related Derivative Activities.

Special Purpose Entities

        In the normal course of business, we establish special purpose entities ("SPEs"), sell assets to SPEs, transact derivatives with SPEs, own securities or residual interests in SPEs, and provide liquidity or other guarantees for SPEs. SPEs are corporations, trusts or partnerships that are established for a limited purpose. There are two types of SPEs—qualifying special purpose entities ("QSPEs") and variable interest entities ("VIEs"). SPEs, by their nature, generally are not controlled by their equity owners, because the establishing documents govern all material decisions. Our primary involvement with SPEs relates to securitization transactions through QSPEs, in which transferred assets are sold to an SPE that issues securities supported by the cash flows generated by the assets (i.e., securitized). A QSPE can generally be described as an entity with significantly limited powers that are intended to limit it to passively holding financial assets and distributing cash flows to investors on pre-set terms. Under SFAS 140, we are not required to, and do not, consolidate QSPEs. Rather, we account for our involvement with QSPEs under a financial components approach in which we recognize any interest we retain after securitization at fair value, with changes in fair value reported in Principal transactions in the Consolidated Statement of Income.

        We are a market leader in mortgage (both residential and commercial), municipal and other asset-backed securitizations that are principally transacted through QSPEs. During 2004 and 2003, we securitized approximately $139.4 billion and $146.1 billion of financial assets, respectively, including $120.5 billion and $125.7 billion of residential loans, $8.3 billion and $9.7 billion of commercial mortgages, and $10.6 billion and $10.7 billion of municipal and other asset backed financial instruments, respectively. At November 30, 2004 and 2003 we had approximately $0.9 billion and $1.0 billion, respectively, of non-investment grade retained interests from our securitization activities (primarily junior security interests in securitizations).

        In addition, we deal extensively with SPEs, which do not meet the QSPE criteria due to their permitted activities not being sufficiently limited, or because the assets are not deemed qualifying financial instruments (e.g., real estate). Under FIN 46R, we consolidate such SPEs if we are deemed to be the primary beneficiary of such entity. The primary beneficiary is the party that has either a majority of the expected losses or a majority of the expected residual returns of such entity, as defined. Examples of our involvement with SPEs include collateralized debt obligations, synthetic credit transactions, real estate investments through SPEs, and other structured financing transactions. For additional information about our involvement with SPEs see Note 4 to the Consolidated Financial Statements.

Other Off-Balance-Sheet Activities

        In the ordinary course of business we enter into various other types of off-balance-sheet arrangements. For additional information about our lending-related commitments and guarantees and our contractual obligations see Summary of Contractual Obligations and Commitments in this MD&A.

Risk Management

        As a leading global investment bank, risk is an inherent part of our business. Global markets, by their nature, are prone to uncertainty and subject participants to a variety of risks. The principal risks we face are credit, market, liquidity, legal, reputation and operational risks. Risk management is considered to be of paramount importance in our day-to-day operations. Consequently, we devote significant resources (including investments in personnel and technology) to the measurement, analysis and management of risk.

        While risk cannot be eliminated it can be mitigated to the greatest extent possible through a strong internal control environment. Essential in our approach to risk management is a strong internal control environment with multiple overlapping and reinforcing elements. We have developed policies and procedures to identify, measure, and monitor the risks involved in our global trading, brokerage and investment banking activities. Our approach applies analytical rigor overlaid with sound practical judgment working proactively with the business areas before transactions occur to ensure appropriate risk mitigants are in place.

        We also seek to reduce risk through the diversification of our businesses, counterparties and activities in geographic regions. We accomplish this objective by allocating the usage of capital to each of our businesses, establishing trading limits and setting credit limits for individual counterparties. Our focus is balancing risk versus return. We seek to achieve adequate returns from each of our businesses commensurate with the risks they assume. Nonetheless, the effectiveness of our approach to managing risks can never be completely assured. For example, unexpected large or rapid movements or disruptions in one or more markets or other unforeseen developments could have an adverse effect on our results of operations and financial condition. The consequences of these developments can include losses due to adverse changes in inventory values, decreases in the liquidity of trading positions, increases in our credit exposure to customers and counterparties and increases in general systemic risk.

        Our overall risk limits and risk management policies are established by the Executive Committee. On a weekly basis, our Risk Committee, which consists of the Executive Committee, the Chief Risk Officer and the Chief Financial Officer, reviews all risk exposures, position concentrations and risk taking activities. The Global Risk Management Division (the "Division") is independent of the trading areas and reports directly to the Firm's Chief Administrative Officer. The Division includes credit risk management, market risk management, quantitative risk management and operational risk management. Combining these disciplines facilitates a fully integrated approach to risk management. The Division maintains staff in each of our regional trading centers as well as in key sales offices. Risk management personnel have multiple levels of daily contact with trading staff and senior management at all levels within the Company. These discussions include reviews of trading positions and risk exposures.

Credit Risk

        Credit risk represents the possibility a counterparty or an issuer of securities or other financial instruments we hold will be unable to honor its contractual obligations to us. Credit risk management is therefore an integral component of our overall risk management framework. The Credit Risk Management Department ("CRM Department") has global responsibility for implementing our overall credit risk management framework.

        The CRM Department manages the credit exposure related to trading activities by giving credit approval for counterparties, assigning internal risk ratings, establishing credit limits by counterparty, country and industry group, and by requiring master netting agreements and collateral in appropriate circumstances. The CRM Department considers the transaction size, the duration of a transaction, along with the potential credit exposure for complex derivative transactions in making our credit decisions. The CRM Department is responsible for the continuous monitoring and review of counterparty risk ratings, current credit exposures and potential credit exposures across all products and recommending valuation adjustments, where appropriate. Credit limits are reviewed periodically to ensure they remain appropriate in light of market events or the counterparty's financial condition.

        Credit also has responsibility for portfolio management of counterparty credit risks. This includes monitoring and reporting large exposures (current credit exposure and maximum potential exposure), managing concentrations across countries, industries and products, ensuring risk ratings are current and performing asset quality portfolio trend analyses.

        Our Chief Risk Officer is a member of the Investment Banking Commitment, Investment and Bridge Loan Approval Committees. Members of Credit and Market Risk Management participate in committee meetings, vetting and reviewing transactions. Decisions on approving transactions not only take into account the creditworthiness of the transaction on a stand-alone basis, but also they take into consideration our aggregate obligor risk, portfolio concentrations, reputation risk and importantly the impact that any particular transaction under consideration has on our overall risk appetite. Exceptional transactions and/or situations are addressed and discussed with senior management, including where appropriate, the Executive Committee.

        See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Derivatives and other contractual agreements" in this MD&A and Note 3 to the Consolidated Financial Statements for additional information about net credit exposure on OTC derivative contracts.

Market Risk

        Market risk represents the potential change in value of a portfolio of financial instruments due to changes in market rates, prices and volatilities. Market risk management also is an essential component of our overall risk management framework. The Market Risk Management Department (the "MRM Department") has global responsibility for developing and implementing our overall market risk management framework. To that end, it is responsible for the development of the policies and procedures of the market risk management process; determination of market risk measurement methodology in conjunction with the Quantitative Risk Management Department (the "QRM Department"); monitoring, reporting and analysis of the aggregate market risk of trading exposures; administration of market risk limits and the escalation process; and the communication of large or unusual risks as appropriate. Market risks inherent in positions includes, but is not limited to, interest rate, equity and foreign exchange exposures.

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

        Market risk is present in cash products, derivatives and contingent claim structures that exhibit linear as well as non-linear price behavior. Our exposure to market risk varies in accordance with the volume of client-driven market-making transactions, the size of our proprietary positions, and the volatility of financial instruments traded. We seek to mitigate, whenever possible, excess market risk exposures through appropriate hedging strategies.

        We participate globally in interest rate, equity and foreign exchange markets. Our Fixed Income Division has a broadly diversified market presence in U.S. and foreign government bond trading, emerging market securities, corporate debt (investment and non-investment grade), money market instruments, mortgages and mortgage- and asset-backed securities, real estate, municipal bonds and interest rate derivatives. Our Equities Division facilitates domestic and foreign trading in equity instruments, indices and related derivatives. Our foreign exchange businesses are involved in trading currencies on a spot and forward basis as well as through derivative products and contracts.

        We incur short-term interest rate risk in the course of facilitating the orderly flow of customer transactions through the maintenance of government and other bond inventories. Market-making in high grade corporate bonds and high yield instruments exposes us to additional risk due to potential variations in credit spreads. Trading in international markets exposes us to spread risk between the term structure of interest rates in different countries. Mortgages and mortgage-related securities are subject to prepayment risk and changes in the level of interest rates. Trading in derivatives and structured products exposes us to changes in the level and volatility of interest rates. We actively manage interest rate risk through the use of interest rate futures, options, swaps, forwards and offsetting cash-market instruments. Inventory holdings, concentrations and agings are monitored closely and used by management to selectively hedge or liquidate undesirable exposures.

        We are a significant intermediary in the global equity markets through our market making in U.S. and non-U.S. equity securities, including common stock, convertible debt, exchange-traded and OTC equity options, equity swaps and warrants. These activities expose us to market risk as a result of price and volatility changes in our equity inventory. Inventory holdings also are subject to market risk resulting from concentrations and changes in liquidity conditions that may adversely affect market valuation. Equity market risk is actively managed through the use of index futures, exchange-traded and OTC options, swaps and cash instruments.

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

        If any of the strategies used to hedge or otherwise mitigate exposures to the various types of risks described above are not effective, we could incur losses. See Notes 1 and 3 to the Consolidated Financial Statements for additional information about our use of derivative financial instruments to hedge interest rate, currency, equity and other market risks.

Operational Risk

        Operational risk is the risk of loss resulting from inadequate or failed internal processes, people and systems, or from external events. Operational Risk Management (the "ORM Department") is responsible for implementing and maintaining our overall global operational risk management framework, which seeks to minimize these risks through assessing, reporting, monitoring and mitigating operational risks.

Reputational Risk

        We recognize that maintaining our reputation among clients, investors, regulators and the general public is an important aspect of minimizing legal and operational risks. Maintaining our reputation depends on a large number of factors, including the selection of our clients and the conduct of our business activities. We seek to maintain our reputation by screening potential clients and by conducting our business activities in accordance with high ethical standards.

        Potential clients are screened through a multi-step process that begins with the individual business units and product groups. In screening clients, these groups undertake a comprehensive review of the client and its background and the potential transaction to determine, among other things, whether they pose any risks to our reputation. Potential transactions are screened by independent committees in the firm, which are composed of senior members from various corporate divisions of the Company including members of the Global Risk Management Division. These committees review the nature of the client and its business, the due diligence conducted by the business units and product groups, and the proposed terms of the transaction, in order to determine overall acceptability of the proposed transaction. In doing so, the committees evaluate the appropriateness of the transaction, including a consideration of ethical and social responsibility issues and the potential effect of the transaction on our reputation.

Value At Risk

        Value-at-risk (VaR) measures the potential mark-to-market loss over a specified time horizon and is expressed at a given confidence level. We report an "empirical" VaR calculated based upon the distribution of actual trading revenue. We consider VaR based on net revenue volatility to be a comprehensive risk measurement tool as it incorporates virtually all of our trading activities and types of risk including market, credit and event risks. The table below presents VaR in 2004 and 2003 for each component of risk using historical daily net trading revenues. Under this method, we estimate a reporting daily VaR using actual daily net trading revenues over the previous 250 trading days. Such VaR is measured as the loss, relative to the median daily trading net revenue, at a 95% confidence level.

Value At Risk—Revenue Volatility

			Year ended November 30
	At November 30		2004			2003
In millions
	2004	2003	Average	High	Low	Average	High	Low
Interest rate risk	$22.0	$18.2	$21.5	$24.2	$18.2	$17.6	$19.9	$15.5
Equity price risk	11.0	7.0	9.6	11.0	6.7	7.2	8.7	6.4
Foreign exchange risk	2.8	3.7	3.4	3.8	2.7	2.9	3.7	2.2
Diversification benefit	(7.9)	(7.2)	(7.7)			(5.8)

	$27.9	$21.7	$26.8	$30.0	$21.7	$21.9	$25.4	20.5

        The increase in interest rate risk at November 30, 2004 from November 30, 2003 reflects the increased scale of our fixed income businesses. The increase in equity risk is primarily related to higher levels of equity positions held.

        Beginning with this 2004 Annual Report, we are disclosing an estimated VaR, which uses a historical simulation approach. This VaR measures market risk associated with substantially all of our financial instruments. Our estimated VaR measures both linear and non linear risk at a very granular level to ensure we capture second order risks in addition to first order risk. We believe both measures of VaR being disclosed provide relevant information to financial statement users.

        Historical simulation VaR utilizes end-of-day positions to determine the expected revenue loss at a 95% confidence level over a one-day time horizon. Specifically, the historical simulation approach involves constructing a distribution of hypothetical daily changes in the value of the trading portfolio based on risk factors embedded in the current portfolio and historical observations of daily changes in these risk factors. Our method uses four years of historical data weighted to give greater impact to more recent time periods in simulating potential changes in market risk factors. As there is no uniform industry methodology for estimating VaR, different assumptions and methodologies could produce materially different results and therefore caution should be utilized when comparing such risk measures across firms. We believe our models and assumptions utilized in these calculations to be reasonable and prudent.

        We utilize a 95% one-day VaR which corresponds to the loss in portfolio value that, based on historically-observed market risk factor movements, would have been exceeded with a frequency of 5%, or once in every 20 days if the portfolio were held constant. We perform periodic back-testing comparing actual daily trading revenues against historical simulation VaR to ensure reasonableness of the VaR model.

        The following table sets forth historical simulation VaR at and for the annual period ended November 30, 2004:

Value at Risk—Historical Simulation

		Year ended November 30, 2004
In millions	At November 30, 2004
		Average	High	Low
Interest rate risk	$28.2	$25.8	$31.7	$21.9
Equity price risk	11.0	11.2	17.0	6.4
Foreign exchange risk	8.1	4.0	8.7	2.1
Diversification benefit	(17.7)	(11.7)

	$29.6	$29.3	$35.9	$22.8

        As with any predictive model, VaR measures have inherent limitations including: past changes in market risk factors may not be accurate predictors of future market movements; the historical market risk factor data used for VaR estimation may provide only limited insight into losses that could be incurred under market conditions that are unusual relative to the historical period used in estimating the VaR; and VaR measurements are based on current positions while future risk depends on future positions. In addition, a one day historical simulation VaR does not fully capture the market risk of positions that cannot be liquidated or hedged within one day. We are aware of these limitations and therefore use VaR as only one measure of our assessment of risk. We also utilize other risk analytics to complement VaR, including stress tests and modeling of event and counterparty risks on a portfolio basis.

Distribution of Daily Net Revenues

        Substantially all of the Company's inventory positions are marked-to-market daily with changes recorded in net revenues. The following chart sets forth the frequency distribution for daily net revenues for our Capital Markets and Investment Management business segments (excluding asset management fees) for the years ended November 30, 2004 and 2003.

        As discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations, we seek to reduce risk through the diversification of our businesses and a focus on customer flow activities. This diversification and focus, combined with our risk management controls and processes, helps mitigate the net revenue volatility inherent in our trading activities. Although historical performance is not necessarily indicative of future performance, we believe our focus on business diversification and customer flow activities should continue to reduce the volatility of future net trading revenues.

Average Daily Trading Net Revenues

        In both 2003 and 2004, daily trading net revenues did not exceed losses of $30 million on any single day.

Critical Accounting Policies and Estimates

        Our financial statements are prepared in conformity with generally accepted accounting principles, many of which require the use of estimates and assumptions. We believe the estimates used in preparing our financial statements are reasonable and prudent. Actual results could differ from these estimates particularly in light of the industry in which we operate. The following is a summary of our critical accounting policies and estimates. See Note 1 to the Consolidated Financial Statements for a full description of these and other accounting policies.

Fair Value

        The determination of fair value is a critical accounting policy that is fundamental to our financial condition and results of operations. We record financial instruments classified as Securities and other inventory positions owned and Securities and other inventory positions sold but not yet purchased at market or fair value, with unrealized gains and losses reflected in Principal transactions in the Consolidated Statement of Income. In all instances, we believe we have established rigorous internal control processes to ensure we use reasonable and prudent measurements of fair value on a consistent basis.

        When evaluating the extent to which estimates may be required in determining the fair values of assets and liabilities reflected in our financial statements, we believe it is useful to analyze the balance sheet as shown in the following table:

Summary Balance Sheet

In millions	November 30, 2004
Assets
Securities and other inventory positions owned	$144,468	40%
Securities received as collateral	4,749	1%
Secured financings	169,829	48%
Receivables and other assets	34,838	10%
Identifiable intangible assets and goodwill	3,284	1%

Total assets	$357,168	100%

Liabilities and Equity
Securities and other inventory positions sold but not yet purchased	$96,281	27%
Obligation to return securities received as collateral	4,749	1%
Secured financings	131,735	37%
Payables and other accrued liabilities	52,997	15%
Total capital	71,406	20%

Total liabilities and equity	$357,168	100%

        The majority of our assets and liabilities are recorded at amounts for which significant management estimates are not used. The following balance sheet categories, comprising 58% of total assets and 72% of total liabilities and equity, are valued either at historical cost or at contract value (including accrued interest) which, by their nature, do not require the use of significant estimates: Secured financings, Receivables and other assets, Payables and other accrued liabilities and Total capital. Securities received as collateral and Obligation to return securities received as collateral are recorded at fair value, but due to their offsetting nature do not result in fair value estimates affecting the Consolidated Statement of Income. Securities and other inventory positions owned and Securities and other inventory positions sold but not yet purchased (long and short inventory positions, respectively), are recorded at market or fair value, the components of which may require, to varying degrees, the use of estimates in determining fair value.

        When evaluating the extent to which management estimates may be used in determining the fair value for long and short inventory, we believe it is useful to consider separately derivatives and cash instruments.

        Derivatives and other contractual agreements.    The fair values of derivative assets and liabilities at November 30, 2004 were $17.5 billion and $15.2 billion, respectively (see Note 3 to the Consolidated Financial Statements). Included within these amounts were exchange-traded derivative assets and liabilities of $3.4 billion and $3.6 billion, respectively, for which fair value is determined based on quoted market prices. The fair values of our OTC derivative assets and liabilities at November 30, 2004 were $14.1 billion and $11.6 billion, respectively.

        The following table sets the fair value of OTC derivatives by contract type and by remaining contractual maturity:

Fair Value of OTC Derivative Contracts by Maturity

In millions November 30, 2004	Less than 1 Year	2 to 5 Years	5 to 10 Years	Over 10 Years	Cross Maturity and Cash Collateral Netting(1)	Total
Assets
Interest rate, currency and credit default swaps and options	$2,008	$7,394	$8,457	$6,329	$(16,261)	$7,927
Foreign exchange forward contracts and options	10,939	436	257	23	(9,500)	2,155
Other fixed income securities contracts	1,608	19	5	1	—	1,633
Equity contracts	1,056	978	479	56	(230)	2,339

	$15,611	$8,827	$9,198	$6,409	$(25,991)	$14,054

Liabilities
Interest rate, currency and credit default swaps and options	$2,123	$5,374	$6,221	$4,512	$(11,566)	$6,664
Foreign exchange forward contracts and options	11,632	593	103	6	(9,840)	2,494
Other fixed income securities contracts	242	36	—	—	(3)	275
Equity contracts	946	1,117	316	79	(292)	2,166

	$14,943	$7,120	$6,640	$4,597	$(21,701)	$11,599

(1)
Cross-maturity netting represents the netting of receivable balances with payable balances for the same counterparty across maturity and product categories. Receivable and payable balances with the same counterparty in the same maturity category are netted within the maturity category when appropriate. Cash collateral received or paid is netted on a counterparty basis, provided legal right of offset exists.

        The majority of our OTC derivatives are transacted in liquid trading markets for which fair value is determined using pricing models with readily observable market inputs. Examples of such derivatives include interest rate swap contracts, TBAs, foreign exchange forward and option contracts in G-7 currencies and equity swap and option contracts on listed securities. However, the determination of fair value of certain less liquid derivatives required the use of significant estimates. Such derivatives include certain credit derivatives, equity option contracts with terms greater than five years, and certain other complex derivatives we provide to clients. We strive to limit the use of significant estimates by using consistent pricing assumptions between reporting periods and using observed market data for model inputs whenever possible. As the market for complex products develops, we refine our pricing models based on market experience to use the most current indicators of fair value.

        Cash instruments.    The majority of our non-derivative long and short inventory (i.e., cash instruments) is recorded at market value based on listed market prices or using third-party broker quotes and therefore does not incorporate significant estimates. Examples of inventory valued in this manner include government securities, agency mortgage-backed securities, listed equities, money market instruments, municipal securities and corporate bonds. However, in certain instances we may deem such quotations to be unrealizable (e.g., when the instruments are thinly traded or when we hold a substantial block of a particular security such that the listed price is not deemed to be readily realizable). In such instances, we determine fair value based on, among other factors, management's best estimate giving appropriate consideration to reported prices and the extent of public trading in similar securities, the discount from the listed price associated with the cost at date of acquisition and the size of the position held in relation to the liquidity in the market. When the size of our holding of a listed security is likely to impair our ability to realize the quoted market price, we record the position at a discount to the quoted price reflecting our best estimate of fair value.

        When quoted prices are not available, fair value is determined based on pricing models or other valuation techniques, including the use of implied pricing from similar instruments. Pricing models typically are used to derive fair value based on the net present value of estimated future cash flows including adjustments, when appropriate, for liquidity, credit and/or other factors. For the vast majority of instruments valued through pricing models, significant estimates are not required because the market inputs to such models are readily observable and liquid trading markets provide clear evidence to support the valuations derived from such pricing models. Examples of inventory valued using pricing models or other valuation techniques for which the use of management estimates are necessary include certain mortgages and mortgage-backed positions, real estate inventory, non-investment-grade retained interests, certain derivative and other contractual agreements, certain high yield positions and certain private equity and other principal investments.

        Mortgages, mortgage-backed and real estate inventory positions.    Mortgages and mortgage-backed positions include mortgage loans (both residential and commercial) and non-agency mortgage-backed securities. We are a market leader in mortgage-backed securities trading. We originate residential and commercial mortgage loans as an extension of our securitization activities. In 2004 we originated approximately $65.1 billion of residential mortgage loans and we securitized approximately $120.5 billion of residential mortgage loans, including both originated loans and those we acquired in the secondary market. See Note 4 to the Consolidated Financial Statements for additional information about our securitization activities. We record mortgage loans at fair value, with related mark-to-market gains and losses recognized in Principal transactions in the Consolidated Statement of Income.

        Management estimates are generally not required in determining the fair value of residential mortgage loans because these positions are securitized frequently. Certain commercial mortgage loans and investments, due to their less liquid nature, may require management estimates in determining fair value. Fair value for these positions is generally based on analyses of both cash flow projections and underlying property values. We use independent appraisals to support our assessment of the property in determining fair value for these positions. Fair value for approximately $3.8 billion and $4.1 billion at November 30, 2004 and 2003, respectively, of our total mortgage loan inventory is determined using the above valuation methodologies, which may involve the use of significant estimates. Because a portion of these assets have been financed on a non-recourse basis, our net investment position is limited to $2.9 billion and $4.1 billion at November 30, 2004 and 2003, respectively.

        We invest in real estate through direct investments in equity and debt. We record real estate held for sale at the lower of cost or fair value. The assessment of fair value generally requires the use of management estimates and generally is based on property appraisals provided by third parties and also incorporates an analysis of the related property cash flow projections. We had real estate investments of approximately $10.7 billion and $8.7 billion at November 30, 2004 and 2003, respectively. Because a significant portion of these assets has been financed on a non-recourse basis, our net investment position was limited to $4.1 billion and $2.9 billion at November 30, 2004 and 2003, respectively.

        High yield.    We underwrite, invest and make markets in high yield corporate debt securities. We also syndicate, trade and invest in loans to below-investment-grade-rated companies. For purposes of this discussion, high yield debt instruments are defined as securities of or loans to companies rated BB+ or lower or equivalent ratings by recognized credit rating agencies, as well as non-rated securities or loans that, in management's opinion, are non-investment grade. Non-investment grade securities generally involve greater risks than investment grade securities due to the issuer's creditworthiness and the lower liquidity of the market for such securities. In addition, these issuers generally have relatively higher levels of indebtedness resulting in an increased sensitivity to adverse economic conditions. We recognize these risks and seek to reduce market and credit risk through the diversification of our products and counterparties. High yield debt instruments are carried at fair value, with unrealized gains and losses reflected in Principal transactions in the Consolidated Statement of Income. Such instruments at November 30, 2004 and 2003 included long positions with an aggregate fair value of approximately $4.5 billion and $4.0 billion and short positions with an aggregate fair value of approximately $0.6 billion and $0.3 billion, respectively. At November 30, 2004, the largest industry and geographic concentrations were 17% and 54%, respectively, categorized within the broad manufacturing industrial classification and in the United States, respectively. The majority of these positions are valued using broker quotes or listed market prices. However, at November 30, 2004, approximately $650 million of these positions were valued using other valuation techniques because there was little or no trading activity. In such instances, we use prudent judgment in determining fair value, which may involve using analyses of credit spreads associated with pricing of similar instruments, or other valuation techniques. We mitigate our aggregate and single-issuer net exposure through the use of derivatives, non-recourse financing and other financial instruments.

        Private equity and other principal investments.    Our Private Equity business operates in five major asset classes: Merchant Banking, Real Estate, Venture Capital, Fixed Income Related Investments and Private Funds Investments. We have raised privately-placed funds in all of these classes, for which we act as general partner and in which we have general and in some cases limited partner interests. In addition, we generally co-invest in the investments made by the funds or may make other non-fund-related direct investments. We carry our private equity investments, including our general and limited partnership interests, at fair value. At November 30, 2004 and 2003, our private equity related investments totaled $1.5 billion and $1.3 billion, respectively. At November 30, 2004, the largest industry concentration was 25% and the largest single-investment exposure was $101 million. In addition to our private equity investments we held approximately $85 million in energy-related principal investments at November 30, 2004, compared with $80 million at November 30, 2003.

        The determination of fair value for these investments often requires the use of estimates and assumptions because these investments generally are less liquid and often contain trading restrictions. We estimate that approximately $189 million of these investments have readily determinable fair values because they are publicly-traded securities with limited remaining trading restrictions. For the remainder of these positions, fair value is based on our assessment of the underlying investments incorporating valuations that consider expected cash flows, earnings multiples and/or comparisons to similar market transactions. Valuation adjustments, which may involve the use of significant management estimates, are an integral part of pricing these instruments, reflecting consideration of credit quality, concentration risk, sale restrictions and other liquidity factors. Additional information about our private equity and other principal investment activities, including related commitments, can be found in Note 11 to the Consolidated Financial Statements.

        Non-investment grade retained interests.    We held approximately $0.9 billion and $1.0 billion of non-investment grade retained interests at November 30, 2004 and 2003, respectively. Because these interests primarily represent the junior interests in commercial and residential mortgage securitizations for which there are not active trading markets, estimates generally are required in determining fair value. We value these instruments using prudent estimates of expected cash flows and consider the valuation of similar transactions in the market. See Note 4 to the Consolidated Financial Statements for additional information about the effect of adverse changes in assumptions on the fair value of these interests.

Identifiable Intangible Assets and Goodwill

        We acquired Neuberger in October 2003 for a net purchase price initially estimated to be approximately $2.8 billion, excluding net cash and short-term investments acquired of approximately $276 million. The cost was allocated to the underlying net assets based on preliminary estimates of their fair values. The excess of the purchase price over the estimated fair values of the net assets acquired (which included certain intangible assets initially carried at $951 million in the Consolidated Statement of Financial Condition) was recorded as goodwill. During 2004 we finalized the purchase price valuation and allocation of our acquisition of Neuberger based on an independent third-party study. As a result, we reduced our initial estimate of the purchase price by approximately $307 million related to certain securities we issued that were restricted from resale for periods extending through 2011. The initial allocation of the purchase price to identifiable tangible and intangible assets acquired and liabilities assumed did not change.

        Determining the fair values and useful lives of certain assets acquired and liabilities assumed associated with business acquisitions—intangible assets in particular—requires significant judgment. In addition, we are required to assess for impairment goodwill and other intangible assets with indefinite lives at least annually using fair value measurement techniques. Periodically estimating the fair value of a reporting unit and intangible assets with indefinite lives involves significant judgment and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant effect on whether or not an impairment charge is recognized and the magnitude of such a charge. We completed our last goodwill impairment test as of August 31, 2004, and no impairment was identified.

Real Estate Reconfiguration Charges

        As a result of our decision to exit our downtown New York area facilities after the events of September 11, 2001 and our decision in 2002 to reconfigure certain of our global real estate facilities, we recognized real estate reconfiguration charges in 2004, 2003 and 2002. The recognition of these charges required significant management estimates including estimates of the vacancy periods prior to subleasing, the anticipated rates of subleases, and the amounts of incentives (e.g., free rent periods) that may be required to induce sub-lessees. See Note 19 to the Consolidated Financial Statements for additional information about the real estate reconfiguration charges.

Legal Reserves

        In the normal course of business we have been named a defendant in a number of lawsuits and other legal and regulatory proceedings. Such proceedings include actions brought against us and others with respect to transactions in which we acted as an underwriter or financial advisor, actions arising out of our activities as a broker or dealer in securities and commodities and actions brought on behalf of various classes of claimants against many securities firms, including us. In addition, our business activities are reviewed by various taxing authorities around the world with regard to corporate income tax rules and regulations. We estimate and provide for potential losses that may arise out of legal, regulatory and tax proceedings to the extent such losses are probable and can be estimated. We review outstanding claims with internal and external counsel to assess probability and estimates of loss. We reassess the risk of loss as new information becomes available, and reserves are adjusted, as appropriate.

Accounting and Regulatory Developments

        In January 2003, the FASB issued FIN 46. In December 2003, the FASB revised FIN 46 ("FIN 46R"). We have adopted FIN 46R for all variable interest entities in which we hold a variable interest. The effect of adopting FIN 46R in fiscal 2004 was not material to our financial condition or results of operations. See Note 9 to the Consolidated Financial Statements for additional information about the effect of adopting FIN 46R on certain Delaware business trusts formed for the purpose of issuing trust securities.

        In May 2004 the FASB issued FASB Staff Position ("FSP") No. FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP No. FAS 106-2"), which provides guidance on accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003. We adopted FSP No. FAS 106-2 in our 2004 fourth quarter. Adoption did not have a material effect on our financial condition or results of operations.

        In December 2004 the FASB issued SFAS 123R. We must adopt SFAS 123R by our 2005 fourth quarter. SFAS 123R requires public companies to recognize expense in the income statement for the grant-date fair value of awards of equity instruments to employees. Expense is to be recognized over the period during which employees are required to provide service. SFAS 123R also clarifies and expands the guidance in SFAS 123 in several areas, including measuring fair value and attributing compensation cost to reporting periods. For periods before the required effective date, companies may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by SFAS 123. Under the modified prospective transition method we expect to apply, compensation cost is recognized after the date of adoption for the portion of outstanding awards granted prior to the adoption of SFAS 123 for which service has not yet been rendered. We do not expect adoption of SFAS 123R will have a negative effect on our results of operations and financial condition, and expect to adopt SFAS 123R in our 2005 fourth quarter.

        In December 2004 the FASB issued an FSP regarding the accounting implications of the American Jobs Creation Act of 2004 (the "Act") related to the one-time tax benefit for the repatriation of foreign earnings. The FSP is effective for financial statements for periods ended after October 22, 2004. The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned outside the U.S. by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations and uncertainty remains about how to interpret numerous provisions in the Act. We are reviewing the Act to determine the implications of repatriating, out of our accumulated non-U.S. retained earnings pool, a portion of such earnings that we currently do not consider to be permanently reinvested in certain foreign subsidiaries. We expect the tax benefits associated with any amount repatriated would not be material to our results of operations or financial condition.

        In June 2004 the Securities and Exchange Commission (the "SEC") approved a rule establishing a voluntary framework for comprehensive, group-wide risk management procedures and consolidated supervision of certain financial services holding companies. The framework is designed to minimize the duplicative regulatory burdens on U.S. securities firms resulting from the European Union (the "EU") Directive (2002/87/EC) concerning the supplementary supervision of financial conglomerates active in the EU. The rule also would allow LBI to use an alternative method, based on internal models, to calculate net capital charges for market and derivative-related credit risk. Under this rule, the SEC has the authority to regulate the holding company and any unregulated affiliate of a registered broker-dealer, including subjecting the holding company to capital requirements generally consistent with the International Convergence of Capital Measurement and Capital Standards published by the Basel Committee on Banking Supervision. We expect to apply to the SEC in early 2005 for permission to operate under the rule. We cannot predict the effect these changes will have on our businesses; however, compliance with consolidated supervision and the imposition of revised capital standards could affect our decisions with respect to raising and using capital.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management" in Part II, Item 7, of this Report is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a)	Financial Statements
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
Management's Assessment of Internal Control over Financial Reporting
Report of Independent Registered Public Accounting Firm
Consolidated Financial Statements
Consolidated Statement of Income— Years Ended November 30, 2004, 2003 and 2002
Consolidated Statement of Financial Condition— November 30, 2004 and 2003
Consolidated Statement of Changes in Stockholders' Equity— Years Ended November 30, 2004, 2003 and 2002
Consolidated Statement of Cash Flows— Years Ended November 30, 2004, 2003 and 2002
Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm on
Internal Control over Financial Reporting

The Board of Directors and Shareholders of Lehman Brothers Holdings Inc.

        We have audited management's assessment, included in the accompanying Management's Assessment of Internal Control over Financial Reporting, that Lehman Brothers Holdings Inc. (the "Company") maintained effective internal control over financial reporting as of November 30, 2004, based on criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of November 30, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2004, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of the Company as of November 30, 2004 and 2003 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended November 30, 2004 of the Company and our report dated February 14, 2004 expressed an unqualified opinion thereon.

Ernst & Young

New York, New York
February 14, 2004

Management's Assessment of Internal Control over Financial Reporting

        The management of Lehman Brothers Holdings Inc. (the Company) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control system is designed to provide reasonable assurance to the Company's management and Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

        The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of November 30, 2004. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment we believe that, as of November 30, 2004, the Company's internal control over financial reporting is effective based on those criteria.

        The Company's independent registered public accounting firm that audited the accompanying Consolidated Financial Statements has issued an attestation report on our assessment of the Company's internal control over financial reporting. Their report appears on the preceding page.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Lehman Brothers Holdings Inc.

        We have audited the accompanying consolidated statement of financial condition of Lehman Brothers Holdings Inc. and Subsidiaries (the "Company") as of November 30, 2004 and 2003, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended November 30, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audits included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lehman Brothers Holdings Inc. and Subsidiaries at November 30, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended November 30, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Ernst & Young

New York, New York
February 14, 2005

LEHMAN BROTHERS HOLDINGS INC.
Consolidated Statement of Income

In millions, except per share data Year ended November 30	2004	2003	2002
Revenues
Principal transactions	$5,699	$4,272	$1,951
Investment banking	2,188	1,722	1,731
Commissions	1,537	1,210	1,286
Interest and dividends	11,032	9,942	11,728
Asset management and other	794	141	85

Total revenues	21,250	17,287	16,781
Interest expense	9,674	8,640	10,626

Net revenues	11,576	8,647	6,155

Non-Interest Expenses
Compensation and benefits	5,730	4,318	3,139
Technology and communications	764	598	552
Brokerage and clearance fees	453	367	329
Occupancy	421	319	287
Professional fees	252	158	129
Business development	211	149	146
Other	208	125	74
Other real estate reconfiguration charge	19	77	128
September 11th related recoveries, net	—	—	(108)
Regulatory settlement	—	—	80

Total non-interest expenses	8,058	6,111	4,756

Income before taxes and dividends on trust preferred securities	3,518	2,536	1,399
Provision for income taxes	1,125	765	368
Dividends on trust preferred securities	24	72	56

Net income	$2,369	$1,699	$975

Net income applicable to common stock	$2,297	$1,649	$906

Earnings per common share
Basic	$8.36	$6.71	$3.69
Diluted	$7.90	$6.35	$3.47

See Notes to Consolidated Financial Statements.

LEHMAN BROTHERS HOLDINGS INC.
Consolidated Statement of Financial Condition

In millions November 30	2004	2003
Assets
Cash and cash equivalents	$5,440	$7,922
Cash and securities segregated and on deposit for regulatory and other purposes	4,085	3,100
Securities and other inventory positions owned:
(includes $27,418 in 2004 and $32,273 in 2003 pledged as collateral)	144,468	133,634
Securities received as collateral	4,749	3,406
Collateralized agreements:
Securities purchased under agreements to resell	95,535	87,416
Securities borrowed	74,294	51,396
Receivables:
Brokers, dealers and clearing organizations	3,400	4,875
Customers	13,241	8,809
Others	2,122	1,626
Property, equipment and leasehold improvements (net of accumulated depreciation and amortization of $1,187 in 2004 and $921 in 2003)	2,988	2,806
Other assets	3,562	3,510
Identifiable intangible assets and goodwill (net of accumulated amortization of $212 in 2004 and $166 in 2003)	3,284	3,561

Total assets	$357,168	$312,061

See Notes to Consolidated Financial Statements.

In millions, except per share data November 30	2004	2003
Liabilities and Stockholders' Equity
Commercial paper and short-term debt	$2,857	$2,331
Securities and other inventory positions sold but not yet purchased	96,281	72,476
Obligation to return securities received as collateral	4,749	3,406
Collateralized financing:
Securities sold under agreements to repurchase	105,956	107,304
Securities loaned	14,158	13,988
Other secured borrowings	11,621	14,544
Payables:
Brokers, dealers and clearing organizations	1,705	3,067
Customers	37,824	27,666
Accrued liabilities and other payables	10,611	9,266
Long-term debt:
Senior notes	53,561	41,303
Subordinated indebtedness	2,925	2,226

Total liabilities	342,248	297,577
Commitments and contingencies
Preferred securities subject to mandatory redemption	—	1,310
Stockholders' Equity
Preferred stock	1,345	1,045
Common stock, $0.10 par value;
Shares authorized: 600,000,000 in 2004 and 2003;
Shares issued: 297,796,197 in 2004 and 294,575,285 in 2003;
Shares outstanding: 274,159,411 in 2004 and 266,679,056 in 2003	30	29
Additional paid-in capital	5,865	6,164
Accumulated other comprehensive income (net of tax)	(19)	(16)
Retained earnings	9,240	7,129
Other stockholders' equity, net	741	1,031
Common stock in treasury, at cost: 23,636,786 shares in 2004 and 27,896,229 shares in 2003	(2,282)	(2,208)

Total stockholders' equity	14,920	13,174

Total liabilities and stockholders' equity	$357,168	$312,061

See Notes to Consolidated Financial Statements.

LEHMAN BROTHERS HOLDINGS INC.
Consolidated Statement of Changes in Stockholder's Equity

In millions Year ended November 30	2004	2003	2002
Preferred Stock
5.94% Cumulative, Series C:
Beginning and ending balance	$250	$250	$250

5.67% Cumulative, Series D:
Beginning and ending balance	200	200	200

7.115% Fixed/Adjustable Rate Cumulative, Series E:
Beginning and ending balance	250	250	250

6.50% Cumulative, Series F:
Beginning balance	345	—	—
Shares issued	—	345	—

Ending balance	345	345	—

Floating Rate (3% Minimum) Cumulative, Series G:
Beginning balance	—	—	—
Shares issued	300	—	—

Ending balance	300	—	—

Total preferred stock, ending balance	1,345	1,045	700

Common Stock, Par Value $0.10 Per Share
Beginning balance	29	25	25
Shares issued in connection with Neuberger acquisition	—	3	—
Issued	1	1	—

Ending balance	30	29	25

Additional Paid-In Capital
Beginning balance	6,164	3,628	3,562
RSUs exchanged for Common Stock	135	(36)	63
Employee stock-based awards	132	107	53
Shares issued to RSU Trust	(717)	(459)	(401)
Tax benefit from the issuance of stock-based awards	468	543	347
Shares issued in connection with Neuberger acquisition	—	2,371	—
Neuberger final purchase price valuation adjustment	(307)	—	—
Other, net	(10)	10	4

Ending balance	5,865	6,164	3,628

Accumulated Other Comprehensive Income
Beginning balance	(16)	(13)	(10)
Translation adjustment, net(1)	(3)	(3)	(3)

Ending balance	$(19)	$(16)	$(13)

(1)
Net of income taxes of $(2) in 2004, $(1) in 2003 and $(1) in 2002.

See Notes to Consolidated Financial Statements.

In millions Year ended November 30	2004	2003	2002
Retained Earnings
Beginning balance	$7,129	5,608	4,798
Net income	2,369	1,699	975
Dividends declared:
5.94% Cumulative, Series C Preferred Stock	(15)	(15)	(15)
5.67% Cumulative, Series D Preferred Stock	(11)	(11)	(11)
7.115% Fixed/Adjustable Rate Cumulative, Series E Preferred Stock	(18)	(18)	(18)
6.50% Cumulative, Series F Preferred Stock	(23)	(6)	—
Floating Rate (3% Minimum) Cumulative, Series G Preferred Stock	(5)	—	—
Redeemable Voting Preferred Stock	—	—	(25)
Common Stock	(186)	(128)	(96)

Ending balance	9,240	7,129	5,608

Common Stock Issuable
Beginning balance	3,353	2,822	2,933
RSUs exchanged for Common Stock	(585)	(425)	(463)
Deferred stock awards granted	1,182	957	407
Other, net	(76)	(1)	(55)

Ending balance	3,874	3,353	2,822

Common Stock Held in RSU Trust
Beginning balance	(852)	(754)	(827)
Shares issued to RSU Trust	(876)	(518)	(297)
RSUs exchanged for Common Stock	401	444	387
Other, net	(26)	(24)	(17)

Ending balance	(1,353)	(852)	(754)

Deferred Stock Compensation
Beginning balance	(1,470)	(1,119)	(1,360)
Deferred stock awards granted	(1,182)	(999)	(407)
Amortization of deferred compensation, net	773	625	570
Other, net	99	23	78

Ending balance	(1,780)	(1,470)	(1,119)

Common Stock In Treasury, at Cost
Beginning balance	(2,208)	(1,955)	(1,362)
Treasury stock purchased	(2,267)	(1,508)	(1,510)
RSUs exchanged for Common Stock	49	18	—
Employee stock-based awards	551	260	219
Shares issued to RSU Trust	1,593	977	698

Ending balance	(2,282)	(2,208)	(1,955)

Total stockholders' equity	$14,920	$13,174	$8,942

See Notes to Consolidated Financial Statements.

LEHMAN BROTHERS HOLDINGS INC.
Consolidated Statement of Cash Flows

In millions Year ended November 30	2004	2003	2002
Cash Flows From Operating Activities
Net income	$2,369	$1,699	$975
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	428	315	258
Deferred tax benefit	(74)	(166)	(670)
Tax benefit from the issuance of stock-based awards	468	543	347
Amortization of deferred stock compensation	800	625	570
September 11th related recoveries, net	—	—	(108)
Other real estate reconfiguration charge	19	77	128
Regulatory settlement	—	—	80
Other adjustments	85	(26)	92
Net change in:
Cash and securities segregated and on deposit for regulatory and other purposes	(985)	(297)	486
Securities and other inventory positions owned	(8,936)	(14,736)	1,968
Resale agreements, net of repurchase agreements	(9,467)	19,504	(18,442)
Securities borrowed, net of securities loaned	(22,728)	(25,048)	(6,907)
Other secured borrowings	(2,923)	2,700	4,060
Receivables from brokers, dealers and clearing organizations	1,475	(1,100)	(320)
Receivables from customers	(4,432)	(530)	3,844
Securities and other inventory positions sold but not yet purchased	23,471	5,326	17,444
Payables to brokers, dealers and clearing organizations	(1,362)	1,280	(1,018)
Payables to customers	10,158	10,189	3,646
Accrued liabilities and other payables	1,094	1,736	277
Other operating assets and liabilities, net	(370)	346	(693)

Net cash provided by (used in) operating activities	(10,910)	2,437	6,017

Cash Flows From Financing Activities
Derivative contracts with a financing element	334	110	—
Issuance of/payments for commercial paper and short-term debt, net	526	(38)	(1,623)
Issuance of senior notes	20,059	13,193	8,415
Principal payments of senior notes	(9,828)	(9,815)	(9,014)
Issuance of subordinated indebtedness	426	190	—
Principal payments of subordinated indebtedness	(992)	(322)	(715)
Issuance of preferred securities subject to mandatory redemption	—	600	—
Issuance of common stock	108	57	61
Issuance of preferred stock	300	345	—
Purchase of treasury stock	(2,267)	(1,508)	(1,510)
Issuance of treasury stock	551	260	207
Dividends paid	(258)	(178)	(165)

Net cash provided by (used in) financing activities	8,959	2,894	(4,344)

Cash Flows From Investing Activities
Purchase of property, equipment and leasehold improvements, net	(401)	(451)	(656)
Proceeds from the sale of 3 World Financial Center, net	—	—	152
Business acquisitions, net of cash acquired	(130)	(657)	(31)

Net cash used in investing activities	(531)	(1,108)	(535)

Net change in cash and cash equivalents	(2,482)	4,223	1,138
Cash and cash equivalents, beginning of period	7,922	3,699	2,561

Cash and cash equivalents, end of period	$5,440	$7,922	$3,699

Supplemental Disclosure of Cash Flow Information (in millions):
Interest paid totaled $9,534, $8,654 and $10,686 in 2004, 2003 and 2002, respectively.
Income taxes paid totaled $638, $717 and $436 in 2004, 2003 and 2002, respectively.

See Notes to Consolidated Financial Statements.

LEHMAN BROTHERS HOLDINGS INC.

LEHMAN BROTHERS HOLDINGS INC.
Notes to Consolidated Financial Statements

Note 1    Summary of Significant Accounting Policies

Basis Of Presentation

        The Consolidated Financial Statements include the accounts of Lehman Brothers Holdings Inc. ("Holdings") and subsidiaries (collectively, the "Company," "Lehman Brothers," "we," "us" or "our"). We are one of the leading global investment banks serving institutional, corporate, government and high-net-worth individual clients and customers. Our worldwide headquarters in New York and regional headquarters in London and Tokyo are complemented by offices in additional locations in North America, Europe, the Middle East, Latin America and the Asia Pacific region. We are engaged primarily in providing financial services. The principal U.S., European, and Asian subsidiaries of Holdings are Lehman Brothers Inc. ("LBI"), a registered broker-dealer, Lehman Brothers International (Europe), an authorized investment firm in the United Kingdom and Lehman Brothers Japan, a registered securities company in Japan, respectively. All material intercompany accounts and transactions have been eliminated in consolidation.

        The Consolidated Financial Statements are prepared in conformity with generally accepted accounting principles, which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management estimates are required in determining the valuation of inventory positions, particularly over-the-counter ("OTC") derivatives, certain high yield positions, private equity and other principal investments, certain non-investment grade retained interests, certain commercial mortgage loans and investments, and certain investments in real estate. Additionally, significant management estimates are required in assessing the realizability of deferred tax assets, the outcome of litigation, determining the allocation of the cost of acquired businesses to identifiable intangible assets and goodwill, and determining the components of the September 11th related recoveries, net and the real estate reconfiguration charges. Management believes the estimates used in preparing the financial statements are reasonable and prudent. Actual results could differ from these estimates.

        Certain prior period amounts reflect reclassifications to conform to the current year's presentation.

Consolidation Accounting Policies

        Operating Companies.    Financial Accounting Standards Board ("FASB") Interpretation No. 46, "Consolidation of Variable Interest Entities—an interpretation of ARB No. 51," ("FIN 46"), which was issued in January 2003 and revised in December 2003 ("FIN 46R"), defines the criteria necessary to be considered an operating company (i.e., a voting-interest entity) for which the consolidation accounting guidance of Statement of Financial Accounting Standards ("SFAS") No. 94, "Consolidation of All Majority-Owned Subsidiaries," ("SFAS 94") should be applied. As required by SFAS 94, we consolidate operating companies in which we have a controlling financial interest. The usual condition for a controlling financial interest is ownership of a majority of the voting interest. FIN 46R defines operating companies as businesses that have sufficient legal equity to absorb the entities' expected losses (presumed to require minimum 10% equity) and, in each case, for which the equity holders have substantive voting rights and participate substantively in the gains and losses of such entities. Operating companies in which we are able to exercise significant influence but do not control are accounted for under the equity method. Significant influence generally is deemed to exist when we own 20% to 50% of the voting equity of a corporation, or when we hold at least 3% of a limited partnership interest.

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

        A QSPE generally can be described as an entity whose permitted activities are limited to passively holding financial assets and distributing cash flows to investors based on pre-set terms. Our primary involvement with SPEs relates to securitization transactions in which transferred assets, including mortgages, loans, receivables and other assets, are sold to an SPE that qualifies as a QSPE under SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," ("SFAS 140"). Such transferred assets are repackaged into securities (i.e., securitized). In accordance with this guidance, we recognize transfers of financial assets as sales provided control has been relinquished. Control is deemed to be relinquished only when all of the following conditions have been met: (i) the assets have been isolated from the transferor, even in bankruptcy or other receivership (true sale opinions are required); (ii) the transferee has the right to pledge or exchange the assets received and (iii) the transferor has not maintained effective control over the transferred assets (e.g., a unilateral ability to repurchase a unique or specific asset). In accordance with SFAS 140 we do not consolidate QSPEs. Rather, we recognize only our retained interests in the QSPEs, if any. We account for such retained interests at fair value with changes in fair value reported in earnings. FIN 46R does not alter the accounting for involvement with QSPEs.

        Certain SPEs do not meet the QSPE criteria because their permitted activities are not sufficiently limited or because the assets are not deemed qualifying financial instruments (e.g., real estate). Such SPEs are referred to as VIEs and we may use them to create securities with a unique risk profile desired by investors and as a means of intermediating financial risk. In the normal course of business, we may establish VIEs, sell assets to VIEs, underwrite, distribute, and make a market in securities issued by VIEs, transact derivatives with VIEs, own securities or residual interests in VIEs, and provide liquidity or other guarantees to VIEs. Under FIN 46R, we are required to consolidate a VIE if we are deemed to be the primary beneficiary of such entity. The primary beneficiary is the party that has either a majority of the expected losses or a majority of the expected residual returns of such entity, as defined. In 2004 we adopted FIN 46R for all VIEs in which we hold a variable interest. The effect of adopting FIN 46R in fiscal 2004 was not material to our financial condition or results of operations.

        At November 30, 2004, we owned all the common equity of three Delaware business trusts formed for the purpose of (a) issuing trust securities representing ownership interests in the assets of the trust; (b) investing the gross proceeds of the trust securities in junior subordinated debentures of Holdings; and (c) engaging in activities necessary or incidental thereto. In connection with the adoption of FIN 46R, we were required to deconsolidate the trusts that issued the trust securities. Accordingly, at November 30, 2004, Subordinated indebtedness includes junior subordinated debentures issued to the trusts that at November 30, 2003 and prior year ends were classified as Preferred securities subject to mandatory redemption. Dividends on Preferred securities subject to mandatory redemption, which were presented as Dividends on trust preferred securities in the Consolidated Statement of Income through February 29, 2004, are included in Interest expense subsequent to February 29, 2004.

Revenue Recognition Policies

        Principal Transactions.    Financial instruments classified as Securities and other inventory positions owned and Securities and other inventory positions sold but not yet purchased (both of which are recorded on a trade-date basis) are valued at market or fair value, as appropriate, with unrealized gains and losses reflected in Principal transactions in the Consolidated Statement of Income. We follow the American Institute of Certified Public Accountants ("AICPA") Audit and Accounting Guide, "Brokers and Dealers in Securities," (the "Guide") when determining market or fair value for financial instruments. Market value generally is determined based on listed prices or broker quotes. In certain instances, such price quotations may be deemed unreliable when the instruments are thinly traded or when we hold a substantial block of a particular security and the listed price is not deemed to be readily realizable. In accordance with the Guide, in these instances we determine fair value based on management's best estimate, giving appropriate consideration to reported prices and the extent of public trading in similar securities, the discount from the listed price associated with the cost at the date of acquisition, and the size of the position held in relation to the liquidity in the market, among other factors. When listed prices or broker quotes are not available, we determine fair value based on pricing models or other valuation techniques, including the use of implied pricing from similar instruments. We typically use pricing models to derive fair value based on the net present value of estimated future cash flows including adjustments, when appropriate, for liquidity, credit and/or other factors.

        Investment Banking.    Underwriting revenues, net of related underwriting expenses, and revenues for merger and acquisition advisory and related services are recognized when services for the transactions are completed. Direct costs associated with advisory services are recorded as non-personnel expenses, net of client reimbursements.

        Commissions.    Commissions primarily include fees from executing and clearing client transactions on stock, options and futures markets worldwide. These fees are recognized on a trade-date basis.

        Investment Advisory Fees.    Investment advisory fees are recorded as earned. Generally, high-net-worth and institutional clients are charged or billed quarterly based on the account's net asset value at the beginning of a quarter. Investment advisory and administrative fees earned from our mutual fund business (the "Funds") are charged monthly to the Funds based on average daily net assets under management. In certain circumstances, we receive incentive fees when the return on assets under management exceeds specified benchmarks. Such incentive fees generally are based on investment performance over a twelve-month period and are not subject to adjustment after the measurement period ends. Accordingly, such incentive fees are recognized when the measurement period ends in Asset management and other in the Consolidated Statement of Income.

        Private Equity Incentive Fees.    We receive incentive fees when the return on certain private equity funds' investments exceeds specified threshold returns. Incentive fees typically are based on investment periods in excess of one year, and future investment underperformance could require amounts previously distributed to us to be returned to the funds. Accordingly, incentive fees are recognized in income when all material contingencies have been substantially resolved.

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

Securities and Other Inventory Positions

        Financial instruments classified as Securities and other inventory positions owned, including loans, and Securities and other inventory positions sold but not yet purchased are carried at market or fair value, as appropriate, with unrealized gains and losses reflected in Principal transactions in the Consolidated Statement of Income. Lending commitments also are recorded at fair value, with unrealized gains or losses recognized in Principal transactions in the Consolidated Statement of Income. We account for real estate positions held for sale at the lower of cost or fair value with gains or losses recognized in Principal transactions in the Consolidated Statement of Income. At November 30, 2004 and 2003, all firm-owned securities pledged to counterparties that have the right, by contract or custom, to sell or repledge the securities are classified as Securities and other inventory positions owned (pledged as collateral) as required by SFAS 140.

        Derivative Financial Instruments.    Derivatives are financial instruments whose value is based on an underlying asset (e.g., Treasury bond), index (e.g., S&P 500) or reference rate (e.g., LIBOR), and include futures, forwards, swaps, option contracts, or other financial instruments with similar characteristics. A derivative contract generally represents a future commitment to exchange interest payment streams or currencies based on the contract or notional amount or to purchase or sell other financial instruments at specified terms on a specified date. OTC derivative products are privately-negotiated contractual agreements that can be tailored to meet individual client needs and include forwards, swaps and certain options including caps, collars and floors. Exchange-traded derivative products are standardized contracts transacted through regulated exchanges and include futures and certain option contracts listed on an exchange.

        Derivatives are recorded at market or fair value in the Consolidated Statement of Financial Condition on a net-by-counterparty basis when a legal right of set-off exists and are netted across products when such provisions are stated in the master netting agreement. Cash collateral received is netted on a counterparty basis, provided legal right of offset exists. Derivatives often are referred to as off-balance-sheet instruments because neither their notional amounts nor the underlying instruments are reflected as assets or liabilities of the Company. Instead, the market or fair values related to the derivative transactions are reported in the Consolidated Statement of Financial Condition as assets or liabilities in Derivatives and other contractual agreements, as applicable. Margin on futures contracts is included in receivables and payables from/to brokers, dealers and clearing organizations, as applicable. Changes in fair values of derivatives are recorded in Principal transactions in the Consolidated Statement of Income. Market or fair value generally is determined either by quoted market prices (for exchange-traded futures and options) or pricing models (for swaps, forwards and options). Pricing models use a series of market inputs to determine the present value of future cash flows with adjustments, as required, for credit risk and liquidity risk. Credit-related valuation adjustments incorporate historical experience and estimates of expected losses. Additional valuation adjustments may be recorded, as deemed appropriate, for new or complex products or for positions with significant concentrations. These adjustments are integral components of the mark-to-market process.

        We follow Emerging Issues Task Force ("EITF") Issue No. 02-03, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved In Energy Trading and Risk Management Activities" ("EITF 02-03") when marking to market our derivative contracts. Under EITF 02-03, recognition of a trading profit at inception of a derivative transaction is prohibited unless the fair value of that derivative is obtained from a quoted market price, supported by comparison to other observable market transactions, or based on a valuation technique incorporating observable market data. Subsequent to the transaction date, we recognize such valuation adjustments in the period in which the valuation of such instrument becomes observable.

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

        We use fair value hedges primarily to convert a substantial portion of our fixed-rate debt and certain long-term secured financing activities to floating interest rates. Any hedge ineffectiveness in these relationships is recorded in Interest expense in the Consolidated Statement of Income. Gains or losses from revaluing foreign exchange contracts associated with hedging our net investments in non-U.S.-dollar functional currency operations are reported within Accumulated other comprehensive income in Stockholders' equity. Unrealized receivables/payables resulting from the mark to market of end-user derivatives are included in Securities and other inventory positions owned or Securities and other inventory positions sold but not yet purchased.

        Private Equity Investments.    We carry our private equity investments, including our partnership interests, at fair value based on our assessment of each underlying investment. The carrying basis of these investments generally is not increased until an observable market event (e.g., a financing or an initial public offering) occurs to justify an increase in the carrying basis.

Securities Received as Collateral and Obligation to Return Securities Received as Collateral

        When we act as the lender in a securities lending agreement and we receive securities that can be pledged or sold as collateral, we recognize in the Consolidated Statement of Financial Condition an asset, representing the securities received (Securities received as collateral) and a liability, representing the obligation to return those securities (Obligation to return securities received as collateral).

Secured Financing Activities

        Repurchase and Resale Agreements.    Securities purchased under agreements to resell and Securities sold under agreements to repurchase, which are treated as financing transactions for financial reporting purposes, are collateralized primarily by government and government agency securities and are carried net by counterparty, when permitted, at the amounts at which the securities subsequently will be resold or repurchased plus accrued interest. It is our policy to take possession of securities purchased under agreements to resell. We monitor the market value of the underlying positions on a daily basis compared with the related receivable or payable balances, including accrued interest. We require counterparties to deposit additional collateral or return collateral pledged, as necessary, to ensure the market value of the underlying collateral remains sufficient. Securities and other inventory positions owned that are financed under repurchase agreements are carried at market value, with unrealized gains and losses reflected in Principal transactions in the Consolidated Statement of Income.

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

        Other Secured Borrowings.    Other secured borrowings principally reflects non-recourse financing, and is recorded at contractual amounts plus accrued interest.

Long-Lived Assets

        Property, equipment and leasehold improvements are recorded at historical cost, net of accumulated depreciation and amortization. Depreciation is recognized using the straight-line method over the estimated useful lives of the assets. Buildings are depreciated up to a maximum of 40 years. Leasehold improvements are amortized over the lesser of their useful lives or the terms of the underlying leases, ranging up to 30 years. Equipment, furniture and fixtures are depreciated over periods of up to 15 years. Internal use software that qualifies for capitalization under AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," is capitalized and subsequently amortized over the estimated useful life of the software, generally three years, with a maximum of seven years. We review long-lived assets for impairment periodically and whenever events or changes in circumstances indicate the carrying amounts of the assets may be impaired. If the expected future undiscounted cash flows are less than the carrying amount of the asset, an impairment loss would be recognized to the extent the carrying value of such asset exceeded its fair value.

Identifiable Intangible Assets and Goodwill

        Identifiable intangible assets with finite lives are amortized over their expected useful lives. Identifiable intangible assets with indefinite lives and goodwill are not amortized. Instead, these assets are evaluated at least annually for impairment. Goodwill is reduced upon the recognition of certain acquired net operating loss carryforward benefits.

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

        Beginning in 2004, we adopted the fair-value method of accounting for equity-based employee awards using the prospective transition method permitted by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure"("SFAS 148"). Under this method of transition, compensation expense is recognized based on the fair value of stock options and restricted stock units granted for 2004 and future years over the related service period. Stock options granted for the years ended November 30, 2003 and before continue to be accounted for under APB 25. The adoption of SFAS 123 did not have a material effect on our results of operations or financial condition. See Accounting Developments below for a discussion of SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which the FASB issued in December 2004.

        The following table illustrates the effect on net income and earnings per share for the year ended November 30, 2004, 2003 and 2002 if the fair-value-based retroactive method prescribed by SFAS 123 had been applied to all awards granted prior to fiscal year 2004.

Equity Based Compensation—Pro Forma Net Income and Earnings per Share

In millions, except per share data Year ended November 30	2004	2003	2002
Net income, as reported	$2,369	$1,699	$975
Add: stock-based employee compensation expense included in reported net income, net of related tax effect	464	362	330
Deduct: stock-based employee compensation expense determined under the fair-value-based method for all awards, net of related tax effect	(623)	(534)	(475)

Pro forma net income	$2,210	$1,527	$830

Earnings per share:
Basic, as reported	$8.36	$6.71	$3.69
Basic, pro forma	$7.78	$6.01	$3.10
Diluted, as reported	$7.90	$6.35	$3.47
Diluted, pro forma	$7.42	$5.77	$2.95

        We used the Black-Scholes option-pricing model to quantify the pro forma effects on net income and earnings per share of the fair value of the stock options granted and outstanding during 2004, 2003 and 2002. Based on the results of the model, the weighted-average fair values of the stock options granted were $19.26, $22.02 and $19.07 for 2004, 2003 and 2002, respectively. The weighted-average assumptions used for 2004, 2003 and 2002 were as follows:

Weighted Average Black-Scholes Assumptions

Year ended November 30	2004	2003	2002
Risk-free interest rate	3.04%	3.10%	3.26%
Expected volatility	28.09%	35.00%	35.00%
Dividends per share	$0.64	$0.48	$0.36
Expected life	3.7 years	4.6 years	5.3 years

        The decline in the weighted-average fair value price of stock options granted in 2004 compared with 2003 resulted from declines in the weighted average expected life of options awarded in 2004 and expected volatility. The weighted average expected life of options awarded in 2004 declined due to a lower number of 10-year options awarded relative to 5-year options. The expected volatility declined due to lower volatility in our stock over the historical and future periods we use to estimate volatility.

Earnings per Common Share

        We compute earnings per common share ("EPS") in accordance with SFAS No. 128, "Earnings per Share." Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the assumed conversion of all dilutive securities. See Notes 13 and 15 to the Consolidated Financial Statements for additional information about earnings per share.

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

Cash Equivalents

        Cash equivalents include highly liquid investments not held for resale with maturities of three months or less when we acquire them.

Foreign Currency Translation

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

Accounting Developments

        In January 2003, the FASB issued FIN 46. In December 2003, the FASB revised FIN 46 ("FIN 46R"). We have adopted FIN 46R for all variable interest entities in which we hold a variable interest. The effect of adopting FIN 46R in fiscal 2004 was not material to our financial condition or results of operations. See Note 9 to the Consolidated Financial Statements for additional information about the effect of adopting FIN 46R on certain Delaware business trusts formed for the purpose of issuing trust securities.

        In May 2004 the FASB issued FASB Staff Position ("FSP") No. FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP No. FAS 106-2"), which provides guidance on accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003. We adopted FSP No. FAS 106-2 in our 2004 fourth quarter. Adoption did not have a material effect on our financial condition or results of operations.

        In December 2004 the FASB issued SFAS 123R. We must adopt SFAS 123R by our 2005 fourth quarter. SFAS 123R requires public companies to recognize expense in the income statement for the grant-date fair value of awards of equity instruments to employees. Expense is to be recognized over the period during which employees are required to provide service. SFAS 123R also clarifies and expands the guidance in SFAS 123 in several areas, including measuring fair value and attributing compensation cost to reporting periods. For periods before the required effective date, companies may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by SFAS 123. Under the modified prospective transition method we expect to apply, compensation cost is recognized after the date of adoption for the portion of outstanding awards granted prior to the adoption of SFAS 123 for which service has not yet been rendered. We do not expect adoption of SFAS 123R will have a negative effect on our results of operations and financial condition, and expect to adopt SFAS 123R in our 2005 fourth quarter.

        In December 2004 the FASB issued an FSP regarding the accounting implications of the American Jobs Creation Act of 2004 (the "Act") related to the one-time tax benefit for the repatriation of foreign earnings. The FSP is effective for financial statements for periods ended after October 22, 2004. The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned outside the U.S. by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations and uncertainty remains about how to interpret numerous provisions in the Act. We are reviewing the Act to determine the implications of repatriating, out of our accumulated non-U.S. retained earnings pool, a portion of such earnings that we currently do not consider to be permanently reinvested in certain foreign subsidiaries. We expect the tax benefits associated with any amount repatriated would not be material to our results of operations or financial condition.

Note 2    Securities and Other Inventory Positions

        Securities and other inventory positions owned and Securities and other inventory positions sold but not yet purchased were comprised of the following:

Securities and Other Inventory Positions

			Sold But Not Yet Purchased
	Owned
In millions November 30
	2004	2003	2004	2003
Mortgages, mortgage-backed and real estate inventory positions	$43,831	$38,957	$246	$101
Government and agencies	29,829	31,666	46,697	44,150
Derivatives and other contractual agreements	17,459	15,766	15,242	11,440
Corporate debt and other	24,948	20,069	10,988	5,791
Corporate equities	26,772	22,889	23,019	10,935
Certificates of deposit and other money market instruments	1,629	4,287	89	59

	$144,468	$133,634	$96,281	$72,476

        At November 30, 2004 and 2003, Securities and other inventory positions owned included approximately $10.7 billion and $8.7 billion, respectively, of real estate held for sale. Our net investment position after giving effect to non-recourse financing was $4.1 billion and $2.9 billion at November 30, 2004 and 2003, respectively.

Note 3    Derivative Financial Instruments

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

        Derivatives are subject to various risks similar to other financial instruments, including market, credit and operational risk. In addition, we may be exposed to legal risks related to derivative activities, including the possibility a transaction may be unenforceable under applicable law. The risks of derivatives should not be viewed in isolation, but rather should be considered on an aggregate basis along with our other trading-related activities. We manage the risks associated with derivatives on an aggregate basis along with the risks associated with proprietary trading and market-making activities in cash instruments, as part of our firmwide risk management policies.

        We record derivative contracts at fair value with realized and unrealized gains and losses recognized in Principal transactions in the Consolidated Statement of Income. Unrealized gains and losses on derivative contracts are recorded on a net basis in the Consolidated Statement of Financial Condition for those transactions with counterparties executed under a legally enforceable master netting agreement and are netted across products when such provisions are stated in the master netting agreement. We offer equity, fixed income and foreign exchange derivative products to customers. Because of the integrated nature of the market for such products, each product area trades cash instruments as well as derivative products.

        The following table presents the fair value of derivatives at November 30, 2004 and 2003. Assets included in the table represent unrealized gains, net of unrealized losses for situations in which we have a master netting agreement. Similarly, liabilities represent net amounts owed to counterparties. The fair value of assets/liabilities related to derivative contracts at November 30, 2004 and 2003 represents our net receivable/payable for derivative financial instruments before consideration of securities collateral. Included within the $17.5 billion fair value of assets at November 30, 2004 was $3.4 billion related to exchange-traded option and warrant contracts. Included within the $15.8 billion fair value of assets at November 30, 2003 was $2.2 billion related to exchange-traded option and warrant contracts.

Fair Value of Derivatives and Other Contractual Agreements

	2004(1)		2003(1)
In millions November 30
	Assets	Liabilities	Assets	Liabilities
Interest rate, currency and credit default swaps and options (including caps, collars and floors)	$7,927	$6,664	$7,602	$5,614
Foreign exchange forward contracts and options	2,155	2,494	1,807	1,982
Other fixed income securities contracts (including TBAs and forwards)	1,633	275	1,264	750
Equity contracts (including equity swaps, warrants and options)	5,744	5,809	5,093	3,094

	$17,459	$15,242	$15,766	$11,440

(1)
Amounts do not include receivables or payables related to exchange-traded futures contracts.

        The primary difference in risks between OTC and exchange-traded contracts is credit risk. OTC contracts contain credit risk for unrealized gains, net of collateral, from various counterparties for the duration of the contract. With respect to OTC contracts, we view our net credit exposure to be $11.3 billion and $9.5 billion at November 30, 2004 and 2003, respectively, representing the fair value of OTC contracts in an unrealized gain position, after consideration of collateral. Counterparties to our OTC derivative products primarily are U.S. and foreign banks, securities firms, corporations, governments and their agencies, finance companies, insurance companies, investment companies and pension funds. Collateral held related to OTC contracts generally includes U.S. government and federal agency securities.

        Presented below is an analysis of net credit exposure at November 30, 2004 for OTC contracts based on actual ratings made by external rating agencies or by equivalent ratings established and used by our Credit Risk Management Department.

Net Credit Exposure

						Total
Counterparty Risk Rating	S&P/Moody's Equivalent	Less than 1 Year	1-5 Years	5-10 Years	Greater than 10 Years
						2004	2003
iAAA	AAA/Aaa	6%	3%	3%	3%	15%	15%
iAA	AA/Aa	16	6	7	8	37	30
iA	A/A	11	6	4	10	31	34
iBBB	BBB/Baa	3	3	2	4	12	18
iBB	BB/Ba	1	1	1	1	4	2
iB or lower	B/B1 or lower	1	—	—	—	1	1

		38%	19%	17%	26%	100%	100%

        We also are subject to credit risk related to exchange-traded derivative contracts. Exchange-traded contracts, including futures and certain options, are transacted directly on exchanges. To protect against the potential for a default, all exchange clearinghouses impose net capital requirements for their membership. Additionally, exchange clearinghouses require counterparties to futures contracts to post margin upon the origination of the contracts and for any changes in the market value of the contracts on a daily basis (certain foreign exchanges provide for settlement within three days). Therefore, the potential for credit losses from exchange-traded products is limited.

Concentrations of Credit Risk

        A substantial portion of our securities transactions are collateralized and are executed with, and on behalf of, commercial banks and other institutional investors, including other brokers and dealers. Our exposure to credit risk associated with the non-performance of these customers and counterparties in fulfilling their contractual obligations pursuant to securities transactions can be directly affected by volatile or illiquid trading markets, which may impair the ability of customers and counterparties to satisfy their obligations to us.

        Securities and other inventory positions owned include U.S. government and agency securities and securities issued by non-U.S. governments, which in the aggregate, represented 8% of total assets at November 30, 2004. In addition, collateral held for resale agreements represented approximately 27% of total assets at November 30, 2004, and primarily consisted of securities issued by the U.S. government, federal agencies or non-U.S. governments. Our most significant industry concentration is financial institutions, which includes other brokers and dealers, commercial banks and institutional clients. This concentration arises in the normal course of business.

Note 4    Securitizations and Other Off-Balance-Sheet Arrangements

        We are a market leader in mortgage- and asset-backed securitizations and other structured financing arrangements. In connection with these activities, we use SPEs primarily for (but not limited

to) the securitization of commercial and residential mortgages, home equity loans, government and corporate bonds, and lease and trade receivables. The majority of our involvement with SPEs relates to securitization transactions meeting the SFAS 140 definition of a QSPE. Based on the guidance in SFAS 140, we do not consolidate such QSPEs. We derecognize financial assets transferred in securitizations, provided we have relinquished control over such assets. We may retain an interest in the financial assets we securitize ("retained interests"), which may include assets in the form of residual interests in the SPEs established to facilitate the securitization. Retained interests are included in Securities and other inventory positions owned (primarily Mortgages and mortgage-backed) in the Consolidated Statement of Financial Condition. For further information regarding the accounting for securitization transactions, refer to Note 1, Summary of Significant Accounting Policies—Consolidation Accounting Policies.

        During 2004 and 2003, we securitized approximately $139.4 billion and $146.1 billion of financial assets, including $120.5 billion and $125.7 billion of residential mortgages, $8.3 billion and $9.7 billion of commercial mortgages and $10.6 billion and $10.7 billion of municipal and other-asset-backed financial instruments, respectively. We originate residential and commercial loans as an extension of our securitization activities. In this regard we originated approximately $65.1 billion of residential mortgage loans in 2004. At November 30, 2004 and 2003, we had approximately $0.9 and $1.0 billion, respectively, of non-investment grade retained interests from our securitization activities (primarily junior security interests in securitizations). We record inventory positions held prior to securitization, including residential and commercial loans, at fair value, as well as any retained interests post-securitization. Mark-to-market gains or losses are recorded in Principal transactions in the Consolidated Statement of Income. Fair value is determined based on listed market prices, if available. When market prices are not available, fair value is determined based on valuation pricing models that take into account relevant factors such as discount, credit and prepayment assumptions, and also considers comparisons to similar market transactions.

        The table below presents the financial assets securitized together with cash flows received from securitization trusts for the years ended November 30, 2004 and 2003 and the fair value of retained interests, the key economic assumptions used in measuring the fair value of retained interests and the sensitivity of the fair value of the retained interests to immediate 10% and 20% adverse changes in the valuation assumptions at November 30, 2004 and 2003.

Securitization Activity

	2004			2003
Dollars in millions November 30	Residential Mortgages	Commercial Mortgages	Municipal and Other Asset- Backed	Residential Mortgages	Commercial Mortgages	Municipal and Other Asset- Backed
Financial assets securitized (year ended November 30)	$120,491	$8,349	$10,568	$125,671	$9,655	$10,738
Retained interests	$464	$94	$302	$574	$228	$239
Weighted-average life (years)	5	1	7	4	1	7
Annual prepayment rate (CPR)(1)	8–90	0	0–12	5–90	0–15	0–12
Credit loss assumption	0.5–9%	0–1.2%	1–4%	0.5–7%	2–27%	3–12%
Weighted-average discount rate	24%	15%	3%	21%	17%	3%
Prepayment speed:
Effect of 10% adverse change	$4	$—	$—	$2	$—	$—
Effect of 20% adverse change	$11	$—	$—	$5	$—	$—
Assumed credit losses:
Effect of 10% adverse change	$13	$—	$7	$21	$6	$9
Effect of 20% adverse change	$28	$4	$14	$40	$6	$18
Discount rate:
Effect of 10% adverse change	$16	$2	$26	$25	$—	$23
Effect of 20% adverse change	$28	$3	$52	$49	$—	$45
Cash flows received from securitization trusts (year ended November 30)
Purchases of delinquent loans	$—	$—	$—	$155	$—	$—
Cash flows received on retained interests	$172	$8	$165	$214	$11	$111

(1)
Constant prepayment rate.

        The sensitivity analysis is hypothetical and should be used with caution because the stresses are performed without considering the effect of hedges, which serve to reduce our actual risk. In addition, these results are calculated by stressing a particular economic assumption independent of changes in any other assumption (as required by U.S. GAAP); in reality, changes in one factor often result in changes in another factor (for example, changes in discount rates will often affect expected prepayment speeds). Further, changes in the fair value based on a 10% or 20% variation in an assumption should not be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear.

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

        A CDO transaction involves the purchase by an SPE of a diversified portfolio of securities and/or loans that are then managed by an independent asset manager. Interests in the SPE (debt and equity) are sold to third party investors. Our primary role is limited to acting as structuring and placement agent, warehouse provider, underwriter and market maker in the related CDO securities. In a typical

CDO, at the direction of a third party asset manager, we temporarily will warehouse securities or loans on our balance sheet pending the sale to the SPE once the permanent financing is completed in the capital markets. At November 30, 2004, we owned approximately $114 million of equity securities in CDOs. Because our investments do not represent a majority of any CDO equity class, we are not deemed the primary beneficiary of the CDOs and therefore we do not consolidate such SPEs.

        We are a dealer in credit default swaps and, as such, we make a market in buying and selling credit protection on single issuers as well as on portfolios of credit exposures. One of the mechanisms we use to mitigate credit risk is to enter into default swaps with SPEs, in which we purchase default protection. In these transactions, the SPE issues credit-linked notes to investors and uses the proceeds to invest in high quality collateral. We pay a premium to the SPE for assuming credit risk under the default swap. Third-party investors in these SPEs are subject to default risk associated with the referenced obligations under the default swap as well as the credit risk of the assets held by the SPE. Our maximum loss associated with our involvement with such credit-linked note transactions is the fair value of our credit default swaps with such SPEs, which amount to $110 million and $229 million at November 30, 2004 and 2003, respectively. In addition, our default swaps are secured by the value of the underlying investment-grade collateral held by the SPEs which was $4.4 billion and $6.6 billion at November 30, 2004 and 2003, respectively. Because the results of our expected loss calculations generally demonstrate the investors in the SPE bear a majority of the entity's expected losses (because the investors assume default risk associated with both the reference portfolio and the SPE's assets), we generally are not deemed to be the primary beneficiary of these transactions and therefore do not consolidate such SPEs. However, in certain credit default transactions, generally when we participate in the fixed interest rate risk associated with the underlying collateral through an interest rate swap, we are deemed to be the primary beneficiary of such transaction and therefore have consolidated the SPEs. At November 30, 2004 we consolidated approximately $0.7 billion of such credit default transactions.

        We also invest in real estate directly, through controlled subsidiaries and through variable interest entities. We consolidate our investments in variable interest entities when we are deemed to be the primary beneficiary. See Note 2 to the Consolidated Financial Statements for a discussion of our real estate related investments.

        In addition, we enter into other transactions with SPEs designed to meet customers' investment and/or funding needs. See Note 11 to the Consolidated Financial Statements for additional information about these transactions and SPE-related commitments.

Note 5    Securities Pledged as Collateral

        We enter into secured borrowing and lending transactions to finance inventory positions, obtain securities for settlement and meet customers' needs. We receive collateral in connection with resale agreements, securities borrowed transactions, borrow/pledge transactions, customer margin loans and certain other loans. We generally are permitted to sell or repledge these securities held as collateral and use the securities to secure repurchase agreements, enter into securities lending transactions or deliver to counterparties to cover short positions. We carry secured financing agreements on a net basis when permitted under the provisions of FASB Interpretation No. 41, "Offsetting of Amounts Related to Certain Repurchase and Reverse Repurchase Agreements" ("FIN 41").

        At November 30, 2004 and 2003, the fair value of securities received as collateral and securities and other inventory positions owned that have not been sold, repledged or otherwise encumbered totaled approximately $90 billion and $67 billion, respectively. At November 30, 2004 and 2003, the gross fair value of securities received as collateral that we were permitted to sell or repledge was approximately $524 billion and $413 billion, respectively. Of this collateral, approximately $487 billion and $385 billion at November 30, 2004 and 2003, respectively, has been sold or repledged, generally as collateral under repurchase agreements or to cover Securities and other inventory positions sold but not yet purchased. Included in the $487 billion and $385 billion at November 30, 2004 and 2003, respectively, were pledged securities, primarily fixed income, having a market value of approximately $91 billion and $56 billion, respectively, as collateral for securities borrowed having a market value of approximately $90 billion and $55 billion, respectively.

        We also pledge our own assets, primarily to collateralize certain financing arrangements. These pledged securities, where the counterparty has the right, by contract or custom, to rehypothecate the financial instruments are classified as Securities and other inventory positions owned, pledged as collateral, in the Consolidated Statement of Financial Condition as required by SFAS 140.

        The carrying value of Securities and other inventory positions owned that have been pledged or otherwise encumbered to counterparties where those counterparties do not have the right to sell or repledge was approximately $47 billion at both November 30, 2004 and 2003.

Note 6    Business Combinations

        In October 2003, we acquired Neuberger Berman Inc. and its subsidiaries ("Neuberger") by means of a merger into a wholly-owned subsidiary of Holdings. The results of Neuberger's operations are included in the Consolidated Financial Statements since that date. Neuberger is an investment advisory company that engages in wealth management services including private asset management, tax and financial planning, and personal and institutional trust services, mutual funds, institutional management and alternative investments, and professional securities services.

        We purchased Neuberger for a net purchase price of approximately $2.5 billion, including cash consideration and incidental costs of $682 million, equity consideration of $2.1 billion (including 32.3 million shares of common stock, 0.3 million shares of restricted common stock and 3.5 million vested stock options) and excluding net cash and short-term investments acquired of $276 million. We also issued approximately 0.5 million shares of restricted common stock valued at $42 million, which is subject to future service requirements and is being amortized over the applicable service periods. See Note 16 to the Consolidated Financial Statements for additional information about our incentive plans. The value of freely-tradable common shares issued used to record the transaction was determined based on the average closing market price of our common shares from October 27, 2003 through October 31, 2003. Certain common shares issued subject to sale restrictions extending through 2011 were valued at a weighted average discount to market value of approximately 25%, based on an independent third-party valuation. The vested stock options issued were valued using the Black-Scholes option-pricing model and had a weighted-average life of approximately seven years and a weighted-average exercise price of $60.10.

        The following table summarizes the fair values of the Neuberger assets acquired and liabilities assumed at October 31, 2003, the date of acquisition.

Fair Value of Assets Acquired and Liabilities Assumed

In millions October 31, 2003	Assets		Liabilities
Cash, receivables and financial instruments	$2,717	Liabilities and financial instruments	$2,469
Fixed and other assets	212	Deferred tax liability	420
Amortizable intangible assets	431	Long-term debt	181

Indefinite-life intangible assets	520	Total liabilities assumed	3,070

Goodwill	1,945	Gross purchase price	2,755

	$5,825		$5,825

        The $431 million of acquired amortizable intangible assets are being amortized over a weighted-average useful life of approximately 16 years. The amortizable intangible assets include computer software with an initial cost of $29 million (five-year weighted-average useful life) and customer lists with an initial cost of $402 million (17 year weighted-average useful life). Indefinite-life intangible assets consist of the Neuberger Berman trade name and mutual fund customer-related intangibles. The $1.9 billion of goodwill was assigned to the Investment Management business segment.

        During 2003, we also acquired two originators and servicers of residential loans, a diversified private equity fund investment manager, and a fixed income asset management business for an aggregate total cost of $172 million, which was paid in cash and notes. Goodwill recognized in those transactions totaled $113 million and is expected to be deductible for tax purposes. Goodwill assigned to the Capital Markets and Investment Management business segments totaled $19 million and $94 million, respectively.

        During 2004, we acquired three mortgage origination platforms for an aggregate cost of $184 million. Identifiable intangible assets and goodwill recognized in these transactions totaled $27 million and $34 million, respectively, and are expected to be fully deductible for tax purposes. Goodwill was assigned to the Capital Markets business segment. These acquisitions completed early in 2004 have been included in substantially all of our 2004 results and were not material to our 2003 results.

        The following table sets forth unaudited pro forma combined operating results for the years ended November 30, 2003 and 2002 as if the 2003 acquisitions discussed above had been completed at the beginning of 2003 and 2002. These pro forma amounts do not consider any anticipated revenue or expense saving synergies. In addition, the Neuberger acquisition occurred at October 31, 2003 when Neuberger assets under management totaled approximately $68 billion while assets under management at the beginning of 2003 totaled $56 billion.

Pro Forma Consolidated Statement of Income Information

In millions, except per share data Year ended November 30	2003	2002
Net revenues	$9,383	$6,981
Net income	1,722	1,014
Basic earnings per share	6.24	3.64
Diluted earnings per share	5.93	3.44

Note 7    Identifiable Intangible Assets and Goodwill

        Aggregate amortization expense for the years ended November 30, 2004, 2003 and 2002 was $47 million, $11 million, and $5 million, respectively. Estimated amortization expense for each of the years ending November 30, 2005 through 2009 is approximately $40 million.

Identifiable Intangible Assets

	2004		2003
In millions November 30	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Customer lists	$490	$47	$448	$11
Other	96	34	100	23

	$586	$81	$548	$34

Intangible assets not subject to amortization:
Mutual fund customer-related intangibles	$395		$395
Trade name	125		125

	$520		$520

        The changes in the carrying amount of goodwill for the years ended November 30, 2004 and 2003, are as follows:

Goodwill

In millions	Capital Markets	Investment Management	Total
Balance (net) at November 30, 2002	$135	$25	$160
Goodwill acquired	19	2,348	2,367

Balance (net) at November 30, 2003	154	2,373	2,527
Goodwill acquired	34	41	75
Goodwill disposed	(23)	—	(23)
Recognition of acquired tax benefit	(13)	—	(13)
Neuberger final purchase price valuation adjustment	—	(307)	(307)

Balance (net) at November 30, 2004	$152	$2,107	$2,259

        During 2004 we finalized the purchase price valuation and allocation of our October 31, 2003 acquisition of Neuberger, based on an independent third-party study. As a result, we reduced the valuation of the purchase price by approximately $307 million related to certain securities we issued that were restricted from resale for periods extending through 2011. The initial allocation of the purchase price to identifiable tangible and intangible assets acquired and liabilities assumed did not change.

Note 8    Short-Term Financings

        We obtain short-term financing on both a secured and unsecured basis. Secured financing is obtained through the use of repurchase agreements and securities loaned agreements, which are primarily collateralized by government, government agency and equity securities. The unsecured financing is generally obtained through short-term debt and the issuance of commercial paper.

        Short-term financings consists of the following:

Short-Term Financings

In millions November 30	2004	2003
Commercial paper	$1,670	$1,559
Other short-term debt	1,187	772

	$2,857	$2,331

        At November 30, 2004 and 2003, the weighted-average interest rates for short-term financings, including commercial paper, were 2.0% and 1.2%, respectively.

Note 9    Long-Term Debt

        Long-term debt consists of the following:

Long-Term Debt

	U.S. Dollar		Non-U.S. Dollar		Total
In millions November 30	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	2004	2003
Senior Notes
Maturing in fiscal 2004	$—	$—	$—	$—	$—	$7,418
Maturing in fiscal 2005	1,869	3,367	342	1,444	7,022	7,343
Maturing in fiscal 2006	3,164	5,565	993	2,574	12,296	6,584
Maturing in fiscal 2007	1,489	2,025	1,853	1,371	6,738	4,655
Maturing in fiscal 2008	3,536	676	121	1,494	5,827	5,550
Maturing in fiscal 2009	1,627	1,096	440	2,676	5,839	1,913
December 1, 2009 and thereafter	6,690	1,969	3,132	4,048	15,839	7,840

Senior Notes	18,375	14,698	6,881	13,607	53,561	41,303

Subordinated Indebtedness
Maturing in fiscal 2004	—	—	—	—	—	226
Maturing in fiscal 2005	96	—	3	—	99	105
Maturing in fiscal 2006	323	—	—	—	323	331
Maturing in fiscal 2007	321	—	11	—	332	344
Maturing in fiscal 2008	637	86	—	—	723	772
Maturing in fiscal 2009	—	—	—	—	—	—
December 1, 2009 and thereafter	1,332	116	—	—	1,448	448

Subordinated Indebtedness	2,709	202	14	—	2,925	2,226

	$21,084	$14,900	$6,895	$13,607	$56,486	$43,529

        At November 30, 2004, $92 million of outstanding long-term debt is repayable at par value prior to maturity at the option of the holder. These obligations are reflected in the above table as maturing at their put dates, which range from fiscal 2005 to fiscal 2007, rather than at their contractual maturities, which range from fiscal 2005 to fiscal 2021. In addition, $5.7 billion of long-term debt is redeemable prior to maturity at our option under various terms and conditions. These obligations are reflected in the above table at their contractual maturity dates. Extendible debt structures totaling approximately $4.0 billion are shown in the above table at their earliest maturity dates in fiscal 2006 and 2007. Such debt is automatically extended unless debt holders instruct us to redeem their debt at least one year prior to the earliest maturity date.

        At November 30, 2004, our U.S. dollar and non-U.S. dollar debt portfolios included approximately $6.0 billion and $7.7 billion, respectively, of debt for which the interest rates and/or redemption values are linked to the performance of various indices, including industry baskets of stocks, commodities or events. Generally, such notes are issued as floating rate notes or the interest rates on such index notes are effectively converted to floating rates based primarily on LIBOR through the use of interest rate, currency and equity swaps.

End-User Derivative Activities

        We use a variety of derivative products including interest rate, currency and equity swaps as an end user to modify the interest rate characteristics of our long-term debt portfolio. We use interest rate swaps to convert a substantial portion of our fixed rate debt to floating interest rates to more closely match the terms of assets being funded and to minimize interest rate risk. In addition, we use cross-currency swaps to hedge our exposure to foreign currency risk arising from our non-U.S. dollar debt obligations, after consideration of non-U.S. dollar assets that are funded with long-term debt obligations in the same currency. In certain instances, we may use two or more derivative contracts to manage the interest rate nature and/or currency exposure of an individual long-term debt issuance.

        At November 30, 2004 and 2003, the notional amounts of interest rate, currency and equity swaps related to long-term debt obligations were approximately $68.2 billion and $57.6 billion, respectively. In addition, end-user derivative activities resulted in the following changes to the mix of fixed and floating rate debt and effective weighted-average interest rates:

Effective Weighted-Average Interest Rates of Long-Term Debt

	Long-Term Debt		Weighted-Average(1)
Dollars in millions	Before End-User Activities	After End-User Activities	Contractual Interest Rate	Effective Rate After End-User Activities
November 30, 2004
U.S. dollar obligations:
Fixed rate	$21,084	$712
Floating rate	14,900	41,095

Total U.S. dollar obligations	35,984	41,807	4.77%	2.68%

Non-U.S. dollar obligations	20,502	14,679

	$56,486	$56,486	4.07%	2.59%

November 30, 2003
U.S. dollar obligations:
Fixed rate	$19,052	$305
Floating rate	9,934	34,600

Total U.S. dollar obligations	28,986	34,905	4.73%	1.71%

Non-U.S. dollar obligations	14,543	8,624

	$43,529	$43,529	4.20%	1.86%

(1)
Weighted-average interest rates were calculated using non-U.S.-dollar interest rates, when applicable.

        In March 2002, we issued $575 million of floating rate convertible notes. The notes had a variable interest rate of three-month LIBOR minus 90 basis points per annum (subject to adjustment in certain events). We redeemed all the notes for cash in April 2004. As a result of the Neuberger merger, on October 31, 2003 we assumed all obligations under an aggregate of $166 million of zero-coupon convertible notes due May 4, 2021. We redeemed substantially all the notes for cash in May 2004.

Credit Facilities

        We maintain a revolving credit agreement (the "Credit Agreement") with a syndicate of banks under which the banks have committed to provide up to $1.5 billion through April 2007. The Credit Agreement contains covenants that require, among other things, that we maintain a specified level of tangible net worth. We also maintain a $1.0 billion multi-currency unsecured committed revolving credit facility with a syndicate of banks for Lehman Brothers Bankhaus AG (LBBAG) (the "Facility"). The Facility has a term of three and a half years expiring on April 26, 2008. There were no borrowings outstanding under either the Credit Agreement or the Facility at November 30, 2004, although drawings have been made under both and repaid from time to time during the year. We have maintained compliance with the material covenants under these credit agreements at all times.

Junior Subordinated Debentures

        At November 30, 2004, we owned all the common equity of three Delaware business trusts that had issued an aggregate liquidation value of $1.0 billion of preferred securities. The trusts were formed for the purpose of (a) issuing trust securities representing ownership interests in the assets of the trust; (b) investing the gross proceeds of the trust securities in junior subordinated debentures of Holdings; and (c) engaging in activities necessary or incidental thereto. The preferred securities are fully and unconditionally guaranteed by Holdings, based on its combined obligations under a guarantee, a trust agreement and a junior subordinated debt indenture.

        We adopted FIN 46R effective February 29, 2004, which required us to deconsolidate the trusts that issued the preferred securities. Accordingly, at November 30, 2004, Subordinated indebtedness includes junior subordinated debentures issued to the trusts that at November 30, 2003 and prior year ends was classified as Preferred securities subject to mandatory redemption. Dividends on Preferred securities subject to mandatory redemption, which were presented as Dividends on trust preferred securities in the Consolidated Statement of Income through February 29, 2004, are included in Interest expense subsequent to February 29, 2004.

        Junior subordinated debentures are comprised of the following issues:

Junior Subordinated Debentures

In millions November 30	2004	2003
Lehman Brothers Holdings Capital Trust I	$—	$325
Lehman Brothers Holdings Capital Trust II	—	385
Lehman Brothers Holdings Capital Trust III	300	300
Lehman Brothers Holdings Capital Trust IV	300	300
Lehman Brothers Holdings Capital Trust V	400	—

	$1,000	$1,310

        The following table summarizes the financial structure of trusts with outstanding securities at November 30, 2004:

Trusts With Outstanding Securities

November 30	Holdings Capital Trust III	Holdings Capital Trust IV	Holdings Capital Trust V
Trust Securities
Issuance date	March 2003	October 2003	April 2004
Preferred securities issued	12,000,000 Series K	12,000,000 Series L	16,000,000 Series M
Liquidation preference per security	$25	$25	$25
Liquidation value (in millions)	$300	$300	$400
Coupon rate	6.38%	6.38%	6.00%
Mandatory redemption date	March 15, 2052	October 31, 2052	April 22, 2053
Redeemable by issuer on or after	March 15, 2008	October 31, 2008	April 22, 2009
Junior Subordinated Debentures
Principal amount outstanding (in millions)	$300	$300	$400
Coupon rate	6.38%	6.38%	6.00%
Maturity date	March 15, 2052	October 31, 2052	April 22, 2053
Redeemable by issuer on or after	March 15, 2008	October 31, 2008	April 22, 2009

Note 10    Fair Value of Financial Instruments

        All financial instruments classified as Securities and other inventory positions owned, Securities received as collateral, Securities and other inventory positions sold but not yet purchased, and Obligation to return securities received as collateral are carried at fair value (see Note 1).

        Assets and liabilities carried at contractual amounts that approximate market or fair value include Cash and cash equivalents, Cash and securities segregated and on deposit for regulatory and other purposes, receivables, certain other assets, Commercial paper and short-term debt and payables. The market values of such items are not materially sensitive to shifts in market interest rates because of the limited term to maturity of these instruments and their variable interest rates.

        Long-term debt is carried at historical amounts, unless designated as the hedged item in a fair value hedge. We carry such hedged debt on a modified mark-to-market basis, which amount could differ from fair value as a result of changes in our credit worthiness. The following table presents the fair value of long-term debt. The fair value of long-term debt was estimated using either quoted market prices or discounted cash flow analyses based on our current borrowing rates for similar types of borrowing arrangements.

Fair Value of Long-Term Debt

In millions November 30	2004	2003
Carrying value of long-term debt	$56,486	$43,529
Fair value of long-term debt	56,927	43,961

Unrecognized net loss on long-term debt	$(441)	$(432)

        We carry secured financing activities, including Securities purchased under agreements to resell, Securities borrowed, Securities sold under agreements to repurchase, Securities loaned and Other secured borrowings, at their original contract amounts plus accrued interest. Because the majority of such financing activities are short-term in nature, carrying values approximate fair value. At November 30, 2004 and 2003 we had $301.6 billion and $274.6 billion, respectively, of such secured financing activities. As with long-term debt, secured financing activities expose us to interest rate risk.

        At November 30, 2004 and 2003 we used derivative financial instruments with an aggregate notional amount of $7.3 billion and $8.1 billion, respectively, to modify the interest rate characteristics of certain of our secured financing activities. The total notional amount of these agreements had a weighted-average maturity of 3.0 years and 4.5 years at November 30, 2004 and 2003, respectively. At November 30, 2004 and 2003 the carrying values of these secured financing activities, which are designated as the hedged instrument in fair value hedges, approximated their fair values. Additionally, we had approximately $31 million at both November 30, 2004 and 2003 of unrecognized losses related to approximately $398 million and $1.1 billion, respectively, of long-term fixed rate repurchase agreements.

Note 11    Commitments and Contingencies

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

Lending-Related Commitments

        Through our high grade and high yield sales, trading and underwriting activities, we make commitments to extend credit in loan syndication transactions. In addition, through our mortgage banking platforms we make commitments to extend mortgage loans. We use various hedging and funding strategies to actively manage our market, credit and liquidity exposures on these commitments. We do not believe total commitments necessarily are indicative of actual risk or funding requirements because the commitments may not be drawn or fully used and such amounts are reported before consideration of hedges. These commitments and any related drawdowns of these facilities typically have fixed maturity dates and are contingent on certain representations, warranties and contractual conditions applicable to the borrower. We define high yield (non-investment grade) exposures as securities of or loans to companies rated BB+ or lower or equivalent ratings by recognized credit rating agencies, as well as non-rated securities or loans that, in management's opinion, are non-investment grade.

        The following table summarizes lending-related commitments at November 30, 2004:

		Amount of Commitment Expiration per Period
In millions November 30, 2004	Total Contractual Amount	2005	2006	2007- 2008	2009- 2010	2011 and Later
High grade(1)	$10,677	$4,189	$928	$2,417	$3,143	$—
High yield(2)	4,438	933	361	1,103	746	1,295
Mortgage commitments	12,835	12,593	32	202	3	5
Investment grade contingent acquisition facilities	1,475	1,475	—	—	—	—
Non-investment grade contingent acquisition facilities	4,244	4,244	—	—	—	—
Secured lending transactions, including forward starting resale and repurchase agreements	105,879	102,187	1,554	832	220	1,086

(1)
We view our net credit exposure for high grade commitments, after consideration of hedges, to be $4.1 billion.

(2)
We view our net credit exposure for high yield commitments, after consideration of hedges, to be $3.5 billion.

        High grade and high yield.    We had commitments to investment grade borrowers of $10.7 billion ($4.1 billion after consideration of credit risk hedges) and $8.1 billion ($3.0 billion after consideration of credit risk hedges) at November 30, 2004 and 2003, respectively. We had commitments to non-investment grade borrowers of $4.4 billion ($3.5 billion after consideration of credit risk hedges) and $2.9 billion ($2.6 billion after consideration of credit risk hedges) at November 30, 2004 and 2003, respectively.

        Mortgage commitments.    At November 30, 2004 and 2003 we had outstanding mortgage commitments of approximately $12.8 billion and $5.9 billion, respectively, including $10.9 billion and $5.0 billion of residential mortgages and $1.9 billion and $0.9 billion of commercial mortgages. These commitments require us to originate mortgage loans at the option of a borrower generally within 90 days at fixed interest rates. We sell mortgage loans, once originated, primarily through securitization. During 2004 we originated ourselves or sourced through our origination channels approximately $65.1 billion of residential mortgage loans. We substantially mitigate interest rate risk on these loan commitments consistent with our global risk management policies. See Note 4 to the Consolidated Financial Statements for additional information about our securitization activities.

        Contingent acquisition facilities.    We provided contingent commitments to investment-grade counterparties related to acquisition financing of approximately $1.5 billion at November 30, 2004. No such commitments were outstanding at November 30, 2003. In addition, we provided contingent commitments to non-investment-grade counterparties related to acquisition financing of approximately $4.2 billion and $2.5 billion at November 30, 2004 and 2003, respectively. Our expectation is, and our past practice has been, to distribute through loan syndications to investors substantially all the credit risk associated with these loans, if closed, consistent with our credit facilitation framework. We do not believe these commitments are necessarily indicative of our actual risk because the borrower may not complete a contemplated acquisition or, if the borrower completes the acquisition, often will raise funds in the capital markets instead of drawing on our commitment. Additionally, the borrower's ability to draw generally is subject to there being no material adverse change in either market conditions or the borrower's financial condition, among other factors. These commitments also generally contain certain flexible pricing features to adjust for changing market conditions prior to closing.

        Secured lending transactions.    In connection with our financing activities, we had outstanding commitments under certain collateralized lending arrangements of approximately $5.3 billion and $5.0 billion at November 30, 2004 and 2003, respectively. These commitments require borrowers to provide acceptable collateral, as defined in the agreements, when amounts are drawn under the lending facilities. Advances made under these lending arrangements typically are at variable interest rates and generally provide for over-collateralization. In addition, at November 30, 2004, we had commitments to enter into forward starting, secured resale and repurchase agreements, primarily secured by government and government agency collateral, of $55.0 billion and $45.6 billion, respectively, compared with $65.2 billion and $30.0 billion, respectively, at November 30, 2003.

Other Commitments and Guarantees

        The following table summarizes other commitments and guarantees at November 30, 2004:

		Amount of Commitment Expiration per Period
In millions November 30, 2004	Notional/ Maximum Payout	2005	2006	2007- 2008	2009- 2010	2011 and Later
Derivative contracts	$470,641	$71,629	$65,219	$85,240	$63,087	$185,466
Municipal-securities-related commitments	7,179	4,679	3	24	47	2,426
Other commitments with special purpose entities	5,261	2,404	278	738	701	1,140
Standby letters of credit	1,703	1,703	—	—	—	—
Private equity and other principal
investment commitments	695	206	190	256	43	—

        Derivative contracts.    In accordance with FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), we disclose certain derivative contracts meeting the FIN 45 definition of a guarantee. Under this guidance, derivative contracts are considered to be guarantees if such contract requires us to make payments to a counterparty based on changes in an underlying instrument or index (e.g., security prices, interest rates, and currency rates) and include written credit default swaps, written put options, written foreign exchange options and written interest rate caps and floors. Derivative contracts are not considered guarantees if such contracts are cash settled and we have no basis to determine whether it is probable the derivative counterparty held the related underlying instrument at the inception of the contract. Accordingly, if these conditions are met, we have not included such derivatives in our guarantee disclosures. At November 30, 2004 and 2003, the maximum payout value of derivative contracts deemed to meet the FIN 45 definition of a guarantee was approximately $471 billion and $322 billion, respectively. For purposes of determining maximum payout, notional values are used; however, we believe the fair value of these contracts is a more relevant measure of these obligations because we believe the notional amounts greatly overstate our expected payout. At November 30, 2004 and 2003, the fair value of such derivative contracts approximated $9.0 billion and $8.9 billion, respectively. In addition, all amounts included above are before consideration of hedging transactions. We substantially mitigate our risk on these contracts through hedges, such as other derivative contracts and/or cash instruments. We manage risk associated with derivative guarantees consistent with our global risk management policies. We record derivative contracts, including those considered to be guarantees, at fair value with related gains and losses recognized in Principal transactions in the Consolidated Statement of Income.

        Municipal-securities-related commitments.    At November 30, 2004 and 2003, we had liquidity commitments to QSPEs of approximately $7.2 billion and $5.1 billion, respectively, related to trust certificates issued to investors backed by investment grade municipal securities. We believe our liquidity commitments to these trusts involve a low level of risk because our obligations generally expire within one year, are supported by investment grade securities and generally cease if the underlying assets are downgraded below investment grade or default. In certain instances, we also provide credit default protection to investors in such QSPEs, which approximated $0.4 billion and $1.7 billion at November 30, 2004 and 2003, respectively.

        Other commitments with SPEs.    In addition to the municipal-securities-related commitments, we made certain liquidity commitments and guarantees associated with other VIEs. We provided liquidity of approximately $1.0 billion and $0.7 billion at November 30, 2004 and 2003, respectively, to commercial paper conduits in support of certain clients' secured financing transactions. Our maximum loss associated with such commitments is $1.0 billion and $0.7 billion at November 30, 2004 and 2003, respectively. However, we believe our actual risk to be limited because our liquidity commitments are supported by overcollateralization with investment grade collateral.

        In addition, we provide certain limited downside protection guarantees to investors in VIEs. In such instances, we provide investors a guaranteed return of their initial principal investment. Our maximum loss under such commitments was approximately $2.9 billion and $1.8 billion at November 30, 2004 and 2003, respectively. We believe our actual exposure to be significantly less than the maximum exposure because our obligations are collateralized by the VIEs' assets and contain significant constraints under which such downside protection will be available (e.g., the VIE is required to liquidate assets in the event certain loss levels are triggered).

        We also provided a $1.4 billion guarantee of collateral in a multi-seller conduit backed by short-term commercial paper assets. This commitment is intended to provide us with access to contingent liquidity of $1.4 billion in the event we have greater than anticipated draws under our lending commitments.

        Standby letters of credit.    At November 30, 2004 and 2003, we were contingently liable for $1.7 billion and $0.9 billion, respectively, of letters of credit primarily used to provide collateral for securities and commodities borrowed and to satisfy margin deposits at option and commodity exchanges.

        Private equity and other principal investments.    At November 30, 2004 and 2003, we had private equity commitments of approximately $675 million and $382 million, respectively. In addition, we were committed to invest up to $20 million and $170 million in energy-related principal investments at November 30, 2004 and 2003, respectively.

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

Litigation

        In the normal course of business we have been named a defendant in a number of lawsuits and other legal and regulatory proceedings. Such proceedings include actions brought against us and others with respect to transactions in which we acted as an underwriter or financial advisor, actions arising out of our activities as a broker or dealer in securities and commodities and actions brought on behalf of various classes of claimants against many securities firms, including us. Although there can be no assurance as to the ultimate outcome, we generally have denied, or believe we have a meritorious defense and will deny, liability in all significant cases pending against us, and we intend to defend vigorously each such case. Based on information currently available and established reserves, we believe the eventual outcome of the actions against us will not, in the aggregate, have a material adverse effect on our consolidated financial condition or cash flows, but may be material to our operating results for any particular period, depending on the level of income for such period.

        During 2004, we entered into a settlement with our insurance carriers relating to certain legal proceedings noticed to the carriers and initially occurring prior to January 2003. Under the terms of the settlement, the insurance carriers will pay us $280 million. The proceeds of the settlement will be used in resolving these legal proceedings as and if they occur. Also during 2004, we entered into a Memorandum of Understanding to settle the In re Enron Corporation Securities Litigation class action lawsuit. This $223 million settlement is subject to final court approval. The settlement with our insurance carriers and the settlement under the Memorandum of Understanding did not result in a net gain or loss in our Consolidated Statement of Income.

Lease Commitments

        We lease office space and equipment throughout the world. Total rent expense for 2004, 2003 and 2002 was $135 million, $136 million and $148 million, respectively. Certain leases on office space contain escalation clauses providing for additional payments based on maintenance, utility and tax increases.

        Minimum future rental commitments under non-cancelable operating leases (net of subleases of $102 million) and future commitments under a capital lease that expires in September 2033 are as follows:

Minimum Future Rental Commitments Under Operating and Capital Lease Agreements

In millions	Operating Leases	Capital Lease
Fiscal 2005	$178	$54
Fiscal 2006	175	60
Fiscal 2007	165	60
Fiscal 2008	158	65
Fiscal 2009	152	89
December 1, 2009 and thereafter	912	2,572

Total minimum lease payments	$1,740	2,900

Less: Amount representing interest		(1,715)

Present value of future minimum capital lease payments		$1,185

        Included in the previous table are operating lease commitments of approximately $173 million associated with properties that have been or will be vacated resulting primarily from the consolidation of certain foreign offices. See Note 19 to the Consolidated Financial Statements for additional information about the real estate reconfiguration charges.

Note 12    Preferred Stock

        Holdings is authorized to issue a total of 38,000,000 shares of preferred stock. At November 30, 2004, Holdings had 848,000 shares issued and outstanding under various series as described below. All preferred stock has a dividend preference over Holdings' common stock in the paying of dividends and a preference in the liquidation of assets.

Series C

        On May 11, 1998, Holdings issued 5,000,000 Depositary Shares, each representing 1/10th of a share of 5.94% Cumulative Preferred Stock, Series C ("Series C Preferred Stock"), $1.00 par value. The shares of Series C Preferred Stock have a redemption price of $500 per share, together with accrued and unpaid dividends. Holdings may redeem any or all of the outstanding shares of Series C Preferred Stock beginning on May 31, 2008. The $250 million redemption value of the shares outstanding at November 30, 2004 is classified in the Consolidated Statement of Financial Condition as a component of Preferred stock.

Series D

        On July 21, 1998, Holdings issued 4,000,000 Depositary Shares, each representing 1/100th of a share of 5.67% Cumulative Preferred Stock, Series D ("Series D Preferred Stock"), $1.00 par value. The shares of Series D Preferred Stock have a redemption price of $5,000 per share, together with accrued and unpaid dividends. Holdings may redeem any or all of the outstanding shares of Series D Preferred Stock beginning on August 31, 2008. The $200 million redemption value of the shares outstanding at November 30, 2004 is classified in the Consolidated Statement of Financial Condition as a component of Preferred stock.

Series E

        On March 28, 2000, Holdings issued 5,000,000 Depositary Shares, each representing 1/100th of a share of Fixed/Adjustable Rate Cumulative Preferred Stock, Series E ("Series E Preferred Stock"), $1.00 par value. The initial cumulative dividend rate on the Series E Preferred Stock is 7.115% per annum through May 31, 2005; thereafter the rate will be the higher of either the three-month U.S. Treasury Bill rate, the 10-year Treasury constant maturity rate or the 30-year U.S. Treasury constant maturity rate, in each case plus 1.15%, but in any event not less than 7.615% nor greater than 13.615%. The shares of Series E Preferred Stock have a redemption price of $5,000 per share, together with accrued and unpaid dividends. Holdings may redeem any or all of the outstanding shares of Series E Preferred Stock beginning on May 31, 2005. The $250 million redemption value of the shares outstanding at November 30, 2004 is classified in the Consolidated Statement of Financial Condition as a component of Preferred stock.

Series F

        On August 20, 2003, Holdings issued 13,800,000 Depositary Shares, each representing 1/100th of a share of 6.50% Cumulative Preferred Stock, Series F ("Series F Preferred Stock"), $1.00 par value. The shares of Series F Preferred Stock have a redemption price of $2,500 per share, together with accrued and unpaid dividends. Holdings may redeem any or all of the outstanding shares of Series F Preferred Stock beginning on August 31, 2008. The $345 million redemption value of the shares outstanding at November 30, 2004 is classified in the Consolidated Statement of Financial Condition as a component of Preferred stock.

Series G

        On January 30, 2004 and August 16, 2004 Holdings issued 5,200,000 and 6,800,000, respectively, Depositary Shares, each representing 1/100th of a share of Holdings' Floating Rate Cumulative Preferred Stock, Series G ("Series G Preferred Stock"), $1.00 par value, for a total of $130 million and $170 million, respectively. Dividends on the Series G Preferred Stock are payable at a floating rate per annum of one-month LIBOR plus 0.75%, with a floor of 3.0% per annum. The Series G Preferred Stock has a redemption price of $2,500 per share, together with accrued and unpaid dividends. Holdings may redeem any or all of the outstanding shares of Series G Preferred Stock beginning on February 15, 2009. The $300 million redemption value of the shares outstanding at November 30, 2004 is classified in the Consolidated Statement of Financial Condition as a component of Preferred stock.

        The Series C, D, E, F and G Preferred Stock have no voting rights except as provided below or as otherwise from time to time required by law. If dividends payable on any of the Series C, D, E, F or G Preferred Stock or on any other equally-ranked series of preferred stock have not been paid for six or more quarters, whether or not consecutive, the authorized number of directors of the Company will automatically be increased by two. The holders of the Series C, D, E, F or G Preferred Stock will have the right, with holders of any other equally-ranked series of preferred stock that have similar voting rights and on which dividends likewise have not been paid, voting together as a class, to elect two directors to fill such newly-created directorships until the dividends in arrears are paid.

Redeemable Voting

        In 1994, Holdings issued the Redeemable Voting Preferred Stock to American Express and Nippon Life for $1,000. The holders of the Redeemable Voting Preferred Stock were entitled to receive annual dividends through May 31, 2002, in an amount equal to 50% of the amount, if any, by which our net income for each year exceeded $400 million, up to a maximum of $50 million per year ($25 million on a pro-rated basis, for the last dividend period, which ran from December 1, 2001 to May 31, 2002). For the year ended November 30, 2002, our net income resulted in the recognition of dividends of $25 million on the Redeemable Voting Preferred Stock. On the final dividend payment date, July 15, 2002, Holdings redeemed all of the Redeemable Voting Preferred Stock, for a total of $1,000.

Note 13    Common Stock

        Dividends declared per common share were $0.64, $0.48 and $0.36 in 2004, 2003 and 2002, respectively. During the years ended November 30, 2004, 2003 and 2002, we repurchased or acquired shares of our common stock at an aggregate cost of approximately $2.3 billion, $1.5 billion, and $1.5 billion, respectively. These shares were acquired in the open market and from employees who tendered mature shares to pay for the exercise cost of stock options or for statutory tax withholding obligations on RSU issuances or option exercises.

        Changes in the number of shares of common stock outstanding are as follows:

Common Stock

November 30	2004	2003	2002
Shares outstanding, beginning of period	266,679,056	231,131,043	237,534,091
Exercise of stock options and other share issuances	18,474,422	11,538,125	10,455,954
Shares issued to the RSU Trust	18,000,000	14,000,000	9,300,000
Shares issued in connection with the Neuberger acquisition	—	33,130,804	—
Treasury stock purchases	(28,994,067)	(23,120,916)	(26,159,002)

Shares outstanding, end of period	274,159,411	266,679,056	231,131,043

        In 1997, we established an irrevocable grantor trust (the "RSU Trust") to provide common stock voting rights to employees who hold outstanding restricted stock units ("RSUs") and to encourage employees to think and act like owners. In 2004, 2003 and 2002, we transferred 18.0 million, 14.0 million and 9.3 million treasury shares, respectively, into the RSU Trust. At November 30, 2004, approximately 38.9 million shares were held in the RSU Trust with a total value of approximately $1.4 billion. These shares are valued at weighted-average grant prices. Shares transferred to the RSU Trust do not affect the total number of shares used in the calculation of basic and diluted earnings per common share because we include amortized RSUs in the calculations. Accordingly, the RSU Trust has no effect on total equity, net income or earnings per share.

Note 14    Capital Requirements

        We operate globally through a network of subsidiaries, with several subject to regulatory requirements. In the United States, LBI and Neuberger Berman, LLC ("NBLLC"), as registered broker-dealers, are subject to the Securities and Exchange Commission ("SEC") Rule 15c3-1, the Net Capital Rule, which requires these companies to maintain net capital of not less than the greater of 2% of aggregate debit items arising from customer transactions, as defined, or 4% of funds required to be segregated for customers' regulated commodity accounts, as defined. At November 30, 2004, LBI and NBLLC had regulatory net capital, as defined, of $2.4 billion and $196 million, respectively, which exceeded the minimum requirement by $2.2 billion and $178 million, respectively.

        Lehman Brothers International (Europe) ("LBIE"), a United Kingdom registered broker-dealer and subsidiary of Holdings, is subject to the capital requirements of the Financial Services Authority ("FSA") of the United Kingdom. Financial resources, as defined, must exceed the total financial resources requirement of the FSA. At November 30, 2004, LBIE's financial resources of approximately $4.7 billion exceeded the minimum requirement by approximately $1.3 billion. Lehman Brothers Japan Inc.'s Tokyo branch, a regulated broker-dealer, is subject to the capital requirements of the Financial Services Agency and, at November 30, 2004, had net capital of approximately $708 million, which was approximately $261 million in excess of the specified levels required. Lehman Brothers Bank, FSB (the "Bank"), our thrift subsidiary, is regulated by the Office of Thrift Supervision ("OTS"). The Bank exceeds all regulatory capital requirements and is considered well capitalized by the OTS. Certain other non-U.S. subsidiaries are subject to various securities, commodities and banking regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. At November 30, 2004, these other subsidiaries were in compliance with their applicable local capital adequacy requirements. In addition, our "AAA" rated derivatives subsidiaries, Lehman Brothers Financial Products Inc. ("LBFP") and Lehman Brothers Derivative Products Inc. ("LBDP"), have established certain capital and operating restrictions that are reviewed by various rating agencies. At November 30, 2004, LBFP and LBDP each had capital that exceeded the requirements of the rating agencies.

        The regulatory rules referred to above, and certain covenants contained in various debt agreements, may restrict Holdings' ability to withdraw capital from its regulated subsidiaries, which in turn could limit its ability to pay dividends to shareholders. At November 30, 2004, approximately $6.0 billion of net assets of subsidiaries were restricted as to the payment of dividends to Holdings.

Note 15    Earnings per Common Share

        Earnings per common share was calculated as follows:

Earnings per Common Share

In millions, except per share data Year ended November 30	2004	2003	2002
Numerator:
Net income	$2,369	$1,699	$975
Preferred stock dividends	72	50	69

Numerator for basic earnings per share—net income applicable to common stock	$2,297	$1,649	$906

Denominator:
Denominator for basic earnings per share—weighted-average common shares	274.7	245.7	245.4
Effect of dilutive securities:
Employee stock options	13.8	12.2	12.4
Restricted stock units	2.2	2.0	3.4

Dilutive potential common shares	16.0	14.2	15.8

Denominator for diluted earnings per share—weighted-average common and dilutive potential common shares(1)	290.7	259.9	261.2

Basic earnings per share	$8.36	$6.71	$3.69
Diluted earnings per share	$7.90	$6.35	$3.47

(1) Anti-dilutive options and restricted stock units excluded from the calculations of diluted earnings per share	2.0	8.0	10.0

Note 16    Incentive Plans

Employee Stock Purchase Plan

        The Employee Stock Purchase Plan (the "ESPP") allowed employees to purchase Common Stock at a 15% discount from market value, with a maximum of $25,000 in annual aggregate purchases by any one individual. The number of shares of Common Stock authorized for purchase by eligible employees was 12.0 million. At November 30, 2004 and 2003, 6.3 million shares and 6.1 million shares, respectively, of Common Stock had cumulatively been purchased by eligible employees through the ESPP. On June 30, 2004, the ESPP expired following the completion of its 10-year term as approved by shareholders.

1994 Management Ownership Plan

        The Lehman Brothers Holdings Inc. 1994 Management Ownership Plan (the "1994 Plan") provides for the issuance of RSUs, performance stock units ("PSUs"), stock options and other equity awards for a period of up to ten years to eligible employees. A total of 33.3 million shares of Common Stock may be granted under the 1994 Plan. At November 30, 2004, RSU, PSU and stock option awards with respect to 33.1 million shares of Common Stock have been made under the 1994 Plan, of which 3.1 million are outstanding and 30.0 million have been converted to freely transferable Common Stock. On May 31, 2004 the 1994 Plan expired following the completion of its 10-year term.

1996 Management Ownership Plan

        The 1996 Management Ownership Plan (the "1996 Plan"), under which awards similar to those of the 1994 Plan may be granted, provides for up to 42.0 million shares of Common Stock to be subject to awards. At November 30, 2004, RSU, PSU and stock option awards with respect to 38.2 million shares of Common Stock have been made under the 1996 Plan of which 14.9 million are outstanding and 23.3 million have been converted to freely transferable Common Stock.

Employee Incentive Plan

        The Employee Incentive Plan ("EIP") has provisions similar to the 1994 Plan and the 1996 Plan, and authorization from the Board of Directors to issue up to 246.0 million shares of Common Stock that may be subject to awards. At November 30, 2004 awards with respect to 220.2 million shares of Common Stock have been made under the EIP of which 115.3 million are outstanding and 104.9 million have been converted to freely transferable Common Stock.

1999 Long Term Incentive Plan

        The 1999 Neuberger Berman Inc. Long-Term Incentive Plan (the "LTIP") provides for the grant of restricted stock, restricted units, incentive stock, incentive units, deferred shares, supplemental units and stock options. The total number of shares of Common Stock that may be issued under the LTIP may not exceed 7.7 million. At November 30, 2004, awards with respect to approximately 6.7 million shares of Common Stock have been made under the LTIP, of which approximately 5.2 million restricted shares, RSUs and stock options are outstanding and 1.5 million have been converted to freely transferable Common Stock.

1999 Directors Stock Incentive Plan

        The 1999 Neuberger Berman Inc. Directors Stock Incentive Plan (the "DSIP") provided for the grant of stock options or restricted stock to non-employee members of Neuberger's board of directors. Non-employee directors could elect to exchange a portion of their annual cash retainer paid by Neuberger for services rendered as a director for restricted stock. At November 30, 2004, awards with respect to approximately 62,000 shares have been made under the DSIP of which approximately 52,000 stock option awards are outstanding and approximately 10,000 have been converted to freely transferable Common Stock. We do not intend to grant additional awards from the DSIP.

Wealth Accumulation Plan

        The Neuberger Berman Inc. Wealth Accumulation Plan (the "WAP") provides that on an annual basis, employees who receive commissions and other direct pay and those eligible for a bonus may elect to defer a portion of their compensation. In each case, up to 20% of total compensation may be deferred with a maximum deferral of up to $500,000, provided that employees who receive an annual bonus may, in any event, defer no more than the full amount of the bonus. Amounts deferred by employees are used to acquire, on a pretax basis, the Common Stock at a 25% discount from market value. Any stock so acquired is restricted with respect to transfer or sale and vests three years after the grant date. Certain benefits of ownership, including the payment of any dividends declared during the restricted period, belong to the employees. At November 30, 2004, awards with respect to approximately 155,000 shares of Common Stock have been made under the WAP of which approximately 74,000 shares are outstanding and approximately 81,000 have been converted to freely transferable Common Stock. We do not intend to allow further deferrals under the WAP and the WAP will terminate on the last day on which any restricted stock outstanding under the WAP becomes vested.

Restricted Stock Units

        Eligible employees receive RSUs, in lieu of cash, as a portion of their total compensation. There is no further cost to employees associated with the RSU awards. We measure compensation cost for RSUs based on the market value of our Common Stock at the grant date for awards granted prior to 2004 and based on the market value of our Common Stock at the grant date less a discount for sale restriction subsequent to the vesting date for awards granted in 2004. We amortize this amount to expense over the applicable service periods. RSU awards made to employees have various vesting provisions and generally convert to unrestricted freely transferable Common Stock five years from the grant date. We accrue a dividend equivalent on each RSU outstanding (in the form of additional RSUs), based on dividends declared on our Common Stock.

        The following table summarizes RSUs outstanding under stock-based incentive plans:

Restricted Stock Units

	2004	2003	2002
Balance, beginning of year	64,343,313	69,338,068	76,457,071
Granted	14,899,012	14,796,772 (1)	9,178,667
Canceled	(1,276,002)	(1,447,319)	(1,750,479)
Exchanged for stock without restrictions	(13,723,930)	(18,344,208)	(14,547,191)

Balance, end of year	64,242,393	64,343,313	69,338,068
Shares held in RSU Trust	(38,861,068)	(33,408,893)	(36,641,395)

RSUs outstanding, net of shares held in RSU trust	25,381,325	30,934,420	32,696,673

(1)
Includes approximately 1.7 million RSUs granted in 2003 related to our acquisition of Neuberger. See Note 6 to the Consolidated Financial Statements for additional information about the Neuberger acquisition.

        We have repurchased approximately 40 million shares to offset the future delivery requirements associated with the above RSUs. These shares either were transferred to the RSU Trust or are held as Treasury stock. Of the RSUs outstanding at November 30, 2004, approximately 39.9 million were amortized and included in basic and diluted earnings per share, approximately 9.7 million will be amortized during 2005, and the remainder will be amortized subsequent to November 30, 2005. See Note 13 to the Consolidated Financial Statements for additional information.

        Included in the previous table are PSUs we awarded to certain senior officers. The number of PSUs that may be earned is dependent on achieving certain performance levels within predetermined performance periods. During the performance period, these PSUs are accounted for as variable awards. At the end of a performance period, any PSUs earned will convert one-for-one to RSUs that then vest in three or more years. At November 30, 2004, approximately 11.2 million PSUs had been awarded, of which 6.4 million remained outstanding, subject to vesting and transfer restrictions. The compensation cost for the RSUs payable in satisfaction of PSUs is accrued over the combined performance and vesting periods.

Stock Options

        The following table summarizes stock option activity for the years ended November 30, 2004, 2003 and 2002:

Stock Option Activity

	Weighted-Average Options	Expiration Exercise Price	Dates
Balance, November 30, 2001	68,394,214	$37.53	1/02–11/11

Granted	26,211,500	$54.94
Exercised	(9,652,041)	$25.02
Canceled	(1,413,181)	$43.20

Balance, November 30, 2002	83,540,492	$44.21	11/03–11/12

Granted(1)	15,536,462	$66.98
Exercised(1)	(10,595,469)	$28.08
Canceled(1)	(1,734,835)	$46.63

Balance, November 30, 2003	86,746,650	$50.21	12/03–11/13

Granted	5,423,596	$80.74
Exercised	(17,167,352)	$36.36
Canceled	(1,459,299)	$56.48

Balance, November 30, 2004	73,543,595	$55.57	12/04–11/14

(1)
Includes approximately 4.3 million stock options granted, 0.3 million stock options exercised, and 0.1 million stock options canceled in 2003 related to our acquisition of Neuberger. See Note 6 to the Consolidated Financial Statements for additional information about the Neuberger acquisition.

        The exercise price for all stock options awarded has been equal to the market price of Common Stock on the day of grant. The table below provides further details related to stock options outstanding at November 30, 2004.

Stock Options

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
$20.00–$29.99	2,845,822	$21.25	3.55	2,845,822	$21.25	3.55
$30.00–$39.99	7,518,750	$33.95	2.30	5,643,750	$34.72	2.81
$40.00–$49.99	11,588,963	$47.79	5.63	4,958,395	$47.65	4.75
$50.00–$59.99	25,667,146	$53.83	6.46	15,610,023	$54.08	6.90
$60.00–$69.99	9,320,831	$63.54	5.36	3,570,042	$63.80	5.82
$70.00–$79.99	12,748,059	$71.59	6.98	1,398,461	$72.97	6.06
$80.00–$89.99	3,853,578	$85.73	6.31	329,982	$85.15	6.17
$90.00–$99.99	446	$90.58	5.33	446	$90.58	5.33

	73,543,595	$55.57	5.73	34,356,921	$49.33	5.49

Restricted Stock

        In connection with the 2003 Neuberger acquisition, we issued approximately 806,000 shares of restricted Common Stock to replace outstanding shares of Neuberger restricted Common Stock awarded under the LTIP and the WAP. Approximately 315,000 shares of our restricted Common Stock with an approximate value of $20 million were vested and included in the acquisition price and approximately 491,000 shares of our restricted Common Stock with an approximate value of $42 million were subject to future service and are being amortized over the applicable service periods. At November 30, 2004, approximately 248,000 shares subject to future service with an approximate value of $21 million remain to be amortized. In addition, during 2004, we awarded approximately 224,000 shares of our restricted Common Stock under the LTIP.

        The following table summarizes restricted stock activity for the year ended November 30, 2004:

Restricted Stock

2004
Balance, beginning of year	805,587
Granted	223,889
Canceled	(27,325)
Exchanged for stock without restrictions	(231,305)

Balance, end of year	770,846

        Total compensation cost recognized during 2004, 2003 and 2002 for stock-based awards was approximately $800 million, $625 million and $570 million, respectively.

Note 17    Employee Benefit Plans

        We provide both funded and unfunded noncontributory defined benefit pension plans for the majority of our employees worldwide. In addition, we provide certain other postretirement benefits,

primarily health care and life insurance, to eligible employees. We use a November 30 measurement date for the majority of our plans. The following tables summarize these plans:

Defined Benefit Plans

	Pension Benefits
					Postretirement Benefits
	U.S.		Non-U.S.
In millions November 30
	2004	2003	2004	2003	2004	2003
Change in benefit obligation
Benefit obligation at beginning of year	$819	$669	$278	$248	$77	$68
Service cost	33	20	6	7	2	2
Interest cost	50	44	16	15	4	5
Plan amendment	11	5	—	—	—	—
Actuarial loss (gain)	59	104	51	(13)	(9)	8
Benefits paid	(25)	(23)	(6)	(5)	(5)	(6)
Foreign currency exchange rate changes	—	—	32	26	—	—

Benefit obligation at end of year	947	819	377	278	69	77

Change in plan assets
Fair value of plan assets at beginning of year	825	629	294	238	—	—
Actual return on plan assets, net of expenses	72	70	24	31	—	—
Employer contribution	15	150	13	4	—	—
Benefits paid	(25)	(24)	(6)	(5)	—	—
Foreign currency exchange rate changes	—	—	32	26	—	—

Fair value of plan assets at end of year	887	825	357	294	—	—

Funded (underfunded) status	(60)	6	(20)	16	(69)	(77)
Unrecognized net actuarial loss (gain)	473	450	152	98	(3)	5
Unrecognized prior service cost (benefit)	29	20	1	2	(3)	(3)

Prepaid (accrued) benefit cost	$442	$476	$133	$116	$(75)	$(75)

Accumulated benefit obligation—funded plans	$848	$745	$360	$269	—	—
Accumulated benefit obligation—U.S. unfunded plan	57 (1)	37 (1)	—	—	—	—

Weighted-Average Assumptions Used to Determine Benefit Obligations at November 30

Discount rate	5.90%	6.15%	5.21%	5.57%	5.90%	6.15%
Rate of compensation increase	4.90%	4.90%	4.28%	4.31%	—	—

(1)
We have an unfunded supplemental retirement plan for which a liability is recognized in the Consolidated Statement of Financial Condition.

Components of Net Periodic Cost

	Pension Benefits
							Postretirement Benefits
	U.S. Pensions			Non-U.S.
In millions Year ended November 30
	2004	2003	2002	2004	2003	2002	2004	2003	2002
Service cost	$34	$21	$17	$6	$7	$7	$2	$2	$1
Interest cost	50	44	42	16	15	12	4	5	4
Expected return on plan assets	(69)	(52)	(58)	(22)	(21)	(14)	—	—	—
Amortization of net actuarial loss (gain)	31	27	12	7	—	6	—	(1)	(1)
Amortization of prior service cost	3	2	1	1	2	1	(1)	—	—

Net periodic cost	$49	$42	$14	$8	$3	$12	$5	$6	$4

Weighted-Average Assumptions Used to Determine Net Periodic Cost for the Years Ended November 30
Discount rate	6.15%	6.75%	7.25%	5.21%	5.57%	5.60%	6.15%	6.75%	7.25%
Expected return on plan assets	8.50%	8.50%	9.00%	6.94%	7.31%	8.71%	—	—	—
Rate of compensation increase	4.90%	4.90%	5.00%	4.28%	4.31%	3.82%	—	—	—

Return on Plan Assets

        U.S. and non-U.S. plans.    Establishing the expected rate of return on pension assets requires judgment. We consider the following factors in determining this assumption:

  •
  The types of investment classes in which pension plan assets are invested and the expected compounded return we can reasonably expect the portfolio to earn over appropriate time periods. The expected return reflects forward-looking economic assumptions.

  •
  The investment returns we can reasonably expect our active investment management program to achieve in excess of the returns expected if investments were made strictly in indexed funds.

  •
  Investment related expenses.

        We review the expected long-term rate of return annually and revise it as appropriate. Also, we periodically commission detailed asset/liability studies to be performed by third-party professional investment advisors and actuaries. These studies project stated future returns on plan assets. The studies performed in the past support the reasonableness of our assumptions based on the targeted allocation investment classes and market conditions at the time the assumptions were established.

Plan Assets

        Pension plan assets are invested with the objective of meeting current and future benefit payment needs, while minimizing future contributions.

        U.S. plan.    Plan assets are invested with several investment managers. Assets are diversified among U.S. and international equity securities, U.S. fixed income securities, real estate and cash. The plan employs a mix of active and passive investment management programs. The strategic target of plan asset allocation is approximately 65% equities and 35% U.S. fixed income. The investment sub-committee of our pension committee reviews the asset allocation quarterly and, with the approval of the pension committee, determines when and how to rebalance the portfolio. The cash position at November 30, 2003 was higher than normal due to a significant contribution near year end that subsequently was invested in both equity and fixed income securities in December 2003. The plan does not have a dedicated allocation to Lehman Brothers common stock, although the plan may hold a minimal investment in Lehman Brothers common stock as a result of investment decisions made by various investment managers.

        Non-U.S. plans.    Non-U.S. pension plan assets are invested with several investment managers across a range of different asset classes. The strategic target of plan asset allocation is approximately 75% equities, 20% fixed income and 5% real estate.

        Weighted-average plan asset allocations were as follows:

	U.S. Plans		Non-U.S. Plans
November 30
	2004	2003	2004	2003
Equity securities	64%	53%	74%	74%
Fixed income securities	27	23	21	21
Real estate	2	2	5	5
Cash	7	22	—	—

	100%	100%	100%	100%

Expected Contributions for the Fiscal Year Ending November 30, 2005

        We expect to contribute approximately $6.5 million to our non-U.S. pension plans in the fiscal year ending November 30, 2005. We do not expect it to be necessary to contribute to our U.S. pension plans in the fiscal year ending November 30, 2005.

Estimated Future Benefit Payments

        The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension
In millions
	U.S.	Non-U.S.	Postretirement
Fiscal 2005	$26	$4	$5
Fiscal 2006	29	4	5
Fiscal 2007	31	4	4
Fiscal 2008	34	5	4
Fiscal 2009	36	5	4
Fiscal 2010–2014	218	35	23

Post Retirement Benefits

        Assumed health care cost trend rates were as follows:

November 30	2004	2003
Health care cost trend rate assumed for next year	10%	11%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5%	5%
Year the rate reaches the ultimate trend rate	2010	2010

        Assumed health care cost trend rates affect the amount reported for postretirement benefits. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

In millions	1 Percentage Point Increase	1 Percentage Point Decrease
Effect on total service and interest cost components in 2004	$—	$—
Effect on postretirement benefit obligation at November 30, 2004	$1	$(1)

Note 18    Income Taxes

        We file a consolidated U.S. federal income tax return reflecting the income of Holdings and its subsidiaries. The provision for income taxes consists of the following:

Provision for Income Taxes

In millions Year ended November 30	2004	2003	2002
Current:
Federal	$471	$410	$371
State	143	153	208
Foreign	585	368	459

	1,199	931	1,038

Deferred:
Federal	3	64	(462)
State	39	(44)	(166)
Foreign	(116)	(186)	(42)

	(74)	(166)	(670)

Provision for income taxes	$1,125	$765	$368

        Income before taxes included $733 million, $652 million and $406 million that also was subject to income taxes of foreign jurisdictions for 2004, 2003 and 2002, respectively.

        The income tax provision differs from that computed by using the statutory federal income tax rate for the reasons shown below:

Reconciliation of Provision for Income Taxes to Federal Income Taxes at Statutory Rate

In millions Year ended November 30	2004	2003	2002
Federal income taxes at statutory rate	$1,231	$888	$490
State and local taxes	119	71	27
Tax-exempt income	(135)	(122)	(180)
Foreign operations	(66)	(7)	53
Other, net	(24)	(65)	(22)

Provision for income taxes	$1,125	$765	$368

        The provision for income taxes resulted in effective tax rates of 32.0%, 30.2% and 26.3% for 2004, 2003 and 2002, respectively. The increases in the effective tax rates in 2004 compared with 2003 and 2003 compared with 2002 were primarily due to a higher level of pre-tax income, which reduced the effect of permanent differences.

        Income tax benefits of approximately $468 million, $543 million and $347 million in 2004, 2003 and 2002, respectively, were allocated to Additional paid-in capital related to various employee compensation plans. In addition, we recorded $2 million, $1 million, and $1 million of income tax benefits from the translation of foreign currencies, which was recorded directly in Accumulated other comprehensive income, for the years 2004, 2003 and 2002, respectively.

        Deferred income taxes are provided for the differences between the tax bases of assets and liabilities and their reported amounts in the Consolidated Financial Statements. These temporary differences will result in future income or deductions for income tax purposes and are measured using the enacted tax rates that will be in effect when such items are expected to reverse.

        At November 30, 2004 and 2003 deferred tax assets and liabilities consisted of the following:

Deferred Tax Assets and Liabilities

In millions November 30	2004	2003
Deferred tax assets:
Liabilities and other accruals not currently deductible	$567	$838
Deferred compensation	962	1,032
Unrealized trading activity	351	463
Foreign tax credits including carryforwards	321	212
Foreign operations (net of associated tax credits)	289	(16)
Net operating loss carryforwards	37	88
Other	241	204

Total deferred tax assets	2,768	2,821
Less: valuation allowance	(5)	(25)
Total deferred tax assets, net of valuation allowance	2,763	2,796

Deferred tax liabilities:
Excess tax over financial depreciation, net	(52)	(18)
Acquired intangibles	(407)	(420)
Pension and retirement costs	(163)	(172)
Other	(54)	(16)

Total deferred tax liabilities	(676)	(626)

Net deferred tax assets	$2,087	$2,170

        The net deferred tax assets are included in Other assets in the Consolidated Statement of Financial Condition.

        We permanently reinvested earnings in certain foreign subsidiaries. At November 30, 2004, $580 million of accumulated earnings were permanently reinvested. At current tax rates, additional federal income taxes (net of available tax credits) of $212 million would become payable if such income were to be repatriated. The American Jobs Creation Act of 2004 (the "Act") includes certain incentives with respect to the repatriation of foreign earnings. We are reviewing the Act to determine the implications of repatriating, out of our accumulated non-U.S. earnings pool, a portion of such earnings that we do not consider to be permanently reinvested in certain foreign subsidiaries. We expect the tax benefits associated with any amount repatriated would not be material to our results of operations or financial condition.

        The foreign tax credit carryforwards include $104 million that will expire in 2013; the limitation period has not begun for the remaining balance. At November 30, 2004, we had approximately $106 million of federal NOL carryforwards that are subject to separate company limitations. Substantially all of these net operating loss carryforwards begin to expire in 2023.

        The $20 million reduction in the deferred tax asset valuation allowance reflects the recognition of temporary differences associated with our 1988 acquisition of E.F. Hutton Group, Inc., which reduced goodwill, as well as the recognition of U.S. tax credits recorded as a reduction of tax expense. At November 30, 2004, the remaining $5 million deferred tax asset valuation allowance relates to federal net operating loss carryforwards of acquired entities that are subject to separate company limitations. If future circumstances permit the recognition of the acquired tax benefit, goodwill will be reduced.

Note 19    September 11th and Real Estate Reconfiguration Costs

        As a result of the September 11th, 2001 terrorist attack, our leased facilities in the World Trade Center ("WTC") were destroyed, and our leased and owned facilities in the World Financial Center ("WFC") complex (including the 3 WFC building owned jointly with American Express) were significantly damaged. We had insurance in place to cover the losses resulting from the terrorist attack, including a policy covering damage to the core and shell of the 3 WFC building and a separate policy covering the property damage at the WTC and WFC facilities, losses resulting from business interruption and extra expenses associated with relocation to, and occupancy of, the temporary facilities.

        During 2002, we settled our insurance claim for $700 million, the policy limit, with our insurance carriers. The net gain of $108 million ($60 million after tax) included insurance recoveries of approximately $340 million, costs associated with exiting certain New York area facilities of $189 million, and $43 million of other costs resulting from the events of September 11th (primarily technology restoration and other costs associated with unusable facilities). Insurance recoveries represent the settlement of $700 million offset by insurance recoveries previously recognized of approximately $360 million during 2001.

        During 2002, we recorded a $128 million pre-tax charge ($82 million after tax) for costs associated with reconfiguring certain global real estate facilities used to conduct business activities. The charge resulted from management's analysis of global real estate needs and subsequent decisions made by management to no longer use certain facilities in Europe, Asia and the U.S. Approximately $115 million of the charge related to estimated sublease losses associated with our decision to exit our primary London office facilities at Broadgate and move our European headquarters to a new facility just outside the city of London. The remaining portion of the charge related to our decision to consolidate certain branch locations. These charges were recognized in accordance with EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." During 2003, we recorded a $77 million pre-tax real estate charge ($45 million after tax). This charge represented an adjustment of the 2002 real estate charges and reflected a continued softening in the London and New York metropolitan area sublease markets since 2002. During 2004 we exited virtually all of our remaining leased space at our downtown New York City location, which clarified the loss on the location and resulted in a $19 million charge in 2004.

        During the years ended November 30, 2004, 2003 and 2002, changes in the liability, which is included in Accrued liabilities and other payables in the Consolidated Statement of Financial Condition, related to these charges were as follows:

September 11th and Real Estate Reconfiguration Costs

In millions	Beginning Balance	September 11th Charge Before Insurance Recoveries(1)	Real Estate Reconfiguration	Used(2)	Ending Balance
Year ended November 30, 2002	$64	$232	$128	$(78)	$346
Year ended November 30, 2003	346	—	77	(27)	396
Year ended November 30, 2004	396	—	19	(269)	146

(1)
We recognized insurance recoveries of $340 million in 2002.

(2)
Net of interest accretions of $11 million and $17 million in 2004 and 2003, respectively.

Note 20    Regulatory Settlement

        In the fourth quarter of 2002, we recorded a pre-tax charge of $80 million ($56 million after-tax) associated with an agreement with various Federal and State regulatory authorities to settle inquiries related to alleged conflicts of interest involving equity research analysts. The agreement included certain organizational structural reforms, including providing independent research to clients in the future, as well as the payment of $80 million, including $50 million in retrospective relief, $5 million for investor education and $25 million (over the course of five years) to purchase independent research.

Note 21    Business Segments

        We operate in three business segments: Investment Banking, Capital Markets and Investment Management.

        The Investment Banking business segment is made up of Advisory Services and Global Finance activities that serve our corporate and government clients. The segment is organized into global industry groups—Communications, Consumer/Retailing, Financial Institutions, Financial Sponsors, Healthcare, Industrial, Media, Natural Resources, Power, Real Estate and Technology—that include bankers who deliver industry knowledge and expertise to meet clients' objectives. Specialized product groups within Advisory Services, including M&A and restructuring, and within Global Finance, including Equity Capital Markets, Debt Capital Markets, Leveraged Finance, Private Placements, Derivatives and Product Development, are partnered with relationship managers in the global industry groups to provide comprehensive financial solutions for clients.

        The Capital Markets business segment includes institutional customer flow activities, prime brokerage, research, and secondary-trading and financing activities in fixed income and equity products. These products include a wide range of cash, derivative, secured financing and structured instruments and investments. We are a leading global market-maker in numerous equity and fixed income products including U.S., European and Asian equities, government and agency securities, money market products, corporate high grade, high yield and emerging market securities, mortgage- and asset-backed securities, preferred stock, municipal securities, bank loans, foreign exchange, financing and derivative products. We are one of the largest investment banks in terms of U.S. and pan-European listed equities trading volume, and we maintain a major presence in OTC U.S. stocks, major Asian large capitalization stocks, warrants, convertible debentures and preferred issues. In addition, the secured financing business manages our equity and fixed income matched book activities, supplies secured financing to institutional clients and customers, and provides secured funding for our inventory of equity and fixed income products. The Capital Markets segment also includes proprietary activities including investments in real estate and private equity.

        The Investment Management business segment (formerly Client Services) consists of the Private Investment Management and Asset Management business lines. Private Investment Management generates customer-flow transactional revenues from high-net-worth clients and Asset Management generates primarily fee-based revenues from customized investment management services for high-net-worth clients, as well as asset management fees from mutual fund and other institutional investors. Asset Management also generates management and incentive fees from our role as general partner for private equity and other alternative investment partnerships.

        Our business segment information for the years ended November 30, 2004, 2003 and 2002 is prepared using the following methodologies:

  •
  Revenues and expenses directly associated with each business segment are included in determining income before taxes.

  •
  Revenues and expenses not directly associated with specific business segments are allocated based on the most relevant measures applicable, including each segment's revenues, headcount and other factors.

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

Business Segments

In millions	Investment Banking	Capital Markets	Investment Management	Total
At and for the year ended November 30, 2004
Gross revenues	$2,188	$17,336	$1,726	$21,250
Interest expense	—	9,642	32	9,674

Net revenues	2,188	7,694	1,694	11,576
Depreciation and amortization expense	41	302	85	428
Other expenses	1,560	4,866	1,185	7,611

Income before taxes(1)(2)	$587	$2,526	$424	$3,537

Segment assets (billions)	$1.1	$345.8	$10.3	$357.2

At and for the year ended November 30, 2003
Gross revenues	$1,722	$14,628	$937	$17,287
Interest expense	—	8,610	30	8,640

Net revenues	1,722	6,018	907	8,647
Depreciation and amortization expense	55	219	41	315
Other expenses	1,266	3,792	661	5,719

Income before taxes(1)(3)	$401	$2,007	$205	$2,613

Segment assets (billions)	$1.4	$301.7	$9.0	$312.1

At and for the year ended November 30, 2002
Gross revenues	$1,731	$14,225	$825	$16,781
Interest expense	—	10,605	21	10,626

Net revenues	1,731	3,620	804	6,155
Depreciation and amortization expense	45	188	25	258
Other expenses	1,276	2,534	588	4,398

Income before taxes(1)(4)	$410	$898	$191	$1,499

Segment assets (billions)	$1.6	$253.7	$5.0	$260.3

(1)
Before dividends on preferred securities.

(2)
Excludes the real estate reconfiguration charge of $19 million.

(3)
Excludes the real estate reconfiguration charge of $77 million.

(4)
Excludes the real estate reconfiguration charge of $128 million, September 11th related recoveries net gain of $108 million and regulatory settlement charge of $80 million.

Net Revenues by Geographic Region

        Net revenues are recorded in the geographic region of the location of the senior coverage banker or investment advisor in the case of Investment Banking or the Asset Management component of Investment Management, respectively, or where the position was risk managed within Capital Markets or the Private Investment Management component of Investment Management. In addition, certain revenues associated with domestic products and services that result from relationships with international clients and customers have been reclassified as international revenues using an allocation consistent with our internal reporting.

Net Revenues by Geographic Region

	Year ended November 30
In millions
	2004	2003	2002
Europe	$2,104	$1,864	$1,674
Asia Pacific and other	1,247	875	612

Total international	3,351	2,739	2,286
U.S.	8,225	5,908	3,869

	$11,576	$8,647	$6,155

Note 22    Quarterly Information (unaudited)

        The following table presents unaudited quarterly results of operations for 2004 and 2003. Certain amounts reflect reclassifications to conform to the current period's presentation. These quarterly results reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results. Revenues and net income can vary significantly from quarter to quarter due to the nature of our business activities.

Quarterly Information (unaudited)

In millions, except per share data	2004				2003
Quarter ended	Nov. 30	Aug. 31	May 31	Feb. 29	Nov. 30	Aug. 31	May 31	Feb. 28
Total revenues	$5,846	$5,051	$5,228	$5,125	$4,254	$4,463	$4,470	$4,100
Interest expense	2,963	2,428	2,302	1,981	1,956	2,116	2,179	2,389

Net revenues	2,883	2,623	2,926	3,144	2,298	2,347	2,291	1,711
Non-interest expenses:
Compensation and benefits	1,401	1,306	1,457	1,566	1,103	1,174	1,168	873
Non-personnel expenses	603	594	585	527	473	424	418	401
Other real estate reconfiguration charge	—	—	—	19	—	—	77	—

Total non-interest expenses	2,004	1,900	2,042	2,112	1,576	1,598	1,663	1,274

Income before taxes and dividends on trust preferred securities	879	723	884	1,032	722	749	628	437
Provision for income taxes	294	218	275	338	220	250	173	122
Dividends on trust preferred securities(1)	—	—	—	24	21	19	18	14

Net income	$585	$505	$609	$670	$481	$480	$437	$301

Net income applicable to common stock	$566	$487	$592	$653	$464	$469	$426	$290

Earnings per common share
Basic	$2.07	$1.79	$2.14	$2.37	$1.82	$1.92	$1.76	$1.20
Diluted	$1.96	$1.71	$2.01	$2.21	$1.71	$1.81	$1.67	$1.15

Weighted-average shares
Basic	273.2	272.8	276.8	275.5	254.7	243.8	242.3	241.8
Diluted	288.5	285.0	294.2	294.7	271.2	259.5	255.8	253.0

Dividends per common share	$0.16	$0.16	$0.16	$0.16	$0.12	$0.12	$0.12	$0.12

Book value per common share (at period end)	$49.32	$48.10	$47.05	$45.45	$44.17	$37.95	$36.77	$35.03

(1)
We adopted FIN 46R effective February 29, 2004, which required us to deconsolidate the trusts that issued the preferred securities. Accordingly, at and subsequent to February 29, 2004, Preferred securities subject to mandatory redemption were reclassified to Subordinated indebtedness. Dividends on Preferred securities subject to mandatory redemption, which were presented as Dividends on trust preferred securities in the Consolidated Statement of Income through February 29, 2004, are included in Interest expense in periods subsequent to February 29, 2004.

(b)
Condensed unconsolidated financial information of Holdings and notes thereto are set forth in Schedule I beginning on Page F-2 of this Report and are incorporated herein by reference. Holdings has issued a full and unconditional guaranty of certain outstanding and future debt securities of its wholly-owned subsidiary, LBI. Condensed consolidating financial information pursuant to Rule 3-10(c) of Regulation S-X is set forth in Note 8 of the notes to such condensed unconsolidated financial information in Schedule I.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

        Our management, with the participation of the Chairman and Chief Executive Officer and the Chief Financial Officer of Holdings (its principal executive officer and principal financial officer, respectively), evaluated our disclosure controls and procedures as of the end of the fiscal year covered by this Report.

        Based on that evaluation, the Chairman and Chief Executive Officer and the Chief Financial Officer have concluded that, as of the end of the fiscal year covered by this Report, our disclosure controls and procedures are effective to ensure that information required to be disclosed by Holdings in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by Holdings in such reports is accumulated and communicated to our management, including the Chairman and Chief Executive Officer and the Chief Financial Officer of Holdings, as appropriate to allow timely decisions regarding required disclosure.

        Management's annual report on internal control over financial reporting and the attestation report of our independent auditors are contained in Part II, Item 8(a), of this Report and are incorporated herein by reference. There was no change in our internal control over financial reporting that occurred during the fourth fiscal quarter of 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        On November 16, 2004, the Compensation and Benefits Committee of Holdings' Board of Directors (the "Compensation Committee") approved the compensation formulas for performance-based bonuses that may be paid to our executive officers for the fiscal year ending November 30, 2005 ("Fiscal 2005") under the Lehman Brothers Holdings Inc. Short-Term Executive Compensation Plan, as amended (the "Short-Term Executive Compensation Plan"). The Short-Term Executive Compensation Plan was approved by our stockholders in 1996 and 2003, and is designed to preserve the tax deductibility of compensation in excess of $1 million under Section 162(m) of the U.S. Internal Revenue Code. The compensation formulas for Fiscal 2005 are based on pre-tax income. Bonus award amounts will be calculated for each participant based on the attainment of the indicated financial measures and may be adjusted by the Compensation Committee at its discretion.

        On December 9, 2004, the Compensation Committee authorized the payment of the annual incentive cash bonuses and restricted stock unit ("RSU") awards under the Short-Term Executive Compensation Plan to each of our executive officers for the fiscal year ended November 30, 2004 ("Fiscal 2004") other than the annual incentive cash bonus for the Chairman and Chief Executive Officer; and on January 24, 2005, the Compensation Committee authorized the payment of the annual incentive cash bonus under the Short-Term Executive Compensation Plan to the Chairman and Chief Executive Officer for Fiscal 2004. The compensation formulas for Fiscal 2004 were established by the Compensation Committee at the beginning of Fiscal 2004 and were also based on pre-tax income. We earned a record $3.5 billion of pre-tax income in Fiscal 2004, an increase of 39% over results for the fiscal year ended November 30, 2003.

        The following table sets forth the annual incentive cash bonuses paid and RSU awards granted to each of our named executive officers (as defined in Item 402(a)(3) of Regulation S-K) for Fiscal 2004 as described above, as well as salary information and grants of stock options for Fiscal 2004:

Name and Principal Position	Salary	Annual Bonus	RSU Awards(a)	Grant Date Present Value of Stock Options(b)
Richard S. Fuld, Jr. Chairman and Chief Executive Officer	$750,000	$10,250,000	$10,357,143	$4,950,000
Joseph M. Gregory President and Chief Operating Officer	$450,000	$9,050,000	$7,214,285	$3,850,000
David Goldfarb Chief Financial Officer	$450,000	$3,950,000	$4,357,143	$2,750,000
Thomas A. Russo Chief Legal Officer	$450,000	$3,350,000	$2,928,571	$1,650,000
Jonathan Beyman Chief of Operations and Technology	$200,000	$2,800,000	$2,857,143	$307,447

(a)
The values indicated are calculated by multiplying the closing market price of our Common Stock on the respective dates the awards were granted by the number of shares awarded. RSUs are subject to significant vesting and forfeiture restrictions and pursuant to the terms of the awards cannot be sold or transferred until they convert to Common Stock, which in the case of the RSUs granted for Fiscal 2004, will occur on November 30, 2009. Dividends are payable on all such holdings from their respective dates of award and are reinvested in additional RSUs. The total number of RSUs granted for Fiscal 2004 that underlies the value shown for Messrs. Fuld, Gregory, Goldfarb, Russo and Beyman was 120,712.62, 84,082.58, 50,782.55, 34,132.53 and 33,300.03, respectively. Of such RSUs, 35% will vest on November 30, 2007 and the balance will vest on November 30, 2009. Notwithstanding the foregoing, RSUs may become vested (and may convert to Common Stock) sooner upon certain termination events or upon death or disability. RSU awards have also been received by executives in accordance with the Firm's 2000 PSU award program. Such RSUs are subject to significant vesting and forfeiture restrictions and cannot be sold or transferred until they convert to Common Stock upon the lapse of such restrictions. In addition to the RSUs reflected in the table above, in Fiscal 2004 Messrs. Fuld, Gregory, Goldfarb and Russo received 91,000, 68,250, 45,500 and 40,500 RSUs, respectively, in accordance with the 2000 PSU award program.

(b)
The total number of stock options granted in Fiscal 2004 that underlie the value shown for Messrs. Fuld, Gregory, Goldfarb, Russo and Beyman was 450,000, 350,000, 250,000, 150,000 and 20,565, respectively. These values were calculated using the Black Scholes option pricing model as of the grant date. The Black Scholes model is a mathematical formula that is widely used and accepted for valuing traded stock options. The model is premised on immediate exercisability and transferability of the options, neither of which was true for the options granted to the named executive officers at the time of grant. Therefore, certain discounting assumptions about the time of exercise and risk of forfeiture were applied, as indicated below. These hypothetical present values are presented pursuant to SEC rules even though there is no assurance that such values will ever be realized. The actual amount, if any, realized upon the exercise of stock options would depend upon the market price of Common Stock relative to the exercise price per share of the stock option at the time the stock option is exercised.

The following assumptions were used in employing the Black Scholes option pricing model: an exercise price equal to the closing price of the Common Stock on the date of grant ($71.39); an expected time to exercise of three years for five-year options and six years for ten-year options; a dividend rate of $0.48 per share; a risk-free rate of return equal to the yield for the U.S. Treasury Strip security with a maturity date closest to the expected time to exercise of the grant; an expected Common Stock price volatility rate of 29.5% per annum; a 10% adjustment for the target stock price requirement; and a 10% per annum adjustment for risk of forfeiture.

        Additional information with respect to compensation of our named executive officers is set forth under the caption "Compensation of Executive Officers" in the Proxy Statement, and is incorporated in Part III, Item 11, by reference.

        On February 10, 2005, the Compensation Committee approved the termination of the Lehman Brothers Holdings Inc. Cash Award Plan, as amended (the "Cash Award Plan"). Under the Cash Award Plan, if a change in control of Holdings had occurred within six months after a grant of restricted stock units to specified executive officers of Holdings, then such executives would have received a payment equal to a percentage (ranging from 200% to 350%) of their previous annual cash compensation.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information relating to Directors of the Registrant is set forth under the captions "Nominees for Election as Class I Directors to Serve until the 2008 Annual Meeting of Stockholders," "Class III Directors Whose Terms Continue until the 2006 Annual Meeting of Stockholders," "Class II Directors Whose Terms Continue until the 2007 Annual Meeting of Stockholders," "Committees of the Board of Directors—Audit Committee" and "—Nominating and Corporate Governance Committee" and "Other Matters—Procedures for Recommending Director Candidates to the Nominating and Corporate Governance Committee" in the Proxy Statement, and information relating to Executive Officers of the Registrant is set forth under the caption "Executive Officers of the Company" in the Proxy Statement, and is incorporated herein by reference.

        Information relating to beneficial ownership reporting compliance by Directors and Executive Officers of the Registrant pursuant to Section 16(a) of the Exchange Act is set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement, and is incorporated herein by reference.

        We have a Code of Ethics which is applicable to all Directors, officers and employees of the Company, including the Chairman and Chief Executive Officer and the Chief Financial Officer of Holdings (its principal executive officer and principal financial and accounting officer, respectively). The Code of Ethics is available on the Corporate Governance page of the Company's web site at www.lehman.com/shareholder/corpgov. A copy of the Code of Ethics will be provided without charge to any person who requests it by writing to the address or telephoning the number indicated under "Available Information" on page 2. We will disclose on our web site amendments to or waivers from our Code of Ethics applicable to Directors or executive officers of Holdings, including the Chairman and Chief Executive Officer and the Chief Financial Officer, in accordance with all applicable laws and regulations.

ITEM 11.    EXECUTIVE COMPENSATION

        Information relating to executive compensation is set forth under the captions "Compensation of Directors," "Compensation and Benefits Committee Interlocks and Insider Participation" and "Compensation of Executive Officers" in the Proxy Statement and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Information relating to security ownership of certain beneficial owners and management is set forth under the captions "Security Ownership of Principal Stockholders" and "Security Ownership of Directors and Executive Officers" in the Proxy Statement and is incorporated herein by reference.

        Information regarding shares of our common stock authorized for issuance under equity compensation plans is set forth under the caption "Proposal 3—Approval of the 2005 Stock Incentive Plan—Equity Compensation Plan Information" in the Proxy Statement and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information relating to certain relationships and related transactions is set forth under the caption "Certain Transactions and Agreements with Directors and Executive Officers" in the Proxy Statement and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Information relating to fees paid to our independent registered public accounting firm and certain related matters is set forth under the caption "Ernst & Young LLP Fees and Services" in the Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.
Financial Statements:

        The Financial Statements and the Notes thereto and the Report of Independent Auditors thereon included in this Report are listed on page F-1.

2.
Financial Statement Schedules:

        The financial statement schedule and the notes thereto filed as a part hereof are listed on page F-1.

3.
Exhibits:

Exhibit No.
2.01
Agreement and Plan of Merger, dated as of July 21, 2003, as amended by the First Amendment to Agreement and Plan of Merger, dated as of September 22, 2003, among the Registrant, Ruby Acquisition Company and Neuberger Berman Inc. (incorporated by reference to Exhibit 2.1 to Amendment No. 3 to the Registrant's Registration Statement on Form S-4 (Reg. No. 333-108025) filed with the SEC on October 1, 2003)
2.02
Voting Agreement, dated as of July 21, 2003, among the Registrant and the stockholders of Neuberger Berman Inc. signatory thereto (incorporated by reference to Exhibit 2.2 to the Registrant's Current Report on Form 8-K filed with the SEC on July 22, 2003)
3.01
Restated Certificate of Incorporation of the Registrant dated May 27, 1994 (incorporated by reference to Exhibit 3.1 to the Registrant's Transition Report on Form 10-K for the eleven months ended November 30, 1994)
3.02
Certificate of Designations with respect to the Registrant's 5.94% Cumulative Preferred Stock, Series C (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the SEC on May 13, 1998)
3.03
Certificate of Designations with respect to the Registrant's 5.67% Cumulative Preferred Stock, Series D (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed with the SEC on July 23, 1998)
3.04
Certificate of Designations with respect to the Registrant's Fixed/Adjustable Rate Cumulative Preferred Stock, Series E (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed with the SEC on March 30, 2000)
3.05
Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, dated April 9, 2001 (incorporated by reference to Exhibit 3.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended February 28, 2001)
3.06
Certificate of Designations with respect to the Registrant's 6.50% Cumulative Preferred Stock, Series F (incorporated by reference to Exhibit 4.01 to the Registrant's Current Report on Form 8-K filed with the SEC on August 26, 2003)
3.07
Certificate of Designations with respect to the Registrant's Floating Rate Cumulative Preferred Stock, Series G (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the SEC on January 30, 2004)
3.08
Certificate of Increase of the Registrant's Floating Rate Cumulative Preferred Stock, Series G (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the SEC on August 16, 2004)
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
10.02†	Lehman Brothers Inc. Executive and Select Employees Plan (incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form S-1 (Reg. No. 33-12976))
10.03†
Lehman Brothers Holdings Inc. Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.11 to the Registrant's Registration Statement on Form S-1 (Reg. No. 33-12976))
10.04
Amended and Restated Agreements of Limited Partnership of Shearson Lehman Hutton Capital Partners II (incorporated by reference to Exhibit 10.48 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1988)
10.05†
Lehman Brothers Holdings Inc. 1994 Management Ownership Plan, as amended through November 19, 2002 (incorporated by reference to Exhibit 10.05 to the Registrant's Annual Report on Form 10-K for the fiscal year ended November 30, 2002)
10.06†
Lehman Brothers Holdings Inc. 1996 Management Ownership Plan, as amended through November 19, 2002 (incorporated by reference to Exhibit 10.06 to the Registrant's Annual Report on Form 10-K for the fiscal year ended November 30, 2002)
10.07†
Lehman Brothers Holdings Inc. Short-Term Executive Compensation Plan, as amended through February 19, 2003 (incorporated by reference to Exhibit 10.07 to the Registrant's Annual Report on Form 10-K for the fiscal year ended November 30, 2002)
10.08†
Amended and Restated Lehman Brothers Holdings Inc. Employee Incentive Plan, as amended through February 19, 2003 (incorporated by reference to Exhibit 10.08 to the Registrant's Annual Report on Form 10-K for the fiscal year ended November 30, 2002)

10.09†	Lehman Brothers Holdings Inc. Cash Award Plan, as amended (incorporated by reference to Exhibit 10.09 to the Registrant's Annual Report on Form 10-K for the fiscal year ended November 30, 2002)
10.10
Amended and Restated Agreement of Limited Partnership of Lehman Brothers Capital Partners III, L.P. (incorporated by reference to Exhibit 10.27 to the Registrant's Annual Report on Form 10-K for the fiscal year ended November 30, 1995)
10.11
Agreement of Limited Partnership of Lehman Brothers Capital Partners IV, L.P. (incorporated by reference to Exhibit 10.30 to the Registrant's Annual Report on Form 10-K for the fiscal year ended November 30, 1997)
10.12†
Lehman Brothers Supplemental Retirement Plan, as amended through December 10, 2003 (incorporated by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the fiscal year ended November 30, 2003)
10.13
Purchase and Sale Agreement dated as of October 19, 2001, between MSDW 745, LLC, as seller, and LB 745 LLC, as purchaser (incorporated by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the fiscal year ended November 30, 2001)
10.14
Amendment to Purchase and Sale Agreement dated as of the October 19, 2001, between MSDW 745, LLC, as seller, and LB 745 LLC, as purchaser (incorporated by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the fiscal year ended November 30, 2001)
10.15
JV Option Agreement dated November 19, 1998, between Rock-Forty-Ninth LLC and LB 745 LLC (as assignee of MSDW 745, LLC) (incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the fiscal year ended November 30, 2001)
10.16†	1999 Neuberger Berman Inc. Directors Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Neuberger Berman Inc.'s Registration Statement on Form S-1 (Reg. No. 333-84525))
10.17†
Amendment No. 1 to the 1999 Neuberger Berman Inc. Directors Stock Incentive Plan (incorporated by reference to Exhibit 10.17 to Neuberger Berman Inc.'s Annual Report on Form 10-K, for the year ended December 31, 2000)
10.18†	1999 Neuberger Berman Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Neuberger Berman Inc.'s Registration Statement on Form S-1 (Reg. No. 333-84525))
10.19†
Amendment No. 1 to the 1999 Neuberger Berman Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.18 to Neuberger Berman Inc.'s Annual Report on Form 10-K, for the year ended December 31, 2000)
10.20†
Neuberger Berman Inc. Wealth Accumulation Plan, Amended and Restated as of September 1, 2000 (incorporated by reference to Exhibit 10.21 to Neuberger Berman Inc.'s Annual Report on Form 10-K, for the year ended December 31, 2000)
10.21†
Neuberger Berman Inc. Employee Stock Purchase Plan, Amended and Restated as of September 1, 2000 (incorporated by reference to Exhibit 10.22 to Neuberger Berman Inc.'s Annual Report on Form 10-K, for the year ended December 31, 2000)
10.22†
Form of Agreement evidencing a grant of Restricted Stock Units to Executive Officers under the 1996 Management Ownership Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on December 6, 2004)
10.23†
Form of Agreement evidencing a grant of Nonqualified Stock Options to Executive Officers under the 1996 Management Ownership Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the SEC on December 6, 2004)
10.24†
Form of Agreement evidencing a grant of Restricted Stock Units to Directors pursuant to the Employee Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed with the SEC on December 6, 2004)

10.25†
Form of Nonqualified Stock Option Agreement evidencing a grant of Nonqualified Stock Options to Directors pursuant to the Employee Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed with the SEC on December 6, 2004)
10.26*†	Base Salaries of Named Executive Officers of the Registrant
10.27*†	Cash Compensation for Non-Management Directors of the Registrant
10.28*†	Lehman Brothers Holdings Inc. Retirement Plan for Non-Employee Directors
11.01
Computation of Per Share Earnings (omitted in accordance with section (b)(11) of Item 601 of Regulation S-K; the calculation of per share earnings is set forth in Part II, Item 8, in Note 15 to the Consolidated Financial Statements (Earnings Per Common Share))
12.01*	Computations in support of ratios of earnings to fixed charges and to combined fixed charges and preferred stock dividends
21.01*	List of the Registrant's Subsidiaries
23.01*	Consent of Ernst & Young LLP
24.01*	Powers of Attorney
31.01*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a)
31.02*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a)
32.01*
Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Enacted by Section 906 of the Sarbanes-Oxley Act of 2002 (This certification is being furnished and shall not be deemed "filed" with the Commission for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.)
32.02*
Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Enacted by Section 906 of the Sarbanes-Oxley Act of 2002 (This certification is being furnished and shall not be deemed "filed" with the Commission for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.)

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

LEHMAN BROTHERS HOLDINGS INC. (REGISTRANT)
February 14, 2005	By:	/s/ CHRISTOPHER M. O'MEARA Christopher M. O'Meara Chief Financial Officer, Controller and Executive Vice President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD S. FULD, JR. Richard S. Fuld, Jr.	Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)	February 14, 2005
/s/ CHRISTOPHER M. O'MEARA Christopher M. O'Meara	Chief Financial Officer, Controller and Executive Vice President (principal financial and accounting officer)	February 14, 2005
/s/ MICHAEL L. AINSLIE Michael L. Ainslie	Director	February 14, 2005
/s/ JOHN F. AKERS John F. Akers	Director	February 14, 2005
/s/ ROGER S. BERLIND Roger S. Berlind	Director	February 14, 2005
/s/ THOMAS H. CRUIKSHANK Thomas H. Cruikshank	Director	February 14, 2005
/s/ MARSHA JOHNSON EVANS Marsha Johnson Evans	Director	February 14, 2005
/s/ SIR CHRISTOPHER GENT Sir Christopher Gent	Director	February 14, 2005
/s/ HENRY KAUFMAN Henry Kaufman	Director	February 14, 2005
/s/ JOHN D. MACOMBER John D. Macomber	Director	February 14, 2005
/s/ DINA MERRILL Dina Merrill	Director	February 14, 2005

LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

Schedule I

LEHMAN BROTHERS HOLDINGS INC.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Statement of Income
(Parent Company Only)

In millions Year ended November 30	2004	2003	2002
Interest and dividends	$2,334	$2,103	$2,137
Principal transactions and other	562	(46)	(89)

Total revenues	2,896	2,057	2,048
Interest expense	2,874	2,662	2,476

Net revenues	22	(605)	(428)

Equity in income of subsidiaries	2,733	2,368	1,229
Non-interest expenses	772	463	133
September 11th related recoveries, net	—	—	(108)
Real estate reconfiguration charge	19	19	2

Income before taxes	1,964	1,281	774
Provision (benefit) for income taxes	(405)	(418)	(201)

Net income	$2,369	$1,699	$975

Net income applicable to common stock	$2,297	$1,649	$906

See Notes to Condensed Financial Information of Registrant.

LEHMAN BROTHERS HOLDINGS INC.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Statement of Financial Condition
(Parent Company Only)

In millions, except for per share data November 30	2004	2003
Assets
Cash and cash equivalents	$1,940	$4,892
Securities and other inventory positions owned (includes $6,238 in 2004 $6,118 in 2003 pledged as collateral)	8,657	11,534
Collateralized agreements	17	318
Receivables and accrued interest	638	354
Other assets	3,859	2,824
Due from subsidiaries	55,870	37,722
Equity in net assets of subsidiaries	13,549	12,526

Total assets	$84,530	$70,170

Liabilities and Stockholders' Equity
Commercial paper and short-term debt	$1,597	$1,566
Securities and other inventory positions sold but not yet purchased	174	245
Collateralized financing	400	2,358
Accrued liabilities and other payables	1,667	594
Due to subsidiaries	25,608	19,099
Long-term debt:
Senior notes	39,168	31,783
Subordinated indebtedness	996	1,351

Total liabilities	69,610	56,996
Commitments and contingencies
Stockholders' Equity
Preferred stock	1,345	1,045
Common stock, $0.10 par value;
Shares authorized: 600,000,000 in 2004 and 2003;
Shares issued: 297,796,197 in 2004 and 294,575,285 in 2003;
Shares outstanding: 274,159,411 in 2004 an 266,679,056 in 2003	30	29
Additional paid-in capital	5,865	6,164
Accumulated other comprehensive income (net of tax)	(19)	(16)
Retained earnings	9,240	7,129
Other stockholders' equity, net	741	1,031
Common stock in treasury, at cost: 23,636,786 shares in 2004 and 27,896,229 shares in 2003	(2,282)	(2,208)

Total stockholders' equity	14,920	13,174

Total liabilities and stockholders' equity	$84,530	$70,170

See Notes to Condensed Financial Information of Registrant.

LEHMAN BROTHERS HOLDINGS INC.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Statement of Cash Flows
(Parent Company Only)

In millions Year ended November 30	2004	2003	2002

Cash Flows From Operating Activities
Net income	$2,369	$1,699	$975
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in income of subsidiaries	(2,733)	(2,368)	(1,229)
Depreciation and amortization	126	123	100
Deferred tax provision (benefit)	(88)	(81)	(94)
Tax benefit from issuance of stock-based awards	468	543	347
Amortization of deferred stock compensation	800	625	570
September 11th related recoveries, net	—	—	(108)
Other real estate reconfiguration charge	19	19	2
Other adjustments	21	—	65
Net change in:
Securities and other inventory positions owned	3,475	(1,709)	3,473
Securities and other inventory positions sold but not yet purchased	(71)	(171)	(568)
Collateralized agreements and collateralized financing, net	(1,657)	2,509	(5,380)
Other assets and payables, net	(203)	(598)	(582)
Due to/from affiliates, net	(11,639)	1,317	6,235

Net cash provided by (used in) operating activities	(9,113)	1,908	3,806

Cash Flows From Financing Activities
Issuance of/payments for commercial paper and short-term debt, net	31	(1)	(291)
Issuance of long term debt	14,759	9,449	5,592
Principal payments of long term debt	(8,348)	(7,962)	(6,866)
Issuance of common stock	108	57	61
Issuance of preferred stock	300	345	—
Purchase of treasury stock	(2,267)	(1,508)	(1,510)
Issuance of treasury stock	551	260	207
Dividends paid	(258)	(178)	(165)

Net cash provided by (used in) financing activities	4,876	462	(2,972)

Cash Flows From Investing Activities
Dividends received	2,502	1,238	1,085
Purchase of property, equipment and leasehold improvements, net	(120)	314	(424)
Business acquisitions, net of cash acquired	(130)	(657)	—
Capital contributions from/to subsidiaries, net	(967)	(353)	(81)

Net cash provided by investing activities	1,285	542	580

Net change in cash and cash equivalents	(2,952)	2,912	1,414
Cash and cash equivalents, beginning of period	4,892	1,980	566

Cash and cash equivalents, end of period	$1,940	$4,892	$1,980

Supplemental Disclosure of Cash Flow Information (in millions)

Interest paid totaled $2,832, $2,692 and $2,444 in 2004, 2003 and 2002, respectively.
Income taxes received totaled $410, $1,059 and $233 in 2004, 2003 and 2002, respectively.

See Notes to Condensed Financial Information of Registrant.

LEHMAN BROTHERS HOLDINGS INC.
NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(Parent Company Only)

Note 1    Basis of Presentation

        The condensed financial information of Lehman Brothers Holdings Inc. ("Holdings," "we," "us" or "our") should be read in conjunction with the Consolidated Financial Statements of Lehman Brothers Holdings Inc. (collectively, the "Company") and the notes thereto. Certain prior period amounts reflect reclassifications to conform to the current period's presentation. Equity in net assets of subsidiaries is accounted for in accordance with the equity method of accounting.

Note 2    Securities and Other Inventory Positions

        Securities and other inventory positions owned and Securities and other inventory positions sold but not yet purchased are recorded at fair value and were comprised of the following:

Securities and Other Inventory Positions

			Sold But Not Yet Purchased
	Owned
In millions November 30
	2004	2003	2004	2003
Mortgages, mortgaged-backed and real estate inventory positions	$6,385	$7,251	$—	$2
Derivatives and other contractual agreements	1,944	1,883	168	234
Corporate debt and other	26	308	6	—
Corporate equities	91	587	—	—
Certificates of deposit and other money market instruments	211	1,505	—	9

	$8,657	$11,534	$174	$245

Note 3    Business Combination

        In October 2003, we acquired Neuberger Berman Inc. and its subsidiaries ("Neuberger") by means of a merger into a wholly-owned subsidiary of Holdings. We purchased Neuberger for a net purchase price of approximately $2.5 billion, including cash consideration and incidental costs of $682 million, equity consideration of $2.1 billion (including 32.3 million shares of common stock, 0.3 million shares of restricted common stock and 3.5 million vested stock options) and excluding net cash and short-term investments acquired of $276 million. We also issued approximately 0.5 million shares of restricted common stock valued at $42 million, which is subject to future service requirements and is being amortized over the applicable service periods. The value of freely-tradable common shares issued used to record the transaction was determined based on the average closing market price of our common shares from October 27, 2003 through October 31, 2003. Certain common shares issued subject to sale restrictions extending through 2011 were valued at a weighted average discount to market value of approximately 25%, based on an independent third-party valuation. The vested stock options issued were valued using the Black-Scholes option-pricing model and had a weighted-average life of approximately seven years and a weighted-average exercise price of $60.10. See Notes 6 and 16 to our Consolidated Financial Statements for additional information about the business combination and employee incentive arrangements related to the acquisition.

Note 4    Long-Term Debt

        Long-term debt consists of the following:

Long-Term Debt

	U.S. Dollar		Non-U.S. Dollar		Total
In millions November 30	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	2004	2003
Senior notes
Maturing in fiscal 2004	$—	$—	$—	$—	$—	$6,650
Maturing in fiscal 2005	1,829	3,155	226	1,007	6,217	5,263
Maturing in fiscal 2006	2,759	3,926	894	952	8,531	5,285
Maturing in fiscal 2007	1,474	1,659	871	482	4,486	2,987
Maturing in fiscal 2008	3,536	173	24	610	4,343	4,899
Maturing in fiscal 2009	1,589	711	324	1,395	4,019	714
December 1, 2009 and thereafter	6,971	1,219	1,593	1,789	11,572	5,985

Senior notes	18,158	10,843	3,932	6,235	39,168	31,783

Subordinated indebtedness
December 1, 2009 and thereafter	996	—	—	—	996	1,351

	$19,154	$10,843	$3,932	$6,235	$40,164	$33,134

        At November 30, 2004, $5.1 billion of long-term debt is redeemable prior to maturity at our option under various terms and conditions. These obligations are reflected in the above table at their contractual maturity dates. Extendible debt structures totaling approximately $2.1 billion are shown in the table above at their earliest maturity date in fiscal 2006. Such debt is automatically extended unless debt holders instruct us to redeem their debt at least one year prior to the earliest maturity date.

        At November 30, 2004, our U.S. dollar and non-U.S. dollar debt portfolio included approximately $3.0 billion and $1.6 billion, respectively, of debt for which the interest rates and/or redemption values are linked to the performance of various indices, including industry baskets of stocks, commodities or events. Generally, such notes are issued as floating rate notes or the interest rates on such index notes are effectively converted to floating rates based primarily on LIBOR through the use of interest rate, currency swaps and equity swaps.

        At November 30, 2003, Subordinated indebtedness includes approximately $1.3 billion, which is classified as "Preferred securities subject to mandatory redemption" in our Consolidated Statement of Financial Condition.

End User Derivative Activities

        We use a variety of derivative products including interest rate, currency and equity swaps as an end-user to modify the interest rate characteristics of our long-term debt portfolio. We use interest rate swaps to convert a substantial portion of our fixed rate debt to floating interest rates to more closely match the terms of assets being funded and to minimize interest rate risk. In addition, we use cross-currency swaps to hedge our exposure to foreign currency risk arising from our non-U.S. dollar debt obligations, after consideration of non-U.S. dollar assets that are funded with long-term debt obligations in the same currency. In certain instances, we may use two or more derivative contracts to manage the interest rate nature and/or currency exposure of an individual long-term debt issuance.

        At November 30, 2004 and 2003, the notional values of end-user derivatives related to long-term debt obligations were approximately $46.2 billion and $41.1 billion, respectively. In addition, end-user derivative activities resulted in the following changes to the mix of fixed and floating rate debt and effective weighted-average rates of interest:

Effective Weighted-Average Interest Rates of Long-Term Debt

	Long-Term Debt		Weighted-Average(1)
Dollars in millions	Before End User Activities	After End User Activities	Contractual Interest Rate	Effective Rate After End User Activities
November 30, 2004
U.S. dollar obligations:
Fixed rate	$19,154	$866
Floating rate	10,843	32,972

Total U.S. dollar	29,997	33,838	4.97%	2.70%
Non-U.S. dollar obligations	10,167	6,326

	$40,164	$40,164	4.49%	2.69%

November 30, 2003
U.S. dollar obligations:
Fixed rate	$18,524	$1,055
Floating rate	7,306	28,871

Total U.S. dollar	25,830	29,926	4.95%	1.88%
Non-U.S. dollar obligations	7,304	3,208

	$33,134	$33,134	4.62%	1.93%

(1)
Weighted-average interest rates were calculated using non-U.S. dollar interest rates, when applicable.

        In March 2002, we issued $575 million of floating rate convertible notes. The notes had a variable interest rate of three month LIBOR minus 90 basis points per annum (subject to adjustment in certain events). We redeemed all the notes for cash in April 2004.

Credit Facilities

        We maintain a revolving credit agreement (the "Credit Agreement") with a syndicate of banks under which the banks have committed to provide up to $1.5 billion through April 2007. The Credit Agreement contains covenants that require, among other things, that we maintain a specified level of tangible net worth. There were no borrowings outstanding under the Credit Agreement at November 30, 2004, although drawings have been made and repaid from time to time during the year. We have maintained compliance with the material covenants under the Credit Agreement at all times.

Note 5    Commitments and Contingencies

        We guarantee certain senior notes and subordinated indebtedness issued by subsidiaries totaling $16.6 billion and $11.8 billion at November 30, 2004 and 2003, respectively. In addition, we guarantee certain liquidity facilities and certain subsidiaries' derivative and other obligations. We also guarantee all the obligations of certain subsidiaries and selected obligations of other subsidiaries, which obligations may be included in the amounts discussed above.

Note 6    Related Party Transactions

        In the normal course of business, we engage in various securities trading and financing activities with many of our subsidiaries (the "Related Parties"). Various charges, such as compensation and benefits, occupancy, administration and computer processing are allocated among the Related Parties, based upon specific identification and other allocation methods.

        We and our subsidiaries raise money through short- and long-term funding in capital markets, which is used to fund the operations of certain of our wholly owned subsidiaries. Subordinated indebtedness payable to Related Parties has various repayment terms. We believe amounts arising through related party transactions, including those allocated expenses referred to above, are reasonable and approximate the amounts that would have been recorded if we operated as an unaffiliated entity.

        Amounts outstanding to and from Related Parties are reflected in the Statement of Financial Condition as set forth below:

	2004		2003
In millions November 30
	Assets	Liabilities	Assets	Liabilities
Derivative and other contractual agreements	$1,944	$168	$1,883	$234
Advances from/to subsidiaries	44,846	18,508	33,473	12,354
Securities purchased/sold under agreements to resell/repurchase	11,024	7,100	4,249	6,745

Due from/to subsidiaries	55,870	25,608	37,722	19,099
Senior notes	—	624	—	303
Subordinated indebtedness	—	996	—	1,351

        Dividends declared to us by our subsidiaries and affiliates were approximately $2.5 billion, $1.2 billion and $1.1 billion in 2004, 2003 and 2002, respectively.

        Certain covenants contained in various debt agreements may restrict our ability to withdraw capital from our regulated subsidiaries, which in turn could limit our ability to pay dividends to shareholders. At November 30, 2004, approximately $6.0 billion of net assets of subsidiaries were restricted as to the payment of dividends to us.

Note 7    September 11 and Real Estate Reconfiguration Charges

        As a result of the September 11, 2001 terrorist attack, our leased facilities in the World Trade Center ("WTC") were destroyed and our leased and owned facilities in the World Financial Center ("WFC") complex (including the 3 WFC building owned jointly with American Express) were significantly damaged. We had insurance in place to cover the losses resulting from the terrorist attack, including a policy covering damage to the core and shell of the 3 WFC building and a separate policy covering the property damage at the WTC and WFC facilities, losses resulting from business interruption and extra expenses associated with relocation to, and occupancy of, the temporary facilities.

        During 2002, we settled our insurance claim for $700 million, the policy limit, with our insurance carriers. The net gain of $108 million ($60 million after-tax) included insurance recoveries of approximately $166 million, costs associated with exiting certain New York area facilities of $37 million, and $21 million of other costs resulting from the events of September 11th (primarily technology restoration and other costs associated with unusable facilities). Insurance recoveries represent the settlement of $700 million offset by insurance recoveries previously recognized of approximately $120 million and insurance recoveries allocated to affiliates of approximately $240 million during 2001 and $174 million during 2002.

        During 2002, we recorded a charge of approximately $37 million for costs associated with reconfiguring certain global real estate facilities used to conduct business activities. During the second quarter of 2003, we recorded a $19 million pre-tax real estate charge ($11 million after tax). This charge represented an adjustment of the real estate charges recognized in 2002 and reflected a continued softening in the New York metropolitan area sublease markets since the fourth quarter of 2002. During 2004, Lehman Brothers Inc. ("LBI"), a wholly-owned subsidiary, exited virtually all of its remaining leased space at its downtown New York City location, which clarified the loss on the location and resulted in our recording a $19 million charge in 2004 on LBI's behalf.

        During the years ended November 30, 2004, 2003, and 2002, changes in the liability, which is included in Accrued liabilities and other payables in the Statement of Financial Condition, related to these charges were as follows:

In millions	Beginning Balance	September 11th Charge Before Insurance Recoveries(1)	Real-Estate Reconfiguration	Used(2)	Ending Balance
Year ended November 30, 2002	$41	$58	$2	$(11)	$90
Year ended November 30, 2003	90	—	19	(32)	77
Year ended November 30, 2004	77	—	19	(32)	64

(1)
We recognized insurance recoveries of $166 million in 2002.
(2)
Net of interest accretions of $6 million and $7 million in 2004 and 2003, respectively.

Note 8    Condensed Consolidating Financial Statement Schedules

        LBI, a wholly-owned subsidiary of Holdings, had approximately $1.5 billion of debt securities outstanding at November 30, 2004 that were issued in registered public offerings and were therefore subject to the reporting requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934. Holdings has fully and unconditionally guaranteed these outstanding debt securities of LBI (and any debt securities of LBI that may be issued in the future under these registration statements), which, together with the information presented in this Note 8, allows LBI to avail itself of an exemption provided by SEC rules from the requirement to file separate LBI reports under the Exchange Act. See Note 14 to the 2004 Consolidated Financial Statements included in this Form 10-K for a discussion of restrictions on the ability of Holdings to obtain funds from its subsidiaries by dividend or loan.

        The following schedules set forth our condensed consolidating statements of income for the years ended November 30, 2004, 2003 and 2002, our condensed consolidating balance sheets at November 30, 2004 and 2003, and our condensed consolidating statements of cash flows for the years ended November 30, 2004, 2003 and 2002. In the following schedules, "Holdings" refers to the unconsolidated balances of Holdings, "LBI" refers to the unconsolidated balances of Lehman Brothers Inc. and "Other Subsidiaries" refers to the combined balances of all other subsidiaries of Holdings. "Eliminations" represents the adjustments necessary to (a) eliminate intercompany transactions and (b) eliminate our investments in subsidiaries.

In millions	Holdings	LBI	Other Subsidiaries	Eliminations	Total
Condensed Consolidating Statement of Income for the Year Ended November 30, 2004
Net revenues	$22	$4,733	$6,821	$—	$11,576
Equity in net income of subsidiaries	2,733	288	—	(3,021)	—
Total non-interest expenses	791	3,284	3,983	—	8,058

Income before taxes and dividends on preferred securities subject to mandatory redemption	1,964	1,737	2,838	(3,021)	3,518
Provision (benefit) for income taxes	(405)	563	967	—	1,125
Dividends on preferred securities subject to mandatory redemption	—	—	24	—	24

Net income	$2,369	$1,174	$1,847	$(3,021)	$2,369

Condensed Consolidating Statement of Income for the Year Ended November 30, 2003
Net revenues	$(605)	$4,901	$4,351	$—	$8,647
Equity in net income of subsidiaries	2,368	205	—	(2,573)	—
Total non-interest expenses	482	3,306	2,323	—	6,111

Income before taxes and dividends on preferred securities subject to mandatory redemption	1,281	1,800	2,028	(2,573)	2,536
Provision (benefit) for income taxes	(418)	617	566	—	765
Dividends on preferred securities subject to mandatory redemption	—	—	72	—	72

Net income	$1,699	$1,183	$1,390	$(2,573)	$1,699

Condensed Consolidating Statement of Income for the Year Ended November 30, 2002
Net revenues	$(428)	$3,174	$3,409	$—	$6,155
Equity in net income of subsidiaries	1,229	261	—	(1,490)	—
Total non-interest expenses	27	2,515	2,214	—	4,756

Income before taxes and dividends on preferred securities subject to mandatory redemption	774	920	1,195	(1,490)	1,399
Provision (benefit) for income taxes	(201)	180	389	—	368
Dividends on preferred securities subject to mandatory redemption	—	—	56	—	56

Net income	$975	$740	$750	$(1,490)	$975

Condensed Consolidating Balance Sheet at November 30, 2004

In millions	Holdings	LBI	Other Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$1,940	$557	$2,943	$—	$5,440
Cash and securities segregated and on deposit for regulatory and other purposes	—	1,591	2,494	—	4,085
Securities and other inventory positions owned and Securities received as collateral	8,657	48,620	132,914	(40,974)	149,217
Collateralized agreements	17	103,573	66,239	—	169,829
Receivables and other assets	4,497	14,109	24,021	(14,030)	28,597
Due from subsidiaries	55,870	35,565	282,955	(374,390)	—
Equity in net assets of subsidiaries	13,549	1,220	37,791	(52,560)	—

Total assets	$84,530	$205,235	$549,357	$(481,954)	$357,168

Liabilities and stockholders' equity
Commercial paper and short-term debt	$1,597	$289	$971	$—	$2,857
Securities and other inventory positions sold but not yet purchased and Obligation to return securities received as collateral	174	34,660	107,161	(40,965)	101,030
Collateralized financing	400	68,951	62,384	—	131,735
Accrued liabilities and other payables	1,667	19,416	42,689	(13,632)	50,140
Due to subsidiaries	25,608	73,059	250,972	(349,639)	—
Long-term debt	40,164	5,579	35,901	(25,158)	56,486

Total liabilities	69,610	201,954	500,078	(429,394)	342,248
Commitments and contingencies
Total stockholders' equity	14,920	3,281	49,279	(52,560)	14,920

Total liabilities and stockholders' equity	$84,530	$205,235	$549,357	$(481,954)	$357,168

Condensed Consolidating Balance Sheet at November 30, 2003

In millions	Holdings	LBI	Other Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$4,892	$159	$2,871	$—	$7,922
Cash and securities segregated and on deposit for regulatory and other purposes	—	1,920	1,180	—	3,100
Securities and other inventory positions owned and Securities received as collateral	11,534	47,674	126,938	(49,106)	137,040
Collateralized agreements	318	97,166	41,328	—	138,812
Receivables and other assets	3,178	12,183	20,765	(10,939)	25,187
Due from subsidiaries	37,722	36,065	216,820	(290,607)	—
Equity in net assets of subsidiaries	12,526	1,355	31,123	(45,004)	—

Total assets	$70,170	$196,522	$441,025	$(395,656)	$312,061

Liabilities and stockholders' equity
Commercial paper and short-term debt	$1,566	$96	$669	$—	$2,331
Securities and other inventory positions sold but not yet purchased and Obligation to return securities received as collateral	245	35,657	88,867	(48,887)	75,882
Collateralized financing	2,358	83,823	49,655	—	135,836
Accrued liabilities and other payables	594	15,860	34,698	(11,153)	39,999
Due to subsidiaries	19,099	52,454	199,218	(270,771)	—
Long-term debt	33,134	5,326	24,910	(19,841)	43,529

Total liabilities	56,996	193,216	398,017	(350,652)	297,577
Commitments and contingencies
Preferred securities subject to mandatory redemption	—	—	1,310	—	1,310
Total stockholders' equity	13,174	3,306	41,698	(45,004)	13,174

Total liabilities and stockholders' equity	$70,170	$196,522	$441,025	$(395,656)	$312,061

Condensed Consolidating Statement of Cash Flows for the Year Ended November 30, 2004

In millions	Holdings	LBI	Other Subsidiaries	Eliminations	Total
Cash Flows from Operating Activities
Net income	$2,369	$1,174	$1,847	$(3,021)	$2,369
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in income of subsidiaries	(2,733)	(288)	—	3,021	—
Depreciation and amortization	126	28	274	—	428
Deferred tax provision (benefit)	(88)	(144)	158	—	(74)
Tax benefit from issuance of stock-based awards	468	—	—	—	468
Amortization of deferred stock compensation	800	—	—	—	800
Other real estate reconfiguration charge	19	—	—	—	19
Other adjustments	21	41	23	—	85
Net change in:
Cash and securities segregated and on deposit	—	329	(1,314)	—	(985)
Securities and other inventory positions owned	3,475	(998)	(2,913)	(8,500)	(8,936)
Securities and other inventory positions sold but not yet purchased	(71)	(997)	17,960	6,579	23,471
Collateralized agreements and collateralized financing, net	(1,657)	(21,279)	(12,182)	—	(35,118)
Other assets and payables, net	(203)	1,725	4,563	478	6,563
Due to/from affiliates, net	(11,639)	21,105	(14,555)	5,089	—

Net cash provided by (used in) operating activities	(9,113)	696	(6,139)	3,646	(10,910)

Cash Flows from Financing Activities
Derivative contracts with a financing element	—	—	334	—	334
Issuance of commercial paper and short-term debt, net	31	193	302	—	526
Issuance of long-term debt	14,759	513	10,372	(5,159)	20,485
Principal payments of long-term debt	(8,348)	(208)	(3,777)	1,513	(10,820)
Issuance of common stock	108	—	—	—	108
Issuance of preferred stock	300	—	—	—	300
Purchase of treasury stock	(2,267)	—	—	—	(2,267)
Issuance of treasury stock	551	—	—	—	551
Dividends paid	(258)	—	—	—	(258)

Net cash provided by financing activities	4,876	498	7,231	(3,646)	8,959

Cash Flows from Investing Activities
Dividends received/(paid)	2,502	(575)	(1,927)	—	—
Purchase of property, equipment and leasehold improvements, net	(120)	(21)	(260)	—	(401)
Business acquisitions, net of cash acquired	(130)	—	—	—	(130)
Capital contributions from / (to) subsidiaries, net	(967)	(200)	1,167	—	—

Net cash provided by (used in) investing activities	1,285	(796)	(1,020)	—	(531)

Net change in cash and cash equivalents	(2,952)	398	72	—	(2,482)
Cash and cash equivalents, beginning of period	4,892	159	2,871	—	7,922

Cash and cash equivalents, end of period	$1,940	$557	$2,943	$—	$5,440

Condensed Consolidating Statement of Cash Flows for the Year Ended November 30, 2003

In millions	Holdings	LBI	Other Subsidiaries	Eliminations	Total
Cash Flows from Operating Activities
Net income	$1,699	$1,183	$1,390	$(2,573)	$1,699
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in income of subsidiaries	(2,368)	(205)	—	2,573	—
Depreciation and amortization	123	36	156	—	315
Deferred tax provision (benefit)	(81)	(149)	64	—	(166)
Tax benefit from issuance of stock-based awards	543	—	—	—	543
Amortization of deferred stock compensation	625	—	—	—	625
Other real estate reconfiguration charge	19	31	27	—	77
Other adjustments	—	36	(62)	—	(26)
Net change in:
Cash and securities segregated and on deposit	—	(26)	(231)	(40)	(297)
Securities and other inventory positions owned	(1,709)	(3,250)	(34,008)	24,231	(14,736)
Securities and other inventory positions sold but not yet purchased	(171)	(2,619)	28,039	(19,923)	5,326
Collateralized agreements and collateralized financing, net	2,509	(11,783)	6,430	—	(2,844)
Other assets and payables, net	(598)	1,974	7,579	2,966	11,921
Due to/from affiliates, net	1,317	15,106	(11,060)	(5,363)	—

Net cash provided by (used in) operating activities	1,908	334	(1,676)	1,871	2,437

Cash Flows from Financing Activities
Derivative contracts with a financing element	—	—	110	—	110
Payments for commercial paper and short-term debt, net	(1)	(16)	(21)	—	(38)
Issuance of long-term debt	9,449	1,300	4,744	(2,110)	13,383
Principal payments of long-term debt	(7,962)	(514)	(1,900)	239	(10,137)
Issuance of preferred securities subject to mandatory redemption	—	—	600	—	600
Issuance of common stock	57	—	—	—	57
Issuance of preferred stock	345	—	—	—	345
Purchase of treasury stock	(1,508)	—	—	—	(1,508)
Issuance of treasury stock	260	—	—	—	260
Dividends paid	(178)	—	—	—	(178)

Net cash provided by financing activities	462	770	3,533	(1,871)	2,894

Cash Flows from Investing Activities
Dividends received/(paid)	1,238	(1,000)	(238)	—	—
Purchase of property, equipment and leasehold improvements, net	314	(12)	(753)	—	(451)
Business acquisitions, net of cash acquired	(657)	—	—	—	(657)
Capital contributions from/(to) subsidiaries, net	(353)	(15)	368	—	—

Net cash provided by (used in) investing activities	542	(1,027)	(623)	—	(1,108)

Net change in cash and cash equivalents	2,912	77	1,234	—	4,223
Cash and cash equivalents, beginning of period	1,980	82	1,637	—	3,699

Cash and cash equivalents, end of period	$4,892	$159	$2,871	$—	$7,922

Condensed Consolidating Statement of Cash Flows for the Year Ended November 30, 2002

In millions	Holdings	LBI	Other Subsidiaries	Eliminations	Total
Cash Flows from Operating Activities
Net income	$975	$740	$750	$(1,490)	$975
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of subsidiaries	(1,229)	(261)	—	1,490	—
Depreciation and amortization	100	32	126	—	258
Deferred tax provision (benefit)	(94)	(139)	(437)	—	(670)
Tax benefit from issuance of stock-based awards	347	—	—	—	347
Amortization of deferred stock compensation	570	—	—	—	570
September 11th related recoveries, net	(108)	—	—	—	(108)
Other real estate reconfiguration charge	2	8	118	—	128
Regulatory settlement	—	80	—	—	80
Other adjustments	65	21	6	—	92
Net change in:
Cash and securities segregated and on deposit	—	878	(392)	—	486
Securities and other inventory positions owned	3,473	(395)	9,546	(10,656)	1,968
Securities and other inventory positions sold but not yet purchased	(568)	3,715	10,579	3,718	17,444
Collateralized agreements and collateralized financing, net	(5,380)	(2,164)	(13,745)	—	(21,289)
Other assets and payables, net	(582)	(860)	6,896	282	5,736
Due to/from affiliates, net	6,235	(253)	(13,178)	7,196	—

Net cash provided by operating activities	3,806	1,402	269	540	6,017

Cash Flows from Financing Activities
Payments for commercial paper and short-term debt, net	(291)	(889)	(443)	—	(1,623)
Issuance of long-term debt	5,592	800	2,831	(808)	8,415
Principal payments of long-term debt	(6,866)	(705)	(2,426)	268	(9,729)
Issuance of common stock	61	—	—	—	61
Purchase of treasury stock	(1,510)	—	—	—	(1,510)
Issuance of treasury stock	207	—	—	—	207
Dividends paid	(165)	—	—	—	(165)

Net cash used in financing activities	(2,972)	(794)	(38)	(540)	(4,344)

Cash Flows from Investing Activities
Dividends received/(paid)	1,085	(1,005)	(80)	—	—
Purchase of property, equipment and leasehold improvements, net	(424)	(8)	(224)	—	(656)
Proceeds from the sale of 3 World Financial Center, net	—	152	—	—	152
Business acquisitions, net of cash acquired	—	—	(31)	—	(31)
Capital contributions from/(to) subsidiaries, net	(81)	46	35	—	—

Net cash provided by (used in) investing activities	580	(815)	(300)	—	(535)

Net change in cash and cash equivalents	1,414	(207)	(69)	—	1,138
Cash and cash equivalents, beginning of period	566	289	1,706	—	2,561

Cash and cash equivalents, end of period	$1,980	$82	$1,637	$—	$3,699

EXHIBIT INDEX

Exhibit No.	Exhibit
10.26	Base Salaries of Named Executive Officers of the Registrant
10.27	Cash Compensation for Non-Management Directors of the Registrant
10.28	Lehman Brothers Holdings Inc. Retirement Plan for Non-Employee Directors
12.01	Computation of ratios of earnings to fixed charges and to combined fixed charges and preferred stock dividends
21.01	List of the Registrant's Subsidiaries
23.01	Consent of Ernst & Young LLP
24.01	Powers of Attorney
31.01	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a)
31.02	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a)
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Enacted by Section 906 of the Sarbanes-Oxley Act of 2002
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Enacted by Section 906 of the Sarbanes-Oxley Act of 2002