Form 10-K/A
period 2004-11-30
LEHMAN BROTHERS HOLDINGS INC
filed 2005-02-16
CIK 806085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)	Form 10-K/A

Amendment No. 1

☒    Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended November 30, 2004

OR

☐    Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from                  to

Commission File Number 1-9466

Lehman Brothers Holdings Inc.

(Exact Name of Registrant as Specified in its Charter)Error! Bookmark not defined.

Delaware (State or other jurisdiction of incorporation or organization)	13-3216325 (I.R.S. Employer Identification No.)
745 Seventh Avenue New York, New York	10019
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 526-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.10 par value	New York Stock Exchange Pacific Exchange
Depositary Shares representing 5.94% Cumulative Preferred Stock, Series C	New York Stock Exchange
Depositary Shares representing 5.67% Cumulative Preferred Stock, Series D	New York Stock Exchange
Depositary Shares representing Fixed/Adjustable Rate Cumulative Preferred Stock, Series E	New York Stock Exchange
Depositary Shares representing 6.50% Cumulative Preferred Stock, Series F	New York Stock Exchange
Depositary Shares representing Floating Rate Cumulative Preferred Stock, Series G	New York Stock Exchange
6.375% Trust Preferred Securities, Series K, of Subsidiary Trust (and Registrant’s guarantee thereof)	New York Stock Exchange
6.375% Trust Preferred Securities, Series L, of Subsidiary Trust (and Registrant’s guarantee thereof)	New York Stock Exchange
6.00% Trust Preferred Securities, Series M, of Subsidiary Trust (and Registrant’s guarantee thereof)	New York Stock Exchange
6.24% Trust Preferred Securities, Series N, of Subsidiary Trust (and Registrant’s guarantee thereof)	New York Stock Exchange
Guarantee by Registrant of 7 5/8% Notes due 2006 of Lehman Brothers Inc.	New York Stock Exchange
Dow Jones Industrial Average 112.5% Minimum Redemption PrincipalPlus Stock Upside Note Securities Due August 5, 2007	American Stock Exchange
Dow Jones Industrial Average Stock Upside Note Securities Due April 29, 2010	American Stock Exchange
Index-Plus Notes Due September 28, 2009, Performance Linked to S&P 500® Index (SPX)	American Stock Exchange
Index-Plus Notes Due December 23, 2009, Performance Linked to the Russell 2000® INDEX (RTY)	American Stock Exchange
Nasdaq-100 Index Rebound Risk Adjusting Equity Range Securities Notes Due May 20, 2007	American Stock Exchange
Nasdaq-100 Index Rebound Risk AdjustiNG Equity Range Securities Notes Due June 7, 2008	American Stock Exchange
Nikkei 225 Index Stock Upside Note Securities Due June 10, 2010	American Stock Exchange
Notes Due November 14, 2007-Performance Linked to Pfizer Inc. (PFE) Common Stock	American Stock Exchange
0.25% Notes Due December 6, 2011, Performance Linked to a Basket of Two Healthcare Stocks	American Stock Exchange
Prudential Research Universe Diversified Equity Notes Due July 2, 2006, Linked to a Basket of Healthcare Stocks	American Stock Exchange
15.10% Risk AdjustiNG Equity Range Securities Due March 10, 2005, Performance Linked to Gold Fields Limited (GFI) American Depository Shares	American Stock Exchange
10.85% Risk AdjustiNG Equity Range Securities Due April 14, 2005, Performance Linked to Nokia Corporation (NOK) American Depository Shares	American Stock Exchange
17.00% Risk AdjustiNG Equity Range Securities Due February 24, 2005, Performance Linked to Advanced Digital Information Corporation (ADIC) Common Stock	American Stock Exchange
S&P 500 Index Stock Upside Note Securities Due April 30, 2005	American Stock Exchange
S&P 500 Index Stock Upside Note Securities Due December 26, 2006	American Stock Exchange
S&P 500 Index Stock Upside Note Securities Due February 5, 2007	American Stock Exchange
S&P 500 Index Stock Upside Note Securities Due September 27, 2007	American Stock Exchange
S&P 500 Index Stock Upside Note Securities Due August 5, 2008	American Stock Exchange
S&P 500 Index Callable Stock Upside Note Securities Due November 6, 2009	American Stock Exchange
10 Uncommon Values Index Stock Upside Note Securities Notes Due July 2, 2005	American Stock Exchange
6% Yield Enhanced Equity Linked Debt Securities Due May 25, 2005, Performance Linked to LSI Logic Corporation (LSI) Common Stock	American Stock Exchange
7.5% Yield Enhanced Equity Linked Debt Securities Due September 3, 2005, Performance Linked to Calpine Corporation (CPN) Common Stock	American Stock Exchange

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

The aggregate market value of the voting and nonvoting common equity held by non-affiliates of the Registrant at May 28, 2004 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $20,027,462,000.  As of that date, 264,738,433 shares of the Registrant’s common stock, $0.10 par value per share, were held by non-affiliates.  For purposes of this information, the outstanding shares of common stock that were and that may be deemed to have been beneficially owned by directors and executive officers of the Registrant were deemed to be shares of common stock held by affiliates at that date.

As of January 31, 2005, 276,202,636 shares of the Registrant’s common stock, $.10 par value per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of Lehman Brothers Holdings Inc.’s Definitive Proxy Statement for its 2005 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated in Part III.

Explanatory Note

On February 14, 2005, Lehman Brothers Holdings Inc. filed with the Securities and Exchange Commission its Annual Report on Form 10-K for the fiscal year ended November 30, 2004 (the “2004 Form 10-K”).  This Amendment No. 1 to the 2004 Form 10-K has been filed solely to correct a typographical error in the following portion of the 2004 Form 10-K, by changing two dates therein from “February 14, 2004” to “February 14, 2005”:

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting, on page 64 of the 2004 Form 10-K.

The corrected page follows.

Report of Independent Registered Public Accounting Firm on

Internal Control over Financial Reporting

The Board of Directors and Shareholders of Lehman Brothers Holdings Inc.

We have audited management’s assessment, included in the accompanying Management’s Assessment of Internal Control over Financial Reporting, that Lehman Brothers Holdings Inc. (the “Company”) maintained effective internal control over financial reporting as of November 30, 2004, based on criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of November 30, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of the Company as of November 30, 2004 and 2003 and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended November 30, 2004 of the Company and our report dated February 14, 2005 expressed an unqualified opinion thereon.

Ernst & Young

New York, New York

February 14, 2005

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to its Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEHMAN BROTHERS HOLDINGS INC.
(REGISTRANT)

February 16, 2005	By:	/s/ JEFFREY A. WELIKSON
Jeffrey A. Welikson Vice President and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

	*	Chief Executive Officer and	February 16, 2005
	Richard S. Fuld, Jr.	Chairman of the Board of Directors (principal executive officer)

	*	Chief Financial Officer, Controller and	February 16, 2005
	Christopher M. O’Meara	Executive Vice President (principal financial and accounting officer)

	*	Director	February 16, 2005
Michael L. Ainslie

	*	Director	February 16, 2005
John F. Akers

	*	Director	February 16, 2005
Roger S. Berlind

	*	Director	February 16, 2005
Thomas H. Cruikshank

	*	Director	February 16, 2005
Marsha Johnson Evans

	*	Director	February 16, 2005
Sir Christopher Gent

	*	Director	February 16 , 2005
Henry Kaufman

	*	Director	February 16, 2005
John D. Macomber

	*	Director	February 16, 2005
Dina Merrill

	/s/ JEFFREY A. WELIKSON		February 16, 2005
*By:	Jeffrey A. Welikson (Attorney-in-Fact)

EXHIBIT INDEX

Exhibit No.	Exhibit

23.01	Consent of Ernst & Young LLP
31.01	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a)
31.02	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a)