Form 10-Q
period 2005-02-28
LEHMAN BROTHERS HOLDINGS INC
filed 2005-04-11
CIK 806085

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2005
OR
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

As of March 31, 2005, 276,595,156 shares of the Registrant's Common Stock, par value $0.10 per share, were outstanding.

LEHMAN BROTHERS HOLDINGS INC.

FORM 10-Q

FOR THE QUARTER ENDED FEBRUARY 28, 2005

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

LEHMAN BROTHERS HOLDINGS INC.
PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

LEHMAN BROTHERS HOLDINGS INC.
CONSOLIDATED STATEMENT of INCOME
(Unaudited)

In millions, except per share data Quarter ended February 28 and February 29	2005	2004

Revenues
Principal transactions	$2,195	$1,739
Investment banking	683	508
Commissions	411	390
Interest and dividends	3,884	2,304
Asset management and other	218	184

Total revenues	7,391	5,125
Interest expense	3,581	1,981

Net revenues	3,810	3,144

Non-Interest Expenses
Compensation and benefits	1,886	1,566
Technology and communications	200	170
Brokerage and clearance fees	120	107
Occupancy	119	102
Professional fees	62	47
Business development	53	44
Other	64	57
Real estate reconfiguration charge	—	19

Total non-interest expenses	2,504	2,112

Income before taxes and dividends on trust preferred securities	1,306	1,032
Provision for income taxes	431	338
Dividends on trust preferred securities	—	24

Net income	$875	$670

Net income applicable to common stock	$856	$653

Earnings per common share
Basic	$3.07	$2.37
Diluted	$2.91	$2.21
Dividends paid per common share	$0.20	$0.16

See Notes to Consolidated Financial Statements.

LEHMAN BROTHERS HOLDINGS INC.
CONSOLIDATED STATEMENT of FINANCIAL CONDITION
(Unaudited)

In millions	February 28, 2005	November 30, 2004

Assets
Cash and cash equivalents	$5,931	$5,440
Cash and securities segregated and on deposit for regulatory and other purposes	4,278	4,085
Securities and other inventory positions owned (includes $32,601 in 2005 and $27,418 in 2004 pledged as collateral)	152,963	144,468
Securities received as collateral	3,767	4,749
Collateralized agreements:
Securities purchased under agreements to resell	87,196	95,535
Securities borrowed	81,790	74,294
Receivables:
Brokers, dealers and clearing organizations	3,554	3,400
Customers	12,278	13,241
Others	2,229	2,122
Property, equipment and leasehold improvements (net of accumulated depreciation and amortization of $1,278 in 2005 and $1,187 in 2004)	2,969	2,988
Other assets	3,463	3,562
Identifiable intangible assets and goodwill (net of accumulated amortization of $223 in 2005 and $212 in 2004)	3,274	3,284

Total assets	$363,692	$357,168

See Notes to Consolidated Financial Statements.

LEHMAN BROTHERS HOLDINGS INC.
CONSOLIDATED STATEMENT of FINANCIAL CONDITION—(Continued)
(Unaudited)

In millions, except per share data	February 28, 2005	November 30, 2004

Liabilities and Stockholders' Equity
Commercial paper and short-term debt	$3,079	$2,857
Securities and other inventory positions sold but not yet purchased	97,209	96,281
Obligation to return securities received as collateral	3,767	4,749
Collateralized financing:
Securities sold under agreements to repurchase	104,951	105,956
Securities loaned	14,416	14,158
Other secured borrowings	11,340	11,621
Payables:
Brokers, dealers and clearing organizations	3,808	1,705
Customers	40,925	37,824
Accrued liabilities and other payables	9,077	10,611
Long-term debt:
Senior notes	56,213	53,561
Subordinated indebtedness	3,153	2,925

Total liabilities	347,938	342,248
Commitments and contingencies
Stockholders' Equity
Preferred stock	1,345	1,345
Common stock, $0.10 par value;
Shares authorized: 600,000,000 in 2005 and 2004;
Shares issued: 299,846,283 in 2005 and 297,796,197 in 2004;
Shares outstanding: 275,429,512 in 2005 and 274,159,411 in 2004	30	30
Additional paid-in capital	6,127	5,865
Accumulated other comprehensive income (net of tax)	(13)	(19)
Retained earnings	10,039	9,240
Other stockholders' equity, net	889	741
Common stock in treasury, at cost: 24,416,771 shares in 2005 and 23,636,786 shares in 2004	(2,663)	(2,282)

Total stockholders' equity	15,754	14,920

Total liabilities and stockholders' equity	$363,692	$357,168

See Notes to Consolidated Financial Statements.

LEHMAN BROTHERS HOLDINGS INC.
CONSOLIDATED STATEMENT of CASH FLOWS
(Unaudited)

In millions Quarter ended February 28 and February 29	2005	2004

Cash Flows From Operating Activities
Net income	$875	$670
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	107	110
Tax benefit from the issuance of stock-based awards	165	115
Amortization of deferred stock compensation	168	154
Real estate reconfiguration charge	—	19
Other adjustments	14	29
Net change in:
Cash and securities segregated and on deposit for regulatory and other purposes	(193)	(533)
Securities and other inventory positions owned	(8,890)	(6,911)
Resale agreements, net of repurchase agreements	7,334	1,612
Securities borrowed, net of securities loaned	(7,238)	(9,643)
Other secured borrowings	(281)	1,663
Receivables from brokers, dealers and clearing organizations	(154)	(973)
Receivables from customers	963	(980)
Securities and other inventory positions sold but not yet purchased	665	6,478
Payables to brokers, dealers and clearing organizations	2,103	(442)
Payables to customers	3,101	2,264
Accrued liabilities and other payables	(1,546)	(790)
Other operating assets and liabilities, net	(15)	11

Net cash used in operating activities	(2,822)	(7,147)

Cash Flows From Financing Activities
Derivative contracts with a financing element	263	30
Issuance of commercial paper and short-term debt, net	222	937
Issuance of senior notes	6,676	5,937
Principal payments of senior notes	(3,642)	(773)
Issuance of subordinated indebtedness	239	—
Principal payments of subordinated indebtedness	—	(227)
Issuance of common stock	79	19
Issuance of preferred stock	—	130
Purchase of treasury stock	(771)	(627)
Issuance of treasury stock	386	214
Dividends paid	(76)	(65)

Net cash provided by financing activities	3,376	5,575

Cash Flows From Investing Activities
Purchase of property, equipment and leasehold improvements, net	(63)	(194)
Business acquisitions, net of cash acquired	—	(134)

Net cash used in investing activities	(63)	(328)

Net change in cash and cash equivalents	491	(1,900)
Cash and cash equivalents, beginning of period	5,440	7,922

Cash and cash equivalents, end of period	$5,931	$6,022

Supplemental Disclosure of Cash Flow Information (in millions):
Interest paid totaled $3,755 and $2,056 in 2005 and 2004, respectively.
Income taxes paid totaled $289 and $231 in 2005 and 2004, respectively.

See Notes to Consolidated Financial Statements.

LEHMAN BROTHERS HOLDINGS INC.
Notes to Consolidated Financial Statements

LEHMAN BROTHERS HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 Summary of Significant Accounting Policies

Basis of Presentation

The Consolidated Financial Statements include the accounts of Lehman Brothers Holdings Inc. ("Holdings") and subsidiaries (collectively, the "Company," "Lehman Brothers," "we," "us" or "our"). We are one of the leading global investment banks serving institutional, corporate, government and high-net-worth individual clients and customers. Our worldwide headquarters in New York and regional headquarters in London and Tokyo are complemented by offices in additional locations in North America, Europe, the Middle East, Latin America and the Asia Pacific region. We are engaged primarily in providing financial services. The principal U.S., European, and Asian subsidiaries of Holdings are Lehman Brothers Inc. ("LBI"), a U.S. registered broker-dealer, Lehman Brothers International (Europe) ("LBIE"), an authorized investment firm in the United Kingdom and Lehman Brothers Japan, a registered securities company in Japan, respectively. All material intercompany accounts and transactions have been eliminated in consolidation.

These Consolidated Financial Statements are prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC") with respect to Form 10-Q and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Pursuant to such rules and regulations, certain footnote disclosures that normally are required under generally accepted accounting principles are omitted. These Consolidated Financial Statements and notes should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto (the "2004 Consolidated Financial Statements") included in Holdings' Annual Report on Form 10-K for the fiscal year ended November 30, 2004 (the "Form 10-K"). The Consolidated Statement of Financial Condition at November 30, 2004 included in this Form 10-Q for the quarter ended February 28, 2005 was derived from the 2004 Consolidated Financial Statements.

The Consolidated Financial Statements are prepared in conformity with generally accepted accounting principles, which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management estimates are required in determining the valuation of inventory positions, particularly over-the-counter ("OTC") derivatives, certain high yield positions, private equity and other principal investments, certain non-investment grade retained interests, certain commercial mortgage loans and investments, and certain investments in real estate. Additionally, significant management estimates are required in assessing the realizability of deferred tax assets, the outcome of litigation, determining the allocation of the cost of acquired businesses to identifiable intangible assets and goodwill, and determining the components of the real estate reconfiguration charges. Management believes the estimates used in preparing the financial statements are reasonable and prudent. Actual results could differ from these estimates.

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

LEHMAN BROTHERS HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)

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

At February 28, 2005, we owned all the common equity of four Delaware business trusts formed for the purpose of (a) issuing trust securities representing ownership interests in the assets of the trust; (b) investing the gross proceeds of the trust securities in junior subordinated debentures of Holdings; and (c) engaging in activities necessary or incidental thereto. In connection with the adoption of FIN 46R, we were required to deconsolidate the trusts that issue the trust securities. Accordingly, at February 28, 2005 and November 30, 2004, Subordinated indebtedness included junior subordinated debentures issued to the trusts that at November 30, 2003 and prior period ends were classified as Preferred securities subject to mandatory redemption. Dividends on Preferred securities subject to mandatory redemption, which were presented as Dividends on trust preferred securities in the Consolidated Statement of Income through February 29, 2004, are included in Interest expense subsequent to February 29, 2004.

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

LEHMAN BROTHERS HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)

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

Investment advisory fees.    Investment advisory fees are recorded as earned. Generally, high-net-worth and institutional clients are charged or billed quarterly based on the account's net asset value at the beginning of a quarter. Investment advisory and administrative fees earned from our mutual fund business (the "Funds") are charged monthly to the Funds based on average daily net assets under management. In certain circumstances, we receive incentive fees when the return on assets under management exceeds specified benchmarks. Such incentive fees generally are based on investment performance over a twelve-month period and are not subject to adjustment after the measurement period ends. Accordingly, such incentive fees are recognized when the measurement period ends in Asset management and other revenues in the Consolidated Statement of Income.

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

Interest revenue and expense.    We recognize contractual interest on Securities and other inventory positions owned and Securities and other inventory positions sold but not yet purchased on an accrual basis as a component of Interest and dividends revenue and Interest expense, respectively. Interest flows on derivative transactions are included as part of the mark-to-market valuation of these contracts in Principal transactions and are not recognized as a component of interest revenue or expense. We account for our secured financing activities and short- and long-term borrowings on an accrual basis with related interest recorded as interest revenue or interest expense, as applicable.

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

LEHMAN BROTHERS HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)

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

We follow Emerging Issues Task Force ("EITF") Issue No. 02-3, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved In Energy Trading and Risk Management Activities" ("EITF 02-3") when marking to market our derivative contracts. Under EITF 02-3, recognition of a trading profit at inception of a derivative transaction is prohibited unless the fair value of that derivative is obtained from a quoted market price, supported by comparison to other observable market transactions, or based on a valuation technique incorporating observable market data. Subsequent to the transaction date, we recognize such valuation adjustments in the period in which the valuation of such instrument becomes observable.

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

Private equity investments.    We carry our private equity investments, including our partnership interests, at fair value based on our assessment of each underlying investment. The carrying basis of these investments generally is not increased until an observable market event (e.g., a financing or an initial public offering) occurs to justify an increase in the carrying basis. However, the carrying basis of an investment is reduced if an observable market event occurs to justify a decrease in the carrying basis or if we otherwise determine the expected realizable value of the investment is less than the carrying value.

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

LEHMAN BROTHERS HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)

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

Beginning in 2004, we adopted the fair-value method of accounting for equity-based employee awards using the prospective transition method permitted by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure"("SFAS 148"). Under this method of transition, compensation expense is recognized based on the fair value of stock options and restricted stock units granted for 2004 and future years over the related service period. Stock options granted for the years ended November 30, 2003 and before continue to be accounted for under APB 25. The adoption of SFAS 123 did not have a material effect on our results of operations or financial condition. See "Accounting Developments" below for a discussion of SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which the FASB issued in December 2004.

LEHMAN BROTHERS HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)

The following table illustrates the effect on net income and earnings per share for the quarters ended February 28, 2005 and February 29, 2004, if the fair-value-based retroactive method prescribed by SFAS 123 had been applied to all awards granted prior to fiscal year 2004.

Equity Based Compensation—Pro Forma Net Income and Earnings per Share

In millions, except per share data Quarter ended February 28 and February 29	2005	2004

Net income, as reported	$875	$670
Add: stock-based employee compensation expense included in reported net income, net of related tax effect	98	89
Deduct: stock-based employee compensation expense determined under the fair-value-based method for all awards, net of related tax effect	(117)	(130)

Pro forma net income	$856	$629

Earnings per share:
Basic, as reported	$3.07	$2.37
Basic, pro forma	3.00	2.22
Diluted, as reported	2.91	2.21
Diluted, pro forma	2.87	2.11

Earnings per Common Share

We compute earnings per common share ("EPS") in accordance with SFAS No. 128, "Earnings per Share." Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the assumed conversion of all dilutive securities. See Note 8 to the Consolidated Financial Statements for additional information about EPS.

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

Accounting Developments

In December 2004 the FASB issued SFAS 123R. We must adopt SFAS 123R by our 2005 fourth quarter. SFAS 123R requires public companies to recognize expense in the income statement for the grant-date fair value of awards of equity instruments to employees. Expense is to be recognized over the period during which employees are required to provide service. SFAS 123R also clarifies and expands the guidance in SFAS 123 in several areas, including measuring fair value and attributing compensation cost to reporting periods. For periods before the required effective date, companies may elect to apply a modified version of retrospective application under which

LEHMAN BROTHERS HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)

financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by SFAS 123. Under the modified prospective transition method we expect to apply, compensation cost is recognized after the date of adoption for the portion of outstanding awards granted prior to the adoption of SFAS 123 for which service has not yet been rendered. We do not expect adoption of SFAS 123R to have a negative effect on our results of operations and financial condition, and we expect to adopt SFAS 123R in our 2005 fourth quarter.

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

Note 2 Securities and Other Inventory Positions

Securities and other inventory positions owned and Securities and other inventory positions sold but not yet purchased were comprised of the following:

Securities and Other Inventory Positions

			Sold But Not Yet Purchased
	Owned
In millions February 28 and November 30
	2005	2004	2005	2004

Mortgages, mortgage-backed and real estate inventory positions	$47,603	$43,831	$384	$246
Government and agencies	32,413	29,829	52,530	46,697
Derivatives and other contractual agreements	19,056	17,459	16,346	15,242
Corporate debt and other	26,483	24,948	6,733	10,988
Corporate equities	25,773	26,772	20,968	23,019
Certificates of deposit and other money market instruments	1,635	1,629	248	89

	$152,963	$144,468	$97,209	$96,281

At February 28, 2005 and November 30, 2004, Securities and other inventory positions owned included approximately $10.8 billion and $10.7 billion, respectively, of real estate held for sale. Our net investment position in this real estate, after giving effect to non-recourse financing, was approximately $4.5 billion and $4.1 billion at February 28, 2005 and November 30, 2004, respectively.

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

LEHMAN BROTHERS HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)

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

The following table presents the fair value of derivatives at February 28, 2005 and November 30, 2004. Assets included in the table represent unrealized gains, net of unrealized losses for situations in which we have a master netting agreement. Similarly, liabilities represent net amounts owed to counterparties. The fair value of assets/liabilities related to derivative contracts at February 28, 2005 and November 30, 2004 represents our net receivable/payable for derivative financial instruments before consideration of securities collateral. Included within the $19.1 billion fair value of assets at February 28, 2005 was $3.2 billion related to exchange-traded option and warrant contracts. Included within the $17.5 billion fair value of assets at November 30, 2004 was $3.4 billion related to exchange-traded option and warrant contracts.

Fair Value of Derivatives and Other Contractual Agreements

	February 28, 2005		November 30, 2004
In millions	Assets	Liabilities	Assets	Liabilities

Interest rate, currency and credit default swaps and options (including caps, collars and floors)	$8,545	$7,292	$7,927	$6,664
Foreign exchange forward contracts and options	1,898	1,717	2,155	2,494
Other fixed income securities contracts (including TBAs and forwards)	2,211	781	1,633	275
Equity contracts (including equity swaps, warrants and options)	6,402	6,556	5,744	5,809

	$19,056	$16,346	$17,459	$15,242

The primary difference in risks between OTC and exchange-traded contracts is credit risk. OTC contracts contain credit risk for unrealized gains, net of collateral, from various counterparties for the duration of the contract. With respect to OTC contracts, we view our net credit exposure to be $11.4 billion at February 28, 2005 and $11.3 billion at November 30, 2004, respectively, representing the fair value of OTC contracts in an unrealized gain position, after consideration of collateral. Counterparties to our OTC derivative products primarily are U.S. and foreign banks, securities firms, corporations, governments and their agencies, finance companies, insurance companies, investment companies and pension funds. Collateral held related to OTC contracts generally includes U.S. government and federal agency securities.

LEHMAN BROTHERS HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)

Presented below is an analysis of net credit exposure at February 28, 2005 for OTC contracts based on actual ratings made by external rating agencies or by equivalent ratings established and used by our Credit Risk Management Department.

Net Credit Exposure

		February 28, 2005
Counterparty Risk Rating	S&P/Moody's Equivalent	Less than 1 Year	1-5 Years	5-10 Years	Greater than 10 Years	Total	November 30, 2004

iAAA	AAA/Aaa	5%	4%	3%	3%	15%	15%
iAA	AA/Aa	15	6	7	8	36	37
iA	A/A	12	6	4	10	32	31
iBBB	BBB/Baa	2	3	2	5	12	12
iBB	BB/Ba	1	1	1	1	4	4
iB or lower	B/B1 or lower	1	—	—	—	1	1

		36%	20%	17%	27%	100%	100%

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

Securities and other inventory positions owned include U.S. government and agency securities and securities issued by non-U.S. governments which, in the aggregate, represented 9% and 8% of total assets at February 28, 2005 and November 30, 2004, respectively. In addition, collateral held for resale agreements represented approximately 24% and 27% of total assets at February 28, 2005 and November 30, 2004, respectively, and primarily consisted of securities issued by the U.S. government, federal agencies or non-U.S. governments. Our most significant industry concentration is financial institutions, which includes other brokers and dealers, commercial banks and institutional clients. This concentration arises in the normal course of business.

Note 4 Securitizations and Other Off-Balance-Sheet Arrangements

We are a market leader in mortgage- and asset-backed securitizations and other structured financing arrangements. In connection with these activities, we use SPEs primarily for (but not limited to) the securitization of commercial and residential mortgages, home equity loans, government and corporate bonds, and lease and trade receivables. The majority of our involvement with SPEs relates to securitization transactions meeting the SFAS 140 definition of a QSPE. Based on the guidance in SFAS 140, we do not consolidate such QSPEs. We derecognize financial assets transferred in securitizations, provided we have relinquished control over such assets. We may retain an interest in the financial assets we securitize ("retained interests"), which may include assets in the form of residual interests in the SPEs established to facilitate the securitization. Retained interests are included in Securities and other inventory positions owned (primarily Mortgages and mortgage-backed) in the Consolidated Statement of Financial Condition. See Note 1, Summary of Significant Accounting Policies—Consolidation Accounting Policies, for additional information about our accounting for securitization transactions.

At February 28, 2005 and November 30, 2004, we had approximately $0.8 billion and $0.9 billion, respectively, of non-investment grade retained interests from our securitization activities (primarily junior security interests in

LEHMAN BROTHERS HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)

securitizations). We record inventory positions held prior to securitization, including residential and commercial loans, at fair value, as well as any retained interests post-securitization. Mark-to-market gains or losses are recorded in Principal transactions in the Consolidated Statement of Income. Fair value is determined based on listed market prices, if available. When market prices are not available, fair value is determined based on valuation pricing models that take into account relevant factors such as discount, credit and prepayment assumptions, and also considers comparisons to similar market transactions.

The table below presents the financial assets securitized together with cash flows received from securitization trusts for the quarters ended February 28, 2005 and February 29, 2004, and the fair value of retained interests, the key economic assumptions used in measuring the fair value of retained interests and the sensitivity of the fair value of the retained interests to immediate 10% and 20% adverse changes in the valuation assumptions at February 28, 2005 and November 30, 2004.

Securitization Activity

	February 28, 2005			November 30, 2004
Dollars in millions	Residential Mortgages	Commercial Mortgages	Municipal and Other Asset- Backed	Residential Mortgages	Commercial Mortgages	Municipal and Other Asset- Backed

Retained interests	$464	$64	$274	$464	$94	$302
Weighted-average life (years)	5	1	8	5	1	7
Average prepayment rate(1)	33.8	—	3.4	33.0	—	3.5
Credit loss assumption	0.5%—11.5%	0%—2.0%	0.1%—4.0%	0.5—9.0%	0—1.2%	1.0—4.0%
Weighted-average discount rate	24%	15%	3%	24%	15%	3%
Prepayment speed:
Effect of a 10% adverse change	$4	$—	$—	$4	$—	$—
Effect of a 20% adverse change	$9	$—	$—	$11	$—	$—
Assumed credit losses:
Effect of a 10% adverse change	$19	$—	$8	$13	$—	$7
Effect of a 20% adverse change	$38	$4	$15	$28	$4	$14
Discount rate:
Effect of a 10% adverse change	$20	$1	$25	$16	$2	$26
Effect of a 20% adverse change	$36	$1	$51	$28	$3	$52
For the quarter ended February 2005 and 2004:
Financial assets securitized (in billions)	$29.2	$1.7	$3.2	$26.2	$0.9	$4.1
Cash flows received on retained interests (in millions)	$49	$1	$34	$35	$2	$46

(1)
Constant prepayment rate.

The sensitivity analysis is hypothetical and should be used with caution because the stresses are performed without considering the effect of hedges, which serve to reduce our actual risk. In addition, these results are calculated by stressing a particular economic assumption independent of changes in any other assumption (as required by U.S. GAAP); in reality, changes in one factor often result in changes in another factor (for example, changes in discount rates often will affect expected prepayment speeds). Further, changes in fair value based on a 10% or 20% variation in an assumption should not be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear.

Non-QSPE activities.    Substantially all of our securitization activities are transacted through QSPEs, including residential and commercial mortgage securitizations. However, we also are actively involved with SPEs that do not meet the QSPE criteria because their permitted activities are not sufficiently limited or because the assets are not

LEHMAN BROTHERS HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)

deemed qualifying financial instruments (e.g., real estate). Our involvement with such SPEs includes collateralized debt obligations ("CDOs"), credit-linked notes and other structured financing transactions designed to meet customers' investing or financing needs.

A CDO transaction involves the purchase by an SPE of a diversified portfolio of securities and/or loans that are then managed by an independent asset manager. Interests in the SPE (debt and equity) are sold to third-party investors. Our primary role is limited to acting as structuring and placement agent, warehouse provider, underwriter and market maker in the related CDO securities. In a typical CDO, at the direction of a third-party asset manager, we temporarily will warehouse securities or loans on our balance sheet pending the sale to the SPE once the permanent financing is completed in the capital markets. At February 28, 2005 and November 30, 2004, we owned approximately $156 million and $114 million, respectively, of equity securities in CDOs. Because our investments do not represent a majority of any CDO equity class, we are not deemed the primary beneficiary of the CDOs and therefore we do not consolidate such SPEs.

We are a dealer in credit default swaps and, as such, we make a market in buying and selling credit protection on single issuers as well as on portfolios of credit exposures. One of the mechanisms we use to mitigate credit risk is to enter into default swaps with SPEs, in which we purchase default protection. In these transactions, the SPE issues credit-linked notes to investors and uses the proceeds to invest in high quality collateral. We pay a premium to the SPE for assuming credit risk under the default swap. Third-party investors in these SPEs are subject to default risk associated with the referenced obligations under the default swap as well as the credit risk of the assets held by the SPE. These default swaps are secured by the value of the underlying investment-grade collateral held by the SPEs, which totaled $4.8 billion and $4.4 billion at February 28, 2005 and November 30, 2004, respectively. Our maximum loss associated with our involvement with such credit-linked note transactions is the fair value of our credit default swaps with such SPEs, which amounts to $220 million and $110 million at February 28, 2005 and November 30, 2004, respectively. Because the results of our expected loss calculations generally demonstrate the investors in the SPE bear a majority of the entity's expected losses (because the investors assume default risk associated with both the reference portfolio and the SPE's assets), we generally are not deemed to be the primary beneficiary of these transactions and therefore do not consolidate such SPEs. However, in certain credit default transactions, generally when we participate in the fixed interest rate risk associated with the underlying collateral through an interest rate swap, we are deemed to be the primary beneficiary of such transactions and therefore have consolidated the SPEs. At February 28, 2005 and November 30, 2004 we consolidated approximately $0.5 billion and $0.7 billion, respectively, of such credit default transactions.

We also invest in real estate directly, through controlled subsidiaries and through variable interest entities. We consolidate our investments in variable interest entities when we are deemed to be the primary beneficiary. See Note 2 to the Consolidated Financial Statements for a discussion of our real estate related investments.

In addition, we enter into other transactions with SPEs designed to meet customers' investment and/or funding needs. See Note 7 to the Consolidated Financial Statements for additional information about these transactions and SPE-related commitments.

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

At February 28, 2005 and November 30, 2004, the fair value of securities received as collateral and securities and other inventory positions owned that have not been sold, repledged or otherwise encumbered totaled approximately $91 billion and $90 billion, respectively. At February 28, 2005 and November 30, 2004, the gross fair value of securities received as collateral that we were permitted to sell or repledge was approximately $542 billion and $524 billion, respectively. Of this collateral, approximately $503 billion and $487 billion at February 28, 2005 and

LEHMAN BROTHERS HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)

November 30, 2004, respectively, has been sold or repledged, generally as collateral under repurchase agreements or to cover Securities and other inventory positions sold but not yet purchased. Included in the $503 billion and the $487 billion at February 28, 2005 and November 30, 2004, respectively, were pledged securities, primarily fixed income, having a market value of approximately $101 billion and $91 billion, respectively, as collateral for securities borrowed having a market value of approximately $100 billion and $90 billion, respectively.

We also pledge our own assets, primarily to collateralize certain financing arrangements. These pledged securities, where the counterparty has the right, by contract or custom, to rehypothecate the financial instruments are classified as Securities and other inventory positions owned, pledged as collateral, in the Consolidated Statement of Financial Condition as required by SFAS 140.

The carrying value of Securities and other inventory positions owned that have been pledged or otherwise encumbered to counterparties where those counterparties do not have the right to sell or repledge was approximately $49 billion and $47 billion at February 28, 2005 and November 30, 2004.

Note 6 Long-Term Debt

During the quarter ended February 28, 2005, we issued $6.9 billion of long-term debt—$6.7 billion of Senior notes and $239 million of Subordinated indebtedness (see "Junior Subordinated Debentures" in the following paragraph). These issuances were approximately $3.3 billion in excess of maturing long-term debt. Long-term debt increased to $59.4 billion at February 28, 2005 from $56.5 billion at November 30, 2004 and had weighted-average maturities of 5.8 years and 5.2 years at February 28, 2005 and November 30, 2004, respectively.

Junior Subordinated Debentures

In January 2005, Lehman Brothers Holdings Capital Trust VI sold 9 million shares of 6.24% Preferred Securities, Series N, liquidation amount $25.00 per share. Distributions are payable quarterly. A corresponding $225 million principal amount of junior subordinated debentures were issued by Holdings to the Trust. The Series N Preferred Securities have a mandatory redemption date of January 18, 2054 and may be redeemed at our option in whole or in part on or after January 18, 2010. The proceeds were used for general corporate purposes.

In March 2005, Lehman Brothers UK Capital Funding LP, a U.K. limited partnership (the general partner of which is an indirect wholly owned subsidiary of Holdings), issued in aggregate €225 million fixed rate to Constant Maturity Swap-linked guaranteed non-voting non-cumulative perpetual preferred securities (the "Preferred Securities"). Distributions will accrue on the Preferred Securities at a rate of 6.625% per annum until March 30, 2007, and thereafter at a floating rate equal to the 10-year mid-swap rate in euros versus 6-month EURIBOR, plus 0.10%, subject to a maximum 8.00% per annum. The Preferred Securities are redeemable at par, at our option, on March 30, 2010 and annually thereafter, or upon the occurrence of certain tax or regulatory events. The Preferred Securities were issued with the benefit of a subordinated guarantee of Lehman Brothers Holdings plc, a U.K. finance company and an indirect wholly-owned subsidiary of Holdings. A corresponding €225 million principal amount of subordinated notes were issued by Lehman Brothers Holdings plc to Lehman Brothers UK Capital Funding LP. Lehman Brothers Holdings plc will use the proceeds to support the working capital needs of certain of our European subsidiaries, including LBIE, our U.K. broker-dealer. In certain circumstances (generally, the bankruptcy or receivership of Holdings or, if Holdings becomes subject to regulation relating to capital adequacy of financial institutions, Holdings having capital levels that are less than the minimum required), the general partner of Lehman Brothers UK Capital Funding LP will be obliged to take all reasonable steps to cause the Preferred Securities to be substituted by fully-paid non-voting non-cumulative preferred stock issued directly by Holdings, bearing a right to dividends calculated in the same manner as the Preferred Securities and being subject to optional redemption in the same manner as the Preferred Securities (the "Substituted Preferred Stock"). The Preferred Securities have been accounted for in accordance with FIN 46R, which required us to deconsolidate Lehman Brothers UK Capital Funding LP and account for this transaction in the same manner as junior subordinated debentures. For a more complete description of the terms and conditions of the Preferred Securities and of the terms of the Substituted Preferred Stock, and conditions under which the Substituted Preferred Stock would be issued, see Holdings' Current Report on Form 8-K filed with the SEC on April 4, 2005.

LEHMAN BROTHERS HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)

Note 7 Commitments and Contingencies

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

Lending–Related Commitments

The following table summarizes lending-related commitments at February 28, 2005:

		Amount of Commitment Expiration per Period
	Total Contractual Amount
In millions February 28, 2005		2005	2006	2007- 2008	2009- 2010	2011 and Later

High grade (1)	$10,894	$4,080	$936	$2,015	$3,720	$143
High yield (2)	3,344	334	304	985	1,027	694
Non-investment grade contingent acquisition facilities	2,456	1,861	595	—	—	—
Mortgage commitments	11,753	11,295	34	221	195	8
Secured lending transactions, including forward starting resale and repurchase agreements	84,373	81,245	1,387	629	170	942

(1)
We view our net credit exposure for high grade commitments, after consideration of hedges, to be $3.6 billion.

(2)
We view our net credit exposure for high yield commitments, after consideration of hedges, to be $2.6 billion.

High grade and high yield.    Through our high grade and high yield sales, trading and underwriting activities, we make commitments to extend credit in loan syndication transactions. We use various hedging and funding strategies to actively manage our market, credit and liquidity exposures on these commitments. We do not believe total commitments necessarily are indicative of actual risk or funding requirements because the commitments may not be drawn or fully used and such amounts are reported before consideration of hedges. These commitments and any related drawdowns of these facilities typically have fixed maturity dates and are contingent on certain representations, warranties and contractual conditions applicable to the borrower. We define high yield (non-investment grade) exposures as securities of or loans to companies rated BB+ or lower or equivalent ratings by recognized credit rating agencies, as well as non-rated securities or loans that, in management's opinion, are non-investment grade. We had commitments to investment grade borrowers of $10.9 billion ($3.6 billion after consideration of credit risk hedges) and $10.7 billion ($4.1 billion after consideration of credit risk hedges) at February 28, 2005 and November 30, 2004, respectively. We had commitments to non-investment grade borrowers of $3.3 billion ($2.6 billion after consideration of credit risk hedges) and $4.4 billion ($3.5 billion after consideration of credit risk hedges) at February 28, 2005 and November 30, 2004, respectively.

Contingent acquisition facilities.    From time to time, we provide contingent commitments to investment and non-investment grade counterparties related to acquisition financing. Our expectation is, and our past practice has been, to distribute through loan syndications to investors substantially all the credit risk associated with these loans, if closed, consistent with our credit facilitation framework. We do not believe these commitments are necessarily indicative of our actual risk because the borrower may not complete a contemplated acquisition or, if the borrower completes the acquisition, often will raise funds in the capital markets instead of drawing on our commitment. Additionally, in most cases, the borrower's ability to draw is subject to there being no material adverse change in market conditions or the borrower's financial condition, among other factors. These commitments also generally contain certain flexible pricing features to adjust for changing market conditions prior to closing. We provided contingent commitments to investment-grade counterparties related to acquisition financing of approximately $1.5 billion at November 30, 2004. We had no such commitments at February 28, 2005. In addition, we provided contingent commitments to non-investment-grade counterparties related to acquisition financing of approximately $2.5 billion and $4.2 billion at February 28, 2005 and November 30, 2004, respectively.

Mortgage commitments.    Through our mortgage banking platforms we make commitments to extend mortgage loans. We use various hedging and funding strategies to actively manage our market, credit and liquidity exposures on these commitments. We do not believe total commitments necessarily are indicative of actual risk or funding requirements because the commitments may not be drawn or fully used and such amounts are reported before consideration of hedges. At February 28, 2005 and November 30, 2004 we had outstanding mortgage commitments

LEHMAN BROTHERS HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)

of approximately $11.8 billion and $12.8 billion, respectively, including $10.1 billion and $10.9 billion of residential mortgages and $1.7 billion and $1.9 billion of commercial mortgages. These commitments require us to originate mortgage loans at the option of a borrower generally within 90 days at fixed interest rates. We sell mortgage loans, once originated, primarily through securitization. During the quarters ended February 28, 2005 and February 29, 2004 we originated ourselves or sourced through our origination channels approximately $20.2 billion and $10.7 billion of residential mortgage loans. We substantially mitigate interest rate risk on these loan commitments consistent with our global risk management policies. See Note 4 to the Consolidated Financial Statements for additional information about our securitization activities.

Secured lending transactions.    In connection with our financing activities, we had outstanding commitments under certain collateralized lending arrangements of approximately $5.2 billion and $5.3 billion at February 28, 2005 and November 30, 2004, respectively. These commitments require borrowers to provide acceptable collateral, as defined in the agreements, when amounts are drawn under the lending facilities. Advances made under these lending arrangements typically are at variable interest rates and generally provide for over-collateralization. In addition, at February 28, 2005, we had commitments to enter into forward starting, secured resale and repurchase agreements, primarily secured by government and government agency collateral of $44.6 billion and $34.6 billion, respectively, compared with $55.0 billion and $45.6 billion, respectively, at November 30, 2004.

Other Commitments and Guarantees

The following table summarizes other commitments and guarantees at February 28, 2005:

		Amount of Commitment Expiration per Period
	Notional/ Maximum Payout
In millions February 28, 2005		2005	2006	2007- 2008	2009- 2010	2011 and Later

Derivative contracts	$459,606	$98,568	$53,824	$76,895	$69,284	$161,035
Municipal-securities-related commitments	7,065	4,381	41	44	47	2,552
Other commitments with special purpose entities	6,178	3,565	171	702	684	1,056
Standby letters of credit	2,076	1,960	116	—	—	—
Private equity and other principal investment commitments	759	—	189	360	210	—

Derivative contracts.    In accordance with FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), we disclose certain derivative contracts meeting the FIN 45 definition of a guarantee. Under FIN 45, derivative contracts are considered to be guarantees if such contracts require us to make payments to counterparties based on changes in an underlying instrument or index (e.g., security prices, interest rates, and currency rates) and include written credit default swaps, written put options, written foreign exchange options and written interest rate caps and floors. Derivative contracts are not considered guarantees if such contracts are cash settled and we have no basis to determine whether it is probable the derivative counterparty held the related underlying instrument at the inception of the contract. Accordingly, if these conditions are met, we have not included such derivatives in our guarantee disclosures. At February 28, 2005 and November 30, 2004, the maximum payout value of derivative contracts deemed to meet the FIN 45 definition of a guarantee was approximately $460 billion and $471 billion, respectively. For purposes of determining maximum payout, notional values are used; however, we believe the fair value of these contracts is a more relevant measure of these obligations because we believe the notional amounts greatly overstate our expected payout. At February 28, 2005 and November 30, 2004, the fair value of such derivative contracts approximated $7.5 billion and $9.0 billion, respectively. In addition, all amounts included above are before consideration of hedging transactions. We substantially mitigate our risk on these contracts through hedges, such as other derivative contracts and/or cash instruments. We manage risk associated with derivative guarantees consistent with our global risk management policies. We record derivative contracts, including those considered to be guarantees, at fair value with related gains and losses recognized in Principal transactions in the Consolidated Statement of Income.

Municipal-securities-related commitments.    At February 28, 2005 and November 30, 2004, we had liquidity commitments to QSPEs of approximately $7.1 billion and $7.2 billion, respectively, related to trust certificates issued to investors backed by investment grade municipal securities. We believe our liquidity commitments to these trusts involve a low level of risk because our obligations generally expire within one year, are supported by

LEHMAN BROTHERS HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)

investment grade securities and generally cease if the underlying assets are downgraded below investment grade or default. In certain instances, we also provide credit default protection to investors in such QSPEs, which approximated $0.4 billion at both February 28, 2005 and November 30, 2004.

Other commitments with SPEs.    In addition to the municipal-securities-related commitments, we make certain liquidity commitments and guarantees associated with other VIEs. We provided liquidity of approximately $2.4 billion and $1.0 billion at February 28, 2005 and November 30, 2004, respectively, to commercial paper conduits in support of certain clients' secured financing transactions. Our maximum loss associated with such commitments is $2.4 billion and $1.0 billion at February 28, 2005 and November 30, 2004, respectively. However, we believe our actual risk to be limited because our liquidity commitments are supported by overcollateralization with investment grade collateral.

In addition, we provide certain limited downside protection guarantees to investors in VIEs. In such instances, we provide investors a guaranteed return of their initial principal investment. Our maximum loss under such commitments was approximately $2.6 billion and $2.9 billion at February 28, 2005 and November 30, 2004, respectively. We believe our actual exposure to be significantly less than the maximum exposure because our obligations are collateralized by the VIEs' assets and contain significant constraints under which such downside protection will be available (e.g., the VIE is required to liquidate assets in the event certain loss levels are triggered).

We also provided guarantees totaling $1.2 billion and $1.4 billion at February 28, 2005 and November 30, 2004, respectively, of the collateral in a multi-seller conduit backed by short-term commercial paper assets. This commitment is intended to provide us with access to contingent liquidity of $1.2 billion and $1.4 billion at February 28, 2005 and November 30, 2004, respectively, in the event we have greater than anticipated draws under our lending commitments.

Standby letters of credit.    At February 28, 2005 and November 30, 2004, we were contingently liable for $2.1 billion and $1.7 billion, respectively, of letters of credit primarily used to provide collateral for securities and commodities borrowed and to satisfy margin deposits at option and commodity exchanges.

Private equity and other principal investments.    At February 28, 2005 and November 30, 2004, we had private equity commitments of approximately $759 million and $675 million, respectively.

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
(Unaudited)

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

In March 2005, LBI entered into a Stipulation of Settlement to settle the In re WorldCom Inc. Securities Litigationclass action (reported in Part I, Item 3, "Legal Proceedings" in the Form 10-K) in the New York District Court for $62.7 million, which is subject to final court approval. This settlement does not affect the other actions described in the Form 10-K. The settlement under the Stipulation of Settlement did not result in a loss in our Consolidated Statement of Income.

Note 8 Earnings per Common Share

Earnings per common share was calculated as follows:

In millions, except per share data Quarter ended February 28 and February 29	2005	2004

Numerator:
Net income	$875	$670
Preferred stock dividends	(19)	(17)

Numerator for basic earnings per share—net income applicable to common stock	$856	$653

Denominator:
Denominator for basic earnings per share —weighted-average common shares	278.6	275.5
Effect of dilutive securities:
Employee stock options	12.7	16.3
Restricted stock units	2.7	2.9

Dilutive potential common shares	15.4	19.2

Denominator for diluted earnings per share—weighted average common and dilutive potential common shares(1)	294.0	294.7

Basic Earnings per Share	$3.07	$2.37

Diluted Earnings per Share	$2.91	$2.21

(1) Anti-dilutive options and restricted stock units excluded from the calculations of diluted earnings per share	4.9	0.6
Note 9 Capital Requirements

We operate globally through a network of subsidiaries, with several subject to regulatory requirements. In the United States, LBI and Neuberger Berman, LLC ("NBLLC"), as registered broker-dealers, are subject to SEC Rule 15c3-1, the Net Capital Rule, which requires these companies to maintain net capital of not less than the greater of 2% of aggregate debit items arising from customer transactions, as defined, or 4% of funds required to be segregated for customers' regulated commodity accounts, as defined. At February 28, 2005, LBI and NBLLC had regulatory net capital, as defined, of $2.4 billion and $244 million, respectively, which exceeded the minimum requirement by $2.2 billion and $227 million, respectively.

LEHMAN BROTHERS HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)

LBIE, a United Kingdom registered broker-dealer and subsidiary of Holdings, is subject to the capital requirements of the Financial Services Authority ("FSA") of the United Kingdom. Financial resources, as defined, must exceed the total financial resources requirement of the FSA. At February 28, 2005, LBIE's financial resources of approximately $5.0 billion exceeded the minimum requirement by approximately $1.4 billion. Lehman Brothers Japan Inc.'s Tokyo branch, a regulated broker-dealer, is subject to the capital requirements of the Financial Services Agency and, at February 28, 2005, had net capital of approximately $677 million, which was approximately $315 million in excess of the specified levels required. Lehman Brothers Bank, FSB (the "Bank"), our thrift subsidiary, is regulated by the Office of Thrift Supervision ("OTS"). The Bank exceeds all regulatory capital requirements and is considered well capitalized by the OTS. Certain other non-U.S. subsidiaries are subject to various securities, commodities and banking regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. At February 28, 2005 these other subsidiaries were in compliance with their applicable local capital adequacy requirements. In addition, our "AAA" rated derivatives subsidiaries, Lehman Brothers Financial Products Inc. ("LBFP") and Lehman Brothers Derivative Products Inc. ("LBDP"), have established certain capital and operating restrictions that are reviewed by various rating agencies. At February 28, 2005, LBFP and LBDP each had capital that exceeded the requirements of the rating agencies.

Note 10 Employee Benefit Plans

We provide both funded and unfunded noncontributory defined benefit pension plans for the majority of our employees worldwide. In addition, we provide certain other postretirement benefits, primarily health care and life insurance, to eligible employees. The following table presents the components of net periodic cost/(benefit) related to these plans for the quarters ended February 28, 2005 and February 29, 2004:

Components of Net Periodic Cost/(Benefit)

					Postretirement Benefits
	U.S. Pensions		Non-U.S. Pensions
In millions Quarter ended February 28 and February 29
	2005	2004	2005	2004	2005	2004

Service cost	$10	$8	$2	$2	$—	$1
Interest cost	14	12	5	4	1	1
Expected return on plan assets	(19)	(17)	(6)	(6)	—	—
Amortization of net actuarial loss	8	8	3	—	—	—
Amortization of prior service cost	1	—	—	2	—	—

Net periodic cost	$14	$11	$4	$2	$1	$2

We expect to contribute approximately $10 million to our non-U.S. pension plans in the fiscal year ending November 30, 2005. We do not expect to contribute to our U.S. pension plans in the fiscal year ending November 30, 2005.

Note 11 Real Estate Reconfiguration Costs

In connection with decisions in 2001 and 2002 to reconfigure certain of our global real estate facilities, we established a liability for the expected losses from sub-leasing such facilities at prices lower than the prices we pay to our landlords. The liability was recognized in accordance with EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." See Note 19 to the 2004 Consolidated Financial Statements included in the Form 10-K for additional information. The liability, which is included in Accrued liabilities and other payables in the Consolidated Statement of Financial Condition, declined from $146 million at November 30, 2004 to $125 million at February 28, 2005.

LEHMAN BROTHERS HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)

Note 12 Business Segments

We operate in three business segments: Investment Banking, Capital Markets and Investment Management.

The Investment Banking business segment is made up of Advisory Services and Global Finance activities that serve our corporate and government clients. The segment is organized into global industry groups—Communications, Consumer/Retailing, Financial Institutions, Financial Sponsors, Healthcare, Industrial, Media, Natural Resources, Power, Real Estate and Technology—that include bankers who deliver industry knowledge and expertise to meet clients' objectives. Specialized product groups within Advisory Services include M&A and restructuring. Global Finance includes underwriting, private placements, and leveraged finance associated with debt and equity products. Product groups are partnered with relationship managers in the global industry groups to provide comprehensive financial solutions for clients.

The Capital Markets business segment includes institutional customer flow activities, prime brokerage, research, and secondary-trading and financing activities in fixed income and equity products. These products include a wide range of cash, derivative, secured financing and structured instruments and investments. We are a leading global market-maker in numerous equity and fixed income products including U.S., European and Asian equities, government and agency securities, money market products, corporate high grade, high yield and emerging market securities, mortgage- and asset-backed securities, preferred stock, municipal securities, bank loans, foreign exchange, financing and derivative products. We are one of the largest investment banks in terms of U.S. and pan-European listed equities trading volume, and we maintain a major presence in OTC U.S. stocks, major Asian large capitalization stocks, warrants, convertible debentures and preferred issues. In addition, the secured financing business manages our equity and fixed income matched book activities, supplies secured financing to institutional clients and customers, and provides secured funding for our inventory of equity and fixed income products. The Capital Markets segment also includes proprietary activities such as investing in real estate and private equity.

The Investment Management business segment consists of the Private Investment Management and Asset Management business lines. Private Investment Management generates customer-flow transactional revenues from high-net-worth clients and Asset Management generates primarily fee-based revenues from customized investment management services for high-net-worth clients, as well as asset management fees from mutual fund and other institutional investors. Asset Management also generates management and incentive fees from our role as general partner for private equity and other alternative investment partnerships.

Our business segment information for the quarters ended February 28, 2005 and February 29, 2004 is prepared using the following methodologies:

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

LEHMAN BROTHERS HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)

Business Segments

In millions	Investment Banking	Capital Markets	Investment Management	Total

Quarter ended February 28, 2005
Gross revenues	$683	$6,255	$453	$7,391
Interest expense	—	3,565	16	3,581

Net revenues	683	2,690	437	3,810
Depreciation and amortization expense	9	77	21	107
Other expenses	460	1,599	338	2,397

Income before taxes	$214	$1,014	$78	$1,306

Segment assets (billions)	$1.0	$352.6	$10.1	$363.7

Quarter ended February 29, 2004
Gross revenues	$508	$4,191	$426	$5,125
Interest expense	—	1,971	10	1,981

Net revenues	508	2,220	416	3,144
Depreciation and amortization expense	11	75	24	110
Other expenses(1)	385	1,305	293	1,983

Income before taxes(1)	$112	$840	$99	$1,051

Segment assets (billions)	$1.4	$317.3	$9.4	$328.1

(1)
Excludes the 2004 real estate reconfiguration charge.

Net Revenues by Geographic Region

Net revenues are recorded in the geographic region of the location of the senior coverage banker or investment advisor in the case of Investment Banking or Asset Management, respectively, or where the position was risk managed within Capital Markets and Private Investment Management. In addition, certain revenues associated with domestic products and services that result from relationships with international clients and customers have been reclassified as international revenues using an allocation consistent with our internal reporting.

Net Revenues by Geographic Region

In millions Quarter ended February 28 and February 29	2005	2004

Europe	$971	$592
Asia Pacific and other	362	336

Total International	1,333	928
U.S.	2,477	2,216

Total	$3,810	$3,144

Note 13 Condensed Consolidating Financial Statement Schedules

LBI, a wholly-owned subsidiary of Holdings, had approximately $1.5 billion of debt securities outstanding at February 28, 2005 that were issued in registered public offerings and were therefore subject to the reporting requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934. Holdings has fully and unconditionally guaranteed these outstanding debt securities of LBI (and any debt securities of LBI that may be issued in the future under these registration statements), which, together with the information presented in this Note 13, allows LBI to avail itself of an exemption provided by SEC rules from the requirement to file separate LBI reports under the Exchange Act. See Note 14 to the 2004 Consolidated Financial Statements included in the Form 10-K for a discussion of restrictions on the ability of Holdings to obtain funds from its subsidiaries by dividend or loan.

The following schedules set forth our condensed consolidating statements of income for the quarters ended February 28, 2005 and February 29, 2004, our condensed consolidating balance sheets at February 28, 2005 and November 30, 2004, and our condensed consolidating statements of cash flows for the quarters ended February 28, 2005 and

LEHMAN BROTHERS HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)

February 29, 2004. In the following schedules, "Holdings" refers to the unconsolidated balances of Holdings, "LBI" refers to the unconsolidated balances of Lehman Brothers Inc. and "Other Subsidiaries" refers to the combined balances of all other subsidiaries of Holdings. "Eliminations" represents the adjustments necessary to (a) eliminate intercompany transactions and (b) eliminate our investments in subsidiaries.

In millions	Holdings	LBI	Other Subsidiaries	Eliminations	Total

Condensed Consolidating Statement of Income for the Quarter Ended February 28, 2005
Net revenues	$(220)	$1,227	$2,803	$—	$3,810
Equity in net income of subsidiaries	1,163	203	—	(1,366)	—
Total non-interest expenses	307	824	1,373	—	2,504

Income before taxes	636	606	1,430	(1,366)	1,306
Provision (benefit) for income taxes	(239)	147	523	—	431

Net income	$875	$459	$907	$(1,366)	$875

Condensed Consolidating Statement of Income for the Quarter Ended February 29, 2004
Net revenues	$177	$1,219	$1,748	$—	$3,144
Equity in net income of subsidiaries	755	93	—	(848)	—
Total non-interest expenses	333	821	958	—	2,112

Income before taxes and dividends on preferred securities subject to mandatory redemption	599	491	790	(848)	1,032
Provision (benefit) for income taxes	(71)	155	254	—	338
Dividends on preferred securities subject to mandatory redemption	—	—	24	—	24

Net income	$670	$336	$512	$(848)	$670

LEHMAN BROTHERS HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Balance Sheet at February 28, 2005

In millions	Holdings	LBI	Other Subsidiaries	Eliminations	Total

Assets
Cash and cash equivalents	$2,253	$396	$3,821	$(539)	$5,931
Cash and securities segregated and on deposit for regulatory and other purposes	—	2,159	2,119	—	4,278
Securities and other inventory positions owned and Securities received as collateral	8,862	49,810	135,375	(37,317)	156,730
Collateralized agreements	11	107,715	61,260	—	168,986
Receivables and other assets	5,045	12,096	26,473	(15,847)	27,767
Due from subsidiaries	56,765	47,206	302,988	(406,959)	—
Equity in net assets of subsidiaries	14,679	1,401	38,820	(54,900)	—

Total assets	$87,615	$220,783	$570,856	$(515,562)	$363,692

Liabilities and stockholders' equity
Commercial paper and short-term debt	$2,109	$149	$821	$—	$3,079
Securities and other inventory positions sold but not yet purchased and Obligation to return securities received as collateral	118	39,896	98,327	(37,365)	100,976
Collateralized financing	400	69,747	60,560	—	130,707
Accrued liabilities and other payables	1,896	21,021	46,537	(15,644)	53,810
Due to subsidiaries	27,217	80,679	272,683	(380,579)	—
Long-term debt	40,121	5,573	40,746	(27,074)	59,366

Total liabilities	71,861	217,065	519,674	(460,662)	347,938
Commitments and contingencies
Total stockholders' equity	15,754	3,718	51,182	(54,900)	15,754

Total liabilities and stockholders' equity	$87,615	$220,783	$570,856	$(515,562)	$363,692

LEHMAN BROTHERS HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)

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

LEHMAN BROTHERS HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statement of Cash Flows for the Quarter Ended February 28, 2005

In millions	Holdings	LBI	Other Subsidiaries	Eliminations	Total

Cash Flows from Operating Activities
Net income	$875	$459	$907	$(1,366)	$875
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in income of subsidiaries	(1,163)	(203)	—	1,366	—
Depreciation and amortization	30	5	72	—	107
Tax benefit from issuance of stock-based awards	165	—	—	—	165
Amortization of deferred stock compensation	168	—	—	—	168
Other adjustments	2	12	—	—	14
Net change in:
Cash and securities segregated and on deposit	—	(568)	375	—	(193)
Securities and other inventory positions owned	(385)	(1,196)	(3,392)	(3,917)	(8,890)
Securities and other inventory positions sold but not yet purchased	(56)	5,236	(9,097)	4,582	665
Collateralized agreements and collateralized financing, net	6	(3,346)	3,155	—	(185)
Other assets and payables, net	(315)	3,607	1,355	(195)	4,452
Due to/from affiliates, net	714	(4,021)	1,661	1,646	—

Net cash provided by (used in) operating activities	41	(15)	(4,964)	2,116	(2,822)

Cash Flows from Financing Activities
Derivative contracts with a financing element	—	—	263	—	263
Issuance of commercial paper and short-term debt, net	512	(140)	(150)	—	222
Issuance of long-term debt	3,210	—	7,809	(4,104)	6,915
Principal payments of long-term debt	(3,058)	—	(2,033)	1,449	(3,642)
Issuance of common stock	79	—	—	—	79
Purchase of treasury stock	(771)	—	—	—	(771)
Issuance of treasury stock	386	—	—	—	386
Dividends paid	(76)	—	—	—	(76)

Net cash provided by financing activities	282	(140)	5,889	(2,655)	3,376

Cash Flows from Investing Activities
Purchase of property, equipment and leasehold improvements, net	(26)	(6)	(31)	—	(63)
Capital contributions from/(to) subsidiaries, net	16	—	(16)	—	—

Net cash used in investing activities	(10)	(6)	(47)	—	(63)

Net change in cash and cash equivalents	313	(161)	878	(539)	491
Cash and cash equivalents, beginning of period	1,940	557	2,943	—	5,440

Cash and cash equivalents, end of period	$2,253	$396	$3,821	$(539)	$5,931

LEHMAN BROTHERS HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statement of Cash Flows for the Quarter Ended February 29, 2004

In millions	Holdings	LBI	Other Subsidiaries	Eliminations	Total

Cash Flows from Operating Activities
Net income	$670	$336	$512	$(848)	$670
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in income of subsidiaries	(755)	(93)	—	848	—
Depreciation and amortization	32	16	62	—	110
Tax benefit from issuance of stock-based awards	115	—	—	—	115
Amortization of deferred stock compensation	154	—	—	—	154
Real estate reconfiguration charge	19	—	—	—	19
Other adjustments	1	10	18	—	29
Net change in:
Cash and securities segregated and on deposit	—	(46)	(527)	40	(533)
Securities and other inventory positions owned	(451)	3,979	(29,596)	19,157	(6,911)
Securities and other inventory positions sold but not yet purchased	(78)	(3,006)	28,738	(19,176)	6,478
Collateralized agreements and collateralized financing, net	(1,036)	(13,815)	8,483	—	(6,368)
Other assets and payables, net	1,162	(1,636)	(417)	(19)	(910)
Due to/from affiliates, net	(4,908)	14,341	(9,431)	(2)	—

Net cash provided by (used in) operating activities	(5,075)	86	(2,158)	—	(7,147)

Cash Flows from Financing Activities
Derivative contracts with a financing element	—	—	30	—	30
Issuance of commercial paper and short-term debt, net	424	342	171	—	937
Issuance of long-term debt	4,297	—	1,640	—	5,937
Principal payments of long-term debt	(424)	(191)	(385)	—	(1,000)
Issuance of common stock	19	—	—	—	19
Issuance of preferred stock	130	—	—	—	130
Purchase of treasury stock	(627)	—	—	—	(627)
Issuance of treasury stock	214	—	—	—	214
Dividends paid	(65)	—	—	—	(65)

Net cash provided by financing activities	3,968	151	1,456	—	5,575

Cash Flows from Investing Activities
Purchase of property, equipment and leasehold improvements, net	(14)	(4)	(176)	—	(194)
Business acquisitions, net of cash acquired	—	—	(134)	—	(134)
Capital contributions from/(to) subsidiaries, net	(416)	50	366	—	—

Net cash provided by (used in) investing activities	(430)	46	56	—	(328)

Net change in cash and cash equivalents	(1,537)	283	(646)	—	(1,900)
Cash and cash equivalents, beginning of period	4,892	159	2,871	—	7,922

Cash and cash equivalents, end of period	$3,355	$442	$2,225	$—	$6,022

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Lehman Brothers Holdings Inc.

We have reviewed the consolidated statement of financial condition of Lehman Brothers Holdings Inc. and Subsidiaries (the "Company") as of February 28, 2005, and the related consolidated statements of income and cash flows for the three month periods ended February 28, 2005 and February 29, 2004. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of the Company as of November 30, 2004, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended and in our report dated February 14, 2005, we expressed an unqualified opinion on those consolidated financial statements.

New York, New York
April 11, 2005

LEHMAN BROTHERS HOLDINGS INC.
PART I—FINANCIAL INFORMATION

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LEHMAN BROTHERS HOLDINGS INC.
Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read together with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements included in Holdings' Annual Report on Form 10-K for the fiscal year ended November 30, 2004 (the "Form 10-K").

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

All references to 2005 and 2004 in this MD&A refer to our fiscal quarters ended February 28, 2005 and February 29, 2004 or the last day of such fiscal quarters, as the context requires, unless specifically stated otherwise.

Forward-Looking Statements

Some of the statements contained in this MD&A, including those relating to our strategy and other statements that are predictive in nature, that depend on or refer to future events or conditions or that include words such as "expects," "anticipates," "intends," "plans," "believes," "estimates" and similar expressions, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements are not historical facts but instead represent only management's expectations, estimates and projections regarding future events. Similarly, these statements are not guarantees of future performance and involve uncertainties that are difficult to predict, which may include, but are not limited to, market risk, the competitive environment, investor sentiment, liquidity risk, credit ratings changes, credit exposure, operational risk and legal and regulatory changes and proceedings. For further discussion of these risks, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Certain Factors Affecting Results of Operations" included in the Form 10-K.

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

Executive Overview[1]

Summary of Results

First quarter 2005 net revenues, net income and earnings per share represented the highest amounts we have ever reported, each surpassing the previous records set in the first quarter of 2004. Net income of $875 million in 2005 rose 31% compared with $670 million in 2004. Diluted earnings per share of $2.91 in 2005 rose 32% compared with $2.21 in 2004. Net revenues rose to $3.8 billion in 2005, up 21% from $3.1 billion in 2004. Annualized return on average common stockholders' equity2 was 24.5% and 21.1% in 2005 and 2004, respectively. Annualized return on average tangible common stockholders' equity2 was 32.0% and 29.7% in 2005 and 2004, respectively.

Business Environment

As a global investment bank, our results of operations can vary in response to global economic and market trends and geopolitical events. A favorable business environment is characterized by many factors, including a stable geopolitical climate, transparent financial markets, low inflation, low interest rates, low unemployment, strong business profitability, and high business and investor confidence. These factors can influence levels of debt and equity security issuance and M&A activity, which in turn can affect our Investment Banking business, trading volumes and customer activity, and valuations of financial instruments.

The global market environment in 2005 was generally favorable for our businesses due to a combination of factors—positive economic growth, improved corporate profitability and stronger equity markets. Additionally, interest rates remained low by historic measures and the Federal Reserve (the "Fed") continued its measured pace of interest rate increases. The U.S. financial market momentum experienced in the 2004 fourth quarter continued into 2005. Economic growth bolstered corporate results, where corporate profitability has largely exceeded projections. Improved cash flow and de-leveraged corporate balance sheets also led to increased levels of capital spending and growth in strategic M&A. At the same time, improving payrolls bolstered consumer confidence in the U.S., driving growth as evidenced by positive retail and housing sales. The economies of Asia (excluding Japan) continued their resilience in 2005 while the European and Japanese economies grew more slowly.

Equity markets.    The U.S. equity markets reflected higher volumes in 2005 compared with 2004. Daily average trading volumes on the New York Stock Exchange and the NASDAQ rose 5% and 8%, respectively, in 2005 compared with 2004. However, volatility in 2005—as measured by the VIX and QQV indices—was well below the 2004 level. In Europe, the trading volume of FTSE 100 stocks declined 18% while the trading volume of DAX composite stocks was essentially unchanged in 2005 compared with 2004. Volumes on the Nikkei and Hang Seng stock exchanges rose 18% and 4%, respectively, in 2005 compared with 2004. The S&P 500 and Dow Jones Industrial indices both rose 3% from November 30, 2004 through February 28, 2005, while the NASDAQ declined 2% during the same period. The FTSE 100 and the DAX composite indices rose 6% and 5%, respectively, from November 30, 2004 through February 28, 2005. The Nikkei and Hang Seng indices rose 8% and 1%, respectively, from November 30, 2004 through February 28, 2005.

The global volume of initial public offerings ("IPOs") rose 7% compared with 2004 but was more than offset by declines in the volumes of global convertible and secondary offerings, resulting in an overall decline in global equity offering volumes of 15% in 2005 compared with 2004.

1
Volume statistics in this MD&A were obtained from Thomson Financial.
2
Return on average common stockholders' equity and return on average tangible common stockholders' equity are computed by dividing net income applicable to common stock for the period by average common stockholders' equity and average tangible common stockholders' equity, respectively. We believe average tangible common stockholders' equity is a meaningful measure because it reflects the common stockholders' equity deployed in our businesses. Average tangible common stockholders' equity equals average common stockholders' equity less average identifiable intangible assets and goodwill and is computed as follows:

In millions Quarter ended February	2005	2004

Average common stockholders' equity	$13,992	$12,365
Average identifiable intangible assets and goodwill	(3,279)	(3,586)

Average tangible common stockholders' equity	$10,713	$8,779

LEHMAN BROTHERS HOLDINGS INC.
Management's Discussion and Analysis of Financial Condition and Results of Operations

Fixed income markets.    The fixed income markets continued to be robust in 2005, as interest rates remained low in both absolute and relative terms, with most central banks on hold and the Fed continuing to act at a measured pace. Credit spreads continued to tighten, as investors sought incremental yield through credit, spread and structured products. Investors' willingness to accept greater risk was supported by favorable credit fundamentals, as indicated by low default rates and strong corporate balance sheets. Total global debt origination rose 3% in 2005 compared with 2004, as growth in investment grade and high yield origination totaling 11% and 16%, respectively, was partially offset by declines in short-term and agency origination.

Mergers and acquisitions.    The improvement in equity valuations during 2005, coupled with strengthening cash flows and stronger corporate balance sheets enabled more companies to consider strategic acquisitions. Announced M&A volumes rose 44% in 2005 compared with 2004, reflecting strong liquidity, continued interest from financial sponsors and the cautious return of the strategic buyer. Completed M&A volumes were essentially unchanged compared with 2004.

Economic Outlook

The financial services industry is significantly influenced by worldwide economic conditions in both banking and capital markets. In calendar 2005, we expect the U.S. and Asian (excluding Japan) economies to grow at solid 3.9% and 6.8% rates, respectively, while we expect slower growth rates of 1.3% and 0.4% in Europe and Japan, respectively. With positive growth and moderate interest rate adjustments in the U.S., corporate profitability should remain robust. Although we remain concerned about geopolitical risk, deficits in the U.S., weakness in the dollar, a pickup in inflation, and the prices of oil and other commodities, we see resiliency in the global economy as a whole.

Equity markets.    The equity markets became more constructive in late calendar 2004 after many of the uncertainties of the 2004 third and early fourth quarters played themselves out, as evidenced by higher valuations and volumes, lower volatility and improved after-market performance of newly-traded IPOs. We expect the equity offering calendar to remain robust in calendar 2005, as reasonably strong corporate profitability and a benign inflation outlook are expected to increase confidence in the marketplace. Our positive outlook for the global equity markets is supported by several factors, including improved tone, our view that corporate profitability will continue to grow in calendar 2005 and our belief that the equity risk premium will diminish.

Fixed income markets.    We see continued signs of resiliency in the fixed income markets, attributable to the expected measured pace of interest rate increases, stable credit spreads, the amount of debt maturing in calendar 2005, and the expected increase in M&A and financial sponsor-related financings. Fixed income activity is driven in part by absolute interest rates, but also is highly correlated with the degree of volatility, the shape of the yield curve and the general improvement in credit quality which, in the aggregate, contribute to a relatively healthy business environment. The investor base has changed dramatically from the long-only investors of a few years ago to a rapidly-growing hedge fund, and an expanding international, investor base. Investors now employ far more developed risk mitigation tools to manage their portfolios. Unlike in 1994, the Fed has been far more transparent in communicating its intentions, and the market successfully absorbed five 25 basis-point rate hikes in calendar 2004 and two 25 basis-point rate hikes in the first calendar quarter of 2005, and rallied in the process. In addition, the size and diversity of the global fixed income marketplace is significantly larger and broader than ever before. We expect approximately $8.2 trillion of global fixed income origination in calendar 2005, a slight decrease from $8.6 trillion in calendar 2004.

Mergers and acquisitions.    Companies remain interested in growth, and many have reduced their cost structures as far as possible. During calendar 2004, we saw increased activity from strategic buyers, and we expect the M&A fee pool in calendar 2005 to grow compared with calendar 2004. At the same time, companies are seeking to streamline operations or reduce debt and many are divesting non-core businesses, which also is helping to drive M&A opportunities. Financial sponsor M&A also has been an important factor driving an increase in activity.

Asset management and high net worth.    Our outlook for asset management and services to high-net-worth individuals also is positive given favorable demographics and the trends toward pension reform, higher savings rates globally and intergenerational wealth transfer. The high-net-worth client increasingly seeks multiple providers and greater asset diversification along with a high service component. We believe the significant expansion of our asset management business and the strong investment-return performance of our asset managers during the last twelve months position us well for growth in fiscal 2005.

LEHMAN BROTHERS HOLDINGS INC.
Management's Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results of Operations

Overview

Net revenues of $3.8 billion in 2005 rose 21% compared with $3.1 billion in 2004. Net income of $875 million rose 31% in 2005 compared with $670 million in 2004. Diluted earnings per share rose 32% in 2005 compared with 2004, totaling $2.91 and $2.21, respectively. The 2005 results represent the highest quarterly net revenues, net income and earnings per share we have ever reported and reflect record results in our Investment Banking and Capital Markets business segments. The results reflect the enhanced scale we have built—in part by acquisitions—and the diversification we have achieved, coupled with continued strict discipline around managing expenses, risk and capital. The results also reflect the benefits of the increased scale of our Investment Management business segment, which reported its second-best revenue level ever.

Compensation and benefits expense as a percentage of net revenues was 49.5% and 49.8% in 2005 and 2004, respectively. Non-personnel expenses as a percentage of net revenues were 16.2% and 16.8% in 2005 and 2004, respectively. Pre-tax margin was 34.3% and 32.8% in 2005 and 2004, respectively. Return on average common stockholders' equity was 24.5% and 21.1% in 2005 and 2004, respectively. Return on average tangible common stockholders' equity was 32.0% and 29.7% in 2005 and 2004, respectively.

Net Revenues

In millions Quarter ended February	2005	2004	Percent Change

Principal transactions	$2,195	$1,739	26%
Investment banking	683	508	34
Commissions	411	390	5
Interest and dividends	3,884	2,304	69
Asset management and other	218	184	18

Total revenues	7,391	5,125	44
Interest expense	3,581	1,981	81

Net revenues	$3,810	$3,144	21%

Principal transactions, commissions and net interest revenue	$2,909	$2,452	19%

Net interest revenue	$303	$323	(6)%

Net revenues totaled $3.8 billion and $3.1 billion in 2005 and 2004, respectively. Net revenues grew 21% in 2005 compared with 2004, reflecting increases in each of our three business segments and in each geographic region. Investment Banking business segment revenues rose 34% to record levels in 2005 compared with 2004, propelled by record results in Global Finance—Debt and improvements in Global Finance—Equity and Advisory Services. Capital Markets business segment net revenues rose 21% in 2005 compared with 2004, reflecting record Fixed Income revenues and stronger Equities revenues, leading to record results for the segment. Investment Management business segment net revenues rose 5% in 2005 compared with 2004, due to growth in Asset Management revenues associated with a higher level of assets under management, partially offset by modestly lower results in the Private Investment Management component of this business segment. See "Business Segments" in this MD&A for a detailed discussion of net revenues by business segment.

Principal Transactions, Commissions and Net Interest Revenue

In both the Capital Markets and Investment Management business segments we evaluate revenue performance based on the aggregate of Principal transactions, Commissions and Interest and dividends revenue net of Interest expense ("Net interest revenue"), which includes realized and unrealized gains and losses, commissions associated with transactions and the interest and dividend revenue or interest expense associated with financing or hedging positions. Caution should be used when analyzing these revenue categories individually because they may not be indicative of the overall performance of the Capital Markets and Investment Management business segments. Principal transactions, Commissions and Net interest revenue rose 19% in 2005 compared with 2004, driven by

LEHMAN BROTHERS HOLDINGS INC.
Management's Discussion and Analysis of Financial Condition and Results of Operations

record revenues from fixed income products reflecting improvements in a broad range of products as well as higher revenue contributions from each of our principal geographic regions.

Principal transactions revenue improved 26% in 2005 compared with 2004, reflecting the generally favorable environment and record fixed income product revenues, with particular strength in interest rate products, residential mortgage origination and securitization and commercial mortgages and real estate.

Commission revenue increased 5% in 2005 compared with 2004, primarily reflecting higher institutional commissions due to increased trading volumes.

Interest and dividends revenue and Interest expense are a function of the level and mix of total assets and liabilities (primarily financial instruments owned and secured financing activities), the prevailing level of interest rates, and the term structure of our financings. Net interest revenue in 2005 declined 6% compared with 2004 principally due to an increase in short-term financing rates. Interest and dividends revenue and Interest expense rose 69% and 81%, respectively, in 2005 compared with 2004, attributable to an increase in short-term interest rates coupled with higher interest- and dividend-earning assets and interest-bearing liabilities.

Investment Banking

Investment banking revenues result primarily from fees and related revenues earned for underwriting public and private offerings of fixed income and equity securities, advising clients on M&A activities and corporate financing activities. Record Investment banking revenues of $683 million in 2005 rose 34% compared with $508 million in 2004, reflecting record debt underwriting and substantial improvements in equity underwriting and M&A advisory fees. See "Business Segments—Investment Banking" in this MD&A for a discussion of our Investment Banking business segment.

Asset Management and Other

Asset management and other revenues primarily result from asset management fees. Asset management and other revenues totaled $218 million and $184 million in 2005 and 2004, respectively. The 18% increase in 2005 compared with 2004 is attributable primarily to a higher level of assets under management.

Non-Interest Expenses

In millions Quarter ended February	2005	2004	Percent Change

Compensation and benefits	$1,886	$1,566	20%
Non-personnel expenses	618	527	17
Real estate reconfiguration charge	—	19	(100)

Total non-interest expenses	$2,504	$2,112	19%

Compensation and benefits/Net revenues	49.5%	49.8%

Non-interest expenses totaled $2.5 billion and $2.1 billion in 2005 and 2004, respectively. We continue to maintain a strict discipline in our core competency of managing expenses. Compensation and benefits expense as a percentage of net revenues was 49.5% and 49.8% in 2005 and 2004, respectively. Non-personnel expenses as a percentage of net revenues were 16.2% and 16.8% (17.4% including the real estate reconfiguration charge) in 2005 and 2004, respectively. Significant portions of certain expense categories are variable, including compensation and benefits, brokerage and clearance, and business development. We expect these variable expense categories as a percentage of net revenues to remain in approximately the same proportions in 2005.

Compensation and benefits expense was $1.9 billion and $1.6 billion in 2005 and 2004, respectively. Personnel totaled approximately 20,300 and 16,500 at February 28, 2005 and February 29, 2004, respectively. The growth in personnel primarily reflects organic growth attributable to a higher level of business activity, as well as business acquisitions completed in the second and third quarters of fiscal 2004. See "Business Acquisitions and Disposition" below. Compensation and benefits expense includes both fixed and variable components. Fixed compensation, consisting primarily of salaries, benefits and amortization of previous years' deferred equity awards, totaled $846 million and $690 million in 2005 and 2004, respectively. The growth of fixed compensation expense in 2005 compared with 2004 was due primarily to the increase in personnel. Variable compensation, consisting primarily of incentive compensation, commissions and severance, increased to $1.1 billion in 2005 from $876 million in 2004, as

LEHMAN BROTHERS HOLDINGS INC.
Management's Discussion and Analysis of Financial Condition and Results of Operations

higher revenues resulted in higher incentive compensation. Amortization of deferred stock compensation awards totaled $168 million and $154 million in 2005 and 2004, respectively.

Non-personnel expenses rose 17% (13% including the 2004 real estate reconfiguration charge) to $618 million in 2005 compared with $527 million ($546 million including the real estate reconfiguration charge) in 2004. Technology and communications expenses rose 18% in 2005 compared with 2004, reflecting front office technology platform enhancements and the acquisition of mortgage origination subsidiaries in the second and third quarters of fiscal 2004. Brokerage and clearance expenses rose 12% in 2005 compared with 2004, due primarily to higher volumes in Capital Markets products and expansion of electronic trading platforms. Occupancy expenses increased 17% in 2005 compared with 2004, primarily attributable to the increased cost of our new facilities in London and Tokyo and the acquisition of mortgage subsidiaries. Professional fees increased 32% in 2005 compared with 2004, due to higher legal, audit and consulting fees. Business development expenses increased 20% in 2005 compared with 2004, due to the higher level of business activity and the increased number of personnel. Other expenses increased 12% in 2005 compared with 2004, attributable primarily to registration fees and higher mutual fund distribution fees.

Real estate reconfiguration charge.    Non-interest expenses in 2004 include a pre-tax real estate reconfiguration charge of $19 million ($11 million after-tax), associated with our 2002 decision to dispose of certain excess real estate. In March 2004, we reached an agreement to exit virtually all of our remaining leased space at our downtown New York City location, which clarified the loss on this location and resulted in the $19 million charge. The 2004 real estate reconfiguration charge was recognized in accordance with Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Additional information about the real estate reconfiguration charge can be found in Note 11 to the Consolidated Financial Statements.

Income Taxes

The provisions for income taxes totaled $431 million and $338 million in 2005 and 2004, respectively, and resulted in effective tax rates of 33% in both 2005 and 2004. The effective tax rate in 2005 reflects a higher level of pretax earnings compared with 2004, which reduced the benefit of permanent differences, offset by the effect of a more favorable mix of geographic earnings.

Business Acquisitions and Disposition

During fiscal year 2004, we acquired three mortgage banking platforms (one in each of the 2004 first, second, and third quarters) for an aggregate cost of approximately $184 million. We believe the acquisitions add long-term value to our mortgage franchise by allowing further vertical integration of the business platform. Mortgage loans originated by the acquired companies are intended to provide a more cost-efficient source of loan product for our securitization pipeline. We sold our reverse mortgage originator in the 2004 third quarter for approximately $42 million. Net personnel added as a result of these acquisitions and the disposition were approximately 1,300.

Business Segments

We operate in three business segments: Investment Banking, Capital Markets and Investment Management. These business segments generate revenues from institutional, corporate, government and high-net-worth individual clients and customers, which are recognized in all revenue categories in the Consolidated Statement of Income. Net revenues also contain certain internal allocations, including funding costs, which are centrally managed. In both the Capital Markets and Investment Management business segments we evaluate revenue performance based on the aggregate of Principal transactions, Commissions and Net interest revenue, which includes realized and unrealized gains and losses, commissions associated with transactions and the interest and dividend revenue or expense associated with financing or hedging positions. Caution should be used when analyzing these revenue categories individually because they may not be indicative of the overall performance of the Capital Markets and Investment Management business segments.

LEHMAN BROTHERS HOLDINGS INC.
Management's Discussion and Analysis of Financial Condition and Results of Operations

The following table summarizes the net revenues of our business segments:

Business Segments

In millions Quarter ended February	2005	2004	Percent Change

Net revenues:
Investment Banking	$683	$508	34%
Capital Markets	2,690	2,220	21
Investment Management	437	416	5

Total net revenues	3,810	3,144	21
Compensation and benefits	1,886	1,566	20
Non-personnel expenses	618	527	17
Real estate reconfiguration charge(1)	—	19	(100)

Income before taxes	$1,306	$1,032	27%

(1)
Additional information about the real estate reconfiguration charge can be found in "Consolidated Results of Operations—Non-Interest Expenses—Real Estate Reconfiguration Charge" in this MD&A and in Note 11 to the Consolidated Financial Statements. The following business segment discussions exclude the real estate reconfiguration charge.

Investment Banking

In millions Quarter ended February	2005	2004		Percent Change

Investment banking revenues	$683	$508		34%
Non-interest expenses	469	396	(1)	18

Income before taxes	$214	$112	(1)	91%

(1)
Excludes the 2004 real estate reconfiguration charge.

The Investment Banking business segment is made up of Advisory Services and Global Finance activities that serve our corporate and government clients. The segment is organized into global industry groups—Communications, Consumer/Retailing, Financial Institutions, Financial Sponsors, Healthcare, Industrial, Media, Natural Resources, Power, Real Estate and Technology—that include bankers who deliver industry knowledge and expertise to meet clients' objectives. Specialized product groups within Advisory Services include M&A and restructuring. Global Finance includes underwriting, private placements, and leveraged finance associated with debt and equity products. Product groups are partnered with relationship managers in the global industry groups to provide comprehensive financial solutions for clients.

Investment Banking Revenues

In millions Quarter ended February	2005	2004	Percent Change

Global Finance—Debt	$326	$217	50%
Global Finance—Equity	188	143	31
Advisory Services	169	148	14

	$683	$508	34%

Revenues rose 34% in 2005 compared with 2004, to our highest quarterly Investment Banking revenues ever reported, as Global Finance—Debt surpassed the previous record set in the 2004 fourth quarter and Global Finance—Equity and Advisory Services reported significant increases.

Global Finance—Debt revenues rose 50% to a record $326 million in 2005 compared with the robust 2004 period. Relatively low interest rates and tight credit spreads led to continued strength in debt underwriting. The 2005 revenues reflect increases in certain higher-margin activity including collateralized debt and loan obligations and leveraged finance. Our debt origination fee backlog at February 28, 2005 was approximately $81 million. Debt origination fee backlog may not be indicative of the level of future business due to the increased use of the shelf registration process.

Global Finance—Equity revenues grew 31% in 2005 compared with 2004, marking our best revenue quarter since the 2000 third quarter. Our equity origination volumes, inclusive of private placement transactions, increased 7% in

LEHMAN BROTHERS HOLDINGS INC.
Management's Discussion and Analysis of Financial Condition and Results of Operations

2005 compared with 2004. The increase in our 2005 revenues compared with 2004 also reflects a change in the mix of underwriting with a near doubling of our IPO volumes, which are higher margin. Our 2005 origination volumes include a $2.5 billion convertible private placement. Our equity-related fee backlog (for both filed and unfiled transactions) at February 28, 2005 was approximately $364 million.

Advisory Services fees rose 14% in 2005 compared with 2004 and represented our second-best revenue quarter in the last four years. While our completed M&A transaction volumes declined 14% in 2005 compared with 2004, our volume of announced M&A transactions rose 55% over this same period. Industry-wide completed M&A transaction volume declined 1% in 2005 compared with 2004, with industry-wide announced volumes increasing 44% over this same period. We are acting as advisor on 4 of the top 10 transactions announced in the first quarter of fiscal 2005. Our M&A fee backlog at February 28, 2005 was approximately $166 million.

Non-interest expenses rose $73 million or 18% in 2005 compared with 2004, attributable to an increase in compensation and benefits expense related to improved performance and higher non-personnel expenses related to increased business activity.

Income before taxes increased 91% to $214 million in 2005 compared with $112 million in 2004. Pre-tax margin was 31% and 22% in 2005 and 2004, respectively.

Capital Markets

In millions Quarter ended February	2005	2004		Percent Change

Principal transactions	$2,096	$1,627		29%
Commissions	280	261		7
Interest and dividends	3,867	2,293		69
Asset management and other	12	10		20

Total revenues	6,255	4,191		49
Interest expense	3,565	1,971		81

Net revenues	2,690	2,220		21
Non-interest expenses	1,676	1,380	(1)	21

Income before taxes	$1,014	$840	(1)	21%

(1)
Excludes the 2004 real estate reconfiguration charge.

The Capital Markets business segment includes institutional customer flow activities, prime brokerage, research, and secondary-trading and financing activities in fixed income and equity products. These products include a wide range of cash, derivative, secured financing and structured instruments and investments. We are a leading global market-maker in numerous equity and fixed income products including U.S., European and Asian equities, government and agency securities, money market products, corporate high grade, high yield and emerging market securities, mortgage- and asset-backed securities, preferred stock, municipal securities, bank loans, foreign exchange, financing and derivative products. We are one of the largest investment banks in terms of U.S. and pan-European listed equities trading volume, and we maintain a major presence in over-the-counter ("OTC") U.S. stocks, major Asian large capitalization stocks, warrants, convertible debentures and preferred issues. In addition, the secured financing business manages our equity and fixed income matched book activities, supplies secured financing to institutional clients and customers, and provides secured funding for our inventory of equity and fixed income products. The Capital Markets segment also includes proprietary activities, such as investing in real estate and private equity.

See "Consolidated Results of Operations—Business Acquisitions and Disposition" in this MD&A for information about mortgage-related business acquisitions and dispositions completed during fiscal year 2004.

Capital Markets Net Revenues

In millions Quarter ended February	2005	2004	Percent Change

Fixed Income	$2,068	$1,601	29%
Equities	622	619	n/m

	$2,690	$2,220	21%

LEHMAN BROTHERS HOLDINGS INC.
Management's Discussion and Analysis of Financial Condition and Results of Operations

Record net revenues of $2.7 billion rose 21% in 2005 compared with 2004 on higher Fixed Income and strong Equities results. The 2005 net revenues are a record for both the Capital Markets segment and the Fixed Income business line.

Fixed Income net revenues rose to record levels in 2005, reflecting improvements across a broad range of products as well as higher revenue contributions from each of our geographic regions, with particular strength in interest rate products, residential mortgage origination and securitization and commercial mortgages and real estate. Residential mortgage activity was notably strong as our global securitization volume rose to $29 billion in 2005 compared with $26 billion in 2004 and we saw increased volumes in Europe. Because we originated approximately 55% of these mortgage loans through our own origination platform in 2005, residential mortgages provided an increased contribution to revenues as we retained more of the economics of these transactions. Commercial mortgages and real estate saw improved revenues, driven by securitizations and asset monetizations. Interest rate products performed exceptionally well on improved customer flow trading levels in governments and agencies, and improved derivatives revenues.

Equities net revenues were essentially unchanged in 2005 compared with the strong results in 2004, but were up 25% from the trailing quarter. Equities revenues in 2005 reflect improved market fundamentals, as valuations rose and trading volumes generally increased. Areas of particular strength in 2005 include derivatives and prime brokerage. Derivatives benefited from higher customer flow levels, particularly in structured products and options. Prime brokerage benefited in part from increased margin balances. Partially offsetting these improvements was reduced revenue from convertibles.

Interest and dividends revenue and Interest expense are a function of the level and mix of total assets and liabilities (primarily financial instruments owned and secured financing activities), the prevailing level of interest rates, and the term structure of our financings. Interest and dividends revenue and Interest expense are integral components of our overall Capital Markets activities. Net interest revenue in 2005 declined 6% compared with 2004 principally due to an increase in short-term financing rates. Interest and dividends revenue and Interest expense rose 69% and 81%, respectively, in 2005 compared with 2004, attributable to an increase in short-term interest rates coupled with higher interest- and dividend-earning assets and interest-bearing liabilities.

Non-interest expenses increased $296 million or 21% in 2005 compared with 2004, reflecting higher compensation and benefits expense related to improved revenue performance, coupled with higher non-personnel expenses. Non-personnel expenses grew primarily due to higher brokerage and clearance costs attributable to higher volumes and expansion of electronic trading platforms, increased technology and communications expenses associated with the enhancement our front office technology platforms, the acquisition of mortgage subsidiaries in the second and third quarters of fiscal 2004 and higher professional fees associated with increased business activity.

Income before taxes increased 21% to $1.0 billion in 2005 compared with $840 million in 2004. Pre-tax margin was 38% in both 2005 and 2004.

Investment Management

In millions Quarter ended February	2005	2004		Percent Change

Principal transactions	$99	$112		(12)%
Commissions	131	129		2
Interest and dividends	17	11		55
Asset management and other	206	174		18

Total revenues	453	426		6
Interest expense	16	10		60

Net revenues	437	416		5
Non-interest expenses	359	317	(1)	13

Income before taxes	$78	$99	(1)	(21)%

(1)
Excludes the 2004 real estate reconfiguration charge.

The Investment Management business segment consists of the Private Investment Management and Asset Management business lines. Private Investment Management generates customer-flow transactional revenues from high-net-worth clients and Asset Management generates primarily fee-based revenues from customized investment

LEHMAN BROTHERS HOLDINGS INC.
Management's Discussion and Analysis of Financial Condition and Results of Operations

management services for high-net-worth clients as well as asset management fees from mutual fund and other institutional investors. Asset Management also generates management and incentive fees from our role as general partner for private equity and other alternative investment partnerships.

Investment Management Net Revenues

In millions Quarter ended February	2005	2004	Percent Change

Asset Management	$234	$204	15%
Private Investment Management	203	212	(4)

	$437	$416	5%

Assets Under Management

In billions Quarter ended February	2005	2004		Percent Change

Opening balance	$136.7	$120.1		14%
Net additions	7.0	2.9	(1)	141
Net market appreciation	4.0	5.0		(20)

Total increase	11.0	7.9		39

Balance, February 28 and February 29	$147.7	$128.0	(2)	15%

(1)
Restated to include $0.3 billion of discretionary brokerage cash management asset net additions.

(2)
Restated to include $4.2 billion of discretionary brokerage cash management assets.

Composition of Assets Under Management

In billions February	2005	2004		Percent Change

Money markets	$21.8	$20.1	(1)	8%
Fixed income	53.7	50.5		6
Equity	59.1	47.5		24
Alternative investments	13.1	9.9		32

Assets Under Management	$147.7	$128.0	(1)	15%

(1)
Restated to include $4.2 billion of discretionary brokerage cash management assets.

Net revenues increased 5% in 2005 compared with 2004, as a 15% improvement in Asset Management net revenues was partially offset by lower Private Investment Management net revenues.

Asset Management net revenues increased 15% in 2005 compared with 2004, primarily as a result of higher assets under management. Asset inflows have been strongest in the Neuberger private asset management and mutual fund areas, as well as in our alternative products. Private equity fees of $26 million in 2005 were essentially unchanged from $25 million in 2004.

Assets under management rose $11.0 billion to $147.7 billion at February 28, 2005 compared with November 30, 2004, reflecting net client additions of $7.0 billion complemented by net market appreciation of $4.0 billion. Assets under management increased $7.9 billion to $128.0 billion at February 29, 2004 compared with November 30, 2003, reflecting net client additions of $2.9 billion and net market appreciation of $5.0 billion. Assets under management at February 28, 2005 rose $19.7 billion or 15% compared with February 29, 2004.

Private Investment Management net revenues declined 4% in 2005 compared with 2004 reflecting lower fixed income activity as investors allocated a larger proportion of investments into cash. In addition, our high-net-worth investors remained cautious about re-entering the equity markets due to concerns about corporate earnings, fluctuating oil prices and the weak dollar.

Non-interest expenses increased $42 million or 13% in 2005 compared with 2004 primarily due to higher compensation and benefits expense as we continue to build the business.

Income before taxes declined $21 million or 21% to $78 million in 2005 compared with $99 million in 2004. Pre-tax margin was 18% and 24% in 2005 and 2004, respectively.

LEHMAN BROTHERS HOLDINGS INC.
Management's Discussion and Analysis of Financial Condition and Results of Operations

Geographic Diversification

Net Revenues by Geographic Region

In millions Quarter ended February	2005	2004	Percent Change

Europe	$971	$592	64%
Asia Pacific and other	362	336	8

Total International	1,333	928	44
U.S.	2,477	2,216	12

Total	$3,810	$3,144	21%

Record international net revenues of $1.3 billion in 2005 rose 44% compared with $928 million in 2004, and represented 35% and 30% of total net revenues in 2005 and 2004, respectively. The improved net revenues in 2005 compared with 2004 reflect significant growth in both Capital Markets and Investment Banking in both international regions and reflect record revenues in Europe and Asia Pacific, a component of Asia Pacific and other.

Net revenues in Europe rose 64% in 2005 compared with 2004, reflecting record revenues in Fixed Income Capital Markets coupled with Investment Banking's third-highest revenue quarter ever reported. Fixed Income Capital Markets net revenues were driven by higher customer flow in interest rate and structured products, strong performance in the credit businesses and substantial contributions from our European mortgage origination platform. Equities Capital Markets net revenues improved in 2005 compared with 2004, consistent with improved European equity markets. In Investment Banking all products—equity and debt and Advisory Services—improved in 2005 compared with 2004.

Net revenues in Asia Pacific and other rose 8% in 2005 compared with 2004, driven by strong customer flow in the mortgage and credit businesses in Fixed Income Capital Markets, partially offset by lower derivatives-related Equities Capital Markets net revenues. Investment Banking results also improved in 2005 compared with 2004.

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

Liquidity Pool.    Our policy is to maintain a liquidity pool for Holdings and its Unrestricted Subsidiaries that would cover, in a stressed liquidity environment, all expected cash outflows for one year. This liquidity pool is invested in cash and unencumbered liquid collateral that can be monetized at short notice in all market environments to provide liquidity to Holdings, which issues most of the unsecured debt. At February 28, 2005, the estimated pledge value of this portfolio, along with the undrawn portion of Holdings' committed credit facility (see "Liquidity, Funding and Capital Resources—Credit Facilities" in this MD&A), totaled approximately $18.8 billion. Cash and unencumbered liquid assets that are presumed to be "trapped" in a Restricted Subsidiary or required for operational purposes are not counted as available liquidity to Holdings and its Unrestricted Subsidiaries.

Our liquidity pool is expected to be available to cover expected cash outflows in a stressed liquidity environment including:

•
The repayment of all unsecured debt of Holdings and its Unrestricted Subsidiaries maturing within twelve months ($10 billion at February 28, 2005). We assume that, in a stressed liquidity environment, we will have no access to the unsecured debt market for a full year.

•
The drawdown of commitments to extend credit made by Holdings and its Unrestricted Subsidiaries based on an analysis of the probability of such drawdown (see "Summary of Contractual Obligations and Commitments—Lending-Related Commitments" in this MD&A).

•
Additional collateralization of derivative contracts and other secured funding arrangements by Holdings and its Unrestricted Subsidiaries to counterparties that would be required in the event of a lowering of debt ratings (see "Liquidity, Funding and Capital Resources—Credit Ratings" in this MD&A).

•
The funding of anticipated equity repurchases as we manage our equity base (including offsetting the dilutive effect of our employee incentive plans—see "Liquidity, Funding and Capital Resources—Stock Repurchase Program" in this MD&A).

These projected outflows are re-assessed weekly and as they change we adjust the size requirement for the liquidity pool.

The liquidity of the Restricted Subsidiaries is separately managed to comply with their applicable liquidity and capital requirements and to minimize dependence on Holdings and its Unrestricted Subsidiaries.

In addition to our liquidity pool described above, we have a significant amount of additional unencumbered assets as a result of our business activities. At February 28, 2005, the estimated pledge value of these unencumbered assets totaled approximately $39.6 billion—$37.7 billion of which was held by Restricted Subsidiaries.

Long-Term Funding Sources and Requirements.    Cash capital (i.e., total stockholders' equity and liabilities with remaining terms of over one year) is a measure we use to assess our long-term funding sources and requirements. Our policy is to operate with an excess of long-term funding sources over our long-term funding requirements.

In 2005, we increased our cash capital sources (i.e., total stockholders' equity and long-term debt excluding current portion, other liabilities with remaining terms greater than one year and deposit liabilities at our banking institutions, Lehman Brothers Bank, FSB ("LBB") and Lehman Brothers Bankhaus AG ("LBBAG")). We include deposit liabilities of our regulated banking institutions as cash capital sources because these institutions operate in a deposit-protected environment and are able to source low-cost unsecured funds that generally are insulated from a Company-specific or market liquidity event, thereby providing a reliable funding source for the mortgage products and selected loan assets they fund.

We also consider the undrawn portion of our committed facilities at Holdings and LBBAG as a source of cash capital because, in contrast to regular backstop facilities, which remain undrawn, these facilities are drawn as part of

LEHMAN BROTHERS HOLDINGS INC.
Management's Discussion and Analysis of Financial Condition and Results of Operations

our regular funding, typically 25% to 30% of the time (see "Liquidity, Funding and Capital Resources—Credit Facilities" in this MD&A).

At February 28, 2005 and November 30, 2004, we had cash capital sources of $85 billion and $79 billion, respectively, across all legal entities—the majority of it being long-term debt.

Cash Capital Sources

In billions	February 28, 2005	November 30, 2004

Total stockholders' equity	$16	$15
Long-term debt, excluding current portion	52	49
Core deposit liabilities at LBB and LBBAG	11	10
Other long-term secured obligations	3	3
Undrawn portion of unsecured committed facilities	3	2

Total cash capital sources	$85	$79

Cash capital is used to fund the following long-term funding requirements:

•
Less-liquid assets, such as fixed assets and goodwill.

•
Less-liquid inventory, such as high yield loans, private equity investments, commercial mortgages and certain real estate positions.

•
Unencumbered inventory, irrespective of collateral quality. Unencumbered inventory outside of Restricted Subsidiaries, unless intentionally held as part of the liquidity pool, is conservatively assumed to be unfundable on a secured basis due to operational inefficiencies (for example, because it is in transit between depots). We do not assume we can improve operational effectiveness during a liquidity event and therefore intentionally fund all unencumbered positions that are not boxed with cash capital.

•
Secured funding "haircuts" (i.e., the difference between the market value of the available inventory and the value of cash advanced to us by counterparties against that inventory).

•
Operational cash deposited at banks.

•
Liquid investments held to fund certain projected cash outflows as described in "Liquidity, Funding and Capital Resources—Liquidity Pool" in this MD&A. These investments are managed as part of the liquidity pool.

At both February 28, 2005 and November 30, 2004, we had $10 billion of cash capital surpluses across all legal entities. Of the $10 billion in cash capital surplus at February 28, 2005, $6 billion is available to Holdings and its Unrestricted Subsidiaries. We target maintaining a cash capital surplus available to Holdings and its Unrestricted Subsidiaries of not less than $2 billion.

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

In a market liquidity event, in addition to the pressure of a Company-specific event, we also assume that, because the event is market wide, counterparties to whom we have extended liquidity facilities draw on these facilities. To mitigate the effect of a market liquidity event we have developed access to additional liquidity sources beyond the liquidity pool at Holdings. These sources include unutilized funding capacity in our banks, LBB and LBBAG; special funding vehicles pre-funded with short-term liquid instruments; and unutilized capacity in bilateral bank facilities described under "Liquidity, Funding and Capital Resources—Credit Facilities" in this MD&A.

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

Total Capital

In millions	February 28, 2005	November 30, 2004

Long-term debt:
Senior notes	$56,213	$53,561
Subordinated indebtedness(1)	3,153	2,925

Subtotal	59,366	56,486

Stockholders' equity:
Preferred stockholders' equity	1,345	1,345
Common stockholders' equity	14,409	13,575

Subtotal	15,754	14,920

Total Capital	$75,120	$71,406

(1)
Includes junior subordinated debentures of $1.2 billion and $1.0 billion at February 28, 2005 and November 30, 2004, respectively.

Our Total Capital increased 5% to $75.1 billion at February 28, 2005 compared with $71.4 billion at November 30, 2004. The increase in Total Capital primarily resulted from a net increase in long-term debt (including an increase in junior subordinated debentures of $225 million) and increased equity from the retention of earnings.

Total stockholders' equity plus junior subordinated debentures totaled $17.0 billion and $15.9 billion at February 28, 2005 and November 30, 2004, respectively. We believe total stockholders' equity plus junior subordinated debentures to be a more meaningful measure of our equity because the junior subordinated debentures are subordinated and have maturities at issuance of 49 years and we can defer interest payments for up to 20 consecutive quarters if the junior subordinated debentures are not in default. In addition, a leading rating agency views these securities as equity capital for purposes of calculating net leverage. See "Liquidity, Funding and Capital Resources—Balance Sheet and Financial Leverage" in this MD&A.

We actively manage long-term debt to minimize refinancing risk and investor concentration. We set limits for the amount maturing over any three, six and twelve month horizon at 10%, 15% and 25% of outstanding long-term debt, respectively—that is, $5.9 billion, $8.9 billion and $14.8 billion, respectively, at February 28, 2005. If we were to operate with debt above these levels, we would not include the additional amount as a source of cash capital. We seek to diversify our creditor base when issuing unsecured debt.

LEHMAN BROTHERS HOLDINGS INC.
Management's Discussion and Analysis of Financial Condition and Results of Operations

The quarterly long-term debt maturity schedule over the next five years at February 28, 2005 is as follows:

Long-Term Debt Maturity Profile

(1)
Extendibles are debt instruments with an extendible maturity date; i.e., unless debt holders instruct us to redeem their debt with at least a one-year notification period, the maturity date of these instruments is automatically extended. Extendibles are included in long-term debt if the earliest maturity date is at least one year away. Based on past experience, we expect the majority of these extendibles to remain outstanding beyond their earliest maturity date and "roll" through the long-term debt maturity profile.

During 2005, we issued $6.9 billion of long-term debt—$6.7 billion of Senior notes and $239 million of Subordinated indebtedness. These issuances were approximately $3.3 billion in excess of maturing long-term debt—$3.1 billion in excess of maturing Senior notes, and $239 million in excess of maturing Subordinated indebtedness. Long-term debt increased to $59.4 billion at February 28, 2005 from $56.5 billion at November 30, 2004 and had weighted-average maturities of 5.8 years and 5.2 years at February 28, 2005 and November 30, 2004, respectively.

Junior subordinated debentures.    We formed one trust in 2005 to which we issued $225 million of 6.24% junior subordinated debentures, maturing in 2054, which are redeemable beginning in 2010. See Note 6 to the Consolidated Financial Statements for additional information about these junior subordinated debentures.

In March 2005, Lehman Brothers UK Capital Funding LP, a U.K. limited partnership (the general partner of which is an indirect wholly owned subsidiary of Holdings), issued in aggregate €225 million fixed rate to Constant Maturity Swap-linked guaranteed non-voting non-cumulative perpetual preferred securities (the "Preferred Securities"). Distributions will accrue on the Preferred Securities at a rate of 6.625% per annum until March 30, 2007, and thereafter at a floating rate equal to the 10-year mid-swap rate in euros versus 6-month EURIBOR, plus 0.10%, subject to a maximum 8.00% per annum. The Preferred Securities are redeemable at par, at our option, on March 30, 2010 and annually thereafter, or upon the occurrence of certain tax or regulatory events. The Preferred Securities were issued with the benefit of a subordinated guarantee of Lehman Brothers Holdings plc, a U.K. finance company and an indirect wholly-owned subsidiary of Holdings. A corresponding €225 million principal amount of subordinated notes were issued by Lehman Brothers Holdings plc to Lehman Brothers UK Capital Funding LP. Lehman Brothers Holdings plc will use the proceeds to support the working capital needs of certain of our European subsidiaries, including LBIE, our U.K. broker-dealer. In certain circumstances (generally, the bankruptcy or receivership of Holdings or, if Holdings becomes subject to regulation relating to capital adequacy of financial institutions, Holdings having capital levels that are less than the minimum required), the general partner of Lehman

LEHMAN BROTHERS HOLDINGS INC.
Management's Discussion and Analysis of Financial Condition and Results of Operations

Brothers UK Capital Funding LP will be obliged to take all reasonable steps to cause the Preferred Securities to be substituted by fully-paid non-voting non-cumulative preferred stock issued directly by Holdings, bearing a right to dividends calculated in the same manner as the Preferred Securities and being subject to optional redemption in the same manner as the Preferred Securities (the "Substituted Preferred Stock"). The Preferred Securities have been accounted for in accordance with FIN 46R, which required us to deconsolidate Lehman Brothers UK Capital Funding LP and account for this transaction in the same manner as junior subordinated debentures. For a more complete description of the terms and conditions of the Preferred Securities and of the terms of the Substituted Preferred Stock, and conditions under which the Substituted Preferred Stock would be issued, see Holdings' Current Report on Form 8-K filed with the SEC on April 4, 2005.

Credit Facilities

We maintain a revolving credit agreement (the "Credit Agreement") with a syndicate of banks under which the banks have committed to provide up to $1.5 billion through April 2007. The Credit Agreement contains covenants that require, among other things, that we maintain a specified level of tangible net worth. We also maintain a $1.0 billion multi-currency unsecured committed revolving credit facility with a syndicate of banks for LBBAG (the "Facility"). The Facility has a term of three and a half years expiring on April 26, 2008. There were no borrowings outstanding under either the Credit Agreement or the Facility at February 28, 2005, although drawings were made under both and repaid from time to time during 2005.

Cash Flows

Cash and cash equivalents increased $491 million at February 28, 2005 compared with November 30, 2004, as net cash provided by financing activities of $3.4 billion exceeded net cash used in operating activities of $2.8 billion—attributable primarily to growth in securities and other financial instruments owned—coupled with net cash used in investing activities of $63 million. Cash and cash equivalents declined by $1.9 billion at February 29, 2004 compared with November 30, 2003, as net cash used in operating activities of $7.1 billion—primarily attributable to growth in secured financing activities—coupled with net cash used in investing activities of $328 million exceeded net cash provided by financing activities of $5.5 billion.

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

Our net assets increased $8.2 billion to $183.4 billion at February 28, 2005 compared with $175.2 billion at November 30, 2004, primarily due to increases in most asset classes included in Securities and other inventory positions. Our total assets increased $6.5 billion to $363.7 billion at February 28, 2005 compared with $357.2 billion at November 30, 2004, primarily due to an increase in net assets. However, we believe net assets is a more useful measure than total assets to investors when comparing companies in the securities industry because it excludes certain assets considered to have a low risk profile (including Cash and securities segregated and on deposit for regulatory and other purposes, Securities received as collateral, Securities purchased under agreements to resell and Securities borrowed) and Identifiable intangible assets and goodwill. This definition of net assets is used by many of our creditors and a leading rating agency to evaluate companies in the securities industry. Under this definition, net assets were computed as follows:

Net Assets

In millions	February 28, 2005	November 30, 2004

Total assets	$363,692	$357,168
Cash and securities segregated and on deposit for regulatory and other purposes	(4,278)	(4,085)
Securities received as collateral	(3,767)	(4,749)
Securities purchased under agreements to resell	(87,196)	(95,535)
Securities borrowed	(81,790)	(74,294)
Identifiable intangible assets and goodwill	(3,274)	(3,284)

Net assets	$183,387	$175,221

LEHMAN BROTHERS HOLDINGS INC.
Management's Discussion and Analysis of Financial Condition and Results of Operations

Our net assets consist primarily of inventory necessary to facilitate customer flow activities and, to a lesser degree, proprietary activities. As such, our mix of net assets is subject to change depending primarily on customer demand. In addition, due to the nature of our customer flow activities and based on our business outlook, the overall size of our balance sheet will fluctuate from time to time and, at specific points in time, may be higher than the year-end or quarter-end amounts. Our total and net assets at quarter ends were, on average, approximately 6% lower than amounts based on a monthly average over the four and eight quarters ended February 28, 2005.

Leverage Ratios.    Balance sheet leverage ratios are one measure used to evaluate the capital adequacy of a company. Our net leverage ratio declined slightly to 13.4x at February 28, 2005 from 13.9x at November 30, 2004 as we increased our tangible equity capital proportionately more than we increased our net assets. We believe net leverage based on net assets as defined above (which excludes certain assets considered to have a low risk profile and Identifiable intangible assets and goodwill) divided by tangible equity capital (Total stockholders' equity plus junior subordinated debentures less Identifiable intangible assets and goodwill), to be a more meaningful measure of leverage in evaluating companies in the securities industry than gross leverage. This definition of net leverage is used by many of our creditors and a leading rating agency. We believe tangible equity capital to be a more representative measure of our equity for purposes of calculating net leverage because we do not view the amount of equity used to support Identifiable intangible assets and goodwill as available to support our remaining net assets. Tangible equity capital and net leverage are computed as follows at February 28, 2005 and November 30, 2004:

Tangible Equity Capital and Net Leverage

In millions	February 28, 2005	November 30, 2004

Total stockholders' equity	$15,754	$14,920
Junior subordinated debentures (subject to limitation)(1)	1,225	1,000
Identifiable intangible assets and goodwill	(3,274)	(3,284)

Tangible equity capital	$13,705	$12,636

Net leverage	13.4x	13.9x

(1)
Under the definition of tangible equity capital used by a leading rating agency, the maximum equity credit given to junior subordinated debentures is 10% of tangible equity capital (junior subordinated debentures are included in the calculation to determine the limit).

Net assets, tangible equity capital and net leverage as presented above are not necessarily comparable to similarly-titled measures provided by other companies in the securities industry because of different methods of calculation.

Gross leverage ratio is calculated as total assets divided by total stockholders' equity. Our gross leverage ratios were 23.1x and 23.9x at February 28, 2005 and November 30, 2004, respectively.

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

The principal purposes of our stock repurchase program are to manage our equity capital relative to the growth of our business and our risk requirements, and to offset the dilutive effect of equity-based employee incentive programs. The repurchase program is effected through regular open-market purchases as well as through the acquisition of mature shares from employees upon stock option exercises and the withholding of shares for required tax withholding upon option exercises and conversion of restricted stock units to freely-tradeable common stock. During 2005, we repurchased approximately 8.6 million shares of our common stock at an aggregate cost of approximately $771 million, or $89.15 per share, as authorized by our Board of Directors.

We repurchase stock to offset the dilutive effect of equity-based employee incentive programs on earnings per share over time. When evaluating the net funding requirements of stock repurchases, we consider the cash outflows net of the proceeds received from employees upon the exercise of stock options, the incremental tax benefits from the issuance of stock-based awards and the value of employee services received—as represented by the amortization of deferred stock compensation—that will be settled by delivering shares of common stock instead of by paying cash.

For 2005, our Board of Directors has authorized the repurchase of up to approximately 65 million shares of our common stock. Of this amount, approximately 35 million shares were authorized for repurchase to offset dilution

LEHMAN BROTHERS HOLDINGS INC.
Management's Discussion and Analysis of Financial Condition and Results of Operations

due to employee stock plans in 2005, and up to an additional 30 million shares were authorized for repurchase in fiscal 2005, subject to market conditions, for the possible acceleration of 2006 requirements to offset dilution due to employee stock plans.

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

At February 28, 2005, we would have been required to post additional collateral pursuant to derivative contracts and other secured funding arrangements of approximately $228 million in the event we were to experience a downgrade of our senior debt rating of one notch and $610 million in the event we were to experience a downgrade of our senior debt rating of two notches.

At February 28, 2005, the short- and long-term debt ratings of Holdings and Lehman Brothers Inc. ("LBI") were as follows:

Credit Ratings

	Holdings				LBI
	Short- term		Long- term		Short- term		Long- term(1)

Dominion Bond Rating Service Limited	R-1 (middle	)	A (high	)	R-1 (middle	)	AA (low)(2)/A (high)
Fitch Ratings	F-1		A+		F-1		A+/A
Moody's Investors Service	P-1		A1		P-1		Aa3(2)/A1
Standard & Poor's	A-1		A		A-1		A+/A

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

In addition, our mortgage origination platforms make commitments to extend mortgage loans, and our Capital Markets businesses enter into secured financing commitments.

Lending-related commitments at February 28, 2005 were as follows:

		Amount of Commitment Expiration per Period
	Total Contractual Amount
In millions February 28, 2005		2005	2006	2007- 2008	2009- 2010	2011 and Later

High grade(1)	$10,894	$4,080	$936	$2,015	$3,720	$143
High yield(2)	3,344	334	304	985	1,027	694
Non-investment grade contingent acquisition facilities	2,456	1,861	595	—	—	—
Mortgage commitments	11,753	11,295	34	221	195	8
Secured lending transactions, including forward starting resale and repurchase agreements	84,373	81,245	1,387	629	170	942

(1)
We view our net credit exposure for high grade commitments, after consideration of hedges, to be $3.6 billion.

(2)
We view our net credit exposure for high yield commitments, after consideration of hedges, to be $2.6 billion.

See Note 7 to the Consolidated Financial Statements for additional information about our lending-related commitments.

Other Commitments and Guarantees

Other commitments and guarantees at February 28, 2005 were as follows:

		Amount of Commitment Expiration per Period
	Notional/ Maximum Payout
In millions February 28, 2005		2005	2006	2007- 2008	2009- 2010	2011 and Later

Derivative contracts(1)	$459,606	$98,568	$53,824	$76,895	$69,284	$161,035
Municipal-securities-related commitments	7,065	4,381	41	44	47	2,552
Other commitments with special purpose entities	6,178	3,565	171	702	684	1,056
Standby letters of credit	2,076	1,960	116	—	—	—
Private equity and other principal investment commitments	759	—	189	360	210	—

(1)
Fair value of these derivative contracts is a more relevant measure of these obligations because we believe the notional amount overstates the expected payout. At February 28, 2005, the fair value of these derivative contracts approximated $7.5 billion.

See Note 7 to the Consolidated Financial Statements for additional information about our other commitments and guarantees.

Off-Balance-Sheet Arrangements

In the normal course of business we engage in a variety of off-balance-sheet arrangements.

Derivatives.    In the normal course of business we enter into derivative transactions both in a trading capacity and as an end-user. Derivatives often are referred to as off-balance-sheet instruments because neither their notional amounts nor the underlying instruments are reflected as assets or liabilities in our Consolidated Statement of Financial Condition. Instead, the market or fair values related to the derivative transactions are reported in the Consolidated Statement of Financial Condition as assets or liabilities in Derivatives and other contractual

LEHMAN BROTHERS HOLDINGS INC.
Management's Discussion and Analysis of Financial Condition and Results of Operations

agreements, as applicable. See Notes 1, 3, and 7 to the Consolidated Financial Statements for additional information about our accounting policies and our Trading-Related Derivative Activities.

Special purpose entities.    In the normal course of business, we establish special purpose entities ("SPEs"), sell assets to SPEs, transact derivatives with SPEs, own securities or residual interests in SPEs, and provide liquidity or other guarantees for SPEs. See Notes 1, 4 and 7 to the Consolidated Financial Statements for additional information about our involvement with SPEs.

Other off-balance-sheet activities.    In the ordinary course of business we enter into various other types of off-balance-sheet arrangements. See Note 7 to the Consolidated Financial Statements for additional information about our lending-related commitments and other commitments and guarantees.

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

While risk cannot be eliminated it can be mitigated to the greatest extent possible through a strong internal control environment. Essential in our approach to risk management is a strong internal control environment with multiple overlapping and reinforcing elements. We have developed policies and procedures to identify, measure, and monitor the risks involved in our global trading, brokerage and investment banking activities. Our approach applies analytical procedures overlaid with sound practical judgment working proactively with the business areas before transactions occur to ensure appropriate risk mitigants are in place.

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

See "Critical Accounting Policies and Estimates—Derivatives and other contractual agreements" in this MD&A and Note 3 to the Consolidated Financial Statements for additional information about net credit exposure on OTC derivative contracts.

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

Value at Risk

Value at risk (VaR) measures the potential mark-to-market loss over a specified time horizon and is expressed at a given confidence level. We report an "empirical" VaR calculated based upon the distribution of actual trading revenue. We consider VaR based on net revenue volatility to be a comprehensive risk measurement tool as it incorporates virtually all of our trading activities and types of risk including market, credit and event risks. The table below presents VaR for each component of risk using historical daily net trading revenues. Under this method, we estimate a reporting daily VaR using actual daily net trading revenues over the previous 250 trading days. Such VaR is measured as the loss, relative to the median daily trading net revenue, at a 95% confidence level.

LEHMAN BROTHERS HOLDINGS INC.
Management's Discussion and Analysis of Financial Condition and Results of Operations

Value at Risk—Revenue Volatility

			Quarter Ended
			February 28, 2005			November 30, 2004
	February 28, 2005	November 30, 2004
In millions			Average	High	Low	Average	High	Low

Interest rate risk	$23.2	$22.0	$22.3	$23.2	$21.9	$21.8	$22.3	$20.9
Equity price risk	11.2	11.0	11.1	11.3	11.0	10.6	11.0	10.3
Foreign exchange risk	2.3	2.8	2.8	3.0	2.3	2.8	2.9	2.7
Diversification benefit	(6.7)	(7.9)	(7.1)			(7.8)

Total	$30.0	$27.9	$29.1	$30.0	$27.9	$27.4	$28.9	$26.3

VaR based on net revenue volatility is just one tool we use in evaluating firmwide risk. Another risk measurement tool is a model-based approach, using end of day positions, and modeling market risk, counterparty credit risk and event risk. Using this model-based approach, our average firmwide risk in the first quarter of 2005 remained virtually unchanged versus the fourth quarter of 2004, with an increase in market risk offset by a decrease in event risk.

The market risk component of the model-based risk measurement approach is based on an historical simulation VaR, using end-of-day positions to determine the revenue loss at a 95% confidence level over a one day time horizon. Specifically, the historical simulation approach involves constructing a distribution of hypothetical daily changes in the value of our financial instruments, based on risk factors embedded in the current portfolio and historical observations of daily changes in these risk factors. VaR based on this approach was $30.9 million at February 28, 2005, compared with $29.6 million as of November 30, 2004.

Implicit in an historical simulation VaR methodology is that positions will have offsetting risk characteristics, referred to as diversification benefit. We measure the diversification benefit within our portfolio of financial instruments by historically simulating how the positions in our current portfolio would have behaved in relation to each other (as opposed to utilizing a static estimate of a diversification benefit which remains relatively constant from period to period). Thus, from time-to-time there will be changes in our historical simulation VaR due to changes in the diversification benefit across our portfolio of financial instruments. During the quarter, we saw a reduction in the diversification benefit across interest rate products, which resulted in the average historical simulation VaR increasing to $42.1 million in the first quarter of 2005, up from $29.6 million in the fourth quarter of 2004.

As there is no uniform industry methodology for estimating VaR, different assumptions and methodologies could produce materially different results and therefore caution should be utilized when comparing such risk measures across firms. We believe our methods and assumptions utilized in these calculations to be reasonable and prudent.

Distribution of Daily Net Revenues

Substantially all of our inventory positions are marked-to-market daily with changes recorded in net revenues. The following chart sets forth the frequency distribution for daily net revenues for our Capital Markets and Investment Management business segments (excluding asset management fees) for 2005 and 2004.

As discussed throughout this MD&A, we seek to reduce risk through the diversification of our businesses and a focus on customer flow activities. This diversification and focus, combined with our risk management controls and processes, helps mitigate the net revenue volatility inherent in our trading activities. Although historical performance is not necessarily indicative of future performance, we believe our focus on business diversification and customer flow activities should continue to reduce the volatility of future net trading revenues.

LEHMAN BROTHERS HOLDINGS INC.
Management's Discussion and Analysis of Financial Condition and Results of Operations

Average Daily Trading Net Revenues

In both 2005 and 2004, daily trading net revenues did not exceed losses of $10 million on any single day.

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

When evaluating the extent to which estimates may be required in determining the fair values of assets and liabilities reflected in our financial statements, we believe it is useful to analyze the balance sheet as shown in the following table:

LEHMAN BROTHERS HOLDINGS INC.
Management's Discussion and Analysis of Financial Condition and Results of Operations

Summary Balance Sheet

In millions	February 28, 2005

Assets
Securities and other inventory positions owned	$152,963	42%
Securities received as collateral	3,767	1
Collateralized agreements	168,986	46
Receivables and other assets	34,702	10
Identifiable intangible assets and goodwill	3,274	1

Total assets	$363,692	100%

Liabilities and Stockholders' Equity
Securities and other inventory positions sold but not yet purchased	$97,209	27%
Obligation to return securities received as collateral	3,767	1
Collateralized financing	130,707	36
Payables and other accrued liabilities	56,889	15
Total capital	75,120	21

Total liabilities and stockholders' equity	$363,692	100%

The majority of our assets and liabilities are recorded at amounts for which significant management estimates are not used. The following balance sheet categories, comprising 56% of total assets and 72% of total liabilities and equity, are valued either at historical cost or at contract value (including accrued interest) which, by their nature, do not require the use of significant estimates: Collateralized agreements, Receivables and other assets, Collateralized financing, Payables and other accrued liabilities and Total capital. Securities received as collateral and Obligation to return securities received as collateral are recorded at fair value, but due to their offsetting nature do not result in fair value estimates affecting the Consolidated Statement of Income. Securities and other inventory positions owned and Securities and other inventory positions sold but not yet purchased (long and short inventory positions, respectively), are recorded at market or fair value, the components of which may require, to varying degrees, the use of estimates in determining fair value.

When evaluating the extent to which management estimates may be used in determining the fair value for long and short inventory, we believe it is useful to consider separately derivatives and cash instruments.

Derivatives and other contractual agreements.    The fair values of derivative assets and liabilities at February 28, 2005 were $19.1 billion and $16.3 billion, respectively (see Note 3 to the Consolidated Financial Statements). Included within these amounts were exchange-traded derivative assets and liabilities of $3.2 billion and $3.5 billion, respectively, for which fair value is determined based on quoted market prices. The fair values of our OTC derivative assets and liabilities at February 28, 2005 were $15.9 billion and $12.8 billion, respectively.

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

Mortgages, mortgage-backed and real estate inventory positions.    Mortgages and mortgage-backed positions include mortgage loans (both residential and commercial) and non-agency mortgage-backed securities. We are a market leader in mortgage-backed securities trading. We originate residential and commercial mortgage loans as an extension of our securitization activities. In 2005 we originated approximately $20.2 billion of residential mortgage loans and we securitized approximately $29.2 billion of residential mortgage loans, including both originated loans and those we acquired in the secondary market. See Note 4 to the Consolidated Financial Statements for additional information about our securitization activities. We record mortgage loans at fair value, with related mark-to-market gains and losses recognized in Principal transactions in the Consolidated Statement of Income.

Management estimates generally are not required in determining the fair value of residential mortgage loans because these positions are securitized frequently. Certain commercial mortgage loans and investments, due to their less liquid nature, may require management estimates in determining fair value. Fair value for these positions is generally based on analyses of both cash flow projections and underlying property values. We use independent appraisals to support our assessment of the property in determining fair value for these positions. Fair value for approximately $4.0 billion and $3.8 billion at February 28, 2005 and November 30, 2004, respectively, of our total mortgage loan inventory is determined using the above valuation methodologies, which may involve the use of significant estimates. Because a portion of these assets has been financed on a non-recourse basis, our net investment position is limited to $3.1 billion and $2.9 billion at February 28, 2005 and November 30, 2004, respectively.

We invest in real estate through direct investments in equity and debt. We record real estate held for sale at the lower of cost or fair value. The assessment of fair value generally requires the use of management estimates and generally is based on property appraisals provided by third parties and also incorporates an analysis of the related property cash flow projections. We had real estate investments of approximately $10.8 billion and $10.7 billion at February 28, 2005 and November 30, 2004, respectively. Because a significant portion of these assets has been financed on a non-recourse basis, our net investment position was limited to $4.5 billion and $4.1 billion at February 28, 2005 and November 30, 2004, respectively.

High yield.    We underwrite, invest and make markets in high yield corporate debt securities. We also syndicate, trade and invest in loans to below-investment-grade-rated companies. For purposes of this discussion, high yield debt instruments are defined as securities of or loans to companies rated BB+ or lower or equivalent ratings by recognized credit rating agencies, as well as non-rated securities or loans that, in management's opinion, are non-investment grade. Non-investment grade securities generally involve greater risks than investment grade securities due to the issuer's creditworthiness and the lower liquidity of the market for such securities. In addition, these issuers generally have relatively higher levels of indebtedness resulting in an increased sensitivity to adverse economic conditions. We recognize these risks and seek to reduce market and credit risk through the diversification of our products and counterparties. High yield debt instruments are carried at fair value, with unrealized gains and losses reflected in Principal transactions in the Consolidated Statement of Income. Such instruments at February 28, 2005 and November 30, 2004 included long positions with an aggregate fair value of approximately $5.2 billion and $4.5 billion and short positions with an aggregate fair value of approximately $0.7 billion and $0.6 billion, respectively. At February 28, 2005 and November 30, 2004, the largest industry concentrations were 24% and 17%, respectively, categorized within the transportation and warehousing and manufacturing industrial classifications, respectively. The largest geographic concentrations were 68% and 54%, respectively, in the United States at both

LEHMAN BROTHERS HOLDINGS INC.
Management's Discussion and Analysis of Financial Condition and Results of Operations

dates. The majority of these positions are valued using broker quotes or listed market prices. However, at February 28, 2005 and November 30, 2004, approximately $640 million and $650 million, respectively, of these positions were valued using other valuation techniques because there was little or no trading activity. In such instances, we use prudent judgment in determining fair value, which may involve using analyses of credit spreads associated with pricing of similar instruments, or other valuation techniques. We mitigate our aggregate and single-issuer net exposure through the use of derivatives, non-recourse financing and other financial instruments.

Private equity and other principal investments.    Our Private Equity business operates in five major asset classes: Merchant Banking, Real Estate, Venture Capital, Fixed Income Related Investments and Private Funds Investments. We have raised privately-placed funds in all of these classes, for which we act as general partner and in which we have general and in some cases limited partner interests. In addition, we generally co-invest in the investments made by the funds or may make other non-fund-related direct investments. We carry our private equity investments, including our general and limited partnership interests, at fair value. At February 28, 2005 and November 30, 2004, our private equity related investments totaled $1.7 billion and $1.5 billion, respectively. The real estate industry represented the highest concentrations at 35% and 25% at February 28, 2005 and November 30, 2004, respectively, and the largest single-investment exposures were $120 million and $101 million, at those respective dates. In addition to our private equity investments we held approximately $78 million and $85 million in energy-related principal investments at February 28, 2005 and November 30, 2004, respectively.

The determination of fair value for these investments often requires the use of estimates and assumptions because these investments generally are less liquid and often contain trading restrictions. At February 28, 2005 and November 30, 2004, we estimate that approximately $300 million and $229 million, respectively, of these investments have readily determinable fair values because they are publicly-traded securities with limited remaining trading restrictions. For the remainder of these positions, fair value is based on our assessment of the underlying investments incorporating valuations that consider expected cash flows, earnings multiples and/or comparisons to similar market transactions. Valuation adjustments, which may involve the use of significant management estimates, are an integral part of pricing these instruments, reflecting consideration of credit quality, concentration risk, sale restrictions and other liquidity factors. Additional information about our private equity and other principal investment activities, including related commitments, can be found in Note 7 to the Consolidated Financial Statements.

Non-investment grade retained interests.    We held approximately $0.8 billion and $0.9 billion of non-investment grade retained interests at February 28, 2005 and November 30, 2004, respectively. Because these interests primarily represent the junior interests in securitizations for which there are not active trading markets, estimates generally are required in determining fair value. We value these instruments using prudent estimates of expected cash flows and consider the valuation of similar transactions in the market. See Note 4 to the Consolidated Financial Statements for additional information about the effect of adverse changes in assumptions on the fair value of these interests.

Identifiable Intangible Assets and Goodwill

Determining the fair values and useful lives of certain assets acquired and liabilities assumed in business acquisitions—intangible assets in particular—requires significant judgment. In addition, we are required to assess for impairment goodwill and other intangible assets with indefinite lives at least annually using fair value measurement techniques. Periodically estimating the fair value of a reporting unit and intangible assets with indefinite lives involves significant judgment and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant effect on whether or not an impairment charge is recognized and the magnitude of such a charge. We completed our last goodwill impairment test as of August 31, 2004, and no impairment was identified.

Real Estate Reconfiguration Charges

In connection with our decision to reconfigure certain of our global real estate facilities, we recognized real estate reconfiguration charges in 2004, 2003 and 2002. The recognition of these charges required significant management estimates including estimates of the vacancy periods prior to subleasing, the anticipated rates of subleases, and the amounts of incentives (e.g., free rent periods) that may be required to induce sub-lessees. See Note 11 to the Consolidated Financial Statements for additional information about the real estate reconfiguration charges.

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

Accounting and Regulatory Developments

In December 2004 the FASB issued SFAS 123R. We must adopt SFAS 123R by our 2005 fourth quarter. SFAS 123R requires public companies to recognize expense in the income statement for the grant-date fair value of awards of equity instruments to employees. Expense is to be recognized over the period during which employees are required to provide service. SFAS 123R also clarifies and expands the guidance in SFAS 123 in several areas, including measuring fair value and attributing compensation cost to reporting periods. For periods before the required effective date, companies may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by SFAS 123. Under the modified prospective transition method we expect to apply, compensation cost is recognized after the date of adoption for the portion of outstanding awards granted prior to the adoption of SFAS 123 for which service has not yet been rendered. We do not expect adoption of SFAS 123R will have a negative effect on our results of operations and financial condition, and we expect to adopt SFAS 123R in our 2005 fourth quarter.

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

In June 2004 the Securities and Exchange Commission (the "SEC") approved a rule establishing a voluntary framework for comprehensive, group-wide risk management procedures and consolidated supervision of certain financial services holding companies. The framework is designed to minimize the duplicative regulatory burdens on U.S. securities firms resulting from the European Union (the "EU") Directive (2002/87/EC) concerning the supplementary supervision of financial conglomerates active in the EU. The rule also would allow LBI to use an alternative method, based on internal models, to calculate net capital charges for market and derivative-related credit risk. Under this rule, the SEC has the authority to regulate the holding company and any unregulated affiliate of a registered broker-dealer, including subjecting the holding company to capital requirements generally consistent with the International Convergence of Capital Measurement and Capital Standards published by the Basel Committee on Banking Supervision. We began the application process with the SEC in early 2005 for permission to operate under the rule. We cannot predict the effect these changes will have on our businesses; however, compliance with consolidated supervision and the imposition of revised capital standards could affect our decisions with respect to raising and using capital.

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

LEHMAN BROTHERS HOLDINGS INC.
PART I—FINANCIAL INFORMATION

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

The information under the caption "Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management" in this Report is incorporated herein by reference.

ITEM 4. Controls and Procedures

Our management, with the participation of the Chairman and Chief Executive Officer and the Chief Financial Officer of Holdings (its principal executive officer and principal financial officer, respectively), evaluated our disclosure controls and procedures as of the end of the fiscal quarter covered by this Report.

Based on that evaluation, the Chairman and Chief Executive Officer and the Chief Financial Officer have concluded that, as of the end of the fiscal quarter covered by this Report, our disclosure controls and procedures are effective to ensure that information required to be disclosed by Holdings in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by Holdings in such reports is accumulated and communicated to our management, including the Chairman and Chief Executive Officer and the Chief Financial Officer of Holdings, as appropriate to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

LEHMAN BROTHERS HOLDINGS INC.
PART II—OTHER INFORMATION

ITEM 1. Legal Proceedings

See Part I, Item 3, "Legal Proceedings," in the Form 10-K for a complete description of certain proceedings previously reported by us, including those listed below; only significant subsequent developments in such proceedings are described below. Capitalized terms used in this Item that are defined in the Form 10-K have the meanings ascribed to them in the Form 10-K.

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

Although there can be no assurance as to the ultimate outcome, we generally have denied, or believe we have a meritorious defense and will deny, liability in all significant cases pending against us, including the matters described below and in the Form 10-K, and we intend to defend vigorously each such case. Based on information currently available and established reserves, we believe that the eventual outcome of the actions against us, including the matters described below and in the Form 10-K, will not, in the aggregate, have a material adverse effect on our consolidated financial position or cash flows but may be material to our operating results for any particular period, depending on the level of our income for such period.

Mutual Fund Related Litigation    (reported in the Form 10-K) In re Excelsior, Federated and Scudder.    In March 2005 the claims against Holdings were dismissed without prejudice by agreement of the parties and order of the Maryland District Court. The claims against LBI remain.

WorldCom Litigation    (reported in the Form 10-K) In re WorldCom Inc.    Securities Litigation. In March 2005, LBI entered into a Stipulation of Settlement to settle the class action in the New York District Court for $62.7 million, which is subject to final court approval. This settlement does not affect the other actions described in the Form 10-K.

LEHMAN BROTHERS HOLDINGS INC.
PART II—OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information with respect to purchases made by or on behalf of Holdings or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended), of our common stock during the quarter ended February 28, 2005.

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Month # 1
(December 1—December 31, 2004)	2,614,449	$86.15	2,614,449	62,385,551	(2)
Month # 2
(January 1—January 31, 2005)	2,799,912	88.59	2,799,912	59,585,639
Month # 3
(February 1—February 28, 2005)	3,228,928	92.06	3,228,928	56,356,711

Total, December 1, 2004—February 28, 2005	8,643,289	$89.15	8,643,289	56,356,711

(1)
The information in this column includes shares of common stock withheld in satisfaction of the exercise price of stock options and tax withholding obligations upon option exercises and conversion of restricted stock units (collectively, "Offset Shares") as follows: 800,849 in December 2004, 569,709 in January 2005 and 672,731 in February 2005.

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

For more information about the Program and employee stock plans, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity, Funding and Capital Resources—Stock Repurchase Program" in Part I, Item 2, of this Report and Notes 13 and 16 of Notes to Consolidated Financial Statements in Part II, Item 8, and "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" in Part III, Item 12, of the Form 10-K.

LEHMAN BROTHERS HOLDINGS INC.
PART II—OTHER INFORMATION

ITEM 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of Holdings was held on April 5, 2005.

The stockholders voted on proposals (1) to elect three Class I Directors, (2) to ratify the appointment of Ernst & Young LLP as independent auditors for the 2005 fiscal year and (3) to approve the 2005 Stock Incentive Plan. The stockholders also acted on a shareholder proposal related to the compensation of Holdings' Chief Executive Officer.

All nominees for election to the board were elected to serve until the Annual Meeting in 2008, and until their respective successors are elected and qualified. The terms of the Class II Directors (Roger S. Berlind, Marsha Johnson Evans, Sir Christopher Gent and Dina Merrill) and Class III Directors (Thomas H. Cruikshank, Henry Kaufman and John D. Macomber) continue until the Annual Meetings in 2007 and 2006, respectively, and until their respective successors are elected and qualified. The stockholders ratified the appointment of the independent auditors and approved the 2005 Stock Incentive Plan. The shareholder proposal was not adopted.

The number of votes cast for, against or withheld, and the number of abstentions and broker non-votes with respect to each proposal, is set forth below:

Proposal	For	Against/ Withheld	Abstain	Broker Non-Votes

Election of Directors
Michael L. Ainslie	242,451,370	4,848,663	*	*
John F. Akers	235,280,074	12,019,959	*	*
Richard S. Fuld, Jr.	241,035,544	6,264,489	*	*
Ratification of the appointment of the independent auditors	240,922,668	4,842,394	1,534,971	*
Approval of the 2005 Stock Incentive Plan	125,525,085	98,732,231	1,888,907	21,153,810
Shareholder proposal regarding CEO compensation	12,227,232	211,432,790	2,486,201	21,153,810

*
Not applicable

ITEM 5. Other Information

As discussed in Part II, Item 4, "Submission of Matters to a Vote of Security Holders," on April 5, 2005, the stockholders of Holdings approved the 2005 Stock Incentive Plan. For a description of the terms and conditions of the 2005 Stock Incentive Plan, see "Description of the 2005 Stock Incentive Plan" under "Proposal 3—Approval of the 2005 Stock Incentive Plan" in Holdings' Definitive Proxy Statement for its 2005 Annual Meeting of Stockholders, which description is incorporated herein by reference. A copy of the 2005 Stock Incentive Plan is also filed as Appendix B to Holdings' Definitive Proxy Statement for its 2005 Annual Meeting of Stockholders.

On April 5, 2005, upon the recommendation of the Compensation Committee, the Board of Directors changed Holdings' compensation of its non-management Directors to increase the annual cash retainer to $75,000. Additional information concerning the compensation for non-management Directors is filed as Exhibit 10.02 to this Report.

LEHMAN BROTHERS HOLDINGS INC.
PART II—OTHER INFORMATION

ITEM 6. Exhibits

The following exhibits are filed as part of (or are furnished with, as indicated below) this Quarterly Report or, where indicated, were heretofore filed and are hereby incorporated by reference:

3.01
Restated Certificate of Incorporation of the Registrant dated May 27, 1994 (incorporated by reference to Exhibit 3.1 to the Registrant's Transition Report on Form 10-K for the eleven months ended November 30, 1994)

3.02
Certificate of Designations with respect to the Registrant's 5.94% Cumulative Preferred Stock, Series C (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the SEC on May 13, 1998)

3.03
Certificate of Designations with respect to the Registrant's 5.67% Cumulative Preferred Stock, Series D (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed with the SEC on July 23, 1998)

3.04
Certificate of Designations with respect to the Registrant's Fixed/Adjustable Rate Cumulative Preferred Stock, Series E (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed with the SEC on March 30, 2000)

3.05
Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, dated April 9, 2001 (incorporated by reference to Exhibit 3.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended February 28, 2001)

3.06
Certificate of Designations with respect to the Registrant's 6.50% Cumulative Preferred Stock, Series F (incorporated by reference to Exhibit 4.01 to the Registrant's Current Report on Form 8-K filed with the SEC on August 26, 2003)

3.07
Certificate of Designations with respect to the Registrant's Floating Rate Cumulative Preferred Stock, Series G (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the SEC on January 30, 2004)

3.08
Certificate of Increase of the Registrant's Floating Rate Cumulative Preferred Stock, Series G (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the SEC on August 16, 2004)

3.09
By-Laws of the Registrant, amended as of October 22, 2002 (incorporated by reference to Exhibit 3.06 to the Registrant's Annual Report on Form 10-K for the fiscal year ended November 30, 2002)

10.01
Lehman Brothers Holdings Inc. 2005 Stock Incentive Plan (incorporated by reference to Appendix B to the Registrant's Definitive Proxy Statement for its 2005 Annual Meeting of Stockholders)

10.02
Compensation for Non-Management Directors of the Registrant (filed herewith)

11.01
Computation of Per Share Earnings (omitted in accordance with section (b)(11) of Item 601 of Regulation S-K; the calculation of per share earnings is set forth in Part I, Item 1, in Note 8 to the Consolidated Financial Statements (Earnings Per Common Share))

12.01
Computation of Ratios of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends (filed herewith)

15.01
Letter of Ernst & Young LLP regarding Unaudited Interim Financial Information (filed herewith)

31.01
Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) (filed herewith)

31.02
Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) (filed herewith)

32.01
Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Enacted by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith) (This certification is being furnished and shall not be deemed "filed" with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the

    Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.)

32.02
Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Enacted by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith) (This certification is being furnished and shall not be deemed "filed" with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.)

LEHMAN BROTHERS HOLDINGS INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

LEHMAN BROTHERS HOLDINGS INC. (Registrant)
Date: April 11, 2005	By:	/s/ Christopher M. O'Meara Chief Financial Officer, Controller and Executive Vice President (principal financial and accounting officer)

LEHMAN BROTHERS HOLDINGS INC.

EXHIBIT INDEX

Exhibit No.	Exhibit
10.02	Compensation for Non-Management Directors of the Registrant
12.01	Computation of Ratios of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends
15.01	Letter of Ernst & Young LLP regarding Unaudited Interim Financial Information
31.01	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a)
31.02	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a)
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Enacted by Section 906 of the Sarbanes-Oxley Act of 2002
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Enacted by Section 906 of the Sarbanes-Oxley Act of 2002

QuickLinks

LEHMAN BROTHERS HOLDINGS INC. FORM 10-Q FOR THE QUARTER ENDED FEBRUARY 28, 2005 CONTENTS
AVAILABLE INFORMATION
LEHMAN BROTHERS HOLDINGS INC. PART I—FINANCIAL INFORMATION
LEHMAN BROTHERS HOLDINGS INC. CONSOLIDATED STATEMENT of INCOME (Unaudited)
LEHMAN BROTHERS HOLDINGS INC. CONSOLIDATED STATEMENT of FINANCIAL CONDITION (Unaudited)
LEHMAN BROTHERS HOLDINGS INC. CONSOLIDATED STATEMENT of CASH FLOWS (Unaudited)
LEHMAN BROTHERS HOLDINGS INC. Notes to Consolidated Financial Statements
LEHMAN BROTHERS HOLDINGS INC. Notes to Consolidated Financial Statements (Unaudited)
Report of Independent Registered Public Accounting Firm
LEHMAN BROTHERS HOLDINGS INC. PART I—FINANCIAL INFORMATION
Contents
LEHMAN BROTHERS HOLDINGS INC. Management's Discussion and Analysis of Financial Condition and Results of Operations
LEHMAN BROTHERS HOLDINGS INC. Management's Discussion and Analysis of Financial Condition and Results of Operations
LEHMAN BROTHERS HOLDINGS INC. PART I—FINANCIAL INFORMATION
LEHMAN BROTHERS HOLDINGS INC. PART II—OTHER INFORMATION
SIGNATURE
EXHIBIT INDEX