Form 10-Q
period 2005-08-31
LEHMAN BROTHERS HOLDINGS INC
filed 2005-10-11
CIK 806085

Use these links to rapidly review the document
TABLE OF CONTENTS
LEHMAN BROTHERS HOLDINGS INC. Notes to Consolidated Financial Statements (Unaudited)
LEHMAN BROTHERS HOLDINGS INC. PART I—FINANCIAL INFORMATION

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2005
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-9466

Lehman Brothers Holdings Inc.
(Exact name of registrant as specified in its charter)

Delaware	13-3216325
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
745 Seventh Avenue, New York, NY	10019
(Address of principal executive offices)	(Zip Code)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of September 30, 2005, 267,908,943 shares of the Registrant's Common Stock, par value $0.10 per share, were outstanding.

[This page intentionally left blank.]

LEHMAN BROTHERS HOLDINGS INC.

FORM 10-Q

FOR THE QUARTER ENDED AUGUST 31, 2005

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

Holdings' public internet site is http://www.lehman.com. Holdings makes available free of charge through its internet site, via a link to the SEC's internet site at http://www.sec.gov, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the SEC. Holdings also makes available through its internet site, via a link to the SEC's internet site, statements of beneficial ownership of Holdings' equity securities filed by its directors, officers, 10%-or-greater shareholders and others under Section 16 of the Exchange Act.

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

LEHMAN BROTHERS HOLDINGS INC.
PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

LEHMAN BROTHERS HOLDINGS INC.
CONSOLIDATED STATEMENT of INCOME
(Unaudited)

	Three Months Ended August 31,		Nine Months Ended August 31,
In millions, except per share data	2005	2004	2005	2004

Revenues
Principal transactions	$2,085	$1,217	$5,924	$4,435
Investment banking	815	526	2,077	1,580
Commissions	420	348	1,252	1,145
Interest and dividends	5,078	2,769	13,416	7,682
Asset management and other	241	191	696	562

Total revenues	8,639	5,051	23,365	15,404
Interest expense	4,787	2,428	12,425	6,711

Net revenues	3,852	2,623	10,940	8,693

Non-Interest Expenses
Compensation and benefits	1,906	1,306	5,415	4,329
Technology and communications	217	195	612	550
Brokerage and clearance fees	127	114	376	337
Occupancy	122	107	364	313
Professional fees	72	74	203	191
Business development	56	56	170	155
Other	59	48	188	160
Real estate reconfiguration charge	—	—	—	19

Total non-interest expenses	2,559	1,900	7,328	6,054

Income before taxes and dividends on trust preferred securities	1,293	723	3,612	2,639
Provision for income taxes	414	218	1,175	831
Dividends on trust preferred securities	—	—	—	24

Net income	$879	$505	$2,437	$1,784

Net income applicable to common stock	$864	$487	$2,383	$1,732

Earnings per common share
Basic	$3.10	$1.79	$8.54	$6.29
Diluted	2.94	1.71	8.11	5.94
Dividends paid per common share	0.20	0.16	0.60	0.48

See Notes to Consolidated Financial Statements.

LEHMAN BROTHERS HOLDINGS INC.
CONSOLIDATED STATEMENT of FINANCIAL CONDITION
(Unaudited)

In millions	August 31, 2005	November 30, 2004

Assets
Cash and cash equivalents	$4,293	$5,440
Cash and securities segregated and on deposit for regulatory and other purposes	4,531	4,085
Securities and other inventory positions owned (includes $36,930 in 2005 and $27,418 in 2004 pledged as collateral)	166,762	144,468
Securities received as collateral	5,419	4,749
Collateralized agreements:
Securities purchased under agreements to resell	98,855	95,535
Securities borrowed	78,020	74,294
Receivables:
Brokers, dealers and clearing organizations	3,816	3,400
Customers	11,674	13,241
Others	1,256	2,122
Property, equipment and leasehold improvements (net of accumulated depreciation and amortization of $1,413 in 2005 and $1,187 in 2004)	2,893	2,988
Other assets	3,514	3,562
Identifiable intangible assets and goodwill (net of accumulated amortization of $246 in 2005 and $212 in 2004)	3,262	3,284

Total assets	$384,295	$357,168

See Notes to Consolidated Financial Statements.

LEHMAN BROTHERS HOLDINGS INC.
CONSOLIDATED STATEMENT of FINANCIAL CONDITION—(Continued)
(Unaudited)

In millions, except share and per share data	August 31, 2005	November 30, 2004

Liabilities and Stockholders' Equity
Commercial paper and short-term debt	$3,627	$2,857
Securities and other inventory positions sold but not yet purchased	97,171	96,281
Obligation to return securities received as collateral	5,419	4,749
Collateralized financing:
Securities sold under agreements to repurchase	114,176	105,956
Securities loaned	12,746	14,158
Other secured borrowings	16,477	11,621
Payables:
Brokers, dealers and clearing organizations	2,476	1,705
Customers	43,082	37,824
Accrued liabilities and other payables	9,867	10,611
Long-term debt:
Senior notes	59,285	53,561
Subordinated notes	1,836	1,925
Junior subordinated notes	1,799	1,000

Total long-term debt	62,920	56,486

Total liabilities	367,961	342,248
Commitments and contingencies
Stockholders' Equity
Preferred stock	1,095	1,345
Common stock, $0.10 par value; Shares authorized: 600,000,000 in 2005 and 2004; Shares issued: 302,383,535 in 2005 and 297,796,197 in 2004; Shares outstanding: 269,349,288 in 2005 and 274,159,411 in 2004	30	30
Additional paid-in capital	6,263	5,865
Accumulated other comprehensive income (net of tax)	(15)	(19)
Retained earnings	11,448	9,240
Other stockholders' equity, net	1,179	741
Common stock in treasury, at cost: 33,034,247 shares in 2005 and 23,636,786 shares in 2004	(3,666)	(2,282)

Total stockholders' equity	16,334	14,920

Total liabilities and stockholders' equity	$384,295	$357,168

See Notes to Consolidated Financial Statements.

LEHMAN BROTHERS HOLDINGS INC.
CONSOLIDATED STATEMENT of CASH FLOWS
(Unaudited)

	Nine Months Ended August 31,
In millions	2005	2004

Cash Flows From Operating Activities
Net income	$2,437	$1,784
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	318	319
Tax benefit from the delivery of stock-based awards	393	239
Amortization of deferred stock compensation	514	415
Real estate reconfiguration charge	—	19
Other adjustments	23	70
Net change in:
Cash and securities segregated and on deposit for regulatory and other purposes	(446)	(1,700)
Securities and other inventory positions owned	(24,105)	(12,719)
Resale agreements, net of repurchase agreements	4,900	1,617
Securities borrowed, net of securities loaned	(5,138)	(21,871)
Other secured borrowings	4,856	(1,485)
Receivables from brokers, dealers and clearing organizations	(416)	2,441
Receivables from customers	1,567	(2,314)
Securities and other inventory positions sold but not yet purchased	578	17,377
Payables to brokers, dealers and clearing organizations	771	1,662
Payables to customers	5,258	6,548
Accrued liabilities and other payables	(744)	(848)
Other operating assets and liabilities, net	1,022	(299)

Net cash used in operating activities	(8,212)	(8,745)

Cash Flows From Financing Activities
Derivative contracts with a financing element	312	239
Issuance (payments) of commercial paper and short-term debt, net	770	(5)
Issuance of senior notes	17,193	13,462
Principal payments of senior notes	(9,705)	(7,933)
Issuance of subordinated and junior subordinated notes	844	423
Principal payments of subordinated and junior subordinated notes	(110)	(974)
Issuance of common stock	215	108
Purchase of treasury stock	(2,469)	(1,763)
Issuance of treasury stock	788	359
Issuance of preferred stock	—	300
Purchase and retirement of preferred stock	(250)	—
Dividends paid	(229)	(193)

Net cash provided by financing activities	7,359	4,023

Cash Flows From Investing Activities
Purchase of property, equipment and leasehold improvements, net	(294)	(262)
Business acquisitions, net of cash acquired	—	(106)

Net cash used in investing activities	(294)	(368)

Net change in cash and cash equivalents	(1,147)	(5,090)
Cash and cash equivalents, beginning of period	5,440	7,922

Cash and cash equivalents, end of period	$4,293	$2,832

Supplemental Disclosure of Cash Flow Information (in millions):
Interest paid totaled $12,631 and $6,822 in 2005 and 2004, respectively.
Income taxes paid totaled $511 and $606 in 2005 and 2004, respectively.

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

These Consolidated Financial Statements are prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC") with respect to Form 10-Q and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Pursuant to such rules and regulations, certain footnote disclosures that normally are required under generally accepted accounting principles are omitted. These Consolidated Financial Statements and notes should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto (the "2004 Consolidated Financial Statements") included in Holdings' Annual Report on Form 10-K for the fiscal year ended November 30, 2004 (the "Form 10-K"). The Consolidated Statement of Financial Condition at November 30, 2004 included in this Form 10-Q for the quarter ended August 31, 2005 was derived from the 2004 Consolidated Financial Statements.

The Consolidated Financial Statements are prepared in conformity with generally accepted accounting principles, which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management estimates are required in determining the valuation of inventory positions, particularly over-the-counter ("OTC") derivatives, certain high-yield positions, private equity and other principal investments, certain non-investment-grade retained interests, certain commercial mortgage loans and certain investments in real estate. Additionally, significant management estimates are required in assessing the realizability of deferred tax assets, the outcome of litigation, determining the allocation of the cost of acquired businesses to identifiable intangible assets and goodwill and determining the real estate reconfiguration charges. Management believes the estimates used in preparing the financial statements are reasonable and prudent. Actual results could differ from these estimates.

The nature of our business is such that the results of any interim period may vary significantly from quarter to quarter and may not be indicative of the results to be expected for the fiscal year. Certain prior period amounts reflect reclassifications to conform to the current period's presentation.

Consolidation Accounting Policies

Operating companies.    Financial Accounting Standards Board ("FASB") Interpretation No. 46(R), "Consolidation of Variable Interest Entities (revised December 2003)—an interpretation of ARB No. 51," ("FIN 46R"), defines the criteria necessary to be considered an operating company (i.e., a voting-interest entity) for which the consolidation accounting guidance of Statement of Financial Accounting Standards ("SFAS") No. 94, "Consolidation of All Majority-Owned Subsidiaries," ("SFAS 94") should be applied. As required by SFAS 94, we consolidate operating companies in which we have a controlling financial interest. The usual condition for a controlling financial interest is ownership of a majority of the voting interest. FIN 46R defines operating companies as businesses that have sufficient legal equity to absorb the entities' expected losses (presumed to require minimum 10% equity) and, in each case, for which the equity holders have substantive voting rights and participate substantively in the gains and losses of such entities. Operating companies in which we exercise significant influence but do not control are accounted for under the equity method. Significant influence generally is deemed to exist when we own 20% to 50% of the voting equity of a corporation, or when we hold at least 3% of a limited partnership interest.

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

A QSPE generally can be described as an entity whose permitted activities are limited to passively holding financial assets and distributing cash flows to investors based on pre-set terms. Our primary involvement with SPEs relates to securitization transactions in which transferred assets, including mortgages, loans, receivables and other assets, are sold to an SPE that qualifies as a QSPE under SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140"). Such transferred assets are repackaged into securities (i.e., securitized). In accordance with this guidance, we recognize transfers of financial assets as sales provided control has been relinquished. Control is deemed to be relinquished only when all of the following conditions have been met: (i) the assets have been isolated from the transferor, even in bankruptcy or other receivership (true-sale opinions are required); (ii) the transferee has the right to pledge or exchange the assets received and (iii) the transferor has not maintained effective control over the transferred assets (e.g., a unilateral ability to repurchase a unique or specific asset). In accordance with SFAS 140 we do not consolidate QSPEs. Rather, we recognize only our retained interests in the QSPEs, if any. We account for such retained interests at fair value with changes in fair value reported in earnings.

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

Investment advisory fees.    Investment advisory fees are recorded as earned. Generally, high-net-worth and institutional clients are charged or billed quarterly based on the account's net asset value at the beginning of a quarter. Investment advisory and administrative fees earned from our mutual fund business (the "Funds") are charged monthly to the Funds based on average daily net assets under management. In certain circumstances, we receive incentive fees when the return on assets under management exceeds specified benchmarks. Such incentive

LEHMAN BROTHERS HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)

fees generally are based on investment performance over a twelve-month period and are not subject to adjustment after the measurement period ends. Accordingly, such incentive fees are recognized when the measurement period ends and are recorded in Asset management and other in the Consolidated Statement of Income.

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

Derivatives are recorded at market or fair value in the Consolidated Statement of Financial Condition on a net-by-counterparty basis when a legal right of offset exists and are netted across products when such provisions are stated in the master netting agreement. Cash collateral received is netted on a counterparty basis, provided legal right of offset exists. Derivatives often are referred to as off-balance-sheet instruments because neither their notional amounts nor the underlying instruments are reflected as assets or liabilities of the Company. Instead, the market or fair values related to the derivative transactions are reported in the Consolidated Statement of Financial Condition as assets or liabilities, in Derivatives and other contractual agreements, as applicable. Margin on futures contracts is included in receivables and payables from/to brokers, dealers and clearing organizations, as applicable. Changes in fair values of derivatives are recorded in Principal transactions in the Consolidated Statement of Income. Market or fair value generally is determined either by quoted market prices (for exchange-traded futures and options) or pricing models (for swaps, forwards and options). Pricing models use a series of market inputs to determine the present value of future cash flows with adjustments, as required, for credit risk and liquidity risk. Credit-related valuation adjustments incorporate historical experience and estimates of expected losses. Additional valuation adjustments may be recorded, as deemed appropriate, for new or complex products or for positions with significant concentrations. These adjustments are integral components of the mark-to-market process.

We follow Emerging Issues Task Force ("EITF") Issue No. 02-3, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved In Energy Trading and Risk Management Activities,"

LEHMAN BROTHERS HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)

("EITF 02-3") when marking to market our derivative contracts. Under EITF 02-3, recognition of a trading profit at inception of a derivative transaction is prohibited unless the fair value of that derivative is obtained from a quoted market price, supported by comparison to other observable market transactions or based on a valuation technique incorporating observable market data. Subsequent to the transaction date, we recognize trading profits in the period in which the valuation of such instrument becomes observable.

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

Securities Received as Collateral and Obligation to Return Securities Received as Collateral

When we act as the lender in a securities-lending agreement and we receive securities that can be pledged or sold as collateral, we recognize in the Consolidated Statement of Financial Condition an asset, representing the securities received (Securities received as collateral) and a liability, representing the obligation to return those securities (Obligation to return securities received as collateral).

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

LEHMAN BROTHERS HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)

Other secured borrowings.    Other secured borrowings principally reflects non-recourse financing, and is recorded at contractual amounts plus accrued interest.

Long-Lived Assets

Property, equipment and leasehold improvements are recorded at historical cost, net of accumulated depreciation and amortization. Depreciation is recognized using the straight-line method over the estimated useful lives of the assets. Buildings are depreciated up to a maximum of 40 years. Leasehold improvements are amortized over the lesser of their useful lives or the terms of the underlying leases, ranging up to 30 years. Equipment, furniture and fixtures are depreciated over periods of up to 15 years. Internal-use software that qualifies for capitalization under AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," is capitalized and subsequently amortized over the estimated useful life of the software, generally three years, with a maximum of seven years. We review long-lived assets for impairment periodically and whenever events or changes in circumstances indicate the carrying amounts of the assets may be impaired. If the expected future undiscounted cash flows are less than the carrying amount of the asset, an impairment loss would be recognized to the extent the carrying value of such asset exceeded its fair value.

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

Equity-Based Compensation

SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") established financial accounting and reporting standards for equity-based employee and non-employee compensation. SFAS 123 permits companies to account for equity-based employee compensation using the intrinsic-value method prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25"), or using the fair-value method prescribed by SFAS 123. Through November 30, 2003, we followed APB 25 and its related interpretations to account for equity-based employee compensation. Accordingly, no compensation expense was recognized for stock option awards because the exercise price equaled or exceeded the market value of our common stock on the grant date. Compensation expense for restricted stock units is recognized over the relevant stated vesting periods of the awards.

Beginning in 2004, we adopted the fair-value method of accounting for equity-based employee awards using the prospective transition method permitted by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" ("SFAS 148"). Under this method of transition, compensation expense is recognized based on the fair value of stock options and restricted stock units granted for 2004 and future years over the related service periods. Stock options granted for the years ended November 30, 2003 and before continue to be accounted for under APB 25. See "Accounting Developments" below for a discussion of SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which the FASB issued in December 2004.

Our equity-based employee award plans provide for the accrual of non-cash dividend equivalents on outstanding restricted stock units. These dividend equivalents on restricted stock units are charged to retained earnings as declared.

LEHMAN BROTHERS HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)

The following table illustrates the effect on net income and earnings per share for the three and nine months ended August 31, 2005 and 2004, if the fair-value-based retroactive method prescribed by SFAS 123 had been applied to all awards granted prior to fiscal year 2004.

Pro Forma Net Income and Earnings per Share

	Three Months Ended August 31,		Nine Months Ended August 31,
In millions, except per share data	2005	2004	2005	2004

Net income, as reported	$879	$505	$2,437	$1,784
Add: stock-based employee compensation expense included in reported net income, net of related tax effect	88	79	298	241
Deduct: stock-based employee compensation expense determined under the fair-value-based method for all awards, net of related tax effect	(107)	(119)	(354)	(362)

Pro forma net income	$860	$465	$2,381	$1,663

Earnings per share:
Basic, as reported	$3.10	$1.79	$8.54	$6.29
Basic, pro forma	3.03	1.64	8.34	5.85
Diluted, as reported	2.94	1.71	8.11	5.94
Diluted, pro forma	2.90	1.58	7.97	5.59

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

Income Taxes

We account for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"). We recognize the current and deferred tax consequences of all transactions that have been recognized in the financial statements using the provisions of the enacted tax laws. Deferred tax assets are recognized for temporary differences that will result in deductible amounts in future years and for tax loss carry-forwards. We record a valuation allowance to reduce deferred tax assets to an amount that more likely than not will be realized. Deferred tax liabilities are recognized for temporary differences that will result in taxable income in future years. Contingent liabilities related to income taxes are recorded when probable and reasonably estimable in accordance with SFAS No. 5, "Accounting for Contingencies."

Cash Equivalents

Cash equivalents include highly-liquid investments not held for resale with maturities of three months or less when we acquire them.

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

Accounting Developments

In December 2004 the FASB issued SFAS 123R, which we must adopt by December 1, 2005. SFAS 123R requires public companies to recognize expense in the income statement for the grant-date fair value of awards of equity instruments to employees. Expense is to be recognized over the period during which employees are required to

LEHMAN BROTHERS HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)

provide service. SFAS 123R also clarifies and expands the guidance in SFAS 123 in several areas, including measuring fair value and attributing compensation cost to reporting periods. For periods before the required effective date, companies may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro-forma disclosures required by SFAS 123 for those periods. Under the modified prospective transition method we expect to apply, compensation cost is recognized for the portion of outstanding awards granted prior to the adoption of SFAS 123 for which service has not yet been rendered. We are evaluating the provisions of SFAS 123R and their effect on our consolidated financial statements. We expect to adopt SFAS 123R on December 1, 2005.

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

Note 2 Securities and Other Inventory Positions

Securities and other inventory positions consist of the following:

Securities and Other Inventory Positions

			Sold But Not Yet Purchased
In millions August 31 and November 30	Owned
	2005	2004	2005	2004

Mortgages, mortgage-backed and real estate inventory positions	$60,529	$43,831	$179	$246
Government and agencies	27,715	29,829	54,164	46,697
Derivatives and other contractual agreements	17,937	17,459	16,774	15,242
Corporate debt and other	26,968	24,948	5,694	10,988
Corporate equities	29,715	26,772	20,026	23,019
Certificates of deposit and other money market instruments	3,898	1,629	334	89

	$166,762	$144,468	$97,171	$96,281

At August 31, 2005 and November 30, 2004, Securities and other inventory positions owned included approximately $10.1 billion and $10.7 billion, respectively, of real estate held for sale. Our net investment position in this real estate, after giving effect to non-recourse financing, was approximately $5.4 billion and $4.1 billion at August 31, 2005 and November 30, 2004, respectively.

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

LEHMAN BROTHERS HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)

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

The following table presents the fair value of derivatives at August 31, 2005 and November 30, 2004. Assets included in the table represent unrealized gains, net of unrealized losses, for situations in which we have a master netting agreement. Similarly, liabilities represent net amounts owed to counterparties. The fair value of assets/liabilities related to derivative contracts at August 31, 2005 and November 30, 2004 represents our net receivable/payable for derivative financial instruments before consideration of securities collateral. Included within the $17.9 billion fair value of assets at August 31, 2005 was $1.9 billion related to exchange-traded option and warrant contracts. Included within the $17.5 billion fair value of assets at November 30, 2004 was $3.4 billion related to exchange-traded option and warrant contracts.

Fair Value of Derivatives and Other Contractual Agreements

	August 31, 2005		November 30, 2004
In millions	Assets	Liabilities	Assets	Liabilities

Interest rate, currency and credit default swaps and options (including caps, collars and floors)	$10,089	$9,217	$7,927	$6,664
Foreign exchange forward contracts and options	2,152	2,082	2,155	2,494
Other fixed income securities contracts (including TBAs and forwards)	1,477	589	1,633	275
Equity contracts (including equity swaps, warrants and options)	4,219	4,886	5,744	5,809

	$17,937	$16,774	$17,459	$15,242

The primary difference in risks between OTC and exchange-traded contracts is credit risk. OTC contracts contain credit risk for unrealized gains, net of collateral, from various counterparties for the duration of the contract. With respect to OTC contracts, we view our net credit exposure to be $10.8 billion at August 31, 2005 and $11.3 billion at November 30, 2004, respectively, representing the fair value of OTC contracts in an unrealized gain position, after consideration of collateral. Counterparties to our OTC derivative products primarily are U.S. and foreign banks, securities firms, corporations, governments and their agencies, finance companies, insurance companies, investment companies and pension funds. Collateral held related to OTC contracts generally consists of U.S. government and federal agency securities.

Presented below is an analysis of net credit exposure at August 31, 2005 for OTC contracts based on actual ratings made by external rating agencies or by equivalent ratings established and used by our Credit Risk Management Department.

Net Credit Exposure

		August 31, 2005
Counterparty Risk Rating	S&P/Moody's Equivalent	Less than 1 Year	1-5 Years	5-10 Years	Greater than 10 Years	Total	November 30, 2004

iAAA	AAA/Aaa	5%	4%	2%	6%	17%	15%
iAA	AA/Aa	7	5	6	10	28	37
iA	A/A	12	7	6	12	37	31
iBBB	BBB/Baa	3	3	1	7	14	12
iBB	BB/Ba	1	—	1	1	3	4
iB or lower	B/B1 or lower	—	—	1	—	1	1

		28%	19%	17%	36%	100%	100%

LEHMAN BROTHERS HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)

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

Securities and other inventory positions owned include U.S. government and agency securities and securities issued by non-U.S. governments which, in the aggregate, represented 7% and 8% of total assets at August 31, 2005 and November 30, 2004, respectively. In addition, collateral held for resale agreements represented approximately 26% and 27% of total assets at August 31, 2005 and November 30, 2004, respectively, and primarily consisted of securities issued by the U.S. government, federal agencies or non-U.S. governments. Our most significant industry concentration is financial institutions, which includes other brokers and dealers, commercial banks and institutional clients. This concentration arises in the normal course of business.

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

At August 31, 2005 and November 30, 2004, we had approximately $0.8 billion and $0.9 billion, respectively, of non-investment-grade retained interests from our securitization activities (primarily junior security interests in securitizations). We record inventory positions held prior to securitization, including residential and commercial loans, at fair value, as well as any retained interests post-securitization. Mark-to-market gains or losses are recorded in Principal transactions in the Consolidated Statement of Income. Fair value is determined based on listed market prices, if available. When market prices are not available, fair value is determined based on valuation pricing models that take into account relevant factors such as discount, credit and prepayment assumptions, and also consider comparisons to similar market transactions.

The table below presents the financial assets securitized, together with cash flows received from securitization trusts in which we owned retained interests at the end of the periods, for the nine months ended August 31, 2005 and 2004; and the fair value of retained interests, the key economic assumptions used in measuring the fair value of retained interests and the sensitivity of the fair value of the retained interests to immediate 10% and 20% adverse changes in the valuation assumptions at August 31, 2005 and November 30, 2004.

LEHMAN BROTHERS HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)

Securitization Activity

Dollars in millions	Residential Mortgages	Commercial Mortgages	Municipal and Other Asset- Backed	Residential Mortgages	Commercial Mortgages	Municipal and Other Asset- Backed

	August 31, 2005			November 30, 2004
Non-investment-grade retained interests (in billions)	$0.6	$—	$0.2	$0.5	$0.1	$0.3
Weighted-average life (years)	4	—	16	5	1	7
Average CPR(1)	30.6	—	4.6	33.0	—	3.5
Credit loss assumption	0.1%-14.4%	—	0.1%-4.0%	0.5%-9.0%	0%-1.2%	1.0%-4.0%
Weighted-average discount rate	17%	—	5%	24%	15%	3%
Prepayment speed:
Effect of a 10% adverse change	$3	$—	$—	$4	$—	$—
Effect of a 20% adverse change	$7	$—	$—	$11	$—	$—
Assumed credit losses:
Effect of a 10% adverse change	$16	$—	$7	$13	$—	$7
Effect of a 20% adverse change	$33	$—	$14	$28	$4	$14
Discount rate:
Effect of a 10% adverse change	$22	$—	$20	$16	$2	$26
Effect of a 20% adverse change	$41	$—	$40	$28	$3	$52

Nine months ended August 31,	2005			2004
Financial assets securitized (in billions)	$93.9	$9.4	$5.0	$92.1	$6.0	$9.1
Cash flows received on retained interests (in millions)	$110	$—	$59	$136	$6	$78

(1)
Constant prepayment rate.

The sensitivity analysis is hypothetical and should be used with caution because the stresses are performed without considering the effect of hedges, which serve to reduce our actual risk. In addition, these results are calculated by stressing a particular economic assumption independent of changes in any other assumption (as required by U.S. generally accepted accounting principles); in reality, changes in one factor often result in changes in another factor (for example, changes in discount rates often will affect expected prepayment speeds). Further, changes in fair value based on a 10% or 20% variation in an assumption should not be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear.

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

A CDO transaction involves the purchase by an SPE of a diversified portfolio of securities and/or loans that are then managed by an independent asset manager. Interests in the SPE (debt and equity) are sold to third-party investors. Our primary role is limited to acting as structuring and placement agent, warehouse provider, underwriter and market maker in the related CDO securities. In a typical CDO, at the direction of a third-party asset manager, we temporarily will warehouse securities or loans on our balance sheet pending the sale to the SPE once the permanent financing is completed in the capital markets. At August 31, 2005 and November 30, 2004, we owned approximately $59 million and $114 million, respectively, of equity securities in CDOs. Because our investments do not represent a majority of any CDO equity class, we are not deemed the primary beneficiary of the CDOs and therefore we do not consolidate such SPEs.

LEHMAN BROTHERS HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)

We are a dealer in credit default swaps and, as such, we make a market in buying and selling credit protection on single issuers as well as on portfolios of credit exposures. One of the mechanisms we use to mitigate credit risk is to enter into default swaps with SPEs, in which we purchase default protection. In these transactions, the SPE issues credit-linked notes to investors and uses the proceeds to invest in high-quality collateral. We pay a premium to the SPE for assuming credit risk under the default swap. Third-party investors in these SPEs are subject to default risk associated with the referenced obligations under the default swap as well as the credit risk of the assets held by the SPE. These default swaps are secured by the value of the underlying investment-grade collateral held by the SPEs that, for non-consolidated transactions, totaled $5.1 billion and $4.4 billion at August 31, 2005 and November 30, 2004, respectively. Our maximum loss associated with our involvement with such non-consolidated credit-linked-note transactions is the fair value of our credit default swaps with such SPEs, which amounted to $134 million and $110 million at August 31, 2005 and November 30, 2004, respectively. Because the results of our expected loss calculations generally demonstrate the investors in the SPE bear a majority of the entity's expected losses (because the investors assume default risk associated with both the reference portfolio and the SPE's assets), we generally are not deemed to be the primary beneficiary of these transactions and therefore do not consolidate such SPEs. However, in certain credit default transactions, generally when we participate in the fixed interest rate risk associated with the underlying collateral through an interest rate swap, we are deemed to be the primary beneficiary of such transactions and therefore have consolidated the SPEs. At August 31, 2005 and November 30, 2004 we consolidated approximately $0.5 billion and $0.7 billion, respectively, of such credit default transactions.

We also invest in real estate directly, through controlled subsidiaries and through variable interest entities. We consolidate our investments in variable interest entities when we are deemed to be the primary beneficiary. See Note 2 to the Consolidated Financial Statements for a discussion of our real-estate-related investments. In addition, we enter into other transactions with SPEs designed to meet customers' investment and/or funding needs. See Note 7 to the Consolidated Financial Statements for additional information about these transactions and SPE-related commitments.

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

At August 31, 2005 and November 30, 2004, the fair value of securities received as collateral and securities and other inventory positions owned that have not been sold, repledged or otherwise encumbered totaled approximately $88 billion and $90 billion, respectively. At August 31, 2005 and November 30, 2004, the gross fair value of securities received as collateral that we were permitted to sell or repledge was approximately $550 billion and $524 billion, respectively. Of this collateral, approximately $521 billion and $487 billion at August 31, 2005 and November 30, 2004, respectively, has been sold or repledged, generally as collateral under repurchase agreements or to cover securities and other inventory positions sold but not yet purchased. Included in the $521 billion and the $487 billion at August 31, 2005 and November 30, 2004, respectively, were pledged securities, primarily fixed income, having a market value of approximately $80 billion and $91 billion, respectively, as collateral for securities borrowed having a market value of approximately $79 billion and $90 billion, respectively.

We also pledge our own assets, primarily to collateralize certain financing arrangements. These pledged securities, where the counterparty has the right, by contract or custom, to rehypothecate the financial instruments are classified as Securities and other inventory positions owned, pledged as collateral, in the Consolidated Statement of Financial Condition as required by SFAS 140.

The carrying value of Securities and other inventory positions owned that have been pledged or otherwise encumbered to counterparties where those counterparties do not have the right to sell or repledge was approximately $52 billion and $47 billion at August 31, 2005 and November 30, 2004, respectively.

LEHMAN BROTHERS HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)

Note 6 Long-Term Debt and Preferred Stock

Long-term debt increased to $62.9 billion at August 31, 2005 from $56.5 billion at November 30, 2004 and had weighted-average maturities of 5.9 years and 5.2 years at August 31, 2005 and November 30, 2004, respectively. Senior notes increased to $59.3 billion at August 31, 2005 from $53.6 billion at November 30, 2004, Subordinated notes declined to $1.8 billion at August 31, 2005 from $1.9 billion at November 30, 2004 and Junior subordinated notes increased to $1.8 billion at August 31, 2005 from $1.0 billion at November 30, 2004. For additional information about payments and maturities of Long-term debt, see the Consolidated Statement of Cash Flows.

Junior Subordinated Notes

In January 2005, Lehman Brothers Holdings Capital Trust VI (the "Capital Trust") sold 9 million shares of 6.24% Preferred Securities, Series N, liquidation amount $25.00 per share. A corresponding $225 million principal amount of junior subordinated notes were issued by Holdings to the Trust, which are classified in Junior subordinated notes in the Consolidated Statement of Financial Condition. The Series N Preferred Securities have a mandatory redemption date of January 18, 2054 and may be redeemed at our option in whole or in part on or after January 18, 2010.

In March 2005, Lehman Brothers UK Capital Funding LP, a UK limited partnership (the general partner of which is an indirect wholly-owned subsidiary of Holdings), issued in aggregate €225 million non-voting non-cumulative perpetual preferred securities (the "Preferred Securities"). A corresponding €225 million principal amount of subordinated notes, which are classified in Junior subordinated notes in the Consolidated Statement of Financial Condition, were issued by Lehman Brothers Holdings Plc to Lehman Brothers UK Capital Funding LP. The Preferred Securities have no mandatory redemption date but may be redeemed at our option in whole or in part on March 30, 2010 and annually thereafter.

In August 2005, Lehman Brothers Holdings E-Capital Trust I (the "ECAPS Trust") issued $300 million aggregate liquidation amount of Floating Rate Enhanced Capital Advantaged Preferred Securities (the "ECAPS"), which represent preferred undivided beneficial ownership interests in the assets of the ECAPS Trust. The assets of the ECAPS Trust consist solely of LLC preferred securities (the "LLC preferred securities"), representing the preferred interests in Lehman Brothers Holdings E-Capital LLC I (the "LLC"). The ECAPS Trust and LLC will dissolve no later than August 19, 2065. The LLC initially will have no assets other than Holdings' $300 million floating rate subordinated debenture due 2035 (the "Debenture"), which is included in Junior subordinated notes in the Consolidated Statement of Financial Condition, and certain U.S. government obligations and commercial paper of entities not affiliated with us. The LLC preferred securities will be redeemable by the LLC, in whole or in part, from time to time on or after August 19, 2010.

The proceeds of the Junior subordinated note issuances were used for general corporate purposes. We accounted for these transactions in accordance with FIN 46R and, accordingly, did not consolidate the Capital Trust, the UK limited partnership, the ECAPS Trust or the LLC. For more complete descriptions of the terms and conditions of these transactions, see Holdings' Current Reports on Form 8-K filed with the SEC on January 18, 2005, April 4, 2005 and August 18, 2005.

Preferred Stock

On May 31, 2005, we redeemed all of our issued and outstanding 50,000 shares of Fixed/Adjustable Rate Cumulative Preferred Stock, Series E, par value $1.00 per share, at a redemption price of $5,000 per share ($250 million in the aggregate), together with accumulated and unpaid dividends to the redemption date.

Note 7 Commitments and Contingencies

In the normal course of business we enter into various commitments and guarantees, including lending commitments to high-grade and high-yield borrowers, private equity investment commitments, liquidity commitments and other guarantees. In all instances, we mark to market these commitments and guarantees with changes in fair value recognized in Principal transactions in the Consolidated Statement of Income.

LEHMAN BROTHERS HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)

Lending—Related Commitments

The following table summarizes lending-related commitments at August 31, 2005 and November 30, 2004:

	Amount of Commitment Expiration per Period					Total Contractual Amount
In millions	2005	2006	2007- 2008	2009- 2010	2011 and Later	August 31, 2005	November 30, 2004

High grade(1)	$378	$2,171	$2,848	$7,469	$637	$13,503	$10,677
High yield(2)	476	592	1,418	1,948	1,237	5,671	4,438
Investment-grade contingent acquisition facilities	1,341	2,275	—	—	—	3,616	1,475
Non-investment-grade contingent acquisition facilities	1,058	4,579	—	—	—	5,637	4,244
Mortgage commitments	11,324	46	320	620	—	12,310	12,835
Secured lending transactions, including forward starting resale and repurchase agreements	74,040	10,985	751	144	1,178	87,098	105,879

(1)
We view our net credit exposure for high-grade commitments, after consideration of hedges, to be $5.5 billion and $4.1 billion at August 31, 2005 and November 30, 2004, respectively.
(2)
We view our net credit exposure for high-yield commitments, after consideration of hedges, to be $4.6 billion and $3.5 billion at August 31, 2005 and November 30, 2004, respectively.

High grade and high yield.    Through our high-grade and high-yield sales, trading and underwriting activities, we make commitments to extend credit in loan syndication transactions. We use various hedging and funding strategies to actively manage our market, credit and liquidity exposures on these commitments. We do not believe total commitments necessarily are indicative of actual risk or funding requirements because the commitments may not be drawn or fully used and such amounts are reported before consideration of hedges. These commitments and any related drawdowns of these facilities typically have fixed maturity dates and are contingent on certain representations, warranties and contractual conditions applicable to the borrower. We define high-yield (non-investment-grade) exposures as securities of or loans to companies rated BB+ or lower or equivalent ratings by recognized credit rating agencies, as well as non-rated securities or loans that, in management's opinion, are non-investment grade. We had commitments to investment-grade borrowers of $13.5 billion ($5.5 billion after consideration of credit risk hedges) and $10.7 billion ($4.1 billion after consideration of credit risk hedges) at August 31, 2005 and November 30, 2004, respectively. We had commitments to non-investment-grade borrowers of $5.7 billion ($4.6 billion after consideration of credit risk hedges) and $4.4 billion ($3.5 billion after consideration of credit risk hedges) at August 31, 2005 and November 30, 2004, respectively.

Contingent acquisition facilities.    From time to time we provide contingent commitments to investment- and non-investment-grade counterparties related to acquisition financing. Our expectation is, and our past practice has been, to distribute our obligations under these commitments to third parties through loan syndications, if closed, consistent with our credit facilitation framework. We do not believe these commitments are necessarily indicative of our actual risk because the borrower may not complete a contemplated acquisition or, if the borrower completes the acquisition, it often will raise funds in the capital markets instead of drawing on our commitment. Additionally, in most cases, the borrower's ability to draw is subject to there being no material adverse change in market conditions or the borrower's financial condition, among other factors. These commitments also generally contain certain flexible pricing features to adjust for changing market conditions prior to closing. We provided contingent commitments to investment-grade counterparties related to acquisition financing of approximately $3.6 billion and $1.5 billion at August 31, 2005 and November 30, 2004, respectively. In addition, we provided contingent commitments to non-investment-grade counterparties related to acquisition financing of approximately $5.6 billion and $4.2 billion at August 31, 2005 and November 30, 2004, respectively.

Mortgage commitments.    Through our mortgage banking platforms we make commitments to extend mortgage loans. We use various hedging and funding strategies to actively manage our market, credit and liquidity exposures on these commitments. We do not believe total commitments necessarily are indicative of actual risk or funding requirements because the commitments may not be drawn or fully used and such amounts are reported before consideration of hedges. At August 31, 2005 and November 30, 2004 we had outstanding mortgage commitments of

LEHMAN BROTHERS HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)

approximately $12.3 billion and $12.8 billion, respectively, substantially all of which were residential mortgage commitments. These commitments require us to originate mortgage loans at the option of a borrower generally within 90 days at fixed interest rates. We sell mortgage loans, once originated, primarily through securitization. During the nine months ended August 31, 2005 and 2004 we originated ourselves or sourced through our origination channels approximately $65.5 billion and $46.8 billion, respectively, of residential mortgage loans. We substantially mitigate interest rate risk on these loan commitments consistent with our global risk management policies. See Note 4 to the Consolidated Financial Statements for additional information about our securitization activities.

Secured lending transactions.    In connection with our financing activities, we had outstanding commitments under certain collateralized lending arrangements of approximately $6.8 billion and $5.3 billion at August 31, 2005 and November 30, 2004, respectively. These commitments require borrowers to provide acceptable collateral, as defined in the agreements, when amounts are drawn under the lending facilities. Advances made under these lending arrangements typically are at variable interest rates and generally provide for over-collateralization. In addition, at August 31, 2005, we had commitments to enter into forward starting, secured resale and repurchase agreements, primarily secured by government and government agency collateral of $49.0 billion and $31.3 billion, respectively, compared with $55.0 billion and $45.6 billion, respectively, at November 30, 2004.

Other Commitments and Guarantees

The following table summarizes other commitments and guarantees at August 31, 2005 and November 30, 2004:

	Amount of Commitment Expiration per Period					Notional/Maximum Amount
In millions	2005	2006	2007- 2008	2009- 2010	2011 and Later	August 31, 2005	November 30, 2004

Derivative contracts	$68,439	$86,134	$107,217	$94,403	$176,228	$532,421	$470,641
Municipal-securities-related commitments	485	39	44	46	2,546	3,160	7,179
Other commitments with special purpose entities	3,134	—	94	127	3,105	6,460	5,261
Standby letters of credit	1,171	787	—	—	—	1,958	1,703
Private equity and other principal investment commitments	161	266	377	126	—	930	695

Derivative contracts.    In accordance with FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), we disclose certain derivative contracts meeting the FIN 45 definition of a guarantee. Under FIN 45, derivative contracts are considered to be guarantees if such contracts require us to make payments to counterparties based on changes in an underlying instrument or index (e.g., security prices, interest rates, and currency rates) and include written credit default swaps, written put options, written foreign exchange options and written interest rate caps and floors. Derivative contracts are not considered guarantees if such contracts are cash settled and we have no basis to determine whether it is probable the derivative counterparty held the related underlying instrument at the inception of the contract. We have determined these conditions have been met for certain large financial institutions. Accordingly, when these conditions are met, we do not include such derivatives in our guarantee disclosures. At August 31, 2005 and November 30, 2004, the maximum payout value of derivative contracts deemed to meet the FIN 45 definition of a guarantee was approximately $532 billion and $471 billion, respectively. For purposes of determining maximum payout, notional values are used; however, we believe the fair value of these contracts is a more relevant measure of these obligations because we believe the notional amounts greatly overstate our expected payout. At August 31, 2005 and November 30, 2004, the fair value of such derivative contracts approximated $10.3 billion and $9.0 billion, respectively. In addition, all amounts included above are before consideration of hedging transactions. We substantially mitigate our risk on these contracts through hedges, using other derivative contracts and/or cash instruments. We manage risk associated with derivative guarantees consistent with our global risk management policies. We record derivative contracts, including those considered to be guarantees, at fair value with related gains and losses recognized in Principal transactions in the Consolidated Statement of Income.

Municipal-securities-related commitments.    At August 31, 2005 and November 30, 2004, we had liquidity commitments to QSPEs of approximately $3.2 billion and $7.2 billion, respectively, related to trust certificates issued to investors backed by investment-grade municipal securities. We believe our liquidity commitments to these

LEHMAN BROTHERS HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)

trusts involve a low level of risk because our obligations generally expire within one year, are supported by investment-grade securities and generally cease if the underlying assets are downgraded below investment grade or default. In certain instances, we also provide credit default protection to investors in such QSPEs, which approximated $0.4 billion at both August 31, 2005 and November 30, 2004.

Other commitments with SPEs.    In addition to the municipal-securities-related commitments, we make certain liquidity commitments and guarantees associated with other VIEs. We provided liquidity commitments of approximately $1.9 billion and $1.0 billion at August 31, 2005 and November 30, 2004, respectively, which represented our maximum exposure to loss, to commercial paper conduits in support of certain clients' secured financing transactions. However, we believe our actual risk to be limited because such liquidity commitments are supported by overcollateralization with investment-grade collateral.

In addition, we provide limited downside protection guarantees to investors in certain VIEs. In such instances, we provide investors a guaranteed return of their initial principal investment. Our maximum exposure to loss under such commitments was approximately $3.4 billion and $2.9 billion at August 31, 2005 and November 30, 2004, respectively. We believe our actual risk to be limited because our obligations are collateralized by the VIEs' assets and contain significant constraints under which such downside protection will be available (e.g., the VIE is required to liquidate assets in the event certain loss levels are triggered).

We also provided guarantees totaling $1.2 billion and $1.4 billion at August 31, 2005 and November 30, 2004, respectively, of the collateral in a multi-seller conduit backed by short-term commercial paper assets. This commitment is intended to provide us with access to contingent liquidity of $1.2 billion and $1.4 billion at August 31, 2005 and November 30, 2004, respectively, in the event we have greater-than-anticipated draws under our lending commitments.

Standby letters of credit.    At August 31, 2005 and November 30, 2004, we were contingently liable for $2.0 billion and $1.7 billion, respectively, of letters of credit primarily used to provide collateral for securities and commodities borrowed and to satisfy margin deposits at option and commodity exchanges.

Private equity and other principal investments.    At August 31, 2005 and November 30, 2004, we had private equity and other principal investment commitments of approximately $930 million and $695 million, respectively.

Other guarantees.    In the normal course of business we provide guarantees to securities clearinghouses and exchanges. These guarantees generally are required under the standard membership agreements such that members are required to guarantee the performance of other members. To mitigate these performance risks the exchanges and clearinghouses often require members to post collateral. Our obligations under such guarantees could exceed the collateral amounts posted; however, the potential for us to be required to make payments under such guarantees is deemed remote. In connection with certain asset sales and securitization transactions, we often make representations and warranties about the assets conforming to specified guidelines. If it is later determined the underlying assets fail to conform to the specified guidelines we may have an obligation to repurchase the assets or indemnify the purchaser against any losses. To mitigate these risks, to the extent the assets being securitized may have been originated by third parties, we seek to obtain appropriate representations and warranties from these third parties when we acquire the assets.

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

LEHMAN BROTHERS HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)

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

In March 2005, LBI entered into a Stipulation of Settlement to settle the In re WorldCom Inc. Securities Litigation class action (reported in Part I, Item 3, "Legal Proceedings" in the Form 10-K) in the New York District Court for $62.7 million, and the settlement received final court approval in September 2005. This settlement does not affect the other actions described in the Form 10-K. The settlement under the Stipulation of Settlement did not result in a loss in our Consolidated Statement of Income.

Note 8 Earnings per Common Share

Earnings per common share was calculated as follows:

	Three Months Ended August 31,		Nine Months Ended August 31,
In millions, except per share data	2005	2004	2005	2004

Numerator:
Net income	$879	$505	$2,437	$1,784
Preferred stock dividends	(15)	(18)	(54)	(52)

Numerator for basic earnings per share—net income applicable to common stock	$864	$487	$2,383	$1,732

Denominator:
Denominator for basic earnings per share—weighted-average common shares	278.6	272.8	278.9	275.2
Effect of dilutive securities:
Employee stock options	12.4	11.0	12.4	14.1
Restricted stock units	2.7	1.2	2.6	2.2

Dilutive potential common shares	15.1	12.2	15.0	16.3

Denominator for diluted earnings per share—weighted-average common and dilutive potential common shares(1)	293.7	285.0	293.9	291.5

Basic earnings per share	$3.10	$1.79	$8.54	$6.29

Diluted earnings per share	$2.94	$1.71	$8.11	$5.94

(1) Anti-dilutive employee stock options and restricted stock units excluded from the calculations of diluted earnings per share	—	3.0	1.8	2.4

Note 9 Capital Requirements

We operate globally through a network of subsidiaries, with several subject to regulatory requirements. In the United States, LBI and Neuberger Berman, LLC ("NBLLC"), as registered broker-dealers, are subject to SEC Rule 15c3-1, the Net Capital Rule, which requires these companies to maintain net capital of not less than the greater of 2% of aggregate debit items arising from customer transactions, as defined, or 4% of funds required to be segregated for customers' regulated commodity accounts, as defined. At August 31, 2005, LBI and NBLLC had regulatory net

LEHMAN BROTHERS HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)

capital, as defined, of $1.9 billion and $201 million, respectively, which exceeded the minimum requirements by $1.7 billion and $184 million, respectively.

LBIE, a United Kingdom registered broker-dealer and subsidiary of Holdings, is subject to the capital requirements of the Financial Services Authority ("FSA") of the United Kingdom. Financial resources, as defined, must exceed the total financial resources requirement of the FSA. At August 31, 2005, LBIE's financial resources of approximately $5.2 billion exceeded the minimum requirement by approximately $1.0 billion. Lehman Brothers Japan Inc.'s Tokyo branch, a regulated broker-dealer, is subject to the capital requirements of the Financial Services Agency and, at August 31, 2005, had net capital of approximately $624 million, which was approximately $236 million in excess of the specified levels required. Certain other non-U.S. subsidiaries are subject to various securities, commodities and banking regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. At August 31, 2005 these other subsidiaries were in compliance with their applicable local capital adequacy requirements.

Lehman Brothers Bank, FSB (the "Bank"), our thrift subsidiary, is regulated by the Office of Thrift Supervision ("OTS"). The Bank exceeds all regulatory capital requirements and is considered well capitalized by the OTS. Lehman Brothers Commercial Bank (the "Industrial Bank"), our newly-formed Utah industrial bank subsidiary, is regulated by the Utah Department of Financial Institutions and the Federal Deposit Insurance Corporation. The Industrial Bank exceeds all regulatory capital requirements and is expected to be considered well capitalized by its regulators once it has begun filing its required quarterly call reports, beginning with the report for the period ended September 30, 2005. In addition, our "AAA" rated derivatives subsidiaries, Lehman Brothers Financial Products Inc. ("LBFP") and Lehman Brothers Derivative Products Inc. ("LBDP"), have established certain capital and operating restrictions that are reviewed by various rating agencies. At August 31, 2005, LBFP and LBDP each had capital that exceeded the requirements of the rating agencies.

Note 10 Employee Benefit Plans

We provide both funded and unfunded noncontributory defined benefit pension plans for the majority of our employees worldwide. In addition, we provide certain other postretirement benefits, primarily health care and life insurance, to eligible employees. The following table presents the components of net periodic cost/(benefit) related to these plans for the three and nine months ended August 31, 2005 and 2004:

Components of Net Periodic Cost/(Benefit)

	U.S. Pensions		Non-U.S. Pensions		Postretirement Benefits
In millions	2005	2004	2005	2004	2005	2004

Three months ended August 31
Service cost	$10	$9	$2	$2	$—	$1
Interest cost	13	13	4	4	1	1
Expected return on plan assets	(18)	(17)	(6)	(6)	—	—
Amortization of net actuarial loss	8	8	2	2	—	—
Amortization of prior service cost	1	1	—	—	—	—

Net periodic cost	$14	$14	$2	$2	$1	$2

Nine months ended August 31
Service cost	$30	$25	$6	$5	$1	$2
Interest cost	41	38	14	12	3	3
Expected return on plan assets	(56)	(51)	(18)	(17)	—	—
Amortization of net actuarial loss	24	23	8	6	—	—
Amortization of prior service cost	3	2	—	—	—	—

Net periodic cost	$42	$37	$10	$6	$4	$5

We expect to contribute approximately $50 million to our U.S. pension plan in the fiscal year ending November 30, 2005.

LEHMAN BROTHERS HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)

Note 11 Real Estate Reconfiguration Charge

In connection with decisions in 2001 and 2002 to reconfigure certain of our global real estate facilities, we established a liability for the expected losses from sub-leasing such facilities at prices lower than the prices we pay to our landlords. See Note 19 to the 2004 Consolidated Financial Statements included in the Form 10-K for additional information. The liability, which is included in Accrued liabilities and other payables in the Consolidated Statement of Financial Condition, declined from $146 million at November 30, 2004 to $89 million at August 31, 2005.

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

The Capital Markets business segment includes institutional customer flow activities, prime brokerage, research, and secondary-trading and financing activities in fixed income and equity products. These products include a wide range of cash, derivative, secured financing and structured instruments and investments. We are a leading global market-maker in numerous equity and fixed income products including U.S., European and Asian equities, government and agency securities, money market products, corporate high-grade, high-yield and emerging market securities, mortgage- and asset-backed securities, preferred stock, municipal securities, bank loans, foreign exchange, financing and derivative products. We are one of the largest investment banks in terms of U.S. and pan-European listed equities trading volume, and we maintain a major presence in OTC U.S. stocks, major Asian large capitalization stocks, warrants, convertible debentures and preferred issues. In addition, the secured financing business manages our equity and fixed income matched book activities, supplies secured financing to institutional clients and customers, and provides secured funding for our inventory of equity and fixed income products. The Capital Markets segment also includes proprietary activities as well as investing in real estate and private equity.

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

Our business segment information for the three and nine months ended August 31, 2005 and 2004 is prepared using the following methodologies:

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

LEHMAN BROTHERS HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)

Business Segments

In millions	Investment Banking	Capital Markets	Investment Management	Total

Three months ended August 31, 2005
Total revenues	$815	$7,299	$525	$8,639
Interest expense	—	4,773	14	4,787

Net revenues	815	2,526	511	3,852
Depreciation and amortization expense	9	77	20	106
Other expenses	502	1,586	365	2,453

Income before taxes	$304	$863	$126	$1,293

Segment assets (billions)	$1.1	$372.4	$10.8	$384.3

Three months ended August 31, 2004
Total revenues	$526	$4,123	$402	$5,051
Interest expense	—	2,423	5	2,428

Net revenues	526	1,700	397	2,623
Depreciation and amortization expense	10	74	19	103
Other expenses	381	1,138	278	1,797

Income before taxes	$135	$488	$100	$723

Segment assets (billions)	$1.3	$328.9	$10.7	$340.9

Nine months ended August 31, 2005
Total revenues	$2,077	$19,822	$1,466	$23,365
Interest expense	—	12,379	46	12,425

Net revenues	2,077	7,443	1,420	10,940
Depreciation and amortization expense	27	230	61	318
Other expenses	1,381	4,583	1,046	7,010

Income before taxes	$669	$2,630	$313	$3,612

Segment assets (billions)	$1.1	$372.4	$10.8	$384.3

Nine months ended August 31, 2004
Total revenues	$1,580	$12,562	$1,262	$15,404
Interest expense	—	6,691	20	6,711

Net revenues	1,580	5,871	1,242	8,693
Depreciation and amortization expense	31	223	65	319
Other expenses(1)	1,158	3,691	867	5,716

Income before taxes(1)	$391	$1,957	$310	$2,658

Segment assets (billions)	$1.3	$328.9	$10.7	$340.9

(1)
Excludes the 2004 real estate reconfiguration charge.

LEHMAN BROTHERS HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)

Net Revenues by Geographic Region

Net revenues are recorded in the geographic region of the location of the senior coverage banker or investment advisor in the case of Investment Banking or Asset Management, respectively, or where the position was risk managed within Capital Markets and Private Investment Management. In addition, certain revenues associated with domestic products and services that result from relationships with non-U.S. clients and customers have been classified as non-U.S. revenues using an allocation consistent with our internal reporting.

Net Revenues by Geographic Region

	Three Months Ended August 31,		Nine Months Ended August 31,
In millions	2005	2004	2005	2004

Europe	$855	$478	$2,687	$1,615
Asia Pacific and other	427	195	1,226	880

Total non-U.S.	1,282	673	3,913	2,495
U.S.	2,570	1,950	7,027	6,198

Total	$3,852	$2,623	$10,940	$8,693

Note 13 Condensed Consolidating Financial Statement Schedules

LBI, a wholly-owned subsidiary of Holdings, had approximately $1.4 billion of debt securities outstanding at August 31, 2005 that were issued in registered public offerings and were therefore subject to the reporting requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934. Holdings has fully and unconditionally guaranteed these outstanding debt securities of LBI (and any debt securities of LBI that may be issued in the future under these registration statements), which, together with the information presented in this Note 13, allows LBI to avail itself of an exemption provided by SEC rules from the requirement to file separate LBI reports under the Exchange Act. See Note 14 to the 2004 Consolidated Financial Statements included in the Form 10-K for a discussion of restrictions on the ability of Holdings to obtain funds from its subsidiaries by dividend or loan.

The following schedules set forth our condensed consolidating statements of income for the three and nine months ended August 31, 2005 and 2004, our condensed consolidating balance sheets at August 31, 2005 and November 30, 2004, and our condensed consolidating statements of cash flows for the nine months ended August 31, 2005 and 2004. In the following schedules, "Holdings" refers to the unconsolidated balances of Holdings, "LBI" refers to the unconsolidated balances of Lehman Brothers Inc. and "Other Subsidiaries" refers to the combined balances of all other subsidiaries of Holdings. "Eliminations" represents the adjustments necessary to (a) eliminate intercompany transactions and (b) eliminate our investments in subsidiaries.

LEHMAN BROTHERS HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statement of Income

In millions	Holdings	LBI	Other Subsidiaries	Eliminations	Total

Three months ended August 31, 2005
Net revenues	$41	$1,139	$2,672	$—	$3,852
Equity in net income of subsidiaries	1,145	123	—	(1,268)	—
Total non-interest expenses	508	813	1,238	—	2,559

Income before taxes	678	449	1,434	(1,268)	1,293
Provision (benefit) for income taxes	(201)	124	491	—	414

Net income	$879	$325	$943	$(1,268)	$879

Three months ended August 31, 2004
Net revenues	$259	$823	$1,541	$—	$2,623
Equity in net income of subsidiaries	537	(4)	—	(533)	—
Total non-interest expenses	348	650	902	—	1,900

Income before taxes	448	169	639	(533)	723
Provision (benefit) for income taxes	(57)	59	216	—	218

Net income	$505	$110	$423	$(533)	$505

Nine months ended August 31, 2005
Net revenues	$(183)	$3,171	$7,952	$—	$10,940
Equity in net income of subsidiaries	3,105	486	—	(3,591)	—
Total non-interest expenses	1,173	2,268	3,887	—	7,328

Income before taxes	1,749	1,389	4,065	(3,591)	3,612
Provision (benefit) for income taxes	(688)	329	1,534	—	1,175

Net income	$2,437	$1,060	$2,531	$(3,591)	$2,437

Nine months ended August 31, 2004
Net revenues	$(57)	$3,582	$5,168	$—	$8,693
Equity in net income of subsidiaries	2,112	213	—	(2,325)	—
Total non-interest expenses	661	2,477	2,916	—	6,054

Income before taxes and dividends on preferred securities subject to mandatory redemption	1,394	1,318	2,252	(2,325)	2,639
Provision (benefit) for income taxes	(390)	422	799	—	831
Dividends on preferred securities subject to mandatory redemption	—	—	24	—	24

Net income	$1,784	$896	$1,429	$(2,325)	$1,784

LEHMAN BROTHERS HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Balance Sheet at August 31, 2005

In millions	Holdings	LBI	Other Subsidiaries	Eliminations	Total

Assets
Cash and cash equivalents	$1,366	$253	$2,684	$(10)	$4,293
Cash and securities segregated and on deposit for regulatory and other purposes	—	2,103	2,428	—	4,531
Securities and other inventory positions owned and Securities received as collateral	17,587	50,184	148,720	(44,310)	172,181
Collateralized agreements	—	125,429	51,446	—	176,875
Receivables and other assets	4,365	9,046	24,275	(11,271)	26,415
Due from subsidiaries	60,724	39,454	298,399	(398,577)	—
Equity in net assets of subsidiaries	16,031	1,215	38,579	(55,825)	—

Total assets	$100,073	$227,684	$566,531	$(509,993)	$384,295

Liabilities and stockholders' equity
Commercial paper and short-term debt	$1,817	$613	$1,197	$—	$3,627
Securities and other inventory positions sold but not yet purchased and Obligation to return securities received as collateral	138	43,868	102,977	(44,393)	102,590
Collateralized financing	7,309	69,324	66,766	—	143,399
Accrued liabilities and other payables	2,173	18,735	45,831	(11,314)	55,425
Due to subsidiaries	29,345	85,827	253,222	(368,394)	—
Long-term debt	42,957	5,977	44,053	(30,067)	62,920

Total liabilities	83,739	224,344	514,046	(454,168)	367,961
Commitments and contingencies
Total stockholders' equity	16,334	3,340	52,485	(55,825)	16,334

Total liabilities and stockholders' equity	$100,073	$227,684	$566,531	$(509,993)	$384,295

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

LEHMAN BROTHERS HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statement of Cash Flows for the Nine Months Ended August 31, 2005

In millions	Holdings	LBI	Other Subsidiaries	Eliminations	Total

Cash Flows From Operating Activities
Net income	$2,437	$1,060	$2,531	$(3,591)	$2,437
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in income of subsidiaries	(3,105)	(486)	—	3,591	—
Depreciation and amortization	87	22	209	—	318
Tax benefit from the delivery of stock-based awards	393	—	—	—	393
Amortization of deferred stock compensation	514	—	—	—	514
Other adjustments	16	—	7	—	23
Net change in:
Cash and securities segregated and on deposit	—	(512)	66	—	(446)
Securities and other inventory positions owned	(9,696)	(1,572)	(16,622)	3,785	(24,105)
Securities and other inventory positions sold but not yet purchased	(36)	9,208	(4,496)	(4,098)	578
Collateralized agreements and collateralized financing, net	6,926	(21,483)	19,175	—	4,618
Other assets and payables, net	709	4,383	2,795	(429)	7,458
Due to/from affiliates, net	(1,117)	8,879	(13,308)	5,546	—

Net cash provided by (used in) operating activities	(2,872)	(501)	(9,643)	4,804	(8,212)

Cash Flows From Financing Activities
Derivative contracts with a financing element	—	—	312	—	312
Issuance (payments) of commercial paper and short-term debt, net	220	324	226	—	770
Issuance of long-term debt	9,813	500	12,744	(5,020)	18,037
Principal payments of long-term debt	(6,143)	(95)	(3,783)	206	(9,815)
Issuance of common stock	215	—	—	—	215
Purchase of treasury stock	(2,469)	—	—	—	(2,469)
Issuance of treasury stock	788	—	—	—	788
Purchase and retirement of preferred stock	(250)	—	—	—	(250)
Dividends paid	(229)	—	—	—	(229)

Net cash provided by (used in) financing activities	1,945	729	9,499	(4,814)	7,359

Cash Flows From Investing Activities
Purchase of property, equipment and leasehold improvements, net	(146)	(32)	(116)	—	(294)
Dividends received/(paid)	1,473	(500)	(973)	—	—
Capital contributions from/(to) subsidiaries, net	(974)	—	974	—	—

Net cash provided by (used in) investing activities	353	(532)	(115)	—	(294)

Net change in cash and cash equivalents	(574)	(304)	(259)	(10)	(1,147)
Cash and cash equivalents, beginning of period	1,940	557	2,943	—	5,440

Cash and cash equivalents, end of period	$1,366	$253	$2,684	$(10)	$4,293

LEHMAN BROTHERS HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statement of Cash Flows for the Nine Months Ended August 31, 2004

In millions	Holdings	LBI	Other Subsidiaries	Eliminations	Total

Cash Flows From Operating Activities
Net income	$1,784	$896	$1,429	$(2,325)	$1,784
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in income of subsidiaries	(2,112)	(213)	—	2,325	—
Depreciation and amortization	96	20	203	—	319
Tax benefit from the delivery of stock-based awards	239	—	—	—	239
Amortization of deferred stock compensation	415	—	—	—	415
Real estate reconfiguration charge	19	—	—	—	19
Other adjustments	16	46	8	—	70
Net change in:
Cash and securities segregated and on deposit	—	(316)	(1,384)	—	(1,700)
Securities and other inventory positions owned	2,891	(7,750)	(3,458)	(4,402)	(12,719)
Securities and other inventory positions sold but not yet purchased	(95)	1,649	11,253	4,570	17,377
Collateralized agreements and collateralized financing, net	(1,408)	(14,042)	(6,289)	—	(21,739)
Other assets and payables, net	81	2,905	4,530	(326)	7,190
Due to/from affiliates, net	(7,272)	17,030	(12,338)	2,580	—

Net cash provided by (used in) operating activities	(5,346)	225	(6,046)	2,422	(8,745)

Cash Flows From Financing Activities
Derivative contracts with a financing element	—	—	239	—	239
Issuance (payments) of commercial paper and short-term debt, net	39	22	(66)	—	(5)
Issuance of long-term debt	9,604	—	8,164	(3,883)	13,885
Principal payments of long-term debt	(7,264)	(202)	(2,902)	1,461	(8,907)
Issuance of common stock	108	—	—	—	108
Purchase of treasury stock	(1,763)	—	—	—	(1,763)
Issuance of treasury stock	359	—	—	—	359
Issuance of preferred stock	300	—	—	—	300
Dividends paid	(193)	—	—	—	(193)

Net cash provided by (used in) financing activities	1,190	(180)	5,435	(2,422)	4,023

Cash Flows From Investing Activities
Purchase of property, equipment and leasehold improvements, net	(78)	(10)	(174)	—	(262)
Business acquisitions, net of cash acquired	(19)	—	(87)	—	(106)
Dividends received/(paid)	266	250	(516)	—	—
Capital contributions from/(to) subsidiaries, net	(662)	(200)	862	—	—

Net cash provided by (used in) investing activities	(493)	40	85	—	(368)

Net change in cash and cash equivalents	(4,649)	85	(526)	—	(5,090)
Cash and cash equivalents, beginning of period	4,892	159	2,871	—	7,922

Cash and cash equivalents, end of period	$243	$244	$2,345	$—	$2,832

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Lehman Brothers Holdings Inc.

We have reviewed the consolidated statement of financial condition of Lehman Brothers Holdings Inc. (the "Company") as of August 31, 2005, and the related consolidated statement of income for the three-month and nine-month periods ended August 31, 2005 and 2004 and the consolidated statement of cash flows for the nine-month periods ended August 31, 2005 and 2004. These financial statements are the responsibility of the Company's management.

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
October 11, 2005

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

Our principal businesses are investment banking, capital markets and investment management which, by their nature, are subject to volatility primarily due to changes in interest and foreign exchange rates, valuation of financial instruments and real estate, global economic and political trends and industry competition. Through our investment banking, trading, research, structuring and distribution capabilities in equity and fixed income products we continue to build on our customer-flow business model. The customer-flow business model is based on our principal focus of facilitating client transactions in all major global capital markets products and services. We generate customer-flow revenues from institutional, corporate, government and high-net-worth customers by (i) advising on and structuring transactions specifically suited to meet client needs; (ii) serving as a market-maker and/or intermediary in the global marketplace, including having securities and other financial instrument products available to allow clients to rebalance their portfolios and diversify risks across different market cycles; (iii) providing investment management and advisory services; and (iv) acting as an underwriter to clients. As part of our customer-flow activities, we maintain inventory positions of varying amounts across a broad range of financial instruments that are marked to market daily and, along with proprietary trading positions, give rise to principal transactions and net interest revenue. The financial services industry is significantly influenced by worldwide economic conditions and other factors inherent in the global financial markets. As a result, revenues and earnings may vary from quarter to quarter and from year to year.

All references in this MD&A to the 2005 and 2004 three and nine months refer to our three- and nine-month fiscal periods ended August 31, 2005 and 2004, or the last day of such fiscal periods, as the context requires, and all references to quarters are to our fiscal quarters, unless specifically stated otherwise.

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

Executive Overview[1]

Summary of Results

We achieved record net revenues, net income and diluted earnings per share in both the 2005 third quarter and nine months. The 2005 third quarter results were driven by record quarterly net revenues in our Investment Banking and Investment Management business segments and the second-highest quarterly net revenues in our Capital Markets business segment. The 2005 nine months results were driven by record net revenues in each of our three business segments and in each of our three geographic regions.

Net income totaled $879 million and $2.4 billion in the 2005 three and nine months, respectively, up 74% and 37% from the corresponding 2004 periods. Diluted earnings per share were $2.94 and $8.11 in the 2005 three and nine months, respectively, up 72% and 37% from the corresponding 2004 periods. Net revenues rose to $3.9 billion and $10.9 billion in the 2005 three and nine months, respectively, up 47% and 26% from the corresponding 2004 periods. Annualized return on average common stockholders' equity2 was 23.0% and 21.9% in the 2005 three and nine months, respectively, compared with 15.0% and 18.2% in the corresponding 2004 periods. Annualized return on average tangible common stockholders' equity2 was 29.4% and 28.3% in the 2005 three and nine months, respectively, compared with 20.9% and 25.5% in the corresponding 2004 periods.

Business Environment

As a global investment bank, our results of operations can vary in response to global economic and market trends and geopolitical events. A favorable business environment is characterized by many factors, including a stable geopolitical climate, transparent financial markets, low inflation, low interest rates, low unemployment, strong business profitability, and high business and investor confidence. These factors can influence (i) levels of debt and equity security issuance and mergers and acquisitions ("M&A") activity, which can affect our Investment Banking business, (ii) trading volumes, financial instrument and real estate valuations, and customer activity in secondary financial markets, which can affect our Capital Markets businesses, and (iii) workforce wealth creation, which can affect both our Capital Markets and Investment Management businesses.

The global market environment during the 2005 first quarter was generally favorable for our businesses due to a combination of factors—positive economic growth, improved corporate profitability and stronger equity markets. During the 2005 second quarter, the global market environment posed far more challenges than in the 2005 first quarter, as concerns about the pace of interest rate increases, high energy prices, higher-than-expected inflation and low global economic growth weighed heavily on the global financial markets. The global market environment in the 2005 third quarter was more favorable than the conditions experienced in the 2005 second quarter. The global equity markets rose, driven by strong earnings reports and positive economic data, notwithstanding record high oil prices and continued geopolitical and inflationary concerns. Despite these concerns, long-term interest rates remained low by historic measures. The European Central Bank and the Bank of Japan held interest rates stable, while the Bank of England reduced its benchmark rate and the U.S. Federal Reserve Bank (the "Fed") continued its measured pace of interest rate increases. Global yield curves generally continued to flatten and investment-grade, high-yield, emerging-market and asset-backed credit spreads generally tightened during the 2005 third quarter. The economies

1
Market share and volume statistics in this MD&A were obtained from Thomson Financial.
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

	Three Months Ended August 31,		Nine Months Ended August 31,
In millions	2005	2004	2005	2004

Average common stockholders' equity	$15,011	$12,954	$14,502	$12,659
Average identifiable intangible assets and goodwill	(3,274)	(3,641)	(3,277)	(3,614)

Average tangible common stockholders' equity	$11,737	$9,313	$11,225	$9,045

LEHMAN BROTHERS HOLDINGS INC.
Management's Discussion and Analysis of Financial Condition and Results of Operations

of Asia (excluding Japan) continued their resilience in each of the three 2005 quarters, while the European and Japanese economies grew more slowly.

Equity markets.    The global equity markets rallied to four-year highs during the 2005 third quarter due to positive economic data and strong earnings reports, with second quarter corporate profitability increasing 12% in the U.S. and 16% in Europe compared with the prior-year period. The New York Stock Exchange, S&P 500 and NASDAQ averages rose 5%, 2%, and 4% during the 2005 third quarter, respectively, and rose 7%, 4% and 3%, respectively, in the 2005 nine months, while the Dow Jones Industrial Average was essentially unchanged in the 2005 three and nine months. In the European equity markets, the FTSE rose 7% and 13% in the 2005 third quarter and year-to-date periods, respectively, and the DAX rose 8% and 17% over these same periods. In Asia, the Nikkei and Hang Seng indices rose 10% and 7%, respectively, during the 2005 third quarter and rose 14% and 6%, respectively, in the 2005 year to date.

Global trading volumes generally improved in the 2005 three and nine months compared with the corresponding prior-year periods. In the U.S., daily trading volumes rose significantly in the 2005 three and nine months compared with the corresponding 2004 periods, as lower volatility, continued low interest rates, improved corporate profitability and the favorable resolution of concerns over hedge funds created a more favorable environment for equity products. Average daily trading volumes of FTSE 100 stocks rose 1% and declined 9% in the 2005 three and nine months, respectively, compared with the corresponding 2004 periods, while the trading volumes of DAX composite stocks rose 26% and 5% in the 2005 three and nine months, respectively, compared with the corresponding 2004 periods. Volumes on the Nikkei stock exchange rose 19% and 4% in the 2005 three and nine months, respectively, compared with the corresponding 2004 periods, and volumes on the Hang Seng exchange rose 58% and 8% in the 2005 three and nine months, respectively, compared with the corresponding 2004 periods.

The global volume of initial public offerings ("IPOs") rose 25% and 7% in the 2005 three and nine months, respectively, compared with the corresponding 2004 periods, and total global equity issuance rose 34% but declined 6% in the 2005 three and nine months, respectively, compared with the corresponding 2004 periods.

Fixed income markets.    Throughout 2005, interest rates continued to remain low in both absolute and relative terms, while the yield curve continued to flatten, as longer term yields were little affected by the Fed's calendar 2005 year-to-date federal funds ("Fed Funds") rate hikes of 125 basis points through August 31. Concerns over slower growth and higher inflation, which weighed on the market and led to increased interest rate volatility and significantly widening credit spreads in the 2005 second quarter, generally abated in the 2005 third quarter resulting in a more favorable environment. In general, during the summer months the U.S. economy performed more strongly than expected in terms of gross domestic product ("GDP") growth, inflation, employment and consumer confidence. In addition, credit concerns diminished in the 2005 third quarter, particularly regarding downgrades in the auto sector, resulting in credit spreads returning to a more normal range. These factors created lower volatility and a more favorable underpinning for the fixed income markets. Total global debt origination rose 16% and 19% in the 2005 three and nine months compared with the corresponding 2004 periods.

Mergers and acquisitions.    Stronger stock valuations and the favorable interest rate environment during the 2005 third quarter kept both strategic buyers and financial sponsors active in M&A. Announced M&A volumes rose 36% and 50% in the 2005 three and nine months, respectively, compared with the corresponding 2004 periods, while completed M&A volumes rose 23% and 13% in the respective periods.

Economic Outlook

The financial services industry is significantly influenced by worldwide economic conditions in both banking and capital markets. We expect global GDP growth of 2.5% for 2005 and 2.0% for 2006, levels that remain favorable for this sector. We expect continued moderate interest rate adjustments in the U.S. and resilient corporate profitability into 2006. Although we remain concerned about geopolitical risk, deficits in the U.S., a pickup in inflation and the prices of oil and other commodities, we see resiliency in the global economy as a whole.

Equity markets.    The environment for the equity markets became more positive in the 2005 third quarter compared with the 2005 second quarter, liquidity remained available and industry-wide equity-offering pipelines continued to grow. We expect the equity offering calendar to remain robust through the remainder of calendar 2005, as reasonably strong corporate profitability and a low inflation outlook are expected to increase confidence in the marketplace. Our positive outlook for the global equity markets is supported by several factors, including improved

LEHMAN BROTHERS HOLDINGS INC.
Management's Discussion and Analysis of Financial Condition and Results of Operations

tone, our view that corporate profitability will continue to grow in calendar 2006 and our belief that the equity risk premium will diminish.

Fixed income markets.    We see a continued constructive environment for fixed income origination, given low absolute interest rates, credit spreads remaining in line with historical averages, as well as the amount of debt maturing in calendar 2006 and the expected increase in M&A and financial-sponsor-related financings. We expect both fixed-income-related products and the fixed income investor base to continue to grow with a continuing global trend of more liquidity requirements being sourced from the capital markets. We believe a reasonably strong primary debt market should have a positive impact on secondary market flows.

Fixed income activity is driven in part by absolute interest rates, but also is highly correlated with the degree of volatility, the shape of the yield curve and the general improvement in credit quality which, in the aggregate, contribute to a relatively healthy business environment. The fixed income investor base has changed dramatically from the long-only investors of a few years ago to a rapidly-growing hedge fund, and an expanding international, investor base. Investors now employ far more developed risk mitigation tools to manage their portfolios. In addition, in recent years the Fed has become more transparent in communicating its intentions, as evidenced by the market's ability to successfully absorb five 25 basis-point Fed Funds rate hikes in calendar 2004 and five 25 basis-point rate hikes in calendar 2005 through August 31. The Fed raised rates an additional 25 basis points in September 2005, and we expect the Fed to raise rates in 25-basis-point increments at its November and December meetings and once again in the first quarter of calendar 2006, to bring the Fed Funds rate to 4.50%. In addition, the size and diversity of the global fixed income marketplace has become significantly larger and broader over the last several years. We expect approximately $8.5 trillion of global fixed income origination in calendar 2005, a slight increase from $8.4 trillion in calendar 2004, but up significantly from the $4.3 trillion in calendar 2000.

Mergers and acquisitions.    Companies remain interested in growth, and many have reduced their cost structures as far as possible. Corporate balance sheets remain strong, and we expect cash to be applied to strategic M&A, among other uses. During fiscal 2004 and the 2005 nine months, activity from strategic buyers increased, and we expect the M&A fee pool in fiscal 2006 to continue to grow compared with fiscal 2005. At the same time, many companies are seeking to streamline operations or reduce debt and many are divesting non-core businesses, which also is helping to drive M&A opportunities. Financial sponsor M&A also has been an important factor driving an increase in activity.

Asset management and high net worth.    Our outlook for asset management and services to high-net-worth individuals also is positive given favorable demographics, higher savings rates globally and intergenerational wealth transfer. The high-net-worth client increasingly seeks multiple providers and greater asset diversification along with a high service component. We believe the significant expansion of our asset management business and the strong investment-return performance of our asset managers, coupled with our integration and cross-selling initiatives, position us well for continued growth in 2006.

Consolidated Results of Operations

Overview

Net revenues totaled $3.9 billion and $10.9 billion in the 2005 three and nine months, respectively, up 47% and 26% from the corresponding 2004 periods. For the 2005 third quarter, net income totaled $879 million and diluted earnings per share totaled $2.94, up 74% and 72%, respectively, from the corresponding 2004 period. For the 2005 nine months, net income totaled $2.4 billion and diluted earnings per share totaled $8.11, both up 37% compared with the corresponding 2004 period.

Compensation and benefits expense as a percentage of net revenues was 49.5% in both the 2005 three and nine months, compared with 49.8% in both corresponding 2004 periods. Non-personnel expenses as a percentage of net revenues were 17.0% and 17.5% in the 2005 three and nine months, respectively, compared with 22.6% and 19.8% in the corresponding 2004 periods. Pre-tax margin was 33.6% and 33.0% in the 2005 three and nine months, respectively, compared with 27.6% and 30.4% in the corresponding 2004 periods.

Annualized return on average common stockholders' equity was 23.0% and 21.9% in the 2005 three and nine months, respectively, compared with 15.0% and 18.2% in the corresponding 2004 periods, and annualized return on average tangible common stockholders' equity was 29.4% and 28.3% in the 2005 three and nine months, respectively, compared with 20.9% and 25.5% in the corresponding 2004 periods.

LEHMAN BROTHERS HOLDINGS INC.
Management's Discussion and Analysis of Financial Condition and Results of Operations

These results reflect the enhanced scale we have built and the geographic and product diversification we have achieved, the benefits of our focus on a customer-flow-driven business model and our continued discipline around managing expenses, risk and capital.

Net Revenues

The following table presents net revenues as reported in our Consolidated Statement of Income:

	Three Months Ended August 31,			Nine Months Ended August 31,
			Percent Change			Percent Change
In millions	2005	2004		2005	2004

Principal transactions	$2,085	$1,217	71%	$5,924	$4,435	34%
Investment banking	815	526	55	2,077	1,580	31
Commissions	420	348	21	1,252	1,145	9
Interest and dividends	5,078	2,769	83	13,416	7,682	75
Asset management and other	241	191	26	696	562	24

Total revenues	8,639	5,051	71	23,365	15,404	52
Interest expense	4,787	2,428	97	12,425	6,711	85

Net revenues	$3,852	$2,623	47%	$10,940	$8,693	26%

Principal transactions, commissions and net interest revenue	$2,796	$1,906	47%	$8,167	$6,551	25%

Net interest revenue	$291	$341	(15)%	$991	$971	2%

Net revenues grew 47% and 26% in the 2005 three and nine months, respectively, compared with the corresponding 2004 periods. Investment Banking business segment revenues were records in both 2005 three and nine months, increasing 55% and 31%, respectively, compared with the corresponding 2004 periods. Investment Banking revenues in both 2005 periods were propelled by record revenues in Global Finance—Debt as well as double-digit growth in revenues from both Global Finance—Equity and Advisory Services compared with the corresponding 2004 periods. Capital Markets business segment net revenues rose 49% and 27% in the 2005 three and nine months, respectively, compared with the corresponding 2004 periods, marking the segment's second-highest quarterly net revenues and record year-to-date net revenues, with results for both 2005 periods reflecting higher Fixed Income and Equities net revenues compared with the corresponding 2004 periods. Investment Management business segment net revenues rose 29% and 14%, to record levels in both the 2005 three and nine months, respectively, compared with the corresponding 2004 periods, and assets under management grew to a record $164 billion. Non-U.S. net revenues increased to 33% and 36% of total net revenues in the 2005 three and nine months, respectively, up from 26% and 29% in the corresponding 2004 periods, as both Europe and Asia Pacific and other achieved double-digit net revenue growth in both the three- and nine-month comparisons. See "Business Segments" and "Geographic Diversification" in this MD&A for a more detailed discussion and analysis of net revenues by business segment and geographic region.

Principal transactions, commissions and net interest revenue.    In both the Capital Markets and Investment Management business segments we evaluate net revenue performance based on the aggregate of Principal transactions, Commissions and Interest and dividends revenue net of Interest expense ("Net interest revenue"). These revenue categories include realized and unrealized gains and losses, commissions associated with transactions and the interest and dividend revenue or interest expense associated with financing or hedging positions. Caution should be used when analyzing these revenue categories individually because they may not be indicative of the overall performance of the Capital Markets and Investment Management business segments. Principal transactions, Commissions and Net interest revenue rose 47% and 25% in the 2005 three and nine months, respectively, compared with the corresponding 2004 periods. The quarter-over-quarter increase was driven by the second highest level of Capital Markets net revenues and record Investment Management net revenues. The nine-month comparison reflects record net revenues in both Capital Markets and Investment Management.

Principal transactions revenue improved 71% and 34% in the 2005 three and nine months, respectively, compared with the corresponding 2004 periods. The quarterly increase reflects significantly improved net revenues from equity products—primarily attributable to convertibles and equity derivatives—and robust fixed income net revenues. Fixed income net revenues in the 2005 three months reflect increased contributions from the commercial

LEHMAN BROTHERS HOLDINGS
Management's Discussion and Analysis of Financial Condition and Results of Operations

mortgage and real estate business, continued strength in residential mortgages and improved performance in credit and interest rate products. The improvement in the 2005 nine months reflects record revenues from fixed income products and robust equity product net revenues.

Commission revenue rose 21% and 9% in the 2005 three and nine months, respectively, compared with the corresponding 2004 periods. The 2005 three- and nine-month improvements reflect growth in institutional and retail commissions attributable to higher global trading volumes.

Interest and dividends revenue and Interest expense are a function of the level and mix of total assets and liabilities (primarily financial instruments owned and collateralized activities), the prevailing level of interest rates, and the term structure of our financings. Interest and dividends revenue and Interest expense are integral components of our evaluation of our overall Capital Markets activities. Net interest revenue in the 2005 three months declined 15% compared with the corresponding 2004 period, due to higher short-term interest rates and a flatter yield curve. Net interest revenue was essentially unchanged in the 2005 nine months compared with the corresponding 2004 period. Interest and dividends revenue rose 83% and 75%, respectively, in the 2005 three and nine months, respectively, compared with the corresponding 2004 periods, and Interest expense rose 97% and 85% in the 2005 three and nine months, respectively, compared with the corresponding 2004 periods, attributable to higher short-term interest rates coupled with higher levels of interest- and dividend-earning assets and interest-bearing liabilities.

Investment banking.    Investment banking revenues primarily result from underwriting fees earned from clients for underwriting public and private offerings of fixed income and equity securities, and fees and other revenues associated with advising clients on M&A activities and other corporate financing activities. Investment banking revenues rose to record levels in the 2005 three and nine months, increasing 55% and 31%, respectively, compared with the corresponding 2004 periods. The 2005 three and nine months both reflected our highest levels of revenues in Global Finance—Debt as well as strong revenues from Global Finance—Equity and Advisory Services. See "Business Segments—Investment Banking" in this MD&A for a discussion and analysis of our Investment Banking business segment.

Asset management and other.    Asset management and other revenues primarily result from asset management fees. Asset management and other revenues rose 26% and 24% in the 2005 three and nine months, respectively, compared with the corresponding 2004 periods. The growth in both 2005 periods reflects higher asset management fees attributable to the growth in assets under management coupled with higher private equity management and incentive fees.

Non-Interest Expenses

The following table presents non-interest expenses as reported in our Consolidated Statement of Income:

	Three Months Ended August 31,			Nine Months Ended August 31,
			Percent Change			Percent Change
In millions	2005	2004		2005	2004

Compensation and benefits	$1,906	$1,306	46%	$5,415	$4,329	25%
Non-personnel expenses:
Technology and communications	217	195	11	612	550	11
Brokerage and clearance fees	127	114	11	376	337	12
Occupancy	122	107	14	364	313	16
Professional fees	72	74	(3)	203	191	6
Business development	56	56	—	170	155	10
Other	59	48	23	188	160	18
Real estate reconfiguration charge	—	—	—	—	19	n/m

Total non-personnel expenses	653	594	10	1,913	1,725	11

Total non-interest expenses	$2,559	$1,900	35%	$7,328	$6,054	21%

Compensation and benefits/Net revenues	49.5%	49.8%		49.5%	49.8%

Non-interest expenses rose 35% and 21% in the 2005 three and nine months, respectively, compared with the corresponding 2004 periods. We continue to maintain a strict discipline in managing expenses. Compensation and benefits expense as a percentage of net revenues was 49.5% in both the 2005 three and nine months, compared with 49.8% in both corresponding 2004 periods. Non-personnel expenses as a percentage of net revenues were 17.0% and

LEHMAN BROTHERS HOLDINGS
Management's Discussion and Analysis of Financial Condition and Results of Operations

17.5% in the 2005 three and nine months, respectively, compared with 22.6% and 19.8% in the corresponding 2004 periods. Significant portions of certain expense categories are variable, including compensation and benefits, brokerage and clearance, and business development. We expect these variable expenses as a percentage of net revenues to remain in approximately the same proportions for the remainder of 2005 and during 2006.

Compensation and benefits.    Compensation and benefits expense rose 46% and 25% in the 2005 three and nine months, respectively, compared with the corresponding 2004 periods, commensurate with the 47% and 26% increases in net revenues in the respective periods. Personnel totaled approximately 22,000 and 19,300 at August 31, 2005 and 2004, respectively. The growth in personnel primarily reflects organic growth attributable to a higher level of business activity. Compensation and benefits expense includes both fixed and variable components. Fixed compensation, consisting primarily of salaries, benefits and amortization of previous years' deferred equity awards, totaled $759 million and $2.4 billion in the 2005 three and nine months, respectively, up 11% and 19% compared with the corresponding 2004 periods. The growth of fixed compensation in the 2005 periods compared with the corresponding 2004 periods was due primarily to increases in personnel. Variable compensation, consisting primarily of incentive compensation, commissions and severance, totaled $1.1 billion and $3.0 billion in the 2005 three and nine months, respectively, up 85% and 31% compared with the corresponding 2004 periods as higher net revenues resulted in higher incentive compensation. Amortization of deferred stock compensation awards totaled $152 million and $514 million in the 2005 three and nine months, respectively, compared with $136 million and $415 million in the corresponding 2004 periods.

Non-personnel expenses.    Non-personnel expenses rose 10% and 11% in the 2005 three and nine months, respectively, compared with the corresponding 2004 periods. Technology and communications expense rose 11% in both the 2005 three and nine months compared with the corresponding 2004 periods. The increase in both periods is due primarily to increased costs associated with the continued expansion and development of Capital Markets platforms and infrastructure and higher transaction levels across a number of products, while the nine-month comparison also reflects increased costs associated with the business acquisitions completed in the first nine months of fiscal 2004 (see "Business Acquisitions and Disposition" below). Brokerage and clearance fees rose 11% and 12% in the 2005 three and nine months, respectively, compared with the corresponding 2004 periods, due primarily to higher transaction volumes in Capital Markets products. Occupancy expenses increased 14% and 16% in the 2005 three and nine months, respectively, compared with the corresponding 2004 periods primarily attributable to growth in our global space requirements. Professional fees declined 3% and rose 6% in the 2005 three and nine months, respectively, compared with the corresponding 2004 periods. The growth in the nine-month comparison is due primarily to higher accounting and consulting fees. Business development expenses were unchanged in the 2005 three months compared with the corresponding 2004 period and rose 10% in the 2005 nine months compared with the corresponding 2004 period due to the higher levels of business activity and personnel throughout 2005. Other expenses rose 23% and 18% in the 2005 three and nine months, respectively, compared with the corresponding 2004 periods, due primarily to an increase in mutual fund distribution and administration costs related to the growth in assets under management as well as an increase in charitable contributions.

Real estate reconfiguration charge.    Non-interest expenses in the 2004 nine months include a pre-tax real estate reconfiguration charge of $19 million ($11 million after-tax), associated with our 2002 decision to dispose of certain excess real estate. In March 2004, we reached an agreement to exit virtually all of our remaining leased space at our downtown New York City location, which clarified the loss on the location and resulted in the $19 million charge. See Note 11 to the Consolidated Financial Statements for additional information about the real estate reconfiguration charge.

Income Taxes

The provisions for income taxes totaled $414 million and $1.2 billion in the 2005 three and nine months, respectively, up from $218 million and $831 million in the corresponding 2004 periods, and resulted in effective tax rates of 32.0% and 32.5% in the 2005 three and nine months, respectively, and 30.2% and 31.5% in the corresponding 2004 periods. The effective tax rates in 2005 reflect higher levels of pretax earnings compared with 2004, which reduced the benefits of permanent differences, partially offset by the effects of a more favorable mix of geographic earnings and the permanent reinvestment of certain earnings in non-U.S. subsidiaries.

Business Acquisitions and Disposition

During 2004, we acquired three mortgage banking platforms (one in each of the 2004 first, second, and third quarters) for an aggregate cost of approximately $184 million. We believe the acquisitions add long-term value to

LEHMAN BROTHERS HOLDINGS
Management's Discussion and Analysis of Financial Condition and Results of Operations

our mortgage franchise by allowing further vertical integration of the business platform. Mortgage loans originated by the acquired companies are intended to provide a more cost-efficient source of loan product for our securitization pipeline. We sold our reverse mortgage originator in the 2004 third quarter for approximately $42 million. Net personnel added as a result of these acquisitions and the disposition in fiscal 2004 totaled approximately 1,300.

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

The following table summarizes the net revenues of our business segments:

Business Segments

	Three Months Ended August 31,			Nine Months Ended August 31,
			Percent Change			Percent Change
In millions	2005	2004		2005	2004

Net revenues:
Investment Banking	$815	$526	55%	$2,077	$1,580	31%
Capital Markets	2,526	1,700	49	7,443	5,871	27
Investment Management	511	397	29	1,420	1,242	14

Total net revenues	3,852	2,623	47	10,940	8,693	26
Compensation and benefits	1,906	1,306	46	5,415	4,329	25
Non-personnel expenses	653	594	10	1,913	1,706	12
Real estate reconfiguration charge(1)	—	—	—	—	19	n/m

Income before taxes	$1,293	$723	79%	$3,612	$2,639	37%

(1)
Additional information about the real estate reconfiguration charge can be found in "Consolidated Results of Operations—Non-Interest Expenses—Real Estate Reconfiguration Charge" in this MD&A and in Note 11 to the Consolidated Financial Statements. The following business segment discussions exclude the real estate reconfiguration charge.

Investment Banking Business Segment

	Three Months Ended August 31,			Nine Months Ended August 31,
			Percent Change				Percent Change
In millions	2005	2004		2005	2004

Investment banking revenues	$815	$526	55%	$2,077	$1,580		31%
Non-interest expenses	511	391	31	1,408	1,189	(1)	18

Income before taxes	$304	$135	125%	$669	$391	(1)	71%

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

LEHMAN BROTHERS HOLDINGS INC.
Management's Discussion and Analysis of Financial Condition and Results of Operations

Investment Banking Revenues1

	Three Months Ended August 31,			Nine Months Ended August 31,
			Percent Change			Percent Change
In millions	2005	2004		2005	2004

Global Finance—Debt	$336	$241	39%	$972	$714	36%
Global Finance—Equity	255	134	90	615	419	47
Advisory Services	224	151	48	490	447	10

	$815	$526	55%	$2,077	$1,580	31%

Investment Banking revenues rose 55% and 31% in the 2005 three and nine months, respectively, to record levels compared with the corresponding 2004 periods. The 2005 three- and nine-month Global Finance—Debt revenues were the highest quarterly and year-to-date revenues we have ever reported, and were complemented in both periods by strong Global Finance—Equity and Advisory Services revenues.

Global Finance—Debt revenues rose 39% and 36% in the 2005 three and nine months, respectively, compared with the corresponding 2004 periods, with global debt origination market volumes increasing 16% and 19%, respectively, over these same periods. Revenues in both the 2005 three and nine months were driven by significant strength in global investment-grade underwriting, which benefited from continued low interest rates, strong investor demand across the yield curve as it continued to flatten and tight credit spreads. Revenues in both the 2005 three and nine months also benefited from a higher level of client-driven derivative-solution transactions with fees of $52 million and $137 million in the 2005 three and nine months, respectively, compared with fees of $4 million and $13 million, respectively, in the corresponding 2004 periods. Our global market share for publicly-reported debt origination for the eight months of calendar 2005 was 6.6% compared with 6.8% in calendar year 2004.1 Our debt origination fee backlog at August 31, 2005 was a record $231 million. Debt origination fee backlog may not be indicative of the level of future business due to the increased use of the shelf registration process.

Global Finance—Equity revenues grew 90% and 47% in the 2005 three and nine months, respectively, compared with the corresponding 2004 periods as our publicly-reported equity underwriting volumes rose by 72% and 6% in the respective periods. Global equity origination market volumes increased 34% and declined 6% in the 2005 three and nine months, respectively, compared with the corresponding 2004 periods. Our 2005 third quarter revenues reflect a change in the mix of underwriting revenues with particular strength in initial public offerings. Our global market share for publicly-reported equity underwriting transactions for the eight months of calendar 2005 increased to 4.7% compared with 4.3% for calendar year 2004.1 Our equity-related fee backlog (for both filed and unfiled transactions) at August 31, 2005 was approximately $339 million.

Advisory Services fees rose 48% and 10% in the 2005 three and nine months, respectively, compared with the corresponding 2004 periods. Industry-wide completed transaction volumes increased 23% and 13% in the 2005 three and nine months, respectively, compared with the corresponding 2004 periods, while our completed transaction volumes increased 92% and 48% in the respective periods. Advisory revenues in the 2005 three and nine months were affected by a change in the mix of revenues due to the level of our participation in certain transactions and our participation in certain of the year's largest transactions, which tend to have lower fee spreads. Our global market share for publicly-reported completed transactions was 14.6% for the eight months of calendar 2005 compared with 15.6% in calendar year 2004.1 Our M&A fee backlog at August 31, 2005 was a record $285 million.

Non-interest expenses rose 31% and 18% in the 2005 three and nine months, respectively, compared with the corresponding 2004 periods, attributable to an increase in compensation and benefits expense related to improved performance and higher non-personnel expenses related to increased business activity.

Income before taxes increased 125% and 71% in the 2005 three and nine months, respectively, compared with the corresponding 2004 periods. Pre-tax margin was 37% and 32% in the 2005 three and nine months, respectively, compared with 26% and 25% in the corresponding 2004 periods.

1
Debt and equity underwriting volumes are based on full credit for single-book managers and equal credit for joint-book managers. Debt underwriting volumes include both publicly-registered and Rule 144A issues of high-grade and high-yield bonds, sovereign, agency and taxable municipal debt, non-convertible preferred stock and mortgage- and asset-backed securities. Equity underwriting volumes include both publicly-registered and Rule 144A issues of common stock and convertibles. Because publicly-reported debt and equity underwriting volumes do not necessarily correspond to the amount of securities actually underwritten and do not include certain private placements and other transactions, and because revenue rates vary among transactions, publicly-reported debt and equity underwriting volumes may not be indicative of revenues in a given period. Because Advisory Services volumes are based on full credit to each of the advisors in a transaction, and because revenue rates vary among transactions, Advisory Services volumes may not be indicative of revenues in a given period.

LEHMAN BROTHERS HOLDINGS INC.
Management's Discussion and Analysis of Financial Condition and Results of Operations

Capital Markets Business Segment

	Three Months Ended August 31,			Nine Months Ended August 31,
			Percent Change				Percent Change
In millions	2005	2004		2005	2004

Principal transactions	$1,970	$1,113	77%	$5,601	$4,099		37%
Commissions	261	238	10	832	772		8
Interest and dividends	5,061	2,763	83	13,365	7,659		75
Asset management and other	7	9	(22)	24	32		(25)

Total revenues	7,299	4,123	77	19,822	12,562		58
Interest expense	4,773	2,423	97	12,379	6,691		85

Net revenues	2,526	1,700	49	7,443	5,871		27
Non-interest expenses	1,663	1,212	37	4,813	3,914	(1)	23

Income before taxes	$863	$488	77%	$2,630	$1,957	(1)	34%

(1)
Excludes the 2004 real estate reconfiguration charge.

The Capital Markets business segment includes institutional customer-flow activities, prime brokerage, research, and secondary-trading and financing activities in fixed income and equity products. These products include a wide range of cash, derivative, secured financing and structured instruments and investments. We are a leading global market-maker in numerous equity and fixed income products including U.S., European and Asian equities, government and agency securities, money market products, corporate high-grade, high-yield and emerging market securities, mortgage- and asset-backed securities, preferred stock, municipal securities, bank loans, foreign exchange, financing and derivative products. We are one of the largest investment banks in terms of U.S. and pan-European listed equities trading volume, and we maintain a major presence in over-the-counter ("OTC") U.S. stocks, major Asian large capitalization stocks, warrants, convertible debentures and preferred issues. In addition, the secured financing business manages our equity and fixed income matched book activities, supplies secured financing to institutional clients and customers, and provides secured funding for our inventory of equity and fixed income products. The Capital Markets segment also includes proprietary activities as well as investing in real estate and private equity.

See "Consolidated Results of Operations—Business Acquisitions and Disposition" in this MD&A for information about mortgage-related business acquisitions and a disposition completed during fiscal year 2004.

Capital Markets Net Revenues

	Three Months Ended August 31,			Nine Months Ended August 31,
			Percent Change			Percent Change
In millions	2005	2004		2005	2004

Fixed Income	$1,889	$1,381	37%	$5,710	$4,413	29%
Equities	637	319	100	1,733	1,458	19

	$2,526	$1,700	49%	$7,443	$5,871	27%

Net revenues rose 49% and 27% in the 2005 three and nine months, respectively, compared with the corresponding 2004 periods. The 2005 three-month net revenues are the second highest we have ever reported and the 2005 nine-month net revenues are a record. The results for both comparisons reflect higher Fixed Income and Equities net revenues.

Fixed Income net revenues rose 37% in the 2005 three months compared with the corresponding 2004 period. The growth in quarterly net revenues was driven by increased contributions from our commercial mortgage and real estate business, continued strength in residential mortgages and improved performance in credit and interest rate products. Our commercial mortgage and real estate business performed extremely well compared with the comparable 2004 period, as the strong demand for commercial real estate properties, the recovery in certain property markets and relatively low interest rates drove asset sales and a record level of commercial mortgage loan securitizations. Residential mortgage activity remained strong, reflecting active origination volumes associated with continued low interest rates, periodic treasury rallies and the continued flattening of the yield curve. We continue to benefit from the vertical integration of our mortgage origination platforms in the U.S. and Europe, as we originated approximately 50% of securitized loans through our own origination platforms. Our global residential securitization volumes were $32 billion and $94 billion in the 2005 three and nine months, respectively, compared with $35 billion

LEHMAN BROTHERS HOLDINGS INC.
Management's Discussion and Analysis of Financial Condition and Results of Operations

and $92 billion in the corresponding 2004 periods. Credit products, including high grade and high yield, performed well in the 2005 third quarter as credit spreads tightened and investor activity levels increased, prompted in part by improved origination volumes. Interest rate products increased on higher customer-flow activity. Fixed Income net revenues rose 29% in the 2005 nine months compared with the corresponding 2004 period, to a record level. These results reflect higher revenue contributions from each of our geographic regions, and improvements across a broad range of products, with particular strength in the commercial mortgage and real estate business as well as residential mortgage origination and securitization activities.

Equities net revenues nearly doubled in the 2005 three months and increased 19% in the 2005 nine months, respectively, compared with the corresponding 2004 periods, as global market indices rose in both the 2005 three-and nine-month periods, with many reaching four-year highs during the 2005 third quarter and volumes generally increasing. Equities activities benefited from positive economic data and strong earnings reports, despite volatile oil prices and concerns about inflation and rising interest rates. Equities net revenues in the 2005 three months reflect improved customer-flow activities, particularly in the cash businesses, higher net revenues in equity derivatives and convertibles and the continued growth in our prime broker business, partially offset by lower revenues in our equity financing business. In equity derivatives we benefited from higher volumes and our improved market share in listed options as well as other market opportunities. Convertibles improved as rising equity indices and narrowing credit spreads led to higher investor demand and valuations. The nine-month results reflect improved customer-flow activity in cash businesses, higher net revenues from equity derivatives and the continued growth in our prime broker business.

Interest and dividends revenue and Interest expense are a function of the level and mix of total assets and liabilities (primarily financial instruments owned and collateralized activities), the prevailing level of interest rates, and the term structure of our financings. Interest and dividends revenue and Interest expense are integral components of our evaluation of our overall Capital Markets activities. Net interest revenue in the 2005 three months declined 15% compared with the corresponding 2004 period, due to higher short-term interest rates and a flatter yield curve. Net interest revenue was essentially unchanged in the 2005 nine months compared with the corresponding 2004 period. Interest and dividends revenue rose 83% and 75%, respectively, in the 2005 three and nine months, respectively, compared with the corresponding 2004 periods, and Interest expense rose 97% and 85% in the 2005 three and nine months, respectively, compared with the corresponding 2004 periods, attributable to higher short-term interest rates coupled with higher interest- and dividend-earning assets and interest-bearing liabilities.

Non-interest expenses increased 37% and 23% in the 2005 three and nine months, respectively, compared with the corresponding 2004 periods, reflecting higher compensation and benefits expense related to improved performance coupled with higher non-personnel expenses. Non-personnel expenses grew primarily due to higher brokerage and clearance costs attributable to higher volumes and expansion of electronic trading platforms, increased technology and communications expenses associated with the enhancement our front office technology platforms, higher professional fees associated with increased business activity and business acquisitions in fiscal 2004.

Income before taxes increased 77% and 34% in the 2005 three and nine months, respectively, compared with the corresponding 2004 periods. Pre-tax margin was 34% and 35% in the 2005 three and nine months, respectively, compared with 29% and 33% in the corresponding 2004 periods.

Investment Management Business Segment

	Three Months Ended August 31,			Nine Months Ended August 31,
			Percent Change				Percent Change
In millions	2005	2004		2005	2004

Principal transactions	$115	$104	11%	$323	$336		(4)%
Commissions	159	110	45	420	373		13
Interest and dividends	17	6	183	51	23		122
Asset management and other	234	182	29	672	530		27

Total revenues	525	402	31	1,466	1,262		16
Interest expense	14	5	180	46	20		130

Net revenues	511	397	29	1,420	1,242		14
Non-interest expenses	385	297	30	1,107	932	(1)	19

Income before taxes	$126	$100	26%	$313	$310	(1)	1%

(1)
Excludes the 2004 real estate reconfiguration charge.

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

Investment Management Net Revenues

	Three Months Ended August 31,			Nine Months Ended August 31,
			Percent Change			Percent Change
In millions	2005	2004		2005	2004

Asset Management	$272	$204	33%	$761	$600	27%
Private Investment Management	239	193	24	659	642	3

	$511	$397	29%	$1,420	$1,242	14%

Changes in Assets Under Management

	Three Months Ended August 31,				Nine Months Ended August 31,
				Percent Change				Percent Change
In billions	2005	2004			2005	2004

Opening balance	$151	$129		17%	$137	$120		14%
Net additions	7	—		n/m	17	5		240
Net market appreciation	6	2		200	10	6		67

Total increase	13	2	(1)	550	27	11	(1)	145

Ending balance	$164	$131	(1)	25%	$164	$131	(1)	25%

(1)
Adjusted to include discretionary brokerage cash management assets.

Composition of Assets Under Management

					Percent Change August 2005
In billions	August 31, 2005	November 30, 2004	August 31, 2004		November 2004	August 2004

Equity	$70	$54	$48		30%	46%
Fixed income	53	52	51		2	4
Money markets	26	19	21	(1)	37	24
Alternative investments	15	12	11		25	36

	$164	$137	$131	(1)	20%	25%

(1)
Adjusted to include discretionary brokerage cash management assets.

Net revenues rose 29% and 14% in the 2005 three and nine months, respectively, compared with the corresponding 2004 periods, as both Asset Management and Private Investment Management achieved record results in both 2005 periods.

Asset Management net revenues in both the 2005 three and nine months increased to record levels, rising 33% and 27%, respectively, compared with the corresponding 2004 periods. The increases primarily were attributable to higher fee income on record assets under management coupled with a shift in asset composition to higher margin products. Assets under management increased to a record $164 billion at August 31, 2005, up substantially from the $137 billion at November 30, 2004, with more than half of the increase consisting of net asset additions. Net revenues in the 2005 three and nine months also benefited from higher private equity management fees attributable to new fund closings and, in the nine-month comparison, higher incentive fees.

Private Investment Management net revenues in both the 2005 three and nine months rose to record levels, increasing 24% and 3%, respectively, compared with the corresponding 2004 periods, primarily driven by a significant volume of equity-related activity, as investors shifted asset allocations. Fixed income-related activity remained strong, but declined slightly in the nine-month comparison as a result of asset reallocations into equity products.

LEHMAN BROTHERS HOLDINGS INC.
Management's Discussion and Analysis of Financial Condition and Results of Operations

Non-interest expenses rose 30% and 19% in the 2005 three and nine months, respectively, compared with the corresponding 2004 periods, due to higher compensation and benefits and non-personnel expenses as we continued to build the business.

Income before taxes increased 26% and 1% in the 2005 three and nine months, respectively, compared with the corresponding 2004 periods. Pre-tax margin was 25% and 22% in the 2005 three and nine months, respectively, compared with 25% in both corresponding 2004 periods.

Geographic Diversification

Net Revenues by Geographic Region

	Three Months Ended August 31,			Nine Months Ended August 31,
			Percent Change			Percent Change
In millions	2005	2004		2005	2004

Europe	$855	$478	79%	$2,687	$1,615	66%
Asia Pacific and other	427	195	119	1,226	880	39

Total non-U.S.	1,282	673	90	3,913	2,495	57
U.S.	2,570	1,950	32	7,027	6,198	13

Net revenues	$3,852	$2,623	47%	$10,940	$8,693	26%

Non-U.S. net revenues rose 90% and 57% in the 2005 three and nine months, respectively, compared with the corresponding 2004 periods. The 2005 third quarter non-U.S. net revenues are the third-highest we have ever reported, trailing only the 2005 first and second quarters. Non-U.S. net revenues represented 33% and 36% of total net revenues in the 2005 three and nine months, respectively, compared with 26% and 29% in the corresponding 2004 periods. The improved net revenues in the 2005 periods compared with the corresponding 2004 periods reflect significant growth in both Capital Markets and Investment Banking in both non-U.S. regions.

Net revenues in Europe rose 79% and 66% in the 2005 three and nine months, respectively, compared with the corresponding 2004 periods, reflecting improved revenues in Investment Banking and Capital Markets and a growing Investment Management presence. Investment Banking benefited from a significant increase in completed M&A transactions and increased client-driven derivative-solution transactions in the 2005 nine months. In Fixed Income Capital Markets, our strong performance in both the 2005 three and nine months was driven by real estate, interest rate products and residential mortgages. In Equities Capital Markets, net revenues improved in both the 2005 three and nine months, reflecting strong results in equity derivatives and cash products.

Net revenues in Asia Pacific and other rose 119% and 39% in the 2005 three and nine months, respectively, compared with the corresponding 2004 periods, reflecting strong Investment Banking and Capital Markets net revenues. The 2005 nine months Investment Banking revenues benefited from several private transactions. Fixed Income Capital Markets net revenues improved in the 2005 three and nine months primarily attributable to particularly strong performances in high yield and real estate. Equities Capital Markets net revenues in the 2005 three months benefited from strengthening equity markets, particularly equity derivatives, and improved flows in our cash businesses along with an expansion of our prime broker business, and the 2005 nine months benefited from higher cash business and prime broker results.

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

Liquidity pool.    Our policy is to maintain a liquidity pool for Holdings and its Unrestricted Subsidiaries that would cover, in a stressed liquidity environment, all expected cash outflows for one year. This liquidity pool is invested in cash and unencumbered liquid collateral that can be monetized at short notice in all market environments to provide liquidity to Holdings, which issues most of the unsecured debt. At August 31, 2005, the estimated pledge value of this portfolio, along with the undrawn portion of Holdings' committed credit facility (see "Liquidity, Funding and Capital Resources—Credit Facilities" in this MD&A), totaled approximately $19.1 billion. Cash and unencumbered liquid assets that are presumed to be "trapped" in a Restricted Subsidiary or required for operational purposes are not counted as available liquidity to Holdings and its Unrestricted Subsidiaries.

Our liquidity pool is expected to be available to cover expected cash outflows in a stressed liquidity environment including:

•
The repayment of all unsecured debt of Holdings and its Unrestricted Subsidiaries maturing within twelve months ($12.1 billion at August 31, 2005). We assume that, in a stressed liquidity environment, we will have no access to the unsecured debt market for a full year.

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

•
The funding of anticipated equity repurchases as we manage our equity base, including offsetting the dilutive effect of our employee incentive plans (see "Liquidity, Funding and Capital Resources—Stock Repurchase Program" in this MD&A).

These projected outflows are re-assessed weekly and as they change we adjust the size requirement for the liquidity pool.

The liquidity of the Restricted Subsidiaries is separately managed to comply with their applicable liquidity and capital requirements and to minimize dependence on Holdings and its Unrestricted Subsidiaries.

In addition to our liquidity pool described above, we have a significant amount of additional unencumbered assets as a result of our business activities. At August 31, 2005, the estimated pledge value of these unencumbered assets totaled approximately $36.2 billion, principally all of which was held by Restricted Subsidiaries.

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

•
Core deposit liabilities at Lehman Brothers Bank, FSB ("LBB") and Lehman Brothers Bankhaus AG ("LBBAG"). These regulated bank entities operate in a deposit-protected environment and are able to source relatively low-cost unsecured funds that are generally insulated from a Company-specific or market-liquidity event, thereby providing a reliable funding source for the selected assets they fund;

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

•
Less-liquid inventory, such as high-yield loans, private equity investments, commercial mortgages and certain real estate positions.

•
Unencumbered inventory, irrespective of collateral quality. Unencumbered inventory outside of Restricted Subsidiaries, unless intentionally held as part of the liquidity pool, is conservatively assumed to be unfundable on a secured basis due to operational inefficiencies (for example, because it is in transit between depositaries). We do not assume we can improve operational effectiveness during a liquidity event and therefore intentionally fund all unencumbered positions that are not boxed with cash capital.

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

At August 31, 2005 and November 30, 2004, we had $15 billion and $10 billion, respectively, of cash capital surpluses across all legal entities. Total cash capital surplus across all entities of $15 billion at August 31, 2005 increased over November 30, 2004 primarily as a result of increases in cash capital sources (primarily higher long-term debt and core deposit liabilities at LBB). Of the $15 billion and $10 billion of cash capital surpluses at August 31, 2005 and November 30, 2004, respectively, $6 billion and $7 billion, respectively, were available to Holdings and its Unrestricted Subsidiaries. We target maintaining a cash capital surplus available to Holdings and its Unrestricted Subsidiaries of not less than $2 billion.

Reliable secured funding capacity.    We have adopted what management believes to be a conservative approach to secured funding by depending on it only to the extent it is deemed reliable in all market environments. We regularly perform a detailed assessment of our secured funding capacity by asset class and by counterparty to determine how much is reliable in a stressed liquidity environment. Reliable secured funding capacity usually is set at a significant discount to normal funding capacity. In particular, less liquid inventory such as high-yield loans and commercial mortgages are funded entirely with cash capital—any short-term secured funding that might exist for these asset classes in a normal market environment is not considered to be reliable.

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

Total Capital

In millions	August 31, 2005	November 30, 2004

Long-term debt:
Senior notes	$59,285	$53,561
Subordinated notes	1,836	1,925
Junior subordinated notes	1,799	1,000

	62,920	56,486

Stockholders' equity:
Preferred stockholders' equity	1,095	1,345
Common stockholders' equity	15,239	13,575

	16,334	14,920

Total Capital	$79,254	$71,406

Our Total Capital increased 11% to $79.3 billion at August 31, 2005 from $71.4 billion at November 30, 2004. The increase in Total Capital primarily resulted from a net increase in long-term debt (including an increase in Junior subordinated notes of $799 million) and increased equity from the retention of earnings. These increases were partially offset by our redemption, on May 31, 2005, of all of our issued and outstanding Fixed/Adjustable Rate Cumulative Preferred Stock, Series E, for an aggregate $250 million plus accrued dividends.

Total stockholders' equity plus Junior subordinated notes totaled $18.1 billion and $15.9 billion at August 31, 2005 and November 30, 2004, respectively. We believe total stockholders' equity plus Junior subordinated notes to be a more meaningful measure of our equity because the Junior subordinated notes are subordinated and have maturities at issuance from 30 to 49 years. In addition, a leading rating agency views these securities as equity capital for purposes of calculating net leverage. See "Liquidity, Funding and Capital Resources—Balance Sheet and Financial Leverage" in this MD&A.

We actively manage long-term debt to minimize refinancing risk and investor concentration. We set limits for the amount maturing over any three, six and twelve month horizon at 10%, 15% and 25% of outstanding long-term debt, respectively—that is, $6.3 billion, $9.4 billion and $15.7 billion, respectively, at August 31, 2005. If we were to operate with debt above these levels, we would not include the additional amount as a source of cash capital. We seek to diversify our creditor base when issuing unsecured debt.

LEHMAN BROTHERS HOLDINGS INC.
Management's Discussion and Analysis of Financial Condition and Results of Operations

The quarterly long-term-debt maturity schedule over the next five years at August 31, 2005 is as follows:

Long-Term-Debt Maturity Profile

(1)
Extendibles are debt instruments with an extendible maturity date; i.e., unless debt holders instruct us to redeem their debt with at least a one-year notification period, the maturity date of these instruments is automatically extended. Extendibles are included in long-term debt if the earliest maturity date is at least one year away. Based on experience, we expect the majority of these extendibles to remain outstanding beyond their earliest maturity date and "roll" through the long-term-debt maturity profile.

Long-term debt increased to $62.9 billion at August 31, 2005 from $56.5 billion at November 30, 2004 and had weighted-average maturities of 5.9 years and 5.2 years at August 31, 2005 and November 30, 2004, respectively. Senior notes increased to $59.3 billion at August 31, 2005 from $53.6 billion at November 30, 2004, Subordinated notes declined to $1.8 billion at August 31, 2005 from $1.9 billion at November 30, 2004 and Junior subordinated notes increased to $1.8 billion at August 31, 2005 from $1.0 billion at November 30, 2004. For additional information about payments and maturities of Long-term debt, see the Consolidated Statement of Cash Flows.

Junior subordinated notes.    In January 2005, Lehman Brothers Holdings Capital Trust VI (the "Capital Trust") sold 9 million shares of 6.24% Preferred Securities, Series N, liquidation amount $25.00 per share. A corresponding $225 million principal amount of junior subordinated notes were issued by Holdings to the Trust, which are classified in Junior subordinated notes in the Consolidated Statement of Financial Condition. The Series N Preferred Securities have a mandatory redemption date of January 18, 2054 and may be redeemed at our option in whole or in part on or after January 18, 2010.

In March 2005, Lehman Brothers UK Capital Funding LP, a UK limited partnership (the general partner of which is an indirect wholly-owned subsidiary of Holdings), issued in aggregate €225 million non-voting non-cumulative perpetual preferred securities (the "Preferred Securities"). A corresponding €225 million principal amount of subordinated notes, which are classified in Junior subordinated notes in the Consolidated Statement of Financial Condition, were issued by Lehman Brothers Holdings Plc to Lehman Brothers UK Capital Funding LP. The Preferred Securities have no mandatory redemption date but may be redeemed at our option in whole or in part on March 30, 2010 and annually thereafter.

In August 2005, Lehman Brothers Holdings E-Capital Trust I (the "ECAPS Trust") issued $300 million aggregate liquidation amount of Floating Rate Enhanced Capital Advantaged Preferred Securities (the "ECAPS"), which represent preferred undivided beneficial ownership interests in the assets of the ECAPS Trust. The assets of the

LEHMAN BROTHERS HOLDINGS INC.
Management's Discussion and Analysis of Financial Condition and Results of Operations

ECAPS Trust consist solely of LLC preferred securities (the "LLC preferred securities"), representing the preferred interests in Lehman Brothers Holdings E-Capital LLC I (the "LLC"). The ECAPS Trust and LLC will dissolve no later than August 19, 2065. The LLC initially will have no assets other than Holdings' $300 million floating rate subordinated debenture due 2035 (the "Debenture"), which is included in Junior subordinated notes in the Consolidated Statement of Financial Condition, and certain U.S. government obligations and commercial paper of entities not affiliated with us. The LLC preferred securities will be redeemable by the LLC, in whole or in part, from time to time on or after August 19, 2010.

The proceeds of the Junior subordinated note issuances were used for general corporate purposes. We accounted for these transactions in accordance with FIN 46R and, accordingly, did not consolidate the Capital Trust, the UK limited partnership, the ECAPS Trust or the LLC. For more complete descriptions of the terms and conditions of these transactions, see Holdings' Current Reports on Form 8-K filed with the SEC on January 18, 2005, April 4, 2005 and August 18, 2005.

Credit Facilities

We maintain a revolving credit agreement (the "Credit Agreement") with a syndicate of banks under which the banks have committed to provide up to $1.5 billion through April 2007. The Credit Agreement contains covenants that require, among other things, that we maintain a specified level of tangible net worth. We also maintain a $1.0 billion multi-currency unsecured committed revolving credit facility with a syndicate of banks for LBBAG (the "Facility"). The Facility has a term of three-and-a-half years expiring on April 26, 2008. There were no borrowings outstanding under either the Credit Agreement or the Facility at August 31, 2005, although drawings were made under both and repaid from time to time during the 2005 nine months.

Cash Flows

Cash and cash equivalents declined $1.1 billion at August 31, 2005 compared with November 30, 2004, as net cash used in operating activities of $8.2 billion—attributable primarily to growth in securities and other inventory positions owned—coupled with net cash used in investing activities of $294 million exceeded net cash provided by financing activities of $7.4 billion. Cash and cash equivalents declined by $5.1 billion at August 31, 2004 compared with November 30, 2003, as net cash used in operating activities of $8.7 billion—primarily attributable to growth in secured financing activities—coupled with net cash used in investing activities of $368 million exceeded net cash provided by financing activities of $4.0 billion.

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

Total Assets and Net Assets

In millions	August 31, 2005	November 30, 2004

Total assets	$384,295	$357,168
Cash and securities segregated and on deposit for regulatory and other purposes	(4,531)	(4,085)
Securities received as collateral	(5,419)	(4,749)
Securities purchased under agreements to resell	(98,855)	(95,535)
Securities borrowed	(78,020)	(74,294)
Identifiable intangible assets and goodwill	(3,262)	(3,284)

Net assets	$194,208	$175,221

Our total assets increased $27.1 billion to $384.3 billion at August 31, 2005 compared with $357.2 billion at November 30, 2004, primarily due to an increase in net assets. Our net assets increased $19.0 billion to $194.2 billion at August 31, 2005 compared with $175.2 billion at November 30, 2004, primarily due to an increase in mortgages, mortgage-backed and real estate inventory positions, principally residential whole-loan positions to be securitized. We believe net assets is a more useful measure than total assets to investors when comparing companies in the securities industry because it excludes certain assets considered to have a low risk profile (including Cash and securities segregated and on deposit for regulatory and other purposes, Securities received as collateral, Securities

LEHMAN BROTHERS HOLDINGS INC.
Management's Discussion and Analysis of Financial Condition and Results of Operations

purchased under agreements to resell and Securities borrowed) and Identifiable intangible assets and goodwill. This definition of net assets is used by many of our creditors and a leading rating agency to evaluate companies in the securities industry.

Our net assets consist primarily of inventory necessary to facilitate customer-flow activities and, to a lesser degree, proprietary activities. As such, our mix of net assets is subject to change depending primarily on customer demand. In addition, due to the nature of our customer-flow activities and based on our business outlook, the overall size of our balance sheet will fluctuate from time to time and, at specific points in time, may be higher than the year-end or quarter-end amounts. Our total and net assets at quarter ends over the eight quarters ended August 31, 2005 were, on average, approximately 6% lower than our total and net assets based on monthly averages over the same periods.

Leverage ratios.    Balance sheet leverage ratios are one measure used to evaluate the capital adequacy of a company. Our gross leverage ratio is calculated as total assets divided by total stockholders' equity. Our gross leverage ratios were 23.5x and 23.9x at August 31, 2005 and November 30, 2004, respectively. We believe net leverage, based on net assets as defined above (which excludes certain assets considered to have a low risk profile and Identifiable intangible assets and goodwill) divided by tangible equity capital (Total stockholders' equity plus Junior subordinated notes, less Identifiable intangible assets and goodwill), to be a more meaningful measure of leverage in evaluating companies in the securities industry than gross leverage. This definition of net leverage is used by many of our creditors and a leading rating agency. Our net leverage ratio declined to 13.1x at August 31, 2005 from 13.9x at November 30, 2004 as we increased our tangible equity capital proportionately more than we increased our net assets. We believe tangible equity capital to be a more representative measure of our equity for purposes of calculating net leverage because Junior subordinated notes are subordinated and have maturities at issuance from 30 to 49 years, and we do not view the amount of equity used to support Identifiable intangible assets and goodwill as available to support our remaining net assets. Tangible equity capital and our leverage ratios are as follows at August 31, 2005 and November 30, 2004:

Tangible Equity Capital and Leverage Ratios

In millions	August 31, 2005	November 30, 2004

Total stockholders' equity	$16,334	$14,920
Junior subordinated notes(1)	1,799	1,000
Identifiable intangible assets and goodwill	(3,262)	(3,284)

Tangible equity capital	$14,871	$12,636

Gross leverage	23.5x	23.9x

Net leverage	13.1x	13.9x

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

The principal purposes of our stock repurchase program are to manage our equity capital relative to the growth of our business and our risk requirements, including the dilutive effect of equity-based employee incentive programs. The repurchase program is effected through regular open-market purchases as well as through the acquisition of mature shares from employees upon stock option exercises and the withholding of shares for required tax withholding upon option exercises and conversion of restricted stock units to freely-tradeable common stock. During the 2005 three and nine months, we repurchased approximately 9.3 million and 26.2 million shares, respectively, of our common stock at an aggregate cost of approximately $936 million and $2.5 billion, respectively, or $101.17 and $94.37 per share, respectively, as authorized by our Board of Directors.

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

At October 11, 2005, the short- and long-term debt ratings of Holdings and Lehman Brothers Inc. ("LBI") were as follows:

Credit Ratings

	Holdings		LBI
	Short- term	Long- term	Short- term	Long- term(1)

Moody's Investors Service	P-1	A1	P-1	Aa3(2)/A1
Standard & Poor's	A-1	A+	A-1+	AA-/A+
Fitch Ratings	F-1+	A+	F-1+	A+/A
Dominion Bond Rating Service Limited	R-1 (middle)	A (high)	R-1 (middle)	AA (low)(2)/A (high)

(1)
Senior/subordinated.
(2)
Provisional ratings on shelf registration.

In July 2005, Fitch Ratings upgraded Holdings' and LBI's short-term debt ratings from F-1 to F-1+, Fitch's highest short-term rating.

On October 11, 2005, Standard & Poor's Ratings Services ("S&P") raised its long-term counterparty credit rating on Holdings to A+ with a stable outlook from A with a positive outlook, and also raised LBI's short- and long-term ratings by one notch. Other than S&P's ratings upgrades referred to above, the credit ratings of Holdings and LBI at August 31, 2005 were the same as set forth in the table above.

At August 31, 2005, we would have been required to post additional collateral pursuant to derivative contracts and other secured funding arrangements of approximately $0.9 billion in the event we were to experience a downgrade of our senior debt rating of one notch and $1.4 billion in the event we were to experience a downgrade of our senior debt rating of two notches.

LEHMAN BROTHERS HOLDINGS INC.
Management's Discussion and Analysis of Financial Condition and Results of Operations

Summary of Contractual Obligations and Commitments

In the normal course of business we enter into various commitments and guarantees, including lending commitments to high-grade and high-yield borrowers, private equity investment commitments, liquidity commitments and other guarantees. In all instances, we mark to market these commitments and guarantees, with changes in fair value recognized in Principal transactions in the Consolidated Statement of Income.

Lending-Related Commitments

Through our high-grade and high-yield sales, trading and underwriting activities, we make commitments to extend credit in loan syndication transactions. We use various hedging and funding strategies to actively manage our market, credit and liquidity exposures on these commitments. We do not believe total commitments necessarily are indicative of actual risk or funding requirements because the commitments may not be drawn or fully used and such amounts are reported before consideration of hedges. These commitments and any related drawdowns of these facilities typically have fixed maturity dates and are contingent on certain representations, warranties and contractual conditions applicable to the borrower. We define high-yield (non-investment-grade) exposures as securities of or loans to companies rated BB+ or lower or equivalent ratings by recognized credit rating agencies, as well as non-rated securities or loans that, in management's opinion, are non-investment grade. From time to time, we provide contingent commitments to investment and non-investment-grade counterparties related to acquisition financing. Our expectation is, and our past practice has been, to distribute through loan syndications to investors substantially all the credit risk associated with these loans, if closed, consistent with our credit facilitation framework. We do not believe these commitments are necessarily indicative of our actual risk because the borrower may not complete a contemplated acquisition or, if the borrower completes the acquisition, it often will raise funds in the capital markets instead of drawing on our commitment. In addition, our mortgage origination platforms make commitments to extend mortgage loans, and our Capital Markets businesses enter into secured financing commitments.

Lending-related commitments at August 31, 2005 and November 30, 2004 were as follows:

	Amount of Commitment Expiration per Period					Total Contractual Amount
In millions	2005	2006	2007- 2008	2009- 2010	2011 and Later	August 31, 2005	November 30, 2004

High grade(1)	$378	$2,171	$2,848	$7,469	$637	$13,503	$10,677
High yield(2)	476	592	1,418	1,948	1,237	5,671	4,438
Investment-grade contingent acquisition facilities	1,341	2,275	—	—	—	3,616	1,475
Non-investment-grade contingent acquisition facilities	1,058	4,579	—	—	—	5,637	4,244
Mortgage commitments	11,324	46	320	620	—	12,310	12,835
Secured lending transactions, including forward starting resale and repurchase agreements	74,040	10,985	751	144	1,178	87,098	105,879

(1)
We view our net credit exposure for high-grade commitments, after consideration of hedges, to be $5.5 billion and $4.1 billion at August 31, 2005 and November 30, 2004, respectively.
(2)
We view our net credit exposure for high-yield commitments, after consideration of hedges, to be $4.6 billion and $3.5 billion at August 31, 2005 and November 30, 2004, respectively.

See Note 7 to the Consolidated Financial Statements for additional information about our lending-related commitments.

LEHMAN BROTHERS HOLDINGS INC.
Management's Discussion and Analysis of Financial Condition and Results of Operations

Other Commitments and Guarantees

Other commitments and guarantees at August 31, 2005 and November 30, 2004 were as follows:

	Amount of Commitment Expiration per Period					Notional/Maximum Amount
In millions	2005	2006	2007- 2008	2009- 2010	2011 and Later	August 31, 2005	November 30, 2004

Derivative contracts(1)	$68,439	$86,134	$107,217	$94,403	$176,228	$532,421	$470,641
Municipal-securities-related commitments	485	39	44	46	2,546	3,160	7,179
Other commitments with special purpose entities	3,134	—	94	127	3,105	6,460	5,261
Standby letters of credit	1,171	787	—	—	—	1,958	1,703
Private equity and other principal investment commitments	161	266	377	126	—	930	695

(1)
We believe the fair value of these derivative contracts is a more relevant measure of the obligations because we believe the notional amount overstates the expected payout. At August 31, 2005 and November 30, 2004 the fair value of these derivative contracts approximated $10.3 billion and $9.0 billion, respectively.

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

We incur short-term interest rate risk in the course of facilitating the orderly flow of customer transactions through the maintenance of government and other bond inventories. Market-making in high-grade corporate bonds and high-yield instruments exposes us to additional risk due to potential variations in credit spreads. Trading in international markets exposes us to spread risk between the term structure of interest rates in different countries. Mortgages and mortgage-related securities are subject to prepayment risk. Trading in derivatives and structured products exposes us to changes in the volatility of interest rates. We actively manage interest rate risk through the use of interest rate futures, options, swaps, forwards and offsetting cash-market instruments. Inventory holdings, concentrations and agings are monitored closely and used by management to selectively hedge or liquidate undesirable exposures.

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

Value at Risk—Revenue Volatility

	VaR at			Average VaR Three Months Ended
In millions	8/31/05	5/31/05	11/30/04	8/31/05	5/31/05	11/30/04

Interest rate risk	$26.0	$24.3	$22.0	$24.9	$23.6	$21.8
Equity price risk	11.8	11.5	11.0	11.5	11.3	10.6
Foreign exchange risk	2.5	2.3	2.8	2.4	2.3	2.8
Diversification benefit	(5.6)	(8.3)	(7.9)	(6.6)	(7.2)	(7.8)

	$34.7	$29.8	$27.9	$32.2	$30.0	$27.4

	VaR Three Months Ended
	August 31, 2005		May 31, 2005		November 30, 2004
In millions	High	Low	High	Low	High	Low

Interest rate risk	$26.0	$23.9	$24.3	$23.0	$22.3	$20.9
Equity price risk	11.8	11.0	11.9	11.0	11.0	10.3
Foreign exchange risk	2.5	2.3	2.6	2.2	2.9	2.7
Total	34.7	30.3	31.2	29.5	28.9	26.3

Average VaR of $32.2 million for the three months ended August 31, 2005 increased from $30.0 million for the three months ended May 31, 2005, attributable to slightly higher interest rate risk and a lower diversification benefit.

VaR based on net revenue volatility is just one tool we use in evaluating firmwide risk. Another risk measurement tool is a model-based approach, using end-of-day positions, and modeling market risk, counterparty credit risk and event risk. Using this model-based approach, our average firmwide risk in the 2005 third quarter declined slightly compared with the 2005 second quarter due to lower event risk, partially offset by slightly higher market risk.

The market risk component of the model-based risk measurement approach is based on an historical simulation VaR using end-of-day positions to determine the revenue loss at a 95% confidence level over a one-day time horizon. Specifically, the historical simulation approach involves constructing a distribution of hypothetical daily changes in the value of our financial instruments based on risk factors embedded in the current portfolio and historical

LEHMAN BROTHERS HOLDINGS INC.
Management's Discussion and Analysis of Financial Condition and Results of Operations

observations of daily changes in these risk factors. VaR based on this approach was $36.7 million at August 31, 2005, up from $33.9 million at May 31, 2005 primarily attributable to higher equity price risk and up from $29.6 million at November 30, 2004 primarily attributable to higher equity price risk and a lower diversification benefit.

It is implicit in an historical simulation VaR methodology that positions will have offsetting risk characteristics, referred to as diversification benefit. We measure the diversification benefit within our portfolio of financial instruments by historically simulating how the positions in our current portfolio would have behaved in relation to each other (as opposed to using a static estimate of a diversification benefit, which remains relatively constant from period to period). Thus, from time to time there will be changes in our historical simulation VaR due to changes in the diversification benefit across our portfolio of financial instruments. Average historical simulation VaR was $38.8 million in the 2005 third quarter, up from $34.7 million in the 2005 second quarter primarily due to a lower diversification benefit and up from $29.6 million in the 2004 fourth quarter due to higher equity price risk and a lower diversification benefit.

As with any predictive model, VaR measures have inherent limitations and we could incur losses greater than the VaR reported above. These limitations include: historical market conditions and historical changes in market risk factors may not be accurate predictors of future market conditions or future market risk factors and VaR measurements are based on current positions, while future risk depends on future positions. In addition, a one-day historical simulation VaR does not fully capture the market risk of positions that cannot be liquidated or hedged within one day.

In addition, because there is no uniform industry methodology for estimating VaR, different assumptions and methodologies could produce materially different results and therefore caution should be used when comparing such risk measures across firms. We believe our methods and assumptions used in these calculations are reasonable and prudent.

Distribution of Daily Trading Net Revenues

Substantially all of our inventory positions are marked to market daily with changes recorded in net revenues. The following chart sets forth the frequency distribution for daily trading net revenues for our Capital Markets and Investment Management business segments (excluding asset management fees) for the third quarters of 2005 and 2004.

As discussed throughout this MD&A, we seek to reduce risk through the diversification of our businesses and a focus on customer-flow activities. This diversification and focus, combined with our risk management controls and processes, helps mitigate the net revenue volatility inherent in our trading activities. Although historical performance is not necessarily indicative of future performance, we believe our focus on business diversification and customer-flow activities should continue to reduce the volatility of future trading net revenues.

LEHMAN BROTHERS HOLDINGS INC.
Management's Discussion and Analysis of Financial Condition and Results of Operations

Daily Trading Net Revenues

In the third quarters of 2005 and 2004, daily trading net revenues did not exceed losses of $15 million on any single day.

Critical Accounting Policies and Estimates

Our financial statements are prepared in conformity with generally accepted accounting principles, many of which require the use of estimates and assumptions. We believe the estimates used in preparing our financial statements are reasonable and prudent. Actual results could differ from these estimates, particularly in light of the industry in which we operate. The following is a summary of our critical accounting policies and estimates. See Note 1 to the Consolidated Financial Statements for a full description of these and other accounting policies.

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

When evaluating the extent to which estimates may be required in determining the fair values of assets and liabilities reflected in our financial statements, we believe it is useful to analyze the balance sheet as shown in the following table:

LEHMAN BROTHERS HOLDINGS INC.
Management's Discussion and Analysis of Financial Condition and Results of Operations

Summary Balance Sheet

In millions	August 31, 2005

Assets
Securities and other inventory positions owned	$166,762	44%
Securities received as collateral	5,419	1
Collateralized agreements	176,875	46
Receivables and other assets	31,977	8
Identifiable intangible assets and goodwill	3,262	1

Total assets	$384,295	100%

Liabilities and Stockholders' Equity
Securities and other inventory positions sold but not yet purchased	$97,171	25%
Obligation to return securities received as collateral	5,419	1
Collateralized financing	143,399	37
Payables and other accrued liabilities	59,052	16
Total capital	79,254	21

Total liabilities and stockholders' equity	$384,295	100%

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

Derivatives and other contractual agreements.    The fair values of derivative assets and liabilities at August 31, 2005 were $17.9 billion and $16.8 billion, respectively (see Note 3 to the Consolidated Financial Statements). Included within these amounts were exchange-traded derivative assets and liabilities of $1.9 billion and $1.9 billion, respectively, for which fair value is determined based on quoted market prices. The fair values of our OTC derivative assets and liabilities at August 31, 2005 were $16.0 billion and $14.9 billion, respectively.

The majority of our OTC derivatives are transacted in liquid trading markets for which fair value is determined using pricing models with readily observable market inputs. Examples of such derivatives include interest rate swap contracts, TBAs, foreign exchange forward and option contracts in G-7 currencies and equity swap and option contracts on listed securities. However, the determination of fair value of certain less-liquid derivatives required the use of significant estimates. Such derivatives include certain credit derivatives, equity option contracts with terms greater than five years, and certain other complex derivatives we provide to clients. We strive to limit the use of significant estimates by using consistent pricing assumptions between reporting periods and using observed market data for model inputs whenever possible. As the market for complex products develops, we refine our pricing models based on market experience to use the most current indicators of fair value.

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

When quoted prices are not available, fair value is determined based on pricing models or other valuation techniques, including the use of implied pricing from similar instruments. Pricing models typically are used to derive fair value based on the net present value of estimated future cash flows including adjustments, when appropriate, for liquidity, credit and/or other factors. For the vast majority of instruments valued through pricing models, significant estimates are not required because the market inputs to such models are readily observable and liquid trading markets provide clear evidence to support the valuations derived from such pricing models. Examples of inventory valued using pricing models or other valuation techniques for which the use of management estimates are necessary include certain mortgages and mortgage-backed positions, real estate inventory, non-investment-grade retained interests, certain derivative and other contractual agreements, certain high-yield positions and certain private equity and other principal investments.

Mortgages, mortgage-backed and real estate inventory positions.    Mortgages and mortgage-backed positions include mortgage loans (both residential and commercial) and non-agency mortgage-backed securities. We are a market leader in mortgage-backed securities trading. We originate residential and commercial mortgage loans as an extension of our securitization activities. In the 2005 nine months we originated approximately $65.5 billion of residential mortgage loans and we securitized approximately $93.9 billion of residential mortgage loans, including both originated loans and those we acquired in the secondary market. See Note 4 to the Consolidated Financial Statements for additional information about our securitization activities.

We record mortgage loans at fair value, with related mark-to-market gains and losses recognized in Principal transactions in the Consolidated Statement of Income. Management estimates generally are not required in determining the fair value of residential mortgage loans because these positions are securitized frequently. Certain commercial mortgage loans and investments, due to their less liquid nature, may require management estimates in determining fair value. Fair value for these positions is generally based on analyses of both cash flow projections and underlying property values. We use independent appraisals to support our assessment of the property in determining fair value for these positions. Fair value for approximately $3.7 billion and $3.8 billion at August 31, 2005 and November 30, 2004, respectively, of our total mortgage loan inventory is determined using the above valuation methodologies, which may involve the use of significant estimates. Because a portion of these assets has been financed on a non-recourse basis, our net investment position is limited to $2.7 billion and $2.9 billion at August 31, 2005 and November 30, 2004, respectively.

We invest in real estate through direct investments in equity and debt. We record real estate held for sale at the lower of cost or fair value. The assessment of fair value generally requires the use of management estimates and generally is based on property appraisals provided by third parties and also incorporates an analysis of the related property cash flow projections. We had real estate investments of approximately $10.1 billion and $10.7 billion at August 31, 2005 and November 30, 2004, respectively. Because a significant portion of these assets has been financed on a non-recourse basis, our net investment position was limited to $5.4 billion and $4.1 billion at August 31, 2005 and November 30, 2004, respectively.

High yield.    We underwrite, invest and make markets in high-yield corporate debt securities. We also syndicate, trade and invest in loans to below-investment-grade-rated companies. For purposes of this discussion, high-yield debt instruments are defined as securities of or loans to companies rated BB+ or lower or equivalent ratings by recognized credit rating agencies, as well as non-rated securities or loans that, in management's opinion, are non-investment grade. Non-investment-grade securities generally involve greater risks than investment-grade securities due to the issuer's creditworthiness and the lower liquidity of the market for such securities. In addition, these issuers generally have relatively higher levels of indebtedness resulting in an increased sensitivity to adverse economic conditions. We recognize these risks and seek to reduce market and credit risk through the diversification of our products and counterparties. High-yield debt instruments are carried at fair value, with unrealized gains and losses reflected in Principal transactions in the Consolidated Statement of Income. Such instruments at August 31, 2005 and November 30, 2004 included long positions with an aggregate fair value of approximately $5.2 billion and $4.5 billion, respectively, and short positions with an aggregate fair value of approximately $0.4 billion and $0.6 billion, respectively. At August 31, 2005 and November 30, 2004, the largest industry concentrations were 25% and 17%, respectively, categorized within the finance and insurance and manufacturing industrial classifications, respectively. The largest geographic concentrations at August 31, 2005 and November 30, 2004 were 66% and 54%,

LEHMAN BROTHERS HOLDINGS INC.
Management's Discussion and Analysis of Financial Condition and Results of Operations

respectively, in the United States at both dates. The majority of these positions are valued using broker quotes or listed market prices. However, at August 31, 2005 and November 30, 2004, approximately $880 million and $650 million, respectively, of these positions were valued using other valuation techniques because there was little or no trading activity. In such instances, we use prudent judgment in determining fair value, which may involve using analyses of credit spreads associated with pricing of similar instruments or other valuation techniques. We mitigate our aggregate and single-issuer net exposure through the use of derivatives, non-recourse financing and other financial instruments.

Private equity and other principal investments.    Our Private Equity business operates in five major asset classes: Merchant Banking, Real Estate, Venture Capital, Fixed Income Related Investments and Private Funds Investments. We have raised privately-placed funds in all of these classes, for which we act as general partner and in which we have general and in some cases limited partner interests. In addition, we generally co-invest in the investments made by the funds or may make other non-fund-related direct investments. We carry our private equity investments, including our general and limited partnership interests, at fair value. At both August 31, 2005 and November 30, 2004, our private-equity-related investments totaled $1.5 billion. The real estate industry represented the highest concentrations at 33% and 25% at August 31, 2005 and November 30, 2004, respectively, and the largest single-investment exposures were $103.0 million and $101.0 million, at those respective dates.

The determination of fair value for these investments often requires the use of estimates and assumptions because these investments generally are less liquid and often contain trading restrictions. At August 31, 2005 and November 30, 2004, we estimate that approximately $179.0 million and $229.0 million, respectively, of these investments have readily determinable fair values because they are publicly-traded securities with limited remaining trading restrictions. For the remainder of these positions, fair value is based on our assessment of the underlying investments incorporating valuations that consider expected cash flows, earnings multiples and/or comparisons to similar market transactions. Valuation adjustments, which may involve the use of significant management estimates, are an integral part of pricing these instruments, reflecting consideration of credit quality, concentration risk, sale restrictions and other liquidity factors. Additional information about our private equity and other principal investment activities, including related commitments, can be found in Note 7 to the Consolidated Financial Statements.

Non-investment-grade retained interests.    We held approximately $0.8 billion and $0.9 billion of non-investment-grade retained interests at August 31, 2005 and November 30, 2004, respectively. Because these interests primarily represent the junior interests in securitizations for which there are not active trading markets, estimates generally are required in determining fair value. We value these instruments using prudent estimates of expected cash flows and consider the valuation of similar transactions in the market. See Note 4 to the Consolidated Financial Statements for additional information about the effect of adverse changes in assumptions on the fair value of these interests.

Identifiable Intangible Assets and Goodwill

Determining the fair values and useful lives of certain assets acquired and liabilities assumed in business acquisitions—intangible assets in particular—requires significant judgment. In addition, we are required to assess for impairment goodwill and other intangible assets with indefinite lives at least annually using fair value measurement techniques. Periodically estimating the fair value of a reporting unit and intangible assets with indefinite lives involves significant judgment and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant effect on whether or not an impairment charge is recognized and the magnitude of such a charge. We completed our last goodwill impairment test as of August 31, 2005, and no impairment was identified.

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

Consolidated Supervised Entity.    In June 2004 the Securities and Exchange Commission (the "SEC") approved a rule establishing a voluntary framework for comprehensive, group-wide risk management procedures and consolidated supervision of certain financial services holding companies. The framework is designed to minimize the duplicative regulatory burdens on U.S. securities firms resulting from the European Union (the "EU") Directive (2002/87/EC) concerning the supplementary supervision of financial conglomerates active in the EU. The rule also would allow LBI to use an alternative method, based on internal models, to calculate net capital charges for market and derivative-related credit risk. Under this rule, the SEC will regulate the holding company and any unregulated affiliate of a registered broker-dealer pursuant to an undertaking to be provided by Holdings, including subjecting the holding company to capital requirements generally consistent with the International Convergence of Capital Measurement and Capital Standards published by the Basel Committee on Banking Supervision. We began the application process with the SEC in early 2005 for permission to operate under the rule and anticipate final approval before the end of this fiscal year. We cannot predict the effect these changes, which would become effective in December 2005, would have on our businesses; however, compliance with consolidated supervision and the imposition of revised capital standards could affect our decisions with respect to raising and using capital.

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

IPO Allocation Cases (reported in the Form 10-K)

In re Initial Public Offering Antitrust Litigation.    In September 2005, the Second Circuit reversed the New York District Court's dismissal of the IPO antitrust action, holding that the alleged conduct was not impliedly immune from the antitrust laws and remanding the case to the district court for further proceedings.

Breakaway Solutions Actions.    In September 2005, Breakaway Solutions Inc. filed an action in New York State Supreme Court, naming LBI and two other underwriters, as the co-managers and lead underwriters of its initial public offering, as defendants. The action alleges that LBI, as a co-manager and in conjunction with the other underwriter defendants, breached a fiduciary duty to Breakaway and breached the covenant of good faith and fair dealing implied in the underwriting agreement among Breakaway and the underwriters by allegedly underpricing Breakaway's shares in the IPO. Unlike the Delaware Chancery Court action previously reported, which Breakaway purports to bring on behalf of a class of issuers, this action concerns claims brought only on behalf of Breakaway.

Research Analyst Independence Litigations (reported in the Form 10-K and Holdings' Quarterly Report on Form 10-Q for the quarter ended May 31, 2005)

In Swack, et al. v. Lehman Brothers Inc., which relates to LBI's research on Razorfish, Inc., the United States District Court for the District of Massachusetts issued an order in August 2005 granting LBI's motion to dismiss the action. In September 2005, the parties filed a stipulation of dismissal, ending the litigation.

In the civil action brought by the Attorney General of West Virginia, in September 2005, the Circuit Court of Marshall County, West Virginia, issued a Dismissal Order dismissing the case with prejudice.

WorldCom Litigation (reported in the Form 10-K and Holdings' Quarterly Reports on Form 10-Q for the quarters ended February 28 and May 31, 2005)

In re WorldCom Inc. Securities Litigation.    In September 2005, the New York District Court entered a judgment granting final approval to the settlement.

LEHMAN BROTHERS HOLDINGS INC.
PART II—OTHER INFORMATION

Wright et al. v. Lehman Brothers Holdings Inc. et al.

        In August 2005, A. Vernon Wright and Dynoil Refining LLC sued Holdings, LBI and two current and one former Lehman Brothers employees, in Los Angeles Superior Court. Plaintiffs claim negligence, breach of contract, breach of duties of good faith and fair dealing and of fiduciary duty, interference with prospective business advantage and misappropriation of trade secrets. Plaintiffs allege that Wright provided Lehman with confidential information that Wright, along with certain Chinese interests, intended to buy Unocal, which Lehman allegedly passed to Chevron, preventing Wright from executing his plan. Plaintiffs seek $9.2 billion, the alleged value of the U.S. assets plaintiffs say they would have acquired.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information with respect to purchases made by or on behalf of Holdings or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended), of our common stock during the quarter ended August 31, 2005.

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)

Month # 1 (June 1—June 30, 2005)	2,895,827	$95.04	2,895,827	45,197,897
Month # 2 (July 1—July 31, 2005)	3,444,513	$102.96	3,444,513	41,753,384
Month # 3 (August 1—August 31, 2005)	2,912,586	$105.13	2,912,586	38,840,798

Total, June 1, 2005—August 31, 2005	9,252,926	$101.17	9,252,926	38,840,798

(1)
The information in this column includes shares of common stock withheld in satisfaction of the exercise price of stock options and tax withholding obligations upon option exercises and conversion of restricted stock units (collectively, "Offset Shares") as follows: 300,927 in June 2005, 503,513 in July 2005 and 448,486 in August 2005.
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
3.08	By-Laws of the Registrant, amended as of July 14, 2005 (incorporated by reference to Exhibit 3.01 to the Registrant's Current Report on Form 8-K filed with the SEC on July 20, 2005)
10.01
Lehman Brothers Holdings Inc.'s Amended and Restated Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on June 10, 2005)
11.01
Computation of Per Share Earnings (omitted in accordance with section (b)(11) of Item 601 of Regulation S-K; the computation of per share earnings is set forth in Part I, Item 1, in Note 8, Earnings per Common Share, to the Consolidated Financial Statements)
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

LEHMAN BROTHERS HOLDINGS INC.
PART II—OTHER INFORMATION

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

LEHMAN BROTHERS HOLDINGS INC. (Registrant)
Date: October 11, 2005	By:	/s/ Christopher M. O'Meara Chief Financial Officer, Controller and Executive Vice President (principal financial and accounting officer)

LEHMAN BROTHERS HOLDINGS INC.

EXHIBIT INDEX

Exhibit No.	Exhibit
12.01*	Computation of Ratios of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends
15.01	Letter of Ernst & Young LLP regarding Unaudited Interim Financial Information
31.01*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a)
31.02*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a)
32.01*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Enacted by Section 906 of the Sarbanes-Oxley Act of 2002
32.02*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Enacted by Section 906 of the Sarbanes-Oxley Act of 2002

*
Included in this booklet.