Form 10-K
period 2005-11-30
LEHMAN BROTHERS HOLDINGS INC
filed 2006-02-13
CIK 806085

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended November 30, 2005

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 1-9466

Lehman Brothers Holdings Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3216325 (I.R.S. Employer Identification No.)
745 Seventh Avenue New York, New York (Address of principal executive offices)	10019 (Zip Code)

Registrant's telephone number, including area code: (212) 526-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.10 par value	New York Stock Exchange Pacific Exchange
Depositary Shares representing 5.94% Cumulative Preferred Stock, Series C	New York Stock Exchange
Depositary Shares representing 5.67% Cumulative Preferred Stock, Series D	New York Stock Exchange
Depositary Shares representing 6.50% Cumulative Preferred Stock, Series F	New York Stock Exchange
Depositary Shares representing Floating Rate Cumulative Preferred Stock, Series G	New York Stock Exchange
6.375% Trust Preferred Securities, Series K, of Subsidiary Trust (and Registrant's guarantee thereof)	New York Stock Exchange
6.375% Trust Preferred Securities, Series L, of Subsidiary Trust (and Registrant's guarantee thereof)	New York Stock Exchange
6.00% Trust Preferred Securities, Series M, of Subsidiary Trust (and Registrant's guarantee thereof)	New York Stock Exchange
6.24% Trust Preferred Securities, Series N, of Subsidiary Trust (and Registrant's guarantee thereof)	New York Stock Exchange
Guarantee by Registrant of 7 5/8% Notes due 2006 of Lehman Brothers Inc.	New York Stock Exchange
6 1/4% Exchangeable Notes Due October 15, 2007 (subject to exchange into shares of common stock of General Mills, Inc.)	New York Stock Exchange
Absolute Buffer Notes Due July 29, 2008, Linked to the Dow Jones EURO STOXX50SM Index (SX5E)	American Stock Exchange
Absolute Buffer Notes Due July 7, 2008, Linked to the Dow Jones EURO STOXX 50SM Index (SX5E)	American Stock Exchange
Dow Jones Industrial Average 112.5% Minimum Redemption PrincipalPlus Stock Upside Note Securities® Due August 5, 2007	American Stock Exchange
Dow Jones Industrial Average Stock Upside Note Securities® Due April 29, 2010	American Stock Exchange
Index-Plus Notes Due December 23, 2009, Performance Linked to the Russell 2000® INDEX (RTY)	American Stock Exchange
Index-Plus Notes Due March 3, 2010, Linked to the S&P 500® Index (SPX)	American Stock Exchange
Index-Plus Notes Due November 15, 2009, Linked to the Dow Jones STOXX 50SM Index (SX5P)	American Stock Exchange
Index-Plus Notes Due September 28, 2009, Performance Linked to S&P 500® Index (SPX)	American Stock Exchange
Nasdaq-100® Index Rebound Risk AdjustiNG Equity Range SecuritiesSM Notes Due May 20, 2007	American Stock Exchange
Nasdaq-100® Index Rebound Risk AdjustiNG Equity Range SecuritiesSM Notes Due June 7, 2008	American Stock Exchange
Nikkei 225SM Index Call Warrants Expiring May 8, 2007	American Stock Exchange
Nikkei 225SM Index Stock Upside Note Securities® Due June 10, 2010	American Stock Exchange
Prudential Research Universe Diversified Equity Notes Due July 2, 2006, Linked to a Basket of Healthcare Stocks	American Stock Exchange
Return Accelerated PortfolIo Debt Securities Due September 3, 2006, Linked to the S&P® 500 Index (SPX)	American Stock Exchange
S&P 500® Index Callable Stock Upside Note Securities® Due November 6, 2009	American Stock Exchange
S&P 500® Index Stock Upside Note Securities® Due August 5, 2008	American Stock Exchange
S&P 500® Index Stock Upside Note Securities® Due December 26, 2006	American Stock Exchange
S&P 500® Index Stock Upside Note Securities® Due February 5, 2007	American Stock Exchange
S&P 500® Index Stock Upside Note Securities® Due September 27, 2007	American Stock Exchange
The Dow Jones Global TitansSM 50 Index Stock Upside Note Securities Due February 9, 2010	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer' in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the voting and nonvoting common equity held by non-affiliates of the Registrant at May 31, 2005 (the last business day of the Registrant's most recently completed second fiscal quarter) was approximately $24,370,000,000. As of that date, 264,317,470 shares of the Registrant's common stock, $0.10 par value per share, were held by non-affiliates. For purposes of this information, the outstanding shares of common stock that were and that may be deemed to have been beneficially owned by directors and executive officers of the Registrant were deemed to be shares of common stock held by affiliates at that date.

As of January 31, 2006, 270,408,498 shares of the Registrant's common stock, $.10 par value per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of Lehman Brothers Holdings Inc.'s Definitive Proxy Statement for its 2006 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated in Part III.

LEHMAN BROTHERS HOLDINGS INC.

LEHMAN BROTHERS HOLDINGS INC.

AVAILABLE INFORMATION

Lehman Brothers Holdings Inc. ("Holdings") files annual, quarterly and current reports, proxy statements and other information with the United States Securities and Exchange Commission ("SEC"). You may read and copy any document Holdings files with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549, U.S.A. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330 (or 1-202-551-8090). The SEC maintains an internet site that contains annual, quarterly and current reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. Holdings' electronic SEC filings are available to the public at http://www.sec.gov.

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

Holdings also makes available on http://www.lehman.com (i) its Corporate Governance Guidelines, (ii) its Code of Ethics (including any waivers therefrom granted to executive officers or directors) and (iii) the charters of the Audit, Compensation and Benefits, and Nominating and Corporate Governance Committees of its Board of Directors. These documents are also available in print without charge to any person who requests them by writing or telephoning:

Lehman Brothers Holdings Inc.
Office of the Corporate Secretary
1301 Avenue of the Americas
5th Floor
New York, New York 10019, U.S.A.
1-212-526-0858

In order to view and print the documents referred to above (which are in the.PDF format) on Holdings' internet site, you will need to have installed on your computer the Adobe® Acrobat® Reader® software. If you do not have Adobe Acrobat, a link to Adobe Systems Incorporated's internet site, from which you can download the software, is provided.

LEHMAN BROTHERS HOLDINGS INC.

PART I

ITEM 1. BUSINESS

As used herein, "Holdings" or the "Registrant" means Lehman Brothers Holdings Inc., a Delaware corporation, incorporated on December 29, 1983. Holdings and its subsidiaries are collectively referred to as the "Company," "Lehman Brothers," the "Firm," "we," "us" or "our". Our executive offices are located at 745 Seventh Avenue, New York, New York 10019, U.S.A., and our telephone number is 1-212-526-7000.

FORWARD-LOOKING STATEMENTS

Some of the statements contained or incorporated by reference in this Report, including those relating to the Company's strategy and other statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as "expects," "anticipates," "intends," "plans," "believes," "estimates" and similar expressions, are forward-looking statements within the meaning of Section 21E of the Exchange Act. These statements are not historical facts but instead represent only management's expectations, estimates and projections regarding future events. Similarly, these statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict, which may include, but are not limited to, the risk factors discussed in Item 1A below and the factors listed in Management's Discussion and Analysis of Financial Condition and Results of Operations—Certain Factors Affecting Results of Operations in Part II, Item 7, of this Report.

As a global investment bank, our results of operations have varied significantly in response to global economic and market trends and geopolitical events. The nature of our business makes predicting the future trends of revenues difficult. Caution should be used when extrapolating historical results to future periods. Our actual results and financial condition may differ, perhaps materially, from the anticipated results and financial condition in any forward-looking statements and, accordingly, readers are cautioned not to place undue reliance on such statements, which speak only as of the date on which they are made. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

LEHMAN BROTHERS

Lehman Brothers, an innovator in global finance, serves the financial needs of corporations, governments and municipalities, institutional clients and high-net-worth individuals worldwide. We provide a full array of equities and fixed income sales, trading and research, investment banking services and investment management and advisory services. Our worldwide headquarters in New York and regional headquarters in London and Tokyo are complemented by offices in additional locations in North America, Europe, the Middle East, Latin America and the Asia Pacific region. The Firm, through predecessor entities, was founded in 1850.

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

Our principal business activities are investment banking, capital markets and investment management. Through our investment banking, trading, research, structuring and distribution capabilities in equity and fixed income products, we continue to build on our client-flow business model, which is based on our principal focus of facilitating client transactions in all major global capital markets products and services. We generate client-flow revenues from institutional, corporate, government and high-net-worth clients by (i) advising on and structuring transactions specifically suited to meet client needs; (ii) serving as a market maker and/or intermediary in the global marketplace, including having securities and other financial instrument products available to allow clients to adjust their portfolios and risks across different market cycles; (iii) providing investment management and advisory services; and (iv) acting as an underwriter to clients. As part of our client-flow activities, we maintain inventory positions of varying amounts across a broad range of financial instruments. In addition, we also take proprietary trading and investment positions. The financial services industry is significantly influenced by worldwide economic conditions as well as other factors inherent in the global financial markets. As a result, revenues and earnings may vary from quarter to quarter and from year to year. We believe our client-flow orientation and the diversity of our business helps to mitigate overall

LEHMAN BROTHERS HOLDINGS INC.

revenue volatility. See Part I, Item 1A, Risk Factors, in this Report for a discussion of certain material risks to our business, financial condition and results of operations.

We operate in three business segments (each of which is described below): Investment Banking, Capital Markets and Investment Management. Financial information concerning the Company for the fiscal years ended November 30, 2005, 2004 and 2003, including the amount of net revenues contributed by each segment in such periods, is set forth in the Consolidated Financial Statements and Notes thereto in Part II, Item 8, of this Report. Information with respect to our operations by business segment and net revenues by geographic area is set forth under the captions Management's Discussion and Analysis of Financial Condition and Results of Operations—Business Segments and —Geographic Revenues in Part II, Item 7, of this Report, and in Note 18 to the Consolidated Financial Statements in Part II, Item 8, of this Report.

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

Investment Banking is made up of Advisory Services and Global Finance activities that serve our corporate, institutional and government clients. The segment is organized into global industry groups—Communications, Consumer/Retailing, Financial Institutions, Financial Sponsors, Healthcare, Industrial, Media, Natural Resources, Power, Real Estate and Technology—that include bankers who deliver industry knowledge and expertise to meet clients' objectives. Specialized product groups within Advisory Services include mergers and acquisitions ("M&A") and restructuring. Global Finance serves our clients' capital-raising needs through specialized product groups in underwriting, private placements, leveraged finance and other activities associated with debt and equity products. Product groups are partnered with relationship managers in the global industry groups to provide comprehensive financial solutions for clients.

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

Leveraged Finance.    Our global Leveraged Finance group provides comprehensive financing solutions for below-investment-grade clients across many industries through our high-yield bond, leveraged loan, bridge financing and mezzanine debt products.

Private Placements.    We have a dedicated Private Placement group focused on capital raising in the private equity and debt markets. Clients range from pre-initial public offering ("IPO") companies to well-established corporations that span many industries. The Private Placement group has experience in identifying sources, establishing structures

LEHMAN BROTHERS HOLDINGS INC.

and placing common stock, convertible preferred stock, subordinated debt and senior debt, as well as utilizing a variety of financing techniques, including mezzanine debt, securitizations, project financings and sale-leasebacks.

Capital Markets

The Capital Markets business segment primarily represents institutional client-flow activities including prime brokerage, research, mortgage origination and securitization, secondary-trading and financing activities in fixed income and equity products. These products include a wide range of cash, derivative, secured financing and structured instruments and investments. We are a leading global market-maker in numerous equity and fixed income products, including U.S., European and Asian equities, government and agency securities, money market products, corporate high-grade, high-yield and emerging market securities, mortgage- and asset-backed securities, preferred stock, municipal securities, bank loans, foreign exchange, financing and derivative products. We are one of the largest investment banks in terms of U.S. and pan-European listed equities trading volume and maintain a major presence in over-the-counter U.S. stocks, major Asian large capitalization stocks, warrants, convertible debentures and preferred issues. In addition, the secured financing business manages our equity and fixed income matched book activities, supplies secured financing to institutional clients and provides secured funding for our inventory of equity and fixed income products. The Capital Markets segment also includes proprietary activities as well as principal investing in real estate and private equity. Lehman Brothers combines the skills from the sales, trading and research areas of our Equities and Fixed Income Capital Markets businesses to serve the financial needs of our clients. This integrated approach enables us to structure and execute global transactions for clients and to provide worldwide liquidity in marketable securities.

Equities Capital Markets

The Equities Capital Markets business is responsible for our equities and equity-related operations and products worldwide. These products include listed and over-the-counter securities, American Depositary Receipts, convertibles, options, warrants and derivatives. We make markets in equity and equity-related securities and execute block trades on behalf of clients. We participate in the global equity and equity-related markets in all major currencies through our worldwide presence and membership in major stock exchanges. Equities Capital Markets is composed of Liquid Markets and Leveraged Businesses.

Liquid Markets.    Liquid Markets consists of our Single Stock cash trading, Flow Volatility and Program Trading businesses, which also includes Connectivity services. Single Stock trades are executed for clients in a conventional (calls to a sales person) or electronic fashion through external systems as well as our own LINKS platform. These trades can be executed manually or via algorithmic trading strategies based on client needs. Program Trading specializes in execution of trades on baskets of stocks, which can be executed on an agency or risk basis, as well as "riskless" arbitrage, in which we seek to benefit from temporary price discrepancies that occur when a security or index is traded in two or more markets. We deliver global electronic connectivity services to our clients, offering seamless electronic access to our trading desks and sources of liquidity around the world. Our flow volatility business facilitates client orders in listed options markets.

Leveraged Businesses.    Leveraged Businesses include Structured Volatility, Convertibles and Relative Value. Our global Structured Volatility business offers equity derivative capabilities across a wide spectrum of products and currencies, including over-the-counter options and other derivatives, to assist our clients in managing risk. The Convertibles business trades and makes markets in conventional and highly structured convertible securities. The Relative Value business includes our proprietary "risk" arbitrage activities, which involve the purchase of securities at discounts from the expected values that would be realized if certain proposed or anticipated corporate transactions (such as mergers, acquisitions, recapitalizations, exchange offers, reorganizations, bankruptcies, liquidations or spin-offs) were to occur, as well as facilitation of trades for clients who engage in these type of trading strategies.

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

LEHMAN BROTHERS HOLDINGS INC.

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

High-Yield Securities and Leveraged Bank Loans.    We also make markets in non-investment grade debt securities and bank loans. Lehman Brothers provides "one-stop" leveraged financing solutions for corporate and financial acquirers and high-yield issuers, including multi-tranche, multi-product acquisition financing. We are one of the leading investment banks in the syndication of leveraged loans.

Through our high grade and high yield sales, trading and underwriting activities, we make commitments to extend credit in loan syndication transactions. We also provide contingent commitments to investment and non-investment grade counterparties related to acquisition financings.

Money Market Products.    We hold leading market positions in the origination and distribution of medium-term notes and commercial paper. We are an appointed dealer or agent for numerous active commercial paper and medium-term note programs on behalf of companies and government agencies worldwide.

Mortgage Origination, Secured Lending and Mortgage- and Asset-Backed Securities. Lehman Brothers Bank, FSB, offers traditional and online mortgage banking services to individuals as well as institutions and their customers. Lehman Brothers Bankhaus AG, a German bank, offers lending and real estate financing to corporate and institutional borrowers worldwide. We originate commercial and residential mortgage loans through Lehman Brothers Bank, Lehman Brothers Bankhaus and other subsidiaries in the U.S., Europe and Asia. We are a leading underwriter of and market-maker in residential and commercial mortgage- and asset-backed securities and are active in all areas of secured lending, structured finance and securitized products. We underwrite and make markets in the full range of U.S. agency-backed mortgage products, mortgage-backed securities, asset-backed securities and whole loan products. We are also a leader in the global market for residential and commercial mortgages (including multi-family financing) and leases. In 2005, we established Lehman Brothers Commercial Bank, a Utah-chartered industrial loan company, in order to issue certificates of deposit to institutions and conduct certain lending activities.

Real Estate Investment.    In addition to our lending activities, we invest in commercial real estate in the form of debt, joint venture equity investments and direct ownership interests. We have interests in properties throughout the world.

Municipal and Tax-Exempt Securities.    Lehman Brothers is a major dealer in municipal and tax-exempt securities, including general obligation and revenue bonds, notes issued by states, counties, cities and state and local governmental agencies, municipal leases, tax-exempt commercial paper and put bonds.

Fixed Income Derivatives.    We offer a broad range of interest rate- and credit-based derivative products and related services. Derivatives professionals are integrated into all of our Fixed Income areas in response to the worldwide convergence of the cash and derivative markets. In 2005, Lehman Brothers established an energy trading business with global capability in power, natural gas and oil. The business will include futures, swaps, options and other structured products, as well as physical trading.

Foreign Exchange.    Our global foreign exchange operations provide market access and liquidity in all currencies for spot, forward and over-the-counter options markets around the clock. We offer our clients execution, analysis and hedging capabilities, utilizing foreign exchange as well as foreign exchange options and other foreign exchange derivatives. We also provide advisory services to central banks, corporations and investors worldwide, structuring innovative products to fit their specific needs. We make extensive use of our global macroeconomics research to advise clients on the appropriate strategies to minimize interest rate and currency risk.

Global Client Services

The Global Client Services group includes our Secured Financing, Prime Broker, Futures and Correspondent and Clearing businesses.

The Secured Financing business within Capital Markets engages in three primary functions: managing our equity and fixed income matched book activities, supplying secured financing to institutional clients and obtaining secured funding for our inventory of equity and fixed income products. Matched book funding involves borrowing and lending cash on a short-term basis to institutional clients collateralized by marketable securities, typically government or government

LEHMAN BROTHERS HOLDINGS INC.

agency securities. We enter into these agreements in various currencies and seek to generate profits from the difference between interest earned and interest paid. Secured Financing works with our institutional sales force to identify clients that have cash to invest and/or securities to pledge to meet our financing and investment objectives and those of our clients. Secured Financing also coordinates with our Treasury group to provide collateralized financing for a large portion of our securities and other financial instruments owned. In addition to our activities on behalf of our U.S. clients, we are a major participant in the European and Asian repurchase agreement ("repo") markets, providing secured financing for our clients in those regions. Secured Financing provides margin loans in all markets for client purchases of securities, as well as securities lending and short-selling facilitation.

The Prime Broker business engages in full operations, clearing and processing services for its hedge fund and other clients. We offer a full suite of prime brokerage products and services, including margin financing and yield enhancement through synthetic and traditional products, global securities lending (including eBorrow, our online securities lending tool), full-service global execution platforms and research teams, customized risk management solutions, introduction of clients to suitable institutional investors, portfolio accounting and reporting solutions and personalized client service.

Our Futures business executes and clears futures transactions for clients on an agency basis. The Correspondent and Clearing business provides these services to broker-dealers that do not have the capacity themselves.

Global Distribution

Our institutional sales organizations encompass distinct global sales forces that have been integrated into the Capital Markets businesses to provide investors with the full array of products offered by Lehman Brothers.

Equities Sales.    Our Equities Capital Markets sales force provides an extensive range of services to institutional investors, focusing on developing long-term relationships though a comprehensive understanding of clients' investment objectives, while providing proficient execution and consistent liquidity in a wide range of global equity securities and derivatives.

Fixed Income Sales.    Our Fixed Income Capital Markets sales force is one of the most productive in the industry, serving the investing and liquidity needs of major institutional investors by employing a relationship management approach that provides superior information flow and product opportunities for our clients.

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

Investment Management

The Investment Management business segment consists of our Asset Management and Private Investment Management businesses.

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

LEHMAN BROTHERS HOLDINGS INC.

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

Private Equity.    Private Equity provides opportunities in privately negotiated transactions across a variety of asset classes for institutional and high-net-worth individual investors. Our investment partnerships manage a number of private equity portfolios, with the Company's capital invested alongside that of our clients. Lehman Brothers creates funds and invests in asset classes in which we have strong capabilities, proprietary deal flow and an excellent reputation. Areas of specialty include Merchant Banking, Venture Capital, Real Estate, Fixed Income-Related Investments and Private Funds Investments. We also make other non-fund-related direct private equity investments.

Private Investment Management

Private Investment Management provides comprehensive investment, wealth advisory and capital markets execution services to high-net-worth individuals and middle-market businesses, leveraging all the resources of Lehman Brothers.

Investment Services.    Lehman Brothers investment professionals manage client relationships with high-net-worth individuals and businesses.

Portfolio Advisory.    Our Portfolio Advisory group supports our investment professionals with asset allocation, portfolio strategy and manager selection advice. The group creates customized portfolio recommendations, monitors client portfolios and analyzes both proprietary and third-party managers to ensure our clients' access to appropriate investment managers.

Wealth Advisory.    Our Wealth Advisory group supports our investment professionals by working with our clients and their advisors to recommend plans for preserving and enhancing wealth across generations.

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

Capital Advisory.    Our Capital Advisory group works with investment professionals to provide integrated wealth management and corporate finance solutions for executives, small to mid-sized companies, private equity firms and professional sports franchise owners.

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

Corporate

Our Corporate division provides support to our businesses through the processing of certain securities and commodities transactions; receipt, identification and delivery of funds and securities; safeguarding of clients' securities; risk management; and compliance with regulatory and legal requirements. In addition, the Corporate Division is responsible for technology infrastructure and systems development, treasury operations, financial control and analysis, tax planning and compliance, internal audit, expense management, career development and recruiting and other support functions.

LEHMAN BROTHERS HOLDINGS INC.

Risk Management

A description of our Risk Management infrastructure and procedures is contained in Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management in Part II, Item 7, of this Report. Information regarding our use of derivative financial instruments to hedge interest rate, currency, security and commodity price and other market risks is contained in Notes 1, 2, 3, 8, 9 and 10 to the Consolidated Financial Statements in Part II, Item 8, of this Report.

Competition

All aspects of our business are highly competitive. Lehman Brothers competes in U.S. and international markets directly with numerous other firms in the areas of securities underwriting and placement, corporate finance and strategic advisory services, securities sales and trading, prime brokerage, research, foreign exchange and derivative products, asset management and private equity, including investment banking firms, traditional and online securities brokerage firms, mutual fund companies and other asset managers, investment advisers, venture capital firms and certain commercial banks and, indirectly for investment funds, with insurance companies and others. Our competitive ability depends on many factors, including our reputation, the quality of our services and advice, product innovation, execution ability, pricing, advertising and sales efforts and the talent of our personnel. See Part I, Item 1A, Risk Factors, for a further discussion of the competitive risks to which we are exposed.

Regulation

The securities industry in the United States is subject to extensive regulation under both federal and state laws.

Holdings and its subsidiaries are regulated by the SEC as a Consolidated Supervised Entity. See Capital Requirements below and Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity, Funding and Capital Resources—Liquidity Risk Management in Part II, Item 7, of this Report. Lehman Brothers Inc. ("LBI"), Neuberger Berman, LLC ("NB LLC") and Neuberger Berman Management Inc. ("NBMI") are registered with the SEC as broker-dealers; Lehman Brothers OTC Derivatives Inc. ("LOTC") is registered with the SEC as an OTC derivatives dealer; and LBI, NB LLC, NBMI, Lehman Brothers Asset Management LLC ("LBAM") and certain other of our subsidiaries are registered with the SEC as investment advisers. As such these entities are subject to regulation by the SEC and by self-regulatory organizations, principally the NASD (which has been designated by the SEC as NBMI's primary regulator), national securities exchanges such as the New York Stock Exchange ("NYSE") (which has been designated by the SEC as LBI's and NB LLC's primary regulator) and the Municipal Securities Rulemaking Board, among others. Securities firms are also subject to regulation by state securities administrators in those states in which they conduct business. Various of our subsidiaries are registered as broker-dealers in all 50 states, the District of Columbia and the Commonwealth of Puerto Rico.

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

LBI and NB LLC are also registered with the Commodity Futures Trading Commission (the "CFTC") as futures commission merchants; and NB LLC, LBAM and other subsidiaries are registered as commodity pool operators and/or commodity trading advisers. These entities are subject to regulation by the CFTC and various domestic boards of trade and other commodity exchanges. Our U.S. commodity futures and options business is also regulated

LEHMAN BROTHERS HOLDINGS INC.

by the National Futures Association, a not-for-profit membership corporation that has been designated as a registered futures association by the CFTC.

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

The USA PATRIOT Act of 2001 contains anti-money laundering and anti-terrorism laws that mandate the implementation of various regulations applicable to banks, broker-dealers, futures commission merchants and other financial services companies, including standards for verifying client identity at account opening, standards for conducting enhanced due diligence and obligations to monitor client transactions and report suspicious activities. Through these and other provisions, the PATRIOT Act seeks to promote cooperation among financial institutions, regulators and law enforcement in identifying parties that may be involved in terrorism or money laundering. Anti-money laundering laws outside of the U.S. contain similar provisions. We have established appropriate policies, procedures and internal controls that are designed to comply with these rules and regulations.

We do business in the international fixed income and equity markets and undertake international investment banking activities, principally through our regional headquarters in London and Tokyo. Lehman Brothers International (Europe) ("LBIE") is an authorized investment firm in the United Kingdom and is a member of the London, Frankfurt, Paris and Milan exchanges, among others. The U.K. Financial Services and Markets Act 2000 (the "FSMA") and rules promulgated thereunder govern all aspects of the United Kingdom investment business, including regulatory capital, sales, research and trading practices, use and safekeeping of client funds and securities, record keeping, margin practices and procedures, approval standards for individuals, periodic reporting and settlement procedures. Pursuant to the FSMA, certain of our subsidiaries are subject to regulations promulgated and administered by the Financial Services Authority. The European Union ("E.U.") Market Abuse Directive establishes a common regulatory framework for policing market manipulation and insider dealing in Europe, with offenses of dealing on the basis of inside information and manipulating the market, obligations on issuers to disclose inside information to the market and to maintain lists of all those with access to inside information and obligations on investment firms to report suspicious transactions and disclose information about research sources and methods and conflicts of interest. U.K. regulations implementing the Directive came into effect on July 1, 2005. Other member states in which we do business have largely completed implementation of the directive as well. In the U.K., regulated firms are bound by a number of other laws and regulations, namely the First and Second E.U. Money Laundering Directives, the Proceeds of Crime Act 2002, the Terrorism Act 2000, the Money Laundering Regulations 2003 and the FSA's Money Laundering sourcebook. Collectively, these require firms to have policies and controls around the identification of clients, reporting suspicious activity, staff training and awareness, record keeping and making use of international findings. We have established appropriate policies, procedures and internal controls that are designed to comply with these rules and regulations.

Lehman Brothers Japan Inc. ("LBJ") is a registered securities company in Japan and a member of the Tokyo Stock Exchange Inc., the Osaka Securities Exchange Co., Ltd., the Jasdaq Securities Exchange Inc., the Tokyo Financial Exchange Inc., and, as such, is regulated by the Financial Services Agency, the Securities Exchange Surveillance Commission, the Japan Securities Dealers Association, the Financial Futures Association of Japan, the Tokyo Metropolitan Government and those exchanges.

Lehman Brothers Bank, a federally chartered savings bank incorporated in Delaware, is regulated by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation ("FDIC"). Lehman Brothers Commercial Bank is subject to regulation by the FDIC and the Utah Commissioner of Financial Institutions. Lehman Brothers Bankhaus is regulated by the German Federal Supervisory Authority for the Financial Service Industry. Lehman Brothers Trust Company, N.A., which holds a national bank charter, is regulated by the Office of the Comptroller of the Currency of the United States. Lehman Brothers Trust Company of Delaware, a non-depository limited purpose trust company, is subject to oversight by the State Bank Commissioner of the State of Delaware. These bodies regulate such matters as policies and procedures on conflicts of interest, account administration and overall governance and supervisory procedures.

LEHMAN BROTHERS HOLDINGS INC.

LBI, LBIE, LBJ and many of our other subsidiaries are also subject to regulation by securities, banking and finance regulatory authorities, securities exchanges and other self-regulatory organizations in numerous other countries in which they do business.

We believe that we are in material compliance with applicable regulations.

We are involved in a number of judicial, regulatory and arbitration proceedings concerning matters arising in connection with the conduct of our business. See Part I, Item 3, Legal Proceedings, in this Report for information about certain pending proceedings.

Capital Requirements

LBI, LOTC, NB LLC, NBMI, LBIE, the Tokyo branch of LBJ, Lehman Brothers Bank, our "AAA" rated derivatives subsidiaries (Lehman Brothers Financial Products Inc. and Lehman Brothers Derivative Products Inc.), Lehman Brothers Trust Company, N.A., Lehman Brothers Trust Company of Delaware and other subsidiaries of Holdings are subject to various capital adequacy requirements promulgated by the regulatory, banking and exchange authorities of the countries in which they operate and/or to capital targets established by various ratings agencies. The regulatory rules referred to above, and certain covenants contained in various debt agreements, may restrict Holdings' ability to withdraw capital from certain subsidiaries, which in turn could limit its ability to commit capital to other businesses, meet obligations or pay dividends to shareholders. Further information about these requirements and restrictions is contained in Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity, Funding and Capital Resources in Part II, Item 7, of this Report and in Note 12 to the Consolidated Financial Statements in Part II, Item 8, of this Report.

In June 2004, the SEC approved a rule establishing a voluntary framework for comprehensive, group-wide risk management procedures and consolidated supervision of certain financial services holding companies. We applied for permission to operate under the rule and received approval effective December 1, 2005. The rule allows LBI to use an alternative method, based on internal models, to calculate net capital charges for market and derivative-related credit risk. Under this rule, Lehman Brothers is subject to group-wide supervision and examination by the SEC and is subject to minimum capital requirements on a consolidated basis generally consistent with the International Convergence of Capital Measurement and Capital Standards published by the Basel Committee on Banking Supervision. See Management's Discussion and Analysis of Financial Condition and Results of Operations—Accounting and Regulatory Developments—Consolidated Supervised Entity in Part II, Item 7, of this Report for more information.

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

Deposits in Lehman Brothers Bank and Lehman Brothers Commercial Bank are insured by the FDIC, subject to applicable limits per depositor. Lehman Brothers Bankhaus participates in the German Depositors Protection Fund, which insures deposits from non-bank clients, with applicable limits per depositor.

Insurance

We maintain insurance coverage in types and amounts and with deductibles that management believes are customary for companies of similar size and engaged in similar businesses. However, the insurance market is volatile, and there can be no assurance that any particular coverages will be available in the future on terms acceptable to us.

Employees

As of November 30, 2005, we employed approximately 22,900 persons. We consider our relationship with our employees to be good.

LEHMAN BROTHERS HOLDINGS INC.

ITEM 1A. RISK FACTORS

You should carefully consider the following risks and all of the other information set forth in this Report, including the Consolidated Financial Statements and the Notes thereto. If any of the events or developments described below were actually to occur, our business, financial condition or results of operations could be adversely affected.

Market Risk

As a global investment bank, risk is an inherent part of our business. Our businesses are materially affected by conditions in the financial markets, and economic conditions generally, around the world. A favorable business environment is characterized by many factors, including a stable geopolitical climate, transparent financial markets, low inflation, low unemployment, strong business profitability and high business and investor confidence. Concerns about geopolitical developments, oil prices and natural disasters, among other things, can affect the global financial markets. In addition, economic or political pressures in a country or region may cause local market disruptions and currency devaluations, which may also affect markets generally. In the event of changes in market conditions, such as interest or foreign exchange rates, stock or real estate valuations or volatility, our businesses could be adversely affected in many ways, including those described below. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Market Risk for a further discussion of the market risks to which we are exposed.

Our Client-Flow Revenues May Decline in Adverse Market Conditions. We have been operating in a low interest rate market for the past several years (though, recently, central banks have been raising rates). Increasing or high interest rates and/or widening credit spreads, especially if such changes are rapid, may create a less favorable environment for certain of our businesses. In particular, in our mortgage origination and securitization businesses, rising interest rates may cause a decline in the volume of mortgage origination activity, and therefore may also decrease the volume of securitizations. Declining real estate values could also reduce our level of new mortgage loan originations and securitizations.

Our Investment Banking revenues, in the form of financial advisory and debt and equity underwriting fees, are directly related to the number and size of the transactions in which we participate and would therefore be adversely affected by a sustained market downturn.

A market downturn would likely lead to a decline in the volume of transactions that we execute for our clients and, therefore, to a decline in the revenues we receive from commissions and spreads earned from the trades we execute for our clients. In addition, because the fees that we charge for managing our clients' portfolios are in many cases based on the value of those portfolios, a market downturn that reduces the value of our clients' portfolios would reduce the revenue we receive from our asset management business. Even in the absence of a market downturn, below-market investment performance could reduce Investment Management revenues and assets under management.

We May Incur Losses in Our Capital Markets Business Segment Due to Fluctuations in Market Rates, Prices and Volatility. Market risk is inherent in our client-driven market-making transactions in equity and fixed income securities and derivatives and our mortgage origination and loan syndication activities. Fluctuations in market rates, prices and volatility can adversely affect the market value of our long or short inventory positions and, to the extent that such positions are not hedged, cause the Firm to incur losses. In our client-driven market-making transactions, we maintain substantial inventory positions from time to time, acting as a financial intermediary for our clients, and we hold inventory positions in the normal course of business to allow clients to rebalance their portfolios and diversify risks across market cycles. To the extent that we hold long inventory positions, a downturn in the market could result in losses from a decline in the value of those positions. On the other hand, to the extent that we have sold inventory short, an upturn in those markets could expose us to losses as we attempt to cover our short positions by acquiring assets in a rising market.

In our mortgage origination and securitization businesses, we are also subject to risks from decreasing interest rates. Most residential mortgages provide that the borrower may repay them early. Borrowers often exercise this right when interest rates decline. As prepayments increase, the value of mortgages held in inventory prior to securitization generally will decrease, and to the extent that prepayment risk has not been hedged, prepayments may result in a loss.

We also maintain long and short positions through our proprietary trading activities, and make principal investments in real estate and private equity, which are also subject to market risks. The value of these positions can be adversely

LEHMAN BROTHERS HOLDINGS INC.

affected by changes in market rates, prices and volatility.

Holding Large and Concentrated Positions May Expose Us to Losses. Concentration of risk may reduce revenues or result in losses in our market-making, block trading, underwriting, proprietary trading and lending businesses in the event of unfavorable market movements. We have committed substantial amounts of capital to these businesses, which often require us to take large positions in the securities of, or make large loans to, a particular issuer or issuers in a particular industry, country or region. Moreover, the trend in all major capital markets is towards larger and more frequent commitments of capital in many of these activities, and we expect this trend to continue.

Market Risk May Increase the Other Risks That We Face. In addition to the potentially adverse effects on our businesses described above, market risk could exacerbate other risks that we face. For example, if we were to incur substantial market risk losses, our need for liquidity could rise significantly, while our access to liquidity could be impaired. In addition, in conjunction with a market downturn, our clients and counterparties could incur substantial losses of their own, thereby weakening their financial condition and increasing our credit risk to them.

Credit Risk

We May Incur Losses Associated with Our Credit Exposures. Credit risk represents the possibility a counterparty or an issuer of securities or other financial instruments we hold or a borrower of funds from us will be unable to honor its contractual obligations to us. These parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. Default risk may also arise from events or circumstances that are difficult to foresee or detect, such as fraud. Credit risk may arise, for example, from holding securities of third parties; entering into swap or other derivative contracts under which counterparties have obligations to make payments to us; executing securities, futures, currency or commodity trades that fail to settle at the required time due to non-delivery by the counterparty or systems failure by clearing agents, exchanges, clearing houses or other financial intermediaries; and extending credit to our clients through bridge or margin loans or other arrangements. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk for a further discussion of the credit risks to which we are exposed. Our principal focus has been acting as an intermediary of credit. In recent years, we have expanded our activities associated with providing our clients access to credit and liquidity and have significantly expanded our swaps and other derivatives businesses. As a result, our credit exposures have increased in amount and in duration.

Defaults by Another Large Financial Institution Could Adversely Affect Financial Markets Generally. The commercial soundness of many financial institutions may be closely interrelated as a result of credit, trading, clearing or other relationships between the institutions. As a result, concerns about, or a default by, one institution could lead to significant market-wide liquidity problems, losses or defaults by other institutions. This is sometimes referred to as "systemic risk" and may adversely affect financial intermediaries, such as clearing agencies, clearing houses, banks, securities firms and exchanges, with which we interact on a daily basis, and therefore could adversely affect Lehman Brothers.

Liquidity Risk

Liquidity, that is, ready access to funds, is essential to our businesses. Financial institutions rely on external borrowings for the vast majority of their funding, and failures in our industry are typically the result of insufficient liquidity.

An Inability to Access the Debt Markets Could Impair Our Liquidity. We maintain a liquidity pool available to Holdings that is intended to cover all expected cash outflows for one year in a stressed liquidity environment, which assumes, among other things, that during that year we cannot issue unsecured debt. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Liquidity Risk Management, for a discussion of our liquidity needs and liquidity management.

To the extent that a liquidity event lasts for more than one year, or our expectations concerning the market conditions that exist during a liquidity event, or our access to funds, prove to be inaccurate (e.g., the level of secured financing "haircuts" (the difference between the market and pledge value of the assets) required to fund our assets in a stressed market event is greater than expected, or the amount of drawdowns under our commitments to extend credit in a stressed market environment exceeds our expectations), our ability to fund operations could be significantly impaired. Even within the one-year time frame contemplated by our liquidity pool, we depend on continuous access to secured financing in the repurchase and securities lending markets, which could be impaired by factors that are not

LEHMAN BROTHERS HOLDINGS INC.

specific to Lehman Brothers, such as a severe disruption of the financial markets.

We Are a Holding Company and Are Dependent on Our Subsidiaries for Funds. Since Holdings is primarily a holding company, our cash flow and consequent ability to pay dividends and satisfy our obligations under securities we issue are dependent upon the earnings of our subsidiaries and the distribution of those earnings as dividends or loans or other payments by those subsidiaries to us. Several of our principal subsidiaries are subject to various capital adequacy requirements promulgated by the regulatory, banking and exchange authorities of the countries in which they operate and/or to capital targets established by various ratings agencies. These regulatory rules, and certain covenants contained in various debt agreements, may restrict our ability to withdraw capital from our subsidiaries by dividends, loans or other payments. Further information about these requirements and restrictions is set forth in Note 12 to the Consolidated Financial Statements in Part II, Item 8, of this Report. Additionally, our ability to participate as an equity holder in any distribution of assets of any subsidiary upon liquidation is generally subordinate to the claims of creditors of the subsidiary.

Credit Ratings

Our borrowing costs and our access to the debt capital markets depend significantly on our credit ratings. A reduction in our credit ratings could increase our borrowing costs, limit our access to the capital markets and trigger additional collateral requirements in derivative contracts and other secured funding arrangements. Credit ratings are also important to us when competing in certain markets, such as longer-term over-the-counter derivatives. Therefore, a substantial reduction in our credit ratings would reduce our earnings and adversely affect our liquidity and competitive position. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Liquidity Risk Management and—Credit Ratings, for additional information concerning our credit ratings.

Operational Risk

Operational Risks May Disrupt Our Businesses, Result in Regulatory Action Against Us or Limit Our Growth. We face operational risk arising from errors made in the execution, confirmation or settlement of transactions or from transactions not being properly recorded, evaluated or accounted for. Derivative contracts, particularly credit derivatives, are not always confirmed by the counterparties on a timely basis; while the transaction remains unconfirmed, we are subject to heightened credit and operational risk and in the event of a default may find it more difficult to enforce the contract. Our businesses are highly dependent on our ability to process, on a daily basis, a large number of transactions across numerous and diverse markets in many currencies, and the transactions we process have become increasingly complex. Consequently, we rely heavily on our financial, accounting and other data processing systems. If any of these systems do not operate properly or are disabled, we could suffer financial loss, a disruption of our businesses, liability to clients, regulatory intervention or reputational damage. The inability of our systems to accommodate an increasing volume of transactions could also constrain our ability to expand our businesses. In recent years, we have substantially upgraded and expanded the capabilities of our data processing systems and other operating technology, and we expect that we will need to continue to upgrade and expand in the future to avoid disruption of, or constraints on, our operations.

In addition, despite the contingency plans we have in place, our ability to conduct business may be adversely impacted by a disruption in the infrastructure that supports our businesses and the communities in which we are located. This may include a disruption involving electrical, communications, transportation or other services used by Lehman Brothers or third parties with which we conduct business, terrorist activities or disease pandemics. See Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management in Part II, Item 7, of this Report for a description of our Risk Management infrastructure and procedures.

Acquisitions or Joint Ventures Could Present Unforeseen Integration Obstacles or Costs. Acquisitions and joint ventures involve a number of risks and present financial, managerial and operational challenges, including difficulty with integrating personnel and financial and other systems, hiring additional management and other critical personnel and increasing the scope, geographic diversity and complexity of our operations. In addition, we may not realize the anticipated benefits from an acquisition, and we may be exposed to additional liabilities of any acquired business.

LEHMAN BROTHERS HOLDINGS INC.

Legal, Regulatory and Reputational Risk

We Face Significant Litigation Risks in Our Businesses. The volume of litigation against financial services firms and the amount of damages claimed has increased over the past several years. We are exposed to potential liability under securities or other laws for materially false or misleading statements made in connection with securities and other transactions, potential liability for the "fairness opinions" and other advice we provide to participants in corporate transactions and disputes over the terms and conditions of complex trading arrangements. We also face the possibility that counterparties in complex or risky trading transactions will claim that we improperly failed to tell them of the risks or that they were not authorized or permitted to enter into these transactions with us and that their obligations to Lehman Brothers are not enforceable. In our Investment Management segment, we are exposed to claims against us for recommending investments that are not consistent with a client's investment objectives or engaging in unauthorized or excessive trading. During a prolonged market downturn, we would expect these types of claims to increase. We are also subject to claims arising from disputes with employees for alleged discrimination or harassment, among other things. These risks often may be difficult to assess or quantify, and their existence and magnitude often remain unknown for substantial periods of time. We incur significant legal expenses every year in defending against litigation, and we expect to continue to do so in the future. See Part I, Item 3, Legal Proceedings, for a discussion of some of the legal and regulatory matters in which we are currently involved.

Extensive Regulation of Our Businesses Limits Our Activities and May Subject Us to Significant Penalties. Lehman Brothers, as a participant in the financial services industry, is subject to extensive regulation under both federal and state laws in the U.S. and under the laws of the many global jurisdictions in which we do business. We are also regulated by a number of self-regulatory organizations. The industry has experienced increased scrutiny from a variety of regulators, including the SEC, NYSE, NASD and state attorneys general. Penalties and fines sought by regulatory authorities in our industry have increased substantially over the last several years. The requirements imposed by our regulators are designed to ensure the integrity of the financial markets and to protect customers and other third parties who deal with Lehman Brothers. Consequently, these regulations often serve to limit our activities, including through net capital, customer protection and market conduct requirements. If we were found to have breached certain of these rules or regulations, we could face the risk of significant intervention by regulatory authorities, including extended investigation and surveillance activity, adoption of costly or restrictive new regulations and judicial or administrative proceedings that may result in substantial penalties. Among other things, we could be fined or prohibited from engaging in some of our business activities. See Part I, Item 1, Business—Regulation" for a further discussion of the regulatory environment in which we conduct our businesses.

Additional legislation and regulations, changes in rules imposed by regulatory authorities, self-regulatory organizations and exchanges or changes in the interpretation or enforcement of existing laws and rules may adversely affect our business and profitability. Our business may be materially affected not only by regulations applicable to us as an investment bank, but also by regulations of general application, including existing and proposed tax legislation and other governmental regulations and policies (including the interest rate and monetary policies of the Federal Reserve Board and other central banks) and changes in the interpretation or enforcement of existing laws and rules that affect the business and financial communities.

Exposure to Reputational Risks Could Impact the Value of our Brand. Our reputation is critical in maintaining our relationships with clients, investors, regulators and the general public, and is a key focus in our risk management efforts. In recent years there have been a number of highly publicized cases involving fraud, conflicts of interest or other misconduct by employees in the financial services industry, and we run the risk that misconduct by our employees could occur. Misconduct by employees could include binding Lehman Brothers to transactions that exceed authorized limits or present unacceptable risks, or hiding from Lehman Brothers unauthorized or unsuccessful activities, which, in either case, may result in unknown and unmanaged risks or losses. Employee misconduct could also involve the improper use or disclosure of confidential information, which could result in regulatory sanctions and serious reputational or financial harm. It is not always possible to deter employee misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. In addition, in certain circumstances our reputation could be damaged by activities of our clients in which we participate, over which we have little or no control.

LEHMAN BROTHERS HOLDINGS INC.

Competitive Environment

All aspects of our business are highly competitive. Our competitive success depends on many factors, including our reputation, the quality of our services and advice, intellectual capital, product innovation, execution ability, pricing, sales efforts, and the talent of our personnel.

We Face Increased Competition Due to a Trend Toward Consolidation.    In recent years, there has been substantial consolidation and convergence among companies in the financial services industry. In particular, a number of large commercial banks, insurance companies and other broad-based financial services firms have established or acquired broker-dealers or have merged with other financial institutions. Many of these firms have the ability to offer a wide range of products, from loans, deposit-taking and insurance to brokerage, asset management and investment banking services, which may enhance their competitive position. They also have the ability to support investment banking and securities products with commercial banking, insurance and other financial services revenues in an effort to gain market share, which has resulted in pricing pressure in our businesses. We have experienced intense price competition in some of our businesses in recent years. For example, equity and debt underwriting and trading spreads and fees for lending and other activities have been under competitive pressures for a number of years.

Our Revenues May Decline Due to Competition from Alternative Trading Systems.    Securities and futures transactions are now being conducted through the internet and other alternative, non-traditional trading systems, and it appears that the trend toward alternative trading systems will continue and probably accelerate. A dramatic increase in computer-based or other electronic trading may adversely affect our commission and trading revenues.

Our Ability to Retain Our Key Employees is Critical to the Success of Our Business. Our people are our most important resource. Our ability to continue to compete effectively in our businesses will depend upon our ability to attract top talent and retain and motivate our existing employees while managing compensation costs.

Risk Management

We have devoted significant resources to develop our risk management policies and procedures and expect to continue to do so in the future. Nonetheless, our hedging strategies and other risk management techniques may not be fully effective in mitigating our risk exposure in all market environments or against all types of risk, including risks that are unidentified or unanticipated. Some of our methods of managing risk are based upon our use of observed historical market behavior. As a result, these methods may not predict future risk exposures, which could be significantly greater than the historical measures indicate. Management of operational, legal and regulatory risk requires, among other things, policies and procedures to record properly and verify a large number of transactions and events, and these policies and procedures may not be fully effective. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management, for a discussion of the policies and procedures we use to identify, monitor and manage the risks we assume in conducting our businesses.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our world headquarters is a 1,000,000 square-foot owned office tower at 745 Seventh Avenue in New York City. In addition, we lease approximately 1,500,000 square feet of office space in the New York metropolitan area.

In addition to our offices in the New York area, we have offices in over 115 locations in the Americas. We also have offices in Europe and Asia.

Our European headquarters is an 820,000 square foot leased facility in the Canary Wharf development, east of the City of London. In addition to our European headquarters, we have an additional fifteen locations in Europe.

Our Asian headquarters is located in approximately 190,000 square feet of leased office space in the Roppongi Hills area of central Tokyo, Japan. We lease office space in eight other locations in Asia.

LEHMAN BROTHERS HOLDINGS INC.

All three of our business segments (as described herein) use the occupied facilities described above. We believe that the facilities we occupy are adequate for the purposes for which they are used, and the occupied facilities are well maintained.

Additional information with respect to facilities and lease commitments is set forth under the caption Lease Commitments in Note 10 to the Consolidated Financial Statements in Part II, Item 8, of this Report.

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

Although there can be no assurance as to the ultimate outcome, we generally have denied, or believe we have a meritorious defense and will deny, liability in all significant cases pending against us, including the matters described below, and we intend to defend vigorously each such case. Based on information currently available, we believe the amount, or range, of reasonably possible losses in connection with the actions against us, including the matters described below, in excess of established reserves, in the aggregate, not to be material to the Company's consolidated financial condition or cash flows. However, losses may be material to our operating results for any particular future period, depending on the level of our income for such period.

Actions Regarding Enron Corporation

Enron Securities Purchaser Actions.    In April 2002, a Consolidated Complaint for Violation of the Securities Laws was filed in the United States District Court for the Southern District of Texas (the "Texas District Court"), captioned In re Enron Corporation Securities Litigation (the "Enron Litigation"), alleging claims for violation of Sections 11 and 15 of the Securities Act of 1933 (the "Securities Act"), Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder, and the Texas Securities Act. The case was brought on behalf of a purported class of purchasers of Enron Corporation's publicly traded equity and debt securities between October 19, 1998 and November 27, 2001, against Holdings and eight other commercial or investment banks, 38 current or former Enron officers and directors, Enron's accountants, Arthur Andersen LLP (and affiliated entities and partners) and two law firms. The complaint sought unspecified compensatory and injunctive relief based on the theory that defendants engaged or participated in manipulative devices to inflate Enron's reported profits and financial condition, made false or misleading statements and participated in a scheme or course of business to defraud Enron's shareholders. Ultimately, after motion practice, on February 4, 2004, the Texas District Court entered an order dismissing the claims against Holdings and LBI under Section 10(b) and 20(a) of the Exchange Act. Subsequently, Holdings and LBI reached an agreement to settle this case, as well as the Washington State Investment Board action, discussed below, for $222.5 million. On October 19, 2005, the settlement was approved by the Texas District Court. That settlement did not resolve certain claims discussed below.

In May 2002, American National Insurance Company and certain of its affiliates filed a complaint against LBI, Holdings, Lehman Commercial Paper Inc. ("LCPI") and a broker formerly employed by Lehman. The amended complaint, filed in October 2003, is based on allegations similar to those in the Enron Litigation and asserts that plaintiffs relied on defendants' allegedly false and misleading statements in purchasing and continuing to hold Enron debt and equities in their LBI accounts. The amended complaint alleges violations of the Texas Securities Act, violations of the Texas Business and Commerce Code, fraud, breach of fiduciary duty, negligence and professional malpractice, and seeks unspecified compensatory and punitive damages. This action has been coordinated for pretrial purposes with the Enron Litigation in the Texas District Court.

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

LEHMAN BROTHERS HOLDINGS INC.

In September 2002, the Washington State Investment Board, which is a named plaintiff in the Enron Litigation, filed a new purported class action. This action mirrored the Enron Litigation but alleges a longer class action period of September 9, 1997 to October 18, 1998. The amended complaint alleged claims against Holdings and LBI for violations of Sections 11 and 15 of the Securities Act. Plaintiffs sought unspecified compensatory damages, an accounting and disgorgement of certain defendants' alleged insider-trading proceeds, restitution and rescission. This action had been consolidated with the Enron Litigation in the Texas District Court. As indicated above, Holdings and LBI have settled this case and that settlement has been approved by the Texas District Court.

In April 2003, Westboro Properties LLC and Stonehurst Capital, Inc. filed a complaint against LBI, Holdings and other commercial or investment banks. Plaintiffs alleged that defendants engaged in violations of the Texas Securities Act, statutory fraud in stock transactions, fraud, negligence and professional malpractice, and violations Sections 12 and 15 of the Securities Act in inducing plaintiffs to purchase certain certificates, or investments, in two special purpose entities ("SPEs"), Osprey I and Osprey II. Plaintiffs also alleged that defendants aided and abetted Enron's fraud in setting up SPEs, allegedly falsifying Enron's books and records and in continuing to recommend Enron's stock. Plaintiffs sought unspecified actual, special and punitive damages and equitable relief. This action had been consolidated with the Enron Litigation in the Texas District Court. LBI and Holdings have settled this case and are awaiting final dismissal from the Texas District Court.

In September 2003, a purported class action complaint was filed against Holdings and seven other commercial or investment banks, among other defendants, by Sara McMurray on behalf of purchasers of Enron common stock between October 16, 1998 and November 27, 2001, making similar allegations as the Enron Litigation. Plaintiff alleges negligent misrepresentation, common law fraud, breach of fiduciary duty and aiding and abetting breach of fiduciary duty, and seeks unspecified damages for lost investment opportunities and lost benefit of the bargain. This action has been consolidated with the Enron Litigation in the Texas District Court. Plaintiff has filed a motion to voluntarily dismiss Holdings from the action without prejudice. The motion is pending before the Texas District Court. Similarly, in January 2004, a purported class action complaint was filed against Holdings and other commercial or investment banks, among other defendants, by William Young and Frank Conway on behalf of all persons who held Enron shares from April 13, 1999 through November 8, 2001. Making allegations similar to those in the Enron Litigation, plaintiffs allege claims for negligent misrepresentation and common law fraud and seek unspecified compensatory damages. This action has been coordinated for pretrial purposes with the Enron Litigation in the Texas District Court. Plaintiffs have filed a motion to voluntarily dismiss Holdings from the action without prejudice. The motion is pending before the Texas District Court.

Other Actions.    In August 2003, Al Rajhi Investment Corporation BV filed a petition against rating agencies, law firms, commercial and investment banks, including LBI and Holdings, and others. Plaintiff claims to have engaged in a commodities trade with Enron and to have effectively extended over $101 million of credit to Enron in reliance on misrepresentations. The amended complaint alleged that LBI and Holdings were involved in funding the LJM2 and the Osprey Trust transactions, that they were involved in Enron transactions used to inflate Enron's net worth and creditworthiness and that they made false and misleading statements in analysts' reports. The claims against LBI and Holdings were for conspiracy and for participation in a joint or common enterprise and seek actual and exemplary damages. This action had been coordinated for pretrial purposes with the Enron Litigation in the Texas District Court. In December 2005, plaintiff voluntarily dismissed its claims with prejudice as to all defendants, including LBI and Holdings.

In November 2003, a complaint was filed by Enron in the United States Bankruptcy Court for the Southern District of New York (the "New York Bankruptcy Court") against Lehman Brothers Finance S.A. ("LBF"), LBI, Holdings and LCPI. Among other things, the complaint seeks to avoid as preferential transfers and/or fraudulent conveyances approximately $236 million in payments made by Enron in the year prior to Enron's bankruptcy filing. These payments were made pursuant to transactions under a swap contract between LBF and Enron relating to Enron common stock. The parties have entered into a settlement agreement that will be presented to the Bankruptcy Court for approval.

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

LEHMAN BROTHERS HOLDINGS INC.

sought from LCPI and LBIE, nearly all of which relates to LCPI's role as intermediary between Enron and several co-defendant holders of the commercial paper.

In March 2004, LJM2 Liquidation Statutory Trust B and its managing trustee filed a complaint against the limited partners in LJM2 Co-Investment L.P., including LB I Group Inc., alleging that the limited partners improperly rescinded a capital call. The complaint asserts claims against the LB I Group Inc. for violations of the Delaware Revised Uniform Limited Partnership Act, for breach of the partnership and subscription agreements, for breach of the credit agreement, for tortious interference, for aiding and abetting a breach of fiduciary duty, for avoidable transfer, for breach of the covenant of good faith and fair dealing, for unjust enrichment, for breach of the partnership agreement and for conspiracy to engage in fraudulent transfer. Plaintiffs seek monetary damages of approximately $75 million in the aggregate from the limited partners, plus interest and costs, as well as specific enforcement of the obligation to make capital contributions. The action is currently pending in Delaware Chancery Court. This case has been settled in principle subject to final documentation.

In April 2004, LJM2 Liquidation Statutory Trust B and its managing trustee filed an amended complaint against the limited partners of LJM2 Co-Investment, L.P., including LB I Group Inc., alleging that the distributions to the limited partners were fraudulent transfers and violated the Delaware Revised Uniform Limited Partnership Act. Plaintiffs seek monetary damages of approximately $75 million in the aggregate from the limited partners, plus interest and costs. The action is currently pending in the United States Bankruptcy Court for the Northern District of Texas. This case has been settled in principle subject to final documentation.

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

LEHMAN BROTHERS HOLDINGS INC.

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

In re Fleming Securities Litigation

In February 2003, a lawsuit captioned Massachusetts State Carpenters Pension Fund v. Fleming Companies, Inc., et al. was filed in the 160th District Court of Dallas County, Texas, asserting claims arising under Sections 11, 12(a) (2), and 15 of the Securities Act. The action was brought on behalf of a purported class of investors who purchased in two simultaneous Fleming securities offerings in June 2002 that raised approximately $378 million. LBI's share of these offerings as underwriter was 27.5%. The complaint alleged that the prospectus and registration statement for the offerings contained false and misleading statements or omitted material facts concerning, among other things, deductions Fleming took on vendor invoices, its accounting for recognition of income, amortization of long term assets and use of capitalized interest and the performance of Fleming's retail operations. The complaint sought unspecified damages and costs. In addition to Fleming, the suit named as defendants ten officers and/or directors of Fleming, Fleming's auditor, and the underwriters of the offerings, including LBI.

The case was removed to the United States District Court for the Northern District of Texas. The underwriters were contractually entitled to customary indemnification from Fleming, but in April 2003, Fleming filed for bankruptcy protection. Also in April 2003, plaintiffs filed a virtually identical second lawsuit in the United States District Court for the Eastern District of Texas.

In June 2003, the Judicial Panel on Multidistrict Litigation consolidated the securities litigations concerning Fleming to which LBI was not a party in the United States District Court for the Eastern District of Texas. Subsequently, in September 2003, plaintiffs in the two Massachusetts State Carpenters Pension Fund cases to which LBI is a party, and plaintiffs in the consolidated actions, jointly filed a Third Consolidated Amended Class Action Complaint, which, as to LBI, in substance re-alleged the claims set forth in the original Massachusetts State Carpenters Pension Fund cases. Thereafter, in June 2004, plaintiffs filed a Fourth Consolidated Amended Class Action Complaint adding details to the allegations in the prior complaint concerning lead plaintiffs' purchases in the offerings, and a Fifth Complaint was filed in December 2004, which added no new allegations or claims against LBI.

The parties agreed to a settlement of this action as to which the Court granted final approval on November 29, 2005.

IPO Allocation Cases

LBI was named as a defendant in approximately 192 purported securities class actions that were filed between March and December 2001 in the United States District Court for the Southern District of New York (the "New York District Court"). The actions, which allege improper IPO allocation practices, were brought by persons who, either directly or in the aftermarket, purchased IPO securities during the period between March 1997 and December 2000. The plaintiffs allege that Lehman and other IPO underwriters required persons receiving allocations of IPO shares to pay excessive commissions on unrelated trades and to purchase shares in the aftermarket at specified escalating prices. The plaintiffs, who seek unspecified compensatory damages, claim that these alleged practices violated various provisions of the federal securities laws, specifically sections 11, 12(a)(2) and 15 of the Securities Act, sections 10(b) and 20(a) of the Exchange Act. The 192 actions in which LBI was named a defendant have been consolidated into 83 cases, each involving a distinct offering. Those 83 consolidated cases, and approximately 226 others in which LBI is not named as a defendant, have been coordinated for pretrial purposes before a single judge.

In January 2002, a separate consolidated class action, entitled In re Initial Public Offering Antitrust Litigation, was filed in the New York District Court against LBI, among other underwriters, alleging violations of federal and state antitrust laws. The complaint alleges that the underwriter defendants conspired to require customers who wanted IPO allocations to pay the underwriters a percentage of their IPO profits in the form of commissions on unrelated trades to purchase other, less attractive securities and to buy shares in the aftermarket at predetermined escalating prices. In November 2003, the court dismissed the antitrust action on the grounds that the conduct alleged was impliedly immune from the antitrust laws. On appeal, the United States Court of Appeals for the Second Circuit reversed the New York District Court's decision in September 2005.

LEHMAN BROTHERS HOLDINGS INC.

In April 2002, a suit was filed in Delaware Chancery Court by Breakaway Solutions Inc. ("Breakaway"), which names LBI and two other underwriters as defendants (the "Delaware Action"). The complaint purports to be brought on behalf of a class of issuers who issued securities in IPOs through at least one of the defendants during the period January 1998 through October 2000 and whose securities increased in value 15% or more above the original price within 30 days after the IPO. It alleges that defendants underpriced IPO securities and allocated those underpriced securities to certain favored customers in return for alleged arrangements with the customers for increased commissions on other transactions and alleged tie-in arrangements. The complaint asserts claims for breaches of contract, of the implied covenant of good faith and fair dealing and of fiduciary duty, and for indemnification or contribution and unjust enrichment or restitution. Breakaway seeks, among other relief, class certification, injunctive relief, an accounting, declarations requiring defendants to indemnify Breakaway in the pending consolidated IPO securities class actions and determining that Breakaway has no indemnification obligation to defendants in those actions, and compensatory damages. In August 2004, the court denied defendants' motion to dismiss. On motion by defendants, the court reconsidered its prior decision and by order dated December 8, 2005, dismissed all but Breakaway's claim for breach of fiduciary duty.

In September 2005, Breakaway commenced an action in the New York State Supreme Court, New York County, naming the same defendants (the "New York Action"). This action alleges that LBI, as a co-manager of Breakaway's initial public offering and in conjunction with the other underwriter defendants, breached a fiduciary duty to Breakaway and breached the covenant of good faith and fair dealing implied in the underwriting agreement among Breakaway and the underwriters by allegedly underpricing Breakaway's shares in the IPO. Unlike the Delaware Action, which Breakaway purports to bring on behalf of a class of issuers, the New York Action concerns claims brought only on behalf of Breakaway.

IPO Fee Litigation

Harold Gillet, et al. v. Goldman Sachs & Co., et al.; Yakov Prager, et al. v. Goldman, Sachs & Co., et al.; David Holzman, et al. v. Goldman, Sachs & Co., et al.    Beginning in November 1998, four purported class actions were filed in the New York District Court against in excess of 25 underwriters of IPO securities, including LBI. The cases were subsequently consolidated into In re Public Offering Antitrust Litigation. Plaintiffs, alleged purchasers of securities issued in certain IPOs, seek compensatory and injunctive relief for alleged violations of the antitrust laws based on the theory that the defendants fixed and maintained fees for underwriting certain IPO securities at supra-competitive levels. In February 2001, the New York District Court granted defendants' motion to dismiss the Consolidated Amended Complaint, concluding that the purchaser plaintiffs lacked standing under the antitrust laws to assert the claims. On appeal, the United States Court of Appeals for the Second Circuit reversed and remanded the case to the New York District Court for further proceedings, including potential dismissal of the claims based on additional arguments raised in the motion to dismiss. The New York District Court, in an order dated February 24, 2004, dismissed plaintiffs' claims for monetary damages allowing only their claims for injunctive relief to proceed.

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

Metricom Securities Litigation

In August 2002, an amended complaint was filed in the United States District Court for the Northern District of California captioned In re Metricom Securities Litigation. The action is brought on behalf of a purported class of investors who purchased the common stock of Metricom, Inc., during the period from June 21, 1999, to July 2, 2001. Plaintiffs name various officers, directors and selling shareholders of Metricom, along with LBI as lead underwriter and the four other co-managing underwriters of an offering of Metricom common stock in February 2000. The underwriters are contractually entitled to customary indemnification from Metricom in connection with the offering, but prior to the commencement of this action, Metricom filed for bankruptcy protection. The February 2000 offering raised approximately $500 million, of which Lehman's underwriting share was 28.5%. Against the underwriters, plaintiffs allege violations of Sections 11 and 12(2) of the Securities Act and of Section 10(b) of the Exchange Act. The complaint alleges that the prospectus and registration statement for the offering failed to disclose material facts concerning, among other things, Metricom's flawed business plan and marketing strategy. The complaint seeks class

LEHMAN BROTHERS HOLDINGS INC.

action status, unspecified damages and costs.

In May 2003, the court dismissed that complaint. In July 2003, plaintiffs filed a second amended complaint that drops claims against the underwriters under the Exchange Act but realleges claims against them under the Securities Act. On April 29, 2004, the United States District Court for the Northern District of California dismissed the second amended complaint with prejudice, and the plaintiffs are appealing that decision to the United States Court of Appeals for the Ninth Circuit.

Mirant Securities Litigation

In November 2002, an amended complaint was filed in the United States District Court for the Northern District of Georgia, Atlanta Division, captioned In re Mirant Corporation Securities Litigation. The action is brought on behalf of a purported class of investors who purchased the securities of Mirant Corporation during the period from September 26, 2000 and September 5, 2002. Plaintiffs name Mirant, various officers and directors, Mirant's former parent, The Southern Company, along with its officers and directors, LBI, as a member of the underwriting syndicate, and eleven other underwriters of Mirant's IPO of common stock in September, 2000. The underwriters are contractually entitled to customary indemnification from Mirant, but Mirant filed for bankruptcy protection in July 2003. The IPO raised approximately $1.467 billion, of which Lehman's underwriting share was 9%. Against the underwriters, plaintiffs allege violations of Section 11 of the Securities Act. The complaint alleges that the prospectus and registration statement for the offering contained false and misleading statements or failed to disclose material facts concerning, among other things, Mirant's alleged misconduct in energy markets in the State of California, the accounting for Mirant's interest in a United Kingdom-based company, Western Power Distribution, and other accounting issues. The complaint seeks class action certification, unspecified damages and costs.

Mutual Fund Related Litigation

In re Mutual Funds Investment Litigation.    In September 2004, LBI and two LBI employees were added as defendants to a consolidated class action pending in the United States District Court for the District of Maryland (the "Maryland District Court") purportedly brought by a class of investors against Federated Investors, Inc. ("Federated") and numerous of its subsidiaries, directors, trustees and employees, together with certain traders and broker-dealers, and others. The action had been consolidated before the United States District Court for the Western District of Pennsylvania and transferred to the Maryland District Court in March 2004 pursuant to an order of the Judicial Panel on Multidistrict Litigation. The consolidated amended class action complaint alleged that LBI and two LBI employees violated the securities laws, including Section 10 of the Exchange Act and Section 36(b) and 48(a) of the Investment Company Act of 1940, aided and abetted a breach of fiduciary duty, and were unjustly enriched as a result of trading in the Federated family of mutual funds allegedly conducted by LBI customers through LBI. The consolidated amended class action complaint sought unspecified damages. On March 7, 2005, the defendants, including LBI and its two employees, filed motions to dismiss the complaint. On November 3, 2005, United States District Court Judge Catherine C. Blake rendered a decision dismissing, as against, among others, LBI and the two LBI employees, (1) the federal securities law claims with prejudice, and (2) the state law claims without prejudice, on the basis that they are preempted under the Securities Litigation Uniform Standards Act of 1998.

In re Excelsior, Federated and Scudder.    In September 2004, Holdings and LBI were added as defendants to a consolidated shareholder derivative action pending in the Maryland District Court against Federated and numerous of its subsidiaries and directors, together with certain financial institutions and individuals. The action had been consolidated before the United States District Court for the Western District of Pennsylvania and transferred to the Maryland District Court in March 2004 pursuant to an order of the Judicial Panel on Multidistrict Litigation. The consolidated amended complaint contained allegations that LBI aided and abetted a breach of fiduciary duty, interfered with contracts, engaged in a civil conspiracy, and were unjustly enriched, in connection with trading of the Federated family of mutual funds allegedly conducted by LBI customers through LBI. The consolidated amended complaint seeks unspecified damages. After plaintiffs agreed to voluntarily dismiss Holdings from the action, on March 4, 2005, United States District Court Judge Catherine C. Blake rendered a decision dismissing the complaint as against Holdings. On March 7, 2005, the defendants, including LBI, filed motions to dismiss the complaint. On November 3, 2005, Judge Blake entered an order dismissing the complaint as against, among other defendants, LBI.

Research Analyst Independence Litigations

Since the announcement of the final global regulatory settlement regarding alleged research analyst conflicts of interest at various investment banking firms in the United States, including LBI, and various federal and state regulators and

LEHMAN BROTHERS HOLDINGS INC.

self-regulatory organizations in April 2003 (the "Final Global Settlement"), a number of purported class actions were filed, resulting in three consolidated actions, against LBI in federal court, which are specific to LBI's research of particular companies (Razorfish, Inc., RealNetworks, Inc. and RSL Communications, Inc.): Swack, et al. v. Lehman Brothers Inc, in the United States District Court for the District of Massachusetts ("Massachusetts District Court") (Razorfish); DeMarco v. Lehman Brothers Inc., et al., in the New York District Court (RealNetworks); and Fogarazzo v. Lehman Brothers Inc., in the New York District Court (RSL Communications). All the actions allege conflicts of interest between LBI's investment banking business and research activities and seek to assert claims pursuant to Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder. In the purported class action relating to RSL Communications, plaintiffs have filed an amended consolidated complaint, containing essentially the same allegations as the original complaints, but adding two other investment banks as defendants (Fogarazzo, et al. v. Lehman Brothers Inc., et al.).

In DeMarco, which relates to Real Networks, the New York District Court issued an order in 2004 granting LBI's motion for summary judgment and dismissing the claims. In Swack, which relates to LBI's research on Razorfish, Inc., the Massachusetts District Court issued an order in August 2005 dismissing the action.

In June 2003, a purported derivative action, Bader and Yakaitis P.S.P. and Trust, et al. v. Michael L. Ainslie, et al., relating to the Final Global Settlement was filed in New York State Supreme Court, New York County. The suit names Holdings and its Board of Directors as defendants and contends that the Board should have been aware of and prevented the alleged misconduct that resulted in the settlement with regulators. In December 2003, plaintiffs filed an amended complaint, reiterating the allegations concerning the alleged failure to detect and prevent conduct resulting in the Final Global Settlement and adding allegations concerning the alleged failure to detect and prevent conduct relating to purportedly improper IPO allocation practices, discussed more fully above under the heading IPO Allocation Cases.

WorldCom Bondholders Litigation

Holdings and LBI (together, the "Lehman Defendants"), along with other underwriters of WorldCom, Inc. bonds, were named as defendants in certain securities class and individual actions commenced beginning on or about July 19, 2002 alleging that the offering materials issued in connection with certain securities offerings were false and misleading. Certain of the lawsuits (some of which were originally filed in various state courts and removed to federal court) were transferred by order of the Judicial Panel on Multidistrict Litigation to the New York District Court..

All defendants, including the Lehman Defendants, have settled the class action claims. That settlement was approved by the District Court by decision dated September 21, 2005. The Lehman Defendants contributed $62.7 million to that settlement. That settlement did not resolve claims brought by certain investors who opted out of the class action and filed separate actions.

On June 22, 2005, the underwriter defendants agreed to settle Public Employees' Retirement System of Ohio, et al. v. Bernard J. Ebbers, et al., and the Lehman Defendants contributed $787,500 toward that settlement. On August 8, 2005, the underwriter defendants agreed to settle New York City Employees' Retirement System,, et al. v. Bernard J. Ebbers, et al., and the Lehman Defendants contributed $1.6 million toward that settlement. On October 8, 2005, the underwriter defendants agreed to settle the various actions filed on behalf of plaintiffs represented by Lerach Coughlin Stoia Geller Rudman & Robbins, LLP in various courts throughout the United States. The Lehman Defendants contributed $10.7 million toward the Lerach settlement. On December 31, 2005, the underwriter defendants agreed to settle SunTrust Bank, et al. v. Ebbers, et al., and the Lehman Defendants contributed $40,012 toward that settlement.

Several individual actions remain pending against the underwriter defendants, including the Lehman Defendants. These remaining cases are Adcock, et al. v. Ebbers, et al., Escude v. Ebbers, et al., Kemp v. Ebbers, et al., Pacific Life Ins., et al., v. J.P. Morgan Chase & Co., et al., Utah State Retirement Board v. Ebbers, et al., and Shriners Hospital for Children v. Alexander, et al. Court-supervised negotiations are ongoing in the latter three actions. The Lehman Defendants' total exposure for these actions is not material.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

LEHMAN BROTHERS HOLDINGS INC.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Holdings' common stock, par value $0.10 per share, is listed on the New York Stock Exchange and on the Pacific Exchange. As of January 31, 2006, there were 270,408,498 shares of our common stock outstanding and approximately 22,450 holders of record. On February 10, 2006, the last reported sales price of our common stock was $137.50. The table below shows the high and low sales prices for the common stock for each fiscal quarter within the two most recent fiscal years:

Price Range of Common Stock

Three months ended 2005	November 30	August 31	May 31	February 28

High	$133.16	$108.00	$96.93	$94.70
Low	$103.72	$91.05	$85.92	$83.25
Three months ended 2004	November 30	August 31	May 31	February 29

High	$85.50	$79.04	$89.72	$88.22
Low	$73.32	$67.25	$69.50	$70.50

In January 2006, our Board of Directors increased the fiscal 2006 annual common stock dividend rate to $0.96 per share from an annual dividend rate of $0.80 per share in fiscal 2005 and $0.64 per share in fiscal 2004. Dividends on the common stock are generally payable, following declaration by the Board of Directors, in February, May, August and November.

LEHMAN BROTHERS HOLDINGS INC.

The table below sets forth information with respect to purchases made by or on behalf of Holdings or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended), of our common stock during the quarter ended November 30, 2005.

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)

Month #1 (September 1—September 30, 2005):
Common stock repurchases(1)	2,639,400		2,639,400
Employee transactions(2)	255,783		255,783
Total	2,895,183	$111.10	2,895,183	35,945,615
Month #2 (October 1—October 31, 2005):
Common stock repurchases(1)	3,037,700		3,037,700
Employee transactions(2)	407,252		407,252
Total	3,444,952	$113.54	3,444,952	32,500,663
Month #3 (November 1—November 30, 2005):
Common stock repurchases(1)	2,322,900		2,322,900
Employee transactions(2)	5,471,428		5,471,428
Total	7,794,328	$125.16	7,794,328	24,706,335
Total, September 1, 2005—November 30, 2005:
Common stock repurchases(1)	8,000,000		8,000,000
Employee transactions(2)	6,134,463		6,134,463
Total	14,134,463	$119.45	14,134,463	24,706,335

(1)
We have an ongoing common stock repurchase program, pursuant to which we repurchase shares in the open market on a regular basis. As previously announced, in January 2005 our Board of Directors authorized the repurchase of up to approximately 65 million shares of our common stock in fiscal 2005. Of this amount, approximately 35 million shares were authorized for repurchase to offset dilution due to employee stock plans in 2005, and up to an additional 30 million shares were authorized for repurchase in fiscal 2005, subject to market conditions, for the possible acceleration of 2006 requirements to offset dilution due to employee stock plans. The number of shares authorized to be repurchased in the open market is reduced by the actual number of Employee Offset Shares (as defined below) received.

(2)
Represents shares of common stock withheld in satisfaction of the exercise price of stock options and tax withholding obligations upon option exercises and conversion of restricted stock units (collectively, "Employee Offset Shares").

Our Board of Directors has authorized the repurchase in 2006, subject to market conditions, of up to 40 million shares of Holdings common stock in 2006, for the management of the Firm's equity capital, including offsetting 2006 dilution due to employee stock plans. Our Board also authorized the repurchase in 2006, subject to market conditions, of up to an additional 15 million shares, for the possible acceleration of repurchases to offset a portion of 2007 dilution due to employee stock plans. This authorization supersedes the stock repurchase program authorized in January 2005. For more information about the repurchase program and employee stock plans, see Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity, Funding and Capital Resources—Stock Repurchase Program in Part II, Item 7, Notes 11 and 14 to the Consolidated Financial Statements in Part II, Item 8, and Security Ownership of Certain Beneficial Owners and Management in Part III, Item 12, in this Report.

LEHMAN BROTHERS HOLDINGS INC.

ITEM 6. SELECTED FINANCIAL DATA

The following table summarizes certain consolidated financial information.

Selected Financial Data

In millions, except per common share and selected data and financial ratios

Year ended November 30	2005	2004	2003	2002	2001

Consolidated Statement of Income
Total revenues	$32,420	$21,250	$17,287	$16,781	$22,392
Interest expense	17,790	9,674	8,640	10,626	15,656

Net revenues	14,630	11,576	8,647	6,155	6,736
Non-interest expenses:
Compensation and benefits	7,213	5,730	4,318	3,139	3,437
Non-personnel expenses(1)	2,588	2,309	1,716	1,517	1,424
Real estate reconfiguration charge	—	19	77	128	—
September 11th related (recoveries)/expenses, net	—	—	—	(108)	127
Regulatory settlement	—	—	—	80	—

Total non-interest expenses	9,801	8,058	6,111	4,756	4,988

Income before taxes and dividends on trust preferred securities	4,829	3,518	2,536	1,399	1,748
Provision for income taxes	1,569	1,125	765	368	437
Dividends on trust preferred securities(2)	—	24	72	56	56

Net income	$3,260	$2,369	$1,699	$975	$1,255
Net income applicable to common stock	$3,191	$2,297	$1,649	$906	$1,161

Consolidated Statement of Financial Condition (at November 30)
Total assets	$410,063	$357,168	$312,061	$260,336	$247,816
Net assets(3)	211,424	175,221	163,182	140,488	141,354
Long-term borrowings(2)	62,309	56,486	43,529	38,678	38,301
Preferred securities subject to mandatory redemption(2)	—	—	1,310	710	710
Total stockholders' equity	16,794	14,920	13,174	8,942	8,459
Tangible equity capital(4)	15,564	12,636	10,681	9,439	9,002
Total capital (2)(5)	79,103	71,406	58,013	48,330	47,470

Per Common Share Data
Net income (basic)	$11.47	$8.36	$6.71	$3.69	$4.77
Net income (diluted)	$10.87	$7.90	$6.35	$3.47	$4.38
Weighted average common shares (basic) (in millions)	278.2	274.7	245.7	245.4	243.1
Weighted average common shares (diluted) (in millions)	293.6	290.7	259.9	261.2	265.3
Dividends declared per common share	$0.80	$0.64	$0.48	$0.36	$0.28
Book value per common share (at November 30)(6)	$57.50	$49.32	$44.17	$34.15	$31.81

Selected Data (at November 30)
Gross leverage ratio(7)	24.4x	23.9x	23.7x	29.1x	29.3x
Net leverage ratio(8)	13.6x	13.9x	15.3x	14.9x	15.7x
Employees	22,919	19,579	16,188	12,343	13,090
Assets under management (in billions)(9)	$175	$137	$120	$9	$12
Financial Ratios (%)
Compensation and benefits/net revenues	49.3	49.5	49.9	51.0	51.0
Pre-tax margin	33.0	30.4	29.3	22.7	26.0
Return on average common stockholders' equity(10)	21.6	17.9	18.2	11.2	15.9
Return on average tangible common stockholders' equity(11)	27.8	24.7	19.2	11.5	16.3

LEHMAN BROTHERS HOLDINGS INC.

Notes to Selected Financial Data:

(1)
Non-personnel expenses exclude the following items: 1) real estate reconfiguration charges of $19 million, $77 million and $128 million for the years ended November 2004, 2003 and 2002, respectively, September 11th related (recoveries)/expenses of $(108) million and $127 million for the years ended November 30, 2002 and 2001, respectively, and 3) regulatory settlement of $80 million for the year ended November 30, 2002.
(2)
We adopted FIN 46R effective February 29, 2004, which required us to deconsolidate the trusts that issued the preferred securities. Accordingly, at and subsequent to February 29, 2004, preferred securities subject to mandatory redemption were reclassified to Junior Subordinated notes. Dividends on preferred securities subject to mandatory redemption, which were presented as Dividends on trust preferred securities in the Consolidated Statement of Income through February 29, 2004, are included in Interest expense in periods subsequent to February 29, 2004.
(3)
Net assets represent total assets excluding: 1) cash and securities segregated and on deposit for regulatory and other purposes, 2) securities received as collateral, 3) securities purchased under agreements to resell, 4) securities borrowed and 5) identifiable intangible assets and goodwill. We believe net assets is a measure more useful to investors than total assets when comparing companies in the securities industry because it excludes certain assets considered to have a low-risk profile and identifiable intangible assets and goodwill. Net assets as presented are not necessarily comparable to similarly-titled measures provided by other companies in the securities industry because of different methods of calculation.(a)
(4)
Tangible equity capital represents total stockholders' equity plus junior subordinated notes (and at November 30, 2003, 2002 and 2001, preferred securities subject to mandatory redemption), less identifiable intangible assets and goodwill.(b) See "MD&A—Liquidity, Funding and Capital Resources—Balance Sheet and Financial Leverage" for additional information about tangible equity capital. We believe total stockholders' equity plus junior subordinated notes to be a more meaningful measure of our equity because the junior subordinated notes are subordinated and have maturities at issuance from 30 to 49 years. In addition, a leading rating agency views these securities as equity capital for purposes of calculating net leverage. Further, we do not view the amount of equity used to support identifiable intangible assets and goodwill as available to support our remaining net assets. Tangible equity capital as presented is not necessarily comparable to similarly-titled measures provided by other companies in the securities industry because of different methods of calculation.
(5)
Total capital includes long-term borrowings (including junior subordinated notes) and total stockholders' equity and, at November 30, 2003 and prior year-ends, preferred securities subject to mandatory redemption. We believe total capital is useful to investors as a measure of our financial strength.
(6)
The book value per common share calculation includes amortized restricted stock units granted under employee stock award programs, which have been included in total stockholders' equity.
(7)
Gross leverage ratio is defined as total assets divided by total stockholders' equity.
(8)
Net leverage ratio is defined as net assets (see note 3 above) divided by tangible equity capital (see note 4 above). We believe net leverage is a more meaningful measure of leverage to evaluate companies in the securities industry. In addition, many of our creditors and a leading rating agency use the same definition of net leverage. Net leverage as presented is not necessarily comparable to similarly-titled measures provided by other companies in the securities industry because of different methods of calculation.
(9)
Assets under management at November 30, 2003 have been restated to include $3.9 billion of discretionary brokerage cash management assets.
(10)
Average common stockholders' equity in 2003 was appropriately weighted for the effect of the equity issued in connection with the Neuberger Berman acquisition on October 31, 2003. Return on average common stockholders' equity is computed by dividing net income applicable to common stock for the period by average common stockholders' equity. Average common stockholders' equity for the years ended November 2005, 2004, 2003, 2002 and 2001 was $14.7 billion, $12.8 billion, $9.1 billion, $8.1 billion and $7.3 billion, respectively.
(11)
Average tangible common stockholders' equity in 2003 was appropriately weighted for the effect of the equity issued in connection with the Neuberger Berman acquisition on October 31, 2003. Return on average tangible common stockholders' equity is computed by dividing net income applicable to common stock for the period by average tangible common stockholders' equity. Average tangible common stockholders' equity equals average total common stockholders' equity less average identifiable intangible assets and goodwill. Average identifiable intangible assets and goodwill for the years ended November 2005, 2004, 2003, 2002 and 2001 was $3.3 billion, $3.5 billion, $471 million, $191 million and $174 million, respectively. Management believes tangible common stockholders' equity is a meaningful measure because it reflects the common stockholders' equity deployed in our businesses.

(a)
Net Assets calculation:
November 30 (in millions)	2005	2004	2003	2002	2001

Total assets	$410,063	$357,168	$312,061	$260,336	$247,816
Cash and securities segregated and on deposit for regulatory and other purposes	(5,744)	(4,085)	(3,100)	(2,803)	(3,289)
Securities received as collateral	(4,975)	(4,749)	(3,406)	(1,994)	(1,734)
Securities purchased under agreement to resell	(106,209)	(95,535)	(87,416)	(94,341)	(83,278)
Securities borrowed	(78,455)	(74,294)	(51,396)	(20,497)	(17,994)
Identifiable intangible assets and goodwill	(3,256)	(3,284)	(3,561)	(213)	(167)

Net assets	$211,424	$175,221	$163,182	$140,488	$141,354

(b)
Tangible equity capital calculation:
November 30 (in millions)	2005	2004	2003	2002	2001

Total stockholders' equity	$16,794	$14,920	$13,174	$8,942	$8,459
Junior subordinated notes (subject to limitation)(i)	2,026	1,000	1,068	710	710
Identifiable intangible assets and goodwill	(3,256)	(3,284)	(3,561)	(213)	(167)

Tangible equity capital	$15,564	$12,636	$10,681	$9,439	$9,002

  (i)
  Preferred securities subject to mandatory redemption at November 30, 2003, 2002 and 2001.

LEHMAN BROTHERS HOLDINGS INC.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LEHMAN BROTHERS HOLDINGS INC.
Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Lehman Brothers Holdings Inc. ("Holdings") and subsidiaries (collectively, the "Company", "Lehman Brothers", "we", "us" or "our") is one of the leading global investment banks, serving institutional, corporate, government and high-net-worth individual clients. Our worldwide headquarters in New York and regional headquarters in London and Tokyo are complemented by offices in additional locations in North America, Europe, the Middle East, Latin America and the Asia Pacific region. Through our subsidiaries, we are a global market-maker in all major equity and fixed income products. To facilitate our market-making activities, we are a member of all principal securities and commodities exchanges in the U.S. and we hold memberships or associate memberships on several principal international securities and commodities exchanges, including the London, Tokyo, Hong Kong, Frankfurt, Paris, Milan and Australian stock exchanges.

Our principal businesses are investment banking, capital markets and investment management, which, by their nature, are subject to volatility primarily due to changes in interest and foreign exchange rates, valuation of financial instruments and real estate, global economic and political trends and industry competition. Through our investment banking, trading, research, structuring and distribution capabilities in equity and fixed income products, we continue to build on our client-flow business model. The client-flow business model is based on our principal focus of facilitating client transactions in all major global capital markets products and services. We generate client-flow revenues from institutional, corporate, government and high-net-worth clients by (i) advising on and structuring transactions specifically suited to meet client needs; (ii) serving as a market-maker and/or intermediary in the global marketplace, including having securities and other financial instrument products available to allow clients to adjust their portfolios and risks across different market cycles; (iii) providing investment management and advisory services; and (iv) acting as an underwriter to clients. As part of our client-flow activities, we maintain inventory positions of varying amounts across a broad range of financial instruments that are marked to market daily and give rise to principal transactions and net interest revenue. In addition, we also maintain inventory positions (long and short) through our proprietary trading activities, and make principal investments in real estate and private equity. The financial services industry is significantly influenced by worldwide economic conditions as well as other factors inherent in the global financial markets. As a result, revenues and earnings may vary from quarter to quarter and from year to year.

All references to the years 2005, 2004 and 2003 in this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") refer to our fiscal years ended November 30, 2005, 2004 and 2003, or the last day of such fiscal years, as the context requires, unless specifically stated otherwise.

Forward-Looking Statements

Some of the statements contained in this MD&A, including those relating to our strategy and other statements that are predictive in nature, that depend on or refer to future events or conditions or that include words such as "expects", "anticipates", "intends", "plans", "believes", "estimates" and similar expressions, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements are not historical facts but instead represent only management's expectations, estimates and projections regarding future events. Similarly, these statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict, which may include, but are not limited to, the factors discussed under "Certain Factors Affecting Results of Operations" below and in Part I, Item 1A, Risk Factors, in this Form 10-K.

As a global investment bank, our results of operations have varied significantly in response to global economic and market trends and geopolitical events. The nature of our business makes predicting the future trends of net revenues difficult. Caution should be used when extrapolating historical results to future periods. Our actual results and financial condition may differ, perhaps materially, from the anticipated results and financial condition in any such forward-looking statements and, accordingly, readers are cautioned not to place undue reliance on such statements, which speak only as of the date on which they are made. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

LEHMAN BROTHERS HOLDINGS INC.
Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain Factors Affecting Results of Operations

Our financial condition and results of operations may be affected by uncertain or unfavorable economic, market, legal and other conditions. These conditions include but are not limited to:

Market Risk

Changes in interest and foreign exchange rates, financial instruments and real estate valuations and increases in volatility can increase credit and market risks and may also affect client-flow-related revenues and proprietary trading revenues as well as affect the volume of debt and equity underwritings and merger and acquisition transactions. See Risk Management—Market Risk in this MD&A for more information.

Competitive Environment

All aspects of our business are highly competitive. Our competitive ability depends on many factors, including our reputation, the quality of our services and advice, intellectual capital, product innovation, execution ability, pricing, sales efforts and the talent of our employees. See Part I, Item 1—Business—Competition in this Form 10-K for more information about competitive matters.

Business Environment

Concerns about geopolitical developments, oil prices and natural disasters, among other things, can affect the global financial markets. Accounting and corporate governance scandals in recent years have had a significant effect on investor confidence. See Executive Overview—Business Environment and—Economic Outlook in this MD&A for additional information.

Liquidity

Liquidity and liquidity management are of critical importance in our industry. Liquidity could be affected by the inability to access the long-term or short-term debt, repurchase or securities-lending markets or to draw under credit facilities, whether due to factors specific to us or to general market conditions. In addition, the amount and timing of contingent events, such as unfunded commitments and guarantees, could adversely affect cash requirements and liquidity. To mitigate these risks, our liquidity and funding policies have been conservatively designed to maintain sufficient liquid financial resources to continually fund our balance sheet and to meet all expected cash outflows, for one year in a stressed liquidity environment. See Liquidity, Funding and Capital Resources—Liquidity Risk Management in this MD&A for more information.

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

Credit Exposure

Credit exposure represents the possibility that a counterparty will be unable to honor its contractual obligations. Although we actively manage credit exposure daily as part of our risk management framework, counterparty default risk may arise from unforeseen events or circumstances. See Risk Management—Credit Risk in this MD&A for more information.

Operational Risk

Operational risk is the risk of loss resulting from inadequate or failed internal or outsourced processes, people, infrastructure and technology, or from external events. We seek to minimize these risks through an effective internal control environment. See Risk Management—Operational Risk in this MD&A for more information.

Legal, Regulatory and Reputational Risk

The securities and financial services industries are subject to extensive regulation under both federal and state laws in the U.S. and under the laws of the many other jurisdictions in which we do business. We also are regulated by a number of

LEHMAN BROTHERS HOLDINGS INC.
Management's Discussion and Analysis of Financial Condition and Results of Operations

self-regulatory organizations such as the National Association of Securities Dealers, the Municipal Securities Rulemaking Board and the National Futures Association, and by national securities and commodities exchanges, including the New York Stock Exchange. As of December 1, 2005, Holdings became regulated by the SEC as a consolidated supervised entity ("CSE"), and as such, we are subject to group-wide supervision and examination by the SEC, and accordingly, we are subject to minimum capital requirements on a consolidated basis. Violation of applicable regulations could result in legal and/or administrative proceedings, which may impose censures, fines, cease-and-desist orders or suspension of a firm, its officers or employees. The scrutiny of the financial services industry has increased over the past several years, which has led to increased regulatory investigations and litigation against financial services firms.

Legislation and rules adopted both in the U.S. and around the world have imposed substantial new or more stringent regulations, internal practices, capital requirements, procedures and controls and disclosure requirements in such areas as financial reporting, corporate governance, auditor independence, equity compensation plans, restrictions on the interaction between equity research analysts and investment banking employees and money laundering.

The trend and scope of increased compliance requirements has increased costs necessary to ensure compliance. Our reputation is critical in maintaining our relationships with clients, investors, regulators and the general public, and is a key focus in our risk management efforts.

We are involved in a number of judicial, regulatory and arbitration proceedings concerning matters arising in connection with the conduct of our business, including actions brought against us and others with respect to transactions in which we acted as an underwriter or financial advisor, actions arising out of our activities as a broker or dealer in securities and actions brought on behalf of various classes of claimants against many securities firms and lending institutions, including us. See Part I, Item 1—Business—Regulation and Part I, Item 3—Legal Proceedings in this Form 10-K for more information about legal and regulatory matters.

See Part I, Item 1A, Risk Factors, in this Form 10-K for additional information about these and other risks inherent in our business.

Executive Overview[2]

Summary of Results

Net income totaled $3.3 billion, $2.4 billion and $1.7 billion in 2005, 2004 and 2003, respectively, increasing 38% in 2005 and 39% in 2004 from the corresponding 2004 and 2003 periods, respectively. Diluted earnings per share were $10.87, $7.90 and $6.35 in 2005, 2004 and 2003, respectively, up 38% in 2005 and 24% in 2004 from the corresponding 2004 and 2003 periods, respectively. Net revenues were $14.6 billion, $11.6 billion and $8.6 billion in 2005, 2004 and 2003, respectively, up 26% and 34% from the corresponding 2004 and 2003 periods.

These record results in fiscal 2005 reflect the enhanced scale we have built and the geographic and product diversification we have achieved, and our continued discipline around managing expenses, risk and capital.

During 2005, we continued to strengthen and grow our firm. We achieved record net revenues, net income and diluted earnings per share in 2005 for the second consecutive fiscal year. These results were driven by record net revenues in each business segment and in each geographic region.

Net revenues grew 26% in 2005 compared with 2004. Investment Banking business segment revenues increased 32% compared with 2004, propelled by record revenues in Global Finance—Debt, and Global Finance—Equity, and the second highest revenues ever in Advisory Services. Capital Markets business segment net revenues rose 27% in 2005 compared with 2004, reflecting a record performance in Fixed Income and second highest Equities net revenues. Investment Management business segment net revenues rose 14% in 2005 compared with 2004 on record levels of both Private Investment Management and Asset Management revenues, and assets under management grew to $175 billion. Non-U.S. net revenues increased to a record $5.4 billion, representing 37% of total net revenues in 2005, up from 29% in 2004, as both the Europe and Asia Pacific and other regions achieved double-digit net revenue growth.

(2)
Market share, volume and ranking statistics in this MD&A were obtained from Thomson Financial.

LEHMAN BROTHERS HOLDINGS INC.
Management's Discussion and Analysis of Financial Condition and Results of Operations

Net revenues grew 34% in 2004 compared with 2003, reflecting increases in each of our three business segments and in each geographic region. Investment Banking business segment revenues rose 27% in 2004 compared with 2003 propelled by improvements in Global Finance—Equity and Advisory Services. Capital Markets net revenues rose 28% in 2004 compared with 2003, reflecting robust Fixed Income net revenues and improved Equities net revenues. Investment Management business segment net revenues rose 87% in 2004 compared with 2003, primarily due to increased Asset Management revenues associated with business acquisitions, complemented by improved results in the Private Investment Management component of this business segment.

Business Environment

As a global investment bank, our results of operations can vary in response to global economic and market trends and geopolitical events. A favorable business environment is characterized by many factors, including a stable geopolitical climate, transparent financial markets, low inflation, low unemployment, strong business profitability and high business and investor confidence. These factors can influence (i) levels of debt and equity security issuance and M&A activity, which can affect our Investment Banking business, (ii) trading volumes, financial instrument and real estate valuations and client activity in secondary financial markets, which can affect our Capital Markets businesses and (iii) wealth creation, which can affect both our Capital Markets and Investment Management businesses.

The global market environment during 2005 was generally favorable for our businesses due to a combination of factors—positive economic growth, improved corporate profitability, strong equity markets, and low long-term interest rates by historical standards. The global equity markets rose, driven by strong earnings reports and positive economic data, notwithstanding record high oil prices and continued geopolitical and inflationary concerns. Global yield curves continued to flatten and corporate credit spreads remained generally tight. The economies of Asia (excluding Japan) continued their strong growth in 2005, while the European and Japanese economies grew more slowly. At various points in 2005, market conditions became more challenging due to higher energy prices, the aftermath of the hurricanes in the southeast U.S. and concerns that these factors could translate into higher core inflation. Oil prices reaching $70 a barrel and higher than expected producer and consumer price indices also added uncertainty, volatility and a higher risk premium to the capital markets. However, both the consumer and the markets generally proved to be remarkably resilient.

Equity markets.    The global equity markets reported broad gains during 2005, due primarily to positive economic data and strong earnings reports. Higher valuations served to fuel the equity origination calendar, such that industry-wide volumes were very strong and pipelines continued to build. In 2005, the New York Stock Exchange, Dow Jones Industrial Average, S&P 500 and NASDAQ indices rose 9%, 4%, 6%, and 6%, respectively, when compared to 2004. In the European equity markets, the FTSE and DAX rose 15% and 26%, respectively, in 2005 when compared to 2004. In Asia, the Nikkei and Hang Seng indices rose 36% and 6%, respectively, in 2005 when compared to 2004.

Global trading volumes improved in 2005 compared to 2004. In the U.S., trading volumes for all major indices increased in 2005 compared with 2004, as continued low interest rates and improved corporate profitability created a more favorable environment for equity products. Average daily trading volumes of FTSE 100 stocks declined 6% compared with 2004, while the trading volumes of DAX composite stocks rose 7% compared with 2004. Volumes on the Nikkei and Hang Seng exchanges rose 30% and 6%, respectively, in 2005 compared with 2004.

Fixed income markets.    Throughout 2005 interest rates continued to remain low and the yield curve continued to flatten, as longer term yields were little affected by the Federal Funds Rate increases which totaled 200 basis points. Credit and swap spreads while generally tight, widened slightly in response to the flatter treasury curve. Conditions in Europe were somewhat less favorable than the U.S., as growth remained slow and the Euro weakened. Japan continued on its recovery path, with the Bank of Japan providing favorable monetary policies which continued to support liquidity and growth. Total global debt origination rose 13% in 2005 compared with 2004 on higher levels of investment-grade debt issuances partially offset by a decline in high-yield origination volumes.

Mergers and acquisitions.    Stronger stock valuations and the favorable interest rate environment during 2005 kept both strategic buyers and financial sponsors very active in M&A. Announced M&A volumes rose 56% in 2005 compared with 2004, while completed M&A volumes rose 31% in the period.

Economic Outlook

The financial services industry is significantly influenced by worldwide economic conditions in both banking and capital markets. We expect global GDP growth of 2.6% for 2006, a level that continues to provide a favorable underpinning for

LEHMAN BROTHERS HOLDINGS INC.
Management's Discussion and Analysis of Financial Condition and Results of Operations

this industry. We expect the Fed to continue raising rates to 5% by mid-2006 and then keeping interest rates steady. The end of the Fed's rising interest rate cycle in the past has been positive for our sector. We expect that corporate profitability will remain resilient, and we are looking for corporate earnings to increase by 8% to 10% in 2006. Additionally, U.S. corporate balance sheets remain strong and operating cash flows solid, with cash on hand amounting to approximately 10% of total balance sheets, giving corporations a higher degree of flexibility for mergers and acquisitions, buybacks and dividends. Although we remain wary of geopolitical risk, the growing deficits in the U.S., and China's efforts to rein in growth, we see resiliency in the global economy as a whole.

Equity markets.    The environment for the equity markets became more positive in 2005 compared with 2004. Liquidity remained available and industry-wide equity-offering pipelines continued to grow. We expect the equity offering calendar to remain robust through 2006, as reasonably strong corporate profitability and a low inflation outlook are expected to increase confidence in the marketplace.

Fixed income markets.    We see a continued constructive environment for fixed income origination, given low absolute interest rates, credit spreads remaining in line with historical averages, refinancings of debt maturing in calendar 2006 and the expected increase in M&A and financial-sponsor-related financings. We expect both fixed-income-related products and the fixed income investor base to continue to grow with a continuing global trend of more liquidity requirements being sourced from the capital markets. We also believe a reasonably strong primary debt market should have a positive impact on secondary market flows.

Fixed income activity is driven in part by the absolute level of interest rates, but also is highly correlated with the degree of volatility, the shape of the yield curve and credit quality, which in the aggregate, impact the overall business environment. The fixed income investor base has changed dramatically from long-only investors of a few years ago to a rapidly-growing hedge fund and an expanding international investor base. Investors now employ far more developed risk mitigation tools to manage their portfolios. In addition, in recent years the Fed has become more transparent in communicating its intentions, as evidenced by the market's ability to successfully absorb twelve consecutive 25 basis-point Fed Funds rate hikes from June 1, 2004 through November 30, 2005, to bring the Fed Funds rate to 4%. We believe that the Fed will continue its pattern of raising rates until it reaches 5% in 2006. In addition, the size and diversity of the global fixed income marketplace has become significantly larger and broader over the last several years. We expect approximately $8.5 trillion of global fixed income origination in calendar 2006, staying constant with 2005 issuance levels, but almost double the $4.3 trillion issued in calendar 2000.

Mergers and acquisitions.    During fiscal 2005, M&A activity increased significantly, and we expect this to continue. Companies are still looking to grow, and strategic M&A is an increasingly viable option to achieve these growth objectives, particularly for companies with liquid and strong balance sheets and stronger stock valuations.

During fiscal 2004 and 2005, activity from strategic buyers increased, and we expect the M&A fee pool in fiscal 2006 to continue to grow compared with fiscal 2005. Financial sponsor M&A also has been an important factor driving the increase in activity.

Asset management and high net worth.    Capital markets continued to be resilient in 2005, and growing economies translate into wealth. We aspire to be a provider of choice among the high-net-worth client base, given our growing product breadth and strong performance. Our outlook for asset management and services to high-net-worth individuals is positive, given favorable demographics, higher savings rates globally and intergenerational wealth transfer. The high-net-worth client increasingly seeks multiple providers and greater asset diversification along with a high service component. We believe the significant expansion of our asset management business and the strong investment-return performance of our asset managers, coupled with our cross-selling initiatives, position us well for continued growth in 2006.

Consolidated Results of Operations

Overview

We achieved record net revenues, net income and diluted earnings per share in 2005 for the second consecutive fiscal year. Net revenues were $14.6 billion, $11.6 billion and $8.6 billion in 2005, 2004 and 2003, respectively, up 26% and 34% from the corresponding 2004 and 2003 periods. Net income totaled $3.3 billion, $2.4 billion and $1.7 billion in 2005, 2004 and 2003, respectively, up 38% and 39% from the corresponding 2004 and 2003 periods.

LEHMAN BROTHERS HOLDINGS INC.
Management's Discussion and Analysis of Financial Condition and Results of Operations

Diluted earnings per share were $10.87, $7.90 and $6.35 in 2005, 2004 and 2003, respectively, up 38% in 2005 and 24% in 2004 from the corresponding 2004 and 2003 periods, respectively.

Return on average common stockholders' equity3 was 21.6%, 17.9% and 18.2% in 2005, 2004 and 2003, respectively. Return on average tangible common stockholders' equity was 27.8%, 24.7% and 19.2% in 2005, 2004 and 2003, respectively.

Compensation and benefits expense as a percentage of net revenues was 49.3%, 49.5% and 49.9% in 2005, 2004 and 2003, respectively. Non-personnel expenses as a percentage of net revenues were 17.7%, 20.1% and 20.7% in 2005, 2004 and 2003, respectively. Pre-tax margin was 33.0%, 30.4% and 29.3% in 2005, 2004 and 2003, respectively.

Net Revenues

				Percent Change
In millions Year ended November 30
	2005	2004	2003	2005/ 2004	2004/ 2003

Principal transactions	$7,811	$5,699	$4,272	37%	33%
Investment banking	2,894	2,188	1,722	32	27
Commissions	1,728	1,537	1,210	12	27
Interest and dividends	19,043	11,032	9,942	73	11
Asset management and other	944	794	141	19	463

Total revenues	32,420	21,250	17,287	53	23
Interest expense	17,790	9,674	8,640	84	12

Net revenues	$14,630	$11,576	$8,647	26%	34%

Principal transactions, commissions and net interest revenue	$10,792	$8,594	$6,784	26%	27%

Net interest revenue	$1,253	$1,358	$1,302	(8)%	4%

Net revenues totaled $14.6 billion, $11.6 billion and $8.6 billion in 2005, 2004 and 2003, respectively, representing three consecutive years of record net revenues. Net revenues grew 26% in 2005 compared with 2004, reflecting the highest ever net revenues in each of our three business segments and in each geographic region.

Principal Transactions, Commissions and Net Interest Revenues

In both the Capital Markets and Investment Management business segments, we evaluate net revenue performance based on the aggregate of Principal transactions, Commissions and Interest and dividends revenue net of Interest expense ("Net interest revenue"). These revenue categories include realized and unrealized gains and losses, commissions associated with client transactions and the interest and dividend revenue or interest expense associated with financing or hedging positions. Caution should be used when analyzing these revenue categories individually because they may not be indicative of the overall performance of the Capital Markets and Investment Management business segments. Principal transactions, Commissions and Net interest revenue in the aggregate rose 26% in 2005 compared with 2004 and 27% in 2004 compared with 2003.

Principal transactions revenue improved 37% in 2005 compared with 2004, driven by improvements across both fixed income and equity products, including a higher contribution from non-U.S. regions. In Fixed Income Capital Markets the notable increases were in commercial mortgages and real estate, residential mortgages and interest rate products. The

(3)
Return on average common stockholders' equity and return on average tangible common stockholders' equity are computed by dividing net income applicable to common stock for the period by average common stockholders' equity and average tangible common stockholders' equity, respectively. We believe average tangible common stockholders' equity is a meaningful measure because it reflects the common stockholders' equity deployed in our businesses. Average tangible common stockholders' equity equals average common stockholders' equity less average identifiable intangible assets and goodwill and is computed as follows:
Year ended November 30 (in millions)	2005	2004	2003

Average common stockholders' equity	$14,741	$12,843	$9,061
Average identifiable intangible assets and goodwill	(3,272)	(3,547)	(471)

Average tangible common stockholders' equity	$11,469	$9,296	$8,590

LEHMAN BROTHERS HOLDINGS INC.
Management's Discussion and Analysis of Financial Condition and Results of Operations

2005 increase in net revenues from equity capital market products was driven by higher trading volumes and improved equity valuations globally as well as increases in financing and derivative activities. Principal transactions revenue improved 33% in 2004 compared with 2003. Then-record fixed income revenues in 2004, with notable improvements in mortgage and interest rate products over the prior year, contributed to the principal transactions revenue increase, together with stronger equity net revenues, particularly in equity derivatives.

Commission revenues rose 12% in 2005 compared with 2004 on higher global trading volumes. Commission revenues increased 27% in 2004 compared with 2003, reflecting commission revenue attributable to the acquisition of Neuberger Berman Inc. and its subsidiaries ("Neuberger") complemented by growth in our trading volumes, despite generally lower market volumes.

Interest and dividends revenue and Interest expense are a function of the level and mix of total assets and liabilities (primarily financial instruments owned and sold but not yet purchased, and collateralized borrowing and lending activities), the prevailing level of interest rates and the term structure of our financings. Interest and dividends revenue and Interest expense are integral components of our evaluation of our overall Capital Markets activities. Net interest revenue in 2005 declined 8% compared with 2004, due to higher short-term interest rates and a flatter yield curve, partially offset by higher levels of interest and dividend earning assets. Interest and dividends revenue and Interest expense rose 73% and 84%, respectively, in 2005 compared with 2004, attributable to higher short-term interest rates coupled with higher levels of interest- and dividend-earning assets and interest-bearing liabilities. Net interest revenue in 2004 rose 4% compared with 2003 principally due to an increase in interest-earning assets. Interest and dividends revenue and Interest expense rose 11% and 12%, respectively, in 2004 compared with 2003 attributable to higher levels of interest- and dividend-earning assets and interest-bearing liabilities coupled with a modest upward shift in interest rates.

Investment Banking

Investment banking revenues result from fees and commissions received for underwriting public and private offerings of fixed income and equity securities, fees and other revenues associated with advising clients on M&A activities, as well as other corporate financing activities. Investment banking revenues rose to record levels in 2005, increasing 32% compared with 2004. The 2005 results reflected our highest levels of revenues in Global Finance—Debt and Global Finance—Equity, and the highest level of Advisory Services revenues since fiscal 2000. Investment banking revenues increased 27% in 2004 compared with 2003, reflecting substantial revenue increases in Global Finance—Equity and Advisory Services and continued strength from our Global Finance—Debt business. See Business Segments—Investment Banking in this MD&A for a discussion and analysis of our Investment Banking business segment.

Asset Management and Other

Asset management and other revenues primarily result from asset management activities in the Investment Management business segment. Asset management and other revenues rose 19% in 2005 compared with 2004. The growth in 2005 primarily reflects higher asset management fees attributable to the growth in assets under management. The significant increase in 2004 compared with 2003 is attributable primarily to the October 31, 2003 acquisition of Neuberger, complemented by higher private equity management and incentive fees.

LEHMAN BROTHERS HOLDINGS INC.
Management's Discussion and Analysis of Financial Condition and Results of Operations

Non-Interest Expenses

				Percent Change
In millions Year ended November 30
	2005	2004	2003	2005/ 2004	2004/ 2003

Compensation and benefits	$7,213	$5,730	$4,318	26%	33%
Non-personnel expenses:
Technology and communications	834	764	598	9	28
Brokerage and clearance fees	503	453	367	11	23
Occupancy	490	421	319	16	32
Professional fees	282	252	158	12	59
Business Development	234	211	149	11	42
Other	245	208	125	18	66
Real estate reconfiguration charge	—	19	77	(100)	(75)

Total non-personnel expenses	$2,588	$2,328	$1,793	11%	30%

Total non-interest expenses	$9,801	$8,058	$6,111	22%	32%

Compensation and benefits/Net revenues	49.3%	49.5%	49.9%
Non-personnel expenses/Net revenues	17.7%	20.1%	20.7%

Non-interest expenses were $9.8 billion, $8.1 billion, and $6.1 billion in 2005, 2004 and 2003, respectively. Non-interest expenses in 2004 and 2003 include a real estate reconfiguration charge discussed further below. Significant portions of certain expense categories are variable, including compensation and benefits, brokerage and clearance, and business development. We expect these variable expenses as a percentage of net revenues to remain in approximately the same proportions for future periods. We continue to maintain a strict discipline in managing expenses.

Compensation and benefits.    Compensation and benefits totaled $7.2 billion, $5.7 billion and $4.3 billion in 2005, 2004, and 2003, respectively. Compensation and benefits expense as a percentage of net revenues continued to decrease and was 49.3%, 49.5%, and 49.9% in 2005, 2004 and 2003, respectively. Employees totaled approximately 22,900, 19,600 and 16,200 at November 30, 2005, 2004 and 2003, respectively. The growth in employees in 2005 is primarily attributable to higher levels of business activity across the firm, as well as investments in the continued growth of the franchise. The increase in employees in 2004 reflects a combination of business acquisitions and organic growth. Compensation and benefits expense includes both fixed and variable components. Fixed compensation, consisting primarily of salaries, benefits and amortization of previous years' deferred equity awards, totaled $3.2 billion, $2.6 billion and $2.0 billion in 2005, 2004 and 2003, respectively, up 21% in 2005 from 2004 and 30% in 2004 from 2003. The growth of fixed compensation in both comparison periods was due primarily to increases in employees. Variable compensation, consisting primarily of incentive compensation, commissions and severance, totaled $4.0 billion, $3.1 billion and $2.3 billion in 2005, 2004 and 2003, respectively, up 30% in 2005 compared to 2004 and 35% in 2004 from 2003, as higher net revenues resulted in higher incentive compensation. Amortization of deferred stock compensation awards was $1,055 million, $800 million and $625 million in 2005, 2004 and 2003, respectively.

Non-personnel expenses.    Non-personnel expenses totaled $2.6 billion, $2.3 billion and $1.8 billion in 2005, 2004 and 2003, respectively. Non-personnel expenses as a percentage of net revenues were 17.7%, 20.1%, and 20.7% in 2005, 2004, and 2003, respectively. The increase in non-personnel expenses in 2005 compared with 2004 is primarily attributable to increased technology, occupancy and costs associated with higher levels of business activity.

Technology and communications expenses rose 9% in 2005 compared with 2004 reflecting increased costs associated with the continued expansion and development of our Capital Markets platforms and infrastructure, and increased technology costs to create further efficiencies in our mortgage origination businesses. Occupancy expenses increased 16% in 2005 compared with 2004 primarily attributable to growth in our global space requirements due to higher levels of employees. Brokerage and clearance expenses rose 11% in 2005 compared with 2004, due primarily to higher transaction volumes in certain Capital Markets products. Professional fees and business development expenses increased 12% and 11%, respectively, in 2005 compared with 2004 due primarily to the higher levels of business activity. Other expenses increased 18% in 2005 compared with 2004 due to a number of factors, including an increase in mutual fund distribution and administration costs related to the growth in assets under management, as well as an increase in charitable contributions.

LEHMAN BROTHERS HOLDINGS INC.
Management's Discussion and Analysis of Financial Condition and Results of Operations

The increase in non-personnel expenses in 2004 is attributable to a number of factors, including business acquisitions coupled with increased technology initiatives, higher occupancy costs and higher levels of business activity. Technology and communications expenses rose 28% in 2004 compared with 2003 reflecting the business acquisitions, the depreciation of technology assets at new facilities, and increased costs associated with the continued build-out of Capital Markets platforms and infrastructure. Brokerage and clearance expenses rose 23% in 2004 compared with 2003, due primarily to higher volumes in Capital Markets products and expansion in equities-related businesses. Occupancy expenses increased 32% in 2004 compared with 2003 primarily attributable to the business acquisitions and the increased cost of our new facilities in London and Tokyo. Professional fees increased 59% in 2004 compared with 2003 due to the business acquisitions and higher recruiting and legal fees. Business development expenses increased 42% in 2004 compared with 2003 due to the higher level of business activity and the business acquisitions. Other expenses increased 66% in 2004 compared with 2003 attributable primarily to the business acquisitions, including mutual fund distribution costs and the amortization of intangible assets.

Real estate reconfiguration charge.    Non-interest expenses in 2004 and 2003 include pre-tax real estate charges of $19 million and $77 million, respectively ($11 million and $45 million after-tax, respectively), associated with our 2002 decision to dispose of certain excess real estate. In March 2004, we reached an agreement to exit virtually all of our remaining leased space at our downtown New York City location, which clarified the loss on the location and resulted in the $19 million charge. See Note 17 to the Consolidated Financial Statements for additional information about the real estate reconfiguration charge.

Insurance settlement.    During 2004, we entered into a settlement with our insurance carriers relating to several legal proceedings noticed to the carriers and initially occurring prior to January 2003. Under the terms of the insurance settlement, the insurance carriers agreed to pay us $280 million. During 2004, we also entered into a Memorandum of Understanding to settle the In re Enron Corporation Securities Litigation class action lawsuit for $223 million. The settlement with our insurance carriers and the settlement under the Memorandum of Understanding did not result in a net gain or loss in our Consolidated Statement of Income as the $280 million settlement with our insurance carriers represented an aggregate settlement associated with several matters, including Enron, Worldcom and other matters. See Part I, Item 3—Legal Proceedings in this Form 10-K for additional information about the Enron securities class action and related matters.

Income Taxes

The provisions for income taxes totaled $1.6 billion, $1.1 billion and $765 million in 2005, 2004 and 2003, respectively. These provisions resulted in effective tax rates of 32.5%, 32.0% and 30.2% for 2005, 2004 and 2003, respectively. The increases in the effective tax rates in 2005 and 2004 compared with the prior years were primarily due to higher levels of pre-tax income, which reduced the effect of certain permanent differences. See Note 16 to the Consolidated Financial Statements for additional information about income taxes.

Business Acquisitions and Dispositions

Capital Markets.    During 2004, we acquired three residential mortgage origination platforms for an aggregate cost of approximately $184 million. We believe these acquisitions add long-term value to our mortgage franchise by allowing further vertical integration of the business platform. Mortgage loans originated by the acquired companies are intended to provide a more cost-efficient source of loan product for our securitization pipeline. We sold our reverse mortgage originator in 2004 for approximately $42 million. During 2003, we acquired controlling interests in two mortgage loan originators for an aggregate cost of approximately $35 million. Net employees added as a result of these acquisitions and disposition totaled approximately 1,300 and 2,000 for 2004 and 2003, respectively.

Investment Management.    In October 2003, we purchased Neuberger as part of our strategic plan to build out our Investment Management business segment. The Neuberger acquisition increased our revenues from fee-based activities, allowing for reduced cross-cycle earnings volatility, while at the same time the acquisition has increased opportunities for revenue synergies across business segments. We purchased Neuberger for a net purchase price of approximately $2.5 billion, including equity consideration of $2.1 billion and cash consideration and incremental costs of $0.7 billion, and excluding cash and short-term investments acquired of $276 million.

In October 2003, we also acquired substantially all of the operating assets of Crossroads, a diversified private equity fund manager, which expanded our global private equity franchise. In January 2003, we acquired the fixed income asset

LEHMAN BROTHERS HOLDINGS INC.
Management's Discussion and Analysis of Financial Condition and Results of Operations

management business of Lincoln Capital Management, a fixed income asset management platform. The cost of these acquisitions aggregated $137 million.

These acquisitions were made as part of our strategic plan to build out our Investment Management business segment. On the dates of acquisition, employees associated with these entities aggregated approximately 1,400.

Business Segments

We operate in three business segments: Investment Banking, Capital Markets and Investment Management. These business segments generate revenues from institutional, corporate, government and high-net-worth individual clients across each of the revenue categories in the Consolidated Statement of Income. Net revenues also contain certain internal allocations, including funding costs and regional transfer pricing which are centrally managed.

The following table summarizes the net revenues of our business segments:

Business Segments

				Percent Change
In millions Year ended November 30
	2005	2004	2003	2005/ 2004	2004/ 2003

Net revenues:
Investment Banking	$2,894	$2,188	$1,722	32%	27%
Capital Markets	9,807	7,694	6,018	27	28
Investment Management	1,929	1,694	907	14	87

Total net revenues	14,630	11,576	8,647	26	34
Compensation and benefits	7,213	5,730	4,318	26	33
Non-personnel expenses(1)	2,588	2,328	1,793	11	30

Income before taxes(1)	$4,829	$3,518	$2,536	37%	39%

(1)
Includes the Real estate reconfiguration charge recognized in 2004 and 2003 which have not been allocated to our segments.

Investment Banking

				Percent Change
In millions Year ended November 30
	2005	2004	2003	2005/ 2004	2004/ 2003

Investment banking revenues	$2,894	$2,188	$1,722	32%	27%
Non-interest expenses(1)	2,039	1,601	1,321	27	21

Income before taxes(1)	$855	$587	$401	46%	46%

(1)
Excludes Real estate reconfiguration charges.

The Investment Banking business segment is made up of Advisory Services and Global Finance activities that serve our corporate and government clients. The segment is organized into global industry groups—Communications, Consumer/Retailing, Financial Institutions, Financial Sponsors, Healthcare, Industrial, Media, Natural Resources, Power, Real Estate and Technology—that include bankers who deliver industry knowledge and expertise to meet clients' objectives. Specialized product groups within Advisory Services include M&A and restructuring. Global Finance serves our clients' capital raising needs through underwriting, private placements, leveraged finance and other activities associated with debt and equity products. Product groups are partnered with relationship managers in the global industry groups to provide comprehensive financial solutions for clients.

LEHMAN BROTHERS HOLDINGS INC.
Management's Discussion and Analysis of Financial Condition and Results of Operations

Investment Banking Revenues4

				Percent Change
In millions Year ended November 30
	2005	2004	2003	2005/ 2004	2004/ 2003

Global Finance—Debt	$1,304	$1,002	$980	30%	2%
Global Finance—Equity	824	560	363	47	54
Advisory Services	766	626	379	22	65

Investment banking revenues	$2,894	$2,188	$1,722	32%	27%

Investment Banking revenues totaled $2.9 billion, $2.2 billion and $1.7 billion in 2005, 2004 and 2003, respectively. Investment Banking revenues increased 32% in 2005 compared with 2004, reflecting record Global Finance—Debt and Global Finance—Equity revenues and the highest level of Advisory Services revenues since fiscal 2000. Investment Banking revenues increased 27% in 2004 compared with 2003, reflecting significant revenue increases in Global Finance—Equity and Advisory Services.

Global Finance—Debt revenues were a record $1,304 million in 2005, increasing 30% over 2004 with global debt origination market volumes and our volumes increasing 13% and 8%, respectively, over the same period. Revenues in 2005 reflect strong global investment-grade underwriting, which benefited from continued low interest rates, strong investor demand across a flattening yield curve and credit spreads at historic average levels. Revenues in 2005 also benefited from a higher level of client-driven derivative and other capital market-related transactions with our investment banking clients providing fees of $318 million in 2005, compared with fees of $140 million in 2004. Our global debt origination ranking improved to number two for calendar 2005, up from number four for calendar 2004 while our global market share for publicly-reported debt origination was 6.6% in calendar year 2005 compared with 6.8% in calendar year 2004. Our debt origination fee backlog at November 30, 2005 was a record $219 million on lead volumes of $51 billion, up 48% and 38%, respectively, from November 30, 2004. Debt origination backlog may not be indicative of the level of future business due to the frequent use of the shelf registration process. Global Finance—Debt revenues were $1,002 million in 2004, up 2% compared with robust 2003 revenue levels. Our global debt origination volumes in 2004 rose 6% compared with 2003, consistent with the 6% increase in industry-wide global debt origination volumes over the same period, as clients continued to take advantage of low interest rates and tight credit spreads. Improved leveraged finance revenues in 2004 essentially offset a decline in high grade revenues. Our global debt origination ranking improved to number four for calendar 2004, up from number five for calendar 2003, while our market share declined slightly to 6.8% in calendar 2004 compared with 7.0% in calendar 2003.

Global Finance—Equity revenues grew 47% in 2005 to a record $824 million compared with 2004. Our publicly reported equity underwriting volumes rose 7% in 2005 compared with 2004 while industry-wide global equity origination market volumes remained relatively flat over the same period. In addition to our increased volume, our 2005 revenues also reflect a change in the mix of underwriting revenues with particular strength in initial public offerings. Although overall 2005 equity underwriting volumes industry-wide remained relatively flat, IPO and follow-on activity increased. Common stock underwriting activity in 2005 benefited from increased monetization activity by financial sponsors. We substantially increased our market share for publicly reported global equity underwriting transactions for the second consecutive year to 4.8% in calendar 2005 compared with 4.3% for calendar year 2004 and 3.3% in calendar 2003. Our equity-related fee backlog (for both filed and unfiled transactions) at November 30, 2005 was approximately $305 million on lead volume of $19 billion, up 9% and 46%, respectively, over November 30, 2004. Global Finance—Equity revenues grew 54% in 2004 compared with 2003 as improved investor confidence and corporate profitability drove improved equity origination volumes. Industry-wide equity origination volumes rose 48% in 2004 compared with 2003, while our equity origination volumes rose 51% in the same period.

(4)
Debt and equity underwriting volumes are based on full credit for single-book managers and equal credit for joint-book managers. Debt underwriting volumes include both publicly registered and Rule 144A issues of high-grade and high-yield bonds, sovereign, agency and taxable municipal debt, non-convertible preferred stock and mortgage- and asset-backed securities. Equity underwriting volumes include both publicly registered and Rule 144A issues of common stock and convertibles. Because publicly reported debt and equity underwriting volumes do not necessarily correspond to the amount of securities actually underwritten and do not include certain private placements and other transactions, and because revenue rates vary among transactions, publicly reported debt and equity underwriting volumes may not be indicative of revenues in a given period. Additionally, because Advisory Services volumes are based on full credit to each of the advisors in a transaction, and because revenue rates vary among transactions, Advisory Services volumes may not be indicative of revenues in a given period.

LEHMAN BROTHERS HOLDINGS INC.
Management's Discussion and Analysis of Financial Condition and Results of Operations

Advisory Services revenues were at our second highest level ever at $766 million in 2005, up 22% compared with 2004. Industry-wide completed and announced transaction volumes increased 31% and 56%, respectively, in 2005 compared with 2004 while our completed and announced volumes increased 24% and 98%, respectively, for the period. Increased M&A volumes benefited from stable equity markets, increased financial sponsor activity as well as improved world economies in 2005. Our global market share for publicly reported completed transactions declined to 13.8% for calendar 2005 compared with 15.5% in calendar year 2004. Our M&A fee backlog at November 30, 2005 was $247 million on volume of $236 billion, up 83% and 225%, respectively, over November 30, 2004. M&A advisory fees rose 65% in 2004 compared with 2003, as we substantially improved our M&A market position for completed transactions in calendar 2004 with a 15.5% market share, up from a 9.0% market share for calendar 2003. M&A completed market transaction volumes increased 34% in fiscal 2004, driven by an improved economy and higher stock market valuation.

Non-interest expenses rose 27% in 2005 compared with 2004, attributable to an increase in compensation and benefits expense related to improved performance, and higher non-personnel expenses related to increased business activity. Non-interest expenses rose 21% in 2004 compared with 2003, attributable to an increase in compensation and benefits expense related to improved performance coupled with higher non-personnel expenses—principally business development expenses.

Income before taxes was $855 million, $587 million and $401 million in 2005, 2004 and 2003, respectively, up 46% in both the 2005 and 2004 comparison periods. Pre-tax margin increased to 30% in 2005, up from 27% in 2004 and 23% in 2003.

Capital Markets

				Percent Change
In millions Year ended November 30
	2005	2004	2003	2005/ 2004	2004/ 2003

Principal transactions	$7,393	$5,255	$3,792	41%	39%
Commissions	1,132	1,033	911	10	13
Interest and dividends	18,987	10,999	9,903	73	11
Other	33	49	22	(33)	123

Total revenues	27,545	17,336	14,628	59	19
Interest expense	17,738	9,642	8,610	84	12

Net revenues	9,807	7,694	6,018	27	28
Non-interest expenses(1)	6,235	5,168	4,011	21	29

Income before taxes(1)	$3,572	$2,526	$2,007	41%	26%

(1)
Excludes the Real estate reconfiguration charges.

The Capital Markets business segment includes institutional client-flow activities, prime brokerage, research, mortgage origination and securitization, and secondary-trading and financing activities in fixed income and equity products. These products include a wide range of cash, derivative, secured financing and structured instruments and investments. We are a leading global market-maker in numerous equity and fixed income products including U.S., European and Asian equities, government and agency securities, money market products, corporate high-grade, high-yield and emerging market securities, mortgage- and asset-backed securities, preferred stock, municipal securities, bank loans, foreign exchange, financing and derivative products. We are one of the largest investment banks in terms of U.S. and pan-European listed equities trading volume, and we maintain a major presence in over-the-counter ("OTC") U.S. stocks, major Asian large capitalization stocks, warrants, convertible debentures and preferred issues. In addition, the secured financing business manages our equity and fixed income matched book activities, supplies secured financing to institutional clients and provides secured funding for our inventory of equity and fixed income products. The Capital Markets segment also includes proprietary activities as well as principal investing in real estate and private equity.

See Consolidated Results of Operations—Business Acquisitions and Dispositions in this MD&A for information about Capital Markets-related business acquisitions and dispositions completed during 2004 and 2003.

LEHMAN BROTHERS HOLDINGS INC.
Management's Discussion and Analysis of Financial Condition and Results of Operations

Capital Markets Net Revenues

				Percent Change
In millions Year ended November 30
	2005	2004	2003	2005/ 2004	2004/ 2003

Fixed Income	$7,334	$5,739	$4,391	28%	31%
Equities	2,473	1,955	1,627	26	20

Capital markets net revenues	$9,807	$7,694	$6,018	27%	28%

Net revenues totaled $9.8 billion, $7.7 billion and $6.0 billion in 2005, 2004 and 2003, respectively. Capital Markets net revenues in 2005 represent the seventh consecutive year of record performance in Fixed Income and the second highest revenue level in Equities. Fixed Income revenues rose 28% in 2005 compared with 2004 on improved client-flow activities, an increased contribution from the non-US regions and record revenues across a number of products. Equities revenues rose 26% in 2005 compared with 2004, benefiting from higher global trading volumes and market indices, particularly in Europe and Asia, as well as increased prime broker activities. Fixed Income revenues improved in 2004 compared with 2003 as a favorable interest rate environment helped drive strength in mortgage originations and securitizations as well as interest rate products and the declining dollar drove higher foreign exchange activity. Equities delivered improved revenues in 2004 compared with 2003 on higher client-flow levels, particularly in equity derivatives and our prime broker business, as equity market valuations improved compared with 2003.

Fixed Income net revenues were a record $7.3 billion in 2005, increasing 28% compared with 2004 driven by double digit revenue increases from each geographic region and record revenues across a number of businesses including commercial mortgage and real estate, residential mortgage origination and securitization, and interest rate products. Revenues from our commercial mortgage and real estate businesses increased substantially in 2005 reaching record levels, as the strong demand for commercial real estate properties, the recovery in certain property markets and relatively low interest rates drove asset sales and robust levels of securitizations. Revenues from our residential mortgage origination and securitization businesses increased in 2005 from the robust levels in 2004, reflecting record volumes and the continued benefits associated with the vertical integration of our mortgage origination platforms. We originated approximately $85 billion and $65 billion of residential mortgage loans in 2005 and 2004, respectively. We securitized approximately $133 billion and $101 billion of residential mortgage loans in 2005 and 2004, respectively, including both originated loans and those we acquired in the secondary market. While the performance in our mortgage businesses reached record levels, these businesses were affected by somewhat lower levels of mortgage origination volumes and revenues in the U.S. in the latter half of 2005, partly offset by stronger volumes and revenues outside the U.S. We originated approximately $27 billion and $13 billion of commercial mortgage loans in 2005 and 2004, respectively, the majority of which has been sold through securitization or syndication activities during both 2005 and 2004. Interest rate product revenues increased in 2005 on higher activity levels, as clients repositioned portfolios in light of rising global interest rates and a flattening U.S. yield curve. Credit product revenues also increased in 2005 as compared to 2004 driven by strength in both high yield and high grade credit products. Fixed Income net revenues increased 31% in 2004 compared with 2003, reflecting generally favorable market conditions. The mortgage securitization business was notably strong, with revenues in mortgage products benefiting from the low rate environment as well as the continued vertical integration of our mortgage origination platforms. Interest rate products benefited from robust client-flow activity as investors sought derivative hedging solutions amid an environment of increased interest rate volatility in the first half of 2004. Foreign exchange revenues also rose as the U.S. dollar weakened in the latter half of 2004. Partially offsetting these increases were reduced contributions from high-grade and high-yield credit products in 2004 compared with 2003.

Equities net revenues rose 26% in 2005 compared with 2004, benefiting from increased client activity from rising global equity indices and higher trading volumes. Global equities indices advanced 16.5% in local currency terms in 2005 benefiting from positive economic data and strong earnings reports, despite volatile oil prices and concerns about inflation and rising interest rates. Equities net revenues in 2005 reflect improved client-flow activities across most products, higher net revenues in equity derivatives and the continued growth in our prime broker business. Equity derivatives business net revenues in 2005 were notably strong benefiting from higher volumes as well as improved market opportunities. Our prime broker business continued to benefit from an expanding client base and growth in client financing balances, as total balances increased 22% in 2005 compared with 2004. Equities net revenues grew 20% in 2004 compared with 2003 on higher client-flow levels, particularly in equity derivative products and our prime broker activities, as equity market valuations improved compared with 2003. Prime broker activity continued to benefit from growth in client financing balances and an expanding client base, as total balances increased 72% compared with

LEHMAN BROTHERS HOLDINGS INC.
Management's Discussion and Analysis of Financial Condition and Results of Operations

November 30, 2003. Our 2004 results also reflect higher private equity gains compared with 2003. These improvements were partially offset by lower revenues from our convertibles business due to a lower level of origination activity and a sharp drop in market volatility globally, resulting in lower valuations on convertible debt.

Interest and dividends revenue and Interest expense are a function of the level and mix of total assets and liabilities (primarily financial instruments owned and collateralized activities), the prevailing level of interest rates and the term structure of our financings. Interest and dividends revenue and Interest expense are integral components of our evaluation of our overall Capital Markets activities. Net interest revenue in 2005 declined 8% compared with 2004, due to higher short-term interest rates and a flatter yield curve, partially offset by higher levels of interest and dividend-earning assets. Interest and dividends revenue and Interest expense rose 73% and 84%, respectively, in 2005 compared with 2004, attributable to higher short-term interest rates coupled with higher levels of interest- and dividend-earning assets and interest-bearing liabilities. Net interest revenue in 2004 rose 5% compared with 2003 primarily due to an increase in interest earning assets. Interest and dividends revenue and Interest expense rose 11% and 12%, respectively, in 2004 compared with 2003 attributable to higher levels of interest- and dividend-earning assets and interest-bearing liabilities coupled with a modest upward shift in interest rates.

Non-interest expenses increased to $6.2 billion in 2005 from $5.2 billion in 2004 and $4.0 billion in 2003. The growth in non-interest expenses in both periods reflects higher Compensation and benefits expense related to improved revenue performance coupled with higher non-personnel expenses. Non-personnel expenses in both periods grew primarily due to increased technology and communications expenses, attributable to the continued investments in our trading platforms as well as the integration of the business acquisitions, and higher brokerage and clearance costs and professional fees on increased business activities. Occupancy expenses also increased due to growth in the number of employees and our new facilities in London and Tokyo in 2004.

Income before taxes totaled $3,572 million, $2,526 million and $2,007 million in 2005, 2004 and 2003, respectively, up 41% in 2005 compared with 2004 and 26% in 2004 compared with 2003. Pre-tax margin was 36%, 33% and 33% in 2005, 2004 and 2003, respectively.

Investment Management

				Percent Change
In millions Year ended November 30
	2005	2004	2003	2005/ 2004	2004/ 2003

Principal transactions	$418	$444	$480	(6)%	(8)%
Commissions	596	504	299	18	69
Interest and dividends	56	33	39	70	(15)
Asset management and other	911	745	119	22	526

Total revenues	1,981	1,726	937	15	84
Interest expense	52	32	30	63	7

Net revenues	1,929	1,694	907	14	87
Non-interest expenses(1)	1,527	1,270	702	20	81

Income before taxes(1)	$402	$424	$205	(5)%	107%

(1)
Excludes Real estate reconfiguration charges.

The Investment Management business segment consists of the Asset Management and Private Investment Management businesses. Asset Management generates fee-based revenues from customized investment management services for high-net-worth clients, as well as fees from mutual fund and other institutional investors. Asset Management also generates management and incentive fees from our role as general partner for private equity and other alternative investment partnerships. Private Investment Management provides comprehensive investment, wealth advisory and capital markets execution services to high-net-worth and middle market clients.

See Consolidated Results of Operations—Business Acquisitions and Dispositions in this MD&A and Note 5 to the Consolidated Financial Statements for information about Investment Management-related business acquisitions completed during 2003.

LEHMAN BROTHERS HOLDINGS INC.
Management's Discussion and Analysis of Financial Condition and Results of Operations

Investment Management Net Revenues

				Percent Change
In millions Year ended November 30
	2005	2004	2003	2005/ 2004	2004/ 2003

Asset Management	$1,026	$840	$141	22%	496%
Private Investment Management	903	854	766	6	11

Investment management net revenues	$1,929	$1,694	$907	14%	87%

Changes in Assets Under Management

				Percent Change
In billions November 30
	2005	2004	2003	2005/ 2004	2004/ 2003

Opening balance	$137	$120	$9	14%	1,233%
Net additions	26	6	110	333	(95)
Net market appreciation	12	11	1	9	1,000

Total increase	38	17	111	124	(85)

Assets Under Management, November 30	$175	$137	$120	28%	14%

Composition of Assets Under Management

				Percent Change
In billions November 30
	2005	2004	2003	2005/ 2004	2004/ 2003

Equity	$75	$54	$43	39%	26%
Fixed income	55	52	49	6	6
Money markets	29	19	18	53	6
Alternative investments	16	12	10	33	20

Assets Under Management, November 30	$175	$137	$120	28%	14%

Net revenues totaled $1.9 billion, $1.7 billion and $0.9 billion in 2005, 2004 and 2003, respectively. Net revenues rose 14% in 2005 compared with 2004, as both Asset Management and Private Investment Management achieved record results in 2005. Net revenues increased 87% in 2004 compared with 2003, primarily due to business acquisitions completed during 2003, most notably the Neuberger acquisition completed in October 2003.

Asset Management net revenues in 2005 increased 22% compared with 2004, driven by a 28% increase in assets under management. Assets under management increased to a record $175 billion at November 30, 2005, up from $137 billion at November 30, 2004, with nearly 70% of the increase resulting from net inflows. Asset Management net revenues increased to $840 million in 2004 compared with $141 million in 2003, primarily as a result of business acquisitions as well as increased private equity fees. Total fees from private equity were $148 million, $117 million and $28 million in 2005, 2004 and 2003, respectively. Private equity fees increased in 2005 as a result of higher management fees from new fund offerings. Private equity fees increased in 2004 as a result of new fund offerings as well as higher incentive fees, which totaled $63 million and $2 million in 2004 and 2003, respectively.

Private Investment Management net revenues increased 6% in 2005 compared with 2004, primarily driven by an increase in equity-related activity, as investors shifted asset allocations. Fixed income-related activity declined 11% in 2005 compared to 2004 as a result of clients' asset reallocations into equity products. Private Investment Management net revenues rose 11% to $854 million in 2004 compared with 2003, driven by sales of equity products, which benefited from improved market conditions, partially offset by modestly lower sales of fixed income products attributable to rising interest rates.

Non-interest expenses totaled $1.5 billion, $1.3 billion and $0.7 billion in 2005, 2004 and 2003, respectively. The increase in non-interest expense in 2005 was principally driven by higher compensation and benefits associated with higher level of earnings, as well as increased non-personnel expenses, as we continue to build the business. The increase in non-interest expenses in 2004 compared with 2003 was primarily due to business acquisitions, including higher compensation and benefits, mutual fund distribution costs and the amortization of intangible assets.

LEHMAN BROTHERS HOLDINGS INC.
Management's Discussion and Analysis of Financial Condition and Results of Operations

Income before taxes totaled $402 million, $424 million and $205 million in 2005, 2004 and 2003, respectively. Income before taxes decreased 5% in 2005 compared with 2004. Income before taxes increased 107% in 2004 compared with 2003. Pre-tax margin was 21%, 25% and 23% in 2005, 2004 and 2003, respectively.

Geographic Revenues

Net Revenues by Geographic Region

				Percent Change
In millions Year ended November 30
	2005	2004	2003	2005/ 2004	2004/ 2003

Europe	$3,601	$2,104	$1,864	71%	13%
Asia Pacific and other	1,759	1,247	875	41	43

Total Non-U.S.	5,360	3,351	2,739	60	22
U.S.	9,270	8,225	5,908	13	39

Net revenues	$14,630	$11,576	$8,647	26%	34%

Non-U.S. net revenues rose 60% in 2005 compared with 2004 to a record $5.4 billion. Non-U.S. net revenues represented 37% of total net revenues in 2005, compared with 29% in 2004. The improved net revenues in 2005 compared with 2004 reflects significant growth in Capital Markets and Investment Banking in both the Europe and Asia Pacific and other regions. Non-U.S. net revenues grew 22% to a then-record $3.4 billion in 2004 compared with 2003. Revenues in 2004 compared with 2003 reflect improvements in both Capital Markets and Investment Banking and represent strength in revenues in both the Asia Pacific and other and Europe regions.

Net revenues in Europe rose 71% in 2005 compared with 2004 reflecting higher revenues in Investment Banking and Capital Markets, as well as a growing Investment Management presence. Investment Banking benefited from a significant increase in completed M&A transactions and increased client-driven derivative-solution transactions in 2005. In Fixed Income Capital Markets, our strong performance in 2005 was driven by commercial mortgages and real estate, interest rate products and residential mortgages. In Equities Capital Markets, higher net revenues reflect strong results in equity derivatives, cash products, and equity arbitrage activities. Net revenues in Europe increased 13% in 2004 compared with 2003, attributable to improvements in both Capital Markets and Investment Banking. The Capital Markets improvement reflects strong mortgage securitization and foreign exchange results as well as equity cash and derivatives results. These improvements were partially offset by lower results in real estate attributable to the further softening of certain sectors within the commercial real estate market and lower results in convertibles as the rising interest rate environment in the second half of 2004 negatively affected the convertible market. Investment Banking revenues were up significantly as we continued to gain market share in both equity and debt origination, although M&A market share declined.

Net revenues in Asia Pacific and other rose 41% in 2005 compared with 2004, reflecting strong Investment Banking and Capital Markets net revenues. Investment Banking benefited from several non-public structured equity transactions for clients in 2005. Capital Markets net revenues increased in 2005 primarily from strong performances in high yield and equity derivatives. Net revenues in Asia Pacific and other increased 43% in 2004 compared with 2003 due to strong revenue growth in both Capital Markets and Investment Banking. Fixed Income Capital Markets client activity increased in high yield and foreign exchange. Equities Capital Markets results improved in 2004 compared with 2003, reflecting higher volumes in the Asian equity markets.

Liquidity, Funding and Capital Resources

Management's Finance Committee is responsible for developing, implementing and enforcing our liquidity, funding and capital policies. These policies include recommendations for capital and balance sheet size as well as the allocation of capital and balance sheet to the business units. Management's Finance Committee oversees compliance with policies and limits with the goal of ensuring we are not exposed to undue liquidity, funding or capital risk.

LEHMAN BROTHERS HOLDINGS INC.
Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity Risk Management

We view liquidity and liquidity management as critically important to the Company. Our liquidity strategy seeks to ensure that we maintain sufficient liquidity to meet all of our funding obligations in all market environments. Our liquidity strategy is centered on five principles:

  •
  We maintain a liquidity pool available to Holdings that is of sufficient size to cover expected cash outflows over the next twelve months in a stressed liquidity environment.

  •
  We rely on secured funding only to the extent that we believe it would be available in all market environments.

  •
  We aim to diversify our funding sources to minimize reliance on any given providers.

  •
  Liquidity is assessed at the entity level. For example, because our legal entity structure can constrain liquidity available to Holdings, our liquidity pool excludes liquidity that is restricted from availability to Holdings.

  •
  We maintain a comprehensive Funding Action Plan that represents a detailed action plan to manage a stress liquidity event, including a communication plan for regulators, creditors, investors and clients.

Liquidity pool.    We maintain a liquidity pool available to Holdings that covers expected cash outflows for twelve months in a stressed liquidity environment. In assessing the required size of our liquidity pool, we assume that assets outside the liquidity pool cannot be sold to generate cash, unsecured debt cannot be issued, and any cash and unencumbered liquid collateral outside of the liquidity pool cannot be used to support the liquidity of Holdings. Our liquidity pool is sized to cover expected cash outflows associated with the following items:

  •
  The repayment of all unsecured debt maturing in the next twelve months ($11.4 billion at November 30, 2005).

  •
  The funding of commitments to extend credit made by Holdings and its unregulated subsidiaries based on a probabilistic analysis of these drawdowns. The funding of commitments to extend credit made by our regulated subsidiaries is covered by the liquidity pools maintained by these subsidiaries. (See Summary of Contractual Obligations and Commitments—Lending-Related Commitments in this MD&A and Note 10 to the Consolidated Financial Statements).

  •
  The impact of adverse changes on secured funding—either in the form of wider "haircuts" (the difference between the market and pledge value of assets) or in the form of reduced borrowing availability.

  •
  The anticipated funding requirements of equity repurchases as we manage our equity base (including offsetting the dilutive effect of our employee incentive plans) (See Liquidity, Funding and Capital Resources—Equity Management in this MD&A).

In addition, the liquidity pool is sized to cover the impact of a one notch downgrade of Holdings' long-term debt ratings, including the additional collateral required for our derivative contracts and other secured funding arrangements. (See Liquidity, Funding and Capital Resources—Credit Ratings in this MD&A).

The liquidity pool is primarily invested in highly liquid instruments including: money market funds, bank deposits, U.S., European and Japanese Government bonds, and U.S. agency securities, with the balance invested in liquid securities that we believe have a highly reliable pledge value. We calculate our liquidity pool on a daily basis.

At November 30, 2005, the estimated pledge value of the liquidity pool available to Holdings was $18.3 billion, which is in excess of the items discussed above. Additionally, our regulated subsidiaries, such as our broker-dealers and bank institutions maintain their own liquidity pools to cover their stand-alone one year expected cash funding needs in a stressed liquidity environment. The estimated pledge value of the liquidity pools held by our regulated subsidiaries totaled an additional $35.7 billion at November 30, 2005.

LEHMAN BROTHERS HOLDINGS INC.
Management's Discussion and Analysis of Financial Condition and Results of Operations

Funding of assets.    We fund assets based on their liquidity characteristics, and utilize cash capital for our long-term funding needs. Our funding strategy incorporates the following factors:

  •
  Liquid assets (i.e., assets for which a reliable secured funding market exists across all market environments including government bonds, U.S. agency securities, corporate bonds, asset-backed securities and high quality equity securities) are primarily funded on a secured basis.

  •
  Secured funding "haircuts" are funded with cash capital5.

  •
  Illiquid assets (e.g., fixed assets, intangible assets, and margin postings) and less liquid inventory positions (e.g., derivatives, private equity investments, certain corporate loans, certain commercial mortgages and real estate positions) are funded with cash capital.

  •
  Unencumbered assets, irrespective of asset quality, that are not part of the liquidity pool are also funded with cash capital. These assets are typically unencumbered because of operational and asset-specific factors (e.g., securities moving between depots). We do not assume a change in these factors during a stressed liquidity event.

As part of our funding strategy, we also take steps to mitigate our main sources of contingent liquidity risk as follows:

  •
  Commitments to extend credit—Cash capital is utilized to cover expected funding of commitments to extend credit. See Summary of Contractual Obligations and Commitments—Lending-Related Commitments in this MD&A.

  •
  Ratings downgrade—Cash capital is utilized to cover the liquidity impact of a one notch downgrade on Holdings. A rating downgrade would increase the amount of collateral to be posted against our derivative contracts and other secured funding arrangements. See Liquidity, Funding and Capital Resources—Credit Ratings in this MD&A.

  •
  Customer financing—We provide secured financing to our clients typically through repurchase and prime broker agreements. These financing activities can create liquidity risk if the availability and terms of our secured borrowing agreements adversely change during a stressed liquidity event and we are unable to reflect these changes in our customer financing agreements. We mitigate this risk by entering into term secured borrowing agreements, in which we can fund different types of collateral at pre-determined collateralization levels, and by the liquidity pools maintained at our broker-dealers.

Our policy is to operate with an excess of long-term funding sources over our long-term funding requirements. We seek to maintain a cash capital surplus at Holdings of at least $2 billion. As of November 30, 2005 and November 30, 2004, our cash capital surplus at Holdings totaled $6.2 billion and $7.1 billion, respectively. Additionally, cash capital surpluses in regulated entities at November 30, 2005 and 2004 amounted to $8.1 billion and $2.8 billion, respectively.

Diversification of funding sources.    We seek to diversify our funding sources. We issue long-term debt in multiple currencies and across a wide range of maturities to tap many investor bases, thereby reducing our reliance on any one source.

  •
  During 2005, we issued $23.7 billion of long-term borrowings. Long-term borrowings increased to $62.3 billion at November 30, 2005 from $56.5 billion at November 30, 2004, with weighted-average maturities of 5.9 years and 5.2 years, respectively—above our targeted minimum weighted-average maturity of four years.

  •
  We diversify our issuances geographically to minimize refinancing risk and broaden our debt-holder base. As of November 30, 2005, 47% of our long-term debt was issued outside the United States.

  •
  We typically issue in a single maturity in sufficient size to create a liquid benchmark issuance (i.e., sufficient size to be included in the Lehman Bond Index, a widely used index for fixed income asset managers).

  •
  In order to minimize refinancing risk, we set limits for the amount of long-term borrowings maturing over any three, six and twelve month horizon at 10%, 15% and 25% of outstanding long-term borrowings, respectively—

(5)
Cash capital consists of stockholders' equity, core deposit liabilities at our bank subsidiaries, the undrawn portion of committed credit facilities with greater than one-year remaining life and liabilities with remaining terms of over one year.

LEHMAN BROTHERS HOLDINGS INC.
Management's Discussion and Analysis of Financial Condition and Results of Operations

that is, $6.2 billion, $9.3 billion and $15.6 billion, respectively, at November 30, 2005. If we were to operate with debt above these levels, we would not include the additional amount as a source of cash capital.

Extendible issuances (in which, unless debt holders instruct us to redeem their debt instruments at least one year prior to stated maturity, the maturity date of these instruments is automatically extended) are included in these limits at their earliest maturity date. Based on experience, we expect the majority of these extendibles to remain outstanding beyond their earliest maturity date in a normal market environment and "roll" through the long-term-borrowings maturity profile.

The quarterly long-term borrowings maturity schedule over the next five years at November 30, 2005 is as follows:

Long-Term Borrowings Maturity Profile Chart

  •
  We use both committed and uncommitted bilateral and syndicated long-term bank facilities to complement our long-term debt issuance. In particular, Holdings maintains an unsecured revolving credit agreement (the "Credit Agreement") with a syndicate of banks under which the banks have committed to provide up to $1.5 billion to Holdings through April 2007. We also maintain a $1.0 billion multi-currency unsecured committed revolving credit facility with a syndicate of banks for Lehman Brothers Bankhaus (the "Facility"). The Facility has a term of three and a half years expiring in April 2008. There were no borrowings outstanding under either the Credit Agreement or the Facility at November 30, 2005.

  •
  Bank facilities provide us with further diversification and flexibility. For example, we draw on our committed syndicated credit facilities described above on a regular basis (typically 25% to 30% of the time on a weighted- average basis) to provide us with additional sources of cash capital on an as-needed basis.

  •
  We own three bank entities: Lehman Brothers Bank, a U.S.-based thrift institution, Lehman Brothers Commercial Bank, a U.S.-based industrial bank, and Lehman Brothers Bankhaus, a German bank. These regulated bank entities operate in a deposit-protected environment and are able to source low-cost unsecured funds that are primarily term deposits. These are generally insulated from a Company-specific or market liquidity event, thereby providing a reliable funding source for our mortgage products and selected loan assets and increasing our funding diversification. Overall, these bank institutions have raised $14.8 billion and $10.2 billion of customer deposit liabilities as of November 30, 2005 and 2004, respectively.

LEHMAN BROTHERS HOLDINGS INC.
Management's Discussion and Analysis of Financial Condition and Results of Operations

Legal Entity Structure.    Our legal entity structure can constrain liquidity available to Holdings. Some of our legal entities, particularly our regulated broker-dealers and bank institutions, are restricted in the amount of funds that they can distribute or lend to Holdings.

  •
  As of November 30, 2005, Holdings' Total Equity Capital (defined as total stockholders' equity of $16.8 billion plus $2.0 billion of junior subordinated notes) amounted to $18.8 billion. We believe Total Equity Capital to be a more meaningful measure of our equity than stockholders' equity because junior subordinated notes are deeply subordinated and have maturities of at least 30 years at issuance. Leading rating agencies view these securities as equity capital for purposes of calculating net leverage. (See Note 8 to the Consolidated Financial Statements). We aim to maintain a primary equity double leverage ratio (the ratio of equity investments in Holdings' subsidiaries to its Total Equity Capital) of 1.0x or below. Our primary equity double leverage ratio was 0.85x as of November 30, 2005 and 2004.

  •
  Certain regulated subsidiaries are funded with subordinated debt issuances and/or subordinated loans from Holdings, which are counted as regulatory capital for those subsidiaries. Our policy is to fund subordinated debt advances by Holdings to subsidiaries for use as regulatory capital with long-term debt issued by Holdings having a maturity at least one year greater than the maturity of the subordinated debt advance.

Funding Action Plan.    We have developed and regularly update a Funding Action Plan, which represents a detailed action plan to manage a stress liquidity event, including a communication plan for regulators, creditors, investors and clients. The Funding Action Plan considers two types of liquidity stress events—a Company-specific event, where there are no issues with the overall market liquidity; and a broader market-wide event, which affects not just our Company but the entire market.

In a Company-specific event, we assume we would lose access to the unsecured funding market for a full year and have to rely on the liquidity pool available to Holdings to continue to fund our balance sheet.

In a market liquidity event, in addition to the pressure of a Company-specific event, we also assume that, because the event is market wide, some counterparties to whom we have extended liquidity facilities draw on these facilities. To mitigate the effect of a market liquidity event, we have developed access to additional liquidity sources beyond the liquidity pool at Holdings. These sources include unutilized funding capacity in our bank entities, a conduit pre-funded with short-term liquid instruments, and unutilized capacity in our bank facilities. (See Liquidity Risk Management—Funding of Assets in this MD&A.)

We perform regular assessments of our funding requirements in stress liquidity scenarios to best ensure we can meet all our funding obligations in all market environments.

Cash Flows

Cash and cash equivalents declined $0.5 billion at November 30, 2005 compared with November 30, 2004, as net cash used in operating activities of $7.5 billion—attributable primarily to growth in financial instruments and other inventory positions owned—coupled with net cash used in investing activities of $447 million exceeded net cash provided by financing activities of $7.4 billion. Cash and cash equivalents declined $2.5 billion at November 30, 2004 compared with November 30, 2003, as net cash used in operating activities of $11.5 billion—attributable primarily to growth in secured financing activities—coupled with net cash used in investing activities of $531 million exceeded net cash provided by financing activities of $9.5 billion.

Balance Sheet and Financial Leverage

Assets.    Our balance sheet consists primarily of Cash and cash equivalents, Financial instruments and other inventory positions owned, and collateralized financing agreements. The liquid nature of these assets provides us with flexibility in financing and managing our business. The majority of these assets are funded on a secured basis through collateralized financing agreements.

Our total assets at November 30, 2005 increased 15% to $410 billion at November 30, 2005 compared with $357 billion at November 30, 2004, primarily due to an increase in secured financing transactions and net assets. Net assets at November 30, 2005 increased $36 billion primarily due to increases in mortgages and mortgage-backed inventory positions, equities and corporate debt. We believe net assets is a more useful measure than total assets when comparing companies in the securities industry because it excludes certain assets considered to have a low risk profile (including

LEHMAN BROTHERS HOLDINGS INC.
Management's Discussion and Analysis of Financial Condition and Results of Operations

Cash and securities segregated and on deposit for regulatory and other purposes, Securities received as collateral, Securities purchased under agreements to resell and Securities borrowed) and Identifiable intangible assets and goodwill. This definition of net assets is used by many of our creditors and a leading rating agency to evaluate companies in the securities industry. Under this definition, net assets were $211 billion and $175 billion at November 30, 2005 and November 30, 2004, respectively, as follows:

Net Assets

In millions November 30	2005	2004

Total assets	$410,063	$357,168
Cash and securities segregated and on deposit for regulatory and other purposes	(5,744)	(4,085)
Securities received as collateral	(4,975)	(4,749)
Securities purchased under agreements to resell	(106,209)	(95,535)
Securities borrowed	(78,455)	(74,294)
Identifiable intangible assets and goodwill	(3,256)	(3,284)

Net assets	$211,424	$175,221

Our net assets consist of inventory necessary to facilitate client flow activities and, to a lesser degree, proprietary activities. As such, our mix of net assets is subject to change depending primarily on client demand. In addition, due to the nature of our client flow activities and based on our business outlook, the overall size of our balance sheet will fluctuate from time to time and, at specific points in time, may be higher than the year-end or quarter-end amounts. Our total assets at quarter-ends were, on average, approximately 5% lower than amounts based on a monthly average over both the four and eight quarters ended November 30, 2005. Our net assets at quarter-ends were, on average, approximately 7% lower than amounts based on a monthly average over both the four and eight quarters ended November 30, 2005.

Leverage Ratios.    Balance sheet leverage ratios are one measure used to evaluate the capital adequacy of a company. The gross leverage ratio is calculated as total assets divided by total stockholders' equity. Our gross leverage ratios were 24.4x and 23.9x at November 30, 2005 and 2004, respectively. However, we believe net leverage based on net assets as defined above (which excludes certain assets considered to have a low risk profile and Identifiable intangible assets and goodwill) divided by tangible equity capital (Total stockholders' equity plus Junior subordinated notes less Identifiable intangible assets and goodwill), to be a more meaningful measure of leverage in evaluating companies in the securities industry. Our net leverage ratio of 13.6x at November 30, 2005 declined from 13.9x at November 30, 2004 as we increased our tangible equity capital proportionately more than we increased our net assets. We believe tangible equity capital to be a more representative measure of our equity for purposes of calculating net leverage because Junior subordinated notes are subordinated and have maturities at issuance from 30 to 49 years and we do not view the amount of equity used to support Identifiable intangible assets and goodwill as available to support our remaining net assets. This definition of net leverage is used by many of our creditors and a leading rating agency. Tangible equity capital and net leverage are computed as follows at November 30, 2005 and 2004:

Tangible Equity Capital and Net Leverage

In millions November 30	2005		2004

Total stockholders' equity	$16,794		$14,920
Junior subordinated notes(1)	2,026		1,000
Identifiable intangible assets and goodwill	(3,256)		(3,284)

Tangible equity capital	$15,564		$12,636

Gross leverage	24.4	x	23.9	x
Net leverage	13.6	x	13.9	x

(1)
See Note 8 to the Consolidated Financial Statements.

Net assets, tangible equity capital and net leverage as presented above are not necessarily comparable to similarly titled measures provided by other companies in the securities industry because of different methods of calculation.

LEHMAN BROTHERS HOLDINGS INC.
Management's Discussion and Analysis of Financial Condition and Results of Operations

Equity Management

The management of equity is a critical aspect of our capital management. The determination of the appropriate amount of equity is affected by a number of factors, including the amount of "risk equity" needed, the capital required by our regulators, balance sheet leverage and the dilutive effects of equity-based employee awards. Equity requirements constantly are changing, and we actively monitor risk requirements and potential investment opportunities. We continuously look at investment alternatives for our equity with the objective of maximizing shareholder value. In addition, in managing our capital, returning capital to shareholders by repurchasing shares is among the alternatives considered.

We maintain a stock repurchase program to manage our equity capital. Our stock repurchase program is effected through regular open-market purchases, as well as through employee transactions where employees tender shares of common stock to pay for the exercise price of stock options, and the required tax withholding obligations upon option exercises and conversion of restricted stock units to freely-tradable common stock. During 2005, we repurchased approximately 30 million shares of our common stock through open-market purchases at an aggregate cost of $3.0 billion, or $99.98 per share. In addition, we withheld approximately 10.3 million shares of common stock from employees at an equivalent cost of $1.2 billion, principally done in the last quarter of 2005.

For 2006, our Board of Directors has authorized the repurchase, subject to market conditions, of up to 40 million shares of Holdings common stock for the management of our equity capital, including offsetting 2006 dilution due to equity-based award plans. Our Board also authorized the repurchase in 2006, subject to market conditions, of up to an additional 15 million shares, for the possible acceleration of repurchases to offset a portion of 2007 dilution due to equity-based award plans. This authorization supersedes the stock repurchase program authorized in January 2005.

Included below are the changes in our Tangible Equity Capital during the years ended November 30, 2005 and November 30, 2004:

Tangible Equity Capital

In millions Year Ended November 30	2005	2004

Beginning tangible equity capital	$12,636	$10,681
Net income	3,260	2,369
Dividends on common stock	(233)	(186)
Dividends on preferred stock	(69)	(72)
Common stock open-market repurchases	(2,994)	(1,693)
Common stock withheld from employees(1)	(1,163)	(574)
Equity-based award plans(2)	3,305	1,894
Net change in preferred stock	(250)	300
Net change in junior subordinated notes included in tangible equity(3)	1,026	(68)
Other, net	46	(15)

Ending tangible equity capital	15,564	12,636

(1)
Represents shares of common stock withheld in satisfaction of the exercise price of stock options and tax withholding obligations upon option exercises and conversion of restricted stock units.

(2)
This represents the sum of (i) proceeds received from employees upon the exercise of stock options, (ii) the incremental tax benefits from the issuance of stock-based awards and (iii) the value of employee services received—as represented by the amortization of deferred stock compensation.

(3)
Junior subordinated notes are subordinated and have maturities at issuance from 30 to 49 years and are utilized in calculating equity capital by a leading rating agency.

LEHMAN BROTHERS HOLDINGS INC.
Management's Discussion and Analysis of Financial Condition and Results of Operations

Credit Ratings

Like other companies in the securities industry, we rely on external sources to finance a significant portion of our day-to-day operations. The cost and availability of unsecured financing are affected by our short-term and long-term credit ratings. Factors that may be significant to the determination of our credit ratings or otherwise affect our ability to raise short-term and long-term financing include our profit margin, our earnings trend and volatility, our cash liquidity and liquidity management, our capital structure, our risk level and risk management, our geographic and business diversification, and our relative positions in the markets in which we operate. A deterioration in any of these factors or combination of these factors may lead rating agencies to downgrade our credit ratings. This may increase the cost of, or possibly limit our access to, certain types of unsecured financings and trigger additional collateral requirements in derivative contracts and other secured funding arrangements. In addition, our debt ratings can affect certain capital markets revenues, particularly in those businesses where longer-term counterparty performance is critical, such as OTC derivative transactions, including credit derivatives and interest rate swaps.

In October 2005, Standard & Poor's Ratings Services ("S&P") raised its long-term counterparty credit rating on Holdings to A+ with a stable outlook from A with a positive outlook, and also raised Lehman Brothers Inc.'s ("LBI") short- and long-term ratings by one notch. In July 2005, Fitch Ratings upgraded Holdings' and LBI's short-term debt ratings from F-1 to F-1+, Fitch's highest short-term rating.

At November 30, 2005, the short- and long-term borrowings ratings of Holdings and LBI were as follows:

Credit Ratings
	Holdings		LBI
	Short- term	Long- term	Short- term	Long- term(1)

Standard & Poor's Ratings Services	A-1	A+	A-1+	AA-
Moody's Investors Service	P-1	A1	P-1	Aa3
Fitch Ratings	F-1+	A+	F-1+	A+
Dominion Bond Rating Service Limited	R-1 (middle)	A (high)	R-1 (middle)	AA (low)/A (high)

(1)
Senior/subordinated.

At November 30, 2005, counterparties had the right to require us to post additional collateral pursuant to derivative contracts and other secured funding arrangements of approximately $0.8 billion. Additionally, at that date we would have been required to post additional collateral pursuant to such arrangements of approximately $0.2 billion in the event we were to experience a downgrade of our senior debt rating of one notch and $1.6 billion in the event we were to experience a downgrade of our senior debt rating of two notches.

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

Lending-Related Commitments

Through our high grade and high yield sales, trading, underwriting and mortgage origination activities, we make commitments to extend credit in loan syndication transactions. We use various hedging and funding strategies to actively manage our market, credit and liquidity exposures on these commitments. We do not believe total commitments necessarily are indicative of actual risk or funding requirements because the commitments may not be drawn or fully used and such amounts are reported before consideration of hedges. These commitments and any related drawdowns of these facilities typically have fixed maturity dates and are contingent on certain representations, warranties and contractual conditions applicable to the borrower. We define high yield (non-investment grade) exposures as securities of or loans to companies rated BB+ or lower or equivalent ratings by recognized credit rating agencies, as well as non-rated securities or loans that, in management's opinion, are non-investment grade. In addition, our residential and commercial mortgage platforms in our Capital Markets business make commitments to extend mortgage loans. From

LEHMAN BROTHERS HOLDINGS INC.
Management's Discussion and Analysis of Financial Condition and Results of Operations

time to time, we may also provide contingent commitments to investment and non-investment grade counterparties related to acquisition financing. Our expectation is, and our past practice has been, to distribute through loan syndications to investors substantially all the credit risk associated with these acquisition financing loans, if closed, consistent with our credit facilitation framework. We do not believe these commitments are necessarily indicative of our actual risk because the borrower may not complete a contemplated acquisition or, if the borrower completes the acquisition, often will raise funds in the capital markets instead of drawing on our commitment. In addition, our Capital Markets businesses enter into secured financing commitments.

Lending-related commitments at November 30, 2005 and 2004 were as follows:

	Amount of Commitment Expiration per Period					Total Contractual Amount
In millions	2006	2007	2008- 2009	2010- 2011	2012 and Later	November 30, 2005	November 30, 2004

High grade(1)	$2,405	$1,624	$3,270	$6,169	$571	$14,039	$10,677
High yield(2)	1,289	1,159	645	1,448	631	5,172	4,438
Mortgage commitments	9,024	176	209	8	—	9,417	12,835
Investment-grade contingent acquisition facilities	3,915	—	—	—	—	3,915	1,475
Non-investment-grade contingent acquisition facilities	4,738	—	—	—	—	4,738	4,244
Secured lending transactions, including forward starting resale and repurchase agreements	62,470	1,124	320	873	995	65,782	105,879

(1)
We view our net credit exposure for high grade commitments, after consideration of hedges, to be $5.4 billion and $4.1 billion at November 30, 2005 and 2004, respectively.

(2)
We view our net credit exposure for high yield commitments, after consideration of hedges, to be $4.4 billion and $3.5 billion at November 30, 2005 and 2004, respectively.

See Note 10 to the Consolidated Financial Statements for additional information about our lending-related commitments.

Contractual obligations

Contractual obligations at November 30, 2005 and 2004 were as follows:

	Amount of Obligation Expiration per Period				Total Contractual Amount
In millions	2006	2007	2008- 2009	2010 and Later	November 30, 2005	November 30, 2004

Long-term borrowings maturities	$8,410	$13,503	$13,939	$26,457	$62,309	$56,486
Operating lease obligations	173	165	308	1,069	1,715	1,740
Capital lease obligations	61	61	154	2,497	2,773	2,900
Purchase obligations	366	148	107	43	664	604

See Note 8 to the Consolidated Financial Statements for additional information about long-term borrowings maturities. See Note 10 to the Consolidated Financial Statements for additional information about operating and capital lease obligations. Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations with variable pricing provisions are included in the table based on the minimum contractual amounts. Certain purchase obligations contain termination or renewal provisions. The table reflects the minimum contractual amounts likely to be paid under these agreements assuming the contracts are not terminated. Excluded from the table are a number of obligations recorded in the Consolidated Statement of Financial Condition that generally are short-term in nature, including securities financing transactions, trading liabilities, deposits, commercial paper and other short-term borrowings and other payables and accrued liabilities.

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

In the normal course of business, we enter into derivative transactions both in a trading capacity and as an end-user. We use derivative products in a trading capacity as a dealer to satisfy the financial needs of clients and to manage our own exposure to market and credit risks resulting from our trading activities (collectively, "Trading-Related Derivative Activities"). In this capacity, we transact extensively in derivatives including interest rate, credit (both single name and portfolio), foreign exchange and equity derivatives. Additionally, in 2005 the Company began trading in commodity derivatives. The use of derivative products in our trading businesses is combined with transactions in cash instruments to allow for the execution of various trading strategies. Derivatives are recorded at market or fair value in the Consolidated Statement of Financial Condition on a net-by-counterparty basis when a legal right of set-off exists and are netted across products when such provisions are stated in the master netting agreement. As an end-user, we use derivative products to adjust the interest rate nature of our funding sources from fixed to floating interest rates and to change the index on which floating interest rates are based (e.g., Prime to LIBOR).

We conduct our derivative activities through a number of wholly-owned subsidiaries. Our fixed income derivative products business is principally conducted through our subsidiary Lehman Brothers Special Financing Inc., and separately capitalized "AAA" rated subsidiaries, Lehman Brothers Financial Products Inc. and Lehman Brothers Derivative Products Inc. Our equity derivative products business is conducted through Lehman Brothers Finance S.A. and Lehman Brothers OTC Derivatives Inc. In addition, as a global investment bank, we also are a market maker in a number of foreign currencies. Counterparties to our derivative product transactions primarily are U.S. and foreign banks, securities firms, corporations, governments and their agencies, finance companies, insurance companies, investment companies and pension funds. We manage the risks associated with derivatives on an aggregate basis, along with the risks associated with our non-derivative trading and market-making activities in cash instruments, as part of our firmwide risk management policies. We use industry standard derivative contracts whenever appropriate.

See Notes 1 and 2 to the Consolidated Financial Statements for additional information about our accounting policies and our Trading-Related Derivative Activities.

Special Purpose Entities

In the normal course of business, we establish special purpose entities ("SPEs"), sell assets to SPEs, transact derivatives with SPEs, own securities or residual interests in SPEs and provide liquidity or other guarantees for SPEs. SPEs are corporations, trusts or partnerships that are established for a limited purpose. There are two types of SPEs—qualifying special purpose entities ("QSPEs") and variable interest entities ("VIEs"). SPEs, by their nature, generally are not controlled by their equity owners, because the establishing documents govern all material decisions. Our primary involvement with SPEs relates to securitization transactions through QSPEs, in which transferred assets are sold to an SPE that issues securities supported by the cash flows generated by the assets (i.e., securitized). A QSPE can generally be described as an entity with significantly limited powers that are intended to limit it to passively holding financial assets and distributing cash flows to investors on pre-set terms. Under SFAS 140, we are not required to, and do not, consolidate QSPEs. Rather, we account for our involvement with QSPEs under a financial components approach in which we recognize any interest we retain after securitization at fair value, with changes in fair value reported in Principal transactions in the Consolidated Statement of Income.

We are a market leader in mortgage (both residential and commercial), municipal and other asset-backed securitizations that are principally transacted through QSPEs. See Note 3 to the Consolidated Financial Statements for additional information about our securitization activities.

In addition, we transact extensively with VIEs which do not meet the QSPE criteria due to their permitted activities not being sufficiently limited, or because the assets are not deemed qualifying financial instruments (e.g., real estate). Under

LEHMAN BROTHERS HOLDINGS INC.
Management's Discussion and Analysis of Financial Condition and Results of Operations

FIN 46R, we consolidate such VIEs if we are deemed to be the primary beneficiary of such entity. The primary beneficiary is the party that has either a majority of the expected losses or a majority of the expected residual returns of such entity, as defined. Examples of our involvement with VIEs include collateralized debt obligations, synthetic credit transactions, real estate investments through VIEs, and other structured financing transactions. For additional information about our involvement with VIEs, see Note 3 to the Consolidated Financial Statements.

Other Commitments and Guarantees

Other commitments and guarantees at November 30, 2005 and 2004 were as follows:

	Amount of Commitment Expiration per Period					Notional/ Maximum Amount
In millions	2006	2007	2008- 2009	2010- 2011	2012 and Later	November 30, 2005	November 30, 2004

Derivative contracts(1)	$120,805	$68,171	$97,075	$89,813	$163,597	$539,461	$470,641
Municipal-securities-related commitments	680	16	34	744	2,631	4,105	7,179
Other commitments with special purpose entities	3,257	248	606	485	1,725	6,321	5,261
Standby letters of credit	2,608	—	—	—	—	2,608	1,703
Private equity and other principal investment commitments	328	243	316	40	—	927	695

(1)
We believe the fair value of these derivative contracts is a more relevant measure of the obligations because we believe the notional amount overstates the expected payout. At November 30, 2005 and 2004 the fair value of these derivative contracts approximated $9.4 billion and $9.0 billion, respectively.

See Note 10 to the Consolidated Financial Statements for additional information about our other commitments and guarantees.

Other Off-Balance-Sheet Activities

In the ordinary course of business we enter into various other types of off-balance-sheet arrangements. For additional information about our lending-related commitments and guarantees and our contractual obligations see "Summary of Contractual Obligations and Commitments" in this MD&A.

Risk Management

As a leading global investment bank, risk is an inherent part of our business. Global markets, by their nature, are prone to uncertainty and subject participants to a variety of risks. The principal risks we face are credit, market, liquidity, legal, reputation and operational risks. Risk management is considered to be of paramount importance in our day-to-day operations. Consequently, we devote significant resources (including investments in employees and technology) to the measurement, analysis and management of risk.

While risk cannot be eliminated, it can be mitigated to the greatest extent possible through a strong internal control environment. Essential in our approach to risk management is a strong internal control environment with multiple overlapping and reinforcing elements. We have developed policies and procedures to identify, measure and monitor the risks involved in our global trading, brokerage and investment banking activities. Our approach applies analytical procedures overlaid with sound practical judgment working proactively with the business areas before transactions occur to ensure that appropriate risk mitigants are in place.

We also seek to reduce risk through the diversification of our businesses, counterparties and activities in geographic regions. We accomplish this objective by allocating the usage of capital to each of our businesses, establishing trading limits and setting credit limits for individual counterparties. Our focus is balancing risk versus return. We seek to achieve adequate returns from each of our businesses commensurate with the risks they assume. Nonetheless, the effectiveness of our approach to managing risks can never be completely assured. For example, unexpected large or rapid movements or disruptions in one or more markets or other unforeseen developments could have an adverse effect on our results of operations and financial condition. The consequences of these developments can include losses due to adverse changes in inventory values, decreases in the liquidity of trading positions, increases in our credit exposure to clients and counterparties and increases in general systemic risk.

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

Credit Risk

Credit risk represents the possibility that a counterparty or an issuer of securities or other financial instruments we hold will be unable to honor its contractual obligations to us. Credit risk management is therefore an integral component of our overall risk management framework. The Credit Risk Management Department (the "CRM Department") has global responsibility for implementing our overall credit risk management framework.

The CRM Department manages the credit exposure related to trading activities by giving credit approval for counterparties, assigning internal risk ratings, establishing credit limits by counterparty, country and industry group and requiring master netting agreements and collateral in appropriate circumstances. The CRM Department considers the transaction size, the duration of a transaction and the potential credit exposure for complex derivative transactions in making our credit decisions. The CRM Department is responsible for the continuous monitoring and review of counterparty risk ratings, current credit exposures and potential credit exposures across all products and recommending valuation adjustments, when appropriate. Credit limits are reviewed periodically to ensure that they remain appropriate in light of market events or the counterparty's financial condition.

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

See Critical Accounting Policies and Estimates—Derivatives and other contractual agreements in this MD&A and Note 2 to the Consolidated Financial Statements for additional information about net credit exposure on OTC derivative contracts.

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

Market risk is present in cash products, derivatives and contingent claim structures that exhibit linear as well as non-linear price behavior. Our exposure to market risk varies in accordance with the volume of client-driven market-making transactions, the size of our proprietary positions and the volatility of financial instruments traded. We seek to mitigate, whenever possible, excess market risk exposures through appropriate hedging strategies.

We participate globally in interest rate, equity and foreign exchange markets and, beginning in 2005, commodity markets. Our Fixed Income Division has a broadly diversified market presence in U.S. and foreign government bond trading, emerging market securities, corporate debt (investment and non-investment grade), money market instruments, mortgages and mortgage- and asset-backed securities, real estate, municipal bonds and interest rate derivatives. Our Equities Division facilitates domestic and foreign trading in equity instruments, indices and related derivatives. Our foreign exchange businesses are involved in trading currencies on a spot and forward basis as well as through derivative products and contracts.

We incur short-term interest rate risk in the course of facilitating the orderly flow of client transactions through the maintenance of government and other bond inventories. Market-making in high-grade corporate bonds and high-yield instruments exposes us to additional risk due to potential variations in credit spreads. Trading in international markets exposes us to spread risk between the term structure of interest rates in different countries. Mortgages and mortgage-related securities are subject to prepayment risk. Trading in derivatives and structured products exposes us to changes in the volatility of interest rates. We actively manage interest rate risk through the use of interest rate futures, options, swaps, forwards and offsetting cash-market instruments. Inventory holdings, concentrations and agings are monitored closely and used by management to selectively hedge or liquidate undesirable exposures.

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

If any of the strategies used to hedge or otherwise mitigate exposures to the various types of risks described above are not effective, we could incur losses. See Notes 1 and 2 to the Consolidated Financial Statements for additional information about our use of derivative financial instruments to hedge interest rate, currency, equity and other market risks.

Operational Risk

Operational risk is the risk of loss resulting from inadequate or failed internal processes, people and systems, or from external events. We face operational risk arising from mistakes made in the execution, confirmation or settlement of transactions or from transactions not being properly recorded, evaluated or accounted for. Our businesses are highly dependent on our ability to process, on a daily basis, a large number of transactions across numerous and diverse markets in many currencies, and the transactions we process have become increasingly complex. Consequently, we rely heavily on our financial, accounting and other data processing systems. In recent years, we have substantially upgraded and expanded the capabilities of our data processing systems and other operating technology, and we expect that we will need to continue to upgrade and expand in the future to avoid disruption of, or constraints on, our operations.

Operational Risk Management (the "ORM Department") is responsible for implementing and maintaining our overall global operational risk management framework, which seeks to minimize these risks through assessing, reporting, monitoring and mitigating operational risks.

LEHMAN BROTHERS HOLDINGS INC.
Management's Discussion and Analysis of Financial Condition and Results of Operations

We have a company-wide business continuity plan ("BCP Plan"). The BCP Plan objective is to ensure that we can continue critical operations with limited processing interruption in the event of a business disruption. The BCP group manages our internal incident response process and develops and maintains continuity plans for critical business functions and infrastructure. This includes determining how vital business activities will be performed until normal processing capabilities can be restored. The BCP group is also responsible for facilitating disaster recovery and business continuity training and preparedness for our employees.

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

Potential clients are screened through a multi-step process that begins with the individual business units and product groups. In screening clients, these groups undertake a comprehensive review of the client and its background and the potential transaction to determine, among other things, whether they pose any risks to our reputation. Potential transactions are screened by independent committees in the Firm, which are composed of senior members from various corporate divisions of the Company including members of the Global Risk Management Division. These committees review the nature of the client and its business, the due diligence conducted by the business units and product groups and the proposed terms of the transaction to determine overall acceptability of the proposed transaction. In doing so, the committees evaluate the appropriateness of the transaction, including a consideration of ethical and social responsibility issues and the potential effect of the transaction on our reputation.

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

Value At Risk—Revenue Volatility

			Year ended November 30
	VaR At November 30
			2005			2004
In millions
	2005	2004	Average	High	Low	Average	High	Low

Interest rate risk	$24.5	$22.0	$24.0	$26.2	$21.9	$21.5	$24.2	$18.2
Equity price risk	14.0	11.0	11.7	14.2	11.0	9.6	11.0	6.7
Foreign exchange risk	2.5	2.8	2.5	3.0	2.2	3.4	3.8	2.7
Diversification benefit	(5.2)	(7.9)	(6.8)			(7.7)

	$35.8	$27.9	$31.4	$36.1	$27.9	$26.8	$30.0	$21.7

Average VaR for 2005 of $31.4 million increased from $26.8 million for the comparable 2004 period reflecting the increased scale of our fixed income and equity capital markets businesses, as well as a lower diversification benefit across these businesses.

VaR based on net revenue volatility is just one tool we use in evaluating firmwide risk. Another risk measurement tool is a model-based approach, using end-of-day positions, and modeling market risk, counterparty credit risk and event risk. Using this model-based approach, our average firmwide risk for 2005 declined compared with 2004, primarily due to reduced event risk, partially offset by slightly higher market risk.

The market risk component of the model-based risk measurement approach is based on a historical simulation VaR using end-of-day positions to determine the revenue loss at a 95% confidence level over a one-day time horizon. Specifically, the historical simulation approach involves constructing a distribution of hypothetical daily changes in the

LEHMAN BROTHERS HOLDINGS INC.
Management's Discussion and Analysis of Financial Condition and Results of Operations

value of our financial instruments based on risk factors embedded in the current portfolio and historical observations of daily changes in these risk factors. Our method uses four years of historical data weighted to give greater impact to more recent time periods in simulating potential changes in market risk factors.

It is implicit in a historical simulation VaR methodology that positions will have offsetting risk characteristics, referred to as diversification benefit. We measure the diversification benefit within our portfolio of financial instruments by historically simulating how the positions in our current portfolio would have behaved in relation to each other (as opposed to using a static estimate of a diversification benefit, which remains relatively constant from period to period). Thus, from time to time there will be changes in our historical simulation VaR due to changes in the diversification benefit across our portfolio of financial instruments.

Historical simulation VaR was $38.4 million at November 30, 2005, up from $29.6 million at November 30, 2004 primarily attributable to higher equity price risk and a lower diversification benefit. Average historical simulation VaR was $38.7 million for 2005, up from $29.3 million in 2004 reflecting the increased scale of our fixed income and equity capital markets businesses as well as a lower diversification benefit in relative terms.

As with any predictive model, VaR measures have inherent limitations, and we could incur losses greater than the VaR reported above. These limitations include: historical market conditions and historical changes in market risk factors may not be accurate predictors of future market conditions or future market risk factors and VaR measurements are based on current positions, while future risk depends on future positions. In addition, a one day historical simulation VaR does not fully capture the market risk of positions that cannot be liquidated or hedged within one day.

In addition, because there is no uniform industry methodology for estimating VaR, different assumptions and methodologies could produce materially different results and therefore caution should be used when comparing such risk measures across firms. We believe our methods and assumptions used in these calculations are reasonable and prudent.

Distribution of Daily Net Revenues

Substantially all of the Company's inventory positions are marked-to-market daily with changes recorded in net revenues. The following chart sets forth the frequency distribution for daily net revenues for our Capital Markets and Investment Management business segments (excluding asset management fees) for the years ended November 30, 2005 and 2004.

As discussed throughout this MD&A, we seek to reduce risk through the diversification of our businesses and a focus on client-flow activities. This diversification and focus, combined with our risk management controls and processes, helps mitigate the net revenue volatility inherent in our trading activities. Although historical performance is not necessarily indicative of future performance, we believe our focus on business diversification and client-flow activities should continue to reduce the volatility of future net trading revenues.

LEHMAN BROTHERS HOLDINGS INC.
Management's Discussion and Analysis of Financial Condition and Results of Operations

Daily Trading Net Revenues

In both 2004 and 2005, daily trading net revenues did not exceed losses of $30 million on any single day.

Critical Accounting Policies and Estimates

Generally accepted accounting principles require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management estimates are required in determining the valuation of inventory positions, particularly over-the-counter ("OTC") derivatives, certain commercial mortgage loans and investments in real estate, certain high-yield positions, private equity and other principal investments, and non-investment-grade retained interests. Additionally, significant management estimates are required in assessing the realizability of deferred tax assets, the fair value of assets and liabilities acquired in a business acquisition, the accounting treatment of QSPEs and VIEs, the outcome of litigation, the fair value of equity-based compensation awards and determining the allocation of the cost of acquired businesses to identifiable intangible assets and goodwill and determining the amount of the real estate reconfiguration charges. Management believes the estimates used in preparing the financial statements are reasonable and prudent. Actual results could differ from these estimates.

The following is a summary of our critical accounting policies and estimates. See Note 1 to the Consolidated Financial Statements for a full description of these and other accounting policies.

Fair Value

The determination of fair value is a critical accounting policy that is fundamental to our financial condition and results of operations. We record financial instruments classified as Financial instruments and other inventory positions owned and Financial instruments and other inventory positions sold but not yet purchased at market or fair value, with unrealized gains and losses reflected in Principal transactions in the Consolidated Statement of Income. In all instances, we believe we have established rigorous internal control processes to ensure we use reasonable and prudent measurements of fair value on a consistent basis.

When evaluating the extent to which estimates may be required in determining the fair values of assets and liabilities reflected in our financial statements, we believe it is useful to analyze the balance sheet as shown in the following table:

LEHMAN BROTHERS HOLDINGS INC.
Management's Discussion and Analysis of Financial Condition and Results of Operations

Summary Balance Sheet

In millions	November 30, 2005

Assets
Financial instruments and other inventory positions owned	$177,438	43%
Securities received as collateral	4,975	1%
Collateralized agreements	184,664	45%
Cash, Receivables and PP&E	35,172	9%
Other assets	4,558	1%
Identifiable intangible assets and goodwill	3,256	1%

Total assets	$410,063	100%

Liabilities and Equity
Financial instruments and other inventory positions sold but not yet purchased	$110,577	27%
Obligation to return securities received as collateral	4,975	1%
Collateralized financing	152,425	37%
Payables and other accrued liabilities	62,983	16%
Total capital(1)	79,103	19%

Total liabilities and equity	$410,063	100%

(1)
Total capital includes long-term borrowings (including junior subordinated notes) and total stockholders' equity, and at November 30, 2003 and prior year ends, preferred securities subject to mandatory redemption. We adopted FIN 46R effective February 29, 2004, which required us to deconsolidate trusts that issue preferred securities subject to mandatory redemption. Accordingly, at February 29, 2004 and subsequent period ends, Long-term borrowings include junior subordinated notes that at November 30, 2003 and prior period ends, were classified as preferred securities subject to mandatory redemption. We believe Total capital is useful to investors as a measure of our financial strength because it aggregates our long-term funding sources.

The majority of our assets and liabilities are recorded at amounts for which significant management estimates are not used. The following balance sheet categories, comprising 54% of total assets and 72% of total liabilities and equity, are valued either at historical cost or at contract value (including accrued interest) which, by their nature, do not require the use of significant estimates: Collateralized agreements, Cash, Receivables and PP&E, Collateralized financing, Payables and other accrued liabilities and Total capital. Securities received as collateral and Obligation to return securities received as collateral are recorded at fair value, but due to their offsetting nature do not result in fair value estimates affecting the Consolidated Statement of Income. Financial instruments and other inventory positions owned and Financial instruments and other inventory positions sold but not yet purchased (long and short inventory positions, respectively), are recorded at market or fair value, the components of which may require, to varying degrees, the use of estimates in determining fair value.

When evaluating the extent to which management estimates may be used in determining the fair value for long and short inventory, we believe it is useful to consider separately derivatives and cash instruments.

Derivatives and other contractual agreements.    The fair values of derivative assets and liabilities at November 30, 2005 were $18.0 billion and $15.6 billion, respectively (See Note 2 to the Consolidated Financial Statements). Included within these amounts were exchange-traded derivative assets and liabilities of $2.6 billion and $2.4 billion, respectively, for which fair value is determined based on quoted market prices. The fair values of our OTC derivative assets and liabilities at November 30, 2005 were $15.4 billion and $13.2 billion, respectively.

LEHMAN BROTHERS HOLDINGS INC.
Management's Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth the fair value of OTC derivatives by contract type and by remaining contractual maturity:

Fair Value of OTC Derivative Contracts by Maturity

In millions November 30, 2005	Less than 1 Year	1 to 5 Years	5 to 10 Years	Greater than 10 Years	Cross Maturity and Cash Collateral Netting(1)	OTC Derivatives	Net Credit Exposure

Assets
Interest rate, currency and credit default swaps and options	$1,677	$6,794	$7,907	$5,620	$(13,725)	$8,273	$6,261
Foreign exchange forward contracts and options	6,828	1,497	303	45	(6,703)	1,970	1,447
Other fixed income securities contracts	3,415	139	—	—	(1,313)	2,241	1,876
Equity contracts	1,548	2,201	446	216	(1,453)	2,958	878

	$13,468	$10,631	$8,656	$5,881	$(23,194)	$15,442	$10,462

Liabilities
Interest rate, currency and credit default swaps and options	$1,194	$4,939	$4,636	$4,025	$(7,666)	$7,128
Foreign exchange forward contracts and options	7,068	2,131	498	181	(7,874)	2,004
Other fixed income securities contracts	2,230	13	—	—	(1,347)	896
Equity contracts	1,634	2,404	686	273	(1,847)	3,150

	$12,126	$9,487	$5,820	$4,479	$(18,734)	$13,178

(1)
Cross-maturity netting represents the netting of receivable balances with payable balances for the same counterparty across maturity and product categories. Receivable and payable balances with the same counterparty in the same maturity category are netted within the maturity category when appropriate. Cash collateral received or paid is netted on a counterparty basis, provided legal right of offset exists. Assets and liabilities at November 30, 2005 were netted down for cash collateral of approximately $10.5 billion and $6.1 billion, respectively.

Presented below is an analysis of net credit exposure at November 30, 2005 for OTC contracts based on actual ratings made by external rating agencies or by equivalent ratings established and used by our Credit Risk Management Department.

Net Credit Exposure

Counterparty Risk Rating		Less than 1 Year			Greater than 10 Years	Total
	S&P/Moody's Equivalent		1 to 5 Years	5 to 10 Years
						2005	2004

iAAA	AAA/Aaa	8%	4%	3%	4%	19%	15%
iAA	AA/Aa	11	7	5	6	29	37
iA	A/A	10	7	5	10	32	31
iBBB	BBB/Baa	5	3	1	6	15	12
iBB	BB/Ba	1	—	1	1	3	4
iB or lower	B/B1 or lower	1	1	—	—	2	1

		36%	22%	15%	27%	100%	100%

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

When quoted prices are not available, fair value is determined based on pricing models or other valuation techniques, including the use of implied pricing from similar instruments. Pricing models typically are used to derive fair value based on the net present value of estimated future cash flows including adjustments, when appropriate, for liquidity, credit and/or other factors. For the vast majority of instruments valued through pricing models, significant estimates are not required because the market inputs to such models are readily observable and liquid trading markets provide clear evidence to support the valuations derived from such pricing models. Examples of inventory valued using pricing models or other valuation techniques for which the use of management estimates are necessary include certain mortgages and mortgage-backed positions, real estate inventory, non-investment-grade retained interests, certain derivative and other contractual agreements, as well as certain high yield and certain private equity and other principal investments.

Mortgages, mortgage-backed and real estate inventory positions.    Mortgages and mortgage-backed positions include mortgage loans (both residential and commercial), non-agency mortgage-backed securities and real estate investments. We are a market leader in mortgage-backed securities trading. We originate residential and commercial mortgage loans as part of our mortgage trading and securitization activities. We originated approximately $85 billion and $65 billion of residential mortgage loans in 2005 and 2004, respectively. We securitized approximately $133 billion and $101 billion of residential mortgage loans in 2005 and 2004, respectively, including both originated loans and those we acquired in the secondary market. In addition, we originated approximately $27 billion and $13 billion of commercial mortgage loans in 2005 and 2004, respectively, the majority of which has been sold through securitization or syndicate activities during both 2005 and 2004. See Note 3 to the Consolidated Financial Statements for additional information about our securitization activities. We record mortgage loans at fair value, with related mark-to-market gains and losses recognized in Principal transactions in the Consolidated Statement of Income.

Management estimates are generally not required in determining the fair value of residential mortgage loans because these positions are securitized frequently. Certain commercial mortgage loans and investments, due to their less liquid nature, may require management estimates in determining fair value. Fair value for these positions is generally based on analyses of both cash flow projections and underlying property values. We use independent appraisals to support our assessment of the property in determining fair value for these positions. Fair value for approximately $3.6 billion and $3.8 billion at November 30, 2005 and 2004, respectively, of our total mortgage loan inventory is determined using the above valuation methodologies, which may involve the use of significant estimates. Because a portion of these assets have been financed on a non-recourse basis, our net investment position is limited to $3.5 billion and $2.9 billion at November 30, 2005 and 2004, respectively.

We invest in real estate through direct investments in equity and debt. We record real estate held for sale at the lower of cost or fair value. The assessment of fair value generally requires the use of management estimates and generally is based on property appraisals provided by third parties and also incorporates an analysis of the related property cash flow projections. We had real estate investments of approximately $7.9 billion and $10.7 billion at November 30, 2005 and 2004, respectively. Because significant portions of these assets have been financed on a non-recourse basis, our net investment position was limited to $4.8 billion and $4.1 billion at November 30, 2005 and 2004, respectively.

LEHMAN BROTHERS HOLDINGS INC.
Management's Discussion and Analysis of Financial Condition and Results of Operations

High yield.    We underwrite, invest and make markets in high yield corporate debt securities. We also syndicate, trade and invest in loans to below-investment-grade-rated companies. For purposes of this discussion, high yield debt instruments are defined as securities of or loans to companies rated BB+ or lower or equivalent ratings by recognized credit rating agencies, as well as non-rated securities or loans that, in management's opinion, are non-investment grade. Non-investment grade securities generally involve greater risks than investment grade securities due to the issuer's creditworthiness and the lower liquidity of the market for such securities. In addition, these issuers generally have relatively higher levels of indebtedness resulting in an increased sensitivity to adverse economic conditions. We recognize these risks and seek to reduce market and credit risk through the diversification of our products and counterparties. High yield debt instruments are carried at fair value, with unrealized gains and losses reflected in Principal transactions in the Consolidated Statement of Income. Such instruments at November 30, 2005 and 2004 included long positions with an aggregate fair value of approximately $4.5 billion at both periods. At November 30, 2005 and 2004, the largest industry concentrations were 22% and 17%, respectively, categorized within the finance and insurance and manufacturing industrial classifications, respectively. The largest geographic concentrations at November 30, 2005 and 2004 were 65% and 54%, respectively, in the United States. The majority of these positions are valued using broker quotes or listed market prices. However, at November 30, 2005 and November 30, 2004, approximately $610 million and $650 million, respectively, of these positions were valued using other valuation techniques because there was little or no trading activity. In such instances, we use prudent judgment in determining fair value, which may involve using analyses of credit spreads associated with pricing of similar instruments, or other valuation techniques. We mitigate our aggregate and single-issuer net exposure through the use of derivatives, non-recourse financing and other financial instruments.

Private equity and other principal investments.    Our Private Equity business operates in five major asset classes: Merchant Banking, Real Estate, Venture Capital, Fixed Income Related Investments and Private Funds Investments. We have raised privately-placed funds in all of these classes, for which we act as general partner and in which we have general and in some cases limited partner interests. In addition, we generally co-invest in the investments made by the funds or may make other non-fund-related direct investments. We carry our private equity investments, including our partnership interests, at fair value based on our assessment of each underlying investment. At November 30, 2005 and 2004, our private equity related investments totaled $1.6 billion and $1.5 billion, respectively. The real estate industry represented the highest concentrations at 27% and 25% at November 30, 2005 and November 30, 2004, respectively, and the largest single-investment exposures were $180 million and $101 million, at those respective dates.

The determination of fair value for these investments often requires the use of estimates and assumptions because these investments generally are less liquid and often contain trading restrictions. At November 30, 2005 and November 30, 2004, we estimate that approximately $172 million and $229 million, respectively, of these investments have readily determinable fair values because they are publicly-traded securities with limited remaining trading restrictions. For the remainder of these positions, fair value is based on our assessment of the underlying investments incorporating valuations that consider expected cash flows, earnings multiples and/or comparisons to similar market transactions. Valuation adjustments, which may involve the use of significant management estimates, are an integral part of pricing these instruments, reflecting consideration of credit quality, concentration risk, sale restrictions and other liquidity factors. Additional information about our private equity and other principal investment activities, including related commitments, can be found in Note 10 to the Consolidated Financial Statements.

Non-investment grade retained interests.    We held approximately $700 million and $900 million of non-investment grade retained interests at November 30, 2005 and 2004, respectively. Because these interests primarily represent the junior interests in securitizations for which there are not active trading markets, estimates generally are required in determining fair value. We value these instruments using prudent estimates of expected cash flows and consider the valuation of similar transactions in the market. See Note 3 to the Consolidated Financial Statements for additional information about the effect of adverse changes in assumptions on the fair value of these interests.

Identifiable Intangible Assets and Goodwill

In October 2003 we acquired Neuberger for a net purchase price of approximately $2.5 billion, including equity consideration of $2.1 billion and cash consideration and incremental costs of $0.7 billion, and excluding cash and short-term investments acquired of approximately $276 million. The excess of the purchase price over the fair values of the net assets acquired (which included certain intangible assets) was recorded as goodwill.

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

SPEs

The Company is a market leader in securitization transactions, including securitizations of residential and commercial loans, municipal bonds and other asset backed transactions. The vast majority of such securitization transactions are designed to be in conformity with the SFAS 140 requirements of a QSPE. Securitization transactions meeting the requirements of a QSPE are deemed to be off-balance-sheet. The assessment of whether a securitization vehicle meets the accounting requirements of a QSPE requires significant judgment, particularly in evaluating whether servicing agreements meet the conditions of a permitted activities under SFAS 140 and whether or not derivatives are considered to be passive.

In addition, the evaluation of whether an entity is subject to the requirements of FIN46R as a variable interest entity (VIE) and the determination of whether the Company is deemed to be the primary beneficiary of such VIE is a critical accounting policy that requires significant management judgment.

See Note 1 to the Consolidated Financial Statements for additional information about the Company's accounting policies.

Real Estate Reconfiguration Charges

In connection with our decision to reconfigure certain of our global real estate facilities, we recognized real estate reconfiguration charges in 2004 and 2003. The recognition of these charges required significant management estimates including estimates of the vacancy periods prior to subleasing, the anticipated rates of subleases and the amounts of incentives (e.g., free rent periods) that may be required to induce sub-lessees. See Note 17 to the Consolidated Financial Statements for additional information about the real estate reconfiguration charges.

Legal Reserves

In the normal course of business we have been named as a defendant in a number of lawsuits and other legal and regulatory proceedings. Such proceedings include actions brought against us and others with respect to transactions in which we acted as an underwriter or financial advisor, actions arising out of our activities as a broker or dealer in securities and commodities and actions brought on behalf of various classes of claimants against many securities firms, including us. In addition, our business activities are reviewed by various taxing authorities around the world with regard to corporate income tax rules and regulations. We provide for potential losses that may arise out of legal, regulatory and tax proceedings to the extent such losses are probable and can be estimated.

Accounting and Regulatory Developments

FSP FAS 109-2.    In December 2004, the FASB issued FSP FAS 109-2 "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004", ("FSP FAS 109-2") which provides guidance on the accounting implications of the American Jobs Creation Act of 2004 (the "Act") related to the one-time tax benefit for the repatriation of foreign earnings. The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned outside the U.S. by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. We have reviewed the Act to determine the implications of repatriating all or a portion of our accumulated non-U.S. retained earnings pool and determined that we would not generate any material tax benefits associated with the Act, as any amounts able to be repatriated under the Act would not be material.

SFAS 123(R).    In December 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment", ("SFAS 123(R)"), which we will adopt on December 1, 2005. SFAS 123(R) requires public companies to recognize expense in the income statement for the grant-date fair value of awards of equity instruments granted to employees. Expense is to be recognized over the period during which employees are required to provide service.

LEHMAN BROTHERS HOLDINGS INC.
Management's Discussion and Analysis of Financial Condition and Results of Operations

SFAS 123(R) also clarifies and expands the guidance in SFAS 123 in several areas, including measuring fair value and attributing compensation cost to reporting periods. Under the modified prospective transition method applied in the adoption of SFAS123(R), compensation cost will be recognized for the unamortized portion of outstanding awards granted prior to the adoption of SFAS 123. Upon adoption of SFAS 123(R) on December 1, 2005, we will recognize an after-tax gain of approximately $47 million as the cumulative effect of a change in accounting principle, primarily attributable to the requirement to estimate forfeitures at the date of grant instead of recognizing them as incurred. We do not expect adoption of SFAS 123(R) otherwise will have a material effect on our consolidated financial statements.

SFAS 123(R) generally requires equity-based awards granted to retirement-eligible employees, and those employees with non-substantive non-compete agreements to be expensed immediately. For stock-based awards granted prior to our adoption of SFAS123(R) compensation cost for retirement eligible employees and employees subject to non-compete agreements, is recognized over the service period specified in the award. We accelerate the recognition of compensation cost if and when a retirement-eligible employee or an employee subject to a non-compete agreement leaves the Company.

The following table sets forth the pro forma net income that would have been reported for the years ended November 30, 2005, 2004 and 2003 if equity-based awards granted to retirement-eligible employees, and those with non-substantive non-compete agreements had been expensed immediately as required by SFAS 123(R):

Pro Forma Net Income

In millions Year ended November 30	2005	2004	2003

Net income, as reported	$3,260	$2,369	$1,699
Add: stock-based employee compensation expense included in reported net income, net of related tax effect	611	464	362
Deduct: stock-based employee compensation expense, net of related tax effect, determined under SFAS 123 (R)	(867)	(643)	(447)

Pro forma net income	$3,004	$2,190	$1,614

EITF Issue No. 04-5.    In June 2005, the FASB ratified the consensus reached in EITF Issue No. 04-5, "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights", ("EITF 04-5") which requires general partners (or managing members in the case of limited liability companies) to consolidate their partnerships or to provide limited partners with rights to remove the general partner or to terminate the partnership. As the general partner of numerous private equity, merchant banking and asset management partnerships, we adopted EITF 04-5 immediately for partnerships formed or modified after June 29, 2005. For partnerships formed on or before June 29, 2005 that have not been modified, we are required to adopt EITF 04-5 on December 1, 2006 in a manner similar to a cumulative-effect-type adjustment or by retrospective application. We do not expect adoption of EITF 04-5 for partnerships formed on or before June 29, 2005 that have not been modified will have a material effect on our consolidated financial statements.

Consolidated Supervised Entity.    In June 2004, the SEC approved a rule establishing a voluntary framework for comprehensive, group-wide risk management procedures and consolidated supervision of certain financial services holding companies. The framework is designed to minimize the duplicative regulatory burdens on U.S. securities firms resulting from the European Union (the "EU") Directive (2002/87/EC) concerning the supplementary supervision of financial conglomerates active in the EU. The rule also allows companies to use an alternative method, based on internal risk models, to calculate net capital charges for market and derivative-related credit risk. Under this rule, the SEC will regulate the holding company and any unregulated affiliated registered broker-dealer pursuant to an undertaking to be provided by the holding company, including subjecting the holding company to capital requirements generally consistent with the International Convergence of Capital Measurement and Capital Standards published by the Basel Committee on Banking Supervision. On November 9, 2005 the SEC approved our application to become a consolidated supervised entity ("CSE") effective December 1, 2005.

As of December 1, 2005, Holdings became regulated by the SEC as a CSE. As such, Holdings is subject to group-wide supervision and examination by the SEC and, accordingly, we are subject to minimum capital requirements on a

LEHMAN BROTHERS HOLDINGS INC.
Management's Discussion and Analysis of Financial Condition and Results of Operations

consolidated basis. LBI is authorized to calculate its net capital under provisions as specified by the SEC applicable rules.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information under the caption Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management in Part II, Item 7, of this Report is incorporated herein by reference.

LEHMAN BROTHERS HOLDINGS INC.

ITEM 8. Financial Statements and Supplementary Data
(a)
Financial Statements

(b)
Condensed unconsolidated financial information of Holdings and notes thereto are set forth in Schedule I beginning on Page F-2 of this Report and are incorporated herein by reference. Holdings has issued a full and unconditional guarantee of certain outstanding and future debt securities of its wholly-owned subsidiary, LBI. Condensed consolidating financial information pursuant to Rule 3-10(c) of Regulation S-X is set forth in Note 8 of the notes to such condensed unconsolidated financial information in Schedule I.

LEHMAN BROTHERS HOLDINGS INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Lehman Brothers Holdings Inc.

We have audited management's assessment, included in the accompanying Management's Assessment of Internal Control over Financial Reporting, that Lehman Brothers Holdings Inc. (the "Company") maintained effective internal control over financial reporting as of November 30, 2005, based on criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO criteria"). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that Lehman Brothers Holdings Inc. maintained effective internal control over financial reporting as of November 30, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Lehman Brothers Holdings Inc. maintained, in all material respects, effective internal control over financial reporting as of November 30, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of Lehman Brothers Holdings Inc. as of November 30, 2005 and 2004 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended November 30, 2005 of Lehman Brothers Holdings Inc. and our report dated February 13, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
New York, New York
February 13, 2006

LEHMAN BROTHERS HOLDINGS INC.

Management's Assessment of Internal Control over Financial Reporting

The management of Lehman Brothers Holdings Inc. (the "Company") is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control system is designed to provide reasonable assurance to the Company's management and Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of November 30, 2005. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment we believe that, as of November 30, 2005, the Company's internal control over financial reporting is effective based on those criteria.

The Company's independent registered public accounting firm that audited the accompanying Consolidated Financial Statements has issued an attestation report on our assessment of the Company's internal control over financial reporting. Their report appears on the preceding page.

LEHMAN BROTHERS HOLDINGS INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Lehman Brothers Holdings Inc.

We have audited the accompanying consolidated statement of financial condition of Lehman Brothers Holdings Inc. (the "Company") as of November 30, 2005 and 2004, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended November 30, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lehman Brothers Holdings Inc. at November 30, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended November 30, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Lehman Brothers Holdings Inc.'s internal control over financial reporting as of November 30, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 13, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
New York, New York
February 13, 2006

LEHMAN BROTHERS HOLDINGS INC.
CONSOLIDATED STATEMENT OF INCOME

In millions, except per share data Year ended November 30	2005	2004	2003

Revenues
Principal transactions	$7,811	$5,699	$4,272
Investment banking	2,894	2,188	1,722
Commissions	1,728	1,537	1,210
Interest and dividends	19,043	11,032	9,942
Asset management and other	944	794	141

Total revenues	32,420	21,250	17,287
Interest expense	17,790	9,674	8,640

Net revenues	14,630	11,576	8,647

Non-Interest Expenses
Compensation and benefits	7,213	5,730	4,318
Technology and communications	834	764	598
Brokerage and clearance fees	503	453	367
Occupancy	490	421	319
Professional fees	282	252	158
Business development	234	211	149
Other	245	208	125
Real estate reconfiguration charge	—	19	77

Total non-personnel expenses	2,588	2,328	1,793

Total non-interest expenses	9,801	8,058	6,111

Income before taxes and dividends on trust preferred securities	4,829	3,518	2,536
Provision for income taxes	1,569	1,125	765
Dividends on trust preferred securities	—	24	72

Net income	$3,260	$2,369	$1,699

Net income applicable to common stock	$3,191	$2,297	$1,649

Earnings per share
Basic	$11.47	$8.36	$6.71
Diluted	$10.87	$7.90	$6.35

See Notes to Consolidated Financial Statements.

LEHMAN BROTHERS HOLDINGS INC.
CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

In millions November 30	2005	2004

Assets
Cash and cash equivalents	$4,900	$5,440
Cash and securities segregated and on deposit for regulatory and other purposes	5,744	4,085
Financial instruments and other inventory positions owned: (includes $36,369 in 2005 and $27,418 in 2004 pledged as collateral)	177,438	144,468
Securities received as collateral	4,975	4,749
Collateralized agreements:
Securities purchased under agreements to resell	106,209	95,535
Securities borrowed	78,455	74,294
Receivables:
Brokers, dealers and clearing organizations	7,454	3,400
Customers	12,887	13,241
Others	1,302	2,122
Property, equipment and leasehold improvements (net of accumulated depreciation and amortization of $1,448 in 2005 and $1,187 in 2004)	2,885	2,988
Other assets	4,558	3,562
Identifiable intangible assets and goodwill (net of accumulated amortization of $257 in 2005 and $212 in 2004)	3,256	3,284

Total assets	$410,063	$357,168

See Notes to Consolidated Financial Statements.

LEHMAN BROTHERS HOLDINGS INC.
CONSOLIDATED STATEMENT OF FINANCIAL CONDITION (Continued)

In millions, except per share data November 30	2005	2004

Liabilities and Stockholders' Equity
Short-term borrowings	$2,941	$2,857
Financial instruments and other inventory positions sold but not yet purchased	110,577	96,281
Obligation to return securities received as collateral	4,975	4,749
Collateralized financings:
Securities sold under agreements to repurchase	116,155	105,956
Securities loaned	13,154	14,158
Other secured borrowings	23,116	11,621
Payables:
Brokers, dealers and clearing organizations	1,870	1,705
Customers	47,210	37,824
Accrued liabilities and other payables	10,962	10,611
Long-term borrowings	62,309	56,486

Total liabilities	393,269	342,248
Commitments and contingencies
Stockholders' Equity
Preferred stock	1,095	1,345
Common stock, $0.10 par value; Shares authorized: 600,000,000 in 2005 and 2004; Shares issued: 302,668,973 in 2005 and 297,796,197 in 2004; Shares outstanding: 271,437,103 in 2005 and 274,159,411 in 2004	30	30
Additional paid-in capital	6,314	5,865
Accumulated other comprehensive income (net of tax)	(16)	(19)
Retained earnings	12,198	9,240
Other stockholders' equity, net	765	741
Common stock in treasury, at cost: 31,231,870 shares in 2005 and 23,636,786 shares in 2004	(3,592)	(2,282)

Total common stockholders' equity	15,699	13,575

Total stockholders' equity	16,794	14,920

Total liabilities and stockholders' equity	$410,063	$357,168

See Notes to Consolidated Financial Statements.

LEHMAN BROTHERS HOLDINGS INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

In millions Year ended November 30	2005	2004	2003

Preferred Stock
5.94% Cumulative, Series C:
Beginning and ending balance	$250	$250	$250

5.67% Cumulative, Series D:
Beginning and ending balance	200	200	200

7.115% Fixed/Adjustable Rate Cumulative, Series E:
Beginning balance	250	250	250
Redemptions	(250)	—	—

Ending balance	—	250	250

6.50% Cumulative, Series F:
Beginning balance	345	345	—
Issuances	—	—	345

Ending balance	345	345	345

Floating Rate (3% Minimum) Cumulative, Series G:
Beginning balance	300	—	—
Issuances	—	300	—

Ending balance	300	300	—

Total preferred stock, ending balance	1,095	1,345	1,045

Common Stock, Par Value $0.10 Per Share
Beginning balance	30	29	25
Issuances in connection with Neuberger acquisition	—	—	3
Other Issuances	—	1	1

Ending balance	30	30	29

Additional Paid-In Capital
Beginning balance	5,865	6,164	3,628
RSUs exchanged for Common Stock	184	135	(36)
Employee stock-based awards	(760)	(585)	(352)
Tax benefit from the issuance of stock-based awards	1,005	468	543
Share issuances in connection with Neuberger acquisition	—	—	2,371
Neuberger final purchase price adjustment	—	(307)	—
Other, net	20	(10)	10

Ending balance	6,314	5,865	6,164

Accumulated Other Comprehensive Income
Beginning balance	(19)	(16)	(13)
Translation adjustment, net(1)	3	(3)	(3)

Ending balance	$(16)	$(19)	$(16)

(1)
Net of income taxes of $1 in 2005, $(2) in 2004 and $(1) in 2003.

See Notes to Consolidated Financial Statements.

LEHMAN BROTHERS HOLDINGS INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY—(Continued)

In millions Year ended November 30	2005	2004	2003

Retained Earnings
Beginning balance	$9,240	$7,129	$5,608
Net income	3,260	2,369	1,699
Dividends declared:
5.94% Cumulative, Series C Preferred Stock	(15)	(15)	(15)
5.67% Cumulative, Series D Preferred Stock	(11)	(11)	(11)
7.115% Fixed/Adjustable Rate Cumulative, Series E Preferred Stock	(9)	(18)	(18)
6.50% Cumulative, Series F Preferred Stock	(22)	(23)	(6)
Floating Rate (3% Minimum) Cumulative, Series G Preferred Stock	(12)	(5)	—
Redeemable Voting Preferred Stock	—	—	—
Common Stock	(233)	(186)	(128)

Ending balance	12,198	9,240	7,129

Common Stock Issuable
Beginning balance	3,874	3,353	2,822
RSUs exchanged for Common Stock	(832)	(585)	(425)
Deferred stock awards granted	1,574	1,182	957
Other, net	(68)	(76)	(1)

Ending balance	4,548	3,874	3,353

Common Stock Held in RSU Trust
Beginning balance	(1,353)	(852)	(754)
Employee stock-based awards	(676)	(876)	(518)
RSUs exchanged for Common Stock	549	401	444
Other, net	(30)	(26)	(24)

Ending balance	(1,510)	(1,353)	(852)

Deferred Stock Compensation
Beginning balance	(1,780)	(1,470)	(1,119)
Deferred stock awards granted	(1,574)	(1,182)	(999)
Amortization of deferred compensation, net	988	773	625
Other, net	93	99	23

Ending balance	(2,273)	(1,780)	(1,470)

Common Stock In Treasury, at Cost
Beginning balance	(2,282)	(2,208)	(1,955)
Repurchases of Common Stock	(2,994)	(1,693)	(967)
Shares reacquired from employee transactions	(1,163)	(574)	(541)
RSUs exchanged for Common Stock	99	49	18
Employee stock-based awards	2,748	2,144	1,237

Ending balance	(3,592)	(2,282)	(2,208)

Total stockholders' equity	$16,794	$14,920	$13,174

See Notes to Consolidated Financial Statements.

LEHMAN BROTHERS HOLDINGS INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

In millions Year ended November 30	2005	2004	2003

Cash Flows From Operating Activities
Net income	$3,260	$2,369	$1,699
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	426	428	315
Deferred tax benefit	(502)	(74)	(166)
Tax benefit from the issuance of stock-based awards	1,005	468	543
Amortization of deferred stock compensation	1,055	800	625
Real estate reconfiguration charge	—	19	77
Other adjustments	173	85	(26)
Net change in:
Cash and securities segregated and on deposit for regulatory and other purposes	(1,659)	(985)	(297)
Financial instruments and other inventory positions owned	(36,652)	(8,936)	(14,736)
Resale agreements, net of repurchase agreements	(475)	(9,467)	19,504
Securities borrowed, net of securities loaned	(5,165)	(22,728)	(25,048)
Other secured borrowings	11,495	(2,923)	2,700
Receivables from brokers, dealers and clearing organizations	(4,054)	1,475	(1,100)
Receivables from customers	354	(4,432)	(530)
Financial instruments and other inventory positions sold but not yet purchased	14,156	23,471	5,326
Payables to brokers, dealers and clearing organizations	165	(1,362)	1,280
Payables to customers	9,386	10,158	10,189
Accrued liabilities and other payables	(801)	520	1,195
Other operating assets and liabilities, net	345	(370)	346

Net cash provided by (used in) operating activities	(7,488)	(11,484)	1,896

Cash Flows From Financing Activities
Derivative contracts with a financing element	140	334	110
Issuance (payments) of short-term borrowings, net	84	526	(38)
Issuance of long-term borrowings	23,705	20,485	13,383
Principal payments of long-term borrowings	(14,233)	(10,820)	(10,137)
Issuance of preferred securities subject to mandatory redemption	—	—	600
Issuance of common stock	230	108	57
Issuance (retirement) of preferred stock	(250)	300	345
Issuance of treasury stock	1,015	551	260
Purchase of treasury stock	(2,994)	(1,693)	(967)
Dividends paid	(302)	(258)	(178)

Net cash provided by financing activities	7,395	9,533	3,435

Cash Flows From Investing Activities
Purchase of property, equipment and leasehold improvements, net	(409)	(401)	(451)
Business acquisitions, net of cash acquired	(38)	(130)	(657)

Net cash used in investing activities	(447)	(531)	(1,108)

Net change in cash and cash equivalents	(540)	(2,482)	4,223
Cash and cash equivalents, beginning of period	5,440	7,922	3,699

Cash and cash equivalents, end of period	$4,900	$5,440	$7,922

Supplemental Disclosure of Cash Flow Information (in millions):
Interest paid totaled $17,893, $9,534 and $8,654 in 2005, 2004 and 2003, respectively.
Income taxes paid totaled $789, $638 and $717 in 2005, 2004 and 2003, respectively.

See Notes to Consolidated Financial Statements.

LEHMAN BROTHERS HOLDINGS INC.
Notes to Consolidated Financial Statements

LEHMAN BROTHERS HOLDINGS INC.
Notes to Consolidated Financial Statements

Note 1 Summary of Significant Accounting Policies

Description of Business

Lehman Brothers Holdings Inc. ("Holdings") and subsidiaries (collectively, the "Company," "Lehman Brothers," "we," "us" or "our") is one of the leading global investment banks serving institutional, corporate, government and high-net-worth individual clients. Our worldwide headquarters in New York and regional headquarters in London and Tokyo are complemented by offices in additional locations in North America, Europe, the Middle East, Latin America and the Asia Pacific region. We are engaged primarily in providing financial services. The principal U.S., European, and Asian subsidiaries of Holdings are Lehman Brothers Inc. ("LBI"), a U.S. registered broker-dealer, Lehman Brothers International (Europe) ("LBIE"), an authorized investment firm in the United Kingdom and Lehman Brothers Japan, a registered securities company in Japan, respectively.

Basis of Presentation

The Consolidated Financial Statements are prepared in conformity with generally accepted accounting principles, and include the accounts of Holdings, our subsidiaries, and all other entities in which we have a controlling financial interest or are considered to be the primary beneficiary. All material intercompany accounts and transactions have been eliminated in consolidation. Certain prior-period amounts reflect reclassifications to conform to the current year's presentation.

Use of Estimates

Generally accepted accounting principles require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management estimates are required in determining the valuation of inventory positions, particularly over-the-counter ("OTC") derivatives, certain commercial mortgage loans and investments in real estate, certain high-yield positions, private equity and other principal investments, and non-investment-grade retained interests. Additionally, significant management estimates are required in assessing the realizability of deferred tax assets, the fair value of assets and liabilities acquired in a business acquisition, the accounting treatment of QSPEs and VIEs, the outcome of litigation, the fair value of equity-based compensation awards and determining the allocation of the cost of acquired businesses to identifiable intangible assets and goodwill and determining the amount of the real estate reconfiguration charges. Management believes the estimates used in preparing the financial statements are reasonable and prudent. Actual results could differ from these estimates.

Consolidation Accounting Policies

Operating companies.    Financial Accounting Standards Board ("FASB") Interpretation No. 46(R), "Consolidation of Variable Interest Entities (revised December 2003)—an interpretation of ARB No. 51", ("FIN 46(R)"), defines the criteria necessary to be considered an operating company (i.e., a voting-interest entity) for which the consolidation accounting guidance of Statement of Financial Accounting Standards ("SFAS") No. 94, "Consolidation of All Majority-Owned Subsidiaries", ("SFAS 94") should be applied. As required by SFAS 94, we consolidate operating companies in which we have a controlling financial interest. The usual condition for a controlling financial interest is ownership of a majority of the voting interest. FIN 46(R) defines operating companies as businesses that have sufficient legal equity to absorb the entities' expected losses (presumed to require minimum 10% equity) and, in each case, for which the equity holders have substantive voting rights and participate substantively in the gains and losses of such entities. Operating companies in which we exercise significant influence but do not control are accounted for under the equity method. Significant influence generally is deemed to exist when we own 20% to 50% of the voting equity of a corporation, or when we hold at least 3% of a limited partnership interest.

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

A QSPE generally can be described as an entity whose permitted activities are limited to passively holding financial assets and distributing cash flows to investors based on pre-set terms. Our primary involvement with SPEs relates to securitization transactions in which transferred assets, including mortgages, loans, receivables and other assets, are sold to an SPE that qualifies as a QSPE under SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets

LEHMAN BROTHERS HOLDINGS INC.
Notes to Consolidated Financial Statements

and Extinguishments of Liabilities", ("SFAS 140"). In accordance with SFAS 140 we do not consolidate QSPEs. Rather, we recognize only our retained interests in the QSPEs, if any. We account for such retained interests at fair value.

Certain SPEs do not meet the QSPE criteria because their permitted activities are not sufficiently limited or because the assets are not deemed qualifying financial instruments (e.g., real estate). Such SPEs are referred to as VIEs and we typically use them to create securities with a unique risk profile desired by investors, as a means of intermediating financial risk or to make an investment in real estate. In the normal course of business we may establish VIEs, sell assets to VIEs, underwrite, distribute, and make a market in securities issued by VIEs, transact derivatives with VIEs, own securities or residual interests in VIEs, and provide liquidity or other guarantees to VIEs. Under FIN 46(R), we are required to consolidate a VIE if we are deemed to be the primary beneficiary of such entity. The primary beneficiary is the party that has either a majority of the expected losses or a majority of the expected residual returns of such entity, as defined. In 2004 we adopted FIN 46(R) for all VIEs in which we hold a variable interest. The effect of adopting FIN 46(R) in fiscal 2004 was not material to our financial condition or results of operations.

For a further discussion of our securitization activities and our involvement with VIEs see Note 3 to the Consolidated Financial Statements.

Revenue Recognition Policies

Principal transactions.    Financial instruments classified as Financial instruments and other inventory positions owned and Financial instruments and other inventory positions sold but not yet purchased (both of which are recorded on a trade-date basis) are valued at market or fair value, as appropriate, with unrealized gains and losses reflected in Principal transactions in the Consolidated Statement of Income.

Investment banking.    Underwriting revenues, net of related underwriting expenses, and revenues for merger and acquisition advisory and other investment-banking-related services are recognized when services for the transactions are completed. Direct costs associated with advisory services are recorded as non-personnel expenses, net of client reimbursements.

Commissions.    Commissions primarily include fees from executing and clearing client transactions on stocks, options and futures markets worldwide. These fees are recognized on a trade-date basis.

Interest and dividends revenue and interest expense.    We recognize contractual interest on Financial instruments and other inventory positions owned and Financial instruments and other inventory positions sold but not yet purchased on an accrual basis as a component of Interest and dividends revenue and Interest expense, respectively. Interest flows on derivative transactions are included as part of the mark-to-market valuation of these contracts in Principal transactions in the Consolidated Statement of Income and are not recognized as a component of interest revenue or expense. We account for our secured financing activities and short-and long-term borrowings on an accrual basis with related interest recorded as interest revenue or interest expense, as applicable.

Asset management and other.    Investment advisory fees are recorded as earned. Generally, high-net-worth and institutional clients are charged or billed quarterly based on the account's net asset value at the end of a quarter. Investment advisory and administrative fees earned from our mutual fund business (the "Funds") are charged monthly to the Funds based on average daily net assets under management. In certain circumstances, we receive asset management incentive fees when the return on assets under management exceeds specified benchmarks. Such incentive fees generally are based on investment performance over a twelve-month period and are not subject to adjustment after the measurement period ends. Accordingly, such incentive fees are recognized when the measurement period ends. We receive private equity incentive fees when the return on certain private equity funds' investments exceeds specified threshold returns. Such incentive fees typically are based on investment periods in excess of one year, and future investment underperformance could require amounts previously distributed to us to be returned to the funds. Accordingly, these incentive fees are recognized when all material contingencies have been substantially resolved.

Financial Instruments and Other Inventory Positions

Financial instruments classified as Financial instruments and other inventory positions owned, including loans, and Financial instruments and other inventory positions sold but not yet purchased are recognized on a trade-date basis and are carried at market or fair value, or amounts which approximate fair value, with unrealized gains and losses reflected in Principal transactions in the Consolidated Statement of Income. Lending commitments also are recorded at fair value, with unrealized gains or losses recognized in Principal transactions in the Consolidated Statement of Income.

LEHMAN BROTHERS HOLDINGS INC.
Notes to Consolidated Financial Statements

We follow the American Institute of Certified Public Accountants ("AICPA") Audit and Accounting Guide, "Brokers and Dealers in Securities", (the "Guide") when determining market or fair value for financial instruments. Market value generally is determined based on listed prices or broker quotes. In certain instances, such price quotations may be deemed unreliable when the instruments are thinly traded or when we hold a substantial block of a particular security and the listed price is not deemed to be readily realizable. In accordance with the Guide, in these instances we determine fair value based on management's best estimate, giving appropriate consideration to reported prices and the extent of public trading in similar securities, the discount from the listed price associated with the cost at the date of acquisition, and the size of the position held in relation to the liquidity in the market, among other factors. When listed prices or broker quotes are not available, we determine fair value based on pricing models or other valuation techniques, including the use of implied pricing from similar instruments. We typically use pricing models to derive fair value based on the net present value of estimated future cash flows including adjustments, when appropriate, for liquidity, credit and/or other factors. We account for real estate positions held for sale at the lower of cost or fair value with gains or losses recognized in Principal transactions in the Consolidated Statement of Income.

All firm-owned securities pledged to counterparties that have the right, by contract or custom, to sell or repledge the securities are classified as Financial instruments and other inventory positions owned, and are disclosed as pledged as collateral, as required by SFAS 140.

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

We follow Emerging Issues Task Force ("EITF") Issue No. 02-3, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved In Energy Trading and Risk Management Activities", ("EITF 02-3") when marking to market our derivative contracts. Under EITF 02-3, recognition of a trading profit at inception of a derivative transaction is prohibited unless the fair value of that derivative is obtained from a quoted market price, supported by comparison to other observable market transactions or based on a valuation technique incorporating observable market data. Subsequent to the transaction date, we recognize trading profits deferred at inception of the derivative transaction in the period in which the valuation of such instrument becomes observable.

As an end user, we primarily use derivatives to modify the interest rate characteristics of our long-term debt and secured financing activities. We also use equity derivatives to hedge our exposure to equity price risk embedded in certain of our debt obligations and foreign exchange forwards to manage the currency exposure related to our net investment in non-U.S.-dollar functional currency operations (collectively, "End-User Derivative Activities"). In many hedging relationships both the derivative and the hedged item are marked to market through earnings ("fair value hedge"). In these instances, the

LEHMAN BROTHERS HOLDINGS INC.
Notes to Consolidated Financial Statements

hedge relationship is highly effective and the mark to market on the derivative and the hedged item virtually offset. Certain derivatives embedded in long-term debt are bifurcated from the debt and marked to market through earnings.

We use fair value hedges primarily to convert a substantial portion of our fixed-rate debt and certain long-term secured financing activities to floating interest rates. Any hedge ineffectiveness in these relationships is recorded in Interest expense in the Consolidated Statement of Income. Gains or losses from revaluing foreign exchange contracts associated with hedging our net investments in non-U.S.-dollar functional currency operations are reported within Accumulated other comprehensive income in Stockholders' equity. Unrealized receivables/payables resulting from the mark to market of end-user derivatives are included in Financial instruments and other inventory positions owned or Financial instruments and other inventory positions sold but not yet purchased.

Private equity investments.    We carry our private equity investments, including our partnership interests, at fair value. Certain of our private equity positions are less liquid and often contain trading restrictions. Fair value is determined based upon our assessment of the underlying investments incorporating valuations that consider expected cash flows, earnings multiples and/or comparisons to similar market transactions. Valuation adjustments reflecting consideration of credit quality, concentration risk, sales restrictions and other liquidity factors are an integral part of pricing these instruments.

Securitization Activities.    In accordance with SFAS 140, we recognize transfers of financial assets as sales provided control has been relinquished. Control is deemed to be relinquished only when all of the following conditions have been met: (i) the assets have been isolated from the transferor, even in bankruptcy or other receivership (true-sale opinions are required); (ii) the transferee has the right to pledge or exchange the assets received and (iii) the transferor has not maintained effective control over the transferred assets (e.g., a unilateral ability to repurchase a unique or specific asset).

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

Secured Financing Activities

Repurchase and resale agreements.    Securities purchased under agreements to resell and Securities sold under agreements to repurchase, which are treated as financing transactions for financial reporting purposes, are collateralized primarily by government and government agency securities and are carried net by counterparty, when permitted, at the amounts at which the securities subsequently will be resold or repurchased plus accrued interest. It is our policy to take possession of securities purchased under agreements to resell. We monitor the market value of the underlying positions on a daily basis compared with the related receivable or payable balances, including accrued interest. We require counterparties to deposit additional collateral or return collateral pledged, as necessary, to ensure the market value of the underlying collateral remains sufficient. Financial instruments and other inventory positions owned that are financed under repurchase agreements are carried at market value, with unrealized gains and losses reflected in Principal transactions in the Consolidated Statement of Income.

We use interest rate swaps as an end-user to modify the interest rate exposure associated with certain fixed-rate resale and repurchase agreements. We adjust the carrying value of these secured financing transactions that have been designated as the hedged item.

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

Long-Lived Assets

Property, equipment and leasehold improvements are recorded at historical cost, net of accumulated depreciation and amortization. Depreciation is recognized using the straight-line method over the estimated useful lives of the assets. Buildings are depreciated up to a maximum of 40 years. Leasehold improvements are amortized over the lesser of their

LEHMAN BROTHERS HOLDINGS INC.
Notes to Consolidated Financial Statements

useful lives or the terms of the underlying leases, ranging up to 30 years. Equipment, furniture and fixtures are depreciated over periods of up to 15 years. Internal-use software that qualifies for capitalization under AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", is capitalized and subsequently amortized over the estimated useful life of the software, generally three years, with a maximum of seven years. We review long-lived assets for impairment periodically and whenever events or changes in circumstances indicate the carrying amounts of the assets may be impaired. If the expected future undiscounted cash flows are less than the carrying amount of the asset, an impairment loss would be recognized to the extent the carrying value of such asset exceeded its fair value.

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

Equity-Based Compensation

SFAS No. 123, "Accounting for Stock-Based Compensation", ("SFAS 123") established financial accounting and reporting standards for equity-based employee and non-employee compensation. SFAS 123 permits companies to account for equity-based employee compensation using the intrinsic-value method prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", ("APB 25"), or using the fair-value method prescribed by SFAS 123. Through November 30, 2003, we followed APB 25 and its related interpretations to account for equity-based employee compensation. Accordingly, no compensation expense was recognized for stock option awards because the exercise price equaled or exceeded the market value of our common stock on the grant date.

In 2004, we adopted the fair value recognition provisions of SFAS 123 as amended by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123", using the prospective adoption method. Under this method of adoption, compensation expense is recognized based on the fair value of stock options and RSUs granted for 2004 and future years over the related service periods. Stock options granted for the years ended November 30, 2003 and before continue to be accounted for under APB 25. Adoption of SFAS 123 also required us to change the fair value measurement method for RSUs. Under SFAS 123, the fair value measurement of an RSU must include a discount from the market value of an unrestricted share of common stock on the RSU grant date for selling restrictions subsequent to the vesting date. RSUs granted prior to 2004 continue to be measured in accordance with APB 25 and, accordingly, a discount from the market value of an unrestricted share of common stock on the RSU grant date is not recognized for selling restrictions subsequent to the vesting date. Under both APB 25 and SFAS 123, compensation expense for RSUs with future service requirements is recognized over the relevant stated vesting periods of the awards. See Accounting Developments below for a discussion of SFAS No. 123(R), "Share-Based Payment" ("SFAS 123(R)"), which we are required to adopt on December 1, 2005.

Our equity-based employee award plans provide for the accrual of non-cash dividend equivalents on outstanding RSUs. These dividend equivalents on RSUs are charged to retained earnings as declared.

LEHMAN BROTHERS HOLDINGS INC.
Notes to Consolidated Financial Statements

The following table illustrates the effect on net income and earnings per share for the years ended November 30, 2005, 2004, and 2003 if the fair-value-based retroactive method prescribed by SFAS 123 had been applied to all awards granted prior to fiscal year 2004:

Equity Based Compensation—Pro Forma Net Income and Earnings per Share

In millions, except per share data Year ended November 30	2005	2004	2003

Net income, as reported	$3,260	$2,369	$1,699
Add: stock-based employee compensation expense included in reported net income, net of related tax effect	611	464	362
Deduct: stock-based employee compensation expense determined under the fair-value-based method for all awards, net of related tax effect	(694)	(623)	(534)

Pro forma net income	$3,177	$2,210	$1,527

Earnings per share:
Basic, as reported	$11.47	$8.36	$6.71
Basic, pro forma	$11.17	$7.78	$6.01
Diluted, as reported	$10.87	$7.90	$6.35
Diluted, pro forma	$10.64	$7.42	$5.77

We used the Black-Scholes option-pricing model to measure the fair value of the stock options granted during 2005 and 2004, as well as for the measurement of fair value utilized to quantify the pro forma effects on net income and earnings per share of the fair value of stock options outstanding during 2005, 2004 and 2003. Based on the results of the model, the weighted-average fair values of the stock options granted were $26.48, $19.26, and $22.02 for 2005, 2004 and 2003, respectively. The weighted-average assumptions used for 2005, 2004 and 2003 were as follows:

Weighted Average Black-Scholes Assumptions

Year ended November 30	2005	2004	2003

Risk-free interest rate	3.97%	3.04%	3.10%
Expected volatility	23.73%	28.09%	35.00%
Dividends per share	$0.80	$0.64	$0.48
Expected life	3.9 years	3.7 years	4.6 years

The increase in the weighted-average fair value price of stock options granted in 2005 compared with 2004 resulted primarily from the higher price of the Company's stock on the grant dates. The expected volatility declined due to lower volatility in our stock over the historical and future periods the Company uses to determine volatility.

Earnings per Share

We compute earnings per share ("EPS") in accordance with SFAS No. 128, "Earnings per Share". Basic EPS is computed by dividing net income applicable to common stock by the weighted-average number of common shares outstanding, which includes restricted stock units for which service has been provided. Diluted EPS includes the components of basic EPS and also includes the dilutive effects of restricted stock units for which service has not yet been provided and employee stock options. See Notes 13 and 14 to the Consolidated Financial Statements for additional information about EPS.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes", ("SFAS 109"). We recognize the current and deferred tax consequences of all transactions that have been recognized in the financial statements using the provisions of the enacted tax laws. Deferred tax assets are recognized for temporary differences that will result in deductible amounts in future years and for tax loss carry-forwards. We record a valuation allowance to reduce deferred tax assets to an amount that more likely than not will be realized. Deferred tax liabilities are recognized for temporary differences that will result in taxable income in future years. Contingent liabilities related to income taxes are recorded when probable and reasonably estimable in accordance with SFAS No. 5, "Accounting for Contingencies".

LEHMAN BROTHERS HOLDINGS INC.
Notes to Consolidated Financial Statements

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

Accounting Developments

FSP FAS 109-2.    In December 2004, the FASB issued FSP FAS 109-2 "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004", ("FSP FAS 109-2") which provides guidance on the accounting implications of the American Jobs Creation Act of 2004 (the "Act") related to the one-time tax benefit for the repatriation of foreign earnings. The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned outside the U.S. by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. We have reviewed the Act to determine the implications of repatriating all or a portion of our accumulated non-U.S. retained earnings pool and determined that we would not generate any material tax benefits associated with the Act, as any amounts able to be repatriated under the Act would not be material.

SFAS 123(R).    In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment", ("SFAS 123(R)"), which we will adopt on December 1, 2005. SFAS 123(R) requires public companies to recognize expense in the income statement for the grant-date fair value of awards of equity instruments granted to employees. Expense is to be recognized over the period during which employees are required to provide service.

SFAS 123(R) also clarifies and expands the guidance in SFAS 123 in several areas, including measuring fair value and attributing compensation cost to reporting periods. Under the modified prospective transition method applied in the adoption of SFAS 123(R), compensation cost will be recognized for the unamortized portion of outstanding awards granted prior to the adoption of SFAS 123. Upon adoption of SFAS 123(R) on December 1, 2005, we will recognize an after-tax gain of approximately $47 million as the cumulative effect of a change in accounting principle, primarily attributable to the requirement to estimate forfeitures at the date of grant instead of recognizing them as incurred. We do not expect adoption of SFAS 123(R) otherwise will have a material effect on our consolidated financial statements.

SFAS 123(R) generally requires equity-based awards granted to retirement-eligible employees, and those employees with non-substantive non-compete agreements to be expensed immediately. For stock-based awards granted prior to our adoption of SFAS123(R), compensation cost for retirement eligible employees and employees subject to non-compete agreements, is recognized over the service period specified in the award. We accelerate the recognition of compensation cost if and when a retirement-eligible employee or an employee subject to a non-compete agreement, leaves the Company.

LEHMAN BROTHERS HOLDINGS INC.
Notes to Consolidated Financial Statements

The following table sets forth the pro forma net income that would have been reported for the years ended November 30, 2005, 2004 and 2003 if equity-based awards granted to retirement-eligible employees, and those with non-substantive non-compete agreements had been expensed immediately as required by SFAS 123(R):

Pro Forma Net Income

In millions Year ended November 30	2005	2004	2003

Net income, as reported	$3,260	$2,369	$1,699
Add: stock-based employee compensation expense included in reported net income, net of related tax effect	611	464	362
Deduct: stock-based employee compensation expense, net of related tax effect, determined under SFAS 123 (R)	(867)	(643)	(447)

Pro forma net income	$3,004	$2,190	$1,614

EITF Issue No. 04-5.    In June 2005, the FASB ratified the consensus reached in EITF Issue No. 04-5, "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights", ("EITF 04-5") which requires general partners (or managing members in the case of limited liability companies) to consolidate their partnerships or to provide limited partners with rights to remove the general partner or to terminate the partnership. As the general partner of numerous private equity, merchant banking and asset management partnerships, we adopted EITF 04-5 immediately for partnerships formed or modified after June 29, 2005. For partnerships formed on or before June 29, 2005 that have not been modified, we are required to adopt EITF 04-5 on December 1, 2006 in a manner similar to a cumulative-effect-type adjustment or by retrospective application. We do not expect adoption of EITF 04-5 for partnerships formed on or before June 29, 2005 that have not been modified will have a material effect on our consolidated financial statements.

Note 2 Financial Instruments

Financial Instruments and Other Inventory Positions

Financial instruments and other inventory positions owned and Financial instruments and other inventory positions sold but not yet purchased were comprised of the following:

			Sold But Not Yet Purchased
In millions November 30	Owned
	2005	2004	2005	2004

Mortgages, mortgage-backed and real estate inventory positions	$62,216	$43,831	$63	$246
Corporate equities	33,426	26,772	21,018	23,019
Corporate debt and other	30,182	24,948	8,997	10,988
Government and agencies	30,079	29,829	64,743	46,697
Derivatives and other contractual agreements	18,045	17,459	15,560	15,242
Certificates of deposit and other money market instruments	3,490	1,629	196	89

	$177,438	$144,468	$110,577	$96,281

Mortgages, Mortgage-backed and Real Estate Inventory Positions

Mortgages and mortgage-backed positions include mortgage loans (both residential and commercial), non-agency mortgage-backed securities and real estate investments held for sale. We originate residential and commercial mortgage loans as part of our mortgage trading and securitization activities and are a market leader in mortgage-backed securities trading. We securitized approximately $133 billion and $101 billion of residential mortgage loans in 2005 and 2004, respectively, including both originated loans and those we acquired in the secondary market. We originated approximately $85 billion and $65 billion of residential mortgage loans in 2005 and 2004, respectively. In addition, we originated approximately $27 billion and $13 billion of commercial mortgage loans in 2005 and 2004, respectively, the majority of which has been sold through securitization or syndication activities. See Note 3 to the Consolidated Financial Statements for additional information about our securitization activities. We record mortgage loans at fair

LEHMAN BROTHERS HOLDINGS INC.
Notes to Consolidated Financial Statements

value, with related mark-to-market gains and losses recognized in Principal transactions in the Consolidated Statement of Income.

At November 30, 2005 and 2004, we owned approximately $7.9 billion and $10.7 billion, respectively, of real estate held for sale. Our net investment position after giving effect to non-recourse financing was $4.8 billion and $4.1 billion at November 30, 2005 and 2004, respectively.

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

Derivatives are subject to various risks similar to other financial instruments, including market, credit and operational risks. In addition, we may be exposed to legal risks related to derivative activities, including the possibility a transaction may be unenforceable under applicable law. The risks of derivatives should not be viewed in isolation, but rather should be considered on an aggregate basis along with our other trading-related activities. We manage the risks associated with derivatives on an aggregate basis along with the risks associated with proprietary trading and market-making activities in cash instruments, as part of our firmwide risk management policies.

We record derivative contracts at fair value with realized and unrealized gains and losses recognized in Principal transactions in the Consolidated Statement of Income. Unrealized gains and losses on derivative contracts are recorded on a net basis in the Consolidated Statement of Financial Condition for those transactions with counterparties executed under a legally enforceable master netting agreement and are netted across products when such provisions are stated in the master netting agreement. We offer equity, fixed income, commodity and foreign exchange derivative products to clients. Because of the integrated nature of the market for such products, each product area trades cash instruments as well as derivative products.

The following table presents the fair value of derivatives at November 30, 2005 and 2004. Assets included in the table represent unrealized gains, net of unrealized losses, for situations in which we have a master netting agreement. Similarly, liabilities represent net amounts owed to counterparties. The fair value of assets/liabilities related to derivative contracts at November 30, 2005 and 2004 represents our net receivable/payable for derivative financial instruments before consideration of securities collateral. At November 30, 2005 and 2004, the fair value of derivative assets included $2.6 billion and $3.4 billion, respectively, related to exchange-traded option and warrant contracts.

Fair Value of Derivatives and Other Contractual Agreements

In millions November 30	2005		2004
	Assets	Liabilities	Assets	Liabilities

Interest rate, currency and credit default swaps and options	$8,273	$7,128	$7,927	$6,664
Foreign exchange forward contracts and options	1,970	2,004	2,155	2,494
Other fixed income securities contracts (including TBAs and forwards)	2,241	896	1,633	275
Equity contracts (including equity swaps, warrants and options)	5,561	5,532	5,744	5,809

	$18,045	$15,560	$17,459	$15,242

The primary difference in risks between OTC and exchange-traded contracts is credit risk. OTC contracts contain credit risk for unrealized gains, net of collateral, from various counterparties for the duration of the contract. With respect to OTC contracts, we view our net credit exposure to be $10.5 billion and $11.3 billion at November 30, 2005 and 2004, respectively, representing the fair value of OTC contracts in an unrealized gain position, after consideration of collateral. Counterparties to our OTC derivative products primarily are U.S. and foreign banks, securities firms, corporations, governments and their agencies, finance companies, insurance companies, investment companies and pension funds. Collateral held related to OTC contracts generally includes U.S. government and federal agency securities.

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

Concentrations of Credit Risk

A substantial portion of our securities transactions are collateralized and are executed with, and on behalf of, commercial banks and other institutional investors, including other brokers and dealers. Our exposure to credit risk associated with the non-performance of these clients and counterparties in fulfilling their contractual obligations pursuant to securities transactions can be directly affected by volatile or illiquid trading markets, which may impair the ability of clients and counterparties to satisfy their obligations to us.

Financial instruments and other inventory positions owned include U.S. government and agency securities, and securities issued by non-U.S. governments, which in the aggregate, represented 7% of total assets at November 30, 2005. In addition, collateral held for resale agreements represented approximately 26% of total assets at November 30, 2005, and primarily consisted of securities issued by the U.S. government, federal agencies or non-U.S. governments. Our most significant industry concentration is financial institutions, which includes other brokers and dealers, commercial banks and institutional clients. This concentration arises in the normal course of business.

Note 3 Securitizations and Other Off-Balance-Sheet Arrangements

We are a market leader in mortgage- and asset-backed securitizations and other structured financing arrangements. In connection with our securitization activities, we use SPEs primarily for the securitization of commercial and residential mortgages, home equity loans, municipal and corporate bonds, and lease and trade receivables. The majority of our involvement with SPEs relates to securitization transactions meeting the SFAS 140 definition of a QSPE. Based on the guidance in SFAS 140, we do not consolidate such QSPEs. We derecognize financial assets transferred in securitizations, provided we have relinquished control over such assets. We may retain an interest in the financial assets we securitize ("retained interests"), which may include assets in the form of residual interests in the SPEs established to facilitate the securitization. Retained interests are included in Financial instruments and other inventory positions owned (primarily Mortgages and mortgage-backed) in the Consolidated Statement of Financial Condition. For further information regarding the accounting for securitization transactions, refer to Note 1, Summary of Significant Accounting Policies—Consolidation Accounting Policies.

During 2005 and 2004, we securitized approximately $152 billion and $120 billion of financial assets, including approximately $133 billion and $101 billion of residential mortgages, $13 billion and $8 billion of commercial mortgages and $6 billion and $11 billion of municipal and other asset-backed financial instruments, respectively. At November 30, 2005 and 2004, we had approximately $700 million and $900 million, respectively, of non-investment grade retained interests from our securitization activities (primarily junior security interests in securitizations). We record inventory positions held prior to securitization, including residential and commercial loans, at fair value, as well as any retained interests post-securitization. Mark-to-market gains or losses are recorded in Principal transactions in the Consolidated Statement of Income. Fair value is determined based on listed market prices, if available. When market prices are not available, fair value is determined based on valuation pricing models that take into account relevant factors such as discount, credit and prepayment assumptions, and also considers comparisons to similar market transactions.

The following table presents the fair value of retained interests at November 30, 2005 and 2004, the key economic assumptions used in measuring the fair value of retained interests, and the sensitivity of the fair value of the retained interests to immediate 10% and 20% adverse changes in the valuation assumptions, as well as the cash flows received on such retained interests from securitization trusts for the years ended November 30, 2005 and 2004.

LEHMAN BROTHERS HOLDINGS INC.
Notes to Consolidated Financial Statements

Securitization Activity

	2005			2004
Dollars in millions November 30	Residential Mortgages	Commercial Mortgages	Municipal and Other Asset- Backed	Residential Mortgages	Commercial Mortgages	Municipal and Other Asset- Backed

Non-investment grade
Retained interests (in billions)	$0.5	$—	$0.2	$0.5	$0.1	$0.3
Weighted-average life (years)	5	—	16	5	1	7
Average CPR (1)	28.2	$—	5.2	33.0	0	3.5
Effect of 10% adverse change	$10	$—	$—	$4	$—	$—
Effect of 20% adverse change	$18	$—	$—	$11	$—	$—
Credit loss assumption	0.1%-9.2%	$—%	0.1-4%	0.5-9%	0-1.2%	1-4%
Effect of 10% adverse change	$23	$—	$5	$13	$—	$7
Effect of 20% adverse change	$44	$—	$11	$28	$4	$14
Weighted-average discount rate	15%	$—%	5%	24%	15%	3%
Effect of 10% adverse change	$22	$—	$21	$16	$2	$26
Effect of 20% adverse change	$41	$—	$42	$28	$3	$52

Year ended November 30,	2005			2004
Cash flows received on retained interests	$138	$—	$75	$172	$8	$165

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

Mortgage servicing rights.    Mortgage servicing rights ("MSRs") represent the Company's right to a future stream of cash flows based upon the contractual servicing fee associated with servicing mortgage loans and mortgage-backed securities. Our MSRs generally arise from the securitization of residential mortgage loans that we originate, and to a lesser extent from the purchase of MSRs from other servicers. MSRs are included in "Financial instruments and other inventory positions owned" on the Consolidated Statements of Financial Condition, and are reported at the lower of amortized cost or market value. At November 30, 2005 and 2004 the Company has MSRs of approximately $561 million and $400 million, respectively. MSRs are amortized in proportion to and over the period of estimated net servicing income. MSRs are periodically evaluated for impairment based on the fair value of those rights determined by using market-based models which discount anticipated future net cash flows considering loan prepayment predictions, interest rates, default rates, servicing costs and other economic factors. The excess of amortized cost over market value is reflected as a valuation allowance at the balance sheet dates. The Company's MSRs activities for the years ended November 30, 2005 and 2004 were as follows:

In millions November 30	2005	2004

Balance, beginning of period	$400	$314
Additions	509	467
Sales	(237)	(294)
Amortization	(151)	(104)
Net change in valuation allowance	40	17

Balance, end of period	$561	$400

LEHMAN BROTHERS HOLDINGS INC.
Notes to Consolidated Financial Statements

Non-QSPE activities.    Substantially all of our securitization activities are transacted through QSPEs, including residential and commercial mortgage securitizations. However, we also are actively involved with SPEs that do not meet the QSPE criteria due to their permitted activities not being sufficiently limited or because the assets are not deemed qualifying financial instruments (e.g., real estate). Our involvement with such SPEs includes collateralized debt obligations ("CDOs"), credit-linked notes and other structured financing transactions designed to meet clients' investing or financing needs.

A CDO transaction involves the purchase by an SPE of a diversified portfolio of securities and/or loans that are then managed by an independent asset manager. Interests in the SPE (debt and equity) are sold to third party investors. Our primary role is limited to acting as structuring and placement agent, warehouse provider, underwriter and market maker in the related CDO securities. In a typical CDO, at the direction of a third party asset manager, we temporarily will warehouse securities or loans on our balance sheet pending the sale to the SPE once the permanent financing is completed in the capital markets. At November 30, 2005 and 2004, we owned approximately $42 million and $114 million of equity securities in CDOs, respectively. Because our investments do not represent a majority of any CDO equity class, we are not deemed the primary beneficiary of the CDOs and therefore we do not consolidate such SPEs.

We are a dealer in credit default swaps and, as such, we make a market in buying and selling credit protection on single issuers as well as on portfolios of credit exposures. One of the mechanisms we use to mitigate credit risk is to enter into default swaps with SPEs, in which we purchase default protection. In these transactions, the SPE issues credit-linked notes to investors and uses the proceeds to invest in high quality collateral. We pay a premium to the SPE for assuming credit risk under the default swap. Third-party investors in these SPEs are subject to default risk associated with the referenced obligations under the default swap as well as the credit risk of the assets held by the SPE. Our maximum loss associated with our involvement with such credit-linked note transactions is the fair value of our credit default swaps with such SPEs, which amounted to $156 million and $110 million at November 30, 2005 and 2004, respectively. In addition, our default swaps are secured by the value of the underlying investment-grade collateral held by the SPEs which was $5.7 billion and $4.4 billion at November 30, 2005 and 2004, respectively. Because the results of our expected loss calculations generally demonstrate the investors in the SPE bear a majority of the entity's expected losses (because the investors assume default risk associated with both the reference portfolio and the SPE's assets), we generally are not deemed to be the primary beneficiary of these transactions and therefore do not consolidate such SPEs. However, in certain credit default transactions, generally when we participate in the fixed interest rate risk associated with the underlying collateral through an interest rate swap, we are deemed to be the primary beneficiary of such transaction and therefore have consolidated the SPEs. At November 30, 2005 and 2004 we consolidated approximately $0.6 billion and $0.7 billion of such credit default transactions, respectively. We record the assets associated with such consolidated credit default transactions as a component of long inventory for which principally all of such assets are financed on a non-recourse basis.

We also invest in real estate directly through controlled subsidiaries and through variable interest entities. We consolidate our investments in variable interest real estate entities when we are deemed to be the primary beneficiary. At November 30, 2005 and 2004, we consolidated approximately $4.6 billion and $4.8 billion, respectively, of real estate-related investments in VIEs for which we did not have a controlling financial interest. We record the assets associated with such consolidated real estate-related investments in VIEs as a component of long inventory. After giving effect to non-recourse financing our net investment position in such consolidated VIEs was $2.9 billion and $1.8 billion at November 30, 2005 and 2004, respectively. See Note 2 to the Consolidated Financial Statements for a further discussion of our real estate held for sale.

In addition, we enter into other transactions with SPEs designed to meet clients' investment and/or funding needs. See Note 10 to the Consolidated Financial Statements for additional information about these transactions and SPE-related commitments.

Note 4 Securities Received and Pledged as Collateral

We enter into secured borrowing and lending transactions to finance inventory positions, obtain securities for settlement and meet clients' needs. We receive collateral in connection with resale agreements, securities borrowed transactions, borrow/pledge transactions, client margin loans and derivative transactions. We generally are permitted to sell or repledge these securities held as collateral and use the securities to secure repurchase agreements, enter into securities lending transactions or deliver to counterparties to cover short positions. We carry secured financing agreements on a

LEHMAN BROTHERS HOLDINGS INC.
Notes to Consolidated Financial Statements

net basis when permitted under the provisions of FASB Interpretation No. 41, "Offsetting of Amounts Related to Certain Repurchase and Reverse Repurchase Agreements" ("FIN 41").

At November 30, 2005 and 2004, the fair value of securities received as collateral and Financial instruments and other inventory positions owned that have not been sold, repledged or otherwise encumbered totaled approximately $87 billion and $90 billion, respectively. At November 30, 2005 and 2004, the gross fair value of securities received as collateral that we were permitted to sell or repledge was approximately $528 billion and $524 billion, respectively. Of this collateral, approximately $499 billion and $487 billion at November 30, 2005 and 2004, respectively, has been sold or repledged, generally as collateral under repurchase agreements or to cover Financial instruments and other inventory positions sold but not yet purchased.

We also pledge our own assets, primarily to collateralize certain financing arrangements. These pledged securities, where the counterparty has the right, by contract or custom, to rehypothecate the financial instruments are classified as Financial instruments and other inventory positions owned, pledged as collateral, in the Consolidated Statement of Financial Condition as required by SFAS 140.

The carrying value of Financial instruments and other inventory positions owned that have been pledged or otherwise encumbered to counterparties where those counterparties do not have the right to sell or repledge was approximately $66 billion and $47 billion at November 30, 2005 and 2004, respectively.

Note 5 Business Combinations

In October 2003, we acquired Neuberger Berman Inc. and its subsidiaries ("Neuberger") by means of a merger into a wholly-owned subsidiary of Holdings. The results of Neuberger's operations are included in the Consolidated Financial Statements since that date. Neuberger is an investment advisory company that engages in wealth management services including private asset management, tax and financial planning, and personal and institutional trust services, mutual funds, institutional management and alternative investments, and professional securities services. We purchased Neuberger for a net purchase price of $2.5 billion, including equity consideration of $2.1 billion and cash consideration and incremental costs of $0.7 billion, and excluding cash and short-term investments acquired of $276 million.

During 2003, we also acquired two originators and servicers of residential loans, a diversified private equity fund investment manager, and a fixed income asset management business for an aggregate cost of $172 million, which was paid in cash and notes.

During 2004, we acquired three mortgage origination platforms for an aggregate cost of $184 million. These acquisitions completed early in 2004 were included in substantially all of our 2004 results and were not material to our 2003 results.

The following table sets forth unaudited pro forma combined operating results for the year ended November 30, 2003 as if the 2003 acquisitions discussed above had been completed at the beginning of 2003. These pro forma amounts do not consider any anticipated revenue or expense saving synergies.

Pro Forma Consolidated Statement of Income Information

In millions, except per share data Year ended November 30	2003

Net revenues	$9,383
Net income	1,722
Basic earnings per share	6.24
Diluted earnings per share	5.93

Note 6 Identifiable Intangible Assets and Goodwill

Aggregate amortization expense for the years ended November 30, 2005, 2004 and 2003 was $49 million, $47 million, and $11 million, respectively. Estimated amortization expense for each of the years ending November 30, 2006 through 2008 is approximately $45 million. Estimated amortization expense for both the years ending November 30, 2009 and 2010 is approximately $35 million.

LEHMAN BROTHERS HOLDINGS INC.
Notes to Consolidated Financial Statements

Identifiable Intangible Assets

	2005		2004
In millions November 30	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Amortizable intangible assets:
Customer lists	$496	$93	$490	$47
Other	100	37	96	34

	$596	$130	$586	$81

Intangible assets not subject to amortization:
Mutual fund customer-related intangibles	$395		$395
Trade name	125		125

	$520		$520

The changes in the carrying amount of goodwill for the years ended November 30, 2005 and 2004, are as follows:

Goodwill

In millions	Capital Markets	Investment Management	Total

Balance (net) at November 30, 2003	$154	$2,373	$2,527
Goodwill acquired	34	41	75
Goodwill disposed	(23)	—	(23)
Recognition of acquired tax benefit	(13)	—	(13)
Neuberger final purchase price valuation adjustment	—	(307)	(307)

Balance (net) at November 30, 2004	152	2,107	2,259
Goodwill acquired	8	5	13
Purchase price valuation adjustment	—	(2)	(2)

Balance (net) at November 30, 2005	$160	$2,110	$2,270

During 2004, we finalized the purchase price valuation and allocation of our October 31, 2003 acquisition of Neuberger, based on an independent third-party study. As a result, we reduced the valuation of the purchase price by approximately $307 million related to certain securities we issued that were restricted from resale for periods extending through 2011. The initial allocation of the purchase price to identifiable tangible and intangible assets acquired and liabilities assumed did not change.

Note 7 Short-Term Borrowings

We obtain short-term financing on both a secured and unsecured basis. Secured financing is obtained through the use of repurchase agreements and securities loaned agreements, which are primarily collateralized by government, government agency and equity securities. The unsecured financing is generally obtained through short-term debt and the issuance of commercial paper.

Short-term borrowings consist of the following:

Short-Term Borrowings

In millions November 30	2005	2004

Commercial paper	$1,776	$1,670
Other short-term debt	1,165	1,187

	$2,941	$2,857

LEHMAN BROTHERS HOLDINGS INC.
Notes to Consolidated Financial Statements

At November 30, 2005 and 2004, the weighted-average interest rates for Short-term borrowings, including commercial paper, were 3.93% and 2.0%, respectively.

Note 8 Long-Term Borrowings

Long-term borrowings consist of the following:

Long-Term Borrowings

In millions November 30	2005	2004

Senior notes	$58,599	$53,561
Subordinated notes	1,684	1,925
Junior subordinated notes	2,026	1,000

	$62,309	$56,486

Maturity Profile

The maturity dates of long-term borrowings are as follows:

	U.S. Dollar		Non-U.S. Dollar
In millions November 30					Total
	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate
					2005	2004

Maturing in fiscal 2005	$—	$—	$—	$—	$—	$7,121
Maturing in fiscal 2006	3,423	2,968	842	1,177	8,410	12,619
Maturing in fiscal 2007	2,051	6,617	2,539	2,296	13,503	7,070
Maturing in fiscal 2008	3,939	1,875	110	2,361	8,285	6,550
Maturing in fiscal 2009	1,572	1,231	407	2,444	5,654	5,839
Maturing in fiscal 2010	3,653	776	1,071	707	6,207	2,850
December 1, 2010 and thereafter	6,822	2,974	3,753	6,701	20,250	14,437

	$21,460	$16,441	$8,722	$15,686	$62,309	$56,486

The weighted-average contractual interest rates on U.S. dollar and non-U.S. dollar borrowings were 5.11% and 2.96%, respectively, at November 30, 2005 and 4.77% and 2.82%, respectively, at November 30, 2004.

At November 30, 2005, $503 million of outstanding long-term borrowings are repayable at par value prior to maturity at the option of the holder. These obligations are reflected in the above table as maturing at their put dates, which range from fiscal 2006 to fiscal 2007, rather than at their contractual maturities, which range from fiscal 2006 to fiscal 2021. In addition, $7.3 billion of long-term borrowings is redeemable prior to maturity at our option under various terms and conditions. These obligations are reflected in the above table at their contractual maturity dates. Extendible debt structures totaling approximately $3.6 billion are shown in the above table at their earliest maturity dates. Such debt is automatically extended unless debt holders instruct us to redeem their debt at least one year prior to the earliest maturity date.

At November 30, 2005, our U.S. dollar and non-U.S. dollar debt portfolios included approximately $8.1 billion and $9.8 billion, respectively, of structured notes for which the interest rates and/or redemption values are linked to the performance of an underlying measure (including industry baskets of stocks, commodities or credit events). Generally, such notes are issued as floating rate notes or the interest rates on such index notes are effectively converted to floating rates based primarily on LIBOR through the use of derivatives.

End-User Derivative Activities

We use a variety of derivative products including interest rate, currency and equity swaps as an end-user to modify the interest rate characteristics of our long-term borrowing portfolio. We use interest rate swaps to convert a substantial portion of our fixed-rate debt to floating interest rates to more closely match the terms of assets being funded and to minimize interest rate risk. In addition, we use cross-currency swaps to hedge our exposure to foreign currency risk arising from our non-U.S.-dollar debt obligations, after consideration of non-U.S.-dollar assets that are funded with

LEHMAN BROTHERS HOLDINGS INC.
Notes to Consolidated Financial Statements

long-term debt obligations in the same currency. In certain instances, we may use two or more derivative contracts to manage the interest rate nature and/or currency exposure of an individual long-term borrowings issuance.

End-user derivative activities resulted in the following mix of fixed and floating rate debt and effective weighted-average interest rates:

Effective Weighted-Average Interest Rates of Long-Term Borrowings

Dollars in millions	Long-Term Borrowings After End-User Activities	Effective Rate After End-User Activities

November 30, 2005
U.S. dollar obligations:
Fixed rate	$568
Floating rate	43,144

Total U.S. dollar obligations	43,712	4.60%

Non-U.S. dollar obligations	18,597	2.62%

	$62,309	4.00%

November 30, 2004
U.S. dollar obligations:
Fixed rate	$712
Floating rate	41,095

Total U.S. dollar obligations	41,807	2.68%

Non-U.S. dollar obligations	14,679	2.31%

	$56,486	2.59%

Junior Subordinated Notes

Junior subordinated notes are notes issued to trusts or limited partnerships (collectively, the "Trusts") which qualify as equity capital by leading rating agencies (subject to limitation). The Trusts were formed for the purposes of (a) issuing securities representing ownership interests in the assets of the Trusts; (b) investing the proceeds of the Trusts in junior subordinated notes of Holdings; and (c) engaging in activities necessary and incidental thereto. The securities issued by the Trusts are comprised of the following:

In millions November 30	2005	2004

Trust Preferred Securities:
Lehman Brothers Holdings Capital Trust III	$300	$300
Lehman Brothers Holdings Capital Trust IV	300	300
Lehman Brothers Holdings Capital Trust V	400	400
Lehman Brothers Holdings Capital Trust VI	225	—
Euro Perpetual Preferred Securities:
Lehman Brothers UK Capital Funding LP	207	—
Lehman Brothers UK Capital Funding II LP	294	—
Enhanced Capital Advantaged Preferred Securities (ECAPS):
Lehman Brothers Holdings E-Capital Trust I	300	—

	$2,026	$1,000

LEHMAN BROTHERS HOLDINGS INC.
Notes to Consolidated Financial Statements

The following table summarizes the key terms of Trusts with outstanding securities at November 30, 2005:

Trusts Issued Securities

November 30	Issuance Date	Mandatory Redemption Date	Redeemable by Issuer on or after

Holdings Capital Trust III	March 2003	March 15, 2052	March 15, 2008
Holdings Capital Trust IV	October 2003	October 31, 2052	October 31, 2008
Holdings Capital Trust V	April 2004	April 22, 2053	April 22, 2009
Holdings Capital Trust VI	January 2005	January 18, 2054	January 18, 2010
UK Capital Funding LP	March 2005	Perpetual	March 30, 2010
UK Capital Funding II LP	September 2005	Perpetual	September 21, 2009
Holdings E-Capital Trust I	August 2005	August 19, 2065	August 19, 2010

Credit Facilities

We maintain an unsecured revolving credit agreement with a syndicate of banks under which the banks have committed to provide up to $1.5 billion through April 2007. We also maintain a $1.0 billion multi-currency unsecured, committed revolving credit facility with a syndicate of banks for Lehman Brothers Bankhaus AG ("LBBAG"), with a term of three and a half years expiring in April 2008. There were no borrowings outstanding under either facility at November 30, 2005, although drawings have been made under both and repaid from time to time during the year. Our ability to borrow under such facilities is conditioned on meeting customary lending covenants. We have maintained compliance with the material covenants under these credit agreements at all times.

Note 9 Fair Value of Financial Instruments

We record financial instruments classified within long and short inventory (Financial instruments and other inventory positions owned, and Financial instruments and other inventory positions sold but not yet purchased) at fair value. Securities received as collateral and Obligation to return securities received as collateral are also carried at fair value. In addition, all off-balance-sheet financial instruments are carried at fair value including derivatives, guarantees and lending -related commitments.

Assets which are carried at contractual amounts that approximate fair value include: Cash and cash equivalents, Cash and securities segregated and on deposit for regulatory and other purposes, Receivables, and Other assets. Liabilities which are carried at contractual amounts that approximate fair value include: Short-term borrowings, Payables, and Accrued liabilities and other payables. The market values of such items are not materially sensitive to shifts in market interest rates because of the limited term to maturity of these instruments and their variable interest rates.

Long-term borrowings are carried at historical amounts, unless designated as the hedged item in a fair value hedge. We carry such hedged debt on a modified mark-to-market basis, which amount could differ from fair value as a result of changes in our credit worthiness. At November 30, 2005 and November 30, 2004, the carrying value of our long-term borrowings was approximately $339 million and $441 million less than fair value, respectively. The fair value of long-term borrowings was estimated using either quoted market prices or discounted cash flow analyses based on our current borrowing rates for similar types of borrowing arrangements.

We carry secured financing activities including Securities purchased under agreements to resell, Securities borrowed, Securities sold under agreements to repurchase, Securities loaned and Other secured borrowings, at their original contract amounts plus accrued interest. Because the majority of such financing activities are short-term in nature, carrying values approximate fair value. At November 30, 2005 and 2004 we had approximately $337 billion and $302 billion, respectively, of such secured financing activities. However, certain of the Company's secured financing activities are long-term in nature. At November 30, 2005 and 2004 we used derivative financial instruments with an aggregate notional amount of $6.0 billion and $7.3 billion, respectively, to modify the interest rate characteristics of certain of our secured financing activities. The total notional amount of these agreements had a weighted-average maturity of 2.9 years and 3.0 years at November 30, 2005 and 2004, respectively. At November 30, 2005 and 2004, the carrying values of these secured financing activities, which are designated as the hedged instrument in fair value hedges, approximated their fair values. Additionally, we had approximately $273 million and $398 million of long-term fixed rate repurchase agreements at November 30, 2005 and 2004, respectively, for which we had unrecognized losses of $11 million and $31 million, respectively.

LEHMAN BROTHERS HOLDINGS INC.
Notes to Consolidated Financial Statements

Note 10 Commitments, Contingencies and Guarantees

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

Lending-Related Commitments

The following table summarizes lending-related commitments at November 30, 2005 and 2004:

	Amount of Commitment Expiration per Period					Total Contractual Amount
In millions	2006	2007	2008– 2009	2010– 2011	2012 and Later	November 30, 2005	November 30, 2004

High grade(1)	$2,405	$1,624	$3,270	$6,169	$571	$14,039	$10,677
High yield(2)	1,289	1,159	645	1,448	631	5,172	4,438
Mortgage commitments	9,024	176	209	8	—	9,417	12,835
Investment-grade contingent acquisition facilities	3,915	—	—	—	—	3,915	1,475
Non-investment-grade contingent acquisition facilities	4,738	—	—	—	—	4,738	4,244
Secured lending transactions, including forward starting resale and repurchase agreements	62,470	1,124	320	873	995	65,782	105,879

(1)
We view our net credit exposure for high grade commitments, after consideration of hedges, to be $5.4 billion and $4.1 billion at November 30, 2005 and 2004, respectively.

(2)
We view our net credit exposure for high yield commitments, after consideration of hedges, to be $4.4 billion and $3.5 billion at November 30, 2005 and 2004, respectively.

High grade and high yield.    Through our high grade and high yield sales, trading and underwriting activities, we make commitments to extend credit in loan syndication transactions. We use various hedging and funding strategies to actively manage our market, credit and liquidity exposures on these commitments. We do not believe total commitments necessarily are indicative of actual risk or funding requirements because the commitments may not be drawn or fully used and such amounts are reported before consideration of hedges. These commitments and any related drawdowns of these facilities typically have fixed maturity dates and are contingent on certain representations, warranties and contractual conditions applicable to the borrower. We define high yield (non-investment grade) exposures as securities of or loans to companies rated BB+ or lower or equivalent ratings by recognized credit rating agencies, as well as non-rated securities or loans that, in management's opinion, are non-investment grade. We had commitments to investment grade borrowers of $14.0 billion (net credit exposure of $5.4 billion, after consideration of hedges) and $10.7 billion (net credit exposure of $4.1 billion, after consideration of hedges) at November 30, 2005 and 2004, respectively. We had commitments to non-investment grade borrowers of $5.2 billion (net credit exposure of $4.4 billion after consideration of hedges) and $4.4 billion (net credit exposure of $3.5 billion after consideration of hedges) at November 30, 2005 and 2004, respectively.

Mortgage commitments.    Through our mortgage origination platforms we make commitments to extend mortgage loans. We use various hedging and funding strategies to actively manage our market, credit and liquidity exposures on these commitments. We do not believe total commitments necessarily are indicative of actual risk or funding requirements because the commitments may not be drawn or fully used and such amounts are reported before consideration of hedges. At November 30, 2005 and 2004, we had outstanding mortgage commitments of approximately $9.4 billion and $12.8 billion, respectively, including $7.7 billion and $10.9 billion of residential mortgages and $1.7 billion and $1.9 billion of commercial mortgages. These commitments require us to originate mortgage loans at the option of a borrower generally within 90 days at fixed interest rates. We sell residential mortgage loans, once originated, primarily through securitization. See Note 3 to the Consolidated Financial Statements for additional information about our securitization activities.

Contingent acquisition facilities.    From time to time we provide contingent commitments to investment and non-investment grade counterparties related to acquisition financing. Our expectation is, and our past practice has been, to

LEHMAN BROTHERS HOLDINGS INC.
Notes to Consolidated Financial Statements

distribute our obligations under these commitments to third parties through loan syndications, if closed, consistent with our credit facilitation framework. We do not believe these commitments are necessarily indicative of our actual risk because the borrower may not complete a contemplated acquisition or, if the borrower completes the acquisition, it often will raise funds in the capital markets instead of drawing on our commitment. Additionally, in most cases, the borrower's ability to draw is subject to there being no material adverse change in the borrower's financial conditions, among other factors. These commitments also generally contain certain flexible pricing features to adjust for changing market conditions prior to closing. We provided contingent commitments to investment-grade counterparties related to acquisition financing of approximately $3.9 billion and $1.5 billion at November 30, 2005 and 2004. In addition, we provided contingent commitments to non-investment-grade counterparties related to acquisition financing of approximately $4.7 billion and $4.2 billion at November 30, 2005 and 2004, respectively.

Secured lending transactions.    In connection with our financing activities, we had outstanding commitments under certain collateralized lending arrangements of approximately $5.7 billion and $5.3 billion at November 30, 2005 and 2004, respectively. These commitments require borrowers to provide acceptable collateral, as defined in the agreements, when amounts are drawn under the lending facilities. Advances made under these lending arrangements typically are at variable interest rates and generally provide for over-collateralization. In addition, at November 30, 2005, we had commitments to enter into forward starting secured resale and repurchase agreements, primarily secured by government and government agency collateral, of $38.6 billion and $21.5 billion, respectively, compared with $55.0 billion and $45.6 billion, respectively, at November 30, 2004.

Other Commitments and Guarantees

The following table summarizes other commitments and guarantees at November 30, 2005 and November 30, 2004:

	Amount of Commitment Expiration per Period					Notional/ Maximum Amount
In millions	2006	2007	2008– 2009	2010– 2011	2012 and Later	November 30, 2005	November 30, 2004

Derivative contracts(1)	$120,805	$68,171	$97,075	$89,813	$163,597	$539,461	$470,641
Municipal-securities-related commitments	680	16	34	744	2,631	4,105	7,179
Other commitments with special purpose entities	3,257	248	606	485	1,725	6,321	5,261
Standby letters of credit	2,608	—	—	—	—	2,608	1,703
Private equity and other principal investment commitments	328	243	316	40	—	927	695

(1)
We believe the fair value of these derivative contracts is a more relevant measure of the obligations because we believe the notional amount overstates the expected payout. At November 30, 2005 and 2004, the fair value of these derivative contracts approximated $9.4 billion and $9.0 billion, respectively.

Derivative contracts.    In accordance with FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), we disclose certain derivative contracts meeting the FIN 45 definition of a guarantee. Under FIN 45, derivative contracts are considered to be guarantees if such contracts require us to make payments to counterparties based on changes in an underlying instrument or index (e.g., security prices, interest rates, and currency rates) and include written credit default swaps, written put options, written foreign exchange and interest rate options. Derivative contracts are not considered guarantees if such contracts are cash settled and we have no basis to determine whether it is probable the derivative counterparty held the related underlying instrument at the inception of the contract. We have determined these conditions have been met for certain large financial institutions. Accordingly, when these conditions are met, we do not include such derivatives in our guarantee disclosures. At November 30, 2005 and 2004, the maximum payout value of derivative contracts deemed to meet the FIN 45 definition of a guarantee was approximately $539 billion and $471 billion, respectively. For purposes of determining maximum payout, notional values are used; however, we believe the fair value of these contracts is a more relevant measure of these obligations because we believe the notional amounts greatly overstate our expected payout. At November 30, 2005 and 2004, the fair value of such derivative contracts approximated $9.4 billion and $9.0 billion, respectively. In addition, all amounts included above are before consideration of hedging transactions. We substantially mitigate our risk on these contracts through hedges, using other derivative contracts and/or cash instruments. We manage risk associated with derivative guarantees consistent with our global risk management policies. We record derivative contracts, including those considered to be guarantees, at fair value with related gains and losses recognized in Principal transactions in the Consolidated Statement of Income.

LEHMAN BROTHERS HOLDINGS INC.
Notes to Consolidated Financial Statements

Municipal-securities-related commitments.    At November 30, 2005 and 2004, we had municipal-securities- related commitments of approximately $4.1 billion and $7.2 billion, respectively. Such commitments are principally comprised of liquidity commitments related to trust certificates issued to investors backed by investment grade municipal securities. We believe our liquidity commitments to these trusts involve a low level of risk because our obligations are supported by investment grade securities and generally cease if the underlying assets are downgraded below investment grade or default. In certain instances, we also provide credit default protection to investors in such QSPEs, which approximated $0.5 billion and $0.4 billion at November 30, 2005 and 2004, respectively.

Other commitments with SPEs.    In addition to the municipal-securities-related commitments, we make certain liquidity commitments and guarantees associated with VIEs. We provided liquidity of approximately $1.9 billion and $1.0 billion at November 30, 2005 and 2004, respectively, which represented our maximum exposure to loss, to commercial paper conduits in support of certain clients' secured financing transactions. However, we believe our actual risk to be limited because such liquidity commitments are supported by overcollateralization with investment grade collateral.

In addition, we provide limited downside protection guarantees to investors in certain VIEs. In such instances, we provide investors a guaranteed return of their initial principal investment. Our maximum exposure to loss under such commitments was approximately $3.2 billion and $2.9 billion at November 30, 2005 and 2004, respectively. We believe our actual risk to be limited because our obligations are collateralized by the VIEs' assets and contain significant constraints under which such downside protection will be available (e.g., the VIE is required to liquidate assets in the event certain loss levels are triggered).

We also provided guarantees totaling $1.2 billion and $1.4 billion at November 30, 2005 and November 30, 2004, respectively, of the collateral in a multi-seller conduit backed by short-term commercial paper assets. This commitment is intended to provide us with access to contingent liquidity of $1.2 billion and $1.4 billion as of November 30, 2005 and 2004, respectively, in the event we have greater than anticipated draws under our lending commitments.

Standby letters of credit.    At November 30, 2005 and 2004, we were contingently liable for $2.6 billion and $1.7 billion, respectively, of letters of credit primarily used to provide collateral for securities and commodities borrowed and to satisfy margin deposits at option and commodity exchanges.

Private equity and other principal investments.    At November 30, 2005 and 2004, we had private equity and other principal investment commitments of approximately $0.9 billion and $0.7 billion, respectively.

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

Financial instruments and other inventory positions sold but not yet purchased represent our obligations to purchase the securities at prevailing market prices. Therefore, the future satisfaction of such obligations may be for an amount greater or less than the amount recorded. The ultimate gain or loss is dependent on the price at which the underlying financial instrument is purchased to settle our obligation under the sale commitment.

In the normal course of business, we are exposed to credit and market risk as a result of executing, financing and settling various client security and commodity transactions. These risks arise from the potential that clients or counterparties may fail to satisfy their obligations and the collateral obtained is insufficient. In such instances, we may be required to purchase or sell financial instruments at unfavorable market prices. We seek to control these risks by obtaining margin balances and other collateral in accordance with regulatory and internal guidelines.

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

LEHMAN BROTHERS HOLDINGS INC.
Notes to Consolidated Financial Statements

Litigation

In the normal course of business we have been named as a defendant in a number of lawsuits and other legal and regulatory proceedings. Such proceedings include actions brought against us and others with respect to transactions in which we acted as an underwriter or financial advisor, actions arising out of our activities as a broker or dealer in securities and commodities and actions brought on behalf of various classes of claimants against many securities firms, including us. We provide for potential losses that may arise out of legal and regulatory proceedings to the extent such losses are probable and can be estimated. Although there can be no assurance as to the ultimate outcome, we generally have denied, or believe we have a meritorious defense and will deny, liability in all significant cases pending against us, and we intend to defend vigorously each such case. Based on information currently available, we believe the amount, or range, of reasonably possible losses in excess of established reserves, not to be material to the Company's consolidated financial condition or cash flows. However, losses may be material to our operating results for any particular future period, depending on the level of income for such period.

During 2004, we entered into a settlement with our insurance carriers relating to several large proceedings noticed to the carriers and initially occurring prior to January 2003. Under the terms of the insurance settlement, the insurance carriers agreed to pay us $280 million. During 2004, we also entered into a Memorandum of Understanding to settle the In re Enron Corporation Securities Litigation class action lawsuit for $223 million. The settlement with our insurance carriers and the settlement under the Memorandum of Understanding did not result in a net gain or loss in our Consolidated Statement of Income as the $280 million settlement with our insurance carriers represented an aggregate settlement associated with several matters, including Enron, Worldcom and other matters. See Part 1, Item 3—Legal Proceedings in this Form 10K for additional information about the Enron securities class action and related matters.

Lease Commitments

We lease office space and equipment throughout the world. Total rent expense for 2005, 2004 and 2003 was $167 million, $135 million and $136 million, respectively. Certain leases on office space contain escalation clauses providing for additional payments based on maintenance, utility and tax increases.

Minimum future rental commitments under non-cancelable operating leases (net of subleases of $282 million) and future commitments under capital leases are as follows:

Minimum Future Rental Commitments Under Operating and Capital Lease Agreements

In millions	Operating Leases	Capital Lease

Fiscal 2006	$173	$61
Fiscal 2007	165	61
Fiscal 2008	157	66
Fiscal 2009	151	88
Fiscal 2010	143	90
December 1, 2010 and thereafter	926	2,407

Total minimum lease payments	$1,715	2,773

Less: Amount representing interest		(1,608)

Present value of future minimum capital lease payments		$1,165

Note 11 Stockholders' Equity

Preferred Stock

Holdings is authorized to issue a total of 38,000,000 shares of preferred stock. At November 30, 2005, Holdings had 798,000 shares issued and outstanding under various series as described below. All preferred stock has a dividend preference over Holdings' common stock in the paying of dividends and a preference in the liquidation of assets.

Series C.    On May 11, 1998, Holdings issued 5,000,000 Depositary Shares, each representing 1/10th of a share of 5.94% Cumulative Preferred Stock, Series C ("Series C Preferred Stock"), $1.00 par value. The shares of Series C Preferred Stock have a redemption price of $500 per share, together with accrued and unpaid dividends. Holdings may redeem

LEHMAN BROTHERS HOLDINGS INC.
Notes to Consolidated Financial Statements

any or all of the outstanding shares of Series C Preferred Stock beginning on May 31, 2008. The $250 million redemption value of the shares outstanding at November 30, 2005 is classified in the Consolidated Statement of Financial Condition as a component of Preferred stock.

Series D.    On July 21, 1998, Holdings issued 4,000,000 Depositary Shares, each representing 1/100th of a share of 5.67% Cumulative Preferred Stock, Series D ("Series D Preferred Stock"), $1.00 par value. The shares of Series D Preferred Stock have a redemption price of $5,000 per share, together with accrued and unpaid dividends. Holdings may redeem any or all of the outstanding shares of Series D Preferred Stock beginning on August 31, 2008. The $200 million redemption value of the shares outstanding at November 30, 2005 is classified in the Consolidated Statement of Financial Condition as a component of Preferred stock.

Series E.    On March 28, 2000, Holdings issued 5,000,000 Depositary Shares, each representing 1/100th of a share of Fixed/Adjustable Rate Cumulative Preferred Stock, Series E ("Series E Preferred Stock"), $1.00 par value. The initial cumulative dividend rate on the Series E Preferred Stock was 7.115% per annum through May 31, 2005. On May 31, 2005, Holdings redeemed all of our issued and outstanding shares, together with accumulated and unpaid dividends.

Series F.    On August 20, 2003, Holdings issued 13,800,000 Depositary Shares, each representing 1/100th of a share of 6.50% Cumulative Preferred Stock, Series F ("Series F Preferred Stock"), $1.00 par value. The shares of Series F Preferred Stock have a redemption price of $2,500 per share, together with accrued and unpaid dividends. Holdings may redeem any or all of the outstanding shares of Series F Preferred Stock beginning on August 31, 2008. The $345 million redemption value of the shares outstanding at November 30, 2005 is classified in the Consolidated Statement of Financial Condition as a component of Preferred stock.

Series G.    On January 30, 2004 and August 16, 2004 Holdings issued 5,200,000 and 6,800,000, respectively, Depositary Shares, each representing 1/100th of a share of Holdings' Floating Rate Cumulative Preferred Stock, Series G ("Series G Preferred Stock"), $1.00 par value, for a total of $130 million and $170 million, respectively. Dividends on the Series G Preferred Stock are payable at a floating rate per annum of one-month LIBOR plus 0.75%, with a floor of 3.0% per annum. The Series G Preferred Stock has a redemption price of $2,500 per share, together with accrued and unpaid dividends. Holdings may redeem any or all of the outstanding shares of Series G Preferred Stock beginning on February 15, 2009. The $300 million redemption value of the shares outstanding at November 30, 2005 is classified in the Consolidated Statement of Financial Condition as a component of Preferred stock.

The Series C, D, F and G Preferred Stock have no voting rights except as provided below or as otherwise from time to time required by law. If dividends payable on any of the Series C, D, F or G Preferred Stock or on any other equally-ranked series of preferred stock have not been paid for six or more quarters, whether or not consecutive, the authorized number of directors of the Company will automatically be increased by two. The holders of the Series C, D, F or G Preferred Stock will have the right, with holders of any other equally-ranked series of preferred stock that have similar voting rights and on which dividends likewise have not been paid, voting together as a class, to elect two directors to fill such newly created directorships until the dividends in arrears are paid.

Common Stock

Dividends declared per common share were $0.80, $0.64 and $0.48 in 2005, 2004 and 2003, respectively. During the years ended November 30, 2005, 2004 and 2003, we repurchased or acquired shares of our common stock at an aggregate cost of approximately $4.2 billion, $2.3 billion and $1.5 billion, respectively, or $103.17, $78.20, and $65.22 per share, respectively. These shares were acquired in the open market and from employees who tendered mature shares to pay for the exercise cost of stock options or for statutory tax withholding obligations on RSU issuances or option exercises.

LEHMAN BROTHERS HOLDINGS INC.
Notes to Consolidated Financial Statements

Changes in the number of shares of common stock outstanding are as follows:

Common Stock

November 30	2005	2004	2003

Shares outstanding, beginning of period	274,159,411	266,679,056	231,131,043
Exercise of stock options and other share issuances	26,571,357	18,474,422	11,538,125
Shares issued to the RSU Trust	11,000,000	18,000,000	14,000,000
Shares issued in connection with the Neuberger acquisition	—	—	33,130,804
Treasury stock acquisitions	(40,293,665)	(28,994,067)	(23,120,916)

Shares outstanding, end of period	271,437,103	274,159,411	266,679,056

In 1997, we established an irrevocable grantor trust (the "RSU Trust") to provide common stock voting rights to employees who hold outstanding restricted stock units ("RSUs") and to encourage employees to think and act like owners. In 2005, 2004 and 2003, we transferred 11.0 million, 18.0 million and 14.0 million treasury shares, respectively, into the RSU Trust. At November 30, 2005, approximately 34.6 million shares were held in the RSU Trust with a total value of approximately $1.5 billion. These shares are valued at weighted-average grant prices. Shares transferred to the RSU Trust do not affect the total number of shares used in the calculation of basic and diluted earnings per share because we include amortized RSUs in the calculations. Accordingly, the RSU Trust has no effect on total equity, net income or earnings per share.

Note 12 Regulatory Requirements

We operate globally through a network of subsidiaries, with several subject to regulatory requirements. In the United States, LBI and Neuberger Berman, LLC ("NBLLC"), as registered broker-dealers, are subject to the Securities and Exchange Commission ("SEC") Rule 15c3-1, the Net Capital Rule, which requires these companies to maintain net capital of not less than the greater of 2% of aggregate debit items arising from client transactions, as defined, or 4% of funds required to be segregated for customers' regulated commodity accounts, as defined. At November 30, 2005, LBI and NBLLC had regulatory net capital, as defined, of $2.1 billion and $243 million, respectively, which exceeded the minimum requirement by $1.8 billion and $229 million, respectively.

Lehman Brothers International (Europe) ("LBIE"), a United Kingdom registered broker-dealer and subsidiary of Holdings, is subject to the capital requirements of the Financial Services Authority ("FSA") of the United Kingdom. Financial resources, as defined, must exceed the total financial resources requirement of the FSA. At November 30, 2005, LBIE's financial resources of approximately $5.9 billion exceeded the minimum requirement by approximately $1.8 billion. Lehman Brothers Japan Inc.'s Tokyo branch, a regulated broker-dealer, is subject to the capital requirements of the Financial Services Agency and, at November 30, 2005, had net capital of approximately $674 million, which was approximately $338 million in excess of the specified levels required. Certain other non-U.S. subsidiaries are subject to various securities, commodities and banking regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. At November 30, 2005 these other subsidiaries were in compliance with their applicable local capital adequacy requirements.

Lehman Brothers Bank, FSB (the "Bank"), our thrift subsidiary, is regulated by the Office of Thrift Supervision ("OTS"). Lehman Brothers Commercial Bank (the "Industrial Bank"), our Utah industrial bank subsidiary established during 2005, is regulated by the Utah Department of Financial Institutions and the Federal Deposit Insurance Corporation. The Bank and the Industrial Bank exceed all regulatory capital requirements and are considered to be well capitalized. In addition, our "AAA" rated derivatives subsidiaries, Lehman Brothers Financial Products Inc. ("LBFP") and Lehman Brothers Derivative Products Inc. ("LBDP"), have established certain capital and operating restrictions that are reviewed by various rating agencies. At November 30, 2005, LBFP and LBDP each had capital that exceeded the requirements of the rating agencies.

The regulatory rules referred to above, and certain covenants contained in various debt agreements, may restrict Holdings' ability to withdraw capital from its regulated subsidiaries, which in turn could limit its ability to pay dividends to shareholders. At November 30, 2005, approximately $7.6 billion of net assets of subsidiaries were restricted as to the payment of dividends to Holdings. In the normal course of business, Holdings provides guarantees of certain activities of its subsidiaries, including our fixed income derivative business conducted through Lehman Brothers Special Financing Inc.

LEHMAN BROTHERS HOLDINGS INC.
Notes to Consolidated Financial Statements

As of December 1, 2005, Holdings became regulated by the SEC as a consolidated supervised entity ("CSE"). As such, Holdings is subject to group-wide supervision and examination by the SEC and, accordingly, we are subject to minimum capital requirements on a consolidated basis. LBI is also authorized to calculate its net capital under provisions as specified by the SEC applicable rules.

Note 13 Earnings per Share

Earnings per share was calculated as follows:

Earnings per Share

In millions, except per share data Year ended November 30	2005	2004	2003

Numerator:
Net income	$3,260	$2,369	$1,699
Preferred stock dividends	69	72	50

Numerator for basic earnings per share—net income applicable to common stock	$3,191	$2,297	$1,649

Denominator:
Denominator for basic earnings per share—weighted-average common shares	278.2	274.7	245.7
Effect of dilutive securities:
Employee stock options	12.7	13.8	12.2
Restricted stock units	2.7	2.2	2.0

Dilutive potential common shares	15.4	16.0	14.2

Denominator for diluted earnings per share—weighted-average common and dilutive potential common shares(1)	293.6	290.7	259.9

Basic earnings per share	$11.47	$8.36	$6.71
Diluted earnings per share	$10.87	$7.90	$6.35

(1) Anti-dilutive options and restricted stock units excluded from the calculations of diluted earnings per share	4.3	2.0	8.0
Note 14 Employee Incentive Plans

In 2004 the Company adopted the fair value recognition provisions of SFAS 123 using the prospective adoption method. The Company's adoption of SFAS 123 on a prospective basis in 2004 resulted in a change in measurement for employee stock awards. See Note 1 for a further discussion.

Employee Stock Purchase Plan

On June 30, 2004, the Employee Stock Purchase Plan (the "ESPP") expired following the completion of its 10-year term as approved by shareholders. The ESPP allowed employees to purchase Common Stock at a 15% discount from market value, with a maximum of $25,000 in annual aggregate purchases by any one individual. At November 30, 2004 6.3 million shares of Common Stock had cumulatively been purchased by eligible employees through the ESPP.

1994 Management Ownership Plan

On May 31, 2004 the Lehman Brothers Holdings Inc. Management Ownership Plan (the "1994 Plan") expired following the completion of its 10-year term. The 1994 Plan provided for the issuance of RSUs, performance stock units ("PSUs"), stock options and other equity awards for a period of up to ten years to eligible employees. At November 30, 2005, RSU, PSU and stock option awards with respect to 33.1 million shares of Common Stock have been made under the 1994 Plan, of which 3.1 million are outstanding and 30.0 million have been converted to freely transferable Common Stock.

LEHMAN BROTHERS HOLDINGS INC.
Notes to Consolidated Financial Statements

1996 Management Ownership Plan

The 1996 Management Ownership Plan (the "1996 Plan"), under which awards similar to those of the 1994 Plan may be granted, provides for up to 42.0 million shares of Common Stock to be subject to awards. At November 30, 2005, RSU, PSU and stock option awards with respect to 39.5 million shares of Common Stock have been made under the 1996 Plan of which 9.5 million are outstanding and 30.0 million have been converted to freely transferable Common Stock.

Employee Incentive Plan

The Employee Incentive Plan ("EIP") has provisions similar to the 1994 Plan and the 1996 Plan, and authorization from the Board of Directors to issue up to 246.0 million shares of Common Stock that may be subject to awards. At November 30, 2005 awards with respect to 231.9 million shares of Common Stock have been made under the EIP of which 93.0 million are outstanding and 138.9 million have been converted to freely transferable Common Stock.

Stock Incentive Plan

The Stock Incentive Plan ("SIP") has provisions similar to the 1994 Plan, the 1996 Plan and the EIP, and authorization from the Board of Directors to issue up to 10.0 million shares of Common Stock that may be subject to awards. At November 30, 2005 awards with respect to 2.3 million shares of Common Stock have been made under the SIP of which 2.3 million are outstanding.

1999 Long Term Incentive Plan

The 1999 Neuberger Berman Inc. Long-Term Incentive Plan (the "LTIP") provided for the grant of restricted stock, restricted units, incentive stock, incentive units, deferred shares, supplemental units and stock options. The total number of shares of Common Stock that may be issued under the LTIP may not exceed 7.7 million. At November 30, 2005, awards with respect to approximately 6.7 million shares of Common Stock have been made under the LTIP, of which approximately 3.7 million restricted shares, RSUs and stock options are outstanding and 3.0 million have been converted to freely transferable Common Stock.

1999 Directors Stock Incentive Plan

The 1999 Neuberger Berman Inc. Directors Stock Incentive Plan (the "DSIP") provided for the grant of stock options or restricted stock to non-employee members of Neuberger's board of directors. Non-employee directors could elect to exchange a portion of their annual cash retainer paid by Neuberger for services rendered as a director for restricted stock. At November 30, 2004, awards with respect to approximately 62,000 shares have been made under the DSIP of which all shares have been converted to freely transferable Common Stock. We do not intend to grant additional awards from the DSIP.

Restricted Stock Units

Eligible employees receive RSUs, in lieu of cash, as a portion of their total compensation. There is no further cost to employees associated with the RSU awards. For awards granted prior to 2004, we measure compensation cost for RSUs based on the market value of our Common Stock at the grant date in accordance with APB 25. For awards granted beginning in 2004 we measure compensation cost based on the market value of our Common Stock at the grant date less a discount for sale restrictions subsequent to the vesting date in accordance with our adoption of SFAS 123 on a prospective basis. RSUs granted in each of the years presented contain selling restrictions subsequent to the vesting date. We amortize the RSU awards over the applicable service periods. RSU awards made to employees have various vesting provisions and generally convert to unrestricted freely transferable Common Stock five years from the grant date. We accrue a dividend equivalent on each RSU outstanding (in the form of additional RSUs), based on dividends declared on our Common Stock.

LEHMAN BROTHERS HOLDINGS INC.
Notes to Consolidated Financial Statements

The following table summarizes RSUs outstanding under stock-based incentive plans:

Restricted Stock Units

	2005	2004	2003

Balance, beginning of year	64,242,393	64,343,313	69,338,068
Granted	13,965,142	14,899,012	14,796,772 (1)
Canceled	(1,512,954)	(1,276,002)	(1,447,319)
Exchanged for stock without restrictions	(16,485,744)	(13,723,930)	(18,344,208)

Balance, end of year	60,208,837	64,242,393	64,343,313
Shares held in RSU Trust	(34,558,884)	(38,861,068)	(33,408,893)

RSUs outstanding, net of shares held in RSU trust	25,649,953	25,381,325	30,934,420

(1)
Includes approximately 1.7 million RSUs granted in 2003 related to our acquisition of Neuberger. See Note 5 to the Consolidated Financial Statements for additional information about the Neuberger acquisition.

Of the RSUs outstanding at November 30, 2005, approximately 36 million were amortized and included in basic and diluted earnings per share, approximately 10 million will be amortized during 2006, and the remainder will be amortized subsequent to November 30, 2006. See Note 11 to the Consolidated Financial Statements for additional information.

Included in the previous table are PSUs awarded to certain senior officers prior to 2004. The number of PSUs that may be earned is dependent on achieving certain performance levels within predetermined performance periods. During the performance period, these PSUs are accounted for as variable awards. At the end of a performance period, any PSUs earned will convert one-for-one to RSUs that then vest in three or more years. At November 30, 2005, approximately 11.2 million PSUs had been awarded, of which 6.0 million remained outstanding, subject to vesting and transfer restrictions. The compensation cost for the RSUs payable in satisfaction of PSUs is accrued over the combined performance and vesting periods.

Stock Options

The following table summarizes stock option activity for the years ended November 30, 2005, 2004 and 2003:

Stock Option Activity

	Options	Weighted-Average Exercise Price	Expiration Dates

Balance, November 30, 2002	83,540,492	$44.21	11/03–11/12
Granted(1)	15,536,462	$66.98
Exercised(1)	(10,595,469)	$28.08
Canceled(1)	(1,734,835)	$46.63

Balance, November 30, 2003	86,746,650	$50.21	12/03–11/13

Granted	5,423,596	$80.74
Exercised	(17,167,352)	$36.36
Canceled	(1,459,299)	$56.48

Balance, November 30, 2004	73,543,595	$55.57	12/04–11/14

Granted	3,524,013	$111.53
Exercised	(25,537,742)	$48.76
Canceled	(654,703)	$66.76

Balance, November 30, 2005	50,875,163	$62.72	12/05–11/15

(1)
Includes approximately 4.3 million stock options granted, 0.3 million stock options exercised, and 0.1 million stock options canceled in 2003 related to our acquisition of Neuberger. See Note 5 to the Consolidated Financial Statements for additional information about the Neuberger acquisition.

LEHMAN BROTHERS HOLDINGS INC.
Notes to Consolidated Financial Statements

The exercise price for all stock options awarded has been equal to the market price of Common Stock on the day of grant. The table below provides further details related to stock options outstanding at November 30, 2005.

Stock Options

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)

$20.00—$29.99	1,797,889	$20.69	3.01	1,797,889	$20.69	3.01
$30.00–$39.99	1,377,796	$37.16	4.03	1,377,796	$37.16	4.03
$40.00–$49.99	8,295,915	$47.78	5.05	5,162,629	$48.47	4.50
$50.00–$59.99	14,324,484	$54.03	6.13	8,629,809	$54.43	5.64
$60.00–$69.99	6,539,260	$63.49	4.58	3,285,498	$63.58	3.19
$70.00–$79.99	11,545,366	$71.57	5.98	5,840,136	$71.70	4.47
$80.00–$89.99	4,777,248	$85.73	5.02	225,460	$85.50	5.33
$90.00–$99.99	22,500	$93.30	9.34	0	n/a	n/a
$100.00–$149.99	2,194,705	$127.20	6.37	0	n/a	n/a

	50,875,163	$62.72	5.46	26,319,217	$55.29	4.58

Restricted Stock

In connection with the 2003 Neuberger acquisition, we issued approximately 806,000 shares of restricted Common Stock to replace outstanding shares of Neuberger restricted Common Stock. During 2005, we awarded approximately 7,767 shares of our restricted Common Stock under the LTIP.

The following table summarizes restricted stock activity for the years ended November 30, 2005 and 2004:

Restricted Stock

	2005	2004

Balance, beginning of year	770,846	805,587
Granted	7,767	223,889
Canceled	(18,723)	(27,325)
Exchanged for stock without restrictions	(238,702)	(231,305)

Balance, end of year	521,188	770,846

Total compensation cost for stock-based awards recognized during 2005, 2004 and 2003 was approximately $1,055 million, $800 million and $625 million, respectively.

LEHMAN BROTHERS HOLDINGS INC.
Notes to Consolidated Financial Statements

Note 15 Employee Benefit Plans

We provide both funded and unfunded noncontributory defined benefit pension plans for the majority of our employees worldwide. In addition, we provide certain other postretirement benefits, primarily health care and life insurance, to eligible employees. We use a November 30 measurement date for the majority of our plans. The following tables summarize these plans:

Defined Benefit Plans

	Pension Benefits
					Postretirement Benefits
In millions November 30	U.S.		Non-U.S.
	2005	2004	2005	2004	2005	2004

Change in benefit obligation
Benefit obligation at beginning of year	$947	$819	$377	$278	$69	$77
Service cost	40	33	8	6	2	2
Interest cost	56	50	19	16	3	4
Plan amendment	5	11	—	—	—	—
Actuarial loss (gain)	(2)	59	41	51	(9)	(9)
Benefits paid	(29)	(25)	(7)	(6)	(5)	(5)
Foreign currency exchange rate changes	—	—	(39)	32	—	—

Benefit obligation at end of year	1,017	947	399	377	60	69

Change in plan assets
Fair value of plan assets at beginning of year	887	825	357	294	—	—
Actual return on plan assets, net of expenses	72	72	59	24	—	—
Employer contribution	100	15	5	13	5	—
Benefits paid	(29)	(25)	(7)	(6)	(5)	—
Foreign currency exchange rate changes	—	—	(36)	32	—	—

Fair value of plan assets at end of year	1,030	887	378	357	—	—

Funded (underfunded) status	13	(60)	(21)	(20)	(60)	(69)
Unrecognized net actuarial loss (gain)	438	473	133	152	(11)	(3)
Unrecognized prior service cost (benefit)	31	29	1	1	(2)	(3)

Prepaid (accrued) benefit cost	$482	$442	$113	$133	$(73)	$(75)

Accumulated benefit obligation—funded plans	$899	$848	$375	$360
Accumulated benefit obligation—unfunded plan(1)	63	57	7	—

(1)
A liability is recognized in the Consolidated Statement of Financial Condition for unfunded plans.

Weighted-Average Assumptions Used to Determine Benefit Obligations at November 30

Discount rate	5.98%	5.90%	4.80%	5.21%	5.83%	5.90%
Rate of compensation increase	5.00%	4.90%	4.30%	4.28%

LEHMAN BROTHERS HOLDINGS INC.
Notes to Consolidated Financial Statements

Components of Net Periodic Cost

	Pension Benefits
							Postretirement Benefits
In millions Year ended November 30	U.S. Pensions			Non-U.S.
	2005	2004	2003	2005	2004	2003	2005	2004	2003

Service cost	$42	$34	$21	$7	$6	$7	$2	$2	$2
Interest cost	56	50	44	19	16	15	3	4	5
Expected return on plan assets	(74)	(69)	(52)	(24)	(22)	(21)	—	—	—
Amortization of net actuarial loss (gain)	33	31	27	11	7	—	—	—	(1)
Amortization of prior service cost	3	3	2	1	1	2	(1)	(1)	—

Net periodic cost	$60	$49	$42	$14	$8	$3	$4	$5	$6

Weighted-Average Assumptions Used to Determine Net Periodic Cost for the Years Ended November 30

Discount rate	5.90%	6.15%	6.75%	4.80%	5.21%	5.57%	5.90%	6.15%	6.75%
Expected return on plan assets	8.50%	8.50%	8.50%	6.96%	6.94%	7.31%
Rate of compensation increase	5.00%	4.90%	4.90%	4.30%	4.28%	4.31%

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

U.S. plan.    Plan assets are invested with several investment managers. Assets are diversified among U.S. and international equity securities, U.S. fixed income securities, real estate and cash. The plan employs a mix of active and passive investment management programs. The strategic target of plan asset allocation is approximately 65% equities and 35% U.S. fixed income. The investment subcommittee of our pension committee reviews the asset allocation quarterly and, with the approval of the pension committee, determines when and how to rebalance the portfolio. The plan does not have a dedicated allocation to Lehman Brothers common stock, although the plan may hold a minimal investment in Lehman Brothers common stock as a result of investment decisions made by various investment managers.

Non-U.S. plans.    Non-U.S. pension plan assets are invested with several investment managers across a range of different asset classes. The strategic target of plan asset allocation is approximately 75% equities, 20% fixed income and 5% real estate.

LEHMAN BROTHERS HOLDINGS INC.
Notes to Consolidated Financial Statements

Weighted-average plan asset allocations were as follows:

	U.S. Plans		Non-U.S. Plans
November 30
	2005	2004	2005	2004

Equity securities	64%	64%	75%	74%
Fixed income securities	24	27	16	21
Real estate	2	2	5	5
Cash	10	7	4	—

	100%	100%	100%	100%

Expected Contributions for the Fiscal Year Ending November 30, 2006

We do not expect it to be necessary to contribute to our U.S. pension plans in the fiscal year ending November 30, 2006. We expect to contribute approximately $19 million to our non-U.S. pension plans in the fiscal year ending November 30, 2006.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension
In millions
	U.S.	Non-U.S.	Postretirement

Fiscal 2006	$32	$4	$5
Fiscal 2007	34	4	5
Fiscal 2008	37	4	5
Fiscal 2009	39	5	5
Fiscal 2010	42	5	4
Fiscal 2011–2015	261	62	22

Post Retirement Benefits

Assumed health care cost trend rates were as follows:

November 30	2005	2004

Health care cost trend rate assumed for next year	9%	10%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5%	5%
Year the rate reaches the ultimate trend rate	2010	2010

Assumed health care cost trend rates affect the amount reported for postretirement benefits. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

In millions	1 Percentage Point Increase	1 Percentage Point Decrease

Effect on total service and interest cost components in 2005	$—	$—
Effect on postretirement benefit obligation at November 30, 2005	1	(1)

LEHMAN BROTHERS HOLDINGS INC.
Notes to Consolidated Financial Statements

Note 16 Income Taxes

We file a consolidated U.S. federal income tax return reflecting the income of Holdings and its subsidiaries. The provision for income taxes consists of the following:

Provision for Income Taxes

In millions Year ended November 30	2005	2004	2003

Current:
Federal	$1,037	$471	$410
State	265	143	153
Foreign	769	585	368

	2,071	1,199	931

Deferred:
Federal	(634)	3	64
State	(59)	39	(44)
Foreign	191	(116)	(186)

	(502)	(74)	(166)

Provision for income taxes	$1,569	$1,125	$765

Income before taxes included $1,880 million, $733 million and $652 million that was also subject to income taxes of foreign jurisdictions for 2005, 2004 and 2003, respectively.

The income tax provision differs from that computed by using the statutory federal income tax rate for the reasons shown below:

Reconciliation of Provision for Income Taxes to Federal Income Taxes at Statutory Rate

In millions Year ended November 30	2005	2004	2003

Federal income taxes at statutory rate	$1,690	$1,231	$888
State and local taxes	134	119	71
Tax-exempt income	(135)	(135)	(122)
Foreign operations	(113)	(66)	(7)
Other, net	(7)	(24)	(65)

Provision for income taxes	$1,569	$1,125	$765

The provision for income taxes resulted in effective tax rates of 32.5%, 32.0% and 30.2% for 2005, 2004 and 2003, respectively. The increases in the effective tax rates in 2005 compared with 2004 and 2004 compared with 2003 were primarily due to a higher level of pre-tax income, which reduced the effect of permanent differences.

Income tax benefits related to various employee compensation plans of approximately $1,005 million, $468 million and $543 million in 2005, 2004 and 2003, respectively, were allocated to Additional paid-in capital. In addition, in 2005 we recorded a $1 million income tax charge and income tax benefits in 2004 and 2003 of $2 million and $1 million, respectively, from the translation of foreign currencies, which was recorded directly in Accumulated other comprehensive income.

Deferred income taxes are provided for the differences between the tax bases of assets and liabilities and their reported amounts in the Consolidated Financial Statements. These temporary differences will result in future income or deductions for income tax purposes and are measured using the enacted tax rates that will be in effect when such items are expected to reverse.

LEHMAN BROTHERS HOLDINGS INC.
Notes to Consolidated Financial Statements

At November 30, 2005 and 2004 deferred tax assets and liabilities consisted of the following:

Deferred Tax Assets and Liabilities

In millions November 30	2005	2004

Deferred tax assets:
Liabilities and other accruals not currently deductible	$377	$567
Deferred compensation	1,218	962
Unrealized trading activity	453	351
Foreign tax credits including carryforwards	214	321
Foreign operations (net of associated tax credits)	760	289
Net operating loss carryforwards	53	37
Other	251	241

Total deferred tax assets	3,326	2,768
Less: valuation allowance	(5)	(5)
Total deferred tax assets, net of valuation allowance	3,321	2,763

Deferred tax liabilities:
Excess tax over financial depreciation, net	(57)	(52)
Acquired intangibles	(404)	(407)
Pension and retirement costs	(216)	(163)
Other	(27)	(54)

Total deferred tax liabilities	(704)	(676)

Net deferred tax assets	$2,617	$2,087

The net deferred tax assets are included in Other assets in the Consolidated Statement of Financial Condition.

We permanently reinvested earnings in certain foreign subsidiaries. At November 30, 2005, $1,465 million of accumulated earnings were permanently reinvested. At current tax rates, additional Federal income taxes (net of available tax credits) of $383 million would become payable if such income were to be repatriated.

We have approximately $147 million of Federal NOL carryforwards that are subject to separate company limitations. Substantially all of these net operating loss carryforwards begin to expire in 2023. At November 30, 2005, the $5 million deferred tax asset valuation allowance relates to federal net operating loss carryforwards of acquired entities that are subject to separate company limitations. If future circumstances permit the recognition of the acquired tax benefit, goodwill will be reduced.

We are under continuous examination by the Internal Revenue Service ("IRS"), and other tax authorities in major operating jurisdictions such as the United Kingdom and Japan, and in various states in which the Company has significant operations, such as New York. The Company regularly assesses the likelihood of additional assessments in each tax jurisdiction and the impact on the consolidated financial statements. Tax reserves have been established, which we believe to be adequate with regards to the potential for additional exposure. Once established, reserves are adjusted only when additional information is obtained or an event requiring a change to the reserve occurs. Management believes the resolution of these uncertain tax positions will not have a material impact on the financial condition of the Company; however resolution could have an impact on our effective tax rate in any one particular period.

LEHMAN BROTHERS HOLDINGS INC.
Notes to Consolidated Financial Statements

Note 17 Real Estate Reconfiguration Charge

In connection with the Company's decision in 2002 to reconfigure certain of our global real estate facilities, we established a liability for the expected losses from subleasing such facilities, principally our downtown New York City offices after the events of September 11, 2001 and our prior London office facilities at Broadgate given our decision to move to a new facility just outside the city of London. In March 2004, we reached an agreement to exit virtually all of our remaining leased space at our downtown New York City location, which clarified the loss on the location and resulted in the $19 million charge ($11 million after tax).

During the years ended November 30, 2005 and 2004, changes in the liability, which is included in Accrued liabilities and other payables in the Consolidated Statement of Financial Condition, related to these charges were as follows.

Real Estate Reconfiguration Charge

In millions	Beginning Balance	Real Estate Reconfiguration	Used(1)	Ending Balance

Year ended November 30, 2004	396	19	(269)	146
Year ended November 30, 2005	146	—	(71)	75

(1)
Net of interest accretions of $6 million and $11 million in 2005 and 2004, respectively.

Note 18 Business Segments and Geographic Information

We operate in three business segments: Investment Banking, Capital Markets and Investment Management.

The Investment Banking business segment is made up of Advisory Services and Global Finance activities that serve our corporate and government clients. The segment is organized into global industry groups—Communications, Consumer/Retailing, Financial Institutions, Financial Sponsors, Healthcare, Industrial, Media, Natural Resources, Power, Real Estate and Technology—that include bankers who deliver industry knowledge and expertise to meet clients' objectives. Specialized product groups within Advisory Services include M&A and restructuring. Global Finance serves our clients' capital raising needs through underwriting, private placements, leveraged finance and other activities associated with debt and equity products. Product groups are partnered with relationship managers in the global industry groups to provide comprehensive financial solutions for clients.

The Capital Markets business segment includes institutional client-flow activities, prime brokerage, research, mortgage origination and securitization and secondary-trading and financing activities in fixed income and equity products. These products include a wide range of cash, derivative, secured financing and structured instruments and investments. We are a leading global market-maker in numerous equity and fixed income products including U.S., European and Asian equities, government and agency securities, money market products, corporate high grade, high yield and emerging market securities, mortgage- and asset-backed securities, preferred stock, municipal securities, bank loans, foreign exchange, financing and derivative products. We are one of the largest investment banks in terms of U.S. and pan-European listed equities trading volume, and we maintain a major presence in OTC U.S. stocks, major Asian large capitalization stocks, warrants, convertible debentures and preferred issues. In addition, the secured financing business manages our equity and fixed income matched book activities, supplies secured financing to institutional clients and provides secured funding for our inventory of equity and fixed income products. The Capital Markets segment also includes proprietary activities as well as principal investing in real estate and private equity.

The Investment Management business segment consists of the Asset Management and Private Investment Management businesses. Asset Management generates fee-based revenues from customized investment management services for high-net-worth clients, as well as fees from mutual fund and other institutional investors. Asset Management also generates management and incentive fees from our role as general partner for private equity and other alternative investment partnerships. Private Investment Management provides comprehensive investment, wealth advisory and capital markets execution services to high-net-worth and middle market clients.

Our business segment information for the years ended November 30, 2005, 2004 and 2003 is prepared using the following methodologies:

  •
  Revenues and expenses directly associated with each business segment are included in determining income before taxes.

LEHMAN BROTHERS HOLDINGS INC.
Notes to Consolidated Financial Statements

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

Business Segments

In millions	Investment Banking	Capital Markets	Investment Management	Total

At and for the year ended November 30, 2005
Gross revenues	$2,894	$27,545	$1,981	$32,420
Interest expense	—	17,738	52	17,790

Net revenues	2,894	9,807	1,929	14,630
Depreciation and amortization expense	36	308	82	426
Other expenses	2,003	5,927	1,445	9,375

Income before taxes	$855	$3,572	$402	$4,829

Segment assets (billions)	$1.2	$401.9	$7.0	$410.1

At and for the year ended November 30, 2004
Gross revenues	$2,188	$17,336	$1,726	$21,250
Interest expense	—	9,642	32	9,674

Net revenues	2,188	7,694	1,694	11,576
Depreciation and amortization expense	41	302	85	428
Other expenses	1,560	4,866	1,185	7,611

Income before taxes(1)(2)	$587	$2,526	$424	$3,537

Segment assets (billions)	$1.1	$345.8	$10.3	$357.2

At and for the year ended November 30, 2003
Gross revenues	$1,722	$14,628	$937	$17,287
Interest expense	—	8,610	30	8,640

Net revenues	1,722	6,018	907	8,647
Depreciation and amortization expense	55	219	41	315
Other expenses	1,266	3,792	661	5,719

Income before taxes(1)(2)	$401	$2,007	$205	$2,613

Segment assets (billions)	$1.4	$301.7	$9.0	$312.1

(1)
Before dividends on preferred securities.

(2)
Excludes the real estate reconfiguration charge.

LEHMAN BROTHERS HOLDINGS INC.
Notes to Consolidated Financial Statements

Net Revenues by Geographic Region

Net revenues are recorded in the geographic region of the location of the senior coverage banker or investment advisor in the case of Investment Banking or Asset Management, respectively, or where the position was risk managed within Capital Markets and Private Investment Management. In addition, certain revenues associated with domestic products and services that result from relationships with international clients have been classified as international revenues using an allocation consistent with our internal reporting.

Net Revenues by Geographic Region

	Year ended November 30
In millions	2005	2004	2003

Europe	$3,601	$2,104	$1,864
Asia Pacific and other	1,759	1,247	875

Total non-U.S.	5,360	3,351	2,739
U.S.	9,270	8,225	5,908

	$14,630	$11,576	$8,647

LEHMAN BROTHERS HOLDINGS INC.
Notes to Consolidated Financial Statements

Note 19 Quarterly Information (unaudited)

The following table presents unaudited quarterly results of operations for 2005 and 2004. Certain amounts reflect reclassifications to conform to the current period's presentation. These quarterly results reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results. Revenues and net income can vary significantly from quarter to quarter due to the nature of our business activities.

Quarterly Information (unaudited)

In millions, except per share data Quarter ended	2005				2004
	Nov. 30	Aug. 31	May 31	Feb. 28	Nov. 30	Aug. 31	May 31	Feb. 29

Total revenues	$9,055	$8,639	$7,335	$7,391	$5,846	$5,051	$5,228	$5,125
Interest expense	5,365	4,787	4,057	3,581	2,963	2,428	2,302	1,981

Net revenues	3,690	3,852	3,278	3,810	2,883	2,623	2,926	3,144
Non-interest expenses:
Compensation and benefits	1,798	1,906	1,623	1,886	1,401	1,306	1,457	1,566
Non-personnel expenses	675	653	642	618	603	594	585	546

Total non-interest expenses	2,473	2,559	2,265	2,504	2,004	1,900	2,042	2,112

Income before taxes and dividends
on trust preferred securities	1,217	1,293	1,013	1,306	879	723	884	1,032
Provision for income taxes	394	414	330	431	294	218	275	338
Dividends on trust preferred securities(1)	—	—	—	—	—	—	—	24

Net income	$823	$879	$683	$875	$585	$505	$609	$670

Net income applicable to common stock	$807	$864	$664	$856	$566	$487	$592	$653

Earnings per share
Basic	$2.93	$3.10	$2.37	$3.07	$2.07	$1.79	$2.14	$2.37
Diluted	$2.76	$2.94	$2.26	$2.91	$1.96	$1.71	$2.01	$2.21

Weighted-average shares
Basic	275.9	278.6	279.6	278.6	273.2	272.8	276.8	275.5
Diluted	292.6	293.7	294.0	294.0	288.5	285.0	294.2	294.7

Dividends per common share	$0.20	$0.20	$0.20	$0.20	$0.16	$0.16	$0.16	$0.16

Book value per common share (at period end)	$57.50	$54.91	$53.27	$51.75	$49.32	$48.10	$47.05	$45.45

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

LEHMAN BROTHERS HOLDINGS INC.

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

Management's annual report on internal control over financial reporting and the attestation report of our independent auditors are contained in Part II, Item 8, of this Report and are incorporated herein by reference. There was no change in our internal control over financial reporting that occurred during the fourth fiscal quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to Directors of the Registrant is set forth under the captions Nominees for Election as Class III Directors to Serve until the 2009 Annual Meeting of Stockholders, Class I Directors Whose Terms Continue until the 2008 Annual Meeting of Stockholders, Class II Directors Whose Terms Continue until the 2007 Annual Meeting of Stockholders, Committees of the Board of Directors—Audit Committee and—Nominating and Corporate Governance Committee and Other Matters—Procedures for Recommending Director Candidates to the Nominating and Corporate Governance Committee in the Proxy Statement, and information relating to Executive Officers of the Registrant is set forth under the caption Executive Officers of the Company in the Proxy Statement, and is incorporated herein by reference.

Information relating to beneficial ownership reporting compliance by Directors and Executive Officers of the Registrant pursuant to Section 16(a) of the Exchange Act is set forth under the caption Section 16(a) Beneficial Ownership Reporting Compliance in the Proxy Statement, and is incorporated herein by reference.

We have a Code of Ethics which is applicable to all Directors, officers and employees of the Company, including the Chairman and Chief Executive Officer and the Chief Financial Officer of Holdings (its principal executive officer and principal financial and accounting officer, respectively). The Code of Ethics is available on the Corporate Governance page of the Company's web site at www.lehman.com/shareholder/corpgov. A copy of the Code of Ethics will be provided without charge to any person who requests it by writing to the address or telephoning the number indicated under Available Information on page 2. We will disclose on our web site amendments to or waivers from our Code of Ethics applicable to Directors or executive officers of Holdings, including the Chairman and Chief Executive Officer and the Chief Financial Officer, in accordance with all applicable laws and regulations.

LEHMAN BROTHERS HOLDINGS INC.

ITEM 11. EXECUTIVE COMPENSATION

Information relating to executive compensation is set forth under the captions Compensation of Directors, Compensation and Benefits Committee Interlocks and Insider Participation and Compensation of Executive Officers in the Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to security ownership of certain beneficial owners and management is set forth under the captions Security Ownership of Principal Stockholders and Security Ownership of Directors and Executive Officers in the Proxy Statement and is incorporated herein by reference.

The following table sets forth certain information as of November 30, 2005, regarding shares of Common Stock authorized for issuance under the Firm's equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column) (2)

Equity compensation plans approved by security holders (3)	8.6 million	$76.36	10.4 million
Equity compensation plans not approved by security holders (4)	42.3 million	$59.94	15.1 million
Total	50.9 million	$62.72	25.5 million

(1)
These columns do not include shares of restricted stock and restricted stock units ("RSUs"), which by their nature do not have an exercise price. In addition to shares of Common Stock to be issued upon the exercise of outstanding options and other rights, at November 30, 2005, there were shares of restricted Common Stock and RSUs outstanding under the following plans:

•
Approved by the stockholders of the Company:

1994 Management Ownership Plan	1.0 million RSUs
1996 Management Ownership Plan	4.6 million RSUs
2005 Stock Incentive Plan	0.7 million RSUs
  •
  Not approved by the stockholders of the Company:

Employee Incentive Plan	52.8 million RSUs
1999 Neuberger Berman Inc. Long-term Incentive Plan (the "Neuberger LTIP")	1.6 million restricted shares and RSUs

In connection with the Company's acquisition of Neuberger Berman Inc. ("Neuberger"), the Company assumed Neuberger's obligations under the last plan named above and the Neuberger DSIP (as defined below). The Neuberger LTIP had been approved by Neuberger's stockholders.

LEHMAN BROTHERS HOLDINGS INC.

(2)
The various equity compensation plans provide for issuance of awards in the form of options, performance stock units ("PSUs"), restricted stock, RSUs and/or other types of equity awards up to an aggregate maximum number of shares for each plan. Therefore the number of shares remaining available for future issuance shown in this column includes not only options, warrants and other rights but also restricted stock, RSUs, PSUs and unrestricted stock, as further described below.

(3)
Common Stock to be issued under equity compensation plans approved by security holders consists of options issued under the 1994 Management Ownership Plan, the 1996 Management Ownership Plan and the 2005 Stock Incentive Plan. As of November 30, 2005, there were remaining available for future issuance 0.2 million shares under the 1994 Management Ownership Plan to satisfy future dividend reinvestment requirements for the RSUs that are still outstanding under the plan, 2.5 million shares under the 1996 Management Ownership Plan and 7.7 million shares under the 2005 Stock Incentive Plan which may be issued as options, PSUs, RSUs and/or other types of equity awards.

(4)
Common Stock to be issued under equity compensation plans not approved by security holders consists of options issued under the Company's Employee Incentive Plan (the "EIP"), the Neuberger LTIP and the 1999 Neuberger Berman Inc. Directors Stock Incentive Plan (the "Neuberger DSIP"). Stockholder approval was not required for the EIP under the then current rules of the NYSE because it is a broadly based plan, as a majority of our full-time U.S. employees are eligible for awards under the plan and a majority of the awards during any three-year period are to employees who are not officers or directors. As of November 30, 2005, there were 14.1 million shares remaining available for future issuance under the EIP, 0.9 million shares available under the Neuberger LTIP, and no shares available under the Neuberger DSIP. The shares that remain available under the foregoing plans may be issued as options, PSUs or RSUs, restricted stock and/or other types of equity awards.

The 1996 Management Ownership Plan terminated in January 2006, and the EIP will terminate in April 2006. Shares of Common Stock authorized for issuance under the 1996 Management Ownership Plan (see note 3 above) and the EIP (see note 4 above) that remain unawarded upon the expiration of those plans will also be available for issuance under the 2005 Stock Incentive Plan.

Descriptions of the 1994 Management Ownership Plan, the 1996 Management Ownership Plan, the 2005 Stock Incentive Plan, the EIP, the Neuberger LTIP and the Neuberger DSIP are contained in Note 14 to the Consolidated Financial Statements and are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information relating to certain relationships and related transactions is set forth under the caption Certain Transactions and Agreements with Directors and Executive Officers in the Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information relating to fees paid to our independent registered public accounting firm and certain related matters is set forth under the caption Ernst & Young LLP Fees and Services in the Proxy Statement and is incorporated herein by reference.

LEHMAN BROTHERS HOLDINGS INC.
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

LEHMAN BROTHERS HOLDINGS INC.
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
10.03
Amended and Restated Agreement of Limited Partnership of Lehman Brothers Capital Partners III, L.P. (incorporated by reference to Exhibit 10.27 to the Registrant's Annual Report on Form 10-K for the fiscal year ended November 30, 1995)
10.04
Agreement of Limited Partnership of Lehman Brothers Capital Partners IV, L.P. (incorporated by reference to Exhibit 10.30 to the Registrant's Annual Report on Form 10-K for the fiscal year ended November 30, 1997)
10.05
Purchase and Sale Agreement dated as of October 19, 2001, between MSDW 745, LLC, as seller, and LB 745 LLC, as purchaser (incorporated by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the fiscal year ended November 30, 2001)
10.06
Amendment to Purchase and Sale Agreement dated as of the October 19, 2001, between MSDW 745, LLC, as seller, and LB 745 LLC, as purchaser (incorporated by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the fiscal year ended November 30, 2001)
10.07
JV Option Agreement dated November 19, 1998, between Rock-Forty-Ninth LLC and LB 745 LLC (as assignee of MSDW 745, LLC) (incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the fiscal year ended November 30, 2001)
10.08†	Lehman Brothers Inc. Executive and Select Employees Plan (incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form S-1 (Reg. No. 33-12976))
10.09†	1999 Neuberger Berman Inc. Directors Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Neuberger Berman Inc.'s Registration Statement on Form S-1 (Reg. No. 333-84525))
10.10†
Amendment No. 1 to the 1999 Neuberger Berman Inc. Directors Stock Incentive Plan (incorporated by reference to Exhibit 10.17 to Neuberger Berman Inc.'s Annual Report on Form 10-K, for the year ended December 31, 2000)
10.11†	1999 Neuberger Berman Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Neuberger Berman Inc.'s Registration Statement on Form S-1 (Reg. No. 333-84525))
10.12†
Amendment No. 1 to the 1999 Neuberger Berman Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.18 to Neuberger Berman Inc.'s Annual Report on Form 10-K, for the year ended December 31, 2000)
10.13†
Neuberger Berman Inc. Wealth Accumulation Plan, Amended and Restated as of September 1, 2000 (incorporated by reference to Exhibit 10.21 to Neuberger Berman Inc.'s Annual Report on Form 10-K, for the year ended December 31, 2000)
10.14†
Neuberger Berman Inc. Employee Stock Purchase Plan, Amended and Restated as of September 1, 2000 (incorporated by reference to Exhibit 10.22 to Neuberger Berman Inc.'s Annual Report on Form 10-K, for the year ended December 31, 2000)
10.15†
Lehman Brothers Holdings Inc. 1994 Management Ownership Plan, as amended through November 19, 2002 (incorporated by reference to Exhibit 10.05 to the Registrant's Annual Report on Form 10-K for the fiscal year ended November 30, 2002)
10.16†
Lehman Brothers Holdings Inc. 1996 Management Ownership Plan, as amended through November 19, 2002 (incorporated by reference to Exhibit 10.06 to the Registrant's Annual Report on Form 10-K for the fiscal year ended November 30, 2002)

LEHMAN BROTHERS HOLDINGS INC.
10.17†
Form of Agreement evidencing a grant of Restricted Stock Units to Executive Officers under the Lehman Brothers Holdings Inc. 1996 Management Ownership Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on December 6, 2004)
10.18†
Form of Agreement evidencing a grant of Nonqualified Stock Options to Executive Officers under the Lehman Brothers Holdings Inc. 1996 Management Ownership Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the SEC on December 6, 2004)
10.19†
Lehman Brothers Holdings Inc. Short-Term Executive Compensation Plan, as amended through February 19, 2003 (incorporated by reference to Exhibit 10.07 to the Registrant's Annual Report on Form 10-K for the fiscal year ended November 30, 2002)
10.20†
Amended and Restated Lehman Brothers Holdings Inc. Employee Incentive Plan, as amended through February 19, 2003 (incorporated by reference to Exhibit 10.08 to the Registrant's Annual Report on Form 10-K for the fiscal year ended November 30, 2002)
10.21†
Form of Agreement evidencing a grant of Restricted Stock Units to Directors pursuant to the Lehman Brothers Holdings Inc. Employee Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed with the SEC on December 6, 2004)
10.22†
Form of Agreement evidencing a grant of Nonqualified Stock Options to Directors pursuant to the Lehman Brothers Holdings Inc. Employee Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed with the SEC on December 6, 2004)
10.23†
Lehman Brothers Supplemental Retirement Plan, as amended through December 10, 2003 (incorporated by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the fiscal year ended November 30, 2003)
10.24†
Lehman Brothers Holdings Inc. Retirement Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.28 to the Registrant's Annual Report on Form 10-K for the fiscal year ended November 30, 2004)
10.25†	Lehman Brothers Holdings Inc. 2005 Stock Incentive Plan (incorporated by reference to Appendix B to the Registrant's Definitive Proxy Statement for its 2005 Annual Meeting of Stockholders)
10.26†
Form of Agreement evidencing a grant of Restricted Stock Units to Executive Officers under the Lehman Brothers Holdings Inc. 2005 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on December 6, 2005)
10.27†
Form of Agreement evidencing a grant of Nonqualified Stock Options to Executive Officers under the Lehman Brothers Holdings Inc. 2005 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the SEC on December 6, 2005)
10.28†	Base Salaries of Named Executive Officers of the Registrant (incorporated by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the fiscal year ended November 30, 2004)
10.29†
Compensation for Non-Management Directors of the Registrant (incorporated by reference to Exhibit 10.02 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2005)
10.30†
Lehman Brothers Holdings Inc. Amended and Restated Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on June 10, 2005)
11.01
Computation of Per Share Earnings (omitted in accordance with section (b)(11) of Item 601 of Regulation S-K; the calculation of per share earnings is set forth in Part II, Item 8, in Note 13 to the Consolidated Financial Statements (Earnings Per Common Share))
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

LEHMAN BROTHERS HOLDINGS INC.
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

*
Filed/furnished herewith

†
Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b) of Form 10-K

LEHMAN BROTHERS HOLDINGS INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEHMAN BROTHERS HOLDINGS INC. (Registrant)
February 13, 2006	By:	/s/ Christopher M. O'Meara Chief Financial Officer, Controller and Executive Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ RICHARD S. FULD, JR. Richard S. Fuld, Jr.	Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)	February 13, 2006
/s/ CHRISTOPHER M. O'MEARA Christopher M. O'Meara	Chief Financial Officer, Controller and Executive Vice President (principal financial and accounting officer)	February 13, 2006
/s/ MICHAEL L. AINSLIE Michael L. Ainslie	Director	February 13, 2006
/s/ JOHN F. AKERS John F. Akers	Director	February 13, 2006
/s/ ROGER S. BERLIND Roger S. Berlind	Director	February 13, 2006
/s/ THOMAS H. CRUIKSHANK Thomas H. Cruikshank	Director	February 13, 2006
/s/ MARSHA JOHNSON EVANS Marsha Johnson Evans	Director	February 13, 2006
/s/ SIR CHRISTOPHER GENT Sir Christopher Gent	Director	February 13, 2006
/s/ ROLAND A. HERNANDEZ Roland A. Hernandez	Director	February 13, 2006
/s/ HENRY KAUFMAN Henry Kaufman	Director	February 13, 2006
/s/ JOHN D. MACOMBER John D. Macomber	Director	February 13, 2006
/s/ DINA MERRILL Dina Merrill	Director	February 13, 2006

LEHMAN BROTHERS HOLDINGS INC.

[THIS PAGE INTENTIONALLY LEFT BLANK]

LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

Page
Financial Statements
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting	68
Management's Assessment of Internal Control over Financial Reporting	69
Report of Independent Registered Public Accounting Firm	70
Consolidated Financial Statements
Consolidated Statement of Income— Years Ended November 30, 2005, 2004 and 2003	71
Consolidated Statement of Financial Condition— November 30, 2005 and 2004	72
Consolidated Statement of Changes in Stockholders' Equity— Years Ended November 30, 2005, 2004 and 2003	74
Consolidated Statement of Cash Flows— Years Ended November 30, 2005, 2004 and 2003	76
Notes to Consolidated Financial Statements	77
Financial Statement Schedule
Schedule I—Condensed Financial Information of Registrant	F-2

Schedule I

LEHMAN BROTHERS HOLDINGS INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Statement of Income

(Parent Company Only)

In millions Year ended November 30	2005	2004	2003

Interest and dividends	$3,752	$2,334	$2,103
Principal transactions and other	208	562	(46)

Total revenues	3,960	2,896	2,057
Interest expense	4,560	2,874	2,662

Net revenues	(600)	22	(605)

Equity in income of subsidiaries	3,836	2,733	2,368
Non-interest expenses	615	772	463
Real estate reconfiguration charge	—	19	19

Income before taxes	2,621	1,964	1,281
Provision (benefit) for income taxes	(639)	(405)	(418)

Net income	$3,260	$2,369	$1,699

Net income applicable to common stock	$3,191	$2,297	$1,649

See Notes to Condensed Financial Information of Registrant.

Schedule I

LEHMAN BROTHERS HOLDINGS INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Statement of Financial Condition

(Parent Company Only)

In millions, except per share data November 30	2005	2004

Assets
Cash and cash equivalents	$4,053	$1,940
Cash and securities segregated and on deposit for regulatory and other purposes	48	—
Financial instruments and other inventory positions owned: (includes $7,661 in 2005 and $6,238 in 2004 pledged as collateral)	22,087	8,657
Collateralized agreements	—	17
Receivables and accrued interest	269	638
Other assets	4,113	3,859
Due from subsidiaries	56,195	55,870
Equity in net assets of subsidiaries	16,062	13,549

Total assets	$102,827	$84,530

Liabilities and Stockholders' Equity
Short-term borrowings	$1,828	$1,597
Financial instruments and other inventory positions sold but not yet purchased	238	174
Collateralized financing	13,158	400
Accrued liabilities and other payables	1,570	1,667
Due to subsidiaries	27,486	25,608
Long-term borrowings	41,753	40,164

Total liabilities	86,033	69,610
Commitments and contingencies
Stockholders' Equity
Preferred stock	1,095	1,345
Common stock, $0.10 par value;
Shares authorized: 600,000,000 in 2005 and 2004;
Shares issued: 302,668,973 in 2005 and 297,796,197 in 2004;
Shares outstanding: 271,437,103 in 2005 and 274,159,411 in 2004	30	30
Additional paid-in capital	6,314	5,865
Accumulated other comprehensive income (net of tax)	(16)	(19)
Retained earnings	12,198	9,240
Other stockholders' equity, net	765	741
Common stock in treasury, at cost: 31,231,870 shares in 2005 and 23,636,786 shares in 2004	(3,592)	(2,282)

Total common stockholders' equity	15,699	13,575

Total stockholders' equity	16,794	14,920

Total liabilities and stockholders' equity	$102,827	$84,530

See Notes to Condensed Financial Information of Registrant.

Schedule I

LEHMAN BROTHERS HOLDINGS INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Statement of Cash Flows

(Parent Company Only)

In millions Year ended November 30	2005	2004	2003

Cash Flows From Operating Activities
Net income	$3,260	$2,369	$1,699
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in income of subsidiaries	(3,836)	(2,733)	(2,368)
Depreciation and amortization	115	126	123
Deferred tax provision (benefit)	39	(88)	(81)
Tax benefit from the issuance of stock-based awards	1,005	468	543
Amortization of deferred stock compensation	1,055	800	625
Real estate reconfiguration charge	—	19	19
Other adjustments	22	21	—
Net change in:
Cash and securities segregated and on deposit for regulatory and other purposes	(48)	—	—
Financial instruments and other inventory positions owned	(15,284)	3,475	(1,709)
Financial instruments and other inventory positions sold but not yet purchased	64	(71)	(171)
Collateralized agreements and collateralized financing, net	12,775	(1,657)	2,509
Other assets and payables, net	(1,039)	(777)	(1,139)
Due to/from affiliates, net	1,553	(11,639)	1,317

Net cash provided by (used in) operating activities	(319)	(9,687)	1,367

Cash Flows From Financing Activities
Issuance (payments) of short-term borrowings, net	231	31	(1)
Issuance of long-term borrowings	11,862	14,759	9,449
Principal payments of long-term borrowings	(8,239)	(8,348)	(7,962)
Issuance of common stock	230	108	57
Issuance (retirement) of preferred stock	(250)	300	345
Purchase of treasury stock	(2,994)	(1,693)	(967)
Issuance of treasury stock	1,015	551	260
Dividends paid	(302)	(258)	(178)

Net cash provided by financing activities	1,553	5,450	1,003

Cash Flows From Investing Activities
Dividends received	2,394	2,502	1,238
Capital contributions from/to subsidiaries, net	(1,272)	(967)	(353)
Purchase of property, equipment and leasehold improvements, net	(243)	(120)	314
Business acquisitions, net of cash acquired	—	(130)	(657)

Net cash provided by investing activities	879	1,285	542

Net change in cash and cash equivalents	2,113	(2,952)	2,912
Cash and cash equivalents, beginning of period	1,940	4,892	1,980

Cash and cash equivalents, end of period	$4,053	$1,940	$4,892

Supplemental Disclosure of Cash Flow Information (in millions)

Interest paid totaled $2,719, $2,832 and $2,692 in 2005, 2004 and 2003, respectively.
Income taxes received totaled $1,876, $410 and $1,059 in 2005, 2004 and 2003, respectively.

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

Note 2 Financial Instruments

Financial Instruments and other inventory positions owned and Financial instruments and other inventory positions sold but not yet purchased are recorded at fair value and were comprised of the following:

			Sold But Not Yet Purchased
	Owned
In millions November 30
	2005	2004	2005	2004

Mortgages, mortgaged-backed and real estate inventory positions	$20,751	$6,385	$—	$—
Derivatives and other contractual agreements	681	1,944	232	168
Certificates of deposit and other money market instruments	371	211	6	—
Corporate debt and equity	284	117	—	6

	$22,087	$8,657	$238	$174

Note 3 Business Combination

In October 2003, we acquired Neuberger Berman Inc. and its subsidiaries ("Neuberger") by means of a merger into a wholly-owned subsidiary of Holdings. The results of Neuberger's operations are included in the Consolidated Financial Statements since that date. Neuberger is an investment advisory company that engages in wealth management services including private asset management, tax and financial planning, and personal and institutional trust services, mutual funds, institutional management and alternative investments, and professional securities services. See Note 5 to our Consolidated Financial Statements for additional information about the business combination.

Note 4 Long-Term Borrowings

Long-term borrowings consist of the following:

In millions November 30	2005	2004

Senior notes	$40,266	$39,168
Subordinated notes	1,487	996

	$41,753	$40,164

LEHMAN BROTHERS HOLDINGS INC.
NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(Parent Company Only)

Maturity Profile

The maturity dates of long-term borrowings are as follows:

	U.S. Dollar		Non-U.S. Dollar
					Total
In millions November 30	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate
					2005	2004

Maturing in fiscal 2005	$—	$—	$—	$—	$—	$6,217
Maturing in fiscal 2006	2,680	1,632	789	292	5,393	8,531
Maturing in fiscal 2007	1,726	5,304	1,559	386	8,975	4,486
Maturing in fiscal 2008	3,333	1,058	23	1,048	5,462	4,343
Maturing in fiscal 2009	1,535	824	282	1,235	3,876	4,019
Maturing in fiscal 2010	3,520	171	787	—	4,478	1,538
December 1, 2010 and thereafter	6,851	2,168	2,023	2,527	13,569	11,030

	$19,645	$11,157	$5,463	$5,488	$41,753	$40,164

The weighted-average contractual interest rates on U.S. dollar and non-U.S. dollar borrowings were 5.54% and 3.04%, respectively, at November 30, 2005 and 4.97% and 3.08%, respectively, at November 30, 2004.

At November 30, 2005, $5.6 billion of long-term borrowings is redeemable prior to maturity at our option under various terms and conditions. These obligations are reflected in the above table at their contractual maturity dates. Extendible debt structures totaling approximately $2 billion are shown in the table above at their earliest maturity dates. Such debt is automatically extended unless debt holders instruct us to redeem their debt at least one year prior to the earliest maturity date.

At November 30, 2005, our U.S. dollar and non-U.S. dollar debt portfolios included approximately $4.0 billion and $1.2 billion, respectively, of structured notes for which the interest rates and/or redemption values are linked to the performance of an underlying (including industry baskets of stocks, commodities or credit events). Generally, such notes are issued as floating rate notes or the interest rates on such index notes are effectively converted to floating rates based primarily on LIBOR through the use of derivatives.

End-User Derivative Activities

We use a variety of derivative products including interest rate, currency and equity swaps as an end-user to modify the interest rate characteristics of our long-term borrowings portfolio. We use interest rate swaps to convert a substantial portion of our fixed-rate debt to floating interest rates to more closely match the terms of assets being funded and to minimize interest rate risk. In addition, we use cross-currency swaps to hedge our exposure to foreign currency risk arising from our non-U.S. dollar debt obligations, after consideration of non-U.S. dollar assets that are funded with long-term debt obligations in the same currency. In certain instances, we may use two or more derivative contracts to manage the interest rate nature and/or currency exposure of an individual long-term borrowings issuance.

LEHMAN BROTHERS HOLDINGS INC.
NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(Parent Company Only)

End-user derivative activities resulted in the following mix of fixed and floating rate debt and effective weighted-average interest rates:

Effective Weighted-Average Interest Rates of Long-Term Borrowings

Dollars in millions	Long-Term Borrowings After End-User Activities	Effective Rate After End-User Activities

November 30, 2005
U.S. dollar obligations:
Fixed rate	$706
Floating rate	33,731

Total U.S. dollar obligations	34,437	4.69%
Non-U.S. dollar obligations	7,316	2.56%

	$41,753	4.32%

November 30, 2004
U.S. dollar obligations:
Fixed rate	$866
Floating rate	32,972

Total U.S. dollar obligations	33,838	2.70%
Non-U.S. dollar obligations	6,326	2.62%

	$40,164	2.69%

Credit Facilities

We maintain an unsecured revolving credit agreement (the "Credit Agreement") with a syndicate of banks under which the banks have committed to provide up to $1.5 billion through April 2007. There were no borrowings outstanding under the Credit Agreement at November 30, 2005, although drawings have been made and repaid from time to time during the year. Our ability to borrow under the Credit Agreement is conditioned on meeting customary lending covenants. We have maintained compliance with the material covenants under the Credit Agreement at all times.

Note 5 Commitments, Contingencies and Guarantees

We guarantee certain senior notes and subordinated indebtedness issued by subsidiaries totaling $20.8 billion and $16.6 billion at November 30, 2005 and 2004, respectively. In addition, we guarantee certain liquidity facilities and certain subsidiaries' derivative and other obligations. We also guarantee all the obligations of certain subsidiaries and selected obligations of other subsidiaries, which obligations may be included in the amounts discussed above.

Note 6 Related Party Transactions

In the normal course of business, we engage in various securities trading and financing activities with many of our subsidiaries (the "Related Parties"). Various charges, such as compensation and benefits, occupancy, administration and computer processing are allocated among the Related Parties, based upon specific identification and other allocation methods.

We and our subsidiaries raise money through short- and long-term funding in capital markets, which is used to fund the operations of certain of our wholly-owned subsidiaries. Subordinated indebtedness payable to Related Parties has various repayment terms. We believe amounts arising through related party transactions, including those allocated expenses referred to above, are reasonable and approximate the amounts that would have been recorded if we operated as an unaffiliated entity.

LEHMAN BROTHERS HOLDINGS INC.
NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(Parent Company Only)

Amounts outstanding to and from Related Parties are reflected in the Statement of Financial Condition as set forth below:

In millions November 30	2005		2004
	Assets	Liabilities	Assets	Liabilities

Derivative and other contractual agreements	$681	$142	$1,944	$168
Advances from/to subsidiaries	45,420	19,767	44,846	18,508
Securities purchased/sold under agreements to resell/repurchase	10,775	7,719	11,024	7,100

Due from/to subsidiaries	56,195	27,486	55,870	25,608
Senior notes	—	797	—	624
Subordinated indebtedness	—	1,487	—	996

Dividends declared to us by our subsidiaries and affiliates were approximately $2.4 billion, $2.5 billion and $1.2 billion in 2005, 2004 and 2003, respectively.

Certain covenants contained in various debt agreements may restrict our ability to withdraw capital from our regulated subsidiaries, which in turn could limit our ability to pay dividends to shareholders. At November 30, 2005, approximately $7.6 billion of net assets of subsidiaries were restricted as to the payment of dividends to us.

Note 7 Real Estate Reconfiguration Charge

In connection with the Company's decision in 2002 to reconfigure certain of our global real estate facilities, we established a liability for the expected losses from subleasing such facilities, principally our downtown New York City offices after the events of September 11, 2001. During 2004, Lehman Brothers Inc. ("LBI"), a wholly-owned subsidiary, exited virtually all of its remaining leased space at its downtown New York City location, which clarified the loss on the location and resulted in our recording a $19 million charge ($11 million after tax) in 2004 on LBI's behalf.

During the years ended November 30, 2005 and 2004, changes in the liability, which is included in Accrued liabilities and other payables in the Statement of Financial Condition, related to these charges were as follows:

In millions	Beginning Balance	Real Estate Reconfiguration	Used	Ending Balance

Year ended November 30, 2004	77	19	(32)	64
Year ended November 30, 2005	64	—	(26)	38

Note 8 Condensed Consolidating Financial Statement Schedules

LBI, a wholly-owned subsidiary of Holdings, had approximately $1.4 billion of debt securities outstanding at November 30, 2005 that were issued in registered public offerings and were therefore subject to the reporting requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934 ("the Exchange Act"). Holdings has fully and unconditionally guaranteed these outstanding debt securities of LBI (and any debt securities of LBI that may be issued in the future under these registration statements), which, together with the information presented in this Note 8, allows LBI to avail itself of an exemption provided by SEC rules from the requirement to file separate LBI reports under the Exchange Act. See Note 12 to the 2005 Consolidated Financial Statements included in this Form 10-K for a discussion of restrictions on the ability of Holdings to obtain funds from its subsidiaries by dividend or loan.

LEHMAN BROTHERS HOLDINGS INC.
NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(Parent Company Only)

The following schedules set forth our condensed consolidating statements of income for the years ended November 30, 2005, 2004 and 2003; our condensed consolidating balance sheets at November 30, 2005 and 2004, and our condensed consolidating statements of cash flows for the years ended November 30, 2005, 2004 and 2003. In the following schedules, "Holdings" refers to the unconsolidated balances of Holdings, "LBI" refers to the unconsolidated balances of Lehman Brothers Inc. and "Other Subsidiaries" refers to the combined balances of all other subsidiaries of Holdings. "Eliminations" represents the adjustments necessary to (a) eliminate intercompany transactions and (b) eliminate our investments in subsidiaries.

In millions	Holdings	LBI	Other Subsidiaries	Eliminations	Total

Condensed Consolidating Statement of Income for the Year Ended November 30, 2005
Net revenues	$(600)	$4,394	$10,836	$—	$14,630
Equity in net income of subsidiaries	3,836	746	—	(4,582)	—
Total non-interest expenses	615	3,138	6,048	—	9,801

Income before taxes	2,621	2,002	4,788	(4,582)	4,829
Provision (benefit) for income taxes	(639)	491	1,717	—	1,569

Net income	$3,260	$1,511	$3,071	$(4,582)	$3,260

Condensed Consolidating Statement of Income for the Year Ended November 30, 2004
Net revenues	$22	$4,733	$6,821	$—	$11,576
Equity in net income of subsidiaries	2,733	288	—	(3,021)	—
Total non-interest expenses	791	3,284	3,983	—	8,058

Income before taxes and dividends on preferred securities subject to mandatory redemption	1,964	1,737	2,838	(3,021)	3,518
Provision (benefit) for income taxes	(405)	563	967	—	1,125
Dividends on preferred securities subject to mandatory redemption	—	—	24	—	24

Net income	$2,369	$1,174	$1,847	$(3,021)	$2,369

Condensed Consolidating Statement of Income for the Year Ended November 30, 2003
Net revenues	$(605)	$4,901	$4,351	$—	$8,647
Equity in net income of subsidiaries	2,368	205	—	(2,573)	—
Total non-interest expenses	482	3,306	2,323	—	6,111

Income before taxes and dividends on preferred securities subject to mandatory redemption	1,281	1,800	2,028	(2,573)	2,536
Provision (benefit) for income taxes	(418)	617	566	—	765
Dividends on preferred securities subject to mandatory redemption	—	—	72	—	72

Net income	$1,699	$1,183	$1,390	$(2,573)	$1,699

LEHMAN BROTHERS HOLDINGS INC.
NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(Parent Company Only)

Condensed Consolidating Balance Sheet at November 30, 2005

In millions	Holdings	LBI	Other Subsidiaries	Eliminations	Total

Assets
Cash and cash equivalents	$4,053	$447	$2,434	$(2,034)	$4,900
Cash and securities segregated and on deposit for regulatory and other purposes	48	2,806	2,890	—	5,744
Financial instruments and other inventory positions owned and Securities received as collateral	22,087	56,936	154,023	(50,633)	182,413
Collateralized agreements	—	126,399	58,265	—	184,664
Receivables and other assets	4,382	10,268	25,869	(8,177)	32,342
Due from subsidiaries	56,195	37,768	289,590	(383,553)	—
Equity in net assets of subsidiaries	16,062	1,221	35,625	(52,908)	—

Total assets	$102,827	$235,845	$568,696	$(497,305)	$410,063

Liabilities and stockholders' equity
Short-term borrowings	$1,828	$115	$998	$—	$2,941
Financial instruments and other inventory positions sold but not yet purchased and Obligation to return securities received as collateral	238	55,224	109,685	(49,595)	115,552
Collateralized financing	13,158	70,739	68,528	—	152,425
Accrued liabilities and other payables	1,570	19,050	48,202	(8,780)	60,042
Due to subsidiaries	27,486	81,007	247,235	(355,728)	—
Long-term borrowings	41,753	5,922	44,928	(30,294)	62,309

Total liabilities	86,033	232,057	519,576	(444,397)	393,269
Commitments and contingencies
Total stockholders' equity	16,794	3,788	49,120	(52,908)	16,794

Total liabilities and stockholders' equity	$102,827	$235,845	$568,696	$(497,305)	$410,063

LEHMAN BROTHERS HOLDINGS INC.
NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(Parent Company Only)

Condensed Consolidating Balance Sheet at November 30, 2004

In millions	Holdings	LBI	Other Subsidiaries	Eliminations	Total

Assets
Cash and cash equivalents	$1,940	$557	$2,943	$—	$5,440
Cash and securities segregated and on deposit for regulatory and other purposes	—	1,591	2,494	—	4,085
Financial instruments and other inventory positions owned and Securities received as collateral	8,657	48,620	132,914	(40,974)	149,217
Collateralized agreements	17	103,573	66,239	—	169,829
Receivables and other assets	4,497	14,109	24,021	(14,030)	28,597
Due from subsidiaries	55,870	35,565	282,955	(374,390)	—
Equity in net assets of subsidiaries	13,549	1,220	37,791	(52,560)	—

Total assets	$84,530	$205,235	$549,357	$(481,954)	$357,168

Liabilities and stockholders' equity
Short-term borrowings	$1,597	$289	$971	$—	$2,857
Financial instruments and other inventory positions sold but not yet purchased and Obligation to return securities received as collateral	174	34,660	107,161	(40,965)	101,030
Collateralized financing	400	68,951	62,384	—	131,735
Accrued liabilities and other payables	1,667	19,416	42,689	(13,632)	50,140
Due to subsidiaries	25,608	73,059	250,972	(349,639)	—
Long-term borrowings	40,164	5,579	35,901	(25,158)	56,486

Total liabilities	69,610	201,954	500,078	(429,394)	342,248
Commitments and contingencies
Total stockholders' equity	14,920	3,281	49,279	(52,560)	14,920

Total liabilities and stockholders' equity	$84,530	$205,235	$549,357	$(481,954)	$357,168

LEHMAN BROTHERS HOLDINGS INC.
NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(Parent Company Only)

Condensed Consolidating Statement of Cash Flows for the Year Ended November 30, 2005

In millions	Holdings	LBI	Other Subsidiaries	Eliminations	Total

Cash Flows from Operating Activities
Net income	$3,260	$1,511	$3,071	$(4,582)	$3,260
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in income of subsidiaries	(3,836)	(746)	—	4,582	—
Depreciation and amortization	115	48	263	—	426
Deferred tax provision (benefit)	39	(102)	(439)	—	(502)
Tax benefit from the issuance of stock-based awards	1,005	—	—	—	1,005
Amortization of deferred stock compensation	1,055	—	—	—	1,055
Other adjustments	22	33	118	—	173
Net change in:
Cash and securities segregated and on deposit for regulatory and other purposes	(48)	(1,215)	(396)	—	(1,659)
Financial instruments and other inventory positions owned	(15,284)	(8,382)	(22,712)	9,726	(36,652)
Financial instruments and other inventory positions sold but not yet purchased	64	20,564	2,384	(8,856)	14,156
Collateralized agreements and collateralized financing, net	12,775	(21,038)	14,118	—	5,855
Other assets and payables, net	(1,039)	3,543	3,906	(1,015)	5,395
Due to/from affiliates, net	1,553	5,745	(10,573)	3,275	—

Net cash provided by (used in) operating activities	(319)	(39)	(10,260)	3,130	(7,488)

Cash Flows from Financing Activities
Derivative contracts with a financing element	—	—	140	—	140
Issuance of short-term borrowings, net	231	(174)	27	—	84
Issuance of long-term borrowings	11,862	500	17,332	(5,989)	23,705
Principal payments of long-term borrowings	(8,239)	(102)	(6,717)	825	(14,233)
Issuance of common stock	230	—	—	—	230
Issuance (retirement) of preferred stock	(250)	—	—	—	(250)
Purchase of treasury stock	(2,994)	—	—	—	(2,994)
Issuance of treasury stock	1,015	—	—	—	1,015
Dividends paid	(302)	—	—	—	(302)

Net cash provided by financing activities	1,553	224	10,782	(5,164)	7,395

Cash Flows from Investing Activities
Dividends received/(paid)	2,394	(259)	(2,135)	—	—
Purchase of property, equipment and leasehold improvements, net	(243)	(31)	(135)	—	(409)
Business acquisitions, net of cash acquired	—	(5)	(33)	—	(38)
Capital contributions from/to subsidiaries, net	(1,272)	—	1,272	—	—

Net cash provided by (used in) investing activities	879	(295)	(1,031)	—	(447)

Net change in cash and cash equivalents	2,113	(110)	(509)	(2,034)	(540)
Cash and cash equivalents, beginning of period	1,940	557	2,943	—	5,440

Cash and cash equivalents, end of period	$4,053	$447	$2,434	$(2,034)	$4,900

LEHMAN BROTHERS HOLDINGS INC.
NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(Parent Company Only)

Condensed Consolidating Statement of Cash Flows for the Year Ended November 30, 2004

In millions	Holdings	LBI	Other Subsidiaries	Eliminations	Total

Cash Flows from Operating Activities
Net income	$2,369	$1,174	$1,847	$(3,021)	$2,369
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in income of subsidiaries	(2,733)	(288)	—	3,021	—
Depreciation and amortization	126	28	274	—	428
Deferred tax provision (benefit)	(88)	(144)	158	—	(74)
Tax benefit from the issuance of stock-based awards	468	—	—	—	468
Amortization of deferred stock compensation	800	—	—	—	800
Real estate reconfiguration charge	19	—	—	—	19
Other adjustments	21	41	23	—	85
Net change in:
Cash and securities segregated and on deposit for regulatory and other purposes	—	329	(1,314)	—	(985)
Financial instruments and other inventory positions owned	3,475	(998)	(2,913)	(8,500)	(8,936)
Financial instruments and other inventory positions sold but not yet purchased	(71)	(997)	17,960	6,579	23,471
Collateralized agreements and collateralized financing, net	(1,657)	(21,279)	(12,182)	—	(35,118)
Other assets and payables, net	(777)	1,725	4,563	478	5,989
Due to/from affiliates, net	(11,639)	21,105	(14,555)	5,089	—

Net cash provided by (used in) operating activities	(9,687)	696	(6,139)	3,646	(11,484)

Cash Flows from Financing Activities
Derivative contracts with a financing element	—	—	334	—	334
Issuance of short-term borrowings, net	31	193	302	—	526
Issuance of long-term borrowings	14,759	513	10,372	(5,159)	20,485
Principal payments of long-term borrowings	(8,348)	(208)	(3,777)	1,513	(10,820)
Issuance of common stock	108	—	—	—	108
Issuance of preferred stock	300	—	—	—	300
Purchase of treasury stock	(1,693)	—	—	—	(1,693)
Issuance of treasury stock	551	—	—	—	551
Dividends paid	(258)	—	—	—	(258)

Net cash provided by financing activities	5,450	498	7,231	(3,646)	9,533

Cash Flows from Investing Activities
Dividends received/(paid)	2,502	(575)	(1,927)	—	—
Purchase of property, equipment and leasehold improvements, net	(120)	(21)	(260)	—	(401)
Business acquisitions, net of cash acquired	(130)	—	—	—	(130)
Capital contributions from/to subsidiaries, net	(967)	(200)	1,167	—	—

Net cash provided by (used in) investing activities	1,285	(796)	(1,020)	—	(531)

Net change in cash and cash equivalents	(2,952)	398	72	—	(2,482)
Cash and cash equivalents, beginning of period	4,892	159	2,871	—	7,922

Cash and cash equivalents, end of period	$1,940	$557	$2,943	$—	$5,440

LEHMAN BROTHERS HOLDINGS INC.
NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(Parent Company Only)

Condensed Consolidating Statement of Cash Flows for the Year Ended November 30, 2003

In millions	Holdings	LBI	Other Subsidiaries	Eliminations	Total
Cash Flows from Operating Activities
Net income	$1,699	$1,183	$1,390	$(2,573)	$1,699
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in income of subsidiaries	(2,368)	(205)	—	2,573	—
Depreciation and amortization	123	36	156	—	315
Deferred tax provision (benefit)	(81)	(149)	64	—	(166)
Tax benefit from the issuance of stock-based awards	543	—	—	—	543
Amortization of deferred stock compensation	625	—	—	—	625
Real estate reconfiguration charge	19	31	27	—	77
Other adjustments	—	36	(62)	—	(26)
Net change in:
Cash and securities segregated and on deposit for regulatory and other purposes	—	(26)	(231)	(40)	(297)
Financial instruments and other inventory positions owned	(1,709)	(3,250)	(34,008)	24,231	(14,736)
Financial instruments and other inventory positions sold but not yet purchased	(171)	(2,619)	28,039	(19,923)	5,326
Collateralized agreements and collateralized financing, net	2,509	(11,783)	6,430	—	(2,844)
Other assets and payables, net	(1,139)	1,974	7,579	2,966	11,380
Due to/from affiliates, net	1,317	15,106	(11,060)	(5,363)	—

Net cash provided by (used in) operating activities	1,367	334	(1,676)	1,871	1,896

Cash Flows from Financing Activities
Derivative contracts with a financing element	—	—	110	—	110
Payments for short-term borrowings, net	(1)	(16)	(21)	—	(38)
Issuance of long-term borrowings	9,449	1,300	4,744	(2,110)	13,383
Principal payments of long-term borrowings	(7,962)	(514)	(1,900)	239	(10,137)
Issuance of preferred securities subject to mandatory redemption	—	—	600	—	600
Issuance of common stock	57	—	—	—	57
Issuance of preferred stock	345	—	—	—	345
Purchase of treasury stock	(967)	—	—	—	(967)
Issuance of treasury stock	260	—	—	—	260
Dividends paid	(178)	—	—	—	(178)

Net cash provided by financing activities	1,003	770	3,533	(1,871)	3,435

Cash Flows from Investing Activities
Dividends received/(paid)	1,238	(1,000)	(238)	—	—
Purchase of property, equipment and leasehold improvements, net	314	(12)	(753)	—	(451)
Business acquisitions, net of cash acquired	(657)	—	—	—	(657)
Capital contributions from/to subsidiaries, net	(353)	(15)	368	—	—

Net cash provided by (used in) investing activities	542	(1,027)	(623)	—	(1,108)

Net change in cash and cash equivalents	2,912	77	1,234	—	4,223
Cash and cash equivalents, beginning of period	1,980	82	1,637	—	3,699

Cash and cash equivalents, end of period	$4,892	$159	$2,871	$—	$7,922

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

*
Included in this booklet

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
TABLE OF CONTENTS
AVAILABLE INFORMATION
PART I
LEHMAN BROTHERS HOLDINGS INC.
PART II
LEHMAN BROTHERS HOLDINGS INC.
Report of Independent Registered Public Accounting Firm
Management's Assessment of Internal Control over Financial Reporting
Report of Independent Registered Public Accounting Firm
LEHMAN BROTHERS HOLDINGS INC. CONSOLIDATED STATEMENT OF INCOME
LEHMAN BROTHERS HOLDINGS INC. CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
LEHMAN BROTHERS HOLDINGS INC. CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
LEHMAN BROTHERS HOLDINGS INC. CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY—(Continued)
LEHMAN BROTHERS HOLDINGS INC. CONSOLIDATED STATEMENT OF CASH FLOWS
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
EXHIBIT INDEX