Form 10-Q
period 2006-02-28
LEHMAN BROTHERS HOLDINGS INC
filed 2006-04-10
CIK 806085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-9466

Lehman Brothers Holdings Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-3216325
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

745 Seventh Avenue, New York, New York	10019
(Address of principal executive offices)	(Zip Code)

(212) 526-7000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of March 31, 2006, 267,714,049 shares of the Registrant’s Common Stock, par value $0.10 per share, were outstanding.

LEHMAN BROTHERS HOLDINGS INC.

FORM 10-Q

FOR THE QUARTER ENDED FEBRUARY 28, 2006

LEHMAN BROTHERS HOLDINGS INC.

AVAILABLE INFORMATION

Lehman Brothers Holdings Inc. (“Holdings”) files annual, quarterly and current reports, proxy statements and other information with the United States Securities and Exchange Commission (“SEC”). You may read and copy any document Holdings files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549, U.S.A. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330 (or 1-202-551-8090). The SEC maintains an internet site that contains annual, quarterly and current reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. Holdings’ electronic SEC filings are available to the public at http://www.sec.gov.

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

Lehman Brothers Holdings Inc.

Office of the Corporate Secretary

1301 Avenue of the Americas

5th Floor

New York, New York 10019, U.S.A.

1-212-526-0858

In order to view and print the documents referred to above (which are in the .PDF format) on Holdings’ internet site, you will need to have installed on your computer the Adobe® Acrobat® Reader® software. If you do not have Adobe Acrobat, a link to Adobe Systems Incorporated’s internet site, from which you can download the software, is provided.

LEHMAN BROTHERS HOLDINGS INC.

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

LEHMAN BROTHERS HOLDINGS INC.

CONSOLIDATED STATEMENT of INCOME

(Unaudited)

In millions, except per share data Quarter ended February 28	2006	2005

Revenues
Principal transactions	$2,473	$2,195
Investment banking	835	683
Commissions	472	411
Interest and dividends	6,192	3,884
Asset management and other	335	218
Total revenues	10,307	7,391
Interest expense	5,846	3,581
Net revenues	4,461	3,810

Non-Interest Expenses
Compensation and benefits	2,199	1,886
Technology and communications	228	200
Brokerage, clearance and distribution fees	141	131
Occupancy	141	119
Professional fees	72	62
Business development	60	53
Other	69	53
Total non-personnel expenses	711	618
Total non-interest expenses	2,910	2,504

Income before taxes and cumulative effect of accounting change	1,551	1,306
Provision for income taxes	513	431
Income before cumulative effect of accounting change	$1,038	$875
Cumulative effect of accounting change	47	—
Net income	$1,085	$875
Net income applicable to common stock	$1,069	$856
Earnings per basic share:
Income before cumulative effect of accounting change	$3.75	$3.07
Cumulative effect of accounting change	0.17	—
Earnings per basic share	$3.92	$3.07

Earnings per diluted share:
Income before cumulative effect of accounting change	$3.50	$2.91
Cumulative effect of accounting change	0.16	—
Earnings per diluted share	$3.66	$2.91

Dividends paid per common share	$0.24	$0.20

See Notes to Consolidated Financial Statements.

LEHMAN BROTHERS HOLDINGS INC.

CONSOLIDATED STATEMENT of FINANCIAL CONDITION

(Unaudited)

In millions	February 28, 2006	November 30, 2005
Assets
Cash and cash equivalents	$6,682	$4,900

Cash and securities segregated and on deposit for regulatory and other purposes	5,569	5,744

Financial instruments and other inventory positions owned (includes $41,501 in 2006 and $36,369 in 2005 pledged as collateral)	191,630	177,438

Securities received as collateral	5,001	4,975

Collateralized agreements:
Securities purchased under agreements to resell	110,005	106,209
Securities borrowed	88,891	78,455

Receivables:
Brokers, dealers and clearing organizations	5,917	7,454
Customers	13,986	12,887
Others	1,429	1,302

Property, equipment and leasehold improvements (net of accumulated depreciation and amortization of $1,566 in 2006 and $1,448 in 2005)	2,966	2,885

Other assets	4,438	4,558

Identifiable intangible assets and goodwill (net of accumulated amortization of $271 in 2006 and $257 in 2005)	3,282	3,256
Total assets	$439,796	$410,063

See Notes to Consolidated Financial Statements.

In millions, except per share data	February 28, 2006	November 30, 2005
Liabilities and Stockholders’ Equity
Short-term borrowings	$4,807	$2,941
Financial instruments and other inventory positions sold but not yet purchased	115,195	110,577
Obligation to return securities received as collateral	5,001	4,975
Collateralized financings:
Securities sold under agreements to repurchase	133,600	116,155
Securities loaned	15,246	13,154
Other secured borrowings	18,363	23,116
Payables:
Brokers, dealers and clearing organizations	2,254	1,870
Customers	53,483	47,210
Accrued liabilities and other payables	8,258	10,962
Long-term borrowings (includes $6,210 in 2006 at fair value)	66,096	62,309
Total liabilities	422,303	393,269
Commitments and contingencies

Stockholders’ Equity
Preferred stock	1,095	1,095
Common stock, $0.10 par value; Shares authorized: 600,000,000 in 2006 and 2005; Shares issued: 303,568,973 in 2006 and 302,668,973 in 2005; Shares outstanding: 269,151,459 in 2006 and 271,437,103 in 2005	30	30
Additional paid-in capital	8,747	6,314
Accumulated other comprehensive income (net of tax)	(16)	(16)
Retained earnings	13,192	12,198
Common stock held in RSU trust	(1,448)	(1,510)
Other stockholders’ equity, net	—	2,275
Common stock in treasury, at cost: 34,417,514 shares in 2006 and 31,231,870 shares in 2005	(4,107)	(3,592)

Total common stockholders’ equity	16,398	15,699

Total stockholders’ equity	17,493	16,794

Total liabilities and stockholders’ equity	$439,796	$410,063

See Notes to Consolidated Financial Statements.

LEHMAN BROTHERS HOLDINGS INC.

CONSOLIDATED STATEMENT of CASH FLOWS

(Unaudited)

In millions Quarter ended February 28	2006	2005
Cash Flows From Operating Activities
Net income	$1,085	$875
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	122	107
Tax benefit from the issuance of stock-based awards	—	165
Amortization of deferred stock compensation	249	168
Cumulative effect of accounting change	(47)	—
Other adjustments	(69)	14
Net change in:
Cash and securities segregated and on deposit for regulatory and other purposes	175	(193)
Financial instruments and other inventory positions owned	(13,444)	(8,890)
Resale agreements, net of repurchase agreements	13,649	7,334
Securities borrowed, net of securities loaned	(8,344)	(7,238)
Other secured borrowings	(4,753)	(281)
Receivables from brokers, dealers and clearing organizations	1,537	(154)
Receivables from customers	(1,099)	963
Financial instruments and other inventory positions sold but not yet purchased	4,599	665
Payables to brokers, dealers and clearing organizations	384	2,103
Payables to customers	6,273	3,101
Accrued liabilities and other payables	(2,861)	(1,728)
Other operating assets and liabilities, net	—	(15)
Net cash used in operating activities	(2,544)	(3,004)
Cash Flows From Financing Activities
Derivative contracts with a financing element	19	263
Tax benefit from the issuance of stock-based awards	217	—
Issuance of short-term borrowings, net	1,866	222
Issuance of long-term borrowings	7,514	6,915
Principal payments of long-term borrowings	(4,492)	(3,642)
Issuance of common stock	58	79
Issuance of treasury stock	210	386
Purchase of treasury stock	(766)	(589)
Dividends paid	(87)	(76)
Net cash provided by financing activities	4,539	3,558
Cash Flows From Investing Activities
Purchase of property, equipment and leasehold improvements, net	(123)	(63)
Business acquisitions, net of cash acquired	(90)	—
Net cash used in investing activities	(213)	(63)
Net change in cash and cash equivalents	1,782	491
Cash and cash equivalents, beginning of period	4,900	5,440
Cash and cash equivalents, end of period	$6,682	$5,931
Supplemental Disclosure of Cash Flow Information (in millions):
Interest paid totaled $5,928 and $3,755 in 2006 and 2005, respectively.
Income taxes paid totaled $261 and $289 in 2006 and 2005, respectively.

See Notes to Consolidated Financial Statements.

LEHMAN BROTHERS HOLDINGS INC.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 Summary of Significant Accounting Policies

Basis of Presentation

The Consolidated Financial Statements include the accounts of Lehman Brothers Holdings Inc. (“Holdings”) and subsidiaries (collectively, the “Company,” “Lehman Brothers,” “we,” “us” or “our”). We are one of the leading global investment banks serving institutional, corporate, government and high-net-worth individual clients. Our worldwide headquarters in New York and regional headquarters in London and Tokyo are complemented by offices in additional locations in North America, Europe, the Middle East, Latin America and the Asia Pacific region. We are engaged primarily in providing financial services. The principal U.S., European, and Asian subsidiaries of Holdings are Lehman Brothers Inc. (“LBI”), a U.S. registered broker-dealer, Lehman Brothers International (Europe) (“LBIE”), an authorized investment firm in the United Kingdom and Lehman Brothers Japan (“LBJ”), a registered securities company in Japan, respectively.

These Consolidated Financial Statements are prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) with respect to Form 10-Q and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Pursuant to such rules and regulations, certain footnote disclosures that normally are required under generally accepted accounting principles are omitted. These Consolidated Financial Statements and notes should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto (the “2005 Consolidated Financial Statements”) included in Holdings’ Annual Report on Form 10-K for the fiscal year ended November 30, 2005 (the “Form 10-K”). The Consolidated Statement of Financial Condition at November 30, 2005 included in this Form 10-Q for the quarter ended February 28, 2006 was derived from the 2005 Consolidated Financial Statements.

The Consolidated Financial Statements are prepared in conformity with generally accepted accounting principles. All material intercompany accounts and transactions have been eliminated in consolidation. Certain prior-period amounts reflect reclassifications to conform to the current year’s presentation.

The nature of our business is such that the results of any interim period may vary significantly from quarter to quarter and may not be indicative of the results to be expected for the fiscal year.

Use of Estimates

Generally accepted accounting principles require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management estimates are required in determining the valuation of inventory positions, particularly over-the-counter (“OTC”) derivatives, certain commercial mortgage loans and investments in real estate, certain high-yield positions, private equity and other principal investments, and non-investment-grade interests in securitizations. Additionally, significant management estimates are required in assessing the realizability of deferred tax assets, the fair value of assets and liabilities acquired in a business acquisition, the accounting treatment of QSPEs and VIEs, the outcome of litigation, the fair value of equity-based compensation awards and determining the allocation of the cost of acquired businesses to identifiable intangible assets and goodwill. Management believes the estimates used in preparing the financial statements are reasonable and prudent. Actual results could differ from these estimates.

Consolidation Accounting Policies

Operating companies. Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), “Consolidation of Variable Interest Entities (revised December 2003)—an interpretation of ARB No. 51” (“FIN 46(R)”), defines the criteria necessary to be considered an operating company (i.e., a voting-interest entity) for which the consolidation accounting guidance of Statement of Financial Accounting Standards (“SFAS”) No. 94, “Consolidation of All Majority-Owned Subsidiaries” (“SFAS 94”) should be applied. As required by SFAS 94, we consolidate operating companies in which we have a controlling financial interest. The usual condition for a controlling financial interest is ownership of a majority of the voting interest. FIN 46(R) defines operating companies as businesses that have sufficient legal equity to absorb the entities’ expected losses (presumed to require minimum 10% equity) and, in each case, for which the equity holders have substantive voting rights and participate substantively in the gains and losses of such entities. Operating companies in which we exercise significant influence but do not control are accounted for under the equity method. Significant influence generally is deemed to exist when we own 20% to 50% of the voting equity of a corporation, or when we hold at least 3% of a limited partnership interest.

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

A QSPE generally can be described as an entity whose permitted activities are limited to passively holding financial assets and distributing cash flows to investors based on pre-set terms. Our primary involvement with SPEs relates to securitization transactions in which transferred assets, including mortgages, loans, receivables and other assets, are sold to an SPE that qualifies as a QSPE under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). In accordance with SFAS 140 we do not consolidate QSPEs. Rather, we recognize only the interests in the QSPEs we continue to hold, if any. We account for such interests at fair value.

Certain SPEs do not meet the QSPE criteria because their permitted activities are not sufficiently limited or because the assets are not deemed qualifying financial instruments (e.g., real estate). Such SPEs are referred to as VIEs and we typically use them to create securities with a unique risk profile desired by investors, as a means of intermediating financial risk or to make an investment in real estate. In the normal course of business we may establish VIEs, sell assets to VIEs, underwrite, distribute, and make a market in securities issued by VIEs, transact derivatives with VIEs, own interests in VIEs, and provide liquidity or other guarantees to VIEs. Under FIN 46(R), we are required to consolidate a VIE if we are deemed to be the primary beneficiary of such entity. The primary beneficiary is the party that has either a majority of the expected losses or a majority of the expected residual returns of such entity, as defined.

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

Asset management and other. Investment advisory fees are recorded as earned. Generally, high-net-worth and institutional clients are charged or billed quarterly based on the account’s net asset value at the end of a quarter. Investment advisory and administrative fees earned from our mutual fund business (the “Funds”) are charged monthly to the Funds based on average daily net assets under management. In certain circumstances, we receive asset management incentive fees when the return on assets under management exceeds specified benchmarks. Such incentive fees generally are based on investment performance over a twelve-month period and are not subject to adjustment after the measurement period ends. Accordingly, such incentive fees are recognized when the measurement period ends. We receive private equity incentive fees when the return on certain private equity funds’ investments exceeds specified threshold returns. Such incentive fees typically are based on investment periods in excess of one year, and future investment underperformance could require amounts previously distributed to us to be returned to the funds. Accordingly, these incentive fees are recognized when all material contingencies have been substantially resolved.

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

We follow the American Institute of Certified Public Accountants (“AICPA”) Audit and Accounting Guide, “Brokers and Dealers in Securities” (the “Guide”) when determining market or fair value for financial instruments. Market value generally is determined based on listed prices or broker quotes. In certain instances, such price quotations may be deemed unreliable when the instruments are thinly traded or when we hold a substantial block of a particular security and the listed price is not deemed to be readily realizable. In accordance with the Guide, in these instances we determine fair value based on management’s best estimate, giving appropriate consideration to reported prices and the extent of public trading in similar securities, the discount from the listed price associated with the cost at the date of acquisition, and the size of the position held in relation to the liquidity in the market, among other factors. When listed prices or broker quotes are not available, we determine fair value based on pricing models or other valuation techniques, including the use of implied pricing from similar instruments. We typically use pricing models to derive fair value based on the net present value of estimated future cash flows including adjustments, when appropriate, for liquidity, credit and/or other factors. We account for real estate positions held for sale at the lower of cost or fair value with gains or losses recognized in Principal transactions in the Consolidated Statement of Income.

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

Derivatives are recorded at market or fair value in the Consolidated Statement of Financial Condition on a net-by-counterparty basis when a legal right of offset exists, and are netted across products when such provisions are stated in the master netting agreement. Cash collateral received is netted on a counterparty basis, provided legal right of offset exists. Derivatives often are referred to as off-balance-sheet instruments because neither their notional amounts nor the underlying instruments are reflected as assets or liabilities of the Company. Instead, the market or fair values related to the derivative transactions are reported in the Consolidated Statement of Financial Condition as assets or liabilities, in Derivatives and other contractual agreements, as applicable. Margin on futures contracts is included in receivables and payables from/to brokers, dealers and clearing organizations, as applicable. Changes in fair values of derivatives are recorded in Principal transactions in the Consolidated Statement of Income. Market or fair value generally is determined either by quoted market prices (for exchange-traded futures and options) or pricing models (for swaps, forwards and options). Pricing models use a series of market inputs to determine the present value of future cash flows with adjustments, as required, for credit risk and liquidity risk. Credit-related valuation adjustments incorporate historical experience and estimates of expected losses. Additional valuation adjustments may be recorded, as deemed appropriate, for new or complex products or for positions with significant concentrations. These adjustments are integral components of the mark-to-market process.

We follow Emerging Issues Task Force (“EITF”) Issue No. 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved In Energy Trading and Risk Management Activities” (“EITF 02-3”) when marking to market our derivative contracts. Under EITF 02-3, recognition of a trading profit at inception of a derivative transaction is prohibited unless the fair value of that derivative is obtained from a quoted market price, supported by comparison to other observable market transactions or based on a valuation technique incorporating observable market data. Subsequent to the transaction date, we recognize trading profits deferred at inception of the derivative transaction in the period in which the valuation of such instrument becomes observable.

As an end user, we primarily use derivatives to modify the interest rate characteristics of our long-term debt and secured financing activities. We also use equity derivatives to hedge our exposure to equity price risk embedded in certain of our debt obligations and foreign exchange forwards to manage the currency exposure related to our net investment in non-U.S.-dollar functional currency operations (collectively, “End-User Derivative Activities”). In many hedging relationships both the derivative and the hedged item are marked to market through earnings (“fair value hedge”). In these instances, the hedge relationship is highly effective and the mark to market on the derivative and the hedged item virtually offset. Certain derivatives embedded in long-term debt are bifurcated from the debt and marked to market through earnings.

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

Securities Received as Collateral and Obligation to Return Securities Received as Collateral

When we act as the lender of securities in a securities-lending agreement and we receive securities that can be pledged or sold as collateral, we recognize in the Consolidated Statement of Financial Condition an asset, representing the securities received (Securities received as collateral) and a liability, representing the obligation to return those securities (Obligation to return securities received as collateral).

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

Long-Lived Assets

Property, equipment and leasehold improvements are recorded at historical cost, net of accumulated depreciation and amortization. Depreciation is recognized using the straight-line method over the estimated useful lives of the assets. Buildings are depreciated up to a maximum of 40 years. Leasehold improvements are amortized over the lesser of their useful lives or the terms of the underlying leases, ranging up to 30 years. Equipment, furniture and fixtures are depreciated over periods of up to 15 years. Internal-use software that qualifies for capitalization under AICPA Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” is capitalized and subsequently amortized over the estimated useful life of the software, generally three years, with a maximum of seven years. We review long-lived assets for impairment periodically and whenever events or changes in circumstances indicate the carrying amounts of the assets may be impaired. If the expected future undiscounted cash flows are less than the carrying amount of the asset, an impairment loss would be recognized to the extent the carrying value of such asset exceeded its fair value.

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

Share-Based Compensation

In 2004, we adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation–Transition and Disclosure, an amendment of FASB Statement No. 123” (“SFAS 123”) using the prospective adoption method. Under this method of adoption, compensation expense was recognized over the related service periods based on the fair value of stock options and restricted stock units (“RSUs”) granted for 2004 and future years. Under SFAS 123, stock options granted in periods prior to fiscal 2004 continued to be accounted for under the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Accordingly under SFAS 123 no compensation expense was recognized for stock option awards granted prior to fiscal 2004 because the exercise price equaled or exceeded the market value of our common stock on the grant date.

On December 1, 2005 we adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”) using the modified-prospective transition method. Under this transition method, compensation cost recognized during the quarter ended February 28, 2006 includes: (a) compensation cost for all share-based awards granted prior to, but not yet vested as of, December 1, 2005, (including pre-2004 options) based on the grant-date fair value and related service period estimates in accordance with the original provisions of SFAS 123 and (b) compensation cost for all share-based awards granted subsequent to December 1, 2005, based on the grant-date fair value and related service periods estimated in accordance with the provisions of SFAS 123(R). Under the provisions of the modified-prospective transition method, results for the three months ended February 28, 2005 have not been restated.

SFAS 123(R) clarifies and expands the guidance in SFAS 123 in several areas, including measuring fair value and attributing compensation cost to reporting periods. Changes to SFAS 123 fair value measurement and service period provisions prescribed by SFAS 123(R) include a requirement to: (a) estimate forfeitures of share-based awards at the date of grant, rather than recognizing forfeitures as incurred as permitted by SFAS 123; (b) expense share-based awards granted to retirement eligible employees and those employees with non-substantive non-compete agreements immediately, whereas our accounting practice under SFAS 123 was to recognize such costs over the expected service period, (c) attribute compensation costs of share-based award grants to the stated future vesting period, whereas our accounting practice under SFAS 123 included a partial attribution of compensation costs of share-based awards to services performed during the year of grant and (d) recognize compensation cost of all share-based awards based upon the grant-date fair value (including pre-2004 options), rather than our accounting methodology under SFAS 123 which continued to recognize pre-2004 option grants based upon their intrinsic value. See “Accounting Changes and Other Accounting Developments” below for a further discussion of SFAS 123(R) and the cumulative effect of an accounting change recognized in the first quarter of 2006.

Earnings per Share

We compute earnings per share (“EPS”) in accordance with SFAS No. 128, “Earnings per Share.” Basic EPS is computed by dividing net income applicable to common stock by the weighted-average number of common shares outstanding, which includes restricted stock units for which service has been provided. Diluted EPS includes the components of basic EPS and also includes the dilutive effects of restricted stock units for which service has not yet been provided and employee stock options. See Notes 7 and 9 to the Consolidated Financial Statements for additional information about EPS.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). We recognize the current and deferred tax consequences of all transactions that have been recognized in the financial statements using the provisions of the enacted tax laws. Deferred tax assets are recognized for temporary differences that will result in deductible amounts in future years and for tax loss carry-forwards. We record a valuation allowance to reduce deferred tax assets to an amount that more likely than not will be realized. Deferred tax liabilities are recognized for temporary differences that will result in taxable income in future years. Contingent liabilities related to income taxes are recorded when probable and reasonably estimable in accordance with SFAS No. 5, “Accounting for Contingencies.”

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

Accounting Changes and Other Accounting Developments

SFAS 123(R). On December 1, 2005 we adopted SFAS 123(R) using the modified-prospective transition method. As a result of adopting SFAS 123(R), we recognized an after-tax gain of $47 million ($84 million pre-tax) or $0.16 per diluted common share, as the cumulative effect of a change in accounting principle attributable to the requirement to estimate forfeitures at the grant date instead of recognizing them as incurred. The adoption of SFAS 123(R) did not otherwise have a material effect on our 2006 consolidated financial statements for the quarter ended February 28, 2006, and is not expected to otherwise have a material effect on our fiscal 2006 consolidated financial statements.

Prior to adopting SFAS 123(R) we presented the cash flows related to income tax deductions in excess of the compensation cost recognized on stock issued under RSUs and stock options exercised during the period (“excess tax benefits”) as operating cash flows in the Consolidated Statement of Cash Flows. SFAS 123(R) requires excess tax benefits to be classified as financing cash flows. The $217 million excess tax benefit classified as a financing cash inflow in the Consolidated Statement of Cash Flows for the quarter ended February 28, 2006 would have been classified as an operating cash inflow if we had not adopted SFAS 123(R).

In addition, as a result of adopting SFAS 123(R), certain balance sheet amounts associated with share-based compensation costs have been reclassified within the equity section of the balance sheet. This change in presentation had no net effect on our total equity. Effective December 1, 2005, Deferred stock compensation (representing unearned costs of RSU awards) and Common stock issuable are presented on a net basis, with the net amount being reclassified into Additional paid-in capital.

See “Share-Based Compensation” above and Note 9, “Share-Based Employee Incentive Plans,” for additional information.

SFAS 155. We issue structured notes (also referred to as hybrid instruments) for which the interest rates and/or principal payments are linked to the performance of an underlying measure (including single securities, baskets of securities, commodities, currencies, or credit events). Through November 30, 2005, we assessed the payment components of these instruments to determine if the embedded derivative required separate accounting under SFAS 133, and if so, the embedded derivative was bifurcated from the host debt instrument and accounted for at fair value and reported in long-term borrowings along with the related host debt instrument which was accounted for on an amortized cost basis.

In February 2006 the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”). SFAS 155 permits fair value measurement of any structured note that contains an embedded derivative that would require bifurcation under SFAS 133. Such fair value measurement election is permitted on an instrument by instrument basis. We elected to early adopt SFAS 155 as of December 1, 2005, and we have applied SFAS 155 fair value measurement to all structured notes issued after November 30, 2005 as well as certain structured notes that existed at November 30, 2005. The effect of this adoption resulted in a $24 million after-tax decrease ($43 million pre-tax) to opening retained earnings as of December 1, 2005, representing the difference between the fair value of these structured notes and our prior carrying value as of November 30, 2005. The net after-tax adjustment included structured notes that had gross gains of $18 million ($32 million pre-tax) and gross losses of $42 million ($75 million pre-tax). This change in accounting principle did not have a material effect on our 2006 consolidated financial statements.

SFAS 156. In March 2006 the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”). SFAS 156 amends SFAS 140 with respect to the accounting for separately-recognized servicing assets and liabilities. SFAS 156 requires all separately-recognized servicing assets and liabilities to be initially measured at fair value, and permits companies to elect, on a class-by-class basis, to account for servicing assets and liabilities on either a lower of cost or market value basis or a fair value measurement basis.

We elected to early adopt SFAS 156 as of December 1, 2005 and to measure all classes of servicing assets at fair value. Servicing assets and liabilities at November 30, 2005 were accounted for at the lower of amortized cost or market value basis. As a result of adopting SFAS 156, we recognized an $18 million after-tax increase ($33 million pre-tax) to opening retained earnings as of December 1, 2005, representing the effect of remeasuring all servicing assets and liabilities that existed at November 30, 2005 from a lower of amortized cost or market basis to a fair value basis. This change in accounting principle did not have a material effect on our 2006 consolidated financial statements.

See Note 3, “Securitizations and Other Off-Balance-Sheet Arrangements,” for additional information.

EITF Issue No. 04-5. In June 2005 the FASB ratified the consensus reached in EITF Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-5”) which requires general partners (or managing members in the case of limited liability companies) to consolidate their partnerships or to provide limited partners with rights to remove the general partner or to terminate the partnership. As the general partner of numerous private equity, merchant banking and asset management partnerships, we adopted EITF 04-5 immediately for partnerships formed or modified after June 29, 2005. For partnerships formed on or before June 29, 2005 that have not been modified, we are required to adopt EITF 04-5 on December 1, 2006 in a manner similar to a cumulative-effect-type adjustment or by retrospective application. We do not expect adoption of EITF 04-5 for partnerships formed on or before June 29, 2005 that have not been modified will have a material effect on our consolidated financial statements.

Note 2 Financial Instruments

Financial Instruments and Other Inventory Positions

Financial instruments and other inventory positions owned and Financial instruments and other inventory positions sold but not yet purchased were comprised of the following:

In millions	Owned		Sold But Not Yet Purchased
February 28 and November 30	2006	2005	2006	2005
Mortgages, mortgage-backed and real estate inventory positions	$60,785	$62,216	$69	$63
Government and agencies	41,175	30,079	65,137	64,743
Corporate equities	34,282	33,426	26,424	21,018
Corporate debt and other	32,100	30,182	7,908	8,997
Derivatives and other contractual agreements	16,614	18,045	15,071	15,560
Certificates of deposit and other money market instruments	6,674	3,490	586	196
	$191,630	$177,438	$115,195	$110,577

Mortgages, Mortgage-backed and Real Estate Inventory Positions

Mortgages and mortgage-backed positions include mortgage loans (both residential and commercial), non-agency mortgage-backed securities and real estate investments held for sale. We originate residential and commercial mortgage loans as part of our mortgage trading and securitization activities and are a market leader in mortgage-backed securities trading. We securitized approximately $34 billion and $25 billion of residential mortgage loans for the three months ended February 28, 2006 and 2005, respectively, including both originated loans and those we acquired in the secondary market. We originated approximately $16 billion and $20 billion of residential mortgage loans for the three months ended February 28, 2006 and 2005, respectively. In addition, we originated approximately $8 billion and $4 billion of commercial mortgage loans for the three months ended February 28, 2006 and 2005, respectively, the majority of which has been sold through securitization or syndication activities. See Note 3 to the Consolidated Financial Statements for additional information about our securitization activities. We record mortgage loans at fair value, with related mark-to-market gains and losses recognized in Principal transactions in the Consolidated Statement of Income.

At February 28, 2006 and November 30, 2005, we owned approximately $7.6 billion and $7.9 billion, respectively, of real estate held for sale. Our net investment position after giving effect to non-recourse financing was $4.5 billion and $4.8 billion at February 28, 2006 and November 30, 2005, respectively.

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

We record derivative contracts at fair value with realized and unrealized gains and losses recognized in Principal transactions in the Consolidated Statement of Income. Unrealized gains and losses on derivative contracts are recorded on a net basis in the Consolidated Statement of Financial Condition for those transactions with counterparties executed under a legally enforceable master netting agreement and are netted across products when such provisions are stated in the master netting agreement. We offer equity, fixed income and foreign exchange derivative products to clients. Because of the integrated nature of the market for such products, each product area trades cash instruments as well as derivative products.

The following table presents the fair value of derivatives at February 28, 2006 and November 30, 2005. Assets included in the table represent unrealized gains, net of unrealized losses, for situations in which we have a master netting agreement. Similarly, liabilities represent net amounts owed to counterparties. The fair value of assets/liabilities related to derivative contracts at February 28, 2006 and November 30, 2005 represents our net receivable/payable for derivative financial instruments before consideration of securities collateral. At both February 28, 2006 and November 30, 2005, the fair value of derivative assets included $2.6 billion related to exchange-traded option and warrant contracts.

Fair Value of Derivatives and Other Contractual Agreements

	February 28, 2006		November 30, 2005
In millions	Assets	Liabilities	Assets	Liabilities
Interest rate, currency and credit default swaps and options	$8,233	$6,954	$8,273	$7,128
Foreign exchange forward contracts and options	1,194	1,557	1,970	2,004
Other fixed income securities contracts (including TBAs and forwards)	1,651	593	2,241	896
Equity contracts (including equity swaps, warrants and options)	5,536	5,967	5,561	5,532
	$16,614	$15,071	$18,045	$15,560

The primary difference in risks between OTC and exchange-traded contracts is credit risk. OTC contracts contain credit risk for unrealized gains, net of collateral, from various counterparties for the duration of the contract. With respect to OTC contracts, we view our net credit exposure to be $9.8 billion at February 28, 2006 and $10.5 billion at November 30, 2005, representing the fair value of OTC contracts in an unrealized gain position, after consideration of collateral. Counterparties to our OTC derivative products primarily are U.S. and foreign banks, securities firms, corporations, governments and their agencies, finance companies, insurance companies, investment companies and pension funds. Collateral held related to OTC contracts generally includes U.S. government and federal agency securities.

We also are subject to credit risk related to exchange-traded derivative contracts. Exchange-traded contracts, including futures and certain options, are transacted directly on exchanges. To protect against the potential for a default, all exchange clearinghouses impose net capital requirements for their membership. Additionally, exchange clearinghouses require counterparties to futures contracts to post margin upon the origination of the contracts and for any changes in the market value of the contracts on a daily basis. Therefore, the potential for credit losses from exchange-traded products is limited.

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

Financial instruments and other inventory positions owned include U.S. government and agency securities, and securities issued by non-U.S. governments, which in the aggregate represented 9% of total assets at February 28, 2006. In addition, collateral held for resale agreements represented approximately 25% of total assets at February 28, 2006, and primarily consisted of securities issued by the U.S. government, federal agencies or non-U.S. governments. Our most significant industry concentration is financial institutions, which includes other brokers and dealers, commercial banks and institutional clients. This concentration arises in the normal course of business.

Note 3 Securitizations and Other Off-Balance-Sheet Arrangements

We are a market leader in mortgage- and asset-backed securitizations and other structured financing arrangements. In connection with our securitization activities, we use SPEs primarily for the securitization of commercial and residential mortgages, home equity loans, municipal and corporate bonds, and lease and trade receivables. The majority of our involvement with SPEs relates to securitization transactions meeting the SFAS 140 definition of a QSPE. Based on the guidance in SFAS 140, we do not consolidate such QSPEs. We derecognize financial assets transferred in securitizations, provided we have relinquished control over such assets. We may continue to hold an interest in the financial assets we securitize (“interests in securitizations”), which may include assets in the form of residual interests in the SPEs established to facilitate the securitization. Interests in securitizations are included in Financial instruments and other inventory positions owned (primarily Mortgages and mortgage-backed) in the Consolidated Statement of Financial Condition. For further information regarding the accounting for securitization transactions, refer to Note 1, “Summary of Significant Accounting Policies—Consolidation Accounting Policies.”

For the three months ended February 28, 2006 and 2005, we securitized approximately $37 billion and $30 billion of financial assets, including approximately $34 billion and $25 billion of residential mortgages, $2 billion of commercial mortgages for both periods, and $1 billion and $3 billion of municipal and other asset-backed financial instruments, respectively. At both February 28, 2006 and November 30, 2005, we had approximately $700 million of non-investment grade interests from our securitization activities (primarily junior security interests in securitizations), comprised of $600 million and $500 million of residential mortgages, respectively, and $100 million and $200 million of municipal and other asset-backed financial instruments, respectively. We record inventory positions held prior to securitization, including residential and commercial loans, at fair value, as well as any interests held post-securitization. Mark-to-market gains or losses are recorded in Principal transactions in the Consolidated Statement of Income. Fair value is determined based on listed market prices, if available. When market prices are not available, fair value is determined based on valuation pricing models that take into account relevant factors such as discount, credit and prepayment assumptions, and also considers comparisons to similar market transactions.

The following table presents the fair value of our interests in securitizations at February 28, 2006 and November 30, 2005, the key economic assumptions used in measuring the fair value of such interests, and the sensitivity of the fair value of such interests to immediate 10% and 20% adverse changes in the valuation assumptions, as well as the cash flows received on such interests in the securitizations.

Securitization Activity

	February 28, 2006			November 30, 2005
	Residential Mortgages			Residential Mortgages
		Non-	Muni		Non-	Muni
	Investment	Investment	and	Investment	Investment	and
Dollars in millions	Grade	Grade	Other	Grade	Grade	Other
Interests in securitizations (in billions)	$5.5	$0.6	$0.5	$6.4	$0.5	$0.5

Weighted-average life (years)	6	4	13	6	5	14

Average CPR (1)	20.0	29.6	1.5	20.8	28.2	1.9
Effect of 10% adverse change	$15	$—	$—	$11	$10	$—
Effect of 20% adverse change	$35	$—	$—	$28	$18	$—

Weighted-average credit loss assumption	0.2%	1.3%	0.2%	0.2%	1.2%	0.3%
Effect of a 10% adverse change	$4	$33	$6	$2	$23	$5
Effect of a 20% adverse change	$14	$74	$12	$6	$44	$11

Weighted-average discount rate	6%	18%	6%	7%	15%	6%
Effect of a 10% adverse change	$147	$39	$48	$155	$22	$41
Effect of a 20% adverse change	$286	$70	$89	$307	$41	$74

	Quarter ended February 28, 2006			Year ended November 30, 2005
Cash flows received on interests in securitizations	$198	$51	$26	$625	$138	$188

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

Mortgage servicing rights. Mortgage servicing rights (“MSRs”) represent the Company’s right to a future stream of cash flows based upon the contractual servicing fee associated with servicing mortgage loans and mortgage-backed securities. Our MSRs generally arise from the securitization of residential mortgage loans that we originate. MSRs are included in “Financial instruments and other inventory positions owned” on the Consolidated Statements of Financial Condition. At February 28, 2006 and November 30, 2005, the Company has MSRs of approximately $656 million and $561 million, respectively.

Effective with our early adoption of SFAS 156, beginning as of December 1, 2005 MSRs are carried at fair value, with changes in fair value reported in earnings in the period in which the change occurs. On or before November 30, 2005, MSRs were carried at the lower of amortized cost or market value. The effect of this change in accounting from lower of amortized cost or market value to fair value has been reported as a cumulative effect adjustment to December 1, 2005 retained earnings, resulting in an increase of $18 million after-tax ($33 million pre-tax). See Note 1, “Summary of Significant Accounting Policies—Accounting Changes and Other Accounting Developments,” for additional information.

The determination of fair value of our MSRs requires management judgment because they are not actively traded. The determination of fair value for MSRs requires valuation processes which combine the use of discounted cash flow models and extensive analysis of current market data to arrive at an estimate of fair value. The cash flow and prepayment assumptions used in our discounted cash flow model are based on empirical data drawn from the historical performance of our MSRs, which we believe are consistent with assumptions used by market participants valuing similar MSRs, and from data obtained on the performance of similar MSRs. The key assumptions used in the valuation of MSRs include mortgage prepayment speeds and the discount rate. These variables can, and generally will, change from quarter to quarter as market conditions and projected interest rates change.

MSR activities for the quarter ended February 28, 2006 are as follows:

In millions Quarter ended February 28, 2006
Balance, beginning of period	$561
Additions, net	126
Changes in fair value
Resulting from changes in valuation assumptions	(25)
Paydowns/servicing fees	(39)
Change due to SFAS 156	33
Balance, end of period	$656

The following table shows the main assumptions we used to determine the fair value of our MSRs at February 28, 2006 and the sensitivity of our MSRs to changes in these assumptions.

Mortgage Servicing Rights

Dollars in millions
February 28, 2006
Weighted-average prepayment speed (CPR)	27
Effect of 10% adverse change	$44
Effect of 20% adverse change	$81
Discount rate	9%
Effect of 10% adverse change	$18
Effect of 20% adverse change	$35

The above sensitivity analysis is hypothetical and should be used with caution because the stresses are performed without considering the effect of hedges, which serve to reduce our actual risk. In addition, these results are calculated by stressing a particular economic assumption independent of changes in any other assumption (as required by U.S. GAAP); in reality, changes in one factor often result in changes in another factor (for example, changes in discount rates will often affect expected prepayment speeds). Further, changes in the fair value based on a variation in an assumption should not be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear.

The key risks inherent with MSRs are prepayment speed and changes in interest rates. We mitigate the income statement effect of changes in fair value of our MSRs by entering into hedging transactions, which serve to reduce our actual risk.

Contractual servicing fees received in 2006 were approximately $84 million and are classified as Principal Transactions Revenues in the Consolidated Statement of Income.

Non-QSPE activities. Substantially all of our securitization activities are transacted through QSPEs, including residential and commercial mortgage securitizations. However, we also are actively involved with SPEs that do not meet the QSPE criteria due to their permitted activities not being sufficiently limited or because the assets are not deemed qualifying financial instruments (e.g., real estate). Our involvement with such SPEs includes collateralized debt obligations (“CDOs”), credit-linked notes and other structured financing transactions designed to meet clients’ investing or financing needs.

A CDO transaction involves the purchase by an SPE of a diversified portfolio of securities and/or loans that are then managed by an independent asset manager. Interests in the SPE (debt and equity) are sold to third party investors. Our primary role is limited to acting as structuring and placement agent, warehouse provider, underwriter and market maker in the related CDO securities. In a typical CDO, at the direction of a third party asset manager, we temporarily will warehouse securities or loans on our balance sheet pending the sale to the SPE once the permanent financing is completed in the capital markets. At February 28, 2006 and November 30, 2005, we owned approximately $31 million and $42 million of equity securities in CDOs, respectively. Because our investments do not represent a majority of any CDO equity class, we are not deemed the primary beneficiary of the CDOs and therefore we do not consolidate such SPEs.

We are a dealer in credit default swaps and, as such, we make a market in buying and selling credit protection on single issuers as well as on portfolios of credit exposures. One of the mechanisms we use to mitigate credit risk is to enter into default swaps with SPEs, in which we purchase default protection. In these transactions, the SPE issues credit-linked notes to investors and uses the proceeds to invest in high quality collateral. We pay a premium to the SPE for assuming credit risk under the default swap. Third-party investors in these SPEs are subject to default risk associated with the referenced obligations under the default swap as well as the credit risk of the assets held by the SPE. Our maximum loss associated with our involvement with such credit-linked note transactions is the fair value of our credit default swaps with such SPEs, which amounted to $118 million and $156 million at February 28, 2006 and November 30, 2005, respectively. In addition, our default swaps are secured by the value of the underlying investment-grade collateral held by the SPEs which was $5.5 billion and $5.7 billion at February 28, 2006 and November 30, 2005, respectively. Because the results of our expected loss calculations generally demonstrate the investors in the SPE bear a majority of the entity’s expected losses (because the investors assume default risk associated with both the reference portfolio and the SPE’s assets), we generally are not deemed to be the primary beneficiary of these transactions and therefore do not consolidate such SPEs. However, in certain credit default transactions, generally when we participate in the fixed interest rate risk associated with the underlying collateral through an interest rate swap, we are deemed to be the primary beneficiary of such transaction and therefore have consolidated the SPEs. At February 28, 2006 and November 30, 2005, we consolidated approximately $0.7 billion and $0.6 billion of such credit default transactions, respectively. We record the assets associated with such consolidated credit default transactions as a component of long inventory for which principally all of such assets are financed on a non-recourse basis.

We also invest in real estate directly through controlled subsidiaries and through variable interest entities. We consolidate our investments in variable interest real estate entities when we are deemed to be the primary beneficiary. At February 28, 2006 and November 30, 2005, we consolidated approximately $4.2 billion and $4.6 billion, respectively, of real estate-related investments in VIEs for which we did not have a controlling financial interest. We record the assets associated with such consolidated real estate-related investments in VIEs as a component of Financial instruments and other inventory positions owned. After giving effect to non-recourse financing our net investment position in such consolidated VIEs was $2.6 billion and $2.9 billion at February 28, 2006 and November 30, 2005, respectively. See Note 2 to the Consolidated Financial Statements for a further discussion of our real estate held for sale.

In addition, we enter into other transactions with SPEs designed to meet clients’ investment and/or funding needs. See Note 6 to the Consolidated Financial Statements for additional information about these transactions and SPE-related commitments.

Note 4 Securities Received and Pledged as Collateral

We enter into secured borrowing and lending transactions to finance inventory positions, obtain securities for settlement and meet clients’ needs. We receive collateral in connection with resale agreements, securities borrowed transactions, borrow/pledge transactions, client margin loans and derivative transactions. We generally are permitted to sell or repledge these securities held as collateral and use the securities to secure repurchase agreements, enter into securities lending transactions or deliver to counterparties to cover short positions. We carry secured financing agreements on a net basis when permitted under the provisions of FASB Interpretation No. 41, “Offsetting of Amounts Related to Certain Repurchase and Reverse Repurchase Agreements” (“FIN 41”).

At February 28, 2006 and November 30, 2005, the fair value of securities received as collateral and Financial instruments and other inventory positions owned that have not been sold, repledged or otherwise encumbered totaled approximately $95 billion and $87 billion, respectively. At February 28, 2006 and November 30, 2005, the gross fair value of securities received as collateral that we were permitted to sell or repledge was approximately $557 billion and $528 billion, respectively. Of this collateral, approximately $524 billion and $499 billion at February 28, 2006 and November 30, 2005, respectively, has been sold or repledged, generally as collateral under repurchase agreements or to cover Financial instruments and other inventory positions sold but not yet purchased.

We also pledge our own assets, primarily to collateralize certain financing arrangements. These pledged securities, where the counterparty has the right, by contract or custom, to rehypothecate the financial instruments are classified as Financial instruments and other inventory positions owned, pledged as collateral, in the Consolidated Statement of Financial Condition as required by SFAS 140.

The carrying value of Financial instruments and other inventory positions owned that have been pledged or otherwise encumbered to counterparties where those counterparties do not have the right to sell or repledge was approximately $71 billion and $66 billion at February 28, 2006 and November 30, 2005, respectively.

Note 5 Long-Term Borrowings

Long-term borrowings increased to $66.1 billion at February 28, 2006 from $62.3 billion at November 30, 2005 and had weighted-average maturities of 6.0 years and 5.9 years at February 28, 2006 and November 30, 2005, respectively. Senior notes increased to $61.8 billion at February 28, 2006 from $58.6 billion at November 30, 2005, subordinated notes remained at $1.7 billion at February 28, 2006 and junior subordinated notes increased to $2.6 billion at February 28, 2006 from $2.0 billion at November 30, 2005. For additional information about payments and maturities of Long-term borrowings, see the Consolidated Statement of Cash Flows.

Effective with our early adoption of SFAS 155, structured notes of $6.2 billion at February 28, 2006 are carried at fair value. See Note 1, “Summary of Significant Accounting Policies—Accounting Changes and Other Accounting Developments,” for additional information.

Junior Subordinated Notes

Junior subordinated notes are notes issued to trusts or limited partnerships (collectively, the “Trusts”) which qualify as equity capital by leading rating agencies (subject to limitation). The Trusts were formed for the purposes of (a) issuing securities representing ownerships interests in the assets of the Trusts; (b) investing the proceeds of the Trusts in junior subordinated notes of Holdings; and (c) engaging in activities necessary and incidental thereto.

In February 2006, Lehman Brothers UK Capital Funding III LP, a UK limited partnership (the “UK LP”), issued in aggregate €500 million Fixed/Floating Rate Enhanced Capital Advantage Preferred Securities (the “ECAPS Securities”). A corresponding €500 million principal amount of junior subordinated notes were issued by Lehman Brothers Holdings Plc to the UK LP. Distributions will accrue on the ECAPS Securities at a rate of 3.875% per annum until February 22, 2011, and thereafter at a rate equal to the 3 month EURIBOR plus 1.60% per annum. The ECAPS Securities have no mandatory redemption date, but may be redeemed at our option on the distribution payment date falling on February 22, 2011, or any distribution payment date thereafter.

We accounted for this transaction in accordance with FIN 46(R) and, accordingly, did not consolidate the UK LP. For a more complete description of the terms and conditions of this transaction, see Holdings’ Current Report on Form 8-K filed with the SEC on February 20, 2006.

Credit Facilities

We maintain an unsecured revolving credit agreement with a syndicate of banks under which the banks have committed to provide up to $2.0 billion through February 22, 2009. We also maintain a $1.0 billion multi-currency unsecured, committed revolving credit facility with a syndicate of banks for Lehman Brothers Bankhaus AG (“LBBAG”), with a term of three and a half years expiring in April 2008. We draw upon both facilities on a regular basis (typically 25% to 30% of the time on a weighted-average basis) to provide us with additional sources of long-term funding on an as-needed basis. We have the ability to prepay and redraw any number of times and to retain the proceeds for any term up to the maturity date of the facilities. As a result, we see these facilities as having the same liquidity value as long-term borrowings with the same maturity dates, and we include the drawdowns on these facilities in our reported long-term borrowings to the extent that they are outstanding as of the reporting date.

As of February 28, 2006, Holdings’ credit agreement was fully drawn, with a stated maturity date of February 2009. Subsequent to quarter end, the draw was repaid in $1 billion increments on March 1 and March 7, 2006 with proceeds from long-term debt issuances. As of February 28, 2006, there were no borrowings outstanding under

LBBAG’s credit facility, although drawings have been made under this facility and repaid from time to time during the year. Our ability to borrow under such facilities is conditioned on complying with customary lending conditions and covenants. We have maintained compliance with the material covenants under these credit agreements at all times.

Note 6 Commitments, Contingencies and Guarantees

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

Lending–Related Commitments

The following table summarizes lending-related commitments at February 28, 2006 and November 30, 2005:

						Total
	Amount of Commitment Expiration per Period					Contractual Amount
			2008-	2010-	2012 and	February	November
In millions	2006	2007	2009	2011	Later	28, 2006	30, 2005
High grade (1)	$1,938	$1,994	$2,885	$7,510	$480	$14,807	$14,039
High yield (2)	1,329	1,006	1,297	2,585	603	6,820	5,172
Investment-grade contingent acquisition facilities	1,468	—	—	—	—	1,468	3,915
Non-investment-grade contingent acquisition facilities	2,826	—	—	—	—	2,826	4,738
Mortgage commitments	7,326	489	326	150	1	8,292	9,417
Secured lending transactions, including forward starting resale and repurchase agreements	79,868	2,032	267	162	1,240	83,569	65,782

(1)   We view our net credit exposure for high grade commitments, after consideration of hedges, to be $5.3 billion and $5.4 billion at February 28, 2006 and November 30, 2005, respectively.

(2)   We view our net credit exposure for high yield commitments, after consideration of hedges, to be $5.6 billion and $4.4 billion at February 28, 2006 and November 30, 2005, respectively.

High grade and high yield. Through our high grade and high yield sales, trading and underwriting activities, we make commitments to extend credit in loan syndication transactions. We use various hedging and funding strategies to actively manage our market, credit and liquidity exposures on these commitments. We do not believe total commitments necessarily are indicative of actual risk or funding requirements because the commitments may not be drawn or fully used and such amounts are reported before consideration of hedges. These commitments and any related drawdowns of these facilities typically have fixed maturity dates and are contingent on certain representations, warranties and contractual conditions applicable to the borrower. We define high yield (non-investment grade) exposures as securities of or loans to companies rated BB+ or lower or equivalent ratings by recognized credit rating agencies, as well as non-rated securities or loans that, in management’s opinion, are non-investment grade. We had commitments to investment grade borrowers of $14.8 billion (net credit exposure of $5.3 billion, after consideration of hedges) and $14.0 billion (net credit exposure of $5.4 billion, after consideration of hedges) at February 28, 2006 and November 30, 2005, respectively. We had commitments to non-investment grade borrowers of $6.8 billion (net credit exposure of $5.6 billion, after consideration of hedges) and $5.2 billion (net credit exposure of $4.4 billion, after consideration of hedges) at February 28, 2006 and November 30, 2005, respectively.

Contingent acquisition facilities. From time to time we provide contingent commitments to investment and non-investment grade counterparties related to acquisition financing. Our expectation is, and our past practice has been, to distribute our obligations under these commitments to third parties through loan syndications if the transaction closes. We do not believe these commitments are necessarily indicative of our actual risk because the borrower may not complete a contemplated acquisition or, if the borrower completes the acquisition, it often will raise funds in the capital markets instead of drawing on our commitment. Additionally, in most cases, the borrower’s ability to draw is subject to there being no material adverse change in the borrower’s financial conditions, among other factors. These commitments also generally contain certain flexible pricing features to adjust for changing market conditions prior to closing. We provided contingent commitments to investment-grade counterparties related to acquisition financing of approximately $1.5 billion and $3.9 billion at February 28, 2006 and November 30, 2005, respectively. In addition, we provided contingent commitments to non-investment-grade counterparties related to acquisition financing of approximately $2.8 billion and $4.7 billion at February 28, 2006 and November 30, 2005, respectively.

Mortgage commitments. Through our mortgage origination platforms we make commitments to extend mortgage loans. We use various hedging and funding strategies to actively manage our market, credit and liquidity exposures on these commitments. We do not believe total commitments necessarily are indicative of actual risk or funding requirements because the commitments may not be drawn or fully used and such amounts are reported before consideration of hedges. At February 28, 2006 and November 30, 2005, we had outstanding mortgage commitments of approximately $8.3 billion and $9.4 billion, respectively, including $6.8 billion and $7.7 billion of residential mortgages and $1.5 billion and $1.7 billion of commercial mortgages. These commitments require us to originate mortgage loans at the option of a borrower generally within 90 days at fixed interest rates. We sell residential mortgage loans, once originated, primarily through securitizations. See Note 3 to the Consolidated Financial Statements for additional information about our securitization activities.

Secured lending transactions. In connection with our financing activities, we had outstanding commitments under certain collateralized lending arrangements of approximately $6.6 billion and $5.7 billion at February 28, 2006 and November 30, 2005, respectively. These commitments require borrowers to provide acceptable collateral, as defined in the agreements, when amounts are drawn under the lending facilities. Advances made under these lending arrangements typically are at variable interest rates and generally provide for over-collateralization. In addition, at February 28, 2006, we had commitments to enter into forward starting secured resale and repurchase agreements, primarily secured by government and government agency collateral, of $45.1 billion and $31.9 billion, respectively, compared with $38.6 billion and $21.5 billion, respectively, at November 30, 2005.

Other Commitments and Guarantees

The following table summarizes other commitments and guarantees at February 28, 2006 and November 30, 2005:

						Notional/
	Amount of Commitment Expiration per Period					Maximum Amount
			2008-	2010-	2012 and	February	November
In millions	2006	2007	2009	2011	Later	28, 2006	30, 2005
Derivative contracts (1)	$115,188	$87,885	$104,265	$93,052	$175,785	$576,175	$539,461
Municipal-securities-related commitments	615	235	634	91	2,779	4,354	4,105
Other commitments with special purpose entities	3,477	240	572	460	1,032	5,781	6,321
Standby letters of credit	2,055	48	—	—	—	2,103	2,608
Private equity and other principal investment commitments	289	242	368	52	—	951	927

(1)   We believe the fair value of these derivative contracts is a more relevant measure of the obligations because we believe the notional amount overstates the expected payout. At February 28, 2006 and November 30, 2005, the fair value of these derivative contracts approximated $9.5 billion and $9.4 billion, respectively.

Derivative contracts. In accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), we disclose certain derivative contracts meeting the FIN 45 definition of a guarantee. Under FIN 45, derivative contracts are considered to be guarantees if such contracts require us to make payments to counterparties based on changes in an underlying instrument or index (e.g., security prices, interest rates, and currency rates) and include written credit default swaps, written put options, written foreign exchange and interest rate options. Derivative contracts are not considered guarantees if such contracts are cash settled and we have no basis to determine whether it is probable the derivative counterparty held the related underlying instrument at the inception of the contract. We have determined these conditions have been met for certain large financial institutions. Accordingly, when these conditions are met, we do not include such derivatives in our guarantee disclosures. At February 28, 2006 and November 30, 2005, the maximum payout value of derivative contracts deemed to meet the FIN 45 definition of a guarantee was approximately $576 billion and $539 billion, respectively. For purposes of determining maximum payout, notional values are used; however, we believe the fair value of these contracts is a more relevant measure of these obligations because we believe the notional amounts greatly overstate our expected payout. At February 28, 2006 and November 30, 2005, the fair value of such derivative contracts approximated $9.5 billion and $9.4 billion, respectively. In addition, all amounts included above are before consideration of hedging transactions. We substantially mitigate our risk on these contracts through hedges, using other derivative contracts and/or cash instruments. We manage risk associated with derivative guarantees consistent with our global risk management policies. We record derivative contracts, including those considered to be guarantees, at fair value with related gains and losses recognized in Principal transactions in the Consolidated Statement of Income.

Municipal-securities-related commitments. At February 28, 2006 and November 30, 2005, we had municipal-securities-related commitments of approximately $4.4 billion and $4.1 billion, respectively. Such commitments are principally comprised of liquidity commitments related to trust certificates issued to investors backed by investment grade municipal securities. We believe our liquidity commitments to these trusts involve a low level of risk because our obligations are supported by investment grade securities and generally cease if the underlying assets are downgraded below investment grade or default. In certain instances, we also provide credit default protection to investors in such QSPEs, which approximated $0.4 billion and $0.5 billion at February 28, 2006 and November 30, 2005, respectively.

Other commitments with SPEs. In addition to the municipal-securities-related commitments, we make certain liquidity commitments and guarantees associated with VIEs. We provided liquidity of approximately $1.4 billion and $1.9 billion at February 28, 2006 and November 30, 2005, respectively, which represented our maximum exposure to loss, to commercial paper conduits in support of certain clients’ secured financing transactions. However, we believe our actual risk to be limited because such liquidity commitments are supported by over-collateralization with investment grade collateral.

In addition, we provide limited downside protection guarantees to investors in certain VIEs. In such instances, we provide investors a guaranteed return of their initial principal investment. Our maximum exposure to loss under such commitments was approximately $2.4 billion and $3.2 billion at February 28, 2006 and November 30, 2005, respectively. We believe our actual risk to be limited because our obligations are collateralized by the VIEs’ assets and contain significant constraints under which such downside protection will be available (e.g., the VIE is required to liquidate assets in the event certain loss levels are triggered).

We also provided guarantees totaling $2.0 billion and $1.2 billion at February 28, 2006 and November 30, 2005, respectively, of the collateral in a multi-seller conduit backed by short-term commercial paper assets. This commitment is intended to provide us with access to contingent liquidity of $2.0 billion and $1.2 billion as of February 28, 2006 and November 30, 2005, respectively, in the event we have greater than anticipated draws under our lending commitments.

Standby letters of credit. At February 28, 2006 and November 30, 2005, we were contingently liable for $2.1 billion and $2.6 billion, respectively, of letters of credit primarily used to provide collateral for securities and commodities borrowed and to satisfy margin deposits at option and commodity exchanges.

Private equity and other principal investments. At February 28, 2006 and November 30, 2005, we had private equity and other principal investment commitments of approximately $1.0 billion and $0.9 billion, respectively.

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

Litigation

In the normal course of business we have been named as a defendant in a number of lawsuits and other legal and regulatory proceedings. Such proceedings include actions brought against us and others with respect to transactions in which we acted as an underwriter or financial advisor, actions arising out of our activities as a broker or dealer in securities and commodities and actions brought on behalf of various classes of claimants against many securities firms, including us. We provide for potential losses that may arise out of legal and regulatory proceedings to the extent such losses are probable and can be estimated. Although there can be no assurance as to the ultimate outcome, we generally have denied, or believe we have a meritorious defense and will deny, liability in all significant cases pending against us, and we intend to defend vigorously each such case. Based on information currently available, we believe the amount, or range, of reasonably possible losses in excess of established reserves, not to be material to the Company’s consolidated financial condition or cash flows. However, losses may be material to our operating results for any particular future period, depending on the level of income for such period.

Note 7 Earnings per Share

Earnings per common share was calculated as follows:

In millions, except per share data
Quarter ended February 28	2006	2005

Numerator:
Income before cumulative effect of accounting change	$1,038	$875
Cumulative effect of accounting change	47	—
Preferred stock dividends	(16)	(19)
Numerator for basic earnings per share—net income applicable to common stock	$1,069	$856
Denominator:
Denominator for basic earnings per share— weighted-average common shares	273.1	278.6
Effect of dilutive securities:
Employee stock options	15.1	12.7
Restricted stock units	3.9	2.7
Dilutive potential common shares	19.0	15.4
Denominator for diluted earnings per share—weighted average common and dilutive potential common shares(1)	292.1	294.0
Basic Earnings per Share
Income before cumulative effect of accounting change	$3.75	$3.07
Cumulative effect of accounting change	0.17	—
Basic earnings per share	$3.92	$3.07
Diluted Earnings per Share
Income before cumulative effect of accounting change	$3.50	$2.91
Cumulative effect of accounting change	0.16	—
Diluted earnings per share	$3.66	$2.91

(1) Anti-dilutive options and restricted stock units excluded from the calculations of diluted earnings per share	3.1	4.9

On April 5, 2006 the stockholders of Holdings approved an increase in the Company’s authorized shares of common stock to 1.2 billion from 600 million, and the Board of Directors approved a 2-for-1 common stock split, in the form of a stock dividend, for holders of record as of April 18, 2006. On April 5, 2006, the Company’s Restated Certificate of Incorporation was amended to effect the increase in authorized common shares.

Note 8 Regulatory Requirements

As of December 1, 2005, Holdings was approved by the Securities and Exchange Commission (“SEC”) to operate as a consolidated supervised entity (“CSE”). As such, it is subject to group-wide supervision and examination by the SEC, and must comply with rules regarding the measurement, management and reporting of market, credit, liquidity, legal and operational risk. As of February 28, 2006, Holdings was in compliance with the CSE capital requirements and held allowable capital in excess of the minimum capital requirements on a consolidated basis.

In the United States, LBI and Neuberger Berman, LLC (“NBLLC”) are broker dealers that are subject to Rule 15c3-1 of the SEC and Rule 1.17 of the Commodity Futures Trading Commission, which specify minimum net capital requirements for their registrants.

LBI elected to and was approved by the SEC to use the alternative method of computing net capital under Rule 15c3-1. The alternative net capital method allows companies to calculate net capital charges for market and derivative-related credit risk using internal risk models. As of February 28, 2006, LBI had net capital in excess of its minimum capital requirement. In addition to its alternative minimum net capital requirements, LBI is also required to hold tentative net capital in excess of $1 billion and net capital in excess of $500 million in accordance with the market and credit risk standards of Appendix E of rule 15c3-1. LBI is also required to notify the SEC in the event that its tentative net capital is less than $5 billion. As of February 28, 2006, LBI had tentative net capital and net capital in excess of both the minimum and the notification requirements.

NBLLC is required to maintain a minimum capital requirement of not less than the greater of 2% of aggregate debit items arising from client transactions, as defined, or 4% of funds required to be segregated for clients’ regulated commodity accounts, as defined. As of February 28, 2006, NBLLC had regulatory net capital, as defined, of $255 million, which exceeded the minimum net capital requirement by $240 million.

LBIE, a United Kingdom registered broker-dealer and subsidiary of Holdings, is subject to the capital requirements of the Financial Services Authority (“FSA”) of the United Kingdom. Financial resources, as defined, must exceed the total financial resources requirement of the FSA. At February 28, 2006, LBIE’s financial resources of approximately $6.1 billion exceeded the minimum requirement by approximately $1.4 billion. LBJ’s Tokyo branch, a regulated broker-dealer, is subject to the capital requirements of the Financial Services Agency and, at February 28, 2006, had net capital of approximately $740 million, which was approximately $361 million in excess of the specified levels required. Certain other non-U.S. subsidiaries are subject to various securities, commodities and banking regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. At February 28, 2006, these other subsidiaries were in compliance with their applicable local capital adequacy requirements.

Lehman Brothers Bank, FSB (the “Bank”), our Delaware thrift subsidiary, is regulated by the Office of Thrift Supervision (“OTS”). Lehman Brothers Commercial Bank (the “Industrial Bank”), our Utah industrial bank subsidiary established during 2005, is regulated by the Utah Department of Financial Institutions and the Federal Deposit Insurance Corporation. The Bank and the Industrial Bank exceed all regulatory capital requirements and are considered to be well capitalized as of February 28, 2006. Lehman Brothers Bankhaus AG (“Bankhaus”), a German commercial bank, is subject to the capital requirements of the Federal Financial Supervisory Authority of the German Federal Republic. At February 28, 2006, Bankhaus’ financial resources, as defined, exceed its minimum financial resources requirement. In addition, our “AAA” rated derivatives subsidiaries, Lehman Brothers Financial Products Inc. (“LBFP”) and Lehman Brothers Derivative Products Inc. (“LBDP”), have established certain capital and operating restrictions that are reviewed by various rating agencies. At February 28, 2006, LBFP and LBDP each had capital that exceeded the requirements of the rating agencies.

Note 9 Share-Based Employee Incentive Plans

We adopted the fair value recognition provisions for share-based awards pursuant to SFAS 123(R) effective December 1, 2005. See Note 1 “Summary of Significant Accounting Policies — Accounting Changes and Other Accounting Developments” for a further discussion. The following disclosures are also being provided pursuant to the requirements of SFAS 123(R).

We sponsor several share-based employee incentive plans. Amortization of compensation costs for grants awarded under these plans recognized during the quarters ended February 28, 2006 and 2005 was approximately $249 million and $168 million, respectively. The total income tax benefit recognized in the Consolidated Statement of Income for these plans was $104 million and $72 million for the quarters ended February 28, 2006 and 2005, respectively.

At February 28, 2006, unrecognized compensation cost related to nonvested stock option and RSU awards totaled $2.2 billion. The cost of these non-vested awards is expected to be recognized over a weighted-average period of 3.2 years.

SFAS 123(R) generally requires share-based awards granted to retirement-eligible employees to be expensed immediately. For share-based awards granted prior to our adoption of SFAS 123(R), compensation cost related to awards made to retirement-eligible employees and those with non-substantive non-compete agreements was recognized over the service periods specified in the award; we accelerated the recognition of compensation cost if and when a retirement-eligible employee or an employee subject to a non-substantive non-compete agreement terminated employment.

The following table sets forth the pro forma compensation cost that would have been reported for the quarters ended February 28, 2006 and 2005 if share-based awards granted to retirement-eligible employees, and those with non-substantive non-compete agreements had been expensed immediately as required by SFAS 123(R):

Pro Forma Compensation Cost

In millions
Quarter ended February 28	2006	2005
Compensation and benefits, as reported	$2,199	$1,886
Effect of immediately expensing share-based awards granted to retirement-eligible employees(1)	(161)	113
Pro forma compensation and benefits costs	$2,038	$1,999

(1)   The 2006 pro forma impact represents the presumed benefit associated with not amortizing pre-2006 awards granted to retirement eligible employees and those with non-substantive non-compete agreements, as these awards would have been expensed as of the grant date. Compensation and benefits, as reported for 2006, includes the amortization of such pre-2006 awards.  The adoption of SFAS 123(R) did not have a material effect on compensation and benefits expense for the quarter ended February 28, 2006, and is not expected to have a material impact on fiscal 2006 compensation and benefits expense. See Note 1, “Summary of Significant Accounting Policies—Accounting Changes and Other Accounting Developments.”

The following table illustrates the effect on net income and earnings per share for the 2005 first quarter, if we had applied the fair value recognition provisions of SFAS 123 to options granted under equity award plans for awards granted prior to December 1, 2004. For purposes of this pro forma disclosure, the value of options is estimated using the Black-Scholes option pricing model with share-based awards amortized over the vesting periods pursuant to SFAS 123.

Share-Based Compensation—Pro Forma Net Income and Earnings per Share

In millions, except per share data
Quarter ended February 28	2005
Net income, as reported	$875
Add: share-based employee compensation expense included in reported net income, net of related tax effect	98
Deduct: share-based employee compensation expense determined under the fair-value-based method for all awards, net of related tax effect	(117)
Pro forma net income	$856

Earnings per share:
Basic, as reported	$3.07
Basic, pro forma	$3.00
Diluted, as reported	$2.91
Diluted, pro forma	$2.87

Share-Based Employee Incentive Plans

We sponsor the following share-based employee incentive plans.

1994 Management Ownership Plan. On May 31, 2004 the Lehman Brothers Holdings Inc. 1994 Management Ownership Plan (the “1994 Plan”) expired following the completion of its 10-year term. The 1994 Plan provided for the issuance of RSUs, performance stock units (“PSUs”), stock options and other share-based awards for a period of up to ten years to eligible employees. At February 28, 2006, RSU, PSU and stock option awards with respect to 33.1 million shares of common stock have been made under the 1994 Plan, of which 2.8 million are outstanding and 30.3 million have been converted to freely transferable common stock.

1996 Management Ownership Plan.  On January 10, 2006 the Lehman Brothers Holdings Inc. 1996 Management Ownership Plan (the “1996 Plan”) expired following the completion of its 10-year term. The 1996 Plan had provisions similar to the 1994 Plan and provided for up to 42.0 million shares of common stock to be issued pursuant to awards under the 1996 Plan. At February 28, 2006, RSU, PSU and stock option awards with respect to 39.5 million shares of common stock have been made under the 1996 Plan, of which 8.5 million are outstanding and 31.0 million have been converted to freely transferable common stock.

Employee Incentive Plan. The Employee Incentive Plan (the “EIP”) has provisions similar to the 1994 Plan and the 1996 Plan, and authorization from the Board of Directors to issue up to 246.0 million shares of common stock pursuant to awards under the EIP. At February 28, 2006, awards with respect to 231.8 million shares of common stock have been made under the EIP, of which 88.3 million are outstanding and 143.5 million have been converted to freely transferable common stock.  The EIP will expire by its terms on April 30, 2006.

Stock Incentive Plan. The Stock Incentive Plan (the “SIP”) has provisions similar to the 1994 Plan, the 1996 Plan and the EIP, and authorization from the Board of Directors to issue up to 10.0 million shares of common stock pursuant to awards under the SIP. In addition, shares authorized for issuance under the 1996 Plan and the EIP that remain unawarded upon their expiration and shares subject to awards under the 1996 Plan and the EIP on the dates of their expiration, but which are not subsequently issued, also will be available for issuance under the SIP. At February 28, 2006, awards with respect to 3.3 million shares of common stock have been made under the SIP, all of which are outstanding.

1999 Long-Term Incentive Plan. The 1999 Neuberger Berman Inc. Long-Term Incentive Plan (the “LTIP”) provides for the grant of restricted stock, restricted units, incentive stock, incentive units, deferred shares, supplemental units and stock options. The total number of shares of common stock that may be issued under the LTIP may not exceed 7.7 million. At February 28, 2006, awards with respect to approximately 6.8 million shares of common stock have been made under the LTIP, of which approximately 3.3 million restricted shares, RSUs and stock options are outstanding and 3.5 million have been converted to freely transferable common stock.

Restricted Stock Units

Eligible employees receive RSUs, in lieu of cash, as a portion of their total compensation. There is no further cost to employees associated with RSU awards. RSU awards generally vest over two to five years and convert to unrestricted freely transferable common stock five years from the grant date. All or a portion of an award may be canceled if employment is terminated before the end of the relevant vesting period. We accrue dividend equivalents on outstanding RSUs (in the form of additional RSUs), based on dividends declared on our common stock.

For RSUs granted prior to 2004, we measured compensation cost based on the market value of our common stock at the grant date in accordance with APB 25 and, accordingly, a discount from the market price of an unrestricted share of common stock on the RSU grant date was not recognized for selling restrictions subsequent to the vesting date. For awards granted beginning in 2004, we measure compensation cost based on the market price of our common stock at the grant date less a discount for sale restrictions subsequent to the vesting date in accordance with SFAS 123 and SFAS 123(R). The fair value of RSUs subject to post-vesting date sale restrictions are generally discounted by five percent for each year of post-vesting restriction, based on market-based studies and academic research on securities with restrictive features. RSUs granted in each of the periods presented contain selling restrictions subsequent to the vesting date.

The following table summarizes RSU activity during the quarter ended February 28, 2006:

Restricted Stock Units

		Weighted Average
	Number	Grant Date
	of RSUs	Fair Value
Outstanding, November 30, 2005	60,208,837	$76.70
Granted	211,350	132.04
Canceled	(222,064)	84.80
Converted to common stock without restrictions	(1,482,099)	53.13
Outstanding, February 28, 2006	58,716,024	$77.47
Common stock held in RSU Trust	(32,966,504)
Outstanding, net of common stock held in RSU trust	25,749,520

The fair value of RSUs converted to common stock without restrictions during the quarter ended February 28, 2006 was $190 million.  After-tax compensation costs previously recognized and tax benefits recognized in equity upon issuance of these awards were approximately $158 million.

Of the RSUs outstanding at February 28, 2006, approximately 36.9 million were amortized and included in basic earnings per share, approximately 7.2 million will be amortized during the remainder of 2006, and the remainder will be amortized subsequent to November 30, 2006.

Included in the previous table are PSUs awarded to certain senior officers prior to 2004. The number of PSUs that may be earned is dependent on achieving certain performance levels within predetermined performance periods. During the performance period, these PSUs are accounted for as variable awards. At the end of a performance period, any PSUs earned will convert one-for-one to RSUs that then vest in three or more years. At February 28, 2006, approximately 11.2 million PSUs had been awarded, of which 5.4 million remain outstanding, subject to vesting and transfer restrictions. The compensation cost for the RSUs payable in satisfaction of PSUs is accrued over the combined performance and vesting periods.

Stock Options

Eligible employees receive stock options, in lieu of cash, as a portion of their total compensation. Such options generally become exercisable over a one- to five-year period and generally expire 10 years from the date of grant, subject to accelerated expiration upon termination of employment.

We use the Black-Scholes option-pricing model to measure the fair value of stock options granted to employees. Stock options granted have exercise prices equal to the market price of our common stock on the grant date. The principal assumptions utilized in valuing options and our methodology for estimating such model inputs include: 1) risk-free interest rate - estimate is based on the yield of U.S. zero coupon securities with a maturity equal to the expected life of the option, 2) expected volatility - estimate is based on the historical volatility of our common stock for the three years preceding the award date, the implied volatility of market-traded options on our common stock on the grant date and other factors and 3) expected option life - estimate is based on internal studies of historical experience and projected exercise behavior based on different employee groups and specific option characteristics, including the effect of employee terminations. Based on the results of the model, the weighted-average fair value of stock options granted during the quarter ended February 28, 2006 was $28.78. The weighted-average assumptions used during the quarter ended February 28, 2006 were as follows:

Weighted Average Black-Scholes Assumptions
Risk-free interest rate	4.37%
Expected volatility	22.73%
Dividends per share	$0.80
Expected life	3.6 years

The following table summarizes stock option activity during the quarter ended February 28, 2006:

Stock Option Activity

		Weighted-Average	Expiration
	Options	Exercise Price	Dates
Outstanding, November 30, 2005	50,875,163	$62.72	12/05—11/15
Granted	950,000	127.65
Exercised	(4,681,428)	57.32
Canceled	(61,249)	68.79
Outstanding, February 28, 2006	47,082,486	$64.56	08/06—11/15

The total intrinsic value of stock options exercised during the quarter ended February 28, 2006 was $369 million for which after-tax compensation costs previously recognized and tax benefits recognized in equity upon issuance totaled approximately $155 million. Cash received from the exercise of stock options during the quarter ended February 28, 2006 totaled $268 million.

The table below provides additional information related to stock options outstanding at February 28, 2006:

Stock Options

	Outstanding
Dollars in millions, except per share data	Net of Expected	Options
February 28, 2006	Forfeitures	Exercisable
Number of options	45,631,269	21,892,337
Weighted-average exercise price	$64.05	$54.92
Aggregate intrinsic value	$3,737	$1,993
Weighted-average remaining contractual term, in years	5.3	4.4

At February 28, 2006, the intrinsic value of vested options was approximately $2.0 billion for which after-tax compensation cost previously recognized and tax benefits expected to be recognized in equity upon issuance are approximately $875 million.

Restricted Stock

At February 28, 2006 there were approximately 413,000 shares of restricted stock outstanding. The fair value of the 129,280 shares of restricted stock that became freely tradable during the quarter ended February 28, 2006 was $18 million.

Stock Repurchase Program

We maintain a stock repurchase program to manage our equity capital. Our stock repurchase program is effected through regular open-market purchases, as well as through employee transactions where employees tender shares of common stock to pay for the exercise price of stock options and the required tax withholding obligations upon option exercises and conversion of restricted stock units to freely-tradable common stock. For 2006, our Board of Directors has authorized the repurchase, subject to market conditions, of up to 40 million shares of Holdings’ common stock for the management of our equity capital, including approximately 30 million shares estimated for offsetting the 2006 dilution due to equity-based award plans. Our Board also authorized the repurchase in 2006, subject to market conditions, of up to an additional 15 million shares, for the possible acceleration of repurchases to offset a portion of 2007 dilution due to equity-based award plans. During the quarter ended February 28, 2006, we repurchased approximately 5.7 million shares of our common stock through open-market purchases at an aggregate cost of $766 million, or $134.46 per share. In addition, we withheld approximately 1.3 million shares of common stock from employees at an equivalent cost of $184 million.

In connection with awards made under our share-based employee incentive plans, we are authorized to issue shares of common stock held in treasury or newly-issued shares.

Note 10 Employee Benefit Plans

We provide both funded and unfunded noncontributory defined benefit pension plans for the majority of our employees worldwide. In addition, we provide certain other postretirement benefits, primarily health care and life insurance, to eligible employees. The following table presents the components of net periodic cost/(benefit) related to these plans for the quarters ended February 28, 2006 and 2005:

Components of Net Periodic Cost/(Benefit)

					Postretirement
In millions	U.S. Pensions		Non-U.S. Pensions		Benefits
Quarter ended February 28	2006	2005	2006	2005	2006	2005
Service cost	$11	$10	$2	$2	$—	$—
Interest cost	15	14	5	5	1	1
Expected return on plan assets	(19)	(19)	(6)	(6)	—	—
Amortization of net actuarial loss (gain)	7	8	2	3	—	—
Amortization of prior service cost	1	1	—	—	—	—
Net periodic cost	$15	$14	$3	$4	$1	$1

Expected Contributions for the Fiscal Year Ending November 30, 2006

We do not expect it to be necessary to contribute to our U.S. pension plans in the fiscal year ending November 30, 2006. We expect to contribute approximately $9 million to our non-U.S. pension plans in the fiscal year ending November 30, 2006.

Note 11 Business Segments and Geographic Information

We operate in three business segments: Investment Banking, Capital Markets and Investment Management.

The Investment Banking business segment is made up of Advisory Services and Global Finance activities that serve our corporate and government clients. The segment is organized into global industry groups—Communications, Consumer/Retailing, Financial Institutions, Financial Sponsors, Healthcare, Industrial, Media, Natural Resources, Power, Real Estate and Technology—that include bankers who deliver industry knowledge and expertise to meet clients’ objectives. Specialized product groups within Advisory Services include M&A and restructuring. Global Finance serves our clients’ capital raising needs through underwriting, private placements, leveraged finance and other activities associated with debt and equity products. Product groups are partnered with relationship managers in the global industry groups to provide comprehensive financial solutions for clients.

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

Our business segment information for the quarters ended February 28, 2006 and 2005 is prepared using the following methodologies:

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

•      Business segment assets include an allocation of indirect corporate assets that have been fully allocated to our segments, generally based on each segment’s respective headcount figures.

Business Segments

	Investment	Capital	Investment
In millions	Banking	Markets	Management	Total
Quarter ended February 28, 2006
Gross revenues	$835	$8,884	$588	$10,307
Interest expense	—	5,838	8	5,846
Net revenues	835	3,046	580	4,461
Depreciation and amortization expense	10	89	23	122
Other expenses	595	1,755	438	2,788
Income before taxes	$230	$1,202	$119	$1,551
Segment assets (billions)	$1.2	$431.7	$6.9	$439.8

Quarter ended February 28, 2005
Gross revenues	$683	$6,255	$453	$7,391
Interest expense	—	3,565	16	3,581
Net revenues	683	2,690	437	3,810
Depreciation and amortization expense	9	77	21	107
Other expenses	460	1,599	338	2,397
Income before taxes	$214	$1,014	$78	$1,306
Segment assets (billions)	$1.0	$356.8	$5.9	$363.7

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

Net Revenues by Geographic Region

In millions
Quarter ended February 28	2006	2005

Europe	$1,121	$971
Asia Pacific and other	606	362
Total non-U.S	1,727	1,333
U.S.	2,734	2,477
Net revenues	$4,461	$3,810

Note 12 Condensed Consolidating Financial Statement Schedules

LBI, a wholly-owned subsidiary of Holdings, had approximately $1.4 billion of debt securities outstanding at February 28, 2006 that were issued in registered public offerings and were therefore subject to the reporting requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934. Holdings has fully and unconditionally guaranteed these outstanding debt securities of LBI (and any debt securities of LBI that may be issued in the future under these registration statements), which, together with the information presented in this Note 12, allows LBI to avail itself of an exemption provided by SEC rules from the requirement to file separate LBI reports under the Exchange Act. See Note 12 to the 2005 Consolidated Financial Statements included in the Form 10-K for a discussion of restrictions on the ability of Holdings to obtain funds from its subsidiaries by dividend or loan.

The following schedules set forth our condensed consolidating statements of income for the quarters ended February 28, 2006 and 2005, our condensed consolidating balance sheets at February 28, 2006 and November 30, 2005, and our condensed consolidating statements of cash flows for the quarters ended February 28, 2006 and 2005. In the following schedules, “Holdings” refers to the unconsolidated balances of Holdings, “LBI” refers to the unconsolidated balances of Lehman Brothers Inc. and “Other Subsidiaries” refers to the combined balances of all other subsidiaries of Holdings. “Eliminations” represents the adjustments necessary to (a) eliminate intercompany transactions and (b) eliminate our investments in subsidiaries.

			Other
In millions	Holdings	LBI	Subsidiaries	Eliminations	Total

Condensed Consolidating Statement of Income for the Quarter Ended February 28, 2006
Net revenues	$(36)	$1,588	$2,909	$—	$4,461
Equity in net income of subsidiaries	1,122	199	—	(1,321)	—
Total non-interest expenses	173	1,048	1,689	—	2,910
Income before taxes and cumulative effect of accounting change	913	739	1,220	(1,321)	1,551
Provision (benefit) for income taxes	(147)	206	454	—	513
Income before cumulative effect of accounting change	1,060	533	766	(1,321)	1,038
Cumulative effect of accounting change	25	22	—	—	47
Net income	$1,085	$555	$766	$(1,321)	$1,085

Condensed Consolidating Statement of Income for the Quarter Ended February 28, 2005

Net revenues	$(220)	$1,227	$2,803	$—	$3,810
Equity in net income of subsidiaries	1,163	203	—	(1,366)	—
Total non-interest expenses	307	824	1,373	—	2,504
Income before taxes	636	606	1,430	(1,366)	1,306
Provision (benefit) for income taxes	(239)	147	523	—	431
Net income	$875	$459	$907	$(1,366)	$875

Condensed Consolidating Balance Sheet at February 28, 2006

			Other
In millions	Holdings	LBI	Subsidiaries	Eliminations	Total
Assets

Cash and cash equivalents	$3,124	$363	$6,110	$(2,915)	$6,682

Cash and securities segregated and on deposit for regulatory and other purposes	48	2,500	3,021	—	5,569

Financial instruments and other inventory positions owned and Securities received as collateral	23,459	61,769	157,220	(45,817)	196,631

Collateralized agreements	—	133,470	65,426	—	198,896

Receivables and other assets	4,702	11,478	22,154	(6,316)	32,018

Due from subsidiaries	57,174	48,853	325,867	(431,894)	—

Equity in net assets of subsidiaries	17,171	1,433	33,615	(52,219)	—

Total assets	$105,678	$259,866	$613,413	$(539,161)	$439,796

Liabilities and stockholders’ equity

Short-term borrowings	$2,723	$89	$1,998	$(3)	$4,807

Financial instruments and other inventory positions sold but not yet purchased and Obligation to return securities received as collateral	425	54,520	110,025	(44,774)	120,196

Collateralized financing	9,245	89,738	68,226	—	167,209

Accrued liabilities and other payables	1,364	17,129	54,654	(9,152)	63,995

Due to subsidiaries	30,521	88,102	283,627	(402,250)	—

Long-term borrowings	43,907	5,932	47,020	(30,763)	66,096

Total liabilities	88,185	255,510	565,550	(486,942)	422,303

Commitments and contingencies

Total stockholders’ equity	17,493	4,356	47,863	(52,219)	17,493

Total liabilities and stockholders’ equity	$105,678	$259,866	$613,413	$(539,161)	$439,796

Condensed Consolidating Balance Sheet at November 30, 2005

			Other
In millions	Holdings	LBI	Subsidiaries	Eliminations	Total
Assets

Cash and cash equivalents	$4,053	$447	$2,434	$(2,034)	$4,900

Cash and securities segregated and on deposit for regulatory and other purposes	48	2,806	2,890	—	5,744

Financial instruments and other inventory positions owned and Securities received as collateral	22,087	56,936	154,023	(50,633)	182,413

Collateralized agreements	—	126,399	58,265	—	184,664

Receivables and other assets	4,382	10,268	25,869	(8,177)	32,342

Due from subsidiaries	56,195	37,768	289,590	(383,553)	—

Equity in net assets of subsidiaries	16,062	1,221	35,625	(52,908)	—

Total assets	$102,827	$235,845	$568,696	$(497,305)	$410,063

Liabilities and stockholders’ equity

Short-term borrowings	$1,828	$115	$998	$—	$2,941

Financial instruments and other inventory positions sold but not yet purchased and Obligation to return securities received as collateral	238	55,224	109,685	(49,595)	115,552

Collateralized financing	13,158	70,739	68,528	—	152,425

Accrued liabilities and other payables	1,570	19,050	48,202	(8,780)	60,042

Due to subsidiaries	27,486	81,007	247,235	(355,728)	—

Long-term borrowings	41,753	5,922	44,928	(30,294)	62,309

Total liabilities	86,033	232,057	519,576	(444,397)	393,269

Commitments and contingencies

Total stockholders’ equity	16,794	3,788	49,120	(52,908)	16,794

Total liabilities and stockholders’ equity	$102,827	$235,845	$568,696	$(497,305)	$410,063

Condensed Consolidating Statement of Cash Flows for the Quarter Ended February 28, 2006

			Other
In millions	Holdings	LBI	Subsidiaries	Eliminations	Total
Cash Flows from Operating Activities
Net income	$1,085	$555	$766	$(1,321)	$1,085
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in income of subsidiaries	(1,122)	(199)	—	1,321	—
Depreciation and amortization	36	14	72	—	122
Amortization of deferred stock compensation	249	—	—	—	249
Cumulative effect of accounting change	(25)	(22)	—	—	(47)
Other adjustments	(35)	—	(34)	—	(69)
Net change in:
Cash and securities segregated and on deposit for regulatory and other purposes	—	306	(131)	—	175
Financial instruments and other inventory positions owned	(1,428)	(4,820)	(2,997)	(4,198)	(13,444)
Financial instruments and other inventory positions sold but not yet purchased	187	(704)	321	4,795	4,599
Collateralized agreements and collateralized financing, net	(3,913)	11,928	(7,463)	—	552
Other assets and payables, net	(667)	(3,136)	10,244	(2,208)	4,234
Due to/from affiliates, net	2,034	(3,968)	169	1,765	—
Net cash (used in) provided by operating activities	(3,599)	(46)	947	154	(2,544)

Cash Flows from Financing Activities
Derivative contracts with a financing element	—	—	19	—	19
Tax benefit from the issuance of stock-based awards	217	—	—	—	217
Issuance of short-term borrowings, net	895	(26)	1,000	(3)	1,866
Issuance of long-term borrowings	4,358	—	3,580	(424)	7,514
Principal payments of long-term borrowings	(2,227)	(3)	(1,654)	(608)	(4,492)
Issuance of common stock	58	—	—	—	58
Purchase of treasury stock	(766)	—	—	—	(766)
Issuance of treasury stock	210	—	—	—	210
Dividends paid	(87)	—	—	—	(87)
Net cash provided by (used in) financing activities	2,658	(29)	2,945	(1,035)	4,539

Cash Flows from Investing Activities
Dividends received/(paid)	207	—	(207)	—	—
Purchase of property, equipment and leasehold improvements, net	(55)	(9)	(59)	—	(123)
Business acquisitions, net of cash acquired	—	—	(90)	—	(90)
Capital contributions from / to subsidiaries, net	(140)	—	140	—	—
Net cash provided by (used in) investing activities	12	(9)	(216)	—	(213)
Net change in cash and cash equivalents	(929)	(84)	3,676	(881)	1,782
Cash and cash equivalents, beginning of period	4,053	447	2,434	(2,034)	4,900
Cash and cash equivalents, end of period	$3,124	$363	$6,110	$(2,915)	$6,682

Condensed Consolidating Statement of Cash Flows for the Quarter Ended February 28, 2005

			Other
In millions	Holdings	LBI	Subsidiaries	Eliminations	Total
Cash Flows from Operating Activities
Net income	$875	$459	$907	$(1,366)	$875
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in income of subsidiaries	(1,163)	(203)	—	1,366	—
Depreciation and amortization	30	5	72	—	107
Tax benefit from issuance of stock-based awards	165	—	—	—	165
Amortization of deferred stock compensation	168	—	—	—	168
Other adjustments	2	12	—	—	14
Net change in:
Cash and securities segregated and on deposit	—	(568)	375	—	(193)
Financial instruments and other inventory positions owned	(385)	(1,196)	(3,392)	(3,917)	(8,890)
Financial instruments and other inventory positions sold but not yet purchased	(56)	5,236	(9,097)	4,582	665
Collateralized agreements and collateralized financing, net	6	(3,346)	3,155	—	(185)
Other assets and payables, net	(497)	3,607	1,355	(195)	4,270
Due to/from affiliates, net	714	(4,021)	1,661	1,646	—
Net cash (used in) provided by operating activities	(141)	(15)	(4,964)	2,116	(3,004)
Cash Flows from Financing Activities
Derivative contracts with a financing element	—	—	263	—	263
Issuance of short-term borrowings, net	512	(140)	(150)	—	222
Issuance of long-term borrowings	3,210	—	7,809	(4,104)	6,915
Principal payments of long-term borrowings	(3,058)	—	(2,033)	1,449	(3,642)
Issuance of common stock	79	—	—	—	79
Purchase of treasury stock	(589)	—	—	—	(589)
Issuance of treasury stock	386	—	—	—	386
Dividends paid	(76)	—	—	—	(76)
Net cash provided by (used in) financing activities	464	(140)	5,889	(2,655)	3,558
Cash Flows from Investing Activities
Purchase of property, equipment and leasehold improvements, net	(26)	(6)	(31)	—	(63)
Capital contributions from / to subsidiaries, net	16	—	(16)	—	—
Net cash used in investing activities	(10)	(6)	(47)	—	(63)
Net change in cash and cash equivalents	313	(161)	878	(539)	491
Cash and cash equivalents, beginning of period	1,940	557	2,943	—	5,440
Cash and cash equivalents, end of period	$2,253	$396	$3,821	$(539)	$5,931

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Lehman Brothers Holdings Inc.

We have reviewed the consolidated statement of financial condition of Lehman Brothers Holdings Inc. (the “Company”) as of February 28, 2006, and the related consolidated statements of income and cash flows for the three month periods ended February 28, 2006 and 2005. These financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of the Company as of November 30, 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended and in our report dated February 13, 2006, we expressed an unqualified opinion on those consolidated financial statements.

New York, New York

April 10, 2006

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read together with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements included in Holdings’ Annual Report on Form 10-K for the fiscal year ended November 30, 2005 (the “Form 10-K”).

Lehman Brothers Holdings Inc. (“Holdings”) and subsidiaries (collectively, the “Company,” “Lehman Brothers,” “we,” “us” or “our”) is one of the leading global investment banks, serving institutional, corporate, government and high-net-worth individual clients. Our worldwide headquarters in New York and regional headquarters in London and Tokyo are complemented by offices in additional locations in North America, Europe, the Middle East, Latin America and the Asia Pacific region. Through our subsidiaries, we are a global market-maker in all major equity and fixed income products. To facilitate our market-making activities, we are a member of all principal securities and commodities exchanges in the U.S. and we hold memberships or associate memberships on several principal international securities and commodities exchanges, including the London, Tokyo, Hong Kong, Frankfurt, Paris, Milan and Australian stock exchanges.

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

All references to 2006 and 2005 in this MD&A refer to our fiscal quarters ended February 28, 2006 and 2005 or the last day of such fiscal quarters, as the context requires, unless specifically stated otherwise.

Forward-Looking Statements

Some of the statements contained in this MD&A, including those relating to our strategy and other statements that are predictive in nature, that depend on or refer to future events or conditions or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates” and similar expressions, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements are not historical facts but instead represent only management’s expectations, estimates and projections regarding future events. Similarly, these statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict, which may include, but are not limited to, market risk, the competitive environment, investor sentiment, liquidity risk, credit ratings changes, credit exposure, operational risk and legal and regulatory changes and proceedings. For further discussion of these risks, see “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Certain Factors Affecting Results of Operations” in the Form 10-K.

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

Executive Overview (1)

Summary of Results

We achieved our strongest quarterly results ever, with record net revenues, net income and diluted earnings per share in the first quarter of 2006. These results were driven by record net revenues in each business segment and in each geographic region.

Net income of $1.1 billion in 2006 rose 24% compared with $875 million in 2005. Diluted earnings per share of $3.66 in 2006 increased by 26% from $2.91 in the same prior-year period. The quarter’s results included an after-tax gain of $47 million ($0.16 per diluted share) from the cumulative effect of an accounting change for equity-based compensation resulting from the Company’s adoption of Statement of Financial Accounting Standards (“SFAS”) No.123 (revised) “Share-Based Payment”(“SFAS 123(R)”). Net revenues rose to $4.5 billion in 2006, up 17% from $3.8 billion in the prior-year period. Annualized return on average common stockholders’ equity(2) was 26.7% in 2006 compared with 24.5% in the corresponding 2005 period. Annualized return on average tangible common stockholders’ equity(2) was 33.5% in 2006 compared with 32.0% in the corresponding 2005 period.

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

The global market environment during 2006 was generally favorable for our businesses due to a combination of factors—positive economic growth, strong corporate profitability, deep pools of global liquidity, tightening credit spreads, and, on an absolute basis, low long-term interest rates. The global equity markets rose, driven by strong earnings reports and positive economic data, notwithstanding concerns over rising interest rates, volatile energy prices, the state of the U.S. housing market and continued geopolitical concerns. The U.S. yield curve was inverted at times during the quarter while the European and Asian yield curves flattened and corporate credit spreads tightened further. The economies of Asia continued their strong growth in 2006, while the European economy grew more slowly. At various points in the quarter, market conditions became more challenging due to volatile energy prices, rising interest rates, and concerns over the shape of the yield curve and the U.S. housing markets. However, strong fundamentals allowed the market to recover quickly.

Equity markets. The global equity markets had a solid first quarter in 2006, due primarily to positive economic data and strong earnings reports. Industry-wide underwriting volumes and pipelines remained strong during the period. In 2006, the New York Stock Exchange index rose 5%, while the Dow Jones Industrial Average, S&P 500 and NASDAQ indices all rose 2%. In the European equity markets for 2006, the FTSE and DAX rose 7% and 12%, respectively. In Asia for 2006, the Nikkei and Hang Seng indices rose 9% and 7%, respectively.

(1)   Volume statistics in this MD&A were obtained from Thomson Financial.

(2)   Annualized return on average common stockholders’ equity and annualized return on average tangible common stockholders’ equity are computed by dividing annualized net income applicable to common stock for the period by average common stockholders’ equity and average tangible common stockholders’ equity, respectively. We believe average tangible common stockholders’ equity is a meaningful measure because it reflects the common stockholders’ equity deployed in our businesses. Average tangible common stockholders’ equity equals average common stockholders’ equity less average identifiable intangible assets and goodwill and is computed as follows:

In millions
Quarter Ended February 28,	2006	2005
Average common stockholders’ equity	$16,049	$13,992
Average identifiable intangible assets and goodwill	(3,269)	(3,279)
Average tangible common stockholders’ equity	$12,780	$10,713

Global trading volumes improved in 2006 compared to 2005. In the U.S., trading volumes for all major indices increased in 2006 compared with 2005, as continued low long-term interest rates and improved corporate profitability created a more favorable environment for equity products. Average daily trading volumes of FTSE 100 stocks and the DAX composite increased 13% and 6%, respectively, compared with 2005. Volumes on the Nikkei and Hang Seng exchanges rose 81% and 20%, respectively, in 2006 compared with 2005.

Fixed income markets During 2006, interest rates continued to remain low in absolute terms. The yield curve during the quarter was inverted at times in the U.S. and flattened both in Europe and Asia. Credit and swap spreads remained generally tight in response to the movement in the yield curves. Conditions in Europe were somewhat less favorable than the U.S., as growth remained slow. Japan continued on its recovery path, with the Bank of Japan continuing its policy of quantitative easing which continued to support liquidity and growth. Total global debt origination rose 15% in 2006 compared with 2005 on higher levels of investment-grade, asset-backed and mortgage-backed securities volumes.

Mergers and acquisitions Stronger stock valuations and the favorable interest rate environment during 2006 kept both strategic buyers and financial sponsors very active in the M&A market. Announced M&A volumes rose 23% in 2006 compared with the prior-year period, while completed M&A volumes rose 55% in the same period.

Economic Outlook

The financial services industry is significantly influenced by worldwide economic conditions in both banking and capital markets. We expect global GDP growth of 2.9% for 2006, a level that continues to provide a favorable underpinning for this industry. We expect the Fed to continue raising rates to 5.5% by mid-2006 and then keep interest rates steady. The end of the Fed’s rising interest rate cycle in the past has been positive for our sector. We expect that corporate profitability will remain strong, and we are looking for corporate earnings to increase approximately 9% in 2006. Additionally, U.S. corporate balance sheets remain strong and operating cash flows solid, with cash on hand increasing, giving corporations a higher degree of flexibility for mergers and acquisitions, buybacks and dividends. Although we remain wary of geopolitical risk, the growing deficits in the U.S., and China’s efforts to rein in growth, we see resiliency in the global economy as a whole.

Equity markets The environment for the equity markets continued the positive trend seen throughout 2005. Liquidity remained available and industry-wide equity-offering pipelines remained strong. We expect the equity offering calendar to remain robust through 2006, as reasonably strong corporate profitability will help to maintain confidence in the marketplace.

Fixed income markets We see a continued constructive environment for fixed income origination, given low absolute interest rates, credit spreads remaining in line or tighter than historical averages, refinancings of debt maturing in calendar 2006 and the expected increase in M&A and financial-sponsor-related financings. This reasonably strong primary debt market should have a positive impact on secondary market flows. We expect both fixed-income-related products and the fixed income investor base to continue to grow with a continuing global trend of more liquidity requirements being sourced from the capital markets.

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

Mergers and acquisitions During the first quarter of 2006, M&A activity remained strong, and we expect this to continue. Companies are still looking to grow, and strategic M&A is an increasingly viable option to achieve these growth objectives, particularly for companies with liquid and strong balance sheets and stronger stock valuations. In addition to the activity from strategic buyers, financial sponsor-led M&A also has been an important factor driving the increase in activity.

Asset management and high net worth Capital markets continued to be resilient in 2006, and growing economies translate into wealth creation. We aspire to be a provider of choice among the high-net-worth client base, given our growing product breadth and strong performance. Our outlook for asset management and services to high-net-worth individuals is positive, given favorable demographics, higher savings rates globally and intergenerational wealth transfer. The high-net-worth client increasingly seeks multiple providers and greater asset diversification along with a high service component. We believe the significant expansion of our asset management business and the strong investment-return performance of our asset managers, coupled with our cross-selling initiatives, position us well for continued growth throughout 2006.

Consolidated Results of Operations

Overview

We achieved record net revenues of $4.5 billion in 2006, increasing 17% compared with $3.8 billion in 2005. Net income of $1.1 billion in 2006 rose 24% compared with $875 million in 2005. Diluted earnings per share rose 26% in 2006 to $3.66 compared with $2.91 in 2005. The 2006 results included an after-tax gain of $47 million, or $0.16 per diluted common share, as a cumulative effect of an accounting change associated with our adoption of SFAS 123(R) on December 1, 2005. The 2006 results represent the highest quarterly net revenues, net income and earnings per share we have ever reported and reflect record results in every segment and every region.

Annualized return on average common stockholders’ equity was 26.7% and 24.5% in 2006 and 2005, respectively. Annualized return on average tangible common stockholders’ equity was 33.5% and 32.0% in 2006 and 2005, respectively.

Net Revenues

In millions			Percent
Quarter ended February	2006	2005	Change
Principal transactions	$2,473	$2,195	13%
Investment banking	835	683	22
Commissions	472	411	15
Interest and dividends	6,192	3,884	59
Asset management and other	335	218	54
Total revenues	10,307	7,391	39
Interest expense	5,846	3,581	63
Net revenues	$4,461	$3,810	17%

Principal transactions, commissions and net interest revenue	$3,291	$2,909	13%
Net interest revenue	$346	$303	14%

Net revenues totaled $4.5 billion and $3.8 billion in 2006 and 2005, respectively. Net revenues grew 17% in 2006 compared with 2005, reflecting the highest quarterly net revenues in each of our three business segments and in each geographic region. Investment Banking business segment revenue rose 22% to a record $835 million in 2006, compared with $683 million in 2005, propelled by record net revenues in Global Finance-Debt, strong Advisory Services and solid Global Finance-Equity net revenues. Capital Markets business segment net revenue rose 13% in 2006 compared with 2005, reflecting record results for both Fixed Income and Equities. Investment Management business segment net revenue rose 33% in 2006 to a record $580 million compared with 2005, led by our highest level of Asset Management revenues on higher assets under management, as well as higher incentive fee revenues. See “Business Segments” in this MD&A for a detailed discussion of net revenues by business segment.

Principal Transactions, Commissions and Net Interest Revenues

In both the Capital Markets and Investment Management business segments, we evaluate net revenue performance based on the aggregate of Principal transactions, Commissions and Interest and dividends revenue net of Interest expense (“Net interest revenue”). These revenue categories include realized and unrealized gains and losses, commissions associated with client transactions and the interest and dividend revenue or interest expense associated with financing or hedging positions. Caution should be used when analyzing these revenue categories individually because they may not be indicative of the overall performance of the Capital Markets and Investment Management business segments. Principal transactions, Commissions and Net interest revenue in the aggregate rose 13% in 2006 compared with 2005.

Principal transactions revenue increased 13% in 2006 compared with 2005, driven by improvements across both fixed income and equity Capital Markets products, including a higher contribution from non-U.S. regions. Fixed income capital market products saw solid revenues in interest rate products, credit products and real estate, partially offset by a decline in U.S. residential mortgage revenues. The 2006 increase in net revenues from equity capital market products was driven by higher trading volumes and improved equity valuations globally, as well as increased financing activities.

Commission revenues rose 15% in 2006 compared with 2005 on higher global trading volumes, but remained virtually flat from the fourth quarter of 2005 levels as certain high-net-worth clients have transitioned to fee based arrangements.

Interest and dividends revenue and Interest expense are a function of the level and mix of total assets and liabilities (primarily financial instruments owned and sold but not yet purchased, and collateralized borrowing and lending activities), the prevailing level of interest rates and the term structure of our financings. Interest and dividends revenue and Interest expense are integral components of our evaluation of our overall Capital Markets activities. Net interest revenue in 2006 rose 14% compared with 2005, due to higher levels of interest and dividend earning assets. Interest and dividends revenue and Interest expense rose 59% and 63%, respectively, in 2006 compared with 2005, attributable to higher short-term interest rates coupled with higher levels of interest- and dividend-earning assets and interest-bearing liabilities.

Investment Banking

Investment banking revenues result from fees received for underwriting public and private offerings of fixed income and equity securities, fees and other revenues associated with advising clients on M&A activities, as well as other corporate financing activities. Investment banking revenues rose to record levels in 2006, increasing 22% compared with 2005. The 2006 results reflected our highest levels of revenues in Global Finance-Debt as well as strong Advisory Services and solid Global Finance-Equity revenues. See “Business Segments-Investment Banking” in this MD&A for a discussion and analysis of our Investment Banking business segment.

Asset Management and Other

Asset management and other revenues primarily result from advisory activities in the Investment Management business segment. Asset management and other revenues rose 54% in 2006 compared with 2005. The growth in 2006 reflects higher asset management fees attributable to the growth in assets under management, coupled with higher private equity management and incentive fees, as well as the transition of certain high-net-worth clients to fee based arrangements.

Non-Interest Expenses

In millions			Percent
Quarter ended February	2006	2005	Change
Compensation and benefits	$2,199	$1,886	17%
Non-personnel expenses
Technology and communications	228	200	14
Brokerage, clearance and distribution fees	141	131	8
Occupancy	141	119	18
Professional fees	72	62	16
Business development	60	53	13
Other	69	53	30
Total non-personnel expenses	711	618	15
Total non-interest expenses	$2,910	$2,504	16%
Compensation and benefits/Net revenues	49.3%	49.5%
Non-personnel expenses/Net revenues	15.9%	16.2%

Non-interest expenses rose 16% to $2.9 billion in 2006 compared with $2.5 billion in 2005. Significant portions of certain expense categories are variable, including compensation and benefits, brokerage, clearance and distribution, and business development. We expect these variable expenses as a percentage of net revenues to remain in approximately the same proportions for the remainder of 2006. We continue to maintain a strict discipline in managing expenses.

Compensation and benefits. Compensation and benefits rose 17% to $2.2 billion in 2006 compared with $1.9 billion in 2005. Compensation and benefits expense as a percentage of net revenues decreased to 49.3% in 2006 from 49.5% in 2005. Employees totaled approximately 22,900 at February 28, 2006, unchanged from November 30, 2005, and up from approximately 20,300 at February 28, 2005. Compensation and benefits expense includes both fixed and variable components. Fixed compensation, consisting primarily of salaries, benefits and amortization of previous years’ deferred equity awards, totaled $1.0 billion and $846 million in 2006 and 2005, respectively, an increase of 21%. The growth of fixed compensation was due primarily to the increase in headcount from 2005. Variable compensation, consisting primarily of incentive compensation, commissions and severance, totaled $1.2 billion and $1.1 billion in 2006 and 2005, respectively, up 13%, as higher net revenues resulted in higher incentive compensation. Amortization of deferred stock compensation awards was $249 million and $168 million in 2006 and 2005, respectively.

Non-personnel expenses. Non-personnel expenses rose 15% to $711 million in 2006 compared with $618 million in 2005. Non-personnel expenses as a percentage of net revenues were 15.9% and 16.2% in 2006 and 2005, respectively. The increase in non-personnel expenses in 2006 compared with 2005 is primarily attributable to increased technology and communications, occupancy and other costs associated with higher levels of business activity.

Technology and communications expenses rose 14% in 2006 compared with 2005 reflecting increased costs associated with the continued expansion and development of our Capital Markets platforms and infrastructure. Occupancy expenses increased 18% in 2006 compared with 2005 due in part to increased space requirements from the increased number of employees, as well as costs associated with the rationalization of certain space requirements. Brokerage, clearance and distribution expenses rose 8% in 2006 compared with 2005, due primarily to higher transaction volumes in certain Capital Markets products. Professional fees and business development expenses increased 15% in 2006 compared with 2005 due primarily to the higher levels of business activity. Other expenses increased 30% in 2006 compared with 2005 due to a number of factors, including an increase in charitable contributions.

Income Taxes

The provisions for income taxes totaled $513 million and $431 million in 2006 and 2005, respectively. These provisions resulted in effective tax rates of 33.1% and 33.0% for 2006 and 2005, respectively.

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

The following table summarizes the net revenues of our business segments:

Business Segments

In millions			Percent
Quarter ended February	2006	2005	Change
Net revenues:
Investment Banking	$835	$683	22%
Capital Markets	3,046	2,690	13
Investment Management	580	437	33
Total net revenues	4,461	3,810	17
Compensation and benefits	2,199	1,886	17
Non-personnel expenses	711	618	15
Income before taxes	$1,551	$1,306	19%

Investment Banking

In millions			Percent
Quarter ended February	2006	2005	Change
Investment banking revenues	$835	$683	22%
Non-interest expenses	605	469	29
Income before taxes	$230	$214	7%

The Investment Banking business segment is made up of Advisory Services and Global Finance activities that serve our corporate and government clients. The segment is organized into global industry groups—Communications, Consumer/Retailing, Financial Institutions, Financial Sponsors, Healthcare, Industrial, Media, Natural Resources, Power, Real Estate and Technology—that include bankers who deliver industry knowledge and expertise to meet clients’ objectives. Specialized product groups within Advisory Services include M&A and restructuring. Global Finance serves our clients’ capital raising needs through underwriting, private placements, leveraged finance and other activities associated with debt and equity products. Product groups are partnered with relationship managers in the global industry groups to provide comprehensive financial solutions for clients.

Investment Banking Revenues(1)

In millions			Percent
Quarter ended February	2006	2005	Change
Global Finance—Debt	$410	$326	26%
Global Finance—Equity	199	188	6
Advisory Services	226	169	34
Investment Banking Revenues	$835	$683	22%

Investment Banking revenues rose 22% in 2006 compared with 2005, to our highest quarterly Investment Banking revenues ever reported, reflecting record Global Finance—Debt, significant growth in Advisory Services and solid Global Finance—Equity revenues. This was the third consecutive quarter of record revenues for the Investment Banking business segment.

Global Finance—Debt revenues rose 26% to a record $410 million in 2006 compared with the robust 2005 period. Revenues in 2006 were driven by global investment grade underwriting, as relatively low interest rates, a flatter yield curve and tight credit spreads prompted an increase in issuances, particularly in longer-dated securities. Revenues in 2006 also benefited from a higher level of client-driven derivative and other capital market-related transactions with our investment banking clients providing fees of $132 million, compared with fees of $48 million in 2005. Our debt origination fee backlog at February 28, 2006 was approximately $148 million. Debt origination backlog may not be indicative of the level of future business due to the frequent use of the shelf registration process.

Global Finance—Equity revenues grew 6% in 2006 to $199 million compared with 2005. Our publicly reported equity underwriting volumes rose 57% in 2006 compared with 2005, significantly outpacing the market volume increase of 16% over the same period. Within equity origination, convertibles, driven by increased volatility, were particularly strong, where industry wide volumes increased 46%, and our volumes increased 294%. Our equity-related fee backlog (for both filed and unfiled transactions) at February 28, 2006 was approximately $284 million.

Advisory Services revenues were at our second highest level since 2000 at $226 million in 2006, up 34% compared with 2005. Our completed and announced transaction volumes increased 124% and 62%, respectively, in 2006 compared with 2005, significantly outpacing the increases in industry-wide completed and announced transaction volumes of 55% and 23%, respectively, over this period. M&A volumes benefited from rising equity indices as well as increased financial sponsor and strategic acquisition activity. Our M&A fee backlog at February 28, 2006 was approximately $240 million.

(1)     Debt and equity underwriting volumes are based on full credit for single-book managers and equal credit for joint-book managers. Debt underwriting volumes include both publicly registered and Rule 144A issues of high-grade and high-yield bonds, sovereign, agency and taxable municipal debt, non-convertible preferred stock and mortgage- and asset-backed securities. Equity underwriting volumes include both publicly registered and Rule 144A issues of common stock and convertibles. Because publicly reported debt and equity underwriting volumes do not necessarily correspond to the amount of securities actually underwritten and do not include certain private placements and other transactions, and because revenue rates vary among transactions, publicly reported debt and equity underwriting volumes may not be indicative of revenues in a given period. Additionally, because Advisory Services volumes are based on full credit to each of the advisors in a transaction, and because revenue rates vary among transactions, Advisory Services volumes may not be indicative of revenues in a given period.

Non-interest expenses rose 29% in 2006 compared with 2005, attributable to an increase in compensation and benefits expense related to improved performance, and higher non-personnel expenses related to increased business activity.

Income before taxes increased 7% to $230 million in 2006 from $214 million in 2005.

Capital Markets

In millions			Percent
Quarter ended February	2006	2005	Change
Principal transactions	$2,351	$2,096	12%
Commissions	322	280	15
Interest and dividends	6,190	3,867	60
Other	21	12	75
Total revenues	8,884	6,255	42
Interest expense	5,838	3,565	64
Net revenues	3,046	2,690	13
Non-interest expenses	1,844	1,676	10
Income before taxes	$1,202	$1,014	19%

The Capital Markets business segment includes institutional client-flow activities, prime brokerage, research, mortgage origination and securitization, and secondary-trading and financing activities in fixed income and equity products. These products include a wide range of cash, derivative, secured financing and structured instruments and investments. We are a leading global market-maker in numerous equity and fixed income products including U.S., European and Asian equities, government and agency securities, money market products, corporate high-grade, high-yield and emerging market securities, mortgage and asset-backed securities, preferred stock, municipal securities, bank loans, foreign exchange, financing and derivative products. We are one of the largest investment banks in terms of U.S. and Pan-European listed equities trading volume, and we maintain a major presence in over-the-counter (“OTC”) U.S. stocks, major Asian large capitalization stocks, warrants, convertible debentures and capital securities. In addition, the secured financing business manages our equity and fixed income matched book activities, supplies secured financing to institutional clients and provides secured funding for our inventory of equity and fixed income products. The Capital Markets segment also includes proprietary activities as well as principal investing in real estate and private equity.

Capital Markets Net Revenues

In millions			Percent
Quarter ended February	2006	2005	Change
Fixed Income	$2,102	$2,068	2%
Equities	944	622	52%
Capital Markets Net Revenues	$3,046	$2,690	13%

Capital Markets net revenues increased 13% to a record $3.0 billion in the first quarter of 2006 from $2.7 billion in 2005. Revenues in 2006 were driven by record revenues from both Equities and Fixed Income Capital Markets, including a higher contribution from non-U.S. regions.

Fixed Income net revenues were a record $2.1 billion in 2006, increasing 2% compared with 2005 driven by interest rate products, credit products and real estate, partially offset by a decline in U.S. residential mortgage revenues. Interest rate product revenues were a record in 2006, as concerns over rising interest rates and the inverted shape of the yield curve led to significant client activity in repositioning portfolios and adjusting hedging strategies, particularly in Europe and Asia. Credit products performed extremely well in 2006. High-grade product revenues were a record in 2006, benefiting from significantly increased origination volumes and secondary trading flows, while high-yield products benefited from a combination of a strong origination calendar, tighter secondary credit spreads, and a benign outlook for default rates. Our commercial mortgage and real estate business performed well in 2006 as global demand for this asset class remained high. Revenues in our U.S. residential mortgage businesses declined in 2006 compared to 2005, reflecting a decrease in our origination volumes and the further compression of securitization margins. Global residential mortgage origination volumes decreased to approximately $16 billion in 2006 from $20 billion in 2005 due to the negative effects of rising interest rates and a softening U.S. housing market. These weaker U.S. mortgage results were partially offset by increased origination and securitization activity in our European mortgage businesses as well as continued strength in global securitization volumes. We securitized approximately $34 billion and $25 billion of residential mortgage loans in 2006 and 2005, respectively.

Equities revenues rose 52% in 2006 compared with 2005, reflecting strong client flow activities in both the derivatives and cash businesses, as well as improved market opportunities as global market volumes and valuations rose on positive economic data and strong earnings reports. Equity derivatives realized record revenues for the second consecutive quarter, as client activity was strong in structured products due to an increased level of volatility in Europe and Asia and lower levels of correlation across markets. The prime broker and financing business continued to grow, both in terms of the number of clients and balances, particularly as we expanded our capabilities in Asia. Favorable equity markets and an active M&A environment also created opportunities in the merger arbitrage business for the quarter.

Interest and dividends revenue and Interest expense are a function of the level and mix of total assets and liabilities (primarily financial instruments owned and collateralized activities), the prevailing level of interest rates and the term structure of our financings. Interest and dividends revenue and Interest expense are integral components of our evaluation of our overall Capital Markets activities. Net interest revenue in 2006 increased 17% compared with 2005, due to higher levels of interest and dividend-earning assets. Interest and dividends revenue and Interest expense rose 60% and 64%, respectively, in 2006 compared with 2005, attributable to higher short-term interest rates coupled with higher levels of interest- and dividend-earning assets and interest-bearing liabilities.

Non-interest expenses increased to $1.8 billion in 2006 from $1.7 billion in 2005. The growth in non-interest expenses reflects higher compensation and benefits expense related to improved revenue performance coupled with higher non-personnel expenses. Non-personnel expenses grew primarily due to increased technology and communications expenses, attributable to the continued investments in our trading platforms, and higher brokerage and clearance costs and professional fees on increased business activities. Occupancy expenses also increased due to growth in the number of employees.

Income before taxes totaled $1.2 billion and $1.0 billion in 2006 and 2005, respectively, up 19%.

Investment Management

In millions			Percent
Quarter ended February	2006	2005	Change
Principal transactions	$122	$99	23%
Commissions	150	131	15
Interest and dividends	2	17	(88)
Asset management and other	314	206	52
Total revenues	588	453	30
Interest expense	8	16	(50)
Net revenues	580	437	33
Non-interest expenses	461	359	28
Income before taxes	$119	$78	53%

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

Investment Management Net Revenues

In millions			Percent
Quarter ended February	2006	2005	Change
Asset Management	$368	$234	57%
Private Investment Management	212	203	4
Investment Management Net Revenues	$580	$437	33%

Assets Under Management

In billions			Percent
Quarter ended February	2006	2005	Change
Opening balance	$175	$137	28%
Net additions	9	7	29
Net market appreciation	4	4	—
Total increase	13	11	18
Balance, February 28	$188	$148	27%

Composition of Assets Under Management

				Percent Change
	February 28,	November 30,	February 28,	February 2006
In billions	2006	2005	2005	November 2005	February 2005
Money markets	$32	$29	$22	10%	45%
Fixed income	56	55	54	2	4
Equity	83	75	59	11	41
Alternative investments	17	16	13	6	31
	$188	$175	$148	7%	27%

Net revenues increased 33% to $580 million in 2006 compared with 2005, as Asset Management achieved record results.

Asset Management net revenues increased 57% in 2006 compared with 2005, attributable to a combination of higher levels of assets under management, increased incentive fees, and a shift in asset composition into higher-margin equity based products. Asset inflows have been strongest in the Neuberger mutual fund and private asset management areas, as well as in our alternative investment products. Asset Management incentive fees increased to $44 million in 2006 from $17 million in 2005.

Assets under management rose to a record $188 billion at February 28, 2006, up from $175 billion at November 30, 2005, reflecting net inflows of $9 billion complemented by net market appreciation of $4 billion. Assets under management at February 28, 2006 increased $40 billion or 27% compared with February 28, 2005.

Private Investment Management net revenues rose 4% in 2006 compared with 2005, reflecting an increase in equity activity as investors repositioned into equity products amid rising global equity markets.

Non-interest expenses increased to $461 million in 2006 compared with $359 million in 2005 primarily due to higher compensation and benefits expense as we continue to build the business.

Income before taxes increased 53% to $119 million in 2006 compared with $78 million in 2005.

Geographic Revenues

Net Revenues by Geographic Region

In millions			Percent
Quarter ended February	2006	2005	Change
Europe	$1,121	$971	15%
Asia Pacific and other	606	362	67
Total Non-U.S.	1,727	1,333	30
U.S.	2,734	2,477	10
Net revenues	$4,461	$3,810	17%

Record non-U.S. net revenues of $1.7 billion in 2006 rose 30% compared with $1.3 billion in 2005, and represented 39% and 35% of total net revenues in 2006 and 2005, respectively. The improved net revenues in 2006 compared with 2005 was due to significant growth in the Capital Markets and Investment Banking business segments reflecting record results for Fixed Income Capital Markets in both Europe and Asia Pacific regions.

Net revenues in Europe rose 15% in 2006 compared with 2005, reflecting record revenues in Fixed Income Capital Markets coupled with Investment Banking’s second-highest revenue quarter ever reported. Fixed Income Capital Markets net revenues were driven by higher client flow in interest rate and structured products, strong performance in the credit businesses and a strong contribution from our European mortgage origination platform. Equities Capital Markets net revenues improved in 2006 compared with 2005, consistent with improved European equity markets. In Investment Banking, all products—equity and debt underwriting and Advisory Services—improved in 2006 compared with 2005.

Net revenues in Asia Pacific and other rose 67% in 2006 compared with 2005, driven by interest rate products in Fixed Income Capital Markets, as well as growth in derivatives-related Equities Capital Markets net revenues. The 2006 results also reflected a growing Investment Management presence.

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

Liquidity pool. We maintain a liquidity pool available to Holdings that covers expected cash outflows for twelve months in a stressed liquidity environment. In assessing the required size of our liquidity pool, we assume that assets outside the liquidity pool cannot be sold to generate cash, unsecured debt cannot be issued, and any cash and unencumbered liquid collateral outside of the liquidity pool cannot be used to support the liquidity of Holdings. Our liquidity pool is sized to cover expected cash outflows associated with the following items:

•      The repayment of all unsecured debt maturing in the next twelve months ($12.2 billion at February 28, 2006).

•      The funding of commitments to extend credit made by Holdings and its unregulated subsidiaries based on a probabilistic analysis of these drawdowns. The funding of commitments to extend credit made by our regulated subsidiaries is covered by the liquidity pools maintained by these subsidiaries. (See “Summary of Contractual Obligations and Commitments— Lending-Related Commitments” in this MD&A and Note 6 to the Consolidated Financial Statements.)

•      The impact of adverse changes on secured funding — either in the form of wider “haircuts” (the difference between the market and pledge value of assets) or in the form of reduced borrowing availability.

•      The anticipated funding requirements of equity repurchases as we manage our equity base (including offsetting the dilutive effect of our employee incentive plans). (See “Equity Management” below.)

In addition, the liquidity pool is sized to cover the impact of a one notch downgrade of Holdings’ long-term debt ratings, including the additional collateral required for our derivative contracts and other secured funding arrangements. (See “Credit Ratings” below.)

The liquidity pool is primarily invested in highly liquid instruments including: money market funds, bank deposits, and U.S., European and Japanese Government bonds, and U.S. agency securities, with the balance invested in liquid securities that we believe have a highly reliable pledge value. We calculate our liquidity pool on a daily basis.

At February 28, 2006, the estimated pledge value of the liquidity pool available to Holdings was $16.8 billion, which is in excess of the items discussed above. Additionally, our regulated subsidiaries, such as our broker-dealers and bank institutions maintain their own liquidity pools to cover their stand-alone one year expected cash funding needs in a stressed liquidity environment. The estimated pledge value of the liquidity pools held by our regulated subsidiaries totaled an additional $41.5 billion at February 28, 2006.

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

•      Secured funding “haircuts” are funded with cash capital(1).

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

As part of our funding strategy, we also take steps to mitigate our main sources of contingent liquidity risk as follows:

•      Commitments to extend credit - Cash capital is utilized to cover expected funding of commitments to extend credit. See “Summary of Contractual Obligations and Commitments—Lending-Related Commitments” in this MD&A.

•      Ratings downgrade - Cash capital is utilized to cover the liquidity impact of a one notch downgrade on Holdings. A rating downgrade would increase the amount of collateral to be posted against our derivative contracts and other secured funding arrangements. See “Credit Ratings” below.

•      Customer financing - We provide secured financing to our clients typically through repurchase and prime broker agreements. These financing activities can create liquidity risk if the availability and terms of our secured borrowing agreements adversely change during a stressed liquidity event and we are unable to reflect these changes in our client financing agreements. We mitigate this risk by entering into term secured borrowing agreements, in which we can fund different types of collateral at pre-determined collateralization levels, and by the liquidity pools maintained at our broker-dealers.

Our policy is to operate with an excess of long-term funding sources over our long-term funding requirements. We seek to maintain a cash capital surplus at Holdings of at least $2 billion. As of February 28, 2006 and November 30, 2005, our cash capital surplus at Holdings totaled $5.2 and $6.2 billion, respectively. Additionally, cash capital surpluses in regulated entities at February 28, 2006 and November 30, 2005 amounted to $9.6 and $8.1 billion, respectively.

Diversification of funding sources. We seek to diversify our funding sources. We issue long-term debt in multiple currencies and across a wide range of maturities to tap many investor bases, thereby reducing our reliance on any one source.

•      During 2006, we issued $7.5 billion of long-term borrowings. Long-term borrowings increased to $66.1 billion at February 28, 2006 from $62.3 billion at November 30, 2005, with weighted-average maturities of 6.0 years and 5.9 years, respectively—above our targeted minimum weighted-average maturity of four years.

(1)     Cash capital consists of stockholders’ equity, core deposit liabilities at our bank subsidiaries, the undrawn portion of committed credit facilities with greater than one-year remaining life and liabilities with remaining terms of over one year.

•      We diversify our issuances geographically to minimize refinancing risk and broaden our debt-holder base. As of February 28, 2006, 46% of our long-term debt was issued outside the United States.

•      We typically issue in a single maturity in sufficient size to create a liquid benchmark issuance (i.e., sufficient size to be included in the Lehman Bond Index, a widely used index for fixed income asset managers).

•      In order to minimize refinancing risk, we set limits for the amount of long-term borrowings maturing over any three, six and twelve month horizon at 10%, 15% and 25% of outstanding long-term borrowings, respectively—that is, $6.6 billion, $9.9 billion and $16.5 billion, respectively, at February 28, 2006. If we were to operate with debt above these levels, we would not include the additional amount as a source of cash capital.

Extendible issuances (in which, unless debt holders instruct us to redeem their debt instruments at least one year prior to stated maturity, the maturity date of these instruments is automatically extended) are included in these limits at their earliest maturity date. Based on experience, we expect the majority of these extendibles to remain outstanding beyond their earliest maturity date in a normal market environment and “roll” through the long-term-borrowings maturity profile.

Other long-term debt is accounted for in our long-term-borrowings maturity profile at its contractual maturity date if the debt is redeemable at our option. Long-term debt that is repayable at par at the holder’s option is included in these limits at its put date.

The quarterly long-term borrowings maturity schedule over the next five years at February 28, 2006 is as follows:

Long-Term Borrowings Maturity Profile Chart

•      We use both committed and uncommitted bilateral and syndicated long-term bank facilities to complement our long-term debt issuance. In particular, Holdings maintains an unsecured revolving credit agreement with a syndicate of banks under which the banks have committed to provide up to $2.0 billion through February 22, 2009. We also maintain a $1.0 billion multi-currency unsecured, committed revolving credit facility with a syndicate of banks for Lehman Brothers Bankhaus AG (“LBBAG”), with a term of three and a half years expiring in April 2008. Our ability to borrow under such facilities is conditioned on complying with customary lending conditions and covenants. We have maintained compliance with the material covenants under these credit agreements at all times.

•      Bank facilities provide us with further diversification and flexibility. For example, we draw on our committed syndicated credit facilities described above on a regular basis (typically 25% to 30% of the time on a weighted- average basis) to provide us with additional sources of long-term funding on an as-needed basis. We have the ability to prepay and redraw any number of times and to retain the proceeds for any term up to the maturity date of the facility. As a result, we see these facilities as having the same liquidity value as long-term borrowings with the same maturity dates, and we include the loans in our reported long-term borrowings at the facility’s stated final maturity date to the extent that they are outstanding as of the reporting date.

•      As of February 28, 2006, Holdings’ credit agreement was fully drawn, with a stated maturity of February 22, 2009. There were no borrowings outstanding under LBBAG’s credit facility. Subsequent to quarter-end, Holdings’ draw was repaid in $1 billion increments on March 1, and March 7, 2006 with proceeds from long-term debt issuances. This drawdown is included in the above table at its contractual maturity date during the first quarter of 2009.

•      We own three bank entities: Lehman Brothers Bank, a U.S.-based thrift institution, Lehman Brothers Commercial Bank, a U.S.-based industrial bank, and Lehman Brothers Bankhaus, a German bank. These regulated bank entities operate in a deposit-protected environment and are able to source low-cost unsecured funds that are primarily term deposits. These are generally insulated from a Company-specific or market liquidity event, thereby providing a reliable funding source for our mortgage products and selected loan assets and increasing our funding diversification. Overall, these bank institutions have raised $18.6 billion and $14.8 billion of customer deposit liabilities as of February 28, 2006 and November 30, 2005, respectively.

Legal Entity Structure. Our legal entity structure can constrain liquidity available to Holdings. Some of our legal entities, particularly our regulated broker-dealers and bank institutions, are restricted in the amount of funds that they can distribute or lend to Holdings.

•      As of February 28, 2006, Holdings’ Total Equity Capital (defined as total stockholders’ equity of $17.5 billion plus $2.6 billion of junior subordinated notes) amounted to $20.1 billion. We believe Total Equity Capital to be a more meaningful measure of our equity than stockholders’ equity because junior subordinated notes are deeply subordinated and have maturities of at least 30 years at issuance. Leading rating agencies view these securities as equity capital for purposes of calculating net leverage. We aim to maintain a primary equity double leverage ratio (the ratio of equity investments in Holdings’ subsidiaries to its Total Equity Capital) of 1.0x or below. Our primary equity double leverage ratio was 0.85x as of February 28, 2006 and November 30, 2005.

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

In a market liquidity event, in addition to the pressure of a Company-specific event, we also assume that, because the event is market wide, some counterparties to whom we have extended liquidity facilities draw on these facilities. To mitigate the effect of a market liquidity event, we have developed access to additional liquidity sources beyond the liquidity pool at Holdings. These sources include unutilized funding capacity in our bank entities, a conduit pre-funded with short-term liquid instruments, and unutilized capacity in our bank facilities. (See “Funding of Assets” above.)

We perform regular assessments of our funding requirements in stress liquidity scenarios to best ensure we can meet all our funding obligations in all market environments.

Cash Flows

Cash and cash equivalents increased $1.8 billion at February 28, 2006 compared with November 30, 2005, as net cash used in operating activities of $2.5 billion—attributable primarily to growth in financial instruments and other inventory positions owned—coupled with net cash used in investing activities of $213 million was less than net cash provided by financing activities of $4.5 billion. Cash and cash equivalents increased $491 million at February 28, 2005 compared with November 30, 2004, as net cash provided by financing activities of $3.6 billion exceeded net cash used in operating activities of $3.0 billion—attributable primarily to growth in financial instruments and other inventory positions owned—coupled with net cash used in investing activities of $63 million.

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

Our total assets at February 28, 2006 increased 7% to $440 billion at February 28, 2006 compared with $410 billion at November 30, 2005, primarily due to an increase in secured financing transactions and net assets. Net assets at February 28, 2006 increased $16 billion primarily due to increases in government and agencies, corporates and money market inventory positions. We believe net assets is a more useful measure than total assets when comparing companies in the securities industry because it excludes certain assets considered to have a low risk profile (including Cash and securities segregated and on deposit for regulatory and other purposes, Securities received as collateral, Securities purchased under agreements to resell and Securities borrowed) and Identifiable intangible assets and goodwill. This definition of net assets is used by many of our creditors and leading rating agencies to evaluate companies in the securities industry. Under this definition, net assets were $227 billion and $211 billion at February 28, 2006 and November 30, 2005, respectively, as follows:

Net Assets

	February 28,	November 30,
In millions	2006	2005
Total assets	$439,796	$410,063
Cash and securities segregated and on deposit for regulatory and other purposes	(5,569)	(5,744)
Securities received as collateral	(5,001)	(4,975)
Securities purchased under agreements to resell	(110,005)	(106,209)
Securities borrowed	(88,891)	(78,455)
Identifiable intangible assets and goodwill	(3,282)	(3,256)
Net assets	$227,048	$211,424

Our net assets consist of inventory necessary to facilitate client flow activities and, to a lesser degree, proprietary activities. As such, our mix of net assets is subject to change. In addition, due to the nature of our client flow activities and based on our business outlook, the overall size of our balance sheet will fluctuate from time to time and, at specific points in time, may be higher than the year-end or quarter-end amounts. Our total assets at quarter-ends were, on average, approximately 5% lower than amounts based on a monthly average over both the four and eight quarters ended February 28, 2006. Our net assets at quarter-ends were, on average, approximately 6% lower than amounts based on a monthly average over both the four and eight quarters ended February 28, 2006.

Leverage Ratios. Balance sheet leverage ratios are one measure used to evaluate the capital adequacy of a company. The gross leverage ratio is calculated as total assets divided by total stockholders’ equity. Our gross leverage ratios were 25.1x and 24.4x at February 28, 2006 and November 30, 2005, respectively. However, we believe net leverage based on net assets as defined above (which excludes certain assets considered to have a low risk profile and Identifiable intangible assets and goodwill) divided by tangible equity capital (Total stockholders’ equity plus Junior subordinated notes less Identifiable intangible assets and goodwill), to be a more meaningful measure of leverage in evaluating companies in the securities industry. Our net leverage ratio of 13.5x at February 28, 2006 declined from 13.6x at November 30, 2005 as we increased our tangible equity capital proportionately more than we increased our net assets. We believe tangible equity capital to be a more representative measure of our equity for purposes of calculating net leverage because Junior subordinated notes are subordinated and have maturities at issuance from 30 to 49 years and we do not view the amount of equity used to support Identifiable intangible assets and goodwill as available to support our remaining net assets. This definition of net leverage is used by many of our creditors and leading rating agencies. Tangible equity capital and net leverage are computed as follows at February 28, 2006 and November 30, 2005:

Tangible Equity Capital and Net Leverage

	February 28,		November 30,
In millions	2006		2005
Total stockholders’ equity	$17,493		$16,794
Junior subordinated notes(1)	2,623		2,026
Identifiable intangible assets and goodwill	(3,282)		(3,256)
Tangible equity capital	$16,834		$15,564
Gross leverage	25.1	x	24.4	x
Net leverage	13.5	x	13.6	x

(1)           See Note 5 to the Consolidated Financial Statements.

Net assets, tangible equity capital and net leverage as presented above are not necessarily comparable to similarly titled measures provided by other companies in the securities industry because of different methods of calculation.

Equity Management

The management of equity is a critical aspect of our capital management. The determination of the appropriate amount of equity is affected by a number of factors, including the amount of “risk equity” needed, the capital required by our regulators, balance sheet leverage and the dilutive effects of equity-based employee awards. Equity requirements constantly are changing, and we actively monitor risk requirements and potential investment opportunities. We continuously look at investment alternatives for our equity with the objective of maximizing shareholder value. In addition, in managing our capital, returning capital to shareholders by repurchasing shares is among the alternatives considered.

We maintain a stock repurchase program to manage our equity capital. Our stock repurchase program is effected through regular open-market purchases, as well as through employee transactions where employees tender shares of common stock to pay for the exercise price of stock options, and the required tax withholding obligations upon option exercises and conversion of restricted stock units to freely-tradable common stock. During 2006, we repurchased approximately 5.7 million shares of our common stock through open-market purchases at an aggregate cost of approximately $766 million, or $134.46 per share. In addition, we withheld approximately 1.3 million shares of common stock from employees at an equivalent cost of $184 million.

For 2006, our Board of Directors has authorized the repurchase, subject to market conditions, of up to 40 million shares of Holdings common stock for the management of our equity capital, including approximately 30 million shares estimated for offsetting the 2006 dilution due to equity-based award plans. Our Board also authorized the repurchase in 2006, subject to market conditions, of up to an additional 15 million shares, for the possible acceleration of repurchases to offset a portion of 2007 dilution due to equity-based award plans. This authorization supersedes the stock repurchase program authorized in January 2005.

Included below are the changes in our Tangible Equity Capital for the quarter ended February 28, 2006 and the year ended November 30, 2005:

Tangible Equity Capital

	February 28,	November 30,
In millions	2006	2005
Beginning tangible equity capital	$15,564	$12,636
Net income	1,085	3,260
Dividends on common stock	(71)	(233)
Dividends on preferred stock	(16)	(69)
Common stock open-market repurchases	(766)	(2,994)
Common stock withheld from employees(1)	(184)	(1,163)
Equity-based award plans(2)	650	3,305
Net change in preferred stock	—	(250)
Net change in junior subordinated notes included in tangible equity(3)	597	1,026
Other, net	(25)	46
Ending tangible equity capital	$16,834	$15,564

(1)     Represents shares of common stock withheld in satisfaction of the exercise price of stock options and tax withholding obligations upon option exercises and conversion of restricted stock units.

(2)     This represents the sum of (i) proceeds received from employees upon the exercise of stock options, (ii) the incremental tax benefits from the issuance of stock-based awards and (iii) the value of employee services received – as represented by the amortization of deferred stock compensation.

(3)     Junior subordinated notes are subordinated and have maturities at issuance from 30 to 49 years and are utilized in calculating equity capital by leading rating agencies.

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

At February 28, 2006, the short- and long-term borrowings ratings of Holdings and LBI were as follows:

Credit Ratings
	Holdings				LBI
	Short-		Long-		Short-		Long-
	term		term		Term		term(1)
Standard & Poor’s Ratings Services	A-1		A+		A-1+		AA-
Moody’s Investors Service	P-1		A1		P-1		Aa3
Fitch Ratings	F-1+		A+		F-1+		A+
Dominion Bond Rating Service Limited	R-1 (middle	)	A (high	)	R-1 (middle	)	AA (low / A (high	)

(1)   Senior/subordinated.

At February 28, 2006, counterparties had the right to require us to post additional collateral pursuant to derivative contracts and other secured funding arrangements of approximately $1.2 billion. Additionally, at that date we would have been required to post additional collateral pursuant to such arrangements of approximately $0.1 billion in the event we were to experience a downgrade of our senior debt rating of one notch and $1.5 billion in the event we were to experience a downgrade of our senior debt rating of two notches.

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

Lending-Related Commitments

Through our high grade and high yield sales, trading, underwriting and mortgage origination activities, we make commitments to extend credit in loan syndication transactions. We use various hedging and funding strategies to actively manage our market, credit and liquidity exposures on these commitments. We do not believe total commitments necessarily are indicative of actual risk or funding requirements because the commitments may not be drawn or fully used and such amounts are reported before consideration of hedges. These commitments and any related drawdowns of these facilities typically have fixed maturity dates and are contingent on certain representations, warranties and contractual conditions applicable to the borrower. We define high yield (non-investment grade) exposures as securities of or loans to companies rated BB+ or lower or equivalent ratings by recognized credit rating agencies, as well as non-rated securities or loans that, in management’s opinion, are non-investment grade. In addition, our residential and commercial mortgage platforms in our Capital Markets business make commitments to extend mortgage loans. From time to time, we may also provide contingent commitments to investment and non-investment grade counterparties related to acquisition financing. Our expectation is, and our past practice has been, to distribute through loan syndications to investors substantially all the credit risk associated with these acquisition financing loans, if the transaction closes. We do not believe these commitments are necessarily indicative of our actual risk because the borrower may not complete a contemplated acquisition or, if the borrower completes the acquisition, often will raise funds in the capital markets instead of drawing on our commitment. In addition, our Capital Markets business enters into secured financing commitments.

Lending-related commitments at February 28, 2006 and November 30, 2005 were as follows:

						Total
	Amount of Commitment Expiration per Period					Contractual Amount
			2008-	2010-	2012 and	February	November
In millions	2006	2007	2009	2011	Later	28, 2006	30, 2005
High grade (1)	$1,938	$1,994	$2,885	$7,510	$480	$14,807	$14,039
High yield (2)	1,329	1,006	1,297	2,585	603	6,820	5,172
Investment-grade contingent acquisition facilities	1,468	—	—	—	—	1,468	3,915
Non-investment-grade contingent acquisition facilities	2,826	—	—	—	—	2,826	4,738
Mortgage commitments	7,326	489	326	150	1	8,292	9,417
Secured lending transactions, including forward starting resale and repurchase agreements	79,868	2,032	267	162	1,240	83,569	65,782

(1)   We view our net credit exposure for high grade commitments, after consideration of hedges, to be $5.3 billion and $5.4 billion at February 28, 2006 and November 30, 2005, respectively.

(2)   We view our net credit exposure for high yield commitments, after consideration of hedges, to be $5.6 billion and $4.4 billion at February 28, 2006 and November 30, 2005, respectively.

See Note 6 to the Consolidated Financial Statements for additional information about our lending-related commitments.

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

We conduct our derivative activities through a number of wholly-owned subsidiaries. Our fixed income derivative products business is principally conducted through our subsidiary Lehman Brothers Special Financing Inc., and separately capitalized “AAA” rated subsidiaries, Lehman Brothers Financial Products Inc. and Lehman Brothers Derivative Products Inc. Our equity derivative products business is conducted through Lehman Brothers Finance S.A. and Lehman Brothers OTC Derivatives Inc. In addition, as a global investment bank, we also are a market maker in a number of foreign currencies. Counterparties to our derivative product transactions primarily are U.S. and foreign banks, securities firms, corporations, governments and their agencies, finance companies, insurance companies, investment companies and pension funds. We manage the risks associated with derivatives on an aggregate basis, along with the risks associated with our non-derivative trading and market-making activities in cash instruments, as part of our firmwide risk management policies. We use industry standard derivative contracts whenever appropriate.

See Notes 1 and 2 to the Consolidated Financial Statements for additional information about our accounting policies and our Trading-Related Derivative Activities.

Special Purpose Entities

In the normal course of business, we establish special purpose entities (“SPEs”), sell assets to SPEs, transact derivatives with SPEs, own securities or residual interests in SPEs and provide liquidity or other guarantees for SPEs. SPEs are corporations, trusts or partnerships that are established for a limited purpose. There are two types of SPEs—qualifying special purpose entities (“QSPEs”) and variable interest entities (“VIEs”). SPEs, by their nature, generally are not controlled by their equity owners, because the establishing documents govern all material decisions. Our primary involvement with SPEs relates to securitization transactions through QSPEs, in which transferred assets are sold to an SPE that issues securities supported by the cash flows generated by the assets (i.e., securitized). A QSPE can generally be described as an entity with significantly limited powers that are intended to limit it to passively holding financial assets and distributing cash flows to investors on pre-set terms. Under SFAS 140, we are not required to, and do not, consolidate QSPEs. Rather, we account for our involvement with QSPEs under a financial components approach in which we recognize any interest we retain after securitization at fair value, with changes in fair value reported in Principal transactions in the Consolidated Statement of Income.

We are a market leader in mortgage (both residential and commercial), municipal and other asset-backed securitizations that are principally transacted through QSPEs. See Note 3 to the Consolidated Financial Statements for additional information about our securitization activities.

In addition, we transact extensively with VIEs which do not meet the QSPE criteria due to their permitted activities not being sufficiently limited, or because the assets are not deemed qualifying financial instruments (e.g., real estate). Under FIN 46(R), we consolidate such VIEs if we are deemed to be the primary beneficiary of such entity. The primary beneficiary is the party that has either a majority of the expected losses or a majority of the expected residual returns of such entity, as defined. Examples of our involvement with VIEs include collateralized debt obligations, synthetic credit transactions, real estate investments through VIEs, and other structured financing transactions. For additional information about our involvement with VIEs, see Note 3 to the Consolidated Financial Statements.

Other Commitments and Guarantees

Other commitments and guarantees at February 28, 2006 and November 30, 2005 were as follows:

						Notional/
	Amount of Commitment Expiration per Period					Maximum Amount
			2008-	2010-	2012 and	February	November
In millions	2006	2007	2009	2011	Later	28, 2006	30, 2005
Derivative contracts (1)	$115,188	$87,885	$104,265	$93,052	$175,785	$576,175	$539,461
Municipal-securities-related commitments	615	235	634	91	2,779	4,354	4,105
Other commitments with special purpose entities	3,477	240	572	460	1,032	5,781	6,321
Standby letters of credit	2,055	48	—	—	—	2,103	2,608
Private equity and other principal investment commitments	289	242	368	52	—	951	927

(1)   We believe the fair value of these derivative contracts is a more relevant measure of the obligations because we believe the notional amount overstates the expected payout. At February 28, 2006 and November 30, 2005, the fair value of these derivative contracts approximated $9.5 billion and $9.4 billion, respectively.

See Note 6 to the Consolidated Financial Statements for additional information about our other commitments and guarantees.

Other Off-Balance-Sheet Activities

In the ordinary course of business we enter into various other types of off-balance-sheet arrangements. For additional information about our lending-related commitments and guarantees and our contractual obligations see “Summary of Contractual Obligations and Commitments” in this MD&A.

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

Our overall risk limits and risk management policies are established by the Executive Committee. On a weekly basis, our Risk Committee, which consists of the Executive Committee, the Chief Risk Officer and the Chief Financial Officer, reviews all risk exposures, position concentrations and risk-taking activities. The Global Risk Management Division (the “Division”) is independent of the trading areas and reports directly to the Firm’s Chief Administrative Officer. The Division includes credit risk management, market risk management, quantitative risk management, sovereign risk management and operational risk management. Combining these disciplines facilitates a fully integrated approach to risk management. The Division maintains staff in each of our regional trading centers as well as in key sales offices. Risk management personnel have multiple levels of daily contact with trading staff and senior management at all levels within the Company. These discussions include reviews of trading positions and risk exposures.

Credit Risk

Credit risk represents the possibility that a counterparty or an issuer of securities or other financial instruments we hold will be unable to honor its contractual obligations to us. Credit risk management is therefore an integral component of our overall risk management framework. The Credit Risk Management Department (the “CRM Department”) has global responsibility for implementing our overall credit risk management framework.

The CRM Department manages the credit exposure related to trading activities by giving credit approval for counterparties, assigning internal risk ratings, establishing credit limits by counterparty, country and industry group and requiring master netting agreements and collateral in appropriate circumstances. The CRM Department considers the transaction size, the duration of a transaction and the potential credit exposure for complex derivative transactions in making our credit decisions. The CRM Department is responsible for the continuous monitoring and review of counterparty risk ratings, current credit exposures and potential credit exposures across all products and recommending valuation adjustments, when appropriate. Credit limits are reviewed periodically to ensure that they remain appropriate in light of market events or the counterparty’s financial condition.

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

See “Critical Accounting Policies and Estimates—Derivatives and other contractual agreements” in this MD&A and Note 2 to the Consolidated Financial Statements for additional information about net credit exposure on OTC derivative contracts.

Market Risk

Market risk represents the potential change in value of a portfolio of financial instruments due to changes in market rates, prices and volatilities. Market risk management also is an essential component of our overall risk management framework. The Market Risk Management Department (the “MRM Department”) has global responsibility for developing and implementing our overall market risk management framework. To that end, it is responsible for developing the policies and procedures of the market risk management process; determining the market risk measurement methodology in conjunction with the Quantitative Risk Management Department (the “QRM Department”); monitoring, reporting and analyzing the aggregate market risk of trading exposures; administering market risk limits and the escalation process; and communicating large or unusual risks as appropriate. Market risks inherent in positions include, but are not limited to, interest rate, equity and foreign exchange exposures.

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

We incur short-term interest rate risk in the course of facilitating the orderly flow of client transactions through the maintenance of government and other bond inventories. Market-making in high-grade corporate bonds and high-yield instruments exposes us to additional risk due to potential variations in credit spreads. Trading in international markets exposes us to spread risk between the term structures of interest rates in different countries. Mortgages and mortgage-related securities are subject to prepayment risk.  Trading in derivatives and structured products exposes us to changes in the volatility of interest rates. We actively manage interest rate risk through the use of interest rate futures, options, swaps, forwards and offsetting cash-market instruments. Inventory holdings, concentrations and agings are monitored closely and used by management to selectively hedge or liquidate undesirable exposures.

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

Operational Risk Management (the “ORM Department”) is responsible for implementing and maintaining our overall global operational risk management framework, which seeks to minimize these risks through assessing, reporting, monitoring and mitigating operational risks.

We have a company-wide business continuity plan (“BCP Plan”).  The BCP Plan objective is to ensure that we can continue critical operations with limited processing interruption in the event of a business disruption.  The BCP group manages our internal incident response process and develops and maintains continuity plans for critical business functions and infrastructure.  This includes determining how vital business activities will be performed until normal processing capabilities can be restored.  The BCP group is also responsible for facilitating disaster recovery and business continuity training and preparedness for our employees.

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

Value At Risk

Value-at-risk (VaR) measures the potential mark-to-market loss over a specified time horizon and is expressed at a given confidence level. We report an “empirical” VaR calculated based upon the distribution of actual trading revenue. We consider VaR based on net revenue volatility to be a comprehensive risk measurement tool because it incorporates virtually all of our trading activities and types of risk including market, credit and event risks. The table below presents VaR for each component of risk using historical daily net trading revenues. Under this method, we estimate a reporting daily VaR using actual daily net trading revenues over the previous 250 trading days. Such VaR is measured as the loss, relative to the median daily trading net revenue, at a 95% confidence level. This means there is a 1-in-20 chance that such loss on a particular day could exceed the reported VaR number.

Value at Risk—Revenue Volatility

	VaR at			Average VaR Three Months Ended
In millions	2/28/06	11/30/05	2/28/05	2/28/06	11/30/05	2/28/05
Interest rate risk	$23.5	$24.5	$23.2	$23.9	$25.0	$22.3
Equity price risk	16.5	14.0	11.2	15.2	12.9	11.1
Foreign exchange risk	2.6	2.5	2.3	2.5	2.5	2.8
Diversification benefit	(9.0)	(5.2)	(6.7)	(7.0)	(6.0)	(7.1)
	$33.6	$35.8	$30.0	$34.6	$34.4	$29.1

	VaR Three Months Ended
	February 28, 2006		November 30, 2005		February 28, 2005
In millions	High	Low	High	Low	High	Low
Interest rate risk	$24.5	$23.5	$26.2	$24.3	$23.2	$21.9
Equity price risk	16.5	14.1	14.2	11.8	11.3	11.0
Foreign exchange risk	2.6	2.4	2.6	2.5	3.0	2.3
Total	36.0	33.6	36.1	32.5	30.0	27.9

Average VaR for the quarter ended February 28, 2006 of $34.6 million increased slightly from $34.4 million for the quarter ended November 30, 2005, attributable to higher equity price risk which was partially offset by a lower interest rate risk and a higher diversification benefit.

VaR based on net revenue volatility is just one tool we use in evaluating firmwide risk. Another risk measurement tool is a model-based approach, using end-of-day positions, and modeling market risk, counterparty credit risk and event risk. Using this model-based approach, our average firmwide risk in the 2006 first quarter increased compared with the 2005 fourth quarter, primarily due to higher market risk.

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

Historical simulation VaR was $43.9 million at February 28, 2006, up from $38.4 million at November 30, 2005, primarily attributable to higher interest rate risk and higher foreign exchange risk under this methodology. Average historical simulation VaR was $45.3 million for the quarter ended February 28, 2006, up from $37.6 million for the quarter ended November 30, 2005, primarily reflecting the increased scale of our fixed income capital markets business.

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

Distribution of Daily Net Revenues

Substantially all of the Company’s inventory positions are marked-to-market daily with changes recorded in net revenues. The following chart sets forth the frequency distribution for daily net revenues for our Capital Markets and Investment Management business segments (excluding asset management fees) for the quarters ended February 28, 2006 and 2005.

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

Daily Trading Net Revenues

In the first quarters of 2006 and 2005, daily trading net revenues did not exceed losses of $10 million on any single day.

Critical Accounting Policies and Estimates

Generally accepted accounting principles require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management estimates are required in determining the valuation of inventory positions, particularly over-the-counter (“OTC”) derivatives, certain commercial mortgage loans and investments in real estate, certain high-yield positions, private equity and other principal investments, and non-investment-grade interests in securitizations. Additionally, significant management estimates are required in assessing the realizability of deferred tax assets, the fair value of assets and liabilities acquired in a business acquisition, the accounting treatment of QSPEs and VIEs, the outcome of litigation, the fair value of equity-based compensation awards and determining the allocation of the cost of acquired businesses to identifiable intangible assets and goodwill. Management believes the estimates used in preparing the financial statements are reasonable and prudent. Actual results could differ from these estimates.

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

When evaluating the extent to which estimates may be required in determining the fair values of assets and liabilities reflected in our financial statements, we believe it is useful to analyze the balance sheet as shown in the following table:

Summary Balance Sheet

In millions	February 28, 2006
Assets
Financial instruments and other inventory positions owned	$191,630	44%
Securities received as collateral	5,001	1%
Collateralized agreements	198,896	45%
Cash, Receivables and PP&E	36,549	8%
Other assets	4,438	1%
Identifiable intangible assets and goodwill	3,282	1%
Total assets	$439,796	100%
Liabilities and Equity
Financial instruments and other inventory positions sold but not yet purchased	$115,195	26%
Obligation to return securities received as collateral	5,001	1%
Collateralized financing	167,209	38%
Payables and other accrued liabilities	68,802	16%
Total capital (1)	83,589	19%
Total liabilities and equity	$439,796	100%

(1)   Total capital includes long-term borrowings (including junior subordinated notes) and total stockholders’ equity. We believe Total capital is useful to investors as a measure of our financial strength because it aggregates our long-term funding sources.

The majority of our assets and liabilities are recorded at amounts for which significant management estimates are not used. The following balance sheet categories, comprising 53% of total assets and 73% of total liabilities and equity, are valued either at historical cost or at contract value (including accrued interest) which, by their nature, do not require the use of significant estimates: Collateralized agreements, Cash, Receivables and PP&E, Collateralized financing, Payables and other accrued liabilities and Total capital. Securities received as collateral and Obligation to return securities received as collateral are recorded at fair value, but due to their offsetting nature do not result in fair value estimates affecting the Consolidated Statement of Income. Financial instruments and other inventory positions owned and Financial instruments and other inventory positions sold but not yet purchased (long and short inventory positions, respectively), are recorded at market or fair value, the components of which may require, to varying degrees, the use of estimates in determining fair value.

When evaluating the extent to which management estimates may be used in determining the fair value for long and short inventory, we believe it is useful to consider separately derivatives and cash instruments.

Derivatives and other contractual agreements. The fair values of derivative assets and liabilities at February 28, 2006 were $16.6 billion and $15.1 billion, respectively (see Note 2 to the Consolidated Financial Statements). Included within these amounts were exchange-traded derivative assets and liabilities of $2.6 billion and $2.5 billion, respectively, for which fair value is determined based on quoted market prices. The fair values of our OTC derivative assets and liabilities at February 28, 2006 were $14.0 billion and $12.6 billion, respectively. With respect to OTC contracts, we view our net credit exposure to be $9.8 billion at February 28, 2006 and $10.5 billion at November 30, 2005, representing the fair value of OTC contracts in an unrealized gain position after consideration of collateral.

The following table sets forth the fair value of OTC derivatives by contract type and by remaining contractual maturity:

Fair Value of OTC Derivative Contracts by Maturity

					Cross
					Maturity
	Less			Greater	and Cash		Net
In millions	than	1 to 5	5 to 10	than 10	Collateral	OTC	Credit
February 28, 2006	1 Year	Years	Years	Years	Netting (1)	Derivatives	Exposure
Assets
Interest rate, currency and credit default swaps and options	$2,137	$7,477	$7,386	$6,321	$(15,088)	$8,233	$6,201
Foreign exchange forward contracts and options	4,372	1,627	33	51	(4,889)	1,194	912
Other fixed income securities contracts	2,425	—	—	—	(774)	1,651	1,600
Equity contracts	799	3,507	624	211	(2,221)	2,920	1,074
	$9,733	$12,611	$8,043	$6,583	$(22,972)	$13,998	$9,787
Liabilities
Interest rate, currency and credit default swaps and options	$712	$4,022	$3,758	$3,716	$(5,254)	$6,954
Foreign exchange forward contracts and options	4,930	2,181	230	160	(5,944)	1,557
Other fixed income securities contracts	1,317	—	—	—	(724)	593
Equity contracts	1,647	3,624	581	291	(2,624)	3,519
	$8,606	$9,827	$4,569	$4,167	$(14,546)	$12,623

(1)   Cross-maturity netting represents the netting of receivable balances with payable balances for the same counterparty across maturity and product categories. Receivable and payable balances with the same counterparty in the same maturity category are netted within the maturity category when appropriate. Cash collateral received or paid is netted on a counterparty basis, provided legal right of offset exists. Assets and liabilities at February 28, 2006 were netted down for cash collateral of approximately $15.1 billion and $6.6 billion, respectively.

Presented below is a breakdown of net credit exposure at February 28, 2006 for OTC contracts based on actual ratings made by external rating agencies or by equivalent ratings established and used by our Credit Risk Management Department.

Net Credit Exposure

		February 28, 2006
		Less			Greater
Counterparty	S&P/Moody’s	than	1-5	5-10	than		November 30,
Risk Rating	Equivalent	1 Year	Years	Years	10 Years	Total	2005
iAAA	AAA/Aaa	3%	5%	3%	5%	16%	19%
iAA	AA/Aa	11	9	5	7	32	29
iA	A/A	9	7	5	10	31	32
iBBB	BBB/Baa	5	3	2	7	17	15
iBB	BB/Ba	1	—	—	1	2	3
iB or lower	B/B1 or lower	1	1	—	—	2	2
		30%	25%	15%	30%	100%	100%

The majority of our OTC derivatives are transacted in liquid trading markets for which fair value is determined using pricing models with readily observable market inputs. Where we cannot verify all of the significant model inputs to observable market data, we value the derivative at the transaction price at inception, and consequently, do not record a day one gain or loss in accordance with Emerging Issues Task Force (“EITF”) No. 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved In Energy Trading and Risk Management Activities.” Subsequent to the transaction date, we recognize any profits deferred on these derivative transactions at inception in the period in which the significant model inputs become observable.

Examples of derivatives where fair value is determined using pricing models with readily observable market inputs include interest rate swap contracts, TBAs, foreign exchange forward and option contracts in G-7 currencies and equity swap and option contracts on listed securities. However, the determination of fair value of certain less liquid derivatives required the use of significant estimates. Such derivatives include certain credit derivatives, equity option contracts with terms greater than five years, and certain other complex derivatives we provide to clients. We strive to limit the use of significant estimates by using consistent pricing assumptions between reporting periods and using observed market data for model inputs whenever possible. As the market for complex products develops, we refine our pricing models based on market experience to use the most current indicators of fair value.

Cash instruments. The majority of our non-derivative long and short inventory (i.e., cash instruments) is recorded at market value based on listed market prices or using third-party broker quotes and therefore does not incorporate significant estimates. Examples of inventory valued in this manner include government securities, agency mortgage-backed securities, listed equities, money market instruments, municipal securities and corporate bonds. However, in certain instances we may deem such quotations to be unrealizable (e.g., when the instruments are thinly traded or when we hold a substantial block of a particular security such that the listed price is not deemed to be readily realizable). In such instances, we determine fair value based on, among other factors, management’s best estimate giving appropriate consideration to reported prices and the extent of public trading in similar securities, the discount from the listed price associated with the cost at date of acquisition and the size of the position held in relation to the liquidity in the market. When the size of our holding of a listed security is likely to impair our ability to realize the quoted market price, we record the position at a discount to the quoted price reflecting our best estimate of fair value.

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

Mortgages, mortgage-backed and real estate inventory positions. Mortgages and mortgage-backed positions include mortgage loans (both residential and commercial), non-agency mortgage-backed securities and real estate investments. We are a market leader in mortgage-backed securities trading. We originate residential and commercial mortgage loans as part of our mortgage trading and securitization activities. We originated approximately $16 billion and $20 billion of residential mortgage loans in 2006 and 2005, respectively. We securitized approximately $34 billion and $25 billion of residential mortgage loans in 2006 and 2005, respectively, including both originated loans and those we acquired in the secondary market. In addition, we originated approximately $8 billion and $4 billion of commercial mortgage loans in 2006 and 2005, respectively, the majority of which has been sold through securitization or syndicate activities. See Note 3 to the Consolidated Financial Statements for additional information about our securitization activities. We record mortgage loans at fair value, with related mark-to-market gains and losses recognized in Principal transactions in the Consolidated Statement of Income.

Management estimates are generally not required in determining the fair value of residential mortgage loans because these positions are securitized frequently. Certain commercial mortgage loans and investments, due to their less liquid nature, may require management estimates in determining fair value. Fair value for these positions is generally based on analyses of both cash flow projections and underlying property values. We use independent appraisals to support our assessment of the property in determining fair value for these positions. Fair value for approximately $3.5 billion and $3.6 billion at February 28, 2006 and November 30, 2005, respectively, of our total mortgage loan inventory is determined using the above valuation methodologies, which may involve the use of significant estimates. Because a portion of these assets have been financed on a non-recourse basis, our net investment position is limited to $2.9 billion and $3.5 billion at February 28, 2006 and November 30, 2005, respectively.

We invest in real estate through direct investments in equity and debt. We record real estate held for sale at the lower of cost or fair value. The assessment of fair value generally requires the use of management estimates and generally is based on property appraisals provided by third parties and also incorporates an analysis of the related property cash flow projections. We owned real estate investments of approximately $7.6 billion and $7.9 billion at February 28, 2006 and November 30, 2005, respectively. Because significant portions of these assets have been financed on a non-recourse basis, our net investment position was limited to $4.5 billion and $4.8 billion at February 28, 2006 and November 30, 2005, respectively.

High yield. We underwrite, invest and make markets in high yield corporate debt securities. We also syndicate, trade and invest in loans to below-investment-grade-rated companies. For purposes of this discussion, high yield debt instruments are defined as securities of or loans to companies rated BB+ or lower or equivalent ratings by recognized credit rating agencies, as well as non-rated securities or loans that, in management’s opinion, are non-investment grade. Non-investment grade securities generally involve greater risks than investment grade securities due to the issuer’s creditworthiness and the lower liquidity of the market for such securities. In addition, these issuers generally have relatively higher levels of indebtedness resulting in an increased sensitivity to adverse economic conditions. We recognize these risks and seek to reduce market and credit risk through the diversification of our products and counterparties. High yield debt instruments are carried at fair value, with unrealized gains and losses reflected in Principal transactions in the Consolidated Statement of Income. Such instruments at February 28, 2006 and November 30, 2005 included long positions with an aggregate fair value of approximately $5.8 billion and $4.5 billion, respectively. At February 28, 2006 and November 30, 2005, the largest industry concentrations were 21% and 22%, respectively, categorized within the finance and insurance industrial classifications. The largest geographic concentrations at February 28, 2006 and November 30, 2005 were 64% and 65%, respectively, in the United States. The majority of these positions are valued using broker quotes or listed market prices. However, at February 28, 2006 and November 30, 2005, approximately $730 million and $610 million, respectively, of these positions were valued using other valuation techniques because there was little or no trading activity. In such instances, we use prudent judgment in determining fair value, which may involve using analyses of credit spreads associated with pricing of similar instruments, or other valuation techniques. We mitigate our aggregate and single-issuer net exposure through the use of derivatives, non-recourse financing and other financial instruments.

Private equity and other principal investments. Our Private Equity business operates in five major asset classes: Merchant Banking, Real Estate, Venture Capital, Fixed Income Related Investments and Private Funds Investments. We have raised privately-placed funds in all of these classes, for which we act as general partner and in which we have general and in some cases limited partner interests. In addition, we generally co-invest in the investments made by the funds or may make other non-fund-related direct investments. We carry our private equity investments, including our partnership interests, at fair value based on our assessment of each underlying investment. At February 28, 2006 and November 30, 2005, our private equity related investments totaled $1.7 billion and $1.6 billion, respectively. The real estate industry represented the highest concentrations at 26% and 27% at February 28, 2006 and November 30, 2005, respectively, and the largest single-investment exposures were $180 million at both dates.

The determination of fair value for these investments often requires the use of estimates and assumptions because these investments generally are less liquid and often contain trading restrictions. At February 28, 2006 and November 30, 2005, we estimate that approximately $156 million and $172 million, respectively, of these investments have readily determinable fair values because they are publicly-traded securities with limited remaining trading restrictions. For the remainder of these positions, fair value is based on our assessment of the underlying investments incorporating valuations that consider expected cash flows, earnings multiples and/or comparisons to similar market transactions. Valuation adjustments, which may involve the use of significant management estimates, are an integral part of pricing these instruments, reflecting consideration of credit quality, concentration risk, sale restrictions and other liquidity factors. Additional information about our private equity and other principal investment activities, including related commitments, can be found in Note 6 to the Consolidated Financial Statements.

Non-investment grade interests in securitizations. We held approximately $700 million of non-investment grade interests in securitizations at both February 28, 2006 and November 30, 2005. Because these interests primarily represent the junior interests in securitizations for which there are not active trading markets, estimates generally are required in determining fair value. We value these instruments using prudent estimates of expected cash flows and consider the valuation of similar transactions in the market. See Note 3 to the Consolidated Financial Statements for additional information about the effect of adverse changes in assumptions on the fair value of these interests.

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

SPEs

The Company is a market leader in securitization transactions, including securitizations of residential and commercial loans, municipal bonds and other asset backed transactions. The vast majority of such securitization transactions are designed to be in conformity with the SFAS 140 requirements of a QSPE. Securitization transactions meeting the requirements of a QSPE are deemed to be off-balance-sheet.  The assessment of whether a securitization vehicle meets the accounting requirements of a QSPE requires significant judgment involving complex matters, particularly in evaluating whether servicing activities meet the conditions of permitted activities under SFAS 140 and whether or not derivatives are considered to be passive.

In addition, the evaluation of whether an entity is subject to the requirements of FIN 46(R) as a variable interest entity (VIE) and the determination of whether the Company is deemed to be the primary beneficiary of such VIE is a critical accounting policy that requires significant management judgment.

See Note 1 to the Consolidated Financial Statements for additional information about the Company’s accounting policies.

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

Subsequent Event – Stock Split

On April 5, 2006 the stockholders of Holdings approved an increase in the Company’s authorized shares of common stock to 1.2 billion from 600 million, and the Board of Directors approved a 2-for-1 common stock split, in the form of a stock dividend, for holders of record as of April 18, 2006. On April 5, 2006, the Company’s Restated Certificate of Incorporation was amended to effect the increase in authorized common shares.

Accounting and Regulatory Developments

SFAS 123(R). In December 2004, the FASB issued SFAS 123(R), which we adopted on December 1, 2005. SFAS 123(R) requires public companies to recognize expense in the income statement for the grant-date fair value of awards of equity instruments granted to employees. Expense is to be recognized over the period during which employees are required to provide service. See Note 1 to the Consolidated Financial Statements for additional information about our accounting policies.

SFAS 123(R) also clarifies and expands the guidance in SFAS 123 in several areas, including measuring fair value and attributing compensation cost to reporting periods. Under the modified prospective transition method applied in the adoption of SFAS 123(R) compensation cost will be recognized for the unamortized portion of outstanding awards granted prior to the adoption of SFAS 123. Upon adoption of SFAS 123(R) on December 1, 2005, we recognized an after-tax gain of approximately $47 million as the cumulative effect of a change in accounting principle, primarily attributable to the requirement to estimate forfeitures at the date of grant instead of recognizing them as incurred. The adoption of SFAS 123(R) did not otherwise have a material effect on our 2006 consolidated financial statements for the quarter ended February 28, 2006, and is not expected to otherwise have a material effect on our fiscal 2006 consolidated financial statements.

Consolidated Supervised Entity. In June 2004, the SEC approved a rule establishing a voluntary framework for comprehensive, group-wide risk management procedures and consolidated supervision of certain financial services holding companies. The framework is designed to minimize the duplicative regulatory burdens on U.S. securities firms resulting from the European Union (the “EU”) Directive (2002/87/EC) concerning the supplementary supervision of financial conglomerates active in the EU. The rule also allows companies to use an alternative method, based on internal risk models, to calculate net capital charges for market and derivative-related credit risk. Under this rule, the SEC will regulate the holding company and any unregulated affiliated registered broker-dealer pursuant to an undertaking to be provided by the holding company, including subjecting the holding company to capital requirements generally consistent with the International Convergence of Capital Measurement and Capital Standards published by the Basel Committee on Banking Supervision.

As of December 1, 2005, Holdings became regulated by the SEC as a consolidated supervised entity (CSE). As such, Holdings is subject to group-wide supervision and examination by the SEC and, accordingly, we are subject to minimum capital requirements on a consolidated basis. LBI is approved to calculate its net capital under provisions as specified by the applicable SEC rules. At February 28, 2006, we were in compliance with minimum capital requirements.

SFAS 155. We issue structured notes (also referred to as hybrid instruments) for which the interest rates or principal payments are linked to the performance of an underlying measure (including single securities, baskets of securities, commodities, currencies, or credit events). Through November 30, 2005, we assessed the payment components of these instruments to determine if the embedded derivative required separate accounting under SFAS 133, and if so, the embedded derivative was bifurcated from the host debt instrument and accounted for at fair value and reported in long-term borrowings along with the related host debt instrument which was accounted for on an amortized cost basis.

In February 2006 the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”). SFAS 155 permits fair value measurement of any structured note that contains an embedded derivative that would require bifurcation under SFAS 133. Such fair value measurement election is permitted on an instrument by instrument basis.  We elected to early adopt SFAS 155 as of December 1, 2005 and we have applied SFAS 155 fair value measurement to all structured notes issued after November 30, 2005 as well as certain structured notes that existed at November 30, 2005.  The effect of this adoption resulted in a $24 million after-tax decrease ($43 million pre-tax) to opening retained earnings as of December 1, 2005, representing the difference between the fair value of these structured notes and our prior carrying value as of November 30, 2005. The net after-tax adjustment included structured notes that had gross gains of $18 million ($32 million pre-tax) and gross losses of $42 million ($75 million pre-tax). This change in accounting principle did not have a material effect on our 2006 consolidated financial statements.

SFAS 156. In March 2006 the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”). SFAS 156 amends SFAS 140 with respect to the accounting for separately-recognized servicing assets and liabilities. SFAS 156 requires all separately-recognized servicing assets and liabilities to be initially measured at fair value, and permits companies, to elect, on a class by class basis, to account for servicing assets and liabilities on either a lower of cost or market value basis or a fair value measurement basis.

We elected to early adopt SFAS 156 as of December 1, 2005 and to measure all classes of servicing assets at fair value. Servicing assets and liabilities at November 30, 2005 are accounted for at the lower of amortized cost or market value basis.  As a result of adopting SFAS 156, we recognized an $18 million after-tax increase ($33 million pre-tax) to opening retained earnings as of December 1, 2005, representing the effect of remeasuring all servicing assets and liabilities that existed at November 30, 2005 from a lower of amortized cost or market basis to a fair value basis. This change in accounting principle did not have a material effect on our 2006 consolidated financial statements.

See Note 3, “Securitizations and Other Off-Balance-Sheet Arrangements,” for additional information.

EITF Issue No. 04-5. In June 2005 the FASB ratified the consensus reached in EITF Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-5”) which requires general partners (or managing members in the case of limited liability companies) to consolidate their partnerships or to provide limited partners with rights to remove the general partner or to terminate the partnership. As the general partner of numerous private equity, merchant banking and asset management partnerships, we adopted EITF 04-5 immediately for partnerships formed or modified after June 29, 2005. For partnerships formed on or before June 29, 2005 that have not been modified, we are required to adopt EITF 04-5 on December 1, 2006 in a manner similar to a cumulative-effect-type adjustment or by retrospective application. We do not expect adoption of EITF 04-5 for partnerships formed on or before June 29, 2005 that have not been modified will have a material effect on our consolidated financial statements.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

The information under the caption “Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management” in this Report is incorporated herein by reference.

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

LEHMAN BROTHERS HOLDINGS INC.

PART II—OTHER INFORMATION

ITEM 1. Legal Proceedings

See Part I, Item 3, “Legal Proceedings,” in the Form 10-K for a complete description of certain proceedings previously reported by us, including those listed below; only significant subsequent developments in such proceedings are described below. Capitalized terms used in this Item that are defined in the Form 10-K have the meanings ascribed to them in the Form 10-K.

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

Although there can be no assurance as to the ultimate outcome, we generally have denied, or believe we have a meritorious defense and will deny, liability in all significant cases pending against us, including the matters described below and in the Form 10-K, and we intend to defend vigorously each such case. Based on information currently available, we believe the amount, or range, of reasonably possible losses in connection with the actions against us, including the matters described below and in the Form 10-K, in excess of established reserves, in the aggregate, not to be material to the Company’s consolidated financial condition or cash flows. However, losses may be material to our operating results for any particular future period, depending on the level of our income for such period.

Actions Regarding Enron Corporation (reported in the Form 10-K)

On March 2, 2006, the New York Bankruptcy Court approved the settlement of the preferential transfers and/or fraudulent conveyances claims that had sought approximately $236 million in payments made by Enron in the year prior to Enron’s bankruptcy filing.  These payments were made pursuant to transactions under a swap contract between LBF and Enron relating to Enron common stock.

WorldCom Bondholders Litigations (reported in the Form 10-K)

Settlement agreements have been entered into in all individual actions naming Lehman Brothers as a defendant except one, which is not material.

Wright et al. v. Lehman Brothers Holdings Inc. et al.

In August 2005, A. Vernon Wright and Dynoil Refining LLC sued Holdings, LBI and two current and one former Lehman Brothers employees, in Los Angeles Superior Court. Plaintiffs claim negligence, breach of contract, breach of duties of good faith and fair dealing and of fiduciary duty, interference with prospective business advantage and misappropriation of trade secrets. Plaintiffs allege that Wright provided Lehman Brothers with confidential information that Wright, along with certain Chinese interests, intended to buy Unocal, which Lehman Brothers allegedly passed to Chevron, preventing Wright from executing his plan. Plaintiffs seek $9.2 billion, the alleged value of the U.S. assets plaintiffs say they would have acquired.

In March 2006, Carlton Energy Group, Muskeg Oil Co and Newco, filed a similar suit against Holdings, LBI, two of the Lehman employees named in the Dynoil action and a third Lehman Brothers employee, in state court in Harris County, Texas. The three plaintiff entities are owned or controlled by Thomas O’Dell and Daniel Chiang, erstwhile business partners of Vernon Wright. Plaintiffs claim negligence, breach of contract, breach of fiduciary duty, intentional interference with business relationship, fraud, misrepresentation, misappropriation of trade secrets and quantum merit. Plaintiffs’ allegations mirror those by Wright and Dynoil. They further allege that Wright is no longer their business partner. Plaintiffs seek unspecified damages.

ITEM 1A. Risk Factors

There are no material changes from the risk factors set forth in Part I, Item 1A, in the Form 10-K.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information with respect to purchases made by or on behalf of Holdings or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended), of our common stock during the quarter ended February 28, 2006.

	Issuer Purchases of Equity Securities
			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans or
	Purchased	Paid per Share	or Programs	Programs
Month # 1 (December 1— December 31, 2005):
Common stock repurchases (1)	1,717,100		1,717,100
Employee transactions (2)	402,441		402,441
Total	2,119,541	$128.01	2,119,541	52,880,459
Month # 2 (January 1—January 31, 2006):
Common stock repurchases (1)	1,980,000		1,980,000
Employee transactions (2)	442,818		442,818
Total	2,422,818	$133.73	2,422,818	50,457,641
Month # 3 (February 1—February 28, 2006):
Common stock repurchases (1)	2,002,900		2,002,900
Employee transactions (2)	495,057		495,057
Total	2,497,957	$142.11	2,497,957	47,959,684
Total, December 1, 2005— February 28, 2006:
Common stock repurchases (1)	5,700,000		5,700,000
Employee transactions (2)	1,340,316		1,340,316
Total	7,040,316	$134.98	7,040,316	47,959,684

(1)   We have an ongoing common stock repurchase program, pursuant to which we repurchase shares in the open market on a regular basis. As previously announced, in January 2006 our Board of Directors authorized the repurchase in 2006, subject to market conditions, of up to 40 million shares of Holdings common stock in 2006, for the management of the Firm’s equity capital, including offsetting 2006 dilution due to employee stock plans. Our Board also authorized the repurchase in 2006, subject to market conditions, of up to an additional 15 million shares, for the possible acceleration of repurchases to offset a portion of 2007 dilution due to employee stock plans. This authorization supersedes the stock repurchase program authorized in January 2005. The number of shares authorized to be repurchased in the open market is reduced by the actual number of Employee Offset Shares (as defined below) received.

(2)   Represents shares of common stock withheld in satisfaction of the exercise price of stock options and tax withholding obligations upon option exercises and conversion of restricted stock units (collectively, “Employee Offset Shares”).

For more information about the repurchase program and employee stock plans, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity, Funding and Capital Resources—Equity Management” in Part I, Item 2, and Note 9 to the Consolidated Financial Statements in Part I, Item 1, in this Report, and Notes 11 and 14 to the Consolidated Financial Statements in Part II, Item 8, and “Security Ownership of Certain Beneficial Owners and Management” in Part III, Item 12, of the Form 10-K.

ITEM 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of Holdings was held on April 5, 2006.

The stockholders voted on proposals to (1) elect four Class III Directors, (2) to ratify the selection by the Audit Committee of the Board of Directors of Ernst & Young LLP as the Company’s independent auditors for the 2006 fiscal year, (3) adopt an amendment to the Holdings’ Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 600 million to 1.2 billion shares, and (4) adopt an amendment to the Holdings’ Restated Certificate of Incorporation to provide for the annual election of all of our directors.

All nominees for election to the board as Class III Directors were elected to serve until the Annual Meeting in 2009, and until their respective successors are elected and qualified. However, as the amendment to the Holdings’ Restated Certificate of Incorporation to provide for the annual election of all of our directors was adopted later in the meeting, the terms of those directors (Thomas H. Cruikshank, Roland A. Hernandez, Henry Kaufman and John D. Macomber) as well as all the other directors (Michael L. Ainslie, John F. Akers, Roger S. Berlind, Marsha Johnson Evans, Richard S. Fuld, Jr. and Sir Christopher Gent) will continue only until the Annual Meeting in 2007, and until their respective successors are elected and qualified.

The stockholders also ratified the selection of the independent auditors by the Audit Committee of the Board of Directors and adopted the amendment to the Holdings’ Restated Certificate of Incorporation to increase the number of authorized shares of our common stock.

The number of votes cast for, against or withheld, and the number of abstentions and broker non-votes with respect to each proposal, is set forth below:

Proposal	For	Against/ Withheld	Abstain		Broker Non-Votes
Election of Directors
Thomas H. Cruikshank	251,505,174	2,387,604		*		*
Roland A. Hernandez	251,690,621	2,202,157		*		*
Henry Kaufman	248,812,157	5,080,621		*		*
John D. Macomber	241,605,444	12,287,334		*		*

Ratification of the selection of the independent auditors by the Audit Committee of the Board of Directors	249,011,794	3,428,011	1,452,973			*

Adoption of the amendment to increase the number of authorized shares of Common Stock	245,729,217	6,589,174	1,574,387		—

Adoption of the amendment to provide for the annual election of all directors	251,092,822	1,229,276	1,570,680		—

* Not applicable

ITEM 5. Other Information

On April 5, 2006, Lehman Brothers’ stockholders approved the proposals contained in the definitive Proxy Statement dated February 27, 2006 to amend Holdings’ Restated Certificate of Incorporation.  The amendments (i) increase the number of authorized shares of common stock from 600 million to 1.2 billion shares and (ii) provide for the annual election of all directors, commencing with our 2007 Annual Meeting of Stockholders.  A copy of our Certificate of Amendment of the Restated Certificate of Incorporation in the form filed with the Secretary of State of the State of Delaware on April 5, 2006 is filed as Exhibit 3.08 to this Form 10-Q and is incorporated herein by reference in its entirety.

Effective with the adoption of the amendment to our Restated Certificate of Incorporation, Holdings’ Amended and Restated By-Laws (the “By-Laws”) were amended to conform to the amended provisions of the Restated Certificate of Incorporation, effective April 5, 2006.  The following sections of the By-Laws were amended:  (a) Article III, Section 1, to remove the reference to three classes of directors and to set forth that directors may be removed with or without cause by the affirmative vote of holders of shares of capital stock issued and outstanding entitled to vote at an election of directors representing at least a majority of the votes entitled to be cast, and (b) Article III, Section 2, to remove the reference to election by class.  A copy of the By-Laws is filed as Exhibit 3.09 to this Form 10-Q and is incorporated herein by reference in its entirety.

On April 5, 2006, the Board of Directors approved a two-for-one common stock split.  The stock split will be effected in the form of a 100% stock dividend, payable April 28, 2006, to stockholders of record as of April 18, 2006.

On April 6, 2006, Lehman Brothers and Jonathan Beyman, Chief of Operations and Technology, entered into a Letter Agreement (the “Letter Agreement”) approved by the Compensation and Benefits Committee of the Board of Directors of Holdings (the “Compensation Committee”).  The Letter Agreement provides that Mr. Beyman’s resignation date will be May 31, 2006.  In consideration of Mr. Beyman’s agreement to work through his resignation date, his agreement to be reasonably available to advise thereafter, and his commitment to abide by the other terms contained in the agreement described below, Mr. Beyman will receive a cash special separation payment of $800,000, less tax withholdings and deductions, on or about January 1, 2007.  Mr. Beyman will not receive a bonus for fiscal year 2006.

Under the Letter Agreement, Mr. Beyman has agreed to be reasonably available from time to time to advise on business matters pertaining to his areas of expertise and experience through December 31, 2006.  In addition, he has agreed not to solicit or recruit Lehman Brothers employees for two years and he has agreed to comply with confidentiality and non-disparagement provisions.  Mr. Beyman’s rights to benefits under any employee benefit plans, including his rights with respect to any outstanding equity awards, and under any employee investment partnerships, will be determined in accordance with the terms of such plans and partnerships and any applicable award agreements that would apply in the case of a voluntary resignation from Lehman Brothers.  A copy of the Letter Agreement is filed as Exhibit 10.06 to this Form 10-Q and is incorporated herein by reference in its entirety.

In addition, on April 4, 2006, the Compensation Committee recommended and, on April 5, 2006, the Board of Directors approved a change in the annual compensation payable to the non-management directors.  The Company currently grants annual awards of either restricted stock units or options to purchase shares of common stock, as applicable, to each of our non-management directors (the “Annual Equity Retainers”).  Effective with the April 5, 2006 grant, the size of the Annual Equity Retainers have been reduced from a choice of 2,500 RSUs or 7,500 options to a choice of 1,700 RSUs or 5,100 options, subject to equitable adjustment to reflect the two-for-one common stock split payable April 28, 2006 to stockholders of record as of April 18, 2006.  Additional information concerning the compensation for non-management directors is filed as Exhibit 10.05 to this Form 10-Q and is incorporated herein by reference in its entirety.

ITEM 6. Exhibits

The following exhibits are filed as part of (or are furnished with, as indicated below) this Quarterly Report or, where indicated, were heretofore filed and are hereby incorporated by reference:

3.01

Restated Certificate of Incorporation of the Registrant dated May 27, 1994 (incorporated by reference to Exhibit 3.1 to the Registrant’s Transition Report on Form 10-K for the eleven months ended November 30, 1994)

3.02

Certificate of Designations with respect to the Registrant’s 5.94% Cumulative Preferred Stock, Series C (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 13, 1998)

3.03

Certificate of Designations with respect to the Registrant’s 5.67% Cumulative Preferred Stock, Series D (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 23, 1998)

3.04

Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, dated April 9, 2001 (incorporated by reference to Exhibit 3.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2001)

3.05

Certificate of Designations with respect to the Registrant’s 6.50% Cumulative Preferred Stock, Series F (incorporated by reference to Exhibit 4.01 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 26, 2003)

3.06

Certificate of Designations with respect to the Registrant’s Floating Rate Cumulative Preferred Stock, Series G (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 30, 2004)

3.07

Certificate of Increase of the Registrant’s Floating Rate Cumulative Preferred Stock, Series G (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 16, 2004)

3.08*	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant dated April 5, 2006

3.09*	By-Laws of the Registrant, amended as of April 5, 2006

10.01

Form of Agreement evidencing a grant of Restricted Stock Units to Executive Officers under the Lehman Brothers Holdings Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 6, 2005)

10.02

Form of Agreement evidencing a grant of Nonqualified Stock Options to Executive Officers under the Lehman Brothers Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 6, 2005)

10.03

Form of Agreement evidencing a grant of Restricted Stock Units to Directors under the Lehman Brothers Holdings Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 31, 2006)

10.04

Form of Agreement evidencing a grant of Nonqualified Stock Options to Directors under the Lehman Brothers Holdings Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 31, 2006)

10.05*	Compensation for Non-Management Directors of the Registrant

10.06*	Letter Agreement between Lehman Brothers Holdings Inc. and Jonathan Beyman, dated as of April 6, 2006.

11.01

Computation of Per Share Earnings (omitted in accordance with section (b)(11) of Item 601 of Regulation S-K; the computation of per share earnings is set forth in Part I, Item 1, in Note 7 to the Consolidated Financial Statements (Earnings Per Common Share))

12.01*	Computation of Ratios of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends

15.01*	Letter of Ernst & Young LLP regarding Unaudited Interim Financial Information

31.01*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a)

31.02*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a)

32.01*

Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Enacted by Section 906 of the Sarbanes-Oxley Act of 2002 (This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.)

32.02*

Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Enacted by Section 906 of the Sarbanes-Oxley Act of 2002 (This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.)

*          Filed/furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

LEHMAN BROTHERS HOLDINGS INC.
(Registrant)

Date: April 10, 2006	By:	/s/ Christopher M. O’Meara
Chief Financial Officer, Controller
and Executive Vice President
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

3.08	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant dated April 5, 2006

3.09	By-laws of the Registrant, amended as of April 5, 2006

10.05	Compensation for Non-Management Directors of the Registrant

10.06	Letter Agreement between Lehman Brothers Holdings Inc. and Jonathan Beyman dated as of April 6, 2006

12.01*	Computation of Ratios of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends

15.01*	Letter of Ernst & Young LLP regarding Unaudited Interim Financial Information

31.01*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a)

31.02*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a)

32.01*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Enacted by Section 906 of the Sarbanes-Oxley Act of 2002

32.02*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Enacted by Section 906 of the Sarbanes-Oxley Act of 2002

* Included in this booklet.