Form 10-Q
period 2006-05-31
LEHMAN BROTHERS HOLDINGS INC
filed 2006-07-10
CIK 806085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2006

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

As of June 30, 2006, 537,213,481 shares of the Registrant’s Common Stock, par value $0.10 per share, were outstanding.

[This page intentionally left blank.]

LEHMAN BROTHERS HOLDINGS INC.

FORM 10-Q

FOR THE QUARTER ENDED MAY 31, 2006

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

LEHMAN BROTHERS HOLDINGS INC.

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

LEHMAN BROTHERS HOLDINGS INC.

CONSOLIDATED STATEMENT of INCOME

(Unaudited)

	Three Months		Six Months
	Ended May 31,		Ended May 31,
In millions, except per share data	2006	2005	2006	2005
Revenues
Principal transactions	$2,506	$1,644	$4,979	$3,839
Investment banking	741	579	1,576	1,262
Commissions	587	421	1,059	832
Interest and dividends	7,327	4,454	13,519	8,338
Asset management and other	354	237	689	455
Total revenues	11,515	7,335	21,822	14,726
Interest expense	7,104	4,057	12,950	7,638
Net revenues	4,411	3,278	8,872	7,088
Non-Interest Expenses
Compensation and benefits	2,175	1,623	4,374	3,509
Technology and communications	238	195	466	395
Brokerage, clearance and distribution fees	158	140	299	270
Occupancy	139	123	280	242
Professional fees	83	69	155	131
Business development	74	61	134	114
Other	46	54	115	108
Total non-personnel expenses	738	642	1,449	1,260
Total non-interest expenses	2,913	2,265	5,823	4,769
Income before taxes and cumulative effect of accounting change	1,498	1,013	3,049	2,319
Provision for income taxes	496	330	1,009	761
Income before cumulative effect of accounting change	1,002	683	2,040	1,558
Cumulative effect of accounting change	—	—	47	—
Net income	$1,002	$683	$2,087	$1,558
Net income applicable to common stock	$986	$664	$2,055	$1,520

Earnings per basic share:
Before cumulative effect of accounting change	$1.81	$1.19	$3.67	$2.72
Cumulative effect of accounting change	—	—	0.09	—
Earnings per basic share	$1.81	$1.19	$3.76	$2.72

Earnings per diluted share:
Before cumulative effect of accounting change	$1.69	$1.13	$3.44	$2.58
Cumulative effect of accounting change	—	—	0.08	—
Earnings per diluted share	$1.69	$1.13	$3.52	$2.58

Dividends paid per common share	$0.12	$0.10	$0.24	$0.20

See Notes to Consolidated Financial Statements.

LEHMAN BROTHERS HOLDINGS INC.

CONSOLIDATED STATEMENT of FINANCIAL CONDITION

(Unaudited)

	May 31,	November 30,
In millions	2006	2005
Assets
Cash and cash equivalents	$4,457	$4,900

Cash and securities segregated and on deposit for regulatory and other purposes	6,810	5,744

Financial instruments and other inventory positions owned (includes $42,124 in 2006 and $36,369 in 2005 pledged as collateral)	197,350	177,438

Securities received as collateral	5,382	4,975

Collateralized agreements:
Securities purchased under agreements to resell	100,901	106,209
Securities borrowed	99,093	78,455

Receivables:
Brokers, dealers and clearing organizations	7,906	7,454
Customers	21,979	12,887
Others	1,691	1,302

Property, equipment and leasehold improvements (net of accumulated depreciation and amortization of $1,707 in 2006 and $1,448 in 2005)	3,079	2,885

Other assets	4,257	4,558

Identifiable intangible assets and goodwill (net of accumulated amortization of $286 in 2006 and $257 in 2005)	3,297	3,256
Total assets	$456,202	$410,063

See Notes to Consolidated Financial Statements.

	May 31,	November 30,
In millions, except per share data	2006	2005
Liabilities and Stockholders’ Equity
Short-term borrowings	$4,532	$2,941
Financial instruments and other inventory positions sold but not yet purchased	121,814	110,577
Obligation to return securities received as collateral	5,382	4,975
Collateralized financings:
Securities sold under agreements to repurchase	119,590	116,155
Securities loaned	19,228	13,154
Other secured borrowings	15,093	23,116
Payables:
Brokers, dealers and clearing organizations	3,173	1,870
Customers	57,423	47,210
Accrued liabilities and other payables	10,606	10,962
Long-term borrowings (includes $9,139 in 2006 and $0 in 2005 at fair value)	81,379	62,309
Total liabilities	438,220	393,269
Commitments and contingencies

Stockholders’ Equity
Preferred stock	1,095	1,095
Common stock, $0.10 par value(1);
Shares authorized: 1,200,000,000 in 2006 and 2005;
Shares issued: 608,845,822 in 2006 and 605,337,946 in 2005;
Shares outstanding: 540,323,059 in 2006 and 542,874,206 in 2005	61	61
Additional paid-in capital(1)	8,727	6,283
Accumulated other comprehensive income (net of tax)	(16)	(16)
Retained earnings	14,108	12,198
Common stock held in RSU trust	(1,769)	(1,510)
Other stockholders’ equity, net	—	2,275
Common stock in treasury, at cost(1): 68,522,763 shares in 2006 and 62,463,740 shares in 2005	(4,224)	(3,592)
Total common stockholders’ equity	16,887	15,699
Total stockholders’ equity	17,982	16,794
Total liabilities and stockholders’ equity	$456,202	$410,063

(1)          Balances and share amounts have been retroactively adjusted to give effect for the 2-for-1 common stock split, effected in the form of a 100% stock dividend, which became effective April 28, 2006.

See Notes to Consolidated Financial Statements.

LEHMAN BROTHERS HOLDINGS INC.

CONSOLIDATED STATEMENT of CASH FLOWS

(Unaudited)

	Six Months
	Ended May 31,
In millions	2006	2005
Cash Flows From Operating Activities
Net income	$2,087	$1,558
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	250	212
Tax benefit from the issuance of stock-based awards	—	269
Amortization of deferred stock compensation	500	362
Cumulative effect of accounting change	(47)	—
Other adjustments	(197)	13
Net change in:
Cash and securities segregated and on deposit for regulatory and other purposes	(1,066)	150
Financial instruments and other inventory positions owned	(18,144)	(21,255)
Resale agreements, net of repurchase agreements	8,743	7,368
Securities borrowed, net of securities loaned	(14,564)	(3,426)
Other secured borrowings	(8,023)	3,667
Receivables from brokers, dealers and clearing organizations	(452)	(1,518)
Receivables from customers	(9,092)	1,621
Financial instruments and other inventory positions sold but not yet purchased	11,087	(2,736)
Payables to brokers, dealers and clearing organizations	1,303	1,934
Payables to customers	10,213	8,782
Accrued liabilities and other payables	(653)	(1,477)
Other operating assets and liabilities, net	(75)	264
Net cash used in operating activities	(18,130)	(4,212)
Cash Flows From Financing Activities
Derivative contracts with a financing element	150	224
Tax benefit from the issuance of stock-based awards	328	—
Issuance (payments) of short-term borrowings, net	1,591	(265)
Issuance of long-term borrowings	26,868	11,931
Principal payments of long-term borrowings	(9,585)	(7,248)
Issuance of common stock	111	126
Issuance of treasury stock	313	574
Purchase of treasury stock	(1,577)	(1,265)
Purchase and retirement of preferred stock	—	(250)
Dividends paid	(173)	(155)
Net cash provided by financing activities	18,026	3,672
Cash Flows From Investing Activities
Purchase of property, equipment and leasehold improvements, net	(233)	(198)
Business acquisitions, net of cash acquired	(106)	—
Net cash used in investing activities	(339)	(198)
Net change in cash and cash equivalents	(443)	(738)
Cash and cash equivalents, beginning of period	4,900	5,440
Cash and cash equivalents, end of period	$4,457	$4,702
Supplemental Disclosure of Cash Flow Information (in millions):
Interest paid totaled $12,803 and $7,797 in 2006 and 2005, respectively.
Income taxes paid totaled $404 and $380 in 2006 and 2005, respectively.

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

These Consolidated Financial Statements are prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) with respect to Form 10-Q and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Pursuant to such rules and regulations, certain footnote disclosures that normally are required under generally accepted accounting principles are omitted. These Consolidated Financial Statements and notes should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto (the “2005 Consolidated Financial Statements”) included in Holdings’ Annual Report on Form 10-K for the fiscal year ended November 30, 2005 (the “Form 10-K”). The Consolidated Statement of Financial Condition at November 30, 2005 included in this Form 10-Q for the quarter ended May 31, 2006 was derived from the 2005 Consolidated Financial Statements.

The Consolidated Financial Statements are prepared in conformity with generally accepted accounting principles. All material intercompany accounts and transactions have been eliminated in consolidation. Certain prior-period amounts reflect reclassifications to conform to the current period’s presentation.

The nature of our business is such that the results of any interim period may vary significantly from quarter to quarter and may not be indicative of the results to be expected for the fiscal year.

On April 5, 2006, the stockholders of Holdings approved an increase in the Company’s authorized shares of common stock to 1.2 billion from 600 million, and our Board of Directors approved a 2-for-1 common stock split, in the form of a stock dividend, that was effected on April 28, 2006. All share and per share amounts have been retroactively adjusted for the increase in authorized shares and the stock split. See Note 7, “Earnings per Share/Stockholders’ Equity,” and Note 9, “Share-Based Employee Incentive Plans,” to the Consolidated Financial Statements for additional information about the stock split.

Use of Estimates

Generally accepted accounting principles require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management estimates are required in determining the valuation of inventory positions, particularly over-the-counter (“OTC”) derivatives, certain commercial mortgage loans and investments in real estate, certain high-yield positions, private equity and other principal investments, and non-investment-grade interests in securitizations. Additionally, significant management estimates are required in assessing the realizability of deferred tax assets, the fair value of assets and liabilities acquired in a business acquisition, the accounting treatment of qualifying special purpose entities (“QSPEs”) and variable interest entities (“VIEs”), the outcome of litigation, the fair value of equity-based compensation awards and determining the allocation of the cost of acquired businesses to identifiable intangible assets and goodwill. Management believes the estimates used in preparing the financial statements are reasonable and prudent. Actual results could differ from these estimates.

Consolidation Accounting Policies

Operating companies. Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51” (“FIN 46(R)”), defines the criteria necessary to be considered an operating company (i.e., a voting-interest entity) for which the consolidation accounting guidance of Statement of Financial Accounting Standards (“SFAS”) No. 94, “Consolidation of All

Majority-Owned Subsidiaries” (“SFAS 94”) should be applied. As required by SFAS 94, we consolidate operating companies in which we have a controlling financial interest. The usual condition for a controlling financial interest is ownership of a majority of the voting interest. FIN 46(R) defines operating companies as businesses that have sufficient legal equity to absorb the entities’ expected losses (presumed to require minimum 10% equity) and, in each case, for which the equity holders have substantive voting rights and participate substantively in the gains and losses of such entities. Operating companies in which we exercise significant influence but do not control are accounted for under the equity method. Significant influence generally is deemed to exist when we own 20% to 50% of the voting equity of a corporation, or when we hold at least 3% of a limited partnership interest.

Special purpose entities. Special Purpose Entities (“SPEs”) are corporations, trusts or partnerships that are established for a limited purpose. SPEs by their nature generally do not provide equity owners with significant voting powers because the SPE documents govern all material decisions. There are two types of SPEs: QSPEs and VIEs.

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

For a further discussion of our securitization activities and our involvement with VIEs see Note 3, “Securitizations and Other Off-Balance-Sheet Arrangements,” to the Consolidated Financial Statements.

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

Financial Instruments and Other Inventory Positions

Financial instruments classified as Financial instruments and other inventory positions owned, including loans, and Financial instruments and other inventory positions sold but not yet purchased are recognized on a trade-date basis and are carried at market or fair value, or amounts that approximate fair value, with unrealized gains and losses reflected in Principal transactions in the Consolidated Statement of Income. Lending commitments also are recorded at fair value, with unrealized gains or losses recognized in Principal transactions in the Consolidated Statement of Income.

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

Derivative financial instruments. Derivatives are financial instruments whose value is based on an underlying asset (e.g., Treasury bond), index (e.g., S&P 500) or reference rate (e.g., LIBOR), and include futures, forwards, swaps, option contracts, or other financial instruments with similar characteristics. A derivative contract generally represents a future commitment to exchange interest payment streams or currencies based on the contract or notional amount or to purchase or sell other financial instruments at specified terms on a specified date. OTC derivative products are privately-negotiated contractual agreements that can be tailored to meet individual client needs and include forwards, swaps and certain options including caps, collars and floors. Exchange-traded derivative products are standardized contracts transacted through regulated exchanges and include futures and certain option contracts.

Derivatives are recorded at market or fair value in the Consolidated Statement of Financial Condition on a net-by-counterparty basis when a legal right of offset exists, and are netted across products when such provisions are stated in the master netting agreement. Cash collateral received is netted on a counterparty basis, provided legal right of offset exists. Derivatives often are referred to as off-balance-sheet instruments because neither their notional amounts nor the underlying instruments are reflected as our assets or liabilities. Instead, the market or fair values related to the derivative transactions are reported in the Consolidated Statement of Financial Condition as assets or liabilities, in Derivatives and other contractual agreements, as applicable. Margin on futures contracts is included in receivables and payables from/to brokers, dealers and clearing organizations, as applicable. Changes in fair values of derivatives are recorded in Principal transactions in the Consolidated Statement of Income. Market or fair value generally is determined either by quoted market prices (for exchange-traded futures and options) or pricing models (for swaps, forwards and options). Pricing models use a series of market inputs to determine the present value of future cash flows with adjustments, as required, for credit risk and liquidity risk. Credit-related valuation adjustments incorporate historical experience and estimates of expected losses. Additional valuation adjustments may be recorded, as deemed appropriate, for new or complex products or for positions with significant concentrations. These adjustments are integral components of the mark-to-market process.

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

As an end user, we primarily use derivatives to modify the interest rate characteristics of our long-term debt and secured financing activities. We also use equity derivatives to hedge our exposure to equity price risk embedded in certain of our debt obligations and foreign exchange contracts to manage the currency exposure related to our net investment in non-U.S.-dollar functional currency operations (collectively, “End-User Derivative Activities”). In many hedging relationships both the derivative and the hedged item are marked to market through earnings (“fair value hedge”). In these instances, the hedge relationship is highly effective and the mark to market on the derivative and the hedged item virtually offset. Certain derivatives embedded in long-term debt are bifurcated from the debt and marked to market through earnings.

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

Securitization activities. In accordance with SFAS 140, we recognize transfers of financial assets as sales, provided control has been relinquished. Control is deemed to be relinquished only when all of the following conditions have been met: (i) the assets have been isolated from the transferor, even in bankruptcy or other receivership (true-sale opinions are required); (ii) the transferee has the right to pledge or exchange the assets received and (iii) the transferor has not maintained effective control over the transferred assets (e.g., a unilateral ability to repurchase a unique or specific asset).

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

Long-Lived Assets

Property, equipment and leasehold improvements are recorded at historical cost, net of accumulated depreciation and amortization. Depreciation is recognized using the straight-line method over the estimated useful lives of the assets. Buildings are depreciated up to a maximum of 40 years. Leasehold improvements are amortized over the lesser of their useful lives or the terms of the underlying leases, which range up to 30 years. Equipment, furniture and fixtures are depreciated over periods of up to 15 years. Internal-use software that qualifies for capitalization under AICPA Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” is capitalized and subsequently amortized over the estimated useful life of the software, generally three years, with a maximum of seven years. We review long-lived assets for impairment periodically and whenever events or changes in circumstances indicate the carrying amounts of the assets may be impaired. If the expected future undiscounted cash flows are less than the carrying amount of the asset, an impairment loss is recognized to the extent the carrying value of such asset exceeds its fair value.

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

Share-Based Compensation

In 2004, we adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation–Transition and Disclosure, an amendment of FASB Statement No. 123” (“SFAS 123”) using the prospective adoption method. Under this method of adoption, compensation expense was recognized over the related service periods based on the fair value of stock options and restricted stock units (“RSUs”) granted for 2004 and future years. Under SFAS 123, stock options granted in periods prior to fiscal 2004 continued to be accounted for under the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Accordingly, under SFAS 123 no compensation expense was recognized for stock option awards granted prior to fiscal 2004 because the exercise price equaled or exceeded the market value of our common stock on the grant date.

On December 1, 2005 we adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) using the modified-prospective transition method. Under this transition method, compensation cost recognized during the three and six months ended May 31, 2006 includes: (a) compensation cost for all share-based awards granted prior to, but not yet vested as of, December 1, 2005, (including pre-2004 options) based on the grant-date fair value and related service period estimates in accordance with the original provisions of SFAS 123 and (b) compensation cost for all share-based awards granted subsequent to December 1, 2005, based on the grant-date fair value and related service periods estimated in accordance with the provisions of SFAS 123(R). Under the provisions of the modified-prospective transition method, results for the three and six months ended May 31, 2005 have not been restated.

SFAS 123(R) clarifies and expands the guidance in SFAS 123 in several areas, including how to measure fair value and how to attribute compensation cost to reporting periods. Changes to SFAS 123 fair value measurement and service-period provisions prescribed by SFAS 123(R) include requirements to: (a) estimate forfeitures of share-based awards at the date of grant, rather than recognizing forfeitures as incurred as was permitted by SFAS 123; (b) expense share-based awards granted to retirement-eligible employees and those employees with non-substantive non-compete agreements immediately, while our accounting practice under SFAS 123 was to recognize such costs over the stated service periods, (c) attribute compensation costs of share-based awards to the future vesting periods, while our accounting practice under SFAS 123 included a partial attribution of compensation costs of share-based awards to services performed during the year of grant and (d) recognize compensation cost of all share-based awards (including amortizing pre-2004 options) based upon the grant-date fair value, rather than our accounting methodology under SFAS 123, which recognized pre-2004 option awards based upon their intrinsic value. See “Accounting Changes and Other Accounting Developments” below for a further discussion of SFAS 123(R) and the cumulative effect of an accounting change recognized in the first quarter of 2006.

Earnings per Share

We compute earnings per share (“EPS”) in accordance with SFAS No. 128, “Earnings per Share.” Basic EPS is computed by dividing net income applicable to common stock by the weighted-average number of common shares outstanding, which includes RSUs for which service has been provided. Diluted EPS includes the components of basic EPS and also includes the dilutive effects of RSUs for which service has not yet been provided and employee stock options. See Note 7, “Earnings per Share and Stockholders’ Equity,” and Note 9, “Share-Based Employee Incentive Plans,” to the Consolidated Financial Statements for additional information about EPS.

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

Accounting Changes and Other Accounting Developments

SFAS 123(R). On December 1, 2005 we adopted SFAS 123(R) using the modified-prospective transition method. As a result of adopting SFAS 123(R), we recognized an after-tax gain of $47 million ($84 million pre-tax) in the first quarter of 2006, as the cumulative effect of a change in accounting principle attributable to the requirement to estimate forfeitures at the grant date instead of recognizing them as incurred. The adoption of SFAS 123(R) did not otherwise have a material effect on our 2006 consolidated financial statements at or for the three and six months ended May 31, 2006, and is not expected to otherwise have a material effect on our fiscal 2006 consolidated financial statements.

Prior to adopting SFAS 123(R) we presented the cash flows related to income tax deductions in excess of the compensation cost recognized on stock issued under RSUs and stock options exercised during the period (“excess tax benefits”) as operating cash flows in the Consolidated Statement of Cash Flows. SFAS 123(R) requires excess tax benefits to be classified as financing cash flows. The $328 million excess tax benefit classified as a financing cash inflow in the Consolidated Statement of Cash Flows for the six months ended May 31, 2006 would have been classified as an operating cash inflow if we had not adopted SFAS 123(R).

In addition, as a result of adopting SFAS 123(R), certain amounts at November 30, 2005 associated with share-based compensation were reclassified within Stockholders’ equity in the Consolidated Statement of Financial Condition. This change in presentation had no net effect on our total stockholders’ equity. Effective December 1, 2005, Deferred stock compensation (representing unearned costs of RSU awards) and Common stock issuable were reclassified into Additional paid-in capital.

See “Share-Based Compensation” above and Note 9, “Share-Based Employee Incentive Plans,” for additional information.

SFAS 155. We issue structured notes (also referred to as hybrid instruments) for which the interest rates and/or principal payments are linked to the performance of an underlying measure (including single securities, baskets of securities, commodities, currencies, or credit events). Through November 30, 2005, we assessed the payment components of these instruments to determine if the embedded derivative required separate accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”) and, if so, the embedded derivative was bifurcated from the host debt instrument and accounted for at fair value and reported in long-term borrowings along with the related host debt instrument, which was accounted for on an amortized cost basis.

In February 2006 the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”). SFAS 155 permits fair value measurement of any structured note that contains an embedded derivative that would require bifurcation under SFAS 133. Such fair value measurement election is permitted on an instrument-by-instrument basis. We elected to early adopt SFAS 155 as of December 1, 2005, and we have applied SFAS 155 fair value measurement to all structured notes issued after November 30, 2005 as well as to certain structured notes that existed at November 30, 2005. The effect of adoption resulted in a $24 million after-tax ($43 million pre-tax) decrease to opening retained earnings as of December 1, 2005, representing the difference between the fair value of these structured notes and the prior carrying value as of November 30, 2005. The net after-tax adjustment included structured notes with gains of $18 million ($32 million pre-tax) and losses of $42 million ($75 million pre-tax). This change in accounting principle did not have a material effect on our 2006 consolidated financial statements.

SFAS 156. In March 2006 the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”). SFAS 156 amends SFAS 140 with respect to the accounting for separately-recognized servicing assets and liabilities. SFAS 156 requires all separately-recognized servicing assets and liabilities to be initially measured at fair value, and permits companies to elect, on a class-by-class basis, to account for servicing assets and liabilities on either a lower of cost or market value basis or a fair value basis.

We elected to early adopt SFAS 156 as of December 1, 2005 and to measure all classes of servicing assets and liabilities at fair value. Servicing assets and liabilities at November 30, 2005 were accounted for at the lower of amortized cost or market value basis. As a result of adopting SFAS 156, we recognized an $18 million after-tax ($33 million pre-tax) increase to opening retained earnings as of December 1, 2005, representing the effect of remeasuring all servicing assets and liabilities that existed at November 30, 2005 from a lower of amortized cost or market value basis to a fair value basis. This change in accounting principle did not have a material effect on our 2006 consolidated financial statements.

See Note 3, “Securitizations and Other Off-Balance-Sheet Arrangements,” for additional information.

FSP FIN 46(R)-6. In April 2006 the FASB issued FASB Staff Position FIN 46(R)-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)” (“FSP FIN 46(R)-6”). FSP FIN 46(R)-6 addresses how variability should be considered when applying FIN 46(R). Variability affects the determination of whether an entity is a VIE, which interests are variable interests, and which party, if any, is the primary beneficiary of the VIE required to consolidate. FSP FIN 46(R)-6 clarifies that the design of the entity also should be considered when identifying which interests are variable interests.

FSP FIN 46(R)-6 must be applied prospectively to all entities in which we first become involved, beginning September 1, 2006. Early application is permitted. We do not expect that the adoption of FSP FIN 46(R)-6 will have a material effect on our consolidated financial statements.

EITF Issue No. 04-5. In June 2005 the FASB ratified the consensus reached in EITF Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-5”), which requires general partners (or managing members in the case of limited liability companies) to consolidate their partnerships or to provide limited partners with rights to remove the general partner or to terminate the partnership. As the general partner of numerous private equity, merchant banking and asset management partnerships, we adopted EITF 04-5 immediately for partnerships formed or modified after June 29, 2005. For partnerships formed on or before June 29, 2005 that have not been modified, we are required to adopt EITF 04-5 on December 1, 2006 in a manner similar to a cumulative-effect-type adjustment or by retrospective application. We do not expect adoption of EITF 04-5 for partnerships formed on or before June 29, 2005 that have not been modified will have a material effect on our consolidated financial statements.

Note 2 Financial Instruments

Financial Instruments and Other Inventory Positions

Financial instruments and other inventory positions owned and Financial instruments and other inventory positions sold but not yet purchased were comprised of the following:

			Sold But Not
	Owned		Yet Purchased
	May 31,	Nov. 30,	May 31,	Nov. 30,
In millions	2006	2005	2006	2005
Mortgages, mortgage-backed and real estate inventory positions	$67,594	$62,216	$87	$63
Government and agencies	36,287	30,079	65,300	64,743
Corporate equities	35,740	33,426	31,951	21,018
Corporate debt and other	34,363	30,182	7,451	8,997
Derivatives and other contractual agreements	20,173	18,045	16,322	15,560
Certificates of deposit and other money market instruments	3,193	3,490	703	196
	$197,350	$177,438	$121,814	$110,577

Mortgages, Mortgage-backed and Real Estate Inventory Positions

Mortgages and mortgage-backed positions include mortgage loans (both residential and commercial), non-agency mortgage-backed securities and real estate investments held for sale. We originate residential and commercial mortgage loans as part of our mortgage trading and securitization activities and are a market leader in mortgage-backed securities trading. We securitized approximately $67 billion and $56 billion of residential mortgage loans for the six months ended May 31, 2006 and 2005, respectively, including both originated loans and those we acquired in the secondary market. We originated approximately $31 billion and $41 billion of residential mortgage loans for the six months ended May 31, 2006 and 2005, respectively. In addition, we originated approximately $18 billion and $11 billion of commercial mortgage loans for the six months ended May 31, 2006 and 2005, respectively, the majority of which has been sold through securitization or syndication activities. See Note 3 to the Consolidated Financial Statements for additional information about our securitization activities. We record mortgage loans at fair value, with related mark-to-market gains and losses recognized in Principal transactions in the Consolidated Statement of Income.

At May 31, 2006 and November 30, 2005, we owned approximately $8.3 billion and $7.9 billion, respectively, of real estate held for sale. Our net investment position after giving effect to non-recourse financing was $5.4 billion and $4.8 billion at May 31, 2006 and November 30, 2005, respectively.

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

The following table presents the fair value of derivatives at May 31, 2006 and November 30, 2005. Assets included in the table represent unrealized gains, net of unrealized losses, for situations in which we have a master netting agreement. Similarly, liabilities represent net amounts owed to counterparties. The fair value of assets/liabilities related to derivative contracts at May 31, 2006 and November 30, 2005 represents our net receivable/payable for derivative financial instruments before consideration of securities collateral. At May 31, 2006 and November 30, 2005, the fair value of derivative assets included $2.9 billion and $2.6 billion, respectively, related to exchange-traded option and warrant contracts.

Fair Value of Derivatives and Other Contractual Agreements

	May 31,		November 30,
	2006		2005
In millions	Assets	Liabilities	Assets	Liabilities
Interest rate, currency and credit default swaps and options(1)	$9,637	$6,878	$8,273	$7,128
Foreign exchange forward contracts and options	2,277	2,427	1,970	2,004
Other fixed income securities contracts (including TBAs and forwards)	2,424	594	2,241	896
Equity contracts (including equity swaps, warrants and options)	5,835	6,423	5,561	5,532
	$20,173	$16,322	$18,045	$15,560

(1)Includes commodity derivatives.

The primary difference in risks between OTC and exchange-traded contracts is credit risk. OTC contracts contain credit risk for unrealized gains, net of collateral, from various counterparties for the duration of the contract. With respect to OTC contracts, we view our net credit exposure to be $12.7 billion at May 31, 2006 and $10.5 billion at November 30, 2005, representing the fair value of OTC contracts in an unrealized gain position, after consideration of collateral. Counterparties to our OTC derivative products primarily are U.S. and foreign banks, securities firms, corporations, governments and their agencies, finance companies, insurance companies, investment companies and pension funds. Collateral held related to OTC contracts generally includes U.S. government and federal agency securities.

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

Financial instruments and other inventory positions owned include U.S. government and agency securities, and securities issued by non-U.S. governments, which in the aggregate represented 8% of total assets at May 31, 2006. In addition, collateral held for resale agreements represented approximately 22% of total assets at May 31, 2006, and primarily consisted of securities issued by the U.S. government, federal agencies or non-U.S. governments. Our most significant industry concentration is financial institutions, which includes other brokers and dealers, commercial banks and institutional clients. This concentration arises in the normal course of business.

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

For the six months ended May 31, 2006 and 2005, we securitized approximately $73 billion and $65 billion of financial assets, including approximately $67 billion and $56 billion of residential mortgages, $5 billion and $4 billion of commercial mortgages, and $1 billion and $5 billion of municipal and other asset-backed financial instruments, respectively. At May 31, 2006 and November 30, 2005, we had approximately $800 million and $700 million, respectively, of non-investment grade interests from our securitization activities (primarily junior security interests in securitizations), comprised of $600 million and $500 million of residential mortgages, respectively, and $200 million of municipal and other asset-backed financial instruments at both May 31, 2006 and November 30, 2005. We record inventory positions held prior to securitization, including residential and commercial loans, at fair value, as well as any interests held post-securitization. Mark-to-market gains or losses are recorded in Principal transactions in the Consolidated Statement of Income. Fair value is determined based on listed market prices, if available. When market prices are not available, fair value is determined based on valuation pricing models that take into account relevant factors such as discount, credit and prepayment assumptions, and also considers comparisons to similar market transactions.

The following table presents the fair value of our interests in securitizations at May 31, 2006 and November 30, 2005, the key economic assumptions used in measuring the fair value of such interests, and the sensitivity of the fair value of such interests to immediate 10% and 20% adverse changes in the valuation assumptions, as well as the cash flows received on such interests in the securitizations.

Securitization Data

	May 31, 2006			November 30, 2005
	Residential Mortgages			Residential Mortgages
		Non-	Muni		Non-	Muni
	Investment	Investment	and	Investment	Investment	and
Dollars in millions	Grade	Grade	Other	Grade	Grade	Other
Interests in securitizations (in billions)	$3.9	$0.6	$0.7	$6.4	$0.5	$0.5

Weighted-average life (years)	6	5	8	6	5	14

Average CPR(1)	17.8	29.3	0.9	20.8	28.2	1.9
Effect of 10% adverse change	$10	$3	$—	$11	$10	$—
Effect of 20% adverse change	$22	$5	$—	$28	$18	$—

Weighted-average credit loss assumption	0.4%	1.4%	0.1%	0.2%	1.2%	0.3%
Effect of a 10% adverse change	$11	$34	$5	$2	$23	$5
Effect of a 20% adverse change	$24	$70	$10	$6	$44	$11

Weighted-average discount rate	7.1%	18.1%	6.0%	6.6%	15.2%	6.2%
Effect of a 10% adverse change	$117	$30	$42	$155	$22	$41
Effect of a 20% adverse change	$226	$57	$82	$307	$41	$74

In millions	Six months ended May 31, 2006			Year ended November 30, 2005
Cash flows received on interests in securitizations	$330	$78	$50	$625	$138	$188

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

Mortgage servicing rights. Mortgage servicing rights (“MSRs”) represent the Company’s right to a future stream of cash flows based upon the contractual servicing fee associated with servicing mortgage loans and mortgage-backed securities. Our MSRs generally arise from the securitization of residential mortgage loans that we originate. MSRs are included in “Financial instruments and other inventory positions owned” on the Consolidated Statements of Financial Condition. At May 31, 2006 and November 30, 2005, the Company has MSRs of approximately $812 million and $561 million, respectively.

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

MSR activities for the six months ended May 31, 2006 are as follows:

Six months ended
In millions	May 31, 2006
Balance, November 30, 2005	$561
Additions, net	272
Changes in fair value
Resulting from changes in valuation assumptions	21
Paydowns/servicing fees	(75)
Change due to SFAS 156 Adoption	33
Balance, May 31, 2006	$812

The following table shows the main assumptions we used to determine the fair value of our MSRs at May 31, 2006 and the sensitivity of our MSRs to changes in these assumptions.

Mortgage Servicing Rights

Dollars in millions	May 31, 2006
Weighted-average prepayment speed (CPR)	23
Effect of 10% adverse change	$64
Effect of 20% adverse change	$120
Discount rate	10%
Effect of 10% adverse change	$21
Effect of 20% adverse change	$39

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

Contractual servicing fees received in 2006 were approximately $172 million and are classified as Principal Transactions Revenues in the Consolidated Statement of Income.

Non-QSPE activities. Substantially all of our securitization activities are transacted through QSPEs, including residential and commercial mortgage securitizations. However, we also are actively involved with SPEs that do not meet the QSPE criteria due to their permitted activities not being sufficiently limited or because the assets are not deemed qualifying financial instruments (e.g., real estate). Our involvement with such SPEs includes credit-linked notes and other structured financing transactions designed to meet clients’ investing or financing needs.

We are a dealer in credit default swaps and, as such, we make a market in buying and selling credit protection on single issuers as well as on portfolios of credit exposures. One of the mechanisms we use to mitigate credit risk is to enter into default swaps with SPEs, in which we purchase default protection. In these transactions, the SPE issues credit-linked notes to investors and uses the proceeds to invest in high quality collateral. We pay a premium to the SPE for assuming credit risk under the default swap. Third-party investors in these SPEs are subject to default risk associated with the referenced obligations under the default swap as well as the credit risk of the assets held by the SPE. Our maximum loss associated with our involvement with such credit-linked note transactions is the fair value of our credit default swaps with such SPEs, which amounted to $123 million and $156 million at May 31, 2006 and November 30, 2005, respectively. In addition, our default swaps are secured by the value of the underlying investment-grade collateral held by the SPEs which was $6.6 billion and $5.7 billion at May 31, 2006 and November 30, 2005, respectively. Because the results of our expected loss calculations generally demonstrate the investors in the SPE bear a majority of the entity’s expected losses (because the investors assume default risk associated with both the reference portfolio and the SPE’s assets), we generally are not deemed to be the primary beneficiary of these transactions and therefore do not consolidate such SPEs. However, in certain credit default transactions, generally when we participate in the fixed interest rate risk associated with the underlying collateral through an interest rate swap, we are deemed to be the primary beneficiary of such transaction and therefore have consolidated the SPEs. At May 31, 2006 and November 30, 2005, we consolidated approximately $0.8 billion and $0.6 billion of such credit default transactions, respectively. We record the assets associated with such consolidated credit default transactions as a component of long inventory for which principally all of such assets are financed on a non-recourse basis.

We also invest in real estate directly through controlled subsidiaries and through variable interest entities. We consolidate our investments in variable interest real estate entities when we are deemed to be the primary beneficiary. At both May 31, 2006 and November 30, 2005, we consolidated approximately $4.6 billion of real estate-related investments in VIEs for which we did not have a controlling financial interest. We record the assets associated with such consolidated real estate-related investments in VIEs as a component of Financial instruments and other inventory positions owned. After giving effect to non-recourse financing our net investment position in such consolidated VIEs was $3.0 billion and $2.9 billion at May 31, 2006 and November 30, 2005, respectively. See Note 2 to the Consolidated Financial Statements for a further discussion of our real estate held for sale.

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

At May 31, 2006 and November 30, 2005, the fair value of securities received as collateral and Financial instruments and other inventory positions owned that have not been sold, repledged or otherwise encumbered totaled approximately $112 billion and $87 billion, respectively. At May 31, 2006 and November 30, 2005, the gross fair value of securities received as collateral that we were permitted to sell or repledge was approximately $616 billion and $528 billion, respectively. Of this collateral, approximately $571 billion and $499 billion at May 31, 2006 and November 30, 2005, respectively, has been sold or repledged, generally as collateral under repurchase agreements or to cover Financial instruments and other inventory positions sold but not yet purchased.

We also pledge our own assets, primarily to collateralize certain financing arrangements. These pledged securities, where the counterparty has the right by contract or custom to rehypothecate the financial instruments, are classified as Financial instruments and other inventory positions owned, pledged as collateral, in the Consolidated Statement of Financial Condition as required by SFAS 140.

The carrying value of Financial instruments and other inventory positions owned that have been pledged or otherwise encumbered to counterparties where those counterparties do not have the right to sell or repledge was approximately $68 billion and $66 billion at May 31, 2006 and November 30, 2005, respectively.

Note 5 Long-Term Borrowings

Long-term borrowings increased to $81.4 billion at May 31, 2006 from $62.3 billion at November 30, 2005, due to growth in our assets and the pre-funding of 2006 maturities. The weighted-average maturities of long-term borrowings were 5.6 years and 5.9 years at May 31, 2006 and November 30, 2005, respectively. Senior notes increased to $77.1 billion at May 31, 2006 from $58.6 billion at November 30, 2005, subordinated notes decreased to $1.6 billion at May 31, 2006 from $1.7 billion at November 30, 2005 and junior subordinated notes increased to $2.7 billion at May 31, 2006 from $2.0 billion at November 30, 2005. For additional information about payments and maturities of Long-term borrowings, see the Consolidated Statement of Cash Flows.

Effective with our early adoption of SFAS 155, structured notes of $9.1 billion at May 31, 2006 are carried at fair value. See Note 1, “Summary of Significant Accounting Policies—Accounting Changes and Other Accounting Developments,” for additional information.

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

As of May 31, 2006, Holdings’ credit agreement was fully drawn, with a stated maturity date of February 2009. Subsequent to quarter end, Holdings’ draw was repaid in full on June 5, 2006. As of May 31, 2006, there were no borrowings outstanding under LBBAG’s credit facility, although drawings have been made under this facility and repaid from time to time during the year. Our ability to borrow under such facilities is conditioned on complying with customary lending conditions and covenants. We have maintained compliance with the material covenants under these credit agreements at all times.

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

Lending–Related Commitments

The following table summarizes lending-related commitments at May 31, 2006 and November 30, 2005:

						Total
	Amount of Commitment Expiration per Period					Contractual Amount
			2008-	2010-	2012 and	May	November
In millions	2006	2007	2009	2011	Later	31, 2006	30, 2005
High grade(1)	$984	$3,705	$3,441	$8,978	$476	$17,584	$14,039
High yield(2)	784	1,240	803	2,410	1,120	6,357	5,172
Mortgage commitments	9,827	323	594	354	482	11,580	9,417
Investment-grade contingent acquisition facilities	1,731	3,208	—	—	—	4,939	3,915
Non-investment-grade contingent acquisition facilities	5,730	1,630	—	—	—	7,360	4,738
Secured lending transactions, including forward starting resale and repurchase agreements	82,899	3,993	210	166	1,262	88,530	65,782

(1)   We view our net credit exposure for high grade commitments, after consideration of hedges, to be $6.5 billion and $5.4 billion at May 31, 2006 and November 30, 2005, respectively.

(2)   We view our net credit exposure for high yield commitments, after consideration of hedges, to be $5.3 billion and $4.4 billion at May 31, 2006 and November 30, 2005, respectively.

High grade and high yield. Through our high grade and high yield sales, trading and underwriting activities, we make commitments to extend credit in loan syndication transactions. We use various hedging and funding strategies to actively manage our market, credit and liquidity exposures on these commitments. We do not believe total commitments necessarily are indicative of actual risk or funding requirements because the commitments may not be drawn or fully used and such amounts are reported before consideration of hedges. These commitments and any related drawdowns of these facilities typically have fixed maturity dates and are contingent on certain representations, warranties and contractual conditions applicable to the borrower. We define high yield (non-investment grade) exposures as securities of or loans to companies rated BB+ or lower or equivalent ratings by recognized credit rating agencies, as well as non-rated securities or loans that, in management’s opinion, are non-investment grade. We had commitments to investment grade borrowers of $17.6 billion (net credit exposure of $6.5 billion, after consideration of hedges) and $14.0 billion (net credit exposure of $5.4 billion, after consideration of hedges) at May 31, 2006 and November 30, 2005, respectively. We had commitments to non-investment grade borrowers of $6.4 billion (net credit exposure of $5.3 billion, after consideration of hedges) and $5.2 billion (net credit exposure of $4.4 billion, after consideration of hedges) at May 31, 2006 and November 30, 2005, respectively.

Mortgage commitments. Through our mortgage origination platforms we make commitments to extend mortgage loans. We use various hedging and funding strategies to actively manage our market, credit and liquidity exposures on these commitments. We do not believe total commitments necessarily are indicative of actual risk or funding requirements because the commitments may not be drawn or fully used and such amounts are reported before consideration of hedges. At May 31, 2006 and November 30, 2005, we had outstanding mortgage commitments of approximately $11.6 billion and $9.4 billion, respectively, including $6.8 billion and $7.7 billion of residential mortgages and $4.8 billion and $1.7 billion of commercial mortgages. The residential mortgage loan commitments require us to originate mortgage loans at the option of a borrower generally within 90 days at fixed interest rates. We sell residential mortgage loans, once originated, primarily through securitizations. See Note 3 to the Consolidated Financial Statements for additional information about our securitization activities.

Contingent acquisition facilities. From time to time we provide contingent commitments to investment and non-investment grade counterparties related to acquisition financing. Our expectation is, and our past practice has been, to distribute our obligations under these commitments to third parties through loan syndications if the transaction closes. We do not believe these commitments are necessarily indicative of our actual risk because the borrower may not complete a contemplated acquisition or, if the borrower completes the acquisition, it often will raise funds in the capital markets instead of drawing on our commitment. Additionally, in most cases, the borrower’s ability to draw is subject to there being no material adverse change in the borrower’s financial conditions, among other factors. These commitments also generally contain certain flexible pricing features to adjust for changing market conditions prior to closing. We provided contingent commitments to investment-grade counterparties related to acquisition financing of approximately $4.9 billion and $3.9 billion at May 31, 2006 and November 30, 2005, respectively. In addition, we provided contingent commitments to non-investment-grade counterparties related to acquisition financing of approximately $7.4 billion and $4.7 billion at May 31, 2006 and November 30, 2005, respectively.

Secured lending transactions. In connection with our financing activities, we had outstanding commitments under certain collateralized lending arrangements of approximately $6.0 billion and $5.7 billion at May 31, 2006 and November 30, 2005, respectively. These commitments require borrowers to provide acceptable collateral, as defined in the agreements, when amounts are drawn under the lending facilities. Advances made under these lending arrangements typically are at variable interest rates and generally provide for over-collateralization. In addition, at May 31, 2006, we had commitments to enter into forward starting secured resale and repurchase agreements, primarily secured by government and government agency collateral, of $43.4 billion and $39.1 billion, respectively, compared with $38.6 billion and $21.5 billion, respectively, at November 30, 2005.

Other Commitments and Guarantees

The following table summarizes other commitments and guarantees at May 31, 2006 and November 30, 2005:

						Notional/
	Amount of Commitment Expiration per Period					Maximum Amount
			2008-	2010-	2012 and	May	November
In millions	2006	2007	2009	2011	Later	31, 2006	30, 2005
Derivative contracts(1)	$95,610	$89,859	$107,363	$102,046	$196,129	$591,007	$539,461
Municipal-securities-related commitments	635	272	716	103	2,515	4,241	4,105
Other commitments with special purpose entities	3,407	207	614	454	2,545	7,227	6,321
Standby letters of credit	2,084	53	—	—	—	2,137	2,608
Private equity and other principal investment commitments	237	274	417	84	—	1,012	927

(1)          We believe the fair value of these derivative contracts is a more relevant measure of the obligations because we believe the notional amount overstates the expected payout. At May 31, 2006 and November 30, 2005, the fair value of these derivative contracts approximated $11.6 billion and $9.4 billion, respectively.

Derivative contracts. In accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), we disclose certain derivative contracts meeting the FIN 45 definition of a guarantee. Under FIN 45, derivative contracts are considered to be guarantees if such contracts require us to make payments to counterparties based on changes in an underlying instrument or index (e.g., security prices, interest rates, and currency rates) and include written credit default swaps, written put options, written foreign exchange and interest rate options. Derivative contracts are not considered guarantees if such contracts are cash settled and we have no basis to determine whether it is probable the derivative counterparty held the related underlying instrument at the inception of the contract. We have determined these conditions have been met for certain large financial institutions. Accordingly, when these conditions are met, we do not include such derivatives in our guarantee disclosures. At May 31, 2006 and November 30, 2005, the maximum payout value of derivative contracts deemed to meet the FIN 45 definition of a guarantee was approximately $591 billion and $539 billion, respectively. For purposes of determining maximum payout, notional values are used; however, we believe the fair value of these contracts is a more relevant measure of these obligations because we believe the notional amounts greatly overstate our expected payout. At May 31, 2006 and November 30, 2005, the fair value of such derivative contracts approximated $11.6 billion and $9.4 billion, respectively. In addition, all amounts included above are before consideration of hedging transactions. We substantially mitigate our risk on these contracts through hedges, using other derivative contracts and/or cash instruments. We manage risk associated with derivative guarantees consistent with our global risk management policies. We record derivative contracts, including those considered to be guarantees, at fair value with related gains and losses recognized in Principal transactions in the Consolidated Statement of Income.

Municipal-securities-related commitments. At May 31, 2006 and November 30, 2005, we had municipal-securities-related commitments of approximately $4.2 billion and $4.1 billion, respectively. Such commitments are principally comprised of liquidity commitments related to trust certificates issued to investors backed by investment grade municipal securities. We believe our liquidity commitments to these trusts involve a low level of risk because our obligations are supported by investment grade securities and generally cease if the underlying assets are downgraded below investment grade or default. In certain instances, we also provide credit default protection to investors in such QSPEs, which approximated $0.4 billion and $0.5 billion at May 31, 2006 and November 30, 2005, respectively.

Other commitments with SPEs. In addition to the municipal-securities-related commitments, we make certain liquidity commitments and guarantees associated with VIEs. We provided liquidity of approximately $1.3 billion and $1.9 billion at May 31, 2006 and November 30, 2005, respectively, which represented our maximum exposure to loss, to commercial paper conduits in support of certain clients’ secured financing transactions. However, we believe our actual risk to be limited because such liquidity commitments are supported by over-collateralization with investment grade collateral.

In addition, we provide limited downside protection guarantees to investors in certain VIEs. In such instances, we provide investors a guaranteed return of their initial principal investment. Our maximum exposure to loss under such commitments was approximately $3.9 billion and $3.2 billion at May 31, 2006 and November 30, 2005, respectively. We believe our actual risk to be limited because our obligations are collateralized by the VIEs’ assets and contain significant constraints under which such downside protection will be available (e.g., the VIE is required to liquidate assets in the event certain loss levels are triggered).

We also provided guarantees totaling $2.0 billion and $1.2 billion at May 31, 2006 and November 30, 2005, respectively, of the collateral in a multi-seller conduit backed by short-term commercial paper assets. This commitment is intended to provide us with access to contingent liquidity of $2.0 billion and $1.2 billion as of May 31, 2006 and November 30, 2005, respectively, in the event we have greater than anticipated draws under our lending commitments.

Standby letters of credit. At May 31, 2006 and November 30, 2005, we were contingently liable for $2.1 billion and $2.6 billion, respectively, of letters of credit primarily used to provide collateral for securities and commodities borrowed and to satisfy margin deposits at option and commodity exchanges.

Private equity and other principal investments. At May 31, 2006 and November 30, 2005, we had private equity and other principal investment commitments of approximately $1.0 billion and $0.9 billion, respectively.

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

Note 7 Earnings per Share and Stockholders’ Equity

Earnings per common share was calculated as follows:

	Three Months		Six Months
	Ended May 31,		Ended May 31,
In millions, except per share data	2006	2005	2006	2005
Numerator:
Income before cumulative effect of accounting change	$1,002	$683	$2,040	$1,558
Cumulative effect of accounting change	—	—	47	—
Preferred stock dividends	(16)	(19)	(32)	(38)
Numerator for basic earnings per share—net income applicable to common stock	$986	$664	$2,055	$1,520
Denominator:
Denominator for basic earnings per share—weighted-average common shares	545.1	559.1	545.7	558.2
Effect of dilutive securities:
Employee stock options	30.1	24.0	30.2	24.7
Restricted stock units	7.6	4.9	7.6	5.1
Dilutive potential common shares	37.7	28.9	37.8	29.8
Denominator for diluted earnings per share—weighted average common and dilutive potential common shares(1)	582.8	588.0	583.5	588.0
Earnings per Basic Share
Before cumulative effect of accounting change	$1.81	$1.19	$3.67	$2.72
Cumulative effect of accounting change	—	—	0.09	—
Earnings per basic share	$1.81	$1.19	$3.76	$2.72
Earnings per Diluted Share
Before cumulative effect of accounting change	$1.69	$1.13	$3.44	$2.58
Cumulative effect of accounting change	—	—	0.08	—
Earnings per diluted share	$1.69	$1.13	$3.52	$2.58

(1) Anti-dilutive options and restricted stock units excluded from the calculations of diluted earnings per share	2.7	9.5	4.5	9.6

On April 5, 2006, our Board of Directors approved a 2-for-1 common stock split, in the form of a stock dividend that was effected on April 28, 2006. Prior period share and earnings per share amounts have been restated to reflect the split. The par value of the common stock remained at $0.10 per share. Accordingly, an adjustment from Additional paid-in capital to Common stock was required to preserve the par value of the post-split shares.

Note 8 Regulatory Requirements

Holdings is regulated by the Securities and Exchange Commission (“SEC”) as a consolidated supervised entity (“CSE”). As such, it is subject to group-wide supervision and examination by the SEC, and must comply with rules regarding the measurement, management and reporting of market, credit, liquidity, legal and operational risk. As of May 31, 2006, Holdings was in compliance with the CSE capital requirements and held allowable capital in excess of the minimum capital requirements on a consolidated basis.

In the United States, LBI and Neuberger Berman, LLC (“NBLLC”) are broker dealers that are subject to Rule 15c3-1 of the SEC and Rule 1.17 of the Commodity Futures Trading Commission, which specify minimum net capital requirements for their registrants.

LBI elected to and was approved by the SEC to use the alternative method of computing net capital under Rule 15c3-1. The alternative net capital method allows companies to calculate net capital charges for market and derivative-related credit risk using internal risk models. As of May 31, 2006, LBI’s net capital of $5.6 billion was substantially in excess of its minimum capital requirement. LBI also is required to hold tentative net capital in excess of $1 billion in accordance with the market and credit risk standards of Appendix E of rule 15c3-1 and is required to notify the SEC in the event that its tentative net capital is less than $5 billion. As of May 31, 2006, LBI had tentative net capital well in excess of both the minimum and notification requirements.

NBLLC is required to maintain a minimum capital requirement of not less than the greater of 2% of aggregate debit items arising from client transactions, as defined, or 4% of funds required to be segregated for clients’ regulated commodity accounts, as defined. As of May 31, 2006, NBLLC had regulatory net capital, as defined, of $301 million, which exceeded the minimum net capital requirement by $281 million.

LBIE, a United Kingdom registered broker-dealer and subsidiary of Holdings, is subject to the capital requirements of the Financial Services Authority (“FSA”) of the United Kingdom. Financial resources, as defined, must exceed the total financial resources requirement of the FSA. At May 31, 2006, LBIE’s financial resources of approximately $7.4 billion exceeded the minimum requirement by approximately $1.4 billion. LBJ’s Tokyo branch, a regulated broker-dealer, is subject to the capital requirements of the Financial Services Agency and, at May 31, 2006, had net capital of approximately $750 million, which was approximately $313 million in excess of the specified levels required.

Lehman Brothers Bank, FSB (the “Bank”), our thrift subsidiary, is regulated by the Office of Thrift Supervision (“OTS”). Lehman Brothers Commercial Bank (the “Industrial Bank”), our Utah industrial bank subsidiary established during 2005, is regulated by the Utah Department of Financial Institutions and the Federal Deposit Insurance Corporation. The Bank and the Industrial Bank exceed all regulatory capital requirements and are considered to be well capitalized as of May 31, 2006. Lehman Brothers Bankhaus AG (“Bankhaus”), a German commercial bank, is subject to the capital requirements of the Federal Financial Supervisory Authority of the German Federal Republic. At May 31, 2006, Bankhaus’ financial resources, as defined, exceed its minimum financial resources requirement. Overall, these bank institutions have raised $19.8 billion and $14.8 billion of customer deposit liabilities as of May 31, 2006 and November 30, 2005, respectively.

In addition, our “AAA” rated derivatives subsidiaries, Lehman Brothers Financial Products Inc. (“LBFP”) and Lehman Brothers Derivative Products Inc. (“LBDP”), have established certain capital and operating restrictions that are reviewed by various rating agencies. At May 31, 2006, LBFP and LBDP each had capital that exceeded the requirements of the rating agencies. Certain other subsidiaries are subject to various securities, commodities and banking regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. At May 31, 2006, these other subsidiaries were in compliance with their applicable local capital adequacy requirements.

Note 9 Share-Based Employee Incentive Plans

We adopted the fair value recognition provisions for share-based awards pursuant to SFAS 123(R) effective December 1, 2005. See Note 1 “Summary of Significant Accounting Policies – Accounting Changes and Other Accounting Developments” for a further discussion. The following disclosures are also being provided pursuant to the requirements of SFAS 123(R).

We sponsor several share-based employee incentive plans. Amortization of compensation costs for grants awarded under these plans was approximately $251 million and $194 million during the three months ended May 31, 2006 and 2005, respectively, and approximately $500 million and $362 million during the six months ended May 31, 2006 and 2005, respectively. The total income tax benefit recognized in the Consolidated Statement of Income for these plans was $103 million and $85 million for the three months ended May 31, 2006 and 2005, respectively, and $207 million and $157 million for the six months ended May 31, 2006 and 2005, respectively.

At May 31, 2006, unrecognized compensation cost related to nonvested stock option and RSU awards totaled $2.0 billion. The cost of these non-vested awards is expected to be recognized over a weighted-average period of 3.1 years.

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

The following table sets forth the pro forma compensation cost that would have been reported for the three and six months ended May 31, 2006 and 2005 if share-based awards granted to retirement-eligible employees, and those with non-substantive non-compete agreements had been expensed immediately as required by SFAS 123(R):

Pro Forma Compensation Cost

	Three Months		Six Months
	Ended May 31,		Ended May 31,
In millions	2006	2005	2006	2005
Compensation and benefits, as reported	$2,175	$1,623	$4,374	$3,509
Effect of immediately expensing share-based awards granted to retirement-eligible employees(1)	(162)	86	(323)	199
Pro forma compensation and benefits costs	$2,013	$1,709	$4,051	$3,708

(1)          The 2006 pro forma impact represents the presumed benefit as if we immediately had amortized pre-2006 awards granted to retirement eligible employees and those with non-substantive non-compete agreements, as these awards would have been expensed as of the grant date. Compensation and benefits, as reported for 2006, includes the amortization of such pre-2006 awards. The adoption of SFAS 123(R) did not have a material effect on compensation and benefits expense for the three or six months ended May 31, 2006, and is not expected to have a material impact on fiscal 2006 compensation and benefits expense. See Note 1, “Summary of Significant Accounting Policies—Accounting Changes and Other Accounting Developments.”

Share-Based Employee Incentive Plans

We sponsor several share-based employee incentive plans. The total number of shares of common stock remaining available for future awards under these plans at May 31, 2006, was 48.5 million (not including shares that may be returned to the Stock Incentive Plan as described below).

1994 and 1996 Management Ownership Plans and Employee Incentive Plan. The Lehman Brothers Holdings Inc. 1994 Management Ownership Plan (the "1994 Plan"), the Lehman Brothers Holdings Inc. 1996 Management Ownership Plan (the “1996 Plan”), and the Lehman Brothers Holdings Inc. Employee Incentive Plan (the “EIP”) all expired following the completion of their various terms. These plans provided for the issuance of RSUs, performance stock units (“PSUs”), stock options and other share-based awards to eligible employees. At May 31, 2006, awards with respect to 608.2 million shares of common stock have been made under these plans, of which 191.2 million are outstanding and 417.0 million have been converted to freely transferable common stock. An additional 0.4 million shares authorized for issuance under the 1994 Plan have been reserved solely for issuance in respect of dividends on outstanding awards under the 1994 Plan.

Stock Incentive Plan. The Stock Incentive Plan (the “SIP”) has a 10-year term ending in May 2015, with provisions similar to the previous plans, and authorization to issue up to 20.0 million shares of common stock. The 34.1 million shares authorized for issuance under the 1996 Plan and the EIP that remained unawarded upon their expiration (less any shares that may be issued in respect of dividends on outstanding awards under those plans) are also available for awards under the SIP. In addition, shares subject to awards under the 1996 Plan, the EIP and the SIP, but which are not subsequently issued, will become available for new awards under the SIP. Awards with respect to 7.4 million shares of common stock have been made under the SIP as of May 31, 2006, all of which are outstanding.

1999 Long-Term Incentive Plan. The 1999 Neuberger Berman Inc. Long-Term Incentive Plan (the “LTIP”) provides for the grant of restricted stock, restricted units, incentive stock, incentive units, deferred shares, supplemental units and stock options. The total number of shares of common stock that may be issued under the LTIP is 15.4 million. At May 31, 2006, awards with respect to approximately 14.0 million shares of common stock had been made under the LTIP, of which 6.5 million were outstanding.

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

The following table summarizes RSU activity during the six months ended May 31, 2006:

Restricted Stock Units

		Weighted Average
	Number	Grant Date
	of RSUs	Fair Value
Outstanding, November 30, 2005	120,417,674	$38.35
Granted	922,906	66.46
Canceled	(1,330,115)	43.17
Converted to common stock without restrictions	(5,073,846)	29.44
Outstanding, May 31, 2006	114,936,619	$38.91
Common stock held in RSU Trust	(74,343,932)
Outstanding, net of common stock held in RSU trust	40,592,687

The fair value of RSUs converted to common stock without restrictions during the six months ended May 31, 2006 was $332 million. Compensation costs previously recognized and tax benefits recognized in equity upon issuance of these awards were approximately $232 million.

Of the RSUs outstanding at May 31, 2006, approximately 77.3 million were amortized and included in basic earnings per share, approximately 11.7 million will be amortized during the remainder of 2006, and the remainder will be amortized subsequent to November 30, 2006.

Included in the previous table are PSUs awarded to certain senior officers prior to 2004. The number of PSUs that may be earned is dependent on achieving certain performance levels within predetermined performance periods. During the performance period, these PSUs are accounted for as variable awards. At the end of a performance period, any PSUs earned will convert one-for-one to RSUs that then vest in three or more years. At May 31, 2006, approximately 22.3 million PSUs had been awarded, of which 10.7 million remain outstanding, subject to vesting and transfer restrictions. The compensation cost for the RSUs payable in satisfaction of PSUs is accrued over the combined performance and vesting periods.

Stock Options

Eligible employees receive stock options, in lieu of cash, as a portion of their total compensation. Such options generally become exercisable over a one- to five-year period and generally expire 10 years from the date of grant, subject to accelerated expiration upon termination of employment.

We use the Black-Scholes option-pricing model to measure the fair value of stock options granted to employees. Stock options granted have exercise prices equal to the market price of our common stock on the grant date. The principal assumptions utilized in valuing options and our methodology for estimating such model inputs include: 1) risk-free interest rate - estimate is based on the yield of U.S. zero coupon securities with a maturity equal to the expected life of the option, 2) expected volatility - estimate is based on the historical volatility of our common stock for the three years preceding the award date, the implied volatility of market-traded options on our common stock on the grant date and other factors and 3) expected option life - estimate is based on internal studies of historical experience and projected exercise behavior based on different employee groups and specific option characteristics, including the effect of employee terminations. Based on the results of the model, the weighted-average fair value of stock options granted during the six months ended May 31, 2006 was $17.55. The weighted-average assumptions used during the six months ended May 31, 2006 were as follows:

Weighted Average Black-Scholes Assumptions
Risk-free interest rate	4.55%
Expected volatility	23.07%
Dividends per share	$0.48
Expected life	4.6 years

The following table summarizes stock option activity during the six months ended May 31, 2006:

Stock Option Activity

		Weighted-Average	Expiration
	Options	Exercise Price	Dates
Outstanding, November 30, 2005	101,750,326	$31.36	12/05—11/15
Granted	2,670,400	66.14
Exercised	(14,752,062)	28.82
Canceled	(312,108)	31.71
Outstanding, May 31, 2006	89,356,556	$32.82	08/06—05/16

The total intrinsic value of stock options exercised during the six months ended May 31, 2006 was $609 million for which compensation costs previously recognized and tax benefits recognized in equity upon issuance totaled approximately $246 million. Cash received from the exercise of stock options during the six months ended May 31, 2006 totaled $425 million.

The table below provides additional information related to stock options outstanding at May 31, 2006:

Stock Options

	Outstanding
Dollars in millions, except per share data	Net of Expected	Options
May 31, 2006	Forfeitures	Exercisable
Number of options	86,523,372	38,864,788
Weighted-average exercise price	$32.57	$27.27
Aggregate intrinsic value	$2,945	$1,529
Weighted-average remaining contractual term, in years	5.2	4.4

At May 31, 2006, the intrinsic value of vested options was approximately $1.5 billion for which compensation cost previously recognized and tax benefits expected to be recognized in equity, upon issuance, are approximately $666 million.

Restricted Stock

At May 31, 2006 there were approximately 789,800 shares of restricted stock outstanding. The fair value of the 291,976 shares of restricted stock that became freely tradable during the six months ended May 31, 2006 was $20.3 million.

Stock Repurchase Program

We maintain a stock repurchase program to manage our equity capital. Our stock repurchase program is effected through regular open-market purchases, as well as through employee transactions where employees tender shares of common stock to pay for the exercise price of stock options and the required tax withholding obligations upon option exercises and conversion of restricted stock units to freely-tradable common stock. For 2006, our Board of Directors has authorized the repurchase, subject to market conditions, of up to 80 million shares of Holdings’ common stock for the management of our equity capital, including approximately 60 million shares estimated for offsetting the 2006 dilution due to equity-based award plans. Our Board also authorized the repurchase in 2006, subject to market conditions, of up to an additional 30 million shares, for the possible acceleration of repurchases to offset a portion of 2007 dilution due to equity-based award plans. During the three and six months ended May 31, 2006, we repurchased approximately 11.2 million and 22.6 million shares, respectively, of our common stock through open-market purchases at an aggregate cost of $810 million and $1.6 billion, respectively, or $72.35 per share and $69.77 per share, respectively. In addition, we withheld approximately 2.0 million and 4.7 million shares, respectively, of common stock from employees at an equivalent cost of $142 million and $326 million, respectively.

In connection with awards made under our share-based employee incentive plans, we are authorized to issue shares of common stock held in treasury or newly-issued shares.

Note 10 Employee Benefit Plans

We provide both funded and unfunded noncontributory defined benefit pension plans for the majority of our employees worldwide. In addition, we provide certain other postretirement benefits, primarily health care and life insurance, to eligible employees. The following table presents the components of net periodic cost/(benefit) related to these plans for the three and six months ended May 31, 2006 and 2005:

Components of Net Periodic Cost/(Benefit)

					Postretirement
	U.S. Pensions		Non-U.S. Pensions		Benefits
In millions	2006	2005	2006	2005	2006	2005
Three months ended May 31
Service cost	$10	$10	$2	$2	$—	$—
Interest cost	15	14	5	5	1	1
Expected return on plan assets	(19)	(19)	(7)	(6)	—	—
Amortization of net actuarial loss	7	8	3	3	—	—
Amortization of prior service cost	1	1	—	—	—	—
Net periodic cost	$14	$14	$3	$4	$1	$1

Six months ended May 31
Service cost	$21	$20	$4	$4	$—	$1
Interest cost	30	28	10	10	2	2
Expected return on plan assets	(38)	(38)	(13)	(12)	—	—
Amortization of net actuarial loss	14	16	5	6	—	—
Amortization of prior service cost	2	2	—	—	—	—
Net periodic cost	$29	$28	$6	$8	$2	$3

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

Our business segment information for the three and six months ended May 31, 2006 and 2005 is prepared using the following methodologies:

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

Business Segments

	Investment	Capital	Investment
In millions	Banking	Markets	Management	Total
Three months ended May 31, 2006
Gross revenues	$741	$10,170	$604	$11,515
Interest expense	—	7,092	12	7,104
Net revenues	741	3,078	592	4,411
Depreciation and amortization expense	10	97	21	128
Other expenses	567	1,768	450	2,785
Income before taxes	$164	$1,213	$121	$1,498
Segment assets (billions)	$1.1	$447.7	$7.4	$456.2

Three months ended May 31, 2005
Gross revenues	$579	$6,268	$488	$7,335
Interest expense	—	4,041	16	4,057
Net revenues	579	2,227	472	3,278
Depreciation and amortization expense	9	76	20	105
Other expenses	419	1,398	343	2,160
Income before taxes	$151	$753	$109	$1,013
Segment assets (billions)	$1.0	$363.6	$6.0	$370.6

Six months ended May 31, 2006
Gross revenues	$1,576	$19,054	$1,192	$21,822
Interest expense	—	12,930	20	12,950
Net revenues	1,576	6,124	1,172	8,872
Depreciation and amortization expense	20	186	44	250
Other expenses	1,162	3,523	888	5,573
Income before taxes	$394	$2,415	$240	$3,049
Segment assets (billions)	$1.1	$447.7	$7.4	$456.2

Six months ended May 31, 2005
Gross revenues	$1,262	$12,523	$941	$14,726
Interest expense	—	7,606	32	7,638
Net revenues	1,262	4,917	909	7,088
Depreciation and amortization expense	18	153	41	212
Other expenses	879	2,997	681	4,557
Income before taxes	$365	$1,767	$187	$2,319
Segment assets (billions)	$1.0	$363.6	$6.0	$370.6

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

Net Revenues by Geographic Region

	Three Months		Six Months
	Ended May 31,		Ended May 31,
In millions	2006	2005	2006	2005
Europe	$1,088	$861	$2,209	$1,832
Asia Pacific and other	515	437	1,121	799
Total Non-U.S.	1,603	1,298	3,330	2,631
U.S.	2,808	1,980	5,542	4,457
Net revenues	$4,411	$3,278	$8,872	$7,088

Note 12 Condensed Consolidating Financial Statement Schedules

LBI, a wholly-owned subsidiary of Holdings, had approximately $1.4 billion of debt securities outstanding at May 31, 2006 that were issued in registered public offerings and were therefore subject to the reporting requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934. Holdings has fully and unconditionally guaranteed these outstanding debt securities of LBI (and any debt securities of LBI that may be issued in the future under these registration statements), which, together with the information presented in this Note 12, allows LBI to avail itself of an exemption provided by SEC rules from the requirement to file separate LBI reports under the Exchange Act. See Note 12 to the 2005 Consolidated Financial Statements included in the Form 10-K for a discussion of restrictions on the ability of Holdings to obtain funds from its subsidiaries by dividend or loan.

The following schedules set forth our condensed consolidating statements of income for the three and six months ended May 31, 2006 and 2005, our condensed consolidating balance sheets at May 31, 2006 and November 30, 2005, and our condensed consolidating statements of cash flows for the six months ended May 31, 2006 and 2005. In the following schedules, “Holdings” refers to the unconsolidated balances of Holdings, “LBI” refers to the unconsolidated balances of Lehman Brothers Inc. and “Other Subsidiaries” refers to the combined balances of all other subsidiaries of Holdings. “Eliminations” represents the adjustments necessary to (a) eliminate intercompany transactions and (b) eliminate our investments in subsidiaries.

Condensed Consolidating Statement of Income

			Other
In millions	Holdings	LBI	Subsidiaries	Eliminations	Total
Three months ended May 31, 2006
Net revenues	$(434)	$1,966	$2,879	$—	$4,411
Equity in net income of subsidiaries	1,363	75	—	(1,438)	—
Total non-interest expenses	240	1,219	1,454	—	2,913
Income before taxes and cumulative effect of accounting change	689	822	1,425	(1,438)	1,498
Provision (benefit) for income taxes	(313)	293	516	—	496
Net income	$1,002	$529	$909	$(1,438)	$1,002

Three months ended May 31, 2005
Net revenues	$(4)	$805	$2,477	$—	$3,278
Equity in net income of subsidiaries	797	160	—	(957)	—
Total non-interest expenses	358	631	1,276	—	2,265
Income before taxes	435	334	1,201	(957)	1,013
Provision (benefit) for income taxes	(248)	58	520	—	330
Net income	$683	$276	$681	$(957)	$683

Six months ended May 31, 2006
Net revenues	$(470)	$3,554	$5,788	$—	$8,872
Equity in net income of subsidiaries	2,485	274	—	(2,759)	—
Total non-interest expenses	413	2,267	3,143	—	5,823
Income before taxes and cumulative effect of accounting change	1,602	1,561	2,645	(2,759)	3,049
Provision (benefit) for income taxes	(460)	499	970	—	1,009
Income before cumulative effect of accounting change	2,062	1,062	1,675	(2,759)	2,040
Cumulative effect of accounting change	25	22	—	—	47
Net income	$2,087	$1,084	$1,675	$(2,759)	$2,087

Six months ended May 31, 2005
Net revenues	$(224)	$2,032	$5,280	$—	$7,088
Equity in net income of subsidiaries	1,960	363	—	(2,323)	—
Total non-interest expenses	665	1,455	2,649	—	4,769
Income before taxes	1,071	940	2,631	(2,323)	2,319
Provision (benefit) for income taxes	(487)	205	1,043	—	761
Net income	$1,558	$735	$1,588	$(2,323)	$1,558

Condensed Consolidating Balance Sheet at May 31, 2006

			Other
In millions	Holdings	LBI	Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$1,269	$446	$5,628	$(2,886)	$4,457
Cash and securities segregated and on deposit for regulatory and other purposes	50	2,790	3,970	—	6,810
Financial instruments and other inventory positions owned and Securities received as collateral	20,285	59,901	166,437	(43,891)	202,732
Collateralized agreements	—	128,475	71,519	—	199,994
Receivables and other assets	5,423	13,281	33,182	(9,677)	42,209
Due from subsidiaries	77,218	54,034	376,111	(507,363)	—
Equity in net assets of subsidiaries	18,707	1,611	36,583	(56,901)	—
Total assets	$122,952	$260,538	$693,430	$(620,718)	$456,202

Liabilities and stockholders’ equity
Short-term borrowings	$2,087	$109	$2,358	$(22)	$4,532
Financial instruments and other inventory positions sold but not yet purchased and Obligation to return securities received as collateral	778	54,208	114,747	(42,537)	127,196
Collateralized financing	7,444	68,512	77,955	—	153,911
Accrued liabilities and other payables	1,700	21,914	60,361	(12,773)	71,202
Due to subsidiaries	36,406	104,975	330,099	(471,480)	—
Long-term borrowings	56,555	5,926	55,903	(37,005)	81,379
Total liabilities	104,970	255,644	641,423	(563,817)	438,220
Commitments and contingencies
Total stockholders’ equity	17,982	4,894	52,007	(56,901)	17,982
Total liabilities and stockholders’ equity	$122,952	$260,538	$693,430	$(620,718)	$456,202

Condensed Consolidating Balance Sheet at November 30, 2005

			Other
In millions	Holdings	LBI	Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$4,053	$447	$2,434	$(2,034)	$4,900
Cash and securities segregated and on deposit for regulatory and other purposes	48	2,806	2,890	—	5,744
Financial instruments and other inventory positions owned and Securities received as collateral	22,087	56,936	154,023	(50,633)	182,413
Collateralized agreements	—	126,399	58,265	—	184,664
Receivables and other assets	4,382	10,268	25,869	(8,177)	32,342
Due from subsidiaries	56,195	37,768	289,590	(383,553)	—
Equity in net assets of subsidiaries	16,062	1,221	35,625	(52,908)	—
Total assets	$102,827	$235,845	$568,696	$(497,305)	$410,063

Liabilities and stockholders’ equity
Short-term borrowings	$1,828	$115	$998	$—	$2,941
Financial instruments and other inventory positions sold but not yet purchased and Obligation to return securities received as collateral	238	55,224	109,685	(49,595)	115,552
Collateralized financing	13,158	70,739	68,528	—	152,425
Accrued liabilities and other payables	1,570	19,050	48,202	(8,780)	60,042
Due to subsidiaries	27,486	81,007	247,235	(355,728)	—
Long-term borrowings	41,753	5,922	44,928	(30,294)	62,309
Total liabilities	86,033	232,057	519,576	(444,397)	393,269
Commitments and contingencies
Total stockholders’ equity	16,794	3,788	49,120	(52,908)	16,794
Total liabilities and stockholders’ equity	$102,827	$235,845	$568,696	$(497,305)	$410,063

Condensed Consolidating Statement of Cash Flows for the Six Months Ended May 31, 2006

			Other
In millions	Holdings	LBI	Subsidiaries	Eliminations	Total
Cash Flows from Operating Activities
Net income	$2,087	$1,084	$1,675	$(2,759)	$2,087
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in income of subsidiaries	(2,487)	(272)	—	2,759	—
Depreciation and amortization	70	14	166	—	250
Amortization of deferred stock compensation	500	—	—	—	500
Cumulative effect of accounting change	(25)	(22)	—	—	(47)
Other adjustments	(26)	13	(184)	—	(197)
Net change in:
Cash and securities segregated and on deposit for regulatory and other purposes	(2)	16	(1,080)	—	(1,066)
Financial instruments and other inventory positions owned	2,135	(2,983)	(10,777)	(6,519)	(18,144)
Financial instruments and other inventory positions sold but not yet purchased	540	(1,016)	4,912	6,651	11,087
Collateralized agreements and collateralized financing, net	(5,714)	(4,303)	(3,827)	—	(13,844)
Other assets and payables, net	(1,050)	(148)	4,917	(2,475)	1,244
Due to/from affiliates, net	(12,125)	7,733	(3,435)	7,827	—
Net cash (used in) provided by operating activities	(16,097)	116	(7,633)	5,484	(18,130)

Cash Flows from Financing Activities
Derivative contracts with a financing element	—	—	150	—	150
Tax benefit from the issuance of stock-based awards	328	—	—	—	328
Issuance (payments) of short-term borrowings, net	259	(6)	1,360	(22)	1,591
Issuance of long-term borrowings	18,533	15	13,309	(4,989)	26,868
Principal payments of long-term borrowings	(4,321)	(6)	(3,933)	(1,325)	(9,585)
Issuance of common stock	111	—	—	—	111
Purchase of treasury stock	(1,577)	—	—	—	(1,577)
Issuance of treasury stock	313	—	—	—	313
Dividends paid	(173)	—	—	—	(173)
Net cash provided by (used in) financing activities	13,473	3	10,886	(6,336)	18,026

Cash Flows from Investing Activities
Dividends received/(paid)	352	—	(352)	—	—
Purchase of property, equipment and leasehold improvements, net	(228)	(20)	15	—	(233)
Business acquisitions, net of cash acquired	—	—	(106)	—	(106)
Capital contributions from/to subsidiaries, net	(284)	(100)	384	—	—
Net cash used in investing activities	(160)	(120)	(59)	—	(339)
Net change in cash and cash equivalents	(2,784)	(1)	3,194	(852)	(443)
Cash and cash equivalents, beginning of period	4,053	447	2,434	(2,034)	4,900
Cash and cash equivalents, end of period	$1,269	$446	$5,628	$(2,886)	$4,457

Condensed Consolidating Statement of Cash Flows for the Six Months Ended May 31, 2005

			Other
In millions	Holdings	LBI	Subsidiaries	Eliminations	Total
Cash Flows from Operating Activities
Net income	$1,558	$735	$1,588	$(2,323)	$1,558
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in income of subsidiaries	(1,960)	(363)	—	2,323	—
Depreciation and amortization	59	12	141	—	212
Tax benefit from issuance of stock-based awards	269	—	—	—	269
Amortization of deferred stock compensation	362	—	—	—	362
Other adjustments	9	2	2	—	13
Net change in:
Cash and securities segregated and on deposit	—	(69)	219	—	150
Financial instruments and other inventory positions owned	(6,855)	(4,611)	(7,372)	(2,417)	(21,255)
Financial instruments and other inventory positions sold but not yet purchased	(29)	1,847	(8,165)	3,611	(2,736)
Collateralized agreements and collateralized financing, net	3,750	(7,685)	11,544	—	7,609
Other assets and payables, net	277	1,644	8,574	(889)	9,606
Due to/from affiliates, net	1,978	8,632	(14,099)	3,489	—
Net cash (used in) provided by operating activities	(582)	144	(7,568)	3,794	(4,212)

Cash Flows from Financing Activities
Derivative contracts with a financing element	—	—	224	—	224
Issuance (payments) of short-term borrowings, net	62	(143)	(184)	—	(265)
Issuance of long-term borrowings	6,220	—	10,184	(4,473)	11,931
Principal payments of long-term borrowings	(5,454)	(99)	(1,826)	131	(7,248)
Issuance of common stock	126	—	—	—	126
Purchase of treasury stock	(1,265)	—	—	—	(1,265)
Issuance of treasury stock	574	—	—	—	574
Purchase and retirement of preferred stock	(250)	—	—	—	(250)
Dividends paid	(155)	—	—	—	(155)
Net cash provided by (used in) financing activities	(142)	(242)	8,398	(4,342)	3,672

Cash Flows from Investing Activities
Dividends received / (paid)	229	—	(229)	—	—
Purchase of property, equipment and leasehold improvements, net	(96)	(13)	(89)	—	(198)
Capital contributions from/to subsidiaries, net	(393)	—	393	—	—
Net cash (used in) provided by investing activities	(260)	(13)	75	—	(198)
Net change in cash and cash equivalents	(984)	(111)	905	(548)	(738)
Cash and cash equivalents, beginning of period	1,940	557	2,943	—	5,440
Cash and cash equivalents, end of period	$956	$446	$3,848	$(548)	$4,702

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Lehman Brothers Holdings Inc.

We have reviewed the consolidated statement of financial condition of Lehman Brothers Holdings Inc. and Subsidiaries (the “Company”) as of May 31, 2006, and the related consolidated statement of income for the three-month and six-month periods ended May 31, 2006 and 2005 and the consolidated statement of cash flows for the six-month periods ended May 31, 2006 and 2005. These financial statements are the responsibility of the Company’s management.

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

July 10, 2006

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

All references in this MD&A to the 2006 and 2005 three and six months refer to our three- and six-month fiscal periods ended May 31, 2006 and 2005, or the last day of such fiscal periods, as the context requires, and all references to quarters are to our fiscal quarters, unless specifically stated otherwise. All share and per share amounts have been retroactively adjusted for the two-for-one common stock split, effected in the form of a 100% stock dividend, which became effective April 28, 2006. See Note 7 to Consolidated Financial Statements and “2-for-1 Stock Split” in this MD&A for more information.

Forward-Looking Statements

Some of the statements contained in this MD&A, including those relating to our strategy and other statements that are predictive in nature, that depend on or refer to future events or conditions or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates” and similar expressions, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements are not historical facts but instead represent only management’s expectations, estimates and projections regarding future events. Similarly, these statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict, which may include, but are not limited to, market risk, the competitive environment, investor sentiment, liquidity risk, credit ratings changes, credit exposure, operational risk and legal and regulatory changes and proceedings. For further discussion of these risks, see “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of OperationsCertain Factors Affecting Results of Operations” in the Form 10-K.

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

Executive Overview(1)

Summary of Results

We achieved our second best quarterly results ever in the second quarter of 2006, trailing only the 2006 first quarter. For the first six months of 2006 we reported record net revenues, net income and diluted earnings per share, driven by record net revenues in each of our three business segments and in each of our three geographic regions.

Net income totaled $1.0 billion and $2.1 billion in the 2006 three and six months, respectively, up 47% and 34% from the corresponding 2005 periods. Diluted earnings per share were $1.69 and $3.52 in the 2006 three and six months, respectively, up 50% and 36% from the corresponding 2005 periods. The 2006 six months results included an after-tax gain of $47 million ($0.08 per diluted common share) from the cumulative effect of an accounting change for equity-based compensation resulting from the Company’s adoption of Statement of Financial Accounting Standards (“SFAS”) No.123 (revised) “Share-Based Payment”(“SFAS 123(R)”). See Note 9 to the Consolidated Financial Statements for additional information. Net revenues rose to $4.4 billion and $8.9 billion in the 2006 three and six months, respectively, up 35% and 25% from the corresponding 2005 periods. Annualized return on average common stockholders’ equity(2) was 23.7% and 25.2% in the 2006 three and six months, respectively, compared with 18.2% and 21.3% in the corresponding 2005 periods. Annualized return on average tangible common stockholders’ equity(2) was 29.5% and 31.5% in the 2006 three and six months, respectively, compared with 23.5% and 27.7% in the corresponding 2005 periods.

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

The global market environment during most of the first six months of fiscal 2006 was favorable for our businesses due to a combination of factors—positive economic growth, strong corporate profitability, deep pools of global liquidity, and tightening credit spreads. The positive data led to rising global equity markets for much of the period, despite concerns over rising interest rates, volatile energy prices, the state of the U.S. housing market and continued geopolitical concerns. However, as the second quarter of 2006 progressed, uncertainty was introduced into the markets around the prospects of the central banks raising interest rates amid higher inflation data and stubbornly high oil prices. These factors resulted in reduced liquidity, higher volatility and higher risk premiums, which forced a correction that was centered on emerging markets but also extended to other asset classes. Furthermore, the upward shift in yield curves and the widening of credit spreads in certain asset classes in the second quarter

(1)          Volume statistics in this MD&A were obtained from Thomson Financial.

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

	Three Months		Six Months
	Ended May 31,		Ended May 31,
In millions	2006	2005	2006	2005
Average common stockholders’ equity	$16,643	$14,596	$16,328	$14,256
Average identifiable intangible assets and goodwill	(3,290)	(3,280)	(3,278)	(3,281)
Average tangible common stockholders’ equity	$13,353	$11,316	$13,050	$10,975

produced negative absolute returns across certain fixed income products. These worries were also evident in the global equity markets, which fell approximately 2% during the 2006 second quarter.

Equity markets The global equity markets had a strong first quarter in 2006, due primarily to positive economic data and strong earnings reports. In spite of the strong start to the second quarter, concerns over further interest rate hikes, high oil prices and other geopolitical concerns led to the aforementioned decline in the global equity markets. Most major global indices dropped from first quarter 2006 levels, except for the Dow Jones Industrial Average and NYSE which posted modest growth of 2%.

Due to the strength in the market for much of the first half of 2006, trading volumes for all major indices in the U.S. and Europe increased for both the 2006 three and six month periods compared with their corresponding 2005 periods. In Asia, trading volumes generally were up, as the Nikkei and Hang Seng exchanges rose in both the 2006 three and six month periods.

Fixed income markets In the first quarter of 2006, interest rates continued to remain low in absolute terms in spite of the Federal Reserve Bank (“Fed”) raising interest rates in the U.S. by 50 basis points. The yield curve inverted at times in the U.S. in the first quarter of 2006, and flattened both in Europe and Asia, while credit and swap spreads generally remained tight. During the second quarter of 2006, yield curves experienced an upward shift and steepened slightly, and the Fed raised short-term interest rates by a further 50 basis points. In addition, the second quarter of 2006 saw increased volatility and wider credit spreads in certain asset classes. Total global debt origination rose 14% and 16% in the 2006 three and six month periods, respectively, compared with the corresponding 2005 periods, on higher levels of investment-grade and high yield volumes.

Mergers and acquisitions Strategic buyers and financial sponsors remained very active in the M&A market. Announced M&A volumes rose 60% and 43% in the 2006 three and six month periods, respectively, compared with the corresponding 2005 periods, while completed M&A volumes rose 49% and 58% for the same respective periods.

Economic Outlook

The financial services industry is significantly influenced by worldwide economic conditions in both banking and capital markets. We expect global GDP growth of 3.5% for 2006, a level that continues to provide a favorable underpinning for this industry. We expect the Fed to continue raising interest rates to 5.75% in 2006 in response to inflationary concerns, but believe we are near the end of the tightening cycle in the U.S. We expect that corporate profitability will remain resilient in 2006, and we are looking for corporate earnings to increase approximately 8% in the U.S., 9% in Europe and 14% in Japan. We also continue to believe that the pace of growth in the capital markets will exceed the growth of the overall economy.

Equity markets At the end of the second quarter of 2006, the equity markets were impacted negatively mainly by concerns about inflation and resulting hikes in interest rates. We expect the equity markets to recover and end the year higher as corporate profitability remains strong. The equity offering calendar is also expected to remain strong through 2006, as reasonably strong corporate profitability will help to maintain confidence in the marketplace.

Fixed income markets Fixed income origination is expected to remain reasonably strong, which should have a positive impact on secondary market flows. We expect both fixed-income-related products and the fixed income investor base to continue to grow with a continuing global trend of more companies’ debt financing requirements being sourced from the debt capital markets.

Fixed income activity is driven in part by the absolute level of interest rates, but also is highly correlated with the degree of volatility, the shape of the yield curve and credit quality, which in the aggregate impact the overall business environment. The fixed income investor base has changed dramatically from long-only investors of a few years ago to a rapidly growing hedge fund base and an expanding international investor base. Investors now employ far more developed risk mitigation tools to manage their portfolios. In addition, the size and diversity of the global fixed income marketplace has become significantly larger and broader over the last several years. We expect approximately $8.7 trillion of global fixed income origination in calendar 2006, more than double the $4.3 trillion issued in calendar 2000.

Mergers and acquisitions During the first six months of 2006, M&A activity remained strong, and the global pipeline remains robust providing a favorable underpinning for the remainder of 2006. Companies are still looking to grow, and strategic M&A is a viable option to achieve this objective, particularly for companies with liquid and strong balance sheets and stronger stock valuations. In addition to the activity from strategic buyers, financial sponsor-led M&A also has been an important factor driving the increase in activity.

Asset management and high net worth Capital markets continued to be strong in 2006, and growing economies lead to wealth creation. We aspire to be a provider of choice among the high-net-worth client base, given our growing product breadth and strong performance. Our outlook for asset management and services to high-net-worth individuals is positive, given favorable demographics, higher savings rates globally and intergenerational wealth transfer. The high-net-worth client increasingly seeks multiple providers and greater asset diversification along with a high service component. We believe the significant expansion of our asset management business and the strong investment-return performance of our asset managers, coupled with our cross-selling initiatives, position us well for continued growth throughout 2006.

Consolidated Results of Operations

Overview

We achieved near record net revenues of $4.4 billion in the 2006 second quarter, trailing our previous record of $4.5 billion in the first quarter of 2006 by 1%. Our 2006 second quarter net revenues increased 35% from the $3.3 billion in the 2005 second quarter. For the 2006 second quarter, net income totaled $1.0 billion or $1.69 per diluted common share, representing an increase of 47% and 50%, respectively, from net income of $683 million, or $1.13 per diluted common share in the 2005 second quarter. For the first six months of 2006 we reported record net revenues, net income and diluted earnings per share driven by record net revenues in each of our three business segments and in each of our three geographic regions. For the 2006 six months, net income totaled $2.1 billion or $3.52 per diluted common share, up 34% and 36%, respectively, from net income of $1.6 billion or $2.58 per diluted common share in the comparable 2005 period. The 2006 six months results included an after-tax gain of $47 million, or $0.08 per diluted common share, as a cumulative effect of an accounting change associated with our adoption of SFAS 123(R) on December 1, 2005.

Annualized return on average common stockholders’ equity was 23.7% and 25.2% in the 2006 three and six months, respectively, compared with 18.2% and 21.3% in the corresponding 2005 periods. Annualized return on average tangible common stockholders’ equity was 29.5% and 31.5% in the 2006 three and six months, respectively, compared with 23.5% and 27.7% in the corresponding 2005 periods.

Net Revenues

	Three Months			Six Months
	Ended May 31,		Percent	Ended May 31,		Percent
In millions	2006	2005	Change	2006	2005	Change
Principal transactions	$2,506	$1,644	52%	$4,979	$3,839	30%
Investment banking	741	579	28	1,576	1,262	25
Commissions	587	421	39	1,059	832	27
Interest and dividends	7,327	4,454	65	13,519	8,338	62
Asset management and other	354	237	49	689	455	51
Total revenues	11,515	7,335	57	21,822	14,726	48
Interest expense	7,104	4,057	75	12,950	7,638	70
Net revenues	$4,411	$3,278	35%	$8,872	$7,088	25%

Principal transactions, commissions and net interest revenue	$3,316	$2,462	35%	$6,607	$5,371	23%
Net interest revenue	$223	$397	(44)%	$569	$700	(19)%

Net revenues grew 35% and 25% in the 2006 three and six months, respectively, compared with the corresponding 2005 periods. Net revenues for the second quarter of 2006 reflect record quarterly net revenues from our Capital Markets and Investment Management business segments. Capital Markets business segment net revenue rose 38% and 25% in the 2006 three and six months, respectively, compared with the corresponding 2005 periods, reflecting record Fixed Income Capital Markets net revenues in both 2006 periods and a strong contribution from Equities Capital Markets. Revenues from Equities Capital Markets products increased 85% and 66% in the 2006 three and six months, respectively, compared with the corresponding 2005 periods, and were driven by higher trading volumes in the cash businesses and improved results in the global derivatives and prime brokerage businesses. Investment Banking business segment net revenue rose 28% and 25% in the 2006 three and six months, respectively, compared with the corresponding 2005 periods, propelled by strong Advisory Services and Global Finance-Equity underwriting revenues. Investment Management business segment net revenue rose 25% and 29% in the 2006 three and six months, respectively, compared with the corresponding 2005 periods, reflecting record results in both 2006 periods, as Asset Management continued to achieve strong results on record assets under management and Private Investment Management achieved record results. See “Business Segments” in this MD&A for a detailed discussion of net revenues by business segment.

Principal Transactions, Commissions and Net Interest Revenues

In both the Capital Markets and Investment Management business segments, we evaluate net revenue performance based on the aggregate of Principal transactions, Commissions and Interest and dividends revenue net of Interest expense (“Net interest revenue”). These revenue categories include realized and unrealized gains and losses, commissions associated with client transactions and the interest and dividend revenue or interest expense associated with financing or hedging positions. Caution should be used when analyzing these revenue categories individually because they may not be indicative of the overall performance of the Capital Markets and Investment Management business segments. Principal transactions, Commissions and Net interest revenue in the aggregate rose 35% and 23% in the 2006 three and six months, respectively, compared with the corresponding 2005 periods, driven by record Capital Markets product revenues.

Principal transactions revenue increased 52% and 30% in the 2006 three and six months, respectively, compared with the corresponding 2005 periods, driven by significant improvements across both fixed income and equity Capital Markets products, including a higher contribution from non-U.S. regions.

Commission revenues rose 39% and 27% in the 2006 three and six months, respectively, compared with the corresponding 2005 periods. The 2006 improvement reflects growth in institutional and retail commissions attributable to higher U.S. and European trading volumes.

Interest and dividends revenue and Interest expense are a function of the level and mix of total assets and liabilities (primarily financial instruments owned and sold but not yet purchased, and collateralized borrowing and lending activities), the prevailing level of interest rates and the term structure of our financings. Interest and dividends revenue and Interest expense are integral components of our evaluation of our overall Capital Markets activities. Net interest revenue in the 2006 three and six months declined 44% and 19%, respectively, compared with the corresponding 2005 periods, principally attributable to a change in the mix of asset composition. Interest and dividends revenue rose 65% and 62% in the 2006 three and six months, respectively, compared with the corresponding 2005 periods, and interest expense rose 75% and 70% in the 2006 three and six months, respectively, compared with the corresponding 2005 periods, attributable to higher short-term interest rates coupled with higher levels of interest- and dividend-earning assets and interest-bearing liabilities.

Investment Banking

Investment banking revenues result from fees received for underwriting public and private offerings of fixed income and equity securities, fees and other revenues associated with advising clients on M&A activities, as well as other corporate financing activities. Investment banking revenues rose 28% and 25% in the 2006 three and six months, respectively, compared with the corresponding 2005 periods. The 2006 improvements were driven by strong Advisory Services and Global Finance—Equity revenues, partially offset in the 2006 three month period by a decline in Global Finance—Debt revenues. See “Business Segments—Investment Banking” in this MD&A for a discussion and analysis of our Investment Banking business segment.

Asset Management and Other

Asset management and other revenues primarily result from advisory activities in the Investment Management business segment. Asset management and other revenues rose 49% and 51% in the 2006 three and six months, respectively, compared with the corresponding 2005 periods. The growth in net revenues in the 2006 three and six months reflects higher asset management fees attributable to the growth in assets under management, coupled with higher private equity management and incentive fees.

Non-Interest Expenses

The following table presents non-interest expenses as reported in our Consolidated Statement of Income:

	Three Months			Six Months
	Ended May 31,		Percent	Ended May 31,		Percent
In millions	2006	2005	Change	2006	2005	Change
Compensation and benefits	$2,175	$1,623	34%	$4,374	$3,509	25%
Non-personnel expenses:
Technology and communications	238	195	22	466	395	18
Brokerage, clearance and distribution fees	158	140	13	299	270	11
Occupancy	139	123	13	280	242	16
Professional fees	83	69	20	155	131	18
Business development	74	61	21	134	114	18
Other	46	54	(15)	115	108	6
Total non-personnel expenses	738	642	15	1,449	1,260	15
Total non-interest expenses	$2,913	$2,265	29%	$5,823	$4,769	22%
Compensation and benefits/Net revenues	49.3%	49.5%		49.3%	49.5%
Non-personnel expenses/Net revenues	16.7%	19.6%		16.3%	17.8%

Non-interest expenses rose 29% and 22% in the 2006 three and six months, respectively, compared with the corresponding 2005 periods. Significant portions of certain expense categories are variable, including compensation and benefits, brokerage, clearance and distribution fees, and business development. We expect these variable expenses as a percentage of net revenues to remain in approximately the same proportions for the remainder of 2006. We continue to maintain a strict discipline in managing expenses.

Compensation and benefits Compensation and benefits rose 34% and 25% in the 2006 three and six months, respectively, compared with the corresponding 2005 periods, commensurate with the 35% and 25% increases in net revenues in these respective periods. Compensation and benefits expense as a percentage of net revenues was 49.3% for both the 2006 three and six months, a decrease from the 49.5% in each of the comparable 2005 periods, but consistent with the full year 2005 percentage. Employees totaled approximately 23,387 at May 31, 2006, up 2% from 22,919 at November 30, 2005, and up 13% from 20,717 at May 31, 2005. Compensation and benefits expense includes both fixed and variable components. Fixed compensation, consisting primarily of salaries, benefits and amortization of previous years’ deferred equity awards, totaled $912 million and $2.0 billion in the 2006 three and six months, respectively, up 17% and 19% compared with the corresponding 2005 periods. The growth of fixed compensation was due primarily to the increase in headcount during 2005. Variable compensation, consisting primarily of incentive compensation, commissions and severance, totaled $1.3 billion and $2.4 billion in the 2006 three and six months, respectively up 50% and 29%, compared with the corresponding 2005 periods as higher net revenues resulted in higher incentive compensation. Amortization of deferred stock compensation awards issued totaled $251 million and $500 million in the 2006 three and six months, respectively, compared with $194 million and $362 million in the corresponding 2005 periods.

Non-personnel expenses Non-personnel expenses totaled $738 million and $1.4 billion in the 2006 three and six months, respectively, up 15% versus both comparable 2005 periods. Non-personnel expenses as a percentage of net revenues decreased to 16.7% and 16.3% in the 2006 three and six months from 19.6% and 17.8% in the comparable 2005 periods. The increase in non-personnel expenses in the 2006 three and six months is primarily attributable to increased technology and communications, occupancy, and brokerage, clearance and distribution fees as well as other costs associated with higher levels of business activity.

Technology and communications expenses rose 22% and 18% in the 2006 three and six months, respectively, compared with the corresponding 2005 periods, reflecting increased costs associated with the continued expansion and development of our Capital Markets platforms and infrastructure. Occupancy expenses increased 13% and 16% in the 2006 three and six months, respectively, compared with the corresponding 2005 periods due in part to increased space requirements from the increased number of employees. Brokerage, clearance and distribution fees rose 13% and 11% in the 2006 three and six months, respectively, compared with the corresponding 2005 periods, due primarily to higher transaction volumes in certain Capital Markets and Investment Management products. Professional fees and business development expenses increased in the 2006 three and six months, respectively, compared with the corresponding 2005 periods due primarily to the higher levels of business activity.

Income Taxes

The provisions for income taxes totaled $496 million and $1.0 billion in the 2006 three and six months, respectively, up from $330 million and $761 million in the corresponding 2005 periods. The effective tax rate in both of the 2006 three and six months was 33.1%, compared to 32.6% and 32.8% in the corresponding 2005 periods, respectively. The higher effective tax rates in 2006 reflect the higher levels of pretax earnings compared with 2005, which reduced the benefits of permanent differences, partially offset by the effects of a more favorable geographic earnings mix.

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

The following table summarizes the net revenues of our business segments:

Business Segments

	Three Months			Six Months
	Ended May 31,		Percent	Ended May 31,		Percent
In millions	2006	2005	Change	2006	2005	Change
Net revenues:
Investment Banking	$741	$579	28%	$1,576	$1,262	25%
Capital Markets	3,078	2,227	38	6,124	4,917	25
Investment Management	592	472	25	1,172	909	29
Total net revenues	4,411	3,278	35	8,872	7,088	25
Compensation and benefits	2,175	1,623	34	4,374	3,509	25
Non-personnel expenses	738	642	15	1,449	1,260	15
Income before taxes and cumulative effect of accounting change	$1,498	$1,013	48%	$3,049	$2,319	31%

Investment Banking Business Segment

	Three Months			Six Months
	Ended May 31,		Percent	Ended May 31,		Percent
In millions	2006	2005	Change	2006	2005	Change
Investment banking revenues	$741	$579	28%	$1,576	$1,262	25%
Non-interest expenses	577	428	35	1,182	897	32
Income before taxes	$164	$151	9%	$394	$365	8%

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

Investment Banking Revenues(1)

	Three Months			Six Months
	Ended May 31,		Percent	Ended May 31,		Percent
In millions	2006	2005	Change	2006	2005	Change
Global Finance—Debt	$289	$310	(7)%	$699	$636	10%
Global Finance—Equity	208	172	21	407	360	13
Advisory Services	244	97	152	470	266	77
	$741	$579	28%	$1,576	$1,262	25%

Investment Banking revenues rose 28% and 25% in the 2006 three and six months, respectively, compared with the corresponding 2005 periods. Investment banking revenues for the second quarter of 2006 reflect strong Advisory Services and Global Finance—Equity revenues partially offset by lower Global Finance—Debt revenues. For the 2006 six months, Investment Banking revenues were a record $1.6 billion, up 25% from 2005.

Global Finance—Debt revenues of $289 million in the 2006 three months declined 7% compared with the 2005 three months, while Global Finance—Debt revenues of $699 million in the 2006 six months increased 10% from the corresponding period in 2005. Global debt underwriting market volumes increased 14% and 16% in the 2006 three and six months, respectively, from the corresponding 2005 periods. The decline in the 2006 three months revenues was due to lower Investment Banking client derivative solution activity, as well a higher proportion of floating rate underwriting activities in 2006 which attract lower fees relative to fixed rate products. The increase in Global Finance—Debt revenues in the 2006 six months is principally due to the increase in market volumes. Our global market share for publicly-reported global debt origination for the five months of calendar 2006 was 6.7%, a level consistent with calendar year 2005. Our debt origination fee backlog at May 31, 2006 was a record $286 million. Debt origination backlog may not be indicative of the level of future business due to the frequent use of the shelf registration process.

Global Finance—Equity revenues grew 21% and 13% in the 2006 three and six months, respectively, compared with the 2005 periods. Our publicly reported equity underwriting volumes rose 61% and 59% in the 2006 three and six months compared with the corresponding 2005 periods, with particular strength in convertibles and IPOs. Our global market share for publicly-reported equity underwriting transactions for the five months of calendar 2006 was 3.3%, down from 4.8% for calendar year 2005. Our equity-related fee backlog (for both filed and unfiled transactions) at May 31, 2006 was approximately $369 million.

Advisory Services revenues for the 2006 second quarter were the second highest quarterly results ever. Advisory Services revenues increased 152% and 77% in the 2006 three and six months, respectively, compared with the corresponding 2005 periods. Our completed transaction volume increases of 56% and 87% for the 2006 three and six months compared with 2005, respectively, outpaced the global market volume increases for completed transactions of 49% and 58%, respectively, over these same periods. Our global market share for publicly reported completed transactions for the five months of calendar 2006 was 14.3%, up from 13.8% for calendar year 2005. M&A volumes benefited from increased financial sponsor and strategic acquisition activity. Our M&A fee backlog at May 31, 2006 was approximately $278 million.

Non-interest expenses rose 35% and 32% in the 2006 three and six months, respectively, compared with 2005, attributable to an increase in compensation and benefits expense related to improved performance, and higher non-personnel expenses related to increased business activity.

Income before taxes increased 9% and 8% in the 2006 three and six months, respectively, compared with the corresponding 2005 periods.

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

Capital Markets

	Three Months			Six Months
	Ended May 31,		Percent	Ended May 31,		Percent
In millions	2006	2005	Change	2006	2005	Change
Principal transactions	$2,388	$1,535	56%	$4,739	$3,631	31%
Commissions	433	291	49	755	571	32
Interest and dividends	7,321	4,437	65	13,511	8,304	63
Other	28	5	460	49	17	188
Total revenues	10,170	6,268	62	19,054	12,523	52
Interest expense	7,092	4,041	76	12,930	7,606	70
Net revenues	3,078	2,227	38	6,124	4,917	25
Non-interest expenses	1,865	1,474	27	3,709	3,150	18
Income before taxes	$1,213	$753	61%	$2,415	$1,767	37%

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

Capital Markets Net Revenues

	Three Months			Six Months
	Ended May 31,		Percent	Ended May 31,		Percent
In millions	2006	2005	Change	2006	2005	Change
Fixed Income	$2,200	$1,753	25%	$4,302	$3,821	13%
Equities	878	474	85	1,822	1,096	66
	$3,078	$2,227	38%	$6,124	$4,917	25%

Capital Markets net revenues were a record in both the 2006 three and six months, increasing 38% and 25%, respectively, compared with the corresponding 2005 periods. Revenues in 2006 were driven by record revenues from Fixed Income, strong revenues from Equities, and higher contributions from the non-U.S. regions.

Fixed Income net revenues rose to record levels in both the 2006 three and six months, increasing 25% and 13%, respectively, compared with the corresponding 2005 periods. Fixed income net revenues in the second quarter of 2006 reflect broad-based strength across fixed income products, including credit, real estate, interest rate products and municipals, as well as a higher contribution from non-U.S. regions. Credit products benefited in both the 2006 three and six months from tightening credit spreads and increased customer flow activities. Real Estate continued to remain at robust levels in both 2006 periods, as global demand for this asset class remained high. Interest rate products increased in 2006 over both comparable periods in 2005, as periods of higher volatility and yield curve slope changes contributed to strong results and increased client activity. Municipals performed strongly in both the 2006 three and six months as municipals outperformed treasuries and customer flow activities remained solid. Net revenues in our residential mortgage businesses decreased in both the 2006 three and six months from the comparable 2005 periods, on lower origination volumes and a compression of U.S. securitization margins. Net revenues from our residential mortgage businesses in the second quarter of 2006, while down from 2005 levels, increased from levels in the first quarter of 2006 on improved securitization margins and an expansion of our European securitization activities. Global residential mortgage origination volumes decreased to approximately $31 billion in 2006 from $41 billion in 2005 due to the negative effects of rising interest rates and a softening U.S.

housing market. These weaker U.S. mortgage results were partially offset by increased origination and securitization activity in our European mortgage businesses as well as continued strength in global securitization volumes. We securitized approximately $67 billion and $56 billion of residential mortgage loans in the six months of 2006 and six months of 2005, respectively.

Equities revenues rose 85% and 66% in the 2006 three and six months, respectively, compared with the corresponding 2005 periods, driven by higher trading volumes in the cash businesses, improved results in the global derivatives and prime brokerage businesses, as well as a gain on the conversion of our NYSE seats. Net revenues for cash products were a record in the second quarter of 2006, reflecting higher trading volumes and favorable market opportunities. Equity derivatives experienced significant improvement in both the 2006 three and six months on improved results in each of our three geographic regions. The prime broker and financing businesses continued to grow, both in terms of the number of clients and balances.

Interest and dividends revenue and Interest expense are a function of the level and mix of total assets and liabilities (primarily financial instruments owned and sold but not yet purchased, and collateralized borrowing and lending activities), the prevailing level of interest rates and the term structure of our financings. Interest and dividends revenue and Interest expense are integral components of our evaluation of our overall Capital Markets activities. Net interest revenue in the 2006 three and six months declined 42% and 17%, respectively, compared with the corresponding 2005 periods, principally attributable to a change in the mix of asset composition. Interest and dividends revenue rose 65% and 63% in the 2006 three and six months, respectively, compared with the corresponding 2005 periods, and interest expense rose 76% and 70% in the 2006 three and six months, respectively, compared with the corresponding 2005 periods, attributable to higher short-term financing rates coupled with higher levels of interest- and dividend-earning assets and interest-bearing liabilities.

Non-interest expenses increased 27% and 18% in the 2006 three and six months, respectively, compared with the corresponding 2005 periods. The growth in non-interest expenses reflects higher compensation and benefits expense related to improved revenue performance coupled with higher non-personnel expenses. Non-personnel expenses grew primarily due to increased technology and communications expenses, attributable to the continued investments in our trading platforms, and higher brokerage and clearance costs and professional fees resulting from increased business activity. Occupancy expenses increased primarily due to growth in the number of employees from prior year levels.

Income before taxes increased 61% and 37% in the 2006 three and six months, respectively, compared with the corresponding 2005 periods.

Investment Management

	Three Months			Six Months
	Ended May 31,		Percent	Ended May 31,		Percent
In millions	2006	2005	Change	2006	2005	Change
Principal transactions	$118	$109	8%	$240	$208	15%
Commissions	154	130	18	304	261	16
Interest and dividends	6	17	(65)	8	34	(76)
Asset management and other	326	232	41	640	438	46
Total revenues	604	488	24	1,192	941	27
Interest expense	12	16	(25)	20	32	(38)
Net revenues	592	472	25	1,172	909	29
Non-interest expenses	471	363	30	932	722	29
Income before taxes	$121	$109	11%	$240	$187	28%

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

Investment Management Net Revenues

	Three Months			Six Months
	Ended May 31,		Percent	Ended May 31,		Percent
In millions	2006	2005	Change	2006	2005	Change
Asset Management	$347	$255	36%	$715	$489	46%
Private Investment Management	245	217	13	457	420	9
	$592	$472	25%	$1,172	$909	29%

Changes in Assets Under Management

	Three Months			Six Months
	Ended May 31,		Percent	Ended May 31,		Percent
In billions	2006	2005	Change	2006	2005	Change
Opening balance	$188	$148	27%	$175	$137	28%
Net additions	9	3	200	18	10	80
Net market appreciation (depreciation)	1	—	n/m	5	4	25
Total increase	10	3	233	23	14	64
Ending balance	$198	$151	31%	$198	$151	31%

Composition of Assets Under Management

				Percent Change
	May 31,	November 30,	May 31,	May 2006
In billions	2006	2005	2005	November 2005	May 2005
Equity	$86	$75	$62	15%	39%
Fixed income	56	55	54	2	4
Money markets	38	29	21	31	81
Alternative investments	18	16	14	13	29
	$198	$175	$151	13%	31%

Net revenues were a record in both the 2006 three and six months increasing 25% and 29%, respectively, compared with the corresponding 2005 periods, as Asset Management continued to achieve strong results and Private Investment Management achieved record results.

Asset Management net revenues increased 36% and 46% in the 2006 three and six months, respectively, compared with the corresponding 2005 periods, attributable to a combination of higher levels of assets under management, including a shift in asset mix into higher-margin equity based products, as well as increased incentive fees on our private equity funds and alternative investments. Asset inflows have been strong across all investment categories.

Assets under management rose to a record $198 billion at May 31, 2006, up from $175 billion at November 30, 2005, reflecting net inflows of $18 billion plus net market appreciation of $5 billion. Assets under management at May 31, 2006 increased $47 billion or 31% compared with May 31, 2005, composed of net inflows of $36 billion plus net market appreciation of $11 billion.

Private Investment Management net revenues rose 13% and 9% to record levels in both the 2006 three and six months, respectively, compared with the corresponding 2005 periods, reflecting an increase in equity activity as investors repositioned into equity products amid generally rising equity markets.

Non-interest expenses increased 30% and 29% in the 2006 three and six months, respectively, compared with the corresponding 2005 periods primarily due to higher compensation and benefits expense as we continue to build out the business.

Income before taxes increased 11% and 28% in the 2006 three and six months, respectively, compared with the corresponding 2005 periods.

Geographic Revenues

Net Revenues by Geographic Region

	Three Months			Six Months
	Ended May 31,		Percent	Ended May 31,		Percent
In millions	2006	2005	Change	2006	2005	Change
Europe	$1,088	$861	26%	$2,209	$1,832	21%
Asia Pacific and other	515	437	18	1,121	799	40
Total Non-U.S.	1,603	1,298	23	3,330	2,631	27
U.S.	2,808	1,980	42	5,542	4,457	24
Net Revenues	$4,411	$3,278	35%	$8,872	$7,088	25%

Non-U.S. net revenues rose 23% and 27% in the 2006 three and six months, respectively, compared with the corresponding 2005 periods. The 2006 second quarter non-U.S. net revenues are the second highest ever reported, trailing only the 2006 first quarter by 7%. Non-U.S. revenues represented 36% and 38% of total net revenues in the 2006 three and six months, respectively, compared with 40% and 37% in the corresponding 2005 periods. The improved net revenues in 2006 compared with 2005 were attributed to continued strength in the Capital Markets business segment, reflecting strong results for both the European and Asia Pacific regions.

Net revenues in Europe rose 26% and 21% in the 2006 three and six months, respectively, compared with the corresponding 2005 periods, reflecting the second highest revenue quarter ever reported. Fixed Income Capital Markets net revenues improved in both the 2006 three and six months, mainly due to strong performances in mortgages and real estate. Equities Capital Markets net revenues also improved in both the 2006 three and six months, reflecting growth in our customer franchise, increased deal volume, and higher volatility in these markets over the periods.

Net revenues in Asia Pacific and other rose 18% and 40% in the 2006 three and six months, respectively, compared with the corresponding 2005 periods, driven by strong results in interest rate products in Fixed Income Capital Markets and derivatives in Equities Capital Markets.

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

•                  The repayment of all unsecured debt maturing in the next twelve months ($13.4 billion at May 31, 2006).

•                  The funding of commitments to extend credit made by Holdings and its unregulated subsidiaries based on a probabilistic analysis of these drawdowns. The funding of commitments to extend credit made by our regulated subsidiaries is covered by the liquidity pools maintained by these subsidiaries. (See “Summary of Contractual Obligations and Commitments—Lending-Related Commitments” in this MD&A and Note 6 to the Consolidated Financial Statements.)

•                  The impact of adverse changes on secured funding – either in the form of wider “haircuts” (the difference between the market and pledge value of assets) or in the form of reduced borrowing availability.

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

At May 31, 2006, the estimated pledge value of the liquidity pool available to Holdings was $22.2 billion, which is in excess of the items discussed above. Additionally, our regulated subsidiaries, such as our broker-dealers and bank institutions maintain their own liquidity pools to cover their stand-alone one year expected cash funding needs in a stressed liquidity environment. The estimated pledge value of the liquidity pools held by our regulated subsidiaries totaled an additional $41.0 billion at May 31, 2006.

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

•                  Ratings downgrade - Cash capital is utilized to cover the liquidity impact of a one notch downgrade on Holdings. A ratings downgrade would increase the amount of collateral to be posted against our derivative contracts and other secured funding arrangements. See “Credit Ratings” below.

(1)          Cash capital consists of stockholders’ equity, core deposit liabilities at our bank subsidiaries, the drawn portion of Holdings’ committed credit facilities with greater than one-year remaining life and liabilities with remaining terms of over one year.

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

Our policy is to operate with an excess of long-term funding sources over our long-term funding requirements. We seek to maintain a cash capital surplus at Holdings of at least $2 billion. As of May 31, 2006 and November 30, 2005, our cash capital surplus at Holdings totaled $7.4 and $6.2 billion, respectively. Additionally, cash capital surpluses in regulated entities at May 31, 2006 and November 30, 2005 amounted to $10.2 billion and $8.1 billion, respectively.

Diversification of funding sources. We seek to diversify our funding sources. We issue long-term debt in multiple currencies and across a wide range of maturities to tap many investor bases, thereby reducing our reliance on any one source.

•                  During 2006, we issued $26.9 billion of long-term borrowings, which increased to $81.4 billion at May 31, 2006 from $62.3 billion at November 30, 2005 due to growth in our assets and the pre-funding of 2006 maturities. The weighted-average maturities of long-term borrowings were 5.6 years and 5.9 years at May 31, 2006 and November 30, 2005, respectively.

•                  We diversify our issuances geographically to minimize refinancing risk and broaden our debt-holder base. As of May 31, 2006, 46% of our long-term debt was issued outside the United States.

•                  We typically issue in a single maturity in sufficient size to create a liquid benchmark issuance (i.e., sufficient size to be included in the Lehman Bond Index, a widely used index for fixed income asset managers).

•                  In order to minimize refinancing risk, we set limits for the amount of long-term borrowings maturing over any three, six and twelve month horizon at 10%, 15% and 25% of outstanding long-term borrowings, respectively—that is, $8.1 billion, $12.2 billion and $20.4 billion, respectively, at May 31, 2006. If we were to operate with debt above these levels, we would not include the additional amount as a source of cash capital.

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

The quarterly long-term borrowings maturity schedule over the next five years at May 31, 2006 is as follows:

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

•                  Bank facilities provide us with further diversification and flexibility. For example, we draw on our committed syndicated credit facilities described above on a regular basis (typically 25% to 30% of the time on a weighted- average basis) to provide us with additional sources of long-term funding on an as-needed basis. We have the ability to prepay and redraw any number of times and to retain the proceeds for any term up to the maturity date of the facility. As a result, we see these facilities as having the same liquidity value as long-term borrowings with the same maturity dates, and we include these borrowings in our reported long-term borrowings at the facility’s stated final maturity date to the extent that they are outstanding as of the reporting date.

•                  As of May 31, 2006, Holdings’ credit agreement was fully drawn, with a stated maturity of February 22, 2009. There were no borrowings outstanding under LBBAG’s credit facility. Subsequent to quarter-end, Holdings’ draw was repaid in full on June 5, 2006. This drawdown is included in the above table at its contractual maturity date during the first quarter of 2009.

•                  We own three bank entities: Lehman Brothers Bank, a U.S.-based thrift institution, Lehman Brothers Commercial Bank, a U.S.-based industrial bank, and Lehman Brothers Bankhaus, a German bank. These regulated bank entities operate in a deposit-protected environment and are able to source low-cost unsecured funds that are primarily term deposits. These are generally insulated from a Company-specific or market liquidity event, thereby providing a reliable funding source for our mortgage products and selected loan assets and increasing our funding diversification. Overall, these bank institutions have raised $19.8 billion and $14.8 billion of customer deposit liabilities as of May 31, 2006 and November 30, 2005, respectively.

Legal Entity Structure. Our legal entity structure can constrain liquidity available to Holdings. Some of our legal entities, particularly our regulated broker-dealers and bank institutions, are restricted in the amount of funds that they can distribute or lend to Holdings.

•                  As of May 31, 2006, Holdings’ Total Equity Capital (defined as total stockholders’ equity of $18.0 billion plus $2.7 billion of junior subordinated notes) amounted to $20.7 billion. We believe Total Equity Capital to be a more meaningful measure of our equity than stockholders’ equity because junior subordinated notes are deeply subordinated and have maturities of at least 30 years at issuance. Leading rating agencies view these securities as equity capital for purposes of calculating net leverage. We aim to maintain a primary equity double leverage ratio (the ratio of equity investments in Holdings’ subsidiaries to its Total Equity Capital) of 1.0x or below. Our primary equity double leverage ratio was 0.90x as of May 31, 2006 and 0.85x as of November 30, 2005.

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

Cash Flows

Cash and cash equivalents decreased $443 million at May 31, 2006 compared with November 30, 2005, as net cash used in operating activities of $18.1 billion—attributable primarily to growth in financial instruments and other inventory positions owned—coupled with net cash used in investing activities of $339 million exceeded net cash provided by financing activities of $18.0 billion. Cash and cash equivalents declined $738 million at May 31, 2005 compared with November 30, 2004, as net cash used in operating activities of $4.2 billion—attributable primarily to growth in financial instruments and other inventory positions owned—coupled with net cash used in investing activities of $198 million exceeded net cash provided by financing activities of $3.7 billion.

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

Our total assets at May 31, 2006 increased by 11% to $456 billion, from $410 billion at November 30, 2005, primarily due to an increase in secured financing transactions and net assets. Net assets at May 31, 2006 increased $29 billion primarily due to increases in government and agencies, mortgages, mortgage-backed and real estate inventory positions, and corporates. We believe net assets is a more useful measure than total assets when comparing companies in the securities industry because it excludes certain assets considered to have a low risk profile (including Cash and securities segregated and on deposit for regulatory and other purposes, Securities received as collateral, Securities purchased under agreements to resell and Securities borrowed) and Identifiable intangible assets and goodwill. This definition of net assets is used by many of our creditors and a leading rating agency to evaluate companies in the securities industry. Under this definition, net assets were $241 billion and $211 billion at May 31, 2006 and November 30, 2005, respectively, as follows:

Net Assets

	May 31,	November 30,
In millions	2006	2005
Total assets	$456,202	$410,063
Cash and securities segregated and on deposit for regulatory and other purposes	(6,810)	(5,744)
Securities received as collateral	(5,382)	(4,975)
Securities purchased under agreements to resell	(100,901)	(106,209)
Securities borrowed	(99,093)	(78,455)
Identifiable intangible assets and goodwill	(3,297)	(3,256)
Net assets	$240,719	$211,424

Our net assets consist of inventory necessary to facilitate client flow activities and, to a lesser degree, proprietary activities. As such, our mix of net assets is subject to change. In addition, due to the nature of our client flow activities and based on our business outlook, the overall size of our balance sheet will fluctuate from time to time and, at specific points in time, may be higher than the year-end or quarter-end amounts. Our total assets at quarter-ends were, on average, approximately 5% lower than amounts based on a monthly average over both the four and eight quarters ended May 31, 2006. Our net assets at quarter-ends were, on average, approximately 6% lower than amounts based on a monthly average over both the four and eight quarters ended May 31, 2006.

Leverage Ratios. Balance sheet leverage ratios are one measure used to evaluate the capital adequacy of a company. The gross leverage ratio is calculated as total assets divided by total stockholders’ equity. Our gross leverage ratios were 25.4x and 24.4x at May 31, 2006 and November 30, 2005, respectively. However, we believe net leverage based on net assets as defined above (which excludes certain assets considered to have a low risk profile and Identifiable intangible assets and goodwill) divided by tangible equity capital (Total stockholders’ equity plus Junior subordinated notes less Identifiable intangible assets and goodwill), to be a more meaningful measure of leverage in evaluating companies in the securities industry. Our net leverage ratio of 13.8x at May 31, 2006 increased from 13.6x at November 30, 2005. We believe tangible equity capital to be a more representative measure of our equity for purposes of calculating net leverage because Junior subordinated notes are deeply subordinated and have maturities of at least 30 years at issuance, and we do not view the amount of equity used to support Identifiable intangible assets and goodwill as available to support our remaining net assets. This definition of net leverage is used by many of our creditors and a leading rating agency. Tangible equity capital and net leverage are computed as follows at May 31, 2006 and November 30, 2005:

Tangible Equity Capital and Net Leverage

	May 31,	November 30,
In millions	2006	2005
Total stockholders’ equity	$17,982	$16,794
Junior subordinated notes(1)	2,717	2,026
Identifiable intangible assets and goodwill	(3,297)	(3,256)
Tangible equity capital	$17,402	$15,564
Gross leverage	25.4x	24.4x
Net leverage	13.8x	13.6x

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

We maintain a stock repurchase program to manage our equity capital. Our stock repurchase program is effected through regular open-market purchases, as well as through employee transactions where employees tender shares of common stock to pay for the exercise price of stock options, and the required tax withholding obligations upon option exercises and conversion of restricted stock units to freely-tradable common stock. During 2006, we repurchased approximately 22.6 million shares of our common stock through open-market purchases at an aggregate cost of approximately $1.6 billion, or $69.77 per share. In addition, we withheld approximately 4.7 million shares of common stock from employees at an equivalent cost of $326 million.

For 2006, our Board of Directors has authorized the repurchase, subject to market conditions, of up to 80 million shares of Holdings common stock for the management of our equity capital, including approximately 60 million shares estimated for offsetting the 2006 dilution due to equity-based award plans. Our Board also authorized the repurchase in 2006, subject to market conditions, of up to an additional 30 million shares, for the possible acceleration of repurchases to offset a portion of 2007 dilution due to equity-based award plans. This authorization supersedes the stock repurchase program authorized in January 2005.

Included below are the changes in our Tangible Equity Capital for the six months ended May 31, 2006 and the year ended November 30, 2005:

Tangible Equity Capital

	May 31,	November 30,
In millions	2006	2005
Beginning tangible equity capital	$15,564	$12,636
Net income	2,087	3,260
Dividends on common stock	(141)	(233)
Dividends on preferred stock	(32)	(69)
Common stock open-market repurchases	(1,577)	(2,994)
Common stock withheld from employees(1)	(326)	(1,163)
Equity-based award plans(2)	1,170	3,305
Net change in preferred stock	—	(250)
Net change in junior subordinated notes included in tangible equity(3)	691	1,026
Other, net	(34)	46
Ending tangible equity capital	$17,402	$15,564

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

(3)   Junior subordinated notes are deeply subordinated and have maturities of at least 30 years at issuance and are utilized in calculating equity capital by leading rating agencies.

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

At May 31, 2006, the short- and long-term senior borrowings ratings of Holdings and LBI were as follows:

Credit Ratings
	Holdings				LBI
	Short-		Long-		Short-		Long-
	term		term		term		term
Standard & Poor’s Ratings Services	A-1		A+		A-1+		AA-
Moody’s Investors Service	P-1		A1		P-1		Aa3
Fitch Ratings	F-1+		A+		F-1+		A+
Dominion Bond Rating Service Limited	R-1 (middle	)	A (high	)	R-1 (middle	)	AA (low	)

On June 8, 2006, Moody’s Investors Service revised its outlook on Holdings and its subsidiaries to positive from stable. The outlook change indicates that over the medium term, if current trends continue, Holdings’ issuer credit ratings could be raised.

On June 16, 2006, Fitch Ratings revised its rating outlook to positive from stable. The revised outlook suggests an upgrade of Holdings’ long-term ratings may occur if current trends continue.

At May 31, 2006, counterparties had the right to require us to post additional collateral pursuant to derivative contracts and other secured funding arrangements of approximately $1.2 billion. Additionally, at that date we would have been required to post additional collateral pursuant to such arrangements of approximately $0.2 billion in the event we were to experience a downgrade of our senior debt rating of one notch and $1.7 billion in the event we were to experience a downgrade of our senior debt rating of two notches.

Summary of Contractual Obligations and Commitments

In the normal course of business, we enter into various commitments and guarantees, including lending commitments to high grade and high yield borrowers, private equity investment commitments, liquidity commitments and other guarantees. In all instances, we carry these commitments and guarantees at fair value, with changes in fair value recognized in Principal transactions in the Consolidated Statement of Income.

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

Lending-related commitments at May 31, 2006 and November 30, 2005 were as follows:

						Total
	Amount of Commitment Expiration per Period					Contractual Amount
			2008-	2010-	2012 and	May	November
In millions	2006	2007	2009	2011	Later	31, 2006	30, 2005
High grade(1)	$984	$3,705	$3,441	$8,978	$476	$17,584	$14,039
High yield(2)	784	1,240	803	2,410	1,120	6,357	5,172
Mortgage commitments	9,827	323	594	354	482	11,580	9,417
Investment-grade contingent acquisition facilities	1,731	3,208	—	—	—	4,939	3,915
Non-investment-grade contingent acquisition facilities	5,730	1,630	—	—	—	7,360	4,738
Secured lending transactions, including forward starting resale and repurchase agreements	82,899	3,993	210	166	1,262	88,530	65,782

(1)   We view our net credit exposure for high grade commitments, after consideration of hedges, to be $6.5 billion and $5.4 billion at May 31, 2006 and November 30, 2005, respectively.

(2)   We view our net credit exposure for high yield commitments, after consideration of hedges, to be $5.3 billion and $4.4 billion at May 31, 2006 and November 30, 2005, respectively.

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

In the normal course of business, we enter into derivative transactions both in a trading capacity and as an end-user. We use derivative products in a trading capacity as a dealer to satisfy the financial needs of clients and to manage our own exposure to market and credit risks resulting from our trading activities (collectively, “Trading-Related Derivative Activities”). In this capacity, we transact extensively in derivatives including interest rate, credit (both single name and portfolio), foreign exchange and equity derivatives. Additionally, in 2005 we began trading in commodity derivatives. The use of derivative products in our trading businesses is combined with transactions in cash instruments to allow for the execution of various trading strategies. Derivatives are recorded at market or fair value in the Consolidated Statement of Financial Condition on a net-by-counterparty basis when a legal right of set-off exists and are netted across products when such provisions are stated in the master netting agreement. As an end-user, we use derivative products to adjust the interest rate nature of our funding sources from fixed to floating interest rates and to change the index on which floating interest rates are based (e.g., Prime to LIBOR).

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

Special Purpose Entities

In the normal course of business, we establish special purpose entities (“SPEs”), sell assets to SPEs, transact derivatives with SPEs, own securities or interests in SPEs and provide liquidity or other guarantees for SPEs. SPEs are corporations, trusts or partnerships that are established for a limited purpose. There are two types of SPEs—qualifying special purpose entities (“QSPEs”) and variable interest entities (“VIEs”). SPEs by their nature generally do not provide equity owners with significant voting powers because the SPE documents govern all material decisions. Our primary involvement with SPEs relates to securitization transactions through QSPEs, in which transferred assets are sold to an SPE that issues securities supported by the cash flows generated by the assets (i.e., securitized). A QSPE can generally be described as an entity whose permitted activities are limited to passively holding financial assets and distributing cash flows to investors based on pre-set terms. Under SFAS 140 we do not consolidate QSPEs. Rather, we recognize only the interests in the QSPEs we continue to hold, if any. We account for such interests at fair value.

We are a market leader in mortgage (both residential and commercial), municipal and other asset-backed securitizations that are principally transacted through QSPEs. See Note 3 to the Consolidated Financial Statements for additional information about our securitization activities.

In addition, we transact extensively with VIEs that do not meet the QSPE criteria because their permitted activities are not sufficiently limited or because the assets are not deemed qualifying financial instruments (e.g., real estate). Under FIN 46(R), we consolidate such VIEs if we are deemed to be the primary beneficiary of such entity. The primary beneficiary is the party that has either a majority of the expected losses or a majority of the expected residual returns of such entity, as defined. Examples of our involvement with VIEs include collateralized debt obligations, synthetic credit transactions, real estate investments through VIEs, and other structured financing transactions. See Note 3 to the Consolidated Financial Statements for additional information about our involvement with VIEs.

Other Commitments and Guarantees

Other commitments and guarantees at May 31, 2006 and November 30, 2005 were as follows:

						Notional/
	Amount of Commitment Expiration per Period					Maximum Amount
			2008-	2010-	2012 and	May	November
In millions	2006	2007	2009	2011	Later	31, 2006	30, 2005
Derivative contracts(1)	$95,610	$89,859	$107,363	$102,046	$196,129	$591,007	$539,461
Municipal-securities-related commitments	635	272	716	103	2,515	4,241	4,105
Other commitments with special purpose entities	3,407	207	614	454	2,545	7,227	6,321
Standby letters of credit	2,084	53	—	—	—	2,137	2,608
Private equity and other principal investment commitments	237	274	417	84	—	1,012	927

(1)   We believe the fair value of these derivative contracts is a more relevant measure of the obligations because we believe the notional amount overstates the expected payout. At May 31, 2006 and November 30, 2005, the fair value of these derivative contracts approximated $11.6 billion and $9.4 billion, respectively.

See Note 6 to the Consolidated Financial Statements for additional information about our other commitments and guarantees.

Other Off-Balance-Sheet Activities

In the ordinary course of business we enter into various other types of off-balance-sheet arrangements. See “Summary of Contractual Obligations and Commitments” in this MD&A for additional information about our lending-related commitments and guarantees and our contractual obligations.

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

Our Chief Risk Officer is a member of the Investment Banking Commitment, Investment, and Bridge Loan Approval Committees. Members of Credit and Market Risk Management participate in committee meetings, vetting and reviewing transactions. Decisions on approving transactions not only take into account the creditworthiness of the transaction on a stand-alone basis, but they also consider our aggregate obligor risk, portfolio concentrations, reputation risk and, importantly, the impact any particular transaction under consideration would have on our overall risk appetite. Exceptional transactions and/or situations are addressed and discussed with senior management including, when appropriate, the Executive Committee.

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

Value At Risk

Value-at-risk (VaR) measures the potential mark-to-market loss over a specified time horizon and is expressed at a given confidence level. We report an “empirical” VaR calculated based upon the distribution of actual trading revenue. We consider this empirical VaR based on net revenue volatility to be a comprehensive risk measurement tool because it incorporates virtually all of our trading activities and types of risk including market, credit and event risks. The table below presents VaR for each component of risk using historical daily net trading revenues. Under this method, we estimate a reporting daily VaR using actual daily net trading revenues over the previous 250 trading days. Such VaR is measured as the loss, relative to the median daily trading net revenue, at a 95% confidence level. This means there is a 1-in-20 chance that such loss on a particular day could exceed the reported VaR number.

Value at Risk—Net Revenue Volatility

	VaR at			Average VaR Three Months Ended
In millions	5/31/06	2/28/06	11/30/05	5/31/06	2/28/06	11/30/05
Interest rate and commodity risk	$23.5	$23.5	$24.5	$23.8	$23.9	$25.0
Equity price risk	18.2	16.5	14.0	16.4	15.2	12.9
Foreign exchange risk	3.2	2.6	2.5	2.7	2.5	2.5
Diversification benefit	(9.2)	(9.0)	(5.2)	(7.8)	(7.0)	(6.0)
	$35.7	$33.6	$35.8	$35.1	$34.6	$34.4

	VaR Three Months Ended
	May 31, 2006		February 28, 2006		November 30, 2005
In millions	High	Low	High	Low	High	Low
Interest rate and commodity risk	$25.1	$22.9	$24.5	$23.5	$26.2	$24.3
Equity price risk	18.2	15.5	16.5	14.1	14.2	11.8
Foreign exchange risk	3.2	2.5	2.6	2.4	2.6	2.5
Total	37.5	33.6	36.0	33.6	36.1	32.5

Average net revenue volatility VaR for the quarter ended May 31, 2006 of $35.1 million increased slightly from $34.6 million for the quarter ended February 28, 2006, attributable to higher equity price risk which was partially offset by a higher diversification benefit.

VaR based on net revenue volatility is just one tool we use in evaluating firmwide risk. Another risk measurement tool is a model-based approach, using end-of-day positions, and modeling market risk, counterparty credit risk and event risk. Using this model-based approach, our average firmwide risk in the 2006 second quarter increased compared with the average in the fourth quarter of 2005, due to an increase in event risk, primarily attributable to growth in our real estate investments. Using this approach, our average firmwide risk in the 2006 second quarter was comparable to the 2006 first quarter, as an increase in event risk was offset by a decrease in market risk.

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

Historical simulation VaR was $34.1 million at May 31, 2006, down from $43.9 million at February 28, 2006, primarily attributable to lower equity price risk and foreign exchange risk and a higher level of diversification benefit among interest rate products. Average historical simulation VaR was $36.9 million for the quarter ended May 31, 2006, down from $45.3 million for the quarter ended February 28, 2006, primarily reflecting lower interest rate risk and a higher diversification benefit.

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

Distribution of Daily Net Revenues

Substantially all of the Company’s inventory positions are marked-to-market daily with changes recorded in net revenues. The following chart sets forth the frequency distribution for daily net revenues for our Capital Markets and Investment Management business segments (excluding asset management fees) for the quarters ended May 31, 2006 and 2005.

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

Daily Trading Net Revenues

In the second quarter of 2006 and 2005, daily trading net losses did not exceed $60 million and $30 million on any single day, respectively.

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

When evaluating the extent to which estimates may be required in determining the fair values of assets and liabilities reflected in our financial statements, we believe it is useful to analyze the balance sheet as shown in the following table:

Summary Balance Sheet

In millions	May 31, 2006
Assets
Financial instruments and other inventory positions owned	$197,350	43%
Securities received as collateral	5,382	1%
Collateralized agreements	199,994	44%
Cash, Receivables and PP&E	45,922	10%
Other assets	4,257	1%
Identifiable intangible assets and goodwill	3,297	1%
Total assets	$456,202	100%
Liabilities and Equity
Financial instruments and other inventory positions sold but not yet purchased	$121,814	27%
Obligation to return securities received as collateral	5,382	1%
Collateralized financing	153,911	34%
Payables and other accrued liabilities	75,734	16%
Total capital(1)	99,361	22%
Total liabilities and equity	$456,202	100%

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

Derivatives and other contractual agreements. The fair values of derivative assets and liabilities at May 31, 2006 were $20.2 billion and $16.3 billion, respectively (see Note 2 to the Consolidated Financial Statements). Included within these amounts were exchange-traded derivative assets and liabilities of $2.9 billion and $3.2 billion, respectively, for which fair value is determined based on quoted market prices. The fair values of our OTC derivative assets and liabilities at May 31, 2006 were $17.3 billion and $13.1 billion, respectively. With respect to OTC contracts, we view our net credit exposure to be $12.7 billion at May 31, 2006 and $10.5 billion at November 30, 2005, representing the fair value of OTC contracts in an unrealized gain position after consideration of collateral.

The following table sets forth the fair value of OTC derivatives by contract type and by remaining contractual maturity:

Fair Value of OTC Derivative Contracts by Maturity

					Cross
					Maturity
	Less			Greater	and Cash		Net
In millions	than	1 to 5	5 to 10	than 10	Collateral	OTC	Credit
May 31, 2006	1 Year	Years	Years	Years	Netting (1)	Derivatives	Exposure
Assets
Interest rate, currency and credit default swaps and options(2)	$972	$8,146	$8,003	$6,408	$(13,892)	$9,637	$7,859
Foreign exchange forward contracts and options	7,034	1,522	79	41	(6,399)	2,277	1,726
Other fixed income securities contracts	2,820	67	—	—	(463)	2,424	1,993
Equity contracts	1,489	4,721	724	885	(4,821)	2,998	1,120
	$12,315	$14,456	$8,806	$7,334	$(25,575)	$17,336	$12,698
Liabilities
Interest rate, currency and credit default swaps and options(2)	$665	$5,281	$6,371	$3,015	$(8,454)	$6,878
Foreign exchange forward contracts and options	7,333	1,733	239	502	(7,380)	2,427
Other fixed income securities contracts	1,056	—	—	—	(462)	594
Equity contracts	2,717	3,912	934	912	(5,285)	3,190
	$11,771	$10,926	$7,544	$4,429	$(21,581)	$13,089

(1)   Cross-maturity netting represents the netting of receivable balances with payable balances for the same counterparty across maturity and product categories. Receivable and payable balances with the same counterparty in the same maturity category are netted within the maturity category when appropriate. Cash collateral received or paid is netted on a counterparty basis, provided legal right of offset exists. Assets and liabilities at May 31, 2006 were netted down for cash collateral of approximately $12.7 billion and $8.7 billion, respectively.

(2)   Includes commodity derivatives.

Presented below is a breakdown of net credit exposure at May 31, 2006 for OTC contracts based on actual ratings made by external rating agencies or by equivalent ratings established and used by our Credit Risk Management Department.

Net Credit Exposure

		May 31, 2006
		Less			Greater
Counterparty	S&P/Moody’s	than	1-5	5-10	than		November 30,
Risk Rating	Equivalent	1 Year	Years	Years	10 Years	Total	2005
iAAA	AAA/Aaa	5%	5%	3%	4%	17%	19%
iAA	AA/Aa	12	10	10	7	39	29
iA	A/A	9	6	5	7	27	32
iBBB	BBB/Baa	4	4	1	5	14	15
iBB	BB/Ba	1	1	—	—	2	3
iB or lower	B/B1 or lower	1	—	—	—	1	2
		32%	26%	19%	23%	100%	100%

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

Mortgages, mortgage-backed and real estate inventory positions. Mortgages and mortgage-backed positions include mortgage loans (both residential and commercial), non-agency mortgage-backed securities and real estate investments. We are a market leader in mortgage-backed securities trading. We originate residential and commercial mortgage loans as part of our mortgage trading and securitization activities. We originated approximately $31 billion and $41 billion of residential mortgage loans in 2006 and 2005, respectively. We securitized approximately $67 billion and $56 billion of residential mortgage loans in 2006 and 2005, respectively, including both originated loans and those we acquired in the secondary market. In addition, we originated approximately $18 billion and $11 billion of commercial mortgage loans in 2006 and 2005, respectively, the majority of which has been sold through securitization or syndicate activities. See Note 3 to the Consolidated Financial Statements for additional information about our securitization activities. We record mortgage loans at fair value, with related mark-to-market gains and losses recognized in Principal transactions in the Consolidated Statement of Income.

Management estimates are generally not required in determining the fair value of residential mortgage loans because these positions are securitized frequently. Certain commercial mortgage loans and investments, due to their less liquid nature, may require management estimates in determining fair value. Fair value for these positions is generally based on analyses of both cash flow projections and underlying property values. We use independent appraisals to support our assessment of the property in determining fair value for these positions. Fair value for approximately $4.2 billion and $3.6 billion at May 31, 2006 and November 30, 2005, respectively, of our total mortgage loan inventory is determined using the above valuation methodologies, which may involve the use of significant estimates. Because a portion of these assets have been financed on a non-recourse basis, our net investment position is limited to $3.7 billion and $3.5 billion at May 31, 2006 and November 30, 2005, respectively.

We invest in real estate through direct investments in equity and debt. We record real estate held for sale at the lower of cost or fair value. The assessment of fair value generally requires the use of management estimates and generally is based on property appraisals provided by third parties and also incorporates an analysis of the related property cash flow projections. We owned real estate investments of approximately $8.3 billion and $7.9 billion at May 31, 2006 and November 30, 2005, respectively. Because significant portions of these assets have been financed on a non-recourse basis, our net investment position was limited to $5.4 billion and $4.8 billion at May 31, 2006 and November 30, 2005, respectively.

High yield. We underwrite, invest and make markets in high yield corporate debt securities. We also syndicate, trade and invest in loans to below-investment-grade-rated companies. For purposes of this discussion, high yield debt instruments are defined as securities of or loans to companies rated BB+ or lower or equivalent ratings by recognized credit rating agencies, as well as non-rated securities or loans that, in management’s opinion, are non-investment grade. Non-investment grade securities generally involve greater risks than investment grade securities due to the issuer’s creditworthiness and the lower liquidity of the market for such securities. In addition, these issuers generally have relatively higher levels of indebtedness resulting in an increased sensitivity to adverse economic conditions. We recognize these risks and seek to reduce market and credit risk through the diversification of our products and counterparties. High yield debt instruments are carried at fair value, with unrealized gains and losses reflected in Principal transactions in the Consolidated Statement of Income. Such instruments at May 31, 2006 and November 30, 2005 included long positions with an aggregate fair value of approximately $6.8 billion and $4.5 billion, respectively. At May 31, 2006 and November 30, 2005, the largest industry concentrations were 30% and 22%, respectively, categorized within the finance and insurance industrial classifications. The largest geographic concentrations at May 31, 2006 and November 30, 2005 were 64% and 65%, respectively, in the United States. The majority of these positions are valued using broker quotes or listed market prices. However, at May 31, 2006 and November 30, 2005, approximately $830 million and $610 million, respectively, of these positions were valued using other valuation techniques because there was little or no trading activity. In such instances, we use prudent judgment in determining fair value, which may involve using analyses of credit spreads associated with pricing of similar instruments, or other valuation techniques. We mitigate our aggregate and single-issuer net exposure through the use of derivatives, non-recourse financing and other financial instruments.

Private equity and other principal investments. Our Private Equity business operates in five major asset classes: Merchant Banking, Real Estate, Venture Capital, Fixed Income Related Investments and Private Funds Investments. We have raised privately-placed funds in all of these classes, for which we act as general partner and in which we have general and in some cases limited partner interests. In addition, we generally co-invest in the investments made by the funds or may make other non-fund-related direct investments. We carry our private equity investments, including our partnership interests, at fair value based on our assessment of each underlying investment. At May 31, 2006 and November 30, 2005, our private equity related investments totaled $1.9 billion and $1.6 billion, respectively. The real estate industry represented the highest concentrations at 21% and 27% at May 31, 2006 and November 30, 2005, respectively, and the largest single-investment exposures were $210 million and $180 million, respectively.

The determination of fair value for these investments often requires the use of estimates and assumptions because these investments generally are less liquid and often contain trading restrictions. At May 31, 2006 and November 30, 2005, we estimate that approximately $114 million and $172 million, respectively, of these investments have readily determinable fair values because they are publicly-traded securities with limited remaining trading restrictions. For the remainder of these positions, fair value is based on our assessment of the underlying investments incorporating valuations that consider expected cash flows, earnings multiples and/or comparisons to similar market transactions. Valuation adjustments, which may involve the use of significant management estimates, are an integral part of pricing these instruments, reflecting consideration of credit quality, concentration risk, sale restrictions and other liquidity factors. Additional information about our private equity and other principal investment activities, including related commitments, can be found in Note 6 to the Consolidated Financial Statements.

Non-investment grade interests in securitizations. We held approximately $800 million and $700 million, respectively, of non-investment grade interests in securitizations at May 31, 2006 and November 30, 2005. Because these interests primarily represent the junior interests in securitizations for which there are not active trading markets, estimates generally are required in determining fair value. We value these instruments using prudent estimates of expected cash flows and consider the valuation of similar transactions in the market. See Note 3 to the Consolidated Financial Statements for additional information about the effect of adverse changes in assumptions on the fair value of these interests.

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

Legal Reserves

In the normal course of business we have been named as a defendant in a number of lawsuits and other legal and regulatory proceedings. Such proceedings include actions brought against us and others with respect to transactions in which we acted as an underwriter or financial advisor, actions arising out of our activities as a broker or dealer in securities and commodities and actions brought on behalf of various classes of claimants against many securities firms, including us. In addition, our business activities are reviewed by various taxing authorities around the world with regard to corporate income tax rules and regulations. We provide for potential obligations that may arise out of legal, regulatory and tax proceedings to the extent they are probable and estimable.

2-for-1 Stock Split

On April 5, 2006 the stockholders of Holdings approved an increase in the Company’s authorized shares of common stock to 1.2 billion from 600 million, and the Board of Directors approved a 2-for-1 common stock split, in the form of a stock dividend, for holders of record as of April 18, 2006, which was paid on April 28, 2006. On April 5, 2006, the Company’s Restated Certificate of Incorporation was amended to effect the increase in authorized common shares.

Accounting and Regulatory Developments

SFAS 123(R). In December 2004, the FASB issued SFAS 123(R), which we adopted on December 1, 2005. SFAS 123(R) requires public companies to recognize expense in the income statement for the grant-date fair value of awards of equity instruments to employees. Expense is to be recognized over the period employees are required to provide service. See Note 1 to the Consolidated Financial Statements for additional information about our accounting policies.

SFAS 123(R) clarifies and expands the guidance in SFAS 123 in several areas, including measuring fair value and attributing compensation cost to reporting periods. Under the modified prospective transition method applied in the adoption of SFAS 123(R) compensation cost is recognized for the unamortized portion of outstanding awards granted prior to the adoption of SFAS 123. Upon adoption of SFAS 123(R) on December 1, 2005, we recognized an after-tax gain of approximately $47 million as the cumulative effect of a change in accounting principle, attributable to the requirement to estimate forfeitures at the date of grant instead of recognizing them as incurred. The adoption of SFAS 123(R) did not otherwise have a material effect on our 2006 consolidated financial statements for the three and six months ended May 31, 2006, and is not expected to otherwise have a material effect on our fiscal 2006 consolidated financial statements.

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

As of December 1, 2005, Holdings became regulated by the SEC as a consolidated supervised entity (CSE). As such, Holdings is subject to group-wide supervision and examination by the SEC and, accordingly, we are subject to minimum capital requirements on a consolidated basis. LBI is approved to calculate its net capital under provisions as specified by the applicable SEC rules. At May 31, 2006, we were in compliance with minimum capital requirements.

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

In February 2006 the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”). SFAS 155 permits fair value measurement of any structured note that contains an embedded derivative that would require bifurcation under SFAS 133. Such fair value measurement election is permitted on an instrument-by-instrument basis. We elected to early adopt SFAS 155 as of December 1, 2005 and we have applied SFAS 155 fair value measurement to all structured notes issued after November 30, 2005 as well as to certain structured notes that existed at November 30, 2005. The effect of adoption resulted in a $24 million after-tax ($43 million pre-tax) decrease to opening retained earnings as of December 1, 2005, representing the difference between the fair value of these structured notes and the prior carrying value as of November 30, 2005. The net after-tax adjustment included structured notes with gross gains of $18 million ($32 million pre-tax) and gross losses of $42 million ($75 million pre-tax). This change in accounting principle did not have a material effect on our 2006 consolidated financial statements.

SFAS 156. In March 2006 the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”). SFAS 156 amends SFAS 140 with respect to the accounting for separately-recognized servicing assets and liabilities. SFAS 156 requires all separately-recognized servicing assets and liabilities to be initially measured at fair value, and permits companies to elect, on a class-by-class basis, to account for servicing assets and liabilities on either a lower of cost or market value basis or a fair value basis.

We elected to early adopt SFAS 156 as of December 1, 2005 and to measure all classes of servicing assets and liabilities at fair value. Servicing assets and liabilities at November 30, 2005 are accounted for at the lower of amortized cost or market value basis. As a result of adopting SFAS 156, we recognized an $18 million after-tax ($33 million pre-tax) increase to opening retained earnings as of December 1, 2005, representing the effect of remeasuring all servicing assets and liabilities that existed at November 30, 2005 from a lower of amortized cost or market value basis to a fair value basis. This change in accounting principle did not have a material effect on our 2006 consolidated financial statements.

See Note 3, “Securitizations and Other Off-Balance-Sheet Arrangements,” for additional information.

FSP FIN 46(R)-6. In April 2006 the FASB issued FASB Staff Position FIN 46(R)-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)” (“FSP FIN 46(R)-6”). FSP FIN 46(R)-6 addresses how variability should be considered when applying FIN 46(R). Variability affects the determination of whether an entity is a VIE, which interests are variable interests, and which party, if any, is the primary beneficiary of the VIE required to consolidate. FSP FIN 46(R)-6 clarifies that the design of the entity also should be considered when identifying which interests are variable interests.

FSP FIN 46(R)-6 must be applied prospectively to all entities in which we first become involved, beginning September 1, 2006. Early application is permitted. We do not expect that the adoption of FSP FIN 46(R)-6 will have a material effect on our consolidated financial statements.

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

LEHMAN BROTHERS HOLDINGS INC.

PART II—OTHER INFORMATION

ITEM 1. Legal Proceedings

See Part I, Item 3, “Legal Proceedings,” in the Form 10-K and Part II, Item 1, “Legal Proceedings,” in Holdings’ Quarterly Report on Form 10-Q for the quarter ended February 28, 2006 for a complete description of certain proceedings previously reported by us, including those listed below; only significant subsequent developments in such proceedings and new matters, if any, since the filing of the latest Form 10-Q are described below. Capitalized terms used in this Item that are defined in the Form 10-K have the meanings ascribed to them in the Form 10-K.

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

Although there can be no assurance as to the ultimate outcome, we generally have denied, or believe we have a meritorious defense and will deny, liability in all significant cases pending against us, including the matters described below and in the Form 10-K and subsequent Form 10-Q, and we intend to defend vigorously each such case. Based on information currently available, we believe the amount, or range, of reasonably possible losses in connection with the actions against us, including the matters described below and in the Form 10-K and subsequent Form 10-Q, in excess of established reserves, in the aggregate, not to be material to the Company’s consolidated financial condition or cash flows. However, losses may be material to our operating results for any particular future period, depending on the level of our income for such period.

Metricom Securities Litigation (reported in the Form 10-K)

On May 26, 2006, the United States Court of Appeals for the Ninth Circuit affirmed the dismissal of the complaint.

Short Sales Related Litigation

In April 2006, LBI was named as a defendant in two class actions filed by Electronic Trading Group, LLC, and Quark Fund, LLC,  purportedly on behalf of a class of broker-dealer clients against 11 broker-dealers and other unnamed defendants in the United States District Court for the Southern District of New York.  The actions allege that the broker-dealers conspired to charge their clients fees, commissions and/or interest to execute short sale transactions when the broker-dealers failed to borrow and/or deliver the shares, thereby earning illicit profits.  The complaints assert multiple causes of action, including that the broker-dealers violated antitrust laws, including Section 1 of the Sherman Act and Sections 340 and 349 of the New York General Business Law, breached their fiduciary duties, aided and abetted breaches of fiduciary duties, breached contracts and the covenant of good faith and fair dealing, were negligent, were unjustly enriched, engaged in a civil conspiracy and are liable for promissory estoppel.  The actions seek injunctive relief and unspecified damages.

In June 2006, LBI was named as a defendant in an action filed by 40 shareholders of Novastar Financial, Inc. (“NFI”) against 11 broker-dealers and other unnamed defendants in the Superior Court of California for San Francisco County.  The actions allege that the broker-dealers participated in an illegal stock market manipulation scheme that involved accepting orders for purchases, sales and short sales of NFI stock with no intention of covering such orders with borrowed stock or stock issued by NFI.  Plaintiffs claim that this scheme caused distortions with regard to the nature and amount of active trading in NFI stock, thereby causing its share price to decline.  The complaints assert causes of action under California Corporations Code Sections 25400, et seq. and California Business & Professions Code Sections 17200, et seq. and 17500, et seq.  The actions seek unspecified damages.

ITEM 1A. Risk Factors

There are no material changes from the risk factors set forth in Part I, Item 1A, in the Form 10-K.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information with respect to purchases made by or on behalf of Holdings or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended), of our common stock during the quarter ended May 31, 2006.

	Issuer Purchases of Equity Securities
			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans or
	Purchased	Paid per Share	or Programs	Programs
Month # 1 (March 1— March 31, 2006):
Common stock repurchases(1)	4,390,000		4,390,000
Employee transactions(2)	837,400		837,400
Total	5,227,400	$72.33	5,227,400	90,691,968
Month # 2 (April 1—April 30, 2006):
Common stock repurchases(1)	2,494,206		2,494,206
Employee transactions(2)	491,566		491,566
Total	2,985,772	$75.03	2,985,772	87,706,196
Month # 3 (May 1—May 31, 2006):
Common stock repurchases(1)	4,315,794		4,315,794
Employee transactions(2)	654,551		654,551
Total	4,970,345	$70.41	4,970,345	82,735,851
Total, March 1, 2006— May 31, 2006:
Common stock repurchases(1)	11,200,000		11,200,000
Employee transactions(2)	1,983,517		1,983,517
Total	13,183,517	$72.22	13,183,517	82,735,851

(1)   We have an ongoing common stock repurchase program, pursuant to which we repurchase shares in the open market on a regular basis. As previously announced, in January 2006 our Board of Directors authorized the repurchase in 2006, subject to market conditions, of up to 80 million shares of Holdings common stock in 2006, for the management of the Firm’s equity capital, including offsetting 2006 dilution due to employee stock plans. Our Board also authorized the repurchase in 2006, subject to market conditions, of up to an additional 30 million shares, for the possible acceleration of repurchases to offset a portion of 2007 dilution due to employee stock plans. This authorization supersedes the stock repurchase program authorized in January 2005. The number of shares authorized to be repurchased in the open market is reduced by the actual number of Employee Offset Shares (as defined below) received.

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

* Not applicable

ITEM 6. Exhibits

The following exhibits are filed as part of (or are furnished with, as indicated below) this Quarterly Report or, where indicated, were heretofore filed and are hereby incorporated by reference:

3.01

Restated Certificate of Incorporation of the Registrant dated May 27, 1994 (incorporated by reference to Exhibit 3.1 to the Registrant’s Transition Report on Form 10-K for the eleven months ended November 30, 1994)

3.02

Certificate of Designations with respect to the Registrant’s 5.94% Cumulative Preferred Stock, Series C (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 13, 1998)

3.03

Certificate of Designations with respect to the Registrant’s 5.67% Cumulative Preferred Stock, Series D (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 23, 1998)

3.04

Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, dated April 9, 2001 (incorporated by reference to Exhibit 3.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2001)

3.05

Certificate of Designations with respect to the Registrant’s 6.50% Cumulative Preferred Stock, Series F (incorporated by reference to Exhibit 4.01 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 26, 2003)

3.06

Certificate of Designations with respect to the Registrant’s Floating Rate Cumulative Preferred Stock, Series G (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 30, 2004)

3.07

Certificate of Increase of the Registrant’s Floating Rate Cumulative Preferred Stock, Series G (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 16, 2004)

3.08

Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant dated April 5, 2006 (incorporated by reference to Exhibit 3.08 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2006)

3.09	By-Laws of the Registrant, amended as of April 5, 2006 (incorporated by reference to Exhibit 3.09 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2006)

10.01	Compensation for Non-Management Directors of the Registrant (incorporated by reference to Exhibit 10.05 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2006)

10.02

Letter Agreement between Lehman Brothers Holdings Inc. and Jonathan Beyman, dated as of April 6, 2006 (incorporated by reference to Exhibit 10.06 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2006)

11.01

Computation of Per Share Earnings (omitted in accordance with section (b)(11) of Item 601 of Regulation S-K; the computation of per share earnings is set forth in Part I, Item 1, in Note 7 to the Consolidated Financial Statements (Earnings Per Common Share))

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

LEHMAN BROTHERS HOLDINGS INC.
(Registrant)

Date: July 10, 2006	By:	/s/ Christopher M. O’Meara
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