Form 10-Q
period 2006-08-31
LEHMAN BROTHERS HOLDINGS INC
filed 2006-10-10
CIK 806085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2006

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

As of September 30, 2006, 530,057,747 shares of the Registrant’s Common Stock, par value $0.10 per share, were outstanding.

[This page intentionally left blank.]

LEHMAN BROTHERS HOLDINGS INC.

FORM 10-Q

FOR THE QUARTER ENDED AUGUST 31, 2006

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

LEHMAN BROTHERS HOLDINGS INC.

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

LEHMAN BROTHERS HOLDINGS INC.

CONSOLIDATED STATEMENT of INCOME

(Unaudited)

	Three Months		Nine Months
	Ended August 31,		Ended August 31,
In millions, except per share data	2006	2005	2006	2005
Revenues
Principal transactions	$2,204	$2,085	$7,183	$5,924
Investment banking	726	815	2,302	2,077
Commissions	564	420	1,623	1,252
Interest and dividends	7,867	5,078	21,386	13,416
Asset management and other	366	241	1,055	696
Total revenues	11,727	8,639	33,549	23,365
Interest expense	7,549	4,787	20,499	12,425
Net revenues	4,178	3,852	13,050	10,940
Non-Interest Expenses
Compensation and benefits	2,060	1,906	6,434	5,415
Technology and communications	247	217	713	612
Brokerage, clearance and distribution fees	164	138	463	408
Occupancy	128	122	408	364
Professional fees	90	72	245	203
Business development	77	56	211	170
Other	45	48	160	156
Total non-personnel expenses	751	653	2,200	1,913
Total non-interest expenses	2,811	2,559	8,634	7,328
Income before taxes and cumulative effect of accounting change	1,367	1,293	4,416	3,612
Provision for income taxes	451	414	1,460	1,175
Income before cumulative effect of accounting change	916	879	2,956	2,437
Cumulative effect of accounting change	—	—	47	—
Net income	$916	$879	$3,003	$2,437
Net income applicable to common stock	$899	$864	$2,954	$2,383

Earnings per basic share:
Before cumulative effect of accounting change	$1.66	$1.55	$5.34	$4.27
Cumulative effect of accounting change	—	—	.09	—
Earnings per basic share	$1.66	$1.55	$5.43	$4.27

Earnings per diluted share:
Before cumulative effect of accounting change	$1.57	$1.47	$5.01	$4.05
Cumulative effect of accounting change	—	—	.08	—
Earnings per diluted share	$1.57	$1.47	$5.09	$4.05

Dividends paid per common share	$0.12	$0.10	$0.36	$0.30

See Notes to Consolidated Financial Statements.

LEHMAN BROTHERS HOLDINGS INC.

CONSOLIDATED STATEMENT of FINANCIAL CONDITION

(Unaudited)

	August 31,	November 30,
In millions	2006	2005
Assets
Cash and cash equivalents	$4,167	$4,900

Cash and securities segregated and on deposit for regulatory and other purposes	5,736	5,744

Financial instruments and other inventory positions owned (including $36,777 in 2006 and $36,369 in 2005 pledged as collateral)	204,492	177,438

Securities received as collateral	5,046	4,975

Collateralized agreements:
Securities purchased under agreements to resell	116,427	106,209
Securities borrowed	103,740	78,455

Receivables:
Brokers, dealers and clearing organizations	5,081	7,454
Customers	16,226	12,887
Others	1,774	1,302

Property, equipment and leasehold improvements (net of accumulated depreciation and amortization of $1,817 in 2006 and $1,448 in 2005)	3,150	2,885

Other assets	4,534	4,558

Identifiable intangible assets and goodwill (net of accumulated amortization of $281 in 2006 and $257 in 2005)	3,364	3,256
Total assets	$473,737	$410,063

See Notes to Consolidated Financial Statements.

	August 31,	November 30,
In millions, except share data	2006	2005
Liabilities and Stockholders’ Equity
Short-term borrowings and current portion of long-term borrowings (including $4,988 in 2006 and $0 in 2005 at fair value)	$18,238	$11,351
Financial instruments and other inventory positions sold but not yet purchased	120,871	110,577
Obligation to return securities received as collateral	5,046	4,975
Collateralized financings:
Securities sold under agreements to repurchase	130,276	116,155
Securities loaned	16,632	13,154
Other secured borrowings	17,809	23,116
Payables:
Brokers, dealers and clearing organizations	3,277	1,870
Customers	57,312	47,210
Accrued liabilities and other payables	11,846	10,962
Long-term borrowings (including $8,404 in 2006 and $0 in 2005 at fair value)	74,034	53,899
Total liabilities	455,341	393,269
Commitments and contingencies (see Note 7)

Stockholders’ Equity
Preferred stock	1,095	1,095
Common stock, $0.10 par value (1);
Shares authorized: 1,200,000,000 in 2006 and 2005;
Shares issued: 608,845,822 in 2006 and 605,337,946 in 2005;
Shares outstanding: 530,296,514 in 2006 and 542,874,206 in 2005	61	61
Additional paid-in capital (1)	8,941	6,283
Accumulated other comprehensive income (loss), net of tax	(17)	(16)
Retained earnings	14,938	12,198
Common stock held in RSU trust	(1,743)	(1,510)
Other stockholders’ equity, net	—	2,275
Common stock in treasury, at cost (1): 78,549,308 shares in 2006 and 62,463,740 shares in 2005	(4,879)	(3,592)
Total common stockholders’ equity	17,301	15,699
Total stockholders’ equity	18,396	16,794
Total liabilities and stockholders’ equity	$473,737	$410,063

(1)          Balances and share amounts have been retroactively adjusted to give effect for the 2-for-1 common stock split, effected in the form of a 100% stock dividend, which became effective April 28, 2006.

See Notes to Consolidated Financial Statements.

LEHMAN BROTHERS HOLDINGS INC.

CONSOLIDATED STATEMENT of CASH FLOWS

(Unaudited)

	Nine Months
	Ended August 31,
In millions	2006	2005
Cash Flows From Operating Activities
Net income	$3,003	$2,437
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	380	318
Tax benefit from the issuance of stock-based awards	—	393
Amortization of deferred stock compensation	747	514
Cumulative effect of accounting change	(47)	—
Other adjustments	15	23
Net change in:
Cash and securities segregated and on deposit for regulatory and other purposes	8	(446)
Financial instruments and other inventory positions owned	(24,885)	(24,105)
Resale agreements, net of repurchase agreements	3,903	4,900
Securities borrowed, net of securities loaned	(21,807)	(5,138)
Other secured borrowings	(5,307)	4,856
Receivables from brokers, dealers and clearing organizations	2,373	(416)
Receivables from customers	(3,339)	1,567
Financial instruments and other inventory positions sold but not yet purchased	10,094	578
Payables to brokers, dealers and clearing organizations	1,407	771
Payables to customers	10,102	5,258
Accrued liabilities and other payables	620	(1,141)
Other operating assets and liabilities, net	(448)	1,022
Net cash used in operating activities	(23,181)	(8,609)
Cash Flows From Investing Activities
Purchase of property, equipment and leasehold improvements, net	(404)	(294)
Business acquisitions, net of cash acquired	(206)	—
Net cash used in investing activities	(610)	(294)
Cash Flows From Financing Activities
Derivative contracts with a financing element	200	312
Tax benefit from the issuance of stock-based awards	376	—
Issuance of short-term borrowings, net	2,472	770
Issuance of long-term borrowings	37,614	18,037
Principal payments of long-term borrowings, including the current portion of long-term borrowings	(15,533)	(9,815)
Issuance of common stock	111	215
Issuance of treasury stock	358	788
Purchase of treasury stock	(2,282)	(2,072)
Purchase and retirement of preferred stock	—	(250)
Dividends paid	(258)	(229)
Net cash provided by financing activities	23,058	7,756
Net change in cash and cash equivalents	(733)	(1,147)
Cash and cash equivalents, beginning of period	4,900	5,440
Cash and cash equivalents, end of period	$4,167	$4,293
Supplemental Disclosure of Cash Flow Information (in millions):
Interest paid totaled $20,209 and $12,631 in 2006 and 2005, respectively.
Income taxes paid totaled $585 and $511 in 2006 and 2005, respectively.

See Notes to Consolidated Financial Statements.

LEHMAN BROTHERS HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)

LEHMAN BROTHERS HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 Summary of Significant Accounting Policies

Basis of Presentation

The Consolidated Financial Statements include the accounts of Lehman Brothers Holdings Inc. (“Holdings”) and subsidiaries (collectively, the “Company,” “Lehman Brothers,” “we,” “us” or “our”). We are one of the leading global investment banks serving institutional, corporate, government and high-net-worth individual clients. Our worldwide headquarters in New York and regional headquarters in London and Tokyo are complemented by offices in additional locations in North America, Europe, the Middle East, Latin America and the Asia Pacific region. We are engaged primarily in providing financial services. The principal U.S., European, and Asian subsidiaries of Holdings are Lehman Brothers Inc. (“LBI”), a U.S. registered broker-dealer, Lehman Brothers International (Europe) (“LBIE”) and Lehman Brothers Europe Limited, authorized investment firms in the United Kingdom, and Lehman Brothers Japan (“LBJ”), a registered securities company in Japan, respectively.

These Consolidated Financial Statements are prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) with respect to Form 10-Q and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Pursuant to such rules and regulations, certain footnote disclosures that normally are required under generally accepted accounting principles are omitted. These Consolidated Financial Statements and notes should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto (the “2005 Consolidated Financial Statements”) included in Holdings’ Annual Report on Form 10-K for the fiscal year ended November 30, 2005 (the “Form 10-K”). The Consolidated Statement of Financial Condition at November 30, 2005 included in this Form 10-Q for the quarter ended August 31, 2006 was derived from the 2005 Consolidated Financial Statements.

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

On April 5, 2006, the stockholders of Holdings approved an increase in the Company’s authorized shares of common stock to 1.2 billion from 600 million, and our Board of Directors approved a 2-for-1 common stock split, in the form of a stock dividend, that was effected on April 28, 2006. All share and per share amounts have been retroactively adjusted for the increase in authorized shares and the stock split. See Note 8, “Earnings per Share and Stockholders’ Equity,” and Note 10, “Share-Based Employee Incentive Plans,” to the Consolidated Financial Statements for additional information about the stock split.

Use of Estimates

Generally accepted accounting principles require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management estimates are required in determining the valuation of inventory positions, particularly over-the-counter (“OTC”) derivatives, certain commercial mortgage loans and investments in real estate, certain high-yield positions, private equity and other principal investments, and non-investment-grade interests in securitizations. Additionally, significant management estimates are required in assessing the realizability of deferred tax assets, the fair value of assets and liabilities acquired in a business acquisition, the accounting treatment of qualifying special purpose entities (“QSPEs”) and variable interest entities (“VIEs”), the outcome of litigation, the fair value of equity-based compensation awards and determining the allocation of the cost of acquired businesses to identifiable intangible assets and goodwill. Management believes the estimates used in preparing the consolidated financial statements are reasonable and prudent. Actual results could differ from these estimates.

Consolidation Accounting Policies

Operating companies. Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities—an interpretation of ARB No. 51 (“FIN 46(R)”), defines the criteria necessary to be considered an operating company (i.e., a voting-interest entity) for which the consolidation accounting guidance of Statement of Financial Accounting Standards (“SFAS”) No. 94, Consolidation of All

Majority-Owned Subsidiaries (“SFAS 94”) should be applied. As required by SFAS 94, we consolidate operating companies in which we have a controlling financial interest. The usual condition for a controlling financial interest is ownership of a majority of the voting interest. FIN 46(R) defines operating companies as businesses that have sufficient legal equity to absorb the entities’ expected losses (presumed to require minimum 10% equity) and, in each case, for which the equity holders have substantive voting rights and participate substantively in the gains and losses of such entities. Operating companies in which we exercise significant influence but do not control are accounted for under the equity method. Significant influence generally is deemed to exist when we own 20% to 50% of the voting equity of a corporation, or when we hold at least 3% of a limited partnership interest.

Special purpose entities. Special Purpose Entities (“SPEs”) are corporations, trusts or partnerships that are established for a limited purpose. SPEs by their nature generally do not provide equity owners with significant voting powers because the SPE documents govern all material decisions. There are two types of SPEs: QSPEs and VIEs.

A QSPE generally can be described as an entity whose permitted activities are limited to passively holding financial assets and distributing cash flows to investors based on pre-set terms. Our primary involvement with SPEs relates to securitization transactions in which transferred assets, including mortgages, loans, receivables and other assets, are sold to an SPE that qualifies as a QSPE under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”). In accordance with SFAS 140 we do not consolidate QSPEs. Rather, we recognize only the interests in the QSPEs we continue to hold, if any. We account for such interests at fair value.

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

We follow the American Institute of Certified Public Accountants (“AICPA”) Audit and Accounting Guide, Brokers and Dealers in Securities (the “Guide”) when determining market or fair value for financial instruments. Market value generally is determined based on listed prices or broker quotes. In certain instances, such price quotations may be deemed unreliable when the instruments are thinly traded or when we hold a substantial block of a particular security and the listed price is not deemed to be readily realizable. In accordance with the Guide, in these instances we determine fair value based on management’s best estimate, giving appropriate consideration to reported prices and the extent of public trading in similar securities, the discount from the listed price associated with the cost at the date of acquisition, and the size of the position held in relation to the liquidity in the market, among other factors. When listed prices or broker quotes are not available, we determine fair value based on pricing models or other valuation techniques, including the use of implied pricing from similar instruments. We typically use pricing models to derive fair value based on the net present value of estimated future cash flows including adjustments, when appropriate, for liquidity, credit and/or other factors. We account for real estate positions held for sale at the lower of cost or fair value with gains or losses recognized in Principal transactions in the Consolidated Statement of Income.

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

We follow Emerging Issues Task Force (“EITF”) Issue No. 02-3, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved In Energy Trading and Risk Management Activities (“EITF 02-3”) when marking to market our derivative contracts. Under EITF 02-3, recognition of a trading profit at inception of a derivative transaction is prohibited unless the fair value of that derivative is obtained from a quoted market price, supported by comparison to other observable market transactions or based on a valuation technique incorporating observable market data. Subsequent to the transaction date, we recognize trading profits deferred at inception of the derivative transaction in the period in which the valuation of an instrument becomes observable.

As an end user, we primarily use derivatives to modify the interest rate characteristics of our long-term debt and certain secured financing activities. We also use equity derivatives to hedge our exposure to equity price risk embedded in certain of our debt obligations and foreign exchange contracts to manage the currency exposure related to our net investment in non-U.S.-dollar functional currency operations (collectively, “End-User Derivative Activities”). In many hedging relationships, the derivative and the hedged item are separately marked to market through earnings (“fair value hedge”). In these instances, the hedge relationship is highly effective and the mark to market on the derivative and the hedged item generally offset. Certain derivatives embedded in long-term debt are bifurcated from the debt and marked to market through earnings.

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

Long-Lived Assets

Property, equipment and leasehold improvements are recorded at historical cost, net of accumulated depreciation and amortization. Depreciation is recognized using the straight-line method over the estimated useful lives of the assets. Buildings are depreciated up to a maximum of 40 years. Leasehold improvements are amortized over the lesser of their useful lives or the terms of the underlying leases, which range up to 30 years. Equipment, furniture and fixtures are depreciated over periods of up to 10 years. Internal-use software that qualifies for capitalization under AICPA Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, is capitalized and subsequently amortized over the estimated useful life of the software, generally three years, with a maximum of seven years. We review long-lived assets for impairment periodically and whenever events or changes in circumstances indicate the carrying amounts of the assets may be impaired. If the expected future undiscounted cash flows are less than the carrying amount of the asset, an impairment loss is recognized to the extent the carrying value of such asset exceeds its fair value.

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

Share-Based Compensation

In 2004, we adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation–Transition and Disclosure, an amendment of FASB Statement No. 123 (“SFAS 123”) using the prospective adoption method. Under this method of adoption, compensation expense was recognized over the related service periods based on the fair value of stock options and restricted stock units (“RSUs”) granted for 2004 and future years. Under SFAS 123, stock options granted in periods prior to fiscal 2004 continued to be accounted for under the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Accordingly, under SFAS 123 no compensation expense was recognized for stock option awards granted prior to fiscal 2004 because the exercise price equaled or exceeded the market value of our common stock on the grant date.

On December 1, 2005 we adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”) using the modified-prospective transition method. Under this transition method, compensation cost recognized during the three and nine months ended August 31, 2006 includes: (a) compensation cost for all share-based awards granted prior to, but not yet vested as of, December 1, 2005, (including pre-2004 options) based on the grant-date fair value and related service period estimates in accordance with the original provisions of SFAS 123 and (b) compensation cost for all share-based awards granted subsequent to December 1, 2005, based on the grant-date fair value and related service periods estimated in accordance with the provisions of SFAS 123(R). Under the provisions of the modified-prospective transition method, results for the three and nine months ended August 31, 2005 have not been restated.

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

Earnings per Share

We compute earnings per share (“EPS”) in accordance with SFAS No. 128, Earnings per Share. Basic EPS is computed by dividing net income applicable to common stock by the weighted-average number of common shares outstanding, which includes RSUs for which service has been provided. Diluted EPS includes the components of basic EPS and also includes the dilutive effects of RSUs for which service has not yet been provided and employee stock options. See Note 8, “Earnings per Share and Stockholders’ Equity,” and Note 10, “Share-Based Employee Incentive Plans,” to the Consolidated Financial Statements for additional information about EPS.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). We recognize the current and deferred tax consequences of all transactions that have been recognized in the financial statements using the provisions of the enacted tax laws. Deferred tax assets are recognized for temporary differences that will result in deductible amounts in future years and for tax loss carry-forwards. We record a valuation allowance to reduce deferred tax assets to an amount that more likely than not will be realized. Deferred tax liabilities are recognized for temporary differences that will result in taxable income in future years. Contingent liabilities related to income taxes are recorded when probable and reasonably estimable in accordance with SFAS No. 5, Accounting for Contingencies.

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

Accounting Changes and Other Accounting Developments

SFAS 158. In September 2006, the FASB issued SFAS No. 158, Employers Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”). SFAS 158 requires recognition in the Consolidated Statement of Financial Condition of the over or underfunded status of postretirement plans, measured as the difference between the fair value of the plan assets and the benefit obligation. For pension plans, the benefit obligation is the projected benefit obligation, for other postretirement plans, the benefit obligation is the accumulated postretirement obligation.

Upon adoption, SFAS 158 requires the recognition of previously unrecognized actuarial gains and losses and prior service costs within Accumulated other comprehensive income, net of tax (a component of Stockholders’ equity).

SFAS 158 is effective for our fiscal year ending November 30, 2007, with early adoption permitted for our fiscal year ending November 30, 2006.

Based on information available at November 30, 2005, we would have reduced Accumulated other comprehensive income (net of tax) by approximately $300 million. The actual impact of adopting SFAS 158 will be dependent upon the then current fair value of plan assets and the amount of projected benefit obligation measured as of the adoption date.

SFAS 157. In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 nullifies the guidance in EITF 02-3 which precluded the recognition of a trading profit at the inception of a derivative contract, unless the fair value of such derivative is obtained from a quoted market price, or other valuation technique incorporating observable market data. SFAS 157 also precludes the use of a liquidity or block discount, when measuring instruments traded in an active market at fair value. SFAS 157 requires that costs related to acquiring financial instruments carried at fair value should not be capitalized, but rather should be expensed as incurred. SFAS 157 also clarifies that an issuer’s credit standing should be considered when measuring liabilities at fair value.

SFAS 157 is effective for our fiscal year beginning December 1, 2007, with earlier application permitted for our fiscal year beginning December 1, 2006. SFAS 157 must be applied prospectively, except that the provisions related to block discounts and the guidance in EITF 02-3 are to be applied as a one time cumulative effect adjustment to opening retained earnings in the first interim period for the fiscal year in which SFAS 157 is initially applied.

We are evaluating the provisions of SFAS 157 and its potential effect on our consolidated financial statements.

SFAS 156. In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets (“SFAS 156”). SFAS 156 amends SFAS 140 with respect to the accounting for separately-recognized servicing assets and liabilities. SFAS 156 requires all separately-recognized servicing assets and liabilities to be initially measured at fair value, and permits companies to elect, on a class-by-class basis, to account for servicing assets and liabilities on either a lower of cost or market value basis or a fair value basis.

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

See Note 3, “Securitizations and Other Off-Balance-Sheet Arrangements,” for additional information.

SFAS 155. We issue structured notes (also referred to as hybrid instruments) for which the interest rates and/or principal payments are linked to the performance of an underlying measure (including single securities, baskets of securities, commodities, currencies, or credit events). Through November 30, 2005, we assessed the payment components of these instruments to determine if the embedded derivative required separate accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, (“SFAS 133”) and, if so, the embedded derivative was bifurcated from the host debt instrument and accounted for at fair value and reported in long-term borrowings along with the related host debt instrument, which was accounted for on an amortized cost basis.

In February 2006 the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS 155”). SFAS 155 permits fair value measurement of any structured note that contains an embedded derivative that would require bifurcation under SFAS 133. This fair value measurement election is permitted on an instrument-by-instrument basis.

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

SFAS 123(R). On December 1, 2005, we adopted SFAS 123(R) using the modified-prospective transition method. As a result of adopting SFAS 123(R), we recognized an after-tax gain of $47 million ($84 million pre-tax) in the first quarter of 2006, as the cumulative effect of a change in accounting principle attributable to the requirement to estimate forfeitures at the grant date instead of recognizing them as incurred. The adoption of SFAS 123(R) did not otherwise have a material effect on our 2006 consolidated financial statements at or for the three and nine months ended August 31, 2006, and is not expected to otherwise have a material effect on our fiscal 2006 consolidated financial statements.

Prior to adopting SFAS 123(R) we presented the cash flows related to income tax deductions in excess of the compensation cost recognized on stock issued under RSUs and stock options exercised during the period (“excess tax benefits”) as operating cash flows in the Consolidated Statement of Cash Flows. SFAS 123(R) requires excess tax benefits to be classified as financing cash flows. The $376 million excess tax benefit classified as a financing cash inflow in the Consolidated Statement of Cash Flows for the nine months ended August 31, 2006 would have been classified as an operating cash inflow if we had not adopted SFAS 123(R).

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

See “Share-Based Compensation” above and Note 10, “Share-Based Employee Incentive Plans,” for additional information.

EITF Issue No. 04-5. In June 2005, the FASB ratified the consensus reached in EITF Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-5”), which requires general partners (or managing members in the case of limited liability companies) to consolidate their partnerships or to provide limited partners with substantive rights to remove the general partner or to terminate the partnership. As the general partner of numerous private equity, merchant banking and asset management partnerships, we adopted EITF 04-5 immediately for partnerships formed or modified after June 29, 2005. For partnerships formed on or before June 29, 2005 that have not been modified, we are required to adopt EITF 04-5 on December 1, 2006 in a manner similar to a cumulative-effect-type adjustment or by retrospective application.

We do not expect adoption of EITF 04-5 for partnerships formed on or before June 29, 2005 that have not been modified will have a material effect on our consolidated financial statements.

FSP FIN 46(R)-6. In April 2006, the FASB issued FASB Staff Position FIN 46(R)-6, Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R) (“FSP FIN 46(R)-6”). FSP FIN 46(R)-6 addresses how variability should be considered when applying FIN 46(R). Variability affects the determination of whether an entity is a VIE, which interests are variable interests, and which party, if any, is the primary beneficiary of the VIE required to consolidate. FSP FIN 46(R)-6 clarifies that the design of the entity also should be considered when identifying which interests are variable interests.

We adopted FSP FIN 46(R)-6 effective September 1, 2006. FSP FIN 46(R)-6 must be applied prospectively to all entities in which we first become involved as of the date of adoption.

We do not expect that the adoption of FSP FIN 46(R)-6 will have a material effect on our consolidated financial statements.

FIN 48. In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, (“FIN 48”). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold that a tax position must meet to be recognized in the financial statements. FIN 48 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We must adopt FIN 48 no later than December 1, 2007. Early application is permitted on December 1, 2006.

We are evaluating the effect the adoption of FIN 48 will have on our consolidated financial statements.

Note 2 Financial Instruments

Financial Instruments and Other Inventory Positions

Financial instruments and other inventory positions owned and Financial instruments and other inventory positions sold but not yet purchased were comprised of the following:

			Sold But Not
	Owned		Yet Purchased
	Aug. 31,	Nov. 30,	Aug. 31,	Nov. 30,
In millions	2006	2005	2006	2005
Mortgages, mortgage-backed and real estate inventory positions	$71,622	$62,216	$95	$63
Government and agencies	37,340	30,079	70,909	64,743
Corporate equities	36,507	33,426	26,293	21,018
Corporate debt and other	33,069	30,182	6,848	8,997
Derivatives and other contractual agreements	21,757	18,045	15,979	15,560
Certificates of deposit and other money market instruments	4,197	3,490	747	196
	$204,492	$177,438	$120,871	$110,577

Mortgages, Mortgage-backed and Real Estate Inventory Positions

Mortgages and mortgage-backed positions include mortgage loans (both residential and commercial), non-agency mortgage-backed securities and real estate investments held for sale. We originate residential and commercial mortgage loans as part of our mortgage trading and securitization activities and are a market leader in mortgage-backed securities trading. We securitized approximately $102 billion and $94 billion of residential mortgage loans for the nine months ended August 31, 2006 and 2005, respectively, including both originated loans and those we acquired in the secondary market. We originated approximately $45 billion and $65 billion of residential mortgage loans for the nine months ended August 31, 2006 and 2005, respectively. In addition, we originated approximately $27 billion and $18 billion of commercial mortgage loans for the nine months ended August 31, 2006 and 2005, respectively, the majority of which has been sold through securitization or syndication activities. See Note 3 to the Consolidated Financial Statements for additional information about our securitization activities. We record mortgage loans at fair value, with related mark-to-market gains and losses recognized in Principal transactions in the Consolidated Statement of Income.

At August 31, 2006 and November 30, 2005, we owned approximately $8.9 billion and $7.9 billion, respectively, of real estate held for sale. Our net investment position after giving effect to non-recourse financing was $6.2 billion and $4.8 billion at August 31, 2006 and November 30, 2005, respectively.

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

The following table presents the fair value of derivatives at August 31, 2006 and November 30, 2005. Assets included in the table represent unrealized gains, net of unrealized losses, for situations in which we have a master netting agreement. Similarly, liabilities represent net amounts owed to counterparties. The fair value of assets/liabilities related to derivative contracts at August 31, 2006 and November 30, 2005 represents our net receivable/payable for derivative financial instruments before consideration of securities collateral.

Fair Value of Derivatives and Other Contractual Agreements

	August 31,		November 30,
	2006		2005
In millions	Assets	Liabilities	Assets	Liabilities
Interest rate, currency and credit default swaps and options (1)	$8,531	$5,721	$8,273	$7,128
Foreign exchange forward contracts and options	1,484	1,357	1,970	2,004
Other fixed income securities contracts (including TBAs and forwards)	3,896	1,895	2,241	896
Equity contracts (including equity swaps, warrants and options)	7,846	7,006	5,561	5,532
	$21,757	$15,979	$18,045	$15,560

(1) Includes commodity derivatives.

At August 31, 2006 and November 30, 2005, the fair value of derivative assets included $3.2 billion and $2.6 billion, respectively, related to exchange-traded option and warrant contracts. With respect to OTC contracts, we view our net credit exposure to be $14.7 billion at August 31, 2006 and $10.5 billion at November 30, 2005, representing the fair value of OTC contracts in a net receivable position, after consideration of collateral. Counterparties to our OTC derivative products primarily are U.S. and foreign banks, securities firms, corporations, governments and their agencies, finance companies, insurance companies, investment companies and pension funds. Collateral held related to OTC contracts generally includes U.S. government and federal agency securities.

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

Financial instruments and other inventory positions owned include U.S. government and agency securities, and securities issued by non-U.S. governments, which in the aggregate represented 8% of total assets at August 31, 2006. In addition, collateral held for resale agreements represented approximately 25% of total assets at August 31, 2006, and primarily consisted of securities issued by the U.S. government, federal agencies or non-U.S. governments. Our most significant industry concentration is financial institutions, which includes other brokers and dealers, commercial banks and institutional clients. This concentration arises in the normal course of business.

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

For the nine months ended August 31, 2006 and 2005, we securitized approximately $116 billion and $108 billion of financial assets, including approximately $102 billion and $94 billion of residential mortgages, $12 billion and $9 billion of commercial mortgages, and $2 billion and $5 billion of municipal and other asset-backed financial instruments, respectively. At August 31, 2006 and November 30, 2005, we had approximately $1.4 billion and $700 million, respectively, of non-investment grade interests from our securitization activities (primarily junior security interests in securitizations), comprised of $1.3 billion and $500 million of residential mortgages and $100 million and $200 million of municipal and other asset-backed financial instruments, respectively. We record inventory positions held prior to securitization, including residential and commercial loans, at fair value, as well as any interests held post-securitization. Mark-to-market gains or losses are recorded in Principal transactions in the Consolidated Statement of Income. Fair value is determined based on listed market prices, if available. When market prices are not available, fair value is determined based on valuation pricing models that take into account relevant factors such as discount, credit and prepayment assumptions, and also considers comparisons to similar market transactions.

The following table presents the fair value of our interests in securitizations at August 31, 2006 and November 30, 2005, the key economic assumptions used in measuring the fair value of such interests, and the sensitivity of the fair value of such interests to immediate 10% and 20% adverse changes in the valuation assumptions, as well as the cash flows received on such interests in the securitizations.

Securitization Data

	August 31, 2006			November 30, 2005
	Residential Mortgages			Residential Mortgages
		Non-	Muni		Non-	Muni
	Investment	Investment	and	Investment	Investment	and
Dollars in millions	Grade	Grade	Other	Grade	Grade	Other
Interests in securitizations (in billions)	$5.5	$1.3	$0.5	$6.4	$0.5	$0.5

Weighted-average life (years)	5	6	8	6	5	14

Average CPR (1)	21.7	29.5	1.0	20.8	28.2	1.9
Effect of 10% adverse change	$7	$23	$—	$11	$10	$—
Effect of 20% adverse change	$19	$42	$—	$28	$18	$—

Weighted-average credit loss assumption	0.5%	1.5%	0.1%	0.2%	1.2%	0.3%
Effect of a 10% adverse change	$22	$69	$5	$2	$23	$5
Effect of a 20% adverse change	$60	$138	$10	$6	$44	$11

Weighted-average discount rate	6.4%	17.6%	6.0%	6.6%	15.2%	6.2%
Effect of a 10% adverse change	$127	$62	$44	$155	$22	$41
Effect of a 20% adverse change	$247	$112	$79	$307	$41	$74

In millions	Nine months ended August 31, 2006			Year ended November 30, 2005
Cash flows received on interests in securitizations	$475	$170	$73	$625	$138	$188

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

Mortgage servicing rights. Mortgage servicing rights (“MSRs”) represent the Company’s right to a future stream of cash flows based upon the contractual servicing fee associated with servicing mortgage loans and mortgage-backed securities. Our MSRs generally arise from the securitization of residential mortgage loans that we originate. MSRs are included in Financial instruments and other inventory positions owned on the Consolidated Statements of Financial Condition. At August 31, 2006 and November 30, 2005, the Company has MSRs of approximately $822 million and $561 million, respectively.

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

MSR activities for the nine months ended August 31, 2006 are as follows:

Nine months ended
In millions	August 31, 2006
Balance, November 30, 2005	$561
Additions, net	393
Changes in fair value
Resulting from changes in valuation assumptions	(22)
Paydowns/servicing fees	(143)
Change due to SFAS 156 Adoption	33
Balance, August 31, 2006	$822

The following table shows the main assumptions we used to determine the fair value of our MSRs at August 31, 2006 and the sensitivity of our MSRs to changes in these assumptions.

Mortgage Servicing Rights

Dollars in millions	August 31, 2006
Weighted-average prepayment speed (CPR)	26
Effect of 10% adverse change	$71
Effect of 20% adverse change	$134
Discount rate	9%
Effect of 10% adverse change	$17
Effect of 20% adverse change	$32

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

Contractual servicing fees received in 2006 were approximately $269 million and are classified as Principal Transactions in the Consolidated Statement of Income.

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

We are a dealer in credit default swaps and, as such, we make a market in buying and selling credit protection on single issuers as well as on portfolios of credit exposures. One of the mechanisms we use to mitigate credit risk is to enter into default swaps with SPEs, in which we purchase default protection. In these transactions, the SPE issues credit-linked notes to investors and uses the proceeds to invest in high quality collateral. We pay a premium to the SPE for assuming credit risk under the default swap. Third-party investors in these SPEs are subject to default risk associated with the referenced obligations under the default swap as well as the credit risk of the assets held by the SPE. Our maximum loss associated with our involvement with such credit-linked note transactions is the fair value of our credit default swaps with such SPEs, which amounted to $212 million and $156 million at August 31, 2006 and November 30, 2005, respectively. In addition, our default swaps are secured by the value of the underlying investment-grade collateral held by the SPEs which was $7.3 billion and $5.7 billion at August 31, 2006 and November 30, 2005, respectively. Because the results of our expected loss calculations generally demonstrate the investors in the SPE bear a majority of the entity’s expected losses (because the investors assume default risk associated with both the reference portfolio and the SPE’s assets), we generally are not deemed to be the primary beneficiary of these transactions and therefore do not consolidate such SPEs. However, in certain credit default transactions, generally when we participate in the fixed interest rate risk associated with the underlying collateral through an interest rate swap, we are deemed to be the primary beneficiary of such transactions and therefore have consolidated the SPEs. At August 31, 2006 and November 30, 2005, we consolidated approximately $0.8 billion and $0.6 billion of these credit default transactions, respectively. We record the assets associated with these consolidated credit default transactions as a component of Financial instruments and other inventory positions owned for which principally all of such assets are financed on a non-recourse basis.

We also invest in real estate directly through controlled subsidiaries and through variable interest entities. We consolidate our investments in variable interest real estate entities when we are deemed to be the primary beneficiary. At August 31, 2006 and November 30, 2005, we consolidated approximately $4.2 billion and $4.6 billion, respectively, of real estate-related investments in VIEs for which we did not have a controlling financial interest. We record the assets associated with such consolidated real estate-related investments in VIEs as a component of Financial instruments and other inventory positions owned. After giving effect to non-recourse financing our net investment position in such consolidated VIEs was $2.8 billion and $2.9 billion at August 31, 2006 and November 30, 2005, respectively. See Note 2 to the Consolidated Financial Statements for a further discussion of our real estate held for sale.

In addition, we enter into other transactions with SPEs designed to meet clients’ investment and/or funding needs. See Note 7 to the Consolidated Financial Statements for additional information about these transactions and SPE-related commitments.

Note 4 Securities Received and Pledged as Collateral

We enter into secured borrowing and lending transactions to finance inventory positions, obtain securities for settlement and meet clients’ needs. We receive collateral in connection with resale agreements, securities borrowed transactions, borrow/pledge transactions, client margin loans and derivative transactions. We generally are permitted to sell or repledge these securities held as collateral and use the securities to secure repurchase agreements, enter into securities lending transactions or deliver to counterparties to cover short positions. We carry secured financing agreements on a net basis when permitted under the provisions of FASB Interpretation No. 41, Offsetting of Amounts Related to Certain Repurchase and Reverse Repurchase Agreements (“FIN 41”).

At August 31, 2006 and November 30, 2005, the fair value of securities received as collateral and Financial instruments and other inventory positions owned that have not been sold, repledged or otherwise encumbered totaled approximately $125 billion and $87 billion, respectively. At August 31, 2006 and November 30, 2005, the gross fair value of securities received as collateral that we were permitted to sell or repledge was approximately $612 billion and $528 billion, respectively. Of this collateral, approximately $562 billion and $499 billion at August 31, 2006 and November 30, 2005, respectively, has been sold or repledged, generally as collateral under repurchase agreements or to cover Financial instruments and other inventory positions sold but not yet purchased.

We also pledge our own assets, primarily to collateralize certain financing arrangements. These pledged securities, where the counterparty has the right by contract or custom to rehypothecate the financial instruments, are classified as Financial instruments and other inventory positions owned, pledged as collateral, in the Consolidated Statement of Financial Condition as required by SFAS 140.

The carrying value of Financial instruments and other inventory positions owned that have been pledged or otherwise encumbered to counterparties where those counterparties do not have the right to sell or repledge was approximately $71 billion and $66 billion at August 31, 2006 and November 30, 2005, respectively.

Note 5 Short-Term Borrowings

At August 31, 2006, the Company reclassed borrowings maturing within one year of the financial statement date from long-term to short-term borrowings. Prior period amounts have been reclassified to conform to the current period presentation. Short-term borrowings consist of the following:

	August 31,	November 30,
In millions	2006	2005
Current portion of long-term borrowings	$12,825	$8,410
Commercial paper	1,598	1,776
Other short-term debt	3,815	1,165
Short-term borrowings	$18,238	$11,351

Note 6 Long-Term Borrowings

Long-term borrowings (excluding borrowings with remaining maturities within one year of the financial statement date) increased to $74.0 billion at August 31, 2006 from $53.9 billion at November 30, 2005, due to growth in our assets and the pre-funding of 2007 maturities. The weighted-average maturity of long-term borrowings was 6.3 years and 6.7 years at August 31, 2006 and November 30, 2005, respectively. Senior notes increased to $70.3 billion at August 31, 2006 from $50.5 billion at November 30, 2005, subordinated notes decreased to $1.0 billion at August 31, 2006 from $1.4 billion at November 30, 2005 and junior subordinated notes increased to $2.7 billion at August 31, 2006 from $2.0 billion at November 30, 2005. For additional information about payments and maturities of Long-term borrowings, see the Consolidated Statement of Cash Flows.

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

Credit Facilities

We maintain an unsecured revolving credit agreement with a syndicate of banks under which the banks have committed to provide up to $2.0 billion through February 22, 2009. We also maintain a $1.0 billion multi-currency unsecured, committed revolving credit facility with a syndicate of banks for Lehman Brothers Bankhaus AG (“LBBAG”), with a term of three and a half years expiring in April 2008. We draw upon both facilities on a regular basis (typically 25% to 50% of the time on a weighted-average basis) to provide us with additional sources of long-term funding on an as-needed basis. We have the ability to prepay and redraw any number of times and to retain the proceeds for any term up to the maturity date of the facilities. As a result, we see these facilities as having the same liquidity value as long-term borrowings with the same maturity dates, and we include the drawdowns on these facilities in our reported long-term borrowings to the extent that they are outstanding as of the reporting date.

As of August 31, 2006, there were no borrowings against Holdings’ and LBBAG’s credit facilities, although drawings have been made under these facilities and repaid from time to time during the year. Our ability to borrow under such facilities is conditioned on complying with customary lending conditions and covenants. We have maintained compliance with the material covenants under these credit agreements at all times.

Note 7 Commitments, Contingencies and Guarantees

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

Lending–Related Commitments

The following table summarizes lending-related commitments at August 31, 2006 and November 30, 2005:

						Total
	Amount of Commitment Expiration per Period					Contractual Amount
			2008-	2010-	2012 and	August	November
In millions	2006	2007	2009	2011	Later	31, 2006	30, 2005
High grade (1)	$666	$3,351	$2,758	$9,877	$892	$17,544	$14,039
High yield (2)	1,432	1,738	995	2,160	1,564	7,889	5,172
Mortgage commitments	10,682	149	789	239	46	11,905	9,417
Investment-grade contingent acquisition facilities	440	3,226	—	—	—	3,666	3,915
Non-investment-grade contingent acquisition facilities	5,333	8,211	—	—	817	14,361	4,738
Secured lending transactions, including forward starting resale and repurchase agreements	90,622	8,425	374	210	1,290	100,921	65,782

(1)          We view our net credit exposure for high grade commitments, after consideration of hedges, to be $5.0 billion and $5.4 billion at August 31, 2006 and November 30, 2005, respectively.

(2)          We view our net credit exposure for high yield commitments, after consideration of hedges, to be $6.7 billion and $4.4 billion at August 31, 2006 and November 30, 2005, respectively.

High grade and high yield. Through our high grade and high yield sales, trading and underwriting activities, we make commitments to extend credit in loan syndication transactions. We use various hedging and funding strategies to actively manage our market, credit and liquidity exposures on these commitments. We do not believe total commitments necessarily are indicative of actual risk or funding requirements because the commitments may not be drawn or fully used and such amounts are reported before consideration of hedges. These commitments and any related drawdowns of these facilities typically have fixed maturity dates and are contingent on certain representations, warranties and contractual conditions applicable to the borrower. We define high yield (non-investment grade) exposures as securities of or loans to companies rated BB+ or lower or equivalent ratings by recognized credit rating agencies, as well as non-rated securities or loans that, in management’s opinion, are non-investment grade. We had commitments to investment grade borrowers of $17.5 billion (net credit exposure of $5.0 billion, after consideration of hedges) and $14.0 billion (net credit exposure of $5.4 billion, after consideration of hedges) at August 31, 2006 and November 30, 2005, respectively. We had commitments to non-investment grade borrowers of $7.9 billion (net credit exposure of $6.7 billion, after consideration of hedges) and $5.2 billion (net credit exposure of $4.4 billion, after consideration of hedges) at August 31, 2006 and November 30, 2005, respectively.

Mortgage commitments. Through our mortgage origination platforms we make commitments to extend mortgage loans. We use various hedging and funding strategies to actively manage our market, credit and liquidity exposures on these commitments. We do not believe total commitments necessarily are indicative of actual risk or funding requirements because the commitments may not be drawn or fully used and such amounts are reported before consideration of hedges. At August 31, 2006 and November 30, 2005, we had outstanding mortgage commitments of approximately $11.9 billion and $9.4 billion, respectively, including $7.0 billion and $7.7 billion of residential mortgages and $4.9 billion and $1.7 billion of commercial mortgages. The residential mortgage loan commitments require us to originate mortgage loans at the option of a borrower generally within 90 days at fixed interest rates. We sell residential mortgage loans, once originated, primarily through securitizations.

See Note 3 to the Consolidated Financial Statements for additional information about our securitization activities.

Contingent acquisition facilities. From time to time we provide contingent commitments to investment and non-investment grade counterparties related to acquisition financing. Our expectation is, and our past practice has been, to distribute our obligations under these commitments to third parties through loan syndications if the transaction closes. We do not believe these commitments are necessarily indicative of our actual risk because the borrower may not complete a contemplated acquisition or, if the borrower completes the acquisition, it often will raise funds in the capital markets instead of drawing on our commitment. Additionally, in most cases, the borrower’s ability to draw is subject to there being no material adverse change in the borrower’s financial conditions, among other factors. These commitments also generally contain certain flexible pricing features to adjust for changing market conditions prior to closing. We provided contingent commitments to investment-grade counterparties related to acquisition financing of approximately $3.7 billion and $3.9 billion at August 31, 2006 and November 30, 2005, respectively. In addition, we provided contingent commitments to non-investment-grade counterparties related to acquisition financing of approximately $14.4 billion and $4.7 billion at August 31, 2006 and November 30, 2005, respectively.

Secured lending transactions. In connection with our financing activities, we had outstanding commitments under certain collateralized lending arrangements of approximately $6.5 billion and $5.7 billion at August 31, 2006 and November 30, 2005, respectively. These commitments require borrowers to provide acceptable collateral, as defined in the agreements, when amounts are drawn under the lending facilities. Advances made under these lending arrangements typically are at variable interest rates and generally provide for over-collateralization. In addition, at August 31, 2006, we had commitments to enter into forward starting secured resale and repurchase agreements, primarily secured by government and government agency collateral, of $61.3 billion and $33.1 billion, respectively, compared with $38.6 billion and $21.5 billion, respectively, at November 30, 2005.

Other Commitments and Guarantees

The following table summarizes other commitments and guarantees at August 31, 2006 and November 30, 2005:

						Notional/
	Amount of Commitment Expiration per Period					Maximum Amount
			2008-	2010-	2012 and	August	November
In millions	2006	2007	2009	2011	Later	31, 2006	30, 2005
Derivative contracts (1)	$52,255	$96,857	$113,949	$87,887	$215,690	$566,638	$539,461
Municipal-securities-related commitments	563	681	716	145	2,373	4,478	4,105
Other commitments with special purpose entities	1,194	198	554	617	2,428	4,991	6,321
Standby letters of credit	1,686	548	—	—	—	2,234	2,608
Private equity and other principal investment commitments	125	333	537	116	—	1,111	927

(1)          We believe the fair value of these derivative contracts is a more relevant measure of the obligations because we believe the notional amount overstates the expected payout. At August 31, 2006 and November 30, 2005, the fair value of these derivative contracts approximated $11.3 billion and $9.4 billion, respectively.

Derivative contracts. In accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”), we disclose certain derivative contracts meeting the FIN 45 definition of a guarantee. Under FIN 45, derivative contracts are considered to be guarantees if such contracts require us to make payments to counterparties based on changes in an underlying instrument or index (e.g., security prices, interest rates, and currency rates) and include written credit default swaps, written put options, written foreign exchange and interest rate options. Derivative contracts are not considered guarantees if such contracts are cash settled and we have no basis to determine whether it is probable the derivative counterparty held the related underlying instrument at the inception of the contract. We have determined these conditions have been met for certain large financial institutions. Accordingly, when these conditions are met, we do not include such derivatives in our guarantee disclosures. At August 31, 2006 and November 30, 2005, the maximum payout value of derivative contracts deemed to meet the FIN 45 definition of a guarantee was approximately $567 billion and $539 billion, respectively. For purposes of determining maximum payout, notional values are used; however, we believe the fair value of these contracts is a more relevant measure of these obligations because we believe the notional amounts greatly overstate our expected payout. At August 31, 2006 and November 30, 2005, the fair value of such derivative contracts approximated $11.3 billion and $9.4 billion, respectively. In addition, all amounts included above are before consideration of hedging transactions. We substantially mitigate our risk on these contracts through hedges, using other derivative contracts and/or cash instruments. We manage risk associated with derivative guarantees consistent with our global risk management policies. We record derivative contracts, including those considered to be guarantees, at fair value with related gains and losses recognized in Principal transactions in the Consolidated Statement of Income.

Municipal-securities-related commitments. At August 31, 2006 and November 30, 2005, we had municipal-securities-related commitments of approximately $4.5 billion and $4.1 billion, respectively. Such commitments are principally comprised of liquidity commitments related to trust certificates issued to investors backed by investment grade municipal securities. We believe our liquidity commitments to these trusts involve a low level of risk because our obligations are supported by investment grade securities and generally cease if the underlying assets are downgraded below investment grade or default. In certain instances, we also provide credit default protection to investors in such QSPEs, which approximated $0.5 billion at both August 31, 2006 and November 30, 2005.

Other commitments with SPEs. In addition to the municipal-securities-related commitments, we make certain liquidity commitments and guarantees associated with VIEs. We provided liquidity of approximately $1.2 billion and $1.9 billion at August 31, 2006 and November 30, 2005, respectively, which represented our maximum exposure to loss, to commercial paper conduits in support of certain clients’ secured financing transactions. However, we believe our actual risk to be limited because such liquidity commitments are supported by over-collateralization with investment grade collateral.

In addition, we provide limited downside protection guarantees to investors in certain VIEs. In such instances, we provide investors a guaranteed return of their initial principal investment. Our maximum exposure to loss under such commitments was approximately $3.8 billion and $3.2 billion at August 31, 2006 and November 30, 2005, respectively. We believe our actual risk to be limited because our obligations are collateralized by the VIEs’ assets and contain significant constraints under which such downside protection will be available (e.g., the VIE is required to liquidate assets in the event certain loss levels are triggered).

We also provided a guarantee totaling $1.2 billion at November 30, 2005 of collateral in a multi-seller conduit backed by short-term commercial paper assets. This commitment provided us with access to contingent liquidity of $1.2 billion as of November 30, 2005 in the event we had greater than anticipated draws under our lending commitments. This commitment expired in June 2006.

Standby letters of credit. At August 31, 2006 and November 30, 2005, we were contingently liable for $2.2 billion and $2.6 billion, respectively, of letters of credit primarily used to provide collateral for securities and commodities borrowed and to satisfy margin deposits at option and commodity exchanges.

Private equity and other principal investments. At August 31, 2006 and November 30, 2005, we had private equity and other principal investment commitments of approximately $1.1 billion and $0.9 billion, respectively.

Other. In the normal course of business, we provide guarantees to securities clearinghouses and exchanges. These guarantees generally are required under the standard membership agreements, such that members are required to guarantee the performance of other members. To mitigate these performance risks, the exchanges and clearinghouses often require members to post collateral.

In connection with certain asset sales and securitization transactions, we often make customary representations and warranties about the assets. Violations of these representations and warranties, such as early payment defaults by borrowers, may require us to repurchase loans previously sold, or indemnify the purchaser against any losses. To mitigate these risks, to the extent the assets being securitized may have been originated by third parties, we generally obtain equivalent representations and warranties from these third parties when we acquire the assets. We have established reserves which we believe to be adequate in connection with such representations and warranties.

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

Income Taxes

We are continuously under audit examination by the Internal Revenue Service (“IRS”) and other tax authorities in jurisdictions in which we conduct significant business activities, such as the United Kingdom, Japan and various U.S. states and localities. We regularly assess the likelihood of additional tax assessments in each of these tax jurisdictions and the related impact on our Consolidated Financial Statements. We have established tax reserves, which we believe to be adequate, in relation to the potential for additional tax assessments. Once established, tax reserves are adjusted only when additional information is obtained or an event occurs requiring a change to such tax reserves.

During the third quarter of 2006, the IRS completed its 1997 through 2000 US federal income tax examination, which resulted in unresolved issues asserted by the IRS that challenge certain of our tax positions (the “proposed adjustments”). We believe that our tax positions comply with the applicable tax law and intend to vigorously dispute the proposed adjustments through applicable IRS and judicial procedures, as appropriate. We believe that we have adequate tax reserves in relation to these unresolved issues. However, it is possible that amounts greater than our reserves could be incurred, which we estimate would not exceed $100 million.

Litigation

In the normal course of business we have been named as a defendant in a number of lawsuits and other legal and regulatory proceedings. Such proceedings include actions brought against us and others with respect to transactions in which we acted as an underwriter or financial advisor, actions arising out of our activities as a broker or dealer in securities and commodities and actions brought on behalf of various classes of claimants against many securities firms, including us. We provide for potential losses that may arise out of legal and regulatory proceedings to the extent such losses are probable and can be estimated. Although there can be no assurance as to the ultimate outcome, we generally have denied, or believe we have a meritorious defense and will deny, liability in all significant cases pending against us, and we intend to defend vigorously each such case. Based on information currently available, we believe the amount, or range, of reasonably possible losses in excess of established reserves not to be material to the Company’s consolidated financial condition or cash flows. However, losses may be material to our operating results for any particular future period, depending on the level of income for such period.

Note 8 Earnings per Share and Stockholders’ Equity

Earnings per common share was calculated as follows:

	Three Months		Nine Months
	Ended August 31,		Ended August 31,
In millions, except per share data	2006	2005	2006	2005
Numerator:
Income before cumulative effect of accounting change	$916	$879	$2,956	$2,437
Cumulative effect of accounting change	—	—	47	—
Preferred stock dividends	(17)	(15)	(49)	(54)
Numerator for basic earnings per share—net income applicable to common stock	$899	$864	$2,954	$2,383
Denominator:
Denominator for basic earnings per share—weighted-average common shares	540.9	557.3	544.2	557.8
Effect of dilutive securities:
Employee stock options	27.7	24.7	29.4	24.8
Restricted stock units	4.7	5.4	6.6	5.2
Dilutive potential common shares	32.4	30.1	36.0	30.0
Denominator for diluted earnings per share—weighted average common and dilutive potential common shares (1)	573.3	587.4	580.2	587.8
Earnings per Basic Share
Before cumulative effect of accounting change	$1.66	$1.55	$5.34	$4.27
Cumulative effect of accounting change	—	—	.09	—
Earnings per basic share	$1.66	$1.55	$5.43	$4.27
Earnings per Diluted Share
Before cumulative effect of accounting change	$1.57	$1.47	$5.01	$4.05
Cumulative effect of accounting change	—	—	.08	—
Earnings per diluted share	$1.57	$1.47	$5.09	$4.05

(1) Anti-dilutive options and restricted stock units excluded from the calculations of diluted earnings per share	7.9	—	5.6	6.4

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

Note 9 Regulatory Requirements

Holdings is regulated by the Securities and Exchange Commission (“SEC”) as a consolidated supervised entity (“CSE”). As such, it is subject to group-wide supervision and examination by the SEC, and must comply with rules regarding the measurement, management and reporting of market, credit, liquidity, legal and operational risk. As of August 31, 2006, Holdings was in compliance with the CSE capital requirements and held allowable capital in excess of the minimum capital requirements on a consolidated basis.

In the United States, LBI and Neuberger Berman, LLC (“NBLLC”) are broker dealers that are subject to Rule 15c3-1 of the SEC and Rule 1.17 of the Commodity Futures Trading Commission, which specify minimum net capital requirements for their registrants.

LBI elected to and was approved by the SEC to use the alternative method of computing net capital under Rule 15c3-1. The alternative net capital method allows companies to calculate net capital charges for market and derivative-related credit risk using internal risk models. As of August 31, 2006, LBI’s net capital of $5.0 billion was substantially in excess of its minimum capital requirement. LBI also is required to hold tentative net capital in excess of $1 billion in accordance with the market and credit risk standards of Appendix E of Rule 15c3-1 and is required to notify the SEC in the event that its tentative net capital is less than $5 billion. As of August 31, 2006, LBI had tentative net capital well in excess of both the minimum and notification requirements.

NBLLC is required to maintain a minimum capital requirement of not less than the greater of 2% of aggregate debit items arising from client transactions, as defined, or 4% of funds required to be segregated for clients’ regulated commodity accounts, as defined. As of August 31, 2006, NBLLC had regulatory net capital, as defined, of $346 million, which exceeded the minimum net capital requirement by $331 million.

LBIE, a United Kingdom registered broker-dealer and subsidiary of Holdings, is subject to the capital requirements of the Financial Services Authority (“FSA”) of the United Kingdom. Financial resources, as defined, must exceed the total financial resources requirement of the FSA. At August 31, 2006, LBIE’s financial resources of approximately $7.6 billion exceeded the minimum requirement by approximately $1.9 billion. LBJ’s Tokyo branch, a regulated broker-dealer, is subject to the capital requirements of the Financial Services Agency and, at August 31, 2006, had net capital of approximately $708 million, which was approximately $283 million in excess of the specified levels required.

Lehman Brothers Bank, FSB (the “Bank”), our thrift subsidiary, is regulated by the Office of Thrift Supervision (“OTS”). Lehman Brothers Commercial Bank (the “Industrial Bank”), our Utah industrial bank subsidiary established during 2005, is regulated by the Utah Department of Financial Institutions and the Federal Deposit Insurance Corporation. The Bank and the Industrial Bank exceed all regulatory capital requirements and are considered to be well capitalized as of August 31, 2006. Lehman Brothers Bankhaus AG (“Bankhaus”), a German commercial bank, is subject to the capital requirements of the Federal Financial Supervisory Authority of the German Federal Republic. At August 31, 2006, Bankhaus’ financial resources, as defined, exceed its minimum financial resources requirement. Overall, these bank institutions have raised $21.2 billion and $14.8 billion of customer deposit liabilities as of August 31, 2006 and November 30, 2005, respectively.

In addition, our “AAA” rated derivatives subsidiaries, Lehman Brothers Financial Products Inc. (“LBFP”) and Lehman Brothers Derivative Products Inc. (“LBDP”), have established certain capital and operating restrictions that are reviewed by various rating agencies. At August 31, 2006, LBFP and LBDP each had capital that exceeded the requirements of the rating agencies. Certain other subsidiaries are subject to various securities, commodities and banking regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. At August 31, 2006, these other subsidiaries were in compliance with their applicable local capital adequacy requirements.

Note 10 Share-Based Employee Incentive Plans

We adopted the fair value recognition provisions for share-based awards pursuant to SFAS 123(R) effective December 1, 2005. See Note 1 “Summary of Significant Accounting Policies – Accounting Changes and Other Accounting Developments” for a further discussion. The following disclosures are also being provided pursuant to the requirements of SFAS 123(R).

We sponsor several share-based employee incentive plans. Amortization of compensation costs for grants awarded under these plans was approximately $247 million and $152 million during the three months ended August 31, 2006 and 2005, respectively, and approximately $747 million and $514 million during the nine months ended August 31, 2006 and 2005, respectively. The total income tax benefit recognized in the Consolidated Statement of Income for these plans was $102 million and $66 million for the three months ended August 31, 2006 and 2005, respectively, and $309 million and $223 million for the nine months ended August 31, 2006 and 2005, respectively.

At August 31, 2006, unrecognized compensation cost related to nonvested stock option and RSU awards totaled $1.8 billion. The cost of these non-vested awards is expected to be recognized over a weighted-average period of approximately three years.

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

The following table sets forth the pro forma compensation cost that would have been reported for the three and nine months ended August 31, 2006 and 2005 if share-based awards granted to retirement-eligible employees, and those with non-substantive non-compete agreements had been expensed immediately as required by SFAS 123(R):

Pro Forma Compensation Cost

	Three Months		Nine Months
	Ended August 31,		Ended August 31,
In millions	2006	2005	2006	2005
Compensation and benefits, as reported	$2,060	$1,906	$6,434	$5,415
Effect of immediately expensing share-based awards granted to retirement-eligible employees (1)	(156)	129	(479)	328
Pro forma compensation and benefits costs	$1,904	$2,035	$5,955	$5,743

(1)   The 2006 pro forma impact represents the presumed benefit as if we immediately had amortized pre-2006 awards granted to retirement eligible employees and those with non-substantive non-compete agreements, as these awards would have been expensed as of the grant date. Compensation and benefits, as reported for 2006, includes the amortization of such pre-2006 awards. The adoption of SFAS 123(R) did not have a material effect on compensation and benefits expense for the three or nine months ended August 31, 2006, and is not expected to have a material impact on fiscal 2006 compensation and benefits expense. See Note 1, “Summary of Significant Accounting Policies—Accounting Changes and Other Accounting Developments.”

Share-Based Employee Incentive Plans

We sponsor several share-based employee incentive plans. The total number of shares of common stock remaining available for future awards under these plans at August 31, 2006, was 47.7 million (not including shares that may be returned to the Stock Incentive Plan as described below).

1994 and 1996 Management Ownership Plans and Employee Incentive Plan. The Lehman Brothers Holdings Inc. 1994 Management Ownership Plan (the “1994 Plan”), the Lehman Brothers Holdings Inc. 1996 Management Ownership Plan (the “1996 Plan”), and the Lehman Brothers Holdings Inc. Employee Incentive Plan (the “EIP”) all expired following the completion of their various terms. These plans provided for the issuance of RSUs, performance stock units (“PSUs”), stock options and other share-based awards to eligible employees. At August 31, 2006, awards with respect to 607.9 million shares of common stock have been made under these plans, of which 188.0 million are outstanding and 419.9 million have been converted to freely transferable common stock. An additional 0.4 million shares authorized for issuance under the 1994 Plan have been reserved solely for issuance in respect of dividends on outstanding awards under the 1994 Plan.

Stock Incentive Plan. The Stock Incentive Plan (the “SIP”) has a 10-year term ending in May 2015, with provisions similar to the previous plans, and authorization to issue up to 20.0 million shares of common stock. The 34.3 million shares authorized for issuance under the 1996 Plan and the EIP that remained unawarded upon their expiration (including forfeitures, but less any shares that may be issued in respect of dividends on outstanding awards under those plans) are also available for awards under the SIP. In addition, shares subject to awards under the 1996 Plan, the EIP and the SIP, but which are not subsequently issued, will become available for new awards under the SIP. Awards with respect to 8.0 million shares of common stock have been made under the SIP as of August 31, 2006, most of which are outstanding.

1999 Long-Term Incentive Plan. The 1999 Neuberger Berman Inc. Long-Term Incentive Plan (the “LTIP”) provides for the grant of restricted stock, restricted units, incentive stock, incentive units, deferred shares, supplemental units and stock options. The total number of shares of common stock that may be issued under the LTIP is 15.4 million. At August 31, 2006, awards with respect to approximately 14.0 million shares of common stock had been made under the LTIP, of which 6.1 million were outstanding.

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

The following table summarizes RSU activity during the nine months ended August 31, 2006:

Restricted Stock Units

		Weighted Average
	Number	Grant Date
	of RSUs	Fair Value
Outstanding, November 30, 2005	120,417,674	$38.35
Granted	1,775,636	65.54
Canceled	(1,831,221)	42.99
Converted to common stock without restrictions	(6,719,847)	30.51
Outstanding, August 31, 2006	113,642,242	$39.16
Common stock held in RSU Trust	(72,996,258)
Outstanding, net of common stock held in RSU trust	40,645,984

The fair value of RSUs converted to common stock without restrictions during the nine months ended August 31, 2006 was $441 million. Compensation costs previously recognized and tax benefits recognized in equity upon issuance of these awards were approximately $310 million.

Of the RSUs outstanding at August 31, 2006, approximately 80.6 million were amortized and included in basic earnings per share, approximately 4.6 million will be amortized during the remainder of 2006, and the remainder will be amortized subsequent to November 30, 2006.

Included in the previous table are PSUs awarded to certain senior officers prior to 2004. The number of PSUs that may be earned is dependent on achieving certain performance levels within predetermined performance periods. During the performance period, these PSUs are accounted for as variable awards. At the end of a performance period, any PSUs earned will convert one-for-one to RSUs that then vest in three or more years. At August 31, 2006, approximately 22.3 million PSUs had been awarded, of which 10.8 million remain outstanding (inclusive of dividends), subject to vesting and transfer restrictions. The compensation cost for the RSUs payable in satisfaction of PSUs is accrued over the combined performance and vesting periods.

Stock Options

Eligible employees receive stock options, in lieu of cash, as a portion of their total compensation. Such options generally become exercisable over a one- to five-year period and generally expire 10 years from the date of grant, subject to accelerated expiration upon termination of employment.

We use the Black-Scholes option-pricing model to measure the fair value of stock options granted to employees. Stock options granted have exercise prices equal to the market price of our common stock on the grant date. The principal assumptions utilized in valuing options and our methodology for estimating such model inputs include: 1) risk-free interest rate - estimate is based on the yield of U.S. zero coupon securities with a maturity equal to the expected life of the option, 2) expected volatility - estimate is based on the historical volatility of our common stock for the three years preceding the award date, the implied volatility of market-traded options on our common stock on the grant date and other factors and 3) expected option life - estimate is based on internal studies of historical experience and projected exercise behavior based on different employee groups and specific option characteristics, including the effect of employee terminations. Based on the results of the model, the weighted-average fair value of stock options granted during the nine months ended August 31, 2006 was $17.55. The weighted-average assumptions used during the nine months ended August 31, 2006 were as follows:

Weighted Average Black-Scholes Assumptions

Risk-free interest rate	4.55%
Expected volatility	23.07%
Dividends per share	$0.48
Expected life	4.6 years

The following table summarizes stock option activity during the nine months ended August 31, 2006:

Stock Option Activity

		Weighted-Average	Expiration
	Options	Exercise Price	Dates
Outstanding, November 30, 2005	101,750,326	$31.36	12/05—11/15
Granted	2,670,400	66.14
Exercised	(16,376,690)	28.70
Canceled	(348,810)	31.41
Outstanding, August 31, 2006	87,695,226	$32.92	09/06—05/16

The total intrinsic value of stock options exercised during the nine months ended August 31, 2006 was $669 million for which compensation costs previously recognized and tax benefits recognized in equity upon issuance totaled approximately $271 million. Cash received from the exercise of stock options during the nine months ended August 31, 2006 totaled $470 million.

The table below provides additional information related to stock options outstanding at August 31, 2006:

Stock Options

	Outstanding,
Dollars in millions, except per share data	Net of Expected	Options
August 31, 2006	Forfeitures	Exercisable
Number of options	86,206,967	37,748,350
Weighted-average exercise price	$32.75	$27.32
Aggregate intrinsic value	$2,677	$1,377
Weighted-average remaining contractual term, in years	4.9	4.1

At August 31, 2006, the intrinsic value of vested options was approximately $1.4 billion for which compensation cost previously recognized and tax benefits expected to be recognized in equity, upon issuance, are approximately $603 million.

Restricted Stock

At August 31, 2006 there were approximately 726,700 shares of restricted stock outstanding. The fair value of the 353,994 shares of restricted stock that became freely tradable during the nine months ended August 31, 2006 was $24 million.

Stock Repurchase Program

We maintain a stock repurchase program to manage our equity capital. Our stock repurchase program is effected through regular open-market purchases, as well as through employee transactions where employees tender shares of common stock to pay for the exercise price of stock options and the required tax withholding obligations upon option exercises and conversion of restricted stock units to freely-tradable common stock. For 2006, our Board of Directors has authorized the repurchase, subject to market conditions, of up to 80 million shares of Holdings’ common stock for the management of our equity capital, including approximately 55 million shares estimated for offsetting the 2006 dilution due to equity-based award plans. Our Board also authorized the repurchase in 2006, subject to market conditions, of up to an additional 30 million shares, for the possible acceleration of repurchases to offset a portion of 2007 dilution due to equity-based award plans. During the three and nine months ended August 31, 2006, we repurchased approximately 11.0 million and 33.6 million shares, respectively, of our common stock through open-market purchases at an aggregate cost of $705 million and $2.3 billion, respectively, or $64.09 per share and $67.91 per share, respectively. In addition, we withheld approximately 0.9 million and 5.5 million shares, respectively, of common stock from employees at an equivalent cost of $55 million and $381 million, respectively.

In connection with awards made under our share-based employee incentive plans, we are authorized to issue shares of common stock held in treasury or newly-issued shares.

Note 11 Employee Benefit Plans

We provide both funded and unfunded noncontributory defined benefit pension plans for the majority of our employees worldwide. In addition, we provide certain other postretirement benefits, primarily health care and life insurance, to eligible employees. The following table presents the components of net periodic cost related to these plans for the three and nine months ended August 31, 2006 and 2005:

Components of Net Periodic Cost

					Postretirement
	U.S. Pensions		Non-U.S. Pensions		Benefits
In millions	2006	2005	2006	2005	2006	2005
Three months ended August 31,
Service cost	$11	$10	$2	$2	$1	$—
Interest cost	15	13	5	4	1	1
Expected return on plan assets	(19)	(18)	(7)	(6)	—	—
Amortization of net actuarial loss	7	8	3	2	—	—
Amortization of prior service cost	1	1	—	—	—	—
Net periodic cost	$15	$14	$3	$2	$2	$1

Nine months ended August 31,
Service cost	$32	$30	$6	$6	$1	$1
Interest cost	45	41	15	14	3	3
Expected return on plan assets	(57)	(56)	(20)	(18)	—	—
Amortization of net actuarial loss	21	24	8	8	—	—
Amortization of prior service cost	3	3	—	—	—	—
Net periodic cost	$44	$42	$9	$10	$4	$4

Expected Contributions for the Fiscal Year Ending November 30, 2006

We do not expect it to be necessary to contribute to our U.S. pension plans in the fiscal year ending November 30, 2006. We expect to contribute approximately $30 million to our non-U.S. pension plans in the fiscal year ending November 30, 2006.

Note 12 Business Segments and Geographic Information

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

Our business segment information for the three and nine months ended August 31, 2006 and 2005 is prepared using the following methodologies:

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

Business Segments

	Investment	Capital	Investment
In millions	Banking	Markets	Management	Total
Three months ended August 31, 2006
Gross revenues	$726	$10,378	$623	$11,727
Interest expense	—	7,531	18	7,549
Net revenues	726	2,847	605	4,178
Depreciation and amortization expense	11	98	21	130
Other expenses	584	1,635	462	2,681
Income before taxes	$131	$1,114	$122	$1,367
Segment assets (billions)	$1.1	$464.9	$7.7	$473.7

Three months ended August 31, 2005
Gross revenues	$815	$7,299	$525	$8,639
Interest expense	—	4,773	14	4,787
Net revenues	815	2,526	511	3,852
Depreciation and amortization expense	9	77	20	106
Other expenses	502	1,586	365	2,453
Income before taxes	$304	$863	$126	$1,293
Segment assets (billions)	$1.1	$377.0	$6.2	$384.3

Nine months ended August 31, 2006
Gross revenues	$2,302	$29,432	$1,815	$33,549
Interest expense	—	20,461	38	20,499
Net revenues	2,302	8,971	1,777	13,050
Depreciation and amortization expense	31	284	65	380
Other expenses	1,746	5,158	1,350	8,254
Income before taxes and cumulative effect of accounting change	$525	$3,529	$362	$4,416
Segment assets (billions)	$1.1	$464.9	$7.7	$473.7

Nine months ended August 31, 2005
Gross revenues	$2,077	$19,822	$1,466	$23,365
Interest expense	—	12,379	46	12,425
Net revenues	2,077	7,443	1,420	10,940
Depreciation and amortization expense	27	230	61	318
Other expenses	1,381	4,583	1,046	7,010
Income before taxes	$669	$2,630	$313	$3,612
Segment assets (billions)	$1.1	$377.0	$6.2	$384.3

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

Net Revenues by Geographic Region

	Three Months		Nine Months
	Ended August 31,		Ended August 31,
In millions	2006	2005	2006	2005
Europe	$1,161	$855	$3,370	$2,687
Asia Pacific and other	429	427	1,550	1,226
Total Non-U.S.	1,590	1,282	4,920	3,913
U.S.	2,588	2,570	8,130	7,027
Net revenues	$4,178	$3,852	$13,050	$10,940

Note 13 Condensed Consolidating Financial Statement Schedules

LBI, a wholly-owned subsidiary of Holdings, had approximately $1.1 billion of debt securities outstanding at August 31, 2006 that were issued in registered public offerings and were therefore subject to the reporting requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934. Holdings has fully and unconditionally guaranteed these outstanding debt securities of LBI (and any debt securities of LBI that may be issued in the future under these registration statements), which, together with the information presented in this Note 13, allows LBI to avail itself of an exemption provided by SEC rules from the requirement to file separate LBI reports under the Exchange Act. See Note 12 to the 2005 Consolidated Financial Statements included in the Form 10-K for a discussion of restrictions on the ability of Holdings to obtain funds from its subsidiaries by dividend or loan.

The following schedules set forth our condensed consolidating statements of income for the three and nine months ended August 31, 2006 and 2005, our condensed consolidating balance sheets at August 31, 2006 and November 30, 2005, and our condensed consolidating statements of cash flows for the nine months ended August 31, 2006 and 2005. In the following schedules, “Holdings” refers to the unconsolidated balances of Holdings, “LBI” refers to the unconsolidated balances of Lehman Brothers Inc. and “Other Subsidiaries” refers to the combined balances of all other subsidiaries of Holdings. “Eliminations” represents the adjustments necessary to (a) eliminate intercompany transactions and (b) eliminate our investments in subsidiaries.

Condensed Consolidating Statement of Income

			Other
In millions	Holdings	LBI	Subsidiaries	Eliminations	Total

Three months ended August 31, 2006
Net revenues	$153	$1,376	$2,649	$—	$4,178
Equity in net income of subsidiaries	1,002	111	—	(1,113)	—
Total non-interest expenses	230	942	1,639	—	2,811
Income before taxes	925	545	1,010	(1,113)	1,367
Provision for income taxes	9	169	273	—	451
Net income	$916	$376	$737	$(1,113)	$916

Three months ended August 31, 2005
Net revenues	$41	$1,139	$2,672	$—	$3,852
Equity in net income of subsidiaries	1,145	123	—	(1,268)	—
Total non-interest expenses	508	813	1,238	—	2,559
Income before taxes	678	449	1,434	(1,268)	1,293
Provision (benefit) for income taxes	(201)	124	491	—	414
Net income	$879	$325	$943	$(1,268)	$879

Nine months ended August 31, 2006
Net revenues	$(317)	$4,930	$8,437	$—	$13,050
Equity in net income of subsidiaries	3,487	385	—	(3,872)	—
Total non-interest expenses	643	3,209	4,782	—	8,634
Income before taxes and cumulative effect of accounting change	2,527	2,106	3,655	(3,872)	4,416
Provision (benefit) for income taxes	(451)	668	1,243	—	1,460
Income before cumulative effect of accounting change	2,978	1,438	2,412	(3,872)	2,956
Cumulative effect of accounting change	25	22	—	—	47
Net income	$3,003	$1,460	$2,412	$(3,872)	$3,003

Nine months ended August 31, 2005
Net revenues	$(183)	$3,171	$7,952	$—	$10,940
Equity in net income of subsidiaries	3,105	486	—	(3,591)	—
Total non-interest expenses	1,173	2,268	3,887	—	7,328
Income before taxes	1,749	1,389	4,065	(3,591)	3,612
Provision (benefit) for income taxes	(688)	329	1,534	—	1,175
Net income	$2,437	$1,060	$2,531	$(3,591)	$2,437

Condensed Consolidating Balance Sheet at August 31, 2006

			Other
In millions	Holdings	LBI	Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$1,191	$609	$6,811	$(4,444)	$4,167
Cash and securities segregated and on deposit for regulatory and other purposes	51	2,716	2,969	—	5,736
Financial instruments and other inventory positions owned and Securities received as collateral	19,228	65,864	168,276	(43,830)	209,538
Collateralized agreements	—	146,412	73,755	—	220,167
Receivables and other assets	5,480	9,468	27,721	(8,540)	34,129
Due from subsidiaries	85,827	61,286	403,775	(550,888)	—
Equity in net assets of subsidiaries	18,628	1,414	43,125	(63,167)	—
Total assets	$130,405	$287,769	$726,432	$(670,869)	$473,737

Liabilities and stockholders’ equity
Short-term borrowings	$9,680	$421	$8,194	$(57)	$18,238
Financial instruments and other inventory positions sold but not yet purchased and Obligation to return securities received as collateral	421	48,013	119,641	(42,158)	125,917
Collateralized financing	7,445	84,497	72,775	—	164,717
Accrued liabilities and other payables	1,799	19,667	61,620	(10,651)	72,435
Due to subsidiaries	40,438	125,166	349,409	(515,013)	—
Long-term borrowings	52,226	5,836	55,795	(39,823)	74,034
Total liabilities	112,009	283,600	667,434	(607,702)	455,341
Commitments and contingencies
Total stockholders’ equity	18,396	4,169	58,998	(63,167)	18,396
Total liabilities and stockholders’ equity	$130,405	$287,769	$726,432	$(670,869)	$473,737

Condensed Consolidating Balance Sheet at November 30, 2005

			Other
In millions	Holdings	LBI	Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$4,053	$447	$2,434	$(2,034)	$4,900
Cash and securities segregated and on deposit for regulatory and other purposes	48	2,806	2,890	—	5,744
Financial instruments and other inventory positions owned and Securities received as collateral	22,087	56,936	154,023	(50,633)	182,413
Collateralized agreements	—	126,399	58,265	—	184,664
Receivables and other assets	4,382	10,268	25,869	(8,177)	32,342
Due from subsidiaries	56,195	37,768	289,590	(383,553)	—
Equity in net assets of subsidiaries	16,062	1,221	35,625	(52,908)	—
Total assets	$102,827	$235,845	$568,696	$(497,305)	$410,063

Liabilities and stockholders’ equity
Short-term borrowings	$6,118	$418	$4,815	$—	$11,351
Financial instruments and other inventory positions sold but not yet purchased and Obligation to return securities received as collateral	238	55,224	109,685	(49,595)	115,552
Collateralized financing	13,158	70,739	68,528	—	152,425
Accrued liabilities and other payables	1,570	19,050	48,202	(8,780)	60,042
Due to subsidiaries	27,486	81,007	247,235	(355,728)	—
Long-term borrowings	37,463	5,619	41,111	(30,294)	53,899
Total liabilities	86,033	232,057	519,576	(444,397)	393,269
Commitments and contingencies
Total stockholders’ equity	16,794	3,788	49,120	(52,908)	16,794
Total liabilities and stockholders’ equity	$102,827	$235,845	$568,696	$(497,305)	$410,063

Condensed Consolidating Statement of Cash Flows for the Nine months ended August 31, 2006

			Other
In millions	Holdings	LBI	Subsidiaries	Eliminations	Total
Cash Flows from Operating Activities
Net income	$3,003	$1,460	$2,412	$(3,872)	$3,003
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in income of subsidiaries	(3,487)	(385)	—	3,872	—
Depreciation and amortization	109	21	250	—	380
Amortization of deferred stock compensation	747	—	—	—	747
Cumulative effect of accounting change	(25)	(22)	—	—	(47)
Other adjustments	15	—	—	—	15
Net change in:
Cash and securities segregated and on deposit for regulatory and other purposes	(3)	90	(79)	—	8
Financial instruments and other inventory positions owned	3,628	(8,932)	(12,841)	(6,740)	(24,885)
Financial instruments and other inventory positions sold but not yet purchased	183	(7,211)	9,756	7,366	10,094
Collateralized agreements and collateralized financing, net	(5,713)	(6,255)	(11,243)	—	(23,211)
Other assets and payables, net	(1,141)	1,470	12,925	(2,539)	10,715
Due to/from affiliates, net	(16,680)	20,641	(12,011)	8,050	—
Net cash (used in) provided by operating activities	(19,364)	877	(10,831)	6,137	(23,181)

Cash Flows from Investing Activities
Dividends received/(paid)	1,752	(800)	(952)	—	—
Purchase of property, equipment and leasehold improvements, net	(256)	(27)	(121)	—	(404)
Business acquisitions, net of cash acquired	—	—	(206)	—	(206)
Capital contributions from/to subsidiaries, net	(614)	(100)	714	—	—
Net cash provided by (used in) investing activities	882	(927)	(565)	—	(610)

Cash Flows from Financing Activities
Derivative contracts with a financing element	—	—	200	—	200
Tax benefit from the issuance of stock-based awards	376	—	—	—	376
Issuance (payments) of short-term borrowings, net	19	5	2,505	(57)	2,472
Issuance of long-term borrowings	24,418	516	22,366	(9,686)	37,614
Principal payments of long-term borrowings, including the current portion of long-term borrowings	(7,122)	(309)	(9,298)	1,196	(15,533)
Issuance of common stock	111	—	—	—	111
Issuance of treasury stock	358	—	—	—	358
Purchase of treasury stock	(2,282)	—	—	—	(2,282)
Dividends paid	(258)	—	—	—	(258)
Net cash provided by (used in) financing activities	15,620	212	15,773	(8,547)	23,058

Net change in cash and cash equivalents	(2,862)	162	4,377	(2,410)	(733)
Cash and cash equivalents, beginning of period	4,053	447	2,434	(2,034)	4,900
Cash and cash equivalents, end of period	$1,191	$609	$6,811	$(4,444)	$4,167

Condensed Consolidating Statement of Cash Flows for the Nine Months Ended August 31, 2005

			Other
In millions	Holdings	LBI	Subsidiaries	Eliminations	Total
Cash Flows from Operating Activities
Net income	$2,437	$1,060	$2,531	$(3,591)	$2,437
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in income of subsidiaries	(3,105)	(486)	—	3,591	—
Depreciation and amortization	87	22	209	—	318
Tax benefit from issuance of stock-based awards	393	—	—	—	393
Amortization of deferred stock compensation	514	—	—	—	514
Other adjustments	16	—	7	—	23
Net change in:
Cash and securities segregated and on deposit	—	(512)	66	—	(446)
Financial instruments and other inventory positions owned	(9,696)	(1,572)	(16,622)	3,785	(24,105)
Financial instruments and other inventory positions sold but not yet purchased	(36)	9,208	(4,496)	(4,098)	578
Collateralized agreements and collateralized financing, net	6,926	(21,483)	19,175	—	4,618
Other assets and payables, net	312	4,383	2,795	(429)	7,061
Due to/from affiliates, net	(1,117)	8,879	(13,308)	5,546	—
Net cash (used in) provided by operating activities	(3,269)	(501)	(9,643)	4,804	(8,609)

Cash Flows from Investing Activities
Dividends received / (paid)	1,473	(500)	(973)	—	—
Purchase of property, equipment and leasehold improvements, net	(146)	(32)	(116)	—	(294)
Capital contributions from/to subsidiaries, net	(974)	—	974	—	—
Net cash provided by (used in) investing activities	353	(532)	(115)	—	(294)

Cash Flows from Financing Activities
Derivative contracts with a financing element	—	—	312	—	312
Issuance (payments) of short-term borrowings, net	220	324	226	—	770
Issuance of long-term borrowings	9,813	500	12,744	(5,020)	18,037
Principal payments of long-term borrowings, including the current portion of long-term borrowings	(6,143)	(95)	(3,783)	206	(9,815)
Issuance of common stock	215	—	—	—	215
Issuance of treasury stock	788	—	—	—	788
Purchase of treasury stock	(2,072)	—	—	—	(2,072)
Purchase and retirement of preferred stock	(250)	—	—	—	(250)
Dividends paid	(229)	—	—	—	(229)
Net cash provided by (used in) financing activities	2,342	729	9,499	(4,814)	7,756
Net change in cash and cash equivalents	(574)	(304)	(259)	(10)	(1,147)
Cash and cash equivalents, beginning of period	1,940	557	2,943	—	5,440
Cash and cash equivalents, end of period	$1,366	$253	$2,684	$(10)	$4,293

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Lehman Brothers Holdings Inc.

We have reviewed the consolidated statement of financial condition of Lehman Brothers Holdings Inc. and Subsidiaries (the “Company”) as of August 31, 2006, and the related consolidated statement of income for the three-month and nine-month periods ended August 31, 2006 and 2005 and the consolidated statement of cash flows for the nine-month periods ended August 31, 2006 and 2005. These financial statements are the responsibility of the Company’s management.

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

October 10, 2006

LEHMAN BROTHERS HOLDINGS INC.

PART I—FINANCIAL INFORMATION

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

All references in this MD&A to the 2006 and 2005 three and nine months refer to our three- and nine-month fiscal periods ended August 31, 2006 and 2005, or the last day of such fiscal periods, as the context requires, and all references to quarters are to our fiscal quarters, unless specifically stated otherwise. All share and per share amounts have been retroactively adjusted for the two-for-one common stock split, effected in the form of a 100% stock dividend, which became effective April 28, 2006. See Note 8 to the Consolidated Financial Statements and “2-for-1 Stock Split” in this MD&A for more information.

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

Executive Overview(1)

Summary of Results

We achieved our third best quarterly results ever, trailing only the first two quarters of 2006. For the first nine months of 2006, we reported record net revenues, net income and diluted earnings per share, driven by record net revenues in each of our three business segments and in each of our three geographic regions.

Net income totaled $916 million and $3.0 billion in the 2006 three and nine months, respectively, up 4% and 23% from the corresponding 2005 periods. Diluted earnings per share were $1.57 and $5.09 in the 2006 three and nine months, respectively, up 7% and 26% from the corresponding 2005 periods. The 2006 nine months results included an after-tax gain of $47 million ($0.08 per diluted common share) from the cumulative effect of an accounting change for equity-based compensation resulting from the Company’s adoption of Statement of Financial Accounting Standards (“SFAS”) No.123 (revised) Share-Based Payment (“SFAS 123(R)”). See Note 10 to the Consolidated Financial Statements for additional information. Net revenues rose to $4.2 billion and $13.1 billion in the 2006 three and nine months, respectively, up 8% and 19% from the corresponding 2005 periods. Annualized return on average common stockholders’ equity(2) was 21.0% and 23.8% in the 2006 three and nine months, respectively, compared with 23.0% and 21.9% in the corresponding 2005 periods. Annualized return on average tangible common stockholders’ equity(2) was 26.1% and 29.7% in the 2006 three and nine months, respectively, compared with 29.4% and 28.3% in the corresponding 2005 periods.

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

The global market environment during most of the first six months of fiscal 2006 was favorable for our businesses due to a combination of factors—positive economic growth, strong corporate profitability, deep pools of global liquidity, and tightening credit spreads. However, the third quarter of 2006 saw market conditions become more challenging, with concerns about slowing economies in the U.S. and Japan, the slowdown in the U.S. housing market, higher oil prices and elevated geopolitical risk. In addition, fears over inflation led to the tightening of interest rates by the major central banks. These factors resulted in the flattening of yield curves globally and the widening of credit spreads. As the third quarter ended, capital markets staged a recovery and credit spreads narrowed from the higher levels seen earlier in the quarter.

Equity markets Global equity markets had a strong first quarter in 2006, due primarily to positive economic data and strong earnings reports. In spite of the strong start to the second quarter, concerns over further interest rate

(1)   Volume statistics in this MD&A were obtained from Thomson Financial.

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

	Three Months		Nine Months
	Ended August 31,		Ended August 31,
In millions	2006	2005	2006	2005
Average common stockholders’ equity	$17,094	$15,011	$16,571	$14,502
Average identifiable intangible assets and goodwill	(3,331)	(3,274)	(3,300)	(3,277)
Average tangible common stockholders’ equity	$13,763	$11,737	$13,271	$11,225

hikes, high oil prices and other geopolitical concerns led to a decline in the global equity markets during that quarter. In the third quarter, there was increased volatility in the U.S. equity markets due to continued concerns about geopolitical risks and uncertainty about the Federal Reserve Bank’s (the “Fed”) monetary policy. However, at the meeting on August 8th, the Fed paused in raising interest rates for the first time in over two years. Global equity markets rose by 3% during the third quarter of 2006 and most major global indices increased from second quarter 2006 levels. Trading volumes for most major global indices increased for both the 2006 three and nine month periods compared with their corresponding 2005 periods.

Fixed income markets In the first half of 2006, interest rates continued to remain low in absolute terms in spite of the Fed raising short term interest rates in the U.S. by 100 basis points, and credit and swap spreads generally remained tight. The third quarter saw interest rate hikes by the major central banks which resulted in a flattened yield curve globally, and inverted yield curves in the U.S. and U.K. for much of the period. In addition, credit spreads widened as investors repositioned their portfolios into more defensive asset classes. Total global debt origination increased 10% in the 2006 nine month period compared with the corresponding 2005 period, on higher issuances in virtually all products, but declined 4% in the 2006 three month period compared with the corresponding 2005 period.

Mergers and acquisitions Completed M&A volumes declined 25% in the 2006 three months compared with the corresponding 2005 period. However, completed M&A volumes remained strong for the 2006 nine months, increasing 21% compared with the corresponding 2005 period. Likewise, announced M&A volumes increased 25% for the 2006 three months compared to the prior year period, while increasing 36% for the 2006 nine months over the comparable period in 2005.

Economic Outlook

The financial services industry is significantly influenced by worldwide economic conditions in both banking and capital markets. We expect global GDP growth of 3.5% for 2006, a level that continues to provide a favorable underpinning for this industry. We expect the Fed to continue raising interest rates to 5.5% by January 2007, but we believe that we are near the end of the tightening cycle in the U.S. and Europe. We expect that global corporate profitability will remain resilient, with corporate earnings growing by 14% in 2006. We also continue to believe that the pace of growth in the capital markets will exceed the growth of the overall economy.

Equity markets We expect global equity indices to gain 9% for the full year, as corporate profitability remains robust. The equity offering calendar also is expected to pick up for the remainder of 2006, as clients are looking to continue to raise capital when markets stabilize.

Fixed income markets Fixed income origination is expected to remain strong, which should have a positive impact on secondary market flows. We expect approximately $9.0 trillion of global fixed income origination in calendar 2006, which would represent a record. We expect both fixed-income-related products and the fixed income investor base to continue to grow with a continuing global trend of more companies’ debt financing requirements being sourced from the debt capital markets.

Fixed income activity is driven in part by the absolute level of interest rates, but also is highly correlated with the degree of volatility, the shape of the yield curve and credit quality, which in the aggregate impact the overall business environment. The fixed income investor base has changed dramatically from long-only investors of a few years ago to a rapidly growing hedge fund base and an expanding international investor base. Investors now employ far more developed risk mitigation tools to manage their portfolios. In addition, the size and diversity of the global fixed income marketplace has become significantly larger and broader over the last several years as capital markets continue to represent a deeper and more viable source of liquidity.

Mergers and acquisitions M&A announced activity is up 36% in the nine months of 2006 over the prior year, while completed activity is up 21% over the same period. Companies still are looking to grow, and strategic M&A is a viable option to achieve this objective, particularly for companies with liquid and strong balance sheets and stronger stock valuations. In addition to the activity from strategic buyers, we continue to expect financial sponsor-led M&A to also drive the future increases in activity.

Asset management and high net worth Even though the third quarter of 2006 presented challenges, capital markets continued to be strong in 2006 with global indices rising 4% year to date, and growing economies leading to wealth creation. We aspire to be a provider of choice among the high-net-worth client base, given our growing product breadth and strong performance. Our outlook for asset management and services to high-net-worth individuals is positive, given favorable demographics, higher savings rates globally and intergenerational wealth transfer. The high-net-worth client increasingly seeks multiple providers and greater asset diversification along with a high service component. We believe the significant expansion of our asset management business and the strong investment-return performance of our asset managers, coupled with our cross-selling initiatives, position us well for continued growth throughout 2006.

Consolidated Results of Operations

Overview

Net revenues for the third quarter of fiscal 2006 increased to $4.2 billion, up 8% from $3.9 billion in the corresponding 2005 period. For the 2006 third quarter, net income totaled $916 million or $1.57 per diluted common share, representing an increase of 4% and 7%, respectively, from net income of $879 million, or $1.47 per diluted common share in the 2005 third quarter. For the first nine months of 2006, we reported record net revenues, net income and diluted earnings per share driven by record net revenues in each of our three business segments and in each of our three geographic regions. For the 2006 nine months, net income totaled $3.0 billion or $5.09 per diluted common share, up 23% and 26%, respectively, from net income of $2.4 billion or $4.05 per diluted common share in the comparable 2005 period. The 2006 nine months results included an after-tax gain of $47 million, or $0.08 per diluted common share, as a cumulative effect of an accounting change associated with our adoption of SFAS 123(R) on December 1, 2005.

Annualized return on average common stockholders’ equity was 21.0% and 23.8% in the 2006 three and nine months, respectively, compared with 23.0% and 21.9% in the corresponding 2005 periods. Annualized return on average tangible common stockholders’ equity was 26.1% and 29.7% in the 2006 three and nine months, respectively, compared with 29.4% and 28.3% in the corresponding 2005 periods.

Net Revenues

	Three Months			Nine Months
	Ended August 31,		Percent	Ended August 31,		Percent
In millions	2006	2005	Change	2006	2005	Change
Principal transactions	$2,204	$2,085	6%	$7,183	$5,924	21%
Investment banking	726	815	(11)	2,302	2,077	11
Commissions	564	420	34	1,623	1,252	30
Interest and dividends	7,867	5,078	55	21,386	13,416	59
Asset management and other	366	241	52	1,055	696	52
Total revenues	11,727	8,639	36	33,549	23,365	44
Interest expense	7,549	4,787	58	20,499	12,425	65
Net revenues	$4,178	$3,852	8%	$13,050	$10,940	19%

Principal transactions, commissions and net interest revenue	$3,086	$2,796	10%	$9,693	$8,167	19%
Net interest revenue	$318	$291	9%	$887	$991	(10)%

Net revenues grew 8% and 19% in the 2006 three and nine months, respectively, compared with the corresponding 2005 periods. Net revenues for the third quarter of 2006 reflect record quarterly net revenues from our Investment Management business segment and continued strong net revenues from our Capital Markets business segment, partially offset by lower Investment Banking revenues. Capital Markets business segment net revenues increased 13% and 21% in the 2006 three and nine months, respectively, compared with the corresponding 2005 periods. Equity Capital Markets net revenues rose 31% and 53% in the 2006 three and nine months, respectively, compared with the corresponding 2005 periods, driven by strong results in financing products coupled with solid customer flow activity in the cash and prime brokerage businesses. Fixed Income Capital Markets net revenues increased 6% and 11% in the 2006 three and nine months, respectively, reflecting record results in real estate and strong results in foreign exchange, partially offset by lower performances within residential mortgages and high yield products. Interest rate products also decreased in the third quarter of 2006 as compared to the corresponding prior year period. Investment Management segment net revenues increased 18% and 25% in the 2006 three and nine months, respectively, compared with the corresponding 2005 periods, reflecting record Private Investment Management net revenues in both 2006 periods and strong Asset Management net revenues in the 2006 three months and record Asset Management net revenues in the 2006 nine months. Investment Banking revenues decreased 11% in the 2006 three months compared with the corresponding 2005 period, reflecting a decrease in completed M&A transactions and Global Finance–Equity origination volumes. Investment Banking revenues increased 11% in the 2006 nine months compared with the corresponding 2005 period, reflecting strong Global Finance–Debt origination and completed M&A transaction volumes. Non-U.S. net revenues increased to 38% of total net revenues for both the 2006 three and nine month periods up from 33% and 36% in the corresponding 2005 periods, resulting from Europe achieving record Capital Markets revenues. See “Business Segments” and “Geographic Revenues” in this MD&A for a detailed discussion of net revenues by business segment and geographic region.

Principal Transactions, Commissions and Net Interest Revenues

In both the Capital Markets and Investment Management business segments, we evaluate net revenue performance based on the aggregate of Principal transactions, Commissions and Interest and dividends revenue net of Interest expense (“Net interest revenue”). These revenue categories include realized and unrealized gains and losses, commissions associated with client transactions and the interest and dividend revenue or interest expense associated with financing or hedging positions. Caution should be used when analyzing these revenue categories individually because they are closely related but individually may not be indicative of the overall performance of the Capital Markets and Investment Management business segments. Principal transactions, Commissions and Net interest revenue in the aggregate rose 10% and 19% in the 2006 three and nine months, respectively, compared with the corresponding 2005 periods, driven by strong Capital Markets product revenues.

Principal transactions revenue increased 6% and 21% in the 2006 three and nine months, respectively, compared with the corresponding 2005 periods, driven by improvements across both Fixed Income and Equity Capital Markets products, including a higher contribution from non-U.S. regions.

Commission revenues rose 34% and 30% in the 2006 three and nine months, respectively, compared with the corresponding 2005 periods. The improvement in 2006 reflects growth in institutional and investment management commissions and record retail commissions attributable to higher client activity and U.S. trading volumes.

Interest and dividends revenue and Interest expense are a function of the level and mix of total assets and liabilities (primarily financial instruments owned and sold but not yet purchased, and collateralized borrowing and lending activities), the prevailing level of interest rates and the term structure of our financings. Interest and dividends revenue and Interest expense are integral components of our evaluation of our overall Capital Markets activities. Net interest revenue in the 2006 three months increased 9% compared with the corresponding 2005 period as a result of higher levels of interest earning assets as well as a change in the mix of asset composition. For the 2006 nine months, net interest revenues declined 10% compared with the corresponding 2005 period as a result of the change in the mix of asset composition and an increase in short-term U.S financing rates. Interest and dividends revenue rose 55% and 59% in the 2006 three and nine months, respectively, compared with the corresponding 2005 periods, and interest expense rose 58% and 65% in the 2006 three and nine months, respectively, compared with the corresponding 2005 periods, attributable to higher short-term interest rates coupled with higher levels of interest- and dividend-earning assets and interest-bearing liabilities.

Investment Banking

Investment banking revenues result from fees received for underwriting public and private offerings of fixed income and equity securities, fees and other revenues associated with advising clients on M&A activities, as well as other corporate financing activities. Investment banking revenues decreased 11% and increased 11% in the 2006 three and nine months, respectively, compared with the corresponding 2005 periods. For the 2006 three months, Advisory Services and Global Finance—Equity net revenues decreased 13% and 28%, respectively, compared with the corresponding 2005 period, reflecting a decrease in completed M&A transactions and equity origination volumes, respectively. For the 2006 nine months, Global Finance—Debt and Advisory net revenues increased 8% and 36%, respectively, compared with the corresponding 2005 period, reflecting increased revenues on leveraged finance transactions and higher completed and announced M&A transaction volumes. See “Business Segments—Investment Banking Business Segment” in this MD&A for a discussion and analysis of our Investment Banking business segment.

Asset Management and Other

Asset management and other revenues primarily result from advisory activities in the Investment Management business segment. Asset management and other revenues rose 52% for both the 2006 three and nine months, compared with the corresponding 2005 periods, reflecting higher asset management fees attributable to the growth in assets under management, coupled with higher private equity management and incentive fees.

Non-Interest Expenses

The following table presents non-interest expenses as reported in our Consolidated Statement of Income:

	Three Months			Nine Months
	Ended August 31,		Percent	Ended August 31,		Percent
In millions	2006	2005	Change	2006	2005	Change
Compensation and benefits	$2,060	$1,906	8%	$6,434	$5,415	19%
Non-personnel expenses:
Technology and communications	247	217	14	713	612	17
Brokerage, clearance and distribution fees	164	138	19	463	408	13
Occupancy	128	122	5	408	364	12
Professional fees	90	72	25	245	203	21
Business development	77	56	38	211	170	24
Other	45	48	(6)	160	156	3
Total non-personnel expenses	751	653	15	2,200	1,913	15
Total non-interest expenses	$2,811	$2,559	10%	$8,634	$7,328	18%
Compensation and benefits/Net revenues	49.3%	49.5%		49.3%	49.5%
Non-personnel expenses/Net revenues	18.0%	17.0%		16.9%	17.5%

Non-interest expenses rose 10% and 18% in the 2006 three and nine months, respectively, compared with the corresponding 2005 periods. Significant portions of certain expense categories are variable, including compensation and benefits, brokerage, clearance and distribution fees, and business development. We expect these variable expenses as a percentage of net revenues to remain in approximately the same proportions for the remainder of 2006. We continue to maintain a strict discipline in managing expenses.

Compensation and benefits Compensation and benefits rose 8% and 19% in the 2006 three and nine months, respectively, compared with the corresponding 2005 periods, commensurate with the 8% and 19% increase in net revenues in these respective periods. Compensation and benefits expense as a percentage of net revenues was 49.3% for both the 2006 three and nine months, a decrease from the 49.5% in each of the comparable 2005 periods. Employees totaled 24,775 at August 31, 2006, up 8% from 22,919 at November 30, 2005, and up 12% from 22,047 at August 31, 2005. Compensation and benefits expense includes both fixed and variable components. Fixed compensation, consisting primarily of salaries, benefits and amortization of previously granted deferred equity awards, totaled $941 million and $2.9 billion in the 2006 three and nine months, respectively, up 24% and 21% compared with the corresponding 2005 periods. The growth of fixed compensation was due primarily to the increase in salaries as a result of higher headcount, as well as an increase in the amortization of deferred equity awards in the current year.

Variable compensation, consisting primarily of incentive compensation, commissions and severance, totaled $1.1 billion in the 2006 three months, down 3% compared with the corresponding 2005 period as the increase in fixed compensation exceeded the increase in total compensation. For the 2006 nine months, variable compensation totaled $3.5 billion, a 17% increase compared with the corresponding 2005 period, as growth in net revenues resulted in higher incentive compensation. Amortization of deferred equity awards previously granted totaled $247 million and $747 million in the 2006 three and nine months, respectively, compared with $152 million and $514 million in the corresponding 2005 periods.

Non-personnel expenses Non-personnel expenses totaled $751 million and $2.2 billion in the 2006 three and nine months, respectively, up 15% versus both comparable 2005 periods. Non-personnel expenses as a percentage of net revenues increased to 18.0% in the 2006 three months compared with 17.0% in the 2005 three month period. However, non-personnel expenses as a percentage of net revenues decreased to 16.9% in the 2006 nine months from 17.5% in the corresponding 2005 period. The increase in non-personnel expenses in the 2006 three and nine month periods is primarily attributable to increased technology and communication expenses, brokerage, clearance and distribution fees, and business development expenses as we continue to build out and grow the Company.

Technology and communications expenses rose 14% and 17% in the 2006 three and nine months, respectively, compared with the corresponding 2005 periods, reflecting increased costs associated with the continued expansion and development of our Capital Markets platforms and infrastructure. Occupancy expenses increased 5% and 12% in the 2006 three and nine months, respectively, compared with the corresponding 2005 periods due in part to increased space requirements from the increased number of employees. Brokerage, clearance and distribution fees rose 19% and 13% in the 2006 three and nine months, respectively, compared with the corresponding 2005 periods, due primarily to higher transaction volumes in certain Capital Markets and Investment Management products. Professional fees and business development expenses increased in the 2006 three and nine months, respectively, compared with the corresponding 2005 periods primarily attributed to higher recruiting fees from employee growth as well as higher levels of business activity.

Income Taxes

The provisions for income taxes totaled $451 million and $1.5 billion in the 2006 three and nine months, respectively, up from $414 million and $1.2 billion in the corresponding 2005 periods. The effective tax rate increased to 33.0% and 33.1% in the 2006 three and nine months, respectively, compared to 32.0% and 32.5% in the corresponding 2005 periods. The higher effective tax rates in 2006 reflect the higher levels of pretax earnings compared with 2005, which reduced the benefits of permanent differences, partially offset by the effects of a more favorable geographic earnings mix.

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

The following table summarizes the net revenues of our business segments:

Business Segments

	Three Months			Nine Months
	Ended August 31,		Percent	Ended August 31,		Percent
In millions	2006	2005	Change	2006	2005	Change
Net revenues:
Investment Banking	$726	$815	(11)%	$2,302	$2,077	11%
Capital Markets	2,847	2,526	13	8,971	7,443	21
Investment Management	605	511	18	1,777	1,420	25
Total net revenues	4,178	3,852	8	13,050	10,940	19
Compensation and benefits	2,060	1,906	8	6,434	5,415	19
Non-personnel expenses	751	653	15	2,200	1,913	15
Income before taxes and cumulative effect of accounting change	$1,367	$1,293	6%	$4,416	$3,612	22%

Investment Banking Business Segment

	Three Months			Nine Months
	Ended August 31,		Percent	Ended August 31,		Percent
In millions	2006	2005	Change	2006	2005	Change
Investment banking revenues	$726	$815	(11)%	$2,302	$2,077	11%
Non-interest expenses	595	511	16	1,777	1,408	26
Income before taxes	$131	$304	(57)%	$525	$669	(22)%

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

Investment Banking Revenues(1)

	Three Months			Nine Months
	Ended August 31,		Percent	Ended August 31,		Percent
In millions	2006	2005	Change	2006	2005	Change
Global Finance—Debt	$348	$336	4%	$1,047	$972	8%
Global Finance—Equity	183	255	(28)	590	615	(4)
Advisory Services	195	224	(13)	665	490	36
	$726	$815	(11)%	$2,302	$2,077	11%

Investment Banking revenues declined 11% in the 2006 three months compared with the 2005 three month period, while Investment Banking revenues rose 11% in the 2006 nine months compared with the corresponding 2005 period. Investment banking revenues for the third quarter of 2006 reflect a decrease in Advisory Services and Global Finance—Equity revenues, partially offset by higher Global Finance—Debt revenues. For the 2006 nine months, Investment Banking revenues were a record $2.3 billion, up 11% from 2005.

Global Finance—Debt revenues grew 4% and 8% in the 2006 three and nine months, respectively, compared with the corresponding 2005 periods. Our publicly reported global debt underwriting market volumes decreased 26% in the 2006 three month period from the corresponding 2005 period, but increased 2% in the 2006 nine months from the corresponding 2005 period. Revenues for the 2006 three and nine months were positively impacted by our product mix, led by strong growth in our leveraged finance revenues and structured transactions. The increase in the 2006 three month revenues was partially offset by lower global debt underwriting market volumes. Both the 2006 three and nine months were also impacted by lower Investment Banking client-driven derivative and other capital market-related transactions of $24 million and $164 million, respectively, versus $90 million and $242 million for the comparable periods in 2005. Our global market share for publicly-reported global debt origination for the eight months of calendar 2006 was 6.4%, slightly lower than calendar year 2005. Our debt origination fee backlog at August 31, 2006 was a record level of approximately $333 million. Debt origination backlog may not be indicative of the level of future business due to the frequent use of the shelf registration process.

Global Finance—Equity revenues declined 28% and 4% in the 2006 three and nine months, respectively, compared with the corresponding 2005 periods. Our publicly reported equity underwriting volumes were down 27% in the 2006 three months compared with the corresponding 2005 period, but were 20% greater for the 2006 nine months compared with the corresponding 2005 period. The decrease in the 2006 three month revenues from the corresponding 2005 period was driven by lower volumes in the current quarter. Revenues for the 2006 nine months declined versus the same period in 2005, despite higher volumes, due to the mix of underwriting activities in the different periods. Both the 2006 three and nine months were also impacted by higher Investment Banking client-driven derivative and other capital market-related transactions of $28 million and $66 million, respectively, versus $11 million and $28 million for the comparable periods in 2005. Our global market share for publicly-reported equity underwriting transactions for the eight months of calendar 2006 was 3.4%, down from 4.8% for calendar year 2005. Our equity-related fee backlog (for both filed and unfiled transactions) at August 31, 2006 was approximately $355 million.

Advisory Services revenues decreased 13%, in the 2006 three month period compared with the corresponding 2005 period, while Advisory Services revenues increased 36% in the 2006 nine months, compared with the corresponding 2005 period. Our completed transaction volume decreased 17% for the 2006 three months compared with 2005, while we had an increase of 27% for the nine month period ended 2006 compared to 2005. These results were better than the global market volume decrease of 25% and increase of 21%, respectively, over the same periods. Our global market share for publicly reported completed transactions for the eight months of calendar 2006 was 15.6%, up from 13.8% for calendar year 2005, and we have advised on three of the top five transactions announced in the current calendar year. M&A volumes benefited from increased financial sponsor and strategic acquisition activity. Our M&A fee backlog at August 31, 2006 was at a record level of approximately $294 million.

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

Non-interest expenses rose 16% and 26% in the 2006 three and nine months, respectively, compared with 2005, attributable to an increase in compensation and benefits expense related to higher year-to-date revenues as well as increased headcount and higher non-personnel expenses related to increased business activity.

Income before taxes decreased 57% and 22% in the 2006 three and nine months, respectively, compared with the corresponding 2005 periods.

Capital Markets

	Three Months			Nine Months
	Ended August 31,		Percent	Ended August 31,		Percent
In millions	2006	2005	Change	2006	2005	Change
Principal transactions	$2,081	$1,970	6%	$6,820	$5,601	22%
Commissions	405	261	55	1,160	832	39
Interest and dividends	7,862	5,061	55	21,373	13,365	60
Other	30	7	329	79	24	229
Total revenues	10,378	7,299	42	29,432	19,822	48
Interest expense	7,531	4,773	58	20,461	12,379	65
Net revenues	2,847	2,526	13	8,971	7,443	21
Non-interest expenses	1,733	1,663	4	5,442	4,813	13
Income before taxes	$1,114	$863	29%	$3,529	$2,630	34%

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

Capital Markets Net Revenues

	Three Months			Nine Months
	Ended August 31,		Percent	Ended August 31,		Percent
In millions	2006	2005	Change	2006	2005	Change
Fixed Income	$2,010	$1,889	6%	$6,312	$5,710	11%
Equities	837	637	31	2,659	1,733	53
	$2,847	$2,526	13%	$8,971	$7,443	21%

Capital Markets net revenues for the 2006 three months were the third highest quarter ever for the segment, with revenues of over $2.8 billion, up 13% from the prior year. Net revenues for the 2006 nine months were a record, increasing 21% from the comparable period in 2005.

Fixed Income net revenues increased 6% for the 2006 three months versus the comparable period in 2005, and were a record for the 2006 nine months, increasing 11% over the corresponding 2005 period. The increase for the 2006 three months included record results in real estate and strong results in foreign exchange, partially offset by lower performances in residential mortgages, high yield, and interest rate products. The increase for the 2006 nine months reflects broad-based strength across various products, including real estate, credit and interest rate products, as well as higher contributions from non-U.S. regions. Real estate posted record results for both the 2006 three and nine month periods as global demand for this asset class remained high and market conditions remained favorable, and commercial mortgage-backed securitization activity levels increased. Foreign exchange also had strong results for the 2006 three months, given the shifting volatility of the U.S. dollar and the continued build-out of our client platform. Credit derivative products were also strong in the 2006 three months, due to solid customer flow activities as well as increased revenues associated with certain structured products meeting the required market valuation observability standard. High-yield product revenues in the 2006 three months were negatively impacted by widening credit spreads as compared with the prior year period. Interest rate products were negatively impacted for the 2006 three months by the continuing uncertainty regarding interest rates and inflation, but were up for the 2006 nine months as periods of fluctuating volatility and changes in the yield curve led to increased client activity and higher revenues. Residential mortgage net revenues decreased for both the 2006 three and nine months as compared to the comparable periods in 2005, due to lower levels of origination volumes, and some spread compression in securitization margins. Global residential mortgage origination volumes decreased to approximately $45 billion in the 2006 nine months from $65 billion in the comparable 2005 period due to the negative effects of rising interest rates and the softening U.S. housing market. These weaker U.S. mortgage results were partially offset by increased activity in our European mortgage businesses as well as continued strength in global securitization volumes. Our global residential securitization volume was approximately $102 billion and $94 billion in the nine months of 2006 and 2005, respectively.

Equities net revenues increased by 31% and 53% for the 2006 three and nine months, respectively, compared to the corresponding 2005 periods, primarily due to strong results in financing products coupled with solid customer flow activity in the cash and prime brokerage businesses. Despite a challenging quarter with equity valuations remaining flat to negative in June and July, our cash business realized its second highest quarterly performance, due to solid customer flow and strong results in our merger arbitrage business. Furthermore, our cash business had record net revenues for the 2006 nine months, due to solid customer flow as well as a gain on the conversion of our NYSE seats in the second quarter of 2006. The prime brokerage and financing business realized record revenues for both the 2006 three and nine months as we continued to add new clients and grow balances with existing clients. Equity derivatives for the 2006 three months declined compared to 2005 due to certain trading strategies, but was up for the 2006 nine months due to strong client activity and successful trading strategies, especially in Europe and Asia.

Interest and dividends revenue and Interest expense are a function of the level and mix of total assets and liabilities (primarily financial instruments owned and sold but not yet purchased, and collateralized borrowing and lending activities), the prevailing level of interest rates and the term structure of our financings. Interest and dividends revenue and Interest expense are integral components of our evaluation of our overall Capital Markets activities. Net interest revenues for the 2006 three months increased 15% compared with the corresponding period in 2005 primarily due to higher interest earning assets and a change in the mix of asset composition. For the 2006 nine months net interest revenues decreased 8% as compared to the same period in 2005, principally attributable to higher short term U.S. financing rates and a change in the mix of asset composition. Interest and dividends revenue rose 55% and 60% in the 2006 three and nine months, respectively, compared with the corresponding 2005 periods, and interest expense rose 58% and 65% in the 2006 three and nine months, respectively, compared with the corresponding 2005 periods, attributable to higher short-term financing rates coupled with higher levels of interest and dividend earning assets and interest-bearing liabilities.

Non-interest expenses for the 2006 three and nine months increased 4% and 13%, respectively, compared with the corresponding 2005 periods. The growth in non-interest expenses reflects higher compensation and benefits expense related to improved revenue performance coupled with higher non-personnel expenses. Non-personnel expenses grew primarily due to increased technology and communications expenses from continued investments in our trading platforms, and higher brokerage and clearance costs and professional fees from increased business activity.

Income before taxes increased 29% and 34% in the 2006 three and nine months, respectively, compared with the corresponding 2005 periods.

Investment Management

	Three Months			Nine Months
	Ended August 31,		Percent	Ended August 31,		Percent
In millions	2006	2005	Change	2006	2005	Change
Principal transactions	$123	$115	7%	$363	$323	12%
Commissions	159	159	—	463	420	10
Interest and dividends	5	17	(71)	13	51	(75)
Asset management and other	336	234	44	976	672	45
Total revenues	623	525	19	1,815	1,466	24
Interest expense	18	14	29	38	46	(17)
Net revenues	605	511	18	1,777	1,420	25
Non-interest expenses	483	385	25	1,415	1,107	28
Income before taxes	$122	$126	(3)%	$362	$313	16%

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

Investment Management Net Revenues

	Three Months			Nine Months
	Ended August 31,		Percent	Ended August 31,		Percent
In millions	2006	2005	Change	2006	2005	Change
Asset Management	$349	$272	28%	$1,064	$761	40%
Private Investment Management	256	239	7	713	659	8
	$605	$511	18%	$1,777	$1,420	25%

Changes in Assets Under Management

	Three Months			Nine Months
	Ended August 31,		Percent	Ended August 31,		Percent
In billions	2006	2005	Change	2006	2005	Change
Opening balance	$198	$151	31%	$175	$137	28%
Net additions	6	7	(14)	24	17	41
Net market appreciation	3	6	(50)	8	10	(20)
Total increase	9	13	(31)	32	27	19
Ending balance	$207	$164	26%	$207	$164	26%

Composition of Assets Under Management

				Percent Change
	August 31,	November 30,	August 31,	August 2006
In billions	2006	2005	2005	November 2005	August 2005
Equity	$87	$75	$70	16%	24%
Fixed income	58	55	53	5	9
Money markets	43	29	26	48	65
Alternative investments	19	16	15	19	27
	$207	$175	$164	18%	26%

Investment Management net revenues were a record in both the 2006 three and nine months, increasing 18% and 25%, respectively, compared with the corresponding 2005 periods, as Asset Management achieved strong results and Private Investment Management achieved record results for the three month period, and both achieved record results for the nine month period.

Asset Management net revenues increased 28% and 40% in the 2006 three and nine months, respectively, compared with the corresponding 2005 periods. The increase in the three and nine months of 2006 is attributable to higher levels of assets under management and increased private equity management and incentive fees compared to the corresponding 2005 periods. Asset inflows have been strong across all investment categories.

Assets under management rose to a record $207 billion at August 31, 2006, up from $175 billion at November 30, 2005, reflecting net inflows of $24 billion plus net market appreciation of $8 billion. Assets under management at August 31, 2006 increased $43 billion or 26% compared with August 31, 2005, composed of net inflows of $35 billion plus net market appreciation of $8 billion.

Private Investment Management net revenues rose 7% and 8% to record levels in both the 2006 three and nine months, respectively, compared with the corresponding 2005 periods, due to increased client activity in Fixed Income and Equity products.

Non-interest expenses increased 25% and 28% in the 2006 three and nine months, respectively, compared with the corresponding 2005 periods primarily due to higher compensation and benefits expense as we continue to build our global business platform.

Income before taxes decreased 3% in the 2006 three month period compared to the corresponding 2005 period and increased 16% in the 2006 nine month period over the comparable 2005 period.

Geographic Revenues

Net Revenues by Geographic Region

	Three Months			Nine Months
	Ended August 31,		Percent	Ended August 31,		Percent
In millions	2006	2005	Change	2006	2005	Change
Europe	$1,161	$855	36%	$3,370	$2,687	25%
Asia Pacific and other	429	427	—	1,550	1,226	26
Total Non-U.S.	1,590	1,282	24	4,920	3,913	26
U.S.	2,588	2,570	1	8,130	7,027	16
Net Revenues	$4,178	$3,852	8%	$13,050	$10,940	19%

Non-U.S. net revenues rose 24% and 26% in the 2006 three and nine months, respectively, compared with the corresponding 2005 periods. The 2006 third quarter non-U.S. net revenues are the third highest ever reported. Non-U.S. revenues represented 38% of total net revenues for both the 2006 three and nine months, respectively, compared with 33% and 36% in the corresponding 2005 periods. The improved net revenues in the 2006 three and nine compared with the same periods in 2005 were attributed to continued strength in the Capital Markets business segment in particular, reflecting record European net revenues and strong Asia Pacific net revenues.

Net revenues in Europe rose 36% and 25% in the 2006 three and nine months, respectively, compared with the corresponding 2005 periods, reflecting record revenue for the quarter. Fixed Income Capital Markets reported record net revenues in both the 2006 three and nine months, mainly due to strong performances in mortgages, high grade credit, foreign exchange and real estate. Equities Capital Markets also reported record net revenues in both the 2006 three and nine months, reflecting growth in prime brokerage and financing activities and strength in derivatives.

Net revenues in Asia Pacific and other were flat in the 2006 three months compared with the corresponding 2005 period, as strong results in real estate were offset by lower performances in interest rate products and high yield. Net revenues rose 26% in the 2006 nine months compared with the corresponding 2005 period, driven by strong results in real estate and derivatives.

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

Liquidity pool. We maintain a liquidity pool available to Holdings that covers expected cash outflows for twelve months in a stressed liquidity environment. In assessing the required size of our liquidity pool, we assume that assets outside the liquidity pool cannot be sold to generate cash, unsecured debt cannot be issued, and any cash and unencumbered liquid collateral outside of the liquidity pool cannot be used to support the liquidity of Holdings. Our liquidity pool is sized to cover expected cash outflows associated with the following items:

•                  The repayment of all unsecured debt maturing in the next twelve months ($18.2 billion at August 31, 2006).

•                  The funding of commitments to extend credit made by Holdings and its unregulated subsidiaries based on a probabilistic analysis of these drawdowns. The funding of commitments to extend credit made by our regulated subsidiaries is covered by the liquidity pools maintained by these subsidiaries. (See “Summary of Contractual Obligations and Commitments—Lending-Related Commitments” in this MD&A and Note 7 to the Consolidated Financial Statements.)

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

The liquidity pool is primarily invested in highly liquid instruments including: money market funds, bank deposits, and U.S., European and Japanese Government bonds, and U.S. agency securities and other liquid securities that we believe have a highly reliable pledge value. We calculate our liquidity pool on a daily basis.

At August 31, 2006, the estimated pledge value of the liquidity pool available to Holdings was $28.5 billion, which is in excess of the items discussed above. Additionally, our regulated subsidiaries, such as our broker-dealers and bank institutions maintain their own liquidity pools to cover their stand-alone one year expected cash funding needs in a stressed liquidity environment. The estimated pledge value of the liquidity pools held by our regulated subsidiaries totaled an additional $42.9 billion at August 31, 2006.

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

•                  Secured funding “haircuts” are funded with cash capital.(1)

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

Our policy is to operate with an excess of long-term funding sources over our long-term funding requirements. We seek to maintain a cash capital surplus at Holdings of at least $2 billion. As of August 31, 2006 and November 30, 2005, our cash capital surplus at Holdings totaled $4.7 billion and $6.2 billion, respectively. Additionally, cash capital surpluses in regulated entities at August 31, 2006 and November 30, 2005 amounted to $12.2 billion and $8.1 billion, respectively.

Diversification of funding sources. We seek to diversify our funding sources. We issue long-term debt in multiple currencies and across a wide range of maturities to tap many investor bases, thereby reducing our reliance on any one source.

•                  During 2006, we issued $37.6 billion of long-term borrowings. Long-term borrowings increased to $74.0 billion at August 31, 2006 from $53.9 billion at November 30, 2005 due to growth in our assets and the pre-funding of 2007 maturities. The weighted-average maturities of long-term borrowings were 6.3 years and 6.7 years at August 31, 2006 and November 30, 2005, respectively.

•                  We diversify our issuances geographically to minimize refinancing risk and broaden our debt-holder base. As of August 31, 2006, 48% of our long-term debt was issued outside the United States.

•                  We typically issue in a single maturity in sufficient size to create a liquid benchmark issuance (i.e., sufficient size to be included in the Lehman Bond Index, a widely used index for fixed income asset managers).

•                  In order to minimize refinancing risk, we set limits for the amount of long-term borrowings maturing over any three, six and twelve month horizon at 12.5%, 17.5% and 30.0% of outstanding long-term borrowings,

(1)           Cash capital consists of stockholders’ equity, core deposit liabilities at our bank subsidiaries, the drawn portion of Holdings’ committed credit facilities with greater than one-year remaining life and liabilities with remaining terms of over one year.

respectively—that is, $9.2 billion, $13.0 billion and $22.2 billion, respectively, at August 31, 2006. If we were to operate with debt above these levels, we would not include the additional amount as a source of cash capital.

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

The quarterly long-term borrowings maturity schedule over the next five years at August 31, 2006 is as follows:

Long-Term Borrowings Maturity Profile Chart

•                  We use both committed and uncommitted bilateral and syndicated long-term bank facilities to complement our long-term debt issuance. In particular, Holdings maintains an unsecured revolving credit agreement with a syndicate of banks under which the banks have committed to provide up to $2.0 billion through February 22, 2009. We also maintain a $1.0 billion multi-currency unsecured, committed revolving credit facility with a syndicate of banks for Lehman Brothers Bankhaus AG (“LBBAG”), with a term of three and a half years expiring in April 2008. Our ability to borrow under such facilities is conditioned on complying with customary lending conditions and covenants. We have maintained compliance with the material covenants under these credit agreements at all times. As of August 31, 2006, there were no borrowings against Holdings’ or LBBAG’s credit facilities.

•                  Bank facilities provide us with further diversification and flexibility. For example, we draw on our committed syndicated credit facilities described above on a regular basis (typically 25% to 50% of the time on a weighted- average basis) to provide us with additional sources of long-term funding on an as-needed basis. We have the ability to prepay and redraw any number of times and to retain the proceeds for any term up to the maturity date of the facility. As a result, we see these facilities as having the same liquidity value as long-term borrowings with the same maturity dates, and we include these borrowings in our reported long-term borrowings at the facility’s stated final maturity date to the extent that they are outstanding as of the reporting date.

•                  We own three bank entities: Lehman Brothers Bank, a U.S.-based thrift institution, Lehman Brothers Commercial Bank, a U.S.-based industrial bank, and Lehman Brothers Bankhaus, a German bank. These regulated bank entities operate in a deposit-protected environment and are able to source low-cost unsecured funds that are primarily term deposits. These are generally insulated from a Company-specific or market liquidity event, thereby providing a reliable funding source for our mortgage products and selected loan assets and increasing our funding diversification. Overall, these bank institutions have raised $21.2 billion and $14.8 billion of customer deposit liabilities as of August 31, 2006 and November 30, 2005, respectively.

Legal Entity Structure. Our legal entity structure can constrain liquidity available to Holdings. Some of our legal entities, particularly our regulated broker-dealers and bank institutions, are restricted in the amount of funds that they can distribute or lend to Holdings.

•                  As of August 31, 2006, Holdings’ Total Equity Capital (defined as total stockholders’ equity of $18.4 billion plus $2.7 billion of junior subordinated notes) amounted to $21.1 billion. We believe Total Equity Capital to be a more meaningful measure of our equity than stockholders’ equity because junior subordinated notes are deeply subordinated and have maturities of at least 30 years at issuance. Leading rating agencies view these securities as equity capital for purposes of calculating net leverage. We aim to maintain a primary equity double leverage ratio (the ratio of equity investments in Holdings’ subsidiaries to its Total Equity Capital) of 1.0x or below. Our primary equity double leverage ratio was 0.88x as of August 31, 2006 and 0.85x as of November 30, 2005.

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

Cash Flows

Cash and cash equivalents decreased $733 million at August 31, 2006 compared with November 30, 2005, as net cash used in operating activities of $23.2 billion—attributable primarily to growth in financial instruments and other inventory positions owned—coupled with net cash used in investing activities of $610 million exceeded net cash provided by financing activities of $23.1 billion. Cash and cash equivalents declined $1.1 billion at August 31, 2005 compared with November 30, 2004, as net cash used in operating activities of $8.6 billion—attributable primarily to growth in securities and other inventory positions owned—coupled with net cash used in investing activities of $294 million exceeded net cash provided by financing activities of $7.8 billion.

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

Our total assets at August 31, 2006 increased by 16% to $474 billion, from $410 billion at November 30, 2005, due to an increase in secured financing transactions and net assets. Net assets at August 31, 2006 increased $28 billion due to increases in all inventory categories. We believe net assets is a more useful measure than total assets when comparing companies in the securities industry because it excludes certain assets considered to have a low risk profile (including Cash and securities segregated and on deposit for regulatory and other purposes, Securities received as collateral, Securities purchased under agreements to resell and Securities borrowed) and Identifiable intangible assets and goodwill. This definition of net assets is used by many of our creditors and a leading rating agency to evaluate companies in the securities industry. Under this definition, net assets were $239 billion and $211 billion at August 31, 2006 and November 30, 2005, respectively, as follows:

Net Assets

In millions	August 31, 2006	November 30, 2005
Total assets	$473,737	$410,063
Cash and securities segregated and on deposit for regulatory and other purposes	(5,736)	(5,744)
Securities received as collateral	(5,046)	(4,975)
Securities purchased under agreements to resell	(116,427)	(106,209)
Securities borrowed	(103,740)	(78,455)
Identifiable intangible assets and goodwill	(3,364)	(3,256)
Net assets	$239,424	$211,424

Our net assets consist of inventory necessary to facilitate client flow activities and, to a lesser degree, proprietary  and principal investment activities. As such, our mix of net assets is subject to change. In addition, due to the nature of our client flow activities and based on our business outlook, the overall size of our balance sheet will fluctuate from time to time and, at specific points in time, may be higher than the year-end or quarter-end amounts. Our total assets at quarter-ends were, on average, approximately 5% lower than amounts based on a monthly average over both the four and eight quarters ended August 31, 2006. Our net assets at quarter-ends were, on average, approximately 6% lower than amounts based on a monthly average over both the four and eight quarters ended August 31, 2006.

Leverage Ratios. Balance sheet leverage ratios are one measure used to evaluate the capital adequacy of a company. The gross leverage ratio is calculated as total assets divided by total stockholders’ equity. Our gross leverage ratios were 25.8x and 24.4x at August 31, 2006 and November 30, 2005, respectively. However, we believe net leverage based on net assets as defined above (which excludes certain assets considered to have a low risk profile and Identifiable intangible assets and goodwill) divided by tangible equity capital (Total stockholders’ equity plus Junior subordinated notes less Identifiable intangible assets and goodwill), to be a more meaningful measure of leverage in evaluating companies in the securities industry. Our net leverage ratio of 13.5x at August 31, 2006 decreased from 13.6x at November 30, 2005. We believe tangible equity capital to be a more representative measure of our equity for purposes of calculating net leverage because Junior subordinated notes are deeply subordinated and have maturities of at least 30 years at issuance, and we do not view the amount of equity used to support Identifiable intangible assets and goodwill as available to support our remaining net assets. This definition of net leverage is used by many of our creditors and a leading rating agency. Tangible equity capital and net leverage are computed as follows at August 31, 2006 and November 30, 2005:

Tangible Equity Capital and Net Leverage

In millions	August 31, 2006	November 30, 2005
Total stockholders’ equity	$18,396	$16,794
Junior subordinated notes (1)	2,692	2,026
Identifiable intangible assets and goodwill	(3,364)	(3,256)
Tangible equity capital	$17,724	$15,564
Gross leverage	25.8x	24.4x
Net leverage	13.5x	13.6x

(1)   See Note 6 to the Consolidated Financial Statements.

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

We maintain a stock repurchase program to manage our equity capital. Our stock repurchase program is effected through regular open-market purchases, as well as through employee transactions where employees tender shares of common stock to pay for the exercise price of stock options, and the required tax withholding obligations upon option exercises and conversion of restricted stock units to freely-tradable common stock. During 2006, we repurchased approximately 33.6 million shares of our common stock through open-market purchases at an aggregate cost of approximately $2.3 billion, or $67.91 per share. In addition, we withheld approximately 5.5 million shares of common stock from employees (associated with the issuance of shares under employee stock plans) at an equivalent cost of $381 million or $69.09 per common share.

For 2006, our Board of Directors has authorized the repurchase, subject to market conditions, of up to 80 million shares of Holdings common stock for the management of our equity capital, including approximately 55 million shares estimated for offsetting the 2006 dilution due to equity-based award plans. Our Board also authorized the repurchase in 2006, subject to market conditions, of up to an additional 30 million shares, for the possible acceleration of repurchases to offset a portion of 2007 dilution due to equity-based award plans. This authorization supersedes the stock repurchase program authorized in January 2005.

Included below are the changes in our Tangible Equity Capital for the nine months ended August 31, 2006 and the year ended November 30, 2005:

Tangible Equity Capital

	August 31,	November 30,
In millions	2006	2005
Beginning tangible equity capital	$15,564	$12,636
Net income	3,003	3,260
Dividends on common stock	(209)	(233)
Dividends on preferred stock	(49)	(69)
Common stock open-market repurchases	(2,282)	(2,994)
Common stock withheld from employees (1)	(381)	(1,163)
Equity-based award plans (2)	1,509	3,305
Net change in preferred stock	—	(250)
Net change in junior subordinated notes included in tangible equity (3)	666	1,026
Other, net	(97)	46
Ending tangible equity capital	$17,724	$15,564

(1)	Represents shares of common stock withheld in satisfaction of the exercise price of stock options and tax withholding obligations upon option exercises and conversion of restricted stock units.
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

At August 31, 2006, the short- and long-term senior borrowings ratings of Holdings and LBI were as follows:

Credit Ratings
	Holdings		LBI
	Short-	Long-	Short-	Long-
	term	term	term	term
Standard & Poor’s Ratings Services	A-1	A+	A-1+	AA-
Moody’s Investors Service	P-1	A1	P-1	Aa3
Fitch Ratings	F-1+	A+	F-1+	A+
Dominion Bond Rating Service Limited	R-1 (middle)	A (high)	R-1 (middle)	AA (low	)

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

One September 28, 2006, Dominion Bond Rating Service revised the rating trend on all long-term ratings of Holdings and its related entities to positive from stable.

At August 31, 2006, counterparties had the right to require us to post additional collateral pursuant to derivative contracts and other secured funding arrangements of approximately $0.6 billion. Additionally, at that date we would have been required to post additional collateral pursuant to such arrangements of approximately $0.1 billion in the event we were to experience a downgrade of our senior debt rating of one notch and $1.8 billion in the event we were to experience a downgrade of our senior debt rating of two notches.

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

The following table summarizes lending-related commitments at August 31, 2006 and November 30, 2005:

						Total
	Amount of Commitment Expiration per Period					Contractual Amount
			2008-	2010-	2012 and	August	November
In millions	2006	2007	2009	2011	Later	31, 2006	30, 2005
High grade (1)	$666	$3,351	$2,758	$9,877	$892	$17,544	$14,039
High yield (2)	1,432	1,738	995	2,160	1,564	7,889	5,172
Mortgage commitments	10,682	149	789	239	46	11,905	9,417
Investment-grade contingent acquisition facilities	440	3,226	—	—	—	3,666	3,915
Non-investment-grade contingent acquisition facilities	5,333	8,211	—	—	817	14,361	4,738
Secured lending transactions, including forward starting resale and repurchase agreements	90,622	8,425	374	210	1,290	100,921	65,782

(1)	We view our net credit exposure for high grade commitments, after consideration of hedges, to be $5.0 billion and $5.4 billion at August 31, 2006 and November 30, 2005, respectively.
(2)	We view our net credit exposure for high yield commitments, after consideration of hedges, to be $6.7 billion and $4.4 billion at August 31, 2006 and November 30, 2005, respectively.

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

Other Commitments and Guarantees

The following table summarizes other commitments and guarantees at August 31, 2006 and November 30, 2005:

						Notional/
	Amount of Commitment Expiration per Period					Maximum Amount
			2008-	2010-	2012 and	August	November
In millions	2006	2007	2009	2011	Later	31, 2006	30, 2005
Derivative contracts (1)	$52,255	$96,857	$113,949	$87,887	$215,690	$566,638	$539,461
Municipal-securities-related commitments	563	681	716	145	2,373	4,478	4,105
Other commitments with special purpose entities	1,194	198	554	617	2,428	4,991	6,321
Standby letters of credit	1,686	548	—	—	—	2,234	2,608
Private equity and other principal investment commitments	125	333	537	116	—	1,111	927

(1)   We believe the fair value of these derivative contracts is a more relevant measure of the obligations because we believe the notional amount overstates the expected payout. At August 31, 2006 and November 30, 2005, the fair value of these derivative contracts approximated $11.3 billion and $9.4 billion, respectively.

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

We have a company-wide business continuity plan (the “BCP Plan”). The BCP Plan objective is to ensure that we can continue critical operations with limited processing interruption in the event of a business disruption. The BCP group manages our internal incident response process and develops and maintains continuity plans for critical business functions and infrastructure. This includes determining how vital business activities will be performed until normal processing capabilities can be restored. The BCP group is also responsible for facilitating disaster recovery and business continuity training and preparedness for our employees.

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

Value at Risk—Net Revenue Volatility

	VaR at			Average VaR Three Months Ended
In millions	8/31/06	5/31/06	11/30/05	8/31/06	5/31/06	11/30/05
Interest rate and commodity risk	$26.8	$23.5	$24.5	$24.5	$23.8	$25.0
Equity price risk	22.6	18.2	14.0	20.7	16.4	12.9
Foreign exchange risk	4.3	3.2	2.5	3.7	2.7	2.5
Diversification benefit	(17.2)	(9.2)	(5.2)	(13.7)	(7.8)	(6.0)
	$36.5	$35.7	$35.8	$35.2	$35.1	$34.4

	VaR Three Months Ended
	August 31, 2006		May 31, 2006		November 30, 2005
In millions	High	Low	High	Low	High	Low
Interest rate and commodity risk	$27.1	$23.0	$25.1	$22.9	$26.2	$24.3
Equity price risk	22.6	18.3	18.2	15.5	14.2	11.8
Foreign exchange risk	4.3	3.2	3.2	2.5	2.6	2.5
Total	36.5	33.7	37.5	33.6	36.1	32.5

Average net revenue volatility VaR for the quarter ended August 31, 2006 of $35.2 million was virtually unchanged from the quarter ended May 31, 2006.

VaR based on net revenue volatility is just one tool we use in evaluating firmwide risk. Another risk measurement tool is a model-based approach, using end-of-day positions, and modeling market risk, counterparty credit risk and event risk. Using this model-based approach, our average firmwide risk in the 2006 third quarter increased compared with the average in the fourth quarter of 2005 primarily due to an increase in event risk, primarily attributable to growth in our real estate investments. Our firmwide risk at August 31, 2006 increased compared to May 31, 2006 due to increases in both market risk and event risk; market risk increased due to higher interest rate exposure and event risk increased primarily due to growth in our real estate business.

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

Average historical simulation VaR was $37.9 million for the quarter ended August 31, 2006, slightly up from $36.9 million for the quarter ended May 31, 2006. Historical simulation VaR was $49.9 million at August 31, 2006, up from $34.1 million at May 31, 2006 and $38.4 million at November 30, 2005, primarily attributable to a higher level of interest rate risk and a lower level of diversification benefit among interest rate products.

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

Distribution of Daily Net Revenues

Substantially all of the Company’s inventory positions are marked-to-market daily with changes recorded in net revenues. The following chart sets forth the frequency distribution for daily net revenues for our Capital Markets and Investment Management business segments (excluding asset management fees) for the quarters ended August 31, 2006 and 2005.

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

Daily Trading Net Revenues

In the third quarter of 2006, there were no days with a net trading revenue loss. For the third quarter of 2005, there were no days with a net trading revenue loss that exceeded $20 million.

Critical Accounting Policies and Estimates

Generally accepted accounting principles require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management estimates are required in determining the valuation of inventory positions, particularly OTC derivatives, certain commercial mortgage loans and investments in real estate, certain high-yield positions, private equity and other principal investments, and non-investment-grade interests in securitizations. Additionally, significant management estimates are required in assessing the realizability of deferred tax assets, the fair value of assets and liabilities acquired in a business acquisition, the accounting treatment of QSPEs and VIEs, the outcome of litigation, the fair value of equity-based compensation awards and determining the allocation of the cost of acquired businesses to identifiable intangible assets and goodwill. Management believes the estimates used in preparing the financial statements are reasonable and prudent. Actual results could differ from these estimates.

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

When evaluating the extent to which estimates may be required in determining the fair values of assets and liabilities reflected in our financial statements, we believe it is useful to analyze the balance sheet as shown in the following table:

Summary Balance Sheet

In millions	August 31, 2006
Assets
Financial instruments and other inventory positions owned	$204,492	43%
Securities received as collateral	5,046	1
Collateralized agreements	220,167	46
Cash, Receivables and PP&E	36,134	8
Other assets	4,534	1
Identifiable intangible assets and goodwill	3,364	1
Total assets	$473,737	100%
Liabilities and Equity
Short-term borrowings and current portion of long-term borrowings	$18,238	4%
Financial instruments and other inventory positions sold but not yet purchased	120,871	26
Obligation to return securities received as collateral	5,046	1
Collateralized financing	164,717	35
Payables and other accrued liabilities	72,435	15
Total long-term capital (1)	92,430	19
Total liabilities and equity	$473,737	100%

(1)   Total long-term capital includes long-term borrowings (excluding any borrowings with remaining maturities under twelve months) and total stockholders’ equity. We believe total long-term capital is useful to investors as a measure of our financial strength.

The majority of our assets and liabilities are recorded at amounts for which significant management estimates are not used. The following balance sheet categories, comprising 54% of total assets and 73% of total liabilities and equity, are valued either at historical cost or at contract value (including accrued interest) which, by their nature, do not require the use of significant estimates: Collateralized agreements, Cash, Receivables and PP&E, Short-term borrowings and the current portion of long-term borrowings, Collateralized financing, Payables and other accrued liabilities and Total long-term capital. Securities received as collateral and Obligation to return securities received as collateral are recorded at fair value, but due to their offsetting nature do not result in fair value estimates affecting the Consolidated Statement of Income. Financial instruments and other inventory positions owned and Financial instruments and other inventory positions sold but not yet purchased (long and short inventory positions, respectively), are recorded at market or fair value, the components of which may require, to varying degrees, the use of estimates in determining fair value.

When evaluating the extent to which management estimates may be used in determining the fair value for long and short inventory, we believe it is useful to consider separately derivatives and cash instruments.

Derivatives and other contractual agreements. The fair values of derivative assets and liabilities at August 31, 2006 were $21.8 billion and $16.0 billion, respectively (see Note 2 to the Consolidated Financial Statements). Included within these amounts were exchange-traded derivative assets and liabilities of $3.2 billion and $3.2 billion, respectively, for which fair value is determined based on quoted market prices. The fair values of our OTC derivative assets and liabilities at August 31, 2006 were $18.6 billion and $12.8 billion, respectively. With respect to OTC contracts, we view our net credit exposure to be $14.7 billion at August 31, 2006 and $10.5 billion at November 30, 2005, representing the fair value of OTC contracts in a net receivable position after consideration of collateral.

The following table sets forth the fair value of OTC derivatives by contract type and by remaining contractual maturity:

Fair Value of OTC Derivative Contracts by Maturity

					Cross
					Maturity
	Less			Greater	and Cash		Net
In millions	than	1 to 5	5 to 10	than 10	Collateral	OTC	Credit
August 31, 2006	1 Year	Years	Years	Years	Netting (1)	Derivatives	Exposure
Assets
Interest rate, currency and credit default swaps and options (2)	$1,249	$7,631	$7,582	$5,320	$(13,251)	$8,531	$8,133
Foreign exchange forward contracts and options	5,009	1,467	375	67	(5,434)	1,484	1,209
Other fixed income securities contracts	4,813	102	13	4	(1,036)	3,896	3,466
Equity contracts	2,128	4,909	710	781	(3,889)	4,639	1,897
	$13,199	$14,109	$8,680	$6,172	$(23,610)	$18,550	$14,705
Liabilities
Interest rate, currency and credit default swaps and options (2)	$1,188	$4,797	$4,729	$2,680	$(7,673)	$5,721
Foreign exchange forward contracts and options	5,473	1,747	545	58	(6,466)	1,357
Other fixed income securities contracts	2,853	39	13	2	(1,012)	1,895
Equity contracts	2,531	5,216	1,320	304	(5,573)	3,798
	$12,045	$11,799	$6,607	$3,044	$(20,724)	$12,771

(1)   Cross-maturity netting represents the netting of receivable balances with payable balances for the same counterparty across maturity and product categories. Receivable and payable balances with the same counterparty in the same maturity category are netted within the maturity category when appropriate. Cash collateral received or paid is netted on a counterparty basis, provided legal right of offset exists. Assets and liabilities at August 31, 2006 were netted down for cash collateral of approximately $11.3 billion and $7.8 billion, respectively.

(2)   Includes commodity derivatives.

Presented below is a breakdown of net credit exposure at August 31, 2006 for OTC contracts based on actual ratings made by external rating agencies or by equivalent ratings established and used by our Credit Risk Management Department.

Net Credit Exposure

		August 31, 2006
		Less			Greater
Counterparty	S&P/Moody’s	than	1-5	5-10	than		November 30,
Risk Rating	Equivalent	1 Year	Years	Years	10 Years	Total	2005
iAAA	AAA/Aaa	5%	5%	5%	4%	19%	19%
iAA	AA/Aa	15	9	6	7	37	29
iA	A/A	11	6	5	7	29	32
iBBB	BBB/Baa	2	3	1	4	10	15
iBB	BB/Ba	2	0	0	1	3	3
iB or lower	B/B1 or lower	1	1	0	0	2	2
		36%	24%	17%	23%	100%	100%

The majority of our OTC derivatives are transacted in liquid trading markets for which fair value is determined using pricing models with readily observable market inputs. Where we cannot verify all of the significant model inputs to observable market data, we value the derivative at the transaction price at inception, and consequently, do not record a day one gain or loss in accordance with Emerging Issues Task Force (“EITF”) No. 02-3, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved In Energy Trading and Risk Management Activities. Subsequent to the transaction date, we recognize any profits deferred on these derivative transactions at inception in the period in which the significant model inputs become observable.

Examples of derivatives where fair value is determined using pricing models with readily observable market inputs include interest rate swap contracts, TBAs, foreign exchange forward and option contracts in G-7 currencies and equity swap and option contracts on listed securities. However, the determination of fair value of certain complex, less liquid derivatives requires the use of significant estimates as they often combine one or more product types, requiring additional inputs, such as correlations and volatilities. Such derivatives include certain credit derivatives, equity option contracts with terms greater than five years, and certain other complex derivatives we provide to clients. We strive to limit the use of significant estimates by using consistent pricing assumptions between reporting periods and using observed market data for model inputs whenever possible. As the market for complex products develops, we refine our pricing models based on market experience to use the most current indicators of fair value.

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

Mortgages, mortgage-backed and real estate inventory positions. Mortgages and mortgage-backed positions include mortgage loans (both residential and commercial), non-agency mortgage-backed securities and real estate investments. We are a market leader in mortgage-backed securities trading. We originate residential and commercial mortgage loans as part of our mortgage trading and securitization activities. We originated approximately $45 billion and $65 billion of residential mortgage loans in 2006 and 2005, respectively. We securitized approximately $102 billion and $94 billion of residential mortgage loans in 2006 and 2005, respectively, including both originated loans and those we acquired in the secondary market. In addition, we originated approximately $27 billion and $18 billion of commercial mortgage loans in 2006 and 2005, respectively, the majority of which has been sold through securitization or syndicate activities. See Note 3 to the Consolidated Financial Statements for additional information about our securitization activities. We record mortgage loans at fair value, with related mark-to-market gains and losses recognized in Principal transactions in the Consolidated Statement of Income.

Management estimates are generally not required in determining the fair value of residential mortgage loans because these positions are securitized frequently. Certain commercial mortgage loans and investments, due to their less liquid nature, may require management estimates in determining fair value. Fair value for these positions is generally based on analyses of both cash flow projections and underlying property values. We use independent appraisals to support our assessment of the property in determining fair value for these positions. Fair value for approximately $4.6 billion and $3.6 billion at August 31, 2006 and November 30, 2005, respectively, of our total mortgage loan inventory is determined using the above valuation methodologies, which may involve the use of significant estimates. Because a portion of these assets have been financed on a non-recourse basis, our net investment position is limited to $3.8 billion and $3.5 billion at August 31, 2006 and November 30, 2005, respectively.

We invest in real estate through direct investments in equity and debt. We record real estate held for sale at the lower of cost or fair value. The assessment of fair value generally requires the use of management estimates and generally is based on property appraisals provided by third parties and also incorporates an analysis of the related property cash flow projections. We owned real estate investments of approximately $8.9 billion and $7.9 billion at August 31, 2006 and November 30, 2005, respectively. Because significant portions of these assets have been financed on a non-recourse basis, our net investment position was limited to $6.2 billion and $4.8 billion at August 31, 2006 and November 30, 2005, respectively.

High yield. We underwrite, invest and make markets in high yield corporate debt securities. We also syndicate, trade and invest in loans to below-investment-grade-rated companies. For purposes of this discussion, high yield debt instruments are defined as securities of or loans to companies rated BB+ or lower or equivalent ratings by recognized credit rating agencies, as well as non-rated securities or loans that, in management’s opinion, are non-investment grade. Non-investment grade securities generally involve greater risks than investment grade securities due to the issuer’s creditworthiness and the lower liquidity of the market for such securities. In addition, these issuers generally have relatively higher levels of indebtedness resulting in an increased sensitivity to adverse economic conditions. We recognize these risks and seek to reduce market and credit risk through the diversification of our products and counterparties. High yield debt instruments are carried at fair value, with unrealized gains and losses reflected in Principal transactions in the Consolidated Statement of Income. Non-Investment Grade instruments at August 31, 2006 and November 30, 2005 included long positions with an aggregate fair value of approximately $8.9 billion and $4.5 billion, respectively. At August 31, 2006 and November 30, 2005, the largest industry concentrations were 30% and 22%, respectively, categorized within the finance and insurance industrial classifications. The largest geographic concentrations at August 31, 2006 and November 30, 2005 were 64% and 65%, respectively, in the United States. The majority of these positions are valued using broker quotes or listed market prices. However, at August 31, 2006 and November 30, 2005, approximately $720 million and $610 million, respectively, of these positions were valued using other valuation techniques because there was little or no trading activity. In such instances, we use prudent judgment in determining fair value, which may involve using analyses of credit spreads associated with pricing of similar instruments, or other valuation techniques. We mitigate our aggregate and single-issuer net exposure through the use of derivatives, non-recourse financing and other financial instruments.

Private equity and other principal investments. Our Private Equity business operates in five major asset classes: Merchant Banking, Real Estate, Venture Capital, Fixed Income Related Investments and Private Funds Investments. We have raised privately-placed funds in all of these classes, for which we act as general partner and in which we have general and in some cases limited partner interests. In addition, we generally co-invest in the investments made by the funds or may make other non-fund-related direct investments. We carry our private equity investments, including our partnership interests, at fair value based on our assessment of each underlying investment. At August 31, 2006 and November 30, 2005, our private equity related investments totaled $2.5 billion and $1.6 billion, respectively. The real estate industry represented the highest concentrations at 21% and 27% at August 31, 2006 and November 30, 2005, respectively, and the largest single-investment exposures were $228 million and $180 million, respectively.

The determination of fair value for these investments often requires the use of estimates and assumptions because these investments generally are less liquid and often contain trading restrictions. At August 31, 2006 and November 30, 2005, we estimate that approximately $163 million and $172 million, respectively, of these investments have readily determinable fair values because they are publicly-traded securities with limited remaining trading restrictions. For the remainder of these positions, fair value is based on our assessment of the underlying investments incorporating valuations that consider expected cash flows, earnings multiples and/or comparisons to similar market transactions. Valuation adjustments, which may involve the use of significant management estimates, are an integral part of pricing these instruments, reflecting consideration of credit quality, concentration risk, sale restrictions and other liquidity factors. Additional information about our private equity and other principal investment activities, including related commitments, can be found in Note 7 to the Consolidated Financial Statements.

Non-investment grade interests in securitizations. We held approximately $1.4 billion and $700 million, respectively, of non-investment grade interests in securitizations at August 31, 2006 and November 30, 2005. Because these interests primarily represent the junior interests in securitizations for which there are not active trading markets, estimates generally are required in determining fair value. We value these instruments using prudent estimates of expected cash flows and consider the valuation of similar transactions in the market. See Note 3 to the Consolidated Financial Statements for additional information about the effect of adverse changes in assumptions on the fair value of these interests.

Identifiable Intangible Assets and Goodwill

Determining the fair values and useful lives of certain assets acquired and liabilities assumed associated with business acquisitions—intangible assets in particular—requires significant judgment. In addition, we are required to assess for impairment goodwill and other intangible assets with indefinite lives at least annually using fair value measurement techniques. Periodically estimating the fair value of a reporting unit and intangible assets with indefinite lives involves significant judgment and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant effect on whether or not an impairment charge is recognized and the magnitude of such a charge. We completed our last goodwill impairment test as of August 31, 2006, and no impairment was identified.

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

Accounting and Regulatory Developments

SFAS 158. In September 2006, the FASB issued SFAS No. 158, Employers Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”). SFAS 158 requires recognition in the Consolidated Statement of Financial Condition of the over or underfunded status of postretirement plans, measured as the difference between the fair value of the plan assets and the benefit obligation. For pension plans, the benefit obligation is the projected benefit obligation, for other postretirement plans, the benefit obligation is the accumulated postretirement obligation. Upon adoption, SFAS 158 requires the recognition of previously unrecognized actuarial gains and losses and prior service costs within Accumulated other comprehensive income, net of tax (a component of Stockholders’ equity).

SFAS 158 is effective for our fiscal year ending November 30, 2007, with early adoption permitted for our fiscal year ending November 30, 2006.

Based on information available at November 30, 2005, we would have reduced Accumulated other comprehensive income (net of tax) by approximately $300 million. The actual impact of adopting SFAS 158 will be dependent upon the then current fair value of plan assets and the amount of projected benefit obligation, measured as of the adoption date.

SFAS 157. In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 nullifies the guidance in EITF 02-3 which precluded the recognition of a trading profit at the inception of a derivative contract, unless the fair value of such derivative is obtained from a quoted market price, or other valuation technique incorporating observable market data. SFAS 157 also precludes the use of a liquidity or block discount, when measuring instruments traded in an active market at fair value. SFAS 157 requires that costs related to acquiring financial instruments carried at fair value should not be capitalized, but rather should be expensed as incurred. SFAS 157 also clarifies that an issuer’s credit standing should be considered when measuring liabilities at fair value.

SFAS 157 is effective for our fiscal year beginning December 1, 2007, with earlier application permitted for our fiscal year beginning December 1, 2006. SFAS 157 must be applied prospectively, except that the provisions related to block discounts and the guidance in EITF 02-3 are to be applied as a one time cumulative effect adjustment to opening retained earnings in the first interim period for the fiscal year in which SFAS 157 is initially applied.

We are evaluating the provisions of SFAS 157 and their effect on our consolidated financial statements.

SFAS 156. In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets (“SFAS 156”). SFAS 156 amends SFAS 140 with respect to the accounting for separately-recognized servicing assets and liabilities. SFAS 156 requires all separately-recognized servicing assets and liabilities to be initially measured at fair value, and permits companies to elect, on a class-by-class basis, to account for servicing assets and liabilities on either a lower of cost or market value basis or a fair value basis.

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

See Note 3 to the Consolidated Financial Statements, “Securitizations and Other Off-Balance-Sheet Arrangements,” for additional information.

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

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS 155”). SFAS 155 permits fair value measurement of any structured note that contains an embedded derivative that would require bifurcation under SFAS 133. Such fair value measurement election is permitted on an instrument-by-instrument basis. We elected to early adopt SFAS 155 as of December 1, 2005 and we have applied SFAS 155 fair value measurement to all structured notes issued after November 30, 2005 as well as to certain structured notes that existed at November 30, 2005. The effect of adoption resulted in a $24 million after-tax ($43 million pre-tax) decrease to opening retained earnings as of December 1, 2005, representing the difference between the fair value of these structured notes and the prior carrying value as of November 30, 2005. The net after-tax adjustment included structured notes with gross gains of $18 million ($32 million pre-tax) and gross losses of $42 million ($75 million pre-tax). This change in accounting principle did not have a material effect on our 2006 consolidated financial statements.

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

SFAS 123(R) clarifies and expands the guidance in SFAS 123 in several areas, including measuring fair value and attributing compensation cost to reporting periods. Under the modified prospective transition method applied in the adoption of SFAS 123(R) compensation cost is recognized for the unamortized portion of outstanding awards granted prior to the adoption of SFAS 123. Upon adoption of SFAS 123(R) on December 1, 2005, we recognized an after-tax gain of approximately $47 million as the cumulative effect of a change in accounting principle, attributable to the requirement to estimate forfeitures at the date of grant instead of recognizing them as incurred. The adoption of SFAS 123(R) did not otherwise have a material effect on our 2006 consolidated financial statements for the three and nine months ended August 31, 2006, and is not expected to otherwise have a material effect on our fiscal 2006 consolidated financial statements.

EITF Issue No. 04-5. In June 2005, the FASB ratified the consensus reached in EITF Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-5”) which requires general partners (or managing members in the case of limited liability companies) to consolidate their partnerships or to provide limited partners with substantive rights to remove the general partner or to terminate the partnership. As the general partner of numerous private equity, merchant banking and asset management partnerships, we adopted EITF 04-5 immediately for partnerships formed or modified after June 29, 2005. For partnerships formed on or before June 29, 2005 that have not been modified, we are required to adopt EITF 04-5 on December 1, 2006 in a manner similar to a cumulative-effect-type adjustment or by retrospective application.

We do not expect adoption of EITF 04-5 for partnerships formed on or before June 29, 2005 that have not been modified will have a material effect on our consolidated financial statements.

FSP FIN 46(R)-6. In April 2006 the FASB issued FASB Staff Position FIN 46(R)-6, Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R) (“FSP FIN 46(R)-6”). FSP FIN 46(R)-6 addresses how variability should be considered when applying FIN 46(R). Variability affects the determination of whether an entity is a VIE, which interests are variable interests, and which party, if any, is the primary beneficiary of the VIE required to consolidate. FSP FIN 46(R)-6 clarifies that the design of the entity also should be considered when identifying which interests are variable interests.

We adopted FSP FIN 46(R)-6 effective September 1, 2006. FSP FIN 46(R)-6 must be applied prospectively to all entities in which we first become involved as of the date of adoption.

We do not expect that the adoption of FSP FIN 46(R)-6 will have a material effect on our consolidated financial statements.

FIN 48. In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, (“FIN 48”). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold that a tax position must meet to be recognized in the financial statements. FIN 48 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We must adopt FIN 48 no later than December 1, 2007. Early application is permitted on December 1, 2006.

We are evaluating the effect the adoption of FIN 48 will have on our consolidated financial statements.

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

As of December 1, 2005, Holdings became regulated by the SEC as a consolidated supervised entity (CSE). As such, Holdings is subject to group-wide supervision and examination by the SEC and, accordingly, we are subject to minimum capital requirements on a consolidated basis. LBI is approved to calculate its net capital under provisions as specified by the applicable SEC rules. At August 31, 2006, we were in compliance with minimum capital requirements.

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

LEHMAN BROTHERS HOLDINGS INC.

PART II—OTHER INFORMATION

ITEM 1. Legal Proceedings

See Part I, Item 3, “Legal Proceedings,” in the Form 10-K and Part II, Item 1, “Legal Proceedings,” in Holdings’ subsequent Quarterly Reports on Form 10-Q for a complete description of certain proceedings previously reported by us, including those listed below; only significant subsequent developments in such proceedings and new matters, if any, since the filing of the latest Form 10-Q are described below. Capitalized terms used in this Item that are defined in the Form 10-K have the meanings ascribed to them in the Form 10-K.

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

Although there can be no assurance as to the ultimate outcome, we generally have denied, or believe we have a meritorious defense and will deny, liability in all significant cases pending against us, including the matters described below and in the Form 10-K and subsequent Forms 10-Q, and we intend to defend vigorously each such case. Based on information currently available, we believe the amount, or range, of reasonably possible losses in connection with the actions against us, including the matters described below and in the Form 10-K and subsequent Forms 10-Q, in excess of established reserves, in the aggregate, not to be material to the Company’s consolidated financial condition or cash flows. However, losses may be material to our operating results for any particular future period, depending on the level of our income for such period.

Bader v. Ainslie, et al.

On August 3, 2006, a purported shareholder derivative action captioned Bader v. Ainslie, et al., was filed against Holdings and certain of its directors in the United States District Court for the Southern District of New York seeking various types of equitable and injunctive relief. The complaint purports to bring claims under §14(a) of the Securities Exchange Act of 1934 and unspecified state law fiduciary duty claims alleging that the Firm’s proxy statements for the years 2002 through 2006 contained false or misleading statements or failed to disclose material facts. Specifically, the complaint alleges that the Black-Scholes method of valuing stock options granted to the directors and executive officers of Holdings and the deductibility of those options were incorrectly described and applied.

Wright, et al. v. Lehman Brothers Holdings Inc, et al. (reported in the first quarter Form 10-Q)

The Carlton Energy group plaintiffs who brought suit in state court in Harris County, Texas, have agreed to stay their action and bring their claims in the action brought by A. Vernon Wright in Los Angeles Superior Court.

ITEM 1A. Risk Factors

There are no material changes from the risk factors set forth in Part I, Item 1A, in the Form 10-K.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information with respect to purchases made by or on behalf of Holdings or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended), of our common stock during the quarter ended August 31, 2006.

	Issuer Purchases of Equity Securities
			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans or
	Purchased	Paid per Share	or Programs	Programs
Month # 1 (June 1— June 30, 2006):
Common stock repurchases (1)	3,735,000		3,735,000
Employee transactions (2)	55,461		55,461
Total	3,790,461	$63.87	3,790,461	78,945,390
Month # 2 (July 1—July 31, 2006):
Common stock repurchases (1)	3,530,000		3,530,000
Employee transactions (2)	145,564		145,564
Total	3,675,564	$62.95	3,675,564	75,269,826
Month # 3 (August 1—August 31, 2006):
Common stock repurchases (1)	3,735,000		3,735,000
Employee transactions (2)	653,715		653,715
Total	4,388,715	$65.20	4,388,715	70,881,111
Total, June 1, 2006— August 31, 2006:
Common stock repurchases (1)	11,000,000		11,000,000
Employee transactions (2)	854,740		854,740
Total	11,854,740	$64.07	11,854,740	70,881,111

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

For more information about the repurchase program and employee stock plans, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity, Funding and Capital Resources—Equity Management” in Part I, Item 2, and Note 10 to the Consolidated Financial Statements in Part I, Item 1, in this Report, and Notes 11 and 14 to the Consolidated Financial Statements in Part II, Item 8, and “Security Ownership of Certain Beneficial Owners and Management” in Part III, Item 12, of the Form 10-K.

ITEM 5. Other Information

On October 10, 2006, Holdings, by authorization of its Board of Directors, filed with the Delaware Secretary of State two Certificates of Retirement pursuant to Section 243(b) of the General Corporation Law of the State of Delaware (the “DGCL”) and a Certificate of Elimination pursuant to Section 151(g) of the DGCL, which together had the effect of eliminating from Holdings’ Restated Certificate of Incorporation, dated May 27, 1994, as amended (the “Old Certificate of Incorporation”), all reference to five series of preferred stock that had previously been repurchased or redeemed in full at various times and reducing the number of shares of preferred stock, $1.00 par value per share, that the Registrant is authorized to issue from 38,000,000 to 24,999,000. The Certificates of Retirement and the Certificate of Elimination collectively identify the five series of preferred stock that had been repurchased or redeemed, and copies thereof are filed as Exhibits 3.01, 3.02 and 3.03, respectively, and are incorporated herein by reference in their entirety.

In addition, since May 27, 1994, various other certificates of amendment, merger, correction, designations and change of registered agent have been filed by Holdings with the Delaware Secretary of State. As a matter of corporate housekeeping and for ease of reference, the Board of Directors has approved, pursuant to Section 245(b) of the DGCL, the filing of a Restated Certificate of Incorporation (the “2006 Restated Certificate of Incorporation”) that incorporates all of these previous changes and the Certificates of Retirement and Elimination described above. The 2006 Restated Certificate of Incorporation, which was filed with the Delaware Secretary of State on October 10, 2006, merely restates and integrates but does not further amend the Old Certificate of Incorporation. A copy of the 2006 Restated Certificate of Incorporation is filed as Exhibit 3.04 and incorporated herein by reference in its entirety.

Pursuant to the DGCL, none of the foregoing actions required a vote of Holdings' shareholders.

ITEM 6. Exhibits

The following exhibits are filed as part of (or are furnished with, as indicated below) this Quarterly Report or, where indicated, were heretofore filed and are hereby incorporated by reference:

3.01*	Certificate of Retirement of the Cumulative Convertible Voting Preferred Stock, Series A of the Registrant

3.02*	Certificate of Retirement of the Redeemable Voting Preferred Stock of the Registrant

3.03*

Certificate of Elimination of the Cumulative Voting Preferred Stock, Cumulative Convertible Voting Preferred Stock, Series B and Fixed/Adjustable Cumulative Rate Preferred Stock, Series E of the Registrant

3.04*	Restated Certificate of Incorporation of the Registrant dated October 10, 2006

3.05	By-Laws of the Registrant, amended as of April 5, 2006 (incorporated by reference to Exhibit 3.09 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2006)

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

LEHMAN BROTHERS HOLDINGS INC. (Registrant)

Date: October 10, 2006	By:	/s/ Christopher M. O’Meara
Chief Financial Officer, Controller and Executive Vice President (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

3.01	Certificate of Retirement of the Cumulative Convertible Voting Preferred Stock, Series A of the Registrant

3.02	Certificate of Retirement of the Redeemable Voting Preferred Stock of the Registrant

3.03

Certificate of Elimination of the Cumulative Voting Preferred Stock, Cumulative Convertible Voting Preferred Stock, Series B and Fixed/Adjustable Cumulative Rate Preferred Stock, Series E of the Registrant

3.04	Restated Certificate of Incorporation of the Registrant dated October 10, 2006

12.01	Computation of Ratios of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends

15.01	Letter of Ernst & Young LLP regarding Unaudited Interim Financial Information

31.01	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a)

31.02	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a)

32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Enacted by Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Enacted by Section 906 of the Sarbanes-Oxley Act of 2002