Form 10-K
period 2006-11-30
LEHMAN BROTHERS HOLDINGS INC
filed 2007-02-13
CIK 806085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended November 30, 2006

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 1-9466

Lehman Brothers Holdings Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware
(State or other jurisdiction of	13-3216325
incorporation or organization)	(I.R.S. Employer Identification No.)

745 Seventh Avenue
New York, New York	10019
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 526-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.10 par value	New York Stock Exchange
Depositary Shares representing 5.94% Cumulative Preferred Stock, Series C	New York Stock Exchange
Depositary Shares representing 5.67% Cumulative Preferred Stock, Series D	New York Stock Exchange
Depositary Shares representing 6.50% Cumulative Preferred Stock, Series F	New York Stock Exchange
Depositary Shares representing Floating Rate Cumulative Preferred Stock, Series G	New York Stock Exchange
6.375% Trust Preferred Securities, Series K, of Subsidiary Trust (and Registrant’s guarantee thereof)	New York Stock Exchange
6.375% Trust Preferred Securities, Series L, of Subsidiary Trust (and Registrant’s guarantee thereof)	New York Stock Exchange
6.00% Trust Preferred Securities, Series M, of Subsidiary Trust (and Registrant’s guarantee thereof)	New York Stock Exchange
6.24% Trust Preferred Securities, Series N, of Subsidiary Trust (and Registrant’s guarantee thereof)	New York Stock Exchange
6¼% Exchangeable Notes Due October 15, 2007 (subject to exchange into shares of common stock of General Mills, Inc.)	New York Stock Exchange
2.00% Medium Term Notes, Series H, Due March 3, 2009 Performance Linked to the Common Stock of Morgan Stanley (MS)	American Stock Exchange
Absolute Buffer Notes Due July 29, 2008, Linked to the Dow Jones EURO STOXX50SM Index (SX5E)	American Stock Exchange
Absolute Buffer Notes Due July 7, 2008, Linked to the Dow Jones EURO STOXX 50SM Index (SX5E)	American Stock Exchange
Currency Basket Warrants Expiring February 13, 2008	American Stock Exchange
Dow Jones Industrial Average 112.5% Minimum Redemption PrincipalPlus Stock Upside Note Securities® Due August 5, 2007	American Stock Exchange
Dow Jones Global Titans 50 Index SM Stock Upside Note Securities® Due February 9, 2010	American Stock Exchange
Dow Jones Industrial Average Stock Upside Note Securities® Due April 29, 2010	American Stock Exchange
Index-Plus Notes Due December 23, 2009, Performance Linked to the Russell 2000® INDEX (RTY)	American Stock Exchange
Index-Plus Notes Due March 3, 2010, Linked to the S&P 500® Index (SPX)	American Stock Exchange
Index-Plus Notes Due November 15, 2009, Linked to the Dow Jones STOXX 50SM Index (SX5P)	American Stock Exchange
Index-Plus Notes Due September 28, 2009, Performance Linked to S&P 500® Index (SPX)	American Stock Exchange
Japanese Yen Linked Warrants Expiring June 20, 2008	American Stock Exchange
Nasdaq-100® Index Rebound Risk AdjustiNG Equity Range SecuritiesSM Notes Due May 20, 2007	American Stock Exchange
Nasdaq-100® Index Rebound Risk AdjustiNG Equity Range SecuritiesSM Notes Due June 7, 2008	American Stock Exchange
Nikkei 225SM Index Call Warrants Expiring May 8, 2007	American Stock Exchange
Nikkei 225SM Index Stock Upside Note Securities® Due June 10, 2010	American Stock Exchange
S&P 500® Index Callable Stock Upside Note Securities® Due November 6, 2009	American Stock Exchange
S&P 500® Index Stock Upside Note Securities® Due August 5, 2008	American Stock Exchange
S&P 500® Index Stock Upside Note Securities® Due September 27, 2007	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘accelerated filer and large accelerated filer’ in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer  ☒  Accelerated filer  ☐  Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting and nonvoting common equity held by non-affiliates of the Registrant at May 31, 2006 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $34,891,000,000.  As of that date, 523,812,764 shares of the Registrant’s common stock, $0.10 par value per share, were held by non-affiliates.  For purposes of this information, the outstanding shares of common stock that were and that may be deemed to have been beneficially owned by directors and executive officers of the Registrant were deemed to be shares of common stock held by affiliates at that date.

As of January 31, 2007, 526,088,102 shares of the Registrant’s common stock, $.10 par value per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of Lehman Brothers Holdings Inc.’s Definitive Proxy Statement for its 2007 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated in Part III.

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

“ECAPS”, “LehmanLive”, “Risk AdjustiNG Equity Range Securities” and “Stock Upside Note Securities” are registered trademarks, trademarks or service marks of Lehman Brothers Holdings Inc. in the United States and/or other countries.

LEHMAN BROTHERS HOLDINGS INC.

PART I

ITEM 1.                 BUSINESS

As used herein, “Holdings” or the “Registrant” means Lehman Brothers Holdings Inc., a Delaware corporation, incorporated on December 29, 1983. Holdings and its subsidiaries are collectively referred to as the “Company,” “Lehman Brothers,” the “Firm,” “we,” “us” or “our.” Our executive offices are located at 745 Seventh Avenue, New York, New York 10019, U.S.A., and our telephone number is 1-212-526-7000.

FORWARD-LOOKING STATEMENTS

Some of the statements contained or incorporated by reference in this Report, including those relating to the Company’s strategy and other statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates” and similar expressions, are forward-looking statements within the meaning of Section 21E of the Exchange Act. These statements are not historical facts but instead represent only management’s expectations, estimates and projections regarding future events. Similarly, these statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict, which may include, but are not limited to, the risk factors discussed in Item 1A below and the factors listed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Certain Factors Affecting Results of Operations” in Part II, Item 7, of this Report.

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

LEHMAN BROTHERS

Lehman Brothers, an innovator in global finance, serves the financial needs of corporations, governments and municipalities, institutional clients and high-net-worth individuals worldwide. We provide a full array of equity and fixed income sales, trading and research, investment banking services and investment management and advisory services. Our worldwide headquarters in New York and regional headquarters in London and Tokyo are complemented by offices in additional locations in North America, Europe, the Middle East, Latin America and the Asia Pacific region. The Firm, through predecessor entities, was founded in 1850.

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

Our principal business activities are capital markets, investment banking and investment management. Through our investment banking, trading, research, structuring and distribution capabilities in equity and fixed income products, we continue to build on our client-flow business model, which is based on our principal focus of facilitating client transactions in all major global capital markets products and services. We generate client-flow revenues from institutional, corporate, government and high-net-worth clients by (i) advising on and structuring transactions specifically suited to meet client needs; (ii) serving as a market maker and/or intermediary in the global marketplace, including having securities and other financial instrument products available to allow clients to adjust their portfolios and risks across different market cycles; (iii) originating loans for distribution to clients in the securitization or principals market; (iv) providing investment management and advisory services; and (v) acting as an underwriter to clients. As part of our client-flow activities, we maintain inventory positions of varying amounts across a broad range of financial instruments. In addition, we also take proprietary trading and principal investment positions.  The financial services industry is significantly influenced by worldwide economic conditions as well as other factors inherent in the global financial markets. As a result, revenues and earnings may vary from quarter to quarter and from year to year. We believe our client-flow orientation and the diversity of our business helps to mitigate overall revenue volatility.

LEHMAN BROTHERS HOLDINGS INC.

See Part I, Item 1A, “Risk Factors,” in this Report for a discussion of certain material risks to our business, financial condition and results of operations.

We operate in three business segments (each of which is described below): Capital Markets, Investment Banking and Investment Management. Financial information concerning the Company for the fiscal years ended November 30, 2006, 2005 and 2004, including the amount of net revenues contributed by each segment in such periods, is set forth in the Consolidated Financial Statements and Notes thereto in Part II, Item 8, of this Report. Information with respect to our operations by business segment and net revenues by geographic area is set forth under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Segments” and “—Geographic Revenues” in Part II, Item 7, of this Report, and in Note 19 to the Consolidated Financial Statements in Part II, Item 8, of this Report.

Capital Markets

Capital Markets represents institutional client-flow activities, including prime brokerage, research, mortgage origination and securitization, secondary-trading and financing activities in fixed income and equity products. These products include a wide range of cash, derivative, secured financing, and structured instruments and investments. We are a leading global market-maker in numerous equity and fixed income products, including U.S., European and Asian equities, government and agency securities, money market products, corporate high-grade, high-yield and emerging market securities, mortgage- and asset-backed securities, preferred stock, municipal securities, bank loans, foreign exchange, financing and derivative products. We are one of the largest investment banks in terms of U.S. and pan-European listed equities trading volume and maintain a major presence in over-the-counter U.S. stocks, major Asian large capitalization stocks, warrants, convertible debentures and preferred issues. In addition, the secured financing business manages our equity and fixed income matched book activities, supplies secured financing to institutional clients and provides secured funding for our inventory of equity and fixed income products.

We facilitate client transactions by serving as a market-maker and/or intermediary in the global marketplace, including making available securities and other financial instrument products to clients to adjust their portfolios and risks across different market cycles, enabling clients to sell large positions of securities through block trades and originating loans for distribution to clients through securitizations and/or syndications.

The Capital Markets segment also includes proprietary trading activities and principal investing activities including investments in real estate, private equity and other long-term investments.

Lehman Brothers combines the skills from the sales, trading and research areas of our Equities and Fixed Income Capital Markets businesses to serve the financial needs of our clients. This integrated approach enables us to structure and execute global transactions for clients and to provide worldwide liquidity in marketable securities.

Equities Capital Markets

The Equities Capital Markets business is responsible for our equities and equity-related operations and products worldwide. These products include listed and over-the-counter securities, American Depositary Receipts, convertibles, options, futures, warrants and derivatives.  We make markets in equity and equity-related securities as well as take positions for our own account. We participate in global equity markets through our worldwide presence and membership in major stock and option exchanges. Equities Capital Markets is composed of Liquid Markets, Leveraged Businesses and Private Equity.

Liquid Markets. Liquid Markets consists of our Cash Trading, Flow Derivatives and Program Trading businesses, which also includes Connectivity services.  Cash trades are executed for clients in both conventional (calls to a sales person) or electronic fashion through external systems as well as our own execution management platform. These trades can be executed manually or via algorithmic trading strategies based on client needs.  Program Trading specializes in execution of trades on baskets of stocks, which can be executed on an agency or risk basis. We deliver global electronic connectivity services to our clients, offering seamless electronic access to our trading desks and sources of liquidity around the world. Our Flow Derivatives business facilitates client orders in listed options markets and vanilla over-the-counter options derivatives.

Leveraged Businesses. Leveraged Businesses include Structured Derivatives and Convertibles. Our Structured Derivatives business offers customized equity derivative products across a wide spectrum of equity-related assets globally. We are a leading participant in the development and trading of equity derivative instruments. Our product development capabilities enable investors to take risk positions tailored to their specific needs or undertake sophisticated

LEHMAN BROTHERS HOLDINGS INC.

hedging and monetization strategies. The Convertibles business trades and makes markets in conventional and structured convertible securities.

Private Equity. The Equities Capital Markets segment also includes realized and unrealized gains and losses related to private equity principal investments.  See “Investment Management—Asset Management—Private Equity” below.

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

Corporate Debt Securities and Loans. We make markets in fixed and floating rate investment grade debt worldwide. We are also a major participant in preferred stock and hybrid capital securities, including long-term and perpetual preferred stock and preferred securities, and auction rate securities.

High Yield Securities and Leveraged Bank Loans. We also make markets in non-investment grade debt securities. Through our high grade and high yield sales, trading and underwriting activities, we make commitments to extend credit in loan syndication transactions. We also provide contingent commitments to investment and non-investment grade counterparties related to acquisition financings.

Money Market Products. We hold leading market positions in the origination and distribution of medium-term notes and commercial paper. We are an appointed dealer or agent for numerous active commercial paper and medium-term note programs on behalf of companies and government agencies worldwide.

Mortgage and Loan Origination and Mortgage- and Asset-Backed Securities. Lehman Brothers Bank, FSB (“LBB”), offers traditional and online mortgage banking services to individuals as well as institutions and their customers.  Lehman Brothers Bankhaus AG (“Bankhaus”), a German bank, offers lending and real estate financing to corporate and institutional borrowers worldwide. We originate commercial and residential mortgage loans through LBB, Bankhaus and other subsidiaries in the U.S., Europe and Asia. We are a leading underwriter of and market-maker in residential and commercial mortgage- and asset-backed securities and are active in all areas of secured lending, structured finance and securitized products. We underwrite and make markets in the full range of U.S. agency-backed mortgage products, mortgage-backed securities, asset-backed securities and whole loan products. We are also a leader in the global market for residential and commercial mortgages (including multi-family financing) and leases.

In 2005, we established Lehman Brothers Commercial Bank (“LBCB”), a Utah-chartered industrial loan company, in order to issue certificates of deposit to institutions and conduct certain lending activities. During 2006, we acquired an established private student loan origination platform and a European mortgage originator, allowing us to enter into new markets and expand the breadth of services we offer as well as provide additional loan product for our securitization pipeline.

Real Estate. In addition to our origination and securitization of commercial mortgages, we also invest in commercial real estate in the form of debt, joint venture equity investments and direct ownership interests. We have interests in properties throughout the world.

Municipal and Tax-Exempt Securities. Lehman Brothers is a major dealer in municipal and tax-exempt securities, including general obligation and revenue bonds, notes issued by states, counties, cities and state and local governmental agencies, municipal leases, tax-exempt commercial paper and put bonds.

Fixed Income Derivatives. We offer a broad range of interest rate- and credit-based derivative products and related services. Derivatives professionals are integrated into all of our Fixed Income areas in response to the worldwide convergence of the cash and derivative markets.  In 2005, Lehman Brothers established an energy trading business with global capability in power, natural gas and oil. The business includes futures, swaps, options and other structured products, as well as physical trading.

LEHMAN BROTHERS HOLDINGS INC.

Foreign Exchange. Our global foreign exchange operations provide market access and liquidity in all currencies for spot, forward and over-the-counter options markets around the clock. We offer our clients execution, analysis and hedging capabilities, utilizing foreign exchange as well as foreign exchange options and other foreign exchange derivatives. We also provide advisory services to central banks, corporations and investors worldwide, structuring innovative products to fit their specific needs. We make extensive use of our global macroeconomics research to advise clients on the appropriate strategies to manage their interest rate and currency risk.

Global Principal Strategies and Global Trading Strategies

Global Principal Strategies is a proprietary trading business that employs multiple strategies across global markets, including capital and credit arbitrage and aviation finance and private equity investment opportunities. Global Trading Strategies is a global proprietary multi-strategy value-oriented business; strategies include merger arbitrage, distressed debt, special situations and private equity.

Capital Markets Prime Services

The Capital Markets Prime Services group services clients in both Fixed Income and Equities Capital Markets and includes our Secured Financing, Prime Broker, Futures and Clearing and Execution businesses.

The Secured Financing business within Capital Markets engages in three primary functions: managing our equity and fixed income matched book activities, supplying secured financing to institutional clients and obtaining secured funding for our inventory of equity and fixed income products. Matched book funding involves borrowing and lending cash on a short-term basis to institutional clients collateralized by marketable securities, typically government or government agency securities. We enter into these agreements in various currencies and seek to generate profits from the difference between interest earned and interest paid. Secured Financing works with our institutional sales force to identify clients that have cash to invest and/or securities to pledge to meet our financing and investment objectives and those of our clients. Secured Financing also coordinates with our Treasury group to provide collateralized financing for a large portion of our securities and other financial instruments owned. In addition to our activities on behalf of our U.S. clients, we are a major participant in the European and Asian repurchase agreement (“repo”) markets, providing secured financing for our clients in those regions.  Secured Financing provides margin loans in all markets for client purchases of securities, as well as securities lending and short-selling facilitation.

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

Our Futures business executes and clears futures transactions for clients on an agency basis. The Clearing and Execution business provides these services to broker-dealers and other clients that do not have the capacity themselves.

Capital Markets Global Distribution

Our institutional sales organizations encompass distinct global sales forces that have been integrated into the Capital Markets businesses to provide investors with the full array of products offered by Lehman Brothers.

Equities Sales. Our Equities Capital Markets sales force provides an extensive range of services to institutional investors, focusing on developing long-term relationships through a comprehensive understanding of clients’ investment objectives, while providing proficient execution and consistent liquidity in a wide range of global equity securities and derivatives.

Fixed Income Sales. Our Fixed Income Capital Markets sales force is one of the most productive in the industry, serving the investing and liquidity needs of major institutional investors by employing a relationship management approach that provides superior information flow and product opportunities for our clients.

Research

Research at Lehman Brothers encompasses the full range of research disciplines, including fundamental, quantitative, economic, strategic, credit, relative value and market-specific analysis. To ensure in-depth expertise within various

LEHMAN BROTHERS HOLDINGS INC.

markets, Equity Research has established regional teams on a worldwide basis that are staffed with industry and strategy specialists. Fixed Income Research provides expertise in U.S., European and Asian government and agency securities, derivatives, sovereign issues, corporate securities, high yield, asset- and mortgage-backed securities, indices, emerging market debt and municipal securities.

Investment Banking

Investment Banking provides advice to corporate, institutional and government clients throughout the world on mergers, acquisitions and other financial matters. Investment Banking also raises capital for clients by underwriting public and private offerings of debt and equity instruments. Our Investment Banking professionals are responsible for developing and maintaining relationships with issuers by gaining a thorough understanding of their specific needs and bringing together the full resources of Lehman Brothers to accomplish their financial and strategic objectives.

Investment Banking is made up of Advisory Services and Global Finance activities that serve our corporate, institutional and government clients. The segment is organized into global industry groups—Communications, Consumer/Retailing, Financial Institutions, Financial Sponsors, Healthcare, Hedge Funds, Industrial, Insurance Solutions, Media, Natural Resources, Pension Solutions, Power, Real Estate and Technology—that include bankers who deliver industry knowledge and expertise to meet clients’ objectives. Specialized product groups within Advisory Services include mergers and acquisitions (“M&A”) and restructuring. Global Finance serves our clients’ capital-raising needs through specialized product groups in underwriting, private placements, leveraged finance and other activities associated with debt and equity products. Product groups are partnered with relationship managers in the global industry groups to provide comprehensive financial solutions for clients.

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

Underwriting. We are a leading underwriter of initial and other public offerings of equity and fixed income securities (both listed and over-the-counter), including common, preferred, convertible and hybrid capital, high grade and high yield debt, government and agency securities, mortgage- and asset-backed securities and collateralized debt obligations.

Leveraged Finance. Our global Leveraged Finance group provides comprehensive financing solutions for below-investment grade clients across many industries through our high yield bond, leveraged loan, bridge financing and mezzanine debt products. Lehman Brothers provides “one-stop” leveraged financing solutions for corporate and financial acquirers and high yield issuers, including multi-tranche, multi-product acquisition financing. We are one of the leading investment banks in the syndication of leveraged loans.

Private Placements. We have a dedicated Private Placement group focused on capital raising in the private equity and debt markets. Clients range from pre-initial public offering (“IPO”) companies to well-established corporations that span many industries. The Private Placement group has experience in identifying sources, establishing structures and placing common stock, convertible preferred stock, subordinated debt and senior debt, as well as utilizing a variety of financing techniques, including mezzanine debt, securitizations, project financings and sale-leasebacks.

Investment Management

Investment Management provides strategic investment advice and services to institutional and high-net-worth clients on a global basis.

LEHMAN BROTHERS HOLDINGS INC.

Information with respect to changes in and composition of assets under management is set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Segments—Investment Management” in Part II, Item 7, of this Report.  Investment Management consists of our Asset Management and Private Investment Management businesses.

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

Neuberger Berman Private Asset Management. Neuberger Berman’s Private Asset Management business provides discretionary, customized portfolio management across equity and fixed income asset classes for high-net-worth clients. Experienced money managers, each with a distinct investment style and discipline, tailor investment strategies to fit clients’ individual goals, financial needs and tolerance for risk.

Neuberger Berman Family of Funds. The Neuberger Berman family of funds spans asset classes, investment styles and capitalization ranges. Its open-end mutual funds are available directly to investors or through distributors, and its closed-end funds trade on major stock exchanges. Neuberger Berman is also a leading sub-advisor of funds for institutional clients, including insurance companies, banks and other financial services firms. We serve as the investment adviser or sub-adviser for numerous defined contribution plans, and for insurance companies offering variable annuity and variable life insurance products, and we provide portfolio management through both mutual fund and separate account wrap programs.

Lehman Brothers Asset Management. Lehman Brothers Asset Management specializes in investment strategies for institutional and qualified individual investors. While our strategies are numerous and diverse, our managers share a dedication to investment discipline that includes quantitative screening, fundamental analysis and risk management.

Institutional Asset Management. Lehman Brothers Institutional Asset Management provides a full range of asset management products for pensions, foundations, endowments and other institutions. It offers strategies across the risk/return spectrum, in cash, fixed income, equity and hybrid asset classes. Our money market funds include cash, prime and government funds, as well as customized short-duration fixed income strategies and enhanced cash capabilities. Our longer-maturity fixed income strategies are available across a continuum of strategies, from indexed to actively managed portfolios, with varying levels of risk parameters geared toward our clients’ particular requirements. Our equities strategies are based on fundamental research and quantitative analysis, with risk management incorporated throughout the investment process, using quantitative tools and adherence to sell-disciplines.

Absolute Return Strategies. Lehman Brothers’ Absolute Return Strategies platform provides a wide range of hedge fund products to institutions and qualified individual clients.  It offers proprietary single-manager funds, proprietary multiple-manager funds of funds and third-party single-manager funds. Our proprietary single-manager funds cover a wide array of investment strategies across long/short equity, relative value, event-driven and directional trading styles. As a sponsor of commingled multiple-manager funds of unaffiliated hedge funds and customized accounts, Lehman Brothers offers access to a select universe of fund managers.

Private Equity. Private Equity provides opportunities in privately negotiated transactions across a variety of asset classes for institutional and high-net-worth individual investors. Our investment partnerships manage a number of private equity portfolios, with the Company’s capital invested alongside that of our clients. Lehman Brothers creates funds, and through our Capital Markets segment invests in asset classes in which we have strong capabilities, proprietary deal flow and an excellent reputation. Areas of specialty include Merchant Banking, Venture Capital, Real Estate, Credit-Related Investments and Private Funds Investments. We generally co-invest on a principal basis through our Capital Markets Segment in the investments made by the funds. The Private Fund Marketing Group focuses on raising capital for a limited number of high-quality private equity sponsors, providing them access to a well-diversified institutional and high-net-worth limited partner base.

LEHMAN BROTHERS HOLDINGS INC.

Private Investment Management

Private Investment Management provides traditional brokerage services and comprehensive investment, wealth advisory, trust and capital markets execution services to both high-net-worth individuals and small and medium size institutional clients, leveraging all the resources of Lehman Brothers.

High Net Worth Clients. For individuals needing such services, our investment professionals and strategists work together to provide asset allocation, portfolio strategy and manager selection, and integrate that advice with tax, trust and estate planning.

Driven by our clients’ goals for preserving and enhancing wealth across generations, we offer a wide range of investment opportunities including traditional and alternative investments. We are selective in creating our investment platform and look beyond proprietary products for opportunities.

As needed, our tax and estate strategists integrate our clients’ investment strategies with their overall tax and estate picture, recommending vehicles to minimize taxes and provide for future generations. Additionally, the Lehman Brothers Trust Company provides private clients with comprehensive trustee and executor services.

We address the specific needs of corporate executives and business owners through diversification and liquidity strategies. Additionally, where appropriate we partner with professionals across the Firm to deliver corporate finance and real estate solutions to our clients.

Institutional Clients.  For institutions, we leverage the Lehman Brothers Capital Markets franchise to provide brokerage and market-making services to small and mid-sized institutional clients in the fixed income and equities capital markets.

Technology

Our businesses and operations rely on the secure processing, storage and transmission of confidential and other information, and increasingly, on the utilization of the internet. We have made substantial investments in our technology, and Lehman Brothers is committed to the continued development and use of technology throughout the Firm. Our technology initiatives are designed to enhance client service through increased connectivity and the provision of value-added, tailored products and services, improve our trading, execution and clearing capabilities, enhance risk management and increase our overall efficiency, productivity and control.

We have enhanced client service by providing clients with electronic access to our products and services through our LehmanLive® web site and other channels. In particular, we provide global electronic trading and information distribution capabilities covering many of our fixed income, currency, commodity, equity and other products around the world.

Electronic commerce and technology have changed and will continue to change the ways that securities and other financial products are traded, distributed and settled. This creates both opportunities and challenges for our businesses. We remain committed to being at the forefront of technological innovation in the global capital markets. See Part I, Item 1A, “Risk Factors – Operational Risk” for a discussion of technology risks to which we are exposed.

Corporate

Our Corporate division provides support to our businesses through the processing of certain securities and commodities transactions, receipt, identification and delivery of funds and securities, safeguarding of clients’ securities, risk management, and compliance with regulatory and legal requirements. In addition, the Corporate division is responsible for technology infrastructure and systems development, information security, business continuity planning, treasury operations, financial reporting and business unit financial support, tax planning and compliance, internal audit, expense management, career development and recruiting and other support functions.

Risk Management

A description of our Risk Management infrastructure and procedures is contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management” in Part II, Item 7, of this Report. Information regarding our use of derivative financial instruments to hedge interest rate, currency, security and commodity price and other market risks is contained in Notes 1, 2, 3, 7, 9, 10 and 11 to the Consolidated Financial Statements in Part II, Item 8, of this Report.

LEHMAN BROTHERS HOLDINGS INC.

Competition

All aspects of our business are highly competitive. Lehman Brothers competes in U.S. and international markets directly with numerous other firms in the areas of securities underwriting and placement, corporate finance and strategic advisory services, securities sales and trading, prime brokerage, research, foreign exchange and derivative products, asset management and private equity, including investment banking firms, traditional and online securities brokerage firms, mutual fund companies and other asset managers, investment advisers, venture capital firms, certain commercial banks, insurance companies and others.  Our competitive ability depends on many factors, including our reputation, the quality of our services and advice, product innovation, execution ability, pricing, advertising and sales efforts and the talent of our personnel. See Part I, Item 1A, “Risk Factors – Competitive Environment,” for a further discussion of the competitive risks to which we are exposed.

Regulation

The financial services industry is subject to extensive regulation in the various jurisdictions in which we do business. Violation of applicable regulations can result in legal and/or administrative proceedings, which may impose censures, fines, cease-and-desist orders, prohibitions from engaging in, or limitations or conditions on, some of our business activities, which could result in significant losses or reputational damage. We believe that we are in material compliance with applicable regulations.

U.S. Regulation

Holdings and its subsidiaries are subject to group-wide supervision and examination by the SEC as a Consolidated Supervised Entity (“CSE”). See “Capital Requirements” below and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Accounting and Regulatory Developments—Consolidated Supervised Entity” in Part II, Item 7, of this Report.

Lehman Brothers Inc. (“LBI”), Neuberger Berman, LLC (“NB LLC”) and Neuberger Berman Management Inc. (“NBMI”) are registered with the SEC as broker-dealers; Lehman Brothers OTC Derivatives Inc. (“LOTC”) is registered with the SEC as an OTC derivatives dealer; and LBI, NB LLC, NBMI, Lehman Brothers Asset Management LLC (“LBAM”) and certain other of our subsidiaries are registered with the SEC as investment advisers. As such, these entities are subject to regulation by the SEC and by self-regulatory organizations, principally the NASD (which has been designated by the SEC as NBMI’s primary regulator), national securities exchanges such as the New York Stock Exchange, Inc. (“NYSE”) (which has been designated by the SEC as LBI’s and NB LLC’s primary regulator) and the Municipal Securities Rulemaking Board, among others.  Securities firms are also subject to regulation by state securities administrators in those states in which they conduct business. Various subsidiaries are registered as broker-dealers in all 50 states, the District of Columbia and the Commonwealth of Puerto Rico.

Broker-dealers are subject to regulations, including those contained in the Securities Act of 1933 and the Securities Exchange Act of 1934, and rules promulgated thereunder, that cover all aspects of the securities business, including sales practices, market making and trading among broker-dealers, publication of research, margin lending, use and safekeeping of clients’ funds and securities, capital structure, recordkeeping and the conduct of directors, officers and employees.

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

LEHMAN BROTHERS HOLDINGS INC.

LBB, a federally chartered savings bank incorporated under the laws of the United States of America, is regulated by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation (“FDIC”). LBCB is subject to regulation by the FDIC and the Utah Commissioner of Financial Institutions.  Lehman Brothers Trust Company N.A. (“Trust N.A.”), which holds a national bank charter, is regulated by the Office of the Comptroller of the Currency of the United States.  Lehman Brothers Trust Company of Delaware (“Delaware Trust”), a non-depository limited purpose Delaware trust company, is subject to oversight by the State Bank Commissioner of the State of Delaware. These bodies regulate such matters as policies and procedures on conflicts of interest, account administration and overall governance and supervisory procedures.

Lehman Brothers Commodity Services Inc. (“LBCS”) is authorized by the Federal Energy Regulatory Commission (“FERC”) to sell wholesale physical power at market-based rates. As a FERC-authorized power marketer, LBCS is subject to regulation under the Federal Power Act and FERC regulations.

The SEC’s Regulation NMS, adopted in 2005, will be implemented in stages throughout 2007. It introduces significant changes to the regulation of trading equities on securities exchanges and marketplaces. Among other things, it requires “trading centers” (exchanges, alternative trading systems, exchange and OTC market makers and broker-dealers that execute orders internally by trading as principal or crossing orders as agent) to have policies designed to prevent the execution of trades at prices inferior to “protected quotations” (automated “best bid and offer” quotations that are immediately accessible) displayed by other trading centers. While it is too early to predict the impact that Regulation NMS will have, our equities trading businesses have incurred and will continue to incur technology and compliance costs associated with the regulation, and it will alter the competitive environment in which these businesses function.

Non-U.S. Regulation

We do business in the international fixed income and equity markets and undertake international investment banking and investment management activities, principally through our regional headquarters in London and Tokyo. Lehman Brothers International (Europe) (“LBIE”) is an authorized investment firm in the United Kingdom and is a member of the London, Frankfurt, Paris and Milan exchanges, among others.  The U.K. Financial Services and Markets Act 2000 (the “FSMA”) and rules promulgated thereunder govern all aspects of the United Kingdom investment business, including regulatory capital, sales, research and trading practices, use and safekeeping of client funds and securities, record keeping, margin practices and procedures, approval standards for individuals, periodic reporting and settlement procedures. Pursuant to the FSMA, certain of our subsidiaries are subject to regulations promulgated and administered by the U.K. Financial Services Authority (“FSA”).

The European Union (“E.U.”) Market Abuse Directive establishes a common regulatory framework for policing market manipulation and insider dealing in Europe, creating offenses of dealing on the basis of inside information and manipulating the market, and imposing obligations on issuers to disclose inside information to the market and to maintain lists of all those with access to inside information and obligations on investment firms to report suspicious transactions and disclose information about research sources and methods and conflicts of interest. U.K. regulations implementing the Directive came into effect on July 1, 2005. Other member states in which we do business have largely completed implementation of the Directive as well.

The E.U. Prospectus Directive, which regulates the drafting and publication of prospectuses when securities are offered to the public and/or admitted to trading on a regulated market in the E.U., has now been implemented in almost all member states including the U.K. The Directive allows issuers to raise capital in any E.U. member state using a prospectus drawn up and approved in a single member state.  It also enables a single competent authority to review and approve prospectuses. Companion legislation, the Transparency Directive, sets standards for periodic financial reporting for issuers whose securities are admitted to trading on a regulated market in the E.U., as well as for disclosure of major shareholdings; it is scheduled to be implemented in 2007.

We also expect in 2007 the implementation of the E.U. Markets in Financial Instruments Directive or “MiFID,” a major piece of legislation that updates and expands the current framework for regulating exchanges, multilateral trading facilities and investment firms on a pan-European basis.  MiFID will facilitate cross-border business among investment firms by generally establishing the regulatory regime of the member state in which a firm is operating as controlling, and will impose a new set of organizational and conduct of business requirements on investment firms. In the U.K., regulated firms are bound by a number of other laws and regulations, namely the First and Second E.U. Money Laundering Directives, the Proceeds of Crime Act 2002, the Terrorism Act 2000 and the Money Laundering Regulations 2003.

LEHMAN BROTHERS HOLDINGS INC.

Collectively, these require firms to have policies and controls around the identification of clients, reporting suspicious activity, staff training and awareness, record keeping and making use of international findings.  We have established appropriate policies, procedures and internal controls that are designed to comply with these rules and regulations.

Lehman Brothers Japan Inc. (“LBJ”) is a registered securities company in Japan and a member of the Tokyo Stock Exchange Inc., the Osaka Securities Exchange Co., Ltd., the Jasdaq Securities Exchange Inc., the Tokyo Financial Exchange Inc. and the Tokyo Commodity Exchange and, as such, is regulated by the Financial ServicesAgency, the Securities Exchange Surveillance Commission, the Japan Securities Dealers Association, the Financial Futures Association of Japan, the Tokyo Metropolitan Government and those exchanges.

Lehman Brothers Asia Limited (“LBAL”) is a licensed entity in Hong Kong regulated by the Securities and Futures Commission for dealing in securities and futures, and advising on securities and corporate finance. LBAL is also approved to act as a sponsor for Hong Kong initial public offering transactions.

Bankhaus is regulated by the German Federal Supervisory Authority for the Financial Service Industry.

LBI, LBIE, LBJ and many of our other subsidiaries are also subject to regulation by securities, banking and finance regulatory authorities, securities exchanges and other self-regulatory organizations in numerous other countries in which they do business.

Research

The research areas of investment banks have been and remain the subject of regulatory scrutiny. The SEC, NYSE and NASD have adopted rules imposing restrictions on the interaction between equity research analysts and investment banking personnel at member securities firms. Various non-U.S. jurisdictions have imposed both substantive and disclosure-based requirements with respect to research, and continue to consider additional regulation. In addition, we are a party to a settlement with certain federal and state securities regulators and self-regulatory organizations that imposes restrictions on the interaction between research and investment banking departments and requires us to fund the provision of independent research to our clients.

Mortgage Lending

We originate, purchase and securitize commercial and residential mortgage loans through LBB, Bankhaus and other subsidiaries in the U.S., Europe and Asia, and we are subject to an extensive body of U.S. federal and state mortgage laws and regulations, as well as laws and regulations in other countries, including the U.K., the Netherlands, Japan and South Korea.  In recent years, individual cities and counties in the U.S. have begun to enact laws that restrict non-prime loan origination activities.  The U.S. federal government is also considering legislative and regulatory proposals in this regard. In September 2006, U.S. federal bank regulators issued interagency guidance applicable to federally chartered lenders such as LBB covering certain residential mortgage loan products that allow borrowers to defer repayment of principal or interest. This guidance covers a number of topics related to loan terms and underwriting standards, risk management practices and consumer protection issues. It remains unclear how this guidance will be interpreted, what effect it will have on our business and whether it will change the overall competitive landscape in the mortgage industry.

Protection of Client Information

Many aspects of our business are subject to increasingly comprehensive legal and regulatory requirements concerning the use, safeguarding and disposal of certain client information, including those adopted pursuant to the Gramm-Leach-Bliley Act of 1999, the Fair and Accurate Credit Transactions Act of 2003 and a number of state data protection laws in the U.S., the E.U. Data Protection and Telecommunications Privacy Directives and member state implementations, and various laws in Asia, including the Japanese Personal Information Protection Law and the Hong Kong Personal Data (Privacy) Ordinance. We monitor these matters closely and adopt policies and procedures to comply with such requirements.

Anti-Money Laundering

The USA PATRIOT Act of 2001 contains anti-money laundering and anti-terrorism laws that mandate the implementation of various regulations applicable to banks, broker-dealers, futures commission merchants and other financial services companies, including standards for verifying client identity at account opening, standards for conducting enhanced due diligence and obligations to monitor client transactions and report suspicious activities.  Through these and other provisions, the PATRIOT Act seeks to promote cooperation among financial institutions,

LEHMAN BROTHERS HOLDINGS INC.

regulators and law enforcement in identifying parties that may be involved in terrorism or money laundering.  Anti-money laundering laws outside of the U.S. contain similar provisions.  We have established policies, procedures and internal controls that are designed to comply with these rules and regulations.

Judicial, Regulatory and Arbitration Proceedings

We are involved in a number of judicial, regulatory and arbitration proceedings concerning matters arising in connection with the conduct of our business.  See Part I, Item 3, “Legal Proceedings,” in this Report for information about certain pending proceedings.

Capital Requirements

LBI, LOTC, NB LLC, NBMI, LBIE, LBJ, LBB, LBCB, Bankhaus, Trust N.A., Delaware Trust, and other subsidiaries of Holdings are subject to various capital adequacy requirements promulgated by the regulatory, banking and exchange authorities of the countries in which they operate.  In addition, our “AAA” rated derivatives subsidiaries (Lehman Brothers Financial Products Inc. and Lehman Brothers Derivative Products Inc.) are subject to capital targets established by various ratings agencies. The regulatory rules referred to above, and certain covenants contained in various debt agreements, may restrict Holdings’ ability to withdraw capital from certain subsidiaries, which in turn could limit its ability to commit capital to other businesses, meet obligations or pay dividends to shareholders. Further information about these requirements and restrictions is contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity, Funding and Capital Resources” in Part II, Item 7, of this Report and in Note 13 to the Consolidated Financial Statements in Part II, Item 8, of this Report.

In June 2004, the SEC approved a rule establishing a voluntary framework for comprehensive, group-wide risk management procedures and consolidated supervision of certain financial services holding companies.  We applied for permission to operate under the rule and received approval effective December 1, 2005. The rule allows LBI to use an alternative method, based on internal models, to calculate net capital charges for market and derivative-related credit risk. Under this rule, Lehman Brothers is subject to group-wide supervision and examination by the SEC and is subject to minimum capital requirements on a consolidated basis generally consistent with the International Convergence of Capital Measurement and Capital Standards published by the Basel Committee on Banking Supervision. The CSE Rules are designed to minimize the duplicative regulatory requirements on U.S. securities firms resulting from the E.U. Directive (2002/87/EC) concerning the supplementary supervision of financial conglomerates active in the E.U. Under this Directive, non-E.U. financial groups that conduct business through regulated financial entities in the E.U. must first demonstrate that they are subject to equivalent consolidated supervision at the ultimate holding company level. On November 30, 2005, the FSA determined that the SEC undertakes equivalent consolidated supervision for Lehman Brothers. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Accounting and Regulatory Developments—Consolidated Supervised Entity” in Part II, Item 7, of this Report for more information.

Client Protection

LBI and NB LLC are members of the Securities Investor Protection Corporation (“SIPC”). Clients of LBI and NB LLC are protected by SIPC against some losses. SIPC provides protection against lost, stolen or missing securities (except loss in value due to a rise or fall in market prices) for clients in the event of the failure of the broker-dealer. Accounts are protected up to $500,000 per client with a limit of $100,000 for cash balances. In addition to being members of SIPC, LBI and NB LLC carry excess SIPC protection, which increases each client’s protection up to the net equity of the account, subject to terms and conditions similar to SIPC. Like SIPC, the excess coverage does not apply to loss in value due to a rise or fall in market prices. Certain of our non—U.S. broker-dealer subsidiaries participate in programs similar to SIPC in certain jurisdictions.

Deposits in LBB and LBCB are insured by the FDIC, subject to applicable limits per depositor. Bankhaus participates in the German Depositors Protection Fund, which insures deposits from non-bank clients, with applicable limits per depositor.

Insurance

We maintain insurance coverage in types and amounts and with deductibles that management believes are customary for companies of similar size and engaged in similar businesses.  However, the insurance market is volatile, and there can be no assurance that any particular coverage will be available in the future on terms acceptable to us.

LEHMAN BROTHERS HOLDINGS INC.

Employees

As of November 30, 2006, Lehman Brothers employed approximately 25,900 persons.We consider our relationship with our employees to be good.

ITEM 1A.        RISK FACTORS

You should carefully consider the following risks and all of the other information set forth in this Report, including the Consolidated Financial Statements and the Notes thereto. If any of the events or developments described below were actually to occur, our business, financial condition or results of operations could be adversely affected.

Market Risk

As a global investment bank, risk is an inherent part of our business. Our businesses are materially affected by conditions in the financial markets and economic conditions generally around the world. A favorable business environment is characterized by many factors, including a stable geopolitical climate, transparent and liquid financial markets, low inflation, low unemployment, global economic growth and high business and investor confidence. Concerns about geopolitical developments, energy prices and natural disasters, among other things, can affect the global financial markets.  In addition, economic or political pressures in a country or region may cause local market disruptions and currency devaluations, which may also affect markets generally. In the event of changes in market conditions, such as interest or foreign exchange rates, stock, commodity or real estate valuations or volatility, our businesses could be adversely affected in many ways, including those described below. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Market Risk” for a further discussion of the market risks to which we are exposed.

Our Client-Flow Revenues May Decline in Adverse Market Conditions. We have been operating in a low interest rate market for the past several years, though over the past two years some central banks, and in particular the U.S. Federal Reserve, have raised short-term rates. Further increases in interest rates and long-term rates in particular, especially if such changes are rapid, may create a less favorable environment for certain of our businesses. Rising interest rates may cause a decline in our mortgage origination and securitization businesses in particular, as the volume of our origination and securitization activity may decline. Recently, the residential real estate market in the U.S. has experienced a downturn due to declining real estate values. Further declines in real estate values could further reduce our level of mortgage loan originations and could also reduce our level of securitizations.

Our Investment Banking revenues, in the form of financial advisory and debt and equity underwriting fees, are directly related to the number and size of the transactions in which we participate and would therefore be adversely affected by a sustained market downturn.

A market downturn would also likely lead to a decline in the volume of capital market transactions that we execute for our clients and, therefore, to a decline in the revenues we receive from commissions and spreads earned from the trades we execute for our clients. In addition, because the fees that we charge for managing our clients’ portfolios are in many cases based on the value of those portfolios, a market downturn that reduces the value of our clients’ portfolios would reduce the revenues we receive from our asset management business. Even in the absence of a market downturn, below-market investment performance by our fund and portfolio managers could reduce Investment Management revenues and assets under management.

We May Incur Losses Due to Fluctuations in Market Rates, Prices and Volatility. Market risk is inherent in our client-driven market-making transactions and proprietary trading and principal investment activities in equity and fixed income securities, commodities, currencies and derivatives and our mortgage and loan origination and syndication activities. Fluctuations in market rates, prices and volatility can adversely affect the market value of our long or short inventory and proprietary and principal positions and, to the extent that such positions are not adequately hedged, cause the Firm to incur losses. In our market-making transactions, we maintain substantial inventory positions from time to time, acting as a financial intermediary for our clients, and we hold inventory positions in the normal course of business to allow clients to rebalance their portfolios and diversify risks across market cycles. To the extent that we hold long inventory positions, a downturn in the market could result in losses from a decline in the value of those positions. On the other hand, to the extent that we have sold inventory short, an upturn in those markets could expose us to losses as we attempt to cover our short positions by acquiring assets in a rising market.

LEHMAN BROTHERS HOLDINGS INC.

In our mortgage and loan origination and securitization businesses, we are also subject to risks from decreasing interest rates. Most residential mortgages and consumer loans provide that the borrower may repay them early. Borrowers often exercise this right when interest rates decline. As prepayments increase, the value of mortgages and other loans with prepayment features held in inventory prior to securitization generally will decrease, and to the extent that prepayment risk has not been hedged, prepayments may result in a loss.

Market credit spreads are at historically tight levels, and a widening of credit spreads could negatively impact the value of our corporate debt and other inventory.

We also maintain long and short positions through our other proprietary trading activities and make principal investments (such as in real estate and private equity), both of which are also subject to market risks.  The value of these positions can be adversely affected by changes in market rates, prices and volatility.  These risks will increase to the extent that we increase our proprietary trading and principal investing activities.

On the other hand our client-flow and proprietary trading businesses generally depend on market volatility to provide trading and arbitrage opportunities, and a decline in volatility may reduce these opportunities and adversely affect the results of these businesses.

Holding Large and Concentrated Positions May Expose Us to Losses. Concentration of risk may reduce revenues or result in losses in our market-making, block trading, underwriting, proprietary trading, principal investment and lending businesses in the event of unfavorable market movements even when economic and market conditions are generally favorable for others in the industry. We have committed substantial amounts of capital to these businesses, which often require us to take large positions in the securities of, or make large loans to, a particular issuer or issuers in a particular industry, country or region. Moreover, the trend in all major capital markets is towards larger and more frequent commitments of capital in many of these activities, and we expect this trend to continue. For example, large positions of securities are increasingly being sold in block trades rather than on a marketed basis, which could increase the risk that we may be unable to resell the securities at favorable prices. Concentration of risk will increase to the extent we expand our proprietary trading and principal investing activities or commit additional capital to facilitate client-driven business.

Market Risk May Increase the Other Risks That We Face. In addition to the potentially adverse effects on our businesses described above, market risk could exacerbate other risks that we face. For example, if we were to incur substantial market risk losses, our need for liquidity could rise significantly, while our access to liquidity could be impaired. In addition, in conjunction with a market downturn, our clients and counterparties could incur substantial losses of their own, thereby weakening their financial condition and increasing our credit risk exposure to them.

Credit Risk

We May Incur Losses Associated with Our Credit Exposures. Credit risk represents the possibility a counterparty or an issuer of securities or other financial instruments we hold or a borrower of funds from us will be unable to honor its contractual obligations to us. These parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. Default risk may also arise from events or circumstances that are difficult to foresee or detect, such as fraud. Credit risk may arise, for example, from holding securities of third parties; entering into swap or other derivative contracts under which counterparties have obligations to make payments to us; executing securities, futures, currency or commodity trades that fail to settle at the required time due to non-delivery by the counterparty or systems failure by clearing agents, exchanges, clearing houses or other financial intermediaries; and extending credit to our clients through bridge or margin loans or other arrangements. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk” for a further discussion of the credit risks to which we are exposed. Our principal focus has been acting as an intermediary of credit. In recent years, we have expanded our activities associated with providing our clients access to credit and liquidity and have also expanded our swaps and derivatives businesses. As a result, our credit exposures have increased in amount and in duration.

Defaults by Another Large Financial Institution Could Adversely Affect Financial Markets Generally. The commercial soundness of many financial institutions may be closely interrelated as a result of credit, trading, clearing or other relationships between the institutions. As a result, concerns about, or a default by, one institution could lead to significant market-wide liquidity problems, losses or defaults by other institutions. This is sometimes referred to as “systemic risk” and may adversely affect financial intermediaries, such as clearing agencies, clearing houses, banks, securities firms and exchanges, with which we interact on a daily basis, and therefore could adversely affect Lehman

LEHMAN BROTHERS HOLDINGS INC.

Brothers.

Liquidity Risk

Liquidity, that is ready access to funds, is essential to our businesses. Financial institutions rely on external borrowings for the vast majority of their funding, and failures in our industry are typically the result of insufficient liquidity.

An Inability to Access the Debt Markets Could Impair Our Liquidity. We maintain a liquidity pool available to Holdings that is intended to cover all expected cash outflows for one year in a stressed liquidity environment, which assumes, among other things, that during that year we cannot issue unsecured debt. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity, Funding and Capital Resources—Liquidity Risk Management” for a discussion of our liquidity needs and liquidity management.

To the extent that a liquidity event lasts for more than one year, or our expectations concerning the market conditions that exist during a liquidity event, or our access to funds, prove to be inaccurate (e.g., the level of secured financing “haircuts” (the difference between the market and pledge value of the assets) required to fund our assets in a stressed market event is greater than expected, or the amount of drawdowns under our commitments to extend credit in a stressed market environment exceeds our expectations, our ability to repay maturing indebtedness and fund operations could be significantly impaired. Even within the one-year time frame contemplated by our liquidity pool, we depend on continuous access to secured financing in the repurchase and securities lending markets, which could be impaired by factors that are not specific to Lehman Brothers, such as a severe disruption of the financial markets.

We Are a Holding Company and Are Dependent on Our Subsidiaries for Funds.Since Holdings is primarily a holding company, our cash flow and consequent ability to pay dividends and satisfy our obligations under securities we issue are dependent upon the earnings of our subsidiaries and the distribution of those earnings as dividends or loans or other payments by those subsidiaries to Holdings. Several of our principal subsidiaries are subject to various capital adequacy requirements promulgated by the regulatory, banking and exchange authorities of the countries in which they operate and/or to capital targets established by various ratings agencies. These regulatory rules, and certain covenants contained in various debt agreements, may restrict our ability to withdraw capital from our subsidiaries by dividends, loans or other payments. Further information about these requirements and restrictions is set forth in Note 13 to the Consolidated Financial Statements in Part II, Item 8, of this Report. Additionally, our ability to participate as an equity holder in any distribution of assets of any subsidiary upon liquidation is generally subordinate to the claims of creditors of the subsidiary.

Credit Ratings

Our borrowing costs and our access to the debt capital markets depend significantly on our credit ratings. A reduction in our long- or short-term credit ratings could increase our borrowing costs, limit our access to the capital markets and trigger additional collateral requirements in derivative contracts and other secured funding arrangements. Credit ratings are also important to us when competing in certain markets, such as longer-term over-the-counter derivatives. Therefore, a substantial reduction in our credit ratings would reduce our earnings and adversely affect our liquidity and competitive position. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity, Funding and Capital Resources—Liquidity Risk Management” and “—Credit Ratings” for additional information concerning our credit ratings.

Operational Risk

Operational Risks May Disrupt Our Businesses, Result in Losses or Reputational Damage or Limit Our Growth. We face operational risk arising from errors made in the execution, confirmation or settlement of transactions or from transactions not being properly recorded, evaluated or accounted for. Derivative contracts are not always confirmed by the counterparties on a timely basis; while the transaction remains unconfirmed, we are subject to heightened credit and operational risk and in the event of a default may find it more difficult to enforce the contract. Our businesses are highly dependent on our ability to process, on a daily basis, a large number of transactions across numerous and diverse markets in many currencies and the transactions we process have become increasingly complex. Consequently, we rely heavily on our financial, accounting and other data processing systems. If any of these systems do not operate properly or are disabled, we could suffer financial loss, a disruption of our businesses, liability to clients, regulatory intervention or reputational damage. The inability of our systems to accommodate an increasing volume of complex transactions could also constrain our ability to expand our businesses. In recent years,

LEHMAN BROTHERS HOLDINGS INC.

we have substantially upgraded and expanded the capabilities of our data processing systems and other operating technology, and we expect that we will need to continue to upgrade and expand in the future to avoid disruption of, or constraints on, our operations.

Our businesses and operations rely on the secure processing, storage and transmission of confidential and other information, and, increasingly, on the internet. We take extensive protective measures for our computer systems, internet sites, software and networks to protect against vulnerabilities to unauthorized access, computer viruses, denial of service attacks or other events that could have a security or business impact. If, nevertheless, such events should occur, they could result in significant losses or reputational damage.

We also face the risk of operational or business failure of any of the clearing agents or other financial intermediaries or data providers we use, and as our interconnectivity with our clients grows, we face higher levels of operational risk that could adversely affect our ability to effect transactions, service our clients and manage our exposure to risk.

When we originate or purchase residential mortgage loans, we rely heavily upon information supplied by third parties, including the information contained in the loan application, property appraisal, title information and employment and income documentation. If any of this information is intentionally or negligently misrepresented, whether by the loan applicant, the mortgage broker, another third party or one of our employees, and such misrepresentation is not detected prior to loan funding, the value of the loan may be significantly lower than expected and/or be unsaleable or subject to repurchase if it is sold prior to detection of the misrepresentation. While relevant laws may not explicitly hold the originating lenders responsible for the legal violations of mortgage brokers, increasingly federal and state agencies have sought to impose such assignee liability.

In addition, despite the contingency plans we have in place, our ability to conduct business may be adversely impacted by a disruption in the infrastructure that supports our businesses and the communities in which we are located. This may include a disruption involving electrical systems, communications, transportation or other services used by Lehman Brothers or third parties with which we conduct business, terrorist activities or disease pandemics.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management” in Part II, Item 7, of this Report for a description of our Risk Management infrastructure and procedures.

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

Legal, Regulatory and Reputational Risk

We face the risk of litigation and intervention by regulatory authorities in all jurisdictions in which we conduct our businesses. Among other things, we could be subjected to judgments or fines, be prohibited from engaging in some of our business activities or be subjected to limitations or conditions on our business activities, all of which could result in significant losses or reputational damage.

We Face Significant Litigation Risks in Our Businesses. The volume of litigation against financial services firms and the amount of damages claimed have increased over the past several years. We are exposed to potential liability as an underwriter under securities or other laws for materially false or misleading statements made in connection with securities and other transactions, potential liability for the “fairness opinions” and other advice we provide to participants in corporate transactions and disputes over the terms and conditions of complex trading arrangements. We also face the possibility that counterparties in complex or risky trading transactions will claim that we improperly failed to tell them of the risks or that they were not authorized or permitted to enter into these transactions with us and that their obligations to Lehman Brothers are not enforceable. In our Investment Management segment, we are exposed to claims against us for recommending investments that are not consistent with a client’s investment objectives or engaging in unauthorized or excessive trading. During a prolonged market downturn, we would expect these types of claims to increase. We are also subject to claims arising from disputes with employees for alleged discrimination or harassment, among other things. These risks often may be difficult to assess or quantify, and their existence and magnitude often remain unknown for substantial periods of time. We incur significant legal expenses every year in defending against litigation, and we expect to continue to do so in the future. See Part I, Item 3, “Legal Proceedings” for a discussion of some of the legal and regulatory matters in which we are currently involved.

LEHMAN BROTHERS HOLDINGS INC.

Extensive Regulation of Our Businesses Limits Our Activities and May Subject Us to Significant Penalties. Lehman Brothers, as a participant in the financial services industry, is subject to extensive regulation under both federal and state laws in the U.S. and under the laws of the many global jurisdictions in which we do business. We are also regulated by a number of self-regulatory organizations. The industry has experienced increased scrutiny from a variety of regulators, including the SEC, NYSE, NASD and state attorney generals. Penalties and fines sought by regulatory authorities in our industry have increased substantially over the last several years. The requirements imposed by our regulators are designed to ensure the integrity of the financial markets and to protect customers and other third parties who deal with Lehman Brothers. Consequently, these regulations often serve to limit our activities, including through net capital, customer protection and market conduct requirements. If we were found to have breached certain of these rules or regulations, we could face the risk of significant intervention by regulatory authorities, including extended investigation and surveillance activity, adoption of costly or restrictive new regulations and judicial or administrative proceedings that may result in substantial penalties. Among other things, we could be fined or prohibited from engaging in some of our business activities.

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

In emerging markets in particular, we may be subject to risks of possible price controls, capital controls, currency exchange controls and other restrictive governmental actions. In many countries, the laws and regulations applicable to the securities and financial services industries are uncertain and evolving, and it may be difficult for us to determine the exact requirements of local laws in every market. We are also subject to greater risk in these jurisdictions that transactions we structure might not be legally enforceable in all cases. In addition, in conducting business in these jurisdictions, we are often faced with the challenge of ensuring that our activities are also consistent with U.S. or other laws with extra-territorial application, such as the USA PATRIOT Act and the U.S. Foreign Corrupt Practices Act.  Our failure to comply with such laws could result in significant losses or reputational damage.

We are subject to the income tax laws of the jurisdictions in which we have business operations. These tax laws are complex and may be subject to different interpretations by the taxpayer and the relevant governmental taxing authorities. We must make judgments and interpretations about the application of these inherently complex tax laws when determining the provision for income taxes. We are subject to contingent tax risk that could adversely affect our results of operations, to the extent that our interpretations of tax laws are disputed upon examination or audit, and are settled in amounts in excess of established reserves for such contingencies.  See Part I, Item 1, “Business—Regulation” for a further discussion of the regulatory environment in which we conduct our businesses.

Our Mortgage Origination Business is Subject to Special Litigation and Regulatory Risks. The laws and regulations of the various jurisdictions in which we conduct our mortgage lending business are complex, frequently changing and, in some cases, in direct conflict with each other.  In particular, this business is subject to various laws, regulations and guidance that restrict non-prime loan origination or purchase activities. Some of these laws and regulations provide for extensive assignee liability for warehouse lenders, whole loan buyers and securitization trusts.  In addition, the recent downturn in the U.S. residential real estate market could result in increased complaints and claims relating to non-prime mortgage origination practices. As our mortgage origination operations continue to grow, both internally and through acquisitions, it may be more difficult to comprehensively identify and accurately interpret, and to implement our risk-management policies, properly program our systems and effectively train our personnel with respect to, all of these laws and regulations, thereby potentially increasing our exposure to the risks of noncompliance, including possible civil and criminal liability, demands for indemnification or loan repurchases from purchasers of our loans (including securitization trusts), class action lawsuits or administrative enforcement actions. Moreover, our customer base and counterparties in this business is substantially different from the high-net-worth and institutional customers and counterparties of most of our other businesses, which presents a different litigation risk profile.

Exposure to Reputational Risks Could Impact the Value of Our Brand. Our reputation is critical in maintaining our relationships with clients, investors, regulators and the general public, and is a key focus in our risk management efforts. In recent years, there have been a number of highly publicized cases involving fraud, conflicts of interest or

LEHMAN BROTHERS HOLDINGS INC.

other misconduct by employees in the financial services industry, and we run the risk that misconduct by our employees could occur. Misconduct by employees could include binding Lehman Brothers to transactions that exceed authorized limits or present unacceptable risks, or hiding from Lehman Brothers unauthorized or unsuccessful activities, which, in either case, may result in unknown and unmanaged risks or losses. Employee misconduct could also involve the improper use or disclosure of confidential information, which could result in regulatory sanctions and serious reputational or financial harm. It is not always possible to deter employee misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases.  In addition, in certain circumstances our reputation could be damaged by activities of our clients in which we participate, or of hedge funds or other entities in which we invest, over which we have little or no control.

Potential Conflicts of Interest Are Increasing. As we have expanded the scope of our businesses and our client base, we increasingly have to address potential conflicts of interest, including those relating to our proprietary activities. For example, conflicts may arise between our position as a financial advisor in a merger transaction and a principal investment we hold in one of the parties to the transaction. In addition, hedge funds and private equity funds are an increasingly important portion of our client base, and also compete with us in a number of our businesses. In addition, the SEC and other regulators have increased their scrutiny of potential conflicts of interest. We have extensive procedures and controls that are intended to ensure that any potential conflicts of interest are appropriately addressed. However, properly dealing with conflicts of interest is complex and difficult, and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with conflicts of interest and, it is possible that potential or perceived conflicts could give rise to litigation or enforcement actions.

Competitive Environment

All aspects of our business are highly competitive. Our competitive success depends on many factors, including our reputation, the quality of our services and advice, intellectual capital, product innovation, execution ability, pricing, sales efforts, and the talent of our personnel. Many of our competitors have greater capital resources and greater geographic reach than we do, which enhances their competitive positions.

We Face Increased Competition Due to a Trend Toward Consolidation. In recent years, there has been substantial consolidation and convergence among companies in the financial services industry. In particular, a number of large commercial banks, insurance companies and other broad-based financial services firms have established or acquired broker-dealers or have merged with other financial institutions. Many of these firms have the ability to offer a wide range of products, from loans, deposit-taking and insurance to brokerage, asset management and investment banking services, which may enhance their competitive position. They also have the ability to support investment banking and securities products with commercial banking, insurance and other financial services revenues in an effort to gain market share. These abilities have resulted in pricing pressure in our businesses. We have experienced intense price competition in some of our businesses in recent years. For example, equity and debt underwriting and trading spreads and fees for lending and other activities have been under competitive pressure for a number of years.

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

Risk Management

We have devoted significant resources to develop our risk management policies and procedures and expect to continue to do so in the future. Nonetheless, our hedging strategies and other risk management techniques may not be fully effective in mitigating our risk exposure in all market environments or against all types of risk, including risks that are unidentified or unanticipated. Some of our methods of managing risk are based upon our use of observed historical market behavior. As a result, these methods may not predict future risk exposures, which could be significantly greater than the historical measures indicate. Management of operational, legal and regulatory risk requires, among other things, policies and procedures to record properly and verify a large number of transactions and events, and these policies and procedures may not be fully effective. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management” for a discussion of the policies and procedures we use to identify, monitor and manage the risks we assume in conducting our businesses.

ITEM 1B.        UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                 PROPERTIES

Our world headquarters is a 1,050,000 square-foot owned office tower at 745 Seventh Avenue in New York City.  We also lease approximately 1,700,000 square feet of office space in the New York metropolitan area.  In addition to our offices in the New York area, we have offices in approximately 33 principal locations in the Americas.

Our European headquarters is an 820,000 square-foot leased facility in the Canary Wharf development, east of the City of London.  In addition to our European headquarters, we have an additional 10 principal locations in Europe.

Our Asian headquarters is located in approximately 200,000 square feet of leased office space in the Roppongi Hills area of central Tokyo, Japan.  We lease office space in nine other principal locations in Asia.

In addition to our principal locations listed above, we occupy space in various other facilities. Including the locations noted above, we lease approximately 4,800,000 square feet in the Americas, 1,200,000 square feet in Europe and 800,000 square feet in Asia.

All three of our business segments (as described herein) use the occupied facilities described above.  We believe that the facilities we occupy are adequate for the purposes for which they are used and the occupied facilities are well maintained.

Additional information with respect to facilities and lease commitments is set forth under the caption “Lease Commitments” in Note 11 to the Consolidated Financial Statements in Part II, Item 8, of this Report.

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

Bader v. Ainslie, et al.

On August 3, 2006, a purported shareholder derivative action captioned Bader v. Ainslie, et al., was filed against Holdings and the members of its Board of Directors (the “Directors”) in the United States District Court for the Southern District of New York (the “New York District Court”) seeking various types of equitable and injunctive relief. The complaint purports to bring claims under Section 14(a) of the Securities Exchange Act of 1934 and unspecified state law fiduciary duty claims alleging that the Firm’s proxy statements for the years 2002 through 2006 contained false or misleading statements or failed to disclose material facts. Specifically, the complaint alleges that the Black-Scholes method of valuing stock options granted to executive officers of Holdings and the deductibility of those options were incorrectly described and applied. Holdings and the Directors entered into a settlement agreement with the plaintiff on January 10, 2007. On February 9, 2007, the New York District Court preliminarily approved the settlement and scheduled a hearing on April 5, 2007 for final approval of the settlement.

LEHMAN BROTHERS HOLDINGS INC.

Actions Regarding Enron Corporation

Enron Securities Purchaser Actions.  In April 2002, a Consolidated Complaint for Violation of the Securities Laws was filed in the United States District Court for the Southern District of Texas (the “Texas District Court”), captioned In re Enron Corporation Securities Litigation (the “Enron Litigation”), based on the theory that the various investment bank defendants and other-related Enron individuals engaged or participated in manipulative devices to inflate Enron’s reported profits and financial condition, made false or misleading statements and participated in a scheme or course of business to defraud Enron’s shareholders. LBI and Holdings were originally named in this action, and settled any claims therein in 2005.  The matters discussed below were related to the Enron Litigation and remained pending at the time of the filing of Holdings’ most recent Report on Form 10-Q.

In May 2002, American National Insurance Company and certain of its affiliates filed a complaint against LBI, Holdings, Lehman Commercial Paper Inc. (“LCPI”) and a broker formerly employed by Lehman Brothers. The amended complaint, filed in October 2003, is based on allegations similar to those in the Enron Litigation and asserts that plaintiffs relied on defendants’ allegedly false and misleading statements in purchasing and continuing to hold Enron debt and equities in their LBI accounts. The amended complaint alleged violations of the Texas Securities Act, violations of the Texas Business and Commerce Code, fraud, breach of fiduciary duty, negligence and professional malpractice, and sought unspecified compensatory and punitive damages. The action was coordinated for pretrial purposes with the Enron Litigation. This action was settled in December 2006, and the Texas District Court dismissed it with prejudice on January 4, 2007.

In August 2002, a complaint was filed against Holdings and four other commercial or investment banks, among other defendants, by the Public Employees Retirement System of Ohio and three other state employee retirement plans, containing allegations similar to those in the Enron Litigation. Against Holdings, the complaint alleges claims for common law fraud and deceit, aiding and abetting common law fraud, conspiracy to commit fraud, negligent misrepresentation and violation of the Texas Securities Act, and seeks unspecified compensatory and punitive damages. This action was consolidated with the Enron Litigation, and the parties have agreed to a settlement which is subject to documentation and dismissal of the case.

In April 2003, Westboro Properties LLC and Stonehurst Capital, Inc. filed a complaint against LBI, Holdings and other commercial or investment banks. Plaintiffs alleged that defendants engaged in violations of the Texas Securities Act, statutory fraud in stock transactions, fraud, negligence and professional malpractice, and violations of Sections 12 and 15 of the Securities Act in inducing plaintiffs to purchase certain certificates, or investments, in two special purpose entities (“SPEs”), Osprey I and Osprey II and raised claims similar to those pending in the Enron Litigation.  Plaintiffs sought unspecified actual, special and punitive damages and equitable relief. The action was consolidated with the Enron Litigation.  LBI and Holdings settled this case in December 2005, and the final order of dismissal by the Texas District Court was entered on January 20, 2006.

In September 2003, a purported class action complaint was filed against Holdings and seven other commercial or investment banks, among other defendants, by Sara McMurray on behalf of purchasers of Enron common stock between October 16, 1998 and November 27, 2001, making similar allegations to those in the Enron Litigation.  Plaintiff alleged negligent misrepresentation, common law fraud, breach of fiduciary duty and aiding and abetting breach of fiduciary duty, and sought unspecified damages for lost investment opportunities and lost benefit of the bargain. This action was consolidated with the Enron Litigation in the Texas District Court. Similarly, in January 2004, a purported class action complaint was filed against Holdings and other commercial or investment banks, among other defendants, by William Young and Frank Conway on behalf of all persons who held Enron shares from April 13, 1999 through November 8, 2001. Making allegations similar to those in the Enron Litigation, plaintiffs allege claims for negligent misrepresentation and common law fraud and seek unspecified compensatory damages. This action was coordinated for pretrial purposes with the Enron Litigation in the Texas District Court. In both of these actions, plaintiffs filed motions to voluntarily dismiss Holdings from the action without prejudice. Before those motions were ruled upon, new complaints were filed that did not name Holdings.

Other Actions. In November 2003, Enron filed two nearly identical lawsuits against LCPI, LBIE and other commercial paper dealers and investors in the United States Bankruptcy Court for the Southern District of New York. The complaints allege that monies paid by Enron in October and November 2002 to repurchase its outstanding commercial paper shortly before its maturity were preferential payments and/or fraudulent conveyances under the Bankruptcy Code. Among other things, the complaints seek to avoid and recover these payments from the defendants. In total, approximately $500 million is sought from LCPI and LBIE, nearly all of which relates to LCPI’s

LEHMAN BROTHERS HOLDINGS INC.

role as intermediary between Enron and several co-defendant holders of the commercial paper.

In March 2004, LJM2 Liquidation Statutory Trust B and its managing trustee filed a complaint in Delaware Chancery Court (the “Delaware Chancery Court action”) against the limited partners in LJM2 Co-Investment L.P., including LB I Group Inc., alleging that the limited partners improperly rescinded a capital call. The complaint asserted claims against the LB I Group Inc. for violations of the Delaware Revised Uniform Limited Partnership Act, breach of the partnership and subscription agreements, breach of the credit agreement, tortious interference, aiding and abetting a breach of fiduciary duty, avoidable transfer, breach of the covenant of good faith and fair dealing, unjust enrichment, breach of the partnership agreement and conspiracy to engage in fraudulent transfer.  Plaintiffs sought monetary damages of approximately $75 million in the aggregate from the limited partners, plus interest and costs, as well as specific enforcement of the obligation to make capital contributions.

In April 2004, LJM2 Liquidation Statutory Trust B and its managing trustee filed an amended complaint against the limited partners of LJM2 Co-Investment, L.P., including LB I Group Inc., alleging that the distributions to the limited partners were fraudulent transfers and violated the Delaware Revised Uniform Limited Partnership Act.  Plaintiffs sought monetary damages of approximately $75 million in the aggregate from the limited partners, plus interest and costs.  That action was pending in the United States Bankruptcy Court for the Northern District of Texas (the “Texas proceeding”).

On September 8, 2006, the Delaware Chancery Court action and the Texas proceeding were settled pursuant to a confidential settlement agreement. On December 14, 2006, the parties to the Texas proceeding (including LB I Group Inc.) filed a stipulation of voluntary dismissal in the Texas Bankruptcy Court dismissing the Texas proceeding with prejudice. On December 15, 2006, the managing trustee of LJM2 Liquidation Statutory Trust B filed a notice of voluntary dismissal in the Delaware Chancery Court dismissing the Delaware Chancery Court action with prejudice.

First Alliance Mortgage Company Matters

During 1999 and the first quarter of 2000, LCPI provided a warehouse line of credit to First Alliance Mortgage Company (“FAMCO”), a subprime mortgage lender, and LBI underwrote the securitizations of mortgages originated by FAMCO. In March 2000, FAMCO filed for bankruptcy protection in the United States Bankruptcy Court for the Central District of California (the “California Bankruptcy Court”). In August 2001, a class action (the “Class Action”) was filed in the California Bankruptcy Court, on behalf of a class of FAMCO borrowers seeking equitable subordination of LCPI’s (among other creditors’) liens and claims. In October 2001, the complaint was amended to add LBI as a defendant and to add claims for aiding and abetting fraudulent lending activities by FAMCO and for unfair competition under the California Business and Professions Code.  In August 2002, a Second Amended Complaint was filed which added a claim for punitive damages and extended the class period from May 1, 1996 until FAMCO’s bankruptcy filing. The complaint sought actual and punitive damages, the imposition of a constructive trust on all proceeds paid by FAMCO to LCPI and LBI, disgorgement of profits and attorneys’ fees and costs.

In November 2001, the Official Joint Borrowers Committee (the “Committee”) initiated an adversary proceeding, on behalf of the FAMCO-related debtors, in the California Bankruptcy Court by filing a complaint ultimately against LCPI, LBI (the “Lehman defendants”) and several individual officers and directors of FAMCO and its affiliates. As to the Lehman defendants, the Committee asserted various bankruptcy claims for avoidance of liens, aiding and abetting and breach of fiduciary duty.

The United States District Court for the Central District of California (the “California District Court”) withdrew the reference to the California Bankruptcy Court and consolidated these cases before the California District Court.  A class was certified in November 2002, and subsequently amended, to certify the Class Action as being brought on behalf of a class of all persons who acquired mortgage loans from FAMCO from 1999 through March 31, 2000, which were used as collateral for FAMCO’s warehouse credit line with LCPI or were securitized in transactions underwritten by LBI. The trial began in February 2003.

In June 2003, the California District Court dismissed plaintiffs’ claim for punitive damages.  Also in June 2003, the jury rendered its verdict, finding LBI and LCPI liable for aiding and abetting FAMCO’s fraud. The jury found damages of $50.9 million and held the Lehman defendants responsible for 10% of those damages. In July 2003, the California District Court entered findings of fact and conclusions of law relating to all claims still pending and holding that any transfers to LCPI were not fraudulent and its liens were not avoidable, nor was equitable subordination of amounts owed by FAMCO to LCPI at the time of the Chapter 11 filing warranted. Judgment was entered in November 2003 on the jury verdict.  On December 8, 2006, the United States Court of Appeals for the Ninth Circuit issued a decision on the appeals

LEHMAN BROTHERS HOLDINGS INC.

of all parties, affirming the jury verdict on liability, rejecting all plaintiffs’ claims for further relief, vacating the damages verdict and remanding the matter for further proceedings on the proper calculation of “out of pocket” damages rather than the higher benefit of the bargain damages upon which the jury based its verdict.

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

IPO Allocation Cases

Securities Action. LBI was named as a defendant in numerous purported securities class actions that were filed between March and December 2001 in the New York District Court. The actions, which allege improper IPO allocation practices, were brought by persons who, either directly or in the aftermarket, purchased IPO securities during the period between March 1997 and December 2000. The plaintiffs allege that LBI and other IPO underwriters required persons receiving allocations of IPO shares to pay excessive commissions on unrelated trades and to purchase shares in the aftermarket at specified escalating prices. The plaintiffs, who seek unspecified compensatory damages, claim that these alleged practices violated various provisions of the federal securities laws, specifically Sections 11, 12(a)(2) and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act.

Plaintiffs filed 310 actions, each relating to a distinct offering, which actions were consolidated for pretrial purposes before a single judge. LBI is named as a defendant in 83 of those cases. For pretrial coordination purposes, the parties also designated certain focus cases, which were to be used as guidance for decisions in all cases. In September 2003, plaintiffs moved for certification of a class of investors in each of six focus cases. On October 13, 2004, the New York District Court granted plaintiffs’ motion. The defendants (including LBI) appealed to the United States Court of Appeals for the Second Circuit (the “Second Circuit”), which on December 5, 2006, overturned the decision below, set forth the standards for class certification and concluded that classes could not be certified based on the facts alleged by plaintiffs.

Antitrust Action. In January 2002, a separate consolidated class action, entitled In re Initial Public Offering Antitrust Litigation, was filed in the New York District Court against LBI, among other underwriters, alleging violations of federal and state antitrust laws. The complaint alleges that the underwriter defendants conspired to require customers who wanted IPO allocations to pay the underwriters a percentage of their IPO profits in the form of commissions on unrelated trades to purchase other, less attractive securities and to buy shares in the aftermarket at predetermined escalating prices. In November 2003, the court dismissed the antitrust action on the grounds that the conduct alleged was impliedly immune from the antitrust laws. On appeal, the Second Circuit reversed the New York District Court’s decision in September 2005. The Supreme Court of the United States granted a petition for certiorari on December 7, 2006 to review the Second Circuit decision.

Issuer Action.In April 2002, a suit was filed in Delaware Chancery Court by Breakaway Solutions Inc. (“Breakaway”), which names LBI and two other underwriters as defendants (the “Delaware Action”). The complaint purports to be brought on behalf of a class of issuers who issued securities in IPOs through at least one of the defendants during the period January 1998 through October 2000 and whose securities increased in value 15% or more above the original price within 30 days after the IPO. It alleges that defendants under-priced IPO securities and allocated those under-priced securities to certain favored customers in return for alleged arrangements with the customers for increased commissions on other transactions and alleged tie-in arrangements. The complaint asserts claims for breaches of contract, of the implied covenant of good faith and fair dealing and of fiduciary duty, and for indemnification or contribution and unjust enrichment or restitution. Breakaway seeks, among other relief, class certification, injunctive relief, an accounting, declarations requiring defendants to indemnify Breakaway in the pending consolidated IPO securities class actions and determining that Breakaway has no indemnification obligation to defendants in those actions, and compensatory damages. In August 2004, the court denied defendants’ motion to dismiss. On motion by defendants, the court reconsidered its prior decision and by order dated December 8, 2005, dismissed all but Breakaway’s claim for breach of fiduciary duty.

In September 2005, Breakaway commenced an action in the New York State Supreme Court, New York County, naming the same defendants (the “New York Action”). This action alleges that LBI, as a co-manager of Breakaway’s

LEHMAN BROTHERS HOLDINGS INC.

initial public offering and in conjunction with the other underwriter defendants, breached a fiduciary duty to Breakaway and breached the covenant of good faith and fair dealing implied in the underwriting agreement among Breakaway and the underwriters by allegedly under-pricing Breakaway’s shares in the IPO. Unlike the Delaware Action, which Breakaway purports to bring on behalf of a class of issuers, the New York Action concerns claims brought only on behalf of Breakaway.

IPO Fee Litigation

Harold Gillet, et al. v. Goldman Sachs & Co., et al.; Yakov Prager, et al. v. Goldman, Sachs & Co., et al.; David Holzman, et al. v. Goldman, Sachs & Co., et al. Beginning in November 1998, four purported class actions were filed in the New York District Court against in excess of 25 underwriters of IPO securities, including LBI. The cases were subsequently consolidated into In re Public Offering Antitrust Litigation. Plaintiffs, alleged purchasers of securities issued in certain IPOs, seek compensatory and injunctive relief for alleged violations of the antitrust laws based on the theory that the defendants fixed and maintained fees for underwriting certain IPO securities at supra-competitive levels. In February 2001, the New York District Court granted defendants’ motion to dismiss the consolidated amended complaint, concluding that the purchaser plaintiffs lacked standing under the antitrust laws to assert the claims. On appeal, the Second Circuit reversed and remanded the case to the New York District Court for further proceedings, including potential dismissal of the claims based on additional arguments raised in the motion to dismiss. The New York District Court, in an order dated February 24, 2004, dismissed plaintiffs’ claims for monetary damages allowing only their claims for injunctive relief to proceed.

In re Issuer Plaintiff Initial Public Offering Fee Antitrust Litigation. In April 2001, the New York District Court consolidated four actions pending before the court brought by bankrupt issuers of IPO securities against more than 20 underwriter defendants (including LBI). In July 2001, the plaintiffs filed a consolidated class action complaint seeking unspecified compensatory damages and injunctive relief for alleged violations of the antitrust laws based on the theory that the defendant underwriters fixed and maintained fees for underwriting certain IPO securities at supra-competitive levels. Two of the four original plaintiffs subsequently withdrew their claims. The remaining plaintiffs filed a motion for class certification, which the New York District Court denied in an order, dated April 19, 2006. Plaintiffs filed an appeal with the Second Circuit Court of Appeals.

Mirant Corporation Securities Litigation

In November 2002, an amended complaint was filed in the United States District Court for the Northern District of Georgia, Atlanta Division, and captioned In re Mirant Corporation Securities Litigation. The action is brought on behalf of a purported class of investors who purchased the securities of Mirant Corporation (“Mirant”) during the period from September 26, 2000 and September 5, 2002. Plaintiffs name Mirant, various officers and directors, Mirant’s former parent, The Southern Company, along with its officers and directors, LBI, as a member of the underwriting syndicate, and eleven other underwriters of Mirant’s IPO of common stock in September 2000. The underwriters are contractually entitled to customary indemnification from Mirant, but Mirant filed for bankruptcy protection in July 2003. The IPO raised approximately $1.467 billion, of which Lehman Brothers’ underwriting share was 9%. Against the underwriters, plaintiffs allege violations of Section 11 of the Securities Act. The complaint alleges that the prospectus and registration statement for the offering contained false and misleading statements or failed to disclose material facts concerning, among other things, Mirant’s alleged misconduct in energy markets in the State of California, the accounting for Mirant’s interest in a United Kingdom-based company, Western Power Distribution, and other accounting issues. The complaint seeks class action certification, unspecified damages and costs.

Research Analyst Independence Litigations

Since the announcement of the final global regulatory settlement regarding alleged research analyst conflicts of interest at various investment banking firms in the United States, including LBI, in April 2003 (the “Final Global Settlement”), a number of purported class actions were filed relating to such alleged conflicts. Three, consolidated actions have been filed against LBI in federal court, two of which have since been dismissed, which are specific to LBI’s research of particular companies. The actions allege conflicts of interest between LBI’s investment banking business and research activities and seek to assert claims pursuant to Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder.  In the remaining pending action, relating to RSL Communications, plaintiffs have filed an amended consolidated complaint, containing essentially the same allegations as the original complaints, but adding two other investment banks as defendants (Fogarazzo, et al. v. Lehman Brothers Inc., et al.). On July 27,

LEHMAN BROTHERS HOLDINGS INC.

2005, the New York District Court granted plaintiffs’ motion for class certification. On January 26, 2007, the Second Circuit Court of Appeals accepted the defendants’ appeal and vacated and remanded the case to the New York District Court in light of the decision in the IPO Allocation Securities Action case discussed above.

In June 2003, a purported derivative action, Bader and Yakaitis P.S.P. and Trust, et al. v. Michael L. Ainslie, et al., relating to the Final Global Settlement was filed in New York State Supreme Court, New York County. The suit names Holdings and its then sitting Board of Directors (the “Board”) as defendants and contends that the Board should have been aware of and prevented the alleged misconduct that resulted in the settlement with regulators. In December 2003, plaintiffs filed an amended complaint, reiterating the allegations concerning the alleged failure to detect and prevent conduct resulting in the Final Global Settlement, and adding allegations concerning the alleged failure to detect and prevent conduct relating to purportedly improper IPO allocation practices, discussed more fully above under the heading “IPO Allocation Cases.”

Short Sales Related Litigation

Commencing in April 2006, LBI was named as a defendant in putative class actions relating to short selling filed in the New York District Court. In December 2006, the court ordered that the actions be consolidated and renamed the In re Short Sale Antitrust Litigation.  By January 2007, only one plaintiff, Electronic Trading Group, remained in the case (after earlier-named plaintiffs dropped out). A second amended complaint was filed, purportedly on behalf of those who had paid certain fees to broker dealers in connection with borrowing securities against 17 broker-dealers and other unnamed defendants, including LBI. The plaintiff alleges that the broker-dealers conspired to fix the minimum borrowing rate charged their clients for borrowing certain types of securities and to charge their clients fees, commissions and/or interest to execute short sale transactions when the broker-dealers failed to locate, borrow and/or deliver the shares, thereby earning illicit profits. The complaint asserts four causes of action: violations of Section 1 of the Sherman Act, breach of fiduciary duty, aiding and abetting breaches of fiduciary duty, and unjust enrichment. Plaintiff seeks injunctive relief and unspecified trebled compensatory and punitive damages.

In June 2006, LBI was named as a defendant in an action filed by 40 shareholders of Novastar Financial, Inc. (“NFI”) against 11 broker-dealers and other unnamed defendants in the Superior Court of California for San Francisco County. The action alleges that the broker-dealers participated in an illegal stock market manipulation scheme that involved accepting orders for purchases, sales and short sales of NFI stock with no intention of covering such orders with borrowed stock or stock issued by NFI. Plaintiffs claim that this scheme caused distortions with regard to the nature and amount of active trading in NFI stock, thereby causing its share price to decline. The complaints assert causes of action under California Corporations Code Sections 25400, et seq. and California Business and Professions Code Sections 17200, et seq. and 17500, et seq. The actions seek unspecified damages.

Wright et al. v. Lehman Brothers Holdings Inc. et al.

In August 2005, A. Vernon Wright and Dynoil Refining LLC sued Holdings, LBI and two current and one former LBI employees, in Los Angeles Superior Court. Plaintiffs claim negligence, breach of contract, breach of duties of good faith and fair dealing and of fiduciary duty, interference with prospective business advantage and misappropriation of trade secrets. Plaintiffs allege that Wright provided Lehman Brothers with confidential information that Wright, along with certain Chinese interests, intended to buy Unocal, which Lehman Brothers allegedly passed to Chevron, preventing Wright from executing his plan. Plaintiffs seek $9.2 billion, the alleged value of the U.S. assets plaintiffs say they would have acquired.

In March 2006, Carlton Energy Group, Muskeg Oil Co and Newco filed a similar suit against Holdings, LBI, two different LBI employees named in the Dynoil action and a third Lehman Brothers employee, in state court in Harris County, Texas. The three plaintiff entities are owned or controlled by Thomas O’Dell and Daniel Chiang, erstwhile business partners of Vernon Wright. Plaintiffs claim negligence, breach of contract, breach of fiduciary duty, intentional interference with business relationship, fraud, misrepresentation, misappropriation of trade secrets and quantum merit. Plaintiffs’ allegations mirror those by Wright and Dynoil. They further allege that Wright is no longer their business partner. Plaintiffs seek unspecified damages. Plaintiffs have agreed to stay their action and bring their claims in the action brought by A. Vernon Wright in Los Angeles Superior Court.

ITEM 4.                 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

LEHMAN BROTHERS HOLDINGS INC.

PART II

ITEM 5.                 MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Holdings’ common stock, par value $0.10 per share, is listed on the New York Stock Exchange. As of January 31, 2007, there were 526,088,102 shares of our common stock outstanding and approximately 22,580 holders of record. On February 12, 2007, the last reported sales price of our common stock was $82.22. The table below shows the high and low sale prices for the common stock for each fiscal quarter within the two most recent fiscal years:

Price Range of Common Stock

	Low Sale Price	High Sale Price	Dividends

Fiscal 2006:

Fourth Quarter	$63.04	$78.89	$0.12

Third Quarter	$58.37	$69.48	$0.12

Second Quarter	$62.82	$78.85	$0.12

First Quarter	$62.14	$74.79	$0.12

Fiscal 2005:

Fourth Quarter	$51.86	$66.58	$0.10

Third Quarter	$45.53	$54.00	$0.10

Second Quarter	$42.96	$48.47	$0.10

First Quarter	$41.63	$47.35	$0.10

In January 2007, our Board of Directors increased the fiscal 2007 annual common stock dividend rate to $0.60 per share from an annual dividend rate of $0.48 per share in fiscal 2006 and $0.40 per share in fiscal 2005. Dividends on the common stock are generally payable, following declaration by the Board of Directors, in February, May, August and November.

The above table and common stock dividend per share rates have been adjusted to reflect the April 28, 2006 2-for-1 stock split.

LEHMAN BROTHERS HOLDINGS INC.

The table below sets forth information with respect to purchases made by or on behalf of Holdings or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended), of our common stock during the quarter ended November 30, 2006.

	Issuer Purchases of Equity Securities
			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans or
	Purchased(1)	Paid per Share	or Programs(2)	Programs (2)
Month # 1 (September 1— September 30, 2006):
Common stock repurchases (1)	1,440,000		1,440,000
Employee transactions (2)	191,130		191,130
Total	1,631,130	$68.56	1,631,130	69,249,981
Month # 2 (October 1—October 31, 2006):
Common stock repurchases (1)	3,835,100		3,835,100
Employee transactions (2)	600,673		600,673
Total	4,435,773	$76.64	4,435,773	64,814,208
Month # 3 (November 1—November 30, 2006):
Common stock repurchases (1)	54,000		54,000
Employee transactions (2)	7,640,967		7,640,967
Total	7,694,967	$73.74	7,694,967	57,119,241
Total September 1, 2006—November 30, 2006):
Common stock repurchases (1)	5,329,100		5,329,100
Employee transactions (2)	8,432,770		8,432,770
Total	13,761,870	$74.06	13,761,870	57,119,241

(1)          We have an ongoing common stock repurchase program, pursuant to which we repurchase shares in the open market on a regular basis. In January 2006, our Board of Directors authorized the repurchase in 2006, subject to market conditions, of up to 80 million shares of Holdings common stock, for the management of the Firm’s equity capital, including offsetting 2006 dilution due to employee stock plans. Our Board also authorized the repurchase in 2006, subject to market conditions, of up to an additional 30 million shares, for the possible acceleration of repurchases to offset a portion of 2007 dilution due to employee stock plans. The number of shares authorized to be repurchased in the open market is reduced by the actual number of Employee Offset Shares (as defined below) received.

(2)          Represents shares of common stock withheld in satisfaction of the exercise price of stock options and tax withholding obligations upon option exercises and conversion of restricted stock units (collectively, “Employee Offset Shares”).

In January 2007, our Board of Directors authorized the repurchase, subject to market conditions, of up to 100 million shares of Holdings common stock for the management of our equity capital, including offsetting dilution due to employee stock awards. This authorization supersedes the stock repurchase program authorized in 2006. For more information about the repurchase program and employee stock plans, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity, Funding and Capital Resources—Equity Management” in Part II, Item 7, Notes 12 and 15 to the Consolidated Financial Statements in Part II, Item 8, and “Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters” in Part III, Item 12, of this Report.

LEHMAN BROTHERS HOLDINGS INC.

ITEM 6.                 SELECTED FINANCIAL DATA

The following table summarizes certain consolidated financial information.

Selected Financial Data

In millions, except per common share and selected data and financial ratios

Year ended November 30	2006	2005	2004	2003	2002
Consolidated Statement of Income
Total revenues	$46,709	$32,420	$21,250	$17,287	$16,781
Interest expense	29,126	17,790	9,674	8,640	10,626
Net revenues	17,583	14,630	11,576	8,647	6,155
Non-interest expenses:
Compensation and benefits	8,669	7,213	5,730	4,318	3,139
Non-personnel expenses (1)	3,009	2,588	2,309	1,716	1,517
Real estate reconfiguration charge	—	—	19	77	128
September 11th related recoveries, net	—	—	—	—	(108)
Regulatory settlement	—	—	—	—	80
Total non-interest expenses	11,678	9,801	8,058	6,111	4,756
Income before taxes and cumulative effect of accounting change	5,905	4,829	3,518	2,536	1,399
Provision for income taxes	1,945	1,569	1,125	765	368
Dividends on trust preferred securities (2)	—	—	24	72	56
Income before cumulative effect of accounting change	3,960	3,260	2,369	1,699	975
Cumulative effect of accounting change	47	—	—	—	—
Net income	$4,007	$3,260	$2,369	$1,699	$975
Net income applicable to common stock	$3,941	$3,191	$2,297	$1,649	$906
Consolidated Statement of Financial Condition (at November 30)
Total assets	$503,545	$410,063	$357,168	$312,061	$260,336
Net assets(3)	268,936	211,424	175,221	163,182	140,488
Long-term borrowings(2) (4)	81,178	53,899	49,365	35,885	30,707
Preferred securities subject to mandatory redemption(2)	—	—	—	1,310	710
Total stockholders’ equity	19,191	16,794	14,920	13,174	8,942
Tangible equity capital(5)	18,567	15,564	12,636	10,681	9,439
Total long-term capital (6)	100,369	70,693	64,285	50,369	40,359
Per Common Share Data(7)
Net income (basic)	$7.26	$5.74	$4.18	$3.36	$1.85
Net income (diluted)	$6.81	$5.43	$3.95	$3.17	$1.73
Weighted average common shares (basic) (in millions)	543.0	556.3	549.4	491.3	490.7
Weighted average common shares (diluted) (in millions)	578.4	587.2	581.5	519.7	522.3
Dividends	$0.48	$0.40	$0.32	$0.24	$0.18
Book value (at November 30) (8)	$33.87	$28.75	$24.66	$22.09	$17.07
Selected Data (at November 30)
Leverage ratio (9)	26.2x	24.4x	23.9x	23.7x	29.1x
Net leverage ratio(10)	14.5x	13.6x	13.9x	15.3x	14.9x
Employees	25,936	22,919	19,579	16,188	12,343
Assets under management (in billions)	$225	$175	$137	$120	$9
Financial Ratios (%)
Compensation and benefits/net revenues	49.3	49.3	49.5	49.9	51.0
Pre-tax margin	33.6	33.0	30.4	29.3	22.7
Return on average common stockholders’ equity (11)	23.4	21.6	17.9	18.2	11.2
Return on average tangible common stockholders’ equity (12)	29.1	27.8	24.7	19.2	11.5

LEHMAN BROTHERS HOLDINGS INC.

Notes to Selected Financial Data:

(1)             Non-personnel expenses exclude the following items: 1) real estate reconfiguration charges of $19 million, $77 million and $128 million for the years ended November 2004, 2003 and 2002, respectively; and 2) September 11th related recoveries, net of $(108) million, and a regulatory settlement of $80 million for the year ended November 30, 2002.

(2)             We adopted FIN 46(R) effective February 29, 2004, which required us to deconsolidate the trusts that issued the preferred securities. Accordingly, at and subsequent to February 29, 2004, preferred securities subject to mandatory redemption were reclassified to Junior Subordinated notes, a component of long-term borrowings. Dividends on preferred securities subject to mandatory redemption, which were presented as Dividends on trust preferred securities in the Consolidated Statement of Income through February 29, 2004, are included in Interest expense in periods subsequent to February 29, 2004.

(3)             Net assets represent total assets excluding: 1) cash and securities segregated and on deposit for regulatory and other purposes, 2) securities received as collateral, 3) securities purchased under agreements to resell, 4) securities borrowed and 5) identifiable intangible assets and goodwill. We believe net assets are a measure more useful to investors than total assets when comparing companies in the securities industry because it excludes certain low-risk non-inventory assets and identifiable intangible assets and goodwill. Net assets as presented are not necessarily comparable to similarly-titled measures provided by other companies in the securities industry because of different methods of presentation. (a)

(4)             Long-term borrowings exclude borrowings with remaining contractual maturities within one year of the financial statement date.

(5)             Tangible equity capital represents total stockholders’ equity plus junior subordinated notes (and at November 30, 2003 and 2002, preferred securities subject to mandatory redemption), less identifiable intangible assets and goodwill.(b) See “MD&A—Liquidity, Funding and Capital Resources—Balance Sheet and Financial Leverage” for additional information about tangible equity capital. We believe total stockholders’ equity plus junior subordinated notes to be a more meaningful measure of our equity because the junior subordinated notes are equity-like due to their, subordinated, long-term nature and interest deferral features. In addition, a leading rating agency views these securities as equity capital for purposes of calculating net leverage. Further, we do not view the amount of equity used to support identifiable intangible assets and goodwill as available to support our remaining net assets. Tangible equity capital as presented is not necessarily comparable to similarly-titled measures provided by other companies in the securities industry because of different methods of presentation.

(6)             Total long-term capital includes long-term borrowings (excluding any borrowings with remaining maturities within one year of the financial statement date) and total stockholders’ equity and, at November 30, 2003 and prior year ends, preferred securities subject to mandatory redemption. We believe total long-term capital is useful to investors as a measure of our financial strength.

(7)             Common share and per share amounts have been retrospectively adjusted to give effect for the 2-for-1 common stock split, effected in the form of a 100% stock dividend, which became effective April 28, 2006.

(8)             The book value per common share calculation includes amortized restricted stock units granted under employee stock award programs, which have been included in total stockholders’ equity.

(9)             Leverage ratio is defined as total assets divided by total stockholders’ equity.

(10)       Net leverage ratio is defined as net assets (see note 3 above) divided by tangible equity capital (see note 5 above). We believe net leverage is a more meaningful measure of leverage to evaluate companies in the securities industry. In addition, many of our creditors and a leading rating agency use the same definition of net leverage. Net leverage as presented is not necessarily comparable to similarly-titled measures provided by other companies in the securities industry because of different methods of presentation.

(11)       Return on average common stockholders’ equity is computed by dividing net income applicable to common stock for the period by average common stockholders’ equity. Average common stockholders’ equity for the years ended November 30, 2006, 2005, 2004, 2003 and 2002 was $16.9 billion, $14.7 billion, $12.8 billion, $9.1 billion, and $8.1 billion, respectively.

(12)       Return on average tangible common stockholders’ equity is computed by dividing net income applicable to common stock for the period by average tangible common stockholders’ equity. Average tangible common stockholders’ equity equals average total common stockholders’ equity less average identifiable intangible assets and goodwill. Average identifiable intangible assets and goodwill for the years ended November 30, 2006, 2005, 2004, 2003, and 2002 was $3.3 billion, $3.3 billion, $3.5 billion, $471 million and $191 million, respectively. Management believes tangible common stockholders’ equity is a meaningful measure because it reflects the common stockholders’ equity deployed in our businesses.

(a)                 Net assets:

November 30 (in millions)	2006	2005	2004	2003	2002
Total assets	$503,545	$410,063	$357,168	$312,061	$260,336
Cash and securities segregated and on deposit for regulatory and other purposes	(6,091)	(5,744)	(4,085)	(3,100)	(2,803)
Securities received as collateral	(6,099)	(4,975)	(4,749)	(3,406)	(1,994)
Securities purchased under agreement to resell	(117,490)	(106,209)	(95,535)	(87,416)	(94,341)
Securities borrowed	(101,567)	(78,455)	(74,294)	(51,396)	(20,497)
Identifiable intangible assets and goodwill	(3,362)	(3,256)	(3,284)	(3,561)	(213)
Net assets	$268,936	$211,424	$175,221	$163,182	$140,488

(b)                 Tangible equity capital:

November 30 (in millions)	2006	2005	2004	2003	2002
Total stockholders’ equity	$19,191	$16,794	$14,920	$13,174	$8,942
Junior subordinated notes (subject to limitation) (i)	2,738	2,026	1,000	1,068	710
Identifiable intangible assets and goodwill	(3,362)	(3,256)	(3,284)	(3,561)	(213)
Tangible equity capital	$18,567	$15,564	$12,636	$10,681	$9,439

(i)                Preferred securities subject to mandatory redemption at November 30, 2003 and 2002.

LEHMAN BROTHERS HOLDINGS INC.

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

Our primary businesses are capital markets, investment banking, and investment management, which, by their nature, are subject to volatility primarily due to changes in interest and foreign exchange rates, valuation of financial instruments and real estate, global economic and political trends and industry competition. Through our investment banking, trading, research, structuring and distribution capabilities in equity and fixed income products, we continue to build on our client-flow business model. The client-flow business model is based on our principal focus of facilitating client transactions in all major global capital markets products and services. We generate client-flow revenues from institutional, corporate, government and high-net-worth clients by (i) advising on and structuring transactions specifically suited to meet client needs; (ii) serving as a market-maker and/or intermediary in the global marketplace, including having securities and other financial instrument products available to allow clients to adjust their portfolios and risks across different market cycles; (iii) originating loans for distribution to clients in the securitization or principals market; (iv) providing investment management and advisory services; and (v) acting as an underwriter to clients. As part of our client-flow activities, we maintain inventory positions of varying amounts across a broad range of financial instruments that are marked to market daily and give rise to principal transactions and net interest revenue. In addition, we also maintain inventory positions (long and short) as part of our proprietary trading activities in our Capital Markets businesses, and make principal investments including real estate and private equity investments. The financial services industry is significantly influenced by worldwide economic conditions as well as other factors inherent in the global financial markets. As a result, revenues and earnings may vary from quarter to quarter and from year to year.

All references to the years 2006, 2005 and 2004 in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) refer to our fiscal years ended November 30, 2006, 2005 and 2004, or the last day of such fiscal years, as the context requires, unless specifically stated otherwise. All share and per share amounts have been retrospectively adjusted for the two-for-one common stock split, effected in the form of a 100% stock dividend, which became effective April 28, 2006. See Note 12 to the Consolidated Financial Statements and “2-for-1 Stock Split” in this MD&A for more information.

Forward-Looking Statements

Some of the statements contained in this MD&A, including those relating to our strategy and other statements that are predictive in nature, that depend on or refer to future events or conditions or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates” and similar expressions, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements are not historical facts but instead represent only management’s expectations, estimates and projections regarding future events. Similarly, these statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict, which may include, but are not limited to, the factors discussed under “Certain Factors Affecting Results of Operations” below and in Part I, Item 1A, “Risk Factors,” in this Form 10-K.

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

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain Factors Affecting Results of Operations

The significant risks that could impact our businesses and therefore our financial condition and results of operations are included, but not limited, to the items below. Our risk management and liquidity management policies are designed to mitigate the effects of certain of these risks.  See “Liquidity, Funding and Capital Resources–Liquidity Risk Management” and “Risk Management” in this MD&A for more information.

Market Risk

As a global investment bank, market risk is an inherent part of our business, and our businesses can be adversely impacted by changes in market and economic conditions that cause fluctuations in interest rates, exchange rates, equity and commodity prices, credit spreads and real estate valuations. We maintain inventory positions (long and short) across a broad range of financial instruments to support our client-flow activities and also as part of our proprietary trading and principal investment activities. Our businesses can incur losses as a result of fluctuations in these market risk factors, including adverse impacts on the valuation of our inventory positions and principal investments. See “Risk Management—Market Risk” in this MD&A for more information.

Competitive Environment

All aspects of our business are highly competitive. Our competitive ability depends on many factors, including our reputation, the quality of our services and advice, intellectual capital, product innovation, execution ability, pricing, sales efforts and the talent of our employees. See Part I, Item 1, “Business—Competition” in this Form 10-K for more information about competitive matters.

Business Environment

Concerns about geopolitical developments, energy prices and natural disasters, among other things, can affect the global financial markets and investor confidence. Accounting and corporate governance scandals in recent years have had a significant effect on investor confidence. See “Executive Overview—Business Environment” and “—Economic Outlook” in this MD&A for more information.

Liquidity

Liquidity and liquidity management are of critical importance in our industry. Liquidity could be affected by the inability to access the long-term or short-term debt, repurchase or securities-lending markets or to draw under credit facilities, whether due to factors specific to us or to general market conditions. In addition, the amount and timing of contingent events, such as unfunded commitments and guarantees, could adversely affect cash requirements and liquidity. To mitigate these risks, we have designed our liquidity and funding policies to maintain sufficient liquid financial resources to continually fund our balance sheet and to meet all expected cash outflows for one year in a stressed liquidity environment. See “Liquidity, Funding and Capital Resources—Liquidity Risk Management” in this MD&A for more information.

Credit Ratings

Our access to the unsecured funding markets and our competitive position is dependent on our credit ratings. A reduction in our credit ratings could adversely affect our access to liquidity alternatives and could increase the cost of funding or trigger additional collateral requirements. See “Liquidity, Funding and Capital Resources—Credit Ratings” in this MD&A for more information.

Credit Exposure

Credit exposure represents the possibility that a counterparty will be unable to honor its contractual obligations. Although we actively manage credit exposure daily as part of our risk management framework, counterparty default risk may arise from unforeseen events or circumstances. See “Risk Management—Credit Risk” in this MD&A for more information.

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operational Risk

Operational risk is the risk of loss resulting from inadequate or failed internal or outsourced processes, people, infrastructure and technology, or from external events. We seek to minimize these risks through an effective internal control environment. See “Risk Management—Operational Risk” in this MD&A for more information.

Legal, Regulatory and Reputational Risk

The securities and financial services industries are subject to extensive regulation under both federal and state laws in the U.S. as well as under the laws of the many other jurisdictions in which we do business. We are subject to regulation in the U.S. by governmental agencies including the SEC and Commodity Futures Trading Commission, and outside the U.S. by various international agencies including the Financial Services Authority in the United Kingdom and the Financial Services Agency in Japan. We also are regulated by a number of self-regulatory organizations such as the National Association of Securities Dealers, the Municipal Securities Rulemaking Board and the National Futures Association, and by national securities and commodities exchanges, including the New York Stock Exchange. As of December 1, 2005, Holdings became regulated by the SEC as a consolidated supervised entity (“CSE”), and as such, we are subject to group-wide supervision and examination by the SEC, and accordingly, we are subject to minimum capital requirements on a consolidated basis. Violation of applicable regulations could result in legal and/or administrative proceedings, which may impose censures, fines, cease-and-desist orders or suspension of a firm, its officers or employees.

The scrutiny of the financial services industry has increased over the past several years, which has led to increased regulatory investigations and litigation against financial services firms. Legislation and rules adopted both in the U.S. and around the world have imposed substantial new or more stringent regulations, internal practices, capital requirements, procedures and controls and disclosure requirements in such areas as financial reporting, corporate governance, auditor independence, equity compensation plans, restrictions on the interaction between equity research analysts and investment banking employees and money laundering. The trend and scope of increased regulatory compliance requirements have increased costs.

Our reputation is critical in maintaining our relationships with clients, investors, regulators and the general public, and is a key focus in our risk management efforts.

We are involved in a number of judicial, regulatory and arbitration proceedings concerning matters arising in connection with the conduct of our business, including actions brought against us and others with respect to transactions in which we acted as an underwriter or financial advisor, actions arising out of our activities as a broker or dealer in securities and actions brought on behalf of various classes of claimants against many securities firms and lending institutions, including us. See Part I, Item 1, “Business—Regulation” and Part I, Item 3, “Legal Proceedings” in this Form 10-K for more information about legal and regulatory matters.

See Part I, Item 1A, “Risk Factors” in this Form 10-K for additional information about these and other risks inherent in our business.

Executive Overview1

Summary of Results

In 2006, we achieved our third consecutive year of record net revenues, net income and diluted earnings per share. Our 2006 results were driven by record net revenues in each business segment and geographic region. Net income totaled $4.0 billion, $3.3 billion and $2.4 billion in 2006, 2005 and 2004, respectively, increasing 23% in 2006 and 38% in 2005 from the corresponding 2005 and 2004 periods, respectively. Diluted earnings per share were $6.81, $5.43 and $3.95 in 2006, 2005 and 2004, respectively, up 25% in 2006 and 37% in 2005 from the corresponding prior periods, respectively. The 2006 results included an after-tax gain of $47 million ($0.08 per diluted common share) from the cumulative effect of an accounting change for equity-based compensation resulting from the Company’s adoption of Statement of Financial Accounting Standards (“SFAS”) No.123 (revised) Share-Based Payment (“SFAS 123(R)”). See Note 15 to the Consolidated Financial Statements for additional information.

1                   Market share, volume and ranking statistics in this MD&A were obtained from Thomson Financial.

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net revenues were $17.6 billion, $14.6 billion and $11.6 billion in 2006, 2005 and 2004, respectively. Net revenues increased 20% in 2006 from 2005. Capital Markets segment net revenues increased 22% to $12.0 billion in 2006 from $9.8 billion in 2005, as both Fixed Income Capital Markets and Equities Capital Markets achieved record net revenues. Fixed Income Capital Markets net revenues increased 15% to $8.4 billion in 2006 from $7.3 billion in 2005 due to broad based strength across products and regions. Equities Capital Markets net revenues rose 44% to $3.6 billion in 2006 from $2.5 billion in 2005, driven by solid client–flow activity in the cash and prime broker businesses and favorable equity markets globally. Investment Banking segment revenues increased 9% to $3.2 billion in 2006 from $2.9 billion in 2005, reflecting record Global Finance–Debt and Advisory Services revenues, partially offset by a slight decrease in Global Finance–Equity revenues from the prior year. Investment Management segment net revenues increased 25% to $2.4 billion in 2006 from $1.9 billion in 2005, reflecting record net revenues in both Private Investment Management and Asset Management, including record assets under management (“AUM”) of $225 billion. Non–U.S. net revenues increased 21% to $6.5 billion in 2006 from $5.4 billion in 2005, representing 37% of total net revenues for both the 2006 and 2005 periods. See “Business Segments” and “Geographic Revenues” in this MD&A for a detailed discussion of net revenues by business segment and geographic region.

Net revenues increased 26% to $14.6 billion in 2005 from $11.6 billion in 2004, reflecting higher net revenues in each of our three business segments and in each geographic region. Capital Markets business segment net revenues increased 27% to $9.8 billion in 2005 from $7.7 billion in 2004. Fixed Income Capital Markets net revenues increased 28% to a then-record $7.3 billion in 2005 from $5.7 billion in 2004, on improved client-flow activities, and an increased contribution from the non–U.S. regions across a number of products. Equities Capital Markets net revenues rose 26% to $2.5 billion in 2005 from $2.0 billion in 2004, benefiting from higher global trading volumes and market indices, particularly in Europe and Asia, as well as increased prime broker activities. Investment Banking segment revenues increased 32% to $2.9 billion in 2005 from $2.2 billion in 2004, reflecting improved Global Finance–Debt, Global Finance–Equity and Advisory Services revenues. Investment Management segment net revenues increased 14% to $1.9 billion in 2005 from $1.7 billion in 2004, reflecting then-record net revenues in both Private Investment Management and Asset Management, and AUM grew to $175 billion. Non–U.S. net revenues increased to 37% of total net revenues in 2005, up from 29% in 2004, resulting from higher revenues in Investment Banking and Capital Markets in both the Europe and Asia Pacific and other regions.

See “Business Segments” and “Geographic Revenues” in this MD&A for a detailed discussion of net revenues by business segment and geographic region.

Business Environment

As a global investment bank, our results of operations can vary in response to global economic and market trends and geopolitical events. A favorable business environment is characterized by many factors, including a stable geopolitical climate, transparent financial markets, low inflation, low unemployment, global economic growth, and high business and investor confidence. These factors can influence (i) levels of debt and equity issuance and merger and acquisition (“M&A”) activity, which can affect our Investment Banking business, (ii) trading volumes, financial instrument and real estate valuations and client activity in secondary financial markets, which can affect our Capital Markets businesses and (iii) wealth creation, which can affect both our Capital Markets and Investment Management businesses.

The global market environment was favorable again in 2006, and generally supportive for growth in our businesses. Positive market conditions in 2006 included a combination of factors - strong corporate profitability, deep pools of global liquidity, strong equity markets, low inflation and tightening credit spreads. Global equity markets rose to new highs on active trading levels. M&A and underwriting activities were also strong, driven by improved valuations, increased financial sponsor activity and a favorable interest rate environment.

Equity markets. Global equity markets rose 14% in local currency terms during 2006, as most major global indices posted double digit increases from 2005 levels. U.S. equity markets ended the year strong as concerns over oil prices and inflation earlier in the year subsided and the Federal Reserve Board (the “Fed”) paused its interest rate tightening. In 2006, the New York Stock Exchange, Dow Jones Industrial Average, S&P 500 and NASDAQ indices rose 17%, 13%, 12%, and 9%, respectively, from 2005. In the European equity markets, the FTSE and DAX rose 12% and 21%, respectively, from 2005. In Asia, the Nikkei and Hang Seng indices rose 9% and 27%, respectively, from 2005. These higher valuations served to fuel the equity origination calendar, and industry-wide market volumes increased 35% from 2005 levels. In the U.S., the New York Stock Exchange, Dow Jones Industrial Average, S&P 500 and NASDAQ average daily trading volumes increased 5%, 8%, 11%, and 29%, respectively, from 2005. In Europe, 2006 average

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

daily trading volumes of the FTSE and DAX increased 5% and 14%, respectively, from 2005. Average daily trading volumes on the Nikkei and Hang Seng exchanges rose 12% and 45%, respectively, in 2006 from 2005.

Fixed income markets. Global interest rates, while up slightly over 2005 levels, continued to remain low in absolute terms. The global economy grew at a strong pace in 2006, with particular strength in the first half of the year. With the exception of the United Kingdom, growth rates generally slowed in the second half of 2006 due to the impacts of higher oil prices and the slowdown in the U.S. housing market.

The U.S. yield curve continued to flatten, as longer term yields were little affected by the Federal Funds Rate increases of 100 basis points during calendar 2006. The Fed ended its interest rate tightening cycle in the third quarter as the U.S. economy began to slow down, and inflationary concerns lessened.

Conditions in Europe were favorable as the economy expanded by 3.1% during 2006, on strong profitability and improved exports. In Japan, prospects for growth improved throughout 2006 as the Bank of Japan signaled its confidence by ending its policy of zero percent interest rates in July. The yield curve ended the year inverted both in the U.S. and U.K., while flattening in Japan and continental Europe compared to 2005.

Strong global growth, deep pools of liquidity and low absolute interest rates all served to increase global trading volumes in fixed income in 2006 over 2005 levels. Total global debt origination increased 16% in 2006 from 2005, on higher issuances in virtually all products. Strong investor demand also led to a further tightening of credit spreads, most notably in high yield products.

Mergers and acquisitions. Stronger equity valuations, together with a favorable interest rate environment during 2006, led to a record M&A market. Financial sponsors in particular were very active, and had large pools of capital at their disposal. Announced M&A volumes increased 39% in 2006 from 2005, while completed M&A volumes increased 22% in 2006 compared to the prior year period.

Economic Outlook

The financial services industry is significantly influenced by worldwide economic conditions in both banking and capital markets. We expect global GDP growth of 3.1% in 2007, a slower rate than 2006, but a level that continues to be favorable for this industry. We expect the interest rate outlook to remain positive with the Fed not raising interest rates next year, the European Central Bank raising interest rates only one more time, the Bank of England raising rates twice during 2007 and the Bank of Japan increasing rates gradually throughout the year. We also expect global corporate profitability will remain resilient in spite of the slower growth, with corporate earnings growing by 7% in 2007. Additionally, corporate balance sheets will remain strong, as cash on hand currently comprises approximately 10% of total balance sheets. We expect that all of the above will lead to continued growth of capital markets activities across all regions, with prospects for growth in non—U.S. regions in particular being highly favorable.

Equity markets. We expect that solid corporate profitability and pools of excess liquidity will continue to have a positive effect upon the equity markets in 2007. We expect global equity indices to gain 10% in 2007. We also expect the equity offering calendar to increase by another 10% to 15% in 2007, as businesses continue to look to raise capital.

Fixed income markets. We expect fixed income origination to remain strong, which in turn should have a positive impact on secondary market flows. We expect approximately $9.6 trillion of global fixed income origination in calendar 2007, on par with 2006. As growth continues in Europe and Asia, we expect these regions to account for a more significant portion of global issuance. We also expect both fixed-income-related products and the fixed income investor base to continue to grow with a global trend of more companies’ debt financing requirements being sourced from the debt capital markets.

Fixed income activity is driven in part by the absolute level of interest rates, but also is highly correlated with the degree of volatility, the shape of the yield curve and credit quality, which in the aggregate impact the overall business environment. The fixed income investor base has changed dramatically from long-only investors of a few years ago to a continually growing hedge fund base and an expanding international investor base. Investors now employ far more developed risk mitigation tools to manage their portfolios. In addition, the size and diversity of the global fixed income marketplace have become significantly larger and broader over the last several years as capital markets continue to represent a deeper and more viable source of liquidity.

Mergers and acquisitions. We expect announced M&A activity to grow by 15% in 2007. Companies are looking to grow given the current market environment, and strategic M&A is a viable option, particularly for companies with

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

strong balance sheets and stronger stock valuations. Furthermore, given the high levels of uninvested capital among financial sponsors, together with a continued favorable interest rate environment, we expect financial sponsor-led M&A activity to remain strong.

Asset management and high net worth. We expect the rise of global equity indices and continued growth in economies to lead to further wealth creation. Given the growth in alternative products being offered coupled with favorable demographics and intergenerational wealth transfer, our outlook for asset management and services to high-net-worth individuals is positive. This growth will be further supported by high-net-worth clients continuing to seek multiple providers and greater asset diversification along with high service. We believe the significant expansion of our asset management offerings and the strong investment-return performances of our asset managers, coupled with our cross-selling initiatives, position us well for continued growth in 2007.

Consolidated Results of Operations

Overview

We achieved record net revenues, net income and diluted earnings per share in 2006 for the third consecutive fiscal year. Net revenues were $17.6 billion, $14.6 billion and $11.6 billion in 2006, 2005 and 2004, respectively, up 20% and 26% from the corresponding 2005 and 2004 periods. Net income totaled $4.0 billion, $3.3 billion and $2.4 billion in 2006, 2005 and 2004, respectively, up 23% and 38% from the corresponding 2005 and 2004 periods.

Diluted earnings per share were $6.81, $5.43 and $3.95 in 2006, 2005 and 2004, respectively, up 25% in 2006 and 37% in 2005 from the corresponding 2005 and 2004 periods, respectively. The full year 2006 results include an after-tax gain of $47 million, or $0.08 per diluted common share, as a cumulative effect of accounting change associated with our adoption of SFAS 123(R) on December 1, 2005.

Return on average common stockholders’ equity1 was 23.4%, 21.6% and 17.9% for 2006, 2005 and 2004, respectively. Return on average tangible common stockholders’ equity was 29.1%, 27.8% and 24.7% in 2006, 2005 and 2004, respectively.

Compensation and benefits expense as a percentage of net revenues was 49.3% in both 2006 and 2005 and 49.5% in 2004. Non-personnel expenses as a percentage of net revenues were 17.1%, 17.7% and 20.1% in 2006, 2005 and 2004, respectively. Pre-tax margin was 33.6%, 33.0% and 30.4% in 2006, 2005 and 2004, respectively.

1                   Return on average common stockholders’ equity and return on average tangible common stockholders’ equity are computed by dividing net income applicable to common stock for the period by average common stockholders’ equity and average tangible common stockholders’ equity, respectively. We believe average tangible common stockholders’ equity is a meaningful measure because it reflects the common stockholders’ equity deployed in our businesses. Average tangible common stockholders’ equity equals average common stockholders’ equity less average identifiable intangible assets and goodwill and is computed as follows:

Year ended November 30 (in millions)	2006	2005	2004
Average common stockholders’ equity	$16,876	$14,741	$12,843
Average identifiable intangible assets and goodwill	(3,312)	(3,272)	(3,547)
Average tangible common stockholders’ equity	$13,564	$11,469	$9,296

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Revenues

				Percent Change
In millions				2006/	2005/
Year ended November 30	2006	2005	2004	2005	2004
Principal transactions	$9,802	$7,811	$5,699	25%	37%
Investment banking	3,160	2,894	2,188	9	32
Commissions	2,050	1,728	1,537	19	12
Interest and dividends	30,284	19,043	11,032	59	73
Asset management and other	1,413	944	794	50	19
Total revenues	46,709	32,420	21,250	44	53
Interest expense	29,126	17,790	9,674	64	84
Net revenues	$17,583	$14,630	$11,576	20%	26%
Principal transactions, commissions and net interest revenue	$13,010	$10,792	$8,594	21%	26%
Net interest revenue	$1,158	$1,253	$1,358	(8)%	(8)%

Principal Transactions, Commissions and Net Interest Revenue

In both the Capital Markets segment and the Private Investment Management business within the Investment Management segment, we evaluate net revenue performance based on the aggregate of Principal transactions, Commissions and Net interest revenue (Interest and dividends revenue net of Interest expense). These revenue categories include realized and unrealized gains and losses, commissions associated with client transactions and the interest and dividend revenue and interest expense associated with financing or hedging positions. Caution should be used when analyzing these revenue categories individually because they may not be indicative of the overall performance of the Capital Markets and Investment Management business segments. Principal transactions, Commissions and Net interest revenue in the aggregate rose 21% in 2006 from 2005 and 26% in 2005 from 2004.

Principal transactions revenue improved 25% in 2006 from 2005, driven by broad based strength across fixed income and equity products. In Fixed Income Capital Markets, the notable increases in 2006 were in credit products, commercial mortgages and real estate. The 2006 increase in net revenues from Equities Capital Markets reflects higher client trading volumes, increases in financing and derivative activities, and higher revenues from proprietary trading strategies. Principal transactions in 2006 also benefited from increased revenues associated with certain structured products meeting the required market observability standard for revenue recognition. Principal transactions revenue improved 37% in 2005 from 2004, driven by improvements across both fixed income and equity products. In Fixed Income Capital Markets, businesses with higher revenues over the prior year included commercial mortgages and real estate, residential mortgages and interest rate products. Equities Capital Markets in 2005 benefited from higher trading volumes and improved equity valuations, as well as increases in financing and derivative activities from the prior year.

Commission revenues rose 19% in 2006 from 2005. The increase in 2006 reflects growth in institutional commissions on higher global trading volumes, partially offset by lower commissions in our Investment Management business segment as certain clients transitioned from transaction-based commissions to a traditional fee-based schedule.   Commission revenues rose 12% in 2005 from 2004 on higher global trading volumes.

Interest and dividends revenue and Interest expense are a function of the level and mix of total assets and liabilities (primarily financial instruments owned and sold but not yet purchased, and collateralized borrowing and lending activities), the prevailing level of interest rates and the term structure of our financings. Interest and dividends revenue and Interest expense are integral components of our evaluation of our overall Capital Markets activities. Net interest revenue declined 8% both in 2006 from 2005 and 2005 from 2004. The decrease in both comparison periods is a result of the change in the mix of asset composition, an increase in short-term U.S financing rates, and a flattened yield curve. Interest and dividends revenue and Interest expense rose 59% and 64%, respectively, in 2006 from 2005, and 73% and 84%, respectively in 2005 from 2004.   The increase in Interest and dividend revenues and Interest expenses in both comparison periods is attributable to higher short-term interest rates coupled with higher levels of interest- and dividend-earning assets and interest-bearing liabilities.

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Investment Banking

Investment banking revenues represent fees and commissions received for underwriting public and private offerings of fixed income and equity securities, fees and other revenues associated with advising clients on M&A activities, as well as other corporate financing activities. Investment banking revenues rose to record levels in 2006, increasing 9% from 2005. Record Global Finance—Debt revenues increased 9% from 2005, reflecting significant growth in global origination market volumes. Global Finance—Equity net revenues decreased 1% compared to 2005, despite increased global origination market volumes. Record Advisory Services revenues increased 20% from 2005, reflecting higher completed global M&A transaction volumes. Investment banking revenues rose significantly in 2005, increasing 32% from 2004. See “Business Segments—Investment Banking” in this MD&A for a discussion and analysis of our Investment Banking business segment.

Asset Management and Other

Asset management and other revenues primarily result from asset management activities in the Investment Management business segment. Asset management and other revenues rose 50% in 2006 from 2005. The growth in 2006 primarily reflects higher asset management fees attributable to the growth in AUM, a transition to fee-based rather than commission-based pricing for certain clients, as well as higher private equity management and incentive fees. Asset management and other revenues rose 19% in 2005 from 2004, primarily due to higher asset management fees attributable to growth in AUM.

Non-Interest Expenses

				Percent Change
In millions				2006/	2005/
Year ended November 30	2006	2005	2004	2005	2004
Compensation and benefits	$8,669	$7,213	$5,730	20%	26%
Non-personnel expenses:
Technology and communications	974	834	764	17	9
Brokerage, clearance and distribution fees	629	548	488	15	12
Occupancy	539	490	421	10	16
Professional fees	364	282	252	29	12
Business development	301	234	211	29	11
Other	202	200	173	1	16
Real estate reconfiguration charge	—	—	19	—	(100)
Total non-personnel expenses	$3,009	$2,588	$2,328	16%	11%
Total non-interest expenses	$11,678	$9,801	$8,058	19%	22%
Compensation and benefits/Net revenues	49.3%	49.3%	49.5%
Non-personnel expenses/Net revenues	17.1%	17.7%	20.1%

Non-interest expenses were $11.7 billion, $9.8 billion, and $8.1 billion in 2006, 2005 and 2004, respectively. Significant portions of certain expense categories are variable, including compensation and benefits, brokerage and clearance, and business development. We expect these variable expenses as a percentage of net revenues to remain at the same proportions in future periods. We continue to maintain a strict discipline in managing our expenses.

Compensation and benefits. Compensation and benefits totaled $8.7 billion, $7.2 billion and $5.7 billion in 2006, 2005, and 2004, respectively. Compensation and benefits expense as a percentage of net revenues was 49.3%, in both 2006 and 2005 and 49.5% in 2004. Employees totaled approximately 25,900, 22,900 and 19,600 at November 30, 2006, 2005 and 2004, respectively. The increase in employees in both comparison periods was due to higher levels of business activity across the firm as we continue to make investments in the growth of the franchise, particularly in non—U.S. regions. Compensation and benefits expense includes both fixed and variable components. Fixed compensation, consisting primarily of salaries, benefits and amortization of previous years’ deferred equity awards, totaled $3.9 billion, $3.2 billion and $2.6 billion in 2006, 2005 and 2004, respectively, up approximately 21% in each of the comparative periods primarily attributable to an increase in salaries as a result of a higher number of employees. Amortization of employee stock compensation awards was $1,007 million, $1,055 million and $800 million in 2006, 2005 and 2004, respectively. The 2006 stock compensation amortization of $1,007 million excludes $699 million of stock awards granted to retirement eligible employees in December 2006, which were accrued as a component of variable compensation expense in 2006. Variable compensation, consisting primarily of incentive compensation and

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

commissions, totaled $4.8 billion, $4.0 billion and $3.1 billion in 2006, 2005 and 2004, respectively, up 20% in 2006 compared to 2005 and 30% in 2005 from 2004, as higher net revenues resulted in higher incentive compensation.

Non-personnel expenses. Non-personnel expenses totaled $3.0 billion, $2.6 billion and $2.3 billion in 2006, 2005 and 2004, respectively. Non-personnel expenses as a percentage of net revenues were 17.1%, 17.7%, and 20.1% in 2006, 2005, and 2004, respectively. The increase in non-personnel expenses in 2006 from 2005 is primarily attributable to increased technology and communications and occupancy costs, professional fees and costs associated with increased levels of business activity.

Technology and communications expenses rose 17% in 2006 from 2005, reflecting increased costs from the continued expansion and development of our Capital Markets platforms and infrastructure. Occupancy expenses increased 10% in 2006 from 2005, primarily due to increased space requirements from the increased number of employees. Brokerage, clearance and distribution expenses rose 15% in 2006 from 2005, primarily due to higher transaction volumes in certain Capital Markets and Investment Management products. Professional fees and business development expenses increased 29% in 2006 on higher levels of business activity and increased costs associated with recruiting, consulting and legal fees.

Technology and communications expenses rose 9% in 2005 from 2004, reflecting increased costs associated with the continued expansion and development of our Capital Markets platforms and infrastructure, and increased technology costs to create further efficiencies in our mortgage origination businesses. Occupancy expenses increased 16% in 2005 from 2004 primarily attributable to growth in our global space requirements due to a higher number of employees. Brokerage and clearance expenses rose 12% in 2005 from 2004, due primarily to higher transaction volumes in certain Capital Markets products. Professional fees and business development expenses increased 12% and 11%, respectively, in 2005 from 2004 due primarily to the higher levels of business activity. Other expenses increased 16% in 2005 from 2004 due to a number of factors, including an increase in charitable contributions.

Real estate reconfiguration charge. In March 2004, we reached an agreement to exit virtually all of our remaining leased space at our downtown New York City location, which clarified the loss on the location and resulted in a $19 million charge ($11 million after tax). See Note 18 to the Consolidated Financial Statements for additional information about the real estate reconfiguration charge.

Insurance settlement. During 2004, we entered into a settlement with our insurance carriers relating to several legal proceedings noticed to the carriers and initially occurring prior to January 2003. Under the terms of the insurance settlement, the insurance carriers agreed to pay us $280 million. During 2004, we also entered into a Memorandum of Understanding to settle the In re Enron Corporation Securities Litigation class action lawsuit for $223 million. The settlement with our insurance carriers and the settlement under the Memorandum of Understanding did not result in a net gain or loss in our Consolidated Statement of Income as the $280 million settlement with our insurance carriers represented an aggregate settlement associated with several matters, including Enron and WorldCom. See Part I, Item 3, “Legal Proceedings” in this Form 10-K for additional information about the Enron securities class action and related matters.

Income Taxes

The provisions for income taxes totaled $1.9 billion, $1.6 billion and $1.1 billion in 2006, 2005 and 2004, respectively. These provisions resulted in effective tax rates of 32.9%, 32.5% and 32.0% for 2006, 2005 and 2004, respectively. The increases in the effective tax rates in 2006 and 2005 compared with the prior years were primarily due to an increase in level of pretax earnings which minimizes the impact of tax benefit items, and in 2006 a net reduction in certain benefits from foreign operations, partially offset by a reduction in the state and local tax rate due to favorable audit settlements.  See Note 17 to the Consolidated Financial Statements for additional information about income taxes.

Business Acquisitions and Dispositions

Capital Markets. During 2006, we acquired an established private student loan origination platform, a European mortgage originator, and an electronic trading platform, increasing our goodwill and intangible assets by approximately $150 million. We believe these acquisitions will add long-term value to our Capital Markets franchise by allowing us to enter into new markets and expand the breadth of services offered as well as providing additional loan product for our securitization pipeline.

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

During 2004, we acquired three residential mortgage origination platforms, increasing our goodwill and intangible assets by approximately $61 million. We believe these acquisitions add long-term value to our mortgage franchise by allowing further vertical integration of the business platform. Mortgage loans originated by the acquired companies are intended to provide a more cost-efficient source of loan product for our securitization pipeline.

Business Segments

We operate in three business segments: Capital Markets, Investment Banking and Investment Management. These business segments generate revenues from institutional, corporate, government and high-net-worth individual clients across each of the revenue categories in the Consolidated Statement of Income. Net revenues also contain certain internal allocations, including funding costs and inter-regional transfer pricing, all of which are centrally managed.

The following table summarizes the net revenues of our business segments:

Business Segments

				Percent Change
In millions				2006/	2005/
Year ended November 30	2006	2005	2004	2005	2004
Net revenues:
Capital Markets	$12,006	$9,807	$7,694	22%	27%
Investment Banking	3,160	2,894	2,188	9	32
Investment Management	2,417	1,929	1,694	25	14
Total net revenues	17,583	14,630	11,576	20	26
Compensation and benefits	8,669	7,213	5,730	20	26
Non-personnel expenses (1)	3,009	2,588	2,328	16	11
Income before taxes (1)	$5,905	$4,829	$3,518	22%	37%

(1)          Includes the real estate reconfiguration charge of $19 million recognized in 2004 which has not been allocated to our segments.

Capital Markets

				Percent Change
In millions				2006/	2005/
Year ended November 30	2006	2005	2004	2005	2004
Principal transactions	$9,285	$7,393	$5,255	26%	41%
Commissions	1,420	1,132	1,033	25	10
Interest and dividends	30,264	18,987	10,999	59	73
Other	105	33	49	218	(33)
Total revenues	41,074	27,545	17,336	49	59
Interest expense	29,068	17,738	9,642	64	84
Net revenues	12,006	9,807	7,694	22	27
Non-interest expenses (1)	7,286	6,235	5,168	17	21
Income before taxes (1)	$4,720	$3,572	$2,526	32%	41%

(1)   Excludes real estate reconfiguration charge in 2004.

The Capital Markets business segment includes institutional client-flow activities, prime brokerage, research, mortgage origination and securitization, and secondary-trading and financing activities in fixed income and equity products. These products include a wide range of cash, derivative, secured financing and structured instruments and investments. We are a leading global market-maker in numerous equity and fixed income products including U.S., European and Asian equities, government and agency securities, money market products, corporate high grade, high yield and emerging market securities, mortgage- and asset-backed securities, preferred stock, municipal securities, bank loans, foreign exchange, financing and derivative products. We are one of the largest investment banks in terms of U.S. and Pan-European listed equities trading volume, and we maintain a major presence in over-the-counter (“OTC”) U.S. stocks, major Asian large capitalization stocks, warrants, convertible debentures and preferred issues. In addition, the Capital

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Markets Prime Services business manages our equity and fixed income matched book activities, supplies secured financing to institutional clients, and provides secured funding for our inventory of equity and fixed income products. The Capital Markets segment also includes proprietary activities as well as principal investing in real estate and private equity.

Capital Markets Net Revenues

				Percent Change
In millions				2006/	2005/
Year ended November 30	2006	2005	2004	2005	2004
Fixed Income	$8,447	$7,334	$5,739	15%	28%
Equities	3,559	2,473	1,955	44	26
	$12,006	$9,807	$7,694	22%	27%

Net revenues totaled $12.0 billion, $9.8 billion and $7.7 billion in 2006, 2005 and 2004, respectively. Capital Markets net revenues in 2006 reflect record performances in both Fixed Income and Equities. Fixed Income revenues increased 15% in 2006 from 2005 on strong performances across most products. Equities revenues increased 44% in 2006 from 2005 on very strong levels of client-flow activity and profitable proprietary trading strategies. Fixed Income revenues rose 28% in 2005 from 2004 on improved client-flow activities, an increased contribution from the non—U.S. regions and record revenues across a number of products. Equities revenues rose 26% in 2005 from 2004, benefiting from higher global trading volumes and market indices, particularly in Europe and Asia, as well as increased prime brokerage activities.

Fixed Income net revenues grew to a record $8.4 billion in 2006, an increase of 15% from 2005. This growth was attributable to strong client-flow activity and profitable trading strategies, leading to record revenues in most products. The products that contributed most to the increase in revenues year-over-year included credit, commercial mortgages and real estate and prime brokerage, partially offset by strong, but lower revenues in both interest rate products and residential mortgages. Credit product revenues benefited from continued tightening credit spreads, improved market opportunities and strong client—flow activity, as well as revenues associated with certain structured products meeting the required market observability standard for revenue recognition. Revenues in 2006 from our real estate businesses grew to a record as historically low interest rates and the continuing demand for commercial real estate properties led to increases in asset sales and securitization volumes. In 2006 and 2005, we originated approximately $34 billion and $27 billion, respectively, of commercial mortgage loans, the majority of which have been sold through securitization or syndication activities. Prime brokerage revenues were also higher in 2006 compared to 2005 on increased client activity levels. Interest rate products also were strong, but declined in 2006 from 2005, due to slightly lower client-flow and lower revenues in Europe and Asia. Residential mortgage securitization volumes increased in 2006 as compared with 2005, but revenues from our residential mortgage origination and securitization businesses decreased overall. This decrease was primarily attributable to a softer housing market and lower margins. We securitized approximately $146 billion and $133 billion of residential mortgage loans in 2006 and 2005, respectively, including both originated loans and those we acquired in the secondary market. In 2006, we originated approximately $60 billion in residential mortgage loans as compared with $85 billion in 2005. Residential origination volumes from our non—U.S. platform increased in 2006, including those in the U.K., the Netherlands, Korea and Japan.

Fixed Income net revenues were a then-record $7.3 billion in 2005, increasing 28% from 2004, driven by double digit revenue increases from each geographic region and record revenues across a number of products, including commercial mortgages and real estate, residential mortgages, and interest rate products. Revenues from our commercial mortgages and real estate increased substantially in 2005 reaching then-record levels. Revenues from our residential mortgage origination and securitization businesses increased in 2005 from the robust levels in 2004, reflecting record volumes and the continued benefits associated with the vertical integration of our mortgage origination platforms. We originated approximately $85 billion and $65 billion of residential mortgage loans in 2005 and 2004, respectively. We securitized approximately $133 billion and $101 billion of residential mortgage loans in 2005 and 2004, respectively, including both originated loans and those we acquired in the secondary market. While the performance in our mortgage businesses reached record levels, these businesses were affected by somewhat lower levels of mortgage origination volumes and revenues in the U.S. in the latter half of 2005, partly offset by stronger volumes and revenues outside the U.S. We originated approximately $27 billion and $13 billion of commercial mortgage loans in 2005 and 2004, respectively, the

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

majority of which has been sold through securitization or syndication activities during both 2005 and 2004. Interest rate product revenues increased in 2005 on higher activity levels, as clients repositioned portfolios in light of rising global interest rates and a flattening U.S. yield curve. Credit product revenues also increased in 2005 as compared to 2004 driven by strength in both high yield and high grade credit products.

Equities net revenues increased 44% to a record level in 2006 on strong client-flow and robust global trading volumes. Global equity indices were up 14% in local currency terms for 2006, helped by strong earnings reports, lower energy prices and the end to the interest rate tightening cycle by the Fed. Substantially all equity products in 2006 surpassed their 2005 performance, including gains in cash products, prime brokerage, equity derivatives, convertibles and proprietary and principal activities. Our cash business remained strong in 2006 due to solid client-flow, higher IPO and secondary market volumes and a gain on the conversion of our NYSE seats. Our prime brokerage business continued to grow as both client balances and the number of clients have increased, resulting in strong results in all regions. Revenues in equity derivatives for 2006 were strong across all regions due to increased client activity, in spite of challenging market conditions during the second half of the year. Revenues from the convertibles business rose to their second highest level on increased client-flow and successful trading strategies.

Equities net revenues rose 26% in 2005 from 2004, benefiting from increased client activity from rising global equity indices and higher trading volumes. Global equity indices advanced 16% in local currency terms in 2005, benefiting from positive economic data and strong earnings reports, despite volatile energy prices and concerns about inflation and rising interest rates. Equities net revenues in 2005 reflected improved client-flow activities across most products, higher net revenues in equity derivatives and the continued growth in our prime brokerage business. Equity derivatives business net revenues in 2005 were notably strong, benefiting from higher volumes and improved market opportunities. Our prime brokerage business continued to benefit from an expanding client base and growth in client financing balances, as total balances increased 22% in 2005 from 2004.

Interest and dividends revenue and Interest expense are a function of the level and mix of total assets and liabilities (primarily financial instruments owned and sold but not yet purchased and collateralized borrowing and lending activities), the prevailing level of interest rates and the term structure of our financings. Interest and dividends revenue and Interest expense are integral components of our evaluation of our overall Capital Markets activities. Net interest revenues decreased 4% in 2006 from 2005 primarily due to higher short-term U.S. interest rates, a flattened yield curve and a change in mix of asset composition. Interest and dividends revenue and Interest expense increased 59% and 64%, respectively, in 2006 from 2005 as a result of higher short-term interest rates coupled with higher levels of interest- and dividend-earning assets and interest-bearing liabilities. Net interest revenue in 2005 declined 8% from 2004, due to higher short-term interest rates and a flatter yield curve, partially offset by higher levels of interest and dividend-earning assets. Interest and dividends revenue and Interest expense rose 73% and 84%, respectively, in 2005 from 2004, attributable to higher short-term interest rates coupled with higher levels of interest- and dividend-earning assets and interest-bearing liabilities.

Non-interest expenses increased to $7.3 billion in 2006 from $6.2 billion in 2005 and $5.2 billion in 2004. The growth in non-interest expenses in both periods reflects higher compensation and benefits expense related to improved performance, coupled with higher non-personnel expenses. Non-personnel expenses in both periods grew primarily due to increased technology and communications expenses attributable to the continued investments in our trading platforms, integration of business acquisitions, and higher brokerage and clearance costs and professional fees from increased business activities. Occupancy expenses also increased due to continued growth in the number of employees and in 2005 grew from 2004 due to our new facilities in London and Tokyo.

Income before taxes totaled $4.7 billion, $3.6 billion and $2.5 billion in 2006, 2005 and 2004, respectively, up 32% in 2006 from 2005 and 41% in 2005 from 2004. Pre-tax margin was 39%, 36% and 33% in 2006, 2005 and 2004, respectively.

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Investment Banking

				Percent Change
In millions				2006/	2005/
Year ended November 30	2006	2005	2004	2005	2004
Investment banking revenues	$3,160	$2,894	$2,188	9%	32%
Non-interest expenses (1)	2,500	2,039	1,601	23	27
Income before taxes (1)	$660	$855	$587	(23)%	46%

(1)          Excludes real estate reconfiguration charge in 2004.

The Investment Banking business segment is made up of Advisory Services and Global Finance activities that serve our corporate and government clients. The segment is organized into global industry groups—Communications, Consumer/Retailing, Financial Institutions, Financial Sponsors, Healthcare, Hedge Funds, Industrial, Insurance Solutions, Media, Natural Resources, Pension Solutions, Power, Real Estate and Technology—that include bankers who deliver industry knowledge and expertise to meet clients’ objectives. Specialized product groups within Advisory Services include M&A and restructuring. Global Finance serves our clients’ capital raising needs through underwriting, private placements, leveraged finance and other activities associated with debt and equity products. Product groups are partnered with relationship managers in the global industry groups to provide comprehensive financial solutions for clients.

Investment Banking Revenues1

				Percent Change
In millions				2006/	2005/
Year ended November 30	2006	2005	2004	2005	2004
Global Finance—Debt	$1,424	$1,304	$1,002	9%	30%
Global Finance—Equity	815	824	560	(1)	47
Advisory Services	921	766	626	20	22
	$3,160	$2,894	$2,188	9%	32%

Investment Banking revenues totaled $3.2 billion, $2.9 billion and $2.2 billion in 2006, 2005 and 2004, respectively. Investment Banking revenues increased 9% in 2006 from 2005, reflecting record Global Finance—Debt and Advisory Services revenues and near record Global Finance—Equity revenues.

Global Finance—Debt revenues were a record $1,424 million in 2006, increasing 9% over 2005 with investment grade and leverage finance revenues both reaching record levels. Our investment grade origination volumes increased 21% over 2005, as investors took advantage of continued low interest rates, tight credit spreads and a flattened yield curve. Leveraged Finance revenues increased significantly over 2005 on relatively flat volumes due to higher margins on several large transactions. Partially offsetting these factors was a lower level of client-driven derivative and other capital markets—related transactions with our investment banking clients which totaled $222 million in 2006, compared with $318 million in 2005. Publicly reported global debt origination market volumes increased 16% in 2006 over 2005, with our origination market volumes increasing 2% over the same period. For the 2006 calendar year, our market ranking for publicly reported global debt originations was four with a 6.0% share, down from a rank of two with a 6.7% share in calendar year 2005. Our debt origination fee backlog of $247 million at November 30, 2006 increased 13% from November 30, 2005. Debt origination backlog may not be indicative of the level of future business due to the

1            Debt and equity underwriting volumes are based on full credit for single-book managers and equal credit for joint-book managers. Debt underwriting volumes include both publicly registered and Rule 144A issues of high grade and high yield bonds, sovereign, agency and taxable municipal debt, non-convertible preferred stock and mortgage- and asset-backed securities. Equity underwriting volumes include both publicly registered and Rule 144A issues of common stock and convertibles. Because publicly reported debt and equity underwriting volumes do not necessarily correspond to the amount of securities actually underwritten and do not include certain private placements and other transactions, and because revenue rates vary among transactions, publicly reported debt and equity underwriting volumes may not be indicative of revenues in a given period. Additionally, because Advisory Services volumes are based on full credit to each of the advisors in a transaction, and because revenue rates vary among transactions, Advisory Services volumes may not be indicative of revenues in a given period.

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

frequent use of the shelf registration process. In 2005, Global Finance—Debt revenues were a then-record $1,304 million, increasing 30% over 2004 with global debt origination market volumes and our volumes increasing 13% and 8%, respectively, over the same period. Revenues in 2005 reflected strong global investment grade underwriting, which benefited from continued low interest rates, strong investor demand across a flattening yield curve and credit spreads at historic average levels. Revenues in 2005 also benefited from a higher level of client-driven derivative and other capital market-related transactions with our investment banking clients providing fees of $318 million in 2005, compared with $140 million in 2004. For the 2005 calendar year, our market ranking for publicly reported global debt originations was two with a 6.7% share, up from a rank of four with a 6.8% share in calendar year 2004.

Global Finance—Equity revenues declined 1% in 2006 to $815 million from record 2005 revenues, despite a 35% increase in industry-wide global equity origination market volumes. Revenues in 2006 reflect a 16% increase in our equity origination volumes over 2005, with particular strength in initial public offering (“IPO”) activities, offset by lower revenues from the Asia region, which benefited from several large transactions in 2005. Our market share for publicly reported global equity underwriting transactions decreased to 3.7% in calendar 2006 from 4.8% for calendar year 2005 and 4.3% in calendar 2004. Our equity-related fee backlog (for both filed and unfiled transactions) at November 30, 2006 was approximately $285 million, down 7% from November 30, 2005. Global Finance—Equity revenues grew 47% in 2005 to a then-record $824 million from 2004. Our publicly reported equity underwriting volumes rose 7% in 2005 from 2004 while industry-wide global equity origination market volumes remained relatively flat over the same period. In addition to our increased volume, our 2005 revenues also reflected a change in the mix of underwriting revenues with particular strength in IPOs.

Advisory Services revenues were a record $921 million in 2006, up 20% from 2005. Industry-wide completed and announced transaction volumes increased 22% and 39%, respectively, in 2006 from 2005, while our completed and announced volumes increased 13% and 57%, respectively, for the same periods. M&A volumes have continued to rise due to rising equity markets, strong corporate profitability and balance sheets, and available capital raised by financial sponsors. Our global market share for publicly reported completed transactions increased to 16.4% for calendar 2006, up from 13.7% in calendar year 2005, and 15.5% in calendar year 2004. Our M&A fee backlog at November 30, 2006 was $243 million down 1% from November 30, 2005. Advisory Services revenues were a then-record $766 million in 2005, up 22% from 2004. Industry-wide completed and announced transaction volumes increased 31% and 56%, respectively, in 2005 from 2004, while our completed and announced volumes increased 24% and 98%, respectively, for the same periods. Increased M&A volumes benefited from stable equity markets, increased financial sponsor activity as well as improved world economies in 2005.

Non-interest expenses rose 23% in 2006 from 2005, attributable to an increase in compensation and benefits expense related to an increased number of employees and higher revenues, as well as higher non-personnel expenses from increased business activity. Non-interest expenses rose 27% in 2005 from 2004, attributable to an increase in compensation and benefits expense related to improved performance and higher non-personnel expenses related to increased business activity.

Income before taxes was $660 million, $855 million and $587 million in 2006, 2005 and 2004, respectively, down 23% in 2006 and up 46% in 2005 from the comparable prior year periods. Pre-tax margin decreased to 21% in 2006, down from 30% in 2005 and 27% in 2004.

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Investment Management

				Percent Change
In millions				2006/	2005/
Year ended November 30	2006	2005	2004	2005	2004
Principal transactions	$517	$418	$444	24%	(6)%
Commissions	630	596	504	6	18
Interest and dividends	20	56	33	(64)	70
Asset management and other	1,308	911	745	44	22
Total revenues	2,475	1,981	1,726	25	15
Interest expense	58	52	32	12	63
Net revenues	2,417	1,929	1,694	25	14
Non-interest expenses (1)	1,892	1,527	1,270	24	20
Income before taxes (1)	$525	$402	$424	31%	(5)%

(1)   Excludes real estate reconfiguration charge in 2004.

The Investment Management business segment consists of the Asset Management and Private Investment Management businesses. Asset Management generates fee-based revenues from customized investment management services for high-net-worth clients, as well as fees from mutual funds and other small and middle market institutional investors. Asset Management also generates management and incentive fees from our role as general partner for private equity and other alternative investment partnerships. Private Investment Management provides comprehensive investment, wealth advisory and capital markets execution services to high-net-worth and institutional clients.

Investment Management Net Revenues

				Percent Change
In millions				2006/	2005/
Year ended November 30	2006	2005	2004	2005	2004
Asset Management	$1,432	$1,026	$840	40%	22%
Private Investment Management	985	903	854	9	6
	$2,417	$1,929	$1,694	25%	14%

Changes in Assets Under Management

				Percent Change
In billions				2006/	2005/
Year ended November 30	2006	2005	2004	2005	2004
Opening balance	$175	$137	$120	28%	14%
Net additions	35	26	6	35	333
Net market appreciation	15	12	11	25	9
Total increase	50	38	17	32	124
Assets Under Management, November 30	$225	$175	$137	29%	28%

Composition of Assets Under Management

				Percent Change
In billions				2006/	2005/
Year ended November 30	2006	2005	2004	2005	2004
Equity	$95	$75	$54	27%	39%
Fixed income	61	55	52	11	6
Money markets	48	29	19	66	53
Alternative investments	21	16	12	31	33
	$225	$175	$137	29%	28%

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net revenues totaled $2.4 billion, $1.9 billion and $1.7 billion in 2006, 2005 and 2004, respectively. Net revenues rose 25% in 2006 from 2005, as both Asset Management and Private Investment Management achieved record results in 2006. Net revenues rose 14% in 2005 from 2004, as both Asset Management and Private Investment Management achieved then-record results in 2005.

Asset Management net revenues of $1,432 million in 2006 increased by 40% from 2005, driven by a 29% increase in AUM and strong revenues from our growing alternative investment offerings which contributed higher incentive fees in 2006 compared to 2005. AUM increased to a record $225 billion at November 30, 2006, up from $175 billion at November 30, 2005, with 70% of the increase resulting from net inflows. Asset Management net revenues of $1,026 million in 2005 increased 22% from 2004, driven by a 28% increase in assets under management. AUM increased to a then-record $175 billion at November 30, 2005, up from $137 billion at November 30, 2004.

Private Investment Management net revenues of $985 million increased 9% in 2006 from 2005, driven by higher equity-related activity, especially within the volatility and cash businesses. Fixed income-related activity was relatively flat in 2006 compared to 2005. Private Investment Management net revenues of $903 million increased 6% in 2005 from 2004, primarily driven by an increase in equity-related activity, as investors shifted asset allocations. Fixed income-related activity declined 11% in 2005 compared to 2004 as a result of clients’ asset reallocations into equity products.

Non-interest expenses totaled $1.9 billion, $1.5 billion and $1.3 billion in 2006, 2005 and 2004, respectively. The increase in non-interest expense in 2006 was driven by higher compensation and benefits associated with a higher level of earnings and headcount, as well as increased non-personnel expenses from continued expansion of the business, especially into non—U.S. regions.

Income before taxes totaled $525 million, $402 million and $424 million in 2006, 2005 and 2004, respectively. Income before taxes increased 31% in 2006 from 2005. Income before taxes decreased 5% in 2005 from 2004. Pre-tax margin was 22%, 21% and 25% in 2006, 2005 and 2004, respectively.

Geographic Revenues

Net Revenues by Geographic Region

				Percent Change
In millions				2006/	2005/
Year ended November 30	2006	2005	2004	2005	2004
Europe	$4,536	$3,601	$2,104	26%	71%
Asia Pacific and other	1,931	1,759	1,247	10	41
Total Non–U.S.	6,467	5,360	3,351	21	60
U.S.	11,116	9,270	8,225	20	13
Net revenues	$17,583	$14,630	$11,576	20%	26%

Non–U.S. net revenues rose 21% in 2006 from 2005 to a record $6.5 billion, representing 37% of total net revenues both in 2006 and 2005. The increase in 2006 net revenues was due to the continued growth in Capital Markets as well as the continued expansion of our Investment Management business in both Europe and Asia. Non–U.S. net revenues rose 60% in 2005 from 2004 to a then-record $5.4 billion. Non–U.S. net revenues represented 37% of total net revenues in 2005, from 29% in 2004. The improved net revenues in 2005 from 2004 reflected significant growth in Capital Markets and Investment Banking in both Europe and the Asia Pacific and other regions.

Net revenues in Europe rose 26% in 2006 from 2005, reflecting higher revenues in Capital Markets, growth in Investment Management and strong results in Investment Banking. In Fixed Income Capital Markets, higher revenues were driven by credit products, securitized products and our real estate business. In Equities Capital Markets, higher net revenues reflect strong results in equity derivatives and equity prime brokerage. Net revenues in Europe rose 71% in 2005 from 2004, reflecting higher revenues in Investment Banking and Capital Markets, as well as a growing Investment Management presence. Investment Banking benefited from a significant increase in completed M&A transactions and increased client-driven derivative-solution transactions in 2005. In Fixed Income Capital Markets, our strong performance in 2005 was driven by residential mortgages, commercial mortgages and real estate, and interest rate

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

products. In Equities Capital Markets, higher net revenues reflected strong results in equity derivatives, cash products, and equity arbitrage activities.

Net revenues in Asia Pacific and other rose 10% in 2006 from 2005, reflecting higher revenues in Capital Markets and the growth in Investment Management, partially offset by declining revenues in Investment Banking. Capital Markets net revenues increased in 2006 primarily from strong performances in commercial mortgages and real estate, equity derivatives and improved equity trading strategies, partially offset by lower revenues from interest rate products. Net revenues in Asia Pacific and other rose 41% in 2005 from 2004, reflecting strong Investment Banking and Capital Markets net revenues. Investment Banking benefited from several non-public structured equity transactions for clients in 2005. Capital Markets net revenues increased in 2005 primarily from strong performances in high yield and equity derivatives.

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

•                  We maintain a comprehensive Funding Action Plan to manage a stress liquidity event, including a communication plan for regulators, creditors, investors and clients.

Liquidity pool. We maintain a liquidity pool available to Holdings that covers expected cash outflows for twelve months in a stressed liquidity environment. In assessing the required size of our liquidity pool, we assume that assets outside the liquidity pool cannot be sold to generate cash, unsecured debt cannot be issued, and any cash and unencumbered liquid collateral outside of the liquidity pool cannot be used to support the liquidity of Holdings. Our liquidity pool is sized to cover expected cash outflows associated with the following items:

•                  The repayment of all unsecured debt maturing in the next twelve months.

•                  The funding of commitments to extend credit made by Holdings and certain unregulated subsidiaries based on a probabilistic model. The funding of commitments to extend credit made by our regulated subsidiaries (including our banks) is covered by the liquidity pools maintained by these regulated subsidiaries. See “Contractual Obligations and Lending-Related Commitments” in this MD&A and Note 11 to the Consolidated Financial Statements.

•                  The impact of adverse changes on secured funding – either in the form of wider “haircuts” (the difference between the market and pledge value of assets) or in the form of reduced borrowing availability.

•                  The anticipated funding requirements of equity repurchases as we manage our equity base (including offsetting the dilutive effect of our employee incentive plans). See “Equity Management” below.

In addition, the liquidity pool is sized to cover the impact of a one notch downgrade of Holdings’ long-term debt ratings, including the additional collateral that would be required for our derivative contracts and other secured

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

funding arrangements. See “Credit Ratings” below.

The liquidity pool is primarily invested in highly liquid instruments including: money market funds, bank deposits, U.S., European and Japanese government bonds, and U.S. agency securities and other liquid securities that we believe have a highly reliable pledge value. We calculate our liquidity pool on a daily basis.

At November 30, 2006, the estimated pledge value of the liquidity pool available to Holdings was $31.4 billion, which is in excess of the items discussed above. Additionally, our regulated subsidiaries, such as our broker-dealers and bank institutions, maintain their own liquidity pools to cover their stand-alone one year expected cash funding needs in a stressed liquidity environment. The estimated pledge value of the liquidity pools held by our regulated subsidiaries totaled an additional $47.7 billion at November 30, 2006.

Funding of assets. We fund assets based on their liquidity characteristics, and utilize cash capital1 to provide financing for our long-term funding needs. Our funding strategy incorporates the following factors:

•                  Liquid assets (i.e., assets for which a reliable secured funding market exists across all market environments including government bonds, U.S. agency securities, corporate bonds, asset-backed securities and high quality equity securities) are primarily funded on a secured basis.

•                  Secured funding “haircuts” are funded with cash capital.

•                  Illiquid assets (e.g., fixed assets, intangible assets, and margin postings) and less liquid inventory positions (e.g., derivatives, private equity investments, certain corporate loans, certain commercial mortgages and real estate positions) are funded with cash capital.

•                  Unencumbered assets, which are not part of the liquidity pool irrespective of asset quality, are also funded with cash capital. These assets are typically unencumbered because of operational and asset-specific factors (e.g., securities moving between depots). We do not assume a change in these factors during a stressed liquidity event.

As part of our funding strategy, we also take steps to mitigate our main sources of contingent liquidity risk as follows:

•                  Commitments to extend credit - Cash capital is utilized to cover a probabilistic estimate of expected funding of commitments to extend credit. See “Contractual Obligations and Lending-Related Commitments” in this MD&A.

•                  Ratings downgrade - Cash capital is utilized to cover the liquidity impact of a one notch downgrade on Holdings. A ratings downgrade would increase the amount of collateral to be posted against our derivative contracts and other secured funding arrangements. See “Credit Ratings” below.

•                  Client financing - We provide secured financing to our clients typically through repurchase and prime broker agreements. These financing activities can create liquidity risk if the availability and terms of our secured borrowing agreements adversely change during a stressed liquidity event and we are unable to reflect these changes in our client financing agreements. We mitigate this risk by entering into term secured borrowing agreements, in which we can fund different types of collateral at pre-determined collateralization levels, and by maintaining liquidity pools at our regulated broker-dealers.

Our policy is to operate with an excess of long-term funding sources over our long-term funding requirements. We seek to maintain a cash capital surplus at Holdings of at least $2 billion. As of November 30, 2006 and 2005, our cash capital surplus at Holdings totaled $6.0 billion and $6.2 billion, respectively. Additionally, cash capital surpluses in regulated entities at November 30, 2006 and 2005 amounted to $10.0 billion and $8.1 billion, respectively.

We hedge the majority of foreign exchange risk associated with investments in subsidiaries in non—U.S. dollar currencies using long-term debt and forwards.

Diversification of funding sources. We seek to diversify our funding sources. We issue long-term debt in multiple currencies and across a wide range of maturities to tap many investor bases, thereby reducing our reliance on any one source.

1                  Cash capital consists of stockholders’ equity, portions of core deposit liabilities at our bank subsidiaries, and liabilities with remaining terms of over one year.

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

•                  During 2006, we issued $48.1 billion of long-term borrowings. Long-term borrowings (excluding borrowings with remaining contractual maturities within one year of the financial statement date) increased to $81.2 billion at November 30, 2006 from $53.9 billion at November 30, 2005 principally to support the growth in our assets, as well as pre-funding a portion of 2007 maturities. The weighted-average maturities of long-term borrowings were 6.3 years and 6.7 years at November 30, 2006 and 2005, respectively.

•                  We diversify our issuances geographically to minimize refinancing risk and broaden our debt-holder base. As of November 30, 2006, 49% of our long-term debt was issued outside the United States.

•                  We typically issue in sufficient size to create a liquid benchmark issuance (i.e., sufficient size to be included in the Lehman Bond Index, a widely used index for fixed income asset managers).

•                  In order to minimize refinancing risk, we set limits for the amount of long-term borrowings maturing over any three, six and twelve month horizon at 12.5%, 17.5% and 30.0% of outstanding long-term borrowings, respectively—that is, $10.1 billion, $14.2 billion and $24.3 billion, respectively, at November 30, 2006. If we were to operate with debt above these levels, we would not include the additional amount as a source of cash capital.

Long-term debt is accounted for in our long-term-borrowings maturity profile at its contractual maturity date if the debt is redeemable at our option. Long-term debt that is repayable at par at the holder’s option is included in these limits at its earliest redemption date. Extendible issuances (in which, unless debt holders instruct us to redeem their debt instruments at least one year prior to stated maturity, the maturity date of these instruments is automatically extended) are included in these limits at their earliest maturity date. Based on experience, we expect the majority of these extendibles to remain outstanding beyond their earliest maturity date in a normal market environment and “roll” through the long-term borrowings maturity profile.

The quarterly long-term borrowings maturity schedule over the next five years at November 30, 2006 is as follows:

Long-Term Borrowings Maturity Profile Chart

Included in long-term debt is $4.5 billion of structured notes with contingent early redemption features linked to market prices or other triggering events (e.g., the downgrade of a reference obligation underlying a credit–linked note). In the above maturity table, these notes are shown at their contractual maturity. However, in determining the cash capital value of these notes we have excluded $2.3 billion of the $4.5 billion from our cash capital sources at November 30, 2006.

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

•                  We use both committed and uncommitted bilateral and syndicated long-term bank facilities to complement our long-term debt issuance. In particular, Holdings maintains a $2.0 billion unsecured, committed revolving credit agreement with a syndicate of banks which expires in February 2009. In addition we maintain a $1.0 billion multi-currency unsecured, committed revolving credit facility with a syndicate of banks for Lehman Brothers Bankhaus AG (“Bankhaus”), with a term of three and a half years expiring in April 2008. Our ability to borrow under such facilities is conditioned on complying with customary lending conditions and covenants. We have maintained compliance with the material covenants under these credit agreements at all times. As of November 30, 2006, there were no borrowings against Holdings’ or Bankhaus’ credit facilities.

•                  We have established a $2.4 billion conduit that issues secured liquidity notes to pre-fund high grade loan commitments. This is fully backed by a triple-A rated, third-party, one-year revolving liquidity back stop.

•                  Bank facilities provide us with further diversification and flexibility. For example, we draw on our committed syndicated credit facilities described above on a regular basis (typically 25% to 50% of the time on a weighted- average basis) to provide us with additional sources of long-term funding on an as-needed basis. We have the ability to prepay and redraw any number of times and to retain the proceeds for any term up to the maturity date of the facility. As a result, we see these facilities as having the same liquidity value as long-term borrowings with the same maturity dates, and we include these borrowings in our reported long-term borrowings at the facility’s stated final maturity date to the extent that they are outstanding as of a reporting date.

•                  We own three bank entities: Lehman Brothers Bank, a U.S.-based thrift institution, LBCB, a U.S.-based industrial bank, and Bankhaus, a German bank. These regulated bank entities operate in a deposit-protected environment and are able to source low-cost unsecured funds that are primarily term deposits. These are generally insulated from a Company-specific or market liquidity event, thereby providing a reliable funding source for our mortgage products and selected loan assets and increasing our funding diversification. Overall, these bank institutions have raised $21.4 billion and $15.1 billion of customer deposit liabilities as of November 30, 2006 and 2005, respectively.

Legal entity structure. Our legal entity structure can constrain liquidity available to Holdings. Some of our legal entities, particularly our regulated broker-dealers and bank institutions, are restricted in the amount of funds that they can distribute or lend to Holdings.

•                  As of November 30, 2006, Holdings’ Total Equity Capital (defined as total stockholders’ equity of $19.2 billion plus $2.7 billion of junior subordinated notes) amounted to $21.9 billion. We believe Total Equity Capital to be a more meaningful measure of our equity than stockholders’ equity because junior subordinated notes are equity-like due to their subordinated nature, long-term maturity and interest deferral features. Leading rating agencies view these securities as equity capital for purposes of calculating net leverage. (See Note 9 to the Consolidated Financial Statements.) We aim to maintain a primary equity double leverage ratio (the ratio of equity investments in Holdings’ subsidiaries to its Total Equity Capital) of 1.0x or below. Our primary equity double leverage ratio was 0.88x as of November 30, 2006 and 0.85x as of November 30, 2005.

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

In a Company-specific event, we assume we would lose access to the unsecured funding market for a full year and have to rely on the liquidity pool available to Holdings to cover expected cash outflows over the next twelve months.

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

In a market liquidity event, in addition to the pressure of a Company-specific event, we also assume that, because the event is market wide, some counterparties to whom we have extended liquidity facilities draw on these facilities. To mitigate the effect of a market liquidity event, we have developed access to additional liquidity sources beyond the liquidity pool at Holdings, including unutilized funding capacity in our bank entities and unutilized capacity in our bank facilities. (See “Funding of assets” above.)

We perform regular assessments of our funding requirements in stress liquidity scenarios to best ensure we can meet all our funding obligations in all market environments.

Cash Flows

Cash and cash equivalents of $6.0 billion at November 30, 2006 increased by $1.1 billion from November 30, 2005, as net cash provided by financing activities of $38.3 billion was partially offset by net cash used in operating activities of $36.4 billion—attributable primarily to growth in financial instruments and other inventory positions owned—and net cash used in investing activities of $792 million. Cash and cash equivalents of $4.9 billion at November 30, 2005 decreased $540 million from November 30, 2004, as net cash used in operating activities of $12.2 billion—attributable primarily to growth in financial instruments and other inventory positions owned—coupled with net cash used in investing activities of $447 million exceeded net cash provided by financing activities of $12.1 billion.

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

Our total assets at November 30, 2006 increased by 23% to $504 billion, from $410 billion at November 30, 2005, due to an increase in secured financing transactions and net assets. Net assets at November 30, 2006 increased $58 billion due to increases across all inventory categories as we continue to grow the Firm, including our client-related businesses. We believe net assets is a more useful measure than total assets when comparing companies in the securities industry because it excludes certain low-risk, non-inventory assets (including Cash and securities segregated and on deposit for regulatory and other purposes, Securities received as collateral, Securities purchased under agreements to resell and Securities borrowed) and Identifiable intangible assets and goodwill. This definition of net assets is used by many of our creditors and a leading rating agency to evaluate companies in the securities industry. Under this definition, net assets were $268.9 billion and $211.4 billion at November 30, 2006 and November 30, 2005, respectively, as follows:

Net Assets

In millions
November 30	2006	2005
Total assets	$503,545	$410,063
Cash and securities segregated and on deposit for regulatory and other purposes	(6,091)	(5,744)
Securities received as collateral	(6,099)	(4,975)
Securities purchased under agreements to resell	(117,490)	(106,209)
Securities borrowed	(101,567)	(78,455)
Identifiable intangible assets and goodwill	(3,362)	(3,256)
Net assets	$268,936	$211,424

Our net assets consist of inventory necessary to facilitate client—flow activities and, to a lesser degree, proprietary and principal investment activities. As such, our mix of net assets is subject to change. The overall size of our balance sheet will fluctuate from time to time and, at specific points in time, may be higher than the year-end or quarter-end amounts. Our total assets at quarter-ends were, on average, approximately 4% and 5% lower than amounts based on a monthly average over the four and eight quarters ended November 30, 2006, respectively. Our net assets at quarter-ends were, on average, approximately 5% and 6% lower than amounts based on a monthly average over the four and eight quarters ended November 30, 2006, respectively.

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Leverage Ratios. Balance sheet leverage ratios are one measure used to evaluate the capital adequacy of a company. The leverage ratio is calculated as total assets divided by total stockholders’ equity. Our leverage ratios were 26.2x and 24.4x at November 30, 2006 and November 30, 2005, respectively. However, we believe net leverage based on net assets as defined above (which excludes certain low-risk, non-inventory assets and Identifiable intangible assets and goodwill) divided by tangible equity capital (Total stockholders’ equity plus Junior subordinated notes less Identifiable intangible assets and goodwill), is a more meaningful measure of leverage in evaluating companies in the securities industry. Our net leverage ratio of 14.5x at November 30, 2006 increased from 13.6x at November 30, 2005. We believe tangible equity capital is a more representative measure of our equity for purposes of calculating net leverage because Junior subordinated notes are deeply subordinated and have a long-term maturity and interest deferral features, and we do not view the amount of equity used to support Identifiable intangible assets and goodwill as available to support our remaining net assets. This definition of net leverage is used by many of our creditors and a leading rating agency. Tangible equity capital and net leverage are computed as follows at November 30, 2006 and November 30, 2005:

Tangible Equity Capital and Net Leverage Ratio

In millions
November 30	2006	2005
Total stockholders’ equity	$19,191	$16,794
Junior subordinated notes(1)	2,738	2,026
Identifiable intangible assets and goodwill	(3,362)	(3,256)
Tangible equity capital	$18,567	$15,564
Leverage ratio	26.2x	24.4x
Net leverage ratio	14.5x	13.6x

(1) See Note 9 to the Consolidated Financial Statements.

Net assets, tangible equity capital and net leverage ratio as presented above are not necessarily comparable to similarly titled measures provided by other companies in the securities industry because of different methods of calculation.

Equity Management

The management of equity is a critical aspect of our capital management. The determination of the appropriate amount of equity is affected by a number of factors, including the amount of “risk equity” needed, the capital required by our regulators and balance sheet leverage. We continuously evaluate deployment alternatives for our equity with the objective of maximizing shareholder value. In addition, in managing our capital, returning capital to shareholders by repurchasing shares is among the alternatives considered.

We maintain a stock repurchase program to manage our equity capital. Our stock repurchase program is effected through regular open-market purchases, as well as through employee transactions where employees tender shares of common stock to pay for the exercise price of stock options, and the required tax withholding obligations upon option exercises and conversion of restricted stock units to freely-tradable common stock. During 2006, we repurchased approximately 38.9 million shares of our common stock through open-market purchases at an aggregate cost of approximately $2.7 billion, or $68.80 per share. In addition, we withheld approximately 14.0 million shares of common stock from employees for the purposes described above at an equivalent cost of $1 billion or $71.89 per common share. In total, we repurchased and withheld 52.9 million shares during 2006 for a total consideration of approximately $3.7 billion. During 2006 we also issued 22.4 million shares resulting from employee stock option exercises and another 21.0 million shares were issued out of treasury stock into the RSU Trust.

In January 2007, our Board of Directors authorized the repurchase, subject to market conditions, of up to 100 million shares of Holdings common stock for the management of our equity capital, including offsetting dilution due to employee stock awards. This authorization supersedes the stock repurchase program authorized in 2006.

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Included below are the changes in our Tangible Equity Capital for the years ended November 30, 2006 and 2005:

Tangible Equity Capital

In millions
Year Ended November 30	2006	2005
Beginning tangible equity capital	$15,564	$12,636
Net income	4,007	3,260
Dividends on common stock	(276)	(233)
Dividends on preferred stock	(66)	(69)
Common stock open-market repurchases	(2,678)	(2,994)
Common stock withheld from employees(1)	(1,003)	(1,163)
Equity-based award plans(2)	2,396	3,305
Net change in preferred stock	—	(250)
Net change in junior subordinated notes included in tangible equity(3)	712	1,026
Other, net	(89)	46
Ending tangible equity capital	$18,567	$15,564

(1)          Represents shares of common stock withheld in satisfaction of the exercise price of stock options and tax withholding obligations upon option exercises and conversion of restricted stock units.

(2)          This represents the sum of (i) proceeds received from employees upon the exercise of stock options, (ii) the incremental tax benefits from the issuance of stock-based awards and (iii) the value of employee services received — as represented by the amortization of deferred stock compensation.

(3)          Junior subordinated notes are deeply subordinated and have a long-term maturity and interest deferral features and are utilized in calculating equity capital by leading rating agencies.

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

At November 30, 2006, the short- and long-term senior borrowings ratings of Holdings and LBI were as follows:

Credit Ratings

	Holdings		LBI
	Short- term	Long- term	Short- term	Long- term
Standard & Poor’s Ratings Services	A-1	A+	A-1+	AA-
Moody’s Investors Service	P-1	A1	P-1	Aa3
Fitch Ratings	F-1+	A+	F-1+	A+
Dominion Bond Rating Service Limited	R-1 (middle)	A (high)	R-1 (middle)	AA (low)

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

On September 28, 2006, Dominion Bond Rating Service revised the rating trend on all long-term ratings of Holdings and its related entities to positive from stable.

At November 30, 2006, counterparties had the right to require us to post additional collateral pursuant to derivative contracts and other secured funding arrangements of approximately $0.9 billion. Additionally, at that date we would have been required to post additional collateral pursuant to such arrangements of approximately $0.2 billion in the event we were to experience a downgrade of our senior debt rating of one notch and $1.8 billion in the event we were to experience a downgrade of our senior debt rating of two notches.

Contractual Obligations and Lending-Related Commitments

Contractual Obligations

In the normal course of business, we enter into various contractual obligations that may require future cash payments. The following table summarizes our contractual obligations at November 30, 2006 in total and by remaining maturity, and at November 30, 2005. Excluded from the table are a number of obligations recorded in the Consolidated Statement of Financial Condition that generally are short-term in nature, including secured financing transactions, trading liabilities, deposit liabilities at our banking subsidiaries, commercial paper and other short-term borrowings and other payables and accrued liabilities.

					Total
	Expiration per Period at November 30, 2006				Contractual Amount
			2009-	2011 and	November	November
In millions	2007	2008	2010	Later	30, 2006	30, 2005
Long-term borrowings	$—	$17,892	$21,327	$41,959	$81,178	$53,899
Operating lease obligations	176	168	316	1,054	1,714	1,715
Capital lease obligations	68	74	200	2,701	3,043	2,773
Purchasing and other obligations	383	141	94	165	783	664

For additional information about long-term borrowings, see Note 9 to the Consolidated Financial Statements. For additional information about operating and capital lease obligations, see Note 11 to the Consolidated Financial Statements. Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations with variable pricing provisions are included in the table based on the minimum contractual amounts. Certain purchase obligations contain termination or renewal provisions. The table reflects the minimum contractual amounts likely to be paid under these agreements assuming the contracts are not terminated.

Lending-Related Commitments

In the normal course of business, we enter into various lending-related commitments. In all instances, we mark to market these commitments with changes in fair value recognized in Principal transactions in the Consolidated Statement of Income. We use various hedging and funding strategies to actively manage our market, credit and liquidity exposures on these commitments. We do not believe total commitments necessarily are indicative of actual risk or funding requirements because the commitments may not be drawn or fully used and such amounts are reported before consideration of hedges. These commitments and any related drawdowns of these facilities typically have fixed maturity dates and are contingent on certain representations, warranties and contractual conditions applicable to the borrower.

Through our high grade and high yield sales, trading and underwriting activities, we make commitments to extend credit. We define high yield (non-investment grade) exposures as securities of or loans to companies rated BB+ or lower or equivalent ratings by recognized credit rating agencies, as well as non-rated securities or loans that, in management’s opinion, are non-investment grade. In addition, we make commitments to extend mortgage loans through our residential and commercial mortgage platforms in our Capital Markets business. From time to time, we may also provide contingent commitments to investment and non-investment grade counterparties related to acquisition financing. Our expectation is,

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

and our past practice has been, to distribute through loan syndications to investors substantially all the credit risk associated with these acquisition financing loans, if closed, consistent with our credit facilitation framework. We do not believe these commitments are necessarily indicative of our actual risk because the borrower may not complete a contemplated acquisition or, if the borrower completes the acquisition, often will raise funds in the capital markets instead of drawing on our commitment. In addition, we enter into secured financing commitments in our Capital Markets businesses.

Lending-related commitments at November 30, 2006 and 2005 were as follows:

						Total
	Expiration per Period at November 30, 2006					Contractual Amount
			2009-	2011-	2013 and	November	November
In millions	2007	2008	2010	2012	Later	30, 2006	30, 2005
High grade (1)	$3,424	$922	$5,931	$7,593	$75	$17,945	$14,039
High yield (2)	2,807	158	1,350	2,177	1,066	7,558	5,172
Mortgage commitments	10,728	752	500	210	56	12,246	9,417
Investment grade contingent acquisition facilities	1,918	—	—	—	—	1,918	3,915
Non-investment grade contingent acquisition facilities	12,571	195	—	—	—	12,766	4,738
Secured lending transactions, including forward starting resale and repurchase agreements	79,887	896	194	456	1,554	82,987	65,782

(1)          We view our net credit exposure for high grade commitments, after consideration of hedges, to be $4.9 billion and $5.4 billion at November 30, 2006 and 2005, respectively.

(2)          We view our net credit exposure for high yield commitments, after consideration of hedges, to be $5.9 billion and $4.4 billion at November 30, 2006 and 2005, respectively.

See Note 11 to the Consolidated Financial Statements for additional information about lending-related commitments.

Off-Balance-Sheet Arrangements

In the normal course of business we engage in a variety of off-balance-sheet arrangements, including certain derivative contracts meeting the FIN 45 definition of a guarantee that may require future payments. Other than lending-related commitments already discussed above in “Contractual Obligations and Lending-Related Commitments,” the following table summarizes our off-balance-sheet arrangements at November 30, 2006 and 2005 as follows:

						Notional/
	Expiration per Period at November 30, 2006					Maximum amount
			2009-	2011-	2013 and	November	November
In millions	2007	2008	2010	2012	Later	30, 2006	30, 2005
Derivative contracts (1)	$85,706	$71,102	$94,374	$102,505	$180,898	$534,585	$486,874
Municipal-securities-related commitments	835	35	602	77	50	1,599	4,105
Other commitments with variable interest entities	453	928	799	309	2,413	4,902	6,321
Standby letters of credit	2,380	—	—	—	—	2,380	2,608
Private equity and other principal investment commitments	462	282	294	50	—	1,088	927

(1)          We believe the fair value of these derivative contracts is a more relevant measure of the obligations because we believe the notional amount overstates the expected payout. At November 30, 2006 and 2005 the fair value of these derivative contracts approximated $9.3 billion and $8.2 billion, respectively.

In accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”), the table above includes only certain derivative

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

contracts meeting the FIN 45 definition of a guarantee. For additional information on these guarantees and other off-balance sheet arrangements, see Note 11 to the Consolidated Financial Statements.

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

In the normal course of business, we enter into derivative transactions both in a trading capacity and as an end-user. When acting in a trading capacity, we enter into derivative transactions to satisfy the financial needs of our clients and to manage our own exposure to market and credit risks resulting from our trading activities (collectively, “Trading-Related Derivative Activities”). In this capacity, we transact extensively in derivatives including interest rate, credit (both single name and portfolio), foreign exchange and equity derivatives. Additionally, in 2006 the Company increased its trading in commodity derivatives. The use of derivative products in our trading businesses is combined with transactions in cash instruments to allow for the execution of various trading strategies. Derivatives are recorded at market or fair value in the Consolidated Statement of Financial Condition on a net-by-counterparty basis when a legal right of set-off exists and are netted across products when such provisions are stated in the master netting agreement. As an end-user, we use derivative products to adjust the interest rate nature of our funding sources from fixed to floating interest rates and to change the index on which floating interest rates are based (e.g., Prime to LIBOR).

We conduct our derivative activities through a number of wholly-owned subsidiaries. Our fixed income derivative products business is principally conducted through our subsidiary Lehman Brothers Special Financing Inc., and separately capitalized “AAA” rated subsidiaries, Lehman Brothers Financial Products Inc. and Lehman Brothers Derivative Products Inc. Our equity derivative products business is conducted through Lehman Brothers Finance S.A. and Lehman Brothers OTC Derivatives Inc. Our commodity derivatives product business is conducted through Lehman Brothers Commodity Services Inc. In addition, as a global investment bank, we also are a market maker in a number of foreign currencies. Counterparties to our derivative product transactions primarily are U.S. and foreign banks, securities firms, corporations, governments and their agencies, finance companies, insurance companies, investment companies and pension funds. We manage the risks associated with derivatives on an aggregate basis, along with the risks associated with our non-derivative trading and market-making activities in cash instruments, as part of our firm wide risk management policies. We use industry standard derivative contracts whenever appropriate.

For additional information about our accounting policies and our Trading-Related Derivative Activities, see Notes 1 and 2 to the Consolidated Financial Statements.

Special Purpose Entities

In the normal course of business, we establish special purpose entities (“SPEs”), sell assets to SPEs, transact derivatives with SPEs, own securities or interests in SPEs and provide liquidity or other guarantees for SPEs. SPEs are corporations, trusts or partnerships that are established for a limited purpose. SPEs by their nature generally do not provide equity owners with significant voting powers because the SPE documents govern all material decisions. There are two types of SPEs—qualifying special purpose entities (“QSPEs”) and variable interest entities (“VIEs”). Our primary involvement with SPEs relates to securitization transactions through QSPEs, in which transferred assets are sold to an SPE that issues securities supported by the cash flows generated by the assets (i.e., securitized). A QSPE generally can be described as an entity whose permitted activities are limited to passively holding financial assets and distributing cash flows to investors based on pre-set terms. Under SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”), we do not consolidate QSPEs. Rather, we recognize only the interests in the QSPEs we continue to hold, if any. We account for such interests at fair value.

We are a market leader in mortgage (both residential and commercial) asset-backed securitizations and other structured financing arrangements. See Note 3 to the Consolidated Financial Statements for additional information about our securitization activities.

In addition, we transact extensively with VIEs which do not meet the QSPE criteria due to their permitted activities not being sufficiently limited or because the assets are not deemed qualifying financial instruments (e.g., real estate). Under Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities—an interpretation of ARB No. 51 (“FIN 46(R)”), we consolidate those VIEs where we are the

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

primary beneficiary of such entity. The primary beneficiary is the party that has either a majority of the expected losses or a majority of the expected residual returns as defined. Examples of our involvement with VIEs include collateralized debt obligations, synthetic credit transactions, real estate investments through VIEs, and other structured financing transactions. For additional information about our involvement with VIEs, see Note 3 to the Consolidated Financial Statements.

Risk Management

As a leading global investment bank, risk is an inherent part of our businesses. Global markets, by their nature, are prone to uncertainty and subject participants to a variety of risks. Risk management is considered to be of paramount importance in our day-to-day operations. Consequently, we devote significant resources (including investments in employees and technology) to the measurement, analysis and management of risk.

While risk cannot be eliminated, it can be mitigated to the greatest extent possible through a strong internal control environment. Essential in our approach to risk management is a strong internal control environment with multiple overlapping and reinforcing elements. We have developed policies and procedures to identify, measure and monitor the risks involved in our global trading, brokerage and investment banking activities. We apply analytical procedures overlaid with sound practical judgment and work proactively with the business areas before transactions occur to ensure that appropriate risk mitigants are in place.

We also seek to reduce risk through the diversification of our businesses, counterparties and activities across geographic regions. We accomplish this objective by allocating the usage of capital to each of our businesses, establishing trading limits and setting credit limits for individual counterparties. Our focus is on balancing risks and returns. We seek to obtain adequate returns from each of our businesses commensurate with the risks they assume. Nonetheless, the effectiveness of our approach to managing risks can never be completely assured. For example, unexpected large or rapid movements or disruptions in one or more markets or other unforeseen developments could have an adverse effect on the results of our operations and on our financial condition. Those events could cause losses due to adverse changes in inventory values, decreases in the liquidity of trading positions, increases in our credit exposure to clients and counterparties, and increases in general systemic risk.

Our overall risk limits and risk management policies are established by management’s Executive Committee. On a weekly basis, our Risk Committee, which consists of the Executive Committee, the Chief Risk Officer and the Chief Financial Officer, reviews all risk exposures, position concentrations and risk-taking activities. The Global Risk Management Division (the “Division”) is independent of the trading areas. The Division includes credit risk management, market risk management, quantitative risk management, sovereign risk management and operational risk management. Combining these disciplines facilitates a fully integrated approach to risk management. The Division maintains staff in each of our regional trading centers as well as in key sales offices. Risk management personnel have multiple levels of daily contact with trading staff and senior management at all levels within the Company. These interactions include reviews of trading positions and risk exposures.

Credit Risk

Credit risk represents the possibility that a counterparty or an issuer of securities or other financial instruments we hold will be unable or unwilling to honor its contractual obligations to us. Credit risk management is therefore an integral component of our overall risk management framework. The Credit Risk Management Department (the “CRM Department”) has global responsibility for implementing our overall credit risk management framework.

The CRM Department manages the credit exposures related to trading activities by approving counterparties, assigning internal risk ratings, establishing credit limits and requiring master netting agreements and collateral in appropriate circumstances. The CRM Department considers the transaction size, the duration of a transaction and the potential credit exposure for complex derivative transactions in making our credit decisions. The CRM Department is responsible for the monitoring and review of counterparty risk ratings, current credit exposures and potential credit exposures across all products and recommending valuation adjustments, when appropriate. Credit limits are reviewed periodically to ensure that they remain appropriate in light of market events or the counterparty’s financial condition.

Our Chief Risk Officer is a member of the Investment Banking Commitment, Investment, and Bridge Loan Approval Committees. Members of Credit and Market Risk Management participate in committee meetings, vetting and reviewing

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

transactions. Decisions on approving transactions not only take into account the risks of the transaction on a stand-alone basis, but they also consider our aggregate obligor risk, portfolio concentrations, reputation risk and, importantly, the impact any particular transaction under consideration would have on our overall risk appetite. Exceptional transactions and/or situations are addressed and discussed with management’s Executive Committee when appropriate.

See “Critical Accounting Policies and Estimates—Derivatives and other contractual agreements” in this MD&A and Note 2 to the Consolidated Financial Statements for additional information about net credit exposure on OTC derivative contracts.

Market Risk

Market risk represents the potential adverse change in the value of a portfolio of financial instruments due to changes in market rates, prices and volatilities. Market risk management is an essential component of our overall risk management framework. The Market Risk Management Department (the “MRM Department”) has global responsibility for developing and implementing our overall market risk management framework. To that end, it is responsible for developing the policies and procedures of the market risk management process, determining the market risk measurement methodology in conjunction with the Quantitative Risk Management Department (the “QRM Department”), monitoring, reporting and analyzing the aggregate market risk of trading exposures, administering market risk limits and the escalation process, and communicating large or unusual risks as appropriate. Market risks inherent in positions include, but are not limited to, interest rate, equity and foreign exchange exposures.

The MRM Department uses qualitative as well as quantitative information in managing trading risk, believing that a combination of the two approaches results in a more robust and complete approach to the management of trading risk. Quantitative information is derived from a variety of risk methodologies based on established statistical principles. To ensure high standards of analysis, the MRM Department has retained seasoned risk managers with the requisite experience and academic and professional credentials.

Market risk is present in both our long and short cash inventory positions (including derivatives), financing activities and contingent claim structures. Our exposure to market risk varies in accordance with the volume of client-driven market-making transactions, the size of our proprietary trading and principal investment positions and the volatility of financial instruments traded. We seek to mitigate, whenever possible, excess market risk exposures through appropriate hedging strategies.

We participate globally in interest rate, equity, foreign exchange and commercial real-estate markets and, beginning in 2005, certain commodity markets. Our Fixed Income Capital Markets business has a broadly diversified market presence in U.S. and foreign government bond trading, emerging market securities, corporate debt (investment and non-investment grade), money market instruments, mortgages and mortgage- and asset-backed securities, real estate, municipal bonds, foreign exchange, commodity and credit derivatives. Our Equities Capital Markets business facilitates domestic and foreign trading in equity instruments, indices and related derivatives.

As a global investment bank, we incur interest rate risk in the normal course of business including, but not limited to, the following ways:  We incur short-term interest rate risk in the course of facilitating the orderly flow of client transactions through the maintenance of government and other bond inventories. Market-making in corporate high-grade and high-yield instruments exposes us to additional risk due to potential variations in credit spreads. Trading in international markets exposes us to spread risk between the term structures of interest rates in different countries. Mortgages and mortgage-related securities are subject to prepayment risk.  Trading in derivatives and structured products exposes us to changes in the volatility of interest rates. We actively manage interest rate risk through the use of interest rate futures, options, swaps, forwards and offsetting cash-market instruments. Inventory holdings, concentrations and aged positions are monitored closely.

We are a significant intermediary in the global equity markets through our market making in U.S. and non—U.S. equity securities and derivatives, including common stock, convertible debt, exchange-traded and OTC equity options, equity swaps and warrants. These activities expose us to market risk as a result of equity price and volatility changes. Inventory holdings also are subject to market risk resulting from concentrations and changes in liquidity conditions that may adversely affect market valuations. Equity market risk is actively managed through the use of index futures, exchange-traded and OTC options, swaps and cash instruments.

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

We enter into foreign exchange transactions through our market-making activities, and are active in many foreign exchange markets. We are exposed to foreign exchange risk on our holdings of non-dollar assets and liabilities. We hedge our risk exposures primarily through the use of currency forwards, swaps, futures and options.

We are a significant participant in the real estate capital markets through our Global Real Estate Group, which provides capital to real estate investors in many forms, including senior debt, mezzanine financing and equity capital. We also sponsor and manage real estate investment funds for third party investors and make direct investments in these funds. We actively manage our exposures via commercial mortgage securitizations, loan and equity syndications, and we hedge our interest rate and credit risks primarily through swaps, treasuries, and derivatives, including those linked to collateralized mortgage-backed securities (“CMBS”) indices.

We are exposed to both physical and financial risk with respect to energy commodities, including electricity, oil and natural gas, through proprietary trading as well as from client-related trading activities. In addition, our structured products business offers investors structures on indices and customized commodity baskets, including energy, metals and agricultural markets. Risks are actively managed with exchange traded futures, swaps, OTC swaps and options. We also actively price and manage counterparty credit risk in the CDS markets.

Operational Risk

Operational risk is the risk of loss resulting from inadequate or failed internal processes, people and systems, or from external events. We face operational risk arising from mistakes made in the execution, confirmation or settlement of transactions or from transactions not being properly recorded, evaluated or accounted. Our businesses are highly dependent on our ability to process, on a daily basis, a large number of transactions across numerous and diverse markets in many currencies, and these transactions have become increasingly complex. Consequently, we rely heavily on our financial, accounting and other data processing systems. In recent years, we have substantially upgraded and expanded the capabilities of our data processing systems and other operating technology, and we expect that we will need to continue to upgrade and expand in the future to avoid disruption of, or constraints on, our operations.

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

Reputational Risk

We recognize that maintaining our reputation among clients, investors, regulators and the general public is important. Maintaining our reputation depends on a large number of factors, including the selection of our clients and the conduct of our business activities. We seek to maintain our reputation by screening potential clients and by conducting our business activities in accordance with high ethical standards.

Potential clients are screened through a multi-step process that begins with the individual business units and product groups. In screening clients, these groups undertake a comprehensive review of the client and its background and the potential transaction to determine, among other things, whether they pose any risks to our reputation. Potential transactions are screened by independent committees in the Firm, which are composed of senior members from various corporate divisions of the Company including members of the Global Risk Management Division. These committees review the nature of the client and its business, the due diligence conducted by the business units and product groups and the proposed terms of the transaction to determine overall acceptability of the proposed transaction. In so doing, the committees evaluate the appropriateness of the transaction, including a consideration of ethical and social responsibility issues and the potential effect of the transaction on our reputation.

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Value-At-Risk

Value-at-risk (“VaR”) is an estimate of the amount of mark-to-market loss that could be incurred, with a specified confidence level, over a given time period.  The table below shows our end-of-day historical simulation VaR for our financial instrument inventory positions, estimated at a 95% confidence level over a one-day time horizon. This means that there is a 1 in 20 chance that daily trading net revenues losses on a particular day would exceed the reported VaR.

The historical simulation approach involves constructing a distribution of hypothetical daily changes in the value of our positions based on market risk factors embedded in the current portfolio and historical observations of daily changes in these factors. Our method uses four years of historical data weighted to give greater impact to more recent time periods in simulating potential changes in market risk factors. Because there is no uniform industry methodology for estimating VaR, different assumptions concerning the number of risk factors and the length of the time series of historical simulation of daily changes in these risk factors as well as different methodologies could produce materially different results and therefore caution should be used when comparing such risk measures across firms. We believe our methods and assumptions used in these calculations are reasonable and prudent.

It is implicit in a historical simulation VaR methodology that positions will have offsetting risk characteristics, referred to as diversification benefit.  We measure the diversification benefit within our portfolio by historically simulating how the positions in our current portfolio would have behaved in relation to each other (as opposed to using a static estimate of a diversification benefit, which remains relatively constant from period to period).  Thus, from time to time there will be changes in our historical simulation VaR due to changes in the diversification benefit across our portfolio of financial instruments.

VaR measures have inherent limitations including: historical market conditions and historical changes in market risk factors may not be accurate predictors of future market conditions or future market risk factors; VaR measurements are based on current positions, while future risk depends on future positions; VaR based on a one day measurement period does not fully capture the market risk of positions that cannot be liquidated or hedged within one day. VaR is not intended to capture worst case scenario losses and we could incur losses greater than the VaR amounts reported.

Value-at-Risk – Historical Simulation

	At November 30,		Average		2006
In millions	2006	2005	2006	2005	High	Low
Interest rate and commodity risk	$48	$31	$35	$33	$64	$23
Equity price risk	20	17	19	15	31	11
Foreign exchange risk	5	3	5	3	7	2
Diversification benefit	(19)	(13)	(17)	(12)
	$54	$38	$42	$39	$74	$29

Average historical simulation VaR was $42 million for 2006, up from $39 million in 2005 reflecting the increased scale of our fixed income and equities capital markets businesses. Historical simulation VaR was $54 million at November 30, 2006, up from $38 million at November 30, 2005 primarily attributable to higher interest rate risk, due in part to a lower diversification benefit across fixed income products. The increase in historical simulation VaR to $54 million at November 30, 2006 from $42 million on average in 2006 is also reflective of the growth in the Company’s business activities throughout the year, including proprietary and principal investing activities.

As part of our risk management control processes, we monitor daily trading net revenues compared with reported historical simulation VaR as of the end of the prior business day. During 2006, there was 1 day when our daily net trading loss exceeded our historical simulation VaR (measured at the close of the previous business day).

Other Measures of Risk

We utilize a number of risk measurement methods and tools as part of our risk management process.  One risk measure that we utilize is a comprehensive risk measurement framework that aggregates VaR, event and counterparty risks.  Event risk measures the potential losses beyond those measured in market risk such as losses associated with a downgrade for high quality bonds, defaults of high yield bonds and loans, dividend risk for equity derivatives, deal break risk for merger arbitrage positions, defaults for sub-prime mortgage loans and property value losses on real estate

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

investments. Utilizing this broad risk measure, our average risk for 2006 increased compared with 2005, in part due to increased event risk associated with our real estate and credit positions, as well as the increase in our historical simulation VaR.

We also use stress testing to evaluate risks associated with our real estate portfolios which are non-financial assets and therefore not captured in VaR. As of November 30, 2006, we had approximately $9.4 billion of real estate investments, however our net investment at risk was limited to $5.9 billion as a significant portion of these assets have been financed on a non-recourse basis. As of November 30, 2006 we estimate that a hypothetical 10% decline in the underlying property values associated with these investments would result in a net revenue loss of approximately $270 million.

Revenue Volatility

The overall effectiveness of our risk management practices can be evaluated on a broader perspective when analyzing the distribution of daily net trading revenues over time. We consider net trading revenue volatility over time to be a comprehensive evaluator of our overall risk management practices because it incorporates the results of virtually all of our trading activities and types of risk including market, credit and event risks. Substantially all of the Company’s positions are marked-to-market daily with changes recorded in net revenues. As discussed throughout this MD&A, we seek to reduce risk through the diversification of our businesses and a focus on client-flow activities along with selective proprietary and principal investing activities. This diversification and focus, combined with our risk management controls and processes, helps mitigate the net revenue volatility inherent in our trading activities.

The following table shows a measure of daily net trading revenue volatility, utilizing actual daily net trading revenues over the previous rolling 250 trading days at a 95% confidence level. This measure represents the loss relative to the median actual daily trading net revenues over the previous rolling 250 trading days, measured at a 95% confidence level.  This means there is a 1-in-20 chance that actual daily net trading revenues declined by an amount in excess of the reported revenue volatility measure.

	At November 30,		Average		2006
In millions	2006	2005	2006	2005	High	Low
Interest rate and commodity risk	$28	$24	$25	$24	$29	$23
Equity price risk	24	14	19	12	24	14
Foreign exchange risk	5	3	3	2	5	2
Diversification benefit	(20)	(5)	(12)	(7)
	$37	$36	$35	$31	$38	$34

Average net trading revenue volatility measured in this manner increased to $35 million in 2006 up from $31 million in 2005, primarily due to the growth in our businesses.

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following chart sets forth the frequency distribution for daily net revenues for our Capital Markets and Investment Management business segments (excluding asset management fees) for the years ended November 30, 2006 and 2005:

Distribution of Daily Trading Net Revenues

In both 2006 and 2005, daily trading net revenues did not exceed losses of $60 million on any single day.

Critical Accounting Policies and Estimates

Generally accepted accounting principles require management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes to Consolidated Financial Statements. Critical accounting policies are those policies that require management to make significant judgments, assumptions, or estimates. The determination of fair value is our most critical accounting policy and is fundamental to our reported financial condition and results of operations. Fair value is the amount at which an instrument could be exchanged between willing parties in a current transaction, other than in a forced liquidation or sale. Management estimates are required in determining the fair value of certain inventory positions, particularly OTC derivatives, certain commercial mortgage loans and investments in real estate, certain non-performing loans and high yield positions, private equity investments, and non-investment grade interests in securitizations.

Other critical accounting policies include: accounting for business acquisitions, including the determination of fair value of assets and liabilities acquired and the allocation of the cost of acquired businesses to identifiable intangible assets and goodwill; and accounting for our involvement with SPEs.

Management estimates are also important in assessing the realizability of deferred tax assets, the fair value of equity-based compensation awards and provisions associated with litigation, regulatory, and tax proceedings. Management believes the estimates used in preparing the financial statements are reasonable and prudent. Actual results could differ from these estimates.

The following is a summary of our critical accounting policies and estimates. See Note 1 to the Consolidated Financial Statements for a full description of these and other accounting policies.

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Fair Value

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

When evaluating the extent to which estimates may be required in determining the fair values of assets and liabilities reflected in our financial statements, we believe it is useful to analyze the balance sheet as shown in the following table:

Summary Balance Sheet

In millions	November 30, 2006
Assets
Financial instruments and other inventory positions owned	$226,596	45%
Securities received as collateral	6,099	1
Collateralized agreements	219,057	43
Cash, receivables and PP&E	43,318	9
Other assets	5,113	1
Identifiable intangible assets and goodwill	3,362	1
Total assets	$503,545	100%
Liabilities and Equity
Short-term borrowings and current portion of long-term borrowings	$20,638	4%
Financial instruments and other inventory positions sold but not yet purchased	125,960	25
Obligation to return securities received as collateral	6,099	1
Collateralized financing	170,458	34
Payables and other accrued liabilities	58,609	12
Deposits at banks	21,412	4
Total long-term capital (1)	100,369	20
Total liabilities and equity	$503,545	100%

(1)          Long-term capital includes long-term borrowings (excluding borrowings with remaining maturities within one year of the financial statement date) and total stockholders’ equity.  We believe total long-term capital is useful to investors as a measure of our financial strength.

The majority of our assets and liabilities are recorded at amounts for which significant management estimates are not used. The following balance sheet categories, comprising 52% of total assets and 74% of total liabilities and equity, are valued either at historical cost or at contract value (including accrued interest) which, by their nature, do not require the use of significant estimates: Collateralized agreements, Cash, receivables and PP&E, Short-term borrowings and the current portion of long-term borrowings, Deposits, Collateralized financing, Payables and other accrued liabilities and Total long-term capital. Securities received as collateral and Obligation to return securities received as collateral are recorded at fair value, but due to their offsetting nature do not result in fair value estimates affecting the Consolidated Statement of Income. Financial instruments and other inventory positions owned and Financial instruments and other inventory positions sold but not yet purchased (long and short inventory positions, respectively) are recorded at market or fair value, the components of which may require, to varying degrees, the use of estimates in determining fair value.

When evaluating the extent to which management estimates may be used in determining the fair value for long and short inventory, we believe it is useful to consider separately derivatives and cash instruments.

Derivatives and other contractual agreements. The fair values of derivative assets and liabilities at November 30, 2006 were $22.7 billion and $18.0 billion, respectively (See Note 2 to the Consolidated Financial Statements). Included within these amounts were exchange-traded derivative assets and liabilities of $3.2 billion and $2.8 billion, respectively, for which fair value is determined based on quoted market prices. The fair values of our OTC derivative assets and liabilities at November 30, 2006 were $19.5 billion and $15.2 billion, respectively. With respect to OTC contracts, we view our net credit exposure to be $15.6 billion at November 30, 2006, representing the fair value of OTC contracts in a net receivable position after consideration of collateral.

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth the fair value of OTC derivatives by contract type and by remaining contractual maturity:

Fair Value of OTC Derivative Contracts by Maturity

					Cross
					Maturity,
					Cross
					Product
	Less			Greater	and Cash		Net
In millions	than	1 to 5	5 to 10	than 10	Collateral	OTC	Credit
November 30, 2006	1 Year	Years	Years	Years	Netting (1)	Derivatives	Exposure
Assets
Interest rate, currency and credit
default swaps and options	$1,514	$7,332	$10,121	$8,792	$(19,125)	$8,634	$8,848
Foreign exchange forward
contracts and options	2,560	472	62	43	(1,345)	1,792	1,049
Other fixed income securities
contracts(2)	4,305	3	—	—	—	4,308	3,856
Equity contracts	3,142	2,741	870	362	(2,377)	4,738	1,854
	$11,521	$10,548	$11,053	$9,197	$(22,847)	$19,472	$15,607
Liabilities
Interest rate, currency and credit
default swaps and options	$2,262	$5,481	$5,012	$6,656	$(13,720)	$5,691
Foreign exchange forward
contracts and options	3,204	883	240	33	(2,215)	2,145
Other fixed income securities
contracts(2)	2,596	8	—	—	—	2,604
Equity contracts	3,375	3,736	1,377	260	(4,003)	4,745
	$11,437	$10,108	$6,629	$6,949	$(19,938)	$15,185

(1)          Cross-maturity netting represents the netting of receivable balances with payable balances for the same counterparty across maturity and product categories. Receivable and payable balances with the same counterparty in the same maturity category are netted within the maturity category when appropriate. Cash collateral received or paid is netted on a counterparty basis, provided legal right of offset exists. Assets and liabilities at November 30, 2006 were netted down for cash collateral of approximately $11.1 billion and $8.2 billion, respectively.

(2)       Includes commodity derivatives assets of $268 million and liabilities of $277 million.

Presented below is an analysis of net credit exposure at November 30, 2006 for OTC contracts based on actual ratings made by external rating agencies or by equivalent ratings established and used by our Credit Risk Management Department.

Net Credit Exposure

		Less			Greater
Counterparty	S&P/Moody’s	than	1 to 5	5 to 10	than	Total
Risk Rating	Equivalent	1 Year	Years	Years	10 Years	2006	2005
iAAA	AAA/Aaa	5%	3%	3%	3%	14%	19%
iAA	AA/Aa	16	10	5	8	39	29
iA	A/A	14	5	5	7	31	32
iBBB	BBB/Baa	4	2	1	4	11	15
iBB	BB/Ba	2	1	1	—	4	3
iB or lower	B/B1 or lower	—	1	—	—	1	2
		41%	22%	15%	22%	100%	100%

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The majority of our OTC derivatives are transacted in liquid trading markets for which fair value is determined using pricing models with readily observable market inputs. Where we cannot verify all of the significant model inputs to observable market data, we value the derivative at the transaction price at inception, and consequently, do not record a day one gain or loss in accordance with Emerging Issues Task Force (“EITF”) No. 02-3, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved In Energy Trading and Risk Management Activities (EITF 02-3). Subsequent to the transaction date, we recognize any profits deferred on these derivative transactions at inception in the period in which the significant model inputs become observable. See Note 1 to the Consolidated Financial Statements for a full description of these and other accounting policies. Examples of derivatives where fair value is determined using pricing models with readily observable market inputs include interest rate swap contracts, to-be-announced transactions (TBAs), foreign exchange forward and option contracts in G-7 currencies and equity swap and option contracts on listed securities. However, the determination of fair value of certain complex, less liquid derivatives requires the use of significant estimates as they often combine one or more product types, requiring additional inputs, such as correlations and volatilities. Such derivatives include certain credit derivatives, equity option contracts with terms greater than five years, and certain other complex derivatives we provide to clients. We strive to limit the use of significant estimates by using consistent pricing assumptions between reporting periods and using observed market data for model inputs whenever possible. As the market for complex products develops, we refine our pricing models based on market experience to use the most current indicators of fair value.

Cash instruments. The majority of our non-derivative long and short inventory (i.e., cash instruments) is recorded at market value based on listed market prices or using third-party broker quotes and therefore does not incorporate significant estimates. Examples of inventory valued in this manner include government securities, agency mortgage-backed securities, listed equities, money market instruments, municipal securities and corporate bonds. However, in certain instances we may deem such quotations to be unrealizable (e.g., when the instruments are thinly traded or when we hold a substantial block of a particular security such that the listed price is not readily realizable). In such instances, we determine fair value based on, among other factors, management’s best estimate giving appropriate consideration to reported prices and the extent of public trading in similar securities, the discount from the listed price associated with the cost at date of acquisition and the size of the position held in relation to the liquidity in the market. When the size of our holding of a listed security is likely to impair our ability to realize the quoted market price, we record the position at a discount to the quoted price, reflecting our best estimate of fair value.

When quoted prices are not available, fair value is determined based on pricing models or other valuation techniques, including the use of implied pricing from similar instruments. Pricing models typically are used to derive fair value based on the net present value of estimated future cash flows including adjustments, when appropriate, for liquidity, credit and/or other factors. For the vast majority of instruments valued through pricing models, significant estimates are not required because the market inputs to such models are readily observable and liquid trading markets provide clear evidence to support the valuations derived from such pricing models. Examples of inventory valued using pricing models or other valuation techniques for which the use of management estimates are necessary include certain commercial mortgage loans investments in real estate, non-performing loans and certain high yield positions, private equity investments, and non-investment grade retained interests.

Mortgages, mortgage-backed and real estate inventory positions. Mortgages and mortgage-backed positions include mortgage loans (both residential and commercial), and non-agency mortgage-backed securities. We are a market leader in mortgage-backed securities trading. We originate residential and commercial mortgage loans as part of our mortgage trading and securitization activities. We securitized approximately $146 billion and $133 billion of residential mortgage loans in 2006 and 2005, respectively, including both originated loans and those we acquired in the secondary market. We originated approximately $60 billion and $85 billion of residential mortgage loans in 2006 and 2005, respectively. In addition, we originated approximately $34 billion and $27 billion of commercial mortgage loans in 2006 and 2005, respectively, the majority of which has been sold through securitization or syndicate activities. See Note 3 to the Consolidated Financial Statements for additional information about our securitization activities. We record mortgage loans at fair value, with related mark-to-market gains and losses recognized in Principal transactions in the Consolidated Statement of Income.

Management estimates are generally not required in determining the fair value of residential mortgage loans because these positions are securitized frequently. Certain commercial mortgage loans and investments, due to their less liquid nature, may require management estimates in determining fair value. Fair value for these positions is generally based on analyses of both cash flow projections and underlying property values. We use independent appraisals to support our assessment of the property in determining fair value for these positions. Fair value for approximately

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

$4.3 billion and $3.6 billion at November 30, 2006 and 2005, respectively, of our total mortgage loan inventory is determined using the above valuation methodologies, which may involve the use of significant estimates. Because a portion of these assets have been financed on a non-recourse basis, our net investment position is limited to $3.9 billion and $3.5 billion at November 30, 2006 and 2005, respectively.

We invest in real estate through direct investments in equity and debt. We record real estate held for sale at the lower of cost or fair value. The assessment of fair value generally requires the use of management estimates and generally is based on property appraisals provided by third parties and also incorporates an analysis of the related property cash flow projections. We had real estate investments of approximately $9.4 billion and $7.9 billion at November 30, 2006 and 2005, respectively. Because significant portions of these assets have been financed on a non-recourse basis, our net investment position was limited to $5.9 billion and $4.8 billion at November 30, 2006 and 2005, respectively.

High yield instruments. We underwrite, syndicate, invest in and make markets in high yield corporate debt securities and loans. For purposes of this discussion, high yield instruments are defined as securities of or loans to companies rated BB+ or lower or equivalent ratings by recognized credit rating agencies, as well as non-rated securities or loans that, in management’s opinion, are non-investment grade. High yield debt instruments generally involve greater risks than investment grade instruments and loans due to the issuer’s creditworthiness and the lower liquidity of the market for such instruments. In addition, these issuers generally have relatively higher levels of indebtedness resulting in an increased sensitivity to adverse economic conditions. We seek to reduce these risks through active hedging strategies and through the diversification of our products and counterparties.

High yield instruments are carried at fair value, with unrealized gains and losses reflected in Principal transactions in the Consolidated Statement of Income. Our high yield instruments at November 30, 2006 and November 30, 2005 were as follows:

In millions
Year ended November 30	2006	2005
Bonds and loans in liquid trading markets	$11,481	$4,617
Loans held awaiting securitization and/or syndication(1)	4,132	759
Loans and bonds with little or no pricing transparency	316	611
High yield instruments	15,929	5,987
Credit risk hedges(2)	(3,111)	(1,473)
High yield position, net	$12,818	$4,514

(1)          Loans held awaiting securitization and/or syndication primarily represent warehouse lending activities for collateralized loan obligations.

(2)          Credit risk hedges represent financial instruments with offsetting risk to the same underlying counterparty, but exclude other credit and market risk mitigants which are highly correlated, such as index, basket and/or sector hedges.

At November 30, 2006 and November 30, 2005, the largest industry concentrations were 20% and 22%, respectively, categorized within the finance and insurance industry classifications. The largest geographic concentrations at November 30, 2006 and November 30, 2005 were 53% and 65%, respectively, in the United States. We mitigate our aggregate and single-issuer net exposure through the use of derivatives, non-recourse financing and other financial instruments.

Non-performing loans. We purchase non-performing loans in the secondary markets, primarily for the purpose of restructuring in order to sell or securitize at a profit. Non-performing loans are carried at fair value, with unrealized gains and losses reflected in Principal transactions in the Consolidated Statement of Income. Non-performing loans at November 30, 2006 and November 30, 2005 were approximately $1.4 billion and $900 million, respectively.

Private equity and other principal investments. Our Private Equity business operates in five major asset classes: Merchant Banking, Real Estate, Venture Capital, Credit-Related Investments and Private Funds Investments. We have raised privately-placed funds in all of these classes, for which we act as general partner and in which we have general and in many cases limited partner interests. In addition, we generally co-invest in the investments made by the funds or may make other non-fund-related direct investments. At November 30, 2006 and 2005, our private equity related investments totaled $2.1 billion and $1.1 billion, respectively. The real estate industry represented the highest

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

concentrations at 30% and 38% at November 30, 2006 and 2005, respectively, and the largest single-investment was $80 million and $40 million, at those respective dates.

When we hold at least 3% of a limited partnership interest, we account for that interest under the equity method. We carry all other private equity investments at fair value based on our assessment of each underlying investment, incorporating valuations that consider expected cash flows, earnings multiples and/or comparisons to similar market transactions among other factors. Valuation adjustments, which usually involve the use of significant management estimates, are an integral part of pricing these instruments, reflecting consideration of credit quality, concentration risk, sale restrictions and other liquidity factors. Additional information about our private equity and other principal investment activities, including related commitments, can be found in Note 11 to the Consolidated Financial Statements.

Non-investment grade interests in securitizations. We held approximately $2.0 billion and $0.7 billion of non-investment grade retained interests at November 30, 2006 and 2005, respectively. Because these interests primarily represent the junior interests in securitizations for which there are not active trading markets, estimates generally are required in determining fair value. We value these instruments using prudent estimates of expected cash flows and consider the valuation of similar transactions in the market. In addition, we utilize derivatives to actively hedge a significant portion of the risk related to these interests to limit our exposure. See Note 3 to the Consolidated Financial Statements for additional information about the effect of adverse changes in assumptions on the fair value of these interests.

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

SPEs

The Company is a market leader in securitization transactions, including securitizations of residential and commercial loans, municipal bonds and other asset backed transactions. The majority of our securitization transactions are designed to be in conformity with the SFAS 140 requirements of a QSPE. Securitization transactions meeting the requirements of a QSPE are off-balance-sheet.  The assessment of whether a securitization vehicle meets the accounting requirements of a QSPE requires significant judgment, particularly in evaluating whether servicing agreements meet the conditions of permitted activities under SFAS 140 and whether or not derivatives are considered to be passive.

In addition, the evaluation of whether an entity is subject to the requirements of FIN 46(R) as a variable interest entity (“VIE”) and the determination of whether the Company is the primary beneficiary of such VIE is a critical accounting policy that requires significant management judgment.

Legal, Regulatory and Tax Proceedings

In the normal course of business we have been named as a defendant in a number of lawsuits and other legal and regulatory proceedings. Such proceedings include actions brought against us and others with respect to transactions in which we acted as an underwriter or financial advisor, actions arising out of our activities as a broker or dealer in securities and commodities and actions brought on behalf of various classes of claimants against many securities firms, including us. In addition, our business activities are reviewed by various taxing authorities around the world with regard to corporate income tax rules and regulations. We provide for potential losses that may arise out of legal, regulatory and tax proceedings to the extent such losses are probable and can be estimated. See Note 11 of the Notes to Consolidated Financial Statements for additional information.

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

Accounting and Regulatory Developments

SFAS 158. In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”). SFAS 158 requires an employer to recognize the over- or under-funded status of its defined benefit postretirement plans as an asset or liability in its Consolidated Statement of Financial Condition, measured as the difference between the fair value of the plan assets and the benefit obligation. For pension plans the benefit obligation is the projected benefit obligation; for other postretirement plans the benefit obligation is the accumulated postretirement obligation. Upon adoption, SFAS 158 requires an employer to recognize previously unrecognized actuarial gains and losses and prior service costs within Accumulated other comprehensive income (net of tax), a component of Stockholders’ equity.

SFAS 158 is effective for our fiscal year ending November 30, 2007. Had we adopted SFAS 158 at November 30, 2006, we would have reduced Accumulated other comprehensive income (net of tax) by approximately $380 million, and recognized a pension asset of approximately $60 million for our funded pension plans and a liability of approximately $160 million for our unfunded pension and postretirement plans. However, the actual impact of adopting SFAS 158 will depend on the fair value of plan assets and the amount of the benefit obligation measured as of November 30, 2007.

SFAS 157. In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about instruments carried at fair value, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 nullifies the guidance in EITF 02-3, which precluded the recognition of a trading profit at the inception of a derivative contract, unless the fair value of such derivative was obtained from a quoted market price or other valuation technique incorporating observable market data. SFAS 157 also precludes the use of a liquidity or block discount when measuring instruments traded in an active market at fair value. SFAS 157 requires costs related to acquiring financial instruments carried at fair value to be included in earnings and not capitalized as part of the basis of the instrument. SFAS 157 also clarifies that an issuer’s credit standing should be considered when measuring liabilities at fair value.

SFAS 157 is effective for our 2008 fiscal year, with earlier application permitted for our 2007 fiscal year. SFAS 157 must be applied prospectively, except that the difference between the carrying amount and fair value of (i) a financial instrument that was traded in an active market that was measured at fair value using a block discount and (ii) a stand-alone derivative or a hybrid instrument measured using the guidance in EITF 02-3 on recognition of a trading profit at the inception of a derivative, is to be applied as a cumulative-effect adjustment to opening retained earnings on the date we initially apply SFAS 157.

We intend to adopt SFAS 157 in fiscal 2007. Upon adoption we expect to recognize an after-tax increase to opening retained earnings as of December 1, 2006 of approximately $70 million.

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

We elected to early adopt SFAS 156 and to measure all classes of servicing assets and liabilities at fair value beginning in our 2006 fiscal year. Servicing assets and liabilities at November 30, 2005 and all periods prior were accounted for at the lower of amortized cost or market value.  As a result of adopting SFAS 156, we recognized an $18 million after-tax ($33 million pre-tax) increase to opening retained earnings in our 2006 fiscal year, representing the effect of remeasuring all servicing assets and liabilities that existed at November 30, 2005 from the lower of amortized cost or market value to fair value.

See Note 3 to the Consolidated Financial Statements, “Securitizations and Other Off-Balance-Sheet Arrangements,” for additional information.

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

SFAS 155. We issue structured notes (also referred to as hybrid instruments) for which the interest rates or principal payments are linked to the performance of an underlying measure (including single securities, baskets of securities, commodities, currencies, or credit events). Through November 30, 2005, we assessed the payment components of these instruments to determine if the embedded derivative required separate accounting under SFAS 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), and if so, the embedded derivative was bifurcated from the host debt instrument and accounted for at fair value and reported in long-term borrowings along with the related host debt instrument which was accounted for on an amortized cost basis.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS 155”). SFAS 155 permits fair value measurement of any structured note that contains an embedded derivative that would require bifurcation under SFAS 133. Such fair value measurement election is permitted on an instrument-by-instrument basis.  We elected to early adopt SFAS 155 as of the beginning of our 2006 fiscal year and we applied SFAS 155 fair value measurements to all eligible structured notes issued after November 30, 2005 as well as to certain eligible structured notes that existed at November 30, 2005.  The effect of adoption resulted in a $24 million after-tax ($43 million pre-tax) decrease to opening retained earnings as of the beginning of our 2006 fiscal year, representing the difference between the fair value of these structured notes and the prior carrying value as of November 30, 2005. The net after-tax adjustment included structured notes with gross gains of $18 million ($32 million pre-tax) and gross losses of $42 million ($75 million pre-tax).

SFAS 123(R). In December 2004, the FASB issued SFAS 123(R), which we adopted as of the beginning of our 2006 fiscal year. SFAS 123(R) requires public companies to recognize expense in the income statement for the grant-date fair value of awards of equity instruments to employees. Expense is to be recognized over the period employees are required to provide service.

SFAS 123(R) clarifies and expands the guidance in SFAS 123 in several areas, including how to measure fair value and how to attribute compensation cost to reporting periods. Under the modified prospective transition method applied in the adoption of SFAS 123(R), compensation cost is recognized for the unamortized portion of outstanding awards granted prior to the adoption of SFAS 123. Upon adoption of SFAS 123(R), we recognized an after-tax gain of approximately $47 million as the cumulative effect of a change in accounting principle attributable to the requirement to estimate forfeitures at the date of grant instead of recognizing them as incurred.

See “Share-Based Compensation” above and Note 15, “Share-Based Employee Incentive Plans,” for additional information.

EITF Issue No. 04-5. In June 2005, the FASB ratified the consensus reached in EITF Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-5”), which requires general partners (or managing members in the case of limited liability companies) to consolidate their partnerships or to provide limited partners with substantive rights to remove the general partner or to terminate the partnership. As the general partner of numerous private equity and asset management partnerships, we adopted EITF 04-5 immediately for partnerships formed or modified after June 29, 2005. For partnerships formed on or before June 29, 2005 that have not been modified, we are required to adopt EITF 04-5 as of the beginning of our 2007 fiscal year. The adoption of EITF 04-5 will not have a material effect on our Consolidated Financial Statements.

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

We adopted FSP FIN 46(R)-6 on September 1, 2006 and applied it prospectively to all entities in which we first became involved after that date. Adoption of FSP FIN 46(R)-6 did not have a material effect on our Consolidated Financial Statements.

FIN 48. In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position must meet to be recognized in the financial statements. FIN 48 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

interim periods, disclosure and transition. We must adopt FIN 48 as of the beginning of our 2008 fiscal year. Early application is permitted as of the beginning of our 2007 fiscal year.

We intend to adopt FIN 48 on December 1, 2007. We are evaluating the effect of adopting FIN 48 on our Consolidated Financial Statements.

SAB 108. In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 specifies how the carryover or reversal of prior-year unrecorded financial statement misstatements should be considered in quantifying a current-year misstatement. SAB 108 requires an approach that considers the amount by which the current-year Consolidated Statement of Income is misstated (“rollover approach”) and an approach that considers the cumulative amount by which the current-year Consolidated Statement of Financial Condition is misstated (“iron-curtain approach”). Prior to the issuance of SAB 108, either the rollover or iron-curtain approach was acceptable for assessing the materiality of financial statement misstatements.

SAB 108 became effective for our fiscal year ended November 30, 2006. Upon adoption, SAB 108 allowed a cumulative-effect adjustment to opening retained earnings at December 1, 2005 for prior-year misstatements that were not material under a prior approach but that were material under the SAB 108 approach. Adoption of SAB 108 did not affect our Consolidated Financial Statements.

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

As of December 1, 2005, Holdings became regulated by the SEC as a CSE. As such, Holdings is subject to group-wide supervision and examination by the SEC and, accordingly, we are subject to minimum capital requirements on a consolidated basis. LBI is approved to calculate its net capital under provisions as specified by the applicable SEC rules. At November 30, 2006, we were in compliance with minimum capital requirements.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management” in Part II, Item 7, of this Report is incorporated herein by reference.

LEHMAN BROTHERS HOLDINGS INC.

ITEM 8.                                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a)       Financial Statements

(b)                     Condensed unconsolidated financial information of Holdings and notes thereto are set forth in Schedule I beginning on Page F-2 of this Report and are incorporated herein by reference.  Holdings has issued a full and unconditional guarantee of certain outstanding and future debt securities of its wholly-owned subsidiary, Lehman Brothers Inc. Condensed consolidating financial information pursuant to Rule 3-10(c) of Regulation S-X is set forth in Note 8 of the notes to such condensed unconsolidated financial information in Schedule I.

Management’s Assessment of Internal Control over Financial Reporting

The management of Lehman Brothers Holdings Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the reliability of financial reporting and the preparation of published financial statements in accordance with generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of November 30, 2006. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment we believe that, as of November 30, 2006, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm that audited the accompanying Consolidated Financial Statements has issued an attestation report on our assessment of the Company’s internal control over financial reporting. Their report appears on the following page.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Lehman Brothers Holdings Inc.

We have audited management’s assessment, included in the accompanying Management’s Assessment of Internal Control over Financial Reporting, that Lehman Brothers Holdings Inc. (the “Company”) maintained effective internal control over financial reporting as of November 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of November 30, 2006, is fairly stated, in all material respects, based on the COSO criteria.  Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of the Company as of November 30, 2006 and 2005 and the related consolidated financial statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended November 30, 2006 of the Company and our report dated February 13, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

February 13, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Lehman Brothers Holdings Inc.

We have audited the accompanying consolidated statement of financial condition of Lehman Brothers Holdings Inc. (the “Company”) as of November 30, 2006 and 2005, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended November 30, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at November 30, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended November 30, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of November 30, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 13, 2007 expressed an unqualified opinion thereon.

/s/Ernst & Young LLP

New York, New York

February 13, 2007

LEHMAN BROTHERS HOLDINGS INC.

Consolidated Statement of Income

In millions, except per share data
Year ended November 30	2006	2005	2004
Revenues
Principal transactions	$9,802	$7,811	$5,699
Investment banking	3,160	2,894	2,188
Commissions	2,050	1,728	1,537
Interest and dividends	30,284	19,043	11,032
Asset management and other	1,413	944	794
Total revenues	46,709	32,420	21,250
Interest expense	29,126	17,790	9,674
Net revenues	17,583	14,630	11,576
Non-Interest Expenses
Compensation and benefits	8,669	7,213	5,730
Technology and communications	974	834	764
Brokerage, clearance and distribution fees	629	548	488
Occupancy	539	490	421
Professional fees	364	282	252
Business development	301	234	211
Other	202	200	192
Total non-personnel expenses	3,009	2,588	2,328
Total non-interest expenses	11,678	9,801	8,058
Income before taxes and cumulative effect of accounting change	5,905	4,829	3,518
Provision for income taxes	1,945	1,569	1,125
Dividends on trust preferred securities	—	—	24
Income before cumulative effect of accounting change	3,960	3,260	2,369
Cumulative effect of accounting change	47	—	—
Net income	$4,007	$3,260	$2,369
Net income applicable to common stock	$3,941	$3,191	$2,297

Earnings per basic share:
Before cumulative effect of accounting change	$7.17	$5.74	$4.18
Cumulative effect of accounting change	0.09	—	—
Earnings per basic share	$7.26	$5.74	$4.18

Earnings per diluted share:
Before cumulative effect of accounting change	$6.73	$5.43	$3.95
Cumulative effect of accounting change	0.08	—	—
Earnings per diluted share	$6.81	$5.43	$3.95

Dividends paid per common share	$0.48	$0.40	$0.32

See Notes to Consolidated Financial Statements.

LEHMAN BROTHERS HOLDINGS INC.

Consolidated Statement of Financial Condition

In millions
November 30	2006	2005
Assets

Cash and cash equivalents	$5,987	$4,900

Cash and securities segregated and on deposit for regulatory and other purposes	6,091	5,744

Financial instruments and other inventory positions owned: (includes $42,600 in 2006 and $36,369 in 2005 pledged as collateral)	226,596	177,438

Securities received as collateral	6,099	4,975

Collateralized agreements:

Securities purchased under agreements to resell	117,490	106,209

Securities borrowed	101,567	78,455

Receivables:

Brokers, dealers and clearing organizations	7,449	7,454

Customers	18,470	12,887

Others	2,052	1,302

Property, equipment and leasehold improvements (net of accumulated depreciation and amortization of $1,925 in 2006 and $1,448 in 2005)	3,269	2,885

Other assets	5,113	4,558

Identifiable intangible assets and goodwill (net of accumulated amortization of $293 in 2006 and $257 in 2005)	3,362	3,256
Total assets	$503,545	$410,063

See Notes to Consolidated Financial Statements.

LEHMAN BROTHERS HOLDINGS INC.

Consolidated Statement of Financial Condition—(Continued)

In millions, except share data
November 30	2006	2005
Liabilities and Stockholders’ Equity
Short-term borrowings and current portion of long-term borrowings (including $3,783 in 2006 and $0 in 2005 at fair value)	$20,638	$11,351
Financial instruments and other inventory positions sold but not yet purchased	125,960	110,577
Obligation to return securities received as collateral	6,099	4,975
Collateralized financings:
Securities sold under agreements to repurchase	133,547	116,155
Securities loaned	17,883	13,154
Other secured borrowings	19,028	23,116
Payables:
Brokers, dealers and clearing organizations	2,217	1,870
Customers	41,695	32,143
Accrued liabilities and other payables	14,697	10,962
Deposits at banks	21,412	15,067
Long-term borrowings (including $11,025 in 2006 and $0 in 2005 at fair value)	81,178	53,899
Total liabilities	484,354	393,269
Commitments and contingencies
Stockholders’ Equity
Preferred stock	1,095	1,095
Common stock, $0.10 par value (1):
Shares authorized: 1,200,000,000 in 2006 and 2005;
Shares issued: 609,832,302 in 2006 and 605,337,946 in 2005;
Shares outstanding: 533,368,195 in 2006 and 542,874,206 in 2005	61	61
Additional paid-in capital (1)	8,727	6,283
Accumulated other comprehensive loss, net of tax	(15)	(16)
Retained earnings	15,857	12,198
Other stockholders’ equity, net	(1,712)	765
Common stock in treasury, at cost (1): 76,464,107 shares in 2006 and 62,463,740 shares in 2005	(4,822)	(3,592)
Total common stockholders’ equity	18,096	15,699
Total stockholders’ equity	19,191	16,794
Total liabilities and stockholders’ equity	$503,545	$410,063

(1)          2005 balances and share amounts have been retrospectively adjusted to give effect for the 2-for-1 common stock split, effected in the form of a 100% stock dividend, which became effective April 28, 2006.

See Notes to Consolidated Financial Statements.

LEHMAN BROTHERS HOLDINGS INC.

Consolidated Statement of Changes in Stockholders’ Equity

In millions
Year ended November 30	2006	2005	2004
Preferred Stock
5.94% Cumulative, Series C:
Beginning and ending balance	$250	$250	$250
5.67% Cumulative, Series D:
Beginning and ending balance	200	200	200
7.115% Fixed/Adjustable Rate Cumulative, Series E:
Beginning balance	—	250	250
Redemptions	—	(250)	—
Ending balance	—	—	250
6.50% Cumulative, Series F:
Beginning and ending balance	345	345	345
Floating Rate (3% Minimum) Cumulative, Series G:
Beginning balance	300	300	—
Issuances	—	—	300
Ending balance	300	300	300
Total preferred stock, ending balance	1,095	1,095	1,345
Common Stock, Par Value $0.10 Per Share
Beginning balance	61	61	59
Other Issuances	—	—	2
Ending balance	61	61	61
Additional Paid-In Capital
Beginning balance	6,283	5,834	6,133
Reclass from Common Stock Issuable and Deferred Stock Compensation under SFAS 123(R)	2,275	—	—
RSUs exchanged for Common Stock	(647)	184	135
Employee stock-based awards	(881)	(760)	(585)
Tax benefit from the issuance of stock-based awards	836	1,005	468
Neuberger final purchase price adjustment	—	—	(307)
Amortization of RSUs, net	804	—	—
Other, net	57	20	(10)
Ending balance	8,727	6,283	5,834
Accumulated Other Comprehensive Income (Loss)
Beginning balance	(16)	(19)	(16)
Translation adjustment, net (1)	1	3	(3)
Ending balance	$(15)	$(16)	$(19)

(1)          Net of income taxes of $2 in 2006, $1 in 2005 and $(2) in 2004.

See Notes to Consolidated Financial Statements.

LEHMAN BROTHERS HOLDINGS INC.

Consolidated Statement of Changes in Stockholders’ Equity—(Continued)

In millions
Year ended November 30	2006	2005	2004
Retained Earnings
Beginning balance	$12,198	$9,240	$7,129
Cumulative effect of accounting changes	(6)	—	—
Net income	4,007	3,260	2,369
Dividends declared:
5.94% Cumulative, Series C Preferred Stock	(15)	(15)	(15)
5.67% Cumulative, Series D Preferred Stock	(11)	(11)	(11)
7.115% Fixed/Adjustable Rate Cumulative, Series E Preferred Stock	—	(9)	(18)
6.50% Cumulative, Series F Preferred Stock	(22)	(22)	(23)
Floating Rate (3% Minimum) Cumulative, Series G Preferred Stock	(18)	(12)	(5)
Common Stock	(276)	(233)	(186)
Ending balance	15,857	12,198	9,240
Common Stock Issuable
Beginning balance	4,548	3,874	3,353
Reclass to Additional Paid-In Capital under SFAS 123(R)	(4,548)	—	—
RSUs exchanged for Common Stock	—	(832)	(585)
Deferred stock awards granted	—	1,574	1,182
Other, net	—	(68)	(76)
Ending balance	—	4,548	3,874
Common Stock Held in RSU Trust
Beginning balance	(1,510)	(1,353)	(852)
Employee stock-based awards	(755)	(676)	(876)
RSUs exchanged for Common Stock	587	549	401
Other, net	(34)	(30)	(26)
Ending balance	(1,712)	(1,510)	(1,353)
Deferred Stock Compensation
Beginning balance	(2,273)	(1,780)	(1,470)
Reclass to Additional Paid-In Capital under SFAS 123(R)	2,273	—	—
Deferred stock awards granted	—	(1,574)	(1,182)
Amortization of RSUs, net	—	988	773
Other, net	—	93	99
Ending balance	—	(2,273)	(1,780)
Common Stock In Treasury, at Cost
Beginning balance	(3,592)	(2,282)	(2,208)
Repurchases of Common Stock	(2,678)	(2,994)	(1,693)
Shares reacquired from employee transactions	(1,003)	(1,163)	(574)
RSUs exchanged for Common Stock	60	99	49
Employee stock-based awards	2,391	2,748	2,144
Ending balance	(4,822)	(3,592)	(2,282)
Total stockholders’ equity	$19,191	$16,794	$14,920

See Notes to Consolidated Financial Statements.

LEHMAN BROTHERS HOLDINGS INC.

Consolidated Statement of Cash Flows

In millions
Year ended November 30	2006	2005	2004
Cash Flows From Operating Activities
Net income	$4,007	$3,260	$2,369
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	514	426	428
Deferred tax benefit	(60)	(502)	(74)
Tax benefit from the issuance of stock-based awards	—	1,005	468
Non-cash compensation	1,706	1,055	800
Cumulative effect of accounting change	(47)	—	—
Other adjustments	3	173	104
Net change in:
Cash and securities segregated and on deposit for regulatory and other purposes	(347)	(1,659)	(985)
Financial instruments and other inventory positions owned	(46,102)	(36,652)	(8,936)
Resale agreements, net of repurchase agreements	6,111	(475)	(9,467)
Securities borrowed, net of securities loaned	(18,383)	(5,165)	(22,728)
Other secured borrowings	(4,088)	11,495	(2,923)
Receivables from brokers, dealers and clearing organizations	5	(4,054)	1,475
Receivables from customers	(5,583)	354	(4,432)
Financial instruments and other inventory positions sold but not yet purchased	15,224	14,156	23,471
Payables to brokers, dealers and clearing organizations	347	165	(1,362)
Payables to customers	9,552	4,669	8,072
Accrued liabilities and other payables	2,032	(801)	520
Other receivables and assets	(1,267)	345	(370)
Net cash used in operating activities	(36,376)	(12,205)	(13,570)
Cash Flows From Investing Activities
Purchase of property, equipment and leasehold improvements, net	(586)	(409)	(401)
Business acquisitions, net of cash acquired	(206)	(38)	(130)
Net cash used in investing activities	(792)	(447)	(531)
Cash Flows From Financing Activities
Derivative contracts with a financing element	159	140	334
Tax benefit from the issuance of stock-based awards	836	—	—
Issuance of short-term borrowings, net	4,819	84	526
Deposits at banks	6,345	4,717	2,086
Issuance of long-term borrowings	48,115	23,705	20,485
Principal payments of long-term borrowings, including the current portion of long term borrowings	(19,636)	(14,233)	(10,820)
Issuance of common stock	119	230	108
Issuance of treasury stock	518	1,015	551
Purchase of treasury stock	(2,678)	(2,994)	(1,693)
(Retirement) issuance of preferred stock	—	(250)	300
Dividends paid	(342)	(302)	(258)
Net cash provided by financing activities	38,255	12,112	11,619
Net change in cash and cash equivalents	1,087	(540)	(2,482)
Cash and cash equivalents, beginning of period	4,900	5,440	7,922
Cash and cash equivalents, end of period	$5,987	$4,900	$5,440
Supplemental Disclosure of Cash Flow Information (in millions):
Interest paid totaled $28,684, $17,893 and $9,534 in 2006, 2005 and 2004
Income taxes paid totaled $1,037, $789 and $638 in 2006, 2005 and 2004

See Notes to Consolidated Financial Statements.

LEHMAN BROTHERS HOLDINGS INC.

Notes to Consolidated Financial Statements

LEHMAN BROTHERS HOLDINGS INC.

Notes to Consolidated Financial Statements

Note 1 Summary of Significant Accounting Policies

Description of Business

Lehman Brothers Holdings Inc. (“Holdings”) and subsidiaries (collectively, the “Company,” “Lehman Brothers,” “we,” “us” or “our”) is one of the leading global investment banks serving institutional, corporate, government and high-net-worth individual clients. Our worldwide headquarters in New York and regional headquarters in London and Tokyo are complemented by offices in additional locations in North America, Europe, the Middle East, Latin America and the Asia Pacific region. We are engaged primarily in providing financial services. The principal U.S., European, and Asian subsidiaries of Holdings are Lehman Brothers Inc. (“LBI”), a U.S. registered broker-dealer, Lehman Brothers International (Europe) (“LBIE”) and Lehman Brothers Europe Limited, authorized investment firms in the United Kingdom, and Lehman Brothers Japan (“LBJ”), a registered securities company in Japan.

Basis of Presentation

The Consolidated Financial Statements are prepared in conformity with U.S. generally accepted accounting principles and include the accounts of Holdings, our subsidiaries, and all other entities in which we have a controlling financial interest or are considered to be the primary beneficiary. All material intercompany accounts and transactions have been eliminated upon consolidation. Certain prior-period amounts reflect reclassifications to conform to the current year’s presentation.

On April 5, 2006, the stockholders of Holdings approved an increase of its authorized shares of common stock to 1.2 billion from 600 million, and the Board of Directors approved a 2-for-1 common stock split, in the form of a stock dividend, that was effected on April 28, 2006. All share and per share amounts have been retrospectively adjusted for the increase in authorized shares and the stock split. See Note 14, “Earnings per Share,” and Note 15, “Share-Based Employee Incentive Plans,” to the Consolidated Financial Statements for additional information about the stock split.

Use of Estimates

Generally accepted accounting principles require management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements. Management estimates are required in determining the fair value of certain inventory positions, particularly over-the-counter (“OTC”) derivatives, certain commercial mortgage loans and investments in real estate, certain non-performing loans and high-yield positions, private equity investments, and non-investment grade interests in securitizations. Additionally, significant management estimates or judgment are required in assessing the realizability of deferred tax assets, the fair value of equity-based compensation awards, the fair value of assets and liabilities acquired in business acquisitions, the accounting treatment of qualifying special purpose entities (“QSPEs”) and variable interest entities (“VIEs”) and provisions associated with litigation, regulatory and tax proceedings. Management believes the estimates used in preparing the Consolidated Financial Statements are reasonable and prudent. Actual results could differ from these estimates.

Consolidation Accounting Policies

Operating companies. Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities—an interpretation of ARB No. 51 (“FIN 46(R)”), defines the criteria necessary for an entity to be considered an operating company (i.e., a voting-interest entity) for which the consolidation accounting guidance of Statement of Financial Accounting Standards (“SFAS”) No. 94, Consolidation of All Majority-Owned Subsidiaries (“SFAS 94”) should be applied. As required by SFAS 94, we consolidate operating companies in which we have a controlling financial interest. The usual condition for a controlling financial interest is ownership of a majority of the voting interest. FIN 46(R) defines operating companies as businesses that have sufficient legal equity to absorb the entities’ expected losses and for which the equity holders have substantive voting rights and participate substantively in the gains and losses of such entities. Operating companies in which we exercise significant influence but do not have a controlling financial interest are accounted for under the equity method. Significant influence generally is considered to exist when we own 20% to 50% of the voting equity of a corporation, or when we hold at least 3% of a limited partnership interest.

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

A QSPE generally can be described as an entity whose permitted activities are limited to passively holding financial assets and distributing cash flows to investors based on pre-set terms. Our primary involvement with QSPEs relates to securitization transactions in which transferred assets, including mortgages, loans, receivables and other assets are sold to an SPE that qualifies as a QSPE under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”). In accordance with SFAS 140, we do not consolidate QSPEs. Rather, we recognize only the interests in the QSPEs we continue to hold, if any. We account for such interests at fair value.

Certain SPEs do not meet the QSPE criteria because their permitted activities are not sufficiently limited or because their assets are not qualifying financial instruments (e.g., real estate). Such SPEs are referred to as VIEs and we typically use them to create securities with a unique risk profile desired by investors as a means of intermediating financial risk or to make an investment in real estate. In the normal course of business we may establish VIEs, sell assets to VIEs, underwrite, distribute, and make a market in securities issued by VIEs, transact derivatives with VIEs, own interests in VIEs, and provide liquidity or other guarantees to VIEs. Under FIN 46(R), we are required to consolidate a VIE if we are the primary beneficiary of such entity. The primary beneficiary is the party that has a majority of the expected losses or a majority of the expected residual returns, or both, of such entity.

For a further discussion of our securitization activities and our involvement with VIEs, see Note 3, “Securitizations and Other Off-Balance-Sheet Arrangements,” to the Consolidated Financial Statements.

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

Interest and dividends revenue and interest expense. We recognize contractual interest on Financial instruments and other inventory positions owned and Financial instruments and other inventory positions sold but not yet purchased on an accrual basis as a component of Interest and dividends revenue and Interest expense, respectively. Interest flows on derivative transactions are included as part of the mark-to-market valuation of these contracts in Principal transactions and are not recognized as a component of interest revenue or expense. We account for our secured financing activities and certain short- and long-term borrowings on an accrual basis with related interest recorded as interest revenue or interest expense, as applicable. Included in short- and long-term borrowings are structured notes (also referred to as hybrid instruments) for which the coupon and principal payments may be linked to the performance of an underlying measure (including single securities, baskets of securities, commodities, currencies, interest rates or credit events). Beginning with our adoption of SFAS 155 (as defined below) in the first quarter of our 2006 fiscal year, we account for all structured notes issued after November 30, 2005, as well as certain structured notes that existed at November 30, 2005, that contain an embedded derivative that would require bifurcation under SFAS 133 (as defined below) at fair value with stated interest coupons recorded as interest expense.

Asset management and other. Investment advisory fees are recorded as earned. Generally, high-net-worth and institutional clients are charged or billed quarterly based on the account’s net asset value. Investment advisory and administrative fees earned from our mutual fund business (the “Funds”) are charged monthly to the Funds based on average daily net assets under management. In certain circumstances, we receive asset management incentive fees when the return on assets under management exceeds specified benchmarks. Incentive fees are generally based on investment performance over a twelve-month period and are not subject to adjustment after the measurement period ends.

LEHMAN BROTHERS HOLDINGS INC.

Notes to Consolidated Financial Statements

Accordingly, incentive fees are recognized when the measurement period ends.We also receive private equity incentive fees when the returns on certain private equity funds’ investments exceed specified threshold returns. Private equity incentive fees typically are based on investment periods in excess of one year, and future investment underperformance could require amounts previously distributed to us to be returned to the funds. Accordingly, these incentive fees are recognized when all material contingencies have been substantially resolved.

Financial Instruments and Other Inventory Positions

Financial instruments classified as Financial instruments and other inventory positions owned, including loans, and Financial instruments and other inventory positions sold but not yet purchased are recognized on a trade-date basis and are carried at market or fair value, with unrealized gains and losses reflected in Principal transactions in the Consolidated Statement of Income. Lending and other commitments also are recorded at fair value, with unrealized gains or losses recognized in Principal transactions in the Consolidated Statement of Income. Mortgage loans are recorded at market or fair value, with third party costs of originating or acquiring mortgage loans capitalized as part of the initial carrying value.

We follow the American Institute of Certified Public Accountants (“AICPA”) Audit and Accounting Guide, Brokers and Dealers in Securities (the “Guide”) when determining market or fair value for financial instruments. Market value generally is determined based on listed prices or broker quotes. In certain instances, price quotations may be considered to be unreliable when the instruments are thinly traded or when we hold a substantial block of a particular security and the listed price is not considered to be readily realizable. In accordance with the Guide, in these instances we determine fair value based on management’s best estimate, giving appropriate consideration to reported prices and the extent of public trading in similar securities, the discount from the listed price associated with the cost at the date of acquisition, and the size of the position held in relation to the liquidity in the market, among other factors. When listed prices or broker quotes are not available, we determine fair value based on pricing models or other valuation techniques, including the use of implied pricing from similar instruments. We typically use pricing models to derive fair value based on the net present value of estimated future cash flows including adjustments, when appropriate, for liquidity, credit and/or other factors. We account for real estate positions held for sale at the lower of cost or fair value with gains or losses recognized in Principal transactions in the Consolidated Statement of Income.

All firm-owned securities pledged to counterparties that have the right, by contract or custom, to sell or repledge the securities are classified as Financial instruments and other inventory positions owned, and are disclosed as pledged as collateral, as required by SFAS 140.

See “Accounting and Regulatory Developments—SFAS 157” below for a discussion of how our planned adoption of SFAS No. 157, Fair Value Measurements (“SFAS 157”) on December 1, 2006 will affect our policies for determining the fair value of financial instruments.

Derivative financial instruments. Derivatives are financial instruments whose value is based on an underlying asset (e.g., Treasury bond), index (e.g., S&P 500) or reference rate (e.g., LIBOR), and include futures, forwards, swaps, option contracts, or other financial instruments with similar characteristics. A derivative contract generally represents a future commitment to exchange interest payment streams or currencies based on the contract or notional amount or to purchase or sell other financial instruments or physical assets at specified terms on a specified date. OTC derivative products are privately-negotiated contractual agreements that can be tailored to meet individual client needs and include forwards, swaps and certain options including caps, collars and floors. Exchange-traded derivative products are standardized contracts transacted through regulated exchanges and include futures and certain option contracts listed on an exchange.

Derivatives are recorded at market or fair value in the Consolidated Statement of Financial Condition on a net-by-counterparty basis when a legal right of offset exists, and are netted across products when these provisions are stated in a master netting agreement. Cash collateral received or paid is netted on a counterparty basis, provided legal right of offset exists. Derivatives often are referred to as off-balance-sheet instruments because neither their notional amounts nor the underlying instruments are reflected as assets or liabilities of the Company. Instead, the market or fair values related to the derivative transactions are reported in the Consolidated Statement of Financial Condition as assets or liabilities, in Derivatives and other contractual agreements, as applicable. Margin on futures contracts is included in receivables and payables from/to brokers, dealers and clearing organizations, as applicable. Changes in fair values of derivatives are recorded in Principal transactions in the Consolidated Statement of Income. Market or fair value generally is determined

LEHMAN BROTHERS HOLDINGS INC.

Notes to Consolidated Financial Statements

either by quoted market prices (for exchange-traded futures and options) or pricing models (for swaps, forwards and options). Pricing models use a series of market inputs to determine the present value of future cash flows with adjustments, as required, for credit risk and liquidity risk. Credit-related valuation adjustments incorporate historical experience and estimates of expected losses. Additional valuation adjustments may be recorded, as considered appropriate, for new or complex products or for positions with significant concentrations. These adjustments are integral components of the mark-to-market process.

We follow Emerging Issues Task Force (“EITF”) Issue No. 02-3, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities (“EITF 02-3”) when determining the fair value of our derivative contracts. Under EITF 02-3, recognition of a trading profit at inception of a derivative transaction is prohibited unless the fair value of that derivative is obtained from a quoted market price, supported by comparison to other observable market transactions or based on a valuation technique incorporating observable market data. Subsequent to the transaction date, we recognize trading profits deferred at inception of the derivative transaction in the period in which the valuation of such instrument becomes observable.

As an end-user, we primarily use derivatives to modify the interest rate characteristics of our short- and long-term debt and certain secured financing activities. We also use equity, commodity, foreign exchange and credit derivatives to hedge our exposure to market price risk embedded in certain structured debt obligations, and foreign exchange contracts to manage the currency exposure related to our net investments in non—U.S. dollar functional currency subsidiaries (collectively, “End-User Derivative Activities”).

We use fair value hedges primarily to convert a substantial portion of our fixed-rate debt and certain long-term secured financing activities to floating interest rates. In these hedging relationships, the derivative and the hedged item are separately marked to market through earnings. The hedge ineffectiveness in these relationships is recorded in Interest expense in the Consolidated Statement of Income. Gains or losses from revaluing foreign exchange contracts associated with hedging our net investments in non—U.S. dollar functional currency subsidiaries are reported within Accumulated other comprehensive income (net of tax) in Stockholders’ equity. Unrealized receivables/payables resulting from the mark to market of End-User Derivatives are included in Financial instruments and other inventory positions owned or Financial instruments and other inventory positions sold but not yet purchased.

Private equity investments.When we hold at least 3% of a limited partnership interest, we account for that interest under the equity method. We carry all other private equity investments at fair value. Certain of our private equity positions are less liquid and may contain trading restrictions. Fair value is determined based on our assessment of the underlying investments incorporating valuations that consider expected cash flows, earnings multiples and/or comparisons to similar market transactions, among other factors. Valuation adjustments reflecting consideration of credit quality, concentration risk, sales restrictions and other liquidity factors are an integral part of pricing these instruments.

Securitization activities. In accordance with SFAS 140, we recognize transfers of financial assets as sales, provided control has been relinquished. Control is considered to be relinquished only when all of the following conditions have been met: (i) the assets have been isolated from the transferor, even in bankruptcy or other receivership (true-sale opinions are required); (ii) the transferee has the right to pledge or exchange the assets received; and (iii) the transferor has not maintained effective control over the transferred assets (e.g., a unilateral ability to repurchase a unique or specific asset).

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

Secured Financing Activities

Repurchase and resale agreements. Securities purchased under agreements to resell and Securities sold under agreements to repurchase, which are treated as financing transactions for financial reporting purposes, are collateralized primarily by government and government agency securities and are carried net by counterparty, when permitted, at the amounts at which the securities subsequently will be resold or repurchased plus accrued interest. It is our policy to take possession of securities purchased under agreements to resell. We compare the market value of the underlying positions

LEHMAN BROTHERS HOLDINGS INC.

Notes to Consolidated Financial Statements

on a daily basis with the related receivable or payable balances, including accrued interest. We require counterparties to deposit additional collateral or return collateral pledged, as necessary, to ensure the market value of the underlying collateral remains sufficient. Financial instruments and other inventory positions owned that are financed under repurchase agreements are carried at market value, with unrealized gains and losses reflected in Principal transactions in the Consolidated Statement of Income.

We use interest rate swaps as an end-user to modify the interest rate exposure associated with certain fixed-rate resale and repurchase agreements. We adjust the carrying value of these secured financing transactions that have been designated as the hedged item.

Securities borrowed and securities loaned. Securities borrowed and securities loaned are carried at the amount of cash collateral advanced or received plus accrued interest. It is our policy to value the securities borrowed and loaned on a daily basis and to obtain additional cash as necessary to ensure such transactions are adequately collateralized.

Other secured borrowings. Other secured borrowings principally reflects non-recourse financings and are recorded at contractual amounts plus accrued interest.

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

Identifiable Intangible Assets and Goodwill

Identifiable intangible assets with finite lives are amortized over their expected useful lives, which range up to 15 years. Identifiable intangible assets with indefinite lives and goodwill are not amortized. Instead, these assets are evaluated at least annually for impairment. Goodwill is reduced upon the recognition of certain acquired net operating loss carryforward benefits.

Share-Based Compensation

On December 1, 2003, we adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123 (“SFAS 123”) using the prospective adoption method. Under this method of adoption, compensation expense was recognized over the related service periods based on the fair value of stock options and restricted stock units (“RSUs”) granted for fiscal 2004 and fiscal 2005. Under SFAS 123, stock options granted in periods prior to fiscal 2004 continued to be accounted for under the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Accordingly, under SFAS 123 no compensation expense was recognized for stock option awards granted prior to fiscal 2004 because the exercise price equaled or exceeded the market value of our common stock on the grant date.

On December 1, 2005, we adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”) using the modified-prospective transition method. Under this transition method, compensation cost recognized during fiscal 2006 includes: (a) compensation cost for all share-based awards granted prior to, but not yet vested as of, December 1, 2005, (including pre-fiscal-2004 options) based on the grant-date fair value and related service period estimates in accordance with the original provisions of SFAS 123; and (b) compensation cost for all share-based awards granted subsequent to December 1, 2005, based on the grant-date fair value and related service periods estimated in accordance with the provisions of SFAS 123(R). Under the provisions of the modified-prospective transition method, results for fiscal 2005 and fiscal 2004 were not restated.

LEHMAN BROTHERS HOLDINGS INC.

Notes to Consolidated Financial Statements

SFAS 123(R) clarifies and expands the guidance in SFAS 123 in several areas, including how to measure fair value and how to attribute compensation cost to reporting periods. Changes to the SFAS 123 fair value measurement and service period provisions prescribed by SFAS 123(R) include requirements to: (a) estimate forfeitures of share-based awards at the date of grant, rather than recognizing forfeitures as incurred as was permitted by SFAS 123; (b) expense share-based awards granted to retirement-eligible employees and those employees with non-substantive non-compete agreements immediately, while our accounting practice under SFAS 123 was to recognize such costs over the stated service periods; (c) attribute compensation costs of share-based awards to the future vesting periods, while our accounting practice under SFAS 123 included a partial attribution of compensation costs of share-based awards to services performed during the year of grant; and (d) recognize compensation costs of all share-based awards (including amortizing pre-fiscal-2004 options) based on the grant-date fair value, rather than our accounting methodology under SFAS 123 which recognized pre-fiscal-2004 option awards based on their intrinsic value.

Prior to adopting SFAS 123(R) we presented the cash flows related to income tax deductions in excess of the compensation cost recognized on stock issued under RSUs and stock options exercised during the period (“excess tax benefits”) as operating cash flows in the Consolidated Statement of Cash Flows. SFAS 123(R) requires excess tax benefits to be classified as financing cash flows. In addition, as a result of adopting SFAS 123(R), certain balance sheet amounts associated with share-based compensation costs have been reclassified within the equity section of the balance sheet. This change in presentation had no effect on our total equity. Effective December 1, 2005, Deferred stock compensation (representing unearned costs of RSU awards) and Common stock issuable are presented on a net basis as a component of Additional paid-in capital. See “Accounting and Regulatory Developments—SFAS 123(R)” below for a further discussion of SFAS 123(R) and the cumulative effect of this accounting change recognized in fiscal 2006.

Earnings per Share

We compute earnings per share (“EPS”) in accordance with SFAS No. 128, Earnings per Share. Basic EPS is computed by dividing net income applicable to common stock by the weighted-average number of common shares outstanding, which includes RSUs for which service has been provided. Diluted EPS includes the components of basic EPS and also includes the dilutive effects of RSUs for which service has not yet been provided and employee stock options. See Note 14, “Earnings per Share” and Note 15, “Share-Based Employee Incentive Plans,” to the Consolidated Financial Statements for additional information about EPS.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. We recognize the current and deferred tax consequences of all transactions that have been recognized in the financial statements using the provisions of the enacted tax laws. Deferred tax assets are recognized for temporary differences that will result in deductible amounts in future years and for tax loss carry-forwards. We record a valuation allowance to reduce deferred tax assets to an amount that more likely than not will be realized. Deferred tax liabilities are recognized for temporary differences that will result in taxable income in future years. Contingent liabilities related to income taxes are recorded when probable and reasonably estimable in accordance with SFAS No. 5, Accounting for Contingencies.

See “Accounting and Regulatory Developments—FIN 48” below for a discussion of FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”).

Cash Equivalents

Cash equivalents include highly liquid investments not held for resale with maturities of three months or less when we acquire them.

Foreign Currency Translation

Assets and liabilities of foreign subsidiaries having non—U.S. dollar functional currencies are translated at exchange rates at the Consolidated Statement of Financial Condition date. Revenues and expenses are translated at average exchange rates during the period. The gains or losses resulting from translating foreign currency financial statements into U.S. dollars, net of hedging gains or losses, are included in Accumulated other comprehensive income (net of tax), a component of Stockholders’ equity. Gains or losses resulting from foreign currency transactions are included in the Consolidated Statement of Income.

Accounting and Regulatory Developments

SFAS 158. In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”). SFAS 158 requires an employer to recognize the over- or

LEHMAN BROTHERS HOLDINGS INC.

Notes to Consolidated Financial Statements

under-funded status of its defined benefit postretirement plans as an asset or liability in its Consolidated Statement of Financial Condition, measured as the difference between the fair value of the plan assets and the benefit obligation. For pension plans the benefit obligation is the projected benefit obligation; for other postretirement plans the benefit obligation is the accumulated post-retirement obligation. Upon adoption, SFAS 158 requires an employer to recognize previously unrecognized actuarial gains and losses and prior service costs within Accumulated other comprehensive income (net of tax), a component of Stockholders’ equity.

SFAS 158 is effective for our fiscal year ending November 30, 2007. Had we adopted SFAS 158 at November 30, 2006, we would have reduced Accumulated other comprehensive income (net of tax) by approximately $380 million, and recognized a pension asset of approximately $60 million for our funded pension plans and a liability of approximately $160 million for our unfunded pension and postretirement plans. However, the actual impact of adopting SFAS 158 will depend on the fair value of plan assets and the amount of the benefit obligation measured as of November 30, 2007.

SFAS 157. In September 2006, the FASB issued SFAS 157, which defines fair value, establishes a framework for measuring fair value and enhances disclosures about instruments carried at fair value, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 nullifies the guidance in EITF 02-3 which precluded the recognition of a trading profit at the inception of a derivative contract, unless the fair value of such derivative was obtained from a quoted market price or other valuation technique incorporating observable market data. SFAS 157 also precludes the use of a liquidity or block discount when measuring instruments traded in an active market at fair value. SFAS 157 requires costs related to acquiring financial instruments carried at fair value to be included in earnings and not capitalized as part of the basis of the instrument. SFAS 157 also clarifies that an issuer’s credit standing should be considered when measuring liabilities at fair value.

SFAS 157 is effective for our 2008 fiscal year, with earlier application permitted for our 2007 fiscal year. SFAS 157 must be applied prospectively, except that the difference between the carrying amount and fair value of (i) a financial instrument that was traded in an active market that was measured at fair value using a block discount and (ii) a stand-alone derivative or a hybrid instrument measured using the guidance in EITF 02-3 on recognition of a trading profit at the inception of a derivative, is to be applied as a cumulative-effect adjustment to opening retained earnings on the date we initially apply SFAS 157.

We intend to adopt SFAS 157 in fiscal 2007. Upon adoption we expect to recognize an after-tax increase to opening retained earnings as of December 1, 2006 of approximately $70 million.

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

We elected to early adopt SFAS 156 and to measure all classes of servicing assets and liabilities at fair value beginning in our 2006 fiscal year. Servicing assets and liabilities at November 30, 2005 and all periods prior were accounted for at the lower of amortized cost or market value.  As a result of adopting SFAS 156, we recognized an $18 million after-tax ($33 million pre-tax) increase to opening retained earnings in our 2006 fiscal year, representing the effect of remeasuring all servicing assets and liabilities that existed at November 30, 2005 from the lower of amortized cost or market value to fair value.

See Note 3 to the Consolidated Financial Statements, “Securitizations and Other Off-Balance-Sheet Arrangements,” for additional information.

SFAS 155. We issue structured notes (also referred to as hybrid instruments) for which the interest rates or principal payments are linked to the performance of an underlying measure (including single securities, baskets of securities, commodities, currencies, or credit events). Through November 30, 2005, we assessed the payment components of these instruments to determine if the embedded derivative required separate accounting under SFAS 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), and if so, the embedded derivative was bifurcated from the host debt instrument and accounted for at fair value and reported in long-term borrowings along with the related host debt instrument which was accounted for on an amortized cost basis.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS

LEHMAN BROTHERS HOLDINGS INC.

Notes to Consolidated Financial Statements

155”). SFAS 155 permits fair value measurement of any structured note that contains an embedded derivative that would require bifurcation under SFAS 133. Such fair value measurement election is permitted on an instrument-by-instrument basis.  We elected to early adopt SFAS 155 as of the beginning of our 2006 fiscal year and we applied SFAS 155 fair value measurements to all eligible structured notes issued after November 30, 2005 as well as to certain eligible structured notes that existed at November 30, 2005.  The effect of adoption resulted in a $24 million after-tax ($43 million pre-tax) decrease to opening retained earnings as of the beginning of our 2006 fiscal year, representing the difference between the fair value of these structured notes and the prior carrying value as of November 30, 2005. The net after-tax adjustment included structured notes with gross gains of $18 million ($32 million pre-tax) and gross losses of $42 million ($75 million pre-tax).

SFAS 123(R). In December 2004, the FASB issued SFAS 123(R), which we adopted as of the beginning of our 2006 fiscal year. SFAS 123(R) requires public companies to recognize expense in the income statement for the grant-date fair value of awards of equity instruments to employees. Expense is to be recognized over the period employees are required to provide service.

SFAS 123(R) clarifies and expands the guidance in SFAS 123 in several areas, including how to measure fair value and how to attribute compensation cost to reporting periods. Under the modified prospective transition method applied in the adoption of SFAS 123(R), compensation cost is recognized for the unamortized portion of outstanding awards granted prior to the adoption of SFAS 123. Upon adoption of SFAS 123(R), we recognized an after-tax gain of approximately $47 million as the cumulative effect of a change in accounting principle attributable to the requirement to estimate forfeitures at the date of grant instead of recognizing them as incurred.

See “Share-Based Compensation” above and Note 15, “Share-Based Employee Incentive Plans,” for additional information.

EITF Issue No. 04-5. In June 2005, the FASB ratified the consensus reached in EITF Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-5”), which requires general partners (or managing members in the case of limited liability companies) to consolidate their partnerships or to provide limited partners with substantive rights to remove the general partner or to terminate the partnership. As the general partner of numerous private equity and asset management partnerships, we adopted EITF 04-5 immediately for partnerships formed or modified after June 29, 2005. For partnerships formed on or before June 29, 2005 that have not been modified, we are required to adopt EITF 04-5 as of the beginning of our 2007 fiscal year. The adoption of EITF 04-5 will not have a material effect on our Consolidated Financial Statements.

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

We adopted FSP FIN 46(R)-6 on September 1, 2006 and applied it prospectively to all entities in which we first became involved after that date. Adoption of FSP FIN 46(R)-6 did not have a material effect on our Consolidated Financial Statements.

FIN 48. In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position must meet to be recognized in the financial statements. FIN 48 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We must adopt FIN 48 as of the beginning of our 2008 fiscal year. Early application is permitted as of the beginning of our 2007 fiscal year.

We intend to adopt FIN 48 on December 1, 2007. We are evaluating the effect of adopting FIN 48 on our Consolidated Financial Statements.

SAB 108. In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 specifies how the carryover or reversal of prior-year unrecorded

LEHMAN BROTHERS HOLDINGS INC.

Notes to Consolidated Financial Statements

financial statement misstatements should be considered in quantifying a current-year misstatement. SAB 108 requires an approach that considers the amount by which the current-year statement of income is misstated (“rollover approach”) and an approach that considers the cumulative amount by which the current-year statement of financial condition is misstated (“iron-curtain approach”). Prior to the issuance of SAB 108, either the rollover or iron-curtain approach was acceptable for assessing the materiality of financial statement misstatements.

SAB 108 became effective for our fiscal year ended November 30, 2006. Upon adoption, SAB 108 allowed a cumulative-effect adjustment to opening retained earnings at December 1, 2005 for prior-year misstatements that were not material under a prior approach but that were material under the SAB 108 approach. Adoption of SAB 108 did not affect our Consolidated Financial Statements.

Note 2 Financial Instruments and Other Inventory Positions

Financial instruments and other inventory positions owned and Financial instruments and other inventory positions sold but not yet purchased were comprised of the following:

In millions			Sold But Not
Financial Instruments and Other Inventory Positions	Owned		Yet Purchased
at November 30	2006	2005	2006	2005
Mortgages and mortgage-backed positions	$57,726	$54,366	$80	$63
Government and agencies	47,293	30,079	70,453	64,743
Corporate debt and other	43,764	30,182	8,836	8,997
Corporate equities	43,087	33,426	28,464	21,018
Derivatives and other contractual agreements	22,696	18,045	18,017	15,560
Real estate held for sale	9,408	7,850	—	—
Commercial paper and other money market instruments	2,622	3,490	110	196
	$226,596	$177,438	$125,960	$110,577

Mortgages and mortgage-backed positions include mortgage loans (both residential and commercial) and non-agency mortgage-backed securities. We originate residential and commercial mortgage loans as part of our mortgage trading and securitization activities and are a market leader in mortgage-backed securities trading. We securitized approximately $146 billion and $133 billion of residential mortgage loans in 2006 and 2005, respectively, including both originated loans and those we acquired in the secondary market. We originated approximately $60 billion and $85 billion of residential mortgage loans in 2006 and 2005, respectively. In addition, we originated approximately $34 billion and $27 billion of commercial mortgage loans in 2006 and 2005, respectively, the majority of which has been sold through securitization or syndication activities. See Note 3, “Securitizations and Other Off-Balance-Sheet Arrangements,” for additional information about our securitization activities. We record mortgage loans at fair value, with related mark-to-market gains and losses recognized in Principal transactions in the Consolidated Statement of Income.

Real estate held for sale at November 30, 2006 and 2005, was approximately $9.4 billion and $7.9 billion, respectively. Our net investment position after giving effect to non-recourse financing was $5.9 billion and $4.8 billion at November 30, 2006 and 2005, respectively.

Derivative Financial Instruments

In the normal course of business, we enter into derivative transactions both in a trading capacity and as an end-user. Our derivative activities (both trading and end-user) are recorded at fair value in the Consolidated Statement of Financial Condition. Acting in a trading capacity, we enter into derivative transactions to satisfy the needs of our clients and to manage our own exposure to market and credit risks resulting from our trading activities (collectively, “Trading-Related Derivative Activities”). As an end-user, we primarily enter into interest rate swap and option contracts to adjust the interest rate nature of our funding sources from fixed to floating rates and to change the index on which floating interest rates are based (e.g., Prime to LIBOR). We also use equity, commodity, foreign exchange and credit derivatives to hedge our exposure to market price risk embedded in certain structured debt obligations, and use foreign exchange

LEHMAN BROTHERS HOLDINGS INC.

Notes to Consolidated Financial Statements

contracts to manage the currency exposure related to our net investment in non–U.S. dollar functional currency subsidiaries.

Derivatives are subject to various risks similar to other financial instruments, including market, credit and operational risk. In addition, we may be exposed to legal risks related to derivative activities, including the possibility a transaction may be unenforceable under applicable law. The risks of derivatives should not be viewed in isolation, but rather should be considered on an aggregate basis along with our other trading-related activities. We manage the risks associated with derivatives on an aggregate basis along with the risks associated with proprietary trading and market-making activities in cash instruments, as part of our firm-wide risk management policies.

We record derivative contracts at fair value with realized and unrealized gains and losses recognized in Principal transactions in the Consolidated Statement of Income. Unrealized gains and losses on derivative contracts are recorded on a net basis in the Consolidated Statement of Financial Condition for those transactions with counterparties executed under a legally enforceable master netting agreement and are netted across products when these provisions are stated in a master netting agreement.

The following table presents the fair value of derivatives and other contractual agreements at November 30, 2006 and 2005. Assets included in the table represent unrealized gains, net of unrealized losses, for situations in which we have a master netting agreement. Similarly, liabilities represent net amounts owed to counterparties. The fair value of assets/liabilities related to derivative contracts at November 30, 2006 and 2005 represents our net receivable/payable for derivative financial instruments before consideration of securities collateral, but after consideration of cash collateral.  Assets and liabilities were netted down for cash collateral of approximately $11.1 billion and $8.2 billion, respectively, at November 30, 2006 and $10.5 billion and $6.1 billion, respectively, at November 30, 2005.

In millions
Fair Value of Derivatives and Other Contractual	2006		2005
Agreements at November 30	Assets	Liabilities	Assets	Liabilities
Interest rate, currency and credit default swaps and options	$8,634	$5,691	$8,273	$7,128
Foreign exchange forward contracts and options	1,792	2,145	1,970	2,004
Other fixed income securities contracts (including TBAs and forwards) (1)	4,308	2,604	2,241	896
Equity contracts (including equity swaps, warrants and options)	7,962	7,577	5,561	5,532
	$22,696	$18,017	$18,045	$15,560

(1) Includes commodity derivative assets of $268 million and liabilities of $277 million at November 30, 2006.

At November 30, 2006 and 2005, the fair value of derivative assets included $3.2 billion and $2.6 billion, respectively, related to exchange-traded option and warrant contracts. With respect to OTC contracts, we view our net credit exposure to be $15.6 billion and $10.5 billion at November 30, 2006 and 2005, respectively, representing the fair value of OTC contracts in a net receivable position, after consideration of collateral. Counterparties to our OTC derivative products primarily are U.S. and foreign banks, securities firms, corporations, governments and their agencies, finance companies, insurance companies, investment companies and pension funds. Collateral held related to OTC contracts generally includes listed equities, U.S. government and federal agency securities.

Concentrations of Credit Risk

A substantial portion of our securities transactions are collateralized and are executed with, and on behalf of, financial institutions, which includes other brokers and dealers, commercial banks and institutional clients. Our exposure to credit risk associated with the non-performance of these clients and counterparties in fulfilling their contractual obligations pursuant to securities transactions can be directly affected by volatile or illiquid trading markets, which may impair the ability of clients and counterparties to satisfy their obligations to us.

Financial instruments and other inventory positions owned include U.S. government and agency securities, and securities issued by non–U.S. governments, which in the aggregate, represented 9% of total assets at November 30, 2006. In addition, collateral held for resale agreements represented approximately 23% of total assets at November 30, 2006, and primarily consisted of securities issued by the U.S. government, federal agencies or non–U.S. governments. Our most significant industry concentration is financial institutions, which includes other brokers and dealers, commercial banks and institutional clients. This concentration arises in the normal course of business.

LEHMAN BROTHERS HOLDINGS INC.

Notes to Consolidated Financial Statements

Note 3 Securitizations and Other Off-Balance-Sheet Arrangements

We are a market leader in mortgage- and asset-backed securitizations and other structured financing arrangements. In connection with our securitization activities, we use SPEs primarily for the securitization of commercial and residential mortgages, home equity loans, municipal and corporate bonds, and lease and trade receivables. The majority of our involvement with SPEs relates to securitization transactions where the SPE meets the SFAS 140 definition of a QSPE. Based on the guidance in SFAS 140, we do not consolidate QSPEs. We derecognize financial assets transferred in securitizations, provided we have relinquished control over such assets. We may continue to hold an interest in the financial assets we securitize (“interests in securitizations”), which may include assets in the form of residual interests in the SPEs established to facilitate the securitization. Interests in securitizations are included in Financial instruments and other inventory positions owned (primarily mortgages and mortgage-backed) in the Consolidated Statement of Financial Condition. For further information regarding the accounting for securitization transactions, refer to Note 1, “Summary of Significant Accounting Policies—Consolidation Accounting Policies.”

During 2006 and 2005, we securitized approximately $168 billion and $152 billion of financial assets, including approximately $146 billion and $133 billion of residential mortgages, $19 billion and $13 billion of commercial mortgages, and $3 billion and $6 billion of municipal and other asset-backed financial instruments, respectively. At November 30, 2006 and 2005, we had approximately $2.0 billion and $700 million, respectively, of non-investment grade interests from our securitization activities (primarily junior security interests in residential mortgage securitizations), comprised of $2.0 billion and $500 million of residential mortgages and $34 million and $200 million of municipal and other asset-backed financial instruments, respectively. We record inventory positions held prior to securitization, including residential and commercial loans, at fair value, as well as any interests held post-securitization. Mark-to-market gains or losses are recorded in Principal transactions in the Consolidated Statement of Income. Fair value is determined based on listed market prices, if available. When market prices are not available, fair value is determined based on valuation pricing models that take into account relevant factors such as discount, credit and prepayment assumptions, and also considers comparisons to similar market transactions.

The following table presents the fair value of our interests in securitizations at November 30, 2006 and 2005, the key economic assumptions used in measuring the fair value of such interests, and the sensitivity of the fair value of such interests to immediate 10% and 20% adverse changes in the valuation assumptions, as well as the cash flows received on such interests in the securitizations.

LEHMAN BROTHERS HOLDINGS INC.

Notes to Consolidated Financial Statements

Securitization Activity

	2006			2005
	Residential Mortgages			Residential Mortgages
		Non-			Non-
Dollars in millions	Investment	Investment		Investment	Investment
November 30	Grade	Grade	Other	Grade	Grade	Other
Interests in securitizations (in billions)	$5.3	$2.0	$0.6	$6.4	$0.5	$0.5

Weighted-average life (years)	5	6	5	6	5	14

Average CPR (1)	27.2	29.1	—	20.8	28.2	1.9
Effect of 10% adverse change	$21	$61	$—	$11	$10	$—
Effect of 20% adverse change	$35	$110	$—	$28	$18	$—

Weighted-average credit loss assumption	0.6%	1.3%	—	0.2%	1.2%	0.3%
Effect of 10% adverse change	$70	$109	$—	$2	$23	$5
Effect of 20% adverse change	$131	$196	$—	$6	$44	$11

Weighted-average discount rate	7.2%	18.4%	5.8%	6.6%	15.2%	6.2%
Effect of 10% adverse change	$124	$76	$13	$155	$22	$41
Effect of 20% adverse change	$232	$147	$22	$307	$41	$74

Year ended November 30	2006			2005
Cash flows received on interests in securitizations	$664	$216	$59	$625	$138	$188

(1)   Constant prepayment rate.

The above sensitivity analysis is hypothetical and should be used with caution since the stresses are performed without considering the effect of hedges, which serve to reduce our actual risk. We mitigate the risks associated with the above interests in securitizations through dynamic hedging strategies. These results are calculated by stressing a particular economic assumption independent of changes in any other assumption (as required by U.S. GAAP); in reality, changes in one factor often result in changes in another factor which may counteract or magnify the effect of the changes outlined in the above table. Changes in the fair value based on a 10% or 20% variation in an assumption should not be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear.

Mortgage servicing rights. Mortgage servicing rights (“MSRs”) represent the Company’s right to a future stream of cash flows based upon the contractual servicing fee associated with servicing mortgage loans and mortgage-backed securities. Our MSRs generally arise from the securitization of residential mortgage loans that we originate. MSRs are included in Financial instruments and other inventory positions owned on the Consolidated Statements of Financial Condition. At November 30, 2006 and 2005, the Company has MSRs of approximately $829 million and $561 million, respectively.

Effective with our early adoption of SFAS 156 as of the beginning of our 2006 fiscal year, MSRs are carried at fair value, with changes in fair value reported in earnings in the period in which the change occurs. On or before November 30, 2005, MSRs were carried at the lower of amortized cost or market value. The effect of this change in accounting from lower of amortized cost or market value to fair value has been reported as a cumulative effect adjustment to December 1, 2005 retained earnings, resulting in an increase of $18 million after-tax ($33 million pre-tax). See Note 1, “Summary of Significant Accounting Policies—Accounting and Regulatory Developments,” for additional information.

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

LEHMAN BROTHERS HOLDINGS INC.

Notes to Consolidated Financial Statements

from data obtained on the performance of similar MSRs. These variables can, and generally will, change from quarter to quarter as market conditions and projected interest rates change.

The Company’s MSRs activities for the year ended November 30, 2006:

In millions	November 30, 2006
Balance, beginning of period	$561
Additions, net	507
Changes in fair value:
Paydowns/servicing fees	(192)
Resulting from changes in valuation assumptions	(80)
Change due to SFAS 156 Adoption	33
Balance, end of period	$829

The following table shows the main assumptions we used to determine the fair value of our MSRs at November 30, 2006 and the sensitivity of our MSRs to changes in these assumptions.

Mortgage Servicing Rights
Dollars in millions	November 30, 2006
Weighted-average prepayment speed (CPR)	31
Effect of 10% adverse change	$84
Effect of 20% adverse change	$154
Discount rate	8%
Effect of 10% adverse change	$17
Effect of 20% adverse change	$26

The above sensitivity analysis is hypothetical and should be used with caution since the stresses are performed without considering the effect of hedges, which serve to reduce our actual risk. We mitigate the risks associated with the above interests in securitizations through dynamic hedging strategies. These results are calculated by stressing a particular economic assumption independent of changes in any other assumption (as required by U.S. GAAP); in reality, changes in one factor often result in changes in another factor which may counteract or magnify the effect of the changes outlined in the above table. Changes in the fair value based on a 10% or 20% variation in an assumption should not be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear.

The key risks inherent with MSRs are prepayment speed and changes in discount rates. We mitigate the income statement effect of changes in fair value of our MSRs by entering into hedging transactions, which serve to reduce our actual risk.

Cash flows received on contractual servicing in 2006 were approximately $255 million and are included in Principal transactions in the Consolidated Statement of Income.

Non-QSPE activities. Substantially all of our securitization activities are transacted through QSPEs, including residential and commercial mortgage securitizations. However, we are also actively involved with SPEs that do not meet the QSPE criteria due to their permitted activities not being sufficiently limited or because the assets are not deemed qualifying financial instruments (e.g., real estate). Our involvement with such SPEs includes credit-linked notes and other structured financing transactions designed to meet clients’ investing or financing needs.

We are a dealer in credit default swaps and, as such, we make a market in buying and selling credit protection on single issuers as well as on portfolios of credit exposures. One of the mechanisms we use to mitigate credit risk is to enter into default swaps with SPEs, in which we purchase default protection. In these transactions, the SPE issues credit-linked notes to investors and uses the proceeds to invest in high quality collateral. We pay a premium to the SPE for assuming credit risk under the default swap. Third-party investors in these SPEs are subject to default risk associated with the referenced obligations under the default swap as well as the credit risk of the assets held by the SPE. Our maximum loss associated with our involvement with such credit-linked note transactions is the fair value of our credit default swaps with these SPEs, which amounted to $155 million and $156 million at November 30, 2006 and 2005, respectively.

LEHMAN BROTHERS HOLDINGS INC.

Notes to Consolidated Financial Statements

However, the value of our default swaps are secured by the value of the underlying investment grade collateral held by the SPEs which was $10.8 billion and $5.7 billion at November 30, 2006 and 2005, respectively.

Because the results of our expected loss calculations generally demonstrate the investors in the SPE bear a majority of the entity’s expected losses (because the investors assume default risk associated with both the reference portfolio and the SPE’s assets), we generally are not the primary beneficiary and therefore do not consolidate these SPEs. However, in certain credit default transactions, generally when we participate in the fixed interest rate risk associated with the underlying collateral through an interest rate swap, we are the primary beneficiary of these transactions and therefore have consolidated the SPEs. At November 30, 2006 and 2005, we consolidated approximately $0.7 billion and $0.6 billion of these credit default transactions, respectively. We record the assets associated with these consolidated credit default transactions as a component of Financial instruments and other inventory positions owned.

We also invest in real estate directly through controlled subsidiaries and through variable interest entities. We consolidate our investments in variable interest real estate entities when we are the primary beneficiary. At November 30, 2006 and 2005, we consolidated approximately $3.4 billion and $4.6 billion, respectively, of real estate-related investments in VIEs for which we did not have a controlling financial interest. We record the assets associated with these consolidated real estate-related investments in VIEs as a component of Financial instruments and other inventory positions owned. After giving effect to non-recourse financing our net investment position in these consolidated VIEs was $2.2 billion and $2.9 billion at November 30, 2006 and 2005, respectively. See Note 2, “Financial Instruments and Other Inventory Positions,” for a further discussion of our real estate held for sale.

In addition, we enter into other transactions with SPEs designed to meet clients’ investment and/or funding needs. See Note 11, “Commitments, Contingencies and Guarantees,” for additional information about these transactions and SPE-related commitments.

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

At November 30, 2006 and 2005, the fair value of securities received as collateral and Financial instruments and other inventory positions owned that have not been sold, repledged or otherwise encumbered totaled approximately $139 billion and $87 billion, respectively. At November 30, 2006 and 2005, the gross fair value of securities received as collateral that we were permitted to sell or repledge was approximately $621 billion and $528 billion, respectively. Of this collateral, approximately $568 billion and $499 billion at November 30, 2006 and 2005, respectively, has been sold or repledged, generally as collateral under repurchase agreements or to cover Financial instruments and other inventory positions sold but not yet purchased.

We also pledge our own assets, primarily to collateralize certain financing arrangements. These pledged securities, where the counterparty has the right, by contract or custom, to rehypothecate the financial instruments are classified as Financial instruments and other inventory positions owned, pledged as collateral, in the Consolidated Statement of Financial Condition as required by SFAS 140.

The carrying value of Financial instruments and other inventory positions owned that have been pledged or otherwise encumbered to counterparties where those counterparties do not have the right to sell or repledge was approximately $75 billion and $66 billion at November 30, 2006 and 2005, respectively.

LEHMAN BROTHERS HOLDINGS INC.

Notes to Consolidated Financial Statements

Note 5 Business Combinations

During 2006, we acquired an established private student loan origination platform, a European mortgage originator, and an electronic trading platform, increasing our goodwill and intangible assets by approximately $150 million. We believe these acquisitions will add long-term value to our Capital Markets franchise by allowing us to enter into new markets and expanding the breadth of services offered as well as providing additional loan product for our securitization pipeline.

Note 6 Identifiable Intangible Assets and Goodwill

Aggregate amortization expense for the years ended November 30, 2006, 2005 and 2004 was $50 million, $49 million, and $47 million, respectively. Estimated amortization expense for each of the years ending November 30, 2007 through 2009 is approximately $43 million. Estimated amortization expense for both the years ending November 30, 2010 and 2011 is approximately $33 million.

Identifiable Intangible Assets

	2006		2005
	Gross		Gross
In millions	Carrying	Accumulated	Carrying	Accumulated
November 30	Amount	Amortization	Amount	Amortization
Amortizable intangible assets:
Customer lists	$504	$110	$496	$93
Other	82	51	100	37
	$586	$161	$596	$130
Intangible assets not subject to amortization:
Mutual fund customer-related intangibles	$395		$395
Trade name	125		125
	$520		$520

The changes in the carrying amount of goodwill for the years ended November 30, 2006 and 2005 are as follows:

Goodwill

	Capital	Investment
In millions	Markets	Management	Total
Balance (net) at November 30, 2004	$152	$2,107	$2,259
Goodwill acquired	8	5	13
Purchase price valuation adjustment	—	(2)	(2)
Balance (net) at November 30, 2005	160	2,110	2,270
Goodwill acquired	116	—	116
Purchase price valuation adjustment	19	12	31
Balance (net) at November 30, 2006	$295	$2,122	$2,417

Note 7 Short-Term Borrowings

We obtain short-term financing on both a secured and unsecured basis. Secured financing is obtained through the use of repurchase agreements, securities loaned and other secured borrowings. The unsecured financing is generally obtained through short-term borrowings which include commercial paper, overdrafts, and the current portion of long-term borrowings maturing within one year of the financial statement date. Short-term borrowings consist of the following:

LEHMAN BROTHERS HOLDINGS INC.

Notes to Consolidated Financial Statements

Short-Term Borrowings

In millions
November 30	2006	2005
Current portion of long-term borrowings	$12,878	$8,410
Commercial paper	1,653	1,776
Other short-term debt	6,107	1,165
	$20,638	$11,351

At November 30, 2006 and 2005, the weighted-average interest rates for short-term borrowings, after the effect of hedging activities, were 5.39% and 4.24%, respectively.

At November 30, 2006, short-term borrowings include structured notes of approximately $3.8 billion carried at fair value in accordance with our adoption of SFAS 155. See Note 1, “Accounting and Regulatory Developments—SFAS 155,” for additional information.

Note 8 Deposits at Banks

Deposits at banks are held at both our U.S. and non–U.S. banks and are comprised of the following:

In millions
November 30	2006	2005
Time deposits	$20,213	$13,717
Savings deposits	1,199	1,350
	$21,412	$15,067

The weighted average contractual interest rates at November 30, 2006 and 2005 were 4.66% and 3.88%, respectively.

Note 9 Long-Term Borrowings

Long-term borrowings (excluding borrowings with remaining maturities within one year of the financial statement date) consist of the following:

In millions
November 30	2006	2005
Senior notes	$75,202	$50,492
Subordinated notes	3,238	1,381
Junior subordinated notes	2,738	2,026
	$81,178	$53,899

LEHMAN BROTHERS HOLDINGS INC.

Notes to Consolidated Financial Statements

Maturity Profile

The maturity dates of long-term borrowings are as follows:

	U.S. Dollar		Non-U.S. Dollar		Total
In millions	Fixed	Floating	Fixed	Floating
November 30	Rate	Rate	Rate	Rate	2006	2005

Maturing in fiscal 2007	$—	$—	$—	$—	$—	$13,503
Maturing in fiscal 2008	4,048	9,698	302	3,844	17,892	8,285
Maturing in fiscal 2009	1,623	6,424	491	5,045	13,583	5,654
Maturing in fiscal 2010	3,687	1,724	1,511	822	7,744	6,207
Maturing in fiscal 2011	2,184	2,537	1,146	6,545	12,412	2,267
December 1, 2011 and thereafter	10,129	3,852	5,358	10,208	29,547	17,983
	$21,671	$24,235	$8,808	$26,464	$81,178	$53,899

The weighted-average contractual interest rates on U.S. dollar and non–U.S. dollar borrowings were 5.21% and 3.15%, respectively, at November 30, 2006 and 5.14% and 2.96%, respectively, at November 30, 2005.

At November 30, 2006, $50 million of outstanding long-term borrowings are repayable at par value prior to maturity at the option of the holder. These obligations are reflected in the above table as maturing at their put dates, which range from fiscal 2008 to fiscal 2013, rather than at their contractual maturities, which range from fiscal 2008 to fiscal 2034. In addition, $10.4 billion of long-term borrowings are redeemable prior to maturity at our option under various terms and conditions. These obligations are reflected in the above table at their contractual maturity dates. Extendible debt structures totaling approximately $4.0 billion are shown in the above table at their earliest maturity dates. The maturity date of extendible debt is automatically extended unless the debt holders instruct us to redeem their debt at least one year prior to the earliest maturity date.

Included in long-term borrowings is $4.5 billion of structured notes with early redemption features linked to market prices or other triggering events (e.g., the downgrade of a reference obligation underlying a credit–linked note). In the above maturity table, these notes are shown at their contractual maturity dates.

At November 30, 2006, our U.S. dollar and non–U.S. dollar debt portfolios included approximately $8.5 billion and $11.6 billion, respectively, of structured notes for which the interest rates and/or redemption values are linked to the performance of an underlying measure (including industry baskets of stocks, commodities or credit events). Generally, such notes are issued as floating rate notes or the interest rates on such index notes are effectively converted to floating rates based primarily on LIBOR through the use of derivatives.

At November 30, 2006, Long-term borrowings include structured notes of approximately $11.0 billion carried at fair value in accordance with our adoption of SFAS 155. See Note 1, “Accounting and Regulatory Developments—SFAS 155,” above for additional information.

End–User Derivative Activities

We use a variety of derivative products including interest rate and currency swaps as an end-user to modify the interest rate characteristics of our long-term borrowing portfolio. We use interest rate swaps to convert a substantial portion of our fixed-rate debt to floating interest rates to more closely match the terms of assets being funded and to minimize interest rate risk. In addition, we use cross–currency swaps to hedge our exposure to foreign currency risk arising from our non–U.S. dollar debt obligations, after consideration of non–U.S. dollar assets that are funded with long-term debt obligations in the same currency. In certain instances, we may use two or more derivative contracts to manage the interest rate nature and/or currency exposure of an individual long-term borrowings issuance.

LEHMAN BROTHERS HOLDINGS INC.

Notes to Consolidated Financial Statements

End–User Derivative Activities resulted in the following mix of fixed and floating rate debt:

Long-Term Borrowings After End–User Derivative Activities

In millions
November 30, 2006
U.S. dollar obligations:
Fixed rate	$942
Floating rate	57,053
Total U.S. dollar obligations	57,995
Non–U.S. dollar obligations	23,183
$81,178
November 30, 2005
U.S. dollar obligations:
Fixed rate	$568
Floating rate	36,049
Total U.S. dollar obligations	36,617
Non–U.S. dollar obligations	17,282
$53,899

The weighted-average effective interest rates after End–User Derivative Activities on U.S. dollar, non–U.S. dollar, and total borrowings were 5.60%, 3.51%, and 5.00%, respectively, at November 30, 2006. The weighted-average effective interest rates after End–User Derivative Activities on U.S. dollar, non–U.S. dollar, and total borrowings were 4.65%, 2.63%, and 4.00%, respectively, at November 30, 2005.

Junior Subordinated Notes

Junior subordinated notes are notes issued to trusts or limited partnerships (collectively, the “Trusts”) which qualify as equity capital by leading rating agencies (subject to limitation). The Trusts were formed for the purposes of: (a) issuing securities representing ownership interests in the assets of the Trusts; (b) investing the proceeds of the Trusts in junior subordinated notes of Holdings; and (c) engaging in activities necessary and incidental thereto. The securities issued by the Trusts are comprised of the following:

In millions
November 30	2006	2005
Trust Preferred Securities:
Lehman Brothers Holdings Capital Trust III	$300	$300
Lehman Brothers Holdings Capital Trust IV	300	300
Lehman Brothers Holdings Capital Trust V	399	400
Lehman Brothers Holdings Capital Trust VI	225	225
Euro Perpetual Preferred Securities:
Lehman Brothers U.K. Capital Funding LP	231	207
Lehman Brothers U.K. Capital Funding II LP	329	294
Enhanced Capital Advantaged Preferred Securities (ECAPS®):
Lehman Brothers Holdings E-Capital Trust I	296	300
Enhanced Capital Advantaged Preferred Securities (Euro ECAPS®):
Lehman Brothers U.K. Capital Funding III L.P.	658	—
	$2,738	$2,026

LEHMAN BROTHERS HOLDINGS INC.

Notes to Consolidated Financial Statements

The following table summarizes the key terms of Trusts with outstanding securities at November 30, 2006:

Trusts Issued Securities

	Issuance	Mandatory	Redeemable by Issuer
November 30, 2006	Date	Redemption Date	on or after
Holdings Capital Trust III	March 2003	March 15, 2052	March 15, 2008
Holdings Capital Trust IV	October 2003	October 31, 2052	October 31, 2008
Holdings Capital Trust V	April 2004	April 22, 2053	April 22, 2009
Holdings Capital Trust VI	January 2005	January 18, 2054	January 18, 2010
U.K. Capital Funding LP	March 2005	Perpetual	March 30, 2010
U.K. Capital Funding II LP	September 2005	Perpetual	September 21, 2009
Holdings E-Capital Trust I	August 2005	August 19, 2065	August 19, 2010
U.K. Capital Funding III LP	February 2006	February 22, 2036	February 22, 2011

Credit Facilities

We use both committed and uncommitted bilateral and syndicated long-term bank facilities to complement our long-term debt issuance. In particular, Holdings maintains a $2.0 billion unsecured, committed revolving credit agreement with a syndicate of banks which expires in February 2009. In addition we maintain a $1.0 billion multi-currency unsecured, committed revolving credit facility with a syndicate of banks for Lehman Brothers Bankhaus AG, with a term of three and a half years expiring in April 2008. Our ability to borrow under such facilities is conditioned on complying with customary lending conditions and covenants. We have maintained compliance with the material covenants under these credit agreements at all times. As of November 30, 2006, there were no borrowings against either of these two credit facilities.

Note 10 Fair Value of Financial Instruments

We record financial instruments classified within long and short inventory (Financial instruments and other inventory positions owned, and Financial instruments and other inventory positions sold but not yet purchased) at fair value. Securities received as collateral and Obligation to return securities received as collateral also are carried at fair value. In addition, all off-balance-sheet financial instruments are carried at fair value including derivatives, guarantees and lending-related commitments.

Assets which are carried at contractual amounts that approximate fair value include: Cash and cash equivalents, Cash and securities segregated and on deposit for regulatory and other purposes, Receivables, and Other assets. Liabilities which are carried at contractual amounts that approximate fair value include: Short-term borrowings, Payables, and Accrued liabilities and other payables, and Deposits at banks. The market values of such items are not materially sensitive to shifts in market interest rates because of the limited term to maturity of these instruments and their variable interest rates.

Aside from structured notes carried at fair value under SFAS 155, long-term borrowings are carried at historical amounts unless designated as the hedged item in a fair value hedge. We carry the hedged debt on a modified mark-to-market basis, which amount could differ from fair value as a result of changes in our credit worthiness. At November 30, 2006, the carrying value of our long-term borrowings was approximately $250 million less than fair value; at November 30, 2005, the carrying value was $329 million less than fair value. The fair value of long-term borrowings was estimated using either quoted market prices or discounted cash flow analyses based on our current borrowing rates for similar types of borrowing arrangements.

We carry secured financing activities including Securities purchased under agreements to resell, Securities borrowed, Securities sold under agreements to repurchase, Securities loaned and Other secured borrowings, at their original contract amounts plus accrued interest. Because the majority of financing activities are short-term in nature, carrying values approximate fair value. At November 30, 2006 and 2005, we had approximately $390 billion and $337 billion, respectively, of secured financing activities. At November 30, 2006 and 2005, we used derivative financial instruments with an aggregate notional amount of $3.1 billion and $6.0 billion, respectively, to modify the interest rate characteristics of certain of our long-term secured financing activities. The total notional amount of these agreements had a weighted-average maturity of 3.8 years and 2.9 years at November 30, 2006 and 2005, respectively. At November

LEHMAN BROTHERS HOLDINGS INC.

Notes to Consolidated Financial Statements

30, 2006 and 2005, the carrying value associated with these long-term secured financing activities designated as the hedged instrument in fair value hedges, which approximated their fair value, was $3.1 billion and $6.0 billion, respectively.

Additionally, we had approximately $1.2 billion and $273 million of long-term fixed rate repurchase agreements at November 30, 2006 and 2005, respectively, for which we had unrecognized losses of $8 million and $11 million, respectively.

Note 11 Commitments, Contingencies and Guarantees

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

Lending-Related Commitments

The following table summarizes our lending-related commitments at November 30, 2006 and 2005:

							Total
		Amount of Commitment Expiration per Period				Contractual Amount
			2009-	2011-	2013 and	November	November
In millions	2007	2008	2010	2012	Later	30, 2006	30, 2005
High grade (1)	$3,424	$922	$5,931	$7,593	$75	$17,945	$14,039
High yield (2)	2,807	158	1,350	2,177	1,066	7,558	5,172
Mortgage commitments	10,728	752	500	210	56	12,246	9,417
Investment grade contingent acquisition facilities	1,918	—	—	—	—	1,918	3,915
Non-investment grade contingent acquisition facilities	12,571	195	—	—	—	12,766	4,738
Secured lending transactions, including forward starting resale and repurchase agreements	79,887	896	194	456	1,554	82,987	65,782

(1)       We view our net credit exposure for high grade commitments, after consideration of hedges, to be $4.9 billion and $5.4 billion at November 30, 2006 and 2005, respectively.

(2)       We view our net credit exposure for high yield commitments, after consideration of hedges, to be $5.9 billion and $4.4 billion at November 30, 2006 and 2005, respectively.

High grade and high yield. Through our high grade and high yield sales, trading and underwriting activities, we make commitments to extend credit in loan syndication transactions. We use various hedging and funding strategies to actively manage our market, credit and liquidity exposures on these commitments. We do not believe total commitments necessarily are indicative of actual risk or funding requirements because the commitments may not be drawn or fully used and such amounts are reported before consideration of hedges. These commitments and any related drawdowns of these facilities typically have fixed maturity dates and are contingent on certain representations, warranties and contractual conditions applicable to the borrower. We define high yield (non-investment grade) exposures as securities of loans to companies rated BB+ or lower or equivalent ratings by recognized credit rating agencies, as well as non-rated securities or loans that, in management’s opinion, are non-investment grade. We had commitments to investment grade borrowers of $17.9 billion (net credit exposure of $4.9 billion, after consideration of hedges) and $14.0 billion (net credit exposure of $5.4 billion, after consideration of hedges) at November 30, 2006 and 2005, respectively. We had commitments to non-investment grade borrowers of $7.6 billion (net credit exposure of $5.9 billion after consideration of hedges) and $5.2 billion (net credit exposure of $4.4 billion after consideration of hedges) at November 30, 2006 and 2005, respectively.

Mortgage commitments. We make commitments to extend mortgage loans. We use various hedging and funding strategies to actively manage our market, credit and liquidity exposures on these commitments. We do not believe total

LEHMAN BROTHERS HOLDINGS INC.

Notes to Consolidated Financial Statements

commitments necessarily are indicative of actual risk or funding requirements because the commitments may not be drawn or fully used and such amounts are reported before consideration of hedges. At November 30, 2006 and 2005, we had outstanding mortgage commitments of approximately $12.2 billion and $9.4 billion, respectively, including $7.0 billion and $7.7 billion of residential mortgages and $5.2 billion and $1.7 billion of commercial mortgages. The residential mortgage loan commitments require us to originate mortgage loans at the option of a borrower generally within 90 days at fixed interest rates. We sell residential mortgage loans, once originated, primarily through securitizations.

See Note 3, “Securitizations and Other Off-Balance Sheet Arrangements,” for additional information about our securitization activities.

Contingent acquisition facilities. From time to time we provide contingent commitments to investment and non-investment grade counterparties related to acquisition financing. Our expectation is, and our past practice has been, to distribute our obligations under these commitments to third parties through loan syndications if the transaction closes. We do not believe these commitments are necessarily indicative of our actual risk because the borrower may not complete a contemplated acquisition or, if the borrower completes the acquisition, it often will raise funds in the capital markets instead of drawing on our commitment. Additionally, in most cases, the borrower’s ability to draw is subject to there being no material adverse change in the borrower’s financial condition, among other factors. These commitments also generally contain certain flexible pricing features to adjust for changing market conditions prior to closing. We provided contingent commitments to investment grade counterparties related to acquisition financing of approximately $1.9 billion and $3.9 billion at November 30, 2006 and 2005, respectively. In addition, we provided contingent commitments to non-investment grade counterparties related to acquisition financing of approximately $12.8 billion and $4.7 billion at November 30, 2006 and 2005, respectively.

Secured lending transactions. In connection with our financing activities, we had outstanding commitments under certain collateralized lending arrangements of approximately $7.4 billion and $5.7 billion at November 30, 2006 and 2005, respectively. These commitments require borrowers to provide acceptable collateral, as defined in the agreements, when amounts are drawn under the lending facilities. Advances made under these lending arrangements typically are at variable interest rates and generally provide for over-collateralization. In addition, at November 30, 2006, we had commitments to enter into forward starting secured resale and repurchase agreements, primarily secured by government and government agency collateral, of $44.4 billion and $31.2 billion, respectively, compared with $38.6 billion and $21.5 billion, respectively, at November 30, 2005.

Other Commitments and Guarantees

The following table summarizes other commitments and guarantees at November 30, 2006 and November 30, 2005:

						Notional/
		Amount of Commitment Expiration per Period					Maximum Payout
			2009-	2011-	2013 and	November	November
In millions	2007	2008	2010	2012	Later	30, 2006	30, 2005
Derivative contracts (1)	$85,706	$71,102	$94,374	$102,505	$180,898	$534,585	$486,874
Municipal-securities-related commitments	835	35	602	77	50	1,599	4,105
Other commitments with variable interest entities	453	928	799	309	2,413	4,902	6,321
Standby letters of credit	2,380	—	—	—	—	2,380	2,608
Private equity and other principal investment commitments	462	282	294	50	—	1,088	927

(1)          We believe the fair value of these derivative contracts is a more relevant measure of the obligations because we believe the notional amount overstates the expected payout. At November 30, 2006 and 2005, the fair value of these derivative contracts approximated $9.3 billion and $8.2 billion, respectively.

Derivative contracts. In accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”), we disclose certain derivative contracts meeting the FIN 45 definition of a guarantee. Under FIN 45, derivative contracts are considered to be guarantees if these contracts require us to make payments to counterparties based on changes in an underlying

LEHMAN BROTHERS HOLDINGS INC.

Notes to Consolidated Financial Statements

instrument or index (e.g., security prices, interest rates, and currency rates) and include written credit default swaps, written put options, written foreign exchange and interest rate options. Derivative contracts are not considered guarantees if these contracts are cash settled and we have no basis to determine whether it is probable the derivative counterparty held the related underlying instrument at the inception of the contract. We have determined these conditions have been met for certain large financial institutions. Accordingly, when these conditions are met, we have not included these derivatives in our guarantee disclosures. At November 30, 2006 and 2005, the maximum payout value of derivative contracts deemed to meet the FIN 45 definition of a guarantee was approximately $535 billion and $487 billion, respectively. For purposes of determining maximum payout, notional values are used; however, we believe the fair value of these contracts is a more relevant measure of these obligations because we believe the notional amounts greatly overstate our expected payout. At November 30, 2006 and 2005, the fair value of these derivative contracts approximated $9.3 billion and $8.2 billion, respectively. In addition, all amounts included above are before consideration of hedging transactions. We substantially mitigate our risk on these contracts through hedges, using other derivative contracts and/or cash instruments. We manage risk associated with derivative guarantees consistent with our global risk management policies.

Municipal-securities-related commitments. At November 30, 2006 and 2005, we had municipal-securities-related commitments of approximately $1.6 billion and $4.1 billion, respectively, which are principally comprised of liquidity commitments related to trust certificates issued to investors backed by investment grade municipal securities. We believe our liquidity commitments to these trusts involve a low level of risk because our obligations are supported by investment grade securities and generally cease if the underlying assets are downgraded below investment grade or default. In certain instances, we also provide credit default protection to investors, which approximated $48 million and $500 million at November 30, 2006 and 2005, respectively.

Other Commitments with VIEs.We make certain liquidity commitments and guarantees associated with VIEs. We provided liquidity of approximately $1.0 billion and $1.9 billion at November 30, 2006 and 2005, respectively, which represented our maximum exposure to loss to commercial paper conduits in support of certain clients’ secured financing transactions. However, we believe our actual risk to be limited because these liquidity commitments are supported by over-collateralization with investment grade collateral.

In addition, we provide limited downside protection guarantees to investors in certain VIEs by guaranteeing return of their initial principal investment. Our maximum exposure to loss under these commitments was approximately $3.9 billion and $3.2 billion at November 30, 2006 and 2005, respectively. We believe our actual risk to be limited because our obligations are collateralized by the VIEs’ assets and contain significant constraints under which downside protection will be available (e.g., the VIE is required to liquidate assets in the event certain loss levels are triggered).

We also provided a guarantee totaling $1.2 billion at November 30, 2005 of collateral in a multi-seller conduit backed by short-term commercial paper assets. This commitment provided us with access to contingent liquidity of $1.2 billion as of November 30, 2005 in the event we had greater than anticipated draws under our lending commitments. This commitment expired in June 2006.

Standby letters of credit. At November 30, 2006 and 2005, we were contingently liable for $2.4 billion and $2.6 billion, respectively, of letters of credit primarily used to provide collateral for securities and commodities borrowed and to satisfy margin deposits at option and commodity exchanges.

Private equity and other principal investments. At November 30, 2006 and 2005, we had private equity and other principal investment commitments of approximately $1.1 billion and $0.9 billion, respectively.

Other. In the normal course of business, we provide guarantees to securities clearinghouses and exchanges. These guarantees generally are required under the standard membership agreements, such that members are required to guarantee the performance of other members. To mitigate these performance risks, the exchanges and clearinghouses often require members to post collateral.

In connection with certain asset sales and securitization transactions, including those associated with prime and subprime residential mortgage loans, we often make representations and warranties about the assets. Violations of these representations and warranties, such as early payment defaults by borrowers, may require us to repurchase loans previously sold, or indemnify the purchaser against any losses. To mitigate these risks, to the extent the assets being securitized may have been originated by third parties, we seek to obtain appropriate representations and warranties from these third parties when we are obligated to reacquire the assets. We have established reserves which we believe to be adequate in connection with such representations and warranties.

LEHMAN BROTHERS HOLDINGS INC.

Notes to Consolidated Financial Statements

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

Certain of our subsidiaries, as general partners, are contingently liable for the obligations of certain public and private limited partnerships. In our opinion, contingent liabilities, if any, for the obligations of such partnerships will not, in the aggregate, have a material adverse effect on our Consolidated Statement of Financial Condition or Consolidated Statement of Income.

In connection with certain acquisitions and investments, we agreed to pay additional consideration contingent on the acquired entity meeting or exceeding specified income, revenue or other performance thresholds. These payments will be recorded as amounts become determinable. At November 30, 2006, our estimated obligations related to these contingent consideration arrangements are $224 million.

Income Taxes

We are continuously under audit examination by the Internal Revenue Service (“IRS”) and other tax authorities in jurisdictions in which we conduct significant business activities, such as the United Kingdom, Japan and various U.S. states and localities. We regularly assess the likelihood of additional tax assessments in each of these tax jurisdictions and the related impact on our Consolidated Financial Statements. We have established tax reserves, which we believe to be adequate, in relation to the potential for additional tax assessments. Once established, tax reserves are adjusted only when additional information is obtained or an event occurs requiring a change to our tax reserves.

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

During 2004, we entered into a settlement with our insurance carriers relating to several large proceedings noticed to the carriers and initially occurring prior to January 2003. Under the terms of the insurance settlement, the insurance carriers agreed to pay us $280 million. During 2004, we also entered into a Memorandum of Understanding to settle the In re Enron Corporation Securities Litigation class action lawsuit for $223 million. The settlement with our insurance carriers and the settlement under the Memorandum of Understanding did not result in a net gain or loss in our Consolidated Statement of Income as the $280 million settlement with our insurance carriers represented an aggregate settlement associated with several matters, including Enron, WorldCom and other matters. See Part 1, Item 3, “Legal Proceedings” in this Form 10K for additional information about the Enron securities class action and related matters.

Lease Commitments

We lease office space and equipment throughout the world. Total rent expense for 2006, 2005 and 2004 was $181 million, $167 million and $135 million, respectively. Certain leases on office space contain escalation clauses providing for additional payments based on maintenance, utility and tax increases.

LEHMAN BROTHERS HOLDINGS INC.

Notes to Consolidated Financial Statements

Minimum future rental commitments under non-cancelable operating leases (net of subleases of $309 million) and future commitments under capital leases are as follows:

Minimum Future Rental Commitments Under Operating and Capital Lease Agreements

	Operating	Capital
In millions	Leases	Leases
Fiscal 2007	$176	$68
Fiscal 2008	168	74
Fiscal 2009	160	99
Fiscal 2010	156	101
Fiscal 2011	193	102
December 1, 2011 and thereafter	861	2,599
Total minimum lease payments	$1,714	3,043
Less: Amount representing interest		(1,635)
Present value of future minimum capital lease payments		$1,408

Note 12 Stockholders’ Equity

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

Preferred Stock

Holdings is authorized to issue a total of 24,999,000 shares of preferred stock. At November 30, 2006, Holdings had 798,000 shares issued and outstanding under various series as described below. All preferred stock has a dividend preference over Holdings’ common stock in the paying of dividends and a preference in the liquidation of assets.

Series C. On May 11, 1998, Holdings issued 5,000,000 Depositary Shares, each representing 1/10th of a share of 5.94% Cumulative Preferred Stock, Series C (“Series C Preferred Stock”), $1.00 par value. The shares of Series C Preferred Stock have a redemption price of $500 per share, together with accrued and unpaid dividends. Holdings may redeem any or all of the outstanding shares of Series C Preferred Stock beginning on May 31, 2008. The $250 million redemption value of the shares outstanding at November 30, 2006 is classified in the Consolidated Statement of Financial Condition as a component of Preferred stock.

Series D. On July 21, 1998, Holdings issued 4,000,000 Depositary Shares, each representing 1/100th of a share of 5.67% Cumulative Preferred Stock, Series D (“Series D Preferred Stock”), $1.00 par value. The shares of Series D Preferred Stock have a redemption price of $5,000 per share, together with accrued and unpaid dividends. Holdings may redeem any or all of the outstanding shares of Series D Preferred Stock beginning on August 31, 2008. The $200 million redemption value of the shares outstanding at November 30, 2006 is classified in the Consolidated Statement of Financial Condition as a component of Preferred stock.

Series E. On March 28, 2000, Holdings issued 5,000,000 Depositary Shares, each representing 1/100th of a share of Fixed/Adjustable Rate Cumulative Preferred Stock, Series E (“Series E Preferred Stock”), $1.00 par value. The initial cumulative dividend rate on the Series E Preferred Stock was 7.115% per annum through May 31, 2005. On May 31, 2005, Holdings redeemed all of our issued and outstanding shares, together with accumulated and unpaid dividends.

Series F. On August 20, 2003, Holdings issued 13,800,000 Depositary Shares, each representing 1/100th of a share of 6.50% Cumulative Preferred Stock, Series F (“Series F Preferred Stock”), $1.00 par value. The shares of Series F Preferred Stock have a redemption price of $2,500 per share, together with accrued and unpaid dividends. Holdings may redeem any or all of the outstanding shares of Series F Preferred Stock beginning on August 31, 2008. The $345 million redemption value of the shares outstanding at November 30, 2006 is classified in the Consolidated Statement of Financial Condition as a component of Preferred stock.

LEHMAN BROTHERS HOLDINGS INC.

Notes to Consolidated Financial Statements

Series G. On January 30, 2004 and August 16, 2004, Holdings issued in the aggregate 12,000,000 Depositary Shares, each representing 1/100th of a share of Holdings’ Floating Rate Cumulative Preferred Stock, Series G (“Series G Preferred Stock”), $1.00 par value, for a total of $300 million. Dividends on the Series G Preferred Stock are payable at a floating rate per annum of one-month LIBOR plus 0.75%, with a floor of 3.0% per annum. The Series G Preferred Stock has a redemption price of $2,500 per share, together with accrued and unpaid dividends. Holdings may redeem any or all of the outstanding shares of Series G Preferred Stock beginning on February 15, 2009. The $300 million redemption value of the shares outstanding at November 30, 2006 is classified in the Consolidated Statement of Financial Condition as a component of Preferred stock.

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

Common Stock

Dividends declared per common share were $0.48, $0.40 and $0.32 in 2006, 2005 and 2004, respectively. During the years ended November 30, 2006, 2005 and 2004, we repurchased or acquired shares of our common stock at an aggregate cost of approximately $3.7 billion, $4.2 billion and $2.3 billion, respectively, or $69.61, $51.59, and $39.10 per share, respectively. These shares were acquired in the open market and from employees who tendered mature shares to pay for the exercise cost of stock options or for statutory tax withholding obligations on restricted stock unit (“RSU”) issuances or option exercises.

Changes in the number of shares of common stock outstanding are as follows:

Common Stock

November 30	2006	2005	2004
Shares outstanding, beginning of period	542,874,206	548,318,822	533,358,112
Exercise of stock options and other share issuances	22,374,748	53,142,714	36,948,844
Shares issued to the RSU Trust	21,000,000	22,000,000	36,000,000
Treasury stock acquisitions	(52,880,759)	(80,587,330)	(57,988,134)
Shares outstanding, end of period	533,368,195	542,874,206	548,318,822

In 1997, we established an irrevocable grantor trust (the “RSU Trust”) to provide common stock voting rights to employees who hold outstanding RSUs and to encourage employees to think and act like owners. In 2006, 2005 and 2004, we transferred 21 million, 22 million and 36 million treasury shares, respectively, into the RSU Trust. At November 30, 2006, approximately 64.7 million shares were held in the RSU Trust with a total value of approximately $1.7 billion. These shares are valued at weighted-average grant prices. Shares transferred to the RSU Trust do not affect the total number of shares used in the calculation of basic and diluted earnings per share because we include amortized RSUs in the calculations. Accordingly, the RSU Trust has no effect on total equity, net income or earnings per share.

Note 13 Regulatory Requirements

Holdings is regulated by the SEC as a consolidated supervised entity (“CSE”). As such, it is subject to group-wide supervision and examination by the SEC, and must comply with rules regarding the measurement, management and reporting of market, credit, liquidity, legal and operational risk. As of November 30, 2006, Holdings was in compliance with the CSE capital requirements and held allowable capital in excess of the minimum capital requirements on a consolidated basis.

LEHMAN BROTHERS HOLDINGS INC.

Notes to Consolidated Financial Statements

In the United States, LBI and Neuberger Berman, LLC (“NBLLC”) are registered broker dealers that are subject to SEC Rule 15c3-1 and Rule 1.17 of the Commodity Futures Trading Commission (“CFTC”), which specify minimum net capital requirements for their registrants. LBI and NBLLC have consistently operated in excess of their respective regulatory capital requirements. As of November 30, 2006, LBI had net capital of $4.7 billion, which exceeded the minimum net capital requirement by $4.2 billion. As of November 30, 2006, NBLLC had net capital of $191 million, which exceeded the minimum net capital requirement by $178 million.

Effective December 1, 2005, the SEC approved LBI’s use of Appendix E of the Net Capital Rule which establishes alternative net capital requirements for broker-dealers that are part of CSEs. Appendix E allows LBI to calculate net capital charges for market risk and derivatives-related credit risk based on internal risk models provided that LBI holds tentative net capital in excess of $1 billion and net capital in excess of $500 million. Additionally, LBI is required to notify the SEC in the event that its tentative net capital is less than $5 billion. As of November 30, 2006, LBI had tentative net capital in excess of both the minimum and notification requirements.

Lehman Brothers International (Europe) (“LBIE”), a United Kingdom registered broker-dealer and subsidiary of Holdings, is subject to the capital requirements of the Financial Services Authority (“FSA”) of the United Kingdom. Financial resources, as defined, must exceed the total financial resources requirement of the FSA. At November 30, 2006, LBIE’s financial resources of approximately $9.2 billion exceeded the minimum requirement by approximately $2.0 billion. Lehman Brothers Japan Inc., a regulated broker-dealer, is subject to the capital requirements of the Financial Services Agency and, at November 30, 2006, had net capital of approximately $896 million, which was approximately $436 million in excess of the specified levels required.

Lehman Brothers Bank, FSB (“LBB”), our thrift subsidiary, is regulated by the Office of Thrift Supervision (“OTS”). Lehman Brothers Commercial Bank (“LBCB”), our Utah industrial bank subsidiary established during 2005, is regulated by the Utah Department of Financial Institutions and the Federal Deposit Insurance Corporation. LBB and LBCB exceed all regulatory capital requirements and are considered to be well capitalized as of November 30, 2006. Lehman Brothers Bankhaus AG (“Bankhaus”), a German commercial bank, is subject to the capital requirements of the Federal Financial Supervisory Authority of the German Federal Republic. At November 30, 2006, Bankhaus’ financial resources, as defined, exceed its minimum financial resources requirement. Overall, these bank institutions have raised $21.4 billion and $15.1 billion of customer deposit liabilities as of November 30, 2006 and November 30, 2005, respectively.

Certain other subsidiaries are subject to various securities, commodities and banking regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. At November 30, 2006, these other subsidiaries were in compliance with their applicable local capital adequacy requirements.

In addition, our “AAA” rated derivatives subsidiaries, Lehman Brothers Financial Products Inc. (“LBFP”) and Lehman Brothers Derivative Products Inc. (“LBDP”), have established certain capital and operating restrictions that are reviewed by various rating agencies. At November 30, 2006, LBFP and LBDP each had capital that exceeded the requirements of the rating agencies.

The regulatory rules referred to above, and certain covenants contained in various debt agreements, may restrict Holdings’ ability to withdraw capital from its regulated subsidiaries, which in turn could limit its ability to pay dividends to shareholders. At November 30, 2006, approximately $8.1 billion of net assets of subsidiaries were restricted as to the payment of dividends to Holdings. In the normal course of business, Holdings provides guarantees of certain activities of its subsidiaries, including our fixed income derivative business conducted through Lehman Brothers Special Financing Inc.

LEHMAN BROTHERS HOLDINGS INC.

Notes to Consolidated Financial Statements

Note 14 Earnings per Share

Earnings per share was calculated as follows:

Earnings per Share

In millions, except per share data
Year ended November 30	2006	2005	2004
Numerator:
Net income	$4,007	$3,260	$2,369
Preferred stock dividends	66	69	72
Numerator for basic earnings per share—net income applicable to common stock	$3,941	$3,191	$2,297
Denominator:
Denominator for basic earnings per share—weighted-average common shares	543.0	556.3	549.4
Effect of dilutive securities:
Employee stock options	29.1	25.4	27.6
Restricted stock units	6.3	5.5	4.5
Dilutive potential common shares	35.4	30.9	32.1

Denominator for diluted earnings per share—weighted-average common and dilutive potential common shares (1)	578.4	587.2	581.5
Basic earnings per share	$7.26	$5.74	$4.18
Diluted earnings per share	$6.81	$5.43	$3.95

(1)	Anti-dilutive options and restricted stock units excluded from the
	calculations of diluted earnings per share	4.4	8.7	4.1

On April 5, 2006, our Board of Directors approved a 2-for-1 common stock split, in the form of a stock dividend that was effected on April 28, 2006. See Note 12, “Stockholders’ Equity,” for additional information about the stock split.

Note 15 Share-Based Employee Incentive Plans

We adopted the fair value recognition provisions for share-based awards pursuant to SFAS 123(R) effective as of the beginning of the 2006 fiscal year. See Note 1, “Summary of Significant Accounting Policies–Accounting and Regulatory Developments” for a further discussion.

We sponsor several share-based employee incentive plans. Amortization of compensation costs for grants awarded under these plans was approximately $1,007 million, $1,055 million and $800 million during 2006, 2005 and 2004, respectively. Not included in the $1,007 million of 2006 amortization expense is $699 million of stock awards granted to retirement eligible employees in December 2006, which were accrued as compensation expense in fiscal 2006. The total income tax benefit recognized in the Consolidated Statement of Income associated with the above amortization expense was $421 million, $457 million and $345 million during 2006, 2005 and 2004, respectively.

At November 30, 2006, unrecognized compensation cost related to nonvested stock option and RSU awards totaled $1.8 billion. The cost of these non-vested awards is expected to be recognized over a weighted-average period of approximately 4.4 years.

Below is a description of our share-based employee incentive compensation plans.

Share-Based Employee Incentive Plans

We sponsor several share-based employee incentive plans. The total number of shares of common stock remaining available for future awards under these plans at November 30, 2006, was 42.2 million (not including shares that may be returned to the Stock Incentive Plan as described below, but including an additional 0.4 million shares authorized for issuance under the 1994 Plan that have been reserved solely for issuance in respect of dividends on outstanding awards under this plan). In connection with awards made under our share-based employee incentive plans, we are authorized to issue shares of common stock held in treasury or newly-issued shares.

LEHMAN BROTHERS HOLDINGS INC.

Notes to Consolidated Financial Statements

1994 and 1996 Management Ownership Plans and Employee Incentive Plan. The Lehman Brothers Holdings Inc. 1994 Management Ownership Plan (the “1994 Plan”), the Lehman Brothers Holdings Inc. 1996 Management Ownership Plan (the “1996 Plan”), and the Lehman Brothers Holdings Inc. Employee Incentive Plan (the “EIP”) all expired following the completion of their various terms. These plans provided for the issuance of RSUs, performance stock units (“PSUs”), stock options and other share-based awards to eligible employees. At November 30, 2006, awards with respect to 607.2 million shares of common stock have been made under these plans, of which 163.1 million are outstanding and 444.1 million have been converted to freely transferable common stock.

Stock Incentive Plan. The Stock Incentive Plan (the “SIP”) has a 10-year term ending in May 2015, with provisions similar to the previous plans.  The SIP authorized the issuance of up to the total of (i) 20.0 million shares, plus (ii) the 33.5 million shares authorized for issuance under the 1996 Plan and the EIP that remained unawarded upon their expiration, plus (iii) any shares subject to repurchase or forfeiture rights under the 1996 Plan, the EIP or the 2005 SIP that are reacquired by the Company, or the award of which is canceled, terminates, expires or for any other reason is not payable, plus (iv) any shares withheld or delivered pursuant to the terms of the 2005 SIP in payment of any applicable exercise price or tax withholding obligation. Awards with respect to 14.4 million shares of common stock have been made under the SIP as of November 30, 2006, most of which are outstanding.

1999 Long-Term Incentive Plan. The 1999 Neuberger Berman Inc. Long-Term Incentive Plan (the “LTIP”) provides for the grant of restricted stock, restricted units, incentive stock, incentive units, deferred shares, supplemental units and stock options. The total number of shares of common stock that may be issued under the LTIP is 15.4 million. At November 30, 2006, awards with respect to approximately 14.1 million shares of common stock had been made under the LTIP, of which 5.0 million were outstanding.

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

The fair value of RSUs converted to common stock without restrictions during the year ended November 30, 2006 was $1.9 billion. Compensation costs previously recognized and tax benefits recognized in equity upon issuance of these awards were approximately $1.2 billion.

The following table summarizes RSU activity for the years ended November 30, 2006, 2005 and 2004:

Restricted Stock Units

	2006	2005	2004
Balance, beginning of year	120,417,674	128,484,786	128,686,626
Granted	8,251,700	27,930,284	29,798,024
Canceled	(2,317,009)	(3,025,908)	(2,552,004)
Exchanged for stock without restrictions	(25,904,367)	(32,971,488)	(27,447,860)
Balance, end of year	100,447,998	120,417,674	128,484,786
Shares held in RSU trust	(64,715,853)	(69,117,768)	(77,722,136)
RSUs outstanding, net of shares held in RSU trust	35,732,145	51,299,906	50,762,650

LEHMAN BROTHERS HOLDINGS INC.

Notes to Consolidated Financial Statements

The above table does not include approximately 34.7 million of RSUs which were granted to employees on December 8, 2006, comprised of 11.0 million awarded to retirement eligible employees and expensed in fiscal 2006 and 23.7 million awarded to employees and subject to future vesting provisions. Therefore, after this grant, there were approximately 70.4 million RSUs outstanding, net of shares held in the RSU trust.

Of the 100.4 million RSUs outstanding at November 30, 2006, approximately 65.8 million were amortized and included in basic earnings per share. Approximately 14.5 million of the RSUs outstanding at November 30, 2006 will be amortized during 2007, and the remainder will be amortized subsequent to 2007.  Of the 23.7 million RSUs awarded on December 8, 2006 to non-retirement eligible employees and subject to future vesting provisions, approximately 8.7 million will be amortized during 2007.

The above table includes approximately 5.8 million RSUs awarded to certain senior officers, the terms of which were modified in 2006 (the “Modified RSUs”). The original RSUs resulted from PSUs for which the performance periods have expired, but which were not previously converted into RSUs as their vesting was contingent upon a change in control of the Company or certain other specified circumstances as determined by the Compensation and Benefits Committee of the Board of Directors (the “CIC RSUs”). On November 30, 2006, with the approval of the Compensation and Benefits Committee, each executive agreed to a modification of the vesting terms of the CIC RSUs to eliminate the change in control provisions and to provide for vesting in ten equal annual installments from 2007 to 2016, provided the executive continues to be an employee on the vesting date of the respective installment. Vested installments will remain subject to forfeiture for detrimental behavior for an additional two years, after which time they will convert to Common Stock on a one-for-one basis and be issued to the executive. The Modified RSUs will vest (and convert to Common Stock and be issued) earlier only upon death, disability or certain government service approved by the Compensation Committee. Dividends will be payable by the Corporation on the Modified RSUs from the date of their modification and will be reinvested in additional RSUs with the same terms.

Also included in the previous table are PSUs for which the number of RSUs to be earned was dependent on achieving certain performance levels within predetermined performance periods. During the performance period, these PSUs were accounted for as variable awards. At the end of the performance period, any PSUs earned converted one-for-one to RSUs that then vest in three or more years. At November 30, 2006, all performance periods have been completed and any PSUs earned have been converted into RSUs. The compensation cost for the RSUs payable in satisfaction of PSUs is accrued over the combined performance and vesting periods.

Stock Options

Employees and Directors may receive stock options, in lieu of cash, as a portion of their total compensation.  Options generally become exercisable over a one- to five-year period and generally expire 5 to 10 years from the date of grant, subject to accelerated expiration upon termination of employment.

We use the Black-Scholes option-pricing model to measure the grant date fair value of stock options granted to employees. Stock options granted have exercise prices equal to the market price of our common stock on the grant date. The principal assumptions utilized in valuing options and our methodology for estimating such model inputs include: 1) risk-free interest rate - estimate is based on the yield of U.S. zero coupon securities with a maturity equal to the expected life of the option; 2) expected volatility - estimate is based on the historical volatility of our common stock for the three years preceding the award date, the implied volatility of market-traded options on our common stock on the grant date and other factors; and 3) expected option life - estimate is based on internal studies of historical and projected exercise behavior based on different employee groups and specific option characteristics, including the effect of employee terminations. Based on the results of the model, the weighted-average fair value of stock options granted were $15.83, $13.24 and $9.63 for 2006, 2005 and 2004, respectively. The weighted-average assumptions used for 2006, 2005 and 2004 were as follows:

Weighted Average Black-Scholes Assumptions

Year ended November 30	2006	2005	2004
Risk-free interest rate	4.49%	3.97%	3.04%
Expected volatility	23.08%	23.73%	28.09%
Dividends per share	$0.48	$0.40	$0.32
Expected life	4.5 years	3.9 years	3.7 years

LEHMAN BROTHERS HOLDINGS INC.

Notes to Consolidated Financial Statements

The valuation technique takes into account the specific terms and conditions of the stock options granted including vesting period, termination provisions, intrinsic value and time dependent exercise behavior.

The following table summarizes stock option activity for the years ended November 30, 2006, 2005 and 2004:

Stock Option Activity

		Weighted-Average	Expiration
	Options	Exercise Price	Dates
Balance, November 30, 2003	173,493,300	$25.11	12/03—11/13
Granted	10,847,192	$40.37
Exercised	(34,334,704)	$18.18
Canceled	(2,918,598)	$28.24
Balance, November 30, 2004	147,087,190	$27.79	12/04—11/14
Granted	7,048,026	$55.77
Exercised	(51,075,484)	$24.38
Canceled	(1,309,406)	$33.38
Balance, November 30, 2005	101,750,326	$31.36	12/05—11/15
Granted	2,670,400	$66.14
Exercised	(22,453,729)	$28.38
Canceled	(570,626)	$31.63
Balance, November 30, 2006	81,396,371	$33.32	12/06—5/16

The total intrinsic value of stock options exercised in 2006 was $956 million for which compensation costs previously recognized and tax benefits recognized in equity upon issuance totaled approximately $385 million. Cash received from the exercise of stock options in 2006 totaled $637 million.

The table below provides additional information related to stock options outstanding:

	Outstanding			Options Exercisable
November 30	2006	2005	2004	2006	2005	2004
Number of options	81,396,371	101,750,326	147,087,190	54,561,355	52,638,434	68,713,842
Weighted-average exercise price	$33.32	$31.36	$27.79	$30.12	$27.65	$24.67
Aggregate intrinsic value (in millions)	$3,284	$3,222	$2,082	$2,376	$1,861	$1,184
Weighted-average remaining contractual terms in years	4.84	5.46	5.73	4.25	4.58	5.49

At November 30, 2006, the number of options outstanding, net of projected forfeitures, was approximately 80.0 million shares, with a weighted-average exercise price of $33.15, aggregate intrinsic value of $3.2 billion, and weighted-average remaining contractual terms of 4.82 years.

At November 30, 2006, the intrinsic value of unexercised vested options was approximately $2.4 billion for which compensation cost and tax benefits expected to be recognized in equity, upon issuance, are approximately $1.0 billion.

LEHMAN BROTHERS HOLDINGS INC.

Notes to Consolidated Financial Statements

Restricted Stock

In addition to RSUs, we also continue to issue restricted stock to certain Neuberger employees under the LTIP. The following table summarizes restricted stock activity for the years ended November 30, 2006, 2005 and 2004:

	2006	2005	2004
Balance, beginning of year	1,042,376	1,541,692	1,611,174
Granted	43,520	15,534	447,778
Canceled	(6,430)	(37,446)	(54,650)
Exchanged for stock without restrictions	(407,510)	(477,404)	(462,610)
Balance, end of year	671,956	1,042,376	1,541,692

At November 30, 2006, there were 671,956 shares of restricted stock outstanding. The fair value of the 407,510 shares of restricted stock that became freely tradable in 2006 was approximately $28 million.

SFAS 123(R)

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

The following table sets forth the pro forma compensation cost that would have been reported for the years ended November 30, 2006, 2005 and 2004 if share-based awards granted to retirement-eligible employees, and those with non-substantive non-compete agreements had been expensed immediately as required by SFAS 123(R):

Pro Forma Compensation Cost

In millions
Year ended November 30,	2006	2005	2004
Compensation and benefits, as reported	$8,669	$7,213	$5,730
Effect of immediately expensing share-based awards granted to retirement-eligible employees (1)	(656)	438	308
Pro forma compensation and benefit costs	$8,013	$7,651	$6,038

(1)          The 2006 pro forma impact represents the presumed benefit as if we had amortized pre-2006 awards granted to retirement eligible employees and those with non-substantive non-compete agreements immediately, as these awards would have been expensed as of the grant date. Compensation and benefits, as reported for 2006, includes amortization associated with these pre-2006 awards. The adoption of SFAS 123(R) did not have a material effect on compensation and benefits expense for the year ended November 30, 2006. See Note 1, “Summary of Significant Accounting Policies—Accounting and Regulatory Developments.”

Stock Repurchase Program

We maintain a stock repurchase program to manage our equity capital. Our stock repurchase program is effected through regular open-market purchases, as well as through employee transactions where employees tender shares of common stock to pay for the exercise price of stock options and the required tax withholding obligations upon option exercises and conversion of RSUs to freely-tradable common stock. In January 2007, our Board of Directors authorized the repurchase, subject to market conditions, of up to 100 million shares of Holdings common stock for the management of our equity capital, including offsetting dilution due to employee stock awards.  This authorization supersedes the stock repurchase program authorized in 2006. During 2006, we repurchased approximately 38.9 million of our common stock through open-market purchases at an aggregate cost of $2.7 billion, or $68.80 per share. In addition, we withheld approximately 14.0 million shares of common stock from employees at an equivalent cost of approximately $1.0 billion.

LEHMAN BROTHERS HOLDINGS INC.

Notes to Consolidated Financial Statements

Note 16 Employee Benefit Plans

We provide both funded and unfunded noncontributory defined benefit pension plans for the majority of our employees worldwide. In addition, we provide certain other postretirement benefits, primarily health care and life insurance, to eligible employees. We use a November 30 measurement date for the majority of our plans. The following tables summarize these plans:

Defined Benefit Plans

	Pension Benefits				Other Postretirement
In millions	U.S.		Non–U.S.		Benefits
November 30	2006	2005	2006	2005	2006	2005
Change in benefit obligation
Benefit obligation at beginning of year	$1,017	$947	$399	$377	$60	$69
Service cost	47	40	8	8	1	2
Interest cost	61	56	20	19	3	3
Plan amendment	3	5	—	—	—	—
Actuarial loss (gain)	69	(2)	37	41	2	(9)
Benefits paid	(29)	(29)	(7)	(7)	(5)	(5)
Foreign currency exchange rate changes	—	—	57	(39)	—	—
Benefit obligation at end of year	1,168	1,017	514	399	61	60
Change in plan assets
Fair value of plan assets at beginning of year	1,030	887	378	357	—	—
Actual return on plan assets, net of expenses	96	72	43	59	—	—
Employer contribution	50	100	26	5	5	5
Benefits paid	(29)	(29)	(6)	(7)	(5)	(5)
Foreign currency exchange rate changes	—	—	53	(36)	—	—
Fair value of plan assets at end of year	1,147	1,030	494	378	—	—
Funded (underfunded) status	(21)	13	(20)	(21)	(61)	(60)
Unrecognized net actuarial loss (gain)	455	438	161	133	(9)	(11)
Unrecognized prior service cost (benefit)	30	31	1	1	(1)	(2)
Prepaid (accrued) benefit cost	$464	$482	$142	$113	$(71)	$(73)
Accumulated benefit obligation—funded plans	$1,020	$899	$490	$375
Accumulated benefit obligation—unfunded plan(1)	76	63	—	7

(1)             A liability is recognized in the Consolidated Statement of Financial Condition for the unfunded plan.

Weighted-Average Assumptions Used to Determine Benefit Obligations at November 30

Discount rate	5.73%	5.98%	4.82%	4.80%	5.70%	5.83%
Rate of compensation increase	5.00%	5.00%	4.30%	4.30%

LEHMAN BROTHERS HOLDINGS INC.

Notes to Consolidated Financial Statements

Components of Net Periodic Cost

	Pension Benefits						Postretirement
In millions	U.S. Pensions			Non—U.S.			Benefits
Year ended November 30	2006	2005	2004	2006	2005	2004	2006	2005	2004
Service cost	$49	$42	$34	$8	$7	$6	$2	$2	$2
Interest cost	61	56	50	20	19	16	3	3	4
Expected return on plan assets	(76)	(74)	(69)	(26)	(24)	(22)	—	—	—
Amortization of net actuarial loss	30	33	31	10	11	7	—	—	—
Amortization of prior service cost	4	3	3	1	1	1	(1)	(1)	(1)
Net periodic cost	$68	$60	$49	$13	$14	$8	$4	$4	$5

Weighted-Average Assumptions Used to Determine Net Periodic Cost for the Years Ended November 30

Discount rate	5.98%	5.90%	6.15%	4.82%	4.80%	5.21%	5.70%	5.90%	6.15%
Expected return on plan assets	7.50%	8.50%	8.50%	6.57%	6.96%	6.94%
Rate of compensation increase	5.00%	5.00%	4.90%	4.30%	4.30%	4.28%

Return on Plan Assets

U.S. and non–U.S. Plans. Establishing the expected rate of return on pension assets requires judgment. We consider the following factors in determining this assumption:

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

LEHMAN BROTHERS HOLDINGS INC.

Notes to Consolidated Financial Statements

Non–U.S. plans. Non–U.S. pension plan assets are invested with several investment managers across a range of different asset classes. The strategic target of plan asset allocation is approximately 75% equities, 20% fixed income and 5% real estate.

Weighted-average plan asset allocations were as follows:

	U.S. Plans		Non–U.S. Plans
November 30	2006	2005	2006	2005
Equity securities	72%	64%	72%	75%
Fixed income securities	23	24	14	16
Real estate	—	2	5	5
Cash	5	10	9	4
	100%	100%	100%	100%

Expected Contributions for the Fiscal Year Ending November 30, 2007

We do not expect it to be necessary to contribute to our U.S. pension plans in the fiscal year ending November 30, 2007. We expect to contribute approximately $25 million to our non–U.S. pension plans in the fiscal year ending November 30, 2007.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension
In millions	U.S.	Non–U.S.	Postretirement
Fiscal 2007	$34	$10	$6
Fiscal 2008	37	4	6
Fiscal 2009	40	4	6
Fiscal 2010	42	5	6
Fiscal 2011	45	5	5
Fiscal 2012—2016	284	40	26

Postretirement Benefits

Assumed health care cost trend rates were as follows:

November 30	2006	2005
Health care cost trend rate assumed for next year	9%	9%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5%	5%
Year the rate reaches the ultimate trend rate	2011	2010

A one-percentage-point change in assumed health care cost trend rates would be immaterial to our other postretirement plans.

LEHMAN BROTHERS HOLDINGS INC.

Notes to Consolidated Financial Statements

Note 17 Income Taxes

We file a consolidated U.S. federal income tax return reflecting the income of Holdings and its subsidiaries. The provision for income taxes consists of the following:

Provision for Income Taxes

In millions
Year ended November 30	2006	2005	2004
Current:
Federal	$1,024	$1,037	$471
State	91	265	143
Foreign	890	769	585
	2,005	2,071	1,199
Deferred:
Federal	(80)	(634)	3
State	(22)	(59)	39
Foreign	42	191	(116)
	(60)	(502)	(74)
Provision for income taxes	$1,945	$1,569	$1,125

Income before taxes included $2,667 million, $1,880 million and $733 million that also were subject to income taxes of foreign jurisdictions for 2006, 2005 and 2004, respectively.

The income tax provision differs from that computed by using the statutory federal income tax rate for the reasons shown below:

Reconciliation of Provision for Income Taxes to Federal Income Taxes at Statutory Rate

In millions
Year ended November 30	2006	2005	2004
Federal income taxes at statutory rate	$2,068	$1,690	$1,231
State and local taxes	45	134	119
Tax-exempt income	(125)	(135)	(135)
Foreign operations	(17)	(113)	(66)
Other, net	(26)	(7)	(24)
Provision for income taxes	$1,945	$1,569	$1,125

The provision for income taxes resulted in effective tax rates of 32.9%, 32.5% and 32.0% for 2006, 2005 and 2004, respectively. The increases in the effective tax rates in 2006 and 2005 compared with the prior years were primarily due to an increase in level of pretax earnings which minimizes the impact of certain tax benefit items, and in 2006 a net reduction in certain benefits from foreign operations, partially offset by a reduction in state and local taxes due to favorable audit settlements in 2006 and 2005.

Income tax benefits related to employee stock compensation plans of approximately $836 million, $1,005 million and $468 million in 2006, 2005 and 2004, respectively, were allocated to Additional paid-in capital.

In 2006 and 2005, we recorded income tax charges of $2 million and $1 million, respectively, and an income tax benefit in 2004 of $2 million from the translation of foreign currencies, which was recorded directly in Accumulated other comprehensive income.

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

LEHMAN BROTHERS HOLDINGS INC.

Notes to Consolidated Financial Statements

At November 30, 2006 and 2005, deferred tax assets and liabilities consisted of the following:

Deferred Tax Assets and Liabilities

In millions
November 30	2006	2005
Deferred tax assets:
Liabilities and other accruals not currently deductible	$415	$377
Deferred compensation	1,657	1,218
Unrealized investment activity	251	453
Foreign tax credits including carryforwards	214	214
Foreign operations (net of associated tax credits)	709	760
Net operating loss carryforwards	64	53
Other	91	251
Total deferred tax assets	3,401	3,326
Less: valuation allowance	(5)	(5)
Total deferred tax assets, net of valuation allowance	3,396	3,321
Deferred tax liabilities:
Excess tax over financial depreciation, net	(103)	(57)
Acquired intangibles	(384)	(404)
Pension and retirement costs	(192)	(216)
Other	(47)	(27)
Total deferred tax liabilities	(726)	(704)
Net deferred tax assets	$2,670	$2,617

Net deferred tax assets are included in Other assets in the Consolidated Statement of Financial Condition.

We have permanently reinvested earnings in certain foreign subsidiaries. At November 30, 2006, $2.4 billion of accumulated earnings were permanently reinvested. At current tax rates, additional Federal income taxes (net of available tax credits) of approximately $500 million would become payable if such income were to be repatriated.

We have approximately $182 million of Federal net operating loss carryforwards that are subject to separate company limitations.   Substantially all of these net operating loss carryforwards begin to expire between 2023 and 2026.  At November 30, 2006, the $5 million deferred tax asset valuation allowance relates to federal net operating loss carryforwards of an acquired entity that is subject to separate company limitations.  If future circumstances permit the recognition of the acquired tax benefit, goodwill will be reduced.

We are under continuous examination by the Internal Revenue Service (“IRS”), and other tax authorities in major operating jurisdictions such as the United Kingdom and Japan, and in various states in which the Company has significant operations, such as New York. The Company regularly assesses the likelihood of additional assessments in each tax jurisdiction and the impact on the Consolidated Financial Statements. Tax reserves have been established, which we believe to be adequate with regards to the potential for additional exposure. Once established, reserves are adjusted only when additional information is obtained or an event requiring a change to the reserve occurs. Management believes the resolution of these uncertain tax positions will not have a material impact on the financial condition of the Company; however resolution could have an impact on our effective tax rate in any one particular period.

During 2006, the IRS completed its 1997 through 2000 federal income tax examination, which resulted in unresolved issues asserted by the IRS that challenge certain of our tax positions (the “proposed adjustments”). We believe our positions comply with the applicable tax law and intend to vigorously dispute the proposed adjustments through the judicial procedures, as appropriate.  We believe that we have adequate tax reserves in relation to these unresolved issues. However, it is possible that amounts greater than our reserves could be incurred, which we estimate would not exceed $100 million.

LEHMAN BROTHERS HOLDINGS INC.

Notes to Consolidated Financial Statements

Note 18 Real Estate Reconfiguration Charge

In connection with the Company’s decision in 2002 to reconfigure certain of our global real estate facilities, we established a liability for the expected losses from subleasing such facilities, principally our downtown New York City offices after the events of September 11, 2001 and our prior London office facilities at Broadgate given our decision to move to a new facility just outside the city of London. In March 2004, we reached an agreement to exit virtually all of our remaining leased space at our downtown New York City location, which clarified the loss on the location and resulted in the $19 million charge ($11 million after tax).

During the years ended November 30, 2006 and 2005, changes in the liability related to these charges were as follows:

Real Estate Reconfiguration Charge

	Beginning	Real Estate		Ending
In millions	Balance	Reconfiguration	Used	Balance
Year ended November 30, 2005	$146	$—	$(71)	$75
Year ended November 30, 2006	75	—	(30)	45

Note 19 Business Segments and Geographic Information

We operate in three business segments: Capital Markets, Investment Banking and Investment Management.

The Capital Markets business segment includes institutional client-flow activities, prime brokerage, research, mortgage origination and securitization, and secondary-trading and financing activities in fixed income and equity products. These products include a wide range of cash, derivative, secured financing and structured instruments and investments. We are a leading global market-maker in numerous equity and fixed income products including U.S., European and Asian equities, government and agency securities, money market products, corporate high grade, high yield and emerging market securities, mortgage- and asset-backed securities, preferred stock, municipal securities, bank loans, foreign exchange, financing and derivative products. We are one of the largest investment banks in terms of U.S. and Pan-European listed equities trading volume, and we maintain a major presence in over-the-counter (“OTC”) U.S. stocks, major Asian large capitalization stocks, warrants, convertible debentures and preferred issues. In addition, the Capital Markets Prime Services business manages our equity and fixed income matched book activities, supplies secured financing to institutional clients, and provides secured funding for our inventory of equity and fixed income products. The Capital Markets segment also includes proprietary activities as well as principal investing in real estate and private equity.

The Investment Banking business segment is made up of Advisory Services and Global Finance activities that serve our corporate and government clients. The segment is organized into global industry groups—Communications, Consumer/Retailing, Financial Institutions, Financial Sponsors, Healthcare, Hedge Funds, Industrial, Insurance Solutions, Media, Natural Resources, Pension Solutions, Power, Real Estate and Technology—that include bankers who deliver industry knowledge and expertise to meet clients’ objectives. Specialized product groups within Advisory Services include M&A and restructuring. Global Finance serves our clients’ capital raising needs through underwriting, private placements, leveraged finance and other activities associated with debt and equity products. Product groups are partnered with relationship managers in the global industry groups to provide comprehensive financial solutions for clients.

The Investment Management business segment consists of the Asset Management and Private Investment Management businesses. Asset Management generates fee-based revenues from customized investment management services for high-net-worth clients, as well as fees from mutual funds and other small and middle market institutional investors. Asset Management also generates management and incentive fees from our role as general partner for private equity and other alternative investment partnerships. Private Investment Management provides comprehensive investment, wealth advisory and capital markets execution services to high-net-worth and institutional clients.

LEHMAN BROTHERS HOLDINGS INC.

Notes to Consolidated Financial Statements

Our business segment information for the years ended November 30, 2006, 2005 and 2004 is prepared using the following methodologies:

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

Business Segments

	Capital	Investment	Investment
In millions	Markets	Banking	Management	Total
At and for the year ended November 30, 2006
Gross revenues	$41,074	$3,160	$2,475	$46,709
Interest expense	29,068	—	58	29,126
Net revenues	12,006	3,160	2,417	17,583
Depreciation and amortization expense	377	42	95	514
Other expenses	6,909	2,458	1,797	11,164
Income before taxes and cumulative effect of accounting change	$4,720	$660	$525	$5,905
Segment assets (in billions)	$493.5	$1.3	$8.7	$503.5
At and for the year ended November 30, 2005
Gross revenues	$27,545	$2,894	$1,981	$32,420
Interest expense	17,738	—	52	17,790
Net revenues	9,807	2,894	1,929	14,630
Depreciation and amortization expense	308	36	82	426
Other expenses	5,927	2,003	1,445	9,375
Income before taxes	$3,572	$855	$402	$4,829
Segment assets (in billions)	$401.9	$1.2	$7.0	$410.1
At and for the year ended November 30, 2004
Gross revenues	$17,336	$2,188	$1,726	$21,250
Interest expense	9,642	—	32	9,674
Net revenues	7,694	2,188	1,694	11,576
Depreciation and amortization expense	302	41	85	428
Other expenses	4,866	1,560	1,185	7,611
Income before taxes (1) (2)	$2,526	$587	$424	$3,537
Segment assets (in billions)	$349.9	$1.1	$6.2	$357.2

(1)          Before dividends on preferred securities.

(2)          Excludes real estate reconfiguration charge of $19 million.

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

LEHMAN BROTHERS HOLDINGS INC.

Notes to Consolidated Financial Statements

Net Revenues by Geographic Region

In millions
Year ended November 30	2006	2005	2004
Europe	$4,536	$3,601	$2,104
Asia Pacific and other	1,931	1,759	1,247
Total non–U.S.	6,467	5,360	3,351
U.S.	11,116	9,270	8,225
Net revenues	$17,583	$14,630	$11,576

Note 20 Quarterly Information (unaudited)

The following table presents unaudited quarterly results of operations for 2006 and 2005. Certain amounts reflect reclassifications to conform to the current period’s presentation. These quarterly results reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results. Revenues and net income can vary significantly from quarter to quarter due to the nature of our business activities.

Quarterly Information (unaudited)

In millions, except per share data		2006				2005
Quarter ended	Nov 30	Aug 31	May 31	Feb 28	Nov 30	Aug 31	May 31	Feb 28
Total revenues	$13,160	$11,727	$11,515	$10,307	$9,055	$8,639	$7,335	$7,391
Interest expense	8,627	7,549	7,104	5,846	5,365	4,787	4,057	3,581
Net revenues	4,533	4,178	4,411	4,461	3,690	3,852	3,278	3,810
Non-interest expenses:
Compensation and benefits	2,235	2,060	2,175	2,199	1,798	1,906	1,623	1,886
Non-personnel expenses	809	751	738	711	675	653	642	618
Total non-interest expenses	3,044	2,811	2,913	2,910	2,473	2,559	2,265	2,504
Income before taxes and cumulative effect of accounting change	1,489	1,367	1,498	1,551	1,217	1,293	1,013	1,306
Provision for income taxes	485	451	496	513	394	414	330	431
Cumulative effect of accounting change	—	—	—	47	—	—	—	—
Net income	$1,004	$916	$1,002	$1,085	$823	$879	$683	$875
Net income applicable to common stock	$987	$899	$986	$1,069	$807	$864	$664	$856
Earnings per share
Basic	$1.83	$1.66	$1.81	$1.96	$1.46	$1.55	$1.19	$1.54
Diluted	$1.72	$1.57	$1.69	$1.83	$1.38	$1.47	$1.13	$1.46
Weighted-average shares
Basic	539.2	540.9	545.1	546.2	551.8	557.3	559.1	557.1
Diluted	573.1	573.3	582.8	584.2	585.2	587.4	588.0	588.0
Dividends per common share	$0.12	$0.12	$0.12	$0.12	$0.10	$0.10	$0.10	$0.10
Book value per common share (at period end)	$33.87	$32.16	$31.08	$30.01	$28.75	$27.46	$26.64	$25.88

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

Management’s annual report on internal control over financial reporting and the attestation report of our independent registered public accounting firm are contained in Part II, Item 8, of this Report and are incorporated herein by reference.  There was no change in our internal control over financial reporting that occurred during the fourth fiscal quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.        OTHER INFORMATION

None.

PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to Directors of the Registrant is set forth under the captions “Nominees for Election as Directors,” “Committees of the Board of Directors—Audit Committee” and “—Nominating and Corporate Governance Committee” and “Other Matters—Procedures for Recommending Director Candidates to the Nominating and Corporate Governance Committee” in the Proxy Statement, and information relating to Executive Officers of the Registrant is set forth under the caption “Executive Officers of the Company” in the Proxy Statement, and is incorporated herein by reference.

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

LEHMAN BROTHERS HOLDINGS INC.

ITEM 11.          EXECUTIVE COMPENSATION

Information relating to executive compensation is set forth under the captions “Compensation of Directors,” “Compensation and Benefits Committee Interlocks and Insider Participation” and “Compensation of Executive Officers” in the Proxy Statement and is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to security ownership of certain beneficial owners and management is set forth under the captions “Security Ownership of Principal Stockholders” and “Security Ownership of Directors and Executive Officers” in the Proxy Statement and is incorporated herein by reference.

Information regarding shares of our common stock authorized for issuance under equity compensation plans is set forth under the caption “Proposal 3—Amendment to the 2005 Stock Incentive Plan—Equity Compensation Plan Information” in the Proxy Statement and is incorporated herein by reference.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information relating to certain relationships and related transactions is set forth under the caption “Certain Transactions and Agreements with Directors and Executive Officers” in the Proxy Statement and is incorporated herein by reference.

ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information relating to fees paid to our independent registered public accounting firm and certain related matters is set forth under the caption “Ernst & Young LLP Fees and Services” in the Proxy Statement and is incorporated herein by reference.

LEHMAN BROTHERS HOLDINGS INC.

PART IV

ITEM 15.          EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.  Financial Statements:

The Financial Statements and the Notes thereto and the Report of Independent Registered Public Accounting Firm thereon included in this Report are listed on page F-1.

2.  Financial Statement Schedules:

The financial statement schedule and the notes thereto filed as a part hereof are listed on page F-1.

3.  Exhibits:

Exhibit No.

3.01

Restated Certificate of Incorporation of the Registrant dated October 10, 2006 (incorporated by reference to Exhibit 3.04 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2006)

3.02	By-Laws of the Registrant, amended as of December 21, 2006 (incorporated by reference to Exhibit 3.01 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 27, 2006)
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

4.08	Sixth Supplemental Indenture with respect to the senior debt securities (incorporated by reference to Exhibit 4(h) to the Registrant’s Registration Statement on Form S-3 (No. 333-38227))
4.09	Indenture with respect to subordinated debt securities (incorporated by reference to Exhibit 2 to the Registrant’s Registration Statement on Form 8-A filed with the SEC on February 8, 1996)
4.10

First Supplemental Indenture with respect to subordinated debt securities (incorporated by reference to Exhibit 3 to the Registrant’s Registration Statement on Form 8-A filed with the SEC on February 8, 1996)

4.11

Second Supplemental Indenture with respect to subordinated debt securities (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 27, 1999)

4.12

Third Supplemental Indenture with respect to subordinated debt securities (incorporated by reference to Exhibit 4.01 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 20, 1999)

4.13

Fourth Supplemental Indenture with respect to subordinated debt securities (incorporated by reference to Exhibit 4.01 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 17, 2003)

LEHMAN BROTHERS HOLDINGS INC.

4.14

Fifth Supplemental Indenture with respect to subordinated debt securities (incorporated by reference to Exhibit 4.01 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 31, 2003)

4.15

Sixth Supplemental Indenture with respect to subordinated debt securities (incorporated by reference to Exhibit 4.01 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 22, 2004)

4.16

Seventh Supplemental Indenture with respect to subordinated debt securities (incorporated by reference to Exhibit 4.01 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 18, 2005)

4.17	Eighth Supplemental Indenture with respect to subordinated debt securities (incorporated by reference to Exhibit 4.04 to the Registrant’s Registration Statement on Form S-4 (No. 333-129195))
4.18

Ninth Supplemental Indenture with respect to subordinated debt securities (incorporated by reference to Exhibit 4.01 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 27, 2006)

The other instruments defining the rights of holders of the long-term debt securities of the Registrant and its subsidiaries are omitted pursuant to section (b)(4)(iii)(A) of Item 601 of Regulation S-K. The Registrant hereby agrees to furnish copies of these instruments to the Securities and Exchange Commission upon request.

10.01

Tax Allocation Agreement between Shearson Lehman Brothers Holdings Inc. and American Express Company (incorporated by reference to Exhibit 10.2 to the Registrant’s Transition Report on Form 10-K for the eleven months ended November 30, 1994)

10.02

Amended and Restated Agreements of Limited Partnership of Shearson Lehman Hutton Capital Partners II (incorporated by reference to Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1988)

10.03

Amended and Restated Agreement of Limited Partnership of Lehman Brothers Capital Partners III, L.P. (incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 30, 1995)

10.04

Agreement of Limited Partnership of Lehman Brothers Capital Partners IV, L.P. (incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 30, 1997)

10.05

Purchase and Sale Agreement dated as of October 19, 2001, between MSDW 745, LLC, as seller, and LB 745 LLC, as purchaser (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 30, 2001)

10.06

Amendment to Purchase and Sale Agreement dated as of the October 19, 2001, between MSDW 745, LLC, as seller, and LB 745 LLC, as purchaser (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 30, 2001)

10.07

JV Option Agreement dated November 19, 1998, between Rock-Forty-Ninth LLC and LB 745 LLC (as assignee of MSDW 745, LLC) (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 30, 2001)

10.08 †	Lehman Brothers Inc. Executive and Select Employees Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 33-12976))
10.09 †	1999 Neuberger Berman Inc. Directors Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Neuberger Berman Inc.’s Registration Statement on Form S-1 (Reg. No. 333-84525))
10.10 †

Amendment No. 1 to the 1999 Neuberger Berman Inc. Directors Stock Incentive Plan (incorporated by reference to Exhibit 10.17 to Neuberger Berman Inc.’s Annual Report on Form 10-K, for the year ended December 31, 2000)

10.11 †	1999 Neuberger Berman Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Neuberger Berman Inc.’s Registration Statement on Form S-1 (Reg. No. 333-84525))
10.12 †

Amendment No. 1 to the 1999 Neuberger Berman Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.18 to Neuberger Berman Inc.’s Annual Report on Form 10-K, for the year ended December 31, 2000)

10.13 †

Neuberger Berman Inc. Wealth Accumulation Plan, Amended and Restated as of September 1, 2000 (incorporated by reference to Exhibit 10.21 to Neuberger Berman Inc.’s Annual Report on Form 10-K, for the year ended December 31, 2000)

LEHMAN BROTHERS HOLDINGS INC.

10.14 †

Neuberger Berman Inc. Employee Stock Purchase Plan, Amended and Restated as of September 1, 2000 (incorporated by reference to Exhibit 10.22 to Neuberger Berman Inc.’s Annual Report on Form 10-K, for the year ended December 31, 2000)

10.15 †

Lehman Brothers Holdings Inc. 1994 Management Ownership Plan, as amended through November 19, 2002 (incorporated by reference to Exhibit 10.05 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 30, 2002)

10.16 †

Lehman Brothers Holdings Inc. 1996 Management Ownership Plan, as amended through November 19, 2002 (incorporated by reference to Exhibit 10.06 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 30, 2002)

10.17 †

Form of Agreement evidencing a grant of Restricted Stock Units to Executive Officers under the Lehman Brothers Holdings Inc. 1996 Management Ownership Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 6, 2004)

10.18 †

Form of Agreement evidencing a grant of Nonqualified Stock Options to Executive Officers under the Lehman Brothers Holdings Inc. 1996 Management Ownership Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 6, 2004)

10.19 †

Lehman Brothers Holdings Inc. Short-Term Executive Compensation Plan, as amended through February 19, 2003 (incorporated by reference to Exhibit 10.07 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 30, 2002)

10.20 †

Amended and Restated Lehman Brothers Holdings Inc. Employee Incentive Plan, as amended through February 19, 2003 (incorporated by reference to Exhibit 10.08 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 30, 2002)

10.21 †

Form of Agreement evidencing a grant of Restricted Stock Units to Directors pursuant to the Lehman Brothers Holdings Inc. Employee Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 6, 2004)

10.22 †

Form of Agreement evidencing a grant of Nonqualified Stock Options to Directors pursuant to the Lehman Brothers Holdings Inc. Employee Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 6, 2004)

10.23 †

Lehman Brothers Supplemental Retirement Plan, as amended through December 10, 2003 (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 30, 2003)

10.24 †

Lehman Brothers Holdings Inc. Retirement Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 30, 2004)

10.25 †	Lehman Brothers Holdings Inc. 2005 Stock Incentive Plan (incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement for its 2005 Annual Meeting of Stockholders)
10.26 †

Form of Agreement evidencing a Grant of Restricted Stock Units to Executive Officers under the Lehman Brothers Holdings Inc. 2005 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 6, 2005)

10.27 †

Form of Agreement evidencing a grant of Performance-Based Restricted Stock Units to Executive Officers under the Lehman Brothers Holdings Inc. 2005 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 7, 2006)

10.28 †

Form of Agreement evidencing a grant of Nonqualified Stock Options to Executive Officers under the Lehman Brothers Holdings Inc. 2005 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 6, 2005)

10.29 †

Form of Agreement evidencing a grant of Restricted Stock Units to Directors under the Lehman Brothers Holdings Inc. 2005 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 31, 2006)

10.30 †

Form of Agreement evidencing a grant of Nonqualified Stock Options to Directors under the Lehman Brothers Holdings Inc. 2005 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 31, 2006)

LEHMAN BROTHERS HOLDINGS INC.

10.31 †*	Base Salaries of Named Executive Officers of the Registrant
10.32 †

Compensation for Non-Management Directors of the Registrant (incorporated by reference to Exhibit 10.05 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2006)

10.33 †

Lehman Brothers Holdings Inc. Amended and Restated Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 10, 2005)

10.34 †

Letter Agreement between Lehman Brothers Holdings Inc. and Jonathan E. Beyman dated as of April 6, 2006 (incorporated by reference to Exhibit 10.06 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2006)

11.01

Computation of Per Share Earnings (omitted in accordance with section (b)(11) of Item 601 of Regulation S-K; the calculation of per share earnings is set forth in Part II, Item 8, in Note 14 to the Consolidated Financial Statements (Earnings Per Common Share))

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
32.01*

Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Enacted by Section 906 of the Sarbanes-Oxley Act of 2002 (This certification is being furnished and shall not be deemed “filed” with the Commission for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.)

32.02*

Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Enacted by Section 906 of the Sarbanes-Oxley Act of 2002 (This certification is being furnished and shall not be deemed “filed” with the Commission for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.)

*      Filed/furnished herewith.

†                  Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b) of Form 10-K.

LEHMAN BROTHERS HOLDINGS INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEHMAN BROTHERS HOLDINGS INC. (REGISTRANT)

February 13, 2007	By:	/s/ CHRISTOPHER M. O’MEARA
Christopher M. O’Meara Chief Financial Officer, Controller and Executive Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD S. FULD, JR.	Chief Executive Officer and	February 13, 2007
Richard S. Fuld, Jr.	Chairman of the Board of Directors
(principal executive officer)

/s/ CHRISTOPHER M. O’MEARA	Chief Financial Officer, Controller and	February 13, 2007
Christopher M. O’Meara	Executive Vice President
(principal financial and accounting officer)

/s/ MICHAEL L. AINSLIE	Director	February 13, 2007
Michael L. Ainslie

/s/ JOHN F. AKERS	Director	February 13, 2007
John F. Akers

/s/ ROGER S. BERLIND	Director	February 13, 2007
Roger S. Berlind

/s/ THOMAS H. CRUIKSHANK	Director	February 13, 2007
Thomas H. Cruikshank

/s/ MARSHA JOHNSON EVANS	Director	February 13, 2007
Marsha Johnson Evans

/s/ SIR CHRISTOPHER GENT	Director	February 13, 2007
Sir Christopher Gent

/s/ ROLAND A. HERNANDEZ	Director	February 13, 2007
Roland A. Hernandez

/s/ HENRY KAUFMAN	Director	February 13, 2007
Henry Kaufman

/s/ JOHN D. MACOMBER	Director	February 13, 2007
John D. Macomber

LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES

LEHMAN BROTHERS HOLDINGS INC.	Schedule I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Statement of Income

(Parent Company Only)

In millions
Year ended November 30	2006	2005	2004
Interest and dividends	$7,392	$3,752	$2,334

Principal transactions and other	630	631	1,085
Total revenues	8,022	4,383	3,419

Interest expense	8,313	4,560	2,874
Net revenues	(291)	(177)	545

Equity in income of subsidiaries	4,613	3,836	2,733

Non-interest expenses	867	1,038	1,295

Real estate reconfiguration charge	—	—	19

Income before taxes and cumulative effect of accounting change	3,455	2,621	1,964

Provision (benefit) for income taxes	(527)	(639)	(405)

Income before cumulative effect of accounting change	3,982	3,260	2,369

Cumulative effect of accounting change	25	—	—
Net income	$4,007	$3,260	$2,369

Net income applicable to common stock	$3,941	$3,191	$2,297

See Notes to Condensed Financial Information of Registrant.

LEHMAN BROTHERS HOLDINGS INC.	Schedule I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Statement of Financial Condition

(Parent Company Only)

In millions, except share data
November 30	2006	2005
Assets
Cash and cash equivalents	$3,435	$4,053
Cash segregated and on deposit for regulatory and other purposes	51	48
Financial instruments and other inventory positions owned: (including $9,575 in 2006 and $7,661 in 2005 pledged as collateral)	17,866	22,087
Receivables and accrued interest	591	269
Other assets	4,354	4,113
Due from subsidiaries	95,640	56,195
Equity in net assets of subsidiaries	19,333	16,062
Total assets	$141,270	$102,827
Liabilities and Stockholders’ Equity
Short-term borrowings and current portion of long-term borrowings (including $2,295 in 2006 and $0 in 2005 at fair value)	$10,721	$7,221
Financial instruments and other inventory positions sold but not yet purchased	92	238
Collateralized financing	6,136	13,158
Accrued liabilities and other payables	2,286	1,570
Due to subsidiaries	45,389	27,486
Long-term borrowings (including $864 in 2006 and $0 in 2005 at fair value)	57,455	36,360
Total liabilities	122,079	86,033
Commitments and contingencies
Stockholders’ Equity
Preferred stock	1,095	1,095
Common stock, $0.10 par value (1);
Shares authorized: 1,200,000,000 in 2006 and 2005;
Shares issued: 609,832,302 in 2006 and 605,337,946 in 2005;
Shares outstanding: 533,368,195 in 2006 and 542,874,206 in 2005	61	61
Additional paid-in capital (1)	8,727	6,283
Accumulated other comprehensive loss, net of tax	(15)	(16)
Retained earnings	15,857	12,198
Other stockholders’ equity, net	(1,712)	765
Common stock in treasury, at cost (1): 76,464,107 shares in 2006 and 62,463,740 shares in 2005	(4,822)	(3,592)
Total common stockholders’ equity	18,096	15,699
Total stockholders’ equity	19,191	16,794
Total liabilities and stockholders’ equity	$141,270	$102,827

(1)          2005 balances and share amounts have been retroactively adjusted to give effect for the 2-for-1 common stock split, effected in the form of a 100% stock dividend, which became effective April 28, 2006.

See Notes to Condensed Financial Information of Registrant.

LEHMAN BROTHERS HOLDINGS INC.	Schedule I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Statement of Cash Flows

(Parent Company Only)

In millions
Year ended November 30	2006	2005	2004

Cash Flows From Operating Activities
Net income	$4,007	$3,260	$2,369
Adjustments to reconcile net income to net cash used in operating activities:
Equity in income of subsidiaries	(4,613)	(3,836)	(2,733)
Depreciation and amortization	164	115	126
Deferred tax provision (benefit)	250	39	(88)
Tax benefit from the issuance of stock-based awards	—	1,005	468
Non-cash compensation	1,706	1,055	800
Cumulative effect of accounting change	(25)	—	—
Other adjustments	16	22	40
Net change in:
Cash segregated and on deposit for regulatory and other purposes	(3)	(48)	—
Financial instruments and other inventory positions owned	6,013	(15,284)	3,475
Financial instruments and other inventory positions sold but not yet purchased	(146)	64	(71)
Collateralized agreements and collateralized financing, net	(7,022)	12,775	(1,657)
Other assets and payables, net	(1,677)	(1,039)	(777)
Due to/from affiliates, net	(21,542)	1,553	(11,639)
Net cash used in operating activities	(22,872)	(319)	(9,687)

Cash Flows From Investing Activities
Dividends received	2,974	2,394	2,502
Capital contributions from/to subsidiaries, net	(1,348)	(1,272)	(967)
Purchase of property, equipment and leasehold improvements, net	(331)	(243)	(120)
Business acquisitions, net of cash acquired	—	—	(130)
Net cash provided by investing activities	1,295	879	1,285

Cash Flows From Financing Activities
Tax benefit from the issuance of stock-based awards	836	—	—
Issuance of short-term borrowings, net	295	231	31
Issuance of long-term borrowings	30,231	11,862	14,759
Principal payments of long-term borrowings	(8,020)	(8,239)	(8,348)
Issuance of common stock	119	230	108
Issuance of treasury stock	518	1,015	551
Purchase of treasury stock	(2,678)	(2,994)	(1,693)
(Retirement) issuance of preferred stock	—	(250)	300
Dividends paid	(342)	(302)	(258)
Net cash provided by financing activities	20,959	1,553	5,450
Net change in cash and cash equivalents	(618)	2,113	(2,952)
Cash and cash equivalents, beginning of period	4,053	1,940	4,892
Cash and cash equivalents, end of period	$3,435	$4,053	$1,940

Supplemental Disclosure of Cash Flow Information (in millions)

Interest paid totaled $7,937, $4,563 and $2,832 in 2006, 2005 and 2004, respectively.

Income taxes received totaled $1,602, $1,876 and $410 in 2006, 2005 and 2004, respectively.

See Notes to Condensed Financial Information of Registrant.

LEHMAN BROTHERS HOLDINGS INC.

NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(Parent Company Only)

Note 1 Basis of Presentation

The condensed financial information of Lehman Brothers Holdings Inc. (“Holdings, “ “we,” “us” or “our”) should be read in conjunction with the Consolidated Financial Statements of Lehman Brothers Holdings Inc. (collectively, the “Company”) and the notes thereto. Certain prior period amounts reflect reclassifications to conform to the current period’s presentation. Equity in net assets of subsidiaries is accounted for in accordance with the equity method of accounting.

Note 2 Financial Instruments

Financial instruments and other inventory positions owned and Financial instruments and other inventory positions sold but not yet purchased are recorded at fair value and were comprised of the following:

			Sold But Not
In millions	Owned		Yet Purchased
November 30	2006	2005	2006	2005
Mortgages and mortgaged-backed	$16,311	$20,751	$—	$—
Derivatives and other contractual agreements	1,007	681	92	232
Corporate debt and other	548	655	—	6
	$17,866	$22,087	$92	$238

Note 3 Short-Term Borrowings

Short-term borrowings consist of the following:

Short-Term Borrowings

In millions
November 30	2006	2005
Current portion of long-term borrowings	$8,598	$5,393
Commercial paper	1,432	1,581
Other short-term debt	691	247
	$10,721	$7,221

At November 30, 2006 and 2005, the weighted-average interest rates for short-term borrowings, after the effect of hedging activities, were 5.77% and 4.45%, respectively.

At November 30, 2006, short-term borrowings include structured notes of approximately $2.3 billion carried at fair value in accordance with our adoption of Statement of Financial Accounting Standards 155, Accounting for Certain Hybrid Financial Instruments (“SFAS 155”).

Note 4 Long-Term Borrowings

Long-term borrowings (excluding borrowings with remaining maturities within one year of the financial statement date) consist of the following:

In millions
November 30	2006	2005
Senior notes	$53,718	$34,872
Subordinated notes	3,737	1,488
	$57,455	$36,360

LEHMAN BROTHERS HOLDINGS INC.

NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(Parent Company Only)

Maturity Profile

The maturity dates of long-term borrowings are as follows:

	U.S. Dollar		Non–U.S. Dollar		Total
In millions	Fixed	Floating	Fixed	Floating
November 30	Rate	Rate	Rate	Rate	2006	2005
Maturing in fiscal 2007	$—	$—	$—	$—	$—	$8,975
Maturing in fiscal 2008	3,732	8,159	30	1,169	13,090	5,462
Maturing in fiscal 2009	1,543	5,280	288	1,866	8,977	3,876
Maturing in fiscal 2010	3,547	146	1,199	—	4,892	4,478
Maturing in fiscal 2011	2,164	1,966	786	5,046	9,962	1,761
December 1, 2011 and thereafter	10,094	2,666	2,486	5,288	20,534	11,808
	$21,080	$18,217	$4,789	$13,369	$57,455	$36,360

The weighted-average contractual interest rates on U.S. dollar and non—U.S. dollar borrowings were 5.46% and 3.83%, respectively, at November 30, 2006 and 5.42% and 3.00%, respectively, at November 30, 2005.

At November 30, 2006, $6.1 billion of long-term borrowings are redeemable prior to maturity at our option under various terms and conditions. These obligations are reflected in the above table at their contractual maturity dates. Extendible debt structures totaling approximately $2.9 billion are shown in the above table at their earliest maturity dates. The maturity date of extendible debt is automatically extended unless the debt holders instruct us to redeem their debt at least one year prior to the earliest maturity date.

At November 30, 2006, our U.S. dollar and non—U.S. dollar debt portfolios included approximately $3.3 billion and $0.4 billion, respectively, of structured notes for which the interest rates and/or redemption values are linked to the performance of an underlying measure (including industry baskets of stocks, commodities or credit events). Generally, such notes are issued as floating rate notes or the interest rates on such index notes are effectively converted to floating rates based primarily on LIBOR through the use of derivatives.

At November 30, 2006, long-term borrowings include structured notes of approximately $864 million carried at fair value in accordance with our adoption of SFAS 155.

End—User Derivative Activities

We use a variety of derivative products including interest rate and currency swaps as an end-user to modify the interest rate characteristics of our long-term borrowings portfolio. We use interest rate swaps to convert a substantial portion of our fixed-rate debt to floating interest rates to more closely match the terms of assets being funded and to minimize interest rate risk. In addition, we use cross—currency swaps to hedge our exposure to foreign currency risk arising from our non—U.S. dollar debt obligations, after consideration of non—U.S. dollar assets that are funded with long-term debt obligations in the same currency. In certain instances, we may use two or more derivative contracts to manage the interest rate nature and/or currency exposure of an individual long-term borrowings issuance.

LEHMAN BROTHERS HOLDINGS INC.

NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(Parent Company Only)

End–User Derivative Activities resulted in the following mix of fixed and floating rate debt:

Long-Term Borrowings After End—User Derivative Activities

In millions
November 30, 2006
U.S. dollar obligations:
Fixed rate	$875
Floating rate	47,950
Total U.S. dollar obligations	48,825
Non–U.S. dollar obligations	8,630
$57,455
November 30, 2005
U.S. dollar obligations:
Fixed rate	$706
Floating rate	28,762
Total U.S. dollar obligations	29,468
Non—U.S. dollar obligations	6,892
$36,360

The weighted-average effective interest rates after end–user derivative activities on U.S. dollar, non–U.S. dollar, and total borrowings were 5.63%, 3.67%, and 5.34%, respectively, at November 30, 2006. The weighted-average effective interest rates after end–user derivative activities on U.S. dollar, non–U.S. dollar, and total borrowings were 4.64%, 2.61%, and 4.26%, respectively, at November 30, 2005.

Credit Facilities

We use both committed and uncommitted bilateral and syndicated long-term bank facilities to complement our long-term debt issuance. In particular, Holdings maintains a $2.0 billion unsecured, committed revolving credit agreement with a syndicate of banks which expires in February 2009. Our ability to borrow under such facilities is conditioned on complying with customary lending conditions and covenants. We have maintained compliance with the material covenants under these credit agreements at all times. As of November 30, 2006, there were no borrowings against this facility.

Note 5 Commitments, Contingencies and Guarantees

We guarantee certain long-term borrowings issued by subsidiaries totaling $21.7 billion and $14.9 billion at November 30, 2006 and 2005, respectively. In addition, we guarantee certain liquidity facilities and certain subsidiaries’ derivative and other obligations. We also guarantee all the obligations of certain subsidiaries and selected obligations of other subsidiaries, which obligations may be included in the amounts discussed above.

Note 6 Related Party Transactions

In the normal course of business, we engage in various securities trading and financing activities with many of our subsidiaries (the “Related Parties”). Included within non-interest expenses are management fees associated with affiliate services provided, of $251 million, $423 million and $523 million in 2006, 2005 and 2004, respectively. Various charges, such as compensation and benefits, occupancy, administration and computer processing are allocated among the Related Parties, based on specific identification and other allocation methods.

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

LEHMAN BROTHERS HOLDINGS INC.

NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(Parent Company Only)

Amounts outstanding to and from Related Parties are reflected in the Statement of Financial Condition as set forth below:

In millions	2006		2005
November 30	Assets	Liabilities	Assets	Liabilities
Cash on deposit with affiliates	$270	$—	$2,034	$—
Derivative and other contractual agreements	1,009	12	681	142
Advances from/to subsidiaries	78,047	34,427	45,420	19,767
Securities purchased/sold under agreements to resell/repurchase	17,593	10,962	10,775	7,719
Long-term borrowings	—	722	—	813

Dividends declared to us by our subsidiaries and affiliates were approximately $3.0 billion, $2.4 billion and $2.5 billion in 2006, 2005 and 2004, respectively.

Certain covenants contained in various debt agreements may restrict our ability to withdraw capital from our regulated subsidiaries, which in turn could limit our ability to pay dividends to shareholders. At November 30, 2006, approximately $8.1 billion of net assets of subsidiaries were restricted as to the payment of dividends to us.

Note 7 Real Estate Reconfiguration Charge

In connection with the Company’s decision in 2002 to reconfigure certain of our global real estate facilities, we established a liability for the expected losses from subleasing such facilities, principally our downtown New York City offices after the events of September 11, 2001. During 2004, Lehman Brothers Inc. (“LBI”), a wholly-owned subsidiary, exited virtually all of its remaining leased space at its downtown New York City location, which clarified the loss on the location and resulted in the $19 million charge ($11 million after tax).

During the years ended November 30, 2006 and 2005, changes in the liability, related to these charges were as follows:

	Beginning	Real Estate		Ending
In millions	Balance	Reconfiguration	Used	Balance
Year ended November 30, 2005	64	—	(26)	38
Year ended November 30, 2006	38	—	(20)	18

Note 8 Condensed Consolidating Financial Statement Schedules

LBI had approximately $1.1 billion of debt securities outstanding at November 30, 2006 that were issued in registered public offerings and were therefore subject to the reporting requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934 (“the Exchange Act”). Holdings has fully and unconditionally guaranteed these outstanding debt securities of LBI (and any debt securities of LBI that may be issued in the future under these registration statements), which, together with the information presented in this Note 8, allows LBI to avail itself of an exemption provided by SEC rules from the requirement to file separate LBI reports under the Exchange Act. See Note 13 to the 2006 Consolidated Financial Statements included in this Form 10-K for a discussion of restrictions on the ability of Holdings to obtain funds from its subsidiaries by dividend or loan.

During September 2006, certain wholly-owned subsidiaries of LBI were sold to Holdings at their then carrying values as part of a corporate restructuring. In accordance with Statement of Financial Accounting Standards (“SFAS”) 141, Business Combinations, the accompanying condensed consolidating financial statements report the results of operations of LBI excluding the results of these entities. As a result, LBI’s net income for the year ended November 30, 2006 does not include approximately $99 million earned by these entities through September 2006 when they were transferred. In addition, LBI’s opening retained earnings for the year ended November 30, 2006 was reduced by approximately $229 million, representing the carrying value of these transferred entities at November 30, 2005. In addition, this sale has been retrospectively applied in the condensed consolidating financial statements as of and for the years ended November 30, 2005 and 2004.

LEHMAN BROTHERS HOLDINGS INC.

NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(Parent Company Only)

The following schedules set forth our condensed consolidating statements of income for the years ended November 30, 2006, 2005 and 2004; our condensed consolidating balance sheets at November 30, 2006 and 2005, and our condensed consolidating statements of cash flows for the years ended November 30, 2006, 2005 and 2004. In the following schedules, “Holdings” refers to the unconsolidated balances of Holdings, “LBI” refers to the unconsolidated balances of Lehman Brothers Inc. and “Other Subsidiaries” refers to the combined balances of all other subsidiaries of Holdings. “Eliminations” represents the adjustments necessary to (a) eliminate intercompany transactions and (b) eliminate our investments in subsidiaries.

			Other
In millions	Holdings	LBI	Subsidiaries	Eliminations	Total

Condensed Consolidating Statement of Income for the Year Ended November 30, 2006

Net revenues	$(291)	$6,483	$11,391	$—	$17,583
Equity in net income of subsidiaries	4,613	523	—	(5,136)	—
Total non-interest expenses	867	4,252	6,559	—	11,678
Income before taxes and cumulative effect of accounting change	3,455	2,754	4,832	(5,136)	5,905
Provision (benefit) for income taxes	(527)	875	1,597	—	1,945
Income before cumulative effect of accounting change	3,982	1,879	3,235	(5,136)	3,960
Cumulative effect of accounting change	25	22	—	—	47
Net income	$4,007	$1,901	$3,235	$(5,136)	$4,007

Condensed Consolidating Statement of Income for the Year Ended November 30, 2005

Net revenues	$(177)	$4,394	$10,413	$—	$14,630
Equity in net income of subsidiaries	3,836	688	—	(4,524)	—
Total non-interest expenses	1,038	3,138	5,625	—	9,801
Income before taxes	2,621	1,944	4,788	(4,524)	4,829
Provision (benefit) for income taxes	(639)	491	1,717	—	1,569
Net income	$3,260	$1,453	$3,071	$(4,524)	$3,260

Condensed Consolidating Statement of Income for the Year Ended November 30, 2004

Net revenues	$545	$4,733	$6,298	$—	$11,576
Equity in net income of subsidiaries	2,733	250	—	(2,983)	—
Total non-interest expenses	1,314	3,284	3,460	—	8,058
Income before taxes and dividends on preferred securities subject to mandatory redemption	1,964	1,699	2,838	(2,983)	3,518
Provision (benefit) for income taxes	(405)	563	967	—	1,125
Dividends on preferred securities subject to mandatory redemption	—	—	24		24
Net income	$2,369	$1,136	$1,847	$(2,983)	$2,369

LEHMAN BROTHERS HOLDINGS INC.

NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(Parent Company Only)

Condensed Consolidating Balance Sheet at November 30, 2006

			Other
In millions	Holdings	LBI	Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$3,435	$534	$4,369	$(2,351)	$5,987
Cash segregated and on deposit for regulatory and other purposes	51	3,256	2,784	—	6,091
Financial instruments and other inventory positions owned and Securities received as collateral	17,866	75,025	178,798	(38,994)	232,695
Collateralized agreements	—	148,148	70,909	—	219,057
Receivables and other assets	4,945	12,998	27,911	(6,139)	39,715
Due from subsidiaries	95,640	66,074	434,208	(595,922)	—
Equity in net assets of subsidiaries	19,333	1,267	43,532	(64,132)	—
Total assets	$141,270	$307,302	$762,511	$(707,538)	$503,545
Liabilities and stockholders’ equity
Short-term borrowings including the current portion of long-term borrowings	$10,721	$538	$9,412	$(33)	$20,638
Financial instruments and other inventory positions sold but not yet purchased and Obligation to return securities received as collateral	92	59,533	109,869	(37,435)	132,059
Collateralized financing	6,136	88,372	75,950	—	170,458
Accrued liabilities and other payables	2,286	18,893	44,599	(7,169)	58,609
Due to subsidiaries	45,389	130,145	376,137	(551,671)	—
Deposits at banks	—	—	23,786	(2,374)	21,412
Long-term borrowings	57,455	5,821	62,626	(44,724)	81,178
Total liabilities	122,079	303,302	702,379	(643,406)	484,354
Total stockholders’ equity	19,191	4,000	60,132	(64,132)	19,191
Total liabilities and stockholders’ equity	$141,270	$307,302	$762,511	$(707,538)	$503,545

LEHMAN BROTHERS HOLDINGS INC.

NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(Parent Company Only)

Condensed Consolidating Balance Sheet at November 30, 2005

			Other
In millions	Holdings	LBI	Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$4,053	$447	$2,434	$(2,034)	$4,900
Cash and securities segregated and on deposit for regulatory and other purposes	48	2,806	2,890	—	5,744
Financial instruments and other inventory positions owned and Securities received as collateral	22,087	56,936	154,023	(50,633)	182,413
Collateralized agreements	—	126,399	58,265	—	184,664
Receivables and other assets	4,382	10,268	25,869	(8,177)	32,342
Due from subsidiaries	56,195	37,768	289,590	(383,553)	—
Equity in net assets of subsidiaries	16,062	992	35,396	(52,450)	—
Total assets	$102,827	$235,616	$568,467	$(496,847)	$410,063
Liabilities and stockholders’ equity
Short-term borrowings including the current portion of long-term borrowings	$7,221	$418	$3,712	—	$11,351
Financial instruments and other inventory positions sold but not yet purchased and Obligation to return securities received as collateral	238	55,224	109,685	(49,595)	115,552
Collateralized financing	13,158	70,739	68,528	—	152,425
Accrued liabilities and other payables	1,570	19,050	29,614	(5,259)	44,975
Due to subsidiaries	27,486	81,007	247,235	(355,728)	—
Deposits at banks	—	—	18,588	(3,521)	15,067
Long-term borrowings	36,360	5,619	42,214	(30,294)	53,899
Total liabilities	86,033	232,057	519,576	(444,397)	393,269
Total stockholders’ equity	16,794	3,559	48,891	(52,450)	16,794
Total liabilities and stockholders’ equity	$102,827	$235,616	$568,467	$(496,847)	$410,063

LEHMAN BROTHERS HOLDINGS INC.

NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(Parent Company Only)

Condensed Consolidating Statement of Cash Flows for the Year Ended November 30, 2006

			Other
In millions	Holdings	LBI	Subsidiaries	Eliminations	Total
Cash Flows from Operating Activities
Net income	$4,007	$1,901	$3,235	$(5,136)	$4,007
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in income of subsidiaries	(4,613)	(523)	—	5,136	—
Depreciation and amortization	164	51	299	—	514
Deferred tax provision (benefit)	250	(346)	36	—	(60)
Non-cash compensation	1,706	—	—	—	1,706
Cumulative effect of accounting change	(25)	(22)	—	—	(47)
Other adjustments	16	15	(28)	—	3
Net change in:
Cash segregated and on deposit for regulatory and other purposes	(3)	(450)	106	—	(347)
Financial instruments and other inventory positions owned	6,013	(17,937)	(22,538)	(11,640)	(46,102)
Financial instruments and other inventory positions sold but not yet purchased	(146)	4,162	(952)	12,160	15,224
Collateralized agreements and collateralized financing, net	(7,022)	(4,116)	(5,222)	—	(16,360)
Other assets and payables, net	(1,677)	(2,538)	13,176	(3,875)	5,086
Due to/from affiliates, net	(21,542)	20,832	(15,876)	16,586	—
Net cash provided by (used in) operating activities	(22,872)	1,029	(27,764)	13,231	(36,376)

Cash Flows from Investing Activities
Dividends received/(paid)	2,974	(1,124)	(1,850)	—	—
Purchase of property, equipment and leasehold
improvements, net	(331)	(33)	(222)	—	(586)
Business acquisitions, net of cash acquired	—	—	(206)	—	(206)
Capital contributions from/to subsidiaries, net	(1,348)	(100)	1,448	—	—
Net cash provided by (used in) investing activities	1,295	(1,257)	(830)	—	(792)

Cash Flows from Financing Activities
Derivative contracts with a financing element	—	—	159	—	159
Tax benefit from the issuance of stock-based awards	836	—	—	—	836
Issuance of short-term borrowings, net	295	123	4,434	(33)	4,819
Deposits at banks	—	—	5,198	1,147	6,345
Issuance of long-term borrowings	30,231	516	39,809	(22,441)	48,115
Principal payments of long-term borrowings	(8,020)	(324)	(19,071)	7,779	(19,636)
Issuance of common stock	119	—	—	—	119
Issuance of treasury stock	518	—	—	—	518
Purchase of treasury stock	(2,678)	—	—	—	(2,678)
Dividends paid	(342)	—	—	—	(342)
Net cash provided by financing activities	20,959	315	30,529	(13,548)	38,255
Net change in cash and cash equivalents	(618)	87	1,935	(317)	1,087
Cash and cash equivalents, beginning of period	4,053	447	2,434	(2,034)	4,900
Cash and cash equivalents, end of period	$3,435	$534	$4,369	$(2,351)	$5,987

LEHMAN BROTHERS HOLDINGS INC.

NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(Parent Company Only)

Condensed Consolidating Statement of Cash Flows for the Year Ended November 30, 2005

			Other
In millions	Holdings	LBI	Subsidiaries	Eliminations	Total
Cash Flows from Operating Activities
Net income	$3,260	$1,453	$3,071	$(4,524)	$3,260
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in income of subsidiaries	(3,836)	(688)	—	4,524	—
Depreciation and amortization	115	48	263	—	426
Deferred tax provision (benefit)	39	(102)	(439)	—	(502)
Tax benefit from the issuance of stock-based awards	1,005	—	—	—	1,005
Non-cash compensation	1,055	—	—	—	1,055
Other adjustments	22	33	118	—	173
Net change in:
Cash and securities segregated and on deposit for regulatory and other purposes	(48)	(1,215)	(396)	—	(1,659)
Financial instruments and other inventory positions owned	(15,284)	(8,382)	(22,712)	9,726	(36,652)
Financial instruments and other inventory positions sold but not yet purchased	64	20,564	2,384	(8,856)	14,156
Collateralized agreements and collateralized financing, net	12,775	(21,038)	14,118	—	5,855
Other assets and payables, net	(1,039)	3,543	(4,332)	2,506	678
Due to/from affiliates, net	1,553	5,745	(10,573)	3,275	—
Net cash provided by (used in) operating activities	(319)	(39)	(18,498)	6,651	(12,205)

Cash Flows from Investing Activities
Dividends received/(paid)	2,394	(259)	(2,135)	—	—
Purchase of property, equipment and leasehold
improvements, net	(243)	(31)	(135)	—	(409)
Business acquisitions, net of cash acquired	—	(5)	(33)	—	(38)
Capital contributions from/to subsidiaries, net	(1,272)	—	1,272	—	—
Net cash provided by (used in) investing activities	879	(295)	(1,031)	—	(447)

Cash Flows from Financing Activities
Derivative contracts with a financing element	—	—	140	—	140
Issuance of short-term borrowings, net	231	(174)	27	—	84
Deposits at bank	—	—	8,238	(3,521)	4,717
Issuance of long-term borrowings	11,862	500	17,332	(5,989)	23,705
Principal payments of long-term borrowings	(8,239)	(102)	(6,717)	825	(14,233)
Issuance of common stock	230	—	—	—	230
Issuance of treasury stock	1,015	—	—	—	1,015
Purchase of treasury stock	(2,994)	—	—	—	(2,994)
Retirement of preferred stock	(250)	—	—	—	(250)
Dividends paid	(302)	—	—	—	(302)
Net cash provided by financing activities	1,553	224	19,020	(8,685)	12,112
Net change in cash and cash equivalents	2,113	(110)	(509)	(2,034)	(540)
Cash and cash equivalents, beginning of period	1,940	557	2,943	—	5,440
Cash and cash equivalents, end of period	$4,053	$447	$2,434	$(2,034)	$4,900

LEHMAN BROTHERS HOLDINGS INC.

NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(Parent Company Only)

Condensed Consolidating Statement of Cash Flows for the Year Ended November 30, 2004

			Other
In millions	Holdings	LBI	Subsidiaries	Eliminations	Total
Cash Flows from Operating Activities
Net income	$2,369	$1,136	$1,847	$(2,983)	$2,369
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in income of subsidiaries	(2,733)	(250)	—	2,983	—
Depreciation and amortization	126	28	274	—	428
Deferred tax provision (benefit)	(88)	(144)	158	—	(74)
Tax benefit from the issuance of stock-based awards	468	—	—	—	468
Non-cash compensation	800	—	—	—	800
Real estate reconfiguration charge	19	—	—	—	19
Other adjustments	21	41	23	—	85
Net change in:
Cash and securities segregated and on deposit for regulatory and other purposes	—	329	(1,314)	—	(985)
Financial instruments and other inventory positions owned	3,475	(998)	(2,913)	(8,500)	(8,936)
Financial instruments and other inventory positions sold but not yet purchased	(71)	(997)	17,960	6,579	23,471
Collateralized agreements and collateralized financing, net	(1,657)	(21,279)	(12,182)	—	(35,118)
Other assets and payables, net	(777)	1,725	2,480	475	3,903
Due to/from affiliates, net	(11,639)	21,105	(14,555)	5,089	—
Net cash provided by (used in) operating activities	(9,687)	696	(8,222)	3,643	(13,570)

Cash Flows from Investing Activities
Dividends received/(paid)	2,502	(575)	(1,927)	—	—
Purchase of property, equipment and leasehold improvements, net	(120)	(21)	(260)	—	(401)
Business acquisitions, net of cash acquired	(130)	—	—	—	(130)
Capital contributions from/to subsidiaries, net	(967)	(200)	1,167	—	—
Net cash provided by (used in) investing activities	1,285	(796)	(1,020)	—	(531)

Cash Flows from Financing Activities
Derivative contracts with a financing element	—	—	334	—	334
Issuance of short-term borrowings, net	31	193	302	—	526
Deposits at bank	—	—	2,083	3	2,086
Issuance of long-term borrowings	14,759	513	10,372	(5,159)	20,485
Principal payments of long-term borrowings	(8,348)	(208)	(3,777)	1,513	(10,820)
Issuance of common stock	108	—	—	—	108
Issuance of treasury stock	551	—	—	—	551
Purchase of treasury stock	(1,693)	—	—	—	(1,693)
Issuance of preferred stock	300	—	—	—	300
Dividends paid	(258)	—	—	—	(258)
Net cash provided by financing activities	5,450	498	9,314	(3,643)	11,619
Net change in cash and cash equivalents	(2,952)	398	72	—	(2,482)
Cash and cash equivalents, beginning of period	4,892	159	2,871	—	7,922
Cash and cash equivalents, end of period	$1,940	$557	$2,943	$—	$5,440

EXHIBIT INDEX

Exhibit No.	Exhibit

10.31	Base Salaries of Named Executive Officers of the Registrant

12.01	Computation in support of ratios of earnings to fixed charges and to combined fixed charges and preferred stock dividends

21.01	List of the Registrant’s Subsidiaries

23.01	Consent of Ernst & Young LLP

24.01	Powers of Attorney

31.01	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a)

31.02	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a)

32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Enacted by Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Enacted by Section 906 of the Sarbanes-Oxley Act of 2002