Form 10-Q
period 2007-02-28
LEHMAN BROTHERS HOLDINGS INC
filed 2007-04-09
CIK 806085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2007

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

As of March 31, 2007, 532,618,406 shares of the Registrant’s Common Stock, par value $0.10 per share, were outstanding.

[This page intentionally left blank.]

LEHMAN BROTHERS HOLDINGS INC.

FORM 10-Q

FOR THE QUARTER ENDED FEBRUARY 28, 2007

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

Lehman Brothers Holdings Inc.
Office of the Corporate Secretary
1301 Avenue of the Americas
5th Floor
New York, New York 10019, U.S.A.
1-212-526-0858

In order to view and print the documents referred to above (which are in the .PDF format) on Holdings’ internet site, you will need to have installed on your computer the Adobe® Reader® software. If you do not have Adobe Reader, a link to Adobe Systems Incorporated’s internet site, from which you can download the software, is provided.

“ECAPS” is a registered trademark of Lehman Brothers Holdings Inc.

LEHMAN BROTHERS HOLDINGS INC.
PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

LEHMAN BROTHERS HOLDINGS INC.

CONSOLIDATED STATEMENT of INCOME
(Unaudited)

In millions, except per share data
Quarter ended February 28	2007	2006
Revenues
Principal transactions	$2,921	$2,462
Investment banking	850	835
Commissions	540	488
Interest and dividends	9,089	6,192
Asset management and other	395	330
Total revenues	13,795	10,307
Interest expense	8,748	5,846
Net revenues	5,047	4,461
Non-Interest Expenses
Compensation and benefits	2,488	2,199
Technology and communications	266	228
Brokerage, clearance and distribution fees	194	141
Occupancy	146	141
Professional fees	98	72
Business development	84	60
Other	72	69
Total non-personnel expenses	860	711
Total non-interest expenses	3,348	2,910
Income before taxes and cumulative effect of accounting change	1,699	1,551
Provision for income taxes	553	513
Income before cumulative effect of accounting change	1,146	1,038
Cumulative effect of accounting change	—	47
Net income	$1,146	$1,085
Net income applicable to common stock	$1,129	$1,069

Earnings per basic common share:
Before cumulative effect of accounting change	$2.09	$1.87
Cumulative effect of accounting change	—	0.09
Earnings per basic common share	$2.09	$1.96

Earnings per diluted common share:
Before cumulative effect of accounting change	$1.96	$1.75
Cumulative effect of accounting change	—	0.08
Earnings per diluted common share	$1.96	$1.83

Dividends paid per common share	$0.15	$0.12

See Notes to Consolidated Financial Statements.

LEHMAN BROTHERS HOLDINGS INC.

CONSOLIDATED STATEMENT of FINANCIAL CONDITION
(Unaudited)

In millions	February 28, 2007	November 30, 2006

Assets

Cash and cash equivalents	$4,116	$5,987

Cash and securities segregated and on deposit for regulatory and other purposes	6,293	6,091

Financial instruments and other inventory positions owned: (includes $53,399 in 2007 and $42,600 in 2006 pledged as collateral)	256,638	226,596

Securities received as collateral	6,847	6,099

Collateralized agreements:
Securities purchased under agreements to resell	131,896	117,490
Securities borrowed	112,919	101,567

Receivables:
Brokers, dealers and clearing organizations	7,266	7,449
Customers	21,459	18,470
Others	2,285	2,052

Property, equipment and leasehold improvements (net of accumulated depreciation and amortization of $2,043 in 2007 and $1,925 in 2006)	3,398	3,269

Other assets	5,635	5,113

Identifiable intangible assets and goodwill (net of accumulated amortization of $307 in 2007 and $293 in 2006)	3,531	3,362

Total assets	$562,283	$503,545

See Notes to Consolidated Financial Statements.

	February 28,	November 30,
In millions, except share data	2007	2006
Liabilities and Stockholders’ Equity
Short-term borrowings and current portion of long-term borrowings (including $4,939 in 2007 and $3,783 in 2006 at fair value)	$23,997	$20,638
Financial instruments and other inventory positions sold but not yet purchased	140,903	125,960
Obligation to return securities received as collateral	6,847	6,099
Collateralized financings:
Securities sold under agreements to repurchase	153,332	133,547
Securities loaned	15,891	17,883
Other secured borrowings	23,599	19,028
Payables:
Brokers, dealers and clearing organizations	10,006	2,217
Customers	40,727	41,695
Accrued liabilities and other payables	12,827	14,697
Deposits at banks (including $13,632 in 2007 and $0 in 2006 at fair value)	23,374	21,412
Long-term borrowings (including $18,375 in 2007 and $11,025 in 2006 at fair value)	90,775	81,178
Total liabilities	542,278	484,354
Commitments and contingencies
Stockholders’ Equity
Preferred stock	1,095	1,095
Common stock, $0.10 par value:
Shares authorized: 1,200,000,000 in 2007 and 2006;
Shares issued: 610,865,692 in 2007 and 609,832,302 in 2006;
Shares outstanding: 534,877,435 in 2007 and 533,368,195 in 2006	61	61
Additional paid-in capital	9,273	8,727
Accumulated other comprehensive income/(loss), net of tax	(17)	(15)
Retained earnings	16,964	15,857
Other stockholders’ equity, net	(2,274)	(1,712)
Common stock in treasury, at cost: 75,988,257 shares in 2007 and 76,464,107 shares in 2006	(5,097)	(4,822)
Total common stockholders’ equity	18,910	18,096
Total stockholders’ equity	20,005	19,191
Total liabilities and stockholders’ equity	$562,283	$503,545

See Notes to Consolidated Financial Statements.

LEHMAN BROTHERS HOLDINGS INC.

CONSOLIDATED STATEMENT of CASH FLOWS
(Unaudited)

In millions
Quarter ended February 28	2007	2006
Cash Flows From Operating Activities
Net income	$1,146	$1,085
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	137	122
Non-cash compensation	287	249
Cumulative effect of accounting change	—	(47)
Other adjustments	9	(69)
Net change in:
Cash and securities segregated and on deposit for regulatory and other purposes	(202)	175
Financial instruments and other inventory positions owned	(29,129)	(13,444)
Resale agreements, net of repurchase agreements	5,378	13,649
Securities borrowed, net of securities loaned	(13,344)	(8,344)
Other secured borrowings	4,571	(4,753)
Receivables from brokers, dealers and clearing organizations	183	1,537
Receivables from customers	(2,989)	(1,099)
Financial instruments and other inventory positions sold but not yet purchased	14,978	4,599
Payables to brokers, dealers and clearing organizations	7,789	384
Payables to customers	(968)	2,659
Accrued liabilities and other payables	(1,386)	(2,861)
Other receivables and assets	(528)	—
Net cash used in operating activities	(14,068)	(6,158)
Cash Flows From Investing Activities
Purchase of property, equipment and leasehold improvements, net	(218)	(123)
Business acquisitions, net of cash acquired	(304)	(90)
Proceeds from sale of business	26	—
Net cash used in investing activities	(496)	(213)
Cash Flows From Financing Activities
Derivative contracts with a financing element	(35)	19
Tax benefit from the issuance of stock-based awards	176	217
Issuance of short-term borrowings, net	137	1,866
Deposits at banks	1,079	3,614
Issuance of long-term borrowings	19,010	7,514
Principal payments of long-term borrowings, including the current portion of long term borrowings	(6,224)	(4,492)
Issuance of common stock	28	58
Issuance of treasury stock	190	210
Purchase of treasury stock	(1,562)	(766)
Dividends paid	(106)	(87)
Net cash provided by financing activities	12,693	8,153
Net change in cash and cash equivalents	(1,871)	1,782
Cash and cash equivalents, beginning of period	5,987	4,900
Cash and cash equivalents, end of period	$4,116	$6,682
Supplemental Disclosure of Cash Flow Information (in millions):
Interest paid totaled $8,157 and $5,928 in 2007 and 2006, respectively.
Income taxes paid totaled $462 and $261 in 2007 and 2006, respectively.

See Notes to Consolidated Financial Statements.

LEHMAN BROTHERS HOLDINGS INC.

Notes to Consolidated Financial Statements
(Unaudited)

Note 1 Summary of Significant Accounting Policies

Basis of Presentation

The Consolidated Financial Statements include the accounts of Lehman Brothers Holdings Inc. (“Holdings”) and subsidiaries (collectively, the “Company,” “Lehman Brothers,” “we,” “us” or “our”). We are one of the leading global investment banks serving institutional, corporate, government and high net worth individual clients. Our worldwide headquarters in New York and regional headquarters in London and Tokyo are complemented by offices in additional locations in North America, Europe, the Middle East, Latin America and the Asia Pacific region. We are engaged primarily in providing financial services. The principal U.S., European, and Asian subsidiaries of Holdings are Lehman Brothers Inc. (“LBI”), a U.S. registered broker-dealer, Lehman Brothers International (Europe) (“LBIE”) and Lehman Brothers Europe Limited, authorized investment firms in the United Kingdom, and Lehman Brothers Japan (“LBJ”), a registered securities company in Japan.

These Consolidated Financial Statements are prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) with respect to Form 10-Q and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Pursuant to such rules and regulations, certain footnote disclosures that normally are required under generally accepted accounting principles are omitted. These Consolidated Financial Statements and notes should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto (the “2006 Consolidated Financial Statements”) included in Holdings’ Annual Report on Form 10-K for the fiscal year ended November 30, 2006 (the “Form 10-K”). The Consolidated Statement of Financial Condition at November 30, 2006 included in this Form 10-Q for the quarter ended February 28, 2007 was derived from the 2006 Consolidated Financial Statements.

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

On April 5, 2006, the stockholders of Holdings approved an increase of its authorized shares of common stock to 1.2 billion from 600 million, and the Board of Directors approved a 2-for-1 common stock split, in the form of a stock dividend, that was effected on April 28, 2006. All share and per share amounts have been retrospectively adjusted for the increase in authorized shares and the stock split. See Note 10, “Earnings per Common Share and Stockholders’ Equity” to the Consolidated Financial Statements for additional information about the stock split.

Use of Estimates

Generally accepted accounting principles require management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements. Management estimates are required in determining the fair value of certain inventory positions, including:  over-the-counter (“OTC”) derivatives, commercial mortgage loans, non-performing loans and high-yield positions, private equity and other principal investments, and non-investment grade interests in securitizations. Additionally, significant management estimates or judgment are required in assessing the realizability of deferred tax assets, the fair value of equity-based compensation awards, the fair value of assets and liabilities acquired in business acquisitions, the accounting treatment of qualifying special purpose entities (“QSPEs”) and variable interest entities (“VIEs”) and provisions associated with litigation, regulatory and tax proceedings. Management believes the estimates used in preparing the Consolidated Financial Statements are reasonable and prudent. Actual results could differ from these estimates.

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

Special purpose entities. Special purpose entities (“SPEs”) are corporations, trusts or partnerships that are established for a limited purpose. SPEs by their nature generally do not provide equity owners with significant voting powers because the SPE documents govern all material decisions. There are two types of SPEs—QSPEs and VIEs.

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

For a further discussion of our securitization activities and our involvement with VIEs, see Note 4, “Securitizations and Other Off-Balance-Sheet Arrangements,” to the Consolidated Financial Statements.

Revenue Recognition Policies

Principal transactions. Financial instruments classified as Financial instruments and other inventory positions owned and Financial instruments and other inventory positions sold but not yet purchased (both of which are recorded on a trade-date basis) are carried at fair value with unrealized gains and losses reflected in Principal transactions in the Consolidated Statement of Income.

Investment banking. Underwriting revenues, net of related underwriting expenses, and revenues for merger and acquisition advisory and other investment banking-related services are recognized when services for the transactions are completed. Direct costs associated with advisory services are recorded as non-personnel expenses, net of client reimbursements.

Commissions. Commissions primarily include fees from executing and clearing client transactions on stocks, options and futures markets worldwide. These fees are recognized on a trade-date basis.

Interest and dividends revenue and interest expense. We recognize contractual interest on Financial instruments and other inventory positions owned and Financial instruments and other inventory positions sold but not yet purchased on an accrual basis as a component of Interest and dividends revenue and Interest expense, respectively. Interest flows on derivative transactions are included as part of the fair value measurement of these contracts in Principal transactions and are not recognized as a component of interest revenue or expense. We account for our secured financing activities and certain short- and long-term borrowings on an accrual basis with related interest recorded as interest revenue or interest expense, as applicable.

Asset management and other. Investment advisory fees are recorded as earned. Generally, high net worth and institutional clients are charged or billed quarterly based on the account’s net asset value. Investment advisory and administrative fees earned from our mutual fund business (the “Funds”) are charged monthly to the Funds based on average daily net assets under management. In certain circumstances, we receive asset management incentive fees when the return on assets under management exceeds specified benchmarks. Incentive fees are generally based on investment performance over a twelve-month period and are not subject to adjustment after the measurement period ends. Accordingly, incentive fees are recognized when the measurement period ends. We also receive private equity incentive fees when the returns on certain private equity funds’ investments exceed specified threshold returns. Private equity incentive fees typically are based on investment periods in excess of one year, and future investment underperformance could require amounts previously distributed to us to be returned to the funds. Accordingly, these incentive fees are recognized when all material contingencies have been substantially resolved.

Financial Instruments and Other Inventory Positions

Financial instruments classified as Financial instruments and other inventory positions owned, including loans and Financial instruments and other inventory positions sold but not yet purchased are carried at fair value, with unrealized gains and losses reflected in Principal transactions in the Consolidated Statement of Income. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability, between market participants as of the measurement date other than in a forced sale or liquidation (i.e., the exit price). Securities (both long and short) are recognized on a trade-date basis. Customer securities (both long and short) are recognized on a settlement-date basis.

Fair value is generally determined based upon quoted market prices in active trading markets, or from valuation techniques which utilize observable market pricing inputs. Prior to December 1, 2006, we followed the American Institute of Certified Public Accountants (“AICPA”) Audit and Accounting Guide, Brokers and Dealers in Securities (the “Guide”) when determining fair value for financial instruments, which permitted the recognition of a discount to the quoted price when determining the fair value of a substantial block of a particular security, when the quoted price was not deemed to be readily realizable (i.e., a block discount).  SFAS No. 157, Fair Value Measurement (“SFAS 157”) precludes the use of liquidity or block discounts when measuring instruments traded in an active market at fair value. In accordance with our adoption of SFAS 157, beginning December 1, 2006, we determine the fair value of a substantial block of a particular security which trades in an active market, based upon the quoted price. See “Accounting and Regulatory Developments—SFAS 157” below and Note 3, “Fair Value of Financial Instruments,” to the Consolidated Financial Statements for additional information. When quoted prices or broker quotes are not available, we determine fair value based on pricing models or other valuation techniques, including the use of implied pricing from similar instruments. We typically use pricing models to derive fair value based on the net present value of estimated future cash flows including adjustments, when appropriate, for liquidity, credit and/or other factors. We account for real estate positions held for sale at the lower of cost or fair value with gains or losses recognized in Principal transactions in the Consolidated Statement of Income.

Lending and other commitments also are recorded at fair value, with unrealized gains or losses recognized in Principal transactions in the Consolidated Statement of Income. Mortgage loans are recorded at fair value. Prior to December 1, 2006, third-party costs of originating or acquiring mortgage loans were capitalized as part of the initial loan carrying value, with any subsequent changes in fair value being recognized as a component of Principal transactions in the Consolidated Statement of Income. Beginning December 1, 2006, such costs of originating or acquiring mortgage loans are recognized in earnings in Principal transactions in the Consolidated Statement of Income, as incurred, in accordance with our adoption of SFAS 157.

All firm-owned securities pledged to counterparties that have the right, by contract or custom, to sell or repledge the securities are classified as Financial instruments and other inventory positions owned, and are disclosed as pledged as collateral.

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

Derivatives are recorded at fair value in the Consolidated Statement of Financial Condition on a net-by-counterparty basis when a legal right of offset exists, and are netted across products when these provisions are stated in a master netting agreement. Cash collateral received or paid is netted on a counterparty basis, provided legal right of offset exists. Derivatives often are referred to as off-balance-sheet instruments because neither their notional amounts nor the underlying instruments are reflected as assets or liabilities of the Company. Instead, the fair values related to the derivative transactions are reported in the Consolidated Statement of Financial Condition as assets or liabilities, in Derivatives and other contractual agreements, as applicable. Margin on futures contracts is included in receivables and payables from/to brokers, dealers and clearing organizations, as applicable. Changes in fair values of derivatives are recorded in Principal transactions in the Consolidated Statement of Income. Fair value generally is determined either by quoted market prices (for exchange-traded futures and options) or pricing models (for swaps, forwards and options). Pricing models use observable and unobservable inputs to determine the present value of future cash flows with adjustments, as required, for credit, liquidity and model risk. Credit-related valuation adjustments incorporate historical experience and estimates of expected losses. Additional valuation adjustments may be recorded, as considered appropriate, for new or complex products or for positions with significant concentrations. These adjustments are integral components of the fair-value-measurement process.

Prior to fiscal 2007, we followed Emerging Issues Task Force (“EITF”) Issue No. 02-3, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities (“EITF 02-3”). Under EITF 02-3, recognition of a trading profit at inception of a derivative transaction was prohibited unless the fair value of that derivative was obtained from a quoted market price supported by comparison to other observable inputs or based on a valuation technique incorporating observable inputs. Subsequent to the inception date (“Day 1”), we recognized trading profits deferred at Day 1 in the period in which the valuation of such instrument became observable.  In 2007, we adopted SFAS 157 which nullified the guidance in EITF 02-3. SFAS 157 prescribes a fair value measurement hierarchy for determining fair value. See “Accounting and Regulatory Developments—SFAS 157” below for additional information.

As an end-user, we primarily use derivatives to modify the interest rate characteristics of our short- and long-term debt and certain secured financing activities. We also use equity, commodity, foreign exchange and credit derivatives to hedge our exposure to market price risk embedded in certain structured debt obligations, and foreign exchange contracts to manage the currency exposure related to our net investments in non–U.S. dollar functional currency subsidiaries (collectively, “End-User Derivatives”).

We use fair value hedges primarily to convert a substantial portion of our fixed-rate debt and certain long-term secured financing activities to floating interest rates. In these hedging relationships, the derivative is measured at fair value through earnings and the carrying value of the related hedged item is adjusted through earnings for the effect of changes in the risk being hedged. The hedge ineffectiveness in these relationships is recorded in Interest expense in the Consolidated Statement of Income. Gains or losses from revaluing foreign exchange contracts associated with hedging our net investments in non–U.S. dollar functional currency subsidiaries are reported within Accumulated other comprehensive income (net of tax) in Stockholders’ equity. Unrealized receivables/payables resulting from measuring End-User Derivatives at fair value are included in Financial instruments and other inventory positions owned or Financial instruments and other inventory positions sold but not yet purchased.

Private equity investments. When we hold at least 3% of a limited partnership interest we account for that interest under the equity method. We carry all other private equity investments at fair value. Certain of our private equity positions may contain trading restrictions. Fair value is determined by considering expected cash flows, sales restrictions, earnings multiples and/or comparisons to similar market transactions, among other factors.

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

Secured Financing Activities

Repurchase and resale agreements. Securities purchased under agreements to resell and Securities sold under agreements to repurchase, which are treated as secured financing transactions for financial reporting purposes, are collateralized primarily by government and government agency securities and are carried net by counterparty, when permitted, at the amounts at which the securities subsequently will be resold or repurchased plus accrued interest. It is our policy to take possession of securities purchased under agreements to resell. We compare the fair value of the underlying positions on a daily basis with the related receivable or payable balances, including accrued interest. We require counterparties to deposit additional collateral or return collateral pledged, as necessary, to ensure the fair value of the underlying collateral remains sufficient. Financial instruments and other inventory positions owned that are financed under repurchase agreements are carried at fair value, with unrealized gains and losses reflected in Principal transactions in the Consolidated Statement of Income.

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

Other secured borrowings. Other secured borrowings principally reflect non-recourse financings and are recorded at contractual amounts plus accrued interest.

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

Earnings per Share

We compute earnings per share (“EPS”) in accordance with SFAS No. 128, Earnings per Share. Basic EPS is computed by dividing net income applicable to common stock by the weighted-average number of common shares outstanding, which includes restricted stock units (“RSUs”) for which service has been provided. Diluted EPS includes the components of basic EPS and also includes the dilutive effects of RSUs for which service has not yet been provided and employee stock options. See Note 10, “Earnings per Common Share and Stockholders’ Equity” and Note 12, “Share-Based Employee Incentive Plans,” to the Consolidated Financial Statements for additional information.

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

Accounting and Regulatory Developments

SFAS 159. In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which permits certain financial assets and financial liabilities to be measured at fair value, using an instrument-by-instrument election. The initial effect of adopting SFAS 159 must be accounted for as a cumulative-effect adjustment to opening retained earnings for the fiscal year in which we apply SFAS 159. Retrospective application of SFAS 159 to fiscal years preceding the effective date is not permitted.

We elected to early adopt SFAS 159 beginning in our 2007 fiscal year and to measure at fair value substantially all remaining structured notes not previously accounted for at fair value under SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS 155”), as well as deposits at our U.S. banking subsidiaries.  We elected to adopt SFAS 159 for these instruments in order to ease the accounting complexity associated with these instruments under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. As a result of adopting SFAS 159, we recognized a $22 million after-tax increase ($35 million pre-tax) to opening retained earnings as of December 1, 2006, representing the effect of changing the measurement basis of these financial instruments from an adjusted amortized cost basis at November 30, 2006 to fair value.

SFAS 158. In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Retirement Plans (“SFAS 158”) requiring an employer to recognize the over- or under-funded status of its defined benefit postretirement plans as an asset or liability in its Consolidated Statement of Financial Condition, measured as the difference between the fair value of the plan assets and the benefit obligation. For pension plans the benefit obligation is the projected benefit obligation; for other postretirement plans the benefit obligation is the accumulated postretirement obligation. Upon adoption, SFAS 158 requires an employer to recognize previously unrecognized actuarial gains and losses and prior service costs within Accumulated other comprehensive income (net of tax), a component of Stockholders’ equity.

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

SFAS 157. In September 2006, the FASB issued SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about instruments carried at fair value, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 also (i) nullifies the guidance in EITF 02-3, which precluded the recognition of a trading profit at the inception of a derivative contract, unless the fair value of such derivative was obtained from a quoted market price or other valuation technique incorporating observable inputs; (ii) clarifies that an issuer’s credit standing should be considered when measuring liabilities at fair value; (iii); precludes the use of a liquidity or block discount when measuring instruments traded in an active market at fair value and (iv) requires costs related to acquiring financial instruments carried at fair value to be included in earnings as incurred.

We elected to early adopt SFAS 157 beginning in our 2007 fiscal year and we recorded the difference between the carrying amounts and fair values of (i) stand-alone derivatives and/or structured notes measured using the guidance in EITF 02-3 on recognition of a trading profit at the inception of a derivative, and (ii) financial instruments that are traded in active markets that were measured at fair value using block discounts, as a cumulative-effect adjustment to opening retained earnings.  As a result of adopting SFAS 157, we recognized a $45 million after-tax ($78 million pre-tax) increase to opening retained earnings.

The impact of adopting SFAS 157 in our first quarter of 2007 was not material to our Consolidated Statement of Income. SFAS 157 also requires new disclosures regarding the level of pricing observability associated with financial instruments carried at fair value. See Note 3, “Fair Value of Financial Instruments,” to the Consolidated Financial Statements for additional information.

EITF Issue No. 04-5. In June 2005, the FASB ratified the consensus reached in EITF Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-5”), which requires general partners (or managing members in the case of limited liability companies) to consolidate their partnerships or to provide limited partners with substantive rights to remove the general partner or to terminate the partnership. As the general partner of numerous private equity and asset management partnerships, we adopted EITF 04-5 immediately for partnerships formed or modified after June 29, 2005. For partnerships formed on or before June 29, 2005 that had not been modified, we adopted EITF 04-5 as of the beginning of our 2007 fiscal year. The adoption of EITF 04-5 did not have a material effect on our Consolidated Financial Statements.

FIN 48. In June 2006, the FASB issued FIN 48 clarifying the accounting for income taxes by prescribing the minimum recognition threshold a tax position must meet to be recognized in the financial statements. FIN 48 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We must adopt FIN 48 as of the beginning of our 2008 fiscal year. We are evaluating the effect of adopting FIN 48 on our Consolidated Financial Statements.

Note 2 Financial Instruments and Other Inventory Positions

Financial instruments and other inventory positions owned and Financial instruments and other inventory positions sold but not yet purchased were comprised of the following:

In millions			Sold But Not
Financial Instruments and Other Inventory Positions	Owned		Yet Purchased
February 28 and November 30	2007	2006	2007	2006
Mortgages and mortgage-backed positions (1)	$72,929	$57,726	$87	$80
Government and agencies	47,764	47,293	75,499	70,453
Corporate debt and other	48,807	43,764	12,559	8,836
Corporate equities	52,471	43,087	34,868	28,464
Derivatives and other contractual agreements	22,586	22,696	17,823	18,017
Real estate held for sale	9,017	9,408	—	—
Commercial paper and other money market instruments	3,064	2,622	67	110
	$256,638	$226,596	$140,903	$125,960

(1)          Mortgages and mortgage-backed positions owned include approximately $10.3 billion and $5.5 billion at February 28, 2007 and November 30, 2006, respectively, of mortgage loans for which the Company is not at risk. These loans have been sold to securitization trusts which do not meet the sale criteria under SFAS 140, and the investors in the trusts have no recourse to the Company’s other assets for failure of the mortgage holders to pay when due.

Mortgages and mortgage-backed positions include mortgage loans (both residential and commercial) and non-agency mortgage-backed securities. We originate residential and commercial mortgage loans as part of our mortgage trading and securitization activities and are a market leader in mortgage-backed securities trading. We securitized approximately $23 billion and $34 billion of residential mortgage loans for the quarter ended February 28, 2007 and 2006, respectively, including both originated loans and those we acquired in the secondary market. We originated approximately $15 billion and $16 billion of residential mortgage loans for the quarter ended February 28, 2007 and 2006, respectively. In addition, we originated approximately $13 billion and $8 billion of commercial mortgage loans for the quarter ended February 28, 2007 and 2006, respectively, a portion of which has been sold through securitization or syndication activities. See Note 4, “Securitizations and Other Off-Balance Sheet Arrangements” for additional information about our securitization activities. We record mortgage loans at fair value, with changes in fair value recognized in Principal transactions in the Consolidated Statement of Income.

Real estate held for sale for at February 28, 2007 and November 30, 2006 was approximately $9.0 billion and $9.4 billion, respectively. Our net investment position after giving effect to non-recourse financing was $5.9 billion at both February 28, 2007 and November 30, 2006.

Derivative Financial Instruments

In the normal course of business, we enter into derivative transactions both in a trading capacity and as an end-user. Our derivative activities (both trading and end-user) are recorded at fair value in the Consolidated Statement of Financial Condition. Acting in a trading capacity, we enter into derivative transactions to satisfy the needs of our clients and to manage our own exposure to market and credit risks resulting from our trading activities (collectively, “Trading-Related Derivative Activities”). As an end-user, we primarily enter into interest rate swap and option contracts to adjust the interest rate nature of our funding sources from fixed to floating rates and to change the index on which floating interest rates are based (e.g., Prime to LIBOR). We also use equity, commodity, foreign exchange and credit derivatives to hedge our exposure to market price risk embedded in certain structured debt obligations, and use foreign exchange contracts to manage the currency exposure related to our net investment in non–U.S. dollar functional currency subsidiaries.

Derivatives are subject to various risks similar to other financial instruments, including market, credit and operational risk. In addition, we may be exposed to legal risks related to derivative activities, including the possibility a transaction may be unenforceable under applicable law. The risks of derivatives should not be viewed in isolation, but rather should be considered on an aggregate basis along with our other Trading-Related Derivative

Activities. We manage the risks associated with derivatives on an aggregate basis along with the risks associated with proprietary trading and market-making activities in cash instruments, as part of our firm-wide risk management policies.

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

The following table presents the fair value of derivatives and other contractual agreements at February 28, 2007 and November 30, 2006. Assets included in the table represent unrealized gains, net of unrealized losses, for situations in which we have a master netting agreement. Similarly, liabilities represent net amounts owed to counterparties. The fair value of assets/liabilities related to derivative contracts at February 28, 2007 and November 30, 2006 represents our net receivable/payable for derivative financial instruments before consideration of securities collateral, but after consideration of cash collateral. Assets and liabilities are presented net of cash collateral of approximately $10.3 billion and $6.4 billion, respectively, at February 28, 2007 and $11.1 billion and $8.2 billion, respectively, at November 30, 2006.

In millions	February 28,		November 30,
Fair Value of Derivatives and Other Contractual	2007		2006
Agreements	Assets	Liabilities	Assets	Liabilities
Interest rate, currency and credit default swaps and options	$10,178	$6,213	$8,634	$5,691
Foreign exchange forward contracts and options	1,325	1,636	1,792	2,145
Other fixed income securities contracts (including TBAs and forwards) (1)	3,957	1,703	4,308	2,604
Equity contracts (including equity swaps, warrants and options)	7,126	8,271	7,962	7,577
	$22,586	$17,823	$22,696	$18,017

(1)          Includes commodity derivative assets of $392 million and liabilities of $369 million at February 28, 2007, and commodity derivative assets of $268 million and liabilities of $277 million at November 30, 2006.

At February 28, 2007 and November 30, 2006, the fair value of derivative assets included $2.3 billion and $3.2 billion, respectively, related to exchange-traded option and warrant contracts. With respect to OTC contracts, we view our net credit exposure to be $15.8 billion at February 28, 2007 and $15.6 billion at November 30, 2006, representing the fair value of OTC contracts in a net receivable position, after consideration of collateral. Counterparties to our OTC derivative products primarily are U.S. and foreign banks, securities firms, corporations, governments and their agencies, finance companies, insurance companies, investment companies and pension funds. Collateral held related to OTC contracts generally includes U.S. government and federal agency securities and listed equities.

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

Financial instruments and other inventory positions owned include U.S. government and agency securities, and securities issued by non-U.S. governments, which in the aggregate represented 8% of total assets at February 28, 2007. In addition, collateral held for resale agreements represented approximately 23% of total assets at February 28, 2007, and primarily consisted of securities issued by the U.S. government, federal agencies or non-U.S. governments. Our most significant industry concentration is financial institutions, which includes other brokers and dealers, commercial banks and institutional clients. This concentration arises in the normal course of business.

Note 3 Fair Value of Financial Instruments

We record Financial instruments and other inventory positions owned, and Financial instruments and other inventory positions sold but not yet purchased, at market or fair value, with unrealized gains and losses reflected in Principal transactions in the Consolidated Statement of Income. In addition, we recognize certain long and short-term borrowing obligations, principally hybrid financial instruments and deposits at banks liabilities, at fair value.

The degree of judgment utilized in measuring the fair value of financial instruments generally correlates to the level of pricing observability. Pricing observability is impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established and the characteristics specific to the transaction. Financial instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of pricing observability and a lesser degree of judgment utilized in measuring fair value. Conversely, financial instruments rarely traded or not quoted will generally have less, or no, pricing observability and a higher degree of judgment utilized in measuring fair value.

Effective December 1, 2006, we adopted SFAS 157, which among other things, requires enhanced disclosures about financial instruments carried at fair value. SFAS 157 establishes a hierarchal disclosure framework associated with the level of pricing observability utilized in measuring financial instruments at fair value. The three broad levels defined by the SFAS 157 hierarchy are as follows:

Level I – Quoted prices are available in active markets for identical assets or liabilities as of the reported date.  The type of financial instruments included in Level I are highly liquid cash instruments with quoted prices such as G-7 government, agency securities, listed equities and money market securities, as well as listed derivative instruments.

Level II – Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reported date. The nature of these financial instruments include cash instruments for which quoted prices are available but traded less frequently, derivative instruments whose fair value have been derived using a model where inputs to the model are directly observable in the market, or can be derived principally from or corroborated by observable market data, and instruments that are fair valued using other financial instruments, the parameters of which can be directly observed. Instruments which are generally included in this category are corporate bonds and loans, mortgage whole loans, municipal bonds and OTC derivatives.

Level III – Instruments that have little to no pricing observability as of the reported date.  These financial instruments do not have two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation. Instruments that are included in this category generally include certain commercial mortgage loans, certain private equity investments, distressed debt, non-investment grade residual interests in securitizations, as well as certain highly structured OTC derivative contracts.

The following table summarizes the valuation of our financial instruments by the above SFAS 157 pricing observability levels as of February 28, 2007:

In millions
At February 28, 2007	Total	Level I	Level II	Level III
Inventory Positions Carried at Fair Value:
Non-derivative assets	$225,035	$87,693	$121,130	$16,212
Non-derivative liabilities	123,080	108,745	14,335	—
Derivative assets	22,586	2,289	18,153	2,144
Derivative liabilities	17,823	3,129	13,684	1,010
Other Liabilities Carried at Fair Value: (1)
Short-term borrowings	4,939	—	4,939	—
Deposits at banks	13,632	—	13,632	—
Long-term borrowings (2)	18,375	—	18,375	—

(1)    In accordance with our adoption of SFAS 155, SFAS 157 and SFAS 159, we also recognize certain non-inventory positions at fair value.  See Note 1, “Summary of Significant Accounting Policies” for further discussion of our adoption of these accounting standards.

(2)   At February 28, 2007, the fair value of these borrowings was approximately $393 million less than the aggregate principal balance.

The following table summarizes the change in balance sheet carrying value associated with Level III financial instruments carried at fair value during the three months ended February 28, 2007:

In millions	Level III assets, net	Non-derivative assets	Derivatives assets, net
Balance, November 30, 2006	$13,612	$12,926	$686
Purchases / (sales), net	3,409	3,125	284
Net transfers in / (out)	—	—	—
Realized gains / (losses)	223	217	6
Unrealized gains / (losses)	102	(56)	158
Balance, February 28, 2007	$17,346	$16,212	$1,134

Net revenues (both realized and unrealized) for Level III financial instruments recognized for the three months ended February 28, 2007 were approximately $325 million, the significant majority of which has been classified in Principal transactions in the Consolidated Statement of Income. Caution should be utilized when evaluating reported net revenues for Level III financial instruments as those net revenues do not include the impact of hedging activities transacted in instruments that are categorized within other hierarchy levels (Level I or Level II). Actual net revenues associated with Level III items inclusive of hedging activities could differ materially from the above disclosure amounts. As the Company manages its risk exposures on a portfolio basis inclusive of instruments classified within multiple hierarchy levels, separate reporting of Level III items inclusive of hedging activities is not practicable.

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

For the quarters ended February 28, 2007 and 2006, we securitized approximately $27 billion and $37 billion of financial assets, including approximately $23 billion and $34 billion of residential mortgages and $3 billion and $2 billion of commercial mortgages, respectively. We also securitized approximately $1 billion of municipal and other asset-backed financial instruments during each of the quarters ended February 28, 2007 and 2006. At February 28, 2007 and November 30, 2006, we had approximately $1.4 billion and $2.0 billion, respectively, of non-investment grade interests from our securitization activities (primarily junior security interests in residential mortgage securitizations). We record inventory positions held prior to securitization, including residential and commercial loans, at fair value, as well as any interests held post-securitization. Fair value measurement gains or losses are recorded in Principal transactions in the Consolidated Statement of Income. Fair value is determined based on quoted prices, if available. When quoted prices are not available, fair value is determined based on valuation pricing models that take into account relevant factors such as discount, credit and prepayment assumptions, and also considers comparisons to similar observable inputs.

The following table presents the fair value of our interests in securitizations at February 28, 2007 and November 30, 2006, the key economic assumptions used in measuring the fair value of such interests, and the sensitivity of the fair value of such interests to immediate 10% and 20% adverse changes in the valuation assumptions, as well as the cash flows received on such interests in the securitizations.

Securitization Activity

	February 28, 2007			November 30, 2006
	Residential Mortgages			Residential Mortgages
		Non-			Non-
	Investment	Investment		Investment	Investment
Dollars in millions	Grade	Grade	Other	Grade	Grade	Other
Interests in securitizations (in billions)	$5.4	$1.4	$0.7	$5.3	$2.0	$0.6

Weighted-average life (years)	5	5	6	5	6	5

Average CPR (1)	21.6	29.7	—	27.2	29.1	—
Effect of 10% adverse change	$11	$14	$—	$21	$61	$—
Effect of 20% adverse change	$21	$27	$—	$35	$110	$—

Weighted-average credit loss assumption	0.6%	1.4%	—	0.6%	1.3%	—
Effect of 10% adverse change	$101	$92	$—	$70	$109	$—
Effect of 20% adverse change	$189	$166	$—	$131	$196	$—

Weighted-average discount rate	6.9%	20.0%	5.5%	7.2%	18.4%	5.8%
Effect of 10% adverse change	$125	$56	$19	$124	$76	$13
Effect of 20% adverse change	$243	$104	$37	$232	$147	$22

	Quarter ended February 28, 2007			Year ended November 30, 2006
Cash flows received on interests in securitizations	$249	$107	$41	$664	$216	$59

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

Mortgage servicing rights. Mortgage servicing rights (“MSRs”) represent the Company’s right to a future stream of cash flows based upon the contractual servicing fee associated with servicing mortgage loans and mortgage-backed securities. Our MSRs generally arise from the securitization of residential mortgage loans that we originate. MSRs are included in Financial instruments and other inventory positions owned on the Consolidated Statement of Financial Condition. At February 28, 2007 and November 30, 2006, the Company has MSRs of approximately $848 million and $829 million, respectively.

The determination of fair value for MSRs requires valuation processes which combine the use of discounted cash flow models and analysis of current observable inputs to arrive at an estimate of fair value. The cash flow and prepayment assumptions used in our discounted cash flow model are based on empirical data drawn from the historical performance of our MSRs, consistent with assumptions used by market participants valuing similar MSRs, and from data obtained on the performance of similar MSRs. These variables can, and generally will, change from quarter to quarter as market conditions and projected interest rates change.

The Company’s MSRs activities for the quarter ended February 28, 2007 and year ended November 30, 2006 are as follows:

	February 28,	November 30,
In millions	2007	2006
Balance, beginning of period	$829	$561
Additions, net	71	507
Changes in fair value:
Paydowns/servicing fees	(45)	(192)
Resulting from changes in valuation assumptions	(7)	(80)
Change due to SFAS 156 adoption	—	33
Balance, end of period	$848	$829

The following table shows the main assumptions we used to determine the fair value of our MSRs at February 28, 2007 and November 30, 2006 and the sensitivity of our MSRs to changes in these assumptions.

Mortgage Servicing Rights

	February 28,	November 30,
Dollars in millions	2007	2006
Weighted-average prepayment speed (CPR)	30	31
Effect of 10% adverse change	$83	$84
Effect of 20% adverse change	$154	$154
Discount rate	7.9%	8.0%
Effect of 10% adverse change	$10	$17
Effect of 20% adverse change	$20	$26

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

Cash flows received on contractual servicing in the first quarter of 2007 were approximately $77 million and are included in Principal transactions in the Consolidated Statement of Income.

Non-QSPE activities. Substantially all of our securitization activities are transacted through QSPEs, including residential and commercial mortgage securitizations. However, we are also actively involved with SPEs that do not meet the QSPE criteria due to their permitted activities not being sufficiently limited or because the assets are not deemed qualifying financial instruments (e.g., real estate). Our involvement with such SPEs includes credit-linked notes, real estate investment vehicles and other structured financing transactions designed to meet clients’ investing or financing needs.

We are a dealer in credit default swaps and, as such, we make a market in buying and selling credit protection on single issuers as well as on portfolios of credit exposures. One of the mechanisms we use to mitigate credit risk is to enter into default swaps with SPEs, in which we purchase default protection. In these transactions, the SPE issues credit-linked notes to investors and uses the proceeds to invest in high quality collateral. We pay a premium to the SPE for assuming credit risk under the default swap. Third-party investors in these SPEs are subject to default risk associated with the referenced obligations under the default swap as well as the credit risk of the assets held by the SPE. Our maximum loss associated with our involvement with such credit-linked note transactions is the fair value of our credit default swaps with such SPEs, which amounted to $318 million and $155 million at February 28, 2007 and November 30, 2006, respectively. However, the value of our default swaps are secured by the value of the underlying investment grade collateral held by the SPEs which was $12.4 billion and $10.8 billion at February 28, 2007 and November 30, 2006, respectively.

Because the results of our expected loss calculations generally demonstrate the investors in the SPE bear a majority of the entity’s expected losses (because the investors assume default risk associated with both the reference portfolio and the SPE’s assets), we generally are not the primary beneficiary and therefore do not consolidate these SPEs. However, in certain credit default transactions, generally when we participate in the fixed interest rate risk associated with the underlying collateral through an interest rate swap, we are the primary beneficiary of these transactions and therefore have consolidated the SPEs. At February 28, 2007 and November 30, 2006, we consolidated approximately $0.8 billion and $0.7 billion of these credit default transactions, respectively. We record the assets associated with these consolidated credit default transactions as a component of Financial instruments and other inventory positions owned.

We also invest in real estate directly through controlled subsidiaries and through VIEs. We consolidate our investments in variable interest real estate entities when we are the primary beneficiary. At February 28, 2007 and November 30, 2006, we consolidated approximately $3.6 billion and $3.4 billion, respectively, of real estate-related investments in VIEs for which we did not have a controlling financial interest. We record the assets associated with these consolidated real estate-related investments in VIEs as a component of Financial instruments and other inventory positions owned. After giving effect to non-recourse financing our net investment position in these consolidated VIEs was $2.3 billion and $2.2 billion at February 28, 2007 and November 30, 2006, respectively. See Note 2, “Financial Instruments and Other Inventory Positions” for a further discussion of our real estate held for sale.

In addition, we enter into other transactions with SPEs designed to meet clients’ investment and/or funding needs. See Note 9, “Commitments, Contingencies and Guarantees,” for additional information about these transactions and SPE-related commitments.

Note 5 Securities Received and Pledged as Collateral

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

At February 28, 2007 and November 30, 2006, the fair value of securities received as collateral and Financial instruments and other inventory positions owned that have not been sold, repledged or otherwise encumbered totaled approximately $153 billion and $139 billion, respectively. At February 28, 2007 and November 30, 2006, the fair value of securities received as collateral that we were permitted to sell or repledge was approximately $719 billion and $621 billion, respectively. Of this collateral, approximately $660 billion and $568 billion at February 28, 2007 and November 30, 2006, respectively, has been sold or repledged, generally as collateral under repurchase agreements or to cover Financial instruments and other inventory positions sold but not yet purchased.

We also pledge our own assets, primarily to collateralize certain financing arrangements. These pledged securities, where the counterparty has the right by contract or custom to rehypothecate the financial instruments, are classified as Financial instruments and other inventory positions owned (pledged as collateral) in the Consolidated Statement of Financial Condition as required by SFAS 140.

The carrying value of Financial instruments and other inventory positions owned that have been pledged or otherwise encumbered to counterparties where those counterparties do not have the right to sell or repledge, was approximately $87 billion and $75 billion at February 28, 2007 and November 30, 2006, respectively.

Note 6 Short-Term Borrowings

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

Short-Term Borrowings

In millions	February 28, 2007	November 30, 2006
Current portion of long-term borrowings	$15,976	$12,878
Commercial paper	1,594	1,653
Other short-term debt	6,427	6,107
	$23,997	$20,638

At February 28, 2007 and November 30, 2006, Short-term borrowings included structured notes of approximately $4.9 billion and $3.8 billion, respectively, of borrowings carried at fair value in accordance with SFAS 155 and SFAS 159. See Note 1, “Summary of Significant Accounting Policies—Accounting and Regulatory Developments—SFAS 159,” for additional information.

Note 7 Deposits at Banks

Deposits at banks are held at both our U.S. and non—U.S. banks and are comprised of the following:

In millions	February 28, 2007	November 30, 2006
Time deposits	$21,847	$20,213
Savings deposits	1,527	1,199
	$23,374	$21,412

At February 28, 2007, Deposits at Banks include time deposits at U.S. banks of approximately $13.6 billion carried at fair value in accordance with our adoption of SFAS 159. See Note 1, “Summary of Significant Accounting Policies—Accounting and Regulatory Developments—SFAS 159,” for additional information.

Note 8 Long-Term Borrowings

Long-term borrowings (excluding borrowings with remaining maturities within one year of the financial statement date) consist of the following:

In millions	February 28, 2007	November 30, 2006
Senior notes	$83,536	$75,202
Subordinated notes	4,226	3,238
Junior subordinated notes	3,013	2,738
	$90,775	$81,178
Weighted-average maturity	6.5 years	6.3 years

For additional information about issuances and maturities of Long-term borrowings, see the Consolidated Statement of Cash Flows.

At February 28, 2007 and November 30, 2006, Long-term borrowings include structured notes of approximately $18.4 billion and $11.0 billion, respectively of borrowings carried at fair value in accordance with SFAS 155 and SFAS 159. See Note 1, “Summary of Significant Accounting Policies,” for additional information.

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

In January 2007, Lehman Brothers UK Capital Funding IV LP, a UK limited partnership (the “UK LP”), issued in aggregate €200 million Fixed Rate Enhanced Capital Advantage Preferred Securities (“ECAPS®”). A corresponding €200 million principal amount of junior subordinated notes were issued by Lehman Brothers Holdings Inc. to the UK LP. Distributions will accrue on the ECAPS® at a rate of 5.75% per annum. ECAPS® have no mandatory redemption date, but may be redeemed at our option on the distribution payment date falling on April 25, 2012, or any distribution payment date thereafter.

We accounted for this transaction in accordance with FIN 46(R) and, accordingly, did not consolidate the UK LP.

Credit Facilities

We use both committed and uncommitted bilateral and syndicated long-term bank facilities to complement our long-term debt issuance. Holdings maintains a $2.0 billion unsecured, committed revolving credit agreement with a syndicate of banks which expires in February 2009. In addition, we maintain a $1.0 billion multi-currency unsecured, committed revolving credit facility with a syndicate of banks for Lehman Brothers Bankhaus AG (“Bankhaus”) which expires in April 2008. Our ability to borrow under such facilities is conditioned on complying with customary lending conditions and covenants. We have maintained compliance with the material covenants under these credit agreements at all times. As of February 28, 2007, there were no borrowings against Holdings’ or Bankhaus’ credit facilities.

Note 9 Commitments, Contingencies and Guarantees

In the normal course of business, we enter into various commitments and guarantees, including lending commitments to high grade and high yield borrowers, private equity investment commitments, liquidity commitments and other guarantees. In all instances, we measure these commitments and guarantees at fair value with changes in fair value recognized in Principal transactions in the Consolidated Statement of Income.

Lending–Related Commitments

The following table summarizes lending-related commitments at February 28, 2007 and November 30, 2006:

						Total
	Amount of Commitment Expiration per Period					Contractual Amount
			2009-	2011-	2013 and	February	November
In millions	2007	2008	2010	2012	Later	28, 2007	30, 2006
High grade (1)	$2,491	$577	$5,604	$9,098	$168	$17,938	$17,945
High yield (2)	2,595	955	1,482	2,903	1,452	9,387	7,558
Investment grade contingent acquisition facilities	1,420	2,429	—	—	—	3,849	1,918
Non-investment grade contingent acquisition facilities	14,748	5,396	—	—	—	20,144	12,766
Mortgage commitments	11,812	573	1,179	367	33	13,964	12,246
Secured lending transactions, including forward starting resale and repurchase agreements	104,374	2,473	370	463	1,610	109,290	82,987

(1)   We view our net credit exposure for high grade commitments, after consideration of hedges, to be $4.9 billion at both February 28, 2007 and November 30, 2006.

(2)   We view our net credit exposure for high yield commitments, after consideration of hedges, to be $7.8 billion and $5.9 billion at February 28, 2007 and November 30, 2006, respectively.

High grade and high yield. Through our high grade and high yield sales, trading and underwriting activities, we make commitments to extend credit in loan syndication transactions. We use various hedging and funding strategies to actively manage our market, credit and liquidity exposures on these commitments. We do not believe total commitments necessarily are indicative of actual risk or funding requirements because the commitments may not be drawn or fully used and such amounts are reported before consideration of hedges. These commitments and any related drawdowns of these facilities typically have fixed maturity dates and are contingent on certain representations, warranties and contractual conditions applicable to the borrower. We define high yield (non-investment grade) exposures as securities of or loans to companies rated BB+ or lower or equivalent ratings by recognized credit rating agencies, as well as non-rated securities or loans that, in management’s opinion, are non-investment grade. We had commitments to investment grade borrowers at both February 28, 2007 and November 30, 2006 of $17.9 billion (net credit exposure of $4.9 billion, after consideration of hedges). We had commitments to non-investment grade borrowers of $9.4 billion (net credit exposure of $7.8 billion, after consideration of hedges) and $7.6 billion (net credit exposure of $5.9 billion, after consideration of hedges) at February 28, 2007 and November 30, 2006, respectively.

Contingent acquisition facilities. From time to time we provide contingent commitments to investment and non-investment grade counterparties related to acquisition financing. Our expectation is, and our past practice has been, to distribute our obligations under these commitments to third parties through loan syndications if the transaction closes. We do not believe these commitments are necessarily indicative of our actual risk because the borrower may not complete a contemplated acquisition or, if the borrower completes the acquisition, it often will raise funds in the capital markets instead of drawing on our commitment. Additionally, in most cases, the borrower’s ability to draw is subject to there being no material adverse change in the borrower’s financial conditions, among other factors. These commitments also generally contain certain flexible pricing features to adjust for changing market conditions prior to closing. We provided contingent commitments to investment-grade counterparties related to acquisition financing of approximately $3.8 billion and $1.9 billion at February 28, 2007 and November 30, 2006, respectively. In addition, we provided contingent commitments to non-investment-grade counterparties related to acquisition financing of approximately $20.1 billion and $12.8 billion at February 28, 2007 and November 30, 2006, respectively.

Mortgage commitments. Through our mortgage origination platforms we make commitments to extend mortgage loans. We use various hedging and funding strategies to actively manage our market, credit and liquidity exposures on these commitments. We do not believe total commitments necessarily are indicative of actual risk or funding requirements because the commitments may not be drawn or fully used and such amounts are reported before consideration of hedges. At February 28, 2007 and November 30, 2006, we had outstanding mortgage commitments of approximately $14.0 billion and $12.2 billion, respectively, including $8.5 billion and $7.0 billion of residential mortgages and $5.5 billion and $5.2 billion of commercial mortgages. The residential mortgage loan commitments require us to originate mortgage loans at the option of a borrower generally within 90 days at fixed interest rates. We sell residential mortgage loans, once originated, primarily through securitizations.

See Note 4, “Securitizations and Other Off-Balance-Sheet Arrangements” to the Consolidated Financial Statements for additional information about our securitization activities.

Secured lending transactions. In connection with our financing activities, we had outstanding commitments under certain collateralized lending arrangements of approximately $7.5 billion and $7.4 billion at February 28, 2007 and November 30, 2006, respectively. These commitments require borrowers to provide acceptable collateral, as defined in the agreements, when amounts are drawn under the lending facilities. Advances made under these lending arrangements typically are at variable interest rates and generally provide for over-collateralization. In addition, at February 28, 2007, we had commitments to enter into forward starting secured resale and repurchase agreements, primarily secured by government and government agency collateral, of $55.0 billion and $46.8 billion, respectively, compared with $44.4 billion and $31.2 billion, respectively, at November 30, 2006.

Other Commitments and Guarantees

The following table summarizes other commitments and guarantees at February 28, 2007 and November 30, 2006:

						Notional/
	Amount of Commitment Expiration per Period					Maximum Payout
			2009-	2011-	2013 and	February	November
In millions	2007	2008	2010	2012	Later	28, 2007	30, 2006
Derivative contracts	$69,669	$60,940	$87,475	$126,480	$182,459	$527,023	$534,585
Municipal-securities-related commitments	809	805	602	77	76	2,369	1,599
Other commitments with variable interest entities	610	735	870	309	2,666	5,190	4,902
Standby letters of credit	2,179	206	—	—	—	2,385	2,380
Private equity and other principal investment commitments	939	321	351	34	—	1,645	1,088

Derivative contracts. In accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”), we disclose certain derivative contracts meeting the FIN 45 definition of a guarantee. Under FIN 45, derivative contracts are considered to be guarantees if such contracts require us to make payments to counterparties based on changes in an underlying instrument or index (e.g., security prices, interest rates, and currency rates) and include written credit default swaps, written put options, written foreign exchange and interest rate options. Derivative contracts are not considered guarantees if these contracts are cash settled and we have no basis to determine whether it is probable the derivative counterparty held the related underlying instrument at the inception of the contract. We have determined these conditions have been met for certain large financial institutions. Accordingly, when these conditions are met, we have not included these derivatives in our guarantee disclosures. At February 28, 2007 and November 30, 2006, the maximum payout value of derivative contracts deemed to meet the FIN 45 definition of a guarantee was approximately $527 billion and $535 billion, respectively. For purposes of determining maximum payout, notional values are used; however, we believe the fair value of these contracts is a more relevant measure of these obligations because we believe the notional amounts greatly overstate our expected payout. At February 28, 2007 and November 30, 2006, the fair value of such derivative contracts approximated $8.1 billion and $9.3 billion, respectively. In addition, all amounts included above are before consideration of hedging transactions. We substantially mitigate our risk on these contracts through hedges, using other derivative contracts and/or cash instruments. We manage risk associated with derivative guarantees consistent with our global risk management policies.

Municipal-securities-related commitments. At February 28, 2007 and November 30, 2006, we had municipal-securities-related commitments of approximately $2.4 billion and $1.6 billion, respectively, which are principally comprised of liquidity commitments related to trust certificates issued to investors backed by investment grade municipal securities. We believe our liquidity commitments to these trusts involve a low level of risk because our obligations are supported by investment grade securities and generally cease if the underlying assets are downgraded below investment grade or default. In certain instances, we also provide credit default protection to investors, which approximated $141 million and $48 million at February 28, 2007 and November 30, 2006, respectively.

Other commitments with VIEs. We make certain liquidity commitments and guarantees associated with VIEs. We provided liquidity of approximately $1.1 billion and $1.0 billion at February 28, 2007 and November 30, 2006, respectively, which represented our maximum exposure to loss, to commercial paper conduits in support of certain clients’ secured financing transactions. However, we believe our actual risk to be limited because these liquidity commitments are supported by over-collateralization with investment grade collateral.

In addition, we provide limited downside protection guarantees to investors in certain VIEs by guaranteeing return of their initial principal investment. Our maximum exposure to loss under such commitments was approximately $4.1 billion and $3.9 billion at February 28, 2007 and November 30, 2006, respectively. We believe our actual risk to be limited because our obligations are collateralized by the VIEs’ assets and contain significant constraints under which downside protection will be available (e.g., the VIE is required to liquidate assets in the event certain loss levels are triggered).

Standby letters of credit. At both February 28, 2007 and November 30, 2006, we were contingently liable for $2.4 billion of letters of credit primarily used to provide collateral for securities and commodities borrowed and to satisfy margin deposits at option and commodity exchanges.

Private equity and other principal investments. At February 28, 2007 and November 30, 2006, we had private equity and other principal investment commitments of approximately $1.6 billion and $1.1 billion, respectively.

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

In connection with certain acquisitions and strategic investments, we agreed to pay additional consideration contingent on the acquired entity meeting or exceeding specified income, revenue or other performance thresholds. These payments will be recorded as amounts become determinable. At February 28, 2007 and November, 30, 2006, our estimated obligations related to these contingent consideration arrangements are $464 million and $224 million, respectively.

Income Taxes

We are continuously under audit examination by the Internal Revenue Service (the “IRS”) and other tax authorities in jurisdictions in which we conduct significant business activities, such as the United Kingdom, Japan and various U.S. states and localities. We regularly assess the likelihood of additional tax assessments in each of these tax jurisdictions and the related impact on our Consolidated Financial Statements.  We have established tax reserves, which we believe to be adequate, in relation to the potential for additional tax assessments.  Once established, tax reserves are adjusted only when additional information is obtained or an event occurs requiring a change to such tax reserves.

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

Note 10 Earnings per Common Share and Stockholders’ Equity

Earnings per common share were calculated as follows:

Earnings per Common Share

In millions, except per share data
Quarter ended February 28	2007	2006
Numerator:
Net income	$1,146	$1,085
Preferred stock dividends	(17)	(16)
Numerator for basic earnings per share—net income applicable to common stock	$1,129	$1,069
Denominator:
Denominator for basic earnings per share—weighted-average common shares	540.9	546.3
Effect of dilutive securities:
Employee stock options	26.8	30.2
Restricted stock units	7.7	7.7
Dilutive potential common shares	34.5	37.9
Denominator for diluted earnings per share—weighted-average common and dilutive potential common shares (1)	575.4	584.2
Basic earnings per common share	$2.09	$1.96
Diluted earnings per common share	$1.96	$1.83

(1) Anti-dilutive options and restricted stock units excluded from the calculations of diluted earnings per share	0.8	6.3

On April 5, 2006, our Board of Directors approved a 2-for-1 common stock split, in the form of a stock dividend that was effected on April 28, 2006. February 28, 2006 share and earnings per share amounts have been restated to reflect the split. The par value of the common stock remained at $0.10 per share.  Accordingly, an adjustment from Additional paid-in capital to Common stock was required to preserve the par value of the post-split shares.

Note 11 Regulatory Requirements

Holdings is regulated by the SEC as a consolidated supervised entity (“CSE”). As such, it is subject to group-wide supervision and examination by the SEC, and must comply with rules regarding the measurement, management and reporting of market, credit, liquidity, legal and operational risk. As of February 28, 2007, Holdings was in compliance with the CSE capital requirements and held allowable capital in excess of the minimum capital requirements on a consolidated basis.

In the United States, LBI and Neuberger Berman, LLC (“NBLLC”) are registered broker dealers that are subject to SEC Rule 15c3-1 and Rule 1.17 of the Commodity Futures Trading Commission (“CFTC”), which specify minimum net capital requirements for their registrants. LBI and NBLLC have consistently operated in excess of their respective regulatory capital requirements. The SEC has approved LBI’s use of Appendix E of the Net Capital Rule which establishes alternative net capital requirements for broker-dealers that are part of CSEs. Appendix E allows LBI to calculate net capital charges for market risk and derivatives-related credit risk based on internal risk models provided that LBI holds tentative net capital in excess of $1 billion and net capital in excess of $500 million. Additionally, LBI is required to notify the SEC in the event that its tentative net capital is less than $5 billion. As of February 28, 2007, LBI had tentative net capital in excess of $5 billion, and had net capital of $4.6 billion, which exceeded the minimum net capital requirement by $4.1 billion. As of February 28, 2007, NBLLC had net capital of $221 million, which exceeded the minimum net capital requirement by $215 million.

LBIE, a United Kingdom registered broker-dealer and subsidiary of Holdings, is subject to the capital requirements of the Financial Services Authority (“FSA”) of the United Kingdom. Financial resources, as defined, must exceed the total financial resources requirement of the FSA. At February 28, 2007, LBIE’s financial resources of approximately $11.2 billion exceeded the minimum requirement by approximately $3.2 billion. Lehman Brothers Japan Inc., a regulated broker-dealer, is subject to the capital requirements of the Financial Services Agency and, at February 28, 2007, had net capital of approximately $917 million, which was approximately $378 million in excess of the specified levels required.

Lehman Brothers Bank, FSB (“LBB”), our thrift subsidiary, is regulated by the Office of Thrift Supervision (“OTS”). Lehman Brothers Commercial Bank (“LBCB”), our Utah industrial bank subsidiary is regulated by the Utah Department of Financial Institutions and the Federal Deposit Insurance Corporation. LBB and LBCB exceed all regulatory capital requirements and are considered to be well capitalized as of February 28, 2007. Bankhaus is subject to the capital requirements of the Federal Financial Supervisory Authority of the German Federal Republic. At February 28, 2007, Bankhaus’ financial resources, as defined, exceed its minimum financial resources requirement.

Certain other subsidiaries are subject to various securities, commodities and banking regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. At February 28, 2007, these other subsidiaries were in compliance with their applicable local capital adequacy requirements.

In addition, our “AAA” rated derivatives subsidiaries, Lehman Brothers Financial Products Inc. (“LBFP”) and Lehman Brothers Derivative Products Inc. (“LBDP”), have established certain capital and operating restrictions that are reviewed by various rating agencies. At February 28, 2007, LBFP and LBDP each had capital that exceeded the requirements of the rating agencies.

The regulatory rules referred to above, and certain covenants contained in various debt agreements, may restrict Holdings’ ability to withdraw capital from its regulated subsidiaries, which in turn could limit its ability to pay dividends to shareholders.  Holdings provides guarantees of certain activities of its subsidiaries, including our fixed income derivative business conducted through Lehman Brothers Special Financing, Inc.

Note 12 Share-Based Employee Incentive Plans

We sponsor several share-based employee incentive plans. Amortization of compensation costs for grants awarded under these plans was approximately $287 million and $249 million for the quarters ended February 28, 2007 and 2006, respectively. The total income tax benefit recognized in the Consolidated Statement of Income for these plans was $113 million and $104 million for the quarters ended February 28, 2007 and 2006, respectively.

At February 28, 2007, unrecognized compensation cost related to nonvested stock option and RSU awards totaled $2.7 billion. The cost of these non-vested awards is expected to be recognized over a weighted-average period of approximately 4.4 years.

Below is a description of our share-based employee incentive plans.

Share-Based Employee Incentive Plans

We sponsor several share-based employee incentive plans. The total number of shares of common stock remaining available for future awards under these plans at February 28, 2007, was 7.2 million (not including shares that may be returned to the Stock Incentive Plan (the “SIP”) as described below, but including an additional 0.4 million shares authorized for issuance under the Lehman Brothers Holdings Inc. 1994 Management Ownership Plan (the “1994 Plan”) that have been reserved solely for issuance in respect of dividends on outstanding awards under this plan). In connection with awards made under our share-based employee incentive plans, we are authorized to issue shares of common stock held in treasury or newly-issued shares.

1994 and 1996 Management Ownership Plans and Employee Incentive Plan. The 1994 Plan, the Lehman Brothers Holdings Inc. 1996 Management Ownership Plan (the “1996 Plan”), and the Lehman Brothers Holdings Inc. Employee Incentive Plan (the “EIP”) all expired following the completion of their various terms. These plans provided for the issuance of RSUs, performance stock units (“PSUs”), stock options and other share-based awards to eligible employees. At February 28, 2007, awards with respect to 607.2 million shares of common stock have been made under these plans, of which 154.0 million are outstanding and 453.2 million have been converted to freely transferable common stock.

Stock Incentive Plan. The SIP has a 10-year term ending in May 2015, with provisions similar to the previous plans. The SIP authorized the issuance of up to the total of (i) 20.0 million shares, plus (ii) the 33.5 million shares authorized for issuance under the 1996 Plan and the EIP that remained unawarded upon their expiration, plus (iii) any shares subject to repurchase or forfeiture rights under the 1996 Plan, the EIP or the SIP that are reacquired by the Company, or the award of which is canceled, terminates, expires or for any other reason is not payable, plus (iv) any shares withheld or delivered pursuant to the terms of the SIP in payment of any applicable exercise price or tax withholding obligation. Awards with respect to 49.5 million shares of common stock have been made under the SIP as of February 28, 2007, most of which are outstanding.

1999 Long-Term Incentive Plan. The 1999 Neuberger Berman Inc. Long-Term Incentive Plan (the “LTIP”) provides for the grant of restricted stock, restricted units, incentive stock, incentive units, deferred shares, supplemental units and stock options. The total number of shares of common stock that may be issued under the LTIP is 15.4 million. At February 28, 2007, awards with respect to approximately 14.1 million shares of common stock had been made under the LTIP, of which 4.7 million were outstanding.

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

For RSUs granted prior to 2004, we measured compensation cost based on the market value of our common stock at the grant date in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, a discount from the market price of an unrestricted share of common stock on the RSU grant date was not recognized for selling restrictions subsequent to the vesting date. For awards granted beginning in 2004, we measure compensation cost based on the market price of our common stock at the grant date less a discount for sale restrictions subsequent to the vesting date in accordance with SFAS 123 Share-Based Payment (“SFAS 123”) and SFAS No.123 (revised) Share-Based Payment (“SFAS 123(R)”) The fair value of RSUs subject to post-vesting date sale restrictions are generally discounted by three to eight percent for each year based upon the duration of the post-vesting restriction.  These discounts are based on market-based studies and academic research on securities with restrictive features. RSUs granted in each of the periods presented contain selling restrictions subsequent to the vesting date.

The fair value of RSUs converted to common stock without restrictions for the quarter ended February 28, 2007 was $162 million. Compensation costs previously recognized and tax benefits recognized in equity upon issuance of these awards were approximately $122 million.

The following table summarizes RSU activity for the year ended November 30, 2006 and quarter ended February 28, 2007:

Restricted Stock Units

				Weighted
				Average
			Total Number	Grant Date
	Unamortized	Amortized	of RSUs	Fair Value
Balance, November 30, 2005	48,116,384	72,301,290	120,417,674	$38.35
Granted	8,251,700	—	8,251,700	71.41
Canceled	(2,244,585)	(72,424)	(2,317,009)	43.81
Exchanged for stock without restrictions	—	(25,904,367)	(25,904,367)	28.93
Amortization	(19,218,999)	19,218,999	—	—
Balance, November 30, 2006	34,904,500	65,543,498	100,447,998	43.37
Granted	35,249,710	—	35,249,710	69.12
Canceled	(59,533)	(106,167)	(165,700)	54.79
Exchanged for stock without restrictions	—	(2,093,324)	(2,093,324)	42.72
Amortization	(17,335,238)	17,335,238	—	—
Outstanding February 28, 2007	52,759,439	80,679,245	133,438,684	$50.17

Of the RSUs outstanding at February 28, 2007, approximately 80.7 million were amortized and included in basic earnings per share, and approximately 17.1 million will be amortized during the remainder of fiscal 2007, and the remainder will be amortized subsequent to November 30, 2007. At February 28, 2007 and November 30, 2006, 55.9 million and 35.7 million RSUs, respectively, were held in an irrevocable grantor trust (the “RSU Trust”), which provides common stock voting rights to employees who held outstanding RSUs.

Stock Options

Employees and Directors may receive stock options, in lieu of cash, as a portion of their total compensation. Such options generally become exercisable over a one- to five-year period and generally expire 5 to 10 years from the date of grant, subject to accelerated expiration upon termination of employment.

No stock options were granted during the quarter ended February 28, 2007.

The following table summarizes stock option activity for the year ended November 30, 2006 and quarter ended February 28, 2007:

Stock Option Activity

		Weighted-Average	Expiration
	Options	Exercise Price	Dates
Balance, November 30, 2005	101,750,326	$31.36	12/05—11/15
Granted	2,670,400	66.14
Exercised	(22,453,729)	28.38
Canceled	(570,626)	31.63
Balance, November 30, 2006	81,396,371	33.32	12/06—5/16
Granted	—	—
Exercised	(7,377,116)	29.57
Canceled	(70,698)	35.60
Balance, February 28, 2007	73,948,557	$33.69	3/07—5/16

The total intrinsic value of stock options exercised for the quarter ended February 28, 2007 was $375 million for which compensation costs previously recognized and tax benefits recognized in equity upon issuance totaled approximately $149 million. Cash received from the exercise of stock options for the quarter ended February 28, 2007 totaled $218 million.

The table below provides additional information related to stock options outstanding:

Dollars in millions, except per share data
February 28, 2007	Outstanding	Options Exercisable
Number of options	73,948,557	41,655,683
Weighted-average exercise price	$33.69	$28.23
Aggregate intrinsic value	$2,930	$1,878
Weighted-average remaining contractual terms in years	4.65	4.25

At February 28, 2007, the number of options outstanding, net of projected forfeitures, was approximately 72.6 million shares, with a weighted-average exercise price of $33.52, aggregate intrinsic value of $2.9 billion, and weighted-average remaining contractual terms of 4.63 years.

Restricted Stock

At February 28, 2007, there were approximately 475,524 shares of restricted stock outstanding. The fair value of the 192,832 shares of restricted stock that became freely tradable during the quarter ended February 28, 2007 was approximately $16 million.

Stock Repurchase Program

We maintain a stock repurchase program to manage our equity capital. Our stock repurchase program is effected through regular open-market purchases, as well as through employee transactions where employees tender shares of common stock to pay for the exercise price of stock options and the required tax withholding obligations upon option exercises and conversion of restricted stock units to freely-tradable common stock. For 2007, our Board of Directors has authorized the repurchase, subject to market conditions, of up to 100 million shares of Holdings’ common stock for the management of our equity capital, including offsetting dilution due to employee stock awards.   For the quarter ended February 28, 2007, we repurchased approximately 19.5 million shares of our common stock through open-market purchases at an aggregate cost of approximately $1.6 billion, or $80.08 per share.  In addition, we withheld approximately 1.5 million shares of common stock from employees at an equivalent cost of approximately $118 million.

Note 13 Employee Benefit Plans

We provide both funded and unfunded noncontributory defined benefit pension plans for the majority of our employees worldwide. In addition, we provide certain other postretirement benefits, primarily health care and life insurance, to eligible employees. The following table presents the components of net periodic cost related to these plans for the quarters ended February 28, 2007 and 2006:

Components of Net Periodic Cost

	Pension Benefits				Other Postretirement
In millions	U.S.		Non–U.S.		Benefits
Quarter ended February 28	2007	2006	2007	2006	2007	2006
Service cost	$14	$11	$2	$2	$—	$—
Interest cost	16	15	6	5	1	1
Expected return on plan assets	(21)	(19)	(9)	(6)	—	—
Amortization of net actuarial loss	7	7	2	2	—	—
Amortization of prior service cost	1	1	—	—	—	—
Net periodic cost	$17	$15	$1	$3	$1	$1

Expected Contributions for the Fiscal Year Ending November 30, 2007

We do not expect it to be necessary to contribute to our U.S. pension plans in the fiscal year ending November 30, 2007. We expect to contribute approximately $24 million to our non-U.S. pension plans in the fiscal year ending November 30, 2007.

Note 14 Business Segments and Geographic Information

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

The Investment Management business segment consists of the Asset Management and Private Investment Management businesses. Asset Management generates fee-based revenues from customized investment management services for high net worth clients, as well as fees from mutual funds and other small and middle market institutional investors. Asset Management also generates management and incentive fees from our role as general partner for private equity and other alternative investment partnerships. Private Investment Management provides comprehensive investment, wealth advisory and capital markets execution services to high net worth and middle market, institutional clients.

Our business segment information for the quarters ended February 28, 2007 and 2006 is prepared using the following methodologies:

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

Business Segments

	Capital	Investment	Investment
In millions	Markets	Banking	Management	Total
Quarter ended February 28, 2007
Gross revenues	$12,222	$850	$723	$13,795
Interest expense	8,720	—	28	8,748
Net revenues	3,502	850	695	5,047
Depreciation and amortization expense	102	10	25	137
Other expenses	2,031	650	530	3,211
Income before taxes and cumulative effect of accounting change	$1,369	$190	$140	$1,699
Segment assets (in billions)	$552.4	$1.5	$8.4	$562.3
Quarter ended February 28, 2006
Gross revenues	$8,884	$835	$588	$10,307
Interest expense	5,838	—	8	5,846
Net revenues	3,046	835	580	4,461
Depreciation and amortization expense	89	10	23	122
Other expenses	1,755	595	438	2,788
Income before taxes	$1,202	$230	$119	$1,551
Segment assets (in billions)	$431.7	$1.2	$6.9	$439.8

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

Net Revenues by Geographic Region

In millions
Quarter ended February 28	2007	2006
Europe	$1,368	$1,121
Asia Pacific and other	651	606
Total non–U.S.	2,019	1,727
U.S.	3,028	2,734
Net revenues	$5,047	$4,461

Note 15 Condensed Consolidating Financial Statement Schedules

LBI, a wholly-owned subsidiary of Holdings, had approximately $ 0.8 billion of debt securities outstanding at February 28, 2007 that were issued in registered public offerings and were therefore subject to the reporting requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934. Holdings has fully and unconditionally guaranteed these outstanding debt securities of LBI (and any debt securities of LBI that may be issued in the future under these registration statements), which, together with the information presented in this Note 15, allows LBI to avail itself of an exemption provided by SEC rules from the requirement to file separate LBI reports under the Exchange Act. See Note 13 to the 2006 Consolidated Financial Statements included in the Form 10-K for a discussion of restrictions on the ability of Holdings to obtain funds from its subsidiaries by dividend or loan.

The following schedules set forth our condensed consolidating statements of income for the quarters ended February 28, 2007 and 2006, our condensed consolidating balance sheets at February 28, 2007 and November 30, 2006, and our condensed consolidating statements of cash flows for the quarters ended February 28, 2007 and 2006. In the following schedules, “Holdings” refers to the unconsolidated balances of Holdings, “LBI” refers to the unconsolidated balances of Lehman Brothers Inc. and “Other Subsidiaries” refers to the combined balances of all other subsidiaries of Holdings. “Eliminations” represents the adjustments necessary to (a) eliminate intercompany transactions and (b) eliminate our investments in subsidiaries.

Condensed Consolidating Statement of Income

			Other
In millions	Holdings	LBI	Subsidiaries	Eliminations	Total
Three months ended February 28, 2007
Net revenues	$(457)	$1,282	$4,222	$—	$5,047
Equity in net income of subsidiaries	1,354	380	—	(1,734)	—
Total non-interest expenses	(41)	923	2,466	—	3,348
Income before taxes	938	739	1,756	(1,734)	1,699
Provision (benefit) for income taxes	(208)	109	652	—	553
Net income	$1,146	$630	$1,104	$(1,734)	$1,146
Three months ended February 28, 2006
Net revenues	$(36)	$1,588	$2,909	$—	$4,461
Equity in net income of subsidiaries	1,122	193	—	(1,315)	—
Total non-interest expenses	173	1,048	1,689	—	2,910
Income before taxes and cumulative effect of accounting change	913	733	1,220	(1,315)	1,551
Provision (benefit) for income taxes	(147)	206	454	—	513
Income before cumulative effect of accounting change	1,060	527	766	(1,315)	1,038
Cumulative effect of accounting change	25	22	—	—	47
Net income	$1,085	$549	$766	$(1,315)	$1,085

Condensed Consolidating Balance Sheet at February 28, 2007

			Other
In millions	Holdings	LBI	Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$2,426	$610	$3,878	$(2,798)	$4,116
Cash and securities segregated and on deposit for regulatory and other purposes	52	3,418	2,823	—	6,293
Financial instruments and other inventory positions owned and Securities received as collateral	25,433	80,950	205,936	(48,834)	263,485
Collateralized agreements	—	161,610	83,205	—	244,815
Receivables and other assets	5,103	11,508	32,801	(5,838)	43,574
Due from subsidiaries	112,733	74,688	507,995	(695,416)	—
Equity in net assets of subsidiaries	20,754	1,678	63,322	(85,754)	—
Total assets	$166,501	$334,462	$899,960	$(838,640)	$562,283
Liabilities and stockholders’ equity
Short-term borrowings including the current portion of long-term borrowings	$13,178	$551	$10,508	$(240)	$23,997
Financial instruments and other inventory positions sold but not yet purchased and Obligation to return securities received as collateral	248	56,747	137,755	(47,000)	147,750
Collateralized financing	10,646	100,942	78,619	2,615	192,822
Accrued liabilities and other payables	495	27,242	42,735	(6,912)	63,560
Due to subsidiaries	57,242	138,800	442,731	(638,773)	—
Deposits at banks	—	—	26,199	(2,825)	23,374
Long-term borrowings	64,687	5,520	80,319	(59,751)	90,775
Total liabilities	146,496	329,802	818,866	(752,886)	542,278
Total stockholders’ equity	20,005	4,660	81,094	(85,754)	20,005
Total liabilities and stockholders’ equity	$166,501	$334,462	$899,960	$(838,640)	$562,283

Condensed Consolidating Balance Sheet at November 30, 2006

			Other
In millions	Holdings	LBI	Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$3,435	$534	$4,369	$(2,351)	$5,987
Cash and securities segregated and on deposit for regulatory and other purposes	51	3,256	2,784	—	6,091
Financial instruments and other inventory positions owned and Securities received as collateral	17,866	75,025	178,798	(38,994)	232,695
Collateralized agreements	—	148,148	70,909	—	219,057
Receivables and other assets	4,945	12,998	27,911	(6,139)	39,715
Due from subsidiaries	95,640	66,074	434,208	(595,922)	—
Equity in net assets of subsidiaries	19,333	1,267	43,532	(64,132)	—
Total assets	$141,270	$307,302	$762,511	$(707,538)	$503,545
Liabilities and stockholders’ equity
Short-term borrowings including the current portion of long-term borrowings	$10,721	$538	$9,412	$(33)	$20,638
Financial instruments and other inventory positions sold but not yet purchased and Obligation to return securities received as collateral	92	59,533	109,869	(37,435)	132,059
Collateralized financing	6,136	88,372	75,950	—	170,458
Accrued liabilities and other payables	2,286	18,893	44,599	(7,169)	58,609
Due to subsidiaries	45,389	130,145	376,137	(551,671)	—
Deposits at banks	—	—	23,786	(2,374)	21,412
Long-term borrowings	57,455	5,821	62,626	(44,724)	81,178
Total liabilities	122,079	303,302	702,379	(643,406)	484,354
Total stockholders’ equity	19,191	4,000	60,132	(64,132)	19,191
Total liabilities and stockholders’ equity	$141,270	$307,302	$762,511	$(707,538)	$503,545

Condensed Consolidating Statement of Cash Flows for the Quarter Ended February 28, 2007

			Other
In millions	Holdings	LBI	Subsidiaries	Eliminations	Total
Cash Flows from Operating Activities
Net income	$1,146	$630	$1,104	$(1,734)	$1,146
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in income of subsidiaries	(1,354)	(380)	—	1,734	—
Depreciation and amortization	46	8	83	—	137
Non-cash compensation	287	—	—	—	287
Other adjustments	5	6	13	(15)	9
Net change in:
Cash segregated and on deposit for regulatory and other purposes	(1)	(162)	(39)	—	(202)
Financial instruments and other inventory positions owned	(7,487)	(6,332)	(25,150)	9,840	(29,129)
Financial instruments and other inventory positions sold but not yet purchased	156	(2,384)	26,771	(9,565)	14,978
Collateralized agreements and collateralized financing, net	4,510	(892)	(9,627)	2,614	(3,395)
Other assets and payables, net	(1,427)	9,845	(6,273)	(44)	2,101
Due to/from affiliates, net	(5,240)	41	(7,193)	12,392	—
Net cash provided by (used in) operating activities	(9,359)	380	(20,311)	15,222	(14,068)
Cash Flows from Investing Activities
Dividends received/(paid)	1,070	—	(1,070)	—	—
Purchase of property, equipment and leasehold improvements, net	(123)	(14)	(81)	—	(218)
Business acquisitions, net of cash acquired	—	—	(304)	—	(304)
Proceeds from sale of business	—	—	26	—	26
Capital contributions from/to subsidiaries, net	(1,041)	—	1,041	—	—
Net cash used in investing activities	(94)	(14)	(388)	—	(496)
Cash Flows from Financing Activities
Derivative contracts with a financing element	—	—	(35)	—	(35)
Tax benefit from the issuance of stock-based awards	176	—	—	—	176
Issuance of short-term borrowings, net	(181)	13	512	(207)	137
Deposits at banks	—	—	1,530	(451)	1,079
Issuance of long-term borrowings	10,507	—	24,143	(15,640)	19,010
Principal payments of long-term borrowings	(608)	(303)	(5,942)	629	(6,224)
Issuance of common stock	28	—	—	—	28
Issuance of treasury stock	190	—	—	—	190
Purchase of treasury stock	(1,562)	—	—	—	(1,562)
Dividends paid	(106)	—	—	—	(106)
Net cash provided by (used in) financing activities	8,444	(290)	20,208	(15,669)	12,693
Net change in cash and cash equivalents	(1,009)	76	(491)	(447)	(1,871)
Cash and cash equivalents, beginning of period	3,435	534	4,369	(2,351)	5,987
Cash and cash equivalents, end of period	$2,426	$610	$3,878	$(2,798)	$4,116

Condensed Consolidating Statement of Cash Flows for the Quarter Ended February 28, 2006

			Other
In millions	Holdings	LBI	Subsidiaries	Eliminations	Total
Cash Flows from Operating Activities
Net income	$1,085	$549	$766	$(1,315)	$1,085
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in income of subsidiaries	(1,122)	(193)	—	1,315	—
Depreciation and amortization	36	14	72	—	122
Non-cash compensation	249	—	—	—	249
Cumulative effect of accounting change	(25)	(22)	—	—	(47)
Other adjustments	(35)	—	(34)		(69)
Net change in:
Cash and securities segregated and on deposit for regulatory and other purposes	—	306	(131)	—	175
Financial instruments and other inventory positions owned	(1,428)	(4,820)	(2,997)	(4,199)	(13,444)
Financial instruments and other inventory positions sold but not yet purchased	187	(704)	321	4,795	4,599
Collateralized agreements and collateralized financing, net	(3,913)	11,928	(7,463)	—	552
Other assets and payables, net	(667)	(3,136)	7,598	(3,175)	620
Due to/from affiliates, net	2,034	(3,968)	169	1,765	—
Net cash provided by (used in) operating activities	(3,599)	(46)	(1,699)	(814)	(6,158)
Cash Flows from Investing Activities
Dividends received/(paid)	207	—	(207)	—	—
Purchase of property, equipment and leasehold improvements, net	(55)	(9)	(59)	—	(123)
Business acquisitions, net of cash acquired	—	—	(90)	—	(90)
Capital contributions from/to subsidiaries, net	(140)	—	140	—	—
Net cash provided by (used in) investing activities	12	(9)	(216)	—	(213)
Cash Flows from Financing Activities
Derivative contracts with a financing element	—	—	19	—	19
Tax benefit from the issuance of stock-based awards	217	—	—	—	217
Issuance of short-term borrowings, net	895	(26)	1,000	(3)	1,866
Deposits at banks	—	—	2,646	968	3,614
Issuance of long-term borrowings	4,358	—	3,580	(424)	7,514
Principal payments of long-term borrowings	(2,227)	(3)	(1,654)	(608)	(4,492)
Issuance of common stock	58	—	—	—	58
Issuance of treasury stock	210	—	—	—	210
Purchase of treasury stock	(766)	—	—	—	(766)
Dividends paid	(87)	—	—	—	(87)
Net cash provided by (used in) financing activities	2,658	(29)	5,591	(67)	8,153
Net change in cash and cash equivalents	(929)	(84)	3,676	(881)	1,782
Cash and cash equivalents, beginning of period	4,053	447	2,434	(2,034)	4,900
Cash and cash equivalents, end of period	$3,124	$363	$6,110	$(2,915)	$6,682

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Lehman Brothers Holdings Inc.

We have reviewed the consolidated statement of financial condition of Lehman Brothers Holdings Inc. and subsidiaries (the “Company”) as of February 28, 2007, and the related consolidated statement of income for the three-month periods ended February 28, 2007 and 2006 and the consolidated statement of cash flows for the three-month periods ended February 28, 2007 and 2006. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of the Company as of November 30, 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended and in our report dated February 13, 2007, we expressed an unqualified opinion on those consolidated financial statements.

New York, New York
April 9, 2007

LEHMAN BROTHERS HOLDINGS INC.
PART I—FINANCIAL INFORMATION

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LEHMAN BROTHERS HOLDINGS INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read together with the Consolidated Financial Statements and the Notes thereto contained in this Report and Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto included in Holdings’ Annual Report on Form 10-K for the fiscal year ended November 30, 2006 (the “Form 10-K”).

Lehman Brothers Holdings Inc. (“Holdings”) and subsidiaries (collectively, the “Company,” “Lehman Brothers,” “we,” “us” or “our”) is one of the leading global investment banks, serving institutional, corporate, government and high net worth individual clients. Our worldwide headquarters in New York and regional headquarters in London and Tokyo are complemented by offices in additional locations in North America, Europe, the Middle East, Latin America and the Asia Pacific region. Through our subsidiaries, we are a global market-maker in all major equity and fixed income products. To facilitate our market-making activities, we are a member of all principal securities and commodities exchanges in the U.S. and we hold memberships or associate memberships on several principal international securities and commodities exchanges, including the London, Tokyo, Hong Kong, Frankfurt, Paris, Milan and Australian stock exchanges.

Our primary businesses are capital markets, investment banking and investment management, which, by their nature, are subject to volatility primarily due to changes in interest and foreign exchange rates, valuation of financial instruments and real estate, global economic and political trends and industry competition. Through our investment banking, trading, research, structuring and distribution capabilities in equity and fixed income products, we continue to build on our client-flow business model. The client-flow business model is based on our primary focus of facilitating client transactions in all major global capital markets products and services. We generate client-flow revenues from institutional, corporate, government and high net worth clients by (i) advising on and structuring transactions specifically suited to meet client needs; (ii) serving as a market-maker and/or intermediary in the global marketplace, including having securities and other financial instrument products available to allow clients to adjust their portfolios and risks across different market cycles; (iii) originating loans for distribution to clients in the securitization or principal market, (iv) providing investment management and advisory services; and (v) acting as an underwriter to clients. As part of our client-flow activities, we maintain inventory positions of varying amounts across a broad range of financial instruments that are marked to market daily and give rise to principal transactions and net interest revenue. In addition, we also maintain inventory positions (long and short) as part of our proprietary trading activities in our Capital Markets businesses, and make principal investments including real estate and private equity investments. The financial services industry is significantly influenced by worldwide economic conditions as well as other factors inherent in the global financial markets. As a result, revenues and earnings may vary from quarter to quarter and from year to year.

Unless specifically stated otherwise, all references in this MD&A to the 2007 and 2006 quarters, three months or reporting periods refer to the quarters ended February 28, 2007 and 2006, or the last day of such fiscal periods, as the context requires, and all references to quarters are to our fiscal quarters. All share and per share amounts have been retroactively adjusted for the two-for-one common stock split, effected in the form of a 100% stock dividend, which became effective April 28, 2006. See Note 10 to the Consolidated Financial Statements for more information.

Forward-Looking Statements

Some of the statements contained in this MD&A, including those relating to our strategy and other statements that are predictive in nature, that depend on or refer to future events or conditions or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates” and similar expressions, are forward-looking statements within the meaning of Section 21E of the Exchange Act, as amended. These statements are not historical facts but instead represent only management’s expectations, estimates and projections regarding future events. Similarly, these statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict, which may include, but are not limited to, market risk, the competitive environment, investor sentiment, liquidity risk, credit ratings changes, credit exposure, operational risk and legal and regulatory risks, changes and proceedings. For further discussion of these risks, see “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of OperationsCertain Factors Affecting Results of Operations” in the Form 10-K.

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

Executive Overview(1)

Summary of Results

We achieved record net revenues, net income and diluted earnings per share for the first quarter of 2007 and for the first time our quarterly net revenues exceeded $5.0 billion. Revenues in the 2007 first quarter were driven by record performances in the Capital Markets and Investment Management segments, as well as record revenues in the Europe and Asia regions. Our Investment Banking segment reported its second highest revenue quarter on record debt origination and strong merger and acquisition (“M&A”) advisory revenues.

Net income rose 6% to $1.15 billion for the 2007 three months compared with $1.09 billion in 2006. Diluted earnings per share increased by 7% to $1.96 for the 2007 three months from $1.83 in 2006. Net income in the first quarter of 2006 included an after-tax gain of $47 million ($0.08 per diluted share) from the cumulative effect of a change in accounting principle associated with Company’s adoption of SFAS 123(R). Net revenues rose to $5.0 billion for the 2007 three months, up 13% from $4.5 billion in the corresponding 2006 period. Annualized return on average common stockholders’ equity was 24.4% in 2007 compared with 26.7% in the corresponding 2006 period. Annualized return on average tangible common stockholders’ equity was 29.9% in 2007 compared with 33.5% in the corresponding 2006 period. (2)

See “Business Segments” and “Geographic Revenues” in this MD&A for a detailed discussion of net revenues by business segment and geographic region.

Business Environment

As a global investment bank, our results of operations can vary in response to global economic and market trends and geopolitical events. A favorable business environment is characterized by many factors, including a stable geopolitical climate, transparent financial markets, low inflation, low unemployment, global economic growth, and high business and investor confidence. These factors can influence (i) levels of debt and equity issuance and M&A activity, which can affect our Investment Banking business, (ii) trading volumes, financial instrument and real estate valuations and client activity in secondary financial markets, which can affect our Capital Markets businesses and (iii) wealth creation, which can affect both our Capital Markets and Investment Management businesses.

The global market environment was favorable for our businesses for much of the 2007 period. However, the end of the quarter experienced significant market volatility, a decrease in global equity market indices and a widening of credit spreads. The positive market conditions through much of the quarter resulted from a number of factors - strong equity markets, continued strong GDP in most major economies, tightening credit spreads and minimal interest rate actions by major central banks. Global equity markets rose on active trading volumes, even with experiencing an adjustment very late in the quarter. M&A and underwriting activities also were strong, driven by favorable interest rate and credit spread environments.

Equity markets. Global equity markets rose 7% in local currency terms during the 2007 first quarter on substantially increased trading volumes, before declining at quarter end. Despite this revaluation at quarter end, global equity

(1)	Market share, volume and ranking statistics in the MD&A were obtained from Thomson Financial.
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

In millions
Quarter Ended February 28,	2007	2006
Average common stockholders’ equity	$18,537	$16,049
Average identifiable intangible assets and goodwill	(3,447)	(3,269)
Average tangible common stockholders’ equity	$15,090	$12,780

markets still rose approximately 3% in local currency terms during the 2007 first quarter with the highest increases in Asia followed by Europe.  In Asia, the Nikkei and Hang Seng indices rose 8% and 4%, respectively, with the European FTSE and DAX indices rising 2% and 6%, respectively, from November 30, 2006.  The New York Stock Exchange, Dow Jones Industrial Average and S&P 500 indices had slight increases from November 30, 2006, while the NASDAQ experienced a small decrease in the same period.  Global average trading volumes were up 17% for the first quarter of 2007 compared to the quarter ending November 30, 2006, driven by increases of 31%, 24% and 3% in Asia, Europe and the U.S., respectively.

Fixed income markets. The global economy continued to grow in 2007, but at a slower rate than the end of 2006. Global interest rate actions by the major central banks remained benign during the quarter, with the Bank of England, the European Central Bank and the Bank of Japan each raising interest rates once during the period. The U.S. and U.K. yield curve remained inverted during the quarter and investment grade and non-investment grade credit spreads generally tightened. However, late in the quarter, the debt markets underwent a re-pricing of risk on concerns over U.S. economic growth and the health of the U.S. housing and subprime markets.  As a result, spreads on mortgage-backed securities widened, especially in the subprime sector. Global debt underwriting activity decreased 1% over the 2006 period; activity was mixed with investment grade volumes increasing approximately 17% over the 2006 period, which was offset by declines in asset backed and mortgage backed underwriting volumes.

Mergers and acquisitions. Strong equity valuations, tight credit spreads, low volatility and a favorable interest rate environment led to continued strong activity for the 2007 first quarter. Announced M&A volumes increased 19% in the first quarter of 2007 from the fourth quarter of 2006, while completed M&A volumes increased 15% during the same comparable period.

Economic Outlook

Although the equity markets declined and credit spreads widened at quarter-end, we still expect the global economy to remain robust going forward. The financial services industry is significantly influenced by worldwide economic conditions in both banking and capital markets. We expect global GDP growth of 3.1% in 2007, which is a slower rate than 2006, but a level that continues to be favorable for our industry. We expect the interest rate outlook to remain positive with the Federal Reserve Board not raising interest rates for the remainder of 2007, the European Central Bank and the Bank of England raising interest rates only one more time, and the Bank of Japan increasing rates gradually throughout the year. We also expect global corporate profitability to remain resilient in spite of the slower growth. We expect that all of the above will lead to continued growth of capital markets activities across all regions, with prospects for growth in non–U.S. regions more favorable due to continued challenges in parts of the U.S. mortgage market.

Equity markets. We expect that solid corporate profitability and pools of excess liquidity from multiple sources will continue to have a positive effect upon the equity markets in 2007. We expect global equity indices to gain 10% in 2007 in local currency terms. We also expect the equity offering calendar to increase by another 10% to 15% in 2007, as businesses continue to look to raise capital.

Fixed income markets. We expect fixed income origination to remain strong, which in turn should have a positive impact on secondary market flows. We expect approximately $9.6 trillion of global fixed income origination in calendar 2007, on par with the levels of 2006. As growth continues in Europe and Asia, we expect these regions to account for a more significant portion of global issuance.

While the U.S. subprime residential mortgage market experienced challenges in the first quarter of 2007 with increased delinquencies and significantly wider credit spreads, we believe that these challenges will be relatively contained to this asset class.  We expect continued challenges to face parts of the U.S. mortgage market for the remainder of 2007.  However, our outlook remains positive for the vast majority of our fixed income businesses on favorable fundamentals: unemployment is low, inflation appears consistent, consumer confidence remains strong and liquidity remains ample.

We also expect both fixed-income-related products and the fixed income investor base to continue to grow, with a global trend of more companies’ debt financing requirements being sourced from the debt capital markets. In addition, as investors continue to expand internationally, and continue to develop more complex risk mitigation tools to manage their portfolios, capital markets will continue to represent a deeper and more viable source of liquidity.

Mergers and acquisitions. We expect announced M&A activity to grow by 10% to 15% in 2007. Companies are looking to grow given the current market environment, and strategic M&A is a viable option, particularly for companies with strong balance sheets and stronger stock valuations. Furthermore, given the high levels of uninvested capital among financial sponsors, together with a continued favorable interest rate environment, we expect financial sponsor-led M&A activity to remain strong.

Asset management and high net worth. We expect the rise of global equity indices and continued growth in economies to lead to further wealth creation. Given the growth in alternative products being offered coupled with favorable demographics and intergenerational wealth transfer, our outlook for asset management and services to high net worth individuals is positive. This growth will be further supported by high net worth clients continuing to seek multiple providers and greater asset diversification along with increased service.

Consolidated Results of Operations

Overview

We achieved record net revenues for the 2007 three months of slightly over $5.0 billion, up 13% from $4.5 billion in the corresponding 2006 period. Net revenues for the 2007 three months reflect record quarterly net revenues from our Capital Markets and Investment Management business segments and in the Europe and Asia regions. The Investment Banking segment reported its second highest revenue quarter on record due to increased debt origination and strong M&A revenues, partially offset by lower equity origination revenues.  See “Business Segments” and “Geographic Revenues” in this MD&A for a detailed discussion of net revenues by business segment and geographic region.

For the 2007 three months, net income totaled $1.15 billion, an increase of 6% from net income of $1.09 billion in the corresponding 2006 period. Diluted earnings per share rose 7% in 2007 to $1.96 compared to $1.83 in 2006. Net income in the first quarter of 2006 included an after-tax gain of $47 million, or $0.08 per diluted common share, as a cumulative effect of an accounting change associated with our adoption of SFAS 123(R) on December 1, 2005.

Annualized return on average common stockholders’ equity was 24.4% and 26.7% in 2007 and 2006, respectively. Annualized return on average tangible common stockholders’ equity was 29.9% and 33.5% in 2007 and 2006, respectively.

Net Revenues

In millions			Percent
Quarter ended February 28	2007	2006	Change
Principal transactions	$2,921	$2,462	19%
Investment banking	850	835	2
Commissions	540	488	11
Interest and dividends	9,089	6,192	47
Asset management and other	395	330	20
Total revenues	13,795	10,307	34
Interest expense	8,748	5,846	50
Net revenues	$5,047	$4,461	13%
Principal transactions, commissions and net interest revenue	$3,802	$3,296	15%
Net interest revenues	$341	$346	(1)%

Principal Transactions, Commissions and Net Interest Revenues

In both the Capital Markets and Investment Management business segments, we evaluate net revenue performance based on the aggregate of Principal transactions, Commissions and Interest and dividends revenue net of Interest expense (“Net interest revenue”). These revenue categories include realized and unrealized gains and losses, commissions associated with client transactions and the interest and dividend revenue or interest expense associated with financing or hedging positions. Caution should be used when analyzing these revenue categories individually because they are closely related but individually may not be indicative of the overall performance of the Capital Markets and Investment Management business segments. Principal transactions, Commissions and Net interest revenue in the aggregate rose 15% for the 2007 three months compared to the corresponding 2006 period.

Principal transactions revenues increased 19% for the 2007 three months compared with the corresponding 2006 period, driven by strong results in Fixed Income Capital Markets and record revenues in Equities Capital Markets. Fixed Income Capital Markets were driven by record net revenues in credit products and strong real estate, partially offset by decreases in interest rate and securitized products due to weakness in the U.S. residential mortgage sector. Equities Capital Markets net revenues in 2007 were driven by continued growth in execution services and prime brokerage activities, solid client-flow activities and rising global equity markets.

Commission revenues increased 11% for the 2007 three months compared to the corresponding 2006 period primarily due to increased global equity trading volumes.

Interest and dividends revenue and Interest expense are a function of the level and mix of total assets and liabilities (primarily financial instruments owned and sold but not yet purchased, and collateralized borrowing and lending activities), the prevailing level of interest rates and the term structure of our financings. Interest and dividends revenue and Interest expense are integral components of our evaluation of our overall Capital Markets activities. Interest and dividends revenues and Interest expense rose 47% and 50%, respectively in 2007 compared with 2006. Net interest revenues for the 2007 three months decreased 1% compared with the corresponding period in 2006, primarily attributable to higher short-term U.S. financing rates and a change in the mix of asset composition.

Investment Banking

Investment banking revenues represent fees and commissions received for underwriting public and private offerings of fixed income and equity securities, fees and other revenues associated with advising clients on M&A activities, as well as other corporate financing activities. Investment Banking revenues in 2007 were the second highest quarterly revenues, increasing 2% to $850 million from $835 million in the corresponding 2006 period, on record debt origination and strong M&A revenues, partially offset by lower equity origination revenues. See “Business Segments—Investment Banking Business Segment” in this MD&A for a discussion and analysis of our Investment Banking business segment.

Asset Management and Other

Asset management and other revenues primarily result from advisory activities in the Investment Management business segment. Asset management and other revenues rose 20% for the 2007 three months compared to the corresponding 2006 period, reflecting higher asset management fees attributable to the growth in assets under management, as well as an increase in incentive fees.

Non-Interest Expenses

In millions			Percent
Quarter ended February 28	2007	2006	Change
Compensation and benefits	$2,488	$2,199	13%
Non-personnel expenses:
Technology and communications	266	228	17
Brokerage, clearance and distribution fees	194	141	38
Occupancy	146	141	4
Professional fees	98	72	36
Business development	84	60	40
Other	72	69	4
Total non-personnel expenses	860	711	21
Total non-interest expenses	$3,348	$2,910	15%
Compensation and benefits/Net revenues	49.3%	49.3%
Non-personnel expenses/Net revenues	17.0%	15.9%

Non-interest expenses rose 15% to $3.3 billion for the 2007 three months compared with $2.9 billion in the corresponding 2006 period. Significant portions of certain expense categories are variable, including compensation and benefits, brokerage, clearance and distribution fees, and business development. We expect these variable expenses as a percentage of net revenues to remain in approximately the same proportions for the remainder of 2007. The remaining non-personnel expense categories (technology and communications, occupancy, professional fees and other) are expected to change over time in line with employee headcount levels. We continue to maintain a strict discipline in managing expenses.

Compensation and benefits. Compensation and benefits rose 13% to $2.5 billion for the 2007 three months compared with $2.2 billion in the corresponding 2006 period. Compensation and benefits expense as a percentage of net revenues was 49.3% for both periods. Employees totaled approximately 27,100 at February 28, 2007 up 4% from approximately 25,900 at November 30, 2006, and up 18% from approximately 22,900 at February 28, 2006. Compensation and benefits expense includes both fixed and variable components. Fixed compensation, consisting primarily of salaries, benefits and amortization of previously granted deferred equity awards, totaled $1.2 billion and $1.0 billion for the 2007 and 2006 three months, respectively, an increase of 17%. The growth of fixed compensation was due primarily to the increase in salaries as a result of higher headcount, as well as an increase in the amortization of deferred equity awards from prior years. Variable compensation, consisting primarily of incentive compensation, commissions and severance, totaled $1.3 billion and $1.2 billion for the 2007 and 2006 three months, respectively, up 10%, as higher net revenues resulted in higher incentive compensation. Amortization of employee stock compensation awards was $287 million and $249 million for the 2007 and 2006 three months.  The 2007 stock compensation amortization of $287 million excludes $699 million of stock awards granted to retirement eligible employees in December 2006, which were accrued as a component of variable compensation expense in 2006.

Non-personnel expenses. Non-personnel expenses rose 21% to $860 million for the 2007 three months compared with $711 million in the corresponding 2006 period. Non-personnel expenses as a percentage of net revenues were 17% and 16% in first quarters of 2007 and 2006, respectively, and 17% for the 2006 fiscal year. The increase in non-personnel expenses for the 2007 three months compared with the corresponding 2006 period reflects higher brokerage, clearance and distribution fees on increased trading volumes, as well as investments in technology and communications as we continue to build out and grow our company.

Technology and communications expenses rose 17% for the 2007 three months compared with the corresponding 2006 period, reflecting increased costs associated with the continued expansion and development of our business platforms and infrastructure. Brokerage, clearance and distribution fees rose 38% for the 2007 three months compared with the corresponding 2006 period, due primarily to higher transaction volumes in certain Capital Markets and Investment Management products. Occupancy expenses increased 4% for the 2007 three months compared with the corresponding 2006 period due to continued expansion in U.S., Europe and Asia (including India). Professional fees and business development expenses increased 36% and 40% for the 2007 three months, respectively, compared with the corresponding 2006 period primarily due to employee growth as well as higher levels of business activity.

Income Taxes

The provisions for income taxes totaled $553 million and $513 million for the 2007 and 2006 three months, respectively. These provisions resulted in effective tax rates of 32.5% and 33.1%, respectively. The decrease in the effective tax rate was attributable to an increase in tax benefits from foreign operations, partially offset by a higher level of pretax earnings which minimizes the impact of certain tax benefit items.

Business Acquisitions, Dispositions and Strategic Investments

During the fiscal quarter ended February 28, 2007, we had the following business acquisition and disposition and strategic investing activity.

Business Acquisitions. Within Capital Markets we acquired Capital Crossing, a state-chartered, FDIC-insured commercial bank. Within Investment Management we acquired H.A. Schupf, an ultra-high net worth boutique asset manager. As a result of these acquisitions, our goodwill and intangible assets increased by approximately $127 million.

Subsequent to quarter-end, we also acquired Grange Securities Limited, a full service Australian broker dealer specializing in fixed income products. We believe these acquisitions will add long-term value to our Capital Markets and Investment Management franchises by allowing us to enter into new markets and expand the breadth of services offered.

Business Dispositions. Within Capital Markets we disposed of Neuberger Berman’s correspondent clearing business, which decreased our goodwill and intangible assets by approximately $26 million during the quarter.  The gain on sale was not material.

Strategic Investments. During the quarter we purchased a 20% upfront interest in Spinnaker Capital, a leader in emerging markets investment management. Subsequent to quarter end, we also acquired a 20% interest in the D.E. Shaw group, a global investment management firm. Also subsequent to February 28, 2007, we acquired a minority interest in Wilton Re, a U.S. re-insurer that focuses on the reinsurance of mortality risk on life insurance policies.

Business Segments

We operate in three business segments: Capital Markets, Investment Banking and Investment Management. These business segments generate revenues from institutional, corporate, government and high net worth individual clients across each of the revenue categories in the Consolidated Statement of Income. Net revenues also contain certain internal allocations, including funding costs and regional transfer pricing which are centrally managed.

The following table summarizes the net revenues of our business segments:

Business Segments

In millions			Percent
Quarter ended February 28	2007	2006	Change
Net revenues:
Capital Markets	$3,502	$3,046	15%
Investment Banking	850	835	2
Investment Management	695	580	20
Total net revenues	5,047	4,461	13
Compensation and benefits	2,488	2,199	13
Non-personnel expenses	860	711	21
Income before taxes (1)	$1,699	$1,551	10%

(1)          Excludes after-tax gain of $47 million as a cumulative effect of an accounting change associated with our adoption of SFAS
123(R) in 2006.

Capital Markets

In millions			Percent
Quarter ended February 28	2007	2006	Change
Principal transactions	$2,757	$2,340	18%
Commissions	382	338	13
Interest and dividends	9,077	6,190	47
Other	6	16	(63)
Total revenues	12,222	8,884	38
Interest expense	8,720	5,838	49
Net revenues	3,502	3,046	15
Non-interest expenses	2,133	1,844	16
Income before taxes	$1,369	$1,202	14%

The Capital Markets business segment includes institutional client-flow activities, prime brokerage, research, mortgage origination and securitization, and secondary-trading and financing activities in fixed income and equity products. These products include a wide range of cash, derivative, secured financing and structured instruments and investments. We are a leading global market-maker in numerous equity and fixed income products including U.S., European and Asian equities, government and agency securities, money market products, corporate high grade, high yield and emerging market securities, mortgage- and asset-backed securities, preferred stock, municipal securities, bank loans, foreign exchange, financing and derivative products. We are one of the largest investment banks in terms of U.S. and Pan-European listed equities trading volume, and we maintain a major presence in OTC U.S. stocks, major Asian large capitalization stocks, warrants, convertible debentures and preferred issues. In addition, the Capital Markets Prime Services business manages our equity and fixed income matched book activities, supplies secured financing to institutional clients, and provides secured funding for our inventory of equity and fixed income products. The Capital Markets segment also includes proprietary and principal investing activities, including real estate and private equity.

Capital Markets Net Revenues

In millions			Percent
Quarter ended February 28	2007	2006	Change
Fixed Income	$2,164	$2,102	3%
Equities	1,338	944	42
	$3,502	$3,046	15%

Capital Markets net revenues increased 15% to a record $3.5 billion in the first quarter of 2007 from $3.0 billion in 2006 on record customer activity. Net revenues for the 2007 three months were driven by record quarterly net revenues in Equities and the second highest quarterly net revenues in Fixed Income.

Fixed Income net revenues increased 3% for the 2007 three months versus the corresponding period in 2006. The increase for the 2007 three months included record results in credit products and strong results in real estate, partially offset by decreases in interest rate and securitized products. Within credit products, both high yield and high grade product revenues for the 2007 three months had record revenues, mainly attributable to strong customer activity, tightening credit spreads, and successful trading strategies. Real estate revenues increased for the 2007 three months as compared to 2006 due to strong revenues from commercial mortgage-backed securities (“CMBS”) securitization activity. Interest rate product revenues for the 2007 three months were down from the comparable record quarter in 2006 but increased over the sequential quarterly period.  Securitized products for the 2007 three months declined versus the corresponding 2006 period due to weakness in the U.S. residential mortgage sector, particularly in subprime products.

Global residential mortgage origination volumes declined slightly to approximately $15 billion in the 2007 three months from $16 billion in the corresponding 2006 period, as a decrease in U.S. subprime origination was partially offset by increases in other mortgage and asset backed products. Global residential securitization volume (including both originated loans and those we acquired in the secondary market) decreased to approximately $23 billion in the 2007 three months from $34 billion in the corresponding 2006 period, reflecting a challenging U.S. residential mortgage market. Subprime residential mortgages in particular had lower revenues as inventory valuations declined during the quarter as credit spreads widened considerably on market-wide concerns about the credit quality of mortgages and the general health of the U.S. housing market. Secondary trading gains and active hedging of our mortgage inventory positions partially offset these lower revenues.

We believe the current dislocations in the subprime mortgage market are consistent with late cycle trends, where credit standards and pricing are lowered to maintain volumes when liquidity is ample.  The situation has been exacerbated recently by a number of bankruptcies of monoline subprime mortgage lenders.  While we were not immune to these events, we monitor and manage the risks within our residential mortgage business, including active hedging strategies.  In addition, the subprime components of our mortgage businesses, which include origination, securitization and trading, account for a small percentage of our revenues.

Equities net revenues increased by 42% to a record $1.3 billion for the 2007 three months compared to $944 million in the corresponding 2006 period driven by continued growth in execution services and prime brokerage activities, strong client-flow activities and improved trading strategies. Execution services had a record quarter in 2007 as global equity indices rose and trading volumes increased 17% from the quarter ended November 30, 2006. Prime brokerage and financing business revenues were each a record in 2007, with the continued addition of new clients and growth in balances with existing clients. Private equity gains were $87 million for the 2007 three months, up from $48 million in the 2006 period.

Interest and dividends revenue and Interest expense are a function of the level and mix of total assets and liabilities (primarily financial instruments owned and sold but not yet purchased, and collateralized borrowing and lending activities), the prevailing level of interest rates and the term structure of our financings.  Interest and dividends revenue and Interest expense are integral components of our evaluation of our overall Capital Markets activities.  Net interest revenues for the 2007 three months increased 1% compared with the corresponding period in 2006, primarily attributable to higher short-term U.S. financing rates and a change in the mix of asset composition. Interest and dividends revenue rose 47% in the 2007 three months compared with the corresponding 2006 period, and interest expense rose 49% in the 2007 three months compared with the corresponding 2006 period.

Non-interest expenses for the 2007 three months increased 16% compared with the corresponding 2006 period. Technology and communications expenses increased due to the continued expansion and development of our business platforms and infrastructure. Brokerage, clearance and distribution fees rose due primarily to higher transaction volumes in certain Capital Markets products. Professional fees and business development expenses increased due to employee growth as well as higher levels of business activity.

Income before taxes increased 14% to $1.4 billion in the 2007 three months compared to $1.2 billion in the corresponding 2006 period.

Investment Banking

In millions			Percent
Quarter ended February 28	2007	2006	Change
Investment banking revenues	$850	$835	2%
Non-interest expenses	660	605	9
Income before taxes	$190	$230	(17)%

The Investment Banking business segment is made up of Advisory Services and Global Finance activities that serve our corporate and government clients. The segment is organized into global industry groups–Communications, Consumer/Retailing, Financial Institutions, Financial Sponsors, Healthcare, Hedge Funds, Industrial, Insurance Solutions, Media, Natural Resources, Pension Solutions, Power, Real Estate and Technology–that include bankers who deliver industry knowledge and expertise to meet clients’ objectives. Specialized product groups within Advisory Services include M&A and restructuring. Global Finance serves our clients’ capital raising needs through underwriting, private placements, leveraged finance and other activities associated with debt and equity products. Product groups are partnered with relationship managers in the global industry groups to provide comprehensive financial solutions for clients.

Investment Banking Revenues(1)

In millions			Percent
Quarter ended February 28	2007	2006	Change
Global Finance–Debt	$428	$410	4%
Global Finance–Equity	175	199	(12)
Advisory Services	247	226	9
	$850	$835	2%

Investment Banking revenues increased 2% to $850 million for the 2007 three months compared with $835 million in the corresponding 2006 period, to its second highest quarterly revenues ever, due to record Global Finance–Debt revenues and strong Advisory Services revenues, which were partially offset by a decrease in Global Finance–Equity revenues.

Global Finance–Debt revenues for the 2007 three months increased 4% compared to the corresponding 2006 period, led by a record performance in leveraged finance due to strong financial sponsor and corporate M&A activity, as well as solid investment-grade results. These increases were partially offset by a lower level of client-driven and other capital markets related transactions with our investment banking clients, which generated fees of $68 million for the 2007 three months compared with $117 million in the corresponding 2006 period. Publicly reported global debt origination volumes decreased 1% for the 2007 three months as compared to the corresponding period in 2006, while our debt origination volumes decreased by 9% over the same period. Our debt origination fee backlog at

(1)         Debt and equity underwriting volumes are based on full credit for single-book managers and equal credit for joint-book managers. Debt underwriting volumes include both publicly registered and Rule 144A issues of high grade and high yield bonds, sovereign, agency and taxable municipal debt, non-convertible preferred stock and mortgage- and asset-backed securities. Equity underwriting volumes include both publicly registered and Rule 144A issues of common stock and convertibles. Because publicly reported debt and equity underwriting volumes do not necessarily correspond to the amount of securities actually underwritten and do not include certain private placements and other transactions, and because revenue rates vary among transactions, publicly reported debt and equity underwriting volumes may not be indicative of revenues in a given period. Additionally, because Advisory Services volumes are based on full credit to each of the advisors in a transaction, and because revenue rates vary among transactions, Advisory Services volumes may not be indicative of revenues in a given period.

February 28, 2007 is a record $387 million. Debt origination backlog may not be indicative of the level of future business due to the frequent use of the shelf registration process.

Global Finance—Equity revenues for the 2007 three months declined 12% from the corresponding 2006 period. Our equity underwriting market volumes for the 2007 three months decreased 10% from 2006, while the global market volume for the 2007 three months increased 24% for the same period. Our equity-related fee backlog (for both filed and unfiled transactions) at February 28, 2007 is $311 million.

Advisory Services revenues for the 2007 three months increased 9% from the corresponding 2006 period. Our announced transaction volumes decreased 1% for the 2007 three months compared with the corresponding 2006 period, while the industry-wide announced transaction volumes increased 19% over the same period. Our completed transaction volumes in 2007 included certain large transactions, as our completed transactions volumes increased 96% over the corresponding 2006 period, significantly outpacing the industry-wide completed transaction volumes increase of 15% over the same period. Our M&A fee backlog at February 28, 2007 is a record $329 million.

Non-interest expenses rose 9% for the 2007 three months compared to the corresponding 2006 period, primarily attributable to an increase in compensation and benefits expense associated with an increased number of employees.

Income before taxes was $190 million which decreased 17% for the 2007 three months compared to the corresponding 2006 period. Pre-tax margin decreased to 22%, down from 28% in 2006.

Investment Management

In millions			Percent
Quarter ended February 28	2007	2006	Change
Principal transactions	$164	$122	34%
Commissions	159	150	6
Interest and dividends	12	2	500
Asset management and other	388	314	24
Total revenues	723	588	23
Interest expense	28	8	250
Net revenues	695	580	20
Non-interest expenses	555	461	20
Income before taxes	$140	$119	18%

The Investment Management business segment consists of the Asset Management and Private Investment Management businesses. Asset Management generates fee-based revenues from customized investment management services for high net worth clients, as well as fees from mutual fund and other small and middle market institutional investors. Asset Management also generates management and incentive fees from our role as general partner for private equity and other alternative investment partnerships. Private Investment Management provides comprehensive investment, wealth advisory and capital markets execution services to high net worth and institutional clients.

Investment Management Net Revenues

In millions			Percent
Quarter ended February 28	2007	2006	Change
Asset Management	$416	$368	13%
Private Investment Management	279	212	32
	$695	$580	20%

Changes in Assets Under Management

In billions			Percent
Quarter ended February 28	2007	2006	Change
Opening balance	$225	$175	29%
Net additions	8	9	(11)
Net market appreciation	3	4	(25)
Total increase	11	13	(15)
Assets under management, February 28	$236	$188	26%

Composition of Assets Under Management

				Percent Change
	February	November	February	to February 28, 2007
In billions	28, 2007	30, 2006	28, 2006	November 30, 2006	February 28, 2006
Equity	$96	$95	$83	1%	16%
Fixed income	62	61	56	2	11
Money markets	56	48	32	17	75
Alternative investments	22	21	17	5	29
	$236	$225	$188	5%	26%

Net revenues increased 20% to $695 million for the 2007 three months compared to the corresponding 2006 period, as both Asset Management and Investment Management achieved record quarterly revenues.

Asset Management net revenues increased 13% to a record $416 million for the 2007 three months, compared with $368 million for the corresponding 2006 period, attributable to record quarterly performances in both traditional asset management and alternative investments. Record revenues in traditional asset management resulted from increases in assets under management across all asset categories. Alternative investments achieved record revenues as a result of higher management fees on increased assets under management and increased incentive fees.

Assets under management rose to a record $236 billion at February 28, 2007, up from $225 billion at November 30, 2006, reflecting net inflows of $8 billion and net market appreciation of $3 billion. Assets under management at February 28, 2007 increased $48 billion or 26% compared with February 28, 2006, composed of net inflows of $34 billion plus net market appreciation of $14 billion.

Private Investment Management net revenues rose 32% to a record $279 million for the 2007 three months compared with $212 million for the corresponding 2006 period, due to increased client activity in both Fixed Income and Equity products.

Non-interest expense increased 20% compared to 2006 driven by higher compensation and benefits associated with a higher level of revenues and headcount, as well as increased non-personnel expenses from continued expansion of the business, especially in non-U.S. regions.

Income before taxes increased 18% to $140 million for the 2007 three months, compared to $119 million in the corresponding 2006 period. Pre-tax margin decreased to 20% for the 2007 three months compared to 21% in the corresponding 2006 period.

Geographic Revenues

Net Revenues by Geographic Region

In millions			Percent
Quarter ended February 28	2007	2006	Change
Europe	$1,368	$1,121	22%
Asia Pacific and other	651	606	7
Total Non–U.S.	2,019	1,727	17
U.S.	3,028	2,734	11
Net revenues	$5,047	$4,461	13%

Non-U.S. net revenues rose to a record $2.0 billion for the 2007 three months, up 17% compared with $1.7 billion in the corresponding 2006 period. Non-U.S. net revenues represented 40% and 39% of total net revenues in 2007 and 2006, respectively, reflecting record revenues in Capital Markets and Investment Management in Europe, and strong results across all segments in Asia.

Net revenues in Europe increased 22% to a record $1.4 billion for the 2007 three months compared to the corresponding 2006 period, reflecting record revenues in Capital Markets and Investment Management. Capital Markets net revenues were driven by increased execution services and prime brokerage activities, record quarterly revenues in credit products and equity derivatives, and profitable trading strategies.  These results were partially offset by decreases in interest rate products. Investment Management net revenues increased due to higher performance fees and increased assets under management.

Net revenues in Asia Pacific and other increased 7% to a record $651 million for the 2007 three months compared to the corresponding 2006 period, driven by record revenues in Capital Markets. Fixed Income Capital Markets achieved its record quarter due to strength in credit products, real estate and foreign exchange products, while increases in Equities Capital Markets were driven by strong results in execution services.

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

Fair Value

We record Financial instruments and other inventory positions owned and Financial instruments and other inventory positions sold but not yet purchased, at market or fair value, with unrealized gains and losses reflected in Principal transactions in the Consolidated Statement of Income. In addition, we recognize certain borrowing obligations, principally hybrid financial instruments and deposits at banks liabilities at fair value.  In all instances, we believe we have established rigorous internal control processes to ensure we use reasonable and prudent measurements of fair value on a consistent basis.

The degree of judgment utilized in measuring the fair value of financial instruments generally correlates to the level of pricing observability.  Financial instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of pricing observability and a lesser degree of judgment utilized in measuring fair value. Conversely, financial instruments rarely traded or not quoted will generally have little or no pricing observability and a higher degree of judgment utilized in measuring fair value. Pricing observability is impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established and the characteristics specific to the transaction.

Effective December 1, 2006, we adopted SFAS 157, which among other things, requires enhanced disclosures about financial instruments carried at fair value. SFAS 157 establishes a hierarchal disclosure framework associated with the level of pricing observability utilized in measuring financial instruments at fair value. See Note 3 to the Consolidated Financial Statements for additional information about the level of pricing transparency associated with financial instruments carried at fair value.

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

SPEs

We are a market leader in securitization transactions, including securitizations of residential and commercial loans, municipal bonds and other asset backed transactions. The majority of our securitization transactions are designed to be in conformity with the SFAS 140 requirements of a QSPE. Securitization transactions meeting the requirements of a QSPE are off-balance-sheet.  The assessment of whether a securitization vehicle meets the accounting requirements of a QSPE requires significant judgment, particularly in evaluating whether servicing agreements meet the conditions of permitted activities under SFAS 140 and whether or not derivatives are considered to be passive.

In addition, the evaluation of whether an entity is subject to the requirements of FIN 46(R) as a VIE and the determination of whether we are the primary beneficiary of such VIE is a critical accounting policy that requires significant management judgment.

Legal, Regulatory and Tax Proceedings

In the normal course of business we have been named as a defendant in a number of lawsuits and other legal and regulatory proceedings. Such proceedings include actions brought against us and others with respect to transactions in which we acted as an underwriter or financial advisor, actions arising out of our activities as a broker or dealer in securities and commodities and actions brought on behalf of various classes of claimants against many securities firms, including us. In addition, our business activities are reviewed by various taxing authorities around the world with regard to corporate income tax rules and regulations. We provide for potential losses that may arise out of legal, regulatory and tax proceedings to the extent such losses are probable and can be estimated. Those determinations require significant judgment. See Note 9 to the Consolidated Financial Statements.

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

•                 The funding of commitments to extend credit made by Holdings and certain unregulated subsidiaries based on a probabilistic model. The funding of commitments to extend credit made by our regulated subsidiaries (including our banks) is covered by the liquidity pools maintained by these regulated subsidiaries. See “Lending-Related Commitments” in this MD&A and Note 9 to the Consolidated Financial Statements.

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

In addition, the liquidity pool is sized to cover the impact of a one notch downgrade of Holdings’ long-term debt ratings, including the additional collateral that would be required for our derivative contracts and other secured funding arrangements. See “Credit Ratings” below.

The liquidity pool is invested in highly liquid instruments, including cash equivalents, G-7 government bonds and U.S. agency securities, investment-grade asset and mortgage backed securities and other liquid securities that we believe have a highly reliable pledge value. We calculate our liquidity pool on a daily basis.

At February 28, 2007, the estimated pledge value of the liquidity pool available to Holdings was $29.8 billion, which is in excess of the items discussed above. Additionally, our regulated subsidiaries, such as our broker-dealers and bank institutions, maintain their own liquidity pools to cover their stand-alone one year expected cash funding needs in a stressed liquidity environment. The estimated pledge value of the liquidity pools held by our regulated subsidiaries totaled an additional $45.0 billion at February 28, 2007.

Funding of assets. We fund assets based on their liquidity characteristics, and utilize cash capital(1) to provide financing for our long-term funding needs. Our funding strategy incorporates the following factors:

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

(1)         Cash capital consists of stockholders’ equity, portions of core deposit liabilities at our bank subsidiaries, and liabilities with remaining terms of over one year.

As part of our funding strategy, we also take steps to mitigate our main sources of contingent liquidity risk as follows:

•                  Commitments to extend credit - Cash capital is utilized to cover a probabilistic estimate of expected funding of commitments to extend credit. See “Lending-Related Commitments” in this MD&A.

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

Our policy is to operate with an excess of long-term funding sources over our long-term funding requirements (“cash capital surplus”). We seek to maintain a cash capital surplus at Holdings of at least $2 billion. As of February 28, 2007 and November 30, 2006, our cash capital surplus at Holdings totaled $5.3 billion and $6.0 billion, respectively. Additionally, cash capital surpluses in regulated entities at February 28, 2007 and November 30, 2006 amounted to $7.7 billion and $10.0 billion, respectively.

We hedge the majority of foreign exchange risk associated with investments in subsidiaries in non–U.S. dollar currencies using long-term debt and forwards.

Diversification of funding sources. We seek to diversify our funding sources. We issue long-term debt in multiple currencies and across a wide range of maturities to tap many investor bases, thereby reducing our reliance on any one source.

•                  During the first quarter of 2007, we issued $18.9 billion of long-term borrowings. Long-term borrowings (excluding borrowings with remaining contractual maturities within one year of the financial statement date) increased to $90.8 billion at February 28, 2007 from $81.2 billion at November 30, 2006 principally to support the growth in our assets, as well as pre-funding a portion of 2007 maturities. The weighted-average maturities of long-term borrowings were 6.5 years and 6.3 years at February 28, 2007 and November 30, 2006, respectively.

•                  We diversify our issuances geographically to minimize refinancing risk and broaden our debt-holder base. As of February 28, 2007, 51% of our long-term debt was issued outside the United States.

•                  We typically issue in sufficient size to create a liquid benchmark issuance (i.e., sufficient size to be included in the Lehman Bond Index, a widely used index for fixed income asset managers).

•                  In order to minimize refinancing risk, we set limits for the amount of long-term borrowings maturing over any three-, six- and twelve-month horizon at 12.5%, 17.5% and 30.0% of outstanding long-term borrowings, respectively—that is, $11.3 billion, $15.9 billion and $27.2 billion, respectively, at February 28, 2007. If we were to operate with debt above these levels, we would not include the additional amount as a source of cash capital.

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

The quarterly long-term borrowings maturity schedule over the next five years at February 28, 2007 is as follows:

Long-Term Borrowings Maturity Profile Chart

Included in long-term debt is $2.8 billion of structured notes with contingent early redemption features linked to market prices or other triggering events (e.g., the downgrade of a reference obligation underlying a credit—linked note). In the above maturity table, these notes are shown at their contractual maturity. However, in determining the cash capital value of these notes we have excluded $1.0 billion of the $2.8 billion from our cash capital sources at February 28, 2007.

•                  We use both committed and uncommitted bilateral and syndicated long-term bank facilities to complement our long-term debt issuance. In particular, Holdings maintains a $2.0 billion unsecured, committed revolving credit agreement with a syndicate of banks which expires in February 2009. In addition we maintain a $1.0 billion multi-currency unsecured, committed revolving credit facility with a syndicate of banks for Lehman Brothers Bankhaus AG (“Bankhaus”) which expires in April 2008. Our ability to borrow under such facilities is conditioned on complying with customary lending conditions and covenants. We have maintained compliance with the material covenants under these credit agreements at all times. As of February 28, 2007, there were no borrowings against Holdings’ or Bankhaus’ credit facilities.

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

•                  We own three bank entities: Lehman Brothers Bank, a U.S.-based thrift institution, Lehman Brothers Commercial Bank, a U.S.-based industrial bank, and Bankhaus, a German bank. These regulated bank entities operate in a deposit-protected environment and are able to source low-cost unsecured funds that are primarily term deposits. These are generally insulated from a company-specific or market liquidity event, thereby providing a reliable funding source for our mortgage products and selected loan assets and increasing our funding diversification. Overall, these bank institutions have raised $23.4 billion and $21.4 billion of customer deposit liabilities as of February 28, 2007 and November 30, 2006, respectively.

Legal entity structure. Our legal entity structure can constrain liquidity available to Holdings. Some of our legal entities, particularly our regulated broker-dealers and bank institutions, are restricted in the amount of funds that they can distribute or lend to Holdings.

•                  As of February 28, 2007, Holdings’ Total Equity Capital (defined as total stockholders’ equity of $20.0 billion plus $3.0 billion of junior subordinated notes) amounted to $23.0 billion. We believe Total Equity Capital to be a more meaningful measure of our equity than stockholders’ equity because junior subordinated notes are equity-like due to their subordinated nature, long-term maturity and interest deferral features. Leading rating agencies view these securities as equity capital for purposes of calculating net leverage. (See “Balance Sheet and Financial Leverage – Leverage Ratios” below and Note 8 to the Consolidated Financial Statements.) We aim to maintain a primary equity double leverage ratio (the ratio of equity investments in Holdings’ subsidiaries to its Total Equity Capital) of 1.0x or below. Our primary equity double leverage ratio was 0.90x as of February 28, 2007 and 0.88x as of November 30, 2006.

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

Cash Flows

Cash and cash equivalents of $4.1 billion at February 28, 2007 decreased by $1.9 billion from November 30, 2006, as net cash provided by financing activities of $12.7 billion was more than offset by net cash used in operating activities of $14.1 billion—attributable primarily to growth in financial instruments and other inventory positions owned—and net cash used in investing activities of $0.5 billion.

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

At February 28, 2007, our total assets increased by 12% to $562.3 billion from $503.5 billion at November 30, 2006, due to an increase in secured financing transactions and net assets. Net assets at February 28, 2007 increased $31.9 billion due to increases across all inventory categories as we continue to grow the Firm. Mortgage and mortgage-backed positions owned increased primarily as a result of higher commercial mortgage loans, as well as an increase in residential mortgage loans for which the Company is not at risk (i.e., loans sold to securitization trusts which did not meet the criteria under SFAS 140 for sale treatment – see Note 2 and Note 4 to the Consolidated Financial Statements). We believe net assets is a more useful measure than total assets when comparing companies in the securities industry because it excludes certain low-risk, non-inventory assets (including Cash and securities segregated and on deposit for regulatory and other purposes, Securities received as collateral, Securities purchased under agreements to resell and Securities borrowed) and Identifiable intangible assets and goodwill. This definition of net assets is used by many of our creditors and a leading rating agency to evaluate companies in the securities industry. Under this definition, net assets were approximately $301 billion and $269 billion at February 28, 2007 and November 30, 2006 respectively, as follows:

Net Assets

	February 28,	November 30,
In millions	2007	2006
Total assets	$562,283	$503,545
Cash and securities segregated and on deposit for regulatory and other purposes	(6,293)	(6,091)
Securities received as collateral	(6,847)	(6,099)
Securities purchased under agreements to resell	(131,896)	(117,490)
Securities borrowed	(112,919)	(101,567)
Identifiable intangible assets and goodwill	(3,531)	(3,362)
Net assets	$300,797	$268,936

Our net assets consist of inventory necessary to facilitate client–flow activities and, to a lesser degree, proprietary and principal investment activities. As such, our mix of net assets is subject to change. The overall size of our balance sheet will fluctuate from time to time and, at specific points in time, may be higher than the year-end or quarter-end amounts. Our total assets at quarter-ends were, on average, approximately 4% lower than amounts based on a monthly average over the four and eight quarters ended February 28, 2007, respectively. Our net assets at quarter-ends were, on average, approximately 5% and 6% lower than amounts based on a monthly average over the four and eight quarters ended February 28, 2007, respectively.

Real estate held for sale.  We invest in real estate through direct investments in equity and debt. We record real estate held for sale at the lower of cost or fair value. The assessment of fair value generally requires the use of management estimates and generally is based on property appraisals provided by third parties and also incorporates an analysis of the related property cash flow projections. We had real estate investments of approximately $9.0 billion and $9.4 billion at February 28, 2007 and November 30, 2006, respectively. Because significant portions of these assets have been financed on a non-recourse basis, our net investment position was limited to $5.9 billion at both February 28, 2007 and November 30, 2006.

High yield instruments. We underwrite syndicate, invest in and make markets in high yield corporate debt securities and loans. For purposes of this discussion, high yield instruments are defined as securities of or loans to companies rated BB+ or lower or equivalent ratings by recognized credit rating agencies, as well as non-rated securities or loans that, in management’s opinion, are non-investment grade. High yield debt instruments generally involve greater risks than investment grade instruments and loans due to the issuer’s creditworthiness and the lower liquidity of the market for such instruments. In addition, these issuers generally have relatively higher levels of indebtedness resulting in an increased sensitivity to adverse economic conditions. We seek to reduce these risks through active hedging strategies and through the diversification of our products and counterparties.

High yield instruments are carried at fair value, with unrealized gains and losses reflected in Principal transactions in the Consolidated Statement of Income. Our high yield instruments at February 28, 2007 and November 30, 2006 were as follows:

	February 28,	November 30,
In millions	2007	2006
Bonds and loans in liquid trading markets	$14,901	$11,481
Loans held awaiting securitization and/or syndication(1)	3,239	4,132
Loans and bonds with little or no pricing transparency	309	316
High yield instruments	18,449	15,929
Credit risk hedges(2)	(3,744)	(3,111)
High yield position, net	$14,705	$12,818

(1)         Loans held awaiting securitization and/or syndication primarily represent warehouse lending activities for collateralized loan obligations.

(2)         Credit risk hedges represent financial instruments with offsetting risk to the same underlying counterparty, but exclude other credit and market risk mitigants which are highly correlated, such as index, basket and/or sector hedges.

At February 28, 2007 and November 30, 2006, the largest industry concentrations were 25% and 20%, respectively, categorized within the finance and insurance industry classifications. The largest geographic concentrations at February 28, 2007 and November 30, 2006 were 56% and 53%, respectively, in the United States. We mitigate our aggregate and single-issuer net exposure through the use of derivatives, non-recourse financing and other financial instruments.

Private equity and other principal investments. Our Private Equity business operates in five major asset classes: Merchant Banking, Real Estate, Venture Capital, Credit-Related Investments and Private Funds Investments. We have raised privately-placed funds in all of these classes, for which we act as general partner and in which we have general and in many cases limited partner interests. In addition, we generally co-invest in the investments made by the funds or may make other non-fund-related direct investments. At February 28, 2007 and November 30, 2006, our private equity related investments totaled $2.4 billion and $2.1 billion, respectively. The real estate industry represented the highest concentrations at 25% and 30% at February 28, 2007 and November 30, 2006, respectively, and the largest single investment was $127 million and $80 million, at those respective dates.

When we hold at least 3% of a limited partnership interest, we account for that interest under the equity method. We carry all other private equity investments at fair value based on our assessment of each underlying investment, incorporating valuations that consider expected cash flows, earnings multiples and/or comparisons to similar market transactions among other factors. Valuation adjustments, which usually involve the use of significant management estimates, are an integral part of pricing these instruments, reflecting consideration of credit quality, concentration risk, sale restrictions and other liquidity factors. Additional information about our private equity and other principal investment activities, including related commitments, can be found in Note 9 to the Consolidated Financial Statements.

Leverage ratios. Balance sheet leverage ratios are one measure used to evaluate the capital adequacy of a company. The leverage ratio is calculated as total assets divided by total stockholders’ equity. Our leverage ratios were 28.1x and 26.2x at February 28, 2007 and November 30, 2006, respectively. However, we believe net leverage based on net assets as defined above (which excludes certain low-risk, non-inventory assets and Identifiable intangible assets and goodwill) divided by tangible equity capital (Total stockholders’ equity plus Junior subordinated notes less Identifiable intangible assets and goodwill), is a more meaningful measure of leverage in evaluating companies in the securities industry. Our net leverage ratio of 15.4x at February 28, 2007 increased from 14.5x at November 30, 2006. We believe tangible equity capital is a more representative measure of our equity for purposes of calculating net leverage because junior subordinated notes are deeply subordinated and have a long-term maturity and interest deferral features, and we do not view the amount of equity used to support Identifiable intangible assets and goodwill as available to support our remaining net assets. This definition of net leverage is used by many of our creditors and a leading rating agency. Tangible equity capital and net leverage are computed as follows at February 28, 2007 and November 30, 2006:

Tangible Equity Capital and Net Leverage Ratio

	February 28,	November 30,
In millions	2007	2006
Total stockholders’ equity	$20,005	$19,191
Junior subordinated notes (1)	3,013	2,738
Identifiable intangible assets and goodwill	(3,531)	(3,362)
Tangible equity capital	$19,487	$18,567
Leverage ratio	28.1x	26.2x
Net leverage ratio	15.4x	14.5x

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

We maintain a stock repurchase program to manage our equity capital. In January 2007, our Board of Directors authorized the repurchase, subject to market conditions, of up to 100 million shares of Holdings common stock for the management of our equity capital, including offsetting dilution due to employee stock awards.  This authorization superseded the stock repurchase program authorized in 2006.  Our stock repurchase program is affected through regular open-market purchases, as well as through employee transactions where employees tender shares of common stock to pay for the exercise price of stock options, and the required tax withholding obligations upon option exercises and conversion of restricted stock units to freely-tradable common stock. During 2007, we repurchased approximately 19.5 million shares of our common stock through open-market purchases at an aggregate cost of approximately $1.6 billion, or $80.08 per share. In addition, we withheld approximately 1.5 million shares of common stock from employees for the purposes described above at an equivalent cost of $118 million or $79.65 per common share. In total, we repurchased and withheld 21.0 million shares during 2007 for a total consideration of approximately $1.7 billion. During 2007 we also issued 7.4 million shares resulting from employee stock option exercises and another 15.0 million shares were issued out of treasury stock into the RSU Trust.

Included below are the changes in our Tangible Equity Capital for the quarter ended February 28, 2007 and year ended November 30, 2006:

Tangible Equity Capital

	3 Months Ended	12 Months Ended
	February 28,	November 30,
In millions	2007	2006
Beginning tangible equity capital	$18,567	$15,564
Net income	1,146	4,007
Dividends on common stock	(89)	(276)
Dividends on preferred stock	(17)	(66)
Common stock open-market repurchases	(1,562)	(2,678)
Common stock withheld from employees (1)	(118)	(1,003)
Equity-based award plans (2)	1,380	2,396
Net change in junior subordinated notes included in tangible equity (3)	275	712
Change in identifiable intangible assets and goodwill	(169)	(106)
Other, net (4)	74	17
Ending tangible equity capital	$19,487	$18,567

(1)         Represents shares of common stock withheld in satisfaction of the exercise price of stock options and tax withholding obligations upon option exercises and conversion of RSUs.

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

(4)         Other, net for 2007 includes a $67 million net increase to retained earnings from adoption of SFAS 157 and SFAS 159. See “Accounting and Regulatory Developments” below for additional information. Other, net for 2006 includes a $6 million net decrease to retained earnings from the initial adoption of SFAS 155 and SFAS No. 156, “Accounting for Servicing of Financial Assets”.

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

At February 28, 2007, the short- and long-term senior borrowings ratings of Holdings and LBI were as follows:

Credit Ratings
	Holdings		LBI
	Short-term	Long-term	Short-term	Long-term
Standard & Poor’s Ratings Services	A-1	A+	A-1+	AA-
Moody’s Investors Service	P-1	A1	P-1	Aa3
Fitch Ratings	F-1+	A+	F-1+	A+
Dominion Bond Rating Service Limited	R-1(middle)	A (high)	R-1(middle)	AA (low)

At February 28, 2007, counterparties had the right to require us to post additional collateral pursuant to derivative contracts and other secured funding arrangements of approximately $0.7 billion. Additionally, at that date we would have been required to post additional collateral pursuant to such arrangements of approximately $0.1 billion in the event we were to experience a downgrade of our senior debt rating of one notch and $2.5 billion in the event we were to experience a downgrade of our senior debt rating of two notches.

Management estimates are required in determining the fair value of certain inventory positions, particularly OTC derivatives, certain commercial mortgage loans and investments in real estate, certain non-performing loans and high yield positions, private equity investments, and non-investment grade interests in securitizations.

Lending-Related Commitments

In the normal course of business, we enter into various lending-related commitments. In all instances, we mark to market these commitments with changes in fair value recognized in Principal transactions in the Consolidated Statement of Income. We use various hedging and funding strategies to actively manage our market, credit and liquidity exposures on these commitments. We do not believe total commitments are necessarily indicative of actual risk or funding requirements because the commitments may not be drawn or fully used and such amounts are reported before consideration of hedges. These commitments and any related drawdowns of these facilities typically have fixed maturity dates and are contingent on certain representations, warranties and contractual conditions applicable to the borrower.

Through our high grade and high yield sales, trading and underwriting activities, we make commitments to extend credit. We define high yield (non-investment grade) exposures as securities of or loans to companies rated BB+ or lower or equivalent ratings by recognized credit rating agencies, as well as non-rated securities or loans that, in management’s opinion, are non-investment grade. In addition, we make commitments to extend mortgage loans through our residential and commercial mortgage platforms in our Capital Markets business. From time to time, we may also provide contingent commitments to investment and non-investment grade counterparties related to acquisition financing. Our expectation is, and our past practice has been, to distribute through loan syndications to investors substantially all the credit risk associated with these acquisition financing loans, if closed, consistent with our credit facilitation framework. We do not believe these commitments are necessarily indicative of our actual risk because the borrower may not complete a contemplated acquisition or, if the borrower completes the acquisition, often it will raise funds in the capital markets instead of drawing on our commitment. In addition, we enter into secured financing commitments in our Capital Markets businesses.

Lending-related commitments at February 28, 2007 and November 30, 2006 were as follows:

						Total
	Expiration per Period at February 28, 2007					Contractual Amount
			2009-	2011-	2013 and	February	November
In millions	2007	2008	2010	2012	Later	28, 2007	30, 2006
High grade (1)	$2,491	$577	$5,604	$9,098	$168	$17,938	$17,945
High yield (2)	2,595	955	1,482	2,903	1,452	9,387	7,558
Investment grade contingent acquisition facilities	1,420	2,429	—	—	—	3,849	1,918
Non-investment grade contingent acquisition facilities	14,748	5,396	—	—	—	20,144	12,766
Mortgage commitments	11,812	573	1,179	367	33	13,964	12,246
Secured lending transactions, including forward starting resale and repurchase agreements	104,374	2,473	370	463	1,610	109,290	82,987

(1)         We view our net credit exposure for high grade commitments, after consideration of hedges, to be $4.9 billion at both February 28, 2007, and November 30, 2006.

(2)         We view our net credit exposure for high yield commitments, after consideration of hedges, to be $7.8 billion and $5.9 billion at February 28, 2007 and November 30, 2006, respectively.

See Note 9 to the Consolidated Financial Statements for additional information about lending-related commitments.

Off-Balance-Sheet Arrangements

In the normal course of business we engage in a variety of off-balance-sheet arrangements, including certain derivative contracts meeting the FIN 45 definition of a guarantee that may require future payments. Other than lending-related commitments already discussed above in “Lending-Related Commitments,” the following table summarizes our off-balance-sheet arrangements at February 28, 2007 and November 30, 2006 as follows:

						Notional/
	Expiration per Period at February 28, 2007					Maximum amount
			2009-	2011-	2013 and	February	November
In millions	2007	2008	2010	2012	Later	28, 2007	30, 2006
Derivative contracts (1)	$69,669	$60,940	$87,475	$126,480	$182,459	$527,023	$534,585
Municipal-securities-related commitments	809	805	602	77	76	2,369	1,599
Other commitments with variable interest entities	610	735	870	309	2,666	5,190	4,902
Standby letters of credit	2,179	206	—	—	—	2,385	2,380
Private equity and other principal investment commitments	939	321	351	34	—	1,645	1,088

(1)       We believe the fair value of these derivative contracts is a more relevant measure of the obligations because we believe the notional amount overstates the expected payout. At February 28, 2007 and November 30, 2006, the fair value of these derivative contracts approximated $8.1 billion and $9.3 billion, respectively.

In accordance with FIN 45, the table above includes only certain derivative contracts meeting the FIN 45 definition of a guarantee. For additional information on these guarantees and other off-balance sheet arrangements, see Note 9 to the Consolidated Financial Statements.

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

In the normal course of business, we enter into derivative transactions both in a trading capacity and as an end-user. When acting in a trading capacity, we enter into derivative transactions to satisfy the financial needs of our clients and to manage our own exposure to market and credit risks resulting from our trading activities (collectively, “Trading-Related Derivative Activities”). In this capacity, we transact extensively in derivatives including interest rate, credit (both single name and portfolio), foreign exchange and equity and commodity derivatives. The use of derivative products in our trading businesses is combined with transactions in cash instruments to allow for the execution of various trading strategies. Derivatives are recorded at market or fair value in the Consolidated Statement of Financial Condition on a net-by-counterparty basis when a legal right of set-off exists and are netted across products when such provisions are stated in the master netting agreement. As an end-user, we use derivative products to adjust the interest rate nature of our funding sources from fixed to floating interest rates and to change the index on which floating interest rates are based (e.g., Prime to LIBOR).

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

For additional information about our accounting policies and our Trading-Related Derivative Activities, see Notes 1 and 3 to the Consolidated Financial Statements.

Special Purpose Entities

In the normal course of business, we establish SPEs, sell assets to SPEs, transact derivatives with SPEs, own securities or interests in SPEs and provide liquidity or other guarantees for SPEs. SPEs are corporations, trusts or partnerships that are established for a limited purpose. SPEs by their nature generally do not provide equity owners with significant voting powers because the SPE documents govern all material decisions. There are two types of SPEs—QSPEs and VIEs. Our primary involvement with SPEs relates to securitization transactions through QSPEs, in which transferred assets are sold to an SPE that issues securities supported by the cash flows generated by the assets (i.e., securitized). A QSPE generally can be described as an entity whose permitted activities are limited to passively holding financial assets and distributing cash flows to investors based on pre-set terms. Under SFAS 140, we do not consolidate QSPEs. Rather, we recognize only the interests in the QSPEs we continue to hold, if any. We account for such interests at fair value.

We are a market leader in mortgage (both residential and commercial) asset-backed securitizations and other structured financing arrangements. See Note 4 to the Consolidated Financial Statements for additional information about our securitization activities.

In addition, we transact extensively with VIEs which do not meet the QSPE criteria due to their permitted activities not being sufficiently limited or because the assets are not deemed qualifying financial instruments (e.g., real estate). Under Financial FIN 46(R) we consolidate those VIEs where we are the primary beneficiary of such entity. The primary beneficiary is the party that has either a majority of the expected losses or a majority of the expected residual returns as defined. Examples of our involvement with VIEs include collateralized debt obligations, synthetic credit transactions, real estate investments through VIEs, and other structured financing transactions. For additional information about our involvement with VIEs, see Note 4 to the Consolidated Financial Statements.

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

We participate globally in interest rate, equity, foreign exchange, commercial real estate and certain commodity markets. Our Fixed Income Capital Markets business has a broadly diversified market presence in U.S. and foreign government bond trading, emerging market securities, corporate debt (investment and non-investment grade), money market instruments, mortgages and mortgage- and asset-backed securities, real estate, municipal bonds, foreign exchange, commodity and credit derivatives. Our Equities Capital Markets business facilitates domestic and foreign trading in equity instruments, indices and related derivatives.

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

We are a significant intermediary in the global equity markets through our market making in U.S. and non–U.S. equity securities and derivatives, including common stock, convertible debt, exchange-traded and OTC equity options, equity swaps and warrants. These activities expose us to market risk as a result of equity price and volatility changes. Inventory holdings also are subject to market risk resulting from concentrations and changes in liquidity conditions that may adversely affect market valuations. Equity market risk is actively managed through the use of index futures, exchange-traded and OTC options, swaps and cash instruments.

We enter into foreign exchange transactions through our market-making activities, and are active in many foreign exchange markets. We are exposed to foreign exchange risk on our holdings of non-dollar assets and liabilities. We hedge our risk exposures primarily through the use of currency forwards, swaps, futures and options.

We are a significant participant in the real estate capital markets through our Global Real Estate Group, which provides capital to real estate investors in many forms, including senior debt, mezzanine financing and equity capital. We also sponsor and manage real estate investment funds for third party investors and make direct investments in these funds. We actively manage our exposures via commercial mortgage securitizations, loan and equity syndications, and we hedge our interest rate and credit risks primarily through swaps, treasuries, and derivatives, including those linked to CMBS indices.

We are exposed to both physical and financial risk with respect to energy commodities, including electricity, oil and natural gas, through proprietary trading as well as from client-related trading activities. In addition, our structured products business offers investors structures on indices and customized commodity baskets, including energy, metals and agricultural markets. Risks are actively managed with exchange traded futures, swaps, OTC swaps and options. We also actively price and manage counterparty credit risk in the credit derivative swap markets.

Operational Risk

Operational risk is the risk of loss resulting from inadequate or failed internal processes, people and systems, or from external events. We face operational risk arising from mistakes made in the execution, confirmation or settlement of transactions or from transactions not being properly recorded, evaluated or accounted. Our businesses are highly dependent on our ability to process, on a daily basis, a large number of transactions across numerous and diverse markets in many currencies and these transactions have become increasingly complex. Consequently, we rely heavily on our financial, accounting and other data processing systems. In recent years, we have substantially upgraded and expanded the capabilities of our data processing systems and other operating technology, and we expect that we will need to continue to upgrade and expand in the future to avoid disruption of, or constraints on, our operations.

The Operational Risk Management (the “ORM Department”) is responsible for implementing and maintaining our overall global operational risk management framework, which seeks to minimize these risks through assessing, reporting, monitoring and mitigating operational risks.

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

Net Credit Exposure in Derivatives

With respect to OTC derivative contracts, we view our net credit exposure to be $15.8 billion at February 28, 2007, representing the fair value of OTC derivative contracts in a net receivable position after consideration of collateral.

The following table sets forth the fair value of OTC derivatives by contract type and related net credit exposure:

Fair Value of OTC Derivative Contracts by Maturity

					Cross
					Maturity,
					Cross
					Product
	Less			Greater	and Cash		Net
In millions	than	1 to 5	5 to 10	than 10	Collateral	OTC	Credit
February 28, 2007	1 Year	Years	Years	Years	Netting (1)	Derivatives	Exposure
Assets
Interest rate, currency and credit default swaps and options	$2,562	$8,318	$9,644	$8,410	$(18,756)	$10,178	$9,352
Foreign exchange forward contracts and options	1,542	631	188	32	(1,068)	1,325	963
Other fixed income securities contracts (2)	3,910	195	33	—	(181)	3,957	3,568
Equity contracts	3,032	1,777	427	1,537	(1,936)	4,837	1,920
	$11,046	$10,921	$10,292	$9,979	$(21,941)	$20,297	$15,803
Liabilities
Interest rate, currency and credit default swaps and options	$2,126	$5,306	$4,674	$6,554	$(12,447)	$6,213
Foreign exchange forward contracts and options	2,270	637	101	27	(1,399)	1,636
Other fixed income securities contracts (2)	1,613	227	33	—	(170)	1,703
Equity contracts	3,325	3,098	725	2,015	(4,021)	5,142
	$9,334	$9,268	$5,533	$8,596	$(18,037)	$14,694

(1)          Cross-maturity netting represents the netting of receivable balances with payable balances for the same counterparty across maturity and product categories. Receivable and payable balances with the same counterparty in the same maturity category are netted within the maturity category when appropriate. Cash collateral received or paid is netted on a counterparty basis, provided legal right of offset exists.  Assets and liabilities at February 28, 2007 were netted down for cash collateral of approximately $10.3 billion and $6.4 billion, respectively.

(2)          Includes commodity derivatives assets of $392 million and liabilities of $369 million.

Presented below is an analysis of net credit exposure at February 28, 2007 for OTC contracts based on actual ratings made by external rating agencies or by equivalent ratings established and used by our Credit Risk Management Department.

Net Credit Exposure

		Less			Greater	Total
Counterparty	S&P/Moody’s	than	1 to 5	5 to 10	than	February 28,	November 30,
Risk Rating	Equivalent	1 Year	Years	Years	10 Years	2007	2006
iAAA	AAA/Aaa	7%	3%	4%	8%	22%	14%
iAA	AA/Aa	12	8	7	6	33	39
iA	A/A	12	6	5	8	31	31
iBBB	BBB/Baa	3	1	1	4	9	11
iBB	BB/Ba	2	1	—	—	3	4
iB or lower	B/B1 or lower	1	1	—	—	2	1
		37%	20%	17%	26%	100%	100%

Value-at-Risk

Value-at-risk (“VaR”) is an estimate of the amount of mark-to-market loss that could be incurred, with a specified confidence level, over a given time period.  The table below shows our end-of-day historical simulation VaR for our financial instrument inventory positions, estimated at a 95% confidence level over a one-day time horizon. This means that there is a 1-in-20 chance that daily trading net revenues losses on a particular day would exceed the reported VaR.

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

Value-at-Risk – Historical Simulation

	At		Average VaR Three Months Ended		Three Months Ended Feb 28, 2007
In millions	Feb 28, 2007	Nov 30, 2006	Feb 28, 2007	Nov 30, 2006	High	Low
Interest rate risk	$58	$48	$41	$41	$58	$32
Equity price risk	26	20	34	20	41	22
Foreign exchange risk	7	5	11	5	13	6
Commodity risk	5	6	5	5	7	4
Diversification benefit	(21)	(25)	(28)	(23)
	$75	$54	$63	$48	$83	$47

Average historical simulation VaR was $63 million for the three months ended February 28, 2007, up from $48 million for the three months ended November 30, 2006, due in part from an increase in equity price risk, reflective of the continued growth in the Company’s business activities, including proprietary and principal investing activities. Historical simulation VaR at February 28, 2007 was $75 million, up from $54 million at November 30, 2006, attributable to a combination of several factors including a higher level of interest rate risk due to credit spread widening in the market and a higher level of equity price risk.

As part of our risk management control processes, we monitor daily trading net revenues compared with reported historical simulation VaR as of the end of the prior business day. For the 2007 three months, there were no days when our daily net trading loss exceeded our historical simulation VaR (measured at the close of the previous business day).

Other Measures of Risk

We utilize a number of risk measurement methods and tools as part of our risk management process.  One risk measure that we utilize is a comprehensive risk measurement framework that aggregates VaR, event and counterparty risks.  Event risk measures the potential losses beyond those measured in market risk such as losses associated with a downgrade for high quality bonds, defaults of high yield bonds and loans, dividend risk for equity derivatives, deal break risk for merger arbitrage positions, defaults for mortgage loans and property value losses on real estate investments. Utilizing this broad risk measure, our average risk for the three months ended February 28, 2007 increased compared with the three months ended November 30, 2006, in part due to an increase in VaR in our equity price risk, as well as, increased event risk associated with our credit products.

We also use stress testing to evaluate risks associated with our real estate portfolios which are non-financial assets and therefore not captured in VaR. As of February 28, 2007, we had approximately $9.0 billion of real estate investments; however our net investment at risk was limited to $5.9 billion as a significant portion of these assets have been financed on a non-recourse basis. As of February 28, 2007 we estimate that a hypothetical 10% decline in the underlying property values associated with these investments would result in a net revenue loss of approximately $216 million.

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

	Revenue Volatility At		Average Revenue Volatility Three Months Ended		Three Months Ended Feb 28, 2007
In millions	Feb 28, 2007	Nov 30, 2006	Feb 28, 2007	Nov 30, 2006	High	Low
Interest rate and commodity risk	$31	$28	$30	$28	$31	$28
Equity price risk	25	24	24	23	25	23
Foreign exchange risk	5	5	5	5	5	5
Diversification benefit	(26)	(20)	(24)	(20)
	$35	$37	$35	$36	$39	$33

Average net trading revenue volatility measured in this manner was $35 million for the three months ended February 28, 2007, comparable to the three months ended November 30, 2006.

The following chart sets forth the frequency distribution for daily net revenues for our Capital Markets and Investment Management business segments (excluding asset management fees) for the three months ended February 28, 2007 and 2006:

Distribution of Daily Trading Net Revenues

For the first three months of 2007 and 2006, daily trading net revenues did not exceed losses of $60 million on any single day.

Accounting and Regulatory Developments

SFAS 159. In February 2007, the FASB issued SFAS 159.  SFAS 159 permits certain financial assets and financial liabilities to be measured at fair value, using an instrument-by-instrument election. The initial effect of adopting SFAS 159 must be accounted for as a cumulative-effect adjustment to opening retained earnings for the fiscal year in which we apply SFAS 159. Retrospective application of SFAS 159 to fiscal years preceding the effective date is not permitted.

We elected to early adopt SFAS 159 beginning in our 2007 fiscal year and to measure at fair value substantially all remaining structured notes not previously accounted for at fair value under SFAS 155, as well as deposits at our U.S. banking subsidiaries.  We elected to adopt SFAS 159 for these instruments in order to ease the accounting complexity associated with these instruments under SFAS 133. As a result of adopting SFAS 159, we recognized a

$22 million after-tax increase ($35 million pre-tax) to opening retained earnings as of December 1, 2006, representing the effect of changing the measurement basis of these financial instruments from an adjusted, amortized cost basis at November 30, 2006 to fair value.

SFAS 158. In September 2006, the FASB issued SFAS 158. SFAS 158 requires an employer to recognize the over- or under-funded status of its defined benefit postretirement plans as an asset or liability in its Consolidated Statement of Financial Condition, measured as the difference between the fair value of the plan assets and the benefit obligation. For pension plans the benefit obligation is the projected benefit obligation; for other postretirement plans the benefit obligation is the accumulated postretirement obligation. Upon adoption, SFAS 158 requires an employer to recognize previously unrecognized actuarial gains and losses and prior service costs within Accumulated other comprehensive income (net of tax), a component of Stockholders’ equity.

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

SFAS 157. In September 2006, the FASB issued SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about instruments carried at fair value, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 also (i) nullifies the guidance in EITF 02-3, which precluded the recognition of a trading profit at the inception of a derivative contract, unless the fair value of such derivative was obtained from a quoted market price or other valuation technique incorporating observable inputs; (ii) clarifies that an issuer’s credit standing should be considered when measuring liabilities at fair value; (iii) precludes the use of a liquidity or block discount when measuring instruments traded in an active market at fair value and (iv) requires costs related to acquiring financial instruments carried at fair value to be included in earnings and not capitalized as part of the basis of the instrument.

We elected to early adopt SFAS 157 beginning in our 2007 fiscal year and we recorded the difference between the carrying amounts and fair values of (i) stand-alone derivatives and/or structured notes measured using the guidance in EITF 02-3 on recognition of a trading profit at the inception of a derivative, and (ii) financial instruments that are traded in active markets that were measured at fair value using block discounts, as a cumulative-effect adjustment to opening retained earnings.  As a result of adopting SFAS 157, we recognized a $45 million after-tax ($78 million pre-tax) increase to opening retained earnings.

The impact of adopting SFAS 157 in our first quarter of 2007 was not material to our Consolidated Statement of Income. SFAS 157 also requires new disclosures regarding the level of pricing observability associated with financial instruments carried at fair value. See Note 3 to the Consolidated Financial Statements for additional information.

EITF Issue No. 04-5. In June 2005, the FASB ratified the consensus reached in EITF 04-5, which requires general partners (or managing members in the case of limited liability companies) to consolidate their partnerships or to provide limited partners with substantive rights to remove the general partner or to terminate the partnership. As the general partner of numerous private equity and asset management partnerships, we adopted EITF 04-5 immediately for partnerships formed or modified after June 29, 2005. For partnerships formed on or before June 29, 2005 that had not been modified, we adopted EITF 04-5 as of the beginning of our 2007 fiscal year. The adoption of EITF 04-5 did not have a material effect on our Consolidated Financial Statements.

FIN 48. In June 2006, the FASB issued FIN 48 clarifying the accounting for income taxes by prescribing the minimum recognition threshold a tax position must meet to be recognized in the financial statements. FIN 48 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We must adopt FIN 48 as of the beginning of our 2008 fiscal year. We are evaluating the effect of adopting FIN 48 on our Consolidated Financial Statements.

Consolidated Supervised Entity. As of December 1, 2005, Holdings became regulated by the SEC as a consolidated supervised entity (“CSE”).  As such, Holdings is subject to group-wide supervision and examination by the SEC and, accordingly, we are subject to minimum capital requirements on a consolidated basis.  This supervision imposes reporting (including reporting of a capital adequacy measurement consistent with the standards adopted by the Basel Committee on Banking Supervision) and notification requirements on the ultimate holding company. As of February 28, 2007, Holdings was in compliance with the CSE capital requirements and held allowable capital in excess of the minimum capital requirements on a consolidated basis.

As of December 1, 2005, LBI was approved by the SEC to calculate its net capital requirements using an alternative method for broker-dealers that are part of CSEs.  The alternative method allows broker-dealers that are part of CSEs to apply internal risk models to calculate net capital charges for market and derivative-related credit risk.  Under this rule, LBI is required to hold tentative net capital in excess of $1 billion and net capital in excess of $500 million.  As of February 28, 2007, LBI had tentative net capital in excess of $5 billion, and had net capital of $4.6 billion, which exceeded the minimum net capital requirement by $4.1 billion.

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

LEHMAN BROTHERS HOLDINGS INC.

PART I – FINANCIAL INFORMATION

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

The information under the caption ‘‘Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management’’ in this Report is incorporated herein by reference.

ITEM 4. Controls and Procedures

Our management, with the participation of the Chairman and Chief Executive Officer and the Chief Financial Officer of Holdings (its principal executive officer and principal financial officer, respectively), evaluated our disclosure controls and procedures as of the end of the fiscal quarter covered by this Report.

Based on that evaluation, the Chairman and Chief Executive Officer and the Chief Financial Officer have concluded that, as of the end of the fiscal quarter covered by this Report, our disclosure controls and procedures are effective to ensure that information required to be disclosed by Holdings in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by Holdings in such reports is accumulated and communicated to our management, including the Chairman and Chief Executive Officer and the Chief Financial Officer of Holdings, as appropriate to allow timely decisions regarding required disclosure.

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

Although there can be no assurance as to the ultimate outcome, we generally have denied, or believe we have a meritorious defense and will deny, liability in all significant cases pending against us, including the matters described below and in the Form 10-K and we intend to defend vigorously each such case. Based on information currently available, we believe the amount, or range, of reasonably possible losses in connection with the actions against us, including the matters described below and in the Form 10-K in excess of established reserves, in the aggregate, not to be material to the Company’s consolidated financial condition or cash flows. However, losses may be material to our operating results for any particular future period, depending on the level of our income for such period.

Bader v. Ainslie, et al. (reported in the Form 10-K):

Holdings and the members of its Board of Directors named in the purported shareholder derivative action captioned Bader v. Ainslie, et al. entered into a settlement agreement with the plaintiff on January 10, 2007. On April 7, 2007, the United States District Court for the Southern District of New York issued a final approval of the settlement and dismissed the action.

Actions Regarding Enron Corporation (reported in the Form 10-K):

The action brought by the Public Employees’ Retirement System of Ohio and others was settled in February 2007, and the Texas District Court dismissed it with prejudice on March 14, 2007.

First Alliance Mortgage Company Matters (reported in Form 10-K):

The parties to the civil complaint in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida have entered into a settlement agreement.  An order dismissing the action was entered by the court on March 22, 2007.

IPO Allocation Cases (reported in the Form 10-K):

Securities Action.   On April 6, 2007, the United States Court of Appeals for the Second Circuit denied plaintiff’s petition for rehearing of the New York District Court’s December 5, 2006 decision reversing the New York District Court’s grant of class certification in six focus cases, but noted that plaintiff-petitioners might seek certification of more modest classes in the New York District Court.

Wright et al. v. Lehman Brothers Holdings Inc. et al (reported in Form 10-K):

The plaintiffs in the action brought by Carlton Energy et al. in Texas (the “Texas Plaintiffs”) have filed claims in Los Angeles Superior Court. Their claims will be consolidated with those of the plaintiffs in the action brought by A. Vernon Wright et al. (the “California Plaintiffs”). The claims now asserted by the Texas Plaintiffs include causes of action for negligence, breach of contract, breach of duties of good faith and fair dealing and of fiduciary duty, interference with prospective business advantage, misappropriation of trade secrets, breach of confidence, fraud, negligent misrepresentation, and quantum meruit. Pursuant to the agreement between all of the parties, within ten days of consolidation of the actions, the Texas Plaintiffs will file an agreed order of non-suit in the Texas case. In the now operative pleadings, neither the California Plaintiffs nor the Texas Plaintiffs name Holdings as a defendant.

ITEM 1A. Risk Factors

There are no material changes from the risk factors set forth in Part I, Item 1A, in the Form 10-K.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information with respect to purchases made by or on behalf of Holdings or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act, of our common stock during the quarter ended February 28, 2007.

	Issuer Purchases of Equity Securities
			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans or
	Purchased	Paid per Share	or Programs	Programs
Month # 1 (December 1 - December 31, 2006):
Common stock repurchases (1)	5,440,500		5,440,500
Employee transactions (2)	142,935		142,935
Total	5,583,435	$75.99	5,583,435	94,416,565
Month # 2 (January 1 - January 31, 2007):
Common stock repurchases (1)	7,354,700		7,354,700
Employee transactions (2)	765,089		765,089
Total	8,119,789	$80.46	8,119,789	86,296,776
Month # 3 (February 1 - February 28, 2007):
Common stock repurchases (1)	6,704,800		6,704,800
Employee transactions (2)	567,249		567,249
Total	7,272,049	$82.71	7,272,049	79,024,727
Total, December 1, 2006 - February 28, 2007:
Common stock repurchases (1)	19,500,000		19,500,000
Employee transactions (2)	1,475,273		1,475,273
Total	20,975,273	$80.05	20,975,273	79,024,727

(1)         We have an ongoing common stock repurchase program, pursuant to which we repurchase shares in the open market. As previously announced, in January 2007 our Board of Directors authorized the repurchase, subject to market conditions, of up to 100 million shares of Holdings common stock, for the management of the Firm’s equity capital, including offsetting dilution due to employee stock awards. This authorization superseded the stock repurchase program authorized in January 2006. The number of shares authorized to be repurchased in the open market is reduced by the actual number of Employee Offset Shares (as defined below) received.

(2)         Represents shares of common stock withheld in satisfaction of the exercise price of stock options and tax withholding obligations upon option exercises and conversion of restricted stock units (collectively, “Employee Offset Shares”).

For more information about the repurchase program and employee stock plans, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity, Funding and Capital Resources—Equity Management” in Part I, Item 2, and Note 12 to the Consolidated Financial Statements in Part I, Item 1, in this Report, and Notes 12 and 15 to the Consolidated Financial Statements in Part II, Item 8, and “Security Ownership of Certain Beneficial Owners and Management” in Part III, Item 12, of the Form 10-K.

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

10.01

Form of Agreement evidencing a grant of Performance-Based Restricted Stock Units to Executive Officers under the Lehman Brothers Holdings Inc. 2005 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 7, 2006)

10.02	Base Salaries of Named Executive Officers of the Registrant (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 30, 2006)

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

LEHMAN BROTHERS HOLDINGS INC. (Registrant)

Date: April 9, 2007	By:	/s/ Christopher M. O’Meara
Chief Financial Officer, Controller and Executive Vice President (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

12.01*	Computation of Ratios of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends

15.01*	Letter of Ernst & Young LLP regarding Unaudited Interim Financial Information

31.01*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a)

31.02*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a)

32.01*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Enacted by Section 906 of the Sarbanes-Oxley Act of 2002

32.02*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Enacted by Section 906 of the Sarbanes-Oxley Act of 2002

* Included in this booklet.