Form 10-Q
period 2007-05-31
LEHMAN BROTHERS HOLDINGS INC
filed 2007-07-10
CIK 806085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2007

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

As of June 30, 2007, 530,785,548 shares of the Registrant’s Common Stock, par value $0.10 per share, were outstanding.

[This page intentionally left blank.]

LEHMAN BROTHERS HOLDINGS INC.

FORM 10-Q

FOR THE QUARTER ENDED MAY 31, 2007

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

“MCAPS” is a service mark of Lehman Brothers Inc.

LEHMAN BROTHERS HOLDINGS INC.
PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

LEHMAN BROTHERS HOLDINGS INC.
CONSOLIDATED STATEMENT of INCOME
(Unaudited)

	Three Months Ended May 31,		Six Months Ended May 31,
In millions, except per share data	2007	2006	2007	2006
Revenues
Principal transactions	$2,889	$2,589	$5,810	$5,051
Investment banking	1,150	741	2,000	1,576
Commissions	568	512	1,108	1,000
Interest and dividends	10,558	7,327	19,647	13,519
Asset management and other	414	346	809	676
Total revenues	15,579	11,515	29,374	21,822
Interest expense	10,067	7,104	18,815	12,950
Net revenues	5,512	4,411	10,559	8,872
Non-Interest Expenses
Compensation and benefits	2,718	2,175	5,206	4,374
Technology and communications	287	238	553	466
Brokerage, clearance and distribution fees	201	158	395	299
Occupancy	152	139	298	280
Professional fees	120	83	218	155
Business development	100	74	184	134
Other	55	46	127	115
Total non-personnel expenses	915	738	1,775	1,449
Total non-interest expenses	3,633	2,913	6,981	5,823
Income before taxes and cumulative effect of accounting change	1,879	1,498	3,578	3,049
Provision for income taxes	606	496	1,159	1,009
Income before cumulative effect of accounting change	1,273	1,002	2,419	2,040
Cumulative effect of accounting change	—	—	—	47
Net income	$1,273	$1,002	$2,419	$2,087
Net income applicable to common stock	$1,256	$986	$2,385	$2,055

Earnings per basic common share:
Before cumulative effect of accounting change	$2.33	$1.81	$4.42	$3.67
Cumulative effect of accounting change	—	—	—	0.09
Earnings per basic common share	$2.33	$1.81	$4.42	$3.76

Earnings per diluted common share:
Before cumulative effect of accounting change	$2.21	$1.69	$4.17	$3.44
Cumulative effect of accounting change	—	—	—	0.08
Earnings per diluted common share	$2.21	$1.69	$4.17	$3.52

Dividends paid per common share	$0.15	$0.12	$0.30	$0.24

See Notes to Consolidated Financial Statements.

LEHMAN BROTHERS HOLDINGS INC.
CONSOLIDATED STATEMENT of FINANCIAL CONDITION
(Unaudited)

	May 31,	November 30,
In millions	2007	2006
Assets

Cash and cash equivalents	$5,293	$5,987

Cash and securities segregated and on deposit for regulatory and other purposes	7,154	6,091

Financial instruments and other inventory positions owned: (includes $67,572 in 2007 and $42,600 in 2006 pledged as collateral)	285,684	226,596

Securities received as collateral	8,317	6,099

Collateralized agreements:

Securities purchased under agreements to resell	130,953	117,490

Securities borrowed	118,118	101,567

Receivables:

Brokers, dealers and clearing organizations	7,365	7,449

Customers	26,924	18,470

Others	2,859	2,052

Property, equipment and leasehold improvements (net of accumulated depreciation and amortization of $2,197 in 2007 and $1,925 in 2006)	3,519	3,269

Other assets	6,023	5,113

Identifiable intangible assets and goodwill (net of accumulated amortization of $320 in 2007 and $293 in 2006)	3,652	3,362

Total assets	$605,861	$503,545

See Notes to Consolidated Financial Statements.

LEHMAN BROTHERS HOLDINGS INC.
CONSOLIDATED STATEMENT of FINANCIAL CONDITION—(Continued)
(Unaudited)

	May 31,	November 30,
In millions, except share data	2007	2006
Liabilities and Stockholders’ Equity
Short-term borrowings and current portion of long-term borrowings (including $5,823 in 2007 and $3,783 in 2006 at fair value)	$ 27,712	$ 20,638
Financial instruments and other inventory positions sold but not yet purchased	168,015	125,960
Obligation to return securities received as collateral	8,317	6,099
Collateralized financings:
Securities sold under agreements to repurchase	137,948	133,547
Securities loaned	27,942	17,883
Other secured borrowings	26,639	19,028
Payables:
Brokers, dealers and clearing organizations	2,498	2,217
Customers	47,973	41,695
Accrued liabilities and other payables	15,172	14,697
Deposits at banks (including $12,487 in 2007 and $0 in 2006 at fair value)	21,697	21,412
Long-term borrowings (including $20,979 in 2007 and $11,025 in 2006 at fair value)	100,819	81,178

Total liabilities	584,732	484,354
Commitments and contingencies
Stockholders’ Equity
Preferred stock	1,095	1,095
Common stock, $0.10 par value:
Shares authorized: 1,200,000,000 in 2007 and 2006;
Shares issued: 610,865,692 in 2007 and 609,832,302 in 2006;
Shares outstanding: 530,153,162 in 2007 and 533,368,195 in 2006	61	61
Additional paid-in capital	9,610	8,727
Accumulated other comprehensive income/(loss), net of tax	(5)	(15)
Retained earnings	18,133	15,857
Other stockholders’ equity, net	(2,205)	(1,712)
Common stock in treasury, at cost: 80,712,530 shares in 2007 and 76,464,107 shares in 2006	(5,560)	(4,822)

Total common stockholders’ equity	20,034	18,096

Total stockholders’ equity	21,129	19,191

Total liabilities and stockholders’ equity	$605,861	$503,545

See Notes to Consolidated Financial Statements.

LEHMAN BROTHERS HOLDINGS INC.

CONSOLIDATED STATEMENT of CASH FLOWS

(Unaudited)

	Six Months Ended May 31,
In millions	2007	2006
Cash Flows From Operating Activities
Net income	$ 2,419	$ 2,087
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	284	250
Non-cash compensation	631	500
Cumulative effect of accounting change	—	(47)
Other adjustments	(32)	(197)
Net change in:
Cash and securities segregated and on deposit for regulatory and other purposes	(1,063)	(1,066)
Financial instruments and other inventory positions owned	(56,923)	(18,144)
Resale agreements, net of repurchase agreements	(9,063)	8,743
Securities borrowed, net of securities loaned	(6,492)	(14,564)
Other secured borrowings	7,611	(8,023)
Receivables from brokers, dealers and clearing organizations	84	(452)
Receivables from customers	(8,454)	(9,092)
Financial instruments and other inventory positions sold but not yet purchased	41,929	11,087
Payables to brokers, dealers and clearing organizations	281	1,303
Payables to customers	6,278	5,494
Accrued liabilities and other payables	1,008	(653)
Other receivables and assets and minority interests	(2,313)	(75)
Net cash used in operating activities	(23,815)	(22,849)
Cash Flows From Investing Activities
Purchase of property, equipment and leasehold improvements, net	(447)	(233)
Business acquisitions, net of cash acquired	(461)	(106)
Proceeds from sale of business	65	—
Net cash used in investing activities	(843)	(339)
Cash Flows From Financing Activities
Derivative contracts with a financing element	126	150
Tax benefit from the issuance of stock-based awards	225	328
Issuance of short-term borrowings, net	2,684	1,591
Deposits at banks	(598)	4,719
Issuance of long-term borrowings	39,824	26,868
Principal payments of long-term borrowings, including the current portion of long term borrowings	(16,315)	(9,585)
Issuance of common stock	28	111
Issuance of treasury stock	240	313
Purchase of treasury stock	(2,039)	(1,577)
Dividends paid	(211)	(173)
Net cash provided by financing activities	23,964	22,745
Net change in cash and cash equivalents	(694)	(443)
Cash and cash equivalents, beginning of period	5,987	4,900
Cash and cash equivalents, end of period	$ 5,293	$ 4,457
Supplemental Disclosure of Cash Flow Information (in millions):
Interest paid totaled $19,102 and $12,803 in 2007 and 2006, respectively.
Income taxes paid totaled $886 and $404 in 2007 and 2006, respectively.

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

These Consolidated Financial Statements are prepared in conformity with U.S. generally accepted accounting principles and in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) with respect to Form 10-Q. All material inter-company accounts and transactions have been eliminated in consolidation and all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented are reflected. Certain prior-period amounts reflect reclassifications to conform to the presentation in current periods.

These Consolidated Financial Statements and notes should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto (the “2006 Consolidated Financial Statements”) included in Holdings’ Annual Report on Form 10-K for the fiscal year ended November 30, 2006 (the “Form 10-K”). The Consolidated Statement of Financial Condition at November 30, 2006 included in this Form 10-Q for the quarter ended May 31, 2007 was derived from the 2006 Consolidated Financial Statements.

The nature of our business is such that the results of any interim period may vary significantly from quarter to quarter and may not be predictive of the results for the fiscal year.

Consolidation Accounting Policies

The Consolidated Financial Statements include the accounts of Holdings and its subsidiaries, when appropriate.

Operating companies. Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46 (revised December 2003), Consolidation of Variable Interest Entities—an interpretation of ARB No. 51 (“FIN 46(R)”), defines the criteria necessary for an entity to be considered an operating company (i.e., a voting-interest entity) for which the consolidation accounting guidance of Statement of Financial Accounting Standards (“SFAS”) No. 94, Consolidation of All Majority-Owned Subsidiaries (“SFAS 94”) should be applied. As required by SFAS 94, we consolidate operating companies in which we have a controlling financial interest. The usual condition for a controlling financial interest is ownership of a majority of the voting interest. FIN 46(R) defines operating companies as businesses that have sufficient legal equity to absorb the entities’ expected losses and for which the equity holders have substantive voting rights and participate substantively in the gains and losses of such entities. Operating companies in which we exercise significant influence but do not have a controlling financial interest are accounted for under the equity method. Significant influence generally is considered to exist when we own 20% to 50% of the voting equity of a corporation, or when we hold at least 3% of a limited partnership interest.

Special purpose entities. Special purpose entities (“SPEs”) are corporations, trusts or partnerships that are established for a limited purpose. There are two types of SPEs—qualified SPEs (“QSPEs”) and variable interest entities (“VIEs”).

A QSPE generally can be described as an entity whose permitted activities are limited to passively holding financial assets and distributing cash flows to investors based on pre-set terms. Our primary involvement with QSPEs relates to securitization transactions in which transferred assets, including mortgages, loans, receivables and other financial assets are sold to an SPE that qualifies as a QSPE under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”). In accordance with SFAS 140, we do not consolidate QSPEs. We recognize at fair value the interests we hold in the QSPEs. We derecognize financial assets transferred, provided we have surrendered control over the assets.

Certain SPEs do not meet the QSPE criteria because their permitted activities are not sufficiently limited or because their assets are not qualifying financial instruments (e.g., real estate). These SPEs are referred to as VIEs and we typically use them to create securities with a unique risk profile desired by investors to intermediate financial risk or to invest in real estate. We establish VIEs, sell assets to VIEs, underwrite, distribute, and make a market in securities issued by VIEs, transact derivatives with VIEs, own interests in VIEs, and provide liquidity or other guarantees to

LEHMAN BROTHERS HOLDINGS INC.

Notes to Consolidated Financial Statements

(Unaudited)

VIEs. Under FIN 46(R), we consolidate a VIE if we are the primary beneficiary of the entity. The primary beneficiary is the party that has a majority of the expected losses or a majority of the expected residual returns, or both, of the entity.

For a further discussion of our securitization activities and our involvement with VIEs, see Note 6, “Securitizations and Special Purpose Entities,” to the Consolidated Financial Statements.

Use of Estimates

In preparing our Consolidated Financial Statements and accompanying notes, management makes various estimates that affect reported amounts and disclosures. Those estimates are used in:

•                  measuring fair value of certain financial instruments;

•                  accounting for identifiable intangible assets and goodwill;

•                  establishing provisions for potential losses that may arise from litigation, regulatory proceedings and tax examinations;

•                  assessing our ability to realize deferred taxes; and

•                  valuing equity-based compensation awards.

Estimates are based on available information and judgment. Therefore, actual results could differ from our estimates and that difference could have a material effect on our Consolidated Financial Statements and notes thereto.

Currency Translation

Assets and liabilities of subsidiaries having non–U.S. dollar functional currencies are translated at exchange rates at the applicable Consolidated Statement of Financial Condition date. Revenues and expenses are translated at average exchange rates during the period. The gains or losses resulting from translating non-U.S. dollar functional currency into U.S. dollars, net of hedging gains or losses, are included in Accumulated other comprehensive income (net of tax), a component of Stockholders’ equity. Gains or losses resulting from non-U.S. dollar currency transactions are included in the Consolidated Statement of Income.

Revenue Recognition Policies

Principal transactions. Gains or losses from Financial instruments and other inventory positions owned and Financial instruments and other inventory positions sold but not yet purchased are reflected in Principal transactions in the Consolidated Statement of Income as incurred.

Investment banking. Underwriting revenues, net of related underwriting expenses, and revenues for merger and acquisition advisory and other investment banking-related services are recognized when services for the transactions are completed. In instances where our Investment Banking segment provides structuring services and/or advice in a capital markets-related transaction, we record a portion of the transaction-related revenue as Investment Banking fees.

Commissions. Commissions primarily include fees from executing and clearing client transactions on stocks, options and futures markets worldwide. These fees are recognized on a trade-date basis.

Interest and dividends revenue and interest expense. We recognize contractual interest on Financial instruments and other inventory positions owned and Financial instruments and other inventory positions sold but not yet purchased, excluding derivatives, on an accrual basis as a component of Interest and dividends revenue and Interest expense, respectively. We account for our secured financing activities and certain short- and long-term borrowings on an accrual basis with related interest recorded as interest revenue or interest expense, as applicable. Interest paid on deposit liabilities and structured notes are components of Interest and dividends expense.

Asset management and other. Investment advisory fees are recorded as earned. In certain circumstances, we receive asset management incentive fees when the return on assets under management exceeds specified benchmarks. Incentive fees are generally based on investment performance over a twelve-month period and are not subject to adjustment after the measurement period ends. Accordingly, we recognize incentive fees when the measurement period ends.

LEHMAN BROTHERS HOLDINGS INC.

Notes to Consolidated Financial Statements

(Unaudited)

We also receive private equity incentive fees when the returns on certain private equity funds’ investments exceed specified threshold returns. Private equity incentive fees typically are based on investment results over a period greater than one year, and future investment underperformance could require amounts previously distributed to us to be returned to the funds. Accordingly, we recognize these incentive fees when all material contingencies have been substantially resolved.

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

For a further discussion of FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), see “Accounting and Regulatory Developments—FIN 48” below.

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

Financial Instruments and Other Inventory Positions

Financial instruments and other inventory positions owned, excluding real estate held for sale, and Financial instruments and other inventory positions sold but not yet purchased are carried at fair value. Real estate held for sale is accounted for at the lower of its carrying amount or fair value less cost to sell.

Firm-owned securities pledged to counterparties who have the right, by contract or custom, to sell or repledge the securities are classified as Financial instruments and other inventory positions owned and are disclosed as pledged as collateral.

We adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”) effective December 1, 2006. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When observable prices are not available, we either use implied pricing from similar instruments or valuation models based on net present value of estimated future cash flows, adjusted as appropriate for liquidity, credit, market and/or other risk factors. Fair value measurements for applicable private equity positions reflect restrictions, if existing, expected cash flows, earnings multiples and/or comparison to similar market transactions.

Prior to December 1, 2006, we followed the American Institute of Certified Public Accountants (“AICPA”) Audit and Accounting Guide, Brokers and Dealers in Securities (the “Guide”) when determining fair value for financial instruments, which permitted the recognition of a discount to the quoted price when determining the fair value for a substantial block of a particular security, when the quoted price was not considered to be readily realizable (i.e., a block discount).

For further discussion of our adoption of SFAS 157, see “Accounting and Regulatory Developments—SFAS 157” below.

Derivative financial instruments. Derivatives are financial instruments whose value is based on an underlying asset (e.g., Treasury bond), index (e.g., S&P 500) or reference rate (e.g., LIBOR), and include futures, forwards, swaps, option contracts, or other financial instruments with similar characteristics. A derivative contract generally represents a future commitment to exchange interest payment streams or currencies based on the contract or notional amount or to purchase or sell other financial instruments or physical assets at specified terms on a specified date. Over-the-counter (“OTC”) derivative products are privately-negotiated contractual agreements that can be tailored

LEHMAN BROTHERS HOLDINGS INC.

Notes to Consolidated Financial Statements

(Unaudited)

to meet individual client needs and include forwards, swaps and certain options including caps, collars and floors. Exchange-traded derivative products are standardized contracts transacted through regulated exchanges and include futures and certain option contracts listed on an exchange.

Derivatives are recorded at fair value and included in either Financial instruments and other inventory positions owned or Financial instruments and other inventory positions sold but not yet purchased in the Consolidated Statement of Financial Condition. Derivatives are presented net-by-counterparty basis when a legal right of offset exists; net across different products or positions when applicable provisions are stated in a master netting agreement; and/or net of cash collateral received or paid on a counterparty basis, provided legal right of offset exists.

We enter into derivative transactions both in a trading capacity and as an end-user. Acting in a trading capacity, we enter into derivative transactions to satisfy the needs of our clients and to manage our own exposure to market and credit risks resulting from our trading activities (collectively, “Trading-Related Derivatives”). For Trading-Related Derivatives, margins on futures contracts are included in receivables and payables from/to brokers, dealers and clearing organizations, as applicable.

As an end-user, we primarily use derivatives to hedge our exposure to market risk (including foreign currency exchange and interest rate risks) and credit risks (collectively, “End-User Derivatives”). When End-User Derivatives are interest rate swaps they are measured at fair value through earnings and the carrying value of the related hedged item is adjusted through earnings for the effect of changes in the risk being hedged. The hedge ineffectiveness in these relationships is recorded in Interest expense in the Consolidated Statement of Income. When End-User Derivatives are used in hedges of net investments in non-U.S. dollar functional currency subsidiaries, the gains or losses are reported within Accumulated other comprehensive income (net of tax) in Stockholders’ equity.

Prior to fiscal 2007, we followed Emerging Issues Task Force (“EITF”) Issue No. 02-3, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities (“EITF 02-3”). Under EITF 02-3, recognition of a trading profit at inception of a derivative transaction was prohibited unless the fair value of that derivative was obtained from a quoted market price supported by comparison to other observable inputs or based on a valuation technique incorporating observable inputs. Subsequent to the inception date (“Day 1”), we recognized trading profits deferred at Day 1 in the period in which the valuation of the instrument became observable. The adoption of SFAS 157 nullifies the guidance in EITF 02-3 that precluded the recognition of a trading profit at the inception of a derivative contract, unless the fair value of such derivative was obtained from a quoted market price or other valuation technique incorporating observable inputs. For further discussion of our adoption of SFAS 157, see “Accounting and Regulatory Developments—SFAS 157” below.

Private equity investments. Our private equity investments are measured at fair value.

Securitization activities. In accordance with SFAS 140, we recognize transfers of financial assets as sales, if control has been surrendered. We determine control has been surrendered when the following three criteria have been met:

•                 The transferred assets have been isolated from the transferor – put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership (i.e., a true sale opinion has been obtained);

•                  Each transferee (or, if the transferee is a QSPE, each holder of its beneficial interests) has the right to pledge or exchange the assets (or beneficial interests) it received, and no condition both constrains the transferee (or holder) from taking advantage of its right to pledge or exchange and provides more than a trivial benefit to the transferor; and

•                 The transferor does not maintain effective control over the transferred assets through either (i) an agreement that both entitles and obligates the transferor to repurchase or redeem them before their maturity or (ii) the ability to unilaterally cause the holder to return specific assets.

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

LEHMAN BROTHERS HOLDINGS INC.

Notes to Consolidated Financial Statements

(Unaudited)

Collateralized Agreements and Financings

Repurchase and resale agreements. Securities purchased under agreements to resell and Securities sold under agreements to repurchase, which are treated as collateralized agreements and financings for financial reporting purposes, are collateralized primarily by government and government agency securities and are carried net by counterparty, when permitted, at the amounts at which the securities subsequently will be resold or repurchased plus accrued interest. We take possession of securities purchased under agreements to resell. The fair value of the underlying positions is compared daily with the related receivable or payable balances, including accrued interest. We require counterparties to deposit additional collateral or return collateral pledged, as necessary, to ensure the fair value of the underlying collateral remains sufficient.

Securities borrowed and securities loaned. Securities borrowed and securities loaned are carried at the amount of cash collateral advanced or received plus accrued interest. We value the securities borrowed and loaned daily and obtain additional cash as necessary to ensure these transactions are adequately collateralized.

Other secured borrowings. Other secured borrowings principally reflect non-recourse financings and are recorded at contractual amounts plus accrued interest.

Long-Lived Assets

Property, equipment and leasehold improvements are recorded at historical cost, net of accumulated depreciation and amortization. Depreciation is recognized using the straight-line method over the estimated useful lives of the assets. Buildings are depreciated up to a maximum of 40 years. Leasehold improvements are amortized over the lesser of their useful lives or the terms of the underlying leases, which range up to 30 years. Equipment, furniture and fixtures are depreciated over periods of up to 10 years. Internal-use software that qualifies for capitalization under AICPA Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, is capitalized and subsequently amortized over the estimated useful life of the software, generally three years, with a maximum of seven years. We review long-lived assets for impairment periodically and whenever events or changes in circumstances indicate the carrying amounts of the assets may be impaired. If the expected future undiscounted cash flows are less than the carrying amount of the asset, an impairment loss is recognized to the extent the carrying value of the asset exceeds its fair value.

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

We elected to early adopt SFAS 159 beginning in our 2007 fiscal year and to measure at fair value substantially all structured notes not previously accounted for at fair value under SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS 155”), as well as certain deposits at our U.S. banking subsidiaries. We elected to adopt SFAS 159 for these instruments to reduce the complexity of accounting for these instruments under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. As a result of adopting SFAS 159, we recognized a $22 million after-tax increase ($35 million pre-tax) to opening retained earnings as of December 1, 2006, representing the effect of changing the measurement basis of these financial instruments from an adjusted amortized cost basis at November 30, 2006 to fair value.

LEHMAN BROTHERS HOLDINGS INC.

Notes to Consolidated Financial Statements

(Unaudited)

SFAS 158. In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Retirement Plans (“SFAS 158”) which requires an employer to recognize the over- or under-funded status of its defined benefit postretirement plans as an asset or liability in its Consolidated Statement of Financial Condition, measured as the difference between the fair value of the plan assets and the benefit obligation. For pension plans the benefit obligation is the projected benefit obligation; while for other postretirement plans the benefit obligation is the accumulated postretirement obligation. Upon adoption, SFAS 158 requires an employer to recognize previously unrecognized actuarial gains and losses and prior service costs within Accumulated other comprehensive income (net of tax), a component of Stockholders’ equity.

SFAS 158 is effective for our fiscal year ending November 30, 2007. Had we adopted SFAS 158 at November 30, 2006, we would have recognized a pension asset of approximately $60 million for our funded pension plans and a liability of approximately $160 million for our unfunded pension and postretirement plans. Additionally, we would have reduced Accumulated other comprehensive income (net of tax) by approximately $380 million. At May 31, 2007 due to changes in interest rates and favorable asset returns, the reduction to Accumulated other comprehensive income (net of tax) would be approximately $200 million. The actual impact of adopting SFAS 158 will depend on the fair value of plan assets and the amount of the benefit obligation measured as of November 30, 2007.

SFAS 157. In September 2006, the FASB issued SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value, outlines a fair value hierarchy based on inputs used to measure fair value and enhances disclosure requirements for fair value measurements. SFAS 157 does not change existing guidance as to whether or not an instrument is carried at fair value.

SFAS 157 also (i) nullifies the guidance in EITF 02-3 that precluded the recognition of a trading profit at the inception of a derivative contract, unless the fair value of such derivative was obtained from a quoted market price or other valuation technique incorporating observable inputs; (ii) clarifies that an issuer’s credit standing should be considered when measuring liabilities at fair value; (iii) precludes the use of a liquidity or block discount when measuring instruments traded in an active market at fair value; and (iv) requires costs related to acquiring financial instruments carried at fair value to be included in earnings as incurred.

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

The effect of adopting SFAS 157 was not material to our Consolidated Financial Statements. For additional information regarding our adoption of SFAS 157, see Note 4, “Fair Value of Financial Instruments,” to the Consolidated Financial Statements.

EITF Issue No. 04-5. In June 2005, the FASB ratified the consensus reached in EITF Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-5”), which requires general partners (or managing members in the case of limited liability companies) to consolidate their partnerships or to provide limited partners with substantive rights to remove the general partner or to terminate the partnership. As the general partner of numerous private equity and asset management partnerships, we adopted EITF 04-5 effective June 30, 2005 for partnerships formed or modified after June 29, 2005. For partnerships formed on or before June 29, 2005 that had not been modified, we adopted EITF 04-5 as of the beginning of our 2007 fiscal year. The adoption of EITF 04-5 did not have a material effect on our Consolidated Financial Statements.

FIN 48. In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes, which clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position must meet to be recognized in the financial statements and provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We must adopt FIN 48 as of the beginning of our 2008 fiscal year. We are evaluating the effect of adopting FIN 48 on our Consolidated Financial Statements.

SOP 07-1. In June 2007, the AICPA issued Statement of Position (“SOP”) No. 07-1, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies (“SOP 07-1”). SOP 07-1 addresses when the accounting

LEHMAN BROTHERS HOLDINGS INC.

Notes to Consolidated Financial Statements

(Unaudited)

principles of the AICPA Audit and Accounting Guide Investment Companies must be applied by an entity and whether those accounting principles must be retained by a parent company in consolidation or by an investor in the application of the equity method of accounting. SOP 07-1 is effective for our fiscal year beginning December 1, 2008, with earlier application permitted as of December 1, 2007. We are evaluating the effect of adopting SOP 07-1 on our Consolidated Financial Statements.

FSP FIN 46(R)-7. In May 2007, the FASB directed the FASB Staff to issue FASB Staff Position No. FIN 46(R)-7, Application of FASB Interpretation No. 46(R) to Investment Companies (“FSP FIN 46(R)-7”). FSP FIN 46(R)-7 makes permanent the temporary deferral of the application of the provisions of FIN 46(R) to unregistered investment companies, and extends the scope exception from applying FIN 46(R) to include registered investment companies. FSP FIN 46(R)-7 is effective upon adoption of SOP 07-1. We are evaluating the effect of adopting FSP FIN 46(R)-7 on our Consolidated Financial Statements.

FSP FIN 39-1. In April 2007, the FASB directed the FASB Staff to issue FSP No. FIN 39-1, Amendment of FASB Interpretation No. 39 (“FSP FIN 39-1”). FSP FIN 39-1 modifies FIN No. 39, Offsetting of Amounts Related to Certain Contracts, and permits companies to offset cash collateral receivables or payables with net derivative positions under certain circumstances. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. FSP FIN 39-1 does not affect our Consolidated Financial Statements because it clarified the acceptability of existing market practice, which we use, of netting cash collateral against net derivative assets and liabilities.

Note 2 Business Segments and Geographic Information

Business Segments

We organize our business operations into three business segments: Capital Markets, Investment Banking and Investment Management.

Our business segment information for the periods ended May 31, 2007 and 2006 is prepared using the following methodologies and generally represents the information that is relied upon by management in its decision-making processes:

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

Capital Markets. Our Capital Markets segment is divided into two components:

Fixed Income – We make markets in and trade municipal and public sector instruments, interest rate and credit products, mortgage-related securities and loan products, currencies and commodities. We also originate mortgages and we structure and enter into a variety of derivative transactions. We provide research covering economic, quantitative, strategic, credit, relative value, index and portfolio analyses. Additionally, we provide financing, advice and servicing activities to the hedge fund community, known as prime brokerage services.

Equities - We make markets in and trade equities and equity-related products and enter into a variety of derivative transactions. We also provide equity-related research coverage as well as execution and clearing activities for clients. Through our capital markets prime services, we provide pre- and post-trade financing advice and servicing to the hedge fund community. We provide financing, advice and servicing activities to the hedge fund community (prime brokerage) as well as provide execution and clearing activities for clients. We also engage in proprietary trading activities as well as principal investing in real estate and private equity.

LEHMAN BROTHERS HOLDINGS INC.

Notes to Consolidated Financial Statements

(Unaudited)

Investment Banking. We take an integrated approach to client coverage, organizing bankers into industry, product and geographic groups within our Investment Banking segment. Business activities provided to corporations and governments worldwide can be separated into:

Global Finance – We serve our clients’ capital raising needs through underwriting, private placements, leveraged finance and other activities associated with debt and equity products.

Advisory Services – We provide business advisory assignments with respect to mergers and acquisitions, divestitures, restructurings, and other corporate activities.

Investment Management. The Investment Management business segment consists of:

Asset Management – We provide customized investment management services for high net worth clients, mutual funds and other small and middle market institutional investors. Asset Management also serves as general partner for private equity and other alternative investment partnerships.

Private Investment Management – We provide investment, wealth advisory and capital markets execution services to high net worth and middle market institutional clients.

Business Segments

	Capital	Investment	Investment
In millions	Markets	Banking	Management	Total
Three months ended May 31, 2007
Gross revenues	$13,616	$1,150	$813	$15,579
Interest expense	10,022	—	45	10,067
Net revenues	3,594	1,150	768	5,512
Depreciation and amortization expense	109	12	26	147
Other expenses	2,132	800	554	3,486
Income before taxes	$1,353	$338	$188	$1,879
Segment assets (in billions)	$595.5	$1.3	$9.1	$605.9
Three months ended May 31, 2006
Gross revenues	$10,170	$741	$604	$11,515
Interest expense	7,092	—	12	7,104
Net revenues	3,078	741	592	4,411
Depreciation and amortization expense	97	10	21	128
Other expenses	1,768	567	450	2,785
Income before taxes	$1,213	$164	$121	$1,498
Segment assets (in billions)	$447.7	$1.1	$7.4	$456.2

LEHMAN BROTHERS HOLDINGS INC.

Notes to Consolidated Financial Statements

(Unaudited)

	Capital	Investment	Investment
In millions	Markets	Banking	Management	Total
Six months ended May 31, 2007
Gross revenues	$25,838	$2,000	$1,536	$29,374
Interest expense	18,742	—	73	18,815
Net revenues	7,096	2,000	1,463	$10,559
Depreciation and amortization expense	211	22	51	284
Other expenses	4,163	1,450	1,084	6,697
Income before taxes	$2,722	$528	$328	$3,578
Segment assets (in billions)	$595.5	$1.3	$9.1	$605.9
Six months ended May 31, 2006
Gross revenues	$19,054	$1,576	$1,192	$21,822
Interest expense	12,930	—	20	12,950
Net revenues	6,124	1,576	1,172	8,872
Depreciation and amortization expense	186	20	44	250
Other expenses	3,523	1,162	888	5,573
Income before taxes and cumulative effect of accounting change	$2,415	$394	$240	$3,049
Segment assets (in billions)	$447.7	$1.1	$7.4	$456.2

Net Revenues by Geographic Region

We organize our operations into three geographic regions:

•                  Europe, inclusive of our operations in the Middle East;

•                  Asia Pacific, inclusive of our operations in Australia and India; and

•                  Americas, inclusive of our operations in North, South and Central America.

Net revenues presented by geographic region are based upon the location of the senior coverage banker or investment advisor in the case of Investment Banking or Asset Management, respectively, or where the position was risk managed within Capital Markets and Private Investment Management. In addition, certain revenues associated with U.S. products and services that result from relationships with international clients have been classified as international revenues using an allocation consistent with our internal reporting.

The following presents, in management’s judgment, a reasonable representation of each region’s contribution to net revenues.

Net Revenues by Geographic Region

	Three Months			Six Months
	Ended May 31,		Percent	Ended May 31,		Percent
In millions	2007	2006	Change	2007	2006	Change
Europe	$1,829	$1,088	68%	$ 3,197	$2,209	45%
Asia Pacific	762	469	62	1,356	1,052	29
Total Non–Americas	2,591	1,557	66	4,553	3,261	40
U.S.	2,888	2,808	3	5,916	5,542	7
Other Americas	33	46	(28)	90	69	30
Total Americas	2,921	2,854	2	6,006	5,611	7
Net revenues	$5,512	$4,411	25%	$10,559	$8,872	19%

LEHMAN BROTHERS HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)

Note 3 Financial Instruments and Other Inventory Positions

Financial instruments and other inventory positions owned and Financial instruments and other inventory positions sold but not yet purchased were comprised of the following:

			Sold But Not
	Owned		Yet Purchased
	May 31,	November 30,	May 31,	November 30,
In millions	2007	2006	2007	2006
Mortgages and mortgage-backed positions (1)	$ 79,634	$ 57,726	$ 119	$ 80
Government and agencies	44,705	47,293	79,622	70,453
Corporate debt and other	55,298	43,764	13,258	8,836
Corporate equities	58,552	43,087	50,976	28,464
Derivatives and other contractual agreements	28,335	22,696	24,001	18,017
Real estate held for sale	15,890	9,408	—	—
Commercial paper and other money market instruments	3,270	2,622	39	110
	$285,684	$226,596	$168,015	$125,960

(1)             Mortgages and mortgage-backed positions owned include approximately $14.7 billion and $5.5 billion at May 31, 2007 and November 30, 2006, respectively, of mortgage loans for which the Company is not at risk. These loans, which have been sold to securitization trusts, do not meet the sale criteria under SFAS 140, and the investors in the trusts have no recourse to our other assets for failure of the borrowers to the underlying loans to pay when due.

Mortgages and mortgage-backed positions include mortgage loans (both residential and commercial) and non-agency mortgage-backed securities. We originate residential and commercial mortgage loans as part of our mortgage trading and securitization activities and engage in mortgage-backed securities trading. We originated approximately $32 billion and $31 billion of residential mortgage loans for the six months ended May 31, 2007 and 2006, respectively. In addition, we originated approximately $32 billion and $18 billion of commercial mortgage loans for the six months ended May 31, 2007 and 2006, respectively. Residential and commercial mortgage loans originated as well as those acquired in the secondary market are sold through securitization or syndication activities. For further discussion of our securitization activities, see Note 6, “Securitizations and Special Purpose Entities” to the Consolidated Financial Statements.

Our net investment position related to Real estate held for sale, after giving effect to non-recourse financing, was $12.5 billion and $5.9 billion at May 31, 2007 and November 30, 2006, respectively.

Derivative Financial Instruments

The following table presents the fair value of derivatives and other contractual agreements at May 31, 2007 and November 30, 2006. Assets included in the table represent unrealized gains, net of unrealized losses, for situations in which we have a master netting agreement. Similarly, liabilities represent net amounts owed to counterparties. The fair value of assets/liabilities related to derivative contracts at May 31, 2007 and November 30, 2006 represents our net receivable/payable for derivative financial instruments before consideration of securities collateral, but after consideration of cash collateral. Assets and liabilities are presented net of cash collateral of approximately $11.8 billion and $10.7 billion, respectively, at May 31, 2007 and $11.1 billion and $8.2 billion, respectively, at November 30, 2006.

LEHMAN BROTHERS HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)

	May 31,		November 30,
	2007		2006
In millions	Assets	Liabilities	Assets	Liabilities
Interest rate, currency and credit default swaps and options	$ 10,938	$ 8,251	$ 8,634	$ 5,691
Foreign exchange forward contracts and options	1,594	1,732	1,792	2,145
Other fixed income securities contracts (including TBAs and forwards) (1)	5,367	2,490	4,308	2,604
Equity contracts (including equity swaps, warrants and options)	10,436	11,528	7,962	7,577
	$ 28,335	$ 24,001	$ 22,696	$ 18,017

(1)           Includes commodity derivative assets of $477 million and liabilities of $490 million at May 31, 2007, and commodity derivative assets of $268 million and liabilities of $277 million at November 30, 2006.

At May 31, 2007 and November 30, 2006, the fair value of derivative assets included $3.8 billion and $3.2 billion, respectively, related to exchange-traded option and warrant contracts. Similarly and for the same periods, the fair value of derivative liabilities included $3.6 billion and $2.8 billion, respectively, related to exchange-traded option and warrant contracts. With respect to OTC contracts, we view our net credit exposure to be $19.4 billion at May 31, 2007 and $15.6 billion at November 30, 2006, representing the fair value of OTC contracts in a net receivable position, after consideration of collateral. Counterparties to our OTC derivative products are primarily U.S. and foreign banks, securities firms, corporations, governments and their agencies, finance companies, insurance companies, investment companies and pension funds. Collateral held related to OTC contracts generally includes U.S. government and federal agency securities and listed equities.

Concentrations of Credit Risk

A substantial portion of our securities transactions are collateralized and are executed with, and on behalf of, financial institutions, which includes other brokers and dealers, commercial banks and institutional clients. Our exposure to credit risk associated with the non-performance of these clients and counterparties in fulfilling their contractual obligations with respect to various types of transactions can be directly affected by volatile or illiquid trading markets, which may impair the ability of clients and counterparties to satisfy their obligations to us.

Financial instruments and other inventory positions owned include U.S. government and agency securities, and securities issued by non-U.S. governments, which in the aggregate represented 7% and 9% of total assets at May 31, 2007 and November 30, 2006, respectively. In addition, collateral held for resale agreements represented approximately 22% and 23% of total assets at May 31, 2007 and November 30, 2006, respectively, and primarily consisted of securities issued by the U.S. government, federal agencies or non-U.S. governments. Our most significant industry concentration is financial institutions, which includes other brokers and dealers, commercial banks and institutional clients. This concentration arises in the normal course of business.

Note 4 Fair Value of Financial Instruments

Financial instruments and other inventory positions owned, and Financial instruments and other inventory positions sold but not yet purchased, are presented at fair value. In addition, certain long and short-term borrowing obligations, principally hybrid financial instruments and certain deposits at banks liabilities, are reflected at fair value.

Fair value is defined as the price at which an asset or liability could be exchanged in a current transaction between knowledgeable, willing parties. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity. The valuation process to determine fair value also includes making appropriate adjustments to the valuation model outputs to consider risk factors.

Beginning December 1, 2006, assets and liabilities recorded at fair value in the Consolidated Statement of Financial Condition are categorized based upon the level of judgment associated with the inputs used to measure their fair

LEHMAN BROTHERS HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)

value. Hierarchical levels – defined by SFAS 157 and directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities – are as follows:

Level I – Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

The types of assets and liabilities carried at Level I fair value generally are G-7 government and agency securities, equities listed in active markets, investments in publicly traded mutual funds with quoted market prices and listed derivatives.

Level II – Inputs other than quoted prices included in Level I that are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.

Fair valued assets and liabilities that are generally included in this category are non-G-7 government securities, municipal bonds, structured notes and certain mortgage and asset backed securities, certain corporate debt, certain private equity investments and certain derivatives.

Level III – Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

Generally, assets and liabilities carried at fair value and included in this category are certain mortgage and asset backed securities, certain corporate debt, certain private equity investments and certain derivatives.

An asset or a liability’s categorization within the fair value hierarchy is based on the lowest level of significant input to its valuation.

LEHMAN BROTHERS HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)

Fair valued Financial instruments and other inventory positions owned, and Financial instruments and other inventory positions sold but not yet purchased and other liabilities at May 31, 2007 were:

	At May 31, 2007
In millions	Level I	Level II	Level III	Total
Financial instruments and other inventory positions owned:
Mortgages and mortgage-backed positions	$ 24	$ 69,678	$ 9,932	$ 79,634
Government and agencies	41,001	3,704	—	44,705
Corporate debt and other	2,785	47,008	5,505	55,298
Corporate equities	43,931	10,499	4,122	58,552
Commercial paper and other money market instruments	3,270	—	—	3,270

Total non-derivative assets	$ 91,011	$130,889	$19,559	$241,459

Derivative assets(1)	3,801	22,076	2,458	28,335

Total Financial instruments and other inventory positions owned	$ 94,812	$152,965	$22,017	$269,794

Financial instruments and other inventory positions sold but not yet purchased:
Mortgages and mortgage-backed positions	$ —	$ 119	$ —	$ 119
Government and agencies	74,176	5,446	—	79,622
Corporate debt and other	3,858	9,400	—	13,258
Corporate equities	50,686	290	—	50,976
Commercial paper and other money market instruments	39	—	—	39

Total non-derivative liabilities	$ 128,759	$ 15,255	$ —	$144,014
Derivative liabilities(1)	3,589	19,234	1,178	24,001

Total Financial instruments and other inventory positions sold but not yet purchased:	$ 132,348	$ 34,489	$ 1,178	$168,015

Other Liabilities Carried at Fair Value: (2)
Short-term borrowings	—	$ 5,823	—	$ 5,823
Deposits at banks	—	$ 12,487	—	$ 12,487
Long-term borrowings (3)	—	$ 20,979	—	$ 20,979

(1)             Derivative assets and liabilities are presented on a net basis by level. Inter- and intra-level cash collateral, cross-product and counterparty netting at May 31, 2007 was approximately $24 billion and $23 billion, respectively.

 (2)           In accordance with our adoption of SFAS 155, SFAS 157 and SFAS 159, we also recognize certain non-inventory positions at fair value. See Note 1, “Summary of Significant Accounting Policies” for further discussion of our adoption of these accounting standards.

(3)             At May 31, 2007, the fair value of these borrowings was approximately $302 million less than the aggregate principal balance.

LEHMAN BROTHERS HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes the change in balance sheet carrying value associated with Level III assets and liabilities carried at fair value during the three and six months ended May 31, 2007:

		Periodic
	Balance	Payments,	Net			Balance
In millions	February 28,	Purchases,	Transfers	Gains/(Losses) (2), (3)		May 31,
Three months ended May 31, 2007	2007	Sales, Net	In/(Out)	Realized	Unrealized	2007
Financial instruments and other inventory positions owned:
Mortgages and mortgage-backed positions	$ 9,095	$ 959	$ 96	$ 241	$(459)	$ 9,932
Corporate debt and other	4,513	769	140	65	18	5,505
Corporate equities	2,604	970	413	5	130	4,122
Total non-derivative assets	16,212	2,698	649	311	(311)	19,559
Derivative assets(1)	2,144	63	8	(147)	390	2,458
Total Financial instruments and other inventory positions owned	$18,356	$2,761	$657	$ 164	$ 79	$22,017
Financial instruments and other inventory positions sold but not yet purchased:
Derivative liabilities(1)	1,010	69	(31)	(194)	324	1,178
Total Financial instruments and other inventory positions sold but not yet purchased	$ 1,010	$ 69	$(31)	$(194)	$ 324	$ 1,178

(1)             Derivatives are presented on a net basis.

(2)             Caution should be utilized when evaluating reported net revenues for Level III Financial instruments. These values are not presented net of hedging activities that may be transacted in instruments categorized within other hierarchy levels. Actual net revenues associated with Level III, inclusive of hedging activities, could differ materially.

(3)             Net revenues (both realized and unrealized) for Level III financial instruments are generally classified in Principal transactions in the Consolidated Statement of Income.

		Periodic
	Balance	Payments,	Net			Balance
In millions	November 30,	Purchases,	Transfers	Gains/(Losses) (2), (3)		May 31,
Six months ended May 31, 2007	2006	Sales, Net	In/(Out)	Realized	Unrealized	2007
Financial instruments and other inventory positions owned:
Mortgages and mortgage-backed positions	$ 6,946	$2,908	$234	$429	$(585)	$ 9,932
Corporate debt and other	3,625	1,592	140	106	42	5,505
Corporate equities	2,355	1,186	413	33	135	4,122
Total non-derivative assets	12,926	5,686	787	568	(408)	19,559
Derivative assets(1)	1,300	370	8	(45)	825	2,458
Total Financial instruments and other inventory positions owned	$14,226	$6,056	$795	$523	$ 417	$22,017
Financial instruments and other inventory positions sold but not yet purchased:
Derivative liabilities(1)	614	91	(31)	(102)	606	1,178
Total Financial instruments and other inventory positions sold but not yet purchased	$ 614	$ 91	$(31)	$(102)	$ 606	$ 1,178

(1)              Derivatives are presented on a net basis.

(2)              Caution should be utilized when evaluating reported net revenues for Level III Financial instruments. These values are not presented net of hedging activities that may be transacted in instruments categorized within other hierarchy levels. Actual net revenues associated with Level III, inclusive of hedging activities, could differ materially.

(3)              Net revenues (both realized and unrealized) for Level III financial instruments are generally classified in Principal transactions in the Consolidated Statement of Income.

Note 5 Securities Received and Pledged as Collateral

We enter into secured borrowing and lending transactions to finance inventory positions, obtain securities for settlement and meet clients’ needs. We receive collateral in connection with resale agreements, securities borrowed transactions, borrow/pledge transactions, client margin loans and derivative transactions. We generally are permitted

LEHMAN BROTHERS HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)

to sell or repledge these securities held as collateral and use them to secure repurchase agreements, enter into securities lending transactions or deliver to counterparties to cover short positions.

At May 31, 2007 and November 30, 2006, the fair value of securities received as collateral that we were permitted to sell or repledge was approximately $750 billion and $621 billion, respectively. The fair value of securities received as collateral that we sold or repledged was approximately $686 billion and $568 billion at May 31, 2007 and November 30, 2006, respectively.

We also pledge our own assets, primarily to collateralize certain financing arrangements. These pledged securities, where the counterparty has the right by contract or custom to sell or repledge the financial instruments were approximately $68 billion and $43 billion at May 31, 2007 and November 30, 2006, respectively. The carrying value of Financial instruments and other inventory positions owned that have been pledged or otherwise encumbered to counterparties where those counterparties do not have the right to sell or repledge, was approximately $87 billion and $75 billion at May 31, 2007 and November 30, 2006, respectively.

Note 6 Securitizations and Special Purpose Entities

Generally, residential and commercial mortgages, home equity loans, municipal and corporate bonds, and lease and trade receivables are financial assets that we securitize through SPEs. We may continue to hold an interest in the financial assets securitized in the form of either the securities created in the transaction or residual interest in the SPEs (“interests in securitizations”) established to facilitate the securitization transaction. Interests in securitizations are presented within Financial instruments and other inventory positions owned (primarily mortgages and mortgage-backed) in the Consolidated Statement of Financial Condition. For additional information regarding the accounting for securitization transactions, see Note 1, “Summary of Significant Accounting Policies—Consolidation Accounting Policies,” to the Consolidated Financial Statements.

For the periods ended May 31, 2007 and 2006, we securitized the following financial assets:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
In millions	2007	2006	2007	2006
Residential mortgages	$37,683	$32,850	$60,264	$67,130
Commercial mortgages	5,083	3,412	7,912	5,112
Municipal and other asset-backed financial instruments	909	189	1,917	434
Total	$43,675	$36,451	$70,093	$72,676

At May 31, 2007 and November 30, 2006, we had approximately $1.8 billion and $2.0 billion, respectively, of non-investment grade interests from our securitization activities (primarily junior security interests in residential mortgage securitizations).

The table below presents: the fair value of our interests in securitizations at May 31, 2007 and November 30, 2006; model assumptions of market factors; sensitivity of valuation models to adverse changes in the assumptions; as well as cash flows received on such interests in the securitizations.

LEHMAN BROTHERS HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)

Securitization Activity

	May 31, 2007			November 30, 2006
	Residential Mortgages			Residential Mortgages
		Non-			Non-
	Investment	Investment		Investment	Investment
Dollars in millions	Grade	Grade	Other	Grade	Grade	Other
Interests in securitizations (in billions)(1)	$9.1	$1.7	$0.6	$5.3	$2.0	$0.6

Weighted-average life (years)	7	5	8	5	6	5

Average constant prepayment rate	15.5	26.8	—	27.2	29.1	—
Effect of 10% adverse change	$16	$18	$—	$21	$61	$—
Effect of 20% adverse change	$40	$29	$—	$35	$110	$—

Weighted-average credit loss assumption	0.3%	1.5%	0.5%	0.6%	1.3%	—
Effect of 10% adverse change	$41	$127	$3.0	$70	$109	$—
Effect of 20% adverse change	$98	$231	$6.0	$131	$196	$—

Weighted-average discount rate	7.3%	17.1%	6.4%	7.2%	18.4%	5.8%
Effect of 10% adverse change	$268	$79	$24	$124	$76	$13
Effect of 20% adverse change	$520	$138	$46	$232	$147	$22

	Six months ended May 31, 2007			Year ended November 30, 2006
Cash flows received on interests in securitizations	$577	$227	$64	$664	$216	$59

(1)             The amount of investment-grade interests in securitizations related to agency collateralized mortgage obligations was approximately $5.2 billion and $1.9 billion at May 31, 2007 and November 30, 2006, respectively.

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

Mortgage servicing rights. Mortgage servicing rights (“MSRs”) represent the right to future cash flows based upon contractual servicing fees for mortgage loans and mortgage-backed securities. Our MSRs generally arise from the securitization of residential mortgage loans that we originate. MSRs are presented within Financial instruments and other inventory positions owned on the Consolidated Statement of Financial Condition. At May 31, 2007 and November 30, 2006, the Company had MSRs of approximately $911 million and $829 million, respectively.

LEHMAN BROTHERS HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)

Our MSRs activities for the six months ended May 31, 2007 and year ended November 30, 2006 are as follows:

	May 31,	November 30,
In millions	2007	2006
Balance, beginning of period	$ 829	$ 561
Additions, net	138	507
Changes in fair value:
Paydowns/servicing fees	(87)	(192)
Resulting from changes in valuation assumptions	31	(80)
Change due to SFAS 156 adoption	—	33
Balance, end of period	$ 911	$ 829

The determination of MSRs fair value is based upon a discounted cash flow valuation model. Cash flow and prepayment assumptions used in our discounted cash flow model are: based on empirical data drawn from the historical performance of our MSRs; consistent with assumptions used by market participants valuing similar MSRs; and from data obtained on the performance of similar MSRs. These variables can, and generally will, vary from quarter to quarter as market conditions and projected interest rates change. For that reason, risk related to MSRs directly correlates to changes in prepayment speeds and discount rates. We mitigate this risk by entering into hedging transactions.

The following table shows the main assumptions used to determine the fair value of our MSRs at May 31, 2007 and November 30, 2006, the sensitivity of our fair value measurements to changes in these assumptions, and cash flows received on contractual servicing:

Mortgage Servicing Rights

Dollars in millions	May 31, 2007	November 30, 2006
Weighted-average prepayment speed (CPR)	27.3	31.1
Effect of 10% adverse change	$78	$84
Effect of 20% adverse change	$147	$154
Discount rate	9.9%	8.0%
Effect of 10% adverse change	$19	$17
Effect of 20% adverse change	$36	$26

Cash flows received on contractual servicing	$136	$255

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

Non-QSPE activities. We have transactional activity with SPEs that do not meet the QSPE criteria because their permitted activities are not limited sufficiently or the assets are deemed non-qualifying financial instruments (e.g., real estate). Transactions with such SPEs include credit-linked notes, real estate investment vehicles and other structured financing transactions designed to meet clients’ investing or financing needs.

As a dealer in credit default swaps, we make a market in buying and selling credit protection on single issuers as well as on portfolios of credit exposures. We mitigate our credit risk, in part, by purchasing default protection through default swaps with SPEs. We pay a premium to the SPEs for assuming credit risk under the default swap. In these transactions, SPEs issue credit-linked notes to investors and use the proceeds to invest in high quality collateral. Our maximum potential loss associated with our involvement with such credit-linked note transactions is measured by the fair value of our credit default swaps with such SPEs. At May 31, 2007 and November 30, 2006, respectively, the fair values of these credit default swaps were $420 million and $155 million. The underlying

LEHMAN BROTHERS HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)

investment grade collateral held by SPEs was $12.5 billion and $10.8 billion at May 31, 2007 and November 30, 2006, respectively.

Because the investors assume default risk associated with both the reference portfolio and the SPEs’ assets our expected loss calculations generally demonstrate the investors in the SPEs bear a majority of the entity’s expected losses. Accordingly, we generally are not the primary beneficiary and therefore do not consolidate these SPEs.

In instances where we are the primary beneficiary of the credit default transaction – generally from assumption of the fixed interest rate risk associated with the underlying collateral of an interest rate swap – we consolidate the SPE. At May 31, 2007 and November 30, 2006, we consolidated approximately $0.5 billion and $0.7 billion of these credit default transactions, respectively. The assets associated with these consolidated credit default transactions are presented as a component of Financial instruments and other inventory positions owned.

We also invest in real estate directly through controlled subsidiaries and through VIEs. We consolidate our investments in variable interest real estate entities when we are the primary beneficiary. We record the assets associated with these consolidated real estate-related investments in VIEs as a component of Financial instruments and other inventory positions owned. At May 31, 2007 and November 30, 2006, we consolidated approximately $10.0 billion and $3.4 billion, respectively, of real estate-related investments in VIEs. After giving effect to non-recourse financing our net investment position in these consolidated VIEs was $8.4 billion and $2.2 billion at May 31, 2007 and November 30, 2006, respectively.

The following table summarizes our non-QSPE activities at May 31, 2007 and November 30, 2006:

In millions	May 31, 2007	November 30, 2006
Credit default swaps with QSPEs	$ 420	$ 155
Value of underlying investment-grade collateral	12,545	10,754
Value of assets consolidated	488	718

Consolidated VIE real estate investments	9,957	3,380
Net investment	8,433	2,180

In addition to the above, we enter into other transactions with SPEs designed to meet clients’ investment and/or funding needs. For further discussion of our SPE-related and other commitments, see Note 8, “Commitments, Contingencies and Guarantees,” to the Consolidated Financial Statements.

LEHMAN BROTHERS HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)

Note 7 Borrowings and Deposit Liabilities

Total borrowings and deposits at May 31, 2007 and November 30, 2006, consisted of the following:

In millions	May 31, 2007	November 30, 2006
Short-term borrowings
Current portion of long-term borrowings	$ 17,144	$12,878
Commercial paper	1,453	1,653
Other	9,115	6,107
Total	$ 27,712	$20,638
Amount carried at fair value(1)	$ 5,823	$3,783

Deposit liabilities at banks
Time deposits
At U.S. banks	$ 12,381	$14,592
At non-U.S. banks	7,586	5,621
Savings deposits
At U.S. banks	1,549	1,199
At non-U.S. banks	181	—
Total	$ 21,697	$21,412
Amount carried at fair value(1)	$ 12,487	$—

Long-term borrowings
Senior notes	$ 91,433	$75,202
Subordinated notes	4,865	3,238
Junior subordinated notes	4,521	2,738
Total	$100,819	$81,178
Amount carried at fair value(1)	$ 20,979	$11,025

(1)     Borrowings and deposits carried at fair value in accordance with SFAS 155 and SFAS 159. See Note 1, “Summary of Significant Accounting Polices,” for additional information.

Junior subordinated notes are notes issued to trusts or limited partnerships (collectively, the “Trusts”) which generally qualify as equity capital by leading rating agencies (subject to limitation). The Trusts were formed for the purposes of (a) issuing securities representing ownership interests in the assets of the Trusts; (b) investing the proceeds of the Trusts in junior subordinated notes of Holdings; and (c) engaging in activities necessary and incidental thereto.

In May 2007, Holdings and Lehman Brothers Holdings Capital Trust VII (“Trust VII”) issued $1.0 billion 5.857% Mandatory Capital Advantaged Preferred Securities (“Fixed Rate MCAPSSM”) and Holdings and Lehman Brothers Holdings Capital Trust VIII (“Trust VIII”) issued $0.5 billion Floating Rate Mandatory Capital Advantaged Trust Preferred Securities (“Floating Rate MCAPSSM” and together with the Fixed Rate MCAPSsm, the “MCAPSSM”). Corresponding $1.0 billion and $0.5 billion principal amounts of junior subordinated notes were issued by Holdings to Trust VII and Trust VIII, respectively. MCAPSSM consist of both a stock purchase contract to acquire perpetual, non-cumulative preferred stock in Holdings, and trust preferred securities of Trust VII or Trust VIII, as applicable, which are pledged to secure the investors’ obligations under the stock purchase contract. Distributions will accrue on the Fixed Rate MCAPSSM at a fixed rate of 5.857% per annum and on the Floating Rate MCAPSsm at a floating rate of three-month LIBOR plus 0.83% . The trust preferred securities are re-marketable five years from the date of issuance, if not earlier, upon an early re-marketing event. The proceeds of the remarketing satisfy the stock purchase contract and will give the original investor perpetual, non-cumulative preferred stock in Holdings. The perpetual preferred stock is callable by Holdings after the later of their issue date and May 31, 2012. We did not consolidate Trust VII or Trust VIII under the application of FIN 46(R).

With a settlement date in June 2007 and issued in May 2007, Lehman Brothers UK Capital Funding V LP, a UK limited partnership (the “UK LP”), issued in aggregate $500 million Fixed Rate Enhanced Capital Advantage Preferred Securities (“ECAPS®”). A corresponding $500 million principal amount of junior subordinated notes were issued by Holdings to the UK LP. Distributions will accrue on the ECAPS® at a rate of 6.9% per annum. ECAPS® have no mandatory redemption date, but may be redeemed at our option on June 1, 2012, or annually thereafter. We did not consolidate the UK LP under the application of FIN 46(R).

LEHMAN BROTHERS HOLDINGS INC.

Notes to Consolidated Financial Statements

(Unaudited)

For additional information about issuances and maturities of Long-term borrowings, see the Consolidated Statement of Cash Flows.

Credit Facilities

We use both committed and uncommitted bilateral and syndicated long-term bank facilities to complement our long-term debt issuance. Holdings maintains a $2.0 billion unsecured, committed revolving credit agreement with a syndicate of banks which expires in February 2009. In addition, we maintain a $2.5 billion multi-currency unsecured, committed revolving credit facility with a syndicate of banks for Lehman Brothers Bankhaus AG (“Bankhaus”) which expires in April 2010. Our ability to borrow under such facilities is conditioned on complying with customary lending conditions and covenants. We have maintained compliance with the material covenants under these credit agreements at all times. As of May 31, 2007, there were no borrowings against Holdings’ or Bankhaus’ credit facilities, although under both facilities we borrowed and re-paid those borrowings during the three month period.

Note 8 Commitments, Contingencies and Guarantees

In the normal course of business, we enter into various commitments and guarantees, including lending commitments to high grade and high yield borrowers, private equity investment commitments, liquidity commitments and other guarantees.

Lending–Related Commitments

The following table summarizes lending-related commitments at May 31, 2007 and November 30, 2006:

	Expiration per Period at May 31, 2007					Total Contractual Amount
			2009-	2011-	2013-	May	November
In millions	2007	2008	2010	2012	Later	31, 2007	30, 2006
Lending commitments
High grade (1)	$ 1,623	$ 1,965	$ 4,974	$ 10,933	$ 146	$ 19,641	$ 17,945
High yield (2)	2,139	1,333	1,160	3,549	2,485	10,666	7,558
Contingent acquisition facilities
Investment grade	5,036	1,950	—	—	—	6,986	1,918
Non-investment grade	27,014	16,872	—	—	—	43,886	12,766
Mortgage commitments	12,573	329	1,644	408	423	15,377	12,246
Secured lending transactions	96,230	3,582	466	615	1,555	102,448	82,987

 (1)    We view our net credit exposure for high grade commitments, after consideration of hedges, to be $6.6 billion and $4.9 billion at May 31, 2007 and November 30, 2006, respectively.

(2)     We view our net credit exposure for high yield commitments, after consideration of hedges, to be $9.4 billion and $5.9 billion at May 31, 2007 and November 30, 2006, respectively.

We use various hedging and funding strategies to actively manage our market, credit and liquidity exposures on these commitments. We do not believe total commitments necessarily are indicative of actual risk or funding requirements because the commitments may not be drawn or fully used and such amounts are reported before consideration of hedges.

High grade and high yield. Through our high grade (investment grade) and high yield (non-investment grade) sales, trading and underwriting activities, we make commitments to extend credit in loan syndication transactions. These commitments and any related drawdowns of these facilities typically have fixed maturity dates and are contingent on certain representations, warranties and contractual conditions applicable to the borrower. We define high yield exposures as securities of or loans to companies rated BB+ or lower or equivalent ratings by recognized credit rating agencies, as well as non-rated securities or loans that, in management’s opinion, are non-investment grade.

We had commitments to investment grade borrowers at May 31, 2007 and November 30, 2006 of $19.6 billion (net credit exposure of $6.6 billion, after consideration of hedges) and $17.9 billion (net credit exposure of $4.9 billion,

LEHMAN BROTHERS HOLDINGS INC.

Notes to Consolidated Financial Statements

(Unaudited)

after consideration of hedges), respectively. We had commitments to non-investment grade borrowers of $10.7 billion (net credit exposure of $9.4 billion, after consideration of hedges) and $7.6 billion (net credit exposure of $5.9 billion, after consideration of hedges) at May 31, 2007 and November 30, 2006, respectively.

Contingent acquisition facilities. We provide contingent commitments to investment and non-investment grade counterparties related to acquisition financing. We do not believe contingent acquisition commitments are necessarily indicative of actual risk or funding requirements as funding is dependent both upon a proposed transaction being completed and the acquiror fully utilizing our commitment. Typically, these commitments are made to a potential acquiror in a proposed acquisition, which may or may not be completed depending on whether the potential acquiror to whom we have provided our commitment is successful. In addition, acquirors generally utilize multiple financing sources, including other investment and commercial banks, as well as accessing the general capital markets for completing transactions. Further, our past practice, consistent with our credit facilitation framework, has been to substantially distribute acquisition financings through loan syndications to investors prior to the acquisition funding. Therefore, our contingent acquisition commitments are generally significantly greater than the amounts we will ultimately fund. Additionally, the contingent borrower’s ability to draw on the commitment is typically subject to there being no material adverse change in the borrower’s financial conditions, among other factors. Commitments also generally contain certain flexible pricing features to adjust for changing market conditions prior to closing.

We provided contingent commitments to investment grade counterparties related to acquisition financing of approximately $7.0 billion and $1.9 billion at May 31, 2007 and November 30, 2006, respectively. In addition, we provided contingent commitments to non-investment grade counterparties related to acquisition financing of approximately $43.9 billion and $12.8 billion at May 31, 2007 and November 30, 2006, respectively.

Mortgage commitments. Through our mortgage origination platforms we make commitments to extend mortgage loans. At May 31, 2007 and November 30, 2006, we had outstanding mortgage commitments of approximately $15.4 billion and $12.2 billion, respectively, including $9.6 billion and $7.0 billion of residential mortgages and $5.8 billion and $5.2 billion of commercial mortgages. The residential mortgage loan commitments require us to originate mortgage loans at the option of a borrower generally within 90 days at fixed interest rates. We sell residential mortgage loans, once originated, primarily through securitizations.

Secured lending transactions. In connection with our financing activities, we had outstanding commitments under certain collateralized lending arrangements of approximately $6.2 billion and $7.4 billion at May 31, 2007 and November 30, 2006, respectively. These commitments require borrowers to provide acceptable collateral, as defined in the agreements, when amounts are drawn under the lending facilities. Advances made under these lending arrangements typically are at variable interest rates and generally provide for over-collateralization. In addition, at May 31, 2007, we had commitments to enter into forward starting secured resale and repurchase agreements, primarily secured by government and government agency collateral, of $54.7 billion and $41.5 billion, respectively, compared to $44.4 billion and $31.2 billion, respectively, at November 30, 2006.

LEHMAN BROTHERS HOLDINGS INC.

Notes to Consolidated Financial Statements

(Unaudited)

Other Commitments and Guarantees

The following table summarizes other commitments and guarantees at May 31, 2007 and November 30, 2006:

						Notional/
	Expiration per Period at May 31, 2007					Maximum amount
			2009-	2011-	2013 and	May	November
In millions	2007	2008	2010	2012	Later	31, 2007	30, 2006
Derivative contracts	$68,234	$75,614	$157,219	$140,385	$244,363	$685,815	$534,585
Municipal-securities-
related commitments	671	700	617	133	2,564	4,685	1,599
Other commitments with
variable interest entities	662	1,596	2,984	301	2,997	8,540	4,902
Standby letters of credit	1,795	219	—	—	—	2,014	2,380
Private equity and other
principal investment
commitments	2,077	2,440	589	273	—	5,379	1,088

Derivative contracts. Under FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”), derivative contracts are considered to be guarantees if such contracts require us to make payments to counterparties based on changes in an underlying instrument or index (e.g., security prices, interest rates, and currency rates) and include written credit default swaps, written put options, written foreign exchange and interest rate options. Derivative contracts are not considered guarantees if these contracts are cash settled and we cannot determine if the derivative counterparty held the contracts’ underlying instruments at inception. We have determined these conditions have been met for certain large financial institutions. Accordingly, when these conditions are met, we have not included these derivatives in our guarantee disclosures.

At May 31, 2007 and November 30, 2006, the maximum payout value of derivative contracts deemed to meet the FIN 45 definition of a guarantee was approximately $686 billion and $535 billion, respectively. For purposes of determining maximum payout, notional values are used; however, we believe the fair value of these contracts is a more relevant measure of these obligations because we believe the notional amounts greatly overstate our expected payout. At May 31, 2007 and November 30, 2006, the fair value of such derivative contracts approximated $7.3 billion and $9.3 billion, respectively. In addition, all amounts included above are before consideration of hedging transactions. We substantially mitigate our risk on these contracts through hedges, using other derivative contracts and/or cash instruments. We manage risk associated with derivative guarantees consistent with our global risk management policies.

Municipal-securities-related commitments. At May 31, 2007 and November 30, 2006, we had municipal-securities-related commitments of approximately $4.7 billion and $1.6 billion, respectively, which are principally comprised of liquidity commitments related to trust certificates backed by investment grade municipal securities. We believe our liquidity commitments to these trusts involve a low level of risk because our obligations are supported by investment grade securities and generally cease if the underlying assets are downgraded below investment grade or default. In certain instances, we also provide credit default protection to investors, which approximated $74 million and $48 million at May 31, 2007 and November 30, 2006, respectively.

Other commitments with VIEs. We make certain liquidity commitments and guarantees associated with VIEs. We provided liquidity commitments of approximately $2.2 billion and $1.0 billion at May 31, 2007 and November 30, 2006, respectively, which represented our maximum exposure to loss, to commercial paper conduits in support of certain clients’ secured financing transactions. However, we believe our actual risk to be limited because these liquidity commitments are supported by over-collateralization with investment grade collateral.

In addition, we provide limited downside protection guarantees to investors in certain VIEs by guaranteeing return of their initial principal investment. Our maximum exposure to loss under such commitments was approximately $3.8 billion and $3.9 billion at May 31, 2007 and November 30, 2006, respectively. We believe our actual risk to be

LEHMAN BROTHERS HOLDINGS INC.

Notes to Consolidated Financial Statements

(Unaudited)

limited because our obligations are collateralized by the VIEs’ assets and contain significant constraints under which downside protection will be available (e.g., the VIE is required to liquidate assets in the event certain loss levels are triggered).

Holdings is also committed to provide $2.5 billion of back-up liquidity to a VIE, which exists to provide funding for our contingent acquisition commitments, if necessary. Holdings’ commitment to provide financing is contingent upon the VIE being unable to remarket certain secured liquidity notes upon their maturity. Such financing from Holdings to the VIE is due, generally, one year after a failed remarketing event, if any.

Standby letters of credit. At May 31, 2007 and November 30, 2006, respectively, we were contingently liable for $2.0 billion and $2.4 billion of letters of credit primarily used to provide collateral for securities and commodities borrowed and to satisfy margin deposits at option and commodity exchanges.

Private equity and other principal investments. At May 31, 2007 and November 30, 2006, we had private equity and other principal investment commitments of approximately $5.4 billion and $1.1 billion, respectively, comprising commitments to Lehman private equity partnerships and other principal investment opportunities that we intend to distribute and syndicate, in part, to investing clients.

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

In connection with certain acquisitions and strategic investments, we agreed to pay additional consideration contingent on the acquired entity meeting or exceeding specified income, revenue or other performance thresholds. These payments will be recorded as amounts become determinable. Had the determination dates been May 31, 2007 and November, 30, 2006, our estimated obligations related to these contingent consideration arrangements are $487 million and $224 million, respectively.

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

During 2006, the IRS completed its 1997 through 2000 federal income tax examination, which resulted in unresolved issues asserted by the IRS that challenge certain of our tax positions (the “proposed adjustments”). We believe our positions comply with the applicable tax law and intend to vigorously dispute the proposed adjustments

LEHMAN BROTHERS HOLDINGS INC.

Notes to Consolidated Financial Statements

(Unaudited)

through judicial procedures, as appropriate. We believe that we have adequate tax reserves in relation to these unresolved issues. However, it is possible that amounts greater than our reserves could be incurred, which we estimate would not exceed $100 million.

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

Note 9 Earnings per Common Share and Stockholders’ Equity

Earnings per common share were calculated as follows:

Earnings per Common Share

	Three Months		Six Months
	Ended May 31,		Ended May 31,
In millions, except per share data	2007	2006	2007	2006
Numerator:
Income before cumulative effect of accounting change	$1,273	$1,002	$2,419	$2,040
Cumulative effect of accounting change	—	—	—	47
Preferred stock dividends	(17)	(16)	(34)	(32)
Numerator for basic earnings per share—net income
applicable to common stock	$1,256	$986	$2,385	$2,055
Denominator:
Denominator for basic earnings per share—weighted-average
common shares	538.2	545.1	539.7	545.7
Effect of dilutive securities:
Employee stock options	25.1	30.1	25.9	30.2
Restricted stock units	4.8	7.6	6.2	7.6
Dilutive potential common shares	29.9	37.7	32.1	37.8
Denominator for diluted earnings per share—weighted-
average common and dilutive potential common shares (1)	568.1	582.8	571.8	583.5
Earnings per Basic Share
Before cumulative effect of accounting change	$2.33	$1.81	$4.42	$3.67
Cumulative effect of accounting change	—	—	—	0.09
Earnings per basic share	$2.33	$1.81	$4.42	$3.76
Earnings per Diluted Share
Before cumulative effect of accounting change	$2.21	$1.69	$4.17	$3.44
Cumulative effect of accounting change	—	—	—	0.08
Earnings per diluted share	$2.21	$1.69	$4.17	$3.52
1) Anti-dilutive options and restricted stock units excluded from the calculations of diluted earnings per share	4.0	2.7	2.4	4.5

On April 5, 2006, our Board of Directors approved a 2-for-1 common stock split, in the form of a stock dividend that was effected on April 28, 2006. The par value of the common stock remained at $0.10 per share. Accordingly,

LEHMAN BROTHERS HOLDINGS INC.

Notes to Consolidated Financial Statements

(Unaudited)

an adjustment from Additional paid-in capital to Common stock was required to preserve the par value of the post-split shares.

Note 10 Share-Based Employee Incentive Plans

We sponsor several share-based employee incentive plans. Amortization of compensation costs for grants awarded under these plans was approximately $346 million and $251 million for the three months ended May 31, 2007 and 2006, respectively and approximately $633 million and $500 million for the six months ended May 31, 2007 and 2006, respectively. The total income tax benefit recognized in the Consolidated Statement of Income for these plans was $147 million and $103 million for the three months ended May 31, 2007 and 2006, respectively, and $259 million and $207 million for the six months ended May 31, 2007 and 2006, respectively.

At May 31, 2007, unrecognized compensation cost related to nonvested stock option and restricted stock unit (“RSU”) awards totaled $2.5 billion. The cost of these non-vested awards is expected to be recognized over an average period of 3.9 years.

Below is a description of our share-based employee incentive plans.

Share-Based Employee Incentive Plans

We sponsor several share-based employee incentive plans. The total number of shares of common stock remaining available for future awards under these plans at May 31, 2007, was 83.1 million (not including shares that may be returned to the Stock Incentive Plan (the “SIP”) as described below, but including an additional 0.4 million shares authorized for issuance under the Lehman Brothers Holdings Inc. 1994 Management Ownership Plan (the “1994 Plan”) that have been reserved solely for issuance in respect of dividends on outstanding awards under this plan). In connection with awards made under our share-based employee incentive plans, we are authorized to issue shares of common stock held in treasury or newly-issued shares.

1994 and 1996 Management Ownership Plans and Employee Incentive Plan. The 1994 Plan, the Lehman Brothers Holdings Inc. 1996 Management Ownership Plan (the “1996 Plan”), and the Lehman Brothers Holdings Inc. Employee Incentive Plan (the “EIP”) all expired following the completion of their various terms. These plans provided for the issuance of RSUs, performance stock units, stock options and other share-based awards to eligible employees. At May 31, 2007, awards with respect to 606.3 million shares of common stock have been made under these plans, of which 150.1 million are outstanding and 456.2 million have been converted to freely transferable common stock.

Stock Incentive Plan. The SIP has a 10-year term ending in May 2015, with provisions similar to the previous plans. The SIP authorized the issuance of up to the total of (i) 95.0 million shares (20.0 million as originally authorized, plus and additional 75.0 million authorized by the stockholders of Holdings at its 2007 Annual Meeting), plus (ii) the 34.5 million shares authorized for issuance under the 1996 Plan and the EIP that remained unawarded upon their expiration, plus (iii) any shares subject to repurchase or forfeiture rights under the 1996 Plan, the EIP or the SIP that are reacquired by the Company, or the award of which is canceled, terminates, expires or for any other reason is not payable, plus (iv) any shares withheld or delivered pursuant to the terms of the SIP in payment of any applicable exercise price or tax withholding obligation. Awards with respect to 49.6 million shares of common stock have been made under the SIP as of May 31, 2007, most of which are outstanding. For more information about the amendment to the SIP, see Part II, Item 4, “Submission of Matters to a Vote of Security Holders,” in this report.

1999 Long-Term Incentive Plan. The 1999 Neuberger Berman Inc. Long-Term Incentive Plan (the “LTIP”) provides for the grant of restricted stock, restricted units, incentive stock, incentive units, deferred shares, supplemental units and stock options. The total number of shares of common stock that may be issued under the LTIP is 15.4 million. At May 31, 2007, awards with respect to approximately 14.1 million shares of common stock had been made under the LTIP, of which 4.3 million were outstanding.

Restricted Stock Units

Eligible employees receive RSUs, in lieu of cash, as a portion of their total compensation. There is no further cost to employees associated with RSU awards. RSU awards generally vest over two to five years and convert to unrestricted freely transferable common stock five years from the grant date. All or a portion of an award may be

LEHMAN BROTHERS HOLDINGS INC.

Notes to Consolidated Financial Statements

(Unaudited)

canceled if employment is terminated before the end of the relevant vesting period. We accrue dividend equivalents on outstanding RSUs (in the form of additional RSUs), based on dividends declared on our common stock.

For RSUs granted prior to 2004, we measured compensation cost based on the market value of our common stock at the grant date in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, a discount from the market price of an unrestricted share of common stock on the RSU grant date was not recognized for selling restrictions subsequent to the vesting date. For awards granted beginning in 2004, we measure compensation cost based on the market price of our common stock at the grant date less a discount for sale restrictions subsequent to the vesting date in accordance with SFAS No. 123 Share-Based Payment (“SFAS 123”) and SFAS No.123 (revised) Share-Based Payment (“SFAS 123(R)”). The fair value of RSUs subject to post-vesting date sale restrictions are generally discounted by three to eight percent for each year based upon the duration of the post-vesting restriction. These discounts are based on market-based studies and academic research on securities with restrictive features. RSUs granted in each of the periods presented contain selling restrictions subsequent to the vesting date.

The fair value of RSUs converted to common stock without restrictions for the six months ended May 31, 2007 was $282 million. Compensation costs previously recognized and tax benefits recognized in equity upon issuance of these awards were approximately $211 million.

The following table summarizes RSU activity for the six months ended May 31, 2007:

Restricted Stock Units

				Weighted
				Average
			Total Number	Grant Date
	Unamortized	Amortized	of RSUs	Fair Value
Balance, November 30, 2006	34,904,500	65,543,498	100,447,998	$43.37
Granted	36,172,885	—	36,172,885	69.25
Canceled	(2,220,402)	290,997	(1,929,405)	51.72
Exchanged for stock without
restrictions	—	(3,729,959)	(3,729,959)	42.45
Amortization	(23,107,513)	23,107,513	—
Outstanding May 31, 2007	45,749,470	85,212,049	130,961,519	$50.42

Of the RSUs outstanding at May 31, 2007, approximately 85.2 million were amortized and included in basic earnings per share. Approximately 11.0 million will be amortized during the remainder of fiscal 2007 and the remainder will be amortized subsequent to November 30, 2007. RSUs outstanding, net of shares held in an irrevocable grantor trust (the “RSU Trust”) were 54.7 million and 35.7 million at May 31, 2007 and November 30, 2006, respectively. The RSU Trust provides common stock voting rights to employees who hold outstanding RSUs. During fiscal 2007, 15.0 million shares have been issued out of treasury stock into the RSU Trust.

Stock Options

Employees and Directors may receive stock options, in lieu of cash, as a portion of their total compensation. Such options generally become exercisable over a one- to five-year period and generally expire 5 to 10 years from the date of grant, subject to accelerated expiration upon termination of employment.

During the six months ended May 31, 2007, 10,200 stock options were granted. We use the Black-Scholes option-pricing model to measure the grant date fair value of stock options granted to employees. Stock options granted have exercise prices equal to the market price of our common stock on the grant date. The principal assumptions utilized in valuing options and our methodology for estimating such model inputs include: (i) risk-free interest rate - estimate is based on the yield of U.S. zero coupon securities with a maturity equal to the expected life of the option; (ii) expected volatility - estimate is based on the historical volatility of our common stock for the three years preceding the award date, the implied volatility of market-traded options on our common stock on the grant date and other factors; and (iii) expected option life - estimate is based on internal studies of historical and projected exercise behavior based on different employee groups and specific option characteristics, including the effect of employee terminations.

LEHMAN BROTHERS HOLDINGS INC.

Notes to Consolidated Financial Statements

(Unaudited)

Based on the results of the model, the weighted-average fair value of stock options granted during the six months ended May 31, 2007 was $24.94. The weighted-average assumptions used during the six months ended May 31, 2007 were as follows:

Weighted-Average Black-Scholes Assumptions
Risk-free interest rate	4.72%
Expected volatility	25.12%
Dividends per share	$ 0.15
Expected life	7.0 years

The valuation technique takes into account the specific terms and conditions of the stock options granted including vesting period, termination provisions, intrinsic value and time dependent exercise behavior.

The following table summarizes stock option activity for the six months ended May 31, 2007:

Stock Option Activity

		Weighted-Average	Expiration
	Options	Exercise Price	Dates
Balance, November 30, 2006	81,396,371	$33.32	12/06—5/16
Granted	10,200	72.07
Exercised	(9,117,999)	29.61
Canceled	(170,094)	23.23
Balance, May 31, 2007	72,118,478	$33.82	6/07—4/17

The total intrinsic value of stock options exercised for the six months ended May 31, 2007 was $455 million for which compensation costs previously recognized and tax benefits recognized in equity upon issuance totaled approximately $178 million. Cash received from the exercise of stock options for the six months ended May 31, 2007 totaled $268 million.

The table below provides additional information related to stock options outstanding:

Dollars in millions, except per share data
May 31, 2007	Outstanding	Options Exercisable
Number of options	72,118,478	46,644,850
Weighted-average exercise price	$33.82	$30.34
Aggregate intrinsic value	$2,853	$2,007
Weighted-average remaining contractual terms in years	4.39	3.79

At May 31, 2007, the number of options outstanding, net of projected forfeitures, was approximately 70.9 million shares, with a weighted-average exercise price of $33.65, aggregate intrinsic value of $2.8 billion, and weighted-average remaining contractual terms of 4.36 years.

Restricted Stock

At May 31, 2007, there were approximately 443,308 shares of restricted stock outstanding. The fair value of the 224,538 shares of restricted stock that became freely tradable during the six months ended May 31, 2007 was approximately $17 million.

Stock Repurchase Program

We maintain a common stock repurchase program to manage our equity capital. Our stock repurchase program is effected through regular open-market purchases, as well as through employee transactions where employees tender shares of common stock to pay for the exercise price of stock options and the required tax withholding obligations upon option exercises and conversion of restricted stock units to freely-tradable common stock. For 2007, our Board of Directors has authorized the repurchase, subject to market conditions, of up to 100 million shares of Holdings’ common stock for the management of our equity capital, including offsetting dilution due to employee stock awards. During the three and six months ended May 31, 2007, we repurchased approximately 6.5 million and 26.0 million shares, respectively, of our common stock through open-market purchases at an aggregate cost of $477 million and

LEHMAN BROTHERS HOLDINGS INC.

Notes to Consolidated Financial Statements

(Unaudited)

$2.0 billion, respectively, or $73.87 per share and $78.53 per share, respectively. In addition, and for the three and six months ended May 31, 2007, we withheld approximately 0.7 million and 2.2 million shares, respectively, of common stock from employees at an equivalent cost of $55 million and $172 million, respectively. As of May 31, 2007, approximately 71.8 million shares remained available for repurchase under this authorization. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds,” for more information.

Note 11 Employee Benefit Plans

We provide both funded and unfunded noncontributory defined benefit pension plans for the majority of our employees worldwide. In addition, we provide certain other postretirement benefits, primarily health care and life insurance, to eligible employees. The following table presents the components of net periodic cost related to these plans for the three and six months ended May 31, 2007 and 2006:

Components of Net Periodic Cost

	Pension Benefits				Other Postretirement
In millions	U.S.		Non–U.S.		Benefits
Three Months Ended May 31,	2007	2006	2007	2006	2007	2006
Service cost	$ 14	$ 10	$ 2	$ 2	$ —	$ —
Interest cost	16	15	6	5	1	1
Expected return on plan assets	(21)	(19)	(9)	(7)	—	—
Amortization of net
actuarial loss	7	7	2	3	—	—
Amortization of prior service
cost	1	1	—	—	—	—
Net periodic cost	$ 17	$ 14	$ 1	$ 3	$ 1	$ 1
Six Months Ended May 31,
Service cost	$ 28	$ 21	$ 3	$ 4	$ —	$ —
Interest cost	33	30	13	10	2	2
Expected return on plan assets	(43)	(38)	(19)	(13)	—	—
Amortization of net
actuarial loss	14	14	6	5	—	—
Amortization of prior service
cost	2	2	—	—	—	—
Net periodic cost	$ 34	$ 29	$ 3	$ 6	$ 2	$ 2

Expected Contributions for the Fiscal Year Ending November 30, 2007

We do not expect it to be necessary to contribute to our U.S. pension plans in the fiscal year ending November 30, 2007. We expect to contribute approximately $24 million to our non-U.S. pension plans in the fiscal year ending November 30, 2007.

LEHMAN BROTHERS HOLDINGS INC.

Notes to Consolidated Financial Statements

(Unaudited)

Note 12 Regulatory Requirements

Holdings is regulated by the SEC as a consolidated supervised entity (“CSE”). As such, it is subject to group-wide supervision and examination by the SEC, and must comply with rules regarding the measurement, management and reporting of market, credit, liquidity, legal and operational risk. As of May 31, 2007, Holdings was in compliance with the CSE capital requirements and held allowable capital in excess of the minimum capital requirements on a consolidated basis.

In the United States, LBI and Neuberger Berman, LLC (“NBLLC”) are registered broker dealers that are subject to SEC Rule 15c3-1 and Rule 1.17 of the Commodity Futures Trading Commission, which specify minimum net capital requirements for their registrants. LBI and NBLLC have consistently operated in excess of their respective regulatory capital requirements. The SEC has approved LBI’s use of Appendix E of the Net Capital Rule which establishes alternative net capital requirements for broker-dealers that are part of CSEs. Appendix E allows LBI to calculate net capital charges for market risk and derivatives-related credit risk based on internal risk models provided that LBI holds tentative net capital in excess of $1 billion and net capital in excess of $500 million. Additionally, LBI is required to notify the SEC in the event that its tentative net capital is less than $5 billion. As of May 31, 2007, LBI had tentative net capital in excess of $6.6 billion, and had net capital of $4.1 billion, which exceeded the minimum net capital requirement by $3.6 billion. As of May 31, 2007, NBLLC had net capital of $256 million, which exceeded the minimum net capital requirement by $251 million.

LBIE, a United Kingdom registered broker-dealer and subsidiary of Holdings, is subject to the capital requirements of the Financial Services Authority (“FSA”) of the United Kingdom. Financial resources, as defined, must exceed the total financial resources requirement of the FSA. At May 31, 2007, LBIE’s financial resources of approximately $12.5 billion exceeded the minimum requirement by approximately $2.3 billion. LBJ, a regulated broker-dealer, is subject to the capital requirements of the Financial Services Agency and, at May 31, 2007, had net capital of approximately $992 million, which was approximately $432 million in excess of the specified levels required.

Lehman Brothers Bank, FSB (“LBB”), our thrift subsidiary, is regulated by the Office of Thrift Supervision (“OTS”). Lehman Brothers Commercial Bank (“LBCB”), our Utah industrial bank subsidiary is regulated by the Utah Department of Financial Institutions and the Federal Deposit Insurance Corporation. LBB and LBCB exceed all regulatory capital requirements and are considered to be well capitalized as of May 31, 2007. Bankhaus is subject to the capital requirements of the Federal Financial Supervisory Authority of the German Federal Republic. At May 31, 2007, Bankhaus’ financial resources, as defined, exceed its minimum financial resources requirement.

Certain other subsidiaries are subject to various securities, commodities and banking regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. At May 31, 2007, these other subsidiaries were in compliance with their applicable local capital adequacy requirements.

In addition, our “AAA” rated derivatives subsidiaries, Lehman Brothers Financial Products Inc. (“LBFP”) and Lehman Brothers Derivative Products Inc. (“LBDP”), have established certain capital and operating restrictions that are reviewed by various rating agencies. At May 31, 2007, LBFP and LBDP each had capital that exceeded the requirements of the rating agencies.

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

LEHMAN BROTHERS HOLDINGS INC.

Notes to Consolidated Financial Statements

(Unaudited)

Note 13 Condensed Consolidating Financial Statements

LBI, a wholly-owned subsidiary of Holdings, had approximately $0.8 billion of debt securities outstanding at May 31, 2007 that were issued in registered public offerings and were therefore subject to the reporting requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934. Holdings has fully and unconditionally guaranteed these outstanding debt securities of LBI (and any debt securities of LBI that may be issued in the future under these registration statements), which, together with the information presented in this Note 13, “Condensed Consolidating Financial Statements,” allows LBI to avail itself of an exemption provided by SEC rules from the requirement to file separate LBI reports under the Exchange Act. For further discussion on the regulatory requirements of our subsidiaries, see Note 13, “Regulatory Requirements,” to the 2006 Consolidated Financial Statements included in the Form 10-K for a discussion of restrictions on the ability of Holdings to obtain funds from its subsidiaries by dividend or loan.

The following schedules set forth our condensed consolidating statements of income for the three and sixth months ended May 31, 2007 and 2006, our condensed consolidating balance sheets at May 31, 2007 and November 30, 2006, and our condensed consolidating statements of cash flows for the six months ended May 31, 2007 and 2006. In the following schedules, “Holdings” refers to the unconsolidated balances of Holdings, “LBI” refers to the unconsolidated balances of Lehman Brothers Inc. and “Other Subsidiaries” refers to the combined balances of all other subsidiaries of Holdings. “Eliminations” represents the adjustments necessary to eliminate intercompany transactions and our investments in subsidiaries.

LEHMAN BROTHERS HOLDINGS INC.

Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Income

			Other
In millions	Holdings	LBI	Subsidiaries	Eliminations	Total
Three months ended May 31, 2007
Net revenues	$ (604)	$1,350	$4,766	$ —	$ 5,512
Equity in net income of subsidiaries	1,856	379	—	(2,235)	—
Total non-interest expenses	213	951	2,469	—	3,633
Income (loss) before taxes	1,039	778	2,297	(2,235)	1,879
Provision (benefit) for income taxes	(234)	152	688	—	606
Net income (loss)	$ 1,273	$ 626	$1,609	$(2,235)	$ 1,273
Three months ended May 31, 2006
Net revenues	$ (434)	$1,966	$2,879	$ —	$ 4,411
Equity in net income of subsidiaries	1,363	53	—	(1,416)	—
Total non-interest expenses	240	1,219	1,454	—	2,913
Income before taxes	689	800	1,425	(1,416)	1,498
Provision (benefit) for income taxes	(313)	293	516	—	496
Net income	$ 1,002	$ 507	$ 909	$(1,416)	$ 1,002
Six months ended May 31, 2007
Net revenues	$(1,061)	$2,633	$8,987	$ —	$10,559
Equity in net income of subsidiaries	3,211	759	—	(3,970)	—
Total non-interest expenses	172	1,875	4,934	—	6,981
Income (loss) before taxes	1,978	1,517	4,053	(3,970)	3,578
Provision (benefit) for income taxes	(441)	262	1,338	—	1,159
Net income (loss)	$ 2,419	$1,255	$2,715	$(3,970)	$ 2,419
Six months ended May 31, 2006
Net revenues	$ (470)	$3,554	$5,788	$ —	$ 8,872
Equity in net income of subsidiaries	2,485	246	—	(2,731)	—
Total non-interest expenses	413	2,267	3,143	—	5,823
Income before taxes and cumulative effect of accounting change	1,602	1,533	2,645	(2,731)	3,049
Provision (benefit) for income taxes	(460)	499	970	—	1,009
Income before cumulative effect of accounting change	2,062	1,034	1,675	(2,731)	2,040
Cumulative effect of accounting change	25	22	—	—	47
Net income	$ 2,087	$1,056	$1,675	$(2,731)	$ 2,087

LEHMAN BROTHERS HOLDINGS INC.

Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Balance Sheet at May 31, 2007

			Other
In millions	Holdings	LBI	Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$ 1,052	$ 485	$ 5,730	$ (1,974)	$ 5,293
Cash and securities segregated and on deposit for regulatory and other purposes	12	3,339	3,803	—	7,154
Financial instruments and other inventory positions owned and Securities received as collateral	33,018	81,788	228,930	(49,735)	294,001
Collateralized agreements	—	163,107	85,964	—	249,071
Receivables and other assets	5,776	12,277	41,996	(9,707)	50,342
Due from subsidiaries	123,312	92,586	617,492	(833,390)	—
Equity in net assets of subsidiaries	21,946	1,277	67,361	(90,584)	—
Total assets	$185,116	$354,859	$1,051,276	$(985,390)	$605,861
Liabilities and stockholders’ equity
Short-term borrowings and the current portion of long-term borrowings	$ 15,967	$ 704	$ 11,244	$ (203)	$ 27,712
Financial instruments and other inventory positions sold but not yet purchased and Obligation to return securities received as collateral	541	66,618	161,551	(52,378)	176,332
Collateralized financing	13,132	88,045	88,210	3,142	192,529
Accrued liabilities and other payables	861	20,918	54,571	(10,707)	65,643
Due to subsidiaries	62,101	169,056	544,605	(775,762)	—
Deposits at banks	—	—	22,340	(643)	21,697
Long-term borrowings	71,385	5,213	82,476	(58,255)	100,819
Total liabilities	163,987	350,554	964,997	(894,806)	584,732
Total stockholders’ equity	21,129	4,305	86,279	(90,584)	21,129
Total liabilities and stockholders’ equity	$185,116	$354,859	$1,051,276	$(985,390)	$605,861

LEHMAN BROTHERS HOLDINGS INC.

Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Balance Sheet at November 30, 2006

			Other
In millions	Holdings	LBI	Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$ 3,435	$ 534	$ 4,369	$ (2,351)	$ 5,987
Cash and securities segregated and on deposit for regulatory and other purposes	51	3,256	2,784	—	6,091
Financial instruments and other inventory positions owned and Securities received as collateral	17,866	75,025	178,798	(38,994)	232,695
Collateralized agreements	—	148,148	70,909	—	219,057
Receivables and other assets	4,945	12,998	27,911	(6,139)	39,715
Due from subsidiaries	95,640	66,074	434,208	(595,922)	—
Equity in net assets of subsidiaries	19,333	1,267	43,532	(64,132)	—
Total assets	$141,270	$307,302	$762,511	$(707,538)	$503,545
Liabilities and stockholders’ equity
Short-term borrowings and the current portion of long-term borrowings	$ 10,721	$ 538	$ 9,412	$ (33)	$ 20,638
Financial instruments and other inventory positions sold but not yet purchased and Obligation to return securities received as collateral	92	59,533	109,869	(37,435)	132,059
Collateralized financing	6,136	88,372	75,950	—	170,458
Accrued liabilities and other payables	2,286	18,893	44,599	(7,169)	58,609
Due to subsidiaries	45,389	130,145	376,137	(551,671)	—
Deposits at banks	—	—	23,786	(2,374)	21,412
Long-term borrowings	57,455	5,821	62,626	(44,724)	81,178
Total liabilities	122,079	303,302	702,379	(643,406)	484,354
Total stockholders’ equity	19,191	4,000	60,132	(64,132)	19,191
Total liabilities and stockholders’ equity	$141,270	$307,302	$762,511	$(707,538)	$503,545

LEHMAN BROTHERS HOLDINGS INC.

Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Cash Flows for the Six months Ended May 31, 2007

			Other
In millions	Holdings	LBI	Subsidiaries	Eliminations	Total
Cash Flows from Operating Activities
Net income	$ 2,419	$ 1,255	$ 2,715	$ (3,970)	$ 2,419
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in income of subsidiaries	(3,211)	(759)	—	3,970	—
Depreciation and amortization	96	18	170	—	284
Non-cash compensation	631	—	—	—	631
Other adjustments	2	13	(44)	(3)	(32)
Net change in:
Cash segregated and on deposit for regulatory and other purposes	39	(83)	(1,019)	—	(1,063)
Financial instruments and other inventory positions owned	(15,115)	(7,797)	(44,703)	10,692	(56,923)
Financial instruments and other inventory positions sold but not yet purchased	449	8,105	48,318	(14,943)	41,929
Collateralized agreements and collateralized financing, net	6,996	(15,286)	(2,796)	3,142	(7,944)
Other assets and payables, net	(1,512)	2,754	(4,818)	460	(3,116)
Due to/from affiliates, net	(10,960)	12,399	(14,816)	13,377	—
Net cash provided by (used in) operating activities	(20,166)	619	(16,993)	12,725	(23,815)

Cash Flows from Investing Activities
Dividends received/(paid)	1,685	(201)	(1,484)	—	—
Purchase of property, equipment and leasehold improvements, net	(228)	(25)	(194)	—	(447)
Business acquisitions, net of cash acquired	—	—	(461)	—	(461)
Proceeds from sale of business	—	—	65	—	65
Capital contributions from/(to) subsidiaries, net	(1,120)	—	1,120	—	—
Net cash provided by (used in) investing activities	337	(226)	(954)	—	(843)

Cash Flows from Financing Activities
Derivative contracts with a financing element	—	—	126	—	126
Tax benefit from the issuance of stock-based awards	225	—	—	—	225
Issuance of short-term borrowings, net	1,950	(136)	1,040	(170)	2,684
Deposits at banks	—	—	(2,329)	1,731	(598)
Issuance of long-term borrowings	22,690	—	48,518	(31,384)	39,824
Principal payments of long-term borrowings	(5,437)	(306)	(28,047)	17,475	(16,315)
Issuance of common stock	28	—	—	—	28
Issuance of treasury stock	240	—	—	—	240
Purchase of treasury stock	(2,039)	—	—	—	(2,039)
Dividends paid	(211)	—	—	—	(211)
Net cash provided by (used in) financing activities	17,446	(442)	19,308	(12,348)	23,964
Net change in cash and cash equivalents	(2,383)	(49)	1,361	377	(694)
Cash and cash equivalents, beginning of period	3,435	534	4,369	(2,351)	5,987
Cash and cash equivalents, end of period	$ 1,052	$ 485	$ 5,730	$ (1,974)	$ 5,293

LEHMAN BROTHERS HOLDINGS INC.

Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Cash Flows for the Six Months Ended May 31, 2006

			Other
In millions	Holdings	LBI	Subsidiaries	Eliminations	Total
Cash Flows from Operating Activities
Net income	$ 2,087	$ 1,056	$ 1,675	$ (2,731)	$ 2,087
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in income of subsidiaries	(2,485)	(246)	—	2,731	—
Depreciation and amortization	70	14	166	—	250
Non-cash compensation	500	—	—	—	500
Cumulative effect of accounting change	(25)	(22)	—	—	(47)
Other adjustments	(28)	15	(184)		(197)
Net change in:
Cash and securities segregated and on deposit for regulatory and other purposes	(2)	16	(1,080)	—	(1,066)
Financial instruments and other inventory positions owned	2,135	(2,983)	(10,777)	(6,519)	(18,144)
Financial instruments and other inventory positions sold but not yet purchased	540	(1,016)	4,912	6,651	11,087
Collateralized agreements and collateralized financing, net	(5,714)	(4,303)	(3,827)	—	(13,844)
Other assets and payables, net	(1,050)	(148)	527	(2,804)	(3,475)
Due to/from affiliates, net	(12,125)	7,733	(3,435)	7,827	—
Net cash provided by (used in) operating activities	(16,097)	116	(12,023)	5,155	(22,849)

Cash Flows from Investing Activities
Dividends received/(paid)	352	—	(352)	—	—
Purchase of property, equipment and leasehold improvements, net	(228)	(20)	15	—	(233)
Business acquisitions, net of cash acquired	—	—	(106)	—	(106)
Capital contributions from/(to) subsidiaries, net	(284)	(100)	384	—	—
Net cash used in investing activities	(160)	(120)	(59)	—	(339)

Cash Flows from Financing Activities
Derivative contracts with a financing element	—	—	150	—	150
Tax benefit from the issuance of stock-based awards	328	—	—	—	328
Issuance of short-term borrowings, net	259	(6)	1,360	(22)	1,591
Deposits at banks	—	—	4,390	329	4,719
Issuance of long-term borrowings	18,533	15	13,309	(4,989)	26,868
Principal payments of long-term borrowings	(4,321)	(6)	(3,933)	(1,325)	(9,585)
Issuance of common stock	111	—	—	—	111
Issuance of treasury stock	313	—	—	—	313
Purchase of treasury stock	(1,577)	—	—	—	(1,577)
Dividends paid	(173)	—	—	—	(173)
Net cash provided by (used in) financing activities	13,473	3	15,276	(6,007)	22,745
Net change in cash and cash equivalents	(2,784)	(1)	3,194	(852)	(443)
Cash and cash equivalents, beginning of period	4,053	447	2,434	(2,034)	4,900
Cash and cash equivalents, end of period	$ 1,269	$ 446	$ 5,628	$ (2,886)	$ 4,457

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Lehman Brothers Holdings Inc.

We have reviewed the consolidated statement of financial condition of Lehman Brothers Holdings Inc. and subsidiaries (the “Company”) as of May 31, 2007, and the related consolidated statement of income for the three and six month periods ended May 31, 2007 and 2006 and the consolidated statement of cash flows for the six month periods ended May 31, 2007 and 2006. These financial statements are the responsibility of the Company’s management.

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
July 10, 2007

LEHMAN BROTHERS HOLDINGS INC.

PART I—FINANCIAL INFORMATION

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Lehman Brothers Holdings Inc. (“Holdings”) and subsidiaries (collectively, the “Company,” “the Firm,” “Lehman Brothers,” “we,” “us” or “our”) serves the financial needs of corporations, governments and municipalities, institutional clients, and high net worth individuals worldwide with business activities organized in three segments – Capital Markets, Investment Banking and Investment Management. Founded in 1850, Lehman Brothers maintains market presence in equity and fixed income sales, trading and research, investment banking, private investment management, asset management and private equity. The Firm is headquartered in New York, with regional headquarters in London and Tokyo, and operates in a network of offices in North America, Europe, the Middle East, Latin America and the Asia Pacific region. We are a member of all principal securities and commodities exchanges in the U.S., and we hold memberships or associate memberships on several principal international securities and commodities exchanges, including the London, Tokyo, Hong Kong, Frankfurt, Paris, Milan and Australian stock exchanges.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read together with the Consolidated Financial Statements and the Notes thereto contained in this Report and Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto included in Holdings’ Annual Report on Form 10-K for the fiscal year ended November 30, 2006 (the “Form 10-K”). Unless specifically stated otherwise, all references in this MD&A to the 2007 and 2006 quarters and the three and six months reporting periods refer to the quarters or six-month periods ended May 31, 2007 and 2006, or the last day of such fiscal periods, as the context requires, and all references to quarters are to our fiscal quarters. Certain 2006 revenues have been reclassified to conform to the current presentation.

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

As a global investment bank, the nature of our business makes predicting future performance difficult. Revenues and earnings may vary from quarter to quarter and from year to year. Caution should be used when extrapolating historical results to future periods. Our actual results and financial condition may differ, perhaps materially, from the anticipated results and financial condition in any such forward-looking statements and, accordingly, readers are cautioned not to place undue reliance on such statements, which speak only as of the date on which they are made. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Executive Overview1

Summary of Results

We achieved record net revenues, net income and diluted earnings per share in the second quarter of 2007. These results were broad-based, driven by record performances in each of our three business segments and in our European and Asian regions.

Net revenues totaled $5.5 billion and $10.6 billion in the 2007 three and six months, respectively, up 25% and 19% from the corresponding 2006 periods. Net income totaled $1.3 billion and $2.4 billion in the 2007 three and six

1                   Market share, volume and ranking statistics in the MD&A were obtained from Thomson Financial.

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

months, respectively, up 27% and 16% from the corresponding 2006 periods. Diluted earnings per common share were $2.21 and $4.17 in the 2007 three and six months, respectively, up 31% and 18% from the corresponding 2006 periods. Net income for the 2006 six months included an after-tax gain of $47 million ($0.08 per diluted share) from the cumulative effect of a change in accounting principle associated with the Company’s adoption of Statement of Financial Accounting Standards (“SFAS”) No.123 (revised) Share-Based Payment (“SFAS 123(R)”).

Annualized return on average common stockholders’ equity was 25.8% and 25.1% in the 2007 three and six months, respectively, compared to 23.7% and 25.2% in the corresponding 2006 periods. Annualized return on average tangible common stockholders’ equity was 31.6% and 30.7% in the 2007 three and six months, respectively, compared to 29.5% and 31.5% in the corresponding 2006 periods.1

For a further discussion of results of operations by business segment and geographic region, see “Business Segments” and “Geographic Revenues” in this MD&A.

Business Environment

We believe a favorable business environment for a global investment bank is characterized by many factors, including a stable geopolitical climate, transparent financial markets, low inflation, low unemployment, global economic growth, and high business and investor confidence. These factors can influence (i) trading volumes, financial instrument and real estate valuations and client activity in secondary financial markets, which can affect our Capital Markets businesses, (ii) levels of debt and equity issuance and M&A activity, which can affect our Investment Banking business, and (iii) wealth creation, which can affect both our Capital Markets and Investment Management businesses.

The global market environment improved steadily over the period and generally was favorable for our business, despite slowing GDP growth in the U.S. and Japan. Global equities improved strongly following the sell-off at the end of the first quarter driven by better than expected earnings results in the U.S. and Europe. In fixed income markets, interest rate actions by major central banks were minimal during the first six months of fiscal 2007. Along with deep pools of global liquidity, these conditions provided a strong base for M&A and underwriting activities.

Fixed income markets. The global economy continued to grow in 2007, but at a slower rate than at the end of 2006. Global interest rate actions by major central banks were minimal during the quarter, with the European Central Bank and the Bank of England each raising interest rates once during the period. The U.S. and U.K. yield curves remained inverted during the quarter. Non-investment grade and emerging market credit spreads tightened to their all-time narrowest levels. Conversely, investment grade spreads widened slightly. The U.S. subprime mortgage sector remained challenged during the period; however, those conditions appeared to be isolated to that specific asset class and geography. Global debt underwriting activity increased 11% and 10% in the 2007 three and six month periods, respectively, compared to the corresponding 2006 periods, on higher issuances in virtually all products.

Equity markets. During the period, global equity markets rose 8% in local currency terms on substantially increased trading volumes, with the highest increases in Europe, followed by the U.S. The European FTSE and DAX indices increased 7% and 17%, respectively, with the New York Stock Exchange, Dow Jones Industrial Average, NASDAQ and S&P 500 indices rising 9%, 11%, 8% and 9%, respectively, during our second fiscal quarter. In Asia, the Nikkei and Hang Seng indices rose 2% and 5%, respectively, during our second fiscal quarter. Global average trading volumes (in U.S. dollar value terms) were up 13% for our second fiscal quarter, driven by increases of 23% and 13% in Europe and the U.S., respectively.

1                  Annualized return on average common stockholders’ equity and annualized return on average tangible common stockholders’ equity are computed by dividing annualized net income applicable to common stock for the period by average common stockholders’ equity and average tangible common stockholders’ equity, respectively. We believe average tangible common stockholders’ equity is a meaningful measure because it reflects the common stockholders’ equity deployed in our businesses. Average tangible common stockholders’ equity equals average common stockholders’ equity less average identifiable intangible assets and goodwill and is computed as follows:

	Three Months Ended May 31,		Six Months Ended May 31,
In millions	2007	2006	2007	2006
Average stockholders’ equity	$20,567	$17,738	$20,131	$17,423
Average preferred stock	(1,095)	(1,095)	(1,095)	(1,095)
Average common stockholders’ equity	19,472	16,643	19,036	16,328
Average identifiable intangible assets and goodwill	(3,592)	(3,290)	(3,515)	(3,278)
Average tangible common stockholders’ equity	$15,880	$13,353	$15,521	$13,050

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Mergers and acquisitions. Accessible funding, strong equity valuations, tight credit spreads, low volatility and a favorable interest rate environment led to continued strong M&A activity for the 2007 six month period. Announced M&A global market volumes increased 84% and 60% in the 2007 three and six month periods, respectively, compared to the corresponding 2006 periods, while completed M&A global market volumes increased 20% and 22% for the comparative periods.

Economic Outlook

Our results of operations can vary in response to global economic and market trends and geopolitical events. Over the remainder of calendar 2007, we expect the global economy to weather slowdowns in certain geographic regions. We estimate global GDP growth of 3.2% in calendar 2007, slower than calendar 2006, but a level that continues to be favorable for our industry. In spite of a slower growth pace, we believe global corporate profitability will be resilient. Our outlook related to interest rates remains positive. Specifically, we anticipate the following interest rate actions from central banks: the Federal Reserve Board will likely not change interest rates for the remainder of calendar 2007; the Bank of Japan will likely raise interest rates gradually over the remainder of calendar 2007; and the European Central Bank and the Bank of England will likely each raise interest rates two or more times during the remaining calendar year. We anticipate continued strength for the remainder of 2007 of capital markets activities across all regions, with prospects for growth in non–U.S. regions more favorable due to continued challenges in parts of the U.S. mortgage market.

Fixed income markets. We anticipate fixed income origination to remain strong, which in turn should have a positive impact on secondary market activities. We expect gross global debt origination in calendar 2007 to rise 6% to $10.2 trillion from the previous record in calendar 2006 of $9.6 trillion, passing the $10.0 trillion line for the first time in history. As growth continues in Europe and Asia, we believe these regions will account for a more significant portion of global issuance.

Our outlook remains positive for fixed income businesses on favorable fundamentals: unemployment is low, inflation appears consistent, consumer confidence remains strong and liquidity remains ample. We also expect both fixed income-related products and the fixed income investor base to continue to grow, with a global trend of more companies’ debt financing requirements being sourced from the debt capital markets. In addition, we believe capital markets will continue to represent a deeper and more viable source of liquidity, as investors continue to expand internationally and continue to utilize more complex risk mitigation tools to manage their portfolios.

The U.S. subprime mortgage business remained challenged during our second quarter. We anticipate that this part of the U.S. mortgage market, as well as certain aspects of the leveraged finance origination market, will face challenges in the second half of 2007.

Equity markets. We expect solid corporate profitability and continuing high levels of liquidity from multiple sources will continue to have a positive effect upon the equity markets in 2007 and anticipate the equity offering calendar will increase by 10% to 15% in calendar 2007, as businesses continue to look to raise capital. We believe global equity indices will gain 14% in calendar 2007 in local currency terms.

Mergers and acquisitions. We expect announced M&A activity in calendar 2007 to grow by 30% in total. Generally, we believe companies are looking for growth opportunities in the current market environment, and strategic M&A is a viable option, particularly for those companies with strong balance sheets and stock valuations. Combining the high levels of uninvested capital among financial sponsors and a continued favorable interest rate environment, we anticipate that financial sponsor-led M&A activity will remain strong.

Asset management and high net worth. We expect the rise of global equity indices and continued growth in economies to lead to further wealth creation. Based upon the growth in alternative products available in the market combined with favorable demographics and intergenerational wealth transfer, our outlook for asset management and services to high net worth individuals is positive. We anticipate this growth to be further supported by high net worth clients continuing to seek multiple providers and greater asset diversification along with increased service.

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results of Operations

Overview

The following table sets forth an overview of our results of operations in 2007:

	Three Months			Six Months
	Ended May 31,		Percent	Ended May 31,		Percent
In millions	2007	2006	Change	2007	2006	Change

Net revenues	$5,512	$4,411	25%	$10,559	$8,872	19%
Income before taxes	$1,879	$1,498	25	$ 3,578	$3,049	17
Net income(1)	$1,273	$1,002	27	$ 2,419	$2,087	16

Earnings per diluted common share	$ 2.21	$ 1.69	31%	$ 4.17	$ 3.52	18%
Annualized return on average common stockholders’ equity	25.8%	23.7%		25.1%	25.2%
Annualized return on average tangible common stockholders’ equity	31.6%	29.5%		30.7%	31.5%

 (1)      Net income in the first quarter of 2006 included an after-tax gain of $47 million, or $0.08 per diluted common share, as a cumulative effect of an accounting change associated with our adoption of SFAS 123(R) on December 1, 2005.

Net Revenues

	Three Months			Six Months
	Ended May 31,		Percent	Ended May 31,		Percent
In millions	2007	2006	Change	2007	2006	Change

Principal transactions	$ 2,889	$ 2,589	12%	$ 5,810	$ 5,051	15%
Investment banking	1,150	741	55	2,000	1,576	27
Commissions	568	512	11	1,108	1,000	11
Interest and dividends	10,558	7,327	44	19,647	13,519	45
Asset management and other	414	346	20	809	676	20

Total revenues	$15,579	$11,515	35	$29,374	$21,822	35
Interest expense	10,067	7,104	42	18,815	12,950	45

Net revenues	$ 5,512	$ 4,411	25%	$10,559	$ 8,872	19%

Net interest revenues	$ 491	$ 223	120%	$ 832	$ 569	46%

Principal transactions, commissions and net interest revenues	$ 3,948	$ 3,324	19%	$ 7,750	$ 6,620	17%

Principal transactions, Commissions and Net interest revenues. We evaluate net revenue performance in the Capital Markets and Investment Management business segments based upon the aggregate of Principal transactions, Commissions and Interest and dividends revenues net of Interest expense (“Net interest revenue”). These revenue categories include realized and unrealized gains and losses, commissions associated with client transactions and interest and dividend revenue or interest expense associated with financing or hedging positions. Caution should be used when analyzing these revenue categories individually, because they are closely related but individually may not be indicative of the overall performance of the Capital Markets and Investment Management business segments. Principal transactions, commissions and net interest revenues in the aggregate rose 19% and 17% for the 2007 three and six months, respectively, compared to the corresponding 2006 period.

Principal transactions revenues increased 12% and 15% for the 2007 three and six months, respectively, compared to the corresponding 2006 periods, driven by record revenues in Capital Markets and Investment Management. Commission revenues increased 11% for both the 2007 three and six months compared to the corresponding 2006

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

periods, primarily due to increased global equity trading volumes and increased business activity within our Capital Markets and Investment Management segments. Interest and dividends revenues rose 44% and 45% in the 2007 three and six months, respectively, compared to the corresponding 2006 periods, and interest expense rose 42% and 45% in the 2007 three and six months, respectively, compared to the corresponding 2006 periods. Net interest revenues increased 120% and 46% in the 2007 three and six months, respectively, compared to the corresponding 2006 periods, primarily attributable to higher short-term U.S. financing rates and a change in the mix of our asset composition.

Investment banking revenues. Investment banking revenues represent fees received for underwriting public and private offerings of fixed income and equity securities, fees and other revenues associated with advising clients on M&A activities, as well as other investment banking-related services. Investment banking revenues rose 55% and 27% in the 2007 three and six months, respectively, compared to the corresponding 2006 periods, on record revenues from debt and equity origination and M&A activity. Included in Investment banking revenues is a higher level of client-driven derivative and other capital market related transactions with Investment banking clients, which totaled approximately $178 million and $265 million for the 2007 three and six months, respectively, compared to $47 million and $184 million in the corresponding 2006 periods.

Asset management and other revenues. Asset management and other revenues primarily result from advisory activities in the Investment Management business segment. Asset management and other revenues rose 20% for both the 2007 three and six months compared to the corresponding 2006 periods, reflecting higher asset management fees attributable to the growth in assets under management, as well as an increase in incentive fees.

Non-Interest Expenses

	Three Months			Six Months
	Ended May 31,		Percent	Ended May 31,		Percent
In millions	2007	2006	Change	2007	2006	Change
Compensation and benefits	$2,718	$2,175	25%	$5,206	$4,374	19%
Non-personnel expenses:
Technology and communications	287	238	21	553	466	19
Brokerage, clearance and
distribution fees	201	158	27	395	299	32
Occupancy	152	139	9	298	280	6
Professional fees	120	83	45	218	155	41
Business development	100	74	35	184	134	37
Other	55	46	20	127	115	10
Total non-personnel expenses	$ 915	$ 738	24%	$1,775	$1,449	22%
Total non-interest expenses	$3,633	$2,913	25%	$6,981	$5,823	20%
Compensation and benefits/Net revenues	49.3%	49.3%		49.3%	49.3%
Non-personnel expenses/Net revenues	16.6%	16.7%		16.8%	16.3%

Non-interest expenses rose 25% and 20% in the 2007 three and six months, respectively, compared to the corresponding 2006 periods. Significant portions of certain expense categories are variable, including compensation and benefits, brokerage, clearance and distribution fees, and business development. We expect these variable expenses as a percentage of net revenues to remain in approximately the same proportions for the remainder of 2007. The remaining non-personnel expense categories (technology and communications, occupancy, professional fees and other) are expected to change over time proportionate to our employee headcount levels. We continue to maintain a strict discipline in managing expenses.

Compensation and benefits. Compensation and benefits rose 25% and 19% in the 2007 three and six months, respectively, compared to the corresponding 2006 periods, commensurate with the 25% and 19% increases in net revenues in these respective periods. Compensation and benefits expense as a percentage of net revenues was 49.3% for both periods. Employees totaled approximately 28,000 at May 31, 2007 up 4% from approximately 27,000 at February 28, 2007, and up 22% from approximately 23,000 at May 31, 2006.

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Compensation and benefits expense includes both fixed and variable components. Fixed compensation, consisting primarily of salaries, benefits and amortization of previously granted deferred equity awards, totaled $1.1 billion and $2.3 billion in the 2007 three and six months, respectively, an increase of 25% and 21% compared to the corresponding 2006 periods. The growth of fixed compensation was due primarily to the increase in salaries as a result of higher headcount, as well as an increase in the amortization of deferred equity awards from prior years. Variable compensation, consisting primarily of current year incentive compensation, commissions and severance, totaled $1.6 billion and $2.9 billion in the 2007 three and six months, respectively, an increase of 25% and 18% compared to the corresponding 2006 periods, as increases in incentive compensation is related to increases in net revenues.

Amortization of employee stock compensation awards totaled $346 million and $633 million in the 2007 three and six months, respectively, compared to $251 million and $500 million in the corresponding 2006 periods.

Non-personnel expenses. Non-personnel expenses totaled $915 million and $1.8 billion in the 2007 three and six months, respectively, up 24% and 22% compared to the corresponding 2006 periods. Non-personnel expenses as a percentage of net revenues were 16.6% and 16.8% in the 2007 three and six months, respectively, compared to 16.7% and 16.3% in the corresponding 2006 periods. The increase in non-personnel expenses in the 2007 three and six months compared to the corresponding 2006 periods reflects higher brokerage, clearance and distribution fees on increased trading volumes, increased professional fees for recruitment and training of employees, as well as investments in business development, technology and communications as we continue to build out and grow our business.

Technology and communications expenses rose 21% and 19% in the 2007 three and six months, respectively, compared to the corresponding 2006 periods, reflecting increased costs associated with the continued expansion and development of our business platforms and infrastructure. Brokerage, clearance and distribution fees rose 27% and 32% in the 2007 three and six months, respectively, compared to the corresponding 2006 periods, due primarily to higher transaction volumes in certain Capital Markets and Investment Management products. Occupancy expenses increased 9% and 6% in the 2007 three and six months, respectively, compared to the corresponding 2006 periods due to continued expansion in the U.S. and Asia (including India). Professional fees and business development expenses increased 40% and 39% in the 2007 three and six months, respectively, compared to the corresponding 2006 periods primarily due to employee growth as well as higher levels of business activity.

Income Taxes

Provisions for income taxes totaled $606 million and $1.2 billion in the 2007 three and six months, respectively, up from $496 million and $1.0 billion in the corresponding 2006 periods. These provisions resulted in effective tax rates of 32.3% and 32.4% in the 2007 three and six months, respectively, compared to 33.1% for both corresponding 2006 periods. The decrease in the effective tax rate was attributable to an increase in tax benefits from foreign operations, partially offset by a higher level of pretax earnings which minimizes the impact of certain tax benefit items.

Business Acquisitions and Strategic Investments

During the fiscal quarter ended May 31, 2007, we had the following business acquisitions and strategic investing activity.

Business Acquisitions. Within our Capital Markets segment, we acquired Grange Securities Limited (“Grange”), a full service Australian broker dealer specializing in fixed income products and Congress Life, a life insurance company with licenses in 43 U.S. states. A portion of the consideration paid to shareholders of Grange consisted of shares of Holdings’ common stock. For more information, see Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds,” in this report. Within our Investment Management segment, we made the final contingent payment under a 2004 deferred transaction agreement for the remaining 50% of Lehman Brothers Alternative Investment Management (“LBAIM”), which manages fund of hedge fund portfolios and investment products for institutional and high-net-worth private clients. LBAIM was previously consolidated in Holdings’ results of operations. As a result of these acquisitions, our goodwill and intangible assets increased by approximately $190 million.

Subsequent to the end of the second quarter, we acquired Eagle Energy Partners I, L.P. (“Eagle”), a Texas-based energy marketing and services company that manages and optimizes supply, transportation, transmission, load and

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

storage portfolios on behalf of wholesale natural gas and power clients. A portion of the consideration paid to shareholders of Eagle consisted of shares of Holdings’ common stock.

Strategic Investments. During the quarter we acquired a 20% interest in the D.E. Shaw group, a global investment management firm, and a minority interest in Wilton Re, a U.S. re-insurer that focuses on the reinsurance of mortality risk on life insurance policies.

Business Segments

Our operations are organized into three business segments:

•      Capital Markets,

•      Investment Banking; and

•      Investment Management.

These business segments generate revenues from institutional, corporate, government and high net worth individual clients across each of the revenue categories in the Consolidated Statement of Income. Net revenues and expenses contain certain internal allocations, including funding costs and regional transfer pricing which are centrally managed.

The following table summarizes selected financial data for our business segments:

	Three Months			Six Months
	Ended May 31,		Percent	Ended May 31,		Percent
In millions	2007	2006	Change	2007	2006	Change
Net revenues:
Capital Markets	$3,594	$3,078	17%	$7,096	$6,124	16%
Investment Banking	1,150	741	55	2,000	1,576	27
Investment Management	768	592	30	1,463	1,172	25
Total net revenues	5,512	4,411	25	10,559	8,872	19
Compensation and benefits	2,718	2,175	25	5,206	4,374	19
Non-personnel expenses	915	738	24	1,775	1,449	22
Income before taxes (1)	$1,879	$1,498	25%	$3,578	$3,049	17%

   (1)        Excludes after-tax gain of $47 million as a cumulative effect of an accounting change associated with our adoption of SFAS 123(R) in 2006.

Capital Markets

Our Capital Markets segment is divided into two components:

Fixed Income – We make markets in and trade municipal and public sector instruments, interest rate and credit products, mortgage-related securities and loan products, currencies and commodities. We also originate mortgages and we structure and enter into a variety of derivative transactions. We also provide research covering economic, quantitative, strategic, credit, relative value, index and portfolio analyses. Additionally, we provide financing, advice and servicing activities to the hedge fund community, known as prime brokerage services.

Equities – We make markets in and trade equities and equity-related products and enter into a variety of derivative transactions. We also provide equity-related research coverage as well as execution and clearing activities for clients. Through our capital markets prime services, we provide pre- and post- trade financing, advice and servicing to the hedge fund community. We also engage in proprietary trading activities and principal investing in real estate and private equity.

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Capital Markets Results of Operations

	Three Months			Six Months
	Ended May 31,		Percent	Ended May 31,		Percent
In millions	2007	2006	Change	2007	2006	Change
Principal transactions	$ 2,646	$ 2,388	11%	$ 5,403	$ 4,739	14%
Commissions	393	433	(9)	774	755	3
Interest and dividends	10,547	7,321	44	19,624	13,511	45
Other	30	28	7	37	49	(24)
Total revenues	13,616	10,170	34	25,838	19,054	36
Interest expense	10,022	7,092	41	18,742	12,930	45
Net revenues	3,594	3,078	17	7,096	6,124	16
Non-interest expenses	2,241	1,865	20	4,374	3,709	18
Income before taxes	$ 1,353	$ 1,213	12%	$ 2,722	$ 2,415	13%

Capital Markets net revenues were a record in both the 2007 three and six months, increasing 17% and 16%, respectively, compared to the corresponding 2006 periods. Net revenues in 2007 were driven by Equities net revenues and a higher contribution from non-U.S. regions. Declines in Fixed Income net revenues partially offset the periods’ growth.

Interest and dividends revenue and Interest expense are a function of the level and mix of total assets and liabilities (primarily financial instruments owned and sold but not yet purchased, and collateralized borrowing and lending activities), the prevailing level of interest rates and the term structure of our financings. Interest and dividends revenue and Interest expense are integral components of our evaluation of our overall Capital Markets activities. Net interest revenues for the 2007 three and six months increased 129% and 52%, respectively, compared to the corresponding 2006 periods, primarily attributable to higher short-term U.S. financing rates and a change in the mix of asset composition. Interest and dividends revenue rose 44% and 45% in the 2007 three and six months, respectively, compared to the corresponding 2006 periods, and interest expense rose 41% and 45% in the 2007 three and six months, respectively, compared to the corresponding 2006 periods.

Non-interest expenses for the 2007 three and six months increased 20% and 18%, respectively, compared to the corresponding 2006 periods. Technology and communications expenses increased due to the continued expansion and development of our business platforms and infrastructure. Brokerage, clearance and distribution fees rose due primarily to higher transaction volumes across most Capital Markets products. Professional fees and business development expenses increased due to employee growth as well as higher levels of business activity.

Income before taxes increased 12% and 13% for the 2007 three and six months compared to the corresponding 2006 periods. Pre-tax margins for the 2007 three and six months were 38% compared to 39% for the 2006 three and six months.

Capital Markets Net Revenues

	Three Months			Six Months
	Ended May 31,		Percent	Ended May 31,		Percent
In millions	2007	2006	Change	2007	2006	Change
Fixed Income	$1,891	$2,200	(14)%	$4,055	$4,302	(6)%
Equities	1,703	878	94	3,041	1,822	67
	$3,594	$3,078	17%	$7,096	$6,124	16%

Fixed Income net revenues decreased 14% and 6% for the 2007 three and six months, respectively, compared to the corresponding 2006 periods. The decrease for the 2007 three and six months was mainly attributable to lower revenues from securitized products, partially offset by strong results from credit and real estate products. Securitized product revenues for the 2007 three and six months declined versus the corresponding 2006 periods due to a compression of securitization and origination margins, particularly in subprime products. We continue to

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

actively risk manage our mortgage-related positions through dynamic risk management strategies. High yield credit product revenues were strong for the three and six months, mainly due to secondary trading activity associated with a strong origination calendar, significant increase in customer activity and tightening of high yield credit spreads. Real estate revenues increased for the 2007 three and six months compared to 2006 due to higher real estate valuations and improved commercial mortgage-backed securities’ transaction volumes. Liquid market product revenues for the 2007 three months were slightly higher compared to the corresponding 2006 period and decreased significantly for the 2007 six months from the comparable 2006 period as a result of lower customer demand and less profitable trading strategies.

Global residential mortgage origination volumes were consistent across periods at approximately $17 billion and $32 billion in the 2007 three and six months, respectively, and approximately $16 billion and $31 billion for the 2006 three and six months. Global residential securitization volumes (including both originated loans and those we acquired in the secondary market) were approximately $37 billion and $60 billion for the 2007 three and six months, compared to $33 billion and $67 billion in the corresponding 2006 periods.

Equities net revenues increased 94% and 67% to a record $1.7 billion and $3.0 billion, respectively, for the 2007 three and six months compared to $878 million and $1.8 billion for the corresponding 2006 periods, mainly driven by continued growth in execution services, equity derivatives and prime brokerage activities, coupled with profitable trading strategies. Execution services had record revenues for the 2007 three months and strong revenues for the 2007 six months, as global equity indices rose and trading volumes increased 14% for both the 2007 three and six months. Equity derivatives had record revenues for the 2007 three months and strong revenues for the 2007 six months, primarily attributable to increased customer activity and profitable trading strategies. Prime brokerage and financing business revenues were a record for the 2007 three months and strong for the 2007 six months due to continued addition of new clients and growth in balances for existing clients.

Investment Banking

We take an integrated approach to client coverage, organizing bankers into industry, product and geographic groups within our Investment Banking segment. Business services provided to corporations and governments worldwide can be separated into:

Global Finance – We serve our clients’ capital raising needs through underwriting, private placements, leveraged finance and other activities associated with debt and equity products.

Advisory Services – We provide business advisory services with respect to mergers and acquisitions, divestitures, restructurings and other corporate activities.

Investment Banking Results of Operations

	Three Months			Six Months
	Ended May 31,		Percent	Ended May 31,		Percent
In millions	2007	2006	Change	2007	2006	Change
Investment banking net revenues(1)	$1,150	$741	55%	$2,000	$1,576	27%
Non-interest expenses	812	577	41	1,472	1,182	25
Income before taxes	$ 338	$164	106%	$ 528	$ 394	34%

  (1)   Investment banking revenues are net of related underwriting expenses.

Investment Banking net revenues for the three and six months ended 2007 increased 55% and 27%, respectively, compared to the corresponding 2006 periods, driven by record revenues in both Global Finance and Advisory Services.

Non-interest expenses rose 41% and 25% for the 2007 three and six months, respectively, compared to the corresponding 2006 periods, primarily attributable to an increase in compensation and benefits expense and business development expense.

Income before taxes was $338 million and $528 million for the 2007 three and six months, respectively, which increased 106% and 34% compared to the corresponding 2006 periods. Pre-tax margin increased to 29% and 26% for the 2007 three and six months, respectively, which is up from 22% and 25% compared to the corresponding

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

2006 periods.

Investment Banking Revenues1

	Three Months			Six Months
	Ended May 31,		Percent	Ended May 31,		Percent
In millions	2007	2006	Change	2007	2006	Change
Global Finance—Debt	$ 540	$289	87%	$ 968	$ 699	38%
Global Finance—Equity	333	208	60	508	407	25
Advisory Services	277	244	14	524	470	11
	$1,150	$741	55%	$2,000	$1,576	27%

Global Finance—Debt net revenues of $540 million and $968 million for the 2007 three and six months increased 87% and 38%, respectively, compared to the corresponding 2006 periods. These results were primarily attributable to record leveraged finance revenue. On a year-to-date comparison basis, the percentage increase in our Global Finance—Debt volumes was lower than the percentage increase in the overall market; however, as compared to the prior quarter, the percentage increase in our volumes rose more than that of the overall market. Our debt origination fee backlog at May 31, 2007 is $616 million. Debt origination backlog may not be indicative of the level of future business due to the frequent use of the shelf registration process and changes in overall market conditions.

Global Finance—Equity net revenues reached $333 million and $508 million for the 2007 three and six months, an increase of 60% and 25%, respectively, compared to the corresponding 2006 periods. The increase is primarily due to strong IPO-related revenues and higher client solution activity associated with capital market transactions compared to the corresponding 2006 periods. The continued development of our Global Finance—Equity practice in the Asian region contributed to this overall performance. Our equity underwriting market volumes for the three months ended May 31, 2007 increased 29% compared to the three months ended May 31, 2006, the percentage increase in our volumes was more than that of the overall market. Our equity-related fee backlog (for both filed and unfiled transactions) at May 31, 2007 is $422 million; however, that measure may not be indicative of the level of future business due to changes in overall market conditions.

Advisory Services net revenues of $277 million and $524 million for the 2007 three and six months represent an increase of 14% and 11%, respectively, compared to the corresponding 2006 periods. Our completed transaction volumes for the 2007 three and six months increased 70% and 84%, respectively, compared to the corresponding 2006 periods while industry-wide completed transaction volumes increased 20% and 22% over the same three- and six-month periods. Similarly and over the same comparative periods, our announced transaction volumes increased 133% and 99%, respectively, compared to industry-wide announced transaction volumes that increased 84% and 60%. Our M&A fee backlog at May 31, 2007 is a record $521 million; however, our M&A fee backlog may not be indicative of the level of future business due to changes in overall market conditions.

Investment Management

The Investment Management business segment consists of:

Asset Management – We provide customized investment management services for high net worth clients, mutual funds and other small and middle market institutional investors. Asset Management also serves as general partner for private equity and other alternative investment partnerships.

Private Investment Management – We provide investment, wealth advisory and capital markets execution services to high net worth and middle market institutional clients.

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

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Investment Management Results of Operations

	Three Months			Six Months
	Ended May 31,		Percent	Ended May 31,		Percent
In millions	2007	2006	Change	2007	2006	Change
Principal transactions	$243	$118	106%	$ 407	$ 240	70%
Commissions	175	154	14	334	304	10
Interest and dividends	11	6	83	23	8	188
Asset management and other	384	326	18	772	640	21
Total revenues	813	604	35	1,536	1,192	29
Interest expense	45	12	275	73	20	265
Net revenues	768	592	30	1,463	1,172	25
Non-interest expenses	580	471	23	1,135	932	22
Income before taxes	$188	$121	55%	$ 328	$ 240	37%

Investment Management achieved net revenues of $768 million and $1.5 billion for the 2007 three and six months, respectively, which increased 30% and 25% compared to the corresponding 2006 periods. Both Asset Management and Private Investment Management achieved record net revenues in the 2007 three and six months.

Non-interest expense rose 23% and 22% for the 2007 three and six months, respectively, compared to the corresponding 2006 periods, driven by higher compensation and benefits related to higher level of revenues and headcount, as well as increased non-personnel expenses from continued expansion of the business, especially in non-Americas regions.

Income before taxes was $188 million and $328 million for the 2007 three and six months, respectively, which increased 55% and 37% compared to the corresponding 2006 periods. Pre-tax margin increased to 24% and 22% for the 2007 three and six months, respectively, from 20% in each corresponding 2006 period.

The following tables set forth our Asset Management and Private Investment Management net revenues. Changes in and composition of assets under management are also presented.

Investment Management Net Revenues

	Three Months			Six Months
	Ended May 31,		Percent	Ended May 31,		Percent
In millions	2007	2006	Change	2007	2006	Change
Asset Management	$460	$347	33%	$ 876	$ 715	23%
Private Investment Management	308	245	26	587	457	28
	$768	$592	30%	$1,463	$1,172	25%

Asset Management net revenues increased 33% and 23% to a record $460 million and $876 million for the 2007 three and six months, respectively, compared to the corresponding 2006 periods. These results were achieved through strong growth in assets under management across most products, increases in management fees and gains from minority investments in alternative asset managers.

Private Investment Management net revenues rose 26% and 28% to a record $308 million and $587 million for the three and six months, respectively, compared to the corresponding 2006 periods. The record results were driven by increased client activity across most products.

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Changes in Assets Under Management

	Three Months			Six Months
	Ended May 31,		Percent	Ended May 31,		Percent
In billions	2007	2006	Change	2007	2006	Change
Opening balance	$236	$188	26%	$225	$175	29%
Net additions	16	9	78	24	18	33
Net market appreciation	11	1	N/M	14	5	180
Total increase	$ 27	$ 10	170%	$ 38	$ 23	65%
Ending balance	$263	$198	33%	$263	$198	33%

Assets under management rose to a record $263 billion at May 31, 2007, up from $236 billion at February 28, 2007 and $225 billion at November 30, 2006. The increase reflects: (i) net inflows of $16 billion from February 28, 2007 and $24 billion from November 30, 2006; and (ii) net market appreciation of $11 billion from February 28, 2007 and $14 billion from November 30, 2006.

Assets under management at May 31, 2007 increased $65 billion or 33% compared to May 31, 2006, composed of net inflows of $41 billion plus net market appreciation of $24 billion.

Composition of Assets Under Management

				Percent Change
	May 31,	November 30,	May 31,	to May 31, 2007
In billions	2007	2006	2006	November 30, 2006	May 31, 2006
Equity	$108	$ 95	$ 86	14%	26%
Fixed income	65	61	56	7	16
Money markets	64	48	38	33	68
Alternative investments	26	21	18	24	44
	$263	$225	$198	17%	33%

Geographic Revenues

We organize our operations into three geographic regions:

•      Europe, inclusive of our operations in the Middle East;

•      Asia Pacific, inclusive of our operations in Australia and India; and

•      Americas, inclusive of our operations in North, South and Central America.

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Revenues by Geographic Region

	Three Months			Six Months
	Ended May 31,		Percent	Ended May 31,		Percent
In millions	2007	2006	Change	2007	2006	Change
Europe	$1,829	$1,088	68%	$ 3,197	$2,209	45%
Asia Pacific	762	469	62	1,356	1,052	29
Total Non–Americas	2,591	1,557	66	4,553	3,261	40
U.S.	2,888	2,808	3	5,916	5,542	7
Other Americas	33	46	(28)	90	69	30
Total Americas	2,921	2,854	2	6,006	5,611	7
Net revenues	$5,512	$4,411	25%	$10,559	$8,872	19%

Non-Americas net revenues rose to a record $2.6 billion and $4.6 billion for the 2007 three and six months, respectively, representing increases from the corresponding 2006 periods of 66% and 40%. Non-U.S. net revenues represented 48% and 44% of total net revenues for the 2007 three and six months, respectively, in comparison to the corresponding 2006 periods, in which the non-U.S. share of net revenues was 36% and 38%. These increases were achieved through record revenues in Capital Markets, Investment Banking and Investment Management in our European region, and record revenues in Capital Markets in our Asian region.

Net revenues in Europe were $1.8 billion and $3.2 billion for the 2007 three and six months, respectively, representing increases from the corresponding 2006 periods of 68% and 45%. The region’s Capital Markets net revenues were driven by significant improvements in real estate and credit products. Investment Banking net revenues increased due to strong performances in mergers and acquisitions and leveraged finance. Investment Management net revenues rose on gains from minority stake investments in asset managers, successful Private Equity fund launches and record assets under management balances.

Our Asia Pacific geographic segment’s net revenues increased to $762 million and $1.4 billion for the 2007 three and six months, respectively, representing increases from the corresponding 2006 periods of 62% and 29%. Capital Markets was driven by strong performances in real estate, collateralized debt obligations, equity volatility and prime brokerage services. Investment Banking was driven by a strong performance within the equity origination and debt origination businesses, especially in China.

Net revenues by geographic region are based upon the location of the senior coverage banker or investment advisor in the case of Investment Banking or Asset Management, respectively, or where the position was risk managed in the case of Capital Markets and Private Investment Management. Additionally, certain revenues associated with U.S. products and services that result from relationships with international clients have been classified as international revenues using an allocation consistent with our internal reporting.

Critical Accounting Policies and Estimates

The following is a summary of our critical accounting policies that may involve a higher degree of management judgment and in some instances complexity in application. For a further discussion of these and other accounting policies, see Note 1 “Summary of Significant Accounting Policies” to our Consolidated Financial Statements.

Use of Estimates

We make estimates in certain circumstances required by generally accepted accounting principles. Those estimates affect reported amounts and disclosures. In preparing our Consolidated Financial Statements and accompanying notes, management makes estimates in determining: fair value of financial instruments; valuation of identifiable, intangible assets and goodwill; potential losses from litigation, regulatory proceedings and/or tax examinations; recognition of deferred taxes; and fair value of equity based compensation. Estimates incorporated into reported amounts may materially differ from actual results.

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Valuation of Financial Instruments

We measure Financial instruments and other inventory positions owned, excluding Real estate held for sale, and Financial instruments and other inventory positions sold but not yet purchased at fair value. We account for Real estate held for sale at the lower of its carrying amount or fair value less cost to sell. Gains or losses from Financial instruments and other inventory positions owned and Financial instruments and other inventory positions sold but not yet purchased are reflected in Principal transactions in the Consolidated Statement of Income as incurred.

We adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”) in the first quarter of 2007. Fair value measurements approximate the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The degree of judgment utilized in measuring the fair value of financial instruments generally correlates to the level of pricing observability. Financial instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices in active markets generally have more pricing observability and less judgment utilized in measuring fair value. Conversely, financial instruments rarely traded or not quoted have less observability and are measured at fair value using valuation models that require more judgment. Pricing observability is impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established and the characteristics specific to the transaction.

For a further discussion regarding the measure of Financial instruments and other inventory positions owned, excluding Real estate held for sale, and Financial instruments and other inventory positions sold but not yet purchased at fair value, see Note 4, “Fair Value of Financial Instruments” to the Consolidated Financial Statements.

Identifiable Intangible Assets and Goodwill

Determining the carrying values and useful lives of certain assets acquired and liabilities assumed associated with business acquisitions—intangible assets in particular—requires significant judgment. At least annually and using measurement techniques, we are required to assess whether goodwill and other intangible assets have been impaired. Periodically estimating the fair value of a reporting unit and carrying values of intangible assets with indefinite lives involves significant judgment and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant effect on whether or not an impairment charge is recognized and the magnitude of such a charge. We completed our last impairment test on goodwill and other intangible assets as of August 31, 2006, and no impairment was identified.

Special Purpose Entities

We enter into various transactions with special purpose entities (“SPEs”). The assessment of whether accounting criteria for consolidation are met requires management to exercise judgment. We undertake analyses regarding the future performance of assets held by the SPE that require estimates of the fair value of assets, future cash flows, market and credit risk and other significant factors. Additionally, we make judgments as to whether the SPEs’ activities are sufficiently limited. For a further discussion, see Note 6, “Securitizations and Special Purpose Entities” to the Consolidated Financial Statements.

Legal, Regulatory and Tax Proceedings

In the normal course of business we have been named as a defendant in a number of lawsuits and other legal and regulatory proceedings. Such proceedings include actions brought against us and others with respect to transactions in which we acted as an underwriter or financial advisor, actions arising out of our activities as a broker or dealer in securities and commodities and actions brought on behalf of various classes of claimants against many securities firms, including us. In addition, our business activities are reviewed by various taxing authorities around the world with regard to corporate income tax rules and regulations. We provide for potential losses that may arise out of legal, regulatory and tax proceedings to the extent such losses are probable and can be estimated. Those determinations require significant judgment. For a further discussion, see Note 8, “Commitments, Contingencies and Guarantees” to the Consolidated Financial Statements.

Liquidity, Funding and Capital Resources

We establish guidelines for the level and composition of our liquidity pool and asset funding; the makeup and size of our balance sheet; and the utilization of our equity. Management monitors our adherence to these guidelines.

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity

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

•      The funding of commitments to extend credit made by Holdings and certain unregulated subsidiaries based on a probabilistic model. The funding of commitments to extend credit made by our regulated subsidiaries (including our banks) is covered by the liquidity pools maintained by these regulated subsidiaries. For additional information, see “Lending-Related Commitments” in this MD&A and Note 8, “Commitments, Contingencies and Guarantees” to the Consolidated Financial Statements.

•      The anticipated impact of adverse changes on secured funding – either in the form of a greater difference between the market and pledge value of assets (also known as “haircuts”) or in the form of reduced borrowing availability.

•      The anticipated funding requirements of equity repurchases as we manage our equity base (including offsetting the dilutive effect of our employee incentive plans). See “–Equity Management” below.

In addition, the liquidity pool is sized to cover the impact of a one notch downgrade of Holdings’ long-term debt ratings, including the additional collateral that would be required for our derivative contracts and other secured funding arrangements. See “–Credit Ratings” below.

The liquidity pool is invested in highly liquid instruments, including cash equivalents, G-7 government bonds and U.S. agency securities, investment grade asset and mortgage–backed securities and other liquid securities that we believe have a highly reliable pledge value. We calculate our liquidity pool on a daily basis.

At May 31, 2007, the estimated pledge value of the liquidity pool available to Holdings was $25.7 billion, which is in excess of the items discussed above. Additionally, our regulated subsidiaries, such as our broker-dealers and bank institutions, maintain their own liquidity pools to cover their stand-alone one year expected cash funding needs in a stressed liquidity environment. The estimated pledge value of the liquidity pools held by our regulated subsidiaries totaled an additional $53.9 billion at May 31, 2007.

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

As part of our funding strategy, we also take steps to mitigate our main sources of contingent liquidity risk as follows:

•      Commitments to extend credit - Cash capital is utilized to cover a probabilistic estimate of expected funding of commitments to extend credit. For a further discussion of our commitments, see “Lending-

1   Cash capital consists of stockholders’ equity, portions of core deposit liabilities at our bank subsidiaries, and liabilities with remaining terms of over one year.

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Related Commitments” in this MD&A and Note 8, “Commitments, Contingencies and Guarantees,” to the Consolidated Financial Statements.

•      Ratings downgrade - Cash capital is utilized to cover the liquidity impact of a one notch downgrade on Holdings. A ratings downgrade would increase the amount of collateral to be posted against our derivative contracts and other secured funding arrangements. For a further discussion on the credit ratings and its effects, see “Credit Ratings” below.

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

Our policy is to operate with an excess of long-term funding sources over our long-term funding requirements (“cash capital surplus”). We seek to maintain a cash capital surplus at Holdings of at least $2.0 billion. As of May 31, 2007 and November 30, 2006, our cash capital surplus at Holdings totaled $2.5 billion and $6.0 billion, respectively. Additionally, cash capital surpluses in regulated entities at May 31, 2007 and November 30, 2006 amounted to $9.2 billion and $10.0 billion, respectively.

We hedge the majority of foreign exchange risk associated with investments in subsidiaries in non–U.S. dollar currencies using long-term debt and forwards.

Diversification of funding sources. We seek to diversify our funding sources. We issue long-term debt in multiple currencies and across a wide range of maturities to tap many investor bases, thereby reducing our reliance on any one source.

•      During 2007, we issued $39.8 billion of long-term borrowings. Long-term borrowings (less current portion) increased to $100.8 billion at May 31, 2007 from $81.2 billion at November 30, 2006 principally to support the growth in our assets, as well as pre-funding a portion of 2007 maturities. The weighted-average maturities of long-term borrowings were 6.7 years and 6.3 years at May 31, 2007 and November 30, 2006, respectively.

•      We diversify our issuances geographically to minimize refinancing risk and broaden our debt-holder base. As of May 31, 2007, 53% of our long-term debt was issued outside the United States.

•      We typically issue in sufficient size to create a liquid benchmark issuance (i.e., sufficient size to be included in the Lehman Bond Index, a widely used index for fixed income asset managers).

•      In order to minimize refinancing risk, we establish threshold amounts of our long-term borrowings anticipated to mature within any quarter (12.5%), half-year (17.5%) and full-year (30.0%) intervals. At May 31, 2007, those limits were $12.6 billion, $17.6 billion and $30.2 billion, respectively. If we were to operate with debt above these levels, we would not include the additional amount as a source of cash capital.

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

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The quarterly long-term borrowings maturity schedule over the next five years at May 31, 2007 is as follows:

Long-Term Borrowings Maturity Profile Chart(1)

(1)     Included in long-term debt is $2.2 billion of structured notes with contingent early redemption features linked to market prices or other triggering events (e.g., the downgrade of a reference obligation underlying a credit-linked note). In the above maturity table, these notes are shown at their contractual maturity. In determining the cash capital value of these notes, however, we exclude the portion reasonably expected to mature within twelve months, $0.5 billion, from our cash capital sources at May 31, 2007.

•      We use both committed and uncommitted bilateral and syndicated long-term bank facilities to complement our long-term debt issuance. In particular, Holdings maintains a $2.0 billion unsecured, committed revolving credit agreement with a syndicate of banks which expires in February 2009. In addition, we maintain a $2.5 billion multi-currency unsecured, committed revolving credit facility with a syndicate of banks for Lehman Brothers Bankhaus AG (“Bankhaus”) which expires in April 2010. Our ability to borrow under such facilities is conditioned on complying with customary lending conditions and covenants. We have maintained compliance with the material covenants under these credit agreements at all times. As of May 31, 2007, there were no borrowings against Holdings’ or Bankhaus’ credit facilities, although under both facilities we borrowed and re-paid those borrowings during the three month period.

•      We have established a $2.4 billion conduit that issues secured liquidity notes to pre-fund high grade loan commitments. This is fully backed by a triple-A rated, third-party, one-year revolving liquidity back stop. Additionally, we have established a conduit that issues secured liquid notes to provide funding for our contingent acquisition commitments. We are contingently committed to provide financing to the conduit if the conduit is unable to remarket the secured liquidity notes upon their maturity, generally in two years time.

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

•      We own three bank entities: Lehman Brothers Bank, a U.S.-based thrift institution, Lehman Brothers Commercial Bank, a U.S.-based industrial bank, and Bankhaus, a German bank. These regulated bank entities operate in a deposit-protected environment and are able to source low-cost unsecured funds that are primarily term deposits. These are generally insulated from a company-specific or market liquidity event, thereby providing a reliable funding source for our mortgage products and selected loan assets and increasing our funding diversification. Overall, these bank institutions have raised $21.7 billion and $21.4 billion of customer deposit liabilities as of May 31, 2007 and November 30, 2006, respectively.

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

Balance Sheet

Our balance sheet consists primarily of Cash and cash equivalents, Financial instruments and other inventory positions owned, and collateralized agreements. The liquid nature of these assets provides us with flexibility in financing and managing our business. The majority of these assets are funded on a secured basis through collateralized financings.

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

At May 31, 2007 and November 30, 2006 our net assets were composed of the following items:

Net Assets

In millions	May 31, 2007	November 30, 2006
Total assets	$ 605,861	$ 503,545
Cash and securities segregated and on deposit for regulatory and other purposes	(7,154)	(6,091)
Securities received as collateral	(8,317)	(6,099)
Securities purchased under agreements to resell	(130,953)	(117,490)
Securities borrowed	(118,118)	(101,567)
Identifiable intangible assets and goodwill	(3,652)	(3,362)
Net assets	$ 337,667	$ 268,936

Cash. Cash and cash equivalents of $5.3 billion at May 31, 2007 decreased by $0.7 billion from November 30, 2006, as net cash provided by financing activities of $24.0 billion was more than offset by net cash used in operating activities of $23.8 billion—attributable primarily to growth in financial instruments and other inventory positions owned—and net cash used in investing activities of $0.8 billion.

Assets. At May 31, 2007, our total assets increased by 20% to $605.9 billion from $503.5 billion at November 30, 2006, due to an increase in secured financing transactions and net assets. Net assets at May 31, 2007 increased $68.7 billion due to increases across all inventory categories, as well as an increase in client secured receivables, as capital markets activities continue to increase. Mortgage and mortgage-backed positions owned increased primarily as a result of higher commercial mortgage loans, as well as an increase in residential mortgage loans for which the Company is not at risk (i.e., loans sold to securitization trusts which did not meet the criteria under SFAS 140 for sale treatment – for a further discussion of our inventory, see Note 3, “Financial Instruments and Other Inventory Positions,” and Note 6, “Securitizations and Special Purpose Entities,” to the Consolidated Financial Statements).

Our calculation of Net assets excludes: (i) certain low-risk, non-inventory assets (including Cash and securities segregated and on deposit for regulatory and other purposes, Securities received as collateral, Securities purchased under agreements to resell and Securities borrowed); and (ii) Identifiable intangible assets and goodwill. We believe net assets to be a more useful measure of our assets because it excludes certain low-risk, non-inventory assets. Our calculation of Net assets may not be comparable to other, similarly titled calculations by other companies as a result of different calculation methodologies.

Illiquid Assets. Our balance sheet contains assets of a less liquid nature, primarily those categorized as Real estate held for sale, certain High yield instruments and Private equity and other principal investments.

Real estate held for sale.  We invest in real estate through direct investments in equity and debt. We record real estate held for sale at the lower of its carrying amount or fair value less cost to sell. The assessment of fair value less cost to sell generally requires the use of management estimates and generally is based on property appraisals provided by third parties and also incorporates an analysis of the related property cash flow projections. We had real estate investments of approximately $15.9 billion and $9.4 billion at May 31, 2007 and November 30, 2006, respectively. Because portions of these assets have been financed on a non-recourse basis, our net investment position was limited to $12.5 billion and $5.9 billion at May 31, 2007 and November 30, 2006, respectively.

High yield instruments. We underwrite, syndicate, invest in and make markets in high yield corporate debt securities and loans. For purposes of this discussion, high yield instruments are defined as securities of or loans to companies rated BB+ or lower or equivalent ratings by recognized credit rating agencies, as well as non-rated securities or loans that, in management’s opinion, are non-investment grade. High yield debt instruments generally involve greater risks than investment grade instruments and loans due to the issuer’s creditworthiness and the lower liquidity of the market for such instruments, generally. In addition, these issuers generally have relatively higher levels of indebtedness resulting in an increased sensitivity to adverse economic conditions. We seek to reduce these risks through active hedging strategies and through the diversification of our products and counterparties.

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

High yield instruments are carried at fair value, with unrealized gains and losses reflected in Principal transactions in the Consolidated Statement of Income. Our high yield instruments at May 31, 2007 and November 30, 2006 were as follows:

In millions	May 31, 2007	November 30, 2006
Bonds and loans in liquid trading markets	$17,066	$11,481
Loans held awaiting securitization and/or syndication(1)	3,048	4,132
Loans and bonds with little or no pricing transparency	405	316
High yield instruments	20,519	15,929
Credit risk hedges(2)	(2,424)	(3,111)
High yield position, net	$18,095	$12,818

(1)       Loans held awaiting securitization and/or syndication primarily represent warehouse lending activities for collateralized loan obligations.

(2)       Credit risk hedges represent financial instruments with offsetting risk to the same underlying counterparty, but exclude other credit and market risk mitigants which are highly correlated, such as index, basket and/or sector hedges.

At May 31, 2007 and November 30, 2006, the largest industry concentrations were 34% and 20%, respectively, both periods’ concentrations were within the finance and insurance industry classifications. The largest geographic concentrations at May 31, 2007 and November 30, 2006 were 58% and 53%, respectively, in the Americas. We mitigate our aggregate and single-issuer net exposure through the use of derivatives, non-recourse financing and other financial instruments.

Private equity and other principal investments. Our Private Equity business operates in six major asset classes: Merchant Banking, Real Estate, Venture Capital, Credit-Related Investments, Private Funds Investments and Infrastructure. We have raised privately-placed funds in these asset classes, for which we act as general partner and in which we have general and in many cases limited partner interests. In addition, we generally co-invest in the investments made by the funds or may make other non-fund-related direct investments. At May 31, 2007 and November 30, 2006, our private equity related investments totaled $3.2 billion and $2.1 billion, respectively. The real estate industry represented the highest concentrations at 27% and 30% at May 31, 2007 and November 30, 2006, respectively, and the largest single investment was approximately $203 million and $80 million, at those respective dates.

Our private equity investments are measured at fair value based on our assessment of each underlying investment, incorporating valuations that consider expected cash flows, earnings multiples and/or comparisons to similar market transactions among other factors. Valuation adjustments, which usually involve the use of significant management estimates, are an integral part of pricing these instruments, reflecting consideration of credit quality, concentration risk, sale restrictions and other liquidity factors. For additional information about our private equity and other principal investment activities, including related commitments, see Note 8, “Commitments, Contingencies and Guarantees” to the Consolidated Financial Statements.

Equity Management

The management of equity is a critical aspect of our capital management. Determining the appropriate amount of equity capital base is dependent on a number of variables, including the amount of equity needed given our estimation of risk in our business activities; the capital required by laws or regulations, leverage thresholds required by the consolidated supervised entity (“CSE”) rules, and credit rating agencies’ perspectives of capital sufficiency.

We continuously evaluate deployment alternatives for our equity with the objective of maximizing shareholder value. In periods where we determine our levels of equity to be beyond those necessary to support our business activities, we may return capital to shareholders through dividend payments or stock repurchases.

We maintain a stock repurchase program to manage our equity capital. In January 2007, our Board of Directors authorized the repurchase, subject to market conditions, of up to 100 million shares of Holdings common stock for the management of our equity capital, including offsetting dilution due to employee stock awards. This authorization superseded the stock repurchase program authorized in 2006. Our stock repurchase program is effected through regular open-market purchases, as well as through employee transactions where employees tender shares of common

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

stock to pay for the exercise price of stock options, and the required tax withholding obligations upon option exercises and conversion of restricted stock units (“RSUs”) to freely-tradable common stock.

Over the course of our 2007 second quarter, we repurchased through open-market purchases or withheld from employees for the purposes described above approximately 7.2 million shares of our common stock at an aggregate cost of approximately $532 million, or $73.83 per share. In total, we repurchased and withheld 28.2 million shares during 2007 for a total consideration of approximately $2.2 billion. During 2007, we issued 9.1 million shares resulting from employee stock option exercises and another 15.0 million shares were issued out of treasury stock to an irrevocable grantor trust (the “RSU Trust”).

Capital Ratios

Net Leverage. The relationship of assets to equity is one measure of a company’s capital adequacy. Generally, this ratio is computed by dividing assets by stockholders’ equity. We believe that a more meaningful, comparative ratio for companies in the securities industry is net leverage, which is the result of net assets divided by tangible equity capital.

Our net leverage ratio is calculated as net assets divided by tangible equity capital. We calculate net assets by excluding from total assets: (i) cash and securities segregated and on deposit for regulatory and other purposes; (ii) securities received as collateral; (iii) securities purchased under agreements to resell, (iv) securities borrowed; and (v) identifiable intangible assets and goodwill. We believe net leverage based on net assets to be a more useful measure of leverage, because it excludes certain low-risk, non-inventory assets and utilizes tangible equity capital as a measure of our equity base. We calculate tangible equity capital by including stockholders’ equity and junior subordinated notes and excluding identifiable intangible assets and goodwill. We believe net leverage based on tangible equity to be a more meaningful measure of our equity base as it includes instruments we consider to be equity-like due to their subordinated nature, long-term maturity and interest deferral features and excludes that which we do not consider available to support our remaining net assets. These measures may not be comparable to other, similarly titled calculations by other companies as a result of different calculation methodologies.

Tangible equity capital, leverage and net leverage are computed as follows at May 31, 2007 and November 30, 2006:

Tangible Equity Capital and Net Leverage Ratio

	May 31,	November 30,
In millions	2007	2006
Total stockholders’ equity	$21,129	$19,191
Junior subordinated notes (1), (2)	4,404	2,738
Identifiable intangible assets and goodwill	(3,652)	(3,362)
Tangible equity capital	$21,881	$18,567
Total assets	$605,861	$503,545
Leverage ratio	28.7x	26.2x
Net assets	$337,667	$268,936
Net leverage ratio	15.4x	14.5x

(1)     See Note 8, “Commitments, Contingencies and Guarantees,” to the Consolidated Financial Statements.

(2)     Our definition for tangible equity capital limits the amount of junior subordinated notes and preferred stock included in the calculation to 25% of aggregate tangible equity capital. The amount excluded this period is approximately $117 million.

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Included below are the changes in our tangible equity capital for the six months ended May 31, 2007 and year ended November 30, 2006:

Tangible Equity Capital

	May 31,	November 30,
In millions	2007	2006
Beginning tangible equity capital	$18,567	$15,564
Net income	2,419	4,007
Dividends on common stock	(177)	(276)
Dividends on preferred stock	(34)	(66)
Common stock open-market repurchases	(2,039)	(2,678)
Common stock withheld from employees (1)	(172)	(1,003)
Equity-based award plans (2)	1,802	2,396
Net change in junior subordinated notes included in tangible equity (3)	1,666	712
Change in identifiable intangible assets and goodwill	(290)	(106)
Other, net (4)	139	17
Ending tangible equity capital	$21,881	$18,567

 (1)       Represents shares of common stock withheld in satisfaction of the exercise price of stock options and tax withholding obligations upon option exercises and conversion of RSUs.

 (2)       This represents the sum of (i) proceeds received from employees upon the exercise of stock options, (ii) the incremental tax benefits from the issuance of stock-based awards and (iii) the value of employee services received - as represented by the amortization of deferred stock compensation.

 (3)       Junior subordinated notes are deeply subordinated and have a long-term maturity and interest deferral features and are utilized in calculating equity capital by leading rating agencies.

 (4)       Other, net for 2007 includes a $67 million net increase to retained earnings from adoption of SFAS No. 157 and SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). See “Accounting and Regulatory Developments” below for additional information. Other, net for 2006 includes a $6 million net decrease to retained earnings from the initial adoption of under SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS 155”) and SFAS No. 156, Accounting for Servicing of Financial Assets.

Primary Equity Double Leverage. Primary equity double leverage ratio is the comparison of equity investments in subsidiaries to total equity capital (the sum of total stockholders’ equity and junior subordinated notes). As of May 31, 2007, our equity investment in subsidiaries was $22.0 billion and our total equity capital computed to $25.5 billion. We aim to maintain a primary equity double leverage ratio (the ratio of equity investments in Holdings’ subsidiaries to its total equity capital) of 1.0x or below. Our primary equity double leverage ratio was 0.86x as of May 31, 2007 and 0.88x as of November 30, 2006. We believe total equity capital to be a more meaningful measure of our equity than stockholders’ equity because, as stated above, junior subordinated notes are equity-like due to their subordinated nature, long-term maturity and interest deferral features. We believe primary equity double leverage based on total equity capital to be a useful measure of our equity investments in subsidiaries. Our calculation of primary equity double leverage may not be comparable to other, similarly titled calculations by other companies as a result of different calculation methodologies.

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

At May 31, 2007, the short- and long-term senior borrowings ratings of Holdings and LBI were as follows:

Credit Ratings
	Holdings		LBI
	Short-term	Long-term	Short-term	Long-term

Standard & Poor’s Ratings Services	A-1	A+	A-1+	AA-
Moody’s Investors Service	P-1	A1	P-1	Aa3
Fitch Ratings	F-1+	A+	F-1+	A+
Dominion Bond Rating Service Limited	R-1 (middle)	A (high)	R-1 (middle)	AA (low)

On June 28, 2007, Fitch Ratings upgraded Holdings’ long-term senior borrowing rating to AA-.

At May 31, 2007, counterparties had the right to require us to post additional collateral pursuant to derivative contracts and other secured funding arrangements of approximately $0.9 billion. Additionally, at that date we would have been required to post additional collateral pursuant to such arrangements of approximately $0.2 billion in the event we were to experience a downgrade of our senior debt rating of one notch and $2.7 billion in the event we were to experience a downgrade of our senior debt rating of two notches.

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

Through our high grade (investment grade) and high yield (non-investment grade) sales, trading and underwriting activities, we make commitments to extend credit in loan syndication transactions. These commitments and any related drawdowns of these facilities typically have fixed maturity dates and are contingent on certain representations, warranties and contractual conditions applicable to the borrower. We define high yield exposures as securities of or loans to companies rated BB+ or lower or equivalent ratings by recognized credit rating agencies, as well as non-rated securities or loans that, in management’s opinion, are non-investment grade.

We had commitments to investment grade borrowers at May 31, 2007 and November 30, 2006 of $19.6 billion (net credit exposure of $6.6 billion, after consideration of hedges) and $17.9 billion (net credit exposure of $4.9 billion, after consideration of hedges), respectively. We had commitments to non-investment grade borrowers of $10.7 billion (net credit exposure of $9.4 billion, after consideration of hedges) and $7.6 billion (net credit exposure of $5.9 billion, after consideration of hedges) at May 31, 2007 and November 30, 2006, respectively.

We provide contingent commitments to investment and non-investment grade counterparties related to acquisition financing. We do not believe contingent acquisition commitments are necessarily indicative of actual risk or funding requirements as funding is dependent both upon a proposed transaction being completed and the acquiror fully utilizing our commitment. Typically, these commitments are made to a potential acquiror in a proposed acquisition, which may or may not be completed depending on whether the potential acquiror to whom we have provided our commitment is successful. In addition, acquirors generally utilize multiple financing sources, including other investment and commercial banks, as well as accessing the general capital markets for completing transactions. Further, our past practice, consistent with our credit facilitation framework, has been to substantially distribute acquisition financings through loan syndications to investors prior to the acquisition funding. Therefore, our contingent acquisition commitments are generally significantly greater than the amounts we will ultimately fund. Additionally, the contingent borrower’s ability to draw on the commitment is typically subject to there being no material adverse change in the borrower’s financial conditions, among other factors. Commitments also generally contain certain flexible pricing features to adjust for changing market conditions prior to closing.

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

We provided contingent commitments to investment grade counterparties related to acquisition financing of approximately $7.0 billion and $1.9 billion at May 31, 2007 and November 30, 2006, respectively. In addition, we provided contingent commitments to non-investment grade counterparties related to acquisition financing of approximately $43.9 billion and $12.8 billion at May 31, 2007 and November 30, 2006, respectively.

In addition, through our mortgage origination platforms we make commitments to extend mortgage loans. At May 31, 2007 and November 30, 2006, we had outstanding mortgage commitments of approximately $15.4 billion and $12.2 billion, respectively, including $9.6 billion and $7.0 billion of residential mortgages and $5.8 billion and $5.2 billion of commercial mortgages. The residential mortgage loan commitments require us to originate mortgage loans at the option of a borrower generally within 90 days at fixed interest rates. We sell residential mortgage loans, once originated, primarily through securitizations.

In connection with our financing activities, we had outstanding commitments under certain collateralized lending arrangements of approximately $6.2 billion and $7.4 billion at May 31, 2007 and November 30, 2006, respectively. These commitments require borrowers to provide acceptable collateral, as defined in the agreements, when amounts are drawn under the lending facilities. Advances made under these lending arrangements typically are at variable interest rates and generally provide for over-collateralization. In addition, at May 31, 2007, we had commitments to enter into forward starting secured resale and repurchase agreements, primarily secured by government and government agency collateral, of $54.7 billion and $41.5 billion, respectively, compared to $44.4 billion and $31.2 billion, respectively, at November 30, 2006.

Lending-related commitments at May 31, 2007 and November 30, 2006 were as follows:

						Total Contractual
	Expiration per Period at May 31, 2007					Amount
			2009-	2011-	2013-	May	November
In millions	2007	2008	2010	2012	Later	31, 2007	30, 2006
Lending commitments
High grade (1)	$ 1,623	$ 1,965	$ 4,974	$ 10,933	$ 146	$ 19,641	$ 17,945
High yield (2)	2,139	1,333	1,160	3,549	2,485	10,666	7,558
Contingent acquisition facilities
Investment grade	5,036	1,950	—	—	—	6,986	1,918
Non-investment grade	27,014	16,872	—	—	—	43,886	12,766
Mortgage commitments	12,573	329	1,644	408	423	15,377	12,246
Secured lending transactions	96,230	3,582	466	615	1,555	102,448	82,987

(1)              We view our net credit exposure for high grade commitments, after consideration of hedges, to be $6.6 billion and $4.9 billion at May 31, 2007, and November 30, 2006, respectively.

(2)              We view our net credit exposure for high yield commitments, after consideration of hedges, to be $9.4 billion and $5.9 billion at May 31, 2007 and November 30, 2006, respectively.

For additional information about lending-related commitments, see Note 8, “Commitments, Contingencies and Guarantees” to the Consolidated Financial Statements.

Off-Balance-Sheet Arrangements

In the normal course of business we engage in a variety of off-balance-sheet arrangements, including certain derivative contracts meeting the Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”), definition of a guarantee that may require future payments. Other than lending-related commitments already discussed above in “Lending-Related Commitments,” the following table summarizes our off-balance-sheet arrangements at May 31, 2007 and November 30, 2006 as follows:

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

						Notional/
	Expiration per Period at May 31, 2007					Maximum amount
			2009-	2011-	2013 and	May	November
In millions	2007	2008	2010	2012	Later	31, 2007	30, 2006
Derivative contracts (1)	$68,234	$75,614	$157,219	$140,385	$244,363	$685,815	$534,585
Municipal-securities-related
commitments	671	700	617	133	2,564	4,685	1,599
Other commitments with
variable interest entities	662	1,596	2,984	301	2,997	8,540	4,902
Standby letters of credit	1,795	219	—	—	—	2,014	2,380
Private equity and other
principal investment
commitments	2,077	2,440	589	273	—	5,379	1,088

(1)              We believe the fair value of these derivative contracts is a more relevant measure of the obligations because we believe the notional amount overstates the expected payout. At May 31, 2007 and November 30, 2006, the fair value of these derivative contracts approximated $7.3 billion and $9.3 billion, respectively.

In accordance with FIN 45, the table above includes only certain derivative contracts meeting the FIN 45 definition of a guarantee. For additional information on these guarantees and other off-balance sheet arrangements, see Note 8 “Commitments, Contingencies and Guarantees” to the Consolidated Financial Statements.

Derivatives

Neither derivatives’ notional amounts nor underlying instrument values are reflected as assets or liabilities in our Consolidated Statement of Financial Condition. Rather, the market, or fair values, related to derivative transactions are reported in the Consolidated Statement of Financial Condition as assets or liabilities in Derivatives and other contractual agreements, as applicable. Derivatives are presented on a net-by-counterparty basis when a legal right of offset exists; on a net-by-cross product basis when applicable provisions are stated in a master netting agreement; and/or on a net of cash collateral received or paid on a counterparty basis, provided a legal right of offset exists.

We enter into derivative transactions both in a trading capacity and as an end-user. Acting in a trading capacity, we enter into derivative transactions to satisfy the needs of our clients and to manage our own exposure to market and credit risks resulting from our trading activities (collectively, “Trading-Related Derivatives”).

As an end-user, we primarily use derivatives to hedge our exposure to market risk (including foreign currency exchange and interest rate risks) and credit risks (collectively, “End-User Derivatives”). When End-User Derivatives are interest rate swaps they are measured at fair value through earnings and the carrying value of the related hedged item is adjusted through earnings for the effect of changes in the risk being hedged. The hedge ineffectiveness in these relationships is recorded in Interest expense in the Consolidated Statement of Income. When End-User Derivatives are used in hedges of net investments in non-U.S. dollar functional currency subsidiaries, the gains or losses are reported within Accumulated other comprehensive income (net of tax) in Stockholders’ equity.

We conduct our derivative activities through a number of wholly-owned subsidiaries. Our fixed income derivative products business is principally conducted through our subsidiary Lehman Brothers Special Financing Inc., and separately capitalized “AAA” rated subsidiaries, Lehman Brothers Financial Products Inc. and Lehman Brothers Derivative Products Inc. Our equity derivative products business is conducted through Lehman Brothers Finance S.A. and Lehman Brothers OTC Derivatives Inc. Our commodity and energy derivatives product business is conducted through Lehman Brothers Commodity Services Inc. In addition, as a global investment bank, we also are a market maker in a number of foreign currencies. Counterparties to our derivative product transactions primarily are U.S. and foreign banks, securities firms, corporations, governments and their agencies, finance companies, insurance companies, investment companies and pension funds. We manage the risks associated with derivatives on an aggregate basis, along with the risks associated with our non-derivative trading and market-making activities in cash instruments, as part of our firm wide risk management policies. We use industry standard derivative contracts whenever appropriate.

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

For additional information about our accounting policies and our Trading-Related Derivative activities, see Note 1, “Summary of Significant Accounting Policies” and Note 3, “Financial Instruments and Other Inventory Positions” to the Consolidated Financial Statements.

Special Purpose Entities

SPEs are corporations, trusts or partnerships that are established for a limited purpose. There are two types of SPEs— qualified SPEs (“QSPEs”) and variable interest entities (“VIEs”).

A QSPE generally can be described as an entity whose permitted activities are limited to passively holding financial assets and distributing cash flows to investors based on pre-set terms. Our primary involvement with QSPEs relates to securitization transactions in which transferred assets, including mortgages, loans, receivables and other financial assets are sold to an SPE that qualifies as a QSPE under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”). In accordance with SFAS 140, we do not consolidate QSPEs. We recognize at fair value the interests we hold in the QSPEs. We derecognize financial assets transferred, provided we have surrendered control over the assets.

Certain SPEs do not meet the QSPE criteria because their permitted activities are not sufficiently limited or because their assets are not qualifying financial instruments (e.g., real estate). These SPEs are referred to as VIEs, and we typically use them to create securities with a unique risk profile desired by investors to intermediate financial risk or to invest in real estate. Examples of our involvement with VIEs include collateralized debt obligations, synthetic credit transactions, real estate investments through VIEs, and other structured financing transactions. Under FIN 46(R), we consolidate a VIE if we are the primary beneficiary of the entity. The primary beneficiary is the party that has a majority of the expected losses or a majority of the expected residual returns, or both, of the entity.

For a further discussion of our securitization activities and our involvement with VIEs, see Note 6, “Securitizations and Special Purpose Entities,” to the Consolidated Financial Statements.

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

Our overall risk limits and risk management policies are established by management’s Executive Committee. On a weekly basis, our Risk Committee, which consists of the Executive Committee, the Chief Risk Officer and the Chief Financial Officer, reviews all risk exposures, position concentrations and risk-taking activities. The Global Risk Management Division (the “Division”) is independent of the trading areas. The Division includes credit risk management, market risk management, quantitative risk management, sovereign risk management, investment management risk management and operational risk management. Combining these disciplines facilitates a fully integrated approach to risk management. The Division maintains staff in each of our regional trading centers as well as in key sales offices. Risk management personnel have multiple levels of daily contact with trading staff and

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

senior management at all levels within the Company. These interactions include reviews of trading positions and risk exposures.

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

Net Credit Exposure in Derivatives

With respect to OTC derivative contracts, we view our net credit exposure to be $19.4 billion at May 31, 2007, representing the fair value of OTC derivative contracts in a net receivable position after consideration of collateral.

The following table sets forth the fair value of OTC derivatives by contract type and related net credit exposure:

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Fair Value of OTC Derivative Contracts by Maturity

	May 31, 2007
					Cross
					Maturity,
					Cross
					Product
	Less			Greater	and Cash		Net
	than 1	1 to 5	5 to 10	than 10	Collateral	OTC	Credit
In millions	Year	Years	Years	Years	Netting (1)	Derivatives	Exposure
Assets
Interest rate, currency
and credit default
swaps and options	$ 2,798	$ 8,448	$8,808	$10,251	$(19,367)	$10,938	$ 10,249
Foreign exchange
forward contracts
contracts and
options	2,391	517	31	33	(1,378)	1,594	1,256
Other fixed income
securities contracts(2)	5,067	50	30	437	(217)	5,367	4,678
Equity contracts	5,391	1,917	822	1,676	(3,171)	6,635	3,201
	$15,647	$10,932	$9,691	$12,397	$(24,133)	$24,534	$ 19,384
Liabilities
Interest rate, currency
and credit default
swaps and options	$ 2,100	$ 7,956	$6,874	$ 7,231	$(15,910)	$ 8,251
Foreign exchange
forward contracts
and options	2,670	925	308	33	(2,204)	1,732
Other fixed income
securities contracts(2)	2,186	77	29	406	(208)	2,490
Equity contracts	5,557	3,959	1,236	1,901	(4,713)	7,940
	$12,513	$12,917	$8,447	$ 9,571	$(23,035)	$20,413

(1)       Cross-maturity netting represents the netting of receivable balances with payable balances for the same counterparty across maturity and product categories. Receivable and payable balances with the same counterparty in the same maturity category are netted within the maturity category when appropriate. Cash collateral received or paid is netted on a counterparty basis, provided legal right of offset exists. Assets and liabilities at May 31, 2007 were netted down for cash collateral of approximately $11.8 billion and $10.7 billion, respectively.

(2)       Includes commodity derivatives assets of $477 million and liabilities of $490 million.

Presented below is an analysis of net credit exposure at May 31, 2007 for OTC contracts based on actual ratings made by external rating agencies or by equivalent ratings established and used by our CRM Department.

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Credit Exposure

		Less			Greater	Total
Counterparty	S&P/Moody’s	than	1 to 5	5 to 10	than	May 31,	November 30,
Risk Rating	Equivalent	1 Year	Years	Years	10 Years	2007	2006
iAAA	AAA/Aaa	8%	2%	3%	6%	19%	14%
iAA	AA/Aa	17	9	10	6	42	39
iA	A/A	10	5	4	7	26	31
iBBB	BBB/Baa	3	2	1	3	9	11
iBB	BB/Ba	1	1	—	—	2	4
iB or lower	B/B1 or lower	1	1	—	—	2	1
		40%	20%	18%	22%	100%	100%

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

Market risk is present in both our long and short cash inventory positions (including derivatives), financing activities and contingent lending commitments. Our exposure to market risk varies in accordance with the volume of client-driven market-making transactions, the size of our proprietary trading and principal investment positions and the volatility of financial instruments traded. We seek to mitigate, whenever possible, excess market risk exposures through appropriate hedging strategies.

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

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

VaR – Historical Simulation

	At			Average VaR Three Months Ended			Three Months Ended May 31, 2007
In millions	May 31, 2007	Feb 28, 2007	Nov 30, 2006	May 31, 2007	Feb 28, 2007	Nov 30, 2006	High	Low
Interest rate risk	$51	$58	$48	$54	$41	$41	$62	$46
Equity price risk	54	26	20	43	34	20	58	25
Foreign exchange risk	6	7	5	7	11	5	12	5
Commodity risk	7	5	6	6	5	5	7	4
Diversification
benefit	(31)	(21)	(25)	(32)	(28)	(23)
	$87	$75	$54	$78	$63	$48	$95	$61

The increase in both the period end and quarterly average historical simulation VaR was due, in large part, from an increase in equity price risk, reflective of the growth in the Company’s business activities across all business segments, as well as increases in principal trading and investing activities. Interest rate risk partially contributed to our increase in average historical simulation VaR for the 2007 three month period ending May 31, 2007. This is reflective of overall credit spread movements throughout the period.

As part of our risk management control processes, we monitor daily trading net revenues compared to reported historical simulation VaR as of the end of the prior business day. For the 2007 three month period ending May 31, 2007, there were no days when our daily net trading loss exceeded our historical simulation VaR as measured at the close of the previous business day.

We also use stress testing to evaluate risks associated with our real estate portfolios which are non-financial assets and therefore not captured in VaR. As of May 31, 2007, we had approximately $15.9 billion of real estate investments; however our net investment at risk was limited to $12.5 billion as a portion of these assets have been financed on a non-recourse basis. As of May 31, 2007, we estimate that a hypothetical 10% decline in the underlying property values associated with these investments would result in a net revenue loss of approximately $700 million.

Other Measures of Risk

We utilize a number of risk measurement methods and tools as part of our risk management process.  One risk measure that we utilize is a comprehensive risk measurement framework that aggregates market event risk and counterparty risks. Market event risk measures the potential losses beyond those measured in market risk such as losses associated with a downgrade for high quality bonds, defaults of high yield bonds and loans, dividend risk for equity derivatives, deal break risk for merger arbitrage positions, defaults for mortgage loans and property value losses on real estate investments. Utilizing this broad risk measure, our average risk for the three months ended May 31, 2007 resulted in a comparative increase from the three months ended February 28, 2007 and November 30, 2006. The comparative increases in this broad risk measure are largely attributable to growth in the Company’s business activities across all business segments and general credit spread movements in the market during the period.

Liquidity Risk

Liquidity risk is the potential that we will be unable to:

•                  Meet our payment obligations when due;

•                  Borrow funds in the market on an on-going basis at an acceptable price to fund actual or proposed commitments; or

•                  Liquidate assets in a timely manner at a reasonable price.

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

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our liquidity strategy seeks to ensure that we maintain sufficient liquidity to meet all of our funding obligations in all market environments. That strategy is centered on five principles:

•     Maintaining a liquidity pool for Holdings that is of sufficient size to cover expected cash outflows for one year in a stressed liquidity environment.

•     Relying on secured funding only to the extent that we believe it would be available in all market environments.

•     Diversifying our funding sources to minimize reliance on any given providers.

•     Assessing our liquidity at the legal entity level. For example, because our legal entity structure can constrain liquidity available to Holdings, our liquidity pool excludes liquidity that is restricted from availability to Holdings.

•     Maintaining a comprehensive Funding Action Plan to manage a stress liquidity event, including a communication plan for regulators, creditors, investors and clients.

For further discussion of this period’s liquidity positions, see “Liquidity, Funding and Capital Resources–Liquidity” within this MD&A.

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

The Operational Risk Management Department (the “ORM Department”) is responsible for implementing and maintaining our overall global operational risk management framework, which seeks to minimize these risks through assessing, reporting, monitoring and mitigating operational risks.

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

Revenue Volatility

The overall effectiveness of our risk management practices can be evaluated on a broader perspective when analyzing the distribution of daily trading net revenues over time. We consider trading net revenue volatility over

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

time to be a comprehensive evaluator of our overall risk management practices because it incorporates the results of virtually all of our trading activities and types of risk including market, credit and event risks. Substantially all of the Company’s positions are marked-to-market daily with changes recorded in net revenues. As discussed throughout this MD&A, we seek to reduce risk through the diversification of our businesses and a focus on client-flow activities along with selective proprietary and principal investing activities. This diversification and focus, combined with our risk management controls and processes, helps mitigate the net revenue volatility inherent in our trading activities.

The following table shows a measure of daily trading net revenue volatility, utilizing actual daily trading net revenues over the previous rolling 250 trading days at a 95% confidence level. This measure represents the loss relative to the median actual daily trading net revenues over the previous rolling 250 trading days, measured at a 95% confidence level.  This means there is a 1-in-20 chance that actual daily trading net revenues would be expected to decline by an amount in excess of the reported revenue volatility measure.

Revenue Volatility

	Revenue Volatility At			Average Revenue Volatility Three Months Ended			Three Months Ended May 31, 2007
In millions	May 31, 2007	Feb 28, 2007	Nov 30, 2006	May 31, 2007	Feb 28, 2007	Nov 30, 2006	High	Low
Interest rate risk	$31	$31	$28	$32	$30	$28	$33	$30
Equity price risk	25	25	24	25	24	23	25	24
Foreign exchange risk	5	5	5	5	5	5	6	5
Diversification
benefit	(25)	(26)	(20)	(25)	(24)	(20)
	$36	$35	$37	$37	$35	$36	$39	$35

Average trading net revenue volatility measured in this manner was $37 million for the three months ended May 31, 2007, comparable to the three months ended February 28, 2007 and November 30, 2006.

The following chart sets forth the frequency distribution for daily trading net revenues for our Capital Markets and Investment Management business segments (excluding asset management fees) for the three months ended May 31, 2007 and 2006:

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Distribution of Daily Trading Net Revenues

For the three months ended May 31, 2007 and 2006, daily trading net revenues did not exceed losses of $25 million and $60 million, respectively, on any single day.

Accounting and Regulatory Developments

SFAS 159. In February 2007, the FASB issued SFAS 159 which permits certain financial assets and financial liabilities to be measured at fair value, using an instrument-by-instrument election. The initial effect of adopting SFAS 159 must be accounted for as a cumulative-effect adjustment to opening retained earnings for the fiscal year in which we apply SFAS 159. Retrospective application of SFAS 159 to fiscal years preceding the effective date is not permitted.

We elected to early adopt SFAS 159 beginning in our 2007 fiscal year and to measure at fair value substantially all structured notes not previously accounted for at fair value under SFAS 155, as well as certain deposits at our U.S. banking subsidiaries. We elected to adopt SFAS 159 for these instruments to reduce the complexity of accounting for these instruments under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. As a result of adopting SFAS 159, we recognized a $22 million after-tax increase ($35 million pre-tax) to opening retained earnings as of December 1, 2006, representing the effect of changing the measurement basis of these financial instruments from an adjusted amortized cost basis at November 30, 2006 to fair value.

SFAS 158. In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Retirement Plans (“SFAS 158”) which requires an employer to recognize the over- or under-funded status of its defined benefit postretirement plans as an asset or liability in its Consolidated Statement of Financial Condition, measured as the difference between the fair value of the plan assets and the benefit obligation. For pension plans the benefit obligation is the projected benefit obligation; while for other postretirement plans the benefit obligation is the accumulated postretirement obligation. Upon adoption, SFAS 158 requires an employer to recognize previously unrecognized actuarial gains and losses and prior service costs within Accumulated other comprehensive income (net of tax), a component of Stockholders’ equity.

SFAS 158 is effective for our fiscal year ending November 30, 2007. Had we adopted SFAS 158 at November 30, 2006, we would have recognized a pension asset of approximately $60 million for our funded pension plans and a liability of approximately $160 million for our unfunded pension and postretirement plans. Additionally, we would have reduced Accumulated other comprehensive income (net of tax) by approximately $380 million. At May 31, 2007 and due to changes in interest rates and favorable asset returns, the reduction to Accumulated other comprehensive income (net of tax) would be approximately $200 million. The actual impact of adopting SFAS 158

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

will depend on the fair value of plan assets and the amount of the benefit obligation measured as of November 30, 2007.

SFAS 157. In September 2006, the FASB issued SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value, outlines a fair value hierarchy based on inputs used to measure fair value and enhances disclosure requirements for fair value measurements. SFAS 157 does not change existing guidance as to whether or not an instrument is carried at fair value.

SFAS 157 also (i) nullifies the guidance in Emerging Issues Task Force (“EITF”) Issue No. 02-3, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities (“EITF 02-3”) that precluded the recognition of a trading profit at the inception of a derivative contract, unless the fair value of such derivative was obtained from a quoted market price or other valuation technique incorporating observable inputs; (ii) clarifies that an issuer’s credit standing should be considered when measuring liabilities at fair value; (iii) precludes the use of a liquidity or block discount when measuring instruments traded in an active market at fair value; and (iv) requires costs related to acquiring financial instruments carried at fair value to be included in earnings as incurred.

We elected to early adopt SFAS 157 beginning in our 2007 fiscal year and we recorded the difference between the carrying amounts and fair values of (i) stand-alone derivatives and/or structured notes measured using the guidance in EITF 02-3 on recognition of a trading profit at the inception of a derivative; and (ii) financial instruments that are traded in active markets that were measured at fair value using block discounts, as a cumulative-effect adjustment to opening retained earnings. As a result of adopting SFAS 157, we recognized a $45 million after-tax ($78 million pre-tax) increase to opening retained earnings. The effect of adopting SFAS 157 was not material to our Consolidated Financial Statements. For additional information, see Note 4, “Fair Value of Financial Instruments,” to the Consolidated Financial Statements.

EITF Issue No. 04-5. In June 2005, the FASB ratified the consensus reached in EITF Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-5”), which requires general partners (or managing members in the case of limited liability companies) to consolidate their partnerships or to provide limited partners with substantive rights to remove the general partner or to terminate the partnership. As the general partner of numerous private equity and asset management partnerships, we adopted EITF 04-5 effective June 30, 2005 for partnerships formed or modified after June 29, 2005. For partnerships formed on or before June 29, 2005 that had not been modified, we adopted EITF 04-5 as of the beginning of our 2007 fiscal year. The adoption of EITF 04-5 did not have a material effect on our Consolidated Financial Statements.

FIN 48. In June 2006, the FASB issued FIN No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position must meet to be recognized in the financial statements and provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We must adopt FIN 48 as of the beginning of our 2008 fiscal year. We are evaluating the effect of adopting FIN 48 on our Consolidated Financial Statements.

SOP 07-1. In June 2007, the AICPA issued Statement of Position (“SOP”) No. 07-1, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies (“SOP 07-1”). SOP 07-1 addresses when the accounting principles of the AICPA Audit and Accounting Guide Investment Companies must be applied by an entity and whether those accounting principles must be retained by a parent company in consolidation or by an investor in the application of the equity method of accounting. SOP 07-1 is effective for our fiscal year beginning December 1, 2008, with earlier application permitted as of December 1, 2007. We are evaluating the effect of adopting SOP 07-1 on our Consolidated Financial Statements.

FSP FIN 46(R)-7. In May 2007, the FASB directed the FASB Staff to issue FASB Staff Position No. FIN 46(R)-7, Application of FASB Interpretation No. 46(R) to Investment Companies (“FSP FIN 46(R)-7”). FSP FIN 46(R)-7 makes permanent the temporary deferral of the application of the provisions of FIN 46(R) to unregistered investment companies, and extends the scope exception from applying FIN 46(R) to include registered investment companies. FSP FIN 46(R)-7 is effective upon adoption of SOP 07-1. We are evaluating the effect of adopting FSP FIN 46(R)-7 on our Consolidated Financial Statements.

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

FSP FIN 39-1. In April 2007, the FASB directed the FASB Staff to issue FSP No. FIN 39-1, Amendment of FASB Interpretation No. 39 (“FSP FIN 39-1”). FSP FIN 39-1 modifies FIN No. 39, Offsetting of Amounts Related to Certain Contracts, and permits companies to offset cash collateral receivables or payables with net derivative positions under certain circumstances. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. FSP FIN 39-1 does not affect our Consolidated Financial Statements because it clarified the acceptability of existing market practice, which we use, of netting cash collateral against net derivative assets and liabilities.

Consolidated Supervised Entity. As of December 1, 2005, Holdings became regulated by the SEC as a CSE. Accordingly, Holdings is subject to group-wide supervision and examination by the SEC and, accordingly, we are subject to minimum capital requirements on a consolidated basis. This supervision imposes reporting (including reporting of a capital adequacy measurement consistent with the standards adopted by the Basel Committee on Banking Supervision) and notification requirements for the ultimate holding company. As of May 31, 2007, Holdings was in compliance with the CSE capital requirements and held allowable capital in excess of the minimum capital requirements on a consolidated basis.

As of December 1, 2005, LBI was approved by the SEC to calculate its net capital requirements using an alternative method for broker-dealers that are part of CSEs. The alternative method allows broker-dealers that are part of CSEs to apply internal risk models to calculate net capital charges for market and derivative-related credit risk. Under this rule, LBI is required to hold tentative net capital in excess of $1 billion and net capital in excess of $500 million. As of May 31, 2007, LBI had tentative net capital in excess of $6.6 billion, and had net capital of $4.1 billion, which exceeded the minimum net capital requirement by $3.6 billion.

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

LEHMAN BROTHERS HOLDINGS INC.

PART II—OTHER INFORMATION

ITEM 1. Legal Proceedings

See Part I, Item 3, “Legal Proceedings,” in the Form 10-K and Part II, Item 1, “Legal Proceedings,” in Holdings’ Quarterly Report on Form 10-Q for the quarter ended February 28, 2007 for a complete description of certain proceedings previously reported by us, including those listed below; only significant subsequent developments in such proceedings and new matters, if any, since the filing of the latest Form 10-Q are described below. Capitalized terms used in this Item that are defined in the Form 10-K have the meanings ascribed to them in the Form 10-K.

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

Bader v. Ainslie, et al.  (reported in the Form 10-K and our Form 10-Q for the quarter ended February 28, 2007):

On April 7, 2007, the New York District Court entered an order finally approving the settlement and dismissing the case.

IPO Allocation Cases (reported in the Form 10-K and our Form 10-Q for the quarter ended February 28, 2007):

Securities Action.  On June 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing and rehearing en banc of the Second Circuit’s December 2006 decision denying class certification in certain focus cases and returned the case to the New York District Court.

Antitrust Action.  On June 18, 2007, the United States Supreme Court reversed the Second Circuit’s decision, ruling that the antitrust claims were implicitly precluded by the securities laws, and dismissed the claims.

Options Backdating Derivative Cases

Beginning in mid-April 2007, three purported shareholder derivative actions were filed against Holdings (as a nominal defendant) and certain of its current and former officers and directors in the United States District Court for the Southern District of New York.  The cases were captioned: Garber v. Fuld, et al.; Staehr v. Fuld, et al.; and Locals 302 & 612 of the International Union of Operating Engineers-Employers Construction Industry Retirement Trust v. Fuld, et al.  These complaints purport to bring state law claims for breach of fiduciary duty, gross mismanagement, misappropriation and/or waste of corporate assets and unjust enrichment, and two of the complaints assert claims under federal law as well, including Sections 10(b) and 14(a) of the Exchange Act and the Sarbanes Oxley Act of 2002.  The complaints all make similar allegations that stock options granted by Holdings between 1995 and 2002 were backdated and/or “spring-loaded” and were issued in violation of Holdings’ stock option plan.  The complaints further allege that Holdings’ financial statements for the years 1995 through the present misstated Holdings’ financial results by failing to properly report compensation expense and tax liabilities attributable to stock options granted between 1995 and 2002.  The complaints seek damages from the individual defendants, various types of equitable and injunctive relief, including rescission of all unexercised stock options granted in the time frame, return of certain incentive-based or equity-based compensation and imposition of a constructive trust and attachment of assets, and certain corporate governance reforms.

LEHMAN BROTHERS HOLDINGS INC.

PART II—OTHER INFORMATION

ITEM 1A. Risk Factors

There are no material changes from the risk factors set forth in Part I, Item 1A, in the Form 10-K.

LEHMAN BROTHERS HOLDINGS INC.

PART II—OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information with respect to purchases made by or on behalf of Holdings or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the quarter ended May 31, 2007.

	Issuer Purchases of Equity Securities
			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans or
	Purchased	Paid per Share	or Programs	Programs
Month # 1 (March 1 - March 31, 2007):
Common stock repurchases [1]	3,082,800		3,082,800
Employee transactions [2]	191,371		191,371
Total	3,274,171	$73.71	3,274,171	75,750,556
Month # 2 (April 1 - April 30, 2007):
Common stock repurchases [1]	2,507,000		2,507,000
Employee transactions [2]	122,003		122,003
Total	2,629,003	$73.39	2,629,003	73,121,553
Month # 3 (May 1 - May 31, 2007):
Common stock repurchases [1]	865,800		865,800
Employee transactions [2]	432,031		432,031
Total	1,297,831	$75.03	1,297,831	71,823,722
Total, March 1, 2007 - May 31, 2007:
Common stock repurchases [1]	6,455,600		6,455,600
Employee transactions [2]	745,405		745,405
Total	7,201,005	$73.83	7,201,005	71,823,722

(1)       We have an ongoing common stock repurchase program, pursuant to which we repurchase shares in the open market. As previously announced, in January 2007 our Board of Directors authorized the repurchase, subject to market conditions, of up to 100 million shares of Holdings’ common stock, for the management of the Firm’s equity capital, including offsetting dilution due to employee stock awards. This authorization superseded the stock repurchase program authorized in January 2006. The number of shares authorized to be repurchased in the open market is reduced by the actual number of Employee Offset Shares (as defined below) received.

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

On March 7, 2007, we issued 584,303 shares of our common stock (the “Shares”) in connection with our acquisition of privately held Grange Securities Limited (“Grange”), a full service Australian broker dealer specializing in fixed income products.  The Shares were issued as partial consideration to Grange’s stockholders for 100% of the outstanding equity interest in Grange. The Shares were valued at approximately AU$56 million ($44 million), based on the average closing prices per share of our common stock on the New York Stock Exchange in the five trading days that preceded March 2, 2007 and converted into Australian dollars based on March 2, 2007 exchange rates.

In accordance with the terms of a share sale agreement, dated March 7, 2007 among Holdings, Lehman Brothers Australia Granica Pty Limited and the Grange stockholders named therein, the Shares were issued pursuant to Regulation S under the Securities Act of 1933, as amended (the “Securities Act”), and were not offered or sold within the United States or to, or for the account or benefit of, any U.S. persons.  The former Grange stockholders have no rights to require us to register the Shares under the Securities Act. Additionally, the former Grange stockholders have, subject to certain exceptions, agreed not to transfer the Shares for a period of three years, and in certain cases have pledged the shares to us to secure their obligations to repay certain amounts owed by them to Grange.

LEHMAN BROTHERS HOLDINGS INC.

PART II—OTHER INFORMATION

ITEM 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of Holdings was held on April 12, 2007.

The stockholders voted on proposals to:

1.               Elect all ten Directors for one-year terms;

2.               Ratify the selection by the Audit Committee of the Board of Directors of Ernst & Young LLP as the Company’s independent registered public accounting firm for the 2007 fiscal year;

3.               Approve an amendment to the Company’s 2005 Stock Incentive Plan increasing the number of shares of common stock available for awards; and

4.               Consider a stockholder proposal related to political contributions made by the Company.

All nominees for election to the board were elected to serve until the Annual Meeting in 2008, and until their respective successors are elected and qualified.

The stockholders also ratified the selection of the independent auditors by the Audit Committee of the Board of Directors and adopted the amendment to the Company’s 2005 Stock Incentive Plan.

The stockholder proposal was not adopted.

The number of votes cast for and against, and the number of abstentions and broker non-votes with respect to each proposal is set forth below:

				Broker
Proposal	For	Against	Abstain	Non-Votes
Election of Directors
Michael L. Ainslie	494,080,684	7,757,645	4,343,517	*
John F. Akers	476,845,111	24,915,682	4,421,053	*
Roger S. Berlind	493,193,766	8,143,455	4,844,625	*
Thomas H. Cruikshank	493,278,407	8,201,573	4,701,866	*
Marsha Johnson Evans	482,755,733	19,512,481	3,913,632	*
Richard S. Fuld, Jr.	496,419,703	6,160,493	3,601,650	*
Sir Christopher Gent	482,788,826	19,534,057	3,858,963	*
Roland A. Hernandez	500,479,111	1,708,392	3,994,343	*
Henry Kaufman	495,123,051	6,719,328	4,339,467	*
John D. Macomber	477,100,381	24,713,443	4,368,022	*
Ratification of the selection by the Audit Committee of the Board of Directors of the independent registered public accounting firm	495,324,450	7,394,408	3,462,988	*
Adoption of the amendment to the Company’s 2005 Stock Incentive Plan	266,170,748	179,937,519	4,906,889	55,166,690
Adoption of the stockholder proposal	19,226,108	384,158,756	47,630,292	55,166,690

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

3.03

Certificate of Designations with respect to the Registrant’s Non-Cumulative Perpetual Preferred Stock, Series H (incorporated by reference to Exhibit 3.01 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 23, 2007)

3.04

Certificate of Designations with respect to the Registrant’s Non-Cumulative Perpetual Preferred Stock, Series I (incorporated by reference to Exhibit 3.02 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 23, 2007)

11.01

Computation of Per Share Earnings (omitted in accordance with section (b)(11) of Item 601 of Regulation S-K; the computation of per share earnings is set forth in Part I, Item 1, in Note 9 to the Consolidated Financial Statements (Earnings Per Common Share and Stockholders’ Equity))

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

LEHMAN BROTHERS HOLDINGS INC.
(Registrant)

Date: July 10, 2007	By:	/s/ Christopher M. O’Meara
Chief Financial Officer, Controller and Executive Vice President (principal financial and accounting officer)

LEHMAN BROTHERS HOLDINGS INC.

EXHIBIT INDEX

Exhibit No.	Exhibit

12.01	Computation of Ratios of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends

15.01	Letter of Ernst & Young LLP regarding Unaudited Interim Financial Information

31.01	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a)

31.02	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a)

32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Enacted by Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Enacted by Section 906 of the Sarbanes-Oxley Act of 2002