Form 10-Q
period 2007-08-31
LEHMAN BROTHERS HOLDINGS INC
filed 2007-10-10
CIK 806085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2007

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

As of September 30, 2007, 530,039,222 shares of the Registrant’s Common Stock, par value $0.10 per share, were outstanding.

[This page intentionally left blank.]

LEHMAN BROTHERS HOLDINGS INC.

FORM 10-Q

FOR THE QUARTER ENDED AUGUST 31, 2007

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

LEHMAN BROTHERS HOLDINGS INC.

PART 1—FINANCIAL INFORMATION

ITEM 1. Financial Statements

LEHMAN BROTHERS HOLDINGS INC.

CONSOLIDATED STATEMENT of INCOME

(Unaudited)

	Three Months		Nine Months
	Ended August 31,		Ended August 31,
In millions, except per share data	2007	2006	2007	2006
Revenues
Principal transactions	$1,612	$2,247	$7,421	$7,298
Investment banking	1,071	726	3,071	2,302
Commissions	674	529	1,783	1,529
Interest and dividends	10,910	7,867	30,557	21,386
Asset management and other	472	358	1,281	1,034
Total revenues	14,739	11,727	44,113	33,549
Interest expense	10,431	7,549	29,246	20,499
Net revenues	4,308	4,178	14,867	13,050
Non-Interest Expenses
Compensation and benefits	2,124	2,060	7,330	6,434
Technology and communications	282	247	834	713
Brokerage, clearance and distribution fees	224	164	620	463
Occupancy	170	128	468	408
Professional fees	128	90	346	245
Business development	91	77	275	211
Other	84	45	211	160
Total non-personnel expenses	979	751	2,754	2,200
Total non-interest expenses	3,103	2,811	10,084	8,634
Income before taxes and cumulative effect of accounting change	1,205	1,367	4,783	4,416
Provision for income taxes	318	451	1,477	1,460
Income before cumulative effect of accounting change	887	916	3,306	2,956
Cumulative effect of accounting change	—	—	—	47
Net income	$887	$916	$3,306	$3,003
Net income applicable to common stock	$870	$899	$3,255	$2,954

Earnings per basic common share:
Before cumulative effect of accounting change	$1.61	$1.66	$6.03	$5.34
Cumulative effect of accounting change	—	—	—	0.09
Earnings per basic common share	$1.61	$1.66	$6.03	$5.43

Earnings per diluted common share:
Before cumulative effect of accounting change	$1.54	$1.57	$5.71	$5.01
Cumulative effect of accounting change	—	—	—	0.08
Earnings per diluted common share	$1.54	$1.57	$5.71	$5.09

Dividends paid per common share	$0.15	$0.12	$0.45	$0.36

See Notes to Consolidated Financial Statements.

LEHMAN BROTHERS HOLDINGS INC.

CONSOLIDATED STATEMENT of FINANCIAL CONDITION

(Unaudited)

	August 31,	November 30,
In millions	2007	2006

Assets

Cash and cash equivalents	$7,048	$5,987

Cash and securities segregated and on deposit for regulatory and other purposes	10,579	6,091

Financial instruments and other inventory positions owned: (includes $64,747 in 2007 and $42,600 in 2006 pledged as collateral)	302,297	226,596

Collateralized agreements:

Securities purchased under agreements to resell	144,774	117,490

Securities borrowed	142,653	107,666

Receivables:

Brokers, dealers and clearing organizations	10,518	7,449

Customers	25,229	18,470

Other	2,644	2,052

Property, equipment and leasehold improvements (net of accumulated depreciation and amortization of $2,322 in 2007 and $1,925 in 2006)	3,677	3,269

Other assets	5,689	5,113

Identifiable intangible assets and goodwill (net of accumulated amortization of $330 in 2007 and $293 in 2006)	4,108	3,362

Total assets	$659,216	$503,545

See Notes to Consolidated Financial Statements.

LEHMAN BROTHERS HOLDINGS INC.

CONSOLIDATED STATEMENT of FINANCIAL CONDITION—(Continued)

(Unaudited)

	August 31,	November 30,
In millions, except share data	2007	2006
Liabilities and Stockholders’ Equity
Short-term borrowings and current portion of long-term borrowings (including $5,528 in 2007 and $3,783 in 2006 at fair value)	$26,314	$20,638
Financial instruments and other inventory positions sold but not yet purchased	140,840	125,960
Collateralized financings:
Securities sold under agreements to repurchase	169,302	133,547
Securities loaned	60,491	23,982
Other secured borrowings	26,284	19,028
Payables:
Brokers, dealers and clearing organizations	2,750	2,217
Customers	49,079	41,695
Accrued liabilities and other payables	17,157	14,697
Deposits at banks (including $13,709 in 2007 and $14,708 in 2006 at fair value)	24,935	21,412
Long-term borrowings (including $22,956 in 2007 and $11,025 in 2006 at fair value)	120,331	81,178
Total liabilities	637,483	484,354
Commitments and contingencies
Stockholders’ Equity
Preferred stock	1,095	1,095
Common stock, $0.10 par value:
Shares authorized: 1,200,000,000 in 2007 and 2006;
Shares issued: 611,930,630 in 2007 and 609,832,302 in 2006;
Shares outstanding: 529,445,153 in 2007 and 533,368,195 in 2006	61	61
Additional paid-in capital	9,802	8,727
Accumulated other comprehensive income/(loss), net of tax	(37)	(15)
Retained earnings	18,915	15,857
Other stockholders’ equity, net	(2,445)	(1,712)
Common stock in treasury, at cost: 82,485,477 shares in 2007 and 76,464,107 shares in 2006	(5,658)	(4,822)
Total common stockholders’ equity	20,638	18,096
Total stockholders’ equity	21,733	19,191
Total liabilities and stockholders’ equity	$659,216	$503,545

See Notes to Consolidated Financial Statements.

LEHMAN BROTHERS HOLDINGS INC.

CONSOLIDATED STATEMENT of CASH FLOWS

(Unaudited)

	Nine Months Ended August 31	,
In millions	2007	2006
Cash Flows From Operating Activities
Net income	$3,306	$3,003
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	427	380
Non-cash compensation	948	747
Cumulative effect of accounting change	—	(47)
Other adjustments	(116)	15
Net change in:
Cash and securities segregated and on deposit for regulatory and other purposes	(4,488)	8
Financial instruments and other inventory positions owned	(73,489)	(24,885)
Resale agreements, net of repurchase agreements	8,470	3,903
Securities borrowed, net of securities loaned	1,522	(21,807)
Other secured borrowings	7,256	(5,307)
Receivables from brokers, dealers and clearing organizations	(3,069)	2,373
Receivables from customers	(6,759)	(3,339)
Financial instruments and other inventory positions sold but not yet purchased	14,531	10,094
Payables to brokers, dealers and clearing organizations	533	1,407
Payables to customers	7,384	4,006
Accrued liabilities and other payables	2,926	620
Other receivables and assets	(1,774)	(448)
Net cash used in operating activities	(42,392)	(29,277)
Cash Flows From Investing Activities
Purchase of property, equipment and leasehold improvements, net	(697)	(404)
Business acquisitions, net of cash acquired	(958)	(206)
Proceeds from sale of business	65	—
Net cash used in investing activities	(1,590)	(610)
Cash Flows From Financing Activities
Derivative contracts with a financing element	349	200
Tax benefit from the issuance of stock-based awards	284	376
Issuance of short-term borrowings, net	4,433	2,472
Deposits at banks	2,640	6,096
Issuance of long-term borrowings	69,540	37,614
Principal payments of long-term borrowings, including the current portion of long term borrowings	(29,641)	(15,533)
Issuance of common stock	60	111
Issuance of treasury stock	292	358
Purchase of treasury stock	(2,600)	(2,282)
Dividends paid	(314)	(258)
Net cash provided by financing activities	45,043	29,154
Net change in cash and cash equivalents	1,061	(733)
Cash and cash equivalents, beginning of period	5,987	4,900
Cash and cash equivalents, end of period	$7,048	$4,167
Supplemental Disclosure of Cash Flow Information (in millions):
Interest paid totaled $29,428 and $20,209 in 2007 and 2006, respectively.
Income taxes paid totaled $939 and $585 in 2007 and 2006, respectively.

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

These Consolidated Financial Statements are prepared in conformity with U.S. generally accepted accounting principles and in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) with respect to Form 10-Q. Material inter-company balances and transactions have been eliminated in consolidation. Normal recurring adjustments are reflected when in the opinion of management they are necessary for a fair presentation of the results for the interim periods presented. Certain prior-period amounts reflect reclassifications to conform to the presentation in current periods.

These Consolidated Financial Statements and notes should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto (the “2006 Consolidated Financial Statements”) included in Holdings’ Annual Report on Form 10-K for the fiscal year ended November 30, 2006 (the “Form 10-K”). The Consolidated Statement of Financial Condition at November 30, 2006 included in this Form 10-Q for the quarter ended August 31, 2007 was derived from the 2006 Consolidated Financial Statements.

The nature of our business is such that the results of any interim period may vary significantly from quarter to quarter and may not be predictive of the results for the fiscal year.

Consolidation Accounting Policies

The Consolidated Financial Statements include the accounts of Holdings and the entities in which the Company has a controlling financial interest. We determine whether we have a controlling financial interest in an entity by first determining whether the entity is a voting interest entity (sometimes referred to as a non-VIE), a variable interest entity (“VIE”) or a qualified special purpose entity (“QSPE”).

Voting Interest Entity. Voting interest entities are entities that have (i) total equity investment at risk sufficient to fund expected future operations independently; and (ii) equity holders who have the obligation to absorb losses or receive residual returns and the right to make decisions about the entity’s activities. In accordance with Accounting Research Bulletin No. 51, Consolidated Financial Statements and Statement of Financial Accounting Standards (“SFAS”) No. 94, Consolidation of All Majority-Owned Subsidiaries, voting interest entities are consolidated when the Company has a controlling financial interest, typically more than 50 percent of an entity’s voting interests.

Variable Interest Entity. VIEs are entities that lack one or more voting interest entity characteristics. The Company consolidates VIEs in which it is the primary beneficiary. In accordance with Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46-R, Consolidation of Variable Interest Entities (“FIN 46(R)”), we are the primary beneficiary if we have a variable interest, or a combination of variable interests, that will either (i) absorb a majority of the VIEs expected losses; (ii) receive a majority of the VIEs expected residual returns; or (iii) both.   To determine if we are the primary beneficiary of a VIE, we review, amongst other factors, the VIE’s design, capital structure, contractual terms, which interests create or absorb variability and related party relationships, if any. Additionally, we may calculate our share of the VIE’s expected losses and expected residual returns based upon the VIE’s contractual arrangements and/or our position in the VIE’s capital structure. This type of analysis is typically performed using expected cash flows allocated to the expected losses and expected residual returns under various probability-weighted scenarios.

Qualified Special Purpose Entity. QSPEs are passive entities with limited permitted activities. SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”) establishes the criteria an entity must satisfy to be a QSPE, including types of assets held, limits on asset sales, use of derivatives and financial guarantees, and discretion exercised in servicing activities. In accordance with SFAS 140 and FIN 46(R), we do not consolidate QSPEs.

For a further discussion of our involvement with VIEs, QSPEs and other entities see Note 6, “Securitizations and Special Purpose Entities,” to the Consolidated Financial Statements.

LEHMAN BROTHERS HOLDINGS INC.

Notes to Consolidated Financial Statements

(Unaudited)

Equity-Method Investments. Entities in which we do not have a controlling financial interest (and therefore do not consolidate) but in which we exert significant influence (generally defined as owning a voting interest of 20 percent to 50 percent, or a partnership interest greater than 3 percent) are accounted for either under Accounting Principles Board (“APB”) Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock or SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). For further discussion of our adoption of SFAS 159, see “Accounting and Regulatory Developments—SFAS 159” below.

Other. When we do not consolidate an entity or apply the equity method of accounting, we present our investment in an entity at fair value. We have formed various non-consolidated investment funds with third-party investors that are typically organized as limited partnerships. We typically act as general partner for these funds and when third-party investors have rights to terminate the funds or to remove us as the general partner, we do not consolidate these partnerships.

Use of Estimates

In preparing our Consolidated Financial Statements and accompanying notes, management makes various estimates that affect reported amounts and disclosures. Broadly, those estimates are used in:

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

Currency Translation

Assets and liabilities of subsidiaries having non-U.S. dollar functional currencies are translated at exchange rates at the applicable Consolidated Statement of Financial Condition date. Revenues and expenses are translated at average exchange rates during the period. The gains or losses resulting from translating non-U.S. dollar functional currency into U.S. dollars, net of hedging gains or losses, are included in Accumulated other comprehensive income/(loss), net of tax, a component of Stockholders’ equity. Gains or losses resulting from non-U.S. dollar currency transactions are included in the Consolidated Statement of Income.

Revenue Recognition Policies

Principal transactions. Gains or losses from Financial instruments and other inventory positions owned and Financial instruments and other inventory positions sold but not yet purchased, as well as the gains or losses from certain short- and long-term borrowing obligations, principally structured notes, and certain deposits at banks that we measure at fair value are reflected in Principal transactions in the Consolidated Statement of Income as incurred.

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

Interest and dividends revenue and interest expense. We recognize contractual interest on Financial instruments and other inventory positions owned and Financial instruments and other inventory positions sold but not yet purchased, excluding derivatives, on an accrual basis as a component of Interest and dividends revenue and Interest expense, respectively. We account for our secured financing activities and certain short- and long-term borrowings

LEHMAN BROTHERS HOLDINGS INC.

Notes to Consolidated Financial Statements

(Unaudited)

on an accrual basis with related interest recorded as interest revenue or interest expense, as applicable. Contractual interest expense on all deposit liabilities and structured notes are recorded as a component of Interest expense.

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

For a discussion of the impact of FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”) on SFAS 109, see “Accounting and Regulatory Developments—FIN 48” below.

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

Financial Instruments and Other Inventory Positions

Financial instruments and other inventory positions owned, excluding real estate held for sale, and Financial instruments and other inventory positions sold but not yet purchased are carried at fair value. Real estate held for sale is accounted for at the lower of its carrying amount or fair value less cost to sell. For further discussion of our financial instruments and other inventory positions, see Note 3, “Financial Instruments and Other Inventory Positions,” to the Consolidated Financial Statements.

Firm-owned securities pledged to counterparties who have the right, by contract or custom, to sell or repledge the securities are classified as Financial instruments and other inventory positions owned and are disclosed as pledged as collateral. For further discussion of our securities received and pledged as collateral, see Note 5, “Securities Received and Pledged as Collateral,” to the Consolidated Financial Statements.

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

Prior to December 1, 2006, we followed the American Institute of Certified Public Accountants (“AICPA”) Audit and Accounting Guide, Brokers and Dealers in Securities when determining fair value for financial instruments, which permitted the recognition of a discount to the quoted price when determining the fair value for a substantial block of a particular security, when the quoted price was not considered to be readily realizable (i.e., a block discount).

LEHMAN BROTHERS HOLDINGS INC.

Notes to Consolidated Financial Statements

(Unaudited)

For further discussion of our adoption of SFAS 157, see “Accounting and Regulatory Developments—SFAS 157” below.

Derivative financial instruments. Derivatives are financial instruments whose value is based on an underlying asset (e.g., Treasury bond), index (e.g., S&P 500) or reference rate (e.g., LIBOR), and include futures, forwards, swaps, option contracts, or other financial instruments with similar characteristics. A derivative contract generally represents a future commitment to exchange interest payment streams or currencies based on the contract or notional amount or to purchase or sell other financial instruments or physical assets at specified terms on a specified date. Over-the-counter (“OTC”) derivative products are privately-negotiated contractual agreements that can be tailored to meet individual client needs and include forwards, swaps and certain options including caps, collars and floors. Exchange-traded derivative products are standardized contracts transacted through regulated exchanges and include futures and certain option contracts listed on an exchange.

Derivatives are recorded at fair value and included in either Financial instruments and other inventory positions owned or Financial instruments and other inventory positions sold but not yet purchased in the Consolidated Statement of Financial Condition. Derivatives are presented net-by-counterparty when a legal right of offset exists; net across different products or positions when applicable provisions are stated in a master netting agreement; and/or net of cash collateral received or paid on a counterparty basis, provided legal right of offset exists.

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

As an end-user, we primarily use derivatives to hedge our exposure to market risk (including foreign currency exchange and interest rate risks) and credit risks (collectively, “End-User Derivatives”). When End-User Derivatives are interest rate swaps they are measured at fair value through earnings and the carrying value of the related hedged item is adjusted through earnings for the effect of changes in the risk being hedged. The hedge ineffectiveness in these relationships is recorded in Interest expense in the Consolidated Statement of Income. When End-User Derivatives are used in hedges of net investments in non-U.S. dollar functional currency subsidiaries, the gains or losses are reported within Accumulated other comprehensive income/(loss), net of tax, in Stockholders’ equity.

Prior to December 1, 2006, we followed Emerging Issues Task Force (“EITF”) Issue No. 02-3, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities (“EITF 02-3”). Under EITF 02-3, recognition of a trading profit at inception of a derivative transaction was prohibited unless the fair value of that derivative was obtained from a quoted market price supported by comparison to other observable inputs or based on a valuation technique incorporating observable inputs. Subsequent to the inception date (“Day 1”), we recognized trading profits deferred at Day 1 in the period in which the valuation of the instrument became observable. The adoption of SFAS 157 nullified the guidance in EITF 02-3 that precluded the recognition of a trading profit at the inception of a derivative contract, unless the fair value of such derivative was obtained from a quoted market price or other valuation technique incorporating observable inputs. For further discussion of our adoption of SFAS 157, see “Accounting and Regulatory Developments—SFAS 157” below.

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

LEHMAN BROTHERS HOLDINGS INC.

Notes to Consolidated Financial Statements

(Unaudited)

•                  The transferor does not maintain effective control over the transferred assets through either (i) an agreement that both entitles and obligates the transferor to repurchase or redeem them before their maturity or (ii) the ability to unilaterally cause the holder to return specific assets.

Collateralized Lending Agreements and Financings

Treated as collateralized agreements and financings for financial reporting purposes are the following:

•                  Repurchase and resale agreements. Securities purchased under agreements to resell and securities sold under agreements to repurchase are collateralized primarily by government and government agency securities and are carried net by counterparty, when permitted, at the amounts at which the securities subsequently will be resold or repurchased plus accrued interest. We take possession of securities purchased under agreements to resell. The fair value of the underlying positions is compared daily with the related receivable or payable balances, including accrued interest. We require counterparties to deposit additional collateral or return collateral pledged, as necessary, to ensure the fair value of the underlying collateral remains sufficient.

•                  Securities borrowed and securities loaned. Securities borrowed and securities loaned are carried at the amount of cash collateral advanced or received plus accrued interest. We value the securities borrowed and loaned daily and obtain additional cash as necessary to ensure these transactions are adequately collateralized. When we act as the lender of securities in a securities-lending agreement and we receive securities that can be pledged or sold as collateral, we recognize an asset, representing the securities received and a liability, representing the obligation to return those securities.

•                  Other secured borrowings. Other secured borrowings principally reflect transfers accounted for as financings rather than sales under SFAS 140. Additionally, Other secured borrowings includes non-recourse financings of entities that we have consolidated because we are the primary beneficiaries of such entities.

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

Accounting and Regulatory Developments

SFAS 159. In February 2007, the FASB issued SFAS 159, which permits certain financial assets and financial liabilities to be measured at fair value, using an instrument-by-instrument election. The initial effect of adopting SFAS 159 must be accounted for as a cumulative-effect adjustment to opening retained earnings for the fiscal year

LEHMAN BROTHERS HOLDINGS INC.

Notes to Consolidated Financial Statements

(Unaudited)

in which we apply SFAS 159. Retrospective application of SFAS 159 to fiscal years preceding the effective date was not permitted.

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

SFAS 158. In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Retirement Plans (“SFAS 158”) which requires an employer to recognize the over- or under-funded status of its defined benefit postretirement plans as an asset or liability in its Consolidated Statement of Financial Condition, measured as the difference between the fair value of the plan assets and the benefit obligation. For pension plans, the benefit obligation is the projected benefit obligation; while for other postretirement plans the benefit obligation is the accumulated postretirement obligation. Upon adoption, SFAS 158 requires an employer to recognize previously unrecognized actuarial gains and losses and prior service costs within Accumulated other comprehensive income/(loss), net of tax, a component of Stockholders’ equity.

SFAS 158 is effective for our fiscal year ending November 30, 2007. Had we adopted SFAS 158 at November 30, 2006, we would have recognized a pension asset of approximately $60 million for our funded pension plans and a liability of approximately $160 million for our unfunded pension and postretirement plans. Additionally, we would have reduced Accumulated other comprehensive income/(loss), net of tax, by approximately $380 million. At August 31, 2007, due to changes in interest rates and projected asset returns, the reduction to Accumulated other comprehensive income/(loss), net of tax, would be approximately $250 million. The actual impact of adopting SFAS 158 will depend on the fair value of plan assets and the amount of the benefit obligation measured as of November 30, 2007.

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

FIN 48. In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes, which sets out a framework for management to use to determine the appropriate level of tax reserves to maintain for uncertain tax positions. This interpretation of SFAS 109 uses a two-step approach wherein a tax benefit is recognized if a position is more likely than not to be sustained, and the amount of benefit is then measured on a probabilistic approach, as defined in FIN 48. FIN 48 also sets out disclosure requirements to enhance transparency of an entity’s tax reserves. We must adopt FIN 48 as of the beginning of our 2008 fiscal year. We are evaluating the effect of adopting FIN 48 on our Consolidated Financial Statements.

FSP FIN 48-1. In May 2007, the FASB directed the FASB Staff to issue FASB Staff Position No. FIN 48-1, Definition of “Settlement” In FASB Interpretation No.  48 (“FSP FIN 48-1”). Under FSP FIN 48-1, a previously unrecognized tax benefit may be subsequently recognized if the tax position is effectively settled and other specified criteria are met. We are evaluating the effect of adopting FSP FIN 48-1 on our Consolidated Financial Statements as part of our evaluation of the effect of adopting FIN 48.

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

Our business segment information for the periods ended August 31, 2007 and 2006 is prepared using the following methodologies and generally represents the information that is relied upon by management in its decision-making processes:

LEHMAN BROTHERS HOLDINGS INC.

Notes to Consolidated Financial Statements

(Unaudited)

•                  Revenues and expenses directly associated with each business segment are included in determining income before taxes.

•                 Revenues and expenses not directly associated with specific business segments are allocated based on the most relevant measures applicable, including each segment’s revenues, headcount and other factors.

•                  Net revenues include allocations of interest revenue, interest expense and revaluation of certain long-term and short-term debt measured at fair value to securities and other positions in relation to the cash generated by, or funding requirements of, the underlying positions.

•                 Business segment assets include an allocation of indirect corporate assets that have been fully allocated to our segments, generally based on each segment’s respective headcount figures.

Capital Markets. Our Capital Markets segment is divided into two components:

Fixed Income – We make markets in and trade interest rate and credit products, mortgage-related securities, loan products, municipal and public sector instruments, currencies and commodities. We also originate mortgages and we structure and enter into a variety of derivative transactions. We provide research covering economic, quantitative, strategic, credit, relative value, index and portfolio analyses. Additionally, we provide financing, advice and servicing activities to the hedge fund community, known as prime brokerage services.

Equities - We make markets in and trade equities and equity-related products and enter into a variety of derivative transactions. We also provide equity-related research coverage as well as execution and clearing activities for clients. Through our capital markets prime services, we provide financing, advice and servicing activities to the hedge fund community (prime brokerage) as well as provide execution and clearing activities for clients. We also engage in proprietary trading activities as well as principal investing in real estate and private equity.

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

Investment Management. The Investment Management business segment consists of:

Asset Management – We provide customized investment management services for high net worth clients, mutual funds and other small and middle market institutional investors. Asset Management also serves as general partner for private equity and other alternative investment partnerships and has minority stake investments in certain alternative investment managers.

Private Investment Management – We provide investment, wealth advisory and capital markets execution services to high net worth and middle market institutional clients.

LEHMAN BROTHERS HOLDINGS INC.

Notes to Consolidated Financial Statements

(Unaudited)

Business Segments

	Capital	Investment	Investment
In millions	Markets	Banking	Management	Total
Three months ended August 31, 2007
Gross revenues	$12,811	$1,071	$857	$14,739
Interest expense	10,376	—	55	10,431
Net revenues	2,435	1,071	802	4,308
Depreciation and amortization expense	107	12	24	143
Other expenses	1,613	771	576	2,960
Income before taxes	$715	$288	$202	$1,205
Segment assets (in billions)	$648.2	$1.7	$9.3	$659.2
Three months ended August 31, 2006
Gross revenues	$10,378	$726	$623	$11,727
Interest expense	7,531	—	18	7,549
Net revenues	2,847	726	605	4,178
Depreciation and amortization expense	98	11	21	130
Other expenses	1,635	584	462	2,681
Income before taxes	$1,114	$131	$122	$1,367
Segment assets (in billions)	$464.9	$1.1	$7.7	$473.7

	Capital	Investment	Investment
In millions	Markets	Banking	Management	Total
Nine months ended August 31, 2007
Gross revenues	$38,648	$3,071	$2,394	$44,113
Interest expense	29,118	—	128	29,246
Net revenues	9,530	3,071	2,266	14,867
Depreciation and amortization expense	318	34	75	427
Other expenses	5,774	2,222	1,661	9,657
Income before taxes	$3,438	$815	$530	$4,783
Segment assets (in billions)	$648.2	$1.7	$9.3	$659.2
Nine months ended August 31, 2006
Gross revenues	$29,432	$2,302	$1,815	$33,549
Interest expense	20,461	—	38	20,499
Net revenues	8,971	2,302	1,777	13,050
Depreciation and amortization expense	284	31	65	380
Other expenses	5,158	1,746	1,350	8,254
Income before taxes and cumulative effect of
accounting change	$3,529	$525	$362	$4,416
Segment assets (in billions)	$464.9	$1.1	$7.7	$473.7

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

LEHMAN BROTHERS HOLDINGS INC.

Notes to Consolidated Financial Statements

(Unaudited)

The following presents, in management’s judgment, a reasonable representation of each region’s contribution to net revenues.

Net Revenues by Geographic Region

	Three Months			Nine Months
	Ended August 31,		Percent	Ended August 31,		Percent
In millions	2007	2006	Change	2007	2006	Change
Europe	$1,496	$1,161	29%	$4,693	$3,370	39%
Asia Pacific	728	407	79	2,084	1,459	43
Total Non–Americas	2,224	1,568	42	6,777	4,829	40
U.S.	2,038	2,588	(21)	7,954	8,130	(2)
Other Americas	46	22	109	136	91	49
Total Americas	2,084	2,610	(20)	8,090	8,221	(2)
Net revenues	$4,308	$4,178	3%	$14,867	$13,050	14%

Note 3 Financial Instruments and Other Inventory Positions

Financial instruments and other inventory positions owned and Financial instruments and other inventory positions sold but not yet purchased were comprised of the following:

			Sold But Not
	Owned		Yet Purchased
	August 31,	November 30,	August 31,	November 30,
In millions	2007	2006	2007	2006
Mortgages and mortgage-backed positions (1)	$88,007	$57,726	$246	$80
Government and agencies	37,108	47,293	63,776	70,453
Corporate debt and other	52,151	43,764	8,620	8,836
Corporate equities	64,283	43,087	40,393	28,464
Derivatives and other contractual agreements	35,711	22,696	27,725	18,017
Real estate held for sale	20,044	9,408	—	—
Commercial paper and other money market instruments	4,993	2,622	80	110
	$302,297	$226,596	$140,840	$125,960

(1)            Mortgages and mortgage-backed positions owned include approximately $13.6 billion and $5.5 billion at August 31, 2007 and November 30, 2006, respectively, of mortgage loans transferred to securitization trusts; however, the transactions did not meet the sale requirements of SFAS 140, and therefore have not been derecognized. The trusts to which the loans were transferred issued non-recourse financings and accordingly the investors in the trusts generally have no recourse to our other assets in the event the borrowers to the underlying loans fail to fulfill the terms of the lending contracts.

Mortgages and mortgage-backed positions include mortgage loans (both residential and commercial) and non-agency mortgage-backed securities. We originate residential and commercial mortgage loans as part of our mortgage trading and securitization activities and engage in mortgage-backed securities trading. We originated approximately $45 billion of residential mortgage loans in both nine months ended August 31, 2007 and 2006. In addition, we originated approximately $45 billion and $27 billion of commercial mortgage loans for the nine months ended August 31, 2007 and 2006, respectively. Residential and commercial mortgage loans originated as well as those acquired in the secondary market are typically sold through securitization or syndication activities. For further discussion of our securitization activities, see Note 6, “Securitizations and Special Purpose Entities,” to the Consolidated Financial Statements.

LEHMAN BROTHERS HOLDINGS INC.

Notes to Consolidated Financial Statements

(Unaudited)

Our net investment position related to Real estate held for sale, after giving effect to non-recourse financing, was $12.9 billion and $5.9 billion at August 31, 2007 and November 30, 2006, respectively.

Derivative Financial Instruments

The following table presents the fair value of derivatives and other contractual agreements at August 31, 2007 and November 30, 2006. Assets included in the table represent unrealized gains, net of unrealized losses, for situations in which we have a master netting agreement. Similarly, liabilities represent net amounts owed to counterparties. The fair value of assets/liabilities related to derivative contracts at August 31, 2007 and November 30, 2006 represents our net receivable/payable for derivative financial instruments before consideration of securities collateral, but after consideration of cash collateral. Assets and liabilities are presented net of cash collateral of approximately $12.4 billion and $13.6 billion, respectively, at August 31, 2007 and $11.1 billion and $8.2 billion, respectively, at November 30, 2006.

	August 31,		November 30,
	2007		2006
In millions	Assets	Liabilities	Assets	Liabilities
Interest rate, currency and credit default swaps and options	$15,205	$9,047	$8,634	$5,691
Foreign exchange forward contracts and options	1,930	1,965	1,792	2,145
Other fixed income securities contracts (including TBAs and forwards) (1)	5,984	4,107	4,308	2,604
Equity contracts (including equity swaps, warrants and options)	12,592	12,606	7,962	7,577
	$35,711	$27,725	$22,696	$18,017

(1)            Includes commodity derivative assets of $1.1 billion and liabilities of $1.2 billion at August 31, 2007, and commodity derivative assets and liabilities of $0.3 billion at November 30, 2006.

At August 31, 2007 and November 30, 2006, the fair value of derivative assets included $5.9 billion and $3.2 billion, respectively, related to exchange-traded option and warrant contracts. Similarly and for the same periods, the fair value of derivative liabilities included $4.3 billion and $2.8 billion, respectively, related to exchange-traded option and warrant contracts. With respect to OTC contracts, we view our net credit exposure to be $24.7 billion at August 31, 2007 and $15.6 billion at November 30, 2006, representing the fair value of OTC contracts in a net receivable position, after consideration of collateral. Counterparties to our OTC derivative products are primarily U.S. and foreign banks, securities firms, corporations, governments and their agencies, finance companies, insurance companies, investment companies and pension funds. Collateral held related to OTC contracts generally includes U.S. government and federal agency securities and listed equities.

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

Financial instruments and other inventory positions owned include U.S. government and agency securities and securities issued by non-U.S. governments, which in the aggregate represented 6% and 9% of total assets at August 31, 2007 and November 30, 2006, respectively. In addition, collateral held for resale agreements represented approximately 22% and 23% of total assets at August 31, 2007 and November 30, 2006, respectively, and primarily consisted of securities issued by the U.S. government, federal agencies or non-U.S. governments. Our most significant industry concentration is financial institutions, which includes other brokers and dealers, commercial banks and institutional clients. This concentration arises in the normal course of business.

LEHMAN BROTHERS HOLDINGS INC.

Notes to Consolidated Financial Statements

(Unaudited)

Note 4 Fair Value of Financial Instruments

Financial instruments and other inventory positions owned, and Financial instruments and other inventory positions sold but not yet purchased, are presented at fair value. In addition, certain long and short-term borrowing obligations, principally structured notes, and certain deposits at banks, are reflected at fair value.

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

Beginning December 1, 2006, assets and liabilities recorded at fair value in the Consolidated Statement of Financial Condition are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels – defined by SFAS 157 and directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities – are as follows:

Level I – Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

The types of assets and liabilities carried at Level I fair value generally are G-7 government and agency securities, equities listed in active markets, investments in publicly traded mutual funds with quoted market prices and listed derivatives.

Level II – Inputs (other than quoted prices included in Level I) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.

Fair valued assets and liabilities that are generally included in this category are non-G-7 government securities, municipal bonds, structured notes and certain mortgage and asset backed securities, certain corporate debt, certain private equity investments and certain derivatives, including those for commitments or guarantees.

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

LEHMAN BROTHERS HOLDINGS INC.

Notes to Consolidated Financial Statements

(Unaudited)

Fair valued Financial instruments and other inventory positions owned, and Financial instruments and other inventory positions sold but not yet purchased and other liabilities at August 31, 2007 were:

	At August 31, 2007
In millions	Level I	Level II	Level III	Total
Financial instruments and other inventory positions owned:

Mortgages and mortgage-backed positions	$222	$65,039	$22,746	$88,007

Government and agencies	24,092	13,016	—	37,108

Corporate debt and other	946	48,171	3,034	52,151

Corporate equities	42,973	16,255	5,055	64,283

Commercial paper and other money market instruments	4,993	—	—	4,993

Total non-derivative assets	$73,226	$142,481	$30,835	$246,542

Derivative assets(1)	5,928	25,936	3,847	35,711
Total Financial instruments and other inventory positions owned	$79,154	$168,417	$34,682	$282,253
Financial instruments and other inventory positions sold but not yet purchased:

Mortgages and mortgage-backed positions	$—	$246	$—	$246

Government and agencies	59,949	3,827	—	63,776

Corporate debt and other	1,327	7,293	—	8,620

Corporate equities	39,758	635	—	40,393

Commercial paper and other money market instruments	80	—	—	80
Total non-derivative liabilities	$101,114	$12,001	$—	$113,115

Derivative liabilities(1)	4,262	21,218	2,245	27,725
Total Financial instruments and other inventory positions sold but not yet purchased:	$105,376	$33,219	$2,245	$140,840
Other liabilities carried at fair value: (2)

Short-term borrowings	—	$5,528	—	$5,528

Deposits at banks	—	$13,709	—	$13,709

Long-term borrowings	—	$22,956	—	$22,956

(1)            Derivative assets and liabilities are presented on a net basis by level. Inter- and intra-level cash collateral, cross-product and counterparty netting at August 31, 2007 were approximately $25.9 billion and $27.1 billion, respectively.

(2)            In accordance with our adoption of SFAS 155, SFAS 157 and SFAS 159, we also measure certain non-inventory liabilities at fair value. See Note 1, “Summary of Significant Accounting Policies” for further discussion of our adoption of these accounting standards.

LEHMAN BROTHERS HOLDINGS INC.

Notes to Consolidated Financial Statements

(Unaudited)

Net revenues (both realized and unrealized) for Level III financial instruments are generally classified in Principal transactions in the Consolidated Statement of Income. Net revenues (realized and unrealized) associated with Level III financial instruments were approximately $49 million and $787 million for the three and nine months ended August 31, 2007, respectively. The following tables summarize the change in balance sheet carrying value associated with Level III financial instruments carried at fair value during the three and nine months ended August 31, 2007:

		Periodic
In millions	Balance	Payments,	Net			Balance
Three months ended	May 31,	Purchases,	Transfers	Gains/(Losses) (2), (3)		August 31,
August 31, 2007	2007	Sales, Net	In/(Out)	Realized	Unrealized	2007
Mortgages and mortgage-backed positions	$11,920	$1,854	$9,588	$213	$(829)	$22,746
Corporate debt and other	3,592	(690)	96	1	35	3,034
Corporate equities	4,048	658	261	37	51	5,055
Total non-derivative assets	19,560	1,822	9,945	251	(743)	30,835
Derivative assets, net(1)	1,280	(59)	(160)	(2)	543	1,602
	$20,840	$1,763	$9,785	$249	$(200)	$32,437

(1)              Derivatives are presented on a net basis.

(2)              Caution should be utilized when evaluating reported net revenues for Level III Financial instruments. These values are not presented net of hedging activities that may be transacted in instruments categorized within other hierarchy levels. Actual net revenues associated with Level III, inclusive of hedging activities, would differ materially.

(3)              The current period gains/(losses) from changes in values of Level III Financial instruments represent gains/(losses) from changes in values of those Financial instruments only for the period(s) in which the instruments were classified as Level III.

		Periodic
In millions	Balance	Payments,	Net			Balance
Nine months ended	November 30,	Purchases,	Transfers	Gains/(Losses) (2), (3)		August 31,
August 31, 2007	2006	Sales, Net	In/(Out)	Realized	Unrealized	2007
Mortgages and mortgage-backed positions	$8,205	$5,396	$9,577	$687	$(1,119)	$22,746
Corporate debt and other	2,430	270	188	54	92	3,034
Corporate equities	2,291	1,844	664	75	181	5,055
Total non-derivative assets	12,926	7,510	10,429	816	(846)	30,835
Derivative assets, net(1)	686	226	(127)	36	781	1,602
	$13,612	$7,736	$10,302	$852	$(65)	$32,437

(1)            Derivatives are presented on a net basis.

(2)            Caution should be utilized when evaluating reported net revenues for Level III Financial instruments. These values are not presented net of hedging activities that may be transacted in instruments categorized within other hierarchy levels. Actual net revenues associated with Level III, inclusive of hedging activities, would differ materially.

(3)            The year-to-date gains/(losses) from changes in values of Level III Financial instruments represent gains/(losses) from changes in values of those Financial instruments only for the period(s) in which the instruments were classified as Level III.

LEHMAN BROTHERS HOLDINGS INC.

Notes to Consolidated Financial Statements

(Unaudited)

At August 31, 2007, the Company performed a goodwill impairment test which compares its carrying value of goodwill to a fair value measurement of its goodwill, determined utilizing Level III inputs. No impairment was identified. The following table summarizes the change in balance sheet carrying values associated with goodwill:

		Investment
In millions	Capital Markets	Management	Total
Balance (net) at November 30, 2006	$321	$2,096	$2,417
Goodwill acquired	673	163	836
Goodwill disposed	(53)	—	(53)
Purchase price goodwill valuation adjustment	—	—	—
Balance (net) at August 31, 2007	$941	$2,259	$3,200

Note 5 Securities Received and Pledged as Collateral

We enter into secured borrowing and lending transactions to finance inventory positions, obtain securities for settlement and meet clients’ needs. We receive collateral in connection with resale agreements, securities borrowed transactions, borrow/pledge transactions, client margin loans and derivative transactions. We generally are permitted to sell or repledge these securities held as collateral and use them to secure repurchase agreements, enter into securities lending transactions or deliver to counterparties to cover short positions.

At August 31, 2007 and November 30, 2006, the fair value of securities received as collateral that we were permitted to sell or repledge was approximately $731 billion and $621 billion, respectively. The fair value of securities received as collateral that we sold or repledged was approximately $660 billion and $568 billion at August 31, 2007 and November 30, 2006, respectively.

We also pledge our own assets, primarily to collateralize certain financing arrangements. These pledged securities, where the counterparty has the right by contract or custom to sell or repledge the financial instruments were approximately $65 billion and $43 billion at August 31, 2007 and November 30, 2006, respectively. The carrying value of Financial instruments and other inventory positions owned that have been pledged or otherwise encumbered to counterparties where those counterparties do not have the right to sell or repledge, was approximately $92 billion and $75 billion at August 31, 2007 and November 30, 2006, respectively.

Note 6 Securitizations and Special Purpose Entities

Generally, residential and commercial mortgages, home equity loans, municipal and corporate bonds, and lease and trade receivables are financial assets that we securitize through SPEs. We may continue to hold an interest in the financial assets securitized in the form of either the securities created in the transaction or residual interests in the SPEs (“interests in securitizations”) established to facilitate the securitization transaction. Interests in securitizations are presented within Financial instruments and other inventory positions owned (primarily in mortgages and mortgage-backed and government and agencies) in the Consolidated Statement of Financial Condition. For additional information regarding the accounting for securitization transactions, see Note 1, “Summary of Significant Accounting Policies—Consolidation Accounting Policies,” to the Consolidated Financial Statements.

For the periods ended August 31, 2007 and 2006, we securitized the following financial assets:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
In millions	2007	2006	2007	2006
Residential mortgages	$26,112	$35,288	$86,376	$102,418
Commercial mortgages	10,480	6,700	18,392	11,812
Municipal and other asset-backed financial instruments	2,122	696	4,039	1,130
Total	$38,714	$42,684	$108,807	$115,360

LEHMAN BROTHERS HOLDINGS INC.

Notes to Consolidated Financial Statements

(Unaudited)

At August 31, 2007 and November 30, 2006, we had approximately $1.8 billion and $2.0 billion, respectively, of non-investment grade interests from our securitization activities (primarily junior security interests in residential mortgage securitizations).

The tables below present: the fair value of our interests in securitizations at August 31, 2007 and November 30, 2006; model assumptions of market factors; sensitivity of valuation models to adverse changes in the assumptions; as well as cash flows received on such interests in the securitizations. The sensitivity analyses presented below are hypothetical and should be used with caution since the stresses are performed without considering the effect of hedges, which serve to reduce our actual risk. We mitigate the risks associated with the above interests in securitizations through dynamic hedging strategies. These results are calculated by stressing a particular economic assumption independent of changes in any other assumption (as required by U.S. GAAP). In reality, changes in one factor often result in changes in another factor which may counteract or magnify the effect of the changes outlined in the tables below. Changes in the fair value based on a 10% or 20% variation in an assumption should not be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear.

Securitization Activity

	August 31, 2007			November 30, 2006
	Residential Mortgages			Residential Mortgages
		Non-			Non-
	Investment	Investment		Investment	Investment
Dollars in millions	Grade(1)	Grade	Other(2)	Grade(1)	Grade	Other(2)
Interests in securitizations (in billions)(1)	$9.2	$1.7	$3.4	$5.3	$2.0	$0.6

Weighted-average life (years)	7	6	5	5	6	5

Average constant prepayment rate	15.4%	26.4%	—	27.2%	29.1%	—
Effect of 10% adverse change	$54	$5	$—	$21	$61	$—
Effect of 20% adverse change	$74	$28	$—	$35	$110	$—

Weighted-average credit loss assumption	0.2%	2.3%	0.5%	0.6%	1.3%	—
Effect of 10% adverse change	$27	$121	$2.3	$70	$109	$—
Effect of 20% adverse change	$67	$232	$4.6	$131	$196	$—

Weighted-average discount rate	8.7%	23.7%	6.4%	7.2%	18.4%	5.8%
Effect of 10% adverse change	$308	$102	$85	$124	$76	$13
Effect of 20% adverse change	$594	$163	$165	$232	$147	$22

(1)              The amount of investment-grade interests in securitizations related to agency collateralized mortgage obligations was approximately $4.5 billion and $1.9 billion at August 31, 2007 and November 30, 2006, respectively.

(2)              At August 31, 2007, other interests in securitizations included approximately $3.2 billion of investment grade commercial mortgages and approximately $0.1 billion of non-investment grade commercial mortgages. At November 30, 2006, other interests in securitizations included approximately $0.6 billion of investment grade commercial mortgages.

Cash flows received on interests in securitizations
Dollars in millions
	Nine months ended			Year ended
	August 31, 2007			November 30, 2006
	$ 884	$ 423	$ 87	$ 664	$ 216	$ 59

LEHMAN BROTHERS HOLDINGS INC.

Notes to Consolidated Financial Statements

(Unaudited)

Mortgage servicing rights. Mortgage servicing rights (“MSRs”) represent the right to future cash flows based upon contractual servicing fees for mortgage loans and mortgage-backed securities. Our MSRs generally arise from the securitization of residential mortgage loans that we originate. MSRs are presented within Financial instruments and other inventory positions owned on the Consolidated Statement of Financial Condition. At August 31, 2007 and November 30, 2006, the Company had MSRs of approximately $1.0 billion and $0.8 billion, respectively.

Our MSRs activities for the nine months ended August 31, 2007 and year ended November 30, 2006 are as follows:

In millions	August 31, 2007	November 30, 2006
Balance, beginning of period	$829	$561
Additions, net	261	507
Changes in fair value:
Paydowns/servicing fees	(129)	(192)
Resulting from changes in valuation assumptions	88	(80)
Change due to SFAS 156 adoption	—	33
Balance, end of period	$1,049	$829

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

The following table shows the main assumptions used to determine the fair value of our MSRs at August 31, 2007 and November 30, 2006, the sensitivity of our fair value measurements to changes in these assumptions, and cash flows received on contractual servicing:

Dollars in millions	August 31, 2007	November 30, 2006
Weighted-average prepayment speed (CPR)	28.5%	31.1%
Effect of 10% adverse change	$94	$84
Effect of 20% adverse change	$175	$154
Discount rate	8.3%	8.0%
Effect of 10% adverse change	$20	$17
Effect of 20% adverse change	$38	$26

Cash flows received on contractual servicing	$199	$255

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

Non-QSPE activities. We have transactional activity with SPEs that do not meet the QSPE criteria because their permitted activities are not limited sufficiently or the assets are non-qualifying financial instruments (e.g., real estate). Transactions with such SPEs include credit-linked notes, real estate investment vehicles and other structured financing transactions designed to meet clients’ investing or financing needs. Our involvement with such SPEs includes collateralized debt obligations (“CDOs”), credit-linked notes and other structured financing transactions designed to meet clients’ investing or financing needs.

A CDO transaction involves the purchase by an SPE of a diversified portfolio of securities and/or loans that are then managed by an independent asset manager. Interests in the SPE (debt and equity) are sold to third party investors. Our primary role is limited to acting as structuring and placement agent, warehouse provider, underwriter and market maker in the related CDO securities. In a typical CDO, at the direction of a third party asset manager, we

LEHMAN BROTHERS HOLDINGS INC.

Notes to Consolidated Financial Statements

(Unaudited)

will temporarily warehouse securities or loans on our balance sheet pending the sale to the SPE once the permanent financing is completed. At August 31, 2007 and November 30, 2006, we owned approximately $469.3 million and $55.1 million of equity securities in CDOs, respectively. Because our investments do not represent a majority of any CDO equity class, we are not the primary beneficiary of the CDOs and therefore we do not consolidate such SPEs.

As a dealer in credit default swaps, we make a market in buying and selling credit protection on single issuers as well as on portfolios of credit exposures. We mitigate our credit risk, in part, by purchasing default protection through credit default swaps with SPEs. We pay a premium to the SPEs for assuming credit risk under the credit default swap. In these transactions, SPEs issue credit-linked notes to investors and use the proceeds to invest in high quality collateral. Our maximum potential loss associated with our involvement with such credit-linked note transactions is measured by the fair value of our credit default swaps with such SPEs. At August 31, 2007 and November 30, 2006, respectively, the fair values of these credit default swaps were $1.1 billion and $0.2 billion, respectively. The underlying investment grade collateral where we are the first-lien holder and that is held by SPEs was $13.2 billion and $10.8 billion at August 31, 2007 and November 30, 2006, respectively.

Because the investors assume default risk associated with both the reference portfolio and the SPEs’ assets, the investors in the SPEs bear a majority of the entity’s expected losses. Accordingly, we generally are not the primary beneficiary and therefore do not consolidate these SPEs.

In instances where we are the primary beneficiary of the credit default transaction, we consolidate the SPE. At August 31, 2007 and November 30, 2006, we consolidated approximately $168 million and $718 million of these credit default transactions, respectively. The assets associated with these consolidated credit default transactions are presented as a component of Financial instruments and other inventory positions owned.

We also invest in real estate directly through consolidated subsidiaries and through VIEs. We consolidate our investments in real estate VIEs when we are the primary beneficiary. We record the assets of these consolidated real estate VIEs as a component of Financial instruments and other inventory positions owned. At August 31, 2007 and November 30, 2006, we consolidated approximately $10.8 billion and $3.4 billion, respectively, of real estate-related investments. After giving effect to non-recourse financing, our net investment position in these consolidated real estate VIEs was $6.8 billion and $2.2 billion at August 31, 2007 and November 30, 2006, respectively.

The following table summarizes our non-QSPE activities at August 31, 2007 and November 30, 2006:

In millions	August 31, 2007	November 30, 2006
Credit default swaps with SPEs	$ 1,088	$ 155
Value of underlying investment-grade collateral	13,240	10,754
Value of assets consolidated	168	718

Consolidated VIE real estate investments	10,779	3,380
Net investment	6,819	2,180

In addition to the above, we enter into other transactions with SPEs designed to meet clients’ investment and/or funding needs. For further discussion of our SPE-related and other commitments, see Note 8, “Commitments, Contingencies and Guarantees,” to the Consolidated Financial Statements.

LEHMAN BROTHERS HOLDINGS INC.

Notes to Consolidated Financial Statements

(Unaudited)

Note 7 Borrowings and Deposit Liabilities

Total borrowings and deposits at August 31, 2007 and November 30, 2006, consisted of the following:

In millions	August 31, 2007	November 30, 2006
Short-term borrowings
Secured	$495	$227
Unsecured
Current portion of long-term	13,997	12,878
Commercial paper	1,202	1,653
Other	10,620	5,880
Total	$26,314	$20,638
Amount carried at fair value(1)	$5,528	$3,783

Deposit liabilities at banks
Time deposits
At US banks	$14,088	$14,592
At non-US banks	8,996	5,621
Savings deposits
At US banks	1,613	1,199
At non-US banks	238	—
Total	$24,935	$21,412
Amount carried at fair value(1)	$13,709	$14,708

Unsecured long-term borrowings
Senior notes	$106,807	$75,202
Subordinated notes	8,610	3,238
Junior subordinated notes	4,914	2,738
Total	$120,331	$81,178
Amount carried at fair value(1)	$22,956	$11,025

(1)              Borrowings and deposits are carried at fair value in accordance with SFAS 155 and SFAS 159. See Note 1, “Summary of Significant Accounting Polices,” for additional information. At August 31, 2007, the principal amounts of short-term borrowings, deposit liabilities and long-term borrowings carried at fair value were approximately $5.5 billion, $13.8 billion and $24.5 billion, respectively. At November 30, 2006, the principal amounts short-term borrowings, deposit liabilities and long-term borrowings carried at fair value were approximately $3.7 billion, $14.7 billion and $11.1 billion, respectively. Substantially all of the borrowings recorded at fair value are structured notes and contain two parts: a note and an embedded forward or option component. The difference between the aggregate principal balance and the aggregate fair value represents cumulative changes in Holdings’ credit spreads as well as changes to the embedded forward or option component. During the 2007 three and nine months, a substantial portion of the change in fair value is associated with the embedded forward or option component, which is risk managed and part of our capital markets activities.

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

Settled in June 2007 but issued in May 2007, Lehman Brothers UK Capital Funding V LP, a UK limited partnership (the “UK LP”), issued in aggregate $500 million Fixed Rate Enhanced Capital Advantage Preferred Securities (“ECAPS®”). A corresponding $500 million principal amount of junior subordinated notes were issued by Holdings to the UK LP. Distributions will accrue on the ECAPS® at a rate of 6.9% per annum. ECAPS® have no mandatory redemption date, but may be redeemed at our option on June 1, 2012, or annually thereafter. We did not consolidate the UK LP under the application of FIN 46(R).

For additional information about issuances and maturities of Unsecured long-term borrowings, see the Consolidated Statement of Cash Flows.

LEHMAN BROTHERS HOLDINGS INC.

Notes to Consolidated Financial Statements

(Unaudited)

Credit Facilities

We use both committed and uncommitted bilateral and syndicated long-term bank facilities to complement our long-term debt issuance. In particular, Holdings maintains a $2.0 billion unsecured, committed revolving credit agreement with a syndicate of banks which expires in February 2009. In addition, we maintain a $2.5 billion multi-currency unsecured, committed revolving credit facility (“European Facility”) with a syndicate of banks for Lehman Brothers Bankhaus AG (“Bankhaus”) and Lehman Brothers Treasury Co. B.V. which expires in April 2010. Our ability to borrow under such facilities is conditioned on complying with customary lending conditions and covenants. We have maintained compliance with the material covenants under these credit agreements at all times. We draw on both of these facilities from time to time in the normal course of conducting our business. As of August 31, 2007, there were no outstanding borrowings against Holdings’ credit facility. Additionally and as of August 31, 2007, there were outstanding borrowings of approximately $2.5 billion against the European Facility.

Note 8 Commitments, Contingencies and Guarantees

In the normal course of business, we enter into various commitments and guarantees, including lending commitments to high grade and high yield borrowers, private equity investment commitments, liquidity commitments and other guarantees.

Lending–Related Commitments

The following table summarizes lending-related commitments at August 31, 2007 and November 30, 2006:

						Total
	Expiration per Period at August 31, 2007					Contractual amount
			2009-	2011-	2013 and	August	November
In millions	2007	2008	2010	2012	Later	31, 2007	30, 2006
Lending commitments
High grade (1)	$1,720	$5,769	$6,254	$12,824	$410	$26,977	$17,945
High yield (2)	1,083	2,018	960	3,900	3,536	11,497	7,558
Contingent acquisition facilities
Investment grade	1,604	2,500	—	—	—	4,104	1,918
Non-investment grade	8,552	16,912	1,575	—	—	27,039	12,766
Mortgage commitments	8,591	421	1,841	973	606	12,432	12,246
Secured lending transactions	72,979	17,796	489	456	1,435	93,155	82,987

(1)              We view our net credit exposure for high grade commitments, after consideration of hedges, to be $14.4 billion and $4.9 billion at August 31, 2007 and November 30, 2006, respectively.

(2)              We view our net credit exposure for high yield commitments, after consideration of hedges, to be $10.4 billion and $5.9 billion at August 31, 2007 and November 30, 2006, respectively.

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

LEHMAN BROTHERS HOLDINGS INC.

Notes to Consolidated Financial Statements

(Unaudited)

We had commitments to investment grade borrowers at August 31, 2007 and November 30, 2006 of $27.0 billion (net credit exposure of $14.4 billion, after consideration of hedges) and $17.9 billion (net credit exposure of $4.9 billion, after consideration of hedges), respectively. We had commitments to non-investment grade borrowers of $11.5 billion (net credit exposure of $10.4 billion, after consideration of hedges) and $7.6 billion (net credit exposure of $5.9 billion, after consideration of hedges) at August 31, 2007 and November 30, 2006, respectively.

Contingent acquisition facilities. We provide contingent commitments to investment and non-investment grade counterparties related to acquisition financing. We do not believe contingent acquisition commitments are necessarily indicative of actual risk or funding requirements as funding is dependent both upon a proposed transaction being completed and the acquiror fully utilizing our commitment. Typically, these commitments are made to a potential acquiror in a proposed acquisition, which may or may not be completed depending on whether the potential acquiror to whom we have provided our commitment is successful. A contingent borrower’s ability to draw on the commitment is typically subject to there being no material adverse change in the borrower’s financial conditions, among other factors, and the commitments also generally contain certain flexible pricing features to adjust for changing market conditions prior to closing. In addition, acquirors generally utilize multiple financing sources, including other investment and commercial banks, as well as accessing the general capital markets for completing transactions. Further, our past practice, consistent with our credit facilitation framework, has been to syndicate acquisition financings to investors. Therefore, our contingent acquisition commitments are generally greater than the amounts we will ultimately fund. The ultimate timing, amount and pricing of a syndication, however, is influenced by market conditions that may not necessarily be consistent with those at the time the commitment was entered.

We provided contingent commitments to investment grade counterparties related to acquisition financing of approximately $4.1 billion and $1.9 billion at August 31, 2007 and November 30, 2006, respectively. In addition, we provided contingent commitments to non-investment grade counterparties related to acquisition financing of approximately $27.0 billion and $12.8 billion at August 31, 2007 and November 30, 2006, respectively.

Mortgage commitments. Through our mortgage origination platforms we make commitments to extend mortgage loans. At August 31, 2007 and November 30, 2006, we had outstanding mortgage commitments of approximately $12.4 billion and $12.2 billion, respectively. These commitments included $7.2 billion and $7.0 billion of residential mortgages at August 31, 2007 and November 30, 2006, respectively, and $5.2 billion of commercial mortgages at both comparative periods. The residential mortgage loan commitments require us to originate mortgage loans at the option of a borrower generally within 90 days at fixed interest rates. Our intention is to sell residential mortgage loans, once originated, primarily through securitizations.

Secured lending transactions. In connection with our financing activities, we had outstanding commitments under certain collateralized lending arrangements of approximately $9.6 billion and $7.4 billion at August 31, 2007 and November 30, 2006, respectively. These commitments require borrowers to provide acceptable collateral, as defined in the agreements, when amounts are drawn under the lending facilities. Advances made under these lending arrangements typically are at variable interest rates and generally provide for over-collateralization. In addition, at August 31, 2007, we had commitments to enter into forward starting secured resale and repurchase agreements, primarily secured by government and government agency collateral, of $44.0 billion and $39.6 billion, respectively, compared to $44.4 billion and $31.2 billion, respectively, at November 30, 2006.

LEHMAN BROTHERS HOLDINGS INC.

Notes to Consolidated Financial Statements

(Unaudited)

Other Commitments and Guarantees

The following table summarizes other commitments and guarantees at August 31, 2007 and November 30, 2006:

						Total
	Expiration per Period at August 31, 2007					Contractual amount
			2009-	2011-	2013 and	August	November
In millions	2007	2008	2010	2012	Later	31, 2007	30, 2006
Derivative contracts(1)	$54,130	$83,843	$165,986	$215,165	$248,439	$767,563	$534,585
Municipal-securities-related commitments	535	31	643	137	5,967	7,313	1,599
Other commitments with variable interest entities	619	1,098	1,151	543	4,923	8,334	4,902
Standby letters of credit	1,476	312	4	—	—	1,792	2,380
Private equity and other principal investment commitments	1,811	1,736	1,040	429	—	5,016	1,088

(1)            We believe the fair value of these derivative contracts is a more relevant measure of the obligations because we believe the notional amount overstates the expected payout. At August 31, 2007 and November 30, 2006, the fair value of these derivative contracts approximated $11.1 billion and $9.3 billion, respectively.

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

At August 31, 2007 and November 30, 2006, the maximum payout value of derivative contracts deemed to meet the FIN 45 definition of a guarantee was approximately $768 billion and $535 billion, respectively. For purposes of determining maximum payout, notional values are used; however, we believe the fair value of these contracts is a more relevant measure of these obligations because we believe the notional amounts greatly overstate our expected payout. At August 31, 2007 and November 30, 2006, the fair value of such derivative contracts approximated $11.1 billion and $9.3 billion, respectively. In addition, all amounts included above are before consideration of hedging transactions. We substantially mitigate our risk on these contracts through hedges, using other derivative contracts and/or cash instruments. We manage risk associated with derivative guarantees consistent with our global risk management policies.

Municipal-securities-related commitments. At August 31, 2007 and November 30, 2006, we had municipal-securities-related commitments of approximately $7.3 billion and $1.6 billion, respectively, which are principally comprised of liquidity commitments related to trust certificates backed by investment grade municipal securities. We believe our liquidity commitments to these trusts involve a low level of risk because our obligations are supported by investment grade securities and generally cease if the underlying assets are downgraded below investment grade or upon an issuer’s default. In certain instances, we also provide credit default protection to investors, which approximated $423 million and $48 million at August 31, 2007 and November 30, 2006, respectively.

Other commitments with VIEs. We make certain liquidity commitments and guarantees to VIEs. We provided liquidity commitments of approximately $1.8 billion and $1.0 billion at August 31, 2007 and November 30, 2006, respectively, which represented our maximum exposure to loss, to commercial paper conduits in support of certain

LEHMAN BROTHERS HOLDINGS INC.

Notes to Consolidated Financial Statements

(Unaudited)

clients’ secured financing transactions. However, we believe our actual risk to be limited because these liquidity commitments are supported by over-collateralization with investment grade collateral.

In addition, we provide limited downside protection guarantees to investors in certain VIEs by guaranteeing return of their initial principal investment. Our maximum exposure to loss under such commitments was approximately $5.8 billion and $3.9 billion at August 31, 2007 and November 30, 2006, respectively. We believe our actual risk to be limited because our obligations are collateralized by the VIEs’ assets and contain significant constraints under which downside protection will be available (e.g., the VIE is required to liquidate assets in the event certain loss levels are triggered).

At August 31, 2007, Holdings is also committed to provide $668 million of back-up liquidity to a VIE, which exists to provide funding for our contingent acquisition commitments, if necessary. Holdings’ commitment to provide financing is contingent upon the VIE being unable to remarket certain secured liquidity notes upon their maturity. Such financing from Holdings to the VIE is due, generally, one year after a failed remarketing event, if any.

Standby letters of credit. At August 31, 2007 and November 30, 2006, respectively, we had commitments under letters of credit issued by banks to counterparties for $1.8 billion and $2.4 billion. We are contingently liable for these letters of credit which are primarily used to provide collateral for securities and commodities borrowed and to satisfy margin deposits at option and commodity exchanges.

Private equity and other principal investments.  At August 31, 2007 and November 30, 2006, we had private equity and other principal investment commitments of approximately $5.0 billion and $1.1 billion, respectively, comprising commitments to Lehman private equity partnerships and other principal investment opportunities that we intend to distribute and syndicate, in part, to investing clients.

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

In connection with certain acquisitions and strategic investments, we agreed to pay additional consideration contingent on the acquired entity meeting or exceeding specified income, revenue or other performance thresholds. These payments will be recorded as amounts become determinable. Had the determination dates been August 31, 2007 and November, 30, 2006, our estimated obligations related to these contingent consideration arrangements would have been $524 million and $224 million, respectively.

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

LEHMAN BROTHERS HOLDINGS INC.

Notes to Consolidated Financial Statements

(Unaudited)

which we believe to be adequate, in relation to the potential for additional tax assessments. Once established, tax reserves are adjusted only when additional information is obtained or an event occurs requiring a change to such tax reserves.

During 2006, the IRS completed its 1997 through 2000 federal income tax examination, which resulted in unresolved issues asserted by the IRS that challenge certain of our tax positions (the “proposed adjustments”). We believe our positions comply with the applicable tax law and intend to vigorously dispute the proposed adjustments through judicial procedures, as appropriate. We believe that we have adequate tax reserves in relation to these unresolved issues. However, it is possible that amounts greater than our reserves could be incurred, which we estimate would not exceed $100 million.

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

LEHMAN BROTHERS HOLDINGS INC.

Notes to Consolidated Financial Statements

(Unaudited)

Note 9 Earnings per Common Share and Stockholders’ Equity

Earnings per common share were calculated as follows:

Earnings per Common Share

	Three Months		Nine Months
	Ended August 31,		Ended August 31,
In millions, except per share data	2007	2006	2007	2006
Numerator:
Income before cumulative effect of accounting change	$887	$916	$3,306	$2,956
Cumulative effect of accounting change	—	—	—	47
Preferred stock dividends	(17)	(17)	(51)	(49)
Numerator for basic earnings per share—net income applicable to common stock	$870	$899	$3,255	$2,954
Denominator:
Denominator for basic earnings per share—weighted-average common shares	540.4	540.9	539.9	544.2
Effect of dilutive securities:
Employee stock options	22.7	27.7	24.9	29.4
Restricted stock units	2.7	4.7	5.0	6.6
Dilutive potential common shares	25.4	32.4	29.9	36.0
Denominator for diluted earnings per share—weighted-average common and dilutive potential common shares (1)	565.8	573.3	569.8	580.2
Earnings per Basic Share
Before cumulative effect of accounting change	$1.61	$1.66	$6.03	$5.34
Cumulative effect of accounting change	—	—	—	0.09
Earnings per basic share	$1.61	$1.66	$6.03	$5.43
Earnings per Common Diluted Share
Before cumulative effect of accounting change	$1.54	$1.57	$5.71	$5.01
Cumulative effect of accounting change	—	—	—	0.08
Earnings per common diluted share	$1.54	$1.57	$5.71	$5.09
(1) Anti-dilutive options and restricted stock units excluded from the calculations of diluted earnings per share	15.9	7.9	6.9	5.6

On April 5, 2006, our Board of Directors approved a 2-for-1 common stock split, in the form of a stock dividend that was effected on April 28, 2006. The par value of the common stock remained at $0.10 per share. Accordingly, an adjustment from Additional paid-in capital to Common stock was required to preserve the par value of the post-split shares.

Note 10 Share-Based Employee Incentive Plans

We sponsor several share-based employee incentive plans. Amortization of compensation costs for grants awarded under these plans was approximately $315 million and $247 million for the three months ended August 31, 2007 and 2006, respectively, and approximately $948 million and $747 million for the nine months ended August 31, 2007 and 2006, respectively. The total income tax benefit recognized in the Consolidated Statement of Income for these plans was $126 million and $102 million for the three months ended August 31, 2007 and 2006, respectively, and $385 million and $309 million for the nine months ended August 31, 2007 and 2006, respectively.

At August 31, 2007, unrecognized compensation cost related to nonvested stock option and restricted stock unit (“RSU”) awards totaled $2.2 billion. The cost of these non-vested awards is expected to be recognized over the next 9.3 years over a weighted average period of 3.8 years.

LEHMAN BROTHERS HOLDINGS INC.

Notes to Consolidated Financial Statements

(Unaudited)

Below is a description of our share-based employee incentive plans.

Share-Based Employee Incentive Plans

We sponsor several share-based employee incentive plans. The total number of shares of common stock remaining available for future awards under these plans at August 31, 2007, was 83.2 million (not including shares that may be returned to the Stock Incentive Plan (the “SIP”) as described below, but including an additional 0.4 million shares authorized for issuance under the Lehman Brothers Holdings Inc. 1994 Management Ownership Plan (the “1994 Plan”) that have been reserved solely for issuance in respect of dividends on outstanding awards under this plan). In connection with awards made under our share-based employee incentive plans, we are authorized to issue shares of common stock held in treasury or newly-issued shares.

1994 and 1996 Management Ownership Plans and Employee Incentive Plan. The 1994 Plan, the Lehman Brothers Holdings Inc. 1996 Management Ownership Plan (the “1996 Plan”), and the Lehman Brothers Holdings Inc. Employee Incentive Plan (the “EIP”) all expired following the completion of their various terms. These plans provided for the issuance of RSUs, performance stock units, stock options and other share-based awards to eligible employees. At August 31, 2007, awards with respect to 605.7 million shares of common stock have been made under these plans, of which 145.7 million are outstanding and 460.0 million have been converted to freely transferable common stock.

Stock Incentive Plan. The SIP has a 10-year term ending in May 2015, with provisions similar to the previous plans. The SIP authorized the issuance of up to the total of (i) 95.0 million shares (20.0 million as originally authorized, plus an additional 75.0 million authorized by the stockholders of Holdings at its 2007 Annual Meeting), plus (ii) the 33.5 million shares authorized for issuance under the 1996 Plan and the EIP that remained unawarded upon their expiration, plus (iii) any shares subject to repurchase or forfeiture rights under the 1996 Plan, the EIP or the SIP that are reacquired by the Company, or the award of which is canceled, terminates, expires or for any other reason is not payable, plus (iv) any shares withheld or delivered pursuant to the terms of the SIP in payment of any applicable exercise price or tax withholding obligation. Awards with respect to 50.1 million shares of common stock have been made under the SIP as of August 31, 2007, 49.4 million of which are outstanding.

1999 Long-Term Incentive Plan. The 1999 Neuberger Berman Inc. Long-Term Incentive Plan (the “LTIP”) provides for the grant of restricted stock, restricted units, incentive stock, incentive units, deferred shares, supplemental units and stock options. The total number of shares of common stock that may be issued under the LTIP is 15.4 million. At August 31, 2007, awards with respect to approximately 14.0 million shares of common stock had been made under the LTIP, of which 4.2 million were outstanding.

LEHMAN BROTHERS HOLDINGS INC.

Notes to Consolidated Financial Statements

(Unaudited)

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

For RSUs granted prior to 2004, we measured compensation cost based on the market value of our common stock at the grant date in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, a discount from the market price of an unrestricted share of common stock on the RSU grant date was not recognized for selling restrictions subsequent to the vesting date. For awards granted beginning in 2004, we measure compensation cost based on the market price of our common stock at the grant date less a discount for sale restrictions subsequent to the vesting date in accordance with SFAS No. 123 Share-Based Payment (“SFAS 123”) and SFAS No.123 (revised) Share-Based Payment (“SFAS 123(R)”). The fair value of RSUs subject to post-vesting date sale restrictions are generally discounted by three to eight percent for each year based upon the duration of the post-vesting restriction. These discounts are based on market-based studies and academic research on securities with restrictive features. RSUs granted in each of the periods presented contain selling restrictions subsequent to the vesting date.

The fair value of RSUs converted to common stock without restrictions for the nine months ended August 31, 2007 was $346 million. Compensation costs previously recognized and tax benefits recognized in equity upon issuance of these awards were approximately $265 million.

The following table summarizes RSU activity for the nine months ended August 31, 2007:

Restricted Stock Units

				Weighted Average
			Total Number	Grant Date
	Unamortized	Amortized	of RSUs	Fair Value
Balance, November 30, 2006	34,904,500	65,543,498	100,447,998	$43.37
Granted	37,412,442	—	37,412,442	69.25
Canceled	(3,694,024)	570,191	(3,123,833)	52.46
Exchanged for stock without restrictions	—	(4,789,069)	(4,789,069)	43.06
Amortization	(28,749,652)	28,749,652	—	—
Outstanding August 31, 2007	39,873,266	90,074,272	129,947,538	$50.63

Of the RSUs outstanding at August 31, 2007, approximately 90.1 million were amortized and included in basic earnings per share. Approximately 5.3 million will be amortized during the remainder of fiscal 2007 and the remainder will be amortized subsequent to November 30, 2007. At August 31, 2007 and November 30, 2006, RSUs outstanding, net of 80.8 million and 64.7 million shares, respectively, held in an irrevocable grantor trust (the “RSU Trust”), were 49.1 million and 35.7 million, respectively. The RSU Trust provides common stock voting rights to employees who hold outstanding RSUs. During fiscal 2007, 20.5 million shares have been issued out of treasury stock into the RSU Trust.

Stock Options

Employees and Directors may receive stock options, in lieu of cash, as a portion of their total compensation. Such options generally become exercisable over a one- to five-year period and generally expire 5 to 10 years from the date of grant, subject to accelerated expiration upon termination of employment.

During the nine months ended August 31, 2007, 10,200 stock options were granted. We use the Black-Scholes option-pricing model to measure the grant date fair value of stock options granted to employees. Stock options granted have exercise prices equal to the market price of our common stock on the grant date. The principal assumptions utilized in valuing options and our methodology for estimating such model inputs include: (i) risk-free interest rate - estimate is based on the yield of U.S. zero coupon securities with a maturity equal to the expected life

LEHMAN BROTHERS HOLDINGS INC.

Notes to Consolidated Financial Statements

(Unaudited)

of the option; (ii) expected volatility - estimate is based on the historical volatility of our common stock for the three years preceding the award date, the implied volatility of market-traded options on our common stock on the grant date and other factors; and (iii) expected option life - estimate is based on internal studies of historical and projected exercise behavior based on different employee groups and specific option characteristics, including the effect of employee terminations.

Based on the results of the model, the weighted-average fair value of stock options granted during the nine months ended August 31, 2007 was $24.94. The weighted-average assumptions used during the nine months ended August 31, 2007 were as follows:

Weighted-Average Black-Scholes Assumptions
Risk-free interest rate	4.72%
Expected volatility	25.12%
Dividends per share	$0.15
Expected life	7.0 years

The valuation technique takes into account the specific terms and conditions of the stock options granted including vesting period, termination provisions, intrinsic value and time dependent exercise behavior.

The following table summarizes stock option activity for the nine months ended August 31, 2007:

Stock Option Activity

		Weighted-Average	Expiration
	Options	Exercise Price	Dates
Balance, November 30, 2006	81,396,371	$33.32	12/06—5/16
Granted	10,200	72.07
Exercised	(12,061,504)	29.35
Canceled	(333,368)	31.19
Balance, August 31, 2007	69,011,699	$34.03	10/07—4/17

The total intrinsic value of stock options exercised for the nine months ended August 31, 2007 was $593 million for which compensation costs previously recognized and tax benefits recognized in equity upon issuance totaled approximately $231 million. Cash received from the exercise of stock options for the nine months ended August 31, 2007 totaled $352 million.

The table below provides additional information related to stock options outstanding at August 31, 2007:

Dollars in millions, except per share data	Outstanding	Options Exercisable
Number of options	69,011,699	47,100,743
Weighted-average exercise price	$34.03	$30.14
Aggregate intrinsic value	$1,504	$1,164
Weighted-average remaining contractual terms in years	4.20	3.70

At August 31, 2007, the number of options outstanding, net of projected forfeitures, was approximately 68.1 million shares, with a weighted-average exercise price of $32.27, aggregate intrinsic value of $1.5 billion, and weighted-average remaining contractual terms of 4.2 years.

Restricted Stock

At August 31, 2007, there were approximately 382,404 shares of restricted stock outstanding. The fair value of the 285,442 shares of restricted stock that became freely tradable during the nine months ended August 31, 2007 was approximately $21 million.

Stock Repurchase Program

We maintain a common stock repurchase program to manage our equity capital. Our stock repurchase program is effected through regular open-market purchases, as well as through employee transactions where employees tender

LEHMAN BROTHERS HOLDINGS INC.

Notes to Consolidated Financial Statements

(Unaudited)

shares of common stock to pay for the exercise price of stock options and the required tax withholding obligations upon option exercises and conversion of restricted stock units to freely-tradable common stock. For 2007, our Board of Directors has authorized the repurchase, subject to market conditions, of up to 100 million shares of Holdings’ common stock for the management of our equity capital, including offsetting dilution due to employee stock awards. During the three and nine months ended August 31, 2007, we repurchased approximately 8.5 million and 34.5 million shares, respectively, of our common stock through open-market purchases at an aggregate cost of $561 million and $2.6 billion, respectively, or $66.06 per share and $75.46 per share, respectively. In addition, and for the three and nine months ended August 31, 2007, we withheld approximately 1.1 million and 3.3 million shares, respectively, of common stock from employees at an equivalent cost of $76 million and $248 million, respectively. As of August 31, 2007, approximately 62.2 million shares remained available for repurchase under this authorization. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds,” for more information.

Note 11 Employee Benefit Plans

We provide both funded and unfunded noncontributory defined benefit pension plans for the majority of our employees worldwide. In addition, we provide certain other postretirement benefits, primarily health care and life insurance, to eligible employees. The following table presents the components of net periodic cost related to these plans for the three and nine months ended August 31, 2007 and 2006:

Components of Net Periodic Cost

In millions	Pension Benefits				Other Postretirement
Three Months Ended	U.S.		Non–U.S.		Benefits
August 31,	2007	2006	2007	2006	2007	2006
Service cost	$18	$11	$2	$2	$—	$1
Interest cost	16	15	6	5	1	1
Expected return on plan assets	(21)	(19)	(10)	(7)	—	—
Amortization of net actuarial loss	8	7	3	3	—	—
Amortization of prior service cost	1	1	—	—	—	—
Net periodic cost	$22	$15	$1	$3	$1	$2
Nine Months Ended
August 31,
Service cost	$46	$32	$5	$6	$1	$1
Interest cost	49	45	19	15	3	3
Expected return on plan assets	(64)	(57)	(29)	(20)	—	—
Amortization of net actuarial loss	22	21	9	8	—	—
Amortization of prior service cost	3	3	—	—	(1)	—
Net periodic cost	$56	$44	$4	$9	$3	$4

Expected Contributions for the Fiscal Year Ending November 30, 2007

We do not expect it to be necessary to contribute to our U.S. pension plans in the fiscal year ending November 30, 2007. We expect to contribute approximately $24 million to our non-U.S. pension plans in the fiscal year ending November 30, 2007.

LEHMAN BROTHERS HOLDINGS INC.

Notes to Consolidated Financial Statements

(Unaudited)

Note 12 Regulatory Requirements

For regulatory purposes, Holdings and its subsidiaries are referred to collectively as a consolidated supervised entity (“CSE”). CSEs are supervised and examined by the SEC, which requires minimum capital standards on a consolidated basis. At August 31, 2007, Holdings was in compliance with the CSE capital requirements and held allowable capital in excess of the minimum capital requirements on a consolidated basis.

In the United States, LBI and Neuberger Berman, LLC (“NBLLC”) are registered broker-dealers that are subject to SEC Rule 15c3-1 and Rule 1.17 of the Commodity Futures Trading Commission, which specify minimum net capital requirements for the registrants. LBI and NBLLC have consistently operated with net capital in excess of their respective regulatory capital requirements. LBI has elected to calculate its minimum net capital in accordance to Appendix E of the Net Capital Rule which establishes alternative net capital requirements for broker-dealers that are part of CSEs. In addition to meeting the alternative net capital requirements, LBI is required to maintain tentative net capital in excess of $1 billion and net capital in excess of $500 million. LBI is also required to notify the SEC in the event that its tentative net capital is less than $5 billion. As of August 31, 2007, LBI had tentative net capital in excess of $6.1 billion, and had net capital of $3.1 billion, which exceeded the minimum net capital requirement by $2.6 billion. As of August 31, 2007, NBLLC had net capital of $297 million, which exceeded the minimum net capital requirement by $292 million.

LBIE, a United Kingdom registered broker-dealer and subsidiary of Holdings, is subject to the capital requirements of the Financial Services Authority (“FSA”) in the United Kingdom. Financial resources, as defined, must exceed the total financial resources requirement of the FSA. At August 31, 2007, LBIE’s financial resources of approximately $14.5 billion exceeded the minimum requirement by approximately $3.3 billion. LBJ, a regulated broker-dealer, is subject to the capital requirements of the Financial Services Agency in Japan and the Bank of Japan. At August 31, 2007, LBJ had net capital of approximately $1.2 billion, which was approximately $569 million in excess of Financial Services Agency in Japan’s required level and approximately $300 million in excess of Bank of Japan’s required level.

Lehman Brothers Bank, FSB (“LBB”), our thrift subsidiary, is regulated by the Office of Thrift Supervision (“OTS”). Lehman Brothers Commercial Bank (“LBCB”), our Utah industrial bank subsidiary is regulated by the Utah Department of Financial Institutions and the Federal Deposit Insurance Corporation. LBB and LBCB exceed all regulatory capital requirements and are considered to be well capitalized as of August 31, 2007. Bankhaus is subject to the capital requirements of the Federal Financial Supervisory Authority of the German Federal Republic. At August 31, 2007, Bankhaus’ financial resources, as defined, exceed its minimum financial resources requirement.

Certain other subsidiaries are subject to various securities, commodities and banking regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. At August 31, 2007, these other subsidiaries were in compliance with their applicable local capital adequacy requirements.

In addition, our “AAA” rated derivatives subsidiaries, Lehman Brothers Financial Products Inc. (“LBFP”) and Lehman Brothers Derivative Products Inc. (“LBDP”), have established certain capital and operating restrictions that are reviewed by various rating agencies. At August 31, 2007, LBFP and LBDP each had capital that exceeded the requirements of the rating agencies.

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

LEHMAN BROTHERS HOLDINGS INC.

Notes to Consolidated Financial Statements

(Unaudited)

Note 13 Condensed Consolidating Financial Statements

LBI, a wholly-owned subsidiary of Holdings, had approximately $0.8 billion of debt securities outstanding at August 31, 2007 that were issued in registered public offerings and were therefore subject to the reporting requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934. Holdings has fully and unconditionally guaranteed these outstanding debt securities of LBI (and any debt securities of LBI that may be issued in the future under these registration statements), which, together with the information presented in this Note 13, “Condensed Consolidating Financial Statements,” allows LBI to avail itself of an exemption provided by SEC rules from the requirement to file separate LBI reports under the Exchange Act. For further discussion on the regulatory requirements of our subsidiaries, see Note 13, “Regulatory Requirements,” to the 2006 Consolidated Financial Statements included in the Form 10-K for a discussion of restrictions on the ability of Holdings to obtain funds from its subsidiaries by dividend or loan.

The following schedules set forth our condensed consolidating statements of income for the three and nine months ended August 31, 2007 and 2006, our condensed consolidating balance sheets at August 31, 2007 and November 30, 2006, and our condensed consolidating statements of cash flows for the nine months ended August 31, 2007 and 2006. In the following schedules, “Holdings” refers to the unconsolidated balances of Holdings, “LBI” refers to the unconsolidated balances of Lehman Brothers Inc. and “Other Subsidiaries” refers to the combined balances of all other subsidiaries of Holdings. “Eliminations” represents the adjustments necessary to eliminate intercompany transactions and our investments in subsidiaries.

LEHMAN BROTHERS HOLDINGS INC.

Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Income

			Other
In millions	Holdings	LBI	Subsidiaries	Eliminations	Total
Three months ended August 31, 2007
Net revenues	$(420)	$15	$4,713	$—	$4,308
Equity in net income of subsidiaries	1,258	406	—	(1,664)	—
Total non-interest expenses	120	288	2,695	—	3,103
Income (loss) before taxes	718	133	2,018	(1,664)	1,205
Provision (benefit) for income taxes	(169)	(79)	566	—	318
Net income (loss)	$887	$212	$1,452	$(1,664)	$887
Three months ended August 31, 2006
Net revenues	$153	$1,376	$2,649	$—	$4,178
Equity in net income of subsidiaries	1,002	50	—	(1,052)	—
Total non-interest expenses	230	942	1,639	—	2,811
Income (loss) before taxes	925	484	1,010	(1,052)	1,367
Provision (benefit) for income taxes	9	169	273	—	451
Net income (loss)	$916	$315	$737	$(1,052)	$916
Nine months ended August 31, 2007
Net revenues	$(1,481)	$2,649	$13,699	$—	$14,867
Equity in net income of subsidiaries	4,468	1,165	—	(5,633)	—
Total non-interest expenses	291	2,163	7,630	—	10,084
Income (loss) before taxes	2,696	1,651	6,069	(5,633)	4,783
Provision (benefit) for income taxes	(610)	183	1,904	—	1,477
Net income (loss)	$3,306	$1,468	$4,165	$(5,633)	$3,306
Nine months ended August 31, 2006
Net revenues	$(317)	$4,930	$8,437	$—	$13,050
Equity in net income of subsidiaries	3,487	296	—	(3,783)	—
Total non-interest expenses	643	3,209	4,782	—	8,634
Income before taxes and cumulative effect of accounting change	2,527	2,017	3,655	(3,783)	4,416
Provision (benefit) for income taxes	(451)	668	1,243	—	1,460
Income before cumulative effect of accounting change	2,978	1,349	2,412	(3,783)	2,956
Cumulative effect of accounting change	25	22	—	—	47
Net income (loss)	$3,003	$1,371	$2,412	$(3,783)	$3,003

LEHMAN BROTHERS HOLDINGS INC.

Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Balance Sheet at August 31, 2007

			Other
In millions	Holdings	LBI	Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$1,512	$799	$6,952	$(2,215)	$7,048
Cash and securities segregated and on deposit for regulatory and other purposes	12	6,916	3,651	—	10,579
Financial instruments and other inventory positions owned	28,880	84,441	236,885	(47,909)	302,297
Collateralized agreements	—	172,766	114,661	—	287,427
Receivables and other assets	7,713	11,973	41,148	(8,969)	51,865
Due from subsidiaries	143,269	82,590	636,470	(862,329)	—
Equity in net assets of subsidiaries	23,983	1,684	77,243	(102,910)	—
Total assets	$205,369	$361,169	$1,117,010	$(1,024,332)	$659,216
Liabilities and stockholders’ equity
Short-term borrowings and the current portion of long-term borrowings	$14,209	$839	$11,486	$(220)	$26,314
Financial instruments and other inventory positions sold but not yet purchased	792	54,306	133,485	(47,743)	140,840
Collateralized financings	8,446	123,500	124,522	(391)	256,077
Accrued liabilities and other payables	1,921	21,284	57,140	(11,359)	68,986
Due to subsidiaries	72,875	151,501	565,204	(789,580)	—
Deposits at banks	—	—	25,788	(853)	24,935
Long-term borrowings	85,393	5,221	100,993	(71,276)	120,331
Total liabilities	183,636	356,651	1,018,618	(921,422)	637,483
Total stockholders’ equity	21,733	4,518	98,392	(102,910)	21,733
Total liabilities and stockholders’ equity	$205,369	$361,169	$1,117,010	$(1,024,332)	$659,216

LEHMAN BROTHERS HOLDINGS INC.

Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Balance Sheet at November 30, 2006

			Other
In millions	Holdings	LBI	Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$3,435	$534	$4,369	$(2,351)	$5,987
Cash and securities segregated and on deposit for regulatory and other purposes	51	3,256	2,784	—	6,091
Financial instruments and other inventory positions owned	17,866	73,885	173,839	(38,994)	226,596
Collateralized agreements	—	149,288	75,868	—	225,156
Receivables and other assets	4,945	12,998	27,911	(6,139)	39,715
Due from subsidiaries	95,640	66,074	434,208	(595,922)	—
Equity in net assets of subsidiaries	19,333	1,267	43,532	(64,132)	—
Total assets	$141,270	$307,302	$762,511	$(707,538)	$503,545
Liabilities and stockholders’ equity
Short-term borrowings and the current portion of long-term borrowings	$10,721	$538	$9,412	$(33)	$20,638
Financial instruments and other inventory positions sold but not yet purchased	92	58,393	104,910	(37,435)	125,960
Collateralized financings	6,136	89,512	80,909	—	176,557
Accrued liabilities and other payables	2,286	18,893	44,599	(7,169)	58,609
Due to subsidiaries	45,389	130,145	376,137	(551,671)	—
Deposits at banks	—	—	23,786	(2,374)	21,412
Long-term borrowings	57,455	5,821	62,626	(44,724)	81,178
Total liabilities	122,079	303,302	702,379	(643,406)	484,354
Total stockholders’ equity	19,191	4,000	60,132	(64,132)	19,191
Total liabilities and stockholders’ equity	$141,270	$307,302	$762,511	$(707,538)	$503,545

LEHMAN BROTHERS HOLDINGS INC.

Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Cash Flows for the Nine months Ended August 31, 2007

			Other
In millions	Holdings	LBI	Subsidiaries	Eliminations	Total
Cash Flows from Operating Activities
Net income/(loss)	$3,306	$1,468	$4,165	$(5,633)	$3,306
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in income of subsidiaries	(4,468)	(1,165)	—	5,633	—
Depreciation and amortization	145	26	256	—	427
Non-cash compensation	948	—	—	—	948
Other adjustments	6	20	(136)	(6)	(116)
Net change in:
Cash and securities segregated and on deposit for regulatory and other purposes	39	(3,660)	(867)	—	(4,488)
Financial instruments and other inventory positions owned	(9,985)	(10,567)	(61,855)	8,918	(73,489)
Financial instruments and other inventory positions sold but not yet purchased	700	(4,087)	28,226	(10,308)	14,531
Collateralized agreements and collateralized financings, net	2,310	10,510	4,819	(391)	17,248
Other assets and payables, net	(2,466)	3,425	(800)	(918)	(759)
Due to/from affiliates, net	(20,143)	4,840	(13,195)	28,498	—
Net cash provided by (used in) operating activities	(29,608)	810	(39,387)	25,793	(42,392)
Cash Flows from Investing Activities
Dividends received/(paid)	1,685	(201)	(1,484)	—	—
Purchase of property, equipment and leasehold improvements, net	(369)	(35)	(293)	—	(697)
Business acquisitions, net of cash acquired	—	—	(958)	—	(958)
Proceeds from sale of business	—	—	65	—	65
Capital contributions from/(to) subsidiaries, net	(1,808)	—	1,808	—	—
Net cash provided by (used in) investing activities	(492)	(236)	(862)	—	(1,590)
Cash Flows from Financing Activities
Derivative contracts with a financing element	—	—	349	—	349
Tax benefit from the issuance of stock-based awards	284	—	—	—	284
Issuance of short-term borrowings, net	2,528	—	2,092	(187)	4,433
Deposits at banks	—	—	1,119	1,521	2,640
Issuance of long-term borrowings	39,870	—	69,239	(39,569)	69,540
Principal payments of long-term borrowings, including the current portion of long-term borrowings	(11,943)	(309)	(29,967)	12,578	(29,641)
Issuance of common stock	60	—	—	—	60
Issuance of treasury stock	292	—	—	—	292
Purchase of treasury stock	(2,600)	—	—	—	(2,600)
Dividends paid	(314)	—	—	—	(314)
Net cash provided by (used in) financing activities	28,177	(309)	42,832	(25,657)	45,043
Net change in cash and cash equivalents	(1,923)	265	2,583	136	1,061
Cash and cash equivalents, beginning of period	3,435	534	4,369	(2,351)	5,987
Cash and cash equivalents, end of period	$1,512	$799	$6,952	$(2,215)	$7,048

LEHMAN BROTHERS HOLDINGS INC.

Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Cash Flows for the Nine Months Ended August 31, 2006

			Other
In millions	Holdings	LBI	Subsidiaries	Eliminations	Total
Cash Flows from Operating Activities
Net income/(loss)	$3,003	$1,371	$2,412	$(3,783)	$3,003
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in income of subsidiaries	(3,487)	(296)	—	3,783	—
Depreciation and amortization	109	21	250	—	380
Non-cash compensation	747	—	—	—	747
Cumulative effect of accounting change	(25)	(22)	—	—	(47)
Other adjustments	15	—	—		15
Net change in:
Cash and securities segregated and on deposit for regulatory and other purposes	(3)	90	(79)	—	8
Financial instruments and other inventory positions owned	3,628	(8,932)	(12,841)	(6,740)	(24,885)
Financial instruments and other inventory positions sold but not yet purchased	183	(7,211)	9,756	7,366	10,094
Collateralized agreements and collateralized financings, net	(5,713)	(6,255)	(11,243)	—	(23,211)
Other assets and payables, net	(1,141)	1,470	7,776	(3,486)	4,619
Due to/from affiliates, net	(16,680)	20,641	(12,011)	8,050	—
Net cash provided by (used in) operating activities	(19,364)	877	(15,980)	5,190	(29,277)
Cash Flows from Investing Activities
Dividends received/(paid)	1,752	(800)	(952)	—	—
Purchase of property, equipment and leasehold improvements, net	(256)	(27)	(121)	—	(404)
Business acquisitions, net of cash acquired	—	—	(206)	—	(206)
Capital contributions from/(to) subsidiaries, net	(614)	(100)	714	—	—
Net cash provided by (used in) investing activities	882	(927)	(565)	—	(610)
Cash Flows from Financing Activities
Derivative contracts with a financing element	—	—	200	—	200
Tax benefit from the issuance of stock-based awards	376	—	—	—	376
Issuance of short-term borrowings, net	19	5	2,505	(57)	2,472
Deposits at banks	—	—	5,149	947	6,096
Issuance of long-term borrowings	24,418	516	22,366	(9,686)	37,614
Principal payments of long-term borrowings, including the current portion of long-term borrowings	(7,122)	(309)	(9,298)	1,196	(15,533)
Issuance of common stock	111	—	—	—	111
Issuance of treasury stock	358	—	—	—	358
Purchase of treasury stock	(2,282)	—	—	—	(2,282)
Dividends paid	(258)	—	—	—	(258)
Net cash provided by (used in) financing activities	15,620	212	20,922	(7,600)	29,154
Net change in cash and cash equivalents	(2,862)	162	4,377	(2,410)	(733)
Cash and cash equivalents, beginning of period	4,053	447	2,434	(2,034)	4,900
Cash and cash equivalents, end of period	$1,191	$609	$6,811	$(4,444)	$4,167

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Lehman Brothers Holdings Inc.

We have reviewed the consolidated statement of financial condition of Lehman Brothers Holdings Inc. and subsidiaries (the “Company”) as of August 31, 2007, and the related consolidated statement of income for the three month and nine month periods ended August 31, 2007 and 2006, and the consolidated statement of cash flows for the nine month periods ended August 31, 2007 and 2006. These financial statements are the responsibility of the Company’s management.

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

October 10, 2007

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read together with the Consolidated Financial Statements and the Notes thereto contained in this Report and Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto included in Holdings’ Annual Report on Form 10-K for the fiscal year ended November 30, 2006 (the “Form 10-K”). Unless specifically stated otherwise, all references in this MD&A to the 2007 and 2006 quarters and the three and nine months reporting periods refer to the quarters or nine-month periods ended August 31, 2007 and 2006, or the last day of such fiscal periods, as the context requires, and all references to quarters are to our fiscal quarters. Certain 2006 revenues have been reclassified to conform to the current presentation.

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

Executive Overview1

Summary of Results

Challenging market conditions, particularly in the credit markets, led to lower net income and diluted earnings per share in the third quarter of 2007 compared to the third quarter of 2006. Despite these conditions during the quarter, the combination of higher client volumes, active debt and equity origination, increased advisory activity and rising assets under management, together with more favorable conditions earlier in the year, contributed to record year-to-date net revenues, net income and diluted earnings per share. These results demonstrate the strength and diversity of the franchise.

1      Market share, volume and ranking statistics in the MD&A were obtained from Thomson Financial.

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net revenues totaled $4.3 billion and $14.9 billion in the 2007 three and nine months, respectively, up 3% and 14% from the corresponding 2006 periods. Net income totaled $887 million and $3.3 billion in the 2007 three and nine months, respectively, down 3% and up 10% from the corresponding 2006 periods. Diluted earnings per common share were $1.54 and $5.71 in the 2007 three and nine months, respectively, down 2% and up 12% from the corresponding 2006 periods.

Net income for the 2007 periods included $37 million, or $0.06 and $0.07 per diluted common share for the three and nine months ended August 31, 2007, respectively, of after tax charges associated with restructuring our global mortgage origination businesses. Net income for the 2006 nine months included an after-tax gain of $47 million ($0.08 per diluted share) from the cumulative effect of a change in accounting principle associated with the Company’s adoption of Statement of Financial Accounting Standards (“SFAS”) No.123 (revised) Share-Based Payment (“SFAS 123(R)”).

Annualized return on average common stockholders’ equity was 17.1% and 22.4% in the 2007 three and nine months, respectively, compared to 21.0% and 23.8% in the corresponding 2006 periods. Annualized return on average tangible common stockholders’ equity was 21.1% and 27.5% in the 2007 three and nine months, respectively, compared to 26.1% and 29.7% in the corresponding 2006 periods. 1

For a further discussion of results of operations by business segment and geographic region, see “Business Segments” and “Geographic Revenues” in this MD&A.

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

During the third quarter of 2007, the global capital markets were significantly impacted by two shocks, a significant re-pricing of credit risk and a liquidity squeeze. What began as a reassessment of credit risk regarding the underlying quality of subprime mortgages developed into concerns regarding the pricing of other credit asset classes, which concerns extended across credit rating categories. As financial markets re-priced and investors hoarded liquidity, volatility spiked in equities and exchange rate products. In response, central banks injected liquidity into the banking system. Notwithstanding these conditions during the third quarter of 2007, the global economy continued to grow, but at a slower rate than at the end of calendar 2006. Concerns over the impact of credit tightening on the consumer sector and the subsequent impact on the wider global economy led to expectations of a slower growth profile. Global GDP growth is expected to slow to 3.2% this year from 3.6% last year.

Fixed income markets. During the 2007 third quarter, option-adjusted spreads in the high grade and high yield indices increased 64% and 80%, respectively, compared to the 2007 second quarter. Global debt underwriting activity decreased 4% but increased 10% in the 2007 three and nine month periods, respectively, compared to the corresponding 2006 periods.

[1]

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

	Three Months Ended August 31,		Nine Months Ended August 31,
In millions	2007	2006	2007	2006
Average stockholders’ equity	$21,431	$18,189	$20,514	$17,666
Average preferred stock	(1,095)	(1,095)	(1,095)	(1,095)
Average common stockholders’ equity	20,336	17,094	19,419	16,571
Average identifiable intangible assets and goodwill	(3,880)	(3,331)	(3,663)	(3,300)
Average tangible common stockholders’ equity	$16,456	$13,763	$15,756	$13,271

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Equity markets. Global equity markets experienced turbulence during the period, declining 3.7% in local currency terms from the end of the second quarter of 2007. All regions were down over the period except Asia, excluding Japan. In Asia, the Nikkei index decreased 7% while the Hang Seng index increased 16% on a sequential quarter basis. The European FTSE and DAX indices decreased 5% and 3%, respectively, with the New York Stock Exchange, Dow Jones Industrial Average, NASDAQ and S&P 500 indices lower by 3%, 2%, 0.3% and 4%, respectively, from the end of the second quarter of 2007. Global average trading volumes (in U.S. dollar value terms) for the third quarter of 2007 were up 14%, compared to the second quarter of 2007, driven primarily by increases of 43% and 11% in Asia and the Americas, respectively.

Mergers and acquisitions. During the third quarter of 2007, M&A activity was negatively impacted compared to the first half of 2007 as a result of lower availability of liquidity and concerns associated with companies’ ability to buy back stock and leverage their balance sheet. On a sequential basis, global announced M&A market volumes declined 20%, equity underwriting volumes fell 5% and debt underwriting volumes decreased 29%.

Economic Outlook

Although our results of operations vary in response to global economic and market trends and geopolitical events, our outlook is cautiously optimistic. Compared with recent periods, we expect to continue to operate in an environment of higher volatility, wider credit spreads, and selective liquidity. This affects the volumes of origination and securitization for asset backed securities as well as M&A activity volumes. We believe it will take a three to six month period for the markets to return to a more normal environment with tighter credit spreads and more available liquidity. Certain asset classes, however, were active during our third quarter 2007 and continue to be during the beginning of our fourth quarter 2007. Specifically, global equity markets have remained resilient and there is high market volume and demand for certain derivative and financing products. In addition, we are seeing early signs of reengagement by investors in the credit markets, sparked, in part, by central bank actions in September 2007.

For the remainder of calendar 2007, we expect global economic growth, compared to that in the first half of calendar 2007, to slow. We estimate global GDP growth of 3.2% in calendar 2007, slower than calendar 2006. Our outlook related to interest rates anticipates central banks to be supportive of sustaining positive growth, while being mindful of inflation. We also expect there to be divergent interest rate actions in different regions and countries. Specifically, we believe the Federal Reserve Board, following its cut in the Federal funds and discount rates in September, will likely lower interest rates one more time during the remainder of calendar 2007 and the Bank of Japan, the European Central Bank and the Bank of England will likely hold their respective rate positions through the end of the calendar year. We anticipate more favorable prospects for growth in capital markets in non–U.S. regions due to continued challenges in parts of the U.S. housing market.

Fixed income markets. The fixed income markets saw a significant re-pricing of credit risk during the quarter and a severe decline in global liquidity, prompting central banks to provide additional liquidity into the financial markets. In the near term, we expect the fixed income markets to remain challenging as we believe it will take some time for the oversupply of mortgage and leverage lending assets to be absorbed into the global capital markets as liquidity slowly returns and consumer confidence renews. During this challenging period, we expect that the market will provide trading opportunities in certain situations. Although we believe capital markets will continue to become a deeper and more viable source of long-term liquidity, as investors continue to seek international expansion and continue to utilize more complex risk mitigation tools to manage their portfolios, we also believe that fixed income markets are and will continue to be the most affected when global markets experience dislocations, risk repricing and de-levering.

We expect fixed income origination to be strong, which should have a positive impact on secondary market activities. We expect gross global debt origination for all of calendar 2007 to rise 6% to $10.2 trillion from the previous record in calendar 2006 of $9.6 trillion, passing the $10 trillion line for the first time in history. As growth continues in Europe and Asia, we believe these regions will account for a more significant portion of global issuance. We anticipate that the U.S. mortgage market, in particular the subprime market segment, as well as certain aspects of the leveraged finance origination market, will continue to exert downward pressure on overall fixed income markets for the rest of calendar year 2007.

Equity markets. Short-term concerns about liquidity make it difficult to form an outlook on equity markets. We believe that consistent corporate profitability and available, albeit selective, liquidity sources will continue to have a positive effect upon the equity markets in 2007. We anticipate the equity offering calendar will increase from

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

current levels by 10% to 15% during the remaining part of calendar 2007, as businesses continue to look to raise capital. We believe global equity indices will gain 14% in calendar 2007 in local currency terms.

Mergers and acquisitions. We expect announced M&A activity in calendar 2007 to grow between 15% and 20% in total. Generally, we believe companies are looking for growth opportunities in the current market environment, and strategic M&A is a viable option, particularly for those companies with strong balance sheets and stock valuations. We expect that most M&A growth in the near future will result from strategic mergers whereas sponsor-driven activity will most likely diminish.

Asset management and high net worth. Based upon the availability of alternative products in the market combined with favorable demographics and intergenerational wealth transfer, our outlook for asset management and services to high net worth individuals is positive. We anticipate this growth to be further supported by high net worth clients continuing to seek multiple providers and greater asset diversification along with increased service.

Consolidated Results of Operations

Overview

The following table sets forth an overview of our results of operations in 2007:

	Three Months			Nine Months
	Ended August 31,		Percent	Ended August 31,		Percent
In millions	2007	2006	Change	2007	2006	Change
Net revenues	$4,308	$4,178	3%	$14,867	$13,050	14%
Income before taxes	$1,205	$1,367	(12)	$4,783	$4,416	8
Net income	$887	$916	(3)	$3,306	$3,003	10
Earnings per diluted common share	$1.54	$1.57	(2)%	$5.71	$5.09	12%
Annualized return on average common stockholders’ equity	17.1%	21.0%		22.4%	23.8%
Annualized return on average tangible common stockholders’ equity	21.1%	26.1%		27.5%	29.7%

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Revenues

	Three Months			Nine Months
	Ended August 31,		Percent	Ended August 31,		Percent
In millions	2007	2006	Change	2007	2006	Change
Principal transactions	$1,612	$2,247	(28)%	$7,421	$7,298	2%
Investment banking	1,071	726	48	3,071	2,302	33
Commissions	674	529	27	1,783	1,529	17
Interest and dividends	10,910	7,867	39	30,557	21,386	43
Asset management and other	472	358	32	1,281	1,034	24
Total revenues	$14,739	$11,727	26	$44,113	$33,549	31
Interest expense	10,431	7,549	38	29,246	20,499	43
Net revenues	$4,308	$4,178	3%	$14,867	$13,050	14%
Net interest revenues	$479	$318	51%	$1,311	$887	48%
Principal transactions, commissions and net interest revenues	$2,765	$3,094	(11)%	$10,515	$9,714	8%

Principal transactions, Commissions and Net interest revenues. We evaluate net revenue performance in the Capital Markets and Investment Management business segments based upon the aggregate of Principal transactions, Commissions and Interest and dividends revenues net of Interest expense (“Net interest revenue”). These revenue categories include realized and unrealized gains and losses, commissions associated with client transactions and interest and dividend revenue or interest expense associated with financing or hedging positions. Caution should be used when analyzing these revenue categories individually, because they are closely related but individually may not be indicative of the overall performance of the Capital Markets and Investment Management business segments. Principal transactions, commissions and net interest revenues in the aggregate decreased 11% but increased 8% for the 2007 three and nine months, respectively, compared to the corresponding 2006 periods.

For the 2007 three and nine months, Principal transactions revenues decreased 28% but increased 2%, respectively, compared to the corresponding 2006 periods, with the decrease quarter over quarter generally attributable to negative valuation adjustments taken in our Capital Markets segment. Commission revenues increased 27% and 17% for the 2007 three and nine months, respectively, compared to the corresponding 2006 periods, primarily due to increases in client activity within our execution services and prime services businesses. Interest and dividends revenues rose 39% and 43% in the 2007 three and nine months, respectively, compared to the corresponding 2006 periods, and interest expense rose 38% and 43% in the 2007 three and nine months, respectively, compared to the corresponding 2006 periods. Net interest revenues increased 51% and 48% in the 2007 three and nine months, respectively, compared to the corresponding 2006 periods, primarily attributable to higher dividend income, greater interest bearing average asset levels and stable long-term U.S. financing rates.

Investment banking revenues. Investment banking revenues represent fees received for underwriting public and private offerings of fixed income and equity securities, fees and other revenues associated with advising clients on M&A activities, as well as other investment banking-related services. Investment banking revenues rose to their second highest quarterly levels ever increasing 48% and 33% in the 2007 three and nine months, respectively, compared to the corresponding 2006 periods, due to record advisory revenues. Included in Investment banking revenues is a higher level of client-driven derivative and other capital markets related transactions with Investment Banking clients, which totaled approximately $186 million and $451 million for the 2007 three and nine months, respectively, compared to $63 million and $247 million in the corresponding 2006 periods.

Asset management and other revenues. Asset management and other revenues primarily result from advisory activities in the Investment Management business segment. Asset management and other revenues rose to a quarterly record level, increasing 32% and 24% in the 2007 three and nine months, respectively, compared to the corresponding 2006 periods. The increase is reflective of higher asset management fees attributable to record assets under management, as well as an increase in incentive fees from alternative investments.

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Non-Interest Expenses

	Three Months			Nine Months
	Ended August 31,		Percent	Ended August 31,		Percent
In millions	2007	2006	Change	2007	2006	Change
Compensation and benefits	$2,124	$2,060	3%	$7,330	$6,434	14%
Non-personnel expenses:
Technology and communications	282	247	14	834	713	17
Brokerage, clearance and distribution fees	224	164	37	620	463	34
Occupancy	170	128	33	468	408	15
Professional fees	128	90	42	346	245	41
Business development	91	77	18	275	211	30
Other	84	45	87	211	160	32
Total non-personnel expenses	$979	$751	30%	$2,754	$2,200	25%
Total non-interest expenses	$3,103	$2,811	10%	$10,084	$8,634	17%
Compensation and benefits/Net revenues	49.3%	49.3%		49.3%	49.3%
Non-personnel expenses/Net revenues	22.7%	18.0%		18.5%	16.9%

Non-interest expenses rose 10% and 17% in the 2007 three and nine months, respectively, compared to the corresponding 2006 periods; and non-personnel expenses rose 30% and 25% in the same comparative periods. These increases reflect continued investments in the franchise, as well as costs associated with the resizing of our global residential mortgage origination business, including the closure of BNC Mortgage LLC, our U.S. subprime origination platform. Costs associated with this reorganization, and recorded in the third quarter of 2007, are presented as part of Other expenses in the Firm’s Consolidated Statement of Income and were approximately $44 million, including expenses associated with exiting leases of approximately $17 million and a write-off of goodwill of approximately $27 million. Excluding these costs, non-personnel expenses grew 25% and 23% compared to the corresponding 2006 three and nine month periods, respectively.

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

Compensation and benefits. Compensation and benefits rose 3% and 14% in the 2007 three and nine months, respectively, compared to the corresponding 2006 periods, commensurate with the 3% and 14% increases in net revenues in these respective periods. Compensation and benefits expense as a percentage of net revenues was 49.3% for both periods. Employees totaled approximately 29,000 at August 31, 2007 up 2% from approximately 28,000 at May 31, 2007, and up 16% from approximately 25,000 at August 31, 2006. Headcount at August 31, 2007 reflects an approximate 1,000 person reduction related to the announced resizing of our global residential mortgage origination business.

Compensation and benefits expense includes both fixed and variable components. Fixed compensation, consisting primarily of salaries, benefits and amortization of previously granted deferred equity awards, totaled $1.2 billion and $3.5 billion in the 2007 three and nine months, respectively, an increase of 28% and 21% compared to the corresponding 2006 periods. The growth of fixed compensation was due primarily to the increase in salaries as a result of higher headcount, as well as an increase in the amortization of deferred equity awards from prior years. Variable compensation, consisting primarily of current year incentive compensation, commissions and severance, for the 2007 three months was approximately $950 million, or 14% lower than the 2006 three months, and $3.8 billion for the 2007 nine months, an increase of 9% compared to the 2006 nine months, as incentive compensation and commissions are correlated to net revenues.

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Amortization of employee stock compensation awards totaled $315 million and $948 million in the 2007 three and nine months, respectively, compared to $247 million and $747 million in the corresponding 2006 periods.

Non-personnel expenses. Non-personnel expenses totaled $979 million and $2.8 billion in the 2007 three and nine months, respectively, up 30% and 25% compared to the corresponding 2006 periods. Non-personnel expenses as a percentage of net revenues were 22.7% and 18.5% in the 2007 three and nine months, respectively, compared to 18.0% and 16.9% in the corresponding 2006 periods. The increase in non-personnel expenses in the 2007 three and nine months compared to the corresponding 2006 periods reflects higher brokerage, clearance and distribution fees on increased trading volumes, increased occupancy due to firm expansion in all regions, increased technology and communication fees as we continue to grow and expand our business, as well as charges due to the resizing of our mortgage platforms.

Technology and communications expenses rose 14% and 17% in the 2007 three and nine months, respectively, compared to the corresponding 2006 periods, reflecting increased costs associated with the continued expansion and development of our business platforms and infrastructure. Brokerage, clearance and distribution fees rose 37% and 34% in the 2007 three and nine months, respectively, compared to the corresponding 2006 periods, due primarily to higher transaction volumes in certain Capital Markets and Investment Management products. Occupancy expenses increased 33% and 15% in the 2007 three and nine months, respectively, compared to the corresponding 2006 periods due to continued expansion of the franchise. Professional fees and business development expenses increased 31% and 36% in the 2007 three and nine months, respectively, compared to the corresponding 2006 periods primarily due to employee growth, as well as higher levels of business activity.

Income Taxes

Provisions for income taxes totaled $318 million and $1.5 billion in the 2007 three and nine months, respectively, compared to $451 million and $1.5 billion in the corresponding 2006 periods. These provisions resulted in effective tax rates of 26.4% and 30.9% in the 2007 three and nine months, respectively, compared to 33.0% and 33.1% for the corresponding 2006 periods. The 2007 three and nine months’ effective tax rates were lower than those in the 2006 three and nine months as a result of: (i) overall lower levels of pretax income; (ii) a comparatively larger contribution of pretax earnings from outside the U.S. which lowers domestic state and local tax assessments; and (iii) the application of Accounting Principles Board Opinion No. 23, Accounting for Income Taxes-Special Areas, to certain portions of pretax earnings from outside the U.S.

Business Acquisitions and Dispositions

During the fiscal quarter ended August 31, 2007, we had the following business acquisitions and dispositions.

Business Acquisitions. We acquired Eagle Energy Partners I, L.P. (“Eagle”), a Texas-based energy marketing and services company that manages and optimizes supply, transportation, transmission, load and storage portfolios on behalf of wholesale natural gas and power clients. A portion of the consideration paid to shareholders of Eagle consisted of shares of Holdings’ common stock. For more information, see Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds,” in this Report. Additionally, we acquired LightPoint Capital Management LLC, a leveraged loan investment manager based in Chicago, Illinois, with approximately $3.2 billion in assets under management; and we acquired the institutional equities business, including the institutional research group, of Brics Securities Limited, located in India. We also acquired a 56.5% controlling interest in SkyPower Corp., a Toronto based early stage wind and solar power generation development company.

As a result of these acquisitions, our goodwill and intangible assets increased by approximately $497 million.

Business Dispositions. During the third quarter of 2007, we incurred non-personnel costs of approximately $44 million and approximately $11 million of severance expense (reported in Compensation and benefits), in connection with the announced restructuring of the Firm’s global residential mortgage origination business, including the closure of BNC Mortgage LLC, our U.S. subprime origination platform. The non-personnel costs were approximately $17 million ($11 million after-tax) associated with terminated leases, and a goodwill write-down of approximately $27 million.

In addition to the above, on September 6, 2007, we announced the completion of the restructuring plan for our residential mortgage origination businesses which included: (i) the rescaling of operations in the U.S. and U.K. due to market conditions and product revisions; and (ii) the closure of our Korean mortgage business. The costs associated with these actions which are expected to be recorded in the fourth quarter of 2007 are $17 million ($11 million after-tax) and approximately $15 million of severance.

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

The following table summarizes selected financial data for our business segments:

	Three Months			Nine Months
	Ended August 31,		Percent	Ended August 31,		Percent
In millions	2007	2006	Change	2007	2006	Change
Net revenues:
Capital Markets	$2,435	$2,847	(14)%	$9,530	$8,971	6%
Investment Banking	1,071	726	48	3,071	2,302	33
Investment Management	802	605	33	2,266	1,777	28
Total net revenues	4,308	4,178	3	14,867	13,050	14
Compensation and benefits	2,124	2,060	3	7,330	6,434	14
Non-personnel expenses	979	751	30	2,754	2,200	25
Income before taxes (1)	$1,205	$1,367	(12)%	$4,783	$4,416	8%
(1)	Income before taxes for the nine months ended 2006 excludes the cumulative effect of an accounting change, a $47 million after-tax gain, associated with adoption of SFAS 123(R).

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

Equities - We make markets in and trade equities and equity-related products and enter into a variety of derivative transactions. We also provide equity-related research coverage as well as execution and clearing activities for clients. Through our capital markets prime services, we provide financing, advice and servicing activities to the hedge fund community (prime brokerage) as well as provide execution and clearing activities for clients. We also engage in proprietary trading activities as well as principal investing in real estate and private equity.

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Capital Markets Results of Operations

	Three Months			Nine Months
	Ended August 31,		Percent	Ended August 31,		Percent
In millions	2007	2006	Change	2007	2006	Change
Principal transactions	$1,391	$2,124	(35)%	$6,793	$6,935	(2)%
Commissions	482	370	30	1,257	1,066	18
Interest and dividends	10,897	7,862	39	30,521	21,373	43
Other	41	22	86	77	58	33
Total revenues	12,811	10,378	23	38,648	29,432	31
Interest expense	10,376	7,531	38	29,118	20,461	42
Net revenues	2,435	2,847	(14)	9,530	8,971	6
Non-interest expenses	1,720	1,733	(1)	6,092	5,442	12
Income before taxes	$715	$1,114	(36)%	$3,438	$3,529	(3)%

Capital Markets net revenues decreased 14% but increased 6% for the 2007 three and nine months, respectively, compared to the corresponding 2006 periods. Challenging market conditions experienced within credit and mortgage sectors were partially offset by strong client activity in cash and derivative products.

Interest and dividends revenue and Interest expense are a function of the level and mix of total assets and liabilities, the prevailing level of interest rates and the term structure of our financings. During the three month period, higher short-term financing rates combined with a change in the overall mix of financial instruments held in inventory, including collateralized borrowings and lending activities, resulted in a increase of net interest revenues for the 2007 three months and nine months of approximately 57% and 54%, respectively, compared to the corresponding 2006 periods. Interest and dividends revenue increased 39% and 43% in the 2007 three and nine months, respectively, compared to the corresponding 2006 periods. Interest expense increased 38% and 42% during the same comparative periods.

Non-interest expenses for the 2007 three months were flat but increased 12% for the 2007 nine months, compared to the corresponding 2006 periods, reflecting our continued expansion and development of our business platforms and infrastructure; higher transaction volumes across most Capital Markets products; and global employee growth.

Income before taxes decreased 36% and 3% for the 2007 three and nine months, respectively, compared to the corresponding 2006 periods. Pre-tax margins for the 2007 three and nine months were 29% and 36%, respectively, compared to 39% for both comparable 2006 periods.

Capital Markets Net Revenues

	Three Months			Nine Months
	Ended August 31,		Percent	Ended August 31,		Percent
In millions	2007	2006	Change	2007	2006	Change
Fixed Income	$1,063	$2,010	(47)%	$5,117	$6,312	(19)%
Equities	1,372	837	64	4,413	2,659	66
	$2,435	$2,847	(14)%	$9,530	$8,971	6%

Net revenues for our Fixed Income component of our Capital Markets business segment decreased 47% and 19% for the 2007 three and nine months, respectively. Our Capital Markets—Fixed Income businesses were the most affected by the market dislocations, risk re-pricing and de-levering that swept through the global capital markets during our third quarter. The adverse changes in the credit markets and continued correction in certain asset-backed security market segments impacted our valuations for certain inventory assets and lending commitments. We recorded very substantial valuation reductions, most significantly on leveraged loan commitments and residential mortgage-related positions. These losses were partly offset by large valuation gains relating to economic hedges and liabilities. The impact of these valuation adjustments was a net reduction to revenues in Capital Markets—Fixed Income of approximately $700 million.

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our credit businesses were negatively impacted by the significant spread widening that occurred over the course of the quarter. From all-time tight spreads last quarter, credit spreads widened to multiyear wides during the 2007 three months. This affected virtually all asset classes, independent of credit ratings, including collateralized lending obligations, municipals and emerging market products. The adverse changes in the credit markets also significantly impacted the market valuations on our lending commitments. The negative adjustments to the carrying values of lending commitments during the 2007 three months were partially offset by hedging gains.

Net revenues and volumes in our securitized products business were down compared to the benchmark 2006 three and nine month periods due to continued corrections in the mortgage industry, primarily in the U.S., and sluggish domestic housing markets. Although there was active trading related to certain securitized products, there was also significant credit spread widening across securitizations’ capital structures, including highly rated classes of securities, during the three month period. As a result, negative valuation adjustments, after consideration of hedges, associated with these asset-backed securities were recorded. Our volumes for residential origination and securitization declined during the 2007 three months. Results in our commercial real estate business were also weaker due to widening in credit spreads and lower asset sale activity during the period.

Our liquid markets business, which includes interest rate products and foreign exchange, had record results during the 2007 third quarter. Trading activity in interest rate products reached an all-time high due to strong customer activity, increased interest rate volatility during the three-month period as well as investors’ demand for government securities. Volumes for foreign exchange products also benefited from increased volatility. As is typical during retractions of global liquidity, investors unwound trades involving the borrowing of low-yielding currencies and lending of high-yielding securities, or carry trades. Results in our commodities business increased from both benchmark periods as a result of higher revenues generated from power and gas businesses.

Broadly, client activity within the Fixed Income component of our Capital Markets was at a record level in the third quarter of 2007 resulting from investors adjusting their asset allocations and portfolio structures in response to the market conditions. Additionally, during the 2007 three month period and shortly thereafter we announced steps to restructure our residential mortgage origination business, which is a component of Fixed Income. See “Business Acquisitions and Dispositions—Business Dispositions” above.

Capital Markets—Equities net revenues increased 64% and 66% for the 2007 three and nine months, respectively, compared to the corresponding 2006 periods. The three month period ending August 31, 2007 had the second highest net revenues for Equities and was the third consecutive quarter that Equities has surpassed $1.0 billion in net revenues. Global equity indices decreased 4% during the three months ending August 31, 2007. Our average equities trading volumes increased 57% and 27% for the 2007 three and nine months compared to the comparable 2006 periods.

The increase in our net revenues was mainly driven by global market demand for and strong customer activity in cash and derivative products driven by volatility in the global equity markets which led investors to employ risk mitigation strategies. Execution services and volatility businesses had record net revenues for both the 2007 three and nine months. Capital Markets—Equities prime services’ net revenues increased significantly compared to the 2006 three and nine months periods. The number of our prime brokerage clients rose in the quarter; however, overall client balances declined as a result of de-levering. In addition, Capital Markets—Equities revenues in the 2007 quarter also benefited from the valuation changes in certain liabilities carried at fair value.

The significant changes in credit spreads in the market impacted our convertibles business, as net revenues declined compared to the 2006 three and nine month periods. General concerns regarding the successful completion of M&A transactions led to lower results in our merger arbitrage business. Net revenues from principal investments declined compared to the 2006 three month period.

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

Investment Banking Results of Operations

	Three Months			Nine Months
	Ended August 31,		Percent	Ended August 31,		Percent
In millions	2007	2006	Change	2007	2006	Change
Investment banking net revenues(1)	$1,071	$726	48%	$3,071	$2,302	33%
Non-interest expenses	783	595	32	2,256	1,777	27
Income before taxes	$288	$131	120%	$815	$525	55%

(1)    Investment banking revenues are net of related underwriting expenses.

Investment Banking net revenues for the three and nine months ended 2007 increased 48% and 33%, respectively, compared to the corresponding 2006 periods, driven by higher revenues in both Global Finance and Advisory Services. The 2007 three months Investment Banking net revenues were the second highest, and the 2007 nine months net revenues were a record.

Non-interest expenses rose 32% and 27% for the 2007 three and nine months, respectively, compared to the corresponding 2006 periods, primarily attributable to an increase in compensation and benefits expense and business development expense.

Income before taxes was $288 million and $815 million for the 2007 three and nine months, respectively, which increased 120% and 55% compared to the corresponding 2006 periods. Pre-tax margin increased to 27% for both the 2007 three and nine months which is up from 18% and 23%, respectively, compared to the corresponding 2006 periods.

Investment Banking Revenues1

	Three Months			Nine Months
	Ended August 31,		Percent	Ended August 31,		Percent
In millions	2007	2006	Change	2007	2006	Change
Global Finance—Debt	$350	$348	1%	$1,318	$1,047	26%
Global Finance—Equity	296	183	62	805	590	36
Advisory Services	425	195	118	948	665	43
	$1,071	$726	48%	$3,071	$2,302	33%

Global Finance—Debt net revenues of $350 million and $1.3 billion for the 2007 three and nine months increased 1% and 26%, respectively, compared to the corresponding 2006 periods. Third quarter results were impacted as high grade activity remained strong while leveraged finance activity decreased. On a year-to-date basis, both leveraged finance and debt capital markets increased compared to the 2006 nine months. Our debt origination market share for the 2007 three months decreased to 4.3% for the 2006 three months of 6.1%, and overall global market volumes decreased 4% over the same comparable periods. Our debt origination fee backlog at August 31, 2007 was $172 million. Debt origination backlog may not be indicative of the level of future business due to the frequent use of the shelf registration process and changes in overall market conditions.

Global Finance—Equity net revenues were $296 million and $805 million for the 2007 three and nine months, increasing 62% and 36%, respectively, compared to the corresponding 2006 periods. The comparative increases are

[1]

Debt and equity underwriting volumes are based on full credit for single-book managers and equal credit for joint-book managers. Debt underwriting volumes include both publicly registered and Rule 144A issues of high grade and high yield bonds, sovereign, agency and taxable municipal debt, non-convertible preferred stock and mortgage- and asset-backed securities. Equity underwriting volumes include both publicly registered and Rule 144A issues of common stock and convertibles. Because publicly reported debt and equity underwriting volumes do not necessarily correspond to the amount of securities actually underwritten and do not include certain private placements and other transactions, and because revenue rates vary among transactions, publicly reported debt and equity underwriting volumes may not be indicative of revenues in a given period. Additionally, because Advisory Services volumes are based on full credit to each of the advisors in a transaction, and exclude private transactions, and because revenue rates vary among transactions, Advisory Services volumes may not be indicative of revenues in a given period.

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

due to strong IPO-related revenues and higher capital market client solution activity associated with investment banking clients. Our Global Finance—Equity market volumes for the three months ended August 31, 2007 increased 67% compared to the three months ended August 31, 2006 which is in line with the overall global market volumes, which increased 62% for the same comparable period. Our equity-related fee backlog (for both filed and unfiled transactions) at August 31, 2007 was $317 million; however, that measure may not be indicative of the level of future business depending on changes in overall market conditions.

Advisory Services net revenues of $425 million and $948 million for the 2007 three and nine months represent an increase of 118% and 43%, respectively, compared to the corresponding 2006 periods. Our completed transaction volumes for the 2007 three and nine months decreased 5% and increased 54%, respectively, compared to the corresponding 2006 periods while industry-wide completed transaction volumes increased 19% and 29% over the same three and nine month periods. Additionally and over the same comparative periods, our announced transaction volumes increased 91% and 74%, respectively, compared to industry-wide announced transaction volumes that increased 61% and 52%. Our M&A fee backlog at August 31, 2007 was $501 million; however, our M&A fee backlog may not be indicative of the level of future business depending on changes in overall market conditions.

Investment Management

The Investment Management business segment consists of:

Asset Management – We provide customized investment management services for high net worth clients, mutual funds and other small and middle market institutional investors. Asset Management also serves as general partner for private equity and other alternative investment partnerships and has minority stake investments in certain alternative investment managers.

Private Investment Management – We provide investment, wealth advisory and capital markets execution services to high net worth and middle market institutional clients.

Investment Management Results of Operations

	Three Months			Nine Months
	Ended August 31,		Percent	Ended August 31,		Percent
In millions	2007	2006	Change	2007	2006	Change
Principal transactions	$221	$123	80%	$628	$363	73%
Commissions	192	159	21	526	463	14
Interest and dividends	13	5	160	36	13	177
Asset management and other	431	336	28	1,204	976	23
Total revenues	857	623	38	2,394	1,815	32
Interest expense	55	18	206	128	38	237
Net revenues	802	605	33	2,266	1,777	28
Non-interest expenses	600	483	24	1,736	1,415	23
Income before taxes	$202	$122	66%	$530	$362	46%

Investment Management recorded net revenues of $802 million and $2.3 billion for the 2007 three and nine months, respectively, which increased 33% and 28% compared to the corresponding 2006 periods. Both Asset Management and Private Investment Management achieved record net revenues in the 2007 three and nine months.

Non-interest expense rose 24% and 23% for the 2007 three and nine months, respectively, compared to the corresponding 2006 periods, driven by higher compensation and benefits related to higher level of revenues and headcount, as well as increased non-personnel expenses from continued expansion of the business, especially in non-Americas regions.

Income before taxes was $202 million and $530 million for the 2007 three and nine months, respectively, which increased 66% and 46% compared to the corresponding 2006 periods. Pre-tax margin increased to 25% and 23% for the 2007 three and nine months, respectively, from 20% in each corresponding 2006 period.

The following tables set forth our Asset Management and Private Investment Management net revenues. Changes in and composition of assets under management are also presented.

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Investment Management Net Revenues

	Three Months			Nine Months
	Ended August 31,		Percent	Ended August 31,		Percent
In millions	2007	2006	Change	2007	2006	Change
Asset Management	$468	$349	34%	$1,344	$1,064	26%
Private Investment Management	334	256	30	922	713	29
	$802	$605	33%	$2,266	$1,777	28%

Asset Management net revenues increased 34% and 26% to a record $468 million and $1.3 billion for the 2007 three and nine months, respectively, compared to the corresponding 2006 periods. These results were achieved through increases in management fees from strong growth in assets under management across most products and gains from minority investments in alternative asset managers.

Private Investment Management net revenues rose 30% and 29% to a record $334 million and $922 million for the three and nine months, respectively, compared to the corresponding 2006 periods. The record results were driven by increased client activity across both fixed income and equity products.

Changes in Assets Under Management

	Three Months			Nine Months
	Ended August 31,		Percent	Ended August 31,		Percent
In billions	2007	2006	Change	2007	2006	Change
Opening balance	$263	$198	33%	$225	$175	29%
Net additions	15	6	150	40	24	67
Net market appreciation/(depreciation)	(3)	3	—	10	8	25
Total increase	$12	$9	33%	$50	$32	56%
Ending balance	$275	$207	33%	$275	$207	33%

Assets under management rose to a record $275 billion at August 31, 2007, up from $263 billion at May 31, 2007 and up from $225 billion at November 30, 2006. The increase reflects: (i) net inflows of $15 billion from May 31, 2007 and $40 billion from November 30, 2006; and (ii) net market depreciation of $3 billion from May 31, 2007 and appreciation of $10 billion from November 30, 2006. Approximately $4 billion of the inflows during the 2007 third quarter were a result of acquisitions.

Assets under management at August 31, 2007 increased $68 billion or 33% compared to August 31, 2006, composed of net inflows of $50 billion plus net market appreciation of $18 billion.

Composition of Assets Under Management

							Percent Change
							August 31, 2007 to
	August 31	,	November 30	,	August 31	,	November 30 ,	August 31 ,
In billions	2007		2006		2006		2006	2006
Equity	$104		$95		$87		9%	20%
Fixed income	72		61		58		18	24
Money markets	69		48		43		44	60
Alternative investments	30		21		19		43	58
	$275		$225		$207		22%	33%

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Geographic Revenues

We organize our operations into three geographic regions:

•                  Europe, inclusive of our operations in the Middle East;

•                  Asia Pacific, inclusive of our operations in Australia and India; and

•                  Americas, inclusive of our operations in North, South and Central America.

Net Revenues by Geographic Region

	Three Months Ended August 31,		Percent	Nine Months Ended August 31,		Percent
In millions	2007	2006	Change	2007	2006	Change
Europe	$1,496	$1,161	29%	$4,693	$3,370	39%
Asia Pacific	728	407	79	2,084	1,459	43
Total Non-Americas	2,224	1,568	42	6,777	4,829	40
U.S.	2,038	2,588	(21)	7,954	8,130	(2)
Other Americas	46	22	109	136	91	49
Total Americas	2,084	2,610	(20)	8,090	8,221	(2)
Net revenues	$4,308	$4,178	3%	$14,867	$13,050	14%

Non-Americas net revenues rose to $2.2 billion and $6.8 billion for the 2007 three and nine months, respectively, representing increases from the corresponding 2006 periods of 42% and 40%. Non-U.S. net revenues represented 53% and 46% of total net revenues for the 2007 three and nine months, respectively, in comparison to 38% for both the corresponding 2006 periods. These increases in non-U.S. net revenues were primarily achieved through record revenues in Investment Banking and Investment Management in our European region and strong revenue growth in our Asian region, as well as lower U.S.-based revenue growth.

Net revenues in Europe were $1.5 billion and $4.7 billion for the 2007 three and nine months, respectively, representing increases from the corresponding 2006 periods of 29% and 39%. Increased European net revenues in Investment Banking and Investment Management more than offset lower Capital Markets net revenues. Investment Banking net revenues increased across all major product categories while Investment Management net revenues rose with strong gains in private equity. Lower revenues in Capital Markets—Fixed Income was attributable to credit and securitized products and was partially offset by the second highest level of revenues in Capital Markets—Equities, driven mostly by strong customer activity for derivative products.

Our Asia Pacific’s net revenues increased to $728 million and $2.1 billion for the 2007 three and nine months, respectively, representing increases from the corresponding 2006 periods of 79% and 43%. Asia Pacific net revenues were driven by strong performances from interest rate products, equity derivatives and Prime Services.

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

We adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”) in the first quarter of 2007. SFAS 157 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value and enhances disclosure requirements for fair value measurements. Additionally and also in the first quarter of 2007, we early adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”) and applied this option to substantially all structured notes not previously accounted for at fair value under SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, as well as certain deposits at our U.S. banking subsidiaries.

SFAS 157 defines “fair value” as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, or an exit price. The degree of judgment utilized in measuring the fair value of financial instruments generally correlates to the level of pricing observability. Financial instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices in active markets generally have more pricing observability and less judgment utilized in measuring fair value. Conversely, financial instruments rarely traded or not quoted have less observability and are measured at fair value using valuation models that require more judgment. Pricing observability is impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established and the characteristics specific to the transaction.

The overall valuation process for financial instruments may include adjustments to valuations derived from pricing models. These adjustments may be made when, in management’s judgment, either the size of the position in the financial instrument or other features of the financial instrument, or the market in which the financial instrument is traded (such as counterparty, credit, concentration or liquidity) require that an adjustment be made to the value derived from the pricing models. An adjustment may be made if a trade of a financial instrument is subject to sales restrictions that would result in a price less than the computed fair value measurement from a quoted market price. Additionally, an adjustment from the price derived from a model typically reflects management’s judgment that other participants in the market for the financial instrument being measured at fair value would also consider such an adjustment in pricing that same financial instrument.

We have categorized our financial instruments measured at fair value into a three level classification in accordance with SFAS 157. Fair value measurements of financial instruments that use quoted prices in active markets for identical assets or liabilities are generally categorized as Level I, and fair value measurements of financial instruments that have no direct observable levels are generally categorized as Level III. The lowest level input that is significant to the fair value measurement of a financial instrument is used to categorize the instrument and reflects the judgment of management. Financial assets and liabilities presented at fair value in Holdings’ Condensed Consolidated Balance Sheet generally are categorized as follows:

Level I – Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

The types of assets and liabilities carried at Level I fair value generally are G-7 government and agency securities, equities listed in active markets, investments in publicly traded mutual funds with quoted market prices and listed derivatives.

Level II – Inputs (other than quoted prices included in Level I) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.

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

Financial assets and liabilities presented at fair value and categorized as Level III are generally those that are marked to model using relevant empirical data to extrapolate an estimated fair value. The models’ inputs reflect assumptions that market participants would use in pricing the instrument in a current period transaction and outcomes from the models represent an exit price and expected future cash flows. Our valuation models are calibrated to the market on a frequent basis. The parameters and inputs are adjusted for assumptions about risk and current market conditions. Accordingly, results from valuation models in one period may not be indicative of future period measurements. Valuations are independently reviewed by employees outside the business unit and, where applicable, valuations are back tested comparing instruments sold to where they were marked.

During the 2007 three months, Level III assets increased to 12% of total Financial instruments and other inventory positions owned and measured at fair value, compared to 8% in the trailing quarter. The increase in Level III assets resulted largely from the reclassification of approximately $9.8 billion of assets previously categorized as Level II assets into the Level III category in the third quarter of 2007. Reduced liquidity in the capital markets resulted in a decrease in the observability of market prices for certain financial instruments, particularly for mortgage products.

For a further discussion regarding the measure of Financial instruments and other inventory positions owned, excluding Real estate held for sale, and Financial instruments and other inventory positions sold but not yet purchased at fair value, see Note 4, “Fair Value of Financial Instruments” to the Consolidated Financial Statements.

Identifiable Intangible Assets and Goodwill

Determining the carrying values and useful lives of certain assets acquired and liabilities assumed associated with business acquisitions—intangible assets in particular—requires significant judgment. At least annually and using measurement techniques, we are required to assess whether goodwill and other intangible assets have been impaired. Periodically estimating the fair value of a reporting unit and carrying values of intangible assets with indefinite lives involves significant judgment and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant effect on whether or not an impairment charge is recognized and the magnitude of such a charge. We completed an impairment test on goodwill and other intangible assets as of August 31, 2007, and no impairment was identified.

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

During the 2007 third quarter, the global capital markets experienced a significant contraction in available liquidity. Despite infusions of liquidity by central banks into the financial system, broad asset classes, particularly subprime mortgages and structured credit products, remained highly illiquid throughout this period. Notwithstanding these global market conditions, we ended the period with a very strong liquidity position, with our liquidity pool at a record $36 billion up from $26 billion at the end of the 2007 second quarter and long-term capital (long-term borrowings, excluding borrowings with remaining maturities within one year of the financial statement date, and total stockholders’ equity) at $142.1 billion up from $121.9 billion at the end of the 2007 second quarter.

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

The liquidity pool is invested in liquid instruments, including cash equivalents, G-7 government bonds and U.S. agency securities, investment grade asset and mortgage-backed securities and other liquid securities that we believe have a highly reliable pledge value. We calculate our liquidity pool on a daily basis.

At August 31, 2007, the estimated pledge value of the liquidity pool available to Holdings was $36 billion, which is in excess of the items discussed above and excludes unencumbered collateral with a market value of $59 billion. Additionally, our regulated subsidiaries, such as our broker-dealers and bank institutions, maintain their own liquidity pools to cover their stand-alone one year expected cash funding needs in a stressed liquidity environment. The estimated pledge value of assets in the liquidity pools held by our regulated subsidiaries totaled an additional $49 billion at August 31, 2007. Included in this amount is approximately $17 billion at our three deposit taking bank entities, two in the U.S. and one in Germany.

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

As part of our funding strategy, we also take steps to mitigate our main sources of contingent liquidity risk as follows:

•                  Commitments to extend credit - Cash capital is utilized to cover a probabilistic estimate of expected funding of commitments to extend credit. For a further discussion of our commitments, see “Lending-Related Commitments” in this MD&A and Note 8, “Commitments, Contingencies and Guarantees,” to the Consolidated Financial Statements.

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

Our policy is to operate with an excess of long-term funding sources over our long-term funding requirements (“cash capital surplus”). We seek to maintain a cash capital surplus at Holdings of at least $2.0 billion. As of August 31, 2007, our cash capital surplus at Holdings increased to $8.1 billion up from $6.0 billion at November 30, 2006. Additionally, at August 31, 2007 and November 30, 2006, our cash capital surplus in our regulated entities was approximately $8.5 billion and $10.0 billion, respectively.

We hedge the majority of foreign exchange risk associated with investments in subsidiaries in non—U.S. dollar currencies using long-term debt and forwards.

Diversification of funding sources. We seek to diversify our funding sources. We issue long-term debt in multiple currencies and across a wide range of maturities to tap many investor bases, thereby reducing our reliance on any one source.

•      During 2007, we issued $69.5 billion of long-term borrowings. Long-term borrowings (less current portion) increased to $120.3 billion at August 31, 2007 from $81.2 billion at November 30, 2006 principally to support the growth in our assets, as well as pre-funding a portion of 2007 maturities. The weighted-average maturities of long-term borrowings were 6.6 years and 6.3 years at August 31, 2007 and November 30, 2006, respectively.

•      We diversify our issuances geographically to minimize refinancing risk and broaden our debt-holder base. As of August 31, 2007, 51% of our long-term debt was issued outside the United States.

•      In order to minimize refinancing risk, we establish threshold amounts of our long-term borrowings anticipated to mature within any quarter (12.5%), half-year (17.5%) and full-year (30.0%) intervals. At August 31, 2007, those limits were $15.0 billion, $21.1 billion and $36.1 billion, respectively. If we were to operate with debt above these levels, we would not include the additional amount as a source of cash capital.

•      We typically issue in sufficient size to create a liquid benchmark issuance (i.e., sufficient size to be included in the Lehman Bond Index, a widely used index for fixed income asset managers).

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Long-term debt is accounted for in our long-term-borrowings maturity profile at its contractual maturity date if the debt is redeemable at our option. Long-term debt that is repayable at par at the holder’s option is included in these limits at its earliest redemption date. Extendible issuances (which mature on an initial specified maturity date, unless the holder elects to extend the term of the note for a period specified in the note) are included in these limits at their earliest maturity date.

The quarterly long-term borrowings maturity schedule over the next five years at August 31, 2007 is as follows:

Long-Term Borrowings Maturity Profile Chart(1)

(1)           Included in long-term debt is $4.2 billion of structured notes with contingent early redemption features linked to market prices or other triggering events (e.g., the downgrade of a reference obligation underlying a credit—linked note). In the above maturity table, these notes are shown at their contractual maturity. In determining the cash capital value of these notes, however, we exclude the portion reasonably expected to mature within twelve months, $1.7 billion, from our cash capital sources at August 31, 2007.

•      We use both committed and uncommitted bilateral and syndicated long-term bank facilities to complement our long-term debt issuance. In particular, Holdings maintains a $2.0 billion unsecured, committed revolving credit agreement with a syndicate of banks which expires in February 2009. In addition, we maintain a $2.5 billion multi-currency unsecured, committed revolving credit facility (“European Facility”) with a syndicate of banks for Lehman Brothers Bankhaus AG (“Bankhaus”) and Lehman Brothers Treasury Co. B.V. which expires in April 2010. Our ability to borrow under such facilities is conditioned on complying with customary lending conditions and covenants. We have maintained compliance with the material covenants under these credit agreements at all times. We draw on both of these facilities from time to time in the normal course of conducting our business. As of August 31, 2007, there were no outstanding borrowings against Holdings’ credit facility. Additionally and as of August 31, 2007, there were outstanding borrowings of approximately $2.5 billion against the European Facility.

•      We have established a $2.4 billion conduit that issues secured liquidity notes to pre-fund high grade loan commitments. This is fully backed by a triple-A rated, third-party, one-year revolving liquidity back stop. Additionally, we have established a conduit that issues secured liquidity notes to provide funding for our contingent acquisition commitments. We are contingently committed to provide financing to the conduit if the conduit is unable to remarket the secured liquidity notes upon their maturity, generally in two years time.

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

•      We own three bank entities: Lehman Brothers Bank, a U.S.-based thrift institution, Lehman Brothers Commercial Bank, a U.S.-based industrial bank, and Bankhaus, a German bank. These regulated bank entities operate in a deposit-protected environment and are able to source low-cost unsecured funds that are primarily term deposits. These are generally insulated from a company-specific or market liquidity event, thereby providing a reliable funding source for our mortgage products and selected loan assets and increasing our funding diversification. Overall, these bank institutions have raised $24.9 billion and $21.4 billion of customer deposit liabilities as of August 31, 2007 and November 30, 2006, respectively.

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

In a market liquidity event, in addition to the pressure of a Company-specific event, we also assume that, because the event is market wide, additional counterparties to whom we have extended liquidity facilities draw on these facilities. To mitigate the effect of a market liquidity event, we have developed access to additional liquidity sources beyond the liquidity pool at Holdings, including unutilized funding capacity in our bank entities and unutilized capacity in our bank facilities. (See “Funding of assets” above.)

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

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

At August 31, 2007 and November 30, 2006 our net assets were comprised of the following items:

Net Assets

In millions	August 31, 2007	November 30, 2006
Total assets	$659,216	$503,545
Cash and securities segregated and on deposit for regulatory and other purposes	(10,579)	(6,091)
Collateralized lending agreements	(287,427)	(225,156)
Identifiable intangible assets and goodwill	(4,108)	(3,362)
Net assets	$357,102	$268,936

Cash. Cash and cash equivalents of $7.0 billion at August 31, 2007 increased by $1.1 billion from November 30, 2006, as net cash provided by financing activities of $45.0 billion more than offset net cash used in operating activities of $42.4 billion—attributable primarily to growth in financial instruments and other inventory positions owned—and net cash used in investing activities of $1.6 billion.

Assets. At August 31, 2007, our total assets increased by 31% to $659.2 billion from $503.5 billion at November 30, 2006, due to an increase in secured financing transactions and net assets. Net assets at August 31, 2007 increased $88.2 billion due to increases across most inventory categories, as well as an increase in client secured receivables, as our capital markets business activities continue to increase. Mortgage and mortgage-backed positions owned increased primarily as a result of higher commercial mortgage loans, as well as an increase in residential mortgage loans transferred to securitization trusts that did not meet the sale requirements of SFAS 140. The trusts to which the loans were transferred entered into non-recourse financings and accordingly the investors in the trusts generally have no recourse to our other assets in the event the borrowers to the underlying loans fail to fulfill the terms of the lending contracts. For a further discussion of our inventory, see Note 3, “Financial Instruments and Other Inventory Positions,” and Note 6, “Securitizations and Special Purpose Entities,” to the Consolidated Financial Statements).

Our calculation of Net assets excludes from total assets: (i) cash and securities segregated and on deposit for regulatory and other purposes; (ii) collateralized lending agreements which include securities received as collateral, securities purchased under agreements to resell and securities borrowed; and (ii) identifiable intangible assets and goodwill. We believe net assets to be a more useful measure of our assets because it excludes certain low-risk, non-inventory assets. Our calculation of Net assets may not be comparable to other, similarly titled calculations by other companies as a result of different calculation methodologies.

Illiquid Assets. Our balance sheet contains assets of a less liquid nature, primarily those categorized as Real estate held for sale, certain High yield instruments and Private equity and other principal investments.

Real estate held for sale. We invest in real estate through direct investments in equity and debt. We record real estate held for sale at the lower of its carrying amount or fair value less cost to sell. The assessment of fair value less cost to sell generally requires the use of management estimates and generally is based on property appraisals provided by third parties and also incorporates an analysis of the related property cash flow projections. We had real estate investments of approximately $20.0 billion and $9.4 billion at August 31, 2007 and November 30, 2006, respectively. Because portions of these assets have been financed on a non-recourse basis, our net investment position was limited to $12.9 billion and $5.9 billion at August 31, 2007 and November 30, 2006, respectively.

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

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

High yield instruments are carried at fair value, with unrealized gains and losses reflected in Principal transactions in the Consolidated Statement of Income. Our high yield instruments at August 31, 2007 and November 30, 2006 were as follows:

	August 31,	November 30,
In millions	2007	2006
Bonds and loans in liquid trading markets	$18,669	$11,481
Bonds and loans held awaiting securitization and/or syndication	8,896	4,132
Bonds and loans with little or no pricing transparency	384	316
High yield instruments	27,949	15,929
Credit risk hedges(1)	(1,761)	(3,111)
High yield position, net	$26,188	$12,818

(1)              Credit risk hedges represent financial instruments with offsetting risk to the same underlying counterparty, but exclude other credit and market risk mitigants which are highly correlated, such as index, basket and/or sector hedges.

At August 31, 2007 and November 30, 2006, the largest industry concentrations were 27% and 20%, respectively, both periods’ concentrations were within the finance and insurance industry classifications. The largest geographic concentrations at August 31, 2007 and November 30, 2006 were 60% and 53%, respectively, in the Americas. We mitigate our aggregate and single-issuer net exposure through the use of derivatives, non-recourse financing and other financial instruments.

Private equity and other principal investments. Our Private Equity business operates in six major asset classes: Merchant Banking, Real Estate, Venture Capital, Credit-Related Investments, Private Funds Investments and Infrastructure. We have raised privately-placed funds in these asset classes, for which we act as general partner and in which we have general and in many cases limited partner interests. In addition, we generally co-invest in the investments made by the funds or may make other non-fund-related direct investments. At August 31, 2007 and November 30, 2006, our private equity related investments totaled $3.5 billion and $2.1 billion, respectively. The real estate industry represented the highest concentrations at 31% and 30% at August 31, 2007 and November 30, 2006, respectively, and the largest single investment was approximately $336 million and $80 million, at those respective dates.

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

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Over the course of our 2007 third quarter, we repurchased through open-market purchases or withheld from employees for the purposes described above approximately 9.6 million shares of our common stock at an aggregate cost of approximately $637 million, or $66.58 per share. In total, we repurchased and withheld 37.8 million shares during 2007 for a total consideration of approximately $2.8 billion. During 2007, we issued 12.1 million shares resulting from employee stock option exercises and another 20.5 million shares were issued out of treasury stock to an irrevocable grantor trust (the “RSU Trust”).

Capital Ratios

Net Leverage. The relationship of assets to equity is one measure of a company’s capital adequacy. Generally, this ratio is computed by dividing assets by stockholders’ equity. We believe that a more meaningful, comparative ratio for companies in the securities industry is net leverage, which is the result of net assets divided by tangible equity capital.

Our net leverage ratio is calculated as net assets divided by tangible equity capital. We calculate net assets by excluding from total assets: (i) cash and securities segregated and on deposit for regulatory and other purposes; (ii) collateralized lending agreements which include securities received as collateral, securities purchased under agreements to resell and securities borrowed; and (iii) identifiable intangible assets and goodwill. We believe net leverage based on net assets to be a more useful measure of leverage, because it excludes certain low-risk, non-inventory assets and utilizes tangible equity capital as a measure of our equity base. We calculate tangible equity capital by including stockholders’ equity and junior subordinated notes and excluding identifiable intangible assets and goodwill. We believe net leverage based on tangible equity to be a more meaningful measure of our equity base as it includes instruments we consider to be equity-like due to their subordinated nature, long-term maturity and interest deferral features and excludes that which we do not consider available to support our remaining net assets. These measures may not be comparable to other, similarly titled calculations by other companies as a result of different calculation methodologies.

Tangible equity capital and leverage and net leverage ratios are computed as follows at August 31, 2007 and November 30, 2006:

Tangible Equity Capital and Leverage and Net Leverage Ratios

In millions	August 31, 2007	November 30, 2006
Total stockholders’ equity	$21,733	$19,191
Junior subordinated notes (1), (2)	4,539	2,738
Identifiable intangible assets and goodwill	(4,108)	(3,362)
Tangible equity capital	$22,164	$18,567
Total assets	$659,216	$503,545
Leverage ratio	30.3x	26.2x
Net assets	$357,102	$268,936
Net leverage ratio	16.1x	14.5x

(1)            See Note 7, “Borrowings and Deposit Liabilities,” to the Consolidated Financial Statements.

(2)            Our definition for tangible equity capital limits the amount of junior subordinated notes and preferred stock included in the calculation to 25% of tangible equity capital. The amount excluded was approximately $375 million at August 31, 2007; no amounts were excluded in prior periods.

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Included below are the changes in our tangible equity capital for the nine months ended August 31, 2007 and year ended November 30, 2006:

Tangible Equity Capital

	Nine Months Ended	Fiscal Year Ended
In millions	August 31, 2007	November 30, 2006
Beginning tangible equity capital	$18,567	$15,564
Net income	3,306	4,007
Dividends on common stock	(264)	(276)
Dividends on preferred stock	(50)	(66)
Common stock open-market repurchases	(2,600)	(2,678)
Common stock withheld from employees (1)	(248)	(1,003)
Equity-based award plans (2)	2,261	2,396
Net change in junior subordinated notes included in tangible equity (3)	1,801	712
Change in identifiable intangible assets and goodwill	(746)	(106)
Other, net (4)	137	17
Ending tangible equity capital	$22,164	$18,567

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

Primary Equity Double Leverage. Primary equity double leverage ratio is the comparison of equity investments in subsidiaries to total equity capital (the sum of total stockholders’ equity and junior subordinated notes). As of August 31, 2007, our equity investment in subsidiaries was $24.0 billion and our total equity capital computed to $26.6 billion. We aim to maintain a primary equity double leverage ratio (the ratio of equity investments in Holdings’ subsidiaries to its total equity capital) of 1.0x or below. Our primary equity double leverage ratio was 0.90x as of August 31, 2007 and 0.88x as of November 30, 2006. We believe total equity capital to be a more meaningful measure of our equity than stockholders’ equity because, as stated above, we consider junior subordinated notes to be equity-like due to their subordinated nature, long-term maturity and interest deferral features. We believe primary equity double leverage based on total equity capital to be a useful measure of our equity investments in subsidiaries. Our calculation of primary equity double leverage may not be comparable to other, similarly titled calculations by other companies as a result of different calculation methodologies.

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

At August 31, 2007, the short- and long-term senior borrowings ratings of Holdings and LBI were as follows:

Credit Ratings
	Holdings		LBI
	Short-term	Long-term	Short-term	Long-term
Standard & Poor’s Ratings Services	A-1	A+	A-1+	AA-
Moody’s Investors Service	P-1	A1	P-1	Aa3
Fitch Ratings	F-1+	AA-	F-1+	AA-
Dominion Bond Rating Service Limited	R-1 (middle)	A (high)	R-1 (middle)	AA (low)

At August 31, 2007, counterparties had the right to require us to post additional collateral pursuant to derivative contracts and other secured funding arrangements of approximately $2.0 billion. Additionally, at that date we would have been required to post additional collateral pursuant to such arrangements of approximately $0.1 billion in the event we were to experience a downgrade of our senior debt rating of one notch and a further $3.5 billion in the event we were to experience a downgrade of our senior debt rating of two notches.

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

We had commitments to investment grade borrowers at August 31, 2007 and November 30, 2006 of $27.0 billion (net credit exposure of $14.4 billion, after consideration of hedges) and $17.9 billion (net credit exposure of $4.9 billion, after consideration of hedges), respectively. We had commitments to non-investment grade borrowers of $11.5 billion (net credit exposure of $10.4 billion, after consideration of hedges) and $7.6 billion (net credit exposure of $5.9 billion, after consideration of hedges) at August 31, 2007 and November 30, 2006, respectively.

Contingent acquisition facilities. We provide contingent commitments to investment and non-investment grade counterparties related to acquisition financing. We do not believe contingent acquisition commitments are necessarily indicative of actual risk or funding requirements as funding is dependent both upon a proposed transaction being completed and the acquiror fully utilizing our commitment. Typically, these commitments are made to a potential acquiror in a proposed acquisition, which may or may not be completed depending on whether the potential acquiror to whom we have provided our commitment is successful. A borrower’s ability to draw on the contingent commitment is typically subject to there being no material adverse change in the borrower’s financial condition, among other factors, and the commitments also generally contain certain flexible pricing features to adjust for changing market conditions prior to closing. In addition, acquirors generally utilize multiple financing sources, including other investment and commercial banks, as well as accessing the general capital markets for completing transactions. Further, our past practice, consistent with our credit facilitation framework, has been to syndicate acquisition financings to investors. Therefore, our contingent acquisition commitments are generally

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

greater than the amounts we will ultimately fund. The ultimate timing, amount and pricing of a syndication, however, is influenced by market conditions that may not necessarily be consistent with those at the time the commitment was entered.

We provided contingent commitments to investment grade counterparties related to acquisition financing of approximately $4.1 billion and $1.9 billion at August 31, 2007 and November 30, 2006, respectively. In addition, we provided contingent commitments to non-investment grade counterparties related to acquisition financing of approximately $27.0 billion and $12.8 billion at August 31, 2007 and November 30, 2006, respectively.

In addition, through our mortgage origination platforms we make commitments to extend mortgage loans. At August 31, 2007 and November 30, 2006, we had outstanding mortgage commitments of approximately $12.4 billion and $12.2 billion, respectively. These commitments included $7.2 billion and $7.0 billion of residential mortgages at August 31, 2007 and November 30, 2006, respectively, and $5.2 billion of commercial mortgages at both comparative periods. The residential mortgage loan commitments require us to originate mortgage loans at the option of a borrower generally within 90 days at fixed interest rates. Our intention is to sell residential mortgage loans, once originated, primarily through securitizations.

In connection with our financing activities, we had outstanding commitments under certain collateralized lending arrangements of approximately $9.6 billion and $7.4 billion at August 31, 2007 and November 30, 2006, respectively. These commitments require borrowers to provide acceptable collateral, as defined in the agreements, when amounts are drawn under the lending facilities. Advances made under these lending arrangements typically are at variable interest rates and generally provide for over-collateralization. In addition, at August 31, 2007, we had commitments to enter into forward starting secured resale and repurchase agreements, primarily secured by government and government agency collateral, of $44.0 billion and $39.6 billion, respectively, compared to $44.4 billion and $31.2 billion, respectively, at November 30, 2006.

Lending-related commitments at August 31, 2007 and November 30, 2006 were as follows:

						Total
	Expiration per Period at August 31, 2007					Contractual amount
			2009-	2011-	2013 and	August	November
In millions	2007	2008	2010	2012	Later	31, 2007	30, 2006
Lending commitments
High grade (1)	$1,720	$5,769	$6,254	$12,824	$410	$26,977	$17,945
High yield (2)	1,083	2,018	960	3,900	3,536	11,497	7,558
Contingent acquisition facilities
Investment grade	1,604	2,500	—	—	—	4,104	1,918
Non-investment grade	8,552	16,912	1,575	—	—	27,039	12,766
Mortgage commitments	8,591	421	1,841	973	606	12,432	12,246
Secured lending transactions	72,979	17,796	489	456	1,435	93,155	82,987

(1)            We view our net credit exposure for high grade commitments, after consideration of hedges, to be $14.4 billion and $4.9 billion at August 31, 2007 and November 30, 2006, respectively.

(2)            We view our net credit exposure for high yield commitments, after consideration of hedges, to be $10.4 billion and $5.9 billion at August 31, 2007 and November 30, 2006, respectively.

For additional information about lending-related commitments, see Note 8, “Commitments, Contingencies and Guarantees” to the Consolidated Financial Statements.

Off-Balance-Sheet Arrangements

In the normal course of business we engage in a variety of off-balance-sheet arrangements, including certain derivative contracts meeting the Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 45,

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”), definition of a guarantee that may require future payments. Other than lending-related commitments already discussed above in “Lending-Related Commitments,” the following table summarizes our off-balance-sheet arrangements at August 31, 2007 and November 30, 2006 as follows:

						Total
	Expiration per Period at August 31, 2007					Contractual amount
			2009-	2011-	2013 and	August	November
In millions	2007	2008	2010	2012	Later	31, 2007	30, 2006
Derivative contracts(1)	$54,130	$83,843	$165,986	$215,165	$248,439	$767,563	$534,585
Municipal-securities- related commitments	535	31	643	137	5,967	7,313	1,599
Other commitments with variable interest entities	619	1,098	1,151	543	4,923	8,334	4,902
Standby letters of credit	1,476	312	4	—	—	1,792	2,380
Private equity and other principal investment commitments	1,811	1,736	1,040	429	—	5,016	1,088

(1)            We believe the fair value of these derivative contracts is a more relevant measure of the obligations because we believe the notional amount overstates the expected payout. At August 31, 2007 and November 30, 2006, the fair value of these derivative contracts approximated $11.1 billion and $9.3 billion, respectively.

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

As an end-user, we primarily use derivatives to hedge our exposure to market risk (including foreign currency exchange and interest rate risks) and credit risks (collectively, “End-User Derivatives”). When End-User Derivatives are interest rate swaps they are measured at fair value through earnings and the carrying value of the related hedged item is adjusted through earnings for the effect of changes in the risk being hedged. The hedge ineffectiveness in these relationships is recorded in Interest expense in the Consolidated Statement of Income. When End-User Derivatives are used in hedges of net investments in non-U.S. dollar functional currency subsidiaries, the gains or losses are reported within Accumulated other comprehensive income/(loss), net of tax, in Stockholders’ equity.

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

A QSPE generally can be described as an entity whose permitted activities are limited to passively holding financial assets and distributing cash flows to investors based on pre-set terms. Our primary involvement with QSPEs relates to securitization transactions in which transferred assets, including mortgages, loans, receivables and other financial assets are sold to an SPE that qualifies as a QSPE under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”). In accordance with SFAS 140, we do not consolidate QSPEs. We recognize at fair value the interests we hold in the QSPEs. We derecognize financial assets transferred to QSPEs, provided we have surrendered control over the assets.

Certain SPEs do not meet the QSPE criteria because their permitted activities are not limited sufficiently or the assets are non-qualifying financial instruments (e.g., real estate). These SPEs are referred to as VIEs, and we typically use them to create securities with a unique risk profile desired by investors to intermediate financial risk or to invest in real estate. Examples of our involvement with VIEs include collateralized debt obligations, synthetic credit transactions, real estate investments through VIEs, and other structured financing transactions. Under FIN 46(R), we consolidate a VIE if we are the primary beneficiary of the entity. The primary beneficiary is the party that has a majority of the expected losses or a majority of the expected residual returns, or both, of the entity.

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

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Credit Exposure in Derivatives

With respect to OTC derivative contracts, we view our net credit exposure to be $24.7 billion at August 31, 2007, representing the fair value of OTC derivative contracts in a net receivable position after consideration of collateral.

The following table sets forth the fair value of OTC derivatives by contract type and related net credit exposure:

Fair Value of OTC Derivative Contracts by Maturity

	August 31, 2007
In millions	Less than 1 Year	1 to 5 Years	5 to 10 Years	Greater than 10 Years	Cross Maturity, Cross Product and Cash Collateral Netting (1)	OTC Derivatives	Net Credit Exposure
Assets
Interest rate, currency and credit default swaps and options	$2,766	$12,787	$9,384	$12,160	$(21,892)	$15,205	$15,269
Foreign exchange forward contracts contracts and options	2,359	359	346	111	(1,245)	1,930	1,401
Other fixed income securities contracts(2)	5,879	372	42	2	(311)	5,984	4,767
Equity contracts	2,441	2,339	1,172	3,165	(2,453)	6,664	3,286
	$13,445	$15,857	$10,944	$15,438	$(25,901)	$29,783	$24,723
Liabilities
Interest rate, currency and credit default swaps and options	$2,926	$10,202	$7,057	$8,984	$(20,122)	$9,047
Foreign exchange forward contracts and options	2,497	570	490	180	(1,772)	1,965
Other fixed income securities contracts(3)	3,663	573	163	—	(292)	4,107
Equity contracts	4,221	3,149	1,058	4,788	(4,872)	8,344
	$13,307	$14,494	$8,768	$13,952	$(27,058)	$23,463

(1)              Cross-maturity netting represents the netting of receivable balances with payable balances for the same counterparty across maturity and product categories. Receivable and payable balances with the same counterparty in the same maturity category are netted within the maturity category when appropriate. Cash collateral received or paid is netted on a counterparty basis, provided legal right of offset exists. Assets and liabilities at August 31, 2007 were netted down for cash collateral of approximately $12.4 billion and $13.6 billion, respectively.

(2)              Includes commodity derivatives assets of $1.1 billion.

(3)              Includes commodity derivatives liabilities of $1.2 billion.

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Presented below is an analysis of net credit exposure at August 31, 2007 for OTC contracts based on actual ratings made by external rating agencies or by equivalent ratings established and used by our CRM Department.

Net Credit Exposure

		Less			Greater	Total
Counterparty	S&P/Moody’s	than	1 to 5	5 to 10	than	August 31,	November 30,
Risk Rating	Equivalent	1 Year	Years	Years	10 Years	2007	2006
iAAA	AAA/Aaa	7%	5%	7%	7%	26%	14%
iAA	AA/Aa	12	6	3	3	24	39
iA	A/A	9	8	7	14	38	31
iBBB	BBB/Baa	3	—	—	4	7	11
iBB	BB/Ba	1	—	1	—	2	4
iB or lower	B/B1 or lower	2	1	—	—	3	1
		34%	20%	18%	28%	100%	100%

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

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

VaR – Historical Simulation

	At			Average VaR Three Months Ended			Three Months Ended Aug 31, 2007
In millions	Aug 31, 2007	May 31, 2007	Nov 30, 2006	Aug 31, 2007	May 31, 2007	Nov 30, 2006	High	Low
Interest rate risk	$79	$51	$48	$68	$54	$41	$102	$52
Equity price risk	46	54	20	45	43	20	61	21
Foreign exchange risk	7	6	5	8	7	5	13	5
Commodity risk	8	7	6	8	6	5	11	6
Diversification
benefit	(40)	(31)	(25)	(33)	(32)	(23)
	$100	$87	$54	$96	$78	$48	$124	$58

The increase in both the period end and quarterly average historical simulation VaR was due, in large part, to increased activity in interest rate trading, and increased market volatilities which increased the overall risk across multiple business segments.

As part of our risk management control processes, we monitor daily trading net revenues compared to reported historical simulation VaR as of the end of the prior business day. For the three month period ending August 31, 2007, there were three days when our daily net trading loss exceeded our historical simulation VaR as measured at the close of the previous business day.

We also use stress testing to evaluate risks associated with our real estate portfolios which are non-financial assets and therefore not captured in VaR. As of August 31, 2007, we had approximately $20.0 billion of real estate investments; however our net investment at risk was limited to $12.9 billion as a portion of these assets have been financed on a non-recourse basis. As of August 31, 2007, we estimate that a hypothetical 10% decline in the underlying property values associated with the non-syndicated investments would result in a net revenue loss of approximately $976 million.

Other Measures of Risk

We utilize a number of risk measurement methods and tools as part of our risk management process. One risk measure that we utilize is a comprehensive risk measurement framework that aggregates market event risk and counterparty risks. Market event risk measures the potential losses beyond those measured in market risk such as losses associated with a downgrade for high quality bonds, defaults of high yield bonds and loans, dividend risk for equity derivatives, deal break risk for merger arbitrage positions, defaults for mortgage loans and property value losses on real estate investments. Utilizing this broad risk measure, our average risk for the three months ended August 31, 2007 resulted in a comparative increase from the three months ended May 31, 2007 and November 30, 2006. The comparative increases in this broad risk measure are largely attributable to growth in the Company’s business activities across all business segments and general credit spread movements in the market during the period.

Revenue Volatility

The overall effectiveness of our risk management practices can be evaluated on a broader perspective when analyzing the distribution of daily trading net revenues over time. We consider trading net revenue volatility over time to be a comprehensive evaluator of our overall risk management practices because it incorporates the results of virtually all of our trading activities and types of risk including market, credit and event risks. Substantially all of our positions are marked-to-market daily with changes recorded in net revenues. As discussed throughout this MD&A, we seek to reduce risk through the diversification of our businesses and a focus on client-flow activities along with selective proprietary and principal investing activities. This diversification and focus, combined with our risk management controls and processes, helps mitigate the net revenue volatility inherent in our trading activities.

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

Revenue Volatility

	Revenue Volatility At			Average Revenue Volatility Three Months Ended			Three Months Ended Aug 31, 2007
In millions	Aug 31, 2007	May 31, 2007	Nov 30, 2006	Aug 31, 2007	May 31, 2007	Nov 30, 2006	High	Low
Interest rate risk	$53	$31	$28	$36	$32	$28	$53	$31
Equity price risk	34	25	24	28	25	23	34	24
Foreign exchange risk	6	5	5	5	5	5	6	5
Diversification benefit	(30)	(25)	(20)	(25)	(25)	(20)
	$63	$36	$37	$44	$37	$36	$63	$36

Average trading net revenue volatility measured in this manner was $44 million for the three months ended August 31, 2007. The increase of this measurement from the three months ended May 31, 2007 and November 30, 2006 was primarily driven by increased market volatilities.

The following chart sets forth the frequency distribution for daily trading net revenues for our Capital Markets and Investment Management business segments (excluding asset management fees) for the three months ended August 31, 2007 and 2006:

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Distribution of Daily Trading Net Revenues

For the three months ended August 31, 2007, the largest loss in daily trading net revenues on any single day was $116 million. For the three months ended August 31, 2006, there were no days with a daily trading net revenues loss.

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

Accounting and Regulatory Developments

SFAS 159. In February 2007, the FASB issued SFAS 159, which permits certain financial assets and financial liabilities to be measured at fair value, using an instrument-by-instrument election. The initial effect of adopting SFAS 159 must be accounted for as a cumulative-effect adjustment to opening retained earnings for the fiscal year in which we apply SFAS 159. Retrospective application of SFAS 159 to fiscal years preceding the effective date was not permitted.

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

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

SFAS 158. In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Retirement Plans (“SFAS 158”) which requires an employer to recognize the over- or under-funded status of its defined benefit postretirement plans as an asset or liability in its Consolidated Statement of Financial Condition, measured as the difference between the fair value of the plan assets and the benefit obligation. For pension plans the benefit obligation is the projected benefit obligation; while for other postretirement plans the benefit obligation is the accumulated postretirement obligation. Upon adoption, SFAS 158 requires an employer to recognize previously unrecognized actuarial gains and losses and prior service costs within Accumulated other comprehensive income/(loss), net of tax, a component of Stockholders’ equity.

SFAS 158 is effective for our fiscal year ending November 30, 2007. Had we adopted SFAS 158 at November 30, 2006, we would have recognized a pension asset of approximately $60 million for our funded pension plans and a liability of approximately $160 million for our unfunded pension and postretirement plans. Additionally, we would have reduced Accumulated other comprehensive income/(loss), net of tax, by approximately $380 million. At August 31, 2007 due to changes in interest rates and projected asset returns, the reduction to Accumulated other comprehensive income/(loss), net of tax, would be approximately $250 million. The actual impact of adopting SFAS 158 will depend on the fair value of plan assets and the amount of the benefit obligation measured as of November 30, 2007.

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

FIN 48. In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes, which sets out a framework for management to use to determine the appropriate level of tax reserves to maintain for uncertain tax positions. This interpretation of SFAS 109 uses a two-step approach wherein a tax benefit is recognized if a position is more likely than not to be sustained, and the amount of benefit is then measured on a probabilistic approach, as defined in FIN 48. FIN 48 also sets out disclosure requirements to enhance transparency of an entity’s tax reserves. We must adopt FIN 48 as of the beginning of our 2008 fiscal year. We are evaluating the effect of adopting FIN 48 on our Consolidated Financial Statements.

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

FSP FIN 48-1. In May 2007, the FASB directed the FASB Staff to issue FASB Staff Position No. FIN 48-1, Definition of “Settlement” In FASB Interpretation No.  48 (“FSP FIN 48-1”). Under FSP FIN 48-1, a previously unrecognized tax benefit may be subsequently recognized if the tax position is effectively settled and other specified criteria are met. We are evaluating the effect of adopting FSP FIN 48-1 on our Consolidated Financial Statements as part of our evaluation of the effect of adopting FIN 48.

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

Consolidated Supervised Entity. As of December 1, 2005, Holdings became regulated by the SEC as a CSE. Accordingly, Holdings is subject to group-wide supervision and examination by the SEC and, accordingly, we are subject to minimum capital requirements on a consolidated basis. This supervision imposes reporting (including reporting of a capital adequacy measurement generally consistent with the standards adopted by the Basel Committee on Banking Supervision) and notification requirements for the ultimate holding company. As of August 31, 2007, Holdings was in compliance with the CSE capital requirements and held allowable capital in excess of the minimum capital requirements on a consolidated basis.

As of December 1, 2005, LBI was approved by the SEC to calculate its net capital requirements using an alternative method for broker-dealers that are part of CSEs. The alternative method allows broker-dealers that are part of CSEs to apply internal risk models to calculate net capital charges for market and derivative-related credit risk. Under this rule, LBI is required to hold tentative net capital in excess of $1 billion and net capital in excess of $500 million. As of August 31, 2007, LBI had tentative net capital in excess of $6.1 billion, and had net capital of $3.1 billion, which exceeded the minimum net capital requirement by $2.6 billion.

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

Bader v. Ainslie, et al.  (reported in the Form 10-K and our Forms 10-Q for the quarters ended February 28, 2007 and May 31, 2007):

On April 7, 2007, the New York District Court entered an order finally approving the settlement and dismissing the case.

Actions Regarding Enron Corporation (reported in the Form 10-K and our Form 10-Q for the quarter ended February 28, 2007):

Other Actions. On July 27, 2007, the United States Bankruptcy Court for the Southern District of New York approved a settlement between the Firm (as well as certain of its co-defendants) and Enron.

First Alliance Mortgage Company Matters (reported in the Form 10-K and our Form 10-Q for the quarter ended February 28, 2007)

The parties to the class action have entered into a settlement agreement, which will be presented to the California District Court for preliminary and then final approval.

IPO Fee Litigation (reported in the Form 10-K):

In re Issuer Plaintiff Initial Public Offering Fee Autitrust Litigation. On September 11, 2007, the Second Circuit Court of Appeals reversed the New York District Court’s denial of class certification.  It remanded the case to the New York District Court for further proceedings to determine if the case may proceed as a class action.

Short Sales Related Litigation (reported in the Form 10-K):

Avenius, et al. v. Banc of America Securities LLC, et al.  On September 14, 2007, plaintiffs filed an amended complaint to, among other things, assert claims for conversion and trespass to chattels, in addition to the causes of action brought under California Corporations Code Sections 25400, et seq., and California Business and Professions Code Sections 17200, et seq., and 17500, et seq. Like the Overstock action described below, the action alleges that the broker-dealer defendants participated in an illegal stock market manipulation scheme that involved accepting orders for purchases, sales and short sales with no intention of covering such orders with respect to the shares of NovaStar Financial, Inc.

Overstock.com, Inc., et al. v. Morgan Stanley & Co., Inc., et al.  On September 14, 2007, LBI was named as a defendant in an amended complaint filed by Overstock.com, Inc. (“Overstock”) and seven of its shareholders against 11 broker-dealers and other unnamed defendants in the Superior Court of California for San Francisco County. The action alleges that the broker-dealers participated in an illegal stock market manipulation scheme that involved

LEHMAN BROTHERS HOLDINGS INC.

PART II—OTHER INFORMATION

accepting orders for purchases, sales and short sales of Overstock stock with no intention of covering such orders with borrowed stock or stock issued by Overstock. Plaintiffs claim that this scheme caused distortions with regard to the nature and amount of active trading in Overstock stock, thereby causing its share price to decline. The complaints assert causes of action for conversion and trespass to chattels and under California Corporations Code Sections 25400, et seq., and California Business and Professions Code Sections 17200, et seq., and 17500, et seq. The actions seek unspecified damages.

Wright et al. v. Lehman Brothers Holdings Inc. et al. (reported in the Form 10-K and our Form 10-Q for the quarter ended February 28, 2007):

The plaintiffs in the action brought by Carlton Energy et al. in Texas (the “Texas Plaintiffs”), who consolidated their claims with those of plaintiff A. Vernon Wright et al. (the “California Plaintiffs”) in Los Angeles Superior Court, have settled their claims pursuant to a confidential settlement agreement.  The Texas Plaintiffs will file a stipulation of voluntary dismissal in the Texas Court dismissing the Texas proceeding with prejudice.

LEHMAN BROTHERS HOLDINGS INC.

PART II—OTHER INFORMATION

ITEM 1A. Risk Factors

There are no material changes from the risk factors set forth in Part I, Item 1A, in the Form 10-K.

LEHMAN BROTHERS HOLDINGS INC.

PART II — OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information with respect to purchases made by or on behalf of Holdings or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the quarter ended August 31, 2007.

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1 (June 1 – June 30, 2007):
Common stock repurchases(1)	1,342,900		1,342,900
Employee transactions(1)	635,615		635,615
Total	1,978,515	$77.03	1,978,515	69,845,207
Month #2 (July 1 – July 31, 2007):
Common stock repurchases(1)	3,366,300		3,366,300
Employee transactions(1)	109,032		109,032
Total	3,475,332	$71.59	3,475,332	66,369,875
Month #3 (August 1 – August 31, 2007):
Common stock repurchases(1)	3,790,800		3,790,800
Employee transactions(1)	329,106		329,106
Total	4,119,906	$57.33	4,119,906	62,249,969
Total (June 1 – August 31, 2007):
Common stock repurchases(1)	8,500,000		8,500,000
Employee transactions(1)	1,073,753		1,073,753
Total	9,573,753	$66.58	9,573,753	62,249,969

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

On June 26, 2007, we issued 326,486 shares of our common stock (the “Shares”) in connection with our acquisition of Eagle Energy Partners I, L.P. (“Eagle”), a Texas-based energy marketing and services company that manages and optimizes supply, transportation, transmission, load and storage portfolios on behalf of wholesale natural gas and power clients. The Shares were issued to the former holders of partnership interests in Eagle in accordance with Rule 506 of Regulation D under the Securities Act of 1933, as amended, as partial consideration for 100% of the outstanding equity interest in Eagle. The exemption from registration was based on, among other things, the number

LEHMAN BROTHERS HOLDINGS INC.

PART II — OTHER INFORMATION

of former holders of Eagle partnership interests who received shares of our common stock and on the representations such persons made to us in representation letters delivered in accordance with the purchase agreement for the acquisition. The Shares were valued at approximately $25.4 million, based on the average closing prices per share of our common stock on the New York Stock Exchange in the ten trading days ending on the third trading day prior to the closing of the transaction.

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

3.04	By-Laws of the Registrant, amended as of December 21, 2006 (incorporated by reference to Exhibit 3.01 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 27, 2006)

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

LEHMAN BROTHERS HOLDINGS INC. (Registrant)

Date: October 10, 2007	By:	/s/ Christopher M. O’Meara
Chief Financial Officer, Controller and Executive Vice President (principal financial and accounting officer)

LEHMAN BROTHERS HOLDINGS INC.

EXHIBIT INDEX

Exhibit No.	Exhibit

12.01*	Computation of Ratios of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends

15.01*	Letter of Ernst & Young LLP regarding Unaudited Interim Financial Information

31.01*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a)

31.02*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a)

32.01*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Enacted by Section 906 of the Sarbanes-Oxley Act of 2002

32.02*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Enacted by Section 906 of the Sarbanes-Oxley Act of 2002

*              Included in this booklet.