Form 10-K
period 2007-11-30
LEHMAN BROTHERS HOLDINGS INC
filed 2008-01-29
CIK 806085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended November 30, 2007

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 1-9466

Lehman Brothers Holdings Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	13-3216325
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

745 Seventh Avenue New York, New York	10019
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 526-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.10 par value	New York Stock Exchange
Depositary Shares representing 5.94% Cumulative Preferred Stock, Series C	New York Stock Exchange
Depositary Shares representing 5.67% Cumulative Preferred Stock, Series D	New York Stock Exchange
Depositary Shares representing 6.50% Cumulative Preferred Stock, Series F	New York Stock Exchange
Depositary Shares representing Floating Rate Cumulative Preferred Stock, Series G	New York Stock Exchange
5.857% Mandatory Capital Advantaged Preferred Securities of Subsidiary Trust (and Registrant’s guarantee thereof)	New York Stock Exchange
Floating Rate Mandatory Capital Advantaged Preferred Securities of Subsidiary Trust (and Registrant’s guarantee thereof)	New York Stock Exchange
6.375% Trust Preferred Securities, Series K, of Subsidiary Trust (and Registrant’s guarantee thereof)	New York Stock Exchange
6.375% Trust Preferred Securities, Series L, of Subsidiary Trust (and Registrant’s guarantee thereof)	New York Stock Exchange
6.00% Trust Preferred Securities, Series M, of Subsidiary Trust (and Registrant’s guarantee thereof)	New York Stock Exchange
6.24% Trust Preferred Securities, Series N, of Subsidiary Trust (and Registrant’s guarantee thereof)	New York Stock Exchange
2.00% Medium Term Notes, Series H, Due March 3, 2009 Performance Linked to the Common Stock of Morgan Stanley (MS)	American Stock Exchange
0.25% Medium Term Notes, Series I, Due February 16, 2012 Performance Linked to a Basket of Two Stocks	American Stock Exchange
0.00% Medium Term Notes, Series I, Due May 15, 2010 Performance Linked to the Common Stock of General Electric Company (GE)	American Stock Exchange
Absolute Buffer Notes Due July 29, 2008, Linked to the Dow Jones EURO STOXX 50® Index (SX5E)	American Stock Exchange
Absolute Buffer Notes Due July 7, 2008, Linked to the Dow Jones EURO STOXX 50® Index (SX5E)	American Stock Exchange
Currency Basket Warrants Expiring February 13, 2008	American Stock Exchange
Dow Jones Global Titans 50 Index SM SUNS® Stock Upside Note Securities Due February 9, 2010	American Stock Exchange
Dow Jones Industrial Average SUNS® Stock Upside Note Securities Due April 29, 2010	American Stock Exchange
Index-Plus Notes Due December 23, 2009, Performance Linked to the Russell 2000® INDEX (RTY)	American Stock Exchange
Index-Plus Notes Due March 3, 2010, Linked to the S&P 500® Index (SPX)	American Stock Exchange
Index-Plus Notes Due November 15, 2009, Linked to the Dow Jones STOXX 50® Index (SX5P)	American Stock Exchange
Index-Plus Notes Due September 28, 2009, Performance Linked to S&P 500® Index (SPX)	American Stock Exchange
Japanese Yen Linked Warrants Expiring June 20, 2008	American Stock Exchange
Nasdaq-100® Index RANGERSSM Rebound Risk AdjustiNG Equity Range Securities Notes Due June 7, 2008	American Stock Exchange
Nikkei 225SM Index SUNS® Stock Upside Note Securities Due June 10, 2010	American Stock Exchange
S&P 500® Index Callable SUNS® Stock Upside Note Securities Due November 6, 2009	American Stock Exchange
S&P 500® Index SUNS® Stock Upside Note Securities Due August 5, 2008	American Stock Exchange

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

The aggregate market value of the voting and nonvoting common equity held by non-affiliates of the Registrant at May 31, 2007 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $37,489,482,000. As of that date, 510,895,095 shares of the Registrant’s common stock, $0.10 par value per share, were held by non-affiliates. For purposes of this information, the outstanding shares of common stock that were and that may be deemed to have been beneficially owned by directors and executive officers of the Registrant were deemed to be shares of common stock held by affiliates at that date.

As of December 31, 2007, 530,588,207 shares of the Registrant’s common stock, $.10 par value per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of Lehman Brothers Holdings Inc.’s Definitive Proxy Statement for its 2008 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated in Part III.

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
1271 Avenue of the Americas
42nd Floor
New York, New York 10019, U.S.A.
1-212-526-0858

In order to view and print the documents referred to above (which are in the .PDF format) on Holdings’ internet site, you will need to have installed on your computer the Adobe® Acrobat® Reader® software. If you do not have Adobe Acrobat, a link to Adobe Systems Incorporated’s internet site, from which you can download the software, is provided.

“ECAPS”, “LehmanLive”, “RANGERS” and “SUNS” are registered trademarks or service marks of Lehman Brothers Holdings Inc. in the United States and/or other countries. All other marks are the property of their respective owners.

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

Lehman Brothers

Lehman Brothers, an innovator in global finance, serves the financial needs of corporations, governments and municipalities, institutional clients and high-net-worth individuals worldwide. We provide a full array of services in equity and fixed income sales, trading and research, investment banking, asset management, private investment management and private equity. Our worldwide headquarters in New York and regional headquarters in London and Tokyo are complemented by a network of offices in North America, Europe, the Middle East, Latin America and the Asia Pacific region. The Firm, through predecessor entities, was founded in 1850.

Through our subsidiaries, we are a global market-maker in all major equity and fixed income products. To facilitate our market-making activities, we are a member of all principal securities and commodities exchanges in the United States, as well as FINRA (the Financial Industry Regulatory Authority, formed in 2007 by the consolidation of NASD, Inc. and the member regulation, enforcement and arbitration functions of the New York Stock Exchange, Inc. (“NYSE”)), and we hold memberships or associate memberships on several principal international securities and commodities exchanges, including the London, Tokyo, Hong Kong, Frankfurt, Paris, Milan, Singapore and Australian stock exchanges.

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

We operate in three business segments (each of which is described below): Capital Markets, Investment Banking and Investment Management. Financial information concerning the Company for the fiscal years ended November 30, 2007,

LEHMAN BROTHERS HOLDINGS INC.

2006 and 2005, including the amount of net revenues contributed by each segment in such periods, is set forth in the Consolidated Financial Statements and Notes thereto in Part II, Item 8, of this Report. Information with respect to our operations by business segment and net revenues by geographic area is set forth under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Segments” and “—Geographic Revenues” in Part II, Item 7, of this Report, and in Note 2 to the Consolidated Financial Statements in Part II, Item 8, of this Report.

Capital Markets

Capital Markets primarily represents institutional client-flow activities, including secondary trading, financing, mortgage origination and securitization, prime brokerage and research activities in fixed income and equity products. These products include a wide range of cash, derivative, secured financing and structured instruments and investments. We are a leading global market-maker in numerous equity and fixed income products, including U.S., European and Asian equities, government and agency securities, money market products, corporate high-grade, high-yield and emerging market securities, mortgage- and asset-backed securities, preferred stock, municipal securities, commodities and energy products, bank loans, foreign exchange, financing and derivative products. We are one of the largest investment banks in terms of U.S. and pan-European listed equities trading volume and maintain a major presence in over-the-counter U.S. stocks, major Asian large capitalization stocks, warrants, convertible debentures and preferred issues. In addition, the secured financing business manages our equity and fixed income matched book activities, supplies secured financing to institutional clients and provides secured funding for our inventory of equity and fixed income products.

We facilitate client transactions by serving as an agent, market-maker and/or intermediary in the global marketplace, including making available securities and other financial instruments and products to clients to adjust their portfolios and risks across different market cycles, enabling clients to sell large positions of securities through block trades and originating loans for distribution to clients through securitizations and/or syndications.

The Capital Markets segment also includes principal investing and proprietary trading activities including investments in real estate, private equity and other long-term investments.

Lehman Brothers combines the skills from the sales, trading and research areas of our Equities and Fixed Income Capital Markets businesses to serve the financial needs of our clients. This integrated approach enables us to structure and execute global transactions for clients and to provide worldwide liquidity in marketable securities.

Equities Capital Markets. The Equities Capital Markets business is responsible for our equities and equity-related operations and products worldwide. These products include listed and over-the-counter securities, American Depositary Receipts and convertibles, as well as equity options, futures, warrants and other derivatives. We make markets in equity and equity-related securities as well as take positions for our own account. We participate in global equity markets through our worldwide presence and membership in major stock and option exchanges. During 2007, we acquired the institutional equities business, including the institutional research group, of Brics Securities Limited, a brokerage firm in India. Equities Capital Markets is composed of Liquid Markets, Leveraged Businesses and Private Equity.

Liquid Markets. Liquid Markets consists of our Cash Trading, Flow Derivatives and Program Trading businesses, which also includes connectivity services. Cash trades are executed for clients in both conventional (calls to a sales person) or electronic fashion through external systems as well as our own execution management platform. These trades can be executed manually or via algorithmic trading strategies based on client needs. Our Flow Derivatives business facilitates client orders in listed options markets and vanilla over-the-counter options and derivatives. Program Trading specializes in execution of trades on baskets of stocks, which can be executed on an agency or principal basis. We deliver global electronic connectivity services to our clients, offering seamless electronic access to our trading desks and sources of liquidity around the world.

Leveraged Businesses. Leveraged Businesses include Structured Derivatives and Convertibles. Our Structured Derivatives business offers customized equity derivative products across a wide spectrum of equity-related assets globally, leveraging sales, trading and research into a global solution for the customer. We have experienced significant growth in a number of products, including Exchange Traded Funds (ETFs), options and warrants, spread-trading, agency/risk baskets, index rebalancing and other structured products. We are a leading participant in the development and trading of new equity derivative instruments. Our product development capabilities enable investors to take risk positions tailored to their specific needs or undertake sophisticated hedging and monetization strategies. The Convertibles business trades and makes markets in conventional and structured convertible securities.

Private Equity. The Equities Capital Markets segment also includes realized and unrealized gains and losses related to private equity principal investments. See “Investment Management—Asset Management—Private Equity” below.

LEHMAN BROTHERS HOLDINGS INC.

Specialist Business. In December 2007, we acquired certain assets related to Van der Moolen Specialists, including its NYSE portfolio of listed company specialist’s assignments and certain technology. As a result, Lehman Brothers Market Makers, a division of Lehman Brothers Inc., our U.S. registered broker dealer, acts as specialist for approximately 400 NYSE-listed issues and is the fourth-largest specialist firm on the NYSE.

Fixed Income Capital Markets. Lehman Brothers actively participates in key fixed income markets worldwide and maintains a 24-hour trading presence in global fixed income securities. We are a market-maker and participant in the new issue and secondary markets for, and take positions for our own account in, a broad variety of fixed income securities. During 2007, we acquired Grange Securities Limited, a full service Australian broker-dealer specializing in fixed income products. Fixed Income businesses include the following:

Government and Agency Obligations. Lehman Brothers is one of the leading primary dealers in U.S. government securities, participating in the underwriting of and market-making in U.S. Treasury bills, notes and bonds, and securities of federal agencies. We are also a market-maker in the government securities of all G-7 countries, and participate in other major European and Asian government bond markets.

Corporate Debt Securities and Loans. We make markets in fixed and floating rate investment grade debt worldwide. We are also a major participant in preferred stock and hybrid capital securities, including long-term and perpetual preferred stock and preferred securities, and auction rate securities.

Global Family of Indices. Lehman Brothers’ Global Family of Indices provides comprehensive performance and risk measurements for the major bond markets. The Index Group produces some of the most widely followed benchmarks in the global debt markets.

High Yield Securities and Leveraged Bank Loans. We also make markets in non-investment grade debt securities. Through our high grade and high yield sales, trading and underwriting activities, we make commitments to extend credit in loan syndication transactions. We also provide contingent commitments to high-grade and high-yield counterparties related to acquisition financings.

Money Market Products. We hold leading market positions in the origination and distribution of medium-term notes and commercial paper. We are a dealer or agent for numerous active commercial paper and medium-term note programs on behalf of companies and government agencies worldwide.

Mortgage and Loan Origination and Mortgage- and Asset-Backed Securities. Lehman Brothers Bank, FSB (“LB Bank”), offers traditional and online mortgage banking services to individuals and institutions. Lehman Brothers Bankhaus AG (“Bankhaus”), a German bank, offers lending and real estate financing to corporate and institutional borrowers worldwide. We originate commercial and residential mortgage loans through LB Bank, Bankhaus and other subsidiaries in the U.S., Europe and Asia. We are a leading underwriter of and market-maker in residential and commercial mortgage- and asset-backed securities and are active in all areas of secured lending, structured finance and securitized products. We underwrite and make markets in the full range of U.S. agency-backed mortgage products, mortgage-backed securities, asset-backed securities and whole loan products. We are also a leader in the global market for residential and commercial mortgages (including multi-family financing) and leases and have an established private student loan origination platform. During the third and fourth quarters of 2007, we restructured our global residential mortgage origination business, including rescaling operations in the U.S. and U.K. due to market conditions and product revisions and closing BNC Mortgage LLC, our U.S. subprime origination platform, as well as our Korean mortgage business. In addition, in January 2008, we suspended our wholesale and correspondent lending activities at our Aurora Loan Services subsidiary (“Aurora”). We will continue to originate loans through Aurora’s direct lending channel and will maintain Aurora’s servicing business. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Acquisitions, Business Dispositions and Strategic Investments—Business Dispositions,” in Part II, Item 7, of this Report.

Lehman Brothers Commercial Bank (“LB Commercial Bank”), a Utah-chartered industrial loan company, issues certificates of deposit to institutions and conducts certain lending activities. During 2007, we acquired Capital Crossing Bank, a state-chartered, FDIC-insured commercial bank that originates small business loans.

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

LEHMAN BROTHERS HOLDINGS INC.

Fixed Income Derivatives. We offer a broad range of interest rate- and credit-based derivative products and related services. Derivatives’ professionals are integrated into all of our Fixed Income areas in response to the worldwide convergence of the cash and derivative markets.

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

Insurance. We continue to build out our ability to provide financing, securitization and capital markets execution services for clients with insurance-related portfolios. During 2007, we acquired Congress Life Insurance Company, a life insurance company with licenses in 43 U.S. states, and a minority interest in Wilton Re Holdings Limited, a U.S. re-insurer that focuses on the reinsurance of mortality risk on life insurance policies.

Commodities. In 2005, Lehman Brothers established an energy trading business with global capability in power, natural gas and oil. The business includes futures, swaps, options and other structured products, as well as physical trading. We deliver energy and commodity risk solutions to customers around the globe, complementing the Firm’s investment banking franchise in power and natural resources, as well as its global sales and distribution platform and capabilities in global trading, derivatives, research, finance and risk management. We are active in the markets for crude oil and refined products, electricity, natural gas, coal, emissions and precious and base metals, trading all major financial commodity products, including futures, swaps, options and structured products. We offer innovative commodity index solutions for investors seeking alternative ways to gain exposure to this asset class.

During 2007, we acquired Eagle Energy Partners I, L.P., a Texas-based energy marketing and services company that manages and optimizes supply, transportation, transmission, load and storage portfolios on behalf of wholesale natural gas and power clients. We also acquired a 56.5% controlling interest in SkyPower Corp., a Toronto-based early stage wind and solar power generation development company.

Global Principal Strategies and Global Trading Strategies. Global Principal Strategies is a proprietary trading business that employs multiple strategies across global markets, including capital and credit arbitrage and aviation finance and private equity investment opportunities. Global Trading Strategies is a global proprietary multi-strategy value-oriented business whose investment strategies include merger arbitrage, distressed debt, special situations and private equity.

Capital Markets Prime Services. The Capital Markets Prime Services group services clients in both Fixed Income and Equities Capital Markets and includes our Secured Financing, Prime Broker, Futures and Clearing and Execution businesses.

The Secured Financing business within Capital Markets engages in three primary functions: managing our equity and fixed income matched book activities, supplying secured financing to institutional clients and obtaining secured funding for our inventory of equity and fixed income products. Matched book funding involves borrowing and lending cash on a short-term basis to institutional clients and counterparties collateralized by marketable securities, typically government or government agency securities. We enter into these agreements in various currencies and seek to generate profits from the difference between interest earned and interest paid. Secured Financing works with our institutional sales force to identify clients that have cash to invest and/or securities to pledge to meet our financing and investment objectives and those of our clients. Secured Financing also coordinates with our Treasury group to provide collateralized financing for a large portion of our securities and other financial instruments owned. In addition to our activities on behalf of our U.S. clients, we are a major participant in the European and Asian repurchase agreement markets, providing secured financing for our clients in those regions. Secured Financing provides margin loans in all markets for client purchases of securities, as well as securities lending and short-selling facilitation.

The Prime Broker business engages in full operations, clearing and processing services for its hedge fund and other clients. Along with Secured Financing, it offers a full suite of prime brokerage products and services, including margin financing and yield enhancement through synthetic and traditional products, global securities lending (including eBorrow, our online securities lending tool), full-service global execution platforms and research teams, customized risk management solutions, introduction of clients to suitable institutional investors, portfolio accounting and reporting solutions and personalized client service.

Our Futures business executes and clears futures transactions for clients on an agency basis. The Clearing and Execution business provides these services to broker-dealers and other clients that do not have the capacity themselves.

LEHMAN BROTHERS HOLDINGS INC.

Capital Markets Global Distribution. Our institutional sales organizations encompass distinct global sales forces that have been integrated into the Capital Markets businesses to provide investors with the full array of products offered by Lehman Brothers.

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

Research. Research at Lehman Brothers encompasses the full range of research disciplines, including fundamental, quantitative, economic, strategic, credit, relative value and market-specific analysis. To ensure in-depth expertise within various markets, Equity Research has established regional teams on a worldwide basis that are staffed with industry and strategy specialists. Fixed Income Research provides expertise in U.S., European and Asian government and agency securities, derivatives, sovereign issues, corporate securities, high yield, asset- and mortgage-backed securities, indices, emerging market debt and municipal securities.

Investment Banking

Investment Banking provides advice to corporate, institutional and government clients throughout the world on mergers, acquisitions and other financial matters. Investment Banking also raises capital for clients by underwriting public and private offerings of debt and equity instruments. Our Investment Banking professionals are responsible for developing and maintaining relationships with these clients to gain a thorough understanding of their specific needs and for bringing together the full resources of Lehman Brothers to accomplish their financial and strategic objectives.

Investment Banking is comprised of Corporate Finance, Mergers & Acquisitions (“M&A”) and Global Finance units that serve our corporate, institutional and government clients. The Corporate Finance unit is organized into global industry groups—Communications, Consumer/Retail, Financial Institutions, Financial Sponsors, Healthcare, Industrial, Media, Middle Markets, Natural Resources, Power, Real Estate and Technology—that include bankers who deliver industry knowledge and expertise to meet clients’ objectives. M&A is comprised of Advisory and Restructuring groups. Global Finance serves our clients’ capital-raising needs through specialized product groups in Equity Capital Markets, Debt Capital Markets, Leveraged Finance, Private Capital Markets and Risk Solutions. Bankers in these specialized product groups partner with industry coverage bankers in the global industry groups to provide comprehensive financial solutions for clients.

Lehman Brothers maintains investment banking offices in North America, Europe, the Middle East, Latin America and the Asia Pacific region.

The high degree of integration among our industry, product and geographic groups has allowed us to become a leading source of “one-stop”  financial solutions for our global clients.

M&A Advisory. Lehman Brothers’ global M&A Advisory group delivers strategic advisory services to companies worldwide. Our capabilities cover the entire spectrum of strategic alternatives available to clients, including acquisitions, divestitures, restructurings, leveraged buyouts, takeover defenses, special committee assignments and exclusive sales. Lehman Brothers’ global team of M&A professionals works in partnership with industry coverage bankers, to provide strategic insight, tactical advice and execution capabilities in approaching clients’ most challenging issues.

Restructuring. Our Restructuring group provides full-service restructuring expertise on a global basis, including financing capabilities and traditional restructuring advice. The group provides advisory services to distressed companies, their creditors and potential purchasers, including providing out-of-court options for companies seeking to avoid bankruptcy, helping companies and creditors move efficiently through the bankruptcy process and advising strategic and financial buyers on the unique challenges of buying distressed and bankrupt companies. The Restructuring group has significant cross-border transaction expertise.

Equity Capital Markets. Lehman Brothers is a leading underwriter in the global equity capital markets. Our capabilities include initial public offerings, follow-on offerings, monetizations, preferred stock, convertible securities, equity-linked securities, equity derivatives and share repurchases. We have a global team of equity product specialists who work closely with industry coverage bankers globally to develop solutions that meet our clients’ needs.

Debt Capital Markets. Lehman Brothers is also a leading underwriter in the global fixed income markets. The Firm takes a comprehensive approach, working closely with clients to develop and implement tailored solutions to specific

LEHMAN BROTHERS HOLDINGS INC.

issues and problems. Our capabilities span the spectrum of fixed income products, including high grade and high yield debt, commercial paper, hybrid capital, government and agency securities, mortgage- and asset-backed securities and collateralized debt obligations, together with risk management and structured finance solutions. Our debt product specialists work closely with industry coverage bankers globally to originate, structure and market fixed income securities to investors.

Leveraged Finance. Our global Leveraged Finance group provides comprehensive financing solutions for below-investment grade clients across many industries through our leveraged loan, high yield bond, bridge financing and mezzanine debt products. Lehman Brothers provides “one-stop” leveraged financing solutions for corporate and financial acquirers and high yield issuers, including multi-tranche, multi-product acquisition financing. We have a leading leveraged loan and bond franchise.

Private Capital Markets. We have a dedicated Private Capital Markets group focused on raising capital in the private equity and debt markets. The Firm’s Private Capital Markets professionals work closely with our industry coverage bankers to assist clients in establishing optimal capital structures. Clients range from pre-initial public offering companies to well-established corporations that span many industries. The Private Capital Markets group has experience in identifying sources, establishing structures and placing common stock, convertible preferred stock, preferred stock, subordinated and/or mezzanine debt and senior debt, as well as utilizing a variety of financing techniques, including private investments in public equity (PIPEs), securitizations, project financings and sale-leasebacks.

Risk Solutions Group. Our Risk Solutions group works with clients to identify and manage their interest rate, inflation, commodities and currency and commodity risks, among other risks. The group’s solutions typically draw upon a range of swap and derivative products.

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

During 2007, we acquired H.A. Schupf, a high net worth boutique asset manager with approximately $2.3 billion in assets under management; LightPoint Capital Management LLC, a leveraged loan investment manager based in Chicago, Illinois, with approximately $3.2 billion in assets under management; Dartmouth Capital, a U.K.-based investment advisory firm with approximately $340 million in assets under advisory; and MNG Securities, an equity securities brokerage firm in Turkey. We also purchased an initial 20% interest and a subsequent 5% interest in both Spinnaker Asset Management Limited and Spinnaker Financial Services, part of Spinnaker Capital, an emerging markets investment management firm, and a 20% interest in the D.E. Shaw group, a global investment management firm.

Asset Management. Asset Management provides proprietary asset management products across traditional and alternative asset classes, through a variety of distribution channels, to individuals and institutions. It includes both the Neuberger Berman and Lehman Brothers Asset Management brands as well as our Private Equity business.

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

The Neuberger Berman family of funds spans asset classes, investment styles and capitalization ranges. Its open-end mutual funds are available directly to investors or through distributors, and its closed-end funds trade on major stock exchanges. Neuberger Berman is also a leading sub-advisor of funds for institutional clients, including insurance companies, banks and other financial services firms. We serve as the investment advisor or sub-advisor for numerous defined contribution plans, and for insurance companies offering variable annuity and variable life insurance products, and we provide portfolio management through both mutual fund and separate account wrap programs.

LEHMAN BROTHERS HOLDINGS INC.

Lehman Brothers Asset Management. Lehman Brothers Asset Management specializes in investment strategies for institutional and qualified individual investors. While our strategies are numerous and diverse, our managers share a dedication to investment discipline that includes quantitative screening, fundamental analysis and risk management.

Lehman Brothers Institutional Asset Management provides a full range of asset management products for pensions, foundations, endowments and other institutions. It offers strategies across the risk/return spectrum, in cash, fixed income, equity and hybrid asset classes. Our money market funds include cash, prime and government funds, as well as customized short-duration fixed income strategies and enhanced cash capabilities. Our longer-maturity fixed income products are available across a continuum of strategies, from indexed to actively managed portfolios, with varying levels of risk parameters geared toward our clients’ particular requirements. Our equities strategies are based on fundamental research and quantitative analysis, with risk management incorporated throughout the investment process, using quantitative tools and adherence to sell-disciplines.

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

Private Equity. Private Equity provides opportunities in privately negotiated transactions across a variety of asset classes for institutional and high-net-worth individual investors. Our investment partnerships manage a number of private equity portfolios, with the Company’s capital invested alongside that of our clients. Lehman Brothers creates funds, and through our Capital Markets business segment invests in asset classes in which we have strong capabilities, proprietary deal flow and an excellent reputation. Areas of specialty include Merchant Banking, Venture Capital, Real Estate, Credit-Related Investments, Infrastructure Investments and Private Fund Investments. We generally co-invest on a principal basis through our Capital Markets business segment in the investments made by the funds. The Private Fund Marketing Group focuses on raising capital for a limited number of high-quality private equity sponsors, providing them access to a well-diversified institutional global limited partner base.

Private Investment Management. Private Investment Management provides traditional brokerage services and comprehensive investment, wealth advisory, trust and capital markets execution services to both high-net-worth individuals and small and medium size institutional clients, leveraging all the resources of Lehman Brothers.

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

Technology

Our businesses and operations rely on the secure processing, storage and transmission of confidential and other information, and on the utilization of the internet. We have made substantial investments in our technology, and Lehman Brothers is committed to the continued development and use of technology throughout the Firm. Our technology initiatives are designed to enhance client service through increased connectivity and the provision of value-added, tailored products and services, improve our trading, execution and clearing capabilities, enhance risk management and increase our overall efficiency, productivity and control.

We have enhanced client service by providing clients with electronic access to our products and services through our LehmanLive® web site and other channels. In particular, we provide global electronic trading, analytics and information distribution capabilities covering many of our fixed income, currency, commodity, equity and other products around the world.

LEHMAN BROTHERS HOLDINGS INC.

Electronic commerce and technology have changed and will continue to change the ways that securities and other financial products are traded, distributed and settled. This creates both opportunities and challenges for our businesses. We remain committed to being at the forefront of technological innovation in the global capital markets. See Part I, Item 1A, “Risk Factors—Operational Risk,” for a discussion of technology risks to which we are exposed.

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

Risk Management

A description of our Risk Management infrastructure and procedures is contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management” in Part II, Item 7, of this Report. Information regarding our use of derivative financial instruments to hedge interest rate, currency, security and commodity price and other market risks is contained in Notes 1, 3, 4, 6, 8 and 9 to the Consolidated Financial Statements in Part II, Item 8, of this Report.

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

Currently, U.S. and other international regulators are considering adopting a “mutual recognition” regulatory scheme to lower the barriers for financial institutions and markets seeking to conduct business in other jurisdictions. The objective is to provide investors with greater access to foreign investment opportunities while preserving important investor protection safeguards. Under “mutual recognition,” non-U.S. financial intermediaries might be able to provide services to U.S. investors without registering in the U.S. so long as those intermediaries are supervised in an approved jurisdiction that offers comparable regulatory oversight and reciprocity to U.S. firms. U.S. regulators are also considering eliminating or loosening some of the restrictive requirements under Rule 15a-6, which sets forth a process by which a non-U.S. broker can access certain U.S. customers without full registration with the SEC. Both mutual recognition and Rule 15a-6 reform could prompt changes to the status of U.S. and non-U.S. entities through which the Firm conducts its business, how and by whom the Firm is regulated internationally, and how certain cross-border transactions are structured.

U.S. Regulation. Holdings and its subsidiaries are subject to group-wide supervision and examination by the SEC as a Consolidated Supervised Entity (“CSE”). See “Capital Requirements” below and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Accounting and Regulatory Developments—Basel II” in Part II, Item 7, of this Report.

Lehman Brothers Inc. (“LBI”), Neuberger Berman, LLC (“NB LLC”) and Neuberger Berman Management Inc. (“NBMI”) are registered with the SEC as broker-dealers; Lehman Brothers OTC Derivatives Inc. (“LB OTC”) is registered with the SEC as an OTC derivatives dealer; and LBI, NB LLC, NBMI, Lehman Brothers Asset Management LLC (“LBAM”), and certain other of our subsidiaries are registered with the SEC as investment advisers. As such, these entities are subject to regulation by the SEC and by self-regulatory organizations, principally FINRA (which has been designated by the SEC as

LEHMAN BROTHERS HOLDINGS INC.

LBI’s, NB LLC’s and NBMI’s primary regulator), national securities exchanges such as the NYSE and the Municipal Securities Rulemaking Board, among others. Securities firms are also subject to regulation by state securities administrators in those states in which they conduct business. Various subsidiaries are registered as broker-dealers in all 50 states, the District of Columbia and the Commonwealth of Puerto Rico.

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

LBI and NB LLC are also registered with the Commodity Futures Trading Commission (the “CFTC”) as futures commission merchants, and NB LLC, LBAM and other subsidiaries are registered as commodity pool operators and/or commodity trading advisers. These entities are subject to regulation by the CFTC and various domestic boards of trade and other commodity exchanges. Our U.S. commodity futures and options business is also regulated by the National Futures Association, a not-for-profit membership corporation that has been designated as a registered futures association by the CFTC.

LB Bank, a federally chartered savings bank incorporated under the laws of the United States of America, is regulated by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation (“FDIC”). LB Commercial Bank is subject to regulation by the FDIC and the Utah Commissioner of Financial Institutions. Lehman Brothers Trust Company N.A., which holds a national bank charter, is regulated by the Office of the Comptroller of the Currency of the United States. Lehman Brothers Trust Company of Delaware, a non-depository limited purpose Delaware trust company, is subject to oversight by the State Bank Commissioner of the State of Delaware. These bodies regulate such matters as policies and procedures on conflicts of interest, account administration and overall governance and supervisory procedures.

Lehman Brothers Commodity Services Inc. (“LBCS”) is authorized by the Federal Energy Regulatory Commission (“FERC”) to sell wholesale physical power at market-based rates. As a FERC-authorized power marketer, LBCS is subject to regulation under the Federal Power Act and FERC regulations.

Our U.S. insurance subsidiaries are subject to state insurance regulation in the states in which they are domiciled and in the other states in which they are licensed.

Non-U.S. Regulation. We do business in the international fixed income and equity markets and undertake international investment banking and investment management activities, principally through our regional headquarters in London and Tokyo. Lehman Brothers International (Europe) (“LB Europe”) is an authorized investment firm in the United Kingdom and is a member of the London, Frankfurt, Paris and Milan exchanges, among others. The U.K. Financial Services and Markets Act 2000 (the “FSMA”) and rules promulgated thereunder govern all aspects of the United Kingdom investment business, including regulatory capital, sales, research and trading practices, use and safekeeping of client funds and securities, record keeping, margin practices and procedures, approval standards for individuals, periodic reporting and settlement procedures. Pursuant to the FSMA, certain of our subsidiaries are subject to regulations promulgated and administered by the U.K.’s Financial Services Authority (“FSA”).

The investment services that are subject to oversight by the FSA and other European regulators are regulated in accordance with European Union (“EU”) directives requiring, among other things, customer protection requirements and conduct of business rules. These standards, requirements and rules are similarly implemented, under the same directives, throughout the EU and are broadly comparable in scope and purpose to the customer protection requirements imposed under the SEC and CFTC rules. Some EU directives also permit local regulation in each jurisdiction, including those in which we operate, to be more restrictive than the requirements of such directives.

The EU Markets in Financial Instruments Directive (“MiFID”), a major piece of legislation that updates and expands the current framework for regulating exchanges, multilateral trading facilities and investment firms on a pan-European basis, was implemented in the U.K. and most other EU member states on November 1, 2007. MiFID facilitates cross-border

LEHMAN BROTHERS HOLDINGS INC.

business by investment firms by generally establishing the regulatory regime of the member state in which an investment firm has its registered or head office as controlling the investment business of that firm. Once a firm has been authorized by its home member state, it will be able to use the MiFID passport to provide services to customers in other EU member states, which will be regulated by the home member state (whereas previously a service was regulated by the EU member state in which the service was provided). MiFID imposes a new set of organizational and conduct of business requirements on investment firms. Ongoing efforts by EU member countries to adopt national laws and regulations under MiFID could subject the Firm to new regulatory requirements in 2008.

Various Lehman Brothers subsidiaries are regulated by the banking and regulatory authorities of the other European countries in which we operate, including the German Federal Supervisory Authority for the Financial Service Industry (BaFin), the Commission Bancaire and other agencies in France, the Banca d’Italia and the Commissione Nazionale per le Società e la Borsa (CONSOB) in Italy, the Commission de Surveillance du Secteur Financier in Luxembourg and the Swiss Federal Banking Commission, as well as by the European securities, derivatives and commodities exchanges of which they are members. The rules and requirements of these European regulators and exchanges are broadly comparable to the rules and the requirements of the U.S. regulators and exchanges.

Lehman Brothers Japan Inc. (“LB Japan”) is a registered securities company in Japan and a member of the Tokyo Stock Exchange Inc., the Osaka Securities Exchange Co., Ltd., the Jasdaq Securities Exchange Inc., the Tokyo Financial  Exchange Inc. and the Tokyo Commodity Exchange and, as such, is regulated by the Financial Services Agency, the Securities Exchange Surveillance Commission, the Japan Securities Dealers Association, the Financial Futures Association of Japan, the Tokyo Metropolitan Government and those exchanges.

Other Lehman Brothers subsidiaries in Asia are regulated by the Securities and Futures Commission in Hong Kong, the Monetary Authority of Singapore, the China Securities Regulatory Commission, the Korean Financial Supervisory Service, the Australian Securities and Investments Commission, the Securities and Exchange Board of India and the Reserve Bank of India, as well as by the Asian securities, derivatives and commodities exchanges of which they are members. The rules and requirements of these Asian regulators and exchanges are broadly comparable to the rules and the requirements of the U.S. regulators and exchanges.

In the Americas, LBI and certain other subsidiaries are regulated by the Ontario Securities Commission in Canada, and certain of our Bermuda-based insurance subsidiaries are regulated by the Bermuda Monetary Authority.

LBI, LB Europe, LB Japan and many of our other subsidiaries are also subject to regulation by securities, banking and finance regulatory authorities, securities, derivatives and commodities exchanges and other self-regulatory organizations in numerous other countries in which we do business.

Research. The research areas of investment banks have been and remain the subject of regulatory scrutiny. The SEC, NYSE and NASD (now FINRA) have adopted rules imposing restrictions on the interaction between equity research analysts and investment banking personnel at member securities firms. Various non—U.S. jurisdictions have imposed both substantive and disclosure-based requirements with respect to research, and continue to consider additional regulation. In addition, we are a party to a settlement with certain federal and state securities regulators and self-regulatory organizations that imposes restrictions on the interaction between research and investment banking departments and requires us to fund the provision of independent research to our clients.

Mortgage Lending. We originate, purchase and securitize commercial and residential mortgage loans through LB Bank, Bankhaus and other subsidiaries in the U.S., Europe and Asia, and we are subject to an extensive body of U.S. federal and state mortgage laws and regulations, as well as laws and regulations in other countries, including the U.K., the Netherlands, Japan and South Korea. In recent years, individual cities and counties in the U.S. have begun to enact laws that restrict non-prime loan origination activities. The U.S. federal government is also considering legislative and regulatory proposals in this regard. In 2006, U.S. federal bank regulators issued interagency guidance applicable to federally chartered lenders such as LB Bank covering certain residential mortgage loan products, and are considering further proposals that cover topics related to loan terms and underwriting standards, risk management practices and consumer protection issues. It remains unclear how all these initiatives will be interpreted, what effect it will have on our business and whether it will change the overall competitive landscape in the mortgage industry.

In addition, the SEC and banking regulators are examining the disruption in the subprime mortgage market that began in the summer of 2007. Their efforts have focused on a wide range of issues, including the origination and securitization of mortgages, the sale of collateralized debt obligations and other securities backed by those mortgages, and valuation and pricing of those securities internally and for customers. In addition to reviewing the sales of subprime-backed securities to customers, regulators have expressed interest in reviewing the proprietary positions taken by firms who have underwritten them, including broker-dealer exposure to subprime-backed securities, and capital treatment and

LEHMAN BROTHERS HOLDINGS INC.

financial reporting, including off-balance sheet vehicles with subprime mortgage exposure. As the regulatory efforts are in their early stages, it is unclear what, if any, action will be taken.

Hedge Fund Activities. In recent years, high-profile hedge fund failures and concerns about hedge fund transparency and systemic risk have brought increased regulatory attention to hedge funds as well as to their counterparties and other entities that service them. In addition to Lehman Brothers’ proprietary funds, the Firm provides services and is a counterparty to unaffiliated hedge funds and is subject to regulation concerning all of these activities. We also have investments in a number of hedge fund managers. Because most hedge funds are not directly regulated, financial regulators in the U.S. and abroad are increasingly focused on counterparty credit risk management practices of other financial institutions as the optimal way to control hedge fund leverage and limit systemic vulnerabilities.

The U.S. Congress has been examining the adequacy of the existing regulatory structure and is considering whether to introduce legislation to require hedge funds to register with the SEC. The President’s Working Group and central bankers abroad are working on a set of best practices for hedge funds. In addition to proposing new regulations extending anti-fraud protection to hedge fund investors and raising the eligibility threshold for investing in hedge funds, the SEC has created several “working groups” that focus specifically on hedge fund practices, including identifying and managing conflicts of interest, preventing and detecting insider trading, and valuation of hedge fund assets.

Protection of Client Information. Many aspects of our business are subject to increasingly comprehensive legal and regulatory requirements concerning the use, safeguarding and disposal of certain client information, including those adopted pursuant to the Gramm-Leach-Bliley Act of 1999, the Fair and Accurate Credit Transactions Act of 2003 and a number of state data protection laws in the U.S., the EU Data Protection and Telecommunications Privacy Directives and member state implementations, and various laws in Asia, including the Japanese Personal Information Protection Law and the Hong Kong Personal Data (Privacy) Ordinance. We monitor these matters closely and adopt policies and procedures designed to comply with such requirements.

Anti-Money Laundering. The USA PATRIOT Act of 2001 and various laws and regulations in the U.K, EU, Japan and other jurisdictions contain anti-money laundering and anti-terrorism requirements that mandate the implementation of various regulations applicable to financial services companies, including requirements for verifying client identity at account opening, conducting enhanced due diligence, monitoring client transactions and reporting suspicious activities, staff training and awareness, record keeping and making use of international findings. These laws and regulations seek to promote cooperation among financial institutions, regulators and law enforcement in identifying parties that may be involved in terrorism or money laundering. We have established policies, procedures and internal controls that are designed to comply with these laws and regulations.

Judicial, Regulatory and Arbitration Proceedings. We are involved in a number of judicial, regulatory and arbitration proceedings concerning matters arising in connection with the conduct of our business. See Part I, Item 3, “Legal Proceedings,” in this Report for information about certain pending proceedings.

Capital Requirements

LBI, LB OTC, NB LLC, NBMI, LB Europe, LB Japan, LB Bank, LB Commercial Bank, Bankhaus and other regulated subsidiaries of Holdings are subject to various capital adequacy requirements promulgated by the regulatory, banking and exchange authorities of the countries in which they operate. In addition, our “AAA” rated derivatives subsidiaries (Lehman Brothers Financial Products Inc. and Lehman Brothers Derivative Products Inc.) are subject to capital targets established by various ratings agencies. The regulatory rules referred to above, and certain covenants contained in various debt agreements, may restrict Holdings’ ability to withdraw capital from certain subsidiaries, which in turn could limit its ability to commit capital to other businesses, meet obligations or pay dividends to shareholders. Further information about these requirements and restrictions is contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity, Funding and Capital Resources” in Part II, Item 7, of this Report and in Note 15 to the Consolidated Financial Statements in Part II, Item 8, of this Report.

The SEC has granted us permission to operate under its CSE rule, a voluntary framework for comprehensive, group-wide risk management procedures and consolidated supervision of certain financial services holding companies. The rule allows LBI to use an alternative method, based on internal models, to calculate net capital charges for market and derivative-related credit risk. Under this rule, Lehman Brothers is subject to group-wide supervision and examination by the SEC and is subject to minimum capital requirements on a consolidated basis consistent with the Basel II Accord published by the Basel Committee on Banking Supervision. The CSE Rules are designed to minimize the duplicative regulatory requirements on U.S. securities firms resulting from the EU Directive (2002/87/EC) concerning the supplementary supervision of financial conglomerates active in the EU. This Directive permits non-EU financial groups that conduct business through regulated financial entities in the EU to demonstrate that they are subject to equivalent

LEHMAN BROTHERS HOLDINGS INC.

consolidated supervision at the ultimate holding company level; the FSA has determined that the SEC undertakes equivalent consolidated supervision for Lehman Brothers. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Accounting and Regulatory Developments—Basel II” in Part II, Item 7, of this Report for more information.

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

Deposits in LB Bank and LB Commercial Bank are insured by the FDIC, subject to applicable limits per depositor. Bankhaus participates in the German Depositors Protection Fund, which insures deposits from non-bank clients, with applicable limits per depositor.

Insurance

We maintain insurance coverage in types and amounts and with deductibles that management believes are customary for companies of similar size and engaged in similar businesses. However, the insurance market is volatile, and there can be no assurance that any particular coverage will be available in the future on terms acceptable to us.

Employees

As of November 30, 2007, Lehman Brothers employed approximately 28,600 persons. We consider our relationship with our employees to be good.

ITEM 1A. RISK FACTORS

You should carefully consider the following risks and all of the other information set forth in this Report, including the Consolidated Financial Statements and the Notes thereto. If any of the events or developments described below were actually to occur, our business, financial condition, results of operations or cash flows could be materially adversely affected.

Market Risk

As a global investment bank, risk is an inherent part of our business. Our businesses are materially affected by conditions in the financial markets and economic conditions generally around the world. A favorable business environment is generally characterized by, among other factors, high global gross domestic product growth, stable geopolitical conditions, transparent and efficient capital markets, liquid markets with active investors, low inflation, high business and consumer confidence and strong business earnings. Slowing growth, contraction of credit, increasing energy prices, declines in business or investor confidence or risk tolerance, increases in inflation, higher unemployment, outbreaks of hostilities or other geopolitical instability, corporate, political or other scandals that reduce investor confidence in capital markets and natural disasters, among other things, can affect the global financial markets. In addition, economic or political pressures in a country or region may cause local market disruptions and currency devaluations, which may also affect markets generally. In the event of changes in market conditions, such as interest or foreign exchange rates, equity, fixed income, commodity or real estate valuations, liquidity, availability of credit or volatility, our businesses could be adversely affected in many ways, including those described below. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Market Risk” for a further discussion of the market risks to which we are exposed.

LEHMAN BROTHERS HOLDINGS INC.

Our Client-Flow Revenues May Decline in Adverse Market Conditions. Recently, the residential real estate market in the U.S. has experienced a significant downturn due to declining real estate values, substantially reducing mortgage loan originations and securitizations, and precipitating more generalized credit market dislocations and a significant contraction in available liquidity globally, which negatively impacted our revenues. These factors have continued into the beginning of fiscal 2008 and, combined with rising oil prices, declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown and fears of a possible recession. Further declines in real estate values in the U.S. or elsewhere and continuing credit and liquidity concerns could further reduce our level of mortgage loan originations and securitizations and increase our mortgage inventory while adversely affecting its value. In addition, continued or further credit market dislocations or sustained market downturns may reduce client flow revenues and adversely affect the value of our inventory in other businesses.

Changes in interest rates, and in particular long-term rates, especially if such changes are rapid, may create a less favorable environment for certain of our businesses. Rising interest rates may cause a decline in our mortgage origination and securitization businesses in particular, as the volume of our origination and securitization activity may decline.

Our Investment Banking revenues, in the form of financial advisory and debt and equity underwriting fees, are directly related to the number and size of the transactions in which we participate and therefore were adversely affected in the latter half of 2007 by the mortgage and credit market dislocations, and may be further impacted by continued or further credit market dislocations or sustained market downturns.

Sustained market downturns or continued or further credit market dislocations and liquidity issues would also likely lead to a decline in the volume of capital market transactions that we execute for our clients and, therefore, to a decline in the revenues we receive from commissions and spreads earned from the trades we execute for our clients. In addition, because the fees that we charge for managing our clients’ portfolios are in many cases based on the value of those portfolios, a market downturn that reduces the value of our clients’ portfolios would reduce the revenues we receive from our asset management business. Heightened risk aversion among investors may cause them to shift their trading activity to higher quality and more liquid products, which are generally somewhat less profitable for us.

Even in the absence of a market downturn, below-market investment performance by our fund and portfolio managers could reduce Investment Management revenues and assets under management and result in reputational damage that might make it more difficult to attract new investors.

We May Incur Losses Due to Fluctuations in Market Rates, Prices and Volatility. Market risk is inherent in our client-driven market-making transactions and proprietary trading and principal investment activities in equity and fixed income securities, commodities, currencies and derivatives and our mortgage and loan origination and syndication activities. Fluctuations in market rates, prices and volatility, especially if the changes are rapid and without warning, can adversely affect the market value of our long or short inventory and proprietary and principal positions and, to the extent that such positions are not adequately hedged, cause the Firm to incur losses. To the extent that we hold long inventory positions, a downturn in the market could result in losses from a decline in the value of those positions. On the other hand, to the extent that we have sold inventory short, an upturn in those markets could expose us to losses as we attempt to cover our short positions by acquiring assets in a rising market. The adverse conditions in the U.S. housing market, dislocations in the credit markets and corrections in certain asset-backed security market segments resulted in substantial valuation reductions in the past fiscal year, most significantly on mortgage- and real estate-related positions and lending obligations. Market credit spreads have recently gone from historically tight to historically wide levels, and a further widening of credit spreads or worsening of credit market dislocations or sustained market downturns could have additional negative effects on the value of our inventory.

In our market-making and specialist transactions, we maintain substantial inventory positions from time to time, acting as a financial intermediary for our clients, and we hold inventory positions in the normal course of business to allow clients to rebalance their portfolios and diversify risks across market cycles. Current NYSE rules generally require our specialist business to maintain orderly markets in the securities for which it is a specialist. Specialists are obligated to take positions in their issues counter to the direction of the market in order to minimize short-term imbalances in the market, involving risk of loss during periods of market fluctuation and volatility.

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

We also maintain long and short positions through our other proprietary trading activities and make principal

LEHMAN BROTHERS HOLDINGS INC.

investments (such as in real estate and real estate-related products and private equity), which are also subject to market risks. The value of these positions can be adversely affected by changes in market rates, prices and volatility. We have increased our proprietary trading and principal investing activities and expect to continue to do so, which increases our exposure to market risk.

On the other hand our client-flow and proprietary trading businesses generally depend on market volatility to provide trading and arbitrage opportunities, and a decline in volatility may reduce these opportunities and adversely affect the results of these businesses.

Holding Large and Concentrated Positions May Expose Us to Losses. Concentration of risk may reduce revenues or result in losses in our market-making, specialist, block trading, underwriting, proprietary trading, principal investment and lending businesses in the event of unfavorable market movements even when economic and market conditions are generally favorable for others in the industry. We have committed substantial amounts of capital to these businesses, which often require us to take large positions in the securities of, or make large loans to, a particular issuer or issuers in a particular industry, country or region. Moreover, the trend in all major capital markets is towards larger and more frequent commitments of capital in many of these activities, and we expect this trend to continue. For example, large positions of securities are increasingly being sold in block trades rather than on a marketed basis, which could increase the risk that we may be unable to resell the securities at favorable prices. While our activities expose us to many different counterparties, we routinely execute a high volume of transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment funds and other institutional clients, resulting in significant credit concentration with respect to this industry. In the ordinary course of business, we may also be subject to a concentration of credit risk to a particular counterparty, borrower or issuer. Concentration of risk will increase as we expand our proprietary trading and principal investing activities or commit additional capital to facilitate client-driven business.

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

Credit Risk

We May Incur Losses Associated with Our Credit Exposures. Credit risk represents the possibility a counterparty or an issuer of securities or other financial instruments we hold or a borrower of funds from us will be unable to honor its contractual obligations to us. These parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. Default risk may also arise from events or circumstances that are difficult to foresee or detect, such as fraud. Credit risk may arise, for example, from holding securities of third parties; entering into swap or other derivative contracts under which counterparties have obligations to make payments to us; executing securities, futures, currency or commodity trades that fail to settle at the required time due to non-delivery by the counterparty or systems failure by clearing agents, exchanges, clearing houses or other financial intermediaries; and extending credit to our clients through bridge or margin loans or other arrangements. As a clearing member firm, we finance our client positions, and we could be held responsible for the defaults or misconduct of our clients. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk” for a further discussion of the credit risks to which we are exposed. Our principal focus has been acting as an intermediary of credit. In recent years, we have expanded our activities associated with providing our clients access to credit and liquidity and have also expanded our swaps and derivatives businesses. The amount and duration of our credit exposures have been increasing, as has the diversity of the entities to which we have credit exposures. The extension and pricing of credit is subject to competitive pressure. In addition, corporate clients sometimes seek to require credit commitments from us in connection with investment banking and other assignments. Further, the recent widening of credit spreads and dislocations in the credit markets have in some cases made it more difficult to syndicate credit commitments to investors, and further widening of credit spreads or worsening of these dislocations could increase these difficulties, resulting in increased credit exposures.

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

LEHMAN BROTHERS HOLDINGS INC.

Liquidity Risk

Liquidity, that is ready access to funds, is essential to our businesses. Financial institutions rely on external borrowings for the vast majority of their funding, and failures in our industry are typically the result of insufficient liquidity.

An Inability to Access the Debt Markets Could Impair Our Liquidity. We maintain a liquidity pool available to Holdings that is intended to cover all expected cash outflows for one year in a stressed liquidity environment, which assumes, among other things, that during that year we cannot issue unsecured debt. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity, Funding and Capital Resources—Liquidity” for a discussion of our liquidity needs and liquidity management.

To the extent that a liquidity event lasts for more than one year, or our expectations concerning the market conditions that exist during a liquidity event, or our access to funds, prove to be inaccurate (e.g., the level of secured financing “haircuts” (the difference between the market and pledge value of the assets) required to fund our assets in a stressed market event is greater than expected, or the amount of drawdowns under our commitments to extend credit in a stressed market environment exceeds our expectations), our ability to repay maturing indebtedness and fund operations could be significantly impaired. Even within the one-year time frame contemplated by our liquidity pool, we depend on continuous access to secured financing in the repurchase and securities lending markets, which could be impaired by factors that are not specific to Lehman Brothers, such as a severe disruption of the financial markets.

Structured Instruments May Have Limited Liquidity. The financial instruments that we hold and the contracts to which we are a party are increasingly complex, as we employ structured products to benefit our clients and ourselves, and these complex structured products often do not have readily available markets to access in times of liquidity stress. The growth of our proprietary investing activities may lead to situations where the holdings of structured instruments represent a significant portion of specific markets, which could restrict liquidity for our positions. Further, our ability to sell assets may be impaired if other market participants are seeking to sell similar assets at the same time.

We Are a Holding Company and Are Dependent on Our Subsidiaries for Funds. Since Holdings is primarily a holding company, our cash flow and consequent ability to pay dividends and satisfy our obligations under securities we issue are dependent upon the earnings of our subsidiaries and the distribution of those earnings as dividends or loans or other payments by those subsidiaries to Holdings. Several of our principal subsidiaries are subject to various capital adequacy requirements promulgated by the regulatory, banking and exchange authorities of the countries in which they operate and/or to capital targets established by various ratings agencies. These regulatory rules, and certain covenants contained in various debt agreements, may restrict our ability to withdraw capital from our subsidiaries by dividends, loans or other payments. Further information about these requirements and restrictions is set forth in Note 15 to the Consolidated Financial Statements in Part II, Item 8, of this Report. Additionally, our ability to participate as an equity holder in any distribution of assets of any subsidiary upon liquidation is generally subordinate to the claims of creditors of the subsidiary.

Credit Ratings

Our borrowing costs and our access to the debt capital markets depend significantly on our credit ratings. A reduction in our long- or short-term credit ratings could increase our borrowing costs, limit our access to the capital markets and trigger additional collateral requirements in derivative contracts and other secured funding arrangements. Credit ratings are also important to us when competing in certain markets, such as longer-term over-the-counter derivatives. Therefore, a substantial reduction in our credit ratings would reduce our earnings and adversely affect our liquidity and competitive position. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity, Funding and Capital Resources—Liquidity” and “—Credit Ratings” for additional information concerning our credit ratings.

Risks Relating to Use of Estimates and Valuations

We make various estimates that affect reported amounts and disclosures. Broadly, those estimates are used in measuring fair value of certain financial instruments, accounting for identifiable intangible assets and goodwill, establishing provisions for potential losses that may arise from litigation, regulatory proceedings and tax examinations, assessing our ability to realize deferred taxes and valuing equity-based compensation awards. Estimates are based on available information and judgment. Therefore, actual results could differ from our estimates and that difference could have a material effect on our consolidated financial statements.

Financial instruments and other inventory positions owned (including commitments and guarantees, but excluding real estate held for sale), and financial instruments and other inventory positions sold but not yet purchased, are presented at fair value, with realized and unrealized gains or losses reflected in Principal transactions in our Consolidated Statement of

LEHMAN BROTHERS HOLDINGS INC.

Income. We account for real estate held for sale at the lower of its carrying amount or fair value less cost to sell. In addition, certain long and short-term borrowing obligations, principally hybrid financial instruments, and certain deposits at U.S. banks, are reflected at fair value. Fair value is defined as the price at which an asset could be exchanged in a current transaction between knowledgeable, willing parties. A liability’s fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity. In particular, certain mortgage and asset-backed securities, certain corporate debt, certain private equity investments, certain commitments and guarantees and certain derivatives have no direct observable levels, and their valuations require significant estimation and judgment and therefore are subject to significant subjectivity. Reliance on estimation and judgment increases in adverse market conditions with decreased liquidity, such as those experienced recently.

See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” and Notes 1 and 3 through 10 to the Consolidated Financial Statements in Part II, Item 8, of this Report for additional information concerning our use of estimates and valuation methodologies.

Risks Relating to Off-Balance Sheet Entities

In the normal course of our business, we enter into various transactions with special purpose entities (“SPEs”). We do not consolidate certain SPEs in which we do not have a controlling financial interest as defined under applicable accounting standards. When we do not consolidate an entity, we either present our investment in the entity at fair value or apply the equity method of accounting. The assessment of whether the accounting criteria for consolidation are met requires management to exercise significant judgment. A determination of whether we have a controlling financial interest in an entity, and therefore our assessment of consolidation of that entity, is initially made at the time we become involved with the entity. If certain events occur that require us to re-assess our initial determination of non-consolidation or if our judgment of non-consolidation is in error, we could be required to consolidate the assets and liabilities of an SPE onto our consolidated balance sheet and recognize its future gains or losses in our consolidated statement of income. Further, existing accounting standards may be changed, or interpretations of those standards may change, in the future in a manner that requires or increases the risk of consolidation of some SPEs. Consolidation could affect the size of our consolidated balance sheet and related funding requirements, our financial and regulatory capital ratios and, if the SPE’s assets include unrealized losses, could require us to recognize those losses.

In addition, we have various commitments to and obligations associated with SPEs, including liquidity commitments and funded loans to certain conduits and other SPEs, limited downside protection guarantees to investors in certain SPEs, obligations as a general partner and investment advisor to private equity and other investment partnerships, indemnification obligations to investors in certain securitization vehicles we sponsor with respect to customary representations and warranties we make about the assets of SPEs, proprietary investments and retained interests in various SPEs and others. For additional information about our consolidation accounting policies and transactions with SPEs, and events that may require us to re-assess our determination of non-consolidation, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Consolidation Policies” and “—Off-Balance-Sheet Arrangements—Special Purpose Entities” in Part II, Item 7, and Notes 1, 6 and 9 to the Consolidated Financial Statements in Part II, Item 8, of this Report.

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

LEHMAN BROTHERS HOLDINGS INC.

Our businesses and operations rely on the secure processing, storage and transmission of confidential and other information, and, increasingly, on the internet. We routinely transmit and receive personal, confidential and proprietary information by email and other electronic means. We have made available to clients and counterparties certain secure transmission capabilities; however, our clients and counterparties do not always choose to avail themselves of these capabilities. We take extensive protective measures for our computer systems, internet sites, software and networks to protect against vulnerabilities to unauthorized access, computer viruses, denial of service attacks or other events that could have a security or business impact. If, nevertheless, such events should occur, they could result in significant losses or reputational damage. We are exposed to similar risks arising from the interception of personal, confidential or proprietary information sent to or received from, or the misuse or mishandling thereof by, vendors, service providers and other third parties who may receive such information from us, and our ongoing efforts to improve security over email and encrypted file transfers and to ensure that these third parties have appropriate controls in place may not be successful.

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

We Face Significant Litigation Risks in Our Businesses. The volume of litigation against financial services firms and the amount of damages claimed have increased over the past several years. We are exposed to potential liability as an underwriter under securities or other laws for materially false or misleading statements made in connection with securities and other transactions, potential liability for the “fairness opinions” and other advice we provide to participants in corporate transactions and disputes over the terms, conditions and risks of trading arrangements. We also face the possibility that counterparties will claim that we improperly failed to tell them of the risks or that they were not authorized or permitted to enter into these transactions with us and that their obligations to Lehman Brothers are not enforceable. In our Investment Management segment, we are exposed to claims against us for recommending investments that are not consistent with a client’s investment objectives or engaging in unauthorized or excessive trading. The downturn in the mortgage and mortgage-backed securities markets may result in increased claims of this type, and during a prolonged market downturn, we would expect these claims to further increase. We are also subject to claims arising from disputes with employees for alleged discrimination or harassment, among other things. These risks often may be difficult to assess or quantify, and their existence and magnitude often remain unknown for substantial periods of time. We incur significant legal expenses every year in defending against litigation, and we expect to continue to do so in the future. See Part I, Item 3, “Legal Proceedings” for a discussion of some of the legal and regulatory

LEHMAN BROTHERS HOLDINGS INC.

matters in which we are currently involved.

Extensive Regulation of Our Businesses Limits Our Activities and May Subject Us to Significant Penalties. Lehman Brothers, as a participant in the financial services industry, is subject to extensive regulation under both federal and state laws in the U.S. and under the laws of the many global jurisdictions in which we do business. We are also regulated by a number of self-regulatory organizations. The industry has experienced increased scrutiny from a variety of regulators, including the SEC, FINRA and state attorneys general. Over the last several years, penalties and fines sought by regulatory authorities in our industry have increased substantially, and certain regulators have been more likely to commence enforcement actions.

The requirements imposed by our regulators are designed to ensure the integrity of the financial markets and to protect customers and other third parties who deal with Lehman Brothers. Consequently, these regulations often serve to limit our activities, including through net capital, customer protection and market conduct requirements. If we were found to have breached certain of these rules or regulations, we could face the risk of significant intervention by regulatory authorities in all jurisdictions in which we conduct our businesses, including extended investigation and surveillance activity, adoption of costly or restrictive new regulations and judicial or administrative proceedings that may result in substantial penalties. Among other things, we could be fined or prohibited from engaging in some of our business activities.

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

In emerging markets in particular, we may be subject to risks of possible nationalization, expropriation, price controls, capital controls, currency exchange controls and other restrictive governmental actions. In many countries, the laws and regulations applicable to the securities and financial services industries are uncertain and evolving, and it may be difficult for us to determine the exact requirements of local laws in every market. We are also subject to greater risk in these jurisdictions that transactions we structure might not be legally enforceable in all cases. In addition, in conducting business in these jurisdictions, we are often faced with the challenge of ensuring that our activities are also consistent with U.S. or other laws with extra-territorial application, such as the USA PATRIOT Act and the U.S. Foreign Corrupt Practices Act. Our failure to comply with such laws could result in significant losses or reputational damage.

In the past several years, intensified scrutiny of the energy market by federal, state and local authorities and the public has resulted in increased regulatory and legal proceedings involving electricity, natural gas and other energy commodities merchants. Our business and reputation may be adversely affected by legal and regulatory proceedings arising out of our energy commodities activities.

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

Our Mortgage Origination Business is Subject to Special Litigation and Regulatory Risks. The laws and regulations of the various jurisdictions in which we conduct our mortgage lending business are complex, frequently changing and, in some cases, in direct conflict with each other. In particular, this business is subject to various laws, regulations and guidance that restrict non-prime loan origination or purchase activities. Some of these laws and regulations provide for assignee liability for warehouse lenders, whole loan buyers and securitization trusts. In addition, the downturn in the U.S. residential real estate market has resulted in increased regulatory scrutiny, and may result in increased complaints and claims, relating to non-prime mortgage origination practices, and further difficulties in the mortgage markets could result in increased exposure to liability, including possible civil and criminal liability, demands for indemnification or loan repurchases from purchasers of our loans (including securitization trusts), class action lawsuits or administrative enforcement actions. Moreover, our customer base and counterparties in this business are substantially different from the high-net-worth and institutional customers and counterparties of most of our other businesses, which presents a different litigation risk profile.

LEHMAN BROTHERS HOLDINGS INC.

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

Potential Conflicts of Interest Are Increasing. As we have expanded the scope of our businesses and our client base, we increasingly have to address potential conflicts of interest, including those relating to our proprietary activities. For example, conflicts may arise between our position as a financial advisor in a merger transaction and a principal investment we hold in one of the parties to the transaction. In addition, hedge funds and private equity funds are an increasingly important portion of our client base, and also compete with us in a number of our businesses. In addition, the SEC, FINRA, other federal and state regulators and regulators outside the U.S., including in the U.K. and Japan, have increased their scrutiny of potential conflicts of interest. We have extensive procedures and controls that are intended to ensure that any potential conflicts of interest are appropriately addressed. However, properly dealing with conflicts of interest is complex and difficult, and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with conflicts of interest and, it is possible that potential or perceived conflicts could give rise to litigation or enforcement actions.

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

Our Revenues May Decline Due to Competition from Alternative Trading Systems. Securities and futures transactions are now being conducted through the internet and other alternative, non-traditional trading systems, and it appears that the trend toward alternative trading systems will continue and probably accelerate. A dramatic increase in computer-based or other electronic trading may adversely affect our commission and trading revenues, including in our specialist business. The NYSE’s adoption of its hybrid market for trading securities may increase pressure on our Equities business as customers execute more of their NYSE-related trades electronically. We have invested significant resources into the development of electronic trading systems and expect to continue to do so, but there is no assurance that the revenues generated by these systems will yield an adequate return on our investment, particularly given the relatively lower commissions arising from electronic trades.

Our Ability to Retain Our Key Employees is Critical to the Success of Our Business. Our people are our most important resource. Our ability to continue to compete effectively in our businesses will depend upon our ability to attract top talent and retain and motivate our existing employees while managing compensation costs.

LEHMAN BROTHERS HOLDINGS INC.

Risk Management

We have devoted significant resources to develop our risk management policies and procedures and expect to continue to do so in the future. Although we deploy various risk mitigation and risk monitoring techniques, they are subject to judgments as to the timing and duration of their application. Additionally, no risk management procedure can anticipate every market event, and our hedging strategies and other risk management techniques may not be fully effective in mitigating our risk exposure in all market environments or against all types of risk, including risks that are unidentified or unanticipated. Some of our methods of managing risk are based upon our use of observed historical market behavior. As a result, these methods may not predict future risk exposures, which could be significantly greater than the historical measures indicate. The models that we use to assess and control our risk exposures reflect historical correlations among prices of various asset classes or other market indicators, and in times of market stress or other unforeseen circumstances there may be material changes in correlations between asset classes. In the past, including during the recent mortgage and credit market downturn, these types of market movements have at times limited the effectiveness of our hedging strategies and have caused us to incur significant losses, and they may do so in the future. An increase in volatility would increase our measured risk, which might cause us to reduce certain of our business activities. In such circumstances, we may not be able to reduce our positions or our exposure in a timely, cost-effective way or in a manner sufficient to offset the increase in measured risk. Management of operational, legal and regulatory risk requires, among other things, policies and procedures to record properly and verify a large number of transactions and events, and these policies and procedures may not be fully effective. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management” for a discussion of the policies and procedures we use to identify, monitor and manage the risks we assume in conducting our businesses.

Risks Relating To New Business Initiatives and New Markets

A number of our recent and planned business initiatives and expansions of existing businesses may bring us into contact, directly or indirectly, with new markets and new asset classes and with entities and individuals that are not within our traditional client base. For example, we have expanded our businesses and investments in emerging markets such as Russia, the Middle East, India, Turkey and China, have increased our activities in the markets for derivatives, commodities and foreign exchange and have begun providing loans to small and mid-sized businesses and students. In addition, we are increasingly offering complex structured products and alternative investments to a wider investor base, both directly and through third-party distribution channels. These business activities expose us to new and enhanced risks, including increased credit-related and operational risks, regulatory risks and reputational concerns. As our business expands into new markets and new geographical regions, we will face competitors with more experience and more established relationships with clients, regulators and industry participants in the relevant market, which could adversely affect our ability to expand.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our world headquarters is a 1,050,000 square-foot owned office tower at 745 Seventh Avenue in New York City. We also lease approximately 2,370,000 square feet of office space in the New York metropolitan area. In addition to our offices in the New York area, we have offices in approximately 31 principal locations in the Americas.

Our European headquarters is an 820,000 square-foot leased facility in the Canary Wharf development, east of the City of London. In addition to our European headquarters, we have an additional 16 principal locations in Europe and the Middle East.

Our Asian headquarters is located in approximately 275,000 square feet of leased office space in the Roppongi Hills area of central Tokyo, Japan. We lease office space in ten other principal locations in the Asia Pacific region.

In addition to our principal locations listed above, we occupy space in various other facilities. Including the locations noted above, we lease approximately 5,570,000 square feet in the Americas, 1,375,000 square feet in Europe and the Middle East and 1,165,000 square feet in Asia Pacific.

All three of our business segments (as described herein) use the occupied facilities described above. We believe that the facilities we occupy are adequate for the purposes for which they are used, and the occupied facilities are well maintained.

LEHMAN BROTHERS HOLDINGS INC.

Additional information with respect to facilities and lease commitments is set forth under the caption “Lease Commitments” in Note 9 to the Consolidated Financial Statements in Part II, Item 8, of this Report.

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

City of Cleveland v. Deutsche Bank Trust Company, et al.

On January 10, 2008, the City of Cleveland, Ohio filed a lawsuit in Cuyahoga County Common Pleas Court, captioned City of Cleveland v. Deutsche Bank Trust Company, et al., against twenty-one financial services entities, including Holdings, seeking damages the City of Cleveland allegedly incurred relating to property foreclosures. The damages are claimed to be the result of the defendants’ creation of a public nuisance in the City of Cleveland through their involvement as lenders and/or securitizers of sub-prime mortgages in the City of Cleveland. On January 16, 2008, the case was removed to the United States District Court for the Northern District of Ohio, and on January 17, 2008, the City of Cleveland filed a motion seeking an order remanding the case back to Common Pleas Court.

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

The United States District Court for the Central District of California (the “California District Court”) withdrew the reference to the California Bankruptcy Court. A class was certified in November 2002, and subsequently amended, to certify the Class Action as being brought on behalf of a class of all persons who acquired mortgage loans from FAMCO from 1999 through March 31, 2000, which were used as collateral for FAMCO’s warehouse credit line with LCPI or were securitized in transactions underwritten by LBI. The trial began in February 2003.

In June 2003, the California District Court dismissed plaintiffs’ claim for punitive damages. Also in June 2003, the jury rendered its verdict, finding LBI and LCPI liable for aiding and abetting FAMCO’s fraud. The jury found damages of $50.9 million and held the Lehman defendants responsible for 10% of those damages. In July 2003, the California District Court entered findings of fact and conclusions of law relating to all claims still pending and holding that any transfers to LCPI were not fraudulent and its liens were not avoidable, nor was equitable subordination of amounts owed by FAMCO to LCPI at the time of the Chapter 11 filing warranted. Judgment was entered in November 2003 on the jury verdict. On December 8, 2006, the United States Court of Appeals for the Ninth Circuit issued a decision on the appeals of all parties, affirming the jury verdict on liability, rejecting all plaintiffs’ claims for further relief, vacating the damages verdict and remanding the matter for further proceedings on the proper calculation of “out of pocket” damages rather than the higher benefit of the bargain damages upon which the jury based its verdict. The parties to the Class Action have entered into a settlement agreement, which was presented to the California District Court for preliminary approval on January 28, 2008.

IPO Allocation Cases

Securities Action. LBI was named as a defendant in numerous purported securities class actions that were filed between March and December 2001 in the United States District Court for the Southern District of New York (the “New York District Court”). The actions, which allege improper initial public offering (“IPO”) allocation practices, were brought by persons who, either directly or in the aftermarket, purchased IPO securities during the period between March 1997 and December 2000. The plaintiffs allege that LBI and other IPO underwriters required persons receiving allocations of IPO shares to pay excessive commissions on unrelated trades and to purchase shares in the aftermarket at specified escalating prices. The plaintiffs, who seek unspecified compensatory damages, claim that these alleged practices violated various

LEHMAN BROTHERS HOLDINGS INC.

provisions of the federal securities laws, specifically Sections 11, 12(a)(2) and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act.

Plaintiffs filed 310 actions, each relating to a distinct offering, which actions were consolidated for pretrial purposes before a single judge. LBI is named as a defendant in 83 of those cases. For pretrial coordination purposes, the parties also designated certain focus cases, which were to be used as guidance for decisions in all cases. On October 13, 2004, the New York District Court granted plaintiffs’ motion for certification of a class of investors in each of six focus cases. On appeal to the United States Court of Appeals for the Second Circuit  (the “Second Circuit”), the court, on December 5, 2006, overturned the decision below, set forth the standards for class certification and concluded that classes could not be certified based on the facts alleged by plaintiffs. On June 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing and rehearing en banc of that decision. Upon remand to the New York District Court, on August 14, 2007, the plaintiffs filed amended complaints.

Issuer Action. In April 2002, a suit was filed in Delaware Chancery Court by Breakaway Solutions Inc. (“Breakaway”), which names LBI and two other underwriters as defendants (the “Delaware Action”). The complaint purported to be brought on behalf of a class of issuers who issued securities in IPOs through at least one of the defendants during the period January 1998 through October 2000 and whose securities increased in value 15% or more above the original price within 30 days after the IPO. It alleged that defendants under-priced IPO securities and allocated those under-priced securities to certain favored customers in return for alleged arrangements with the customers for increased commissions on other transactions and alleged tie-in arrangements. The complaint asserted claims for breaches of contract, of the implied covenant of good faith and fair dealing and of fiduciary duty, and for indemnification or contribution and unjust enrichment or restitution. Relief sought included class certification, injunctive relief, an accounting and declarations requiring defendants to indemnify Breakaway in the pending consolidated IPO securities class actions, and compensatory damages. In August 2004, the court denied defendants’ motion to dismiss. On motion by defendants, the court reconsidered its prior decision and, by order dated December 8, 2005, dismissed all but Breakaway’s claim for breach of fiduciary duty.

In September 2005, Breakaway commenced an individual action in the New York State Supreme Court, New York County, naming the same defendants (the “New York Action”). This action alleges that LBI, as a co-manager of Breakaway’s initial public offering and in conjunction with the other underwriter defendants, breached a fiduciary duty to Breakaway and breached the covenant of good faith and fair dealing implied in the underwriting agreement among Breakaway and the underwriters by allegedly under-pricing Breakaway’s shares in the IPO.

On January 11, 2008, the parties settled both the Delaware Action and the New York Action and filed stipulations of dismissal in both actions.

IPO Fee Litigation

Harold Gillet, et al. v. Goldman Sachs & Co., et al.; Yakov Prager, et al. v. Goldman, Sachs & Co., et al.; David Holzman, et al. v. Goldman, Sachs & Co., et al. Beginning in November 1998, four purported class actions were filed in the New York District Court against in excess of 25 underwriters of IPO securities, including LBI. The cases were subsequently consolidated into In re Public Offering Antitrust Litigation. Plaintiffs, alleged purchasers of securities issued in certain IPOs, seek compensatory and injunctive relief for alleged violations of the antitrust laws based on the theory that the defendants fixed and maintained fees for underwriting certain IPO securities at supra-competitive levels. In February 2001, the New York District Court granted defendants’ motion to dismiss the consolidated amended complaint, concluding that the purchaser plaintiffs lacked standing under the antitrust laws to assert the claims. On appeal, the Second Circuit reversed and remanded the case to the New York District Court for further proceedings, including potential dismissal of the claims based on additional arguments raised in the motion to dismiss. The New York District Court, in an order dated February 24, 2004, dismissed plaintiffs’ claims for monetary damages allowing only their claims for injunctive relief to proceed. Further activity in this case is stayed pending resolution of class certification issues in the following case.

In re Issuer Plaintiff Initial Public Offering Fee Antitrust Litigation. In April 2001, the New York District Court consolidated four actions pending before the court brought by bankrupt issuers of IPO securities against more than 20 underwriter defendants (including LBI). In July 2001, the plaintiffs filed a consolidated class action complaint seeking unspecified compensatory damages and injunctive relief for alleged violations of the antitrust laws based on the theory that the defendant underwriters fixed and maintained fees for underwriting certain IPO securities at supra-competitive levels. Two of the four original plaintiffs subsequently withdrew their claims. The remaining plaintiffs filed a motion for class certification, which the New York District Court denied in an order, dated April 19, 2006. On September 11, 2007, the Second Circuit reversed the New York District Court’s denial of class certification and remanded the case to the New York District Court for further proceedings to determine if the case may proceed as a class action.

LEHMAN BROTHERS HOLDINGS INC.

Mirant Corporation Securities Litigation

In November 2002, an amended complaint was filed in the United States District Court for the Northern District of Georgia, Atlanta Division, and captioned In re Mirant Corporation Securities Litigation. The action is brought on behalf of a purported class of investors who purchased the securities of Mirant Corporation (“Mirant”) during the period from September 26, 2000 and September 5, 2002. Plaintiffs name Mirant, various officers and directors, Mirant’s former parent, The Southern Company, along with its officers and directors, LBI, as a member of the underwriting syndicate, and eleven other underwriters of Mirant’s IPO of common stock in September 2000. The underwriters are contractually entitled to customary indemnification from Mirant, but Mirant filed for bankruptcy protection in July 2003. The IPO raised approximately $1.467 billion, of which Lehman Brothers’ underwriting share was 9%. Against the underwriters, plaintiffs allege violations of Section 11 of the Securities Act. The complaint alleges that the prospectus and registration statement for the offering contained false and misleading statements or failed to disclose material facts concerning, among other things, Mirant’s alleged misconduct in energy markets in the State of California, the accounting for Mirant’s interest in a United Kingdom-based company, Western Power Distribution, and other accounting issues. The complaint seeks class action certification, unspecified damages and costs. Partially dispositive motions are pending.

Research Analyst Independence Litigations

Since the announcement of the global regulatory settlement regarding alleged research analyst conflicts of interest at various investment banking firms in the United States, including LBI, in April 2003 (the “Global Settlement”), a number of purported class actions were filed relating to such alleged conflicts. Three consolidated actions had been filed against LBI in federal court, two of which have since been dismissed, which are specific to LBI’s research of particular companies. The actions allege conflicts of interest between LBI’s investment banking business and research activities and seek to assert claims pursuant to Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder. In the remaining pending action, relating to RSL Communications, plaintiffs have filed an amended consolidated complaint, containing essentially the same allegations as the original complaints, but adding two other investment banks as defendants (Fogarazzo, et al. v. Lehman Brothers Inc., et al.). On July 27, 2005, the New York District Court granted plaintiffs’ motion for class certification. On January 26, 2007, the Second Circuit accepted the defendants’ appeal, vacated the decision below and remanded the case to the New York District Court in light of the decision in the IPO Allocation Securities Action case discussed above. On June 29, 2007, the New York District Court stayed all proceedings in the case pending the Second Circuit’s decision in In re Salomon Analyst Metromedia, which raises similar legal issues.

In June 2003, a purported derivative action, Bader and Yakaitis P.S.P. and Trust, et al. v. Michael L. Ainslie, et al., relating to the Global Settlement was filed in New York State Supreme Court, New York County. The suit names Holdings and its then sitting Board of Directors (the “Board”) as defendants and contends that the Board should have been aware of and prevented the alleged misconduct that resulted in the Global Settlement. In December 2003, plaintiffs filed an amended complaint, reiterating the allegations concerning the alleged failure to detect and prevent conduct resulting in the Global Settlement, and adding allegations concerning the alleged failure to detect and prevent conduct relating to purportedly improper IPO allocation practices, discussed more fully above under the heading “IPO Allocation Cases.”

Short Sales Related Litigation

In re Short Sale Antitrust Litigation. Commencing in April 2006, LBI was named as a defendant in putative class actions relating to short selling filed in the New York District Court. In December 2006, the court ordered that the actions be consolidated and renamed the In re Short Sale Antitrust Litigation. By January 2007, only one plaintiff, Electronic Trading Group, remained in the case (after earlier-named plaintiffs dropped out). A second amended complaint was filed, purportedly on behalf of those who had paid certain fees to broker dealers in connection with borrowing securities against 17 broker-dealers and other unnamed defendants, including LBI. The complaint asserted four causes of action: violations of Section 1 of the Sherman Act, breach of fiduciary duty, aiding and abetting breaches of fiduciary duty, and unjust enrichment. Plaintiff sought injunctive relief and unspecified trebled compensatory and punitive damages. On December 20, 2007, the New York District Court granted defendants’ motion to dismiss the second amended complaint. On January 18, 2008, plaintiffs filed a notice of appeal of the New York District Court decision with the United States Court of Appeals for the Second Circuit.

Avenius, et al. v. Banc of America Securities LLC, et al. In June 2006, LBI was named as a defendant in an action filed by 40 shareholders of Novastar Financial, Inc. (“NFI”) against 11 broker-dealers and other unnamed defendants in the Superior Court of California for San Francisco County (“California Superior Court”). The action alleges that the broker-dealers participated in an illegal stock market manipulation scheme that involved accepting orders for purchases, sales and short sales of NFI stock with no intention of covering such orders with borrowed stock or stock issued by NFI. Plaintiffs claim that this scheme caused distortions with regard to the nature and amount of active trading in NFI stock, thereby causing its share price to decline. The complaints assert causes of action under California Corporations Code

LEHMAN BROTHERS HOLDINGS INC.

Sections 25400, et seq. and California Business and Professions Code Sections 17200, et seq. and 17500, et seq. The actions seek unspecified damages. On September 14, 2007, plaintiffs filed an amended complaint to, among other things, assert claims for conversion and trespass to chattels, in addition to the causes of action previously asserted.

Overstock.com, Inc., et al. v. Morgan Stanley & Co., Inc., et al. On September 14, 2007, LBI was named as a defendant in an amended complaint filed by Overstock.com, Inc. (“Overstock”) and seven of its shareholders against 11 broker-dealers and other unnamed defendants in the California Superior Court. The allegations are similar to those in the Avenius action described above. Plaintiffs claim that this scheme caused distortions with regard to the nature and amount of active trading in Overstock stock, thereby causing its share price to decline. The complaints assert the same causes of action as the Avenius complaint.

Wright et al. v. Lehman Brothers Holdings Inc. et al.

In August 2005, A. Vernon Wright and Dynoil Refining LLC sued Holdings (who was subsequently dropped as a defendant), LBI and two current and one former LBI employee, in Los Angeles Superior Court (the “Wright action”). Plaintiffs claimed negligence, breach of contract, breach of duties of good faith and fair dealing and of fiduciary duty, interference with prospective business advantage and misappropriation of trade secrets. Plaintiffs alleged that Wright provided Lehman Brothers with confidential information that Wright, along with certain Chinese interests, intended to buy Unocal, which Lehman Brothers allegedly did not keep confidential, preventing Wright from executing his plan. In his complaint, plaintiffs sought $9.2 billion, the alleged value of the U.S. assets plaintiffs say they would have acquired. On January 10, 2008 the parties entered into a confidential settlement, and the Court dismissed the action.

In March 2006, Carlton Energy Group, Muskeg Oil Co and Newco filed a similar suit against Holdings (again, later dropped), LBI and three LBI employees in state court in Harris County, Texas. The three plaintiff entities are owned or controlled by Thomas O’Dell and Daniel Chiang, erstwhile business partners of Vernon Wright. The claims and allegations asserted in this action are similar to those asserted in the Wright action. Plaintiffs sought unspecified damages. Pursuant to a confidential settlement agreement, on October 18, 2007, the plaintiffs filed a stipulation of voluntary dismissal.

In re Lehman Brothers Holdings, Inc. Derivative Litigation

Beginning in mid-April 2007, three purported shareholder derivative actions were filed against Holdings (as a nominal defendant) and certain of its current and former officers and directors in the New York District Court, all relating to Holdings’ historical stock option granting processes. The cases were captioned,  Garber v. Fuld, et al.; Staehr v. Fuld, et al.; and Locals 302 & 612 of the International Union of Operating Engineers-Employers Construction Industry Retirement Trust v. Fuld, et al. An additional plaintiff, Saginaw Police & Fire Pension Board, intervened in the Garber action. On October 3, 2007, the court consolidated the above actions, appointed Plaintiffs Garber and the Saginaw Police & Fire Pension Board as lead plaintiffs, and re-captioned the action  In re Lehman Brothers Holdings, Inc. Derivative Litigation.

On or about January 3, 2008, lead plaintiffs filed a Consolidated Complaint and a motion to join the International Brotherhood of Electrical Workers Local No. 38 Pension Fund as an additional plaintiff. The Consolidated Complaint, purportedly brought on behalf of Holdings, alleges state law claims for breach of fiduciary duty, gross mismanagement, misappropriation and/or waste of corporate assets, unjust enrichment, misrepresentation and fraudulent concealment, and invalidation of certain stock options and restricted stock units.

The Consolidated Complaint alleges that stock options and restricted stock units granted by Holdings between 1997 and 2002 were backdated and issued in violation of Holdings’ stock option plans. The Consolidated Complaint further alleges that Holdings’ financial statements for the years 1997 through the present misstated Holdings’ financial results by failing to properly report compensation expense and tax liabilities attributable to stock options and restricted stock units granted between 1997 and 2002. The Consolidated Complaint seeks damages from the individual defendants and various types of equitable and injunctive relief, including rescission of all unexercised stock options and restricted stock units granted in the time frame, return of certain incentive-based or equity-based compensation, and imposition of a constructive trust and attachment of assets.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

LEHMAN BROTHERS HOLDINGS INC.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Holdings’ common stock, par value $0.10 per share, is listed on the New York Stock Exchange. As of December 31, 2007, there were 530,588,207 shares of our common stock outstanding and approximately 23,200 holders of record. On January 28, 2008, the last reported sales price of our common stock was $60.63. The table below shows the high and low sale prices for the common stock for each fiscal quarter within the two most recent fiscal years:

Price Range of Common Stock

	Low Sale Price	High Sale Price	Dividends

Fiscal 2007:
Fourth Quarter	$51.59	$67.73	$0.15

Third Quarter	$49.06	$82.05	$0.15

Second Quarter	$68.07	$79.21	$0.15

First Quarter	$72.26	$86.18	$0.15

Fiscal 2006:
Fourth Quarter	$63.04	$78.89	$0.12

Third Quarter	$58.37	$69.48	$0.12

Second Quarter	$62.82	$78.85	$0.12

First Quarter	$62.14	$74.79	$0.12

In January 2008, our Board of Directors increased the fiscal 2008 annual common stock dividend rate to $0.68 per share from an annual dividend rate of $0.60 per share in fiscal 2007 and $0.48 per share in fiscal 2006. Dividends on the common stock are generally payable, following declaration by the Board of Directors, in February, May, August and November. The above table and common stock dividend per share rates have been adjusted to reflect the April 28, 2006 2-for-1 stock split.

LEHMAN BROTHERS HOLDINGS INC.

The table below sets forth information with respect to purchases made by or on behalf of Holdings or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended), of our common stock during the quarter ended November 30, 2007.

Issuer Purchases of Equity Securities

			Total Number of	Maximum Number
	Total		Shares Purchased	of Shares that May
	Number of		as Part of Publicly	Yet Be Purchased
	Shares	Average Price	Announced Plans	Under the Plans
	Purchased	Paid per Share	or Programs	or Programs
Month 1 (September 1, 2007 – September 30, 2007)
Common stock repurchases(1)	223		223
Employee transactions(2)	41,292		41,292
Total	41,515	$55.64	41,515	62,208,454
Month 2 (October 1, 2007 – October 31, 2007)
Common stock repurchases(1)	14,900		14,900
Employee transactions(2)	355,501		355,501
Total	370,401	$62.70	370,401	61,838,053
Month 3 (November 1, 2007 – November 30, 2007)
Common stock repurchases(1)	83,800		83,800
Employee transactions(2)	4,791,483		4,791,483
Total	4,875,283	$62.46	4,875,283	56,962,770
Total (September 1, 2007 – November 30, 2007)
Common stock repurchases(1)	98,923		98,923
Employee transactions(2)	5,188,276		5,188,276
Total	5,287,199	$62.43	5,287,199	56,962,770

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

In January 2008, our Board of Directors authorized the repurchase, subject to market conditions, of up to 100 million shares of Holdings’ common stock for the management of the Firm’s equity capital, including consideration of dilution due to employee stock awards. This resolution supersedes the stock purchase program authorized in 2007.  For more information about the repurchase program and employee stock plans, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity, Funding and Capital Resources—Equity Management” in Part II, Item 7, and Note 11 to the Consolidated Financial Statements in Part II, Item 8, in this Form 10-K, and Notes 10 and 12 to the Consolidated Financial Statements in Part II, Item 8, and “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in Part III, Item 12, of this Form 10-K.

LEHMAN BROTHERS HOLDINGS INC.

ITEM 6. SELECTED FINANCIAL DATA

	As of or for the Year Ended November 30,
	2007		2006		2005		2004		2003
Consolidated Statement of Income (in millions)
Total revenues	$59,003		$46,709		$32,420		$21,250		$17,287
Interest expense	39,746		29,126		17,790		9,674		8,640
Net revenues	19,257		17,583		14,630		11,576		8,647
Non-interest expenses:
Compensation and benefits	9,494		8,669		7,213		5,730		4,318
Non-personnel expenses(1)	3,750		3,009		2,588		2,309		1,716
Real estate reconfiguration charge	—		—		—		19		77
Total non-interest expenses	13,244		11,678		9,801		8,058		6,111
Income before taxes and cumulative effect of accounting change	6,013		5,905		4,829		3,518		2,536
Provision for income taxes	1,821		1,945		1,569		1,125		765
Dividends on trust preferred securities(2)	—		—		—		24		72
Income before cumulative effect of accounting change	4,192		3,960		3,260		2,369		1,699
Cumulative effect of accounting change	—		47		—		—		—
Net income	$4,192		$4,007		$3,260		$2,369		$1,699
Net income applicable to common stock	$4,125		$3,941		$3,191		$2,297		$1,649
Consolidated Statement of Financial Condition (in millions)
Total assets	$691,063		$503,545		$410,063		$357,168		$312,061
Net assets(3) (10)	372,959		268,936		211,424		175,221		163,182
Long-term borrowings(2) (4)	123,150		81,178		53,899		49,365		35,885
Preferred securities subject to mandatory redemption(2)	—		—		—		—		1,310
Total stockholders’ equity	22,490		19,191		16,794		14,920		13,174
Tangible equity capital(5) (10)	23,103		18,567		15,564		12,636		10,681
Total long-term capital(6)	145,640		100,369		70,693		64,285		50,369
Per Common Share Data (in millions, except per share amounts)(7)
Earnings per share:
Basic	$7.63		$7.26		$5.74		$4.18		$3.36
Diluted	$7.26		$6.81		$5.43		$3.95		$3.17
Weighted average common shares outstanding:
Basic	540.6		543.0		556.3		549.4		491.3
Diluted	568.3		578.4		587.2		581.5		519.7
Dividends declared and paid per common share	$0.60		$0.48		$0.40		$0.32		$0.24
Book value per common share(8)	$39.44		$33.87		$28.75		$24.66		$22.09
Selected Data
Leverage ratio(9)	30.7	x	26.2	x	24.4	x	23.9	x	23.7	x
Net leverage ratio(10)	16.1	x	14.5	x	13.6	x	13.9	x	15.3	x
Employees	28,556		25,936		22,919		19,579		16,188
Assets under management (in billions)	$282		$225		$175		$137		$120
Financial Ratios
Compensation and benefits/net revenues	49.3%		49.3%		49.3%		49.5%		49.9%
Pre-tax margin	31.2%		33.6%		33.0%		30.4%		29.3%
Return on average common stockholders’ equity(11)	20.8%		23.4%		21.6%		17.9%		18.2%
Return on average tangible common stockholders’ equity(11)	25.7%		29.1%		27.8%		24.7%		19.2%

LEHMAN BROTHERS HOLDINGS INC.

Notes to Selected Financial Data:

(1)                Non-personnel expenses exclude real estate reconfiguration charges of $19 million and $77 million for the years ended November 30, 2004 and 2003, respectively.

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

(3)                We calculate net assets by excluding from total assets: (i) cash and securities segregated and on deposit for regulatory and other purposes; (ii) collateralized lending agreements; and (iii) identifiable intangible assets and goodwill. We believe net assets to be a more useful measure of our assets than total assets because it excludes certain low-risk, non-inventory assets. Net assets as presented are not necessarily comparable to similarly-titled measures provided by other companies in the securities industry because of different methods of presentation.

	At November 30,
In millions	2007	2006	2005	2004	2003
Total assets	$691,063	$503,545	$410,063	$357,168	$312,061
Cash and securities segregated and on deposit for regulatory and other purposes	(12,743)	(6,091)	(5,744)	(4,085)	(3,100)
Collateralized lending agreements	(301,234)	(225,156)	(189,639)	(174,578)	(142,218)
Identifiable intangible assets and goodwill	(4,127)	(3,362)	(3,256)	(3,284)	(3,561)
Net assets	$372,959	$268,936	$211,424	$175,221	$163,182

(4)                Long-term borrowings exclude borrowings with remaining contractual maturities within twelve months of the financial statement date.

(5)                We calculate tangible equity capital by including stockholders’ equity and junior subordinated notes (at November 30, 2003, preferred securities subject to mandatory redemption), and excluding identifiable intangible assets and goodwill. See “MD&A—Liquidity, Funding and Capital Resources—Balance Sheet and Financial Leverage” for additional information about tangible equity capital. We believe tangible equity capital to be a more meaningful measure of our equity base as it includes instruments we consider to be equity-like due to their subordinated nature, long-term maturity and interest deferral features and excludes assets we do not consider available to support our remaining net assets (see note 3 above). These measures may not be comparable to other, similarly titled calculations by other companies as a result of different calculation methodologies.

	At November 30,
In millions	2007	2006	2005	2004	2003
Total stockholders’ equity	$22,490	$19,191	$16,794	$14,920	$13,174
Junior subordinated notes (subject to limitation) (a) (b)	4,740	2,738	2,026	1,000	1,068
Identifiable intangible assets and goodwill	(4,127)	(3,362)	(3,256)	(3,284)	(3,561)
Tangible equity capital	$23,103	$18,567	$15,564	$12,636	$10,681

(a)                 Preferred securities subject to mandatory redemption at November 30, 2003.

(b)                Our definition for tangible equity capital limits the amount of junior subordinated notes and preferred stock included in the calculation to 25% of tangible equity capital. The amount excluded was approximately $237 million at November 30, 2007. No amounts were excluded in prior periods.

(6)                Total long-term capital includes long-term borrowings (excluding any borrowings with remaining contractual maturities within twelve months of the financial statement date) and total stockholders’ equity and, at November 30, 2003, preferred securities subject to mandatory redemption. We believe total long-term capital is useful to investors as a measure of our financial strength.

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

(10)             Net leverage ratio is defined as net assets (see note 3 above) divided by tangible equity capital (see note 5 above). We believe net leverage based on net assets and tangible equity capital to be a more meaningful measure of leverage as net assets excludes certain low-risk, non-inventory assets and we believe tangible equity capital to be a more meaningful measure of our equity base. Net leverage as presented is not necessarily comparable to similarly-titled measures provided by other companies in the securities industry because of different methods of presentation.

LEHMAN BROTHERS HOLDINGS INC.

(11)             Return on average common stockholders’ equity is computed by dividing net income applicable to common stock for the period by average common stockholders’ equity. Return on average tangible common stockholders’ equity is computed by dividing net income applicable to common stock for the period by average tangible common stockholders’ equity. Average tangible common stockholders’ equity equals average total common stockholders’ equity less average identifiable intangible assets and goodwill. We believe tangible common stockholders’ equity is a meaningful measure because it reflects the common stockholders’ equity deployed in our businesses. Average common stockholders’ equity, Average identifiable intangible assets and goodwill and Average tangible common stockholders’ equity are calculated as:

	As of or for the Year Ended November 30,
In millions	2007	2006	2005	2004	2003
Net income applicable to common stock	$4,125	$3,941	$3,191	$2,297	$1,649

Average stockholders’ equity	$20,910	$17,971	$15,936	$14,059	$9,899
Less: average preferred stock	(1,095)	(1,095)	(1,195)	(1,217)	(838)
Average common stockholders’ equity	$19,815	$16,876	$14,741	$12,842	$9,061
Less: average identifiable intangible assets and goodwill	(3,756)	(3,312)	(3,272)	(3,547)	(471)
Average tangible common stockholders’ equity	$16,059	$13,564	$11,469	$9,295	$8,590
Return on average common stockholders’ equity	20.8%	23.4%	21.6%	17.9%	18.2%
Return on average tangible common stockholders’ equity	25.7%	29.1%	27.8%	24.7%	19.2%

LEHMAN BROTHERS HOLDINGS INC.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Lehman Brothers Holdings Inc. (“Holdings”) and subsidiaries (collectively, the “Company,” the “Firm,” “Lehman Brothers,” “we,” “us” or “our”) serves the financial needs of corporations, governments and municipalities, institutional clients and high net worth individuals worldwide with business activities organized in three segments, Capital Markets, Investment Banking and Investment Management. Founded in 1850, Lehman Brothers maintains market presence in equity and fixed income sales, trading and research, investment banking, asset management, private investment management and private equity. The Firm is headquartered in New York, with regional headquarters in London and Tokyo, and operates in a network of offices in North America, Europe, the Middle East, Latin America and the Asia-Pacific region. We are a member of all principal securities and commodities exchanges in the U.S., and we hold memberships or associate memberships on several principal international securities and commodities exchanges, including the London, Tokyo, Hong Kong, Frankfurt, Paris, Milan and Australian stock exchanges.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read together with the Consolidated Financial Statements and the accompanying Notes contained in this Annual Report on Form 10-K for the fiscal year ended November 30, 2007 (the “Form 10-K”). Unless specifically stated otherwise, all references to the years 2007, 2006 and 2005 in this MD&A refer to our fiscal years ended November 30, 2007, 2006 and 2005, or the last day of such fiscal years, as the context requires. All share and per share amounts have been retrospectively adjusted for the two-for-one common stock split, effected in the form of a 100% stock dividend, which became effective April 28, 2006. For additional information, see “2-for-1 Stock Split” in this MD&A and Note 10, “Stockholders’ Equity,” to the Consolidated Financial Statements.

Forward-Looking Statements

Some of the statements contained in this MD&A, including those relating to our strategy and other statements that are predictive in nature, that depend on or refer to future events or conditions or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates” and similar expressions, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements are not historical facts but instead represent only management’s expectations, estimates and projections regarding future events. Similarly, these statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict, which may include, but are not limited to, market risk, investor sentiment, liquidity risk, credit ratings changes, credit exposure and operational, legal, regulatory and reputational risks. For further discussion of these risks, see “Certain Risk Factors Affecting Results of Operations” below as well as “Risk Factors” in Part I, Item 1A in this Form 10-K.

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

Executive Overview1

Summary of Results

On the basis of a record first half and a reasonably successful navigation of difficult market conditions in the second half, we achieved our fourth consecutive year of record net revenues, net income and diluted earnings per common share in 2007. Net income totaled $4.2 billion, $4.0 billion and $3.3 billion in 2007, 2006 and 2005, respectively, increasing 5% in 2007 and 23% in 2006 from the corresponding 2006 and 2005 periods, respectively. Diluted earnings per common share were $7.26, $6.81 and $5.43 in 2007, 2006 and 2005, respectively, up 7% in 2007 and 25% in 2006 from the corresponding prior periods, respectively.2

[1]	Market share, volume and ranking statistics in this MD&A were obtained from Thomson Financial, an operating unit of The Thomson Corporation.
[2]

The 2006 results included an after-tax gain of $47 million ($0.08 per diluted common share) from the cumulative effect of an accounting change for equity-based compensation resulting from the Company’s adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised), Share-Based Payment (“SFAS 123(R)”). For additional information, see Note 12, “Share-Based Employee Incentive Plans,” to the Consolidated Financial Statements.

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

2007 net revenues were $19.3 billion, which exceeded the prior year record level by 10% and represents the fifth consecutive year of record net revenues. The second half of the 2007 fiscal year presented some of the most challenging mortgage and credit markets experienced in almost a decade, particularly in the U.S. Record net revenues were reported in each of our three business segments and in both the Europe and the Middle East and Asia-Pacific geographic segments. Pre-tax margin for the 2007 fiscal year was 31.2%, compared to 33.6% and 33.0% reported in 2006 and 2005, respectively. Full year return on average common stockholders’ equity1 was 20.8%, 23.4% and 21.6% for 2007, 2006 and 2005, respectively. Return on average tangible common stockholders’ equity was 25.7%, 29.1% and 27.8% in full years 2007, 2006 and 2005, respectively.

2007 vs. 2006. In 2007, Capital Markets segment net revenues increased 2% to a record $12.3 billion from $12.0 billion in 2006. Capital Markets—Equities, operating in a favorable environment of strong customer-driven activity and favorable global equities markets, reported net revenues of $6.3 billion in 2007, a 76% increase from $3.6 billion in 2006. These record results in the Equities component of our Capital Markets business segment were offset by a decrease in Capital Markets—Fixed Income’s net revenues which declined 29% to $6.0 billion in 2007 from $8.4 billion in 2006. This decline corresponds to the deterioration throughout the fiscal year in the U.S. residential mortgage sector and the follow-on dislocation in the broader credit markets that occurred later in the fiscal year. Investment Banking segment net revenues increased 24% to $3.9 billion in 2007 from $3.2 billion in 2006, representing record Debt and Equity underwriting-related activities as well as record Advisory Services revenues. These results reflect the significant progress made in building market share in the areas of mergers and acquisitions (“M&A”) and high yield offerings as well as the development of a broader range of geographic and client bases. Investment Management segment net revenues increased 28% to $3.1 billion in 2007 from $2.4 billion in 2006, reflecting record net revenues in both Asset Management and Private Investment Management and our continued expansion of this business segment globally. For the fiscal year, assets under management (“AUM”) of $282 billion increased 25% from 2006 from both net inflows and asset appreciation. Non—U.S. net revenues increased 49% to $9.6 billion in 2007 from $6.5 billion in 2006, representing 50% and 37% of total net revenues in the 2007 and 2006 periods, respectively.

2006 vs. 2005. Net revenues increased 20% in 2006 from 2005. Capital Markets segment net revenues increased 22% to $12.0 billion in 2006 from $9.8 billion in 2005. Capital Markets—Equities net revenues rose 44% to $3.6 billion in 2006 from $2.5 billion in 2005, driven by solid client–flow activity in the cash and prime services businesses. Capital Markets—Fixed Income net revenues increased 15% to $8.4 billion in 2006 from $7.3 billion in 2005 due to broad-based strength across products and regions. Investment Banking segment net revenues increased 9% to $3.2 billion in 2006 from $2.9 billion in 2005, reflecting strength in each business. Investment Management segment net revenues increased 25% to $2.4 billion in 2006 from $1.9 billion in 2005, reflecting growth in alternative investment offerings and an increase in equity-related activity. In 2006, AUM increased 29% to $225 billion from $175 billion in 2005. Non–U.S. net revenues increased 21% to $6.5 billion in 2006 from $5.4 billion in 2005, representing 37% of total net revenues for both the 2006 and 2005 periods.

While we generated record operating results in 2007, our business, by its nature, does not produce predictable earnings. Our results in any given period can be materially affected by conditions in global financial markets and economic conditions generally. For a further discussion of factors that may affect our future operating results, see “Certain Factors Affecting Results of Operations” below as well as “Risk Factors” in Part I, Item 1A in this Form 10-K. For a detailed

[1]

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

	Year Ended November 30,
In millions	2007	2006	2005
Net income applicable to common stock	$4,125	$3,941	$3,191
Average stockholders’ equity	$20,910	$17,971	$15,936
Less: average preferred stock	(1,095)	(1,095)	(1,195)
Average common stockholders’ equity	$19,815	$16,876	$14,741
Less: average identifiable intangible assets and goodwill	(3,756)	(3,312)	(3,272)
Average tangible common stockholders’ equity	$16,059	$13,564	$11,469
Return on average common stockholders’ equity	20.8%	23.4%	21.6%
Return on average tangible common stockholders’ equity	25.7%	29.1%	27.8%

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

discussion of results of operations by business segments and geographic regions, see “Business Segments” and “Geographic Revenues.”

Business Environment

As an investment banking, securities and investment management firm, our businesses are materially affected by conditions in the global financial markets and worldwide economic conditions. A favorable business environment is generally characterized by, among other factors, high global gross domestic product growth, stable geopolitical conditions, transparent and efficient capital markets, liquid markets with active investors, low inflation, high business and consumer confidence and strong business earnings. These factors provide a positive climate for our investment banking activities, for many of our capital markets trading businesses and for wealth creation, which contributes to growth in our asset management business. For a further discussion of how market conditions can affect our business, see “Certain Factors Affecting Results of Operations” below as well as “Risk Factors” in Part I, Item 1A in this Form 10-K. A further discussion of the business environment in 2007 and economic outlook for 2008 is set forth below.

The global market environment was generally favorable for our businesses for the first half of the 2007 fiscal year. These favorable conditions resulted from a number of factors: strong equity markets, continued strong gross domestic product in most major economies, tightening credit spreads, minimal interest rate actions by major central banks, active trading volumes, and strong M&A and underwriting activities driven by favorable interest rate and credit spread environments. During the second half of the 2007 fiscal year, the global economy was impacted by the deterioration within the U.S. subprime residential mortgage asset category, the weakening of the U.S. housing sector became worse than most observers expected and dislocations began to occur beyond the residential mortgage component of credit markets. Also during the latter part of the 2007 fiscal year, risk aversion escalated following rating agency downgrades of certain structured assets which, in part, led to many market participants re-pricing assets and taking large write-downs. Central banks sought to prevent a more serious downturn by central bank interest rate and liquidity actions. Our fiscal year ended with dislocated inter-bank markets, constrained bank balance sheets and credit uncertainty regarding monoline issuers and structured investment vehicles.

The global fixed income environment was characterized by spreads tightening in the first half of the year and, conversely, unprecedented spread widening in the second half of the year. Global high yield and high grade spread indices ended our fiscal year up 209 and 86 basis points, respectively, compared to the end of our 2006 fiscal year. Global equity markets rose over the fiscal year; however, many equity markets experienced high volatility in the second half of the year. Globally, corporate activity levels in completed and announced M&A transactions were up compared to our last fiscal year. In addition, equity underwriting activity remained solid, particularly in convertibles; but debt underwriting activity declined, particularly in leveraged finance during the second half of the 2007 fiscal year.

Global economic growth was approximately 3.4% for calendar year 2007 and is forecasted to be lower for calendar year 2008. Our forecast differs by geographies: our growth assumptions for the Americas and Eurozone are lower than those for Asia and other territories. Our growth outlook is dependent on how extended and severe the credit dislocation may be, results from fiscal and monetary policy actions, accessibility of new sources of liquidity and oil prices leveling or continuing to increase. The underpinnings of these growth assumptions also form our view on prospective Investment Banking activity. We expect M&A volumes to decline in 2008 by approximately 20% as compared to 2007 and believe that (i) strategic buyers will continue to account for a larger proportion of overall deal volume, (ii) stock will become prominent in transactions and (iii) cross-border and international activity will continue to increase. If the anticipated higher volatility in global equity markets is realized in calendar 2008, we expect equity issuance will be down compared to 2007. Equity capital markets experienced a 17% return in 2007 in local currency terms, and we expect lower returns in 2008. We expect global fixed income origination to decline in 2008 as a result of lower volumes of securitizations and M&A financings. Fixed income capital markets are expected to continue to face uncertainties in the 2008 calendar year.

In the U.S., economic growth showed signs of strength at the beginning of our fiscal year, driven by higher net exports and consumption levels, among other indicators, but the pace of growth slowed in the latter half. Over the twelve-month period, the U.S. housing market weakened, business confidence declined, and, in the last six months of the year, consumer confidence dropped. The labor market followed the same trajectory, showing signs of deterioration in the second half of the period as unemployment levels increased modestly and payroll data showed some signs of weakness. Responding to concerns over liquidity in the financial markets and inflationary pressures, the U.S. Federal Reserve reduced rates three times during the calendar year and made an additional inter-meeting rate cut in January 2008, and most observers anticipate additional reductions will occur in the early part of our 2008 fiscal year. Long-term bond yields declined, with the 10-year Treasury note yield ending our fiscal year down 52 basis points at 3.94%. The S&P 500 Index, Dow Jones Industrial Average and NASDAQ composites were up 5.7%, 9.4%, and 9.4%, respectively, from November 2006 levels. The current high levels of U.S. home inventories suggest that an extended period of construction declines and housing price cuts will

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

combine with tighter credit conditions and increasing oil prices to slow down consumer spending. We believe those conditions will continue to strain the capital markets, particularly the securitized products and residential housing components. We also believe that those conditions will stress other components of the capital markets, such as commercial real estate. We believe these impediments will decrease the U.S. growth rate in 2008.

In Eurozone countries and the U.K., economic growth continued in the second half of the 2007 fiscal year, although it was modest compared to the first half. Business activity reflected a slight tapering at the end of the fiscal year. Unemployment levels declined over the fiscal year, and inflationary pressures appeared contained. The European Central Bank increased rates twice during our fiscal year and is forecasted to hold those levels through the early part of our 2008 fiscal year. The Bank of England (the “BOE”) increased rates three times during our fiscal year, and in December 2007 the BOE began to ease with a rate reduction. Further rate reductions are anticipated in the early part of the 2008 calendar year. The Bund and Gilts 10-year yields were 4.13% and 4.64%, respectively, at the end of our 2007 fiscal year compared to 3.70% and 4.51%, respectively, at the end of our 2006 fiscal year. Equity indices and volatility for continental Europe and the U.K. were up compared to levels at the end of our 2006 fiscal year. At the end of our 2007 fiscal year, stresses in the banking system, particularly in the U.K, were causing bank credit conditions to tighten. We believe that those tighter conditions, lower anticipated world growth and a stronger Euro will combine to slow regional growth for our upcoming 2008 fiscal year.

In Japan, real gross domestic product growth decelerated, unemployment levels modestly decreased and deflation eased during our 2007 fiscal year. The Bank of Japan increased its rates in early 2007 and held those rates for the remainder of our fiscal year, and is anticipated to continue to do so into our 2008 fiscal year. The yield on the 10-year Japanese government bond fell 18 basis points to 1.48% at the end of our 2007 fiscal year. The Nikkei 225 equity index was 3.6% lower at the end of our fiscal year than its level at the end of our 2006 fiscal year. Residential and non-residential construction spending is decreasing, and the recovery in the corporate sector during the period has yet to have an effect on wages and consumption, thus increasing the risk of a possible recession. Elsewhere in Asia, however, equity markets broadly ended our fiscal year higher compared to the prior period. We expect three trends to emerge in China’s economy in 2008: (i) GDP growth to fall on an annual basis for the first time in six years; (ii) inflation to increase over the long-term; and (iii) overcapacity concerns to shape central bank actions. During 2008, we expect India to exhibit many of the same characteristics that Japan, South Korea and China did during their economic takeoffs: GDP accelerating, investment and savings rates surging and the economy rapidly opening up. Effects from the region’s dependency on exports and severe overcapacity may exacerbate the regional growth slowdown predicted for 2008.

Certain Factors Affecting Results of Operations

We are exposed to a variety of risks in the course of conducting our business operations. These risks, which are substantial and inherent in our businesses, include market, liquidity, credit, operational, legal and regulatory risks. A summary of some of the significant risks that could affect our financial condition and results of operations includes, but is not limited to the items below. For a discussion of how management seeks to manage these risks, see “Risk Management” in this MD&A. For a further discussion of these and other important factors that could affect our business, see “Risk Factors” in Part I, Item 1A in this Form 10-K.

Market Conditions and Market Risk

Global financial markets and economic conditions materially affect our businesses. Market conditions may change rapidly and without forewarning. We believe a favorable business environment for our businesses is generally characterized by, among other factors, high global gross domestic product growth, stable geopolitical conditions, transparent and efficient capital markets, liquid markets with active investors, low inflation, high business and consumer confidence and strong business earnings. The converses of these factors, individually or in their aggregate, have resulted in or may result in unfavorable or uncertain market and economic conditions for our businesses. The effects on our businesses may include the following:

•                We are exposed to potential changes in the value of financial instruments caused by fluctuations in interest rates, exchange rates, equity and fixed income securities and commodities and real estate prices, credit spreads, liquidity volatility, overall market activity or other conditions. We may incur losses as a result of changes in market conditions, especially if the changes are rapid and without warning, as these fluctuations may adversely impact the valuation of our trading and inventory positions and principal investments.

•                Market fluctuations and volatility may reduce our or our customers’ willingness to enter into new transactions. Conversely, certain of our trading businesses depend on market volatility to provide trading and arbitrage opportunities, and decreases in volatility may reduce these opportunities and adversely affect these businesses.

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Any change in volume of executed transactions impacts both our costs incurred and revenues received from those trades.

•                  Although we deploy various risk mitigation and risk monitoring techniques, they are subject to judgments as to the timing and duration of their application. Additionally, no risk management procedure can anticipate every market event and the existence of risk management in our businesses does not provide complete assurance against incurring losses. Increased market volatility directly impacts our measurement of risks. Increases to our measured risk may cause us to decrease our proprietary positions or certain business activities. In such circumstances, we may not be able to reduce our positions or our exposure in a timely, cost-effective way or in a manner sufficient to offset the increase in measured risk. For additional discussion on risk mitigation and risk monitoring techniques, see “Risk Management” in this MD&A.

•                  Declines in the size and number of underwritings and M&A transactions may have an adverse impact on our results of operations and, if we are unable to reduce expenses, our profit margins. An overall decrease in global markets’ appetites for transactions may also impact our ability to syndicate various loan or equity commitments we have made. Additionally, pricing and other competitive pressures may adversely affect revenues for our Investment Banking segment.

•                  Asset valuations of our clients’ portfolios are impacted by changes in equity market conditions or interest rates. In turn, our fees for managing those portfolios are also affected. Changing market conditions may cause investors to change their allocations of investments in our funds or other products. Our asset management business operates in a highly competitive environment. Changes in our asset management business’ performance could result in a decline in AUM and in incentive and management fees.

Credit Risk

We are exposed to the potential for credit-related losses that can occur as a result of an individual, counterparty or issuer who owes us money, securities or other assets being unable or unwilling to honor its contractual obligations. We are also at risk that our rights against any individual, counterparty or issuer may not be enforceable in all circumstances. Additionally, deterioration in the credit quality of third parties whose securities or obligations we hold could result in losses or adversely affect our ability to otherwise use those securities or obligations for liquidity purposes. The amount and duration of our credit exposures have been increasing over the past several years, as have the number and range of the entities to which we have credit exposures. Although we regularly review credit exposures to specific clients and counterparties and to specific industries, countries and regions that we believe may present credit concerns, new business initiatives may cause us to transact with a broader array of clients, with new asset classes and in new markets. In addition, the recent widening of credit spreads and dislocations in the credit markets have in some cases made it more difficult to syndicate credit commitments to investors, and further widening of credit spreads or worsening of these dislocations could increase these difficulties, resulting in increased credit exposures.

Liquidity Risk

While our liquidity strategy seeks to ensure that we maintain sufficient liquidity to meet all of our funding obligations in all markets, our liquidity could be impaired by an inability to access secured and/or unsecured debt markets, an inability to access funds from our subsidiaries, an inability to sell assets or unforeseen outflows of cash or collateral. This situation may arise due to circumstances that we are unable to control, such as a general market disruption or an operational problem that affects third parties or us. As we continue to employ structured products to benefit our clients and ourselves, the financial instruments that we hold and the contracts to which we are a party are becoming increasingly complex and these complex structured products often do not have readily available markets to access in times of liquidity stress. Growth of our principal investing activities could further restrict liquidity for these positions. Further, our ability to sell assets may be impaired if other market participants are seeking to sell similar assets at the same time.

Our credit ratings are important to our liquidity. A reduction in our credit ratings could adversely affect our liquidity and competitive position, increase our borrowing costs, limit our access to the capital markets or trigger provisions under certain bilateral provisions in some of our trading and collateralized financing contracts that could permit counterparties to terminate contracts or require us to post additional collateral. Termination of our trading and collateralized financing contracts could cause us to sustain losses and impair our liquidity by requiring us to find other sources of financing or to make significant cash payments or securities movements.

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operational Risk

Operational risk is the risk of loss resulting from inadequate or failed internal or outsourced processes, people, infrastructure and technology, or from external events. Our businesses are dependent on our ability to process, on a daily basis, a large number of transactions across numerous and diverse markets. These transactions have become increasingly complex and often must adhere to requirements unique to each transaction, as well as legal and regulatory standards. Although contingency plans exist, our ability to conduct business may be adversely impacted by a disruption in the infrastructure that supports our business.

Legal, Regulatory and Reputational Risk

The securities and financial services industries are subject to extensive regulation under both federal and state laws in the U.S. as well as under the laws of all of the other jurisdictions in which we do business. We are subject to regulation in the U.S. by governmental agencies including the SEC and Commodity Futures Trading Commission, and outside the U.S. by various international agencies including the Financial Services Authority in the United Kingdom and the Financial Services Agency in Japan. We also are regulated by a number of self-regulatory organizations such as the Financial Industry Regulatory Authority (“FINRA”) (formed in 2007 by the consolidation of NASD, Inc., and the member regulation, enforcement and arbitration functions of the New York Stock Exchange, Inc. (“NYSE”)), the Municipal Securities Rulemaking Board and the National Futures Association, and by national securities and commodities exchanges. Violation of applicable regulations could result in legal and/or administrative proceedings, which may impose censures, fines, cease-and-desist orders or suspension of a firm, its officers or employees.

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

Our reputation is critical in maintaining our relationships with clients, investors, regulators and the general public, and is a key focus in our risk management efforts. In recent years, there have been a number of highly publicized cases involving fraud, conflicts of interest or other misconduct by employees in the financial services industry, and we run the risk that misconduct by our employees could occur, resulting in unknown and unmanaged risks or losses. Employee misconduct could also involve the improper use or disclosure of confidential information, which could result in regulatory sanctions and serious reputational or financial harm. In addition, in certain circumstances our reputation could be damaged by activities of our clients in which we participate, or of hedge funds or other entities in which we invest, over which we have little or no control.

We are involved in a number of judicial, regulatory and arbitration proceedings concerning matters arising in connection with the conduct of our business, including actions brought against us and others with respect to transactions in which we acted as an underwriter or financial advisor, actions arising out of our activities as a broker or dealer in securities and actions brought on behalf of various classes of claimants against many securities firms and lending institutions, including us. See Part I, Item 1A, “Business—Regulation” and Part I, Item 3, “Legal Proceedings” in this Form 10-K for more information about legal and regulatory matters.

Critical Accounting Policies and Estimates

The following is a summary of our critical accounting policies that may involve a higher degree of management judgment and in some instances complexity in application. For a further discussion of these and other accounting policies, see Note 1 “Summary of Significant Accounting Policies,” to our Consolidated Financial Statements.

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

Consolidation Policies

The assessment of whether accounting criteria for consolidation of an entity is met requires management to exercise judgment. We consolidate the entities in which the Company has a controlling financial interest. We determine whether we have a controlling financial interest in an entity by first determining whether the entity is a voting interest entity (sometimes referred to as a non-VIE), a variable interest entity (“VIE”) or a qualified special purpose entity (“QSPE”).

Voting Interest Entity. Voting interest entities are entities that have (i) total equity investment at risk sufficient to fund expected future operations independently and (ii) equity holders who have the obligation to absorb losses or receive residual returns and the right to make decisions about the entity’s activities. In accordance with Accounting Research Bulletin (“ARB”) No. 51, Consolidated Financial Statements, and Statement of Financial Accounting Standards (“SFAS”) No. 94, Consolidation of All Majority-Owned Subsidiaries, voting interest entities are consolidated when the Company has a controlling financial interest, typically more than 50 percent of an entity’s voting interests.

Variable Interest Entity. VIEs are entities that lack one or more voting interest entity characteristics. The Company consolidates VIEs in which it is the primary beneficiary. In accordance with Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46-R, Consolidation of Variable Interest Entities (revised December 2003)—an interpretation of ARB No. 51 (“FIN 46(R)”), we are the primary beneficiary if we have a variable interest, or a combination of variable interests, that will either (i) absorb a majority of the VIEs expected losses, (ii) receive a majority of the VIEs expected residual returns, or (iii) both. To determine if we are the primary beneficiary of a VIE, we review, among other factors, the VIE’s design, capital structure, contractual terms, which interests create or absorb variability and related party relationships, if any. Additionally, we may calculate our share of the VIE’s expected losses and expected residual returns based upon the VIE’s contractual arrangements and/or our position in the VIE’s capital structure. This type of analysis is typically performed using expected cash flows allocated to the expected losses and expected residual returns under various probability-weighted scenarios.

Qualified Special Purpose Entity. QSPEs are passive entities with limited permitted activities. SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of FASB Statement No. 125 (“SFAS 140”), establishes the criteria an entity must satisfy to be a QSPE, including types of assets held, limits on asset sales, use of derivatives and financial guarantees, and discretion exercised in servicing activities. In accordance with SFAS 140 and FIN 46(R), we do not consolidate QSPEs.

For a further discussion of our involvement with VIEs, QSPEs and other entities see Note 6, “Securitizations and Special Purpose Entities,” to the Consolidated Financial Statements.

Equity-Method Investments. Entities in which we do not have a controlling financial interest (and therefore do not consolidate) but in which we exert significant influence (generally defined as owning a voting interest of 20 percent to 50 percent, or a partnership interest greater than 3 percent) are accounted for either under Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock or SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). For further discussion of our adoption of SFAS 159, see “Accounting and Regulatory Developments—SFAS 159” below.

Other. When we do not consolidate an entity or apply the equity method of accounting, we present our investment in the entity at fair value. We have formed various non-consolidated private equity or other alternative investment funds with third-party investors that are typically organized as limited partnerships. We typically act as general partner for these funds, and when third-party investors have (i) rights to either remove the general partner without cause or to liquidate the partnership; or (ii) substantive participation rights, we do not consolidate these partnerships in accordance with Emerging Issue Task Force (“EITF”) No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-5”).

A determination of whether we have a controlling financial interest in an entity and therefore our assessment of consolidation of that entity is initially made at the time we become involved with the entity. Certain events may occur which

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

cause us to re-assess our initial determination of whether an entity is a VIE or non-VIE or whether we are the primary beneficiary if the entity is a VIE and therefore our assessment of consolidation of that entity. Those events generally are:

•                  The entity’s governance structure is changed such that either (i) the characteristics or adequacy of equity at risk are changed, or (ii) expected returns or losses are reallocated among the participating parties within the entity.

•                  The equity investment (or some part thereof) is returned to the equity investors and other interests become exposed to expected returns or losses.

•                  Additional activities are undertaken or assets acquired by the entity that were beyond those anticipated previously.

•                  Participants in the entity acquire or sell interests in the entity.

•                  The entity receives additional equity at risk or curtails its activities in a way that changes the expected returns or losses.

Valuation of Financial Instruments

We measure Financial instruments and other inventory positions owned, excluding Real estate held for sale, and Financial instruments and other inventory positions sold but not yet purchased at fair value. We account for Real estate held for sale at the lower of its carrying amount or fair value less cost to sell. Both realized and unrealized gains or losses from Financial instruments and other inventory positions owned and Financial instruments and other inventory positions sold but not yet purchased are reflected in Principal transactions in the Consolidated Statement of Income.

We adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”), in the first quarter of 2007. SFAS 157 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value and enhances disclosure requirements for fair value measurements. Additionally and also in the first quarter of 2007, we adopted SFAS 159, and applied this option to certain hybrid financial instruments not previously accounted for at fair value under SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140, as well as certain deposit liabilities at our U.S. banking subsidiaries.

SFAS 157 defines “fair value” as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, or an exit price. The degree of judgment utilized in measuring the fair value of financial instruments generally correlates to the level of pricing observability. Financial instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices in active markets generally have more pricing observability and less judgment utilized in measuring fair value. Conversely, financial instruments rarely traded or not quoted have less observability and are measured at fair value using valuation models that require more judgment. Pricing observability is impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established, the characteristics specific to the transaction and overall market conditions generally.

The overall valuation process for financial instruments may include adjustments to valuations derived from pricing models. These adjustments may be made when, in management’s judgment, either the size of the position in the financial instrument or other features of the financial instrument such as its complexity, or the market in which the financial instrument is traded (such as counterparty, credit, concentration or liquidity) require that an adjustment be made to the value derived from the pricing models. An adjustment may be made if a trade of a financial instrument is subject to sales restrictions that would result in a price less than the computed fair value measurement from a quoted market price. Additionally, an adjustment from the price derived from a model typically reflects management’s judgment that other participants in the market for the financial instrument being measured at fair value would also consider such an adjustment in pricing that same financial instrument.

We have categorized our financial instruments measured at fair value into a three-level classification in accordance with SFAS 157. Fair value measurements of financial instruments that use quoted prices in active markets for identical assets or liabilities are generally categorized as Level I, and fair value measurements of financial instruments that have no direct observable levels are generally categorized as Level III. The lowest level input that is significant to the fair value measurement of a financial instrument is used to categorize the instrument and reflects the judgment of management. Financial assets and liabilities presented at fair value in Holdings’ Condensed Consolidated Statement of Financial Condition generally are categorized as follows:

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

Fair valued assets and liabilities that are generally included in this category are non-G-7 government securities, municipal bonds, certain hybrid financial instruments, certain mortgage and asset backed securities, certain corporate debt, certain commitments and guarantees, certain private equity investments and certain derivatives.

Level III – Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

Generally, assets and liabilities carried at fair value and included in this category are certain mortgage and asset-backed securities, certain corporate debt, certain private equity investments, certain commitments and guarantees and certain derivatives.

Financial assets and liabilities presented at fair value and categorized as Level III are generally those that are marked to model using relevant empirical data to extrapolate an estimated fair value. The models’ inputs reflect assumptions that market participants would use in pricing the instrument in a current period transaction and outcomes from the models represent an exit price and expected future cash flows. Our valuation models are calibrated to the market on a frequent basis. The parameters and inputs are adjusted for assumptions about risk and current market conditions. Changes to inputs in valuation models are not changes to valuation methodologies; rather, the inputs are modified to reflect direct or indirect impacts on asset classes from changes in market conditions. Accordingly, results from valuation models in one period may not be indicative of future period measurements. Valuations are independently reviewed by employees outside the business unit and, where applicable, valuations are back tested comparing instruments sold to where they were marked.

During the 2007 fiscal year, our Level III assets increased, ending the year at 13% of Financial instruments and other inventory positions owned, measured at fair value and with our derivatives on a net basis. The increase in Level III assets resulted largely from the reclassification of approximately $11.4 billion of mortgage and asset-backed securities, including approximately $5.3 billion in U.S. subprime residential mortgage-related assets, previously categorized as Level II assets into the Level III category. This reclassification generally occurred in the second half of 2007, reflecting the reduction of liquidity in the capital markets that resulted in a decrease in the observability of market prices. Approximately half of the residential mortgage-related assets that were classified as Level III at the end of the 2007 fiscal year were whole loan mortgages. In particular, the decline in global trading activity impacted our ability to directly correlate assumptions in valuation models used in pricing mortgage-related assets, including those for cumulative loss rates and changes in underlying collateral values to current market activity. Additionally and during the fiscal year, the increase of assets characterized as Level III was also attributable to the acquisition of private equity and other principal investment assets, funded lending commitments that had not been fully syndicated at the end of the fiscal year as well as certain commercial mortgage-backed security positions.

For a further discussion regarding the measure of Financial instruments and other inventory positions owned, excluding Real estate held for sale, and Financial instruments and other inventory positions sold but not yet purchased at fair value, see Note 4, “Fair Value of Financial Instruments,” to the Consolidated Financial Statements.

Identifiable Intangible Assets and Goodwill

Determining the carrying values and useful lives of certain assets acquired and liabilities assumed associated with business acquisitions— intangible assets in particular— requires significant judgment. At least annually, we are required to assess whether goodwill and other intangible assets have been impaired by comparing the estimated fair value, calculated based on price-earnings multiples, of each business segment with its estimated net book value, by estimating the amount of stockholders’ equity required to support each business segment. Periodically estimating the fair value of a reporting unit and carrying values of intangible assets with indefinite lives involves significant judgment and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant effect on whether or not an impairment charge is recognized and the magnitude of such a charge. We completed our last impairment test on goodwill and other intangible assets as of August 31, 2007, and no impairment was identified.

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Legal, Regulatory and Tax Proceedings

In the normal course of business, we have been named as a defendant in a number of lawsuits and other legal and regulatory proceedings. Such proceedings include actions brought against us and others with respect to transactions in which we acted as an underwriter or financial advisor, actions arising out of our activities as a broker or dealer in securities and commodities and actions brought on behalf of various classes of claimants against many securities firms, including us. In addition, our business activities are reviewed by various taxing authorities around the world with regard to corporate income tax rules and regulations. We provide for potential losses that may arise out of legal, regulatory and tax proceedings to the extent such losses are probable and can be estimated. Those determinations require significant judgment. For a further discussion, see Note 9, “Commitments, Contingencies and Guarantees,” to the Consolidated Financial Statements.

Consolidated Results of Operations

Overview

The following table sets forth an overview of our results of operations in 2007:

				Percent Change
	Year Ended November 30,			2007/	2006/
In millions	2007	2006	2005	2006	2005
Net revenues	$19,257	$17,583	$14,630	10%	20%
Income before taxes	$6,013	$5,905	$4,829	2	22
Net income(1)	$4,192	$4,007	$3,260	5	23
Earnings per diluted common share	$7.26	$6.81	$5.43	7%	25%
Annualized return on average common stockholders’ equity	20.8%	23.4%	21.6%
Annualized return on average tangible common stockholders’ equity	25.7%	29.1%	27.8%

(1)

Net income in 2006 included an after-tax gain of $47 million, or $0.08 per diluted common share, as a cumulative effect of an accounting change associated with our adoption of SFAS 123(R), on December 1, 2005.

Net Revenues

				Percent Change
	Year Ended November 30,			2007/	2006/
In millions	2007	2006	2005	2006	2005
Principal transactions	$9,197	$9,802	$7,811	(6)%	25%
Investment banking	3,903	3,160	2,894	24	9
Commissions	2,471	2,050	1,728	21	19
Interest and dividends	41,693	30,284	19,043	38	59
Asset management and other	1,739	1,413	944	23	50
Gross revenues	$59,003	$46,709	$32,420	26%	44%
Interest expense	39,746	29,126	17,790	36	64
Net revenues	$19,257	$17,583	$14,630	10%	20%
Net interest revenues	$1,947	$1,158	$1,253	68%	(8)%
Principal transactions, commissions and net interest revenues	$13,615	$13,010	$10,792	5%	21%

Principal Transactions, Commissions and Net Interest Revenue. In both the Capital Markets segment and the Private Investment Management business within the Investment Management segment, we evaluate net revenue performance based on the aggregate of Principal transactions, Commissions and Net interest revenue (Interest and dividends revenue net of Interest expense). These revenue categories include realized and unrealized gains and losses, commissions associated with client transactions and the interest and dividend revenue and interest expense associated

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

with financing or hedging positions. Interest and dividends revenue and Interest expense are a function of the level and mix of total assets and liabilities (primarily financial instruments owned and sold but not yet purchased, and collateralized borrowing and lending activities), prevailing interest rates and the term structure of our financings. Caution should be used when analyzing these revenue categories individually because they may not be indicative of the overall performance of the Capital Markets and Investment Management business segments. Principal transactions, Commissions and Net interest revenue in the aggregate rose 5% in 2007 from 2006 and 21% in 2006 from 2005.

2007 vs. 2006. Principal transactions revenue decreased 6% in 2007 from 2006, primarily as a result of negative valuation adjustments made on certain components of our Fixed Income inventory during the second half of the 2007 fiscal year. Although we employ risk mitigation strategies for certain inventory positions, correlations broke down, particularly in the latter parts of the fiscal year, resulting in a higher degree of risk incurred. With respect to Capital Markets—Fixed Income customer flow revenues, heightened risk aversion among investors caused many to shift their trading activity to higher quality and more liquid products, which are generally less profitable for the Firm. The negative adjustments and the effects of this shift on our margin were partially offset by record revenues within Capital Markets—Equities. The comparative increase in Equities’ Principal transactions revenue was a result of higher customer activities, increase in market volatility and higher revenues from principal and proprietary trading strategies, especially in the international markets. Commission revenues rose 21% in 2007 from 2006. The increase in 2007 reflected growth in institutional commissions on higher global trading volumes. Net interest revenue increased 68% in 2007 from 2006 reflecting changes in both financing rates and yield curves between the periods. Interest and dividends revenue and Interest expense rose 38% and 36%, respectively, in 2007 from 2006. The comparative increase in Interest and dividend revenues and Interest expense was attributable to the steepening of the yield curve and the growth of certain assets and liabilities on our balance sheet.

2006 vs. 2005. Principal transactions revenue improved 25% in 2006 from 2005, driven by broad based strength across fixed income and equity products. Within Capital Markets, the notable increases in 2006 were in credit products and commercial mortgages and real estate. The 2006 increase in net revenues from Equities Capital Markets reflected higher client trading volumes, increases in financing and derivative activities and higher revenues from proprietary trading strategies. Principal transactions revenue in 2006 also benefited from increased revenues associated with certain structured products meeting the required market observability standard for revenue recognition. Commission revenues rose 19% in 2006 from 2005, reflecting growth in institutional commissions on higher global trading volumes, partially offset by lower commissions in our Investment Management business segment, as certain clients transitioned from transaction-based commissions to a traditional fee-based schedule. Net interest revenue declined 8% in 2006 from 2005 as a result of a change in the mix of asset composition, an increase in short-term U.S. financing rates, and a flattened yield curve. Interest and dividends revenue and Interest expense rose 59% and 64%, respectively, in 2006 from 2005. The increase in Interest and dividend revenues and Interest expense was attributable to higher short-term interest rates coupled with higher levels of certain interest- and dividend-earning assets and interest-bearing liabilities.

Investment Banking. Investment banking revenues represent fees and commissions received for underwriting public and private offerings of fixed income and equity securities, fees and other revenues associated with advising clients on M&A activities, as well as other corporate financing activities.

2007 vs. 2006. Investment banking revenues rose to record levels in 2007, increasing 24% from 2006. Record Global Finance—Debt revenues increased 9% from 2006. Leveraged finance revenues were at all time highs, resulting from a very strong first half of the year, which was partially offset by a decline in the second half of the year. Global Finance—Equity net revenues increased 25% compared to 2006 led by exceptional derivative activity as well as strong initial public offering (“IPO”) revenue in the first half of the fiscal year. Record Advisory Services revenues increased 45% from 2006, as our completed transaction volume increased 124% for the same period. Included in Investment banking revenue are client-driven derivative and other capital markets-related transactions with Investment Banking clients, which totaled approximately $541 million for 2007, compared to approximately $304 million for 2006.

2006 vs. 2005. Investment banking revenues rose in 2006, increasing 9% from 2005. Global Finance—Debt 2006 net revenues increased 9% from 2005, reflecting significant growth in global origination market volumes. Global Finance—Equity net revenues decreased 1% compared to 2005, despite increased global origination market volumes. Advisory Services net revenues increased 20% from 2005, reflecting higher completed global M&A transaction volumes. Client-driven derivative and other capital markets-related transactions with Investment Banking clients totaled approximately $304 million for 2006, compared to approximately $308 million for 2005.

Asset Management and Other. Asset management and other revenues primarily result from asset management activities in the Investment Management business segment.

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

2007 vs. 2006. Asset management and other revenues rose 23% in 2007 from 2006. The growth in 2007 primarily reflected higher asset management fees attributable to the growth in AUM and management and incentive fees.

2006 vs. 2005. Asset management and other revenues rose 50% in 2006 from 2005. The growth in 2006 primarily reflected higher asset management fees attributable to the growth in AUM, a transition to fee-based rather than commission-based pricing for certain clients, as well as higher private equity management and incentive fees.

Non-Interest Expenses

				Percent Change
	Year Ended November 30,			2007/	2006/
In millions	2007	2006	2005	2006	2005
Compensation and benefits	$9,494	$8,669	$7,213	10%	20%
Non-personnel expenses:
Technology and communications	1,145	974	834	18	17
Brokerage, clearance and distribution fees	859	629	548	37	15
Occupancy	641	539	490	19	10
Professional fees	466	364	282	28	29
Business development	378	301	234	26	29
Other	261	202	200	29	1
Total non-personnel expenses	$3,750	$3,009	$2,588	25%	16%
Total non-interest expenses	$13,244	$11,678	$9,801	13%	19%
Compensation and benefits/Net revenues	49.3%	49.3%	49.3%
Non-personnel expenses/Net revenues	19.5%	17.1%	17.7%

Non-interest expenses were $13.2 billion, $11.7 billion and $9.8 billion in 2007, 2006 and 2005, respectively. A substantial portion of our non-interest expenses is compensation-related, and a significant portion of our compensation expense represents discretionary bonuses which are impacted by levels of business activity and the structure of our share-based compensation programs. Remaining non-interest expense categories are largely variable, and are expected to change over time with revenue levels, business activity mix and employee headcount levels.

Compensation and benefits. Compensation and benefits totaled $9.5 billion, $8.7 billion and $7.2 billion in 2007, 2006, and 2005, respectively. Compensation and benefits expense includes both fixed and variable components. Fixed compensation consists primarily of salaries, benefits and amortization of previous years’ deferred equity awards. Variable compensation consists primarily of incentive compensation and commissions. Compensation and benefits expense as a percentage of net revenues was 49.3% for 2007, 2006 and 2005. Employees totaled approximately 28,600, 25,900 and 22,900 at November 30, 2007, 2006 and 2005, respectively.

2007 vs. 2006. Headcount increased 10% in 2007 from 2006, reflecting the increased levels of business activity across the Firm as well as our continued investments in the growth of the franchise, particularly in non–U.S. regions. In connection with the announced restructuring of the Firm’s global residential mortgage origination business, employee levels were reduced by approximately 1,900 in the 2007 fiscal year. Fixed compensation in 2007 was 20% greater than 2006 as result of the overall increase in employees. Fixed compensation was approximately $4.6 billion and $3.9 billion in 2007 and 2006, respectively. The 2007 fixed compensation amount of approximately $4.6 billion includes approximately $1.3 billion of amortization expense for stock awards granted in prior periods. Variable compensation was 1% greater in 2007 than 2006.

2006 vs. 2005. Headcount increased 13% in 2006 from 2005, reflecting the increased levels of business activity across the Firm as well as our continued investments to grow the franchise, particularly in non–U.S. regions. Correlated to the increase in employees, fixed compensation in 2006 was 21% greater than 2005. Fixed compensation was approximately $3.9 billion and $3.2 billion in 2006 and 2005, respectively. The 2006 fixed compensation amount of approximately $3.9 billion includes approximately $1.0 billion of amortization expense for stock awards granted in prior periods. The increased level of revenue from 2005 to 2006 resulted in comparatively higher incentive compensation expense. Variable compensation was 20% greater in 2006 than 2005.

Non-personnel expenses. Non-personnel expenses totaled $3.8 billion, $3.0 billion and $2.6 billion in 2007, 2006 and 2005, respectively. Non-personnel expenses as a percentage of net revenues were 19.5%, 17.1%, and 17.7% in 2007, 2006, and 2005, respectively.

2007 vs. 2006. Technology and communications expenses rose 18% in 2007 from 2006, reflecting increased costs from the continued expansion and development of our Investment Management platforms and infrastructure. Brokerage, clearance and distribution fees rose 37% in 2007 from 2006, primarily due to higher transaction volumes in Equities Capital Markets

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

and Investment Management products. Occupancy expenses increased 19% in 2007 from 2006, primarily due to increased space requirements from the increased number of employees. Professional fees and business development expenses increased 27% in 2007 on higher levels of business activity and increased costs associated with recruiting, consulting and legal fees. In 2007, Other non-personnel expenses included approximately $62 million associated with the restructuring of the Firm’s global residential mortgage origination business.

2006 vs. 2005. Technology and communications expenses rose 17% in 2006 from 2005, reflecting increased costs from the continued expansion and development of our Capital Markets platforms and infrastructure. Brokerage, clearance and distribution fees rose 15% in 2006 from 2005, primarily due to higher transaction volumes in certain Capital Markets and Investment Management products. Occupancy expenses increased 10% in 2006 from 2005, primarily due to increased space requirements from the increased number of employees. Professional fees and business development expenses increased 29% in 2006 on higher levels of business activity and increased costs associated with recruiting, consulting and legal fees.

Income Taxes

The provision for income taxes totaled $1.8 billion, $1.9 billion and $1.6 billion in 2007, 2006 and 2005, respectively. The provision for income taxes resulted in effective tax rates of 30.3%, 32.9% and 32.5% for 2007, 2006 and 2005, respectively. The decrease in the effective tax rate in 2007 compared to 2006 was primarily due to a more favorable mix of earnings, which resulted in lower tax expense from foreign operations as compared to the U.S. statutory rate. The increases in the effective tax rates in 2006 and 2005 compared with the prior years were primarily due to an increase in the level of pretax earnings, which minimizes the impact of certain tax benefit items, and in 2006 a net reduction in certain benefits from foreign operations, partially offset by a reduction in state and local taxes due to favorable audit settlements in 2006 and 2005.

Business Acquisitions, Business Dispositions and Strategic Investments

Business Acquisitions. During the fiscal year, we completed the business acquisitions listed below. As a result of these acquisitions, the additions to goodwill and intangible assets were approximately $860 million.

•                  Eagle Energy Partners I, L.P., a Texas-based energy marketing and services company that manages and optimizes supply, transportation, transmission, load and storage portfolios on behalf of wholesale natural gas and power clients.

•                  Capital Crossing Bank, a state-chartered, FDIC-insured commercial bank that originates small business loans.

•                  A controlling interest in SkyPower Corp., a Toronto-based early stage wind and solar power generation development company. SkyPower Corp. is consolidated in our results of operations.

•                  The final contingent payment under a 2004 deferred transaction agreement was made for the remaining 50% of Lehman Brothers Alternative Investment Management (“LBAIM”), which manages fund of hedge fund portfolios and investment products for institutional and high-net-worth private clients. LBAIM was previously consolidated in Holdings’ results of operations.

•                  Grange Securities Limited, a full service Australian broker-dealer specializing in fixed income products.

•                  LightPoint Capital Management LLC, a leveraged loan investment manager based in Chicago, Illinois, with approximately $3.2 billion in AUM.

•                  The institutional equities business, including the institutional research group, of Brics Securities Limited, located in India.

•                  H.A. Schupf, a high net worth asset manager with approximately $2.3 billion in AUM.

•                  Congress Life Insurance Company, a life insurance company with licenses in 43 U.S. states.

•                  Dartmouth Capital, a U.K.-based investment advisory firm with approximately $340 million in assets under advisory.

•                  MNG Securities, an equity securities brokerage firm in Turkey.

A portion of the consideration paid to shareholders of certain entities described above consisted of shares of Holdings’ common stock. For more information, see Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” in the Quarterly Reports on Form 10-Q for the quarters ended August 31, 2007 and May 31, 2007.

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Dispositions. During the fiscal year, we completed the business dispositions listed below.

•                  Within Capital Markets we disposed of Neuberger Berman’s correspondent clearing business, which decreased our goodwill and intangible assets by approximately $26 million. The gain on sale was not material.

•                  We incurred non-personnel costs of approximately $62 million, including a goodwill write-down of approximately $27 million, and approximately $30 million of severance expense (reported in Compensation and benefits), in connection with the announced restructuring of the Firm’s global residential mortgage origination business, including the closure of BNC Mortgage LLC, our U.S. subprime residential mortgage origination platform, the rescaling of operations in the U.S. and U.K. due to market conditions and product revisions and the closure of our Korean mortgage business. The non-personnel costs were approximately $22 million after-tax and were generally associated with terminated leases.

•                  Lehman Brothers Bank disposed of a leasing subsidiary, Dolphin Capital Corp., acquired in the acquisition of Capital Crossing. The transaction was an asset sale and amounts were transferred at approximately book value.

Strategic Investments. During the fiscal year, we made the following strategic investments.

•                  Acquired a 20% interest in the D.E. Shaw group, a global investment management firm.

•                  Purchased an initial 20% interest and a subsequent 5% interest in both Spinnaker Asset Management Limited and Spinnaker Financial Services, part of Spinnaker Capital, an emerging markets investment management firm.

•                  Purchased a minority interest in Wilton Re Holdings, a U.S. re-insurer that focuses on the reinsurance of mortality risk on life insurance policies.

Subsequent to the fiscal year ended November 30, 2007, we acquired certain assets of Van der Moolen Specialists, including its book of NYSE-listed securities, staff and certain technology. We and certain other broker-dealers entered into a joint-venture and invested in TradeWeb Markets LLC, an electronic securities trading platform owned by Thomson Financial. In addition, in January 2008, we sold our 20% interest in Marble Bar Asset Management LLP, an investment management firm.

In January 2008, we announced the suspension of our wholesale and correspondent mortgage lending activities at our Aurora Loan Services subsidiary. We will continue to originate loans through Aurora’s direct lending channel and will maintain Aurora’s servicing business. As a result of these suspension activities, we estimate that we will incur one-time expenses, after tax, of approximately $40 million for severance and facilities exit costs.

Business Segments

Our operations are organized into three business segments:

•                  Capital Markets;

•                  Investment Banking; and

•                  Investment Management.

These business segments generate revenues from institutional, corporate, government and high net worth individual clients across each of the revenue categories in the Consolidated Statement of Income. Net revenues and expenses contain certain internal allocations, such as funding costs, that are centrally managed.

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Segment Operating Results

				Percent Change
	Year Ended November 30,			2007/	2006/
In millions	2007	2006	2005	2006	2005
Capital Markets
Net revenues	$12,257	$12,006	$9,807	2%	22%
Non-interest expense	8,058	7,286	6,235	11	17
Income before taxes	$4,199	$4,720	$3,572	(11)%	32%
Investment Banking
Net revenues	$3,903	$3,160	$2,894	24%	9%
Non-interest expense	2,880	2,500	2,039	15	23
Income before taxes	$1,023	$660	$855	55%	(23)%
Investment Management
Net revenues	$3,097	$2,417	$1,929	28%	25%
Non-interest expense	2,306	1,892	1,527	22	24
Income before taxes	$791	$525	$402	51%	31%
Total
Net revenues	$19,257	$17,583	$14,630	10%	20%
Non-interest expense	13,244	11,678	9,801	13	19
Income before taxes	$6,013	$5,905	$4,829	2%	22%

The below charts illustrate the percentage contribution of each business segment to our total net revenues.

Capital Markets

Our Capital Markets segment is divided into two components:

Fixed Income – We make markets in and trade municipal and public sector instruments, interest rate and credit products, mortgage-related securities and loan products, currencies and commodities. We also originate mortgages and we structure and enter into a variety of derivative transactions. We also provide research covering economic, quantitative, strategic, credit, relative value, index and portfolio analyses. Additionally, we provide financing, advice and servicing activities to the hedge fund community, known as prime brokerage services. We engage in certain proprietary trading activities and in principal investing in real estate that are managed within this component.

Equities – We make markets in and trade equities and equity-related products and enter into a variety of derivative transactions. We also provide equity-related research coverage as well as execution and clearing activities for clients. Through our capital markets prime services, we provide prime brokerage services to the hedge fund community. We also engage in proprietary trading activities and private equity and other related investments.

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth the operating results of our Capital Markets business segment.

Capital Markets Results of Operations

				Percent Change
	Year Ended November 30,			2007/	2006/
In millions	2007	2006	2005	2006	2005
Principal transactions	$8,400	$9,285	$7,393	(10)%	26%
Commissions	1,752	1,420	1,132	23	25
Interest and dividends	41,648	30,264	18,987	38	59
Other	97	105	33	(8)	218
Total revenues	51,897	41,074	27,545	26	49
Interest expense	39,640	29,068	17,738	36	64
Net revenues	12,257	12,006	9,807	2	22
Non-interest expenses	8,058	7,286	6,235	11	17
Income before taxes	$4,199	$4,720	$3,572	(11)%	32%

The following table sets forth net revenues for the two components of our Capital Markets business segment.

Capital Markets Net Revenues

				Percent Change
	Year Ended November 30,			2007/	2006/
In millions	2007	2006	2005	2006	2005
Fixed Income	$5,977	$8,447	$7,334	(29)%	15%
Equities	6,280	3,559	2,473	76	44
	$12,257	$12,006	$9,807	2%	22%

2007 vs. 2006. Net revenues totaled $12.3 billion and $12.0 billion in 2007 and 2006, respectively. Overall growth in 2007 Capital Markets’ net revenues was driven by net revenues from the Equities component of Capital Markets and a higher contribution from non-U.S. regions, partially offset by declines in net revenues for the Fixed Income component of Capital Markets. Capital Markets net revenues in 2007 include approximately $1.3 billion of gains on debt liabilities which we elected to fair value under SFAS 157 and SFAS 159.

Net revenues in Capital Markets—Fixed Income of $6.0 billion for 2007, decreased 29% compared with $8.4 billion in 2006. Capital Markets—Fixed Income sales credit volumes were $4.8 billion, increasing 40% compared with $3.4 billion in 2006.

The businesses within the Fixed Income component of Capital Markets were the most affected by the market dislocations, risk repricing and de-levering that took place during the second half of the fiscal year. The adverse conditions in the U.S. housing market, changes in the credit markets and continued correction in leveraged loan pricing and certain asset-backed security market segments were generally responsible for the negative variance in Capital Markets—Fixed Income revenues between the benchmark periods. The negative valuation adjustments resulting from the impact of adverse market conditions were partially mitigated by the economic risk management strategies we employed as well as valuation changes on certain debt liabilities and realized gains from the sale of certain leveraged lending positions in the fourth quarter.

The table below presents certain components that generally contributed to the decline of Capital Markets—Fixed Income revenues in 2007 from 2006. These components are presented on a gross basis, as well as a net basis. The net impact represents the revenue impact from the components after adjusting for the impact of certain economic risk management strategies. Caution should be utilized when evaluating the amounts in the following table as they represent only certain components of revenue associated with the general business activities described.

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Gain/(Loss)	Year Ended November 30, 2007
In billions	Gross	Net(1)
Residential mortgage-related positions	$(4.7)	$(1.3)
Commercial mortgage-related positions	(1.2)	(0.9)
Collateralized debt and lending obligation positions(2)	(0.6)	(0.2)
Municipal positions	(0.2)	—
High-yield contingent acquisition loans and facilities(3)	(1.0)	(0.4)
Valuation of debt liabilities(4)	0.9	0.9
	$(6.8)	$(1.9)

(1)              The net impact represents the remaining impact from the components after deducting the impact of certain economic risk management strategies. The gross impact excludes any effect of economic risk management strategies.

(2)              These valuation adjustments substantially relate to asset-backed collateralized debt obligations including warehoused positions.

(3)              Includes approximately $0.3 billion of realized gains from the sale of certain leveraged lending positions that were recognized in our fiscal fourth quarter. The net amount includes certain transaction fees earned, in addition to the impact of certain economic risk management strategies.

(4)              Represents the amount of gains on debt liabilities allocated to Capital Markets—Fixed Income and for which we elected to fair value under SFAS 157 and SFAS 159. These gains represent the effect of changes in our credit spread and exclude any Interest income or expense as well as any gain or loss from the embedded derivative components of these instruments. Changes in valuations are allocated to the businesses within Capital Markets—Fixed Income in relation to the cash generated by, or funding requirements of, the underlying positions.

Capital Markets—Equities net revenues of $6.3 billion for 2007, increased 76% compared with $3.6 billion in 2006. These results reflected the higher revenue levels reflecting the broader customer franchise developed globally. Capital Markets—Equities sales credit volumes were $3.7 billion, increasing 53% compared with $2.4 billion in 2006. Global market trading volumes rose 29% in 2007 compared to 2006.

The increase in Capital Markets—Equities net revenues reflected increased performance during the fiscal year across all products, with the exception of convertibles, driven by record customer activity and profitable principal trading and investing strategies. Global equity markets advanced year over year. In the latter half of our 2007 fiscal year, volatility was at higher levels relative to the comparable 2006 period. The volatility in the global equity markets led investors to employ risk mitigation strategies, driving global market demand for and strong customer activity in cash and derivative products. 2007 revenues in convertibles declined compared to 2006, mainly due to unprofitable proprietary trading strategies in certain sectors. Capital Markets—Equities prime services’ net revenues increased compared to those in the 2006 fiscal year. At the end of the 2007 fiscal year, the number of our prime brokerage services clients increased 20% to 630 from the end of the 2006 fiscal year. Correspondingly, overall client balances were 30% higher at the end of the 2007 fiscal year also compared to balances at the end of the 2006 fiscal year. Capital Markets—Equities revenues in the 2007 fiscal year include gains of approximately $700 million from private equity and other principal investments, including our investment in GLG Partners LP, as well as approximately $400 million in allocated gains from valuation changes in certain of our debt liabilities carried at fair value pursuant to SFAS 157 and SFAS 159.

Net interest revenues for the Capital Markets segment in 2007 increased 68% compared to 2006, primarily attributable to higher short-term U.S. financing rates and a change in the mix of asset composition. Interest and dividends revenue rose 38% in 2007 compared to 2006, and interest expense rose 36% in 2007 compared to the corresponding 2006 period. Non-interest expenses for 2007 increased 11%. Technology and communications expenses increased due to the continued expansion and development of our business platforms and infrastructure. Brokerage, clearance and distribution fees rose primarily due to higher transaction volumes across most Capital Markets products. Professional fees and business development expenses increased due to global growth of the business segment. For the Capital Markets segment, Income before taxes for 2007 decreased 11% compared with 2006 and, correspondingly, pre-tax margins in 2007 were 34% compared to 39% in 2006. During 2007, we announced steps to restructure our residential mortgage origination business, which is a component of our securitized products business within Capital Markets—Fixed Income. See “Business Acquisitions and Dispositions—Business Dispositions” above. The costs associated with these steps are included in the above non interest expenses.

2006 vs. 2005. Capital Markets net revenues increased to $12.0 billion in 2006 from $9.8 billion in 2005, reflecting record performances in both Fixed Income and Equities. On strong performances across most products, Capital Markets—Fixed Income net revenues increased 15% in 2006 from 2005 and Capital Markets—Equities net revenues increased 44% over the same period. Income before taxes totaled $4.7 billion and $3.6 billion in 2006 and 2005, respectively, up 32%. Pre-tax margin was 39% and 36% in 2006 and 2005, respectively.

Our Capital Markets—Fixed Income net revenues grew to a record $8.4 billion in 2006, an increase of 15% from 2005. This growth was attributable to strong client-flow activity and profitable trading strategies, leading to record revenues in

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

most products. The products that contributed most to the increase in revenues year over year included credit, commercial mortgages and real estate and prime brokerage, partially offset by strong, but lower revenues in both interest rate products and residential mortgages.

Capital Markets—Equities net revenues increased 44% to a record level in 2006 on strong client-flow and robust global trading volumes. Global equity indices were up 14% in local currency terms for 2006, helped by strong earnings reports, lower energy prices and the end to the interest rate tightening cycle by central banks. Substantially all equity products in 2006 surpassed their 2005 performance, including gains in cash products, prime brokerage, equity derivatives, convertibles and proprietary and principal activities.

Net interest revenues decreased 4% in 2006 from 2005, primarily due to higher short-term U.S. interest rates, a flattened yield curve and a change in mix of asset composition. Interest and dividends revenue and Interest expense increased 59% and 64%, respectively, in 2006 from 2005 as a result of higher short-term interest rates coupled with higher levels of interest- and dividend-earning assets and interest-bearing liabilities. Non-interest expenses increased to $7.3 billion in 2006 from $6.2 billion in 2005. The growth in Non-interest expenses reflected higher compensation and benefits expense related to improved performance as well as increased technology, occupancy and communications expenses attributable to continued investments in trading platforms, integration of business acquisitions, and higher brokerage and clearance costs and professional fees from increased business activities.

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

The following table sets forth the operating results of our Investment Banking segment.

Investment Banking Results of Operations1

				Percent Change
	Year Ended November 30,			2007/	2006/
In millions	2007	2006	2005	2006	2005
Global Finance—Debt	$1,551	$1,424	$1,304	9%	9%
Global Finance—Equity	1,015	815	824	25	(1)
Advisory Services	1,337	921	766	45	20
Total revenues	$3,903	$3,160	$2,894	24%	9%
Non-interest expenses	2,880	2,500	2,039	15	23
Income before taxes	$1,023	$660	$855	55%	(23)%

1                    Investment banking revenues are net of related underwriting expenses.

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth our Investment Banking transaction volumes.1 These volumes do not always directly correlate to Investment Banking revenues because they do not necessarily correspond to the amount of securities actually underwritten and only include certain reported underwriting activity and because revenue rates vary among transactions.

				Percent Change
	Year Ended November 30,			2007/	2006/
In millions	2007	2006	2005	2006	2005
Global Finance—Debt	$368,422	$438,026	$398,955	(16)%	10%
Global Finance—Equity	29,646	28,306	24,314	5	16
Advisory Services—Completed	849,265	378,448	313,667	124	21
Advisory Services—Announced	793,685	533,238	419,082	49	27

2007 vs. 2006. Investment Banking net revenues totaled $3.9 billion and $3.2 billion in 2007 and 2006, respectively, an increase of 24% in 2007 from 2006, reflecting record revenues for Global Finance—Debt, Global Finance—Equity and Advisory Services and a generally higher level of cross-border and international business activity. Non-interest expenses rose 15% in 2007 from 2006. This increase was attributable to an increase in compensation and benefits expense related to an increased number of employees and higher Non-personnel expenses. Income before taxes increased 55% in 2007 to $1.0 billion from $660 million in 2006, and, correspondingly, pre-tax margins in 2007 were 26% compared to 21% in 2006.

Global Finance—Debt origination net revenues were $1.6 billion in 2007, increasing 9% from 2006. These results were driven, in part, by revenues from leveraged finance which had a record first half of 2007 but fell significantly in the latter half of 2007 as a number of financial sponsor-related transactions were cancelled or delayed, particularly in the leveraged loan market. These conditions also caused certain lending commitments to be executed at lower fee levels. Publicly reported global debt origination market volumes decreased 3% in 2007 over 2006, with our origination market volumes decreasing 16% over the same period. Our debt origination fee backlog of $141 million at November 30, 2007 decreased 43% from November 30, 2006. Debt origination backlog may not be indicative of the level of future business due to the frequent use of the shelf registration process and changes in overall market conditions. For the calendar year 2007, our market ranking for publicly reported global debt origination was sixth with a 5.4% share, down from a rank of fourth with a 6.2% share in calendar year 2006.

Global Finance—Equity net revenues increased 25% in 2007 to a record $1.0 billion from 2006 revenues of $815 million, consistent with a 23% increase in industry-wide global equity origination market volumes. The increase in 2007 net revenues also included strong, customer-driven derivative-related activity, which more than doubled from 2006 levels. On a sequential year basis, net revenues associated with private placement transactions and accelerated stock repurchases increased 72%. IPO net revenues increased 38% compared to the 2006 fiscal year and IPO net revenues increased within all geographic segments. Our IPO market volume for 2007 increased 17% compared to fiscal year 2006, slightly lower than the 19% market increase. Our equity-related fee backlog (for both filed and unfiled transactions) at November 30, 2007 was approximately $316 million, up 11% from November 30, 2006; however, that measure may not be indicative of the level of future business depending on changes in overall market conditions. For the calendar year 2007, our market ranking for publicly reported global equity origination was ninth with a 3.0% share, consistent with our rank in calendar year 2006 during which we had a 3.5% market share.

Advisory Services revenues were a record $1.3 billion in 2007, up 45% from then-record revenues in 2006. Industry-wide completed and announced transaction volumes increased 32% and 27%, respectively, in 2007 from 2006, while our completed and announced volumes increased 124% and 49%, respectively, in the same comparative period. Our global market share for publicly reported completed and announced transactions increased to 21% and 17%, respectively, for calendar 2007, up 16% for both measures, in calendar year 2006. Our M&A fee backlog at November 30, 2007 was $374 million, up 54% from November 30, 2006; however, that measure may not be indicative of the level of future business depending on changes in overall market conditions. For the calendar year 2007, our market ranking for completed transactions was sixth with a 20.9% share, up from a rank of seventh with a 15.8% share in calendar year 2006. Our market

1                    Debt and equity underwriting volumes as reported by Thomson Financial, an operating unit of The Thomson Corporation., are based on full credit for single-book managers and equal credit for joint-book managers. Debt underwriting volumes include both publicly registered and Rule 144A issues of high grade and high yield bonds, sovereign, agency and taxable municipal debt, non-convertible preferred stock and mortgage- and asset-backed securities. Equity underwriting volumes include both publicly registered and Rule 144A issues of common stock and convertibles. Because publicly reported debt and equity underwriting volumes do not necessarily correspond to the amount of securities actually underwritten and do not include certain private placements and other transactions, and because revenue rates vary among transactions, publicly reported debt and equity underwriting volumes may not be indicative of revenues in a given period. Additionally, because Advisory Services volumes are based on full credit to each of the advisors in a transaction, and because revenue rates vary among transactions, Advisory Services volumes may not be indicative of revenues in a given period.

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

ranking for announced transactions was ninth with a 17.3% share, down from a rank of eighth with a 15.5% share in calendar year 2006.

2006 vs. 2005. Investment banking revenues totaled $3.2 billion and $2.9 billion in 2006 and 2005, respectively, representing a 9% increase from the prior fiscal year. Non-interest expenses rose 23% in 2006 from 2005, attributable to an increase in compensation and benefits expense related to an increased number of employees and higher revenues, as well as higher non-personnel expenses from increased business activity. As a result, income before taxes declined 23% in 2006 to $660 million from $855 million in 2005.

Global Finance—Debt revenues were a record $1.4 billion in 2006, increasing 9% over 2005 as investors took advantage of continued low interest rates, tight credit spreads and a flattened yield curve. Revenues also increased significantly over 2005 on relatively flat volumes due to higher margins on several large transactions. Partially offsetting these factors was a lower level of client-driven derivative and other capital markets–related transactions with our investment banking clients which totaled $222 million in 2006, compared with $318 million in 2005. Publicly reported global debt origination market volumes increased 17% in 2006 over 2005, with our origination market volumes increasing 8% over the same period. Our debt origination fee backlog of $245 million at November 30, 2006 increased 13% from November 30, 2005. For the calendar year 2006, our market ranking for publicly reported global debt originations was fourth with a 6.2% share, down from a rank of third with a 6.7% share in calendar year 2005.

Global Finance—Equity revenues declined 1% in 2006 to $815 million from record 2005 revenues, despite a 35% increase in industry-wide global equity origination market volumes. Revenues in 2006 reflected strength in IPO activities, offset by lower revenues from the Asia region, which benefited from several large transactions in 2005. Our IPO market volume for 2006 increased 25% from fiscal year 2005, compared to the overall market’s increase of 63%. Our equity-related fee backlog (for both filed and unfiled transactions) at November 30, 2006 was approximately $286 million. Our market share for publicly reported global equity underwriting transactions decreased to 3.5% in calendar 2006 from 4.8% for calendar year 2005.

Advisory Services revenues were $921 million in 2006, up 20% from 2005. Industry-wide completed and announced transaction volumes increased 31% and 34%, respectively, in 2006 from 2005, while our completed and announced volumes increased 21% and 27%, respectively, from the same comparative period. M&A volumes rose during the period due to increasing equity markets, strong corporate profitability and balance sheets, and available capital raised by financial sponsors. Our global market share for publicly reported completed transactions increased to 15.8% for calendar 2006, up from 13.4% in calendar year 2005. Our M&A fee backlog at November 30, 2006 was $243 million down 1% from November 30, 2005.

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

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth the operating results of our Investment Management segment.

Investment Management Results of Operations

				Percent Change
	Year Ended November 30,			2007/	2006/
In millions	2007	2006	2005	2006	2005
Principal transactions	$797	$517	$418	54%	24%
Commissions	719	630	596	14	6
Interest and dividends	45	20	56	125	(64)
Asset management and other	1,642	1,308	911	26	44
Total revenues	3,203	2,475	1,981	29	25
Interest expense	106	58	52	83	12
Net revenues	3,097	2,417	1,929	28	25
Non-interest expenses	2,306	1,892	1,527	22	24
Income before taxes	$791	$525	$402	51%	31%

The following table sets forth our Asset Management and Private Investment Management net revenues.

Investment Management Net Revenues

				Percent Change
	Year Ended November 30,			2007/	2006/
In millions	2007	2006	2005	2006	2005
Asset Management	$1,877	$1,432	$1,026	31%	40%
Private Investment Management	1,220	985	903	24	9
	$3,097	$2,417	$1,929	28%	25%

The following table sets forth our AUM by asset class.

Composition of Assets Under Management

				Percent Change
	At November 30,			2007/	2006/
In billions	2007	2006	2005	2006	2005
Equity	$107	$95	$75	13%	27%
Fixed income	75	61	55	23	11
Money markets	66	48	29	38	66
Alternative investments	34	21	16	62	31
	$282	$225	$175	25%	29%

The following table sets forth a summary of the changes in our AUM.

Changes in Assets Under Management

				Percent Change
	Year Ended November 30,			2007/	2006/
In billions	2007	2006	2005	2006	2005
Opening balance	$225	$175	$137	29%	28%
Net additions	41	35	26	17	35
Net market appreciation	16	15	12	7	25
Total increase	57	50	38	14	32
Assets Under Management	$282	$225	$175	25%	29%

2007 vs. 2006. Investment Management net revenues ended the fiscal year up 28% compared to 2006, as Asset Management and Private Investment Management both achieved record results in 2007. Non-interest expense of $2.3 billion for 2007 increased 22% compared with 2006, resulting from higher levels of discretionary compensation resulting from increased net revenues and numbers of employees. Non-personnel expenses also increased, primarily due to higher brokerage, clearing, exchange and distribution fees. The continued expansion of this business platform globally contributed to the comparative increases in Non-interest and Non-personnel expenses. Income before taxes of $791 million increased 51% compared with 2006. In part, this increase was reflective of higher pre-tax margins associated with revenue generated

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

from minority stake investments in alternative asset managers. Pre-tax margins in 2007 were 26% compared to 22% in 2006.

Asset Management net revenues of $1.9 billion in 2007 increased by 31% from 2006, reflecting significantly higher management fees, principally due to strong growth in AUM, and higher incentive fees. During the fiscal year, AUM increased $57 billion or 25% to approximately $282 billion. 72% of the increase was a result of net inflows across all asset categories.

Private Investment Management net revenues of $1.2 billion increased 24% in 2007 from 2006, driven both by higher equity-related activity, especially within the volatility and cash businesses, and higher fixed income-related activity, especially in credit products, securitized products and global rates business. Fixed income-related activity in the second half of the fiscal year slowed as clients became less active in fixed income-related products as a result of higher volatility in the global markets and credit concerns in certain asset classes.

2006 vs. 2005. Net revenues totaled $2.4 billion and $1.9 billion in 2006 and 2005, respectively, representing a 25% increase, as both Asset Management and Private Investment Management achieved then record results in 2006. Non-interest expenses totaled $1.9 billion and $1.5 billion in 2006 and 2005, respectively. The 24% increase in Non-interest expense was driven by higher compensation and benefits associated with a higher level of earnings and headcount, as well as increased Non-personnel expenses from continued expansion of the business, especially into non–U.S. regions. Income before taxes increased 31% in 2006 to $525 million from $402 million in 2005. Pre-tax margin was 22% and 21% in 2006 and 2005, respectively.

Asset Management net revenues of $1.4 billion in 2006 increased by 40% from 2005, driven by a 29% increase in AUM and strong revenues from our growing alternative investment offerings, which contributed higher incentive fees in 2006 compared to 2005. AUM increased to a record $225 billion at November 30, 2006, up from $175 billion at November 30, 2005, with 70% of the increase resulting from net inflows.

Private Investment Management net revenues of $985 million increased 9% in 2006 from 2005, driven by higher equity-related activity, especially within the volatility and cash businesses. Fixed income-related activity was relatively flat in 2006 compared to 2005 as a result of clients’ asset reallocations into equity products.

Geographic Revenues

We organize our operations into three geographic regions:

•                  Europe and the Middle East, inclusive of our operations in Russia and Turkey;

•                  Asia-Pacific, inclusive of our operations in Australia and India; and

•                  the Americas.

Net revenues presented by geographic region are based upon the location of the senior coverage banker or investment advisor in the case of Investment Banking or Asset Management, respectively, or where the position was risk managed within Capital Markets and Private Investment Management. Certain revenues associated with U.S. products and services that result from relationships with international clients have been classified as international revenues using an allocation process. In addition, expenses contain certain internal allocations, such as regional transfer pricing, which are centrally managed. The methodology for allocating the firm’s revenues and expenses to geographic regions is dependent on the judgment of management.

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following presents, in management’s judgment, a reasonable representation of each region’s contribution to our operating results.

Geographic Operating Results

				Percent Change
	Year Ended November 30,			2007/	2006/
In millions	2007	2006	2005	2006	2005
Europe and the Middle East
Net revenues	$6,296	$4,536	$3,601	39%	26%
Non-interest expense	4,221	3,303	2,689	28	23
Income before taxes	2,075	1,233	912	68	35
Asia-Pacific
Net revenues	3,145	1,809	1,650	74	10
Non-interest expense	1,831	1,191	872	54	37
Income before taxes	1,314	618	778	113	(21)
Americas
U.S.	9,634	11,116	9,270	(13)	20
Other Americas	182	122	109	49	12
Net revenues	9,816	11,238	9,379	(13)	20
Non-interest expense	7,192	7,184	6,240	—	15
Income before taxes	2,624	4,054	3,139	(35)	29
Total
Net revenues	19,257	17,583	14,630	10	20
Non-interest expense	13,244	11,678	9,801	13	19
Income before taxes	$6,013	$5,905	$4,829	2%	22%

The below charts illustrate the contribution percentage of each geographic region to our total net revenues.

2007 vs. 2006. Non-Americas net revenues rose 49% in 2007 from 2006 to a record $9.4 billion, representing 49% of total net revenues in 2007 and 36% in 2006. The increase in 2007 net revenues was due to the continued growth in Capital Markets as well as the continued expansion of our Investment Management business in both the Europe and the Middle East and the Asia-Pacific regions. Non-U.S. net revenues represented 50% and 37% of total net revenues for the 2007 and 2006 fiscal years.

Net revenues in Europe and the Middle East rose 39% in 2007 from 2006, reflecting record performance in Capital Markets—Equities, Investment Banking and Investment Management. In Capital Markets—Equities, higher revenues were driven by improved risk and trading strategies, as well as record customer flow activity, increased volume and gains from principal investment activities. In Investment Banking, higher net revenues reflected record results in leveraged finance revenue and advisory revenue, as well as equity origination. In Investment Management, higher net revenues reflected a significant increase in AUM. Income before taxes for Europe and the Middle East increased 68%.

Net revenues in Asia-Pacific rose 74% in 2007 from 2006, reflecting strong performance in all business segments. Capital Markets results were driven by strong performances in execution services and volatility based upon strong customer-demand as Asian equity markets outperformed other regions in the fiscal year. Investment Banking results were driven by strong IPO activity and debt-related transactions. Investment Management results are reflective of our continued development of this business segment in this geographic sector. Income before taxes for Asia-Pacific increased 113%.

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

2006 vs. 2005. Non–Americas net revenues rose 21% in 2006 from 2005 to $6.3 billion, representing 36% of total net revenues both in 2006 and 2005. The increase in 2006 net revenues was due to the continued growth in Capital Markets as well as the continued expansion of our Investment Management business in both Europe and Asia. Net revenues in Europe and the Middle East rose 26% in 2006 from 2005, reflective of higher revenues in Capital Markets, growth in Investment Management and strong results in Investment Banking. In Capital Markets—Fixed Income, higher revenues were driven by credit products, securitized products and our real estate business. In Capital Markets—Equities, higher net revenues reflect strong results in equity derivatives and equity prime brokerage services. Income before taxes for Europe and the Middle East increased 35%. Net revenues in Asia-Pacific rose 10% in 2006 from 2005, reflective of higher revenues in Capital Markets and the growth in Investment Management, partially offset by declining revenues in Investment Banking. Capital Markets net revenues increased in 2006 primarily from strong performances in commercial mortgages and real estate, equity derivatives and improved equity trading strategies, partially offset by lower revenues from interest rate products. Income before taxes for Asia-Pacific decreased 21%.

Liquidity, Funding and Capital Resources

We establish and monitor compliance with guidelines for the level and composition of our liquidity pool and asset funding, the makeup and size of our balance sheet and the utilization of our equity.

During the latter half of our 2007 fiscal year, the global capital markets experienced a significant contraction in available liquidity as the adverse market environment experienced in our third quarter continued into our fourth quarter and deteriorated further in November 2007. Despite infusions of liquidity by central banks into the financial system, broad asset classes, particularly U.S. subprime residential mortgages and structured credit products, remained thinly traded throughout this period. Notwithstanding these global market conditions, we ended the period with a very strong liquidity position. At November 30, 2007, our liquidity pool was approximately $35 billion, up from approximately $31 billion at November 30, 2006 and down slightly from approximately $36 billion at the end of the third quarter of the 2007 fiscal year. Long-term capital (long-term borrowings, excluding borrowings with remaining contractual maturities within twelve months of the financial statement date, and total stockholders’ equity) was at approximately $146 billion at the end of 2007 fiscal year, up from approximately $100 billion at November 30, 2006 and $142 billion at the end of the third quarter of the 2007 fiscal year. Also during 2007, Holdings’ and LBI’s credit ratings were upgraded by two credit rating agencies.

Liquidity

Liquidity pool. We maintain a liquidity pool available to Holdings that covers expected cash outflows for twelve months in a stressed liquidity environment. In assessing the required size of our liquidity pool, we assume that assets outside the liquidity pool cannot be sold to generate cash, unsecured debt cannot be issued, and any cash and unencumbered liquid collateral outside of the liquidity pool cannot be used to support the liquidity of Holdings. Our liquidity pool is sized to cover expected cash outflows associated with the following items:

•                  The repayment of approximately $21.5 billion of unsecured debt, which is all of the unsecured debt maturing in the next twelve months issued by Holdings and our unregulated entities, excluding approximately $3.7 billion of structured note self-funding trades that are measured at fair value and managed by business units through matched, unencumbered asset portfolios outside of Holdings’ liquidity pool. Our regulated entities each maintain their own liquidity pool sized to cover the repayment of the approximately $2.3 billion in aggregate of unsecured debt maturing in the next twelve months issued by those regulated entities.

•                  The funding of commitments to extend credit made by Holdings and certain unregulated subsidiaries based on a probabilistic model. The funding of commitments to extend credit made by our regulated subsidiaries (including our banks) is covered by the liquidity pools maintained by these regulated subsidiaries. For additional information, see “Contractual Obligations and Lending-Related Commitments” below and Note 9, “Commitments, Contingencies and Guarantees,” to the Consolidated Financial Statements.

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

In addition, the liquidity pool is sized to cover the impact of a one notch downgrade of Holdings’ long-term debt ratings, including the additional collateral that would be required to be posted against derivative contracts and other

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

secured funding arrangements. See “Credit Ratings” below.

The liquidity pool is invested in liquid instruments, including cash equivalents, G-7 government bonds and U.S. agency securities, investment grade asset-backed securities and other liquid securities that we believe have a highly reliable pledge value. We calculate our liquidity pool on a daily basis.

Our estimated values of the liquidity pool and other unencumbered (i.e., unpledged) asset portfolios available are:

	At November 30,
In billions	2007	2006
Unregulated
Holdings liquidity pool at pledge value	$34.9	$31.4
Other unencumbered assets at market value	63.2	39.4
	98.1	70.8
Regulated (1)
Unencumbered assets held by bank entities at market value(2)	33.2	22.3
Unencumbered assets held by non-bank entities at market value	62.3	50.8
	95.5	73.1
Total	$193.6	$143.9

(1)              Our regulated subsidiaries, such as our U.S. and non-U.S. broker-dealers and bank entities, maintain their own liquidity pools to cover their stand-alone expected annualized cash funding needs in a stressed liquidity environment. Unencumbered assets in regulated entities are generally restricted from transfer and therefore considered not available to support the liquidity needs of Holdings’ or other unregulated entities.

(2)     Our deposit-taking bank entities consist of two U.S. institutions and one in Germany.

Funding of assets. We fund assets based on their liquidity characteristics, and utilize cash capital1 to provide financing for our long-term funding needs. Our funding strategy incorporates the following factors:

•                  Liquid assets (i.e., assets for which we believe a reliable secured funding market exists across all market environments including government bonds, U.S. agency securities, corporate bonds, asset-backed securities and equity securities) are primarily funded on a secured basis.

•                  Secured funding “haircuts” are funded with cash capital.

•                  Illiquid assets (e.g., fixed assets, intangible assets and margin postings) and less liquid inventory positions (e.g., derivatives, private equity investments, certain corporate loans, certain commercial mortgages and real estate positions) are funded with cash capital.

•                  Certain unencumbered assets that are not part of the liquidity pool irrespective of asset quality are also funded with cash capital. These assets are typically unencumbered because of operational and asset-specific factors (e.g., securities moving between depots). We do not assume a change in these factors during a stressed liquidity event.

As part of our funding strategy, we also take steps to mitigate our main sources of contingent liquidity risk as follows:

•                  Commitments to extend credit – Cash capital is utilized to cover a probabilistic estimate of expected funding of commitments to extend credit. For a further discussion of our commitments, see “Contractual Obligations and Lending-Related Commitments” in this MD&A and Note 9, “Commitments, Contingencies and Guarantees,” to the Consolidated Financial Statements.

•                  Ratings downgrade – Cash capital is utilized to cover the liquidity impact of a one-notch downgrade on Holdings. A ratings downgrade would increase the amount of collateral to be posted against our derivative contracts and other secured funding arrangements. For a further discussion of credit ratings and the potential impacts of ratings downgrades, see “Credit Ratings” below.

•                  Client financing – We provide secured financing to our clients typically through repurchase and prime broker agreements. These financing activities can create liquidity risk if the availability and terms of our own secured borrowing agreements adversely change during a stressed liquidity event and we are unable to reflect these changes in our client financing agreements. We mitigate this risk by entering into term secured borrowing

1                   Cash capital consists of stockholders’ equity, the estimated sustainable portion of core deposit liabilities at our bank subsidiaries, and liabilities with remaining term of one year or more.

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

agreements, in which we can fund different types of collateral at pre-determined collateralization levels, and by maintaining liquidity pools at our regulated broker-dealers.

Our policy is to operate with an excess of long-term funding sources over our long-term funding requirements (“cash capital surplus”). We seek to maintain a cash capital surplus at Holdings of at least $2.0 billion. As of November 30, 2007, our cash capital surplus at Holdings increased to $8.0 billion, up from $6.0 billion at November 30, 2006. Additionally, at November 30, 2007 and 2006, our cash capital surplus in our regulated entities was approximately $12.6 billion and $10.0 billion, respectively.

We hedge the majority of foreign exchange risk associated with investments in subsidiaries in non-U.S. dollar currencies using foreign currency-denominated long-term debt and forwards.

Diversification of funding sources. We seek to diversify our funding sources. We issue long-term debt in multiple currencies and across a wide range of maturities to tap many investor bases, thereby reducing our reliance on any one source.

•                  During 2007, we issued $86.3 billion of long-term borrowings. Long-term borrowings (less current portion) increased to $123.2 billion at November 30, 2007, up from $81.2 billion at November 30, 2006 principally to support the growth in our assets as well as to pre-fund a portion of our 2008 maturities. The weighted-average maturities of our long-term borrowings were 7.1 and 6.3 years at November 30, 2007 and 2006, respectively.

•                  We diversify our issuances geographically to minimize refinancing risk and broaden our debt-holder base. As of November 30, 2007, 54% of our long-term debt was issued outside the United States. In comparison, as of November 30, 2006, 49% of our long-term debt was issued outside the United States.

•                  In order to minimize refinancing risk, we establish limits (stated as percentages of outstanding long-term borrowings) on our long-term borrowings anticipated to mature within any quarterly (12.5%), half-year (17.5%) and full-year (30.0%) interval. At November 30, 2007, those limits were $15.4 billion, $21.6 billion and $37.0 billion, respectively. If we were to operate with debt above these levels, we would not include the additional amount as a source of cash capital.

•                  We typically issue in sufficient size to create a liquid benchmark issuance (i.e., sufficient size to be included in the Lehman Bond Index, a widely used index for fixed income asset managers).

Long-term debt is accounted for in our long-term-borrowings maturity profile at its contractual maturity date if the debt is redeemable at our option. Long-term debt that is repayable at par at the holder’s option is included in these limits at its earliest redemption date. Extendible issuances (which mature on an initial specified maturity date, unless the debt holders elect to extend the term of the note for a period specified in the note) are included in these limits at their earliest maturity date.

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The quarterly long-term borrowings maturity schedule over the next five years at November 30, 2007 is as follows:

Long-Term Borrowings Maturity Profile Chart(1)

(1)             Included in long-term debt is $5.1 billion of certain hybrid financial instruments with contingent early redemption features linked to market prices or other triggering events (e.g., the downgrade of a reference obligation underlying a credit—linked note). In the above maturity table, these notes are shown at their contractual maturity. In determining the cash capital value of these notes, however, we excluded the portion reasonably expected to mature within twelve months ($2.2 billion) from our cash capital sources at November 30, 2007.

•               We use both committed and uncommitted bilateral and syndicated long-term bank facilities to complement our long-term debt issuance. In particular, Holdings maintains a $2.0 billion unsecured, committed revolving credit agreement with a syndicate of banks that expires in February 2009. In addition, we maintain a $2.5 billion multi-currency unsecured, committed revolving credit facility (“European Facility”) with a syndicate of banks for Lehman Brothers Bankhaus AG (“Bankhaus”) and Lehman Brothers Treasury Co. B.V. that expires in April 2010. Our ability to borrow under such facilities is conditioned on complying with customary lending conditions and covenants. We have maintained compliance with the material covenants under these credit agreements at all times. We draw on both of these facilities from time to time in the normal course of conducting our business. As of November 30, 2007, there were no outstanding borrowings against either Holdings’ credit facility or the European Facility.

•               We have established a $2.4 billion conduit that issues secured liquidity notes to pre-fund high grade loan commitments. This is fully backed by a triple-A rated, third-party, one-year revolving liquidity back stop, which we have in turn fully backed. This conduit is consolidated in Holdings’ results of operations.

•               We participate in an A-1/P-1-rated multi-seller conduit. This multi-seller issues secured liquidity notes to provide financing. We use this conduit for purposes of funding a portion of our contingent acquisition commitments. At November 30, 2007, we were contingently committed to providing $1.6 billion of liquidity if the conduit is unable to remarket the secured liquidity notes upon their maturity, generally, one year after a failed remarketing event. This conduit is not consolidated in Holdings’ results of operations.

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

•                  We own three bank entities: Lehman Brothers Bank, a U.S.-based thrift institution, Lehman Brothers Commercial Bank, a U.S.-based industrial bank, and Bankhaus. These regulated bank entities operate in a deposit-protected environment and are able to source low-cost unsecured funds that are primarily term deposits. These bank entities are generally insulated from a company-specific or market liquidity event, thereby providing a reliable funding source for their mortgage products and selected loan assets and increasing our consolidated funding diversification. Overall, these bank entities have raised $29.4 billion and $21.4 billion of customer deposit liabilities as of November 30, 2007 and 2006, respectively.

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

Funding action plan. We have developed and regularly update a Funding Action Plan, which represents a detailed action plan to manage a stress liquidity event, including a communication plan for regulators, creditors, investors and clients. The Funding Action Plan considers two types of liquidity stress events—a Company-specific event, where there are no issues with overall market liquidity and a broader market-wide event, which affects not just our Company but the entire market.

In a Company-specific event, we assume we would lose access to the unsecured funding market for a full year and have to rely on the liquidity pool available to Holdings to cover expected cash outflows over the next twelve months.

In a market liquidity event, in addition to the pressure of a Company-specific event, we also assume that, because the event is market wide, additional counterparties to whom we have extended liquidity facilities draw on these facilities. To mitigate the effect of a market liquidity event, we have developed access to additional liquidity sources beyond the liquidity pool at Holdings, including unutilized funding capacity in our bank entities and unutilized capacity in our bank facilities. See “Funding of assets” above.

We perform regular assessments of our funding requirements in stress liquidity scenarios to best ensure we can meet all our funding obligations in all market environments.

Legal entity structure. Our legal entity structure can constrain liquidity available to Holdings. Some of our legal entities, particularly our regulated broker-dealers and bank entities, are restricted in the amount of funds that they can distribute or lend to Holdings. For a further discussion, see Note 15, “Regulatory Requirements,” to the Consolidated Financial Statements.

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

Credit Ratings

During the 2007 calendar year, Holdings’ and LBI’s credit ratings were upgraded by two of the rating agencies. Like other companies in the securities industry, we rely on external sources to finance a significant portion of our day-to-day operations. The cost and availability of unsecured financing are affected by our short-term and long-term credit ratings. Factors that may be significant to the determination of our credit ratings or otherwise affect our ability to raise short-term and long-term financing include our profit margin, our earnings trend and volatility, our cash liquidity and liquidity management, our capital structure, our risk level and risk management, our geographic and business diversification, and our relative positions in the markets in which we operate. Deterioration in any of these factors or combination of these factors may lead rating agencies to downgrade our credit ratings. This may increase the cost of, or possibly limit our access to, certain types of unsecured financings and trigger additional collateral requirements in derivative contracts and other secured funding arrangements. In addition, our debt ratings can affect certain capital markets revenues, particularly in those businesses where longer-term counterparty performance is critical, such as over-the-counter (“OTC”) derivative transactions, including credit derivatives and interest rate swaps.

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The current ratings of Holdings and LBI short- and long-term senior borrowings are as follows:

Credit Ratings

	Holdings		LBI
	Short-term	Long-term	Short-term	Long-term
Standard & Poor’s Ratings Services	A-1	A+	A-1+	AA-
Moody’s Investors Service	P-1	A1	P-1	Aa3
Fitch Ratings	F-1+	AA-	F-1+	AA-
Dominion Bond Rating Service Limited(1)	R-1 (middle)	AA (low)	R-1 (middle)	AA

(1)   On December 21, 2007, Dominion Bond Rating Service Limited upgraded Holdings’ long-term senior borrowings rating to AA (low) from A (high) and upgraded LBI’s long-term senior borrowings rating to AA from AA (low).

At November 30, 2007, counterparties had the right to require us to post additional collateral pursuant to derivative contracts and other secured funding arrangements of approximately $2.4 billion. Additionally, at that date we would have been required to post additional collateral pursuant to such arrangements of approximately $0.1 billion in the event we were to experience a downgrade of our senior debt rating of one notch and a further $4.6 billion in the event we were to experience a downgrade of our senior debt rating of two notches.

Cash Flows

Cash and cash equivalents of $7.3 billion at November 30, 2007 increased by $1.3 billion from $6.0 billion at November 30, 2006, as net cash provided by financing activities of $48.6 billion was offset by net cash used in operating activities of $45.6 billion and net cash used in investing activities of $1.7 billion.

Balance Sheet

Assets. The assets on our balance sheet consist primarily of Cash and cash equivalents, Financial instruments and other inventory positions owned, and collateralized agreements. At November 30, 2007, our total assets increased by 37% to $691.1 billion from $503.5 billion at November 30, 2006, due to an increase in secured financing transactions and net assets. Net assets at November 30, 2007 increased $104.0 billion from the prior year due to increases across most inventory categories, as well as an increase in customer secured receivables, as we continued to grow the Firm. Our calculation of Net assets excludes from total assets: (i) cash and securities segregated and on deposit for regulatory and other purposes; (ii) collateralized lending agreements; and (iii) identifiable intangible assets and goodwill. We believe net assets to be a more useful measure of our assets than total assets because it excludes certain low-risk, non-inventory assets. Our calculation of Net assets may not be comparable to other, similarly titled calculations by other companies as a result of different calculation methodologies.

At November 30, 2007 and 2006 our total and net assets were comprised of the following items:

Net Assets

	At November 30,
In millions	2007	2006
Total assets	$691,063	$503,545
Cash and securities segregated and on deposit for regulatory and other purposes	(12,743)	(6,091)
Collateralized lending agreements	(301,234)	(225,156)
Identifiable intangible assets and goodwill	(4,127)	(3,362)
Net assets	$372,959	$268,936

Included within Net assets are real estate held for sale, certain high yield instruments and private equity and other principal investments.

Real estate held for sale. We invest in real estate through direct investments in equity and debt. We record real estate held for sale at the lower of its carrying amount or fair value less cost to sell. The assessment of fair value less cost to sell generally requires the use of management estimates and generally is based on property appraisals provided by third parties and also incorporates an analysis of the related property cash flow projections. We had real estate investments of approximately $21.9 billion and $9.4 billion at November 30, 2007 and 2006, respectively. Because portions of these assets have been financed on a non-recourse basis, our net investment position was limited to $12.8 billion and $5.9 billion at November 30, 2007 and 2006, respectively.

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

High yield instruments. We underwrite, syndicate, invest in and make markets in high yield corporate debt securities and loans. We define high yield instruments as securities of or loans to companies rated BB+ or lower or equivalent ratings by recognized credit rating agencies, as well as non-rated securities or loans that, in management’s opinion, are non-investment grade. High yield debt instruments generally involve greater risks than investment grade instruments and loans due to the issuer’s creditworthiness and the lower liquidity of the market for such instruments, generally. In addition, these issuers generally have relatively higher levels of indebtedness resulting in an increased sensitivity to adverse economic conditions. We seek to reduce these risks through active hedging strategies and through the diversification of our products and counterparties.

High yield instruments are carried at fair value, with unrealized gains and losses reflected in Principal transactions in the Consolidated Statement of Income. Our high yield instruments at November 30, 2007 and 2006 were as follows:

	At November 30,
In millions	2007	2006
Bonds and loans in established trading markets	$31,457	$11,481
Bonds and loans held awaiting securitization and/or syndication	157	4,132
Bonds and loans with little or no pricing transparency	1,118	316
High yield instruments	32,732	15,929
Credit risk hedges(1)	(2,337)	(3,111)
High yield position, net	$30,395	$12,818

(1)                Credit risk hedges represent financial instruments with offsetting risk to the same underlying counterparty, but exclude other credit and market risk mitigants which are highly correlated, such as index, basket and/or sector hedges.

The increase in high-yield positions from 2006 to 2007 is primarily from funded lending commitments that have not been syndicated. At November 30, 2007 and 2006, the largest industry concentrations were 26% and 20%, respectively, and were in the finance and insurance industry classifications. The largest geographic concentrations at November 30, 2007 and 2006 were 66% and 53%, respectively, in the Americas. We mitigate our aggregate and single-issuer net exposure through the use of derivatives, non-recourse financing and other financial instruments.

Private equity and other principal investments. Our Private Equity business operates in six major asset classes: Merchant Banking, Real Estate, Venture Capital, Credit-Related Investments, Private Funds Investments and Infrastructure. We have raised privately-placed funds in these asset classes, for which we act as a general partner and in which we have general and in many cases limited partner interests. In addition, we generally co-invest in the investments made by the funds or may make other non-fund-related direct investments. At November 30, 2007 and 2006, our private equity related investments totaled $4.2 billion and $2.1 billion, respectively. The real estate industry represented the highest concentrations at 41% and 30% at November 30, 2007 and 2006, respectively, and the largest single investment was approximately $275 million and $80 million, at those respective dates.

Our private equity investments are measured at fair value based on our assessment of each underlying investment, incorporating valuations that consider expected cash flows, earnings multiples and/or comparisons to similar market transactions, among other factors. Valuation adjustments, which usually involve the use of significant management estimates, are an integral part of pricing these instruments, reflecting consideration of credit quality, concentration risk, sale restrictions and other liquidity factors. For additional information about our private equity and other principal investment activities, including related commitments, see Note 9, “Commitments, Contingencies and Guarantees,” to the Consolidated Financial Statements.

Equity Management

The management of equity is a critical aspect of our capital management. Determining the appropriate amount of equity capital base is dependent on a number of variables, including the amount of equity needed given our estimation of risk in our business activities, the capital required by laws or regulations, leverage thresholds required by the consolidated supervised entity (“CSE”) rules and credit rating agencies’ perspectives of capital sufficiency.

We continuously evaluate deployment alternatives for our equity with the objective of maximizing shareholder value. In periods where we determine our levels of equity to be beyond those necessary to support our business activities, we may return capital to shareholders through dividend payments or stock repurchases.

We maintain a common stock repurchase program to manage our equity capital. In January 2007, our Board of Directors authorized the repurchase, subject to market conditions, of up to 100 million shares of Holdings common stock for the management of our equity capital, including offsetting dilution due to employee stock awards. This authorization superseded the stock repurchase program authorized in 2006. Our stock repurchase program is effected through

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

open-market purchases, as well as through employee transactions where employees tender shares of common stock to pay for the exercise price of stock options and the required tax withholding obligations upon option exercises and conversion of restricted stock units (“RSUs”) to freely-tradable common stock.

Over the course of our 2007 fiscal year, we repurchased through open-market purchases or withheld from employees for the purposes described above approximately 43.0 million shares of our common stock at an aggregate cost of approximately $3.2 billion, or $73.85 per share. During 2007, we issued 15.4 million shares resulting from employee stock option exercises and another 24.5 million shares were issued out of treasury stock to an irrevocable grantor trust that holds shares for issuance to employees in satisfaction of restricted stock units granted under the Firm’s equity compensation plans (the “RSU Trust”).

In January 2008, our Board of Directors authorized the repurchase, subject to market conditions, of up to 100 million shares of Holdings’ common stock for the management of the Firm’s equity capital, including consideration of dilution due to employee stock awards. This resolution supersedes the stock repurchase program authorized in 2007.

Capital Ratios

Leverage Ratios. The relationship of assets to equity is one measure of a company’s capital adequacy. Generally, this leverage ratio is computed by dividing assets by stockholders’ equity. We believe that a more meaningful, comparative ratio for companies in the securities industry is net leverage, which is the result of net assets divided by tangible equity capital.

Our net leverage ratio is calculated as net assets divided by tangible equity capital. We calculate net assets by excluding from total assets: (i) cash and securities segregated and on deposit for regulatory and other purposes; (ii) collateralized lending agreements; and (iii) identifiable intangible assets and goodwill. We believe net leverage based on net assets to be a more useful measure of leverage, because it excludes certain low-risk, non-inventory assets and utilizes tangible equity capital as a measure of our equity base. We calculate tangible equity capital by including stockholders’ equity and junior subordinated notes and excluding identifiable intangible assets and goodwill. We believe tangible equity capital to be a more meaningful measure of our equity base for purposes of calculating net leverage because it includes instruments we consider to be equity-like due to their subordinated nature, long-term maturity and interest deferral features and we do not view the amount of equity used to support identifiable intangible assets and goodwill as available to support our remaining net assets. These measures may not be comparable to other, similarly titled calculations by other companies as a result of different calculation methodologies.

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Tangible Equity Capital and Capital Ratios

	At November 30,
In millions	2007		2006
Total stockholders’ equity	$22,490		$19,191
Junior subordinated notes (1), (2)	4,740		2,738
Identifiable intangible assets and goodwill	(4,127)		(3,362)
Tangible equity capital	$23,103		$18,567
Total assets	$691,063		$503,545
Leverage ratio	30.7	x	26.2	x
Net assets	$372,959		$268,936
Net leverage ratio	16.1	x	14.5	x

(1)                See Note 8, “Borrowings and Deposit Liabilities,” to the Consolidated Financial Statements.

(2)                Our definition for tangible equity capital limits the amount of junior subordinated notes and preferred stock included in the calculation to 25% of tangible equity capital. The amount excluded was approximately $237 million in 2007 and no amount was excluded in 2006.

Included below are the changes in our tangible equity capital at November 30, 2007 and 2006:

Tangible Equity Capital

	At November 30,
In millions	2007	2006
Beginning tangible equity capital	$18,567	$15,564
Net income	4,192	4,007
Dividends on common stock	(351)	(276)
Dividends on preferred stock	(67)	(66)
Common stock open-market repurchases	(2,605)	(2,678)
Common stock withheld from employees (1)	(573)	(1,003)
Equity-based award plans (2)	2,829	2,396
Net change in junior subordinated notes included in tangible equity (3)	2,002	712
Change in identifiable intangible assets and goodwill	(765)	(106)
Other, net (4)	(126)	17
Ending tangible equity capital	$23,103	$18,567

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

(4)               Other, net for 2007 includes a $67 million net increase to Retained earnings from adoption of SFAS 157 and SFAS 159 and a $210 million decrease to Accumulated other comprehensive income/(loss) from the adoption of SFAS 158. See “Accounting and Regulatory Developments” below for additional information. Other, net for 2006 includes a $6 million net decrease to Retained earnings from the initial adoption of under SFAS 155 and SFAS No. 156, Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140 (“SFAS 156”).

Primary Equity Double Leverage. Primary equity double leverage ratio is the comparison of Holdings’ equity investments in subsidiaries to total equity capital (the sum of total stockholders’ equity and junior subordinated notes). As of November 30, 2007, our equity investment in subsidiaries was $25.1 billion and our total equity capital calculated was $27.5 billion. We aim to maintain a primary equity double leverage ratio of 1.0x or below. Our primary equity double leverage ratio was 0.91x and 0.88x as of November 30, 2007 and 2006, respectively. We believe total equity capital to be a more meaningful measure of our equity than stockholders’ equity because we consider junior subordinated notes to be equity-like due to their subordinated nature, long-term maturity and interest deferral features. We believe primary equity double leverage based on total equity capital to be a useful measure of our equity investments in subsidiaries. Our calculation of primary equity double leverage may not be comparable to other, similarly titled calculations by other companies as a result of different calculation methodologies.

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Contractual Obligations and Lending-Related Commitments

Contractual Obligations

In the normal course of business, we enter into various contractual obligations that may require future cash payments. The following table summarizes the contractual amounts at November 30, 2007 in total and by remaining maturity, and at November 30, 2006. Excluded from the table are a number of obligations recorded in the Consolidated Statement of Financial Condition that generally are short-term in nature, including secured financing transactions, trading liabilities, deposit liabilities at our banking subsidiaries, commercial paper and other short-term borrowings and other payables and accrued liabilities.

	Expiration Per Period at November 30,				Total Contractual Amount
			2010-	2012-	November 30,
In millions	2008	2009	2011	Later	2007	2006
Long-term borrowings	$—	$25,023	$28,146	$69,981	$123,150	$81,178
Operating lease obligations	281	269	493	1,562	2,605	1,714
Capital lease obligations	74	99	206	2,597	2,976	3,043
Purchase obligations	316	10	9	13	348	783

For additional information about long-term borrowings, see Note 8, “Borrowings and Deposit Liabilities,” to the Consolidated Financial Statements. For additional information about operating and capital lease obligations, see Note 9, “Commitments, Contingencies and Guarantees,” to the Consolidated Financial Statements.

Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transaction. Purchase obligations with variable pricing provisions are included in the table based on the minimum contractual amounts. Certain purchase obligations contain termination or renewal provisions. The table reflects the minimum contractual amounts likely to be paid under these agreements assuming the contracts are not terminated.

Lending–Related Commitments

The following table summarizes the contractual amounts of lending-related commitments at November 30, 2007 and 2006:

						Total
	Expiration Per Period at November 30,					Contractual Amount
			2010-	2012-		November 30,
In millions	2008	2009	2011	2013	Later	2007	2006
Lending commitments
High grade (1)	$5,579	$1,039	$6,554	$10,411	$403	$23,986	$17,945
High yield (2)	4,051	411	2,103	4,850	2,658	14,073	7,558
Contingent acquisition facilities
High grade	10,230	—	—	—	—	10,230	1,918
High yield	9,749	—	—	—	—	9,749	12,766
Mortgage commitments	5,082	670	1,378	271	48	7,449	12,162
Secured lending transactions	122,661	455	429	468	1,846	125,859	83,071

(1)     We view our net credit exposure for high grade commitments, after consideration of hedges, to be $12.2 billion and $4.9 billion at November 30, 2007 and 2006, respectively.

(2)     We view our net credit exposure for high yield commitments, after consideration of hedges, to be $12.8 billion and $5.9 billion at November 30, 2007 and 2006, respectively.

We use various hedging and funding strategies to actively manage our market, credit and liquidity exposures on these commitments. We do not believe total commitments necessarily are indicative of actual risk or funding requirements because the commitments may not be drawn or fully used and such amounts are reported before consideration of hedges.

Lending commitments. Through our high grade (investment grade) and high yield (non-investment grade) sales, trading and underwriting activities, we make commitments to extend credit in loan syndication transactions. These commitments and any related drawdowns of these facilities typically have fixed maturity dates and are contingent on certain representations, warranties and contractual conditions applicable to the borrower. We define high yield exposures as securities of or loans to companies rated BB+ or lower or equivalent ratings by recognized credit rating agencies, as well as non-rated securities or loans that, in management’s opinion, are non-investment grade.

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

We had commitments to high grade borrowers at November 30, 2007 and 2006 of $24.0 billion (net credit exposure of $12.2 billion, after consideration of hedges) and $17.9 billion (net credit exposure of $4.9 billion, after consideration of hedges), respectively. We had commitments to high yield borrowers of $14.1 billion (net credit exposure of $12.8 billion, after consideration of hedges) and $7.6 billion (net credit exposure of $5.9 billion, after consideration of hedges) at November 30, 2007 and 2006, respectively.

Contingent acquisition facilities. We provide contingent commitments to investment and non-investment grade counterparties related to acquisition financing. We do not believe contingent acquisition commitments are necessarily indicative of actual risk or funding requirements as funding is dependent both upon a proposed transaction being completed and the acquiror fully utilizing our commitment. Typically, these commitments are made to a potential acquiror in a proposed acquisition, which may or may not be completed depending on whether the potential acquiror to whom we have provided our commitment is successful. A contingent borrower’s ability to draw on the commitment is typically subject to there being no material adverse change in the borrower’s financial condition, among other factors, and the commitments also generally contain certain flexible pricing features to adjust for changing market conditions prior to closing. In addition, acquirers generally utilize multiple financing sources, including other investment and commercial banks, as well as accessing the general capital markets for completing transactions. Therefore, our contingent acquisition commitments are generally greater than the amounts we expect we will ultimately fund. Further, our past practice, consistent with our credit facilitation framework, has been to syndicate acquisition financings to investors. The ultimate timing, amount and pricing of a syndication, however, is influenced by market conditions that may not necessarily be consistent with those at the time the commitment was entered. We provided contingent commitments to high grade counterparties related to acquisition financing of approximately $10.2 billion and $1.9 billion at November 30, 2007 and 2006, respectively, and to high yield counterparties related to acquisition financing of approximately $9.8 billion and $12.8 billion at November 30, 2007 and 2006, respectively.

Mortgage commitments. Through our mortgage origination platforms we make commitments to extend mortgage loans. At November 30, 2007 and 2006, we had outstanding mortgage commitments of approximately $7.4 billion and $12.2 billion, respectively. These commitments included $3.0 billion and $7.0 billion of residential mortgages in 2007 and 2006 and $4.4 billion and $5.2 billion of commercial mortgages at 2007 and 2006. Typically, residential mortgage loan commitments require us to originate mortgage loans at the option of a borrower generally within 90 days at fixed interest rates. Consistent with past practice, our intention is to sell residential mortgage loans, once originated, primarily through securitizations. The ability to sell or securitize mortgage loans, however, is dependent on market conditions.

Secured lending transactions. In connection with our financing activities, we had outstanding commitments under certain collateralized lending arrangements of approximately $9.8 billion and $7.5 billion at November 30, 2007 and 2006, respectively. These commitments require borrowers to provide acceptable collateral, as defined in the agreements, when amounts are drawn under the lending facilities. Advances made under these lending arrangements typically are at variable interest rates and generally provide for over-collateralization. In addition, at November 30, 2007, we had commitments to enter into forward starting secured resale and repurchase agreements, primarily secured by government and government agency collateral, of $70.8 billion and $45.3 billion, respectively, compared to $44.4 billion and $31.2 billion, respectively, at November 30, 2006.

For additional information about lending-related commitments, see Note 9, “Commitments, Contingencies and Guarantees,” to the Consolidated Financial Statements.

Off-Balance-Sheet Arrangements

In the normal course of business we engage in a variety of off-balance-sheet arrangements, including certain derivative contracts meeting the FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”), definition of a guarantee that may require future payments. Other than lending-related commitments already discussed above in “Lending-Related Commitments,” the following table summarizes our off-balance-sheet arrangements at November 30, 2007 and 2006 as follows:

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

						Total
	Expiration Per Period at November 30,					Contractual Amount
			2010-	2012-		November 30,
In millions	2008	2009	2011	2013	Later	2007	2006
Derivative contracts (1)	$87,394	$59,598	$152,317	$210,496	$228,132	$737,937	$534,585
Municipal-securities-related commitments	2,362	733	86	69	3,652	6,902	1,599
Other commitments with variable interest entities	106	3,100	170	963	4,772	9,111	4,902
Standby letters of credit	1,685	5	—	—	—	1,690	2,380
Private equity and other principal investments	820	675	915	173	—	2,583	1,088

(1)     We believe the fair value of these derivative contracts is a more relevant measure of the obligations because we believe the notional amount overstates the expected payout. At November 30, 2007 and 2006, the fair value of these derivative contracts approximated $36.8 billion and $9.3 billion, respectively.

In accordance with FIN 45, the table above includes only certain derivative contracts meeting the FIN 45 definition of a guarantee. For additional information on these guarantees and other off-balance-sheet arrangements, see Note 9 “Commitments, Contingencies and Guarantees,” to the Consolidated Financial Statements.

Derivatives

Neither derivatives’ notional amounts nor underlying instrument values are reflected as assets or liabilities in our Consolidated Statement of Financial Condition. Rather, the market, or fair values, related to derivative transactions are reported in the Consolidated Statement of Financial Condition as assets or liabilities in Derivatives and other contractual agreements, as applicable. Derivatives are presented on a net-by-counterparty basis when a legal right of offset exists, on a net-by-cross product basis when applicable provisions are stated in a master netting agreement; and/or on a net of cash collateral received or paid on a counterparty basis, provided a legal right of offset exists.

We enter into derivative transactions both in a trading capacity and as an end-user. Acting in a trading capacity, we enter into derivative transactions to satisfy the needs of our clients and to manage our own exposure to market and credit risks resulting from our trading activities (collectively, “Trading-Related Derivatives”).

As an end-user, we primarily use derivatives to hedge our exposure to market risk (including foreign currency exchange and interest rate risks) and credit risks (collectively, “End-User Derivatives”). When End-User Derivatives are interest rate swaps they are measured at fair value through earnings and the carrying value of the related hedged item is adjusted through earnings for the effect of changes in the fair value of the risk being hedged. The hedge ineffectiveness in these relationships is recorded in Interest expense in the Consolidated Statement of Income. When End-User Derivatives are used in hedges of net investments in non-U.S. dollar functional currency subsidiaries, the gains or losses are reported within Accumulated other comprehensive income/(loss), net of tax, in Stockholders’ equity.

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

For additional information about our accounting policies and our Trading-Related Derivative activities, see Note 1, “Summary of Significant Accounting Policies,” and Note 3, “Financial Instruments and Other Inventory Positions,” to the Consolidated Financial Statements.

Special Purpose Entities

We enter into various transactions with special purpose entities (“SPEs”). SPEs may be corporations, trusts or partnerships that are established for a limited purpose. There are two types of SPEs— QSPEs and VIEs.

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

A QSPE generally can be described as an entity whose permitted activities are limited to passively holding financial assets and distributing cash flows to investors based on pre-set terms. Our primary involvement with QSPEs relates to securitization transactions in which transferred assets, including mortgages, loans, receivables and other financial assets, are sold to an SPE that qualifies as a QSPE under SFAS 140. In accordance with SFAS 140 and FIN-46(R), we do not consolidate QSPEs. We recognize at fair value the interests we hold in the QSPEs. We derecognize financial assets transferred to QSPEs, provided we have surrendered control over the assets.

Certain SPEs do not meet the QSPE criteria because their permitted activities are not limited sufficiently or the assets are non-qualifying financial instruments (e.g., real estate). These SPEs are referred to as VIEs, and we typically use them to create securities with a unique risk profile desired by investors to intermediate financial risk or to invest in real estate. Examples of our involvement with VIEs include collateralized debt obligations, synthetic credit transactions, real estate investments through VIEs, and other structured financing transactions. Under FIN 46(R), we consolidate a VIE if we are the primary beneficiary of the entity. The primary beneficiary is the party that either (i) absorbs a majority of the VIEs expected losses; (ii) receives a majority of the VIEs expected residual returns; or (iii) both.

For a further discussion of our consolidation policies, see “Critical Accounting Policies and Estimates— Consolidation Accounting Policies” in this MD&A. For a further discussion of our securitization activities and our involvement with VIEs, see Note 6, “Securitizations and Special Purpose Entities,” to the Consolidated Financial Statements.

Other Off-Balance-Sheet Exposure

SIVs. A structured investment vehicle (“SIV”) is an entity that borrows money in the form of commercial paper, medium-term notes or subordinated capital notes, and uses the proceeds to purchase assets, including asset-backed or mortgage-backed securities. We do not own, manage or sponsor any SIVs. Our SIV-related exposure is limited to that acquired through proprietary investments or trading activity, specifically:

•                  At November 30, 2007, we had approximately $75 million of balance sheet exposure representing the aggregate of a fully drawn liquidity loan to a SIV, and medium-term notes and commercial paper issued by SIVs bought in the primary or secondary markets.

•                  We have entered into derivative transactions to which SIVs are counterparties. The total notional amount of these derivative transactions was approximately $4.1 billion at November 30, 2007. We believe the fair value of these derivative transactions is a more relevant measure of the obligations because we believe the notional amount overstates the expected payout. At November 30, 2007, the fair value of these derivative contracts approximated $50 million. For a further discussion of derivative transactions, see Note 9, “Commitments, Contingencies and Guarantees— Other Commitments and Guarantees,” to the Consolidated Financial Statements.

•                  Under resell or repurchase agreements, we have balance sheet exposure to commercial paper issued by SIVs. This exposure was approximately $14 million at November 30, 2007. For a further discussion of resell and repurchase agreements, see Note 5, “Securities Received and Pledged as Collateral,” to the Consolidated Financial Statements.

•                  We manage certain private equity and other alternative investment funds which are not consolidated into our results of operations. At November 30, 2007, a small percentage of the assets within those funds have SIV-related exposure.

Conduits. Conduits are entities established to convey financing. They are thinly capitalized SPE structures established on behalf of a sponsor or sponsors that purchase assets from multiple parties, funding those purchases by issuing commercial paper. Assets held in a conduit serve as collateral for the commercial paper issued by the conduit. We are a sponsor, guarantor, and/or liquidity and credit facility provider to certain conduits. Specifically:

•                  We make certain liquidity commitments and guarantees to commercial paper conduits in support of certain clients’ secured financing transactions. These commitments and guarantees obligate us to provide liquidity to these conduits in the event the conduits cannot obtain funding in the market; however, our obligation is limited to the total amount required to fund our clients’ assets in the conduit. At November 30, 2007, the amount of these commitments was approximately $1.4 billion. We believe our actual risk to be limited because these liquidity commitments are supported by high quality collateral. For a further discussion of derivative transactions, see Note 9, “Commitments, Contingencies and Guarantees— Other Commitments and Guarantees,” to the Consolidated Financial Statements.

•                  We provide guarantees to investors in certain VIEs. These guarantees may include a guaranteed return of the investors’ initial investment or of the investors’ initial investment plus an agreed upon return depending on the terms. At November 30, 2007, these commitments were approximately $6.1 billion. We believe our actual risk to be limited because our obligations are collateralized by the VIEs’ assets and contain significant constraints

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

under which downside protection will be available (e.g., the VIE is required to liquidate assets in the event certain loss levels are triggered). For a further discussion, see Note 9, “Commitments, Contingencies and Guarantees— Other Commitments and Guarantees,” to the Consolidated Financial Statements.

•                  We have established a $2.4 billion conduit that issues secured liquidity notes to pre-fund high grade loan commitments. This conduit is consolidated in Holdings’ results of operations. This is fully backed by a triple-A rated, third-party, one-year revolving liquidity back stop, which we have in turn fully backed. This conduit is consolidated in Holdings’ results of operations.

•                  We participate in an A-1/P-1-rated multi-seller conduit. This multi-seller issues secured liquidity notes to provide financing. Our intention is to utilize this conduit for purposes of funding a portion of our contingent acquisition commitments. At November 30, 2007, we were contingently committed to provide $1.6 billion of liquidity if the conduit is unable to remarket the secured liquidity notes upon their maturity, generally, one year after a failed remarketing event. This conduit is not consolidated in Holdings’ results of operations. For a further discussion of derivative transactions, see Note 9, “Commitments, Contingencies and Guarantees—Other Commitments and Guarantees,” to the Consolidated Financial Statements.

•                  As a dealer and agent in the commercial paper market, we hold a minimal amount in inventory from various conduit programs, including the multi-seller conduit discussed above. At November 30, 2007, the amount of commercial paper in our inventory from conduit programs in which we participate, as dealer and/or agent, was approximately $850 million.

Risk Management

Our goal is to realize returns from our business commensurate with the risks assumed. Our business activities have inherent risks that we monitor, evaluate and manage through a comprehensive risk management structure. These risks include market, credit, liquidity, operational and reputational exposures, among others.

The bases of our risk control processes are:

•                  We establish policies to document our risk principles, our risk capacity and tolerance levels.

•                  We monitor and enforce adherence to our risk policies.

•                  We measure quantifiable risks using methodologies and models based on tested assumptions.

•                  We identify emerging risks through monitoring our portfolios, new business development, unusual or complex transactions and external events and market influences.

•                  We report risks to stakeholders.

Risk Management Structure

While risk cannot be completely eliminated, we have designed our internal control environment to put appropriate risk mitigants in place. Our control processes separate the duties of risk management from revenue generation and effect management oversight of the risk management function.

Our overall risk limits and risk management policies, including establishment of risk tolerance levels, are determined by the Risk Committee.  The Risk Committee, which includes management’s Executive Committee, the Global Head of Risk Management and certain other members of senior management, reviews our risk exposures, position concentrations and risk-taking activities on a weekly basis, or more frequently as needed.  Our Risk Committee allocates the usage of capital to each of our businesses and establishes trading and credit limits for counterparties with a goal to maintain diversification of our businesses, counterparties and geographic presence.

The Global Risk Management Division (the “Division”) is independent of revenue-generation but maintains a presence in our regional trading centers as well as in key sales offices. The Division’s role is to assist in explaining our risks and making them clear to management and others. The organization of the Division reflects our integrated approach to risk management, bringing together the skill sets of credit, market, quantitative, sovereign and operational risk management groups.

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Market Risk

Market risk is the potential change to the market value of our trading and investing positions. We assume market risk in our market-making, specialist, proprietary trading, investing and underwriting activities.

Market risk can result from changes in market variables, including:

•                  Changes in the level, slope or shape of yield curves (interest rates), widening or tightening of general spread levels (credit or credit-related spreads) and volatility of interest rates.

•                  Directional movements in prices and volatilities of individual equities, equity baskets and equity indices.

•                  Movement of domestic and foreign currency rates.

•                  Price movements of commodities such as electricity, natural gas, and oil.

•                  Changes in asset valuations.

Responsibility for defining and monitoring market risk tolerance levels is that of our Market Risk Management Department (the “MRM Department”). Based upon the MRM Department’s established thresholds, management applies business judgment to mitigate these risks, managing our risk exposures by diversifying portfolios, limiting position sizes and establishing economic hedges. Both the MRM Department and management also rely upon the Quantitative Risk Management Department (the “QRM Department”) to ensure that both quantifiable and unquantifiable risk is identified, assessed and managed.

Management and the MRM and QRM Departments use qualitative and quantitative risk measures and analyses such as sensitivity to changes in interest rates, prices, and implied volatilities. Stress testing, which measures the impact on the value of existing portfolios of specific changes in market factors for certain products, is performed with regularity. Scenario analyses, which estimate sensitivity to a set of predefined market and/or external events, are also conducted periodically. A statistical measure of the potential loss in the fair value of a portfolio due to adverse movements in underlying risk factors known as value-at-risk (“VaR”) is also used to monitor and manage market risk.

VaR. We estimate VaR using a model that simulates the impact market risk factors would have on our portfolio. Our calculation of VaR is an approximation of earning and loss distributions our portfolio would realize if current market risks were observed in historical markets. Our method uses four years of historical data, weighted to give greater impact to more recent time periods in simulating potential changes in market risk factors, and estimates the amount that our current portfolio could lose with a specified degree of confidence, over a given time interval.

For the table below, a one-day time interval and a 95% confidence level were used. This means that there is a 1-in-20 chance that daily trading net revenue losses on a particular day would exceed the reported VaR.

In a historical simulation VaR, portfolio positions have offsetting risk characteristics, referred to as diversification benefit. We measure the diversification benefit within our portfolio by historically simulating how the positions in our current portfolio would have behaved in relation to each other as opposed to using a static estimate of a diversification benefit, which remains relatively constant from period to period. From time to time there will be changes in our historical simulation VaR due to changes in the diversification benefit across our portfolio of financial instruments.

VaR measures have inherent limitations including: historical market conditions and historical changes in market risk factors may not be accurate predictors of future market conditions or future market risk factors; VaR measurements are based on current positions, while future risk depends on future positions; and VaR based on a one-day measurement period does not fully capture the market risk of positions that cannot be liquidated or hedged within one day. VaR is not intended to capture worst case scenario losses and we could incur losses greater than the VaR amounts reported.

There is no uniform industry methodology for estimating VaR. Different assumptions concerning the number of risk factors, the duration of the time series and daily changes in these risk factors, as well as different methodologies could produce materially different results and therefore caution should be used when comparing VaR measures among comparable institutions.

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

VaR - Historical Simulation

			High/Low VaR for Year Ended November 30,
	Average VaR for Year Ended		2007		2006
In millions	Nov 30, 2007	Nov 30, 2006	High	Low	High	Low
Interest rate risk	$64	$35	$123	$33	$64	$23
Equity price risk	43	19	79	21	31	11
Foreign exchange risk	9	5	16	5	7	2
Commodity risk	7	4	16	4	11	1
Diversification benefit	(32)	(21)
	$91	$42	$155	$48	$74	$29

	At
In millions	Nov 30, 2007	Aug 31, 2007	May 31, 2007	Feb 28, 2007	Nov 30, 2006
Interest rate risk	$96	$79	$51	$58	$48
Equity price risk	50	46	54	26	20
Foreign exchange risk	11	7	6	7	5
Commodity risk	13	8	7	5	6
Diversification benefit	(46)	(40)	(31)	(21)	(25)
	$124	$100	$87	$75	$54

	Average VaR Three Months Ended
In millions	Nov 30, 2007	Aug 31, 2007	May 31, 2007	Feb 28, 2007	Nov 30, 2006
Interest rate risk	$89	$68	$54	$41	$41
Equity price risk	51	45	43	34	20
Foreign exchange risk	10	8	7	11	5
Commodity risk	11	8	6	5	5
Diversification benefit	(37)	(33)	(32)	(28)	(23)
	$124	$96	$78	$63	$48

The increase in both the period end and quarterly average historical simulation VaR was primarily due to increased market volatilities which increased the overall risk across multiple business segments. Coincident with the increased market volatilities across many asset classes was a reduction in diversification between the individual components of market risk.

As part of our risk management control processes, we monitor daily trading net revenues compared with reported historical simulation VaR as of the end of the prior business day. In the 2007 fiscal year, there were four days or 1.6% of days in the period, all occurring in the second half of the twelve month period, when our daily net trading loss exceeded our historical simulation VaR as measured at the close of the previous business day. This compares with an expectation that actual losses would exceed daily net trading losses on 5% of occasions using a 95% confidence level.

Real estate investments are not financial instruments and therefore not contemplated within the VaR calculation. We use stress testing to evaluate risks associated with our real estate portfolios. As of November 30, 2007, we had approximately $21.9 billion of real estate investments; however, our net investment at risk was limited to $12.8 billion as a portion of these assets have been financed on a non-recourse basis. As of November 30, 2007, we estimate that a hypothetical 10% decline in the underlying property values associated with the non-syndicated investments would have resulted in a net revenue loss of approximately $980 million.

Credit Risk

Credit risk represents the loss incurred as a result of failure by a client, counterparty or issuer to meet its contractual obligations. Credit risk is inherent in traditional banking products – loans, commitments to lend and contingent liabilities – and in “traded” products – derivative contracts such as forwards, swaps and options, repurchase agreements (repos and reverse repos), debt securities and securities borrowing and lending transactions.

Management and in particular our Credit Risk Management Department (the “CRM Department”) define and monitor credit risk and exposure. The CRM Department approves counterparties, assigns internal risk ratings, and establishes credit limits, among other risk mitigation procedures. The CRM Department monitors and reviews counterparty risk ratings, current credit exposures and potential credit exposures across products and recommends valuation adjustments, when appropriate. Given market events or counterparties’ changes in financial conditions, additional review and adjustment procedures may be undertaken. We also seek to reduce our current and potential credit exposures by

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

entering into agreements that: offset receivables from and payables to a counterparty; obtain upfront or contingent collateral from counterparties; provide a third-party guarantee for a counterparty’s obligations; and transfer our credit risk to third parties using structures or techniques such as credit derivatives. Working with the MRM Department, the CRM Department also participates in transaction approval, where the risks of the transaction on a stand-alone basis as well as our aggregate risk exposure to the obligor are considered.

Credit Risk on Derivatives. Derivatives are exchange traded or privately negotiated contracts that derive their value from an underlying asset. Derivatives are useful for risk management because the fair values or cash flows of derivatives can be used to offset the changes in fair values or cash flows of other financial instruments. In addition to risk management, we enter into derivative transactions for purposes of client transactions or establishing trading positions. The presentation of derivatives in our Consolidated Statement of Financial Position is net of payments and receipts and, in instances where management determines a legal right of offset exists as a result of a netting agreement, net-by-counterparty. Risk for an OTC derivative includes credit risk associated with the counterparty in the negotiated contract and continues for the duration of that contract.

The fair value of our OTC derivative assets at November 30, 2007 and 2006, was $41.3 billion and $19.5 billion, respectively; however, we view our net credit exposure to have been $34.6 billion and $15.6 billion at November 30, 2007 and 2006, respectively, representing the fair value of OTC derivative contracts in a net receivable position after consideration of collateral.

The following tables set forth the fair value of OTC derivative assets and liabilities by contract type and related net credit exposure, as of November 30, 2007 and November 30, 2006, respectively.

Fair Value of OTC Derivative Contracts by Maturity

	November 30, 2007
					Cross
					Maturity,
					Cross
					Product
	Less			Greater	and Cash		Net
	than	1 to 5	5 to 10	than 10	Collateral	OTC	Credit
In millions	1 Year	Years	Years	Years	Netting (1)	Derivatives	Exposure
Assets
Interest rate, currency and credit
default swaps and options	$4,814	$22,407	$13,915	$15,901	$(35,009)	$22,028	$21,718
Foreign exchange forward
contracts and options	2,940	432	390	166	(1,449)	2,479	1,954
Other fixed income securities
contracts(2)	8,015	866	89	15	(535)	8,450	6,890
Equity contracts	4,615	2,469	629	2,470	(1,826)	8,357	4,043
	$20,384	$26,174	$15,023	$18,552	$(38,819)	$41,314	$34,605
Liabilities
Interest rate, currency and credit
default swaps and options	$4,499	$12,355	$11,483	$11,873	$(29,295)	$10,915
Foreign exchange forward
contracts and options	3,578	540	530	126	(1,886)	2,888
Other fixed income securities
contracts(3)	5,474	608	322	2	(382)	6,024
Equity contracts	5,007	5,584	795	2,928	(5,035)	9,279
	$18,558	$19,087	$13,130	$14,929	$(36,598)	$29,106

(1)     Cross-maturity netting represents the netting of receivable balances with payable balances for the same counterparty across maturity and product categories. Receivable and payable balances with the same counterparty in the same maturity category are netted within the maturity category when appropriate. Cash collateral received or paid is netted on a counterparty basis, provided legal right of offset exists. Assets and liabilities at November 30, 2007 were netted down for cash collateral of approximately $19.7 billion and $17.5 billion, respectively.

(2)     Includes commodity derivative assets of $1.5 billion.

(3)     Includes commodity derivative liabilities of $1.5 billion.

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

	November 30, 2006
					Cross
					Maturity,
					Cross
					Product
	Less			Greater	and Cash		Net
	than	1 to 5	5 to 10	than 10	Collateral	OTC	Credit
In millions	1 Year	Years	Years	Years	Netting (1)	Derivatives	Exposure
Assets
Interest rate, currency and credit
default swaps and options	$1,514	$7,332	$10,121	$8,792	$(19,125)	$8,634	$8,848
Foreign exchange forward
contracts and options	2,560	472	62	43	(1,345)	1,792	1,049
Other fixed income securities
contracts(2)	4,305	3	—	—	—	4,308	3,856
Equity contracts	3,142	2,741	870	362	(2,376)	4,739	1,854
	$11,521	$10,548	$11,053	$9,197	$(22,846)	$19,473	$15,607
Liabilities
Interest rate, currency and credit
default swaps and options	$2,262	$5,481	$5,012	$6,656	$(13,720)	$5,691
Foreign exchange forward
contracts and options	3,204	883	240	33	(2,215)	2,145
Other fixed income securities
contracts(3)	2,596	8	—	—	—	2,604
Equity contracts	3,375	3,736	1,377	260	(4,004)	4,744
	$11,437	$10,108	$6,629	$6,949	$(19,939)	$15,184

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

(2)     Includes commodity derivative assets of $268 million.

(3)     Includes commodity derivative liabilities of $277 million.

Presented below is an analysis of net credit exposure at November 30, 2007 and 2006 for OTC contracts based on actual ratings made by external rating agencies or by equivalent ratings established and used by our CRM Department.

Net Credit Exposure

		Less			Greater	Total
Counterparty	S&P/Moody’s	than	1 to 5	5 to 10	than	November 30,
Risk Rating	Equivalent	1 Year	Years	Years	10 Years	2007	2006
iAAA	AAA/Aaa	5%	5%	6%	8%	24%	14%
iAA	AA/Aa	14	5	3	4	26	39
iA	A/A	10	5	6	16	37	31
iBBB	BBB/Baa	3	1	1	2	7	11
iBB	BB/Ba	2	1	—	—	3	4
iB or lower	B/B1 or lower	1	1	1	—	3	1
		35%	18%	17%	30%	100%	100%

Revenue Volatility

The overall effectiveness of our risk management practices can be evaluated on a broader perspective when analyzing the distribution of daily net trading revenues over time. We consider net trading revenue volatility over time to be a comprehensive evaluator of our overall risk management practices because it incorporates the results of virtually all of our trading activities and types of risk.

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

			High/Low Revenue Volatility for
	Average Revenue Volatility for		Year Ended November 30,
	Year Ended November 30,		2007		2006
In millions	2007	2006	High	Low	High	Low
Interest rate risk	$38	$25	$75	$27	$28	$23
Equity price risk	29	19	45	23	24	14
Foreign exchange risk	5	3	7	5	5	2
Commodity risk	3	1	5	2	4	2
Diversification benefit	(27)	(13)
	$48	$35	$95	$33	$38	$34

	At
In millions	Nov 30, 2007	Aug 31, 2007	May 31, 2007	Feb 28, 2007	Nov 30, 2006
Interest rate risk	$75	$54	$31	$29	$27
Equity price risk	44	34	25	25	24
Foreign exchange risk	6	6	5	5	5
Commodity risk	4	4	3	2	2
Diversification benefit	(34)	(35)	(28)	(26)	(21)
	$95	$63	$36	$35	$37

	Average Revenue Volatility Three Months Ended
In millions	Nov 30, 2007	Aug 31, 2007	May 31, 2007	Feb 28, 2007	Nov 30, 2006
Interest rate risk	$58	$35	$31	$28	$27
Equity price risk	41	28	25	24	23
Foreign exchange risk	6	5	5	5	5
Commodity risk	4	4	3	2	2
Diversification benefit	(34)	(28)	(27)	(24)	(21)
	$75	$44	$37	$35	$36

Average trading net revenue volatility measured in this manner was $48 million for the year ended November 30, 2007, a 37% increase from the comparable measure for the year ended November 30, 2006. The increase of this measurement in fiscal year 2007 was primarily driven by increased volatilities in overall markets.

The following chart sets forth the frequency distribution for daily trading net revenues for our Capital Markets and Investment Management business segments (including trading activity in the fixed income and equity markets undertaken on behalf of client investors and excluding any trading activity undertaken on behalf of those investors in private equity offerings) for the years ended November 30, 2007 and 2006:

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

For the year ended November 30, 2007, the largest loss in daily trading net revenues on any single day was $137 million. For the year ended November 30, 2006, the largest loss in daily trading net revenues on any single day was $59 million.

Liquidity Risk

Liquidity risk is the potential that we are unable to:

•                  Meet our payment obligations when due;

•                  Borrow funds in the market on an on-going basis and at an acceptable price to fund actual or proposed commitments; or

•                  Liquidate assets in a timely manner at a reasonable price.

Management’s Finance Committee is responsible for developing, implementing and enforcing our liquidity, funding and capital policies. These policies include recommendations for capital and balance sheet size as well as the allocation of capital to the business units. Management’s Finance Committee oversees compliance with policies and limits with the goal of ensuring we are not exposed to undue liquidity, funding or capital risk.

Our liquidity strategy seeks to ensure that we maintain sufficient liquidity to meet all of our funding obligations in all market environments. That strategy is centered on five principles:

•                  Maintaining a liquidity pool that is of sufficient size to cover expected cash outflows for one year in a stressed liquidity environment.

•                  Relying on secured funding only to the extent that we believe it would be available in all market environments.

•                  Diversifying our funding sources to minimize reliance on any given provider.

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

For further discussion of our liquidity positions, see “Liquidity, Funding and Capital Resources” in this MD&A.

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operational Risk

Operational risk is the risk of loss resulting from inadequate or failed internal processes, people and systems, or from external causes, whether deliberate, accidental or natural. Operational risk may arise from mistakes, intentional or otherwise, in the execution, confirmation or settlement of transactions or from transactions not being properly recorded, evaluated or accounted. Our businesses are highly dependent on our ability to daily process a large number of transactions across numerous and diverse markets in many currencies, and these transactions have become increasingly complex. Consequently, we rely heavily on our financial, accounting and other data processing systems. In recent years, we have substantially upgraded and expanded the capabilities of our data processing systems and other operating technology, and we expect that we will need to continue to upgrade and expand in the future to avoid disruption of, or constraints on, our operations.

The Operational Risk Management Department is responsible for implementing and maintaining our overall global operational risk management framework, which seeks to minimize these risks through assessing, reporting, monitoring and mitigating operational risks.

We have a company-wide business continuity plan (the “BCP”). The BCP objective is to ensure that we can continue critical operations with limited processing interruption in the event of a business disruption. The business continuity group manages our internal incident response process and develops and maintains continuity plans for critical business functions and infrastructure. This includes determining how vital business activities will be performed until normal processing capabilities can be restored. The business continuity group is also responsible for facilitating disaster recovery and business continuity training and preparedness for our employees.

Reputational and Other Risk

We recognize that maintaining our reputation among clients, investors, regulators and the general public is critical. Maintaining our reputation depends on a large number of factors, including the selection of our clients and the conduct of our business activities. We seek to maintain our reputation by screening potential clients and by conducting our business activities in accordance with high ethical standards.

Potential clients are screened through a multi-step process that begins with the individual business units and product groups. In screening clients, these groups undertake a comprehensive review of the client and its background and the potential transaction to determine, among other things, whether they pose any risks to our reputation. Potential transactions are screened by independent committees in the Firm, which are composed of senior members from various corporate divisions of the Company including members of the Division. These committees review the nature of the client and its business, the due diligence conducted by the business units and product groups and the proposed terms of the transaction to determine overall acceptability of the proposed transaction. In so doing, the committees evaluate the appropriateness of the transaction, including a consideration of ethical and social responsibility issues and the potential effect of the transaction on our reputation.

We are exposed to other risks having an ability to adversely impact our business. Such risks include legal, geopolitical, tax and regulatory risks that may come to bear due to changes in local laws, regulations, accounting standards or tax statutes. To assist in the mitigation of such risks, we monitor and review regulatory, statutory or legal proposals that could impact our businesses. See “Certain Factors Affecting Results of Operations” above and “Risk Factors” in Part I, Item 1A in this Form 10-K.

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

Accounting and Regulatory Developments

The following summarizes accounting standards that have been issued during the periods covered by the Consolidated Financial Statements and the effect of adoption on our results of operations, if any, actual or estimated.

SFAS 123(R). In December 2004, the FASB issued SFAS 123(R), which establishes standards of accounting for transactions in which an entity exchanges its equity instruments for goods and services and focuses primarily on accounting

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

for transaction in which an entity obtains employee services in share-based payment transactions. Two key differences between SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS 123(R) relate to the attribution of compensation costs to reporting periods and accounting for award forfeitures. SFAS 123(R) generally requires the immediate expensing of equity-based awards granted to retirement-eligible employees or awards granted subject to substantive non-compete agreements be expensed over the non-compete period. SFAS 123(R) also requires expected forfeitures to be included in determining stock-based employee compensation expense. We adopted SFAS 123(R) as of the beginning of our 2006 fiscal year and recognized an after-tax gain of approximately $47 million as the cumulative effect of a change in accounting principle attributable to the requirement to estimate forfeitures at the date of grant instead of recognizing them as incurred. For additional information, see Note 12, “Share-Based Employee Incentive Plans,” to the Consolidated Financial Statements.

SFAS 155. In February 2006, the FASB issued SFAS 155, which permits an entity to measure at fair value any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. As permitted, we early adopted SFAS 155 in the first quarter of 2006. The effect of adoption resulted in a $24 million after-tax ($43 million pre-tax) decrease to opening retained earnings as of the beginning of our 2006 fiscal year, representing the difference between the fair value of these hybrid financial instruments and the prior carrying value as of November 30, 2005.

SFAS 156. In March 2006, the FASB issued SFAS 156, which permits entities to elect to measure servicing assets and servicing liabilities at fair value and report changes in fair value in earnings. As a result of adopting SFAS 156, we recognized an $18 million after-tax ($33 million pre-tax) increase to opening retained earnings in our 2006 fiscal year.

SFAS 157. In September 2006, the FASB issued SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value, outlines a fair value hierarchy based on inputs used to measure fair value and enhances disclosure requirements for fair value measurements. SFAS 157 does not change existing guidance as to whether or not an instrument is carried at fair value.

SFAS 157 also (i) nullifies the guidance in EITF No. 02-3, Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities (“EITF 02-3”) that precluded the recognition of a trading profit at the inception of a derivative contract, unless the fair value of such derivative was obtained from a quoted market price or other valuation technique incorporating observable inputs; (ii) clarifies that an issuer’s credit standing should be considered when measuring liabilities at fair value; (iii) precludes the use of a liquidity or block discount when measuring instruments traded in an active market at fair value; and (iv) requires costs related to acquiring financial instruments carried at fair value to be included in earnings as incurred.

We elected to early adopt SFAS 157 at the beginning of 2007 fiscal year and we recorded the difference between the carrying amounts and fair values of (i) stand-alone derivatives and/or certain hybrid financial instruments measured using the guidance in EITF 02-3 on recognition of a trading profit at the inception of a derivative, and (ii) financial instruments that are traded in active markets that were measured at fair value using block discounts, as a cumulative-effect adjustment to opening retained earnings. As a result of adopting SFAS 157, we recognized a $45 million after-tax ($78 million pre-tax) increase to opening retained earnings. For additional information regarding our adoption of SFAS 157, see Note 4, “Fair Value of Financial Instruments,” to the Consolidated Financial Statements.

SFAS 158. In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Retirement Plans (“SFAS 158”), which requires an employer to recognize the over- or under-funded status of its defined benefit postretirement plans as an asset or liability in its Consolidated Statement of Financial Condition, measured as the difference between the fair value of the plan assets and the benefit obligation. For pension plans the benefit obligation is the projected benefit obligation while for other postretirement plans the benefit obligation is the accumulated postretirement obligation. Upon adoption, SFAS 158 requires an employer to recognize previously unrecognized actuarial gains and losses and prior service costs within Accumulated other comprehensive income/(loss) (net of tax), a component of Stockholders’ equity. In accordance with the guidance in SFAS No.158, we adopted this provision of the standard for the year ended November 30, 2007. The adoption of SFAS No.158 reduced Accumulated other comprehensive income/ (loss), by $210 million after-tax ($344 million pre-tax) at November 30, 2007.

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

We elected to early adopt SFAS 159 beginning in our 2007 fiscal year and to measure at fair value substantially all hybrid financial instruments not previously accounted for at fair value under SFAS No. 155, as well as certain deposit liabilities

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

at our U.S. banking subsidiaries. We elected to adopt SFAS 159 for these instruments to reduce the complexity of accounting for these instruments under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. As a result of adopting SFAS 159, we recognized a $22 million after-tax increase ($35 million pre-tax) to opening retained earnings as of December 1, 2006, representing the effect of changing the measurement basis of these financial instruments from an adjusted amortized cost basis at November 30, 2006 to fair value.

SFAS 141(R). In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) expands the definition of transactions and events that qualify as business combinations; requires that the acquired assets and liabilities, including contingencies, be recorded at the fair value determined on the acquisition date and changes thereafter reflected in revenue, not goodwill; changes the recognition timing for restructuring costs; and requires acquisition costs to be expensed as incurred. Adoption of SFAS 141(R) is required for combinations after December 15, 2008. Early adoption and retroactive application of SFAS 141(R) to fiscal years preceding the effective date are not permitted. We are evaluating the impact of adoption on our Consolidated Financial Statements.

SFAS 160. In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements (“SFAS 160”). SFAS 160 re-characterizes minority interests in consolidated subsidiaries as non-controlling interests and requires the classification of minority interests as a component of equity. Under SFAS 160, a change in control will be measured at fair value, with any gain or loss recognized in earnings. The effective date for SFAS 160 is for annual periods beginning on or after December 15, 2008. Early adoption and retroactive application of SFAS 160 to fiscal years preceding the effective date are not permitted. We are evaluating the impact of adoption on our Consolidated Financial Statements.

FIN 48. In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which sets out a framework for management to use to determine the appropriate level of tax reserves to maintain for uncertain tax positions. This interpretation of SFAS No. 109, Accounting for Income Taxes, uses a two-step approach wherein a tax benefit is recognized if a position is more likely than not to be sustained, and the amount of benefit is then measured on a probabilistic approach, as defined in FIN 48. FIN 48 also sets out disclosure requirements to enhance transparency of an entity’s tax reserves. We must adopt FIN 48 as of the beginning of our 2008 fiscal year. We estimate that the effect of adopting FIN 48 at the beginning of the first quarter of 2008 to be a decrease to opening retained earnings of approximately $190 million.

SOP 07-1. In June 2007, the AICPA issued Statement of Position (“SOP”) No. 07-1, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies (“SOP 07-1”). SOP 07-1 addresses when the accounting principles of the AICPA Audit and Accounting Guide Investment Companies must be applied by an entity and whether those accounting principles must be retained by a parent company in consolidation or by an investor in the application of the equity method of accounting. SOP 07-1 is effective for our fiscal year beginning December 1, 2008. We are evaluating the effect of adopting SOP 07-1 on our Consolidated Financial Statements.

EITF Issue No. 04-5. In June 2005, the FASB ratified the consensus reached in EITF 04-5 which requires general partners (or managing members in the case of limited liability companies) to consolidate their partnerships or to provide limited partners with either (i) rights to remove the general partner without cause or to liquidate the partnership; or (ii) substantive participation rights. As the general partner of numerous private equity and asset management partnerships, we adopted EITF 04-5 effective June 30, 2005 for partnerships formed or modified after June 29, 2005. For partnerships formed on or before June 29, 2005 that had not been modified, we adopted EITF 04-5 as of the beginning of our 2007 fiscal year. The adoption of EITF 04-5 did not have a material effect on our Consolidated Financial Statements.

FSP FIN 46(R)-6. In April 2006, the FASB issued FASB Staff Position (“FSP”) FIN 46(R)-6, Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R) (“FSP FIN 46(R)-6”). This FSP addresses how a reporting enterprise should determine the variability to be considered in applying FIN 46(R) by requiring an analysis of the purpose for which an entity was created and the variability that the entity was designed to create. We adopted FSP FIN 46(R)-6 on September 1, 2006 and applied it prospectively to all entities in which we first became involved after that date. Adoption of FSP FIN 46(R)-6 did not have a material effect on our Consolidated Financial Statements.

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

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

FSP FIN 48-1. In May 2007, the FASB directed the FASB Staff to issue FSP No. FIN 48-1, Definition of “Settlement” In FASB Interpretation No. 48 (“FSP FIN 48-1”). Under FSP FIN 48-1, a previously unrecognized tax benefit may be subsequently recognized if the tax position is effectively settled and other specified criteria are met. We are evaluating the effect of adopting FSP FIN 48-1 on our Consolidated Financial Statements as part of our evaluation of the effect of adopting FIN 48.

FSP FIN 46(R)-7. In May 2007, the FASB directed the FASB Staff to issue FSP No. FIN 46(R)-7, Application of FASB Interpretation No. 46(R) to Investment Companies (“FSP FIN 46(R)-7”). FSP FIN 46(R)-7 makes permanent the temporary deferral of the application of the provisions of FIN 46(R) to unregistered investment companies, and extends the scope exception from applying FIN 46(R) to include registered investment companies. FSP FIN 46(R)-7 is effective upon adoption of SOP 07-1. We are evaluating the effect of adopting FSP FIN 46(R)-7 on our Consolidated Financial Statements.

SAB 108. In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 specifies how the carryover or reversal of prior-year unrecorded financial statement misstatements should be considered in quantifying a current-year misstatement. SAB 108 requires an approach that considers the amount by which the current-year statement of income is misstated (“rollover approach”) and an approach that considers the cumulative amount by which the current-year statement of financial condition is misstated (“iron-curtain approach”). Prior to the issuance of SAB 108, either the rollover or iron-curtain approach was acceptable for assessing the materiality of financial statement misstatements. SAB 108 became effective for our fiscal year ended November 30, 2006. Upon adoption, SAB 108 allowed a cumulative-effect adjustment to opening retained earnings at December 1, 2005 for prior-year misstatements that were not material under a prior approach but that were material under the SAB 108 approach. Adoption of SAB 108 did not affect our Consolidated Financial Statements.

SAB 109. In November 2007, the SEC issued SAB No. 109, Written Loan Commitments Recorded at Fair Value Through Earnings (“SAB 109”). SAB 109 supersedes SAB No. 105, Loan Commitments Accounted for as Derivative Instruments (“SAB 105”), and expresses the view consistent with the guidance in SFAS 156 and SFAS 159, that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SAB 105 also expressed the view that internally-developed intangible assets (such as customer relationship intangible assets) should not be recorded as part of the fair value of a derivative loan commitment. SAB 109 retains that view and broadens its application to all written loan commitments that are accounted for at fair value through earnings. Adoption of SAB 109 did not have a material affect on our Consolidated Financial Statements.

Effect of Adoption. The table presented below summarizes the impact of adoption from the accounting developments summarized above on our results of operations, if any, actual or estimated:

		Accumulated Other
In millions	Date of Adoption	Comprehensive Income/(Loss)	Retained Earnings	Net Income
Year Ended November 30, 2006
SFAS 123(R)	December 1, 2005			$47
SFAS 155	December 1, 2005		$(24)
SFAS 156	December 1, 2005		18
Year Ended November 30, 2007
SFAS 157	December 1, 2006		45
SFAS 158	November 30, 2007	$(210)
SFAS 159	December 1, 2006		22
Estimated Impact to Year Ended November 30, 2008
FIN 48	December 1, 2007		(190)

The ASF Framework. On December 6, 2007, the American Securitization Forum (“ASF”), working with various constituency groups as well as representatives of U.S. federal government agencies, issued the Streamlined Foreclosure and Loss Avoidance Framework for Securitized Subprime Adjustable Rate Mortgage Loans (the “ASF Framework”). The ASF Framework provides guidance for servicers to streamline borrower evaluation procedures and to facilitate the use of foreclosure and loss prevention efforts in an attempt to reduce the number of U.S. subprime residential mortgage borrowers who might default in the coming year because the borrowers cannot afford to pay the increased loan interest rate after their U.S. subprime residential mortgage variable loan rate resets. The ASF Framework requires a borrower and its U.S. subprime residential mortgage variable loan to meet specific conditions to qualify for a modification under which the qualifying borrower’s loan’s interest rate would be kept at the existing rate, generally for five years following an upcoming reset period.

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The ASF Framework is focused on U.S. subprime first-lien adjustable-rate residential mortgages that have an initial fixed interest rate period of 36 months or less, are included in securitized pools, were originated between January 1, 2005 and July 31, 2007, and have an initial interest rate reset date between January 1, 2008 and July 31, 2010 (defined as “Segment 2 Subprime ARM Loans” within the ASF Framework).

On January 8, 2008, the SEC’s Office of Chief Accountant (the “OCA”) issued a letter (the “OCA Letter”) addressing accounting issues that may be raised by the ASF Framework. Specifically, the OCA Letter expressed the view that if a Segment 2 Subprime ARM Loan is modified pursuant to the ASF Framework and that loan could legally be modified, the OCA will not object to continued status of the transferee as a QSPE under SFAS 140. Concurrent with the issuance of the OCA Letter, the OCA requested the FASB to immediately address the issues that have arisen in the application of the QSPE guidance in SFAS 140. Any loan modifications we make in accordance with the ASF Framework will not have a material affect on our accounting for U.S. subprime residential mortgage loans nor securitizations or retained interests in securitizations of U.S. subprime residential mortgage loans.

Basel II. As of December 1, 2005, Holdings became regulated by the SEC as a CSE. This supervision imposes group-wide supervision and examination by the SEC, minimum capital requirements on a consolidated basis and reporting (including reporting of capital adequacy measurement consistent with the standards adopted by the Basel Committee on Banking Supervision) and notification requirements.

The Basel Committee on Banking Supervision published an updated framework to calculate risk-based capital requirements in June 2004 (“Basel II”). In September 2006, U.S. federal bank regulators announced their intent to implement Basel II in the U.S. On December 10, 2007, the U.S. federal bank regulators published final rules implementing the Basel II framework for the calculation of minimum capital requirements. Within the minimum capital requirements, or “first pillar” of Basel II, the federal rules deal only with the capital risk or banking book component. U.S. federal bank regulators have indicated that final rules to update market risk or trading book rules will be issued in the near future.

Basel II is meant to be applied on a consolidated basis for banking institutions or bank holding companies that have consolidated total assets of $250 billion or more and/or consolidated total on-balance-sheet foreign exposure of $10 billion or more. Basel II provides two broad methods for calculating minimum capital requirements related to credit risk (i) a standardized approach that relies heavily upon external credit assessments by major independent credit rating agencies; and (ii) an internal ratings-based approach that permits the use of internal rating assessments in determining required capital.

The time frame in which Basel II requirements would become effective for U.S. banking institutions or bank holding companies is contemplated to be (i) one or more years of parallel calculation, in which an entity would remain subject to existing risk-based capital rules but also calculate its risk-based capital requirements under the new Basel II framework; and (ii) two or three transition years, during which an entity would be subject to the new framework and an entity’s minimum risk-based capital would be subject to a floor.

The Basel II framework is anticipated to impact our minimum capital requirements and reporting (including reporting of capital adequacy measurements) as a CSE.

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

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management” in Part II, Item 7, in this Form 10-K is incorporated herein by reference.

LEHMAN BROTHERS HOLDINGS INC.

ITEM 8.                 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a)       Financial Statements

(b)                     Condensed unconsolidated financial information of Holdings and notes thereto are set forth in Schedule I beginning on Page
F-2 in this Form 10-K and are incorporated herein by reference. Holdings has issued a full and unconditional guarantee of certain outstanding and future debt securities of its wholly-owned subsidiary, Lehman Brothers Inc. Condensed consolidating financial information pursuant to Rule 3-10(c) of Regulation S-X is set forth in Note 8 of the notes to such condensed unconsolidated financial information in Schedule I.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of November 30, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control–Integrated Framework. Based on our assessment we believe that, as of November 30, 2007, the Company’s internal control over financial reporting is effective based on those criteria.

LEHMAN BROTHERS HOLDINGS INC.

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders of Lehman Brothers Holdings Inc.

We have audited Lehman Brothers Holdings Inc.’s (the “Company”) internal control over financial reporting as of November 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of the Company as of November 30, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended November 30, 2007 of the Company and our report dated January 28, 2008 expressed an unqualified opinion thereon.

New York, New York

January 28, 2008

LEHMAN BROTHERS HOLDINGS INC.

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders of Lehman Brothers Holdings Inc.

We have audited the accompanying consolidated statement of financial condition of Lehman Brothers Holdings Inc. (the “Company”) as of November 30, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended November 30, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lehman Brothers Holdings Inc. at November 30, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended November 30, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Lehman Brothers Holdings Inc.’s internal control over financial reporting as of November 30, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 28, 2008 expressed an unqualified opinion thereon.

New York, New York

January 28, 2008

LEHMAN BROTHERS HOLDINGS INC.

Consolidated Statement of Income

	Year Ended November 30,
In millions, except per share data	2007	2006	2005
Revenues
Principal transactions	$9,197	$9,802	$7,811
Investment banking	3,903	3,160	2,894
Commissions	2,471	2,050	1,728
Interest and dividends	41,693	30,284	19,043
Asset management and other	1,739	1,413	944
Total revenues	59,003	46,709	32,420
Interest expense	39,746	29,126	17,790
Net revenues	19,257	17,583	14,630
Non-Interest Expenses
Compensation and benefits	9,494	8,669	7,213
Technology and communications	1,145	974	834
Brokerage, clearance and distribution fees	859	629	548
Occupancy	641	539	490
Professional fees	466	364	282
Business development	378	301	234
Other	261	202	200
Total non-personnel expenses	3,750	3,009	2,588
Total non-interest expenses	13,244	11,678	9,801
Income before taxes and cumulative effect of accounting change	6,013	5,905	4,829
Provision for income taxes	1,821	1,945	1,569
Income before cumulative effect of accounting change	4,192	3,960	3,260
Cumulative effect of accounting change	—	47	—
Net income	$4,192	$4,007	$3,260
Net income applicable to common stock	$4,125	$3,941	$3,191

Earnings per basic common share:
Before cumulative effect of accounting change	$7.63	$7.17	$5.74
Cumulative effect of accounting change	—	0.09	—
Earnings per basic common share	$7.63	$7.26	$5.74

Earnings per diluted common share:
Before cumulative effect of accounting change	$7.26	$6.73	$5.43
Cumulative effect of accounting change	—	0.08	—
Earnings per diluted common share	$7.26	$6.81	$5.43

Dividends paid per common share	$0.60	$0.48	$0.40

See Notes to Consolidated Financial Statements.

LEHMAN BROTHERS HOLDINGS INC.

Consolidated Statement of Financial Condition

	November 30,
In millions	2007	2006
Assets

Cash and cash equivalents	$7,286	$5,987

Cash and securities segregated and on deposit for regulatory and other purposes	12,743	6,091

Financial instruments and other inventory positions owned (includes $63,499 in 2007 and $42,600 in 2006 pledged as collateral)	313,129	226,596

Collateralized agreements:

Securities purchased under agreements to resell	162,635	117,490

Securities borrowed	138,599	107,666

Receivables:

Brokers, dealers and clearing organizations	11,005	7,449

Customers	29,622	18,470

Others	2,650	2,052

Property, equipment and leasehold improvements (net of accumulated depreciation and amortization of $2,438 in 2007 and $1,925 in 2006)	3,861	3,269

Other assets	5,406	5,113

Identifiable intangible assets and goodwill (net of accumulated amortization of $340 in 2007 and $293 in 2006)	4,127	3,362
Total assets	$691,063	$503,545

See Notes to Consolidated Financial Statements.

LEHMAN BROTHERS HOLDINGS INC.

Consolidated Statement of Financial Condition—(Continued)

	November 30,
In millions, except share data	2007	2006
Liabilities and Stockholders’ Equity
Short-term borrowings and current portion of long-term borrowings (including $9,035 in 2007 and $6,064 in 2006 at fair value)	$28,066	$20,638
Financial instruments and other inventory positions sold but not yet purchased	149,617	125,960
Collateralized financings:
Securities sold under agreements to repurchase	181,732	133,547
Securities loaned	53,307	23,982
Other secured borrowings (including $9,149 in 2007 and $0 in 2006 at fair value)	22,992	19,028
Payables:
Brokers, dealers and clearing organizations	3,101	2,217
Customers	61,206	41,695
Accrued liabilities and other payables	16,039	14,697
Deposit liabilities at banks (including $15,986 in 2007 and $14,708 in 2006 at fair value)	29,363	21,412
Long-term borrowings (including $27,204 in 2007 and $11,025 in 2006 at fair value)	123,150	81,178
Total liabilities	668,573	484,354
Commitments and contingencies
Stockholders’ Equity
Preferred stock	1,095	1,095
Common stock, $0.10 par value:
Shares authorized: 1,200,000,000 in 2007 and 2006;
Shares issued: 612,882,506 in 2007 and 609,832,302 in 2006;
Shares outstanding: 531,887,419 in 2007 and 533,368,195 in 2006	61	61
Additional paid-in capital (1)	9,733	8,727
Accumulated other comprehensive loss, net of tax	(310)	(15)
Retained earnings	19,698	15,857
Other stockholders’ equity, net	(2,263)	(1,712)
Common stock in treasury, at cost (1) (80,995,087 shares in 2007 and 76,464,107 shares in 2006)	(5,524)	(4,822)
Total common stockholders’ equity	21,395	18,096
Total stockholders’ equity	22,490	19,191
Total liabilities and stockholders’ equity	$691,063	$503,545

(1)     Balances and share amounts at November 30, 2006 reflect the April 28, 2006 2-for-1 common stock split, effected in the form of a 100% stock dividend.

See Notes to Consolidated Financial Statements.

LEHMAN BROTHERS HOLDINGS INC.

Consolidated Statement of Changes in Stockholders’ Equity

	Year Ended November 30,
In millions	2007	2006	2005
Preferred Stock
5.94% Cumulative, Series C:
Beginning and ending balance	$250	$250	$250
5.67% Cumulative, Series D:
Beginning and ending balance	200	200	200
7.115% Fixed/Adjustable Rate Cumulative, Series E:
Beginning balance	—	—	250
Redemptions	—	—	(250)
Ending balance	—	—	—
6.50% Cumulative, Series F:
Beginning and ending balance	345	345	345
Floating Rate (3% Minimum) Cumulative, Series G:
Beginning and ending balance	300	300	300
Total preferred stock, ending balance	1,095	1,095	1,095
Common Stock, Par Value $0.10 Per Share
Beginning and ending balance	61	61	61
Additional Paid-In Capital
Beginning balance	8,727	6,283	5,834
Reclass from Common Stock Issuable and Deferred Stock Compensation under SFAS No. 123(R)	—	2,275	—
RSUs exchanged for Common Stock	(580)	(647)	184
Employee stock-based awards	(832)	(881)	(760)
Tax benefit from the issuance of stock-based awards	434	836	1,005
Amortization of RSUs, net	1,898	804	—
Other, net	86	57	20
Ending balance	9,733	8,727	6,283
Accumulated Other Comprehensive Income/(Loss), net of tax
Beginning balance	(15)	(16)	(19)
Translation adjustment, net (1)	(85)	1	3
Adoption of SFAS No. 158(2)	(210)	—	—
Ending balance	$(310)	$(15)	$(16)

(1)     Net of income tax benefit/(expense) of $2 in 2007, ($2) in 2006 and ($1) in 2005.

(2)     Net of income tax benefit of $134.

See Notes to Consolidated Financial Statements.

LEHMAN BROTHERS HOLDINGS INC.

Consolidated Statement of Changes in Stockholders’ Equity—(Continued)

	Year Ended November 30,
In millions	2007	2006	2005
Retained Earnings
Beginning balance	$15,857	$12,198	$9,240
Cumulative effect of accounting changes(1)	67	(6)	—
Net income	4,192	4,007	3,260
Dividends declared:
5.94% Cumulative, Series C Preferred Stock	(15)	(15)	(15)
5.67% Cumulative, Series D Preferred Stock	(11)	(11)	(11)
7.115% Fixed/Adjustable Rate Cumulative, Series E Preferred Stock	—	—	(9)
6.50% Cumulative, Series F Preferred Stock	(22)	(22)	(22)
Floating Rate (3% Minimum) Cumulative, Series G Preferred Stock	(19)	(18)	(12)
Common Stock	(351)	(276)	(233)
Ending balance	19,698	15,857	12,198
Common Stock Issuable
Beginning balance	—	4,548	3,874
Reclass to Additional paid-in capital under SFAS 123(R)	—	(4,548)	—
RSUs exchanged for common stock	—	—	(832)
Deferred stock awards granted	—	—	1,574
Other, net	—	—	(68)
Ending balance	—	—	4,548
Common Stock Held in RSU Trust
Beginning balance	(1,712)	(1,510)	(1,353)
Employee stock-based awards	(1,039)	(755)	(676)
RSUs exchanged for common stock	534	587	549
Other, net	(46)	(34)	(30)
Ending balance	(2,263)	(1,712)	(1,510)
Deferred Stock Compensation
Beginning balance	—	(2,273)	(1,780)
Reclass to additional paid-in capital under SFAS 123(R)	—	2,273	—
Deferred stock awards granted	—	—	(1,574)
Amortization of RSUs, net	—	—	988
Other, net	—	—	93
Ending balance	—	—	(2,273)
Common Stock In Treasury, at Cost
Beginning balance	(4,822)	(3,592)	(2,282)
Repurchases of common stock	(2,605)	(2,678)	(2,994)
Shares reacquired from employee transactions	(573)	(1,003)	(1,163)
RSUs exchanged for common stock	46	60	99
Employee stock-based awards	2,430	2,391	2,748
Ending balance	(5,524)	(4,822)	(3,592)
Total stockholders’ equity	$22,490	$19,191	$16,794

(1)                The aggregate adoption impact of SFAS No. 157 and SFAS No. 159 are reflected for the year ended November 30, 2007. The aggregate adoption impact of SFAS No. 155 and SFAS No. 156 are reflected for the year ended November 30, 2006.

See Notes to Consolidated Financial Statements.

LEHMAN BROTHERS HOLDINGS INC.

Consolidated Statement of Cash Flows

	Year Ended November 30,
In millions	2007	2006	2005
Cash Flows From Operating Activities
Net income	$4,192	$4,007	$3,260
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	577	514	426
Non-cash compensation	1,791	1,706	1,055
Cumulative effect of accounting change	—	(47)	—
Deferred tax provision/(benefit)	418	(60)	(502)
Tax benefit from the issuance of stock-based awards	—	—	1,005
Other adjustments	(114)	3	173
Net change in:
Cash and securities segregated and on deposit for regulatory and other purposes	(6,652)	(347)	(1,659)
Financial instruments and other inventory positions owned	(78,903)	(46,102)	(36,652)
Resale agreements, net of repurchase agreements	3,039	6,111	(475)
Securities borrowed, net of securities loaned	(1,608)	(18,383)	(5,165)
Other secured borrowings	3,964	(4,088)	11,495
Receivables from brokers, dealers and clearing organizations	(3,556)	5	(4,054)
Receivables from customers	(11,152)	(5,583)	354
Financial instruments and other inventory positions sold but not yet purchased	23,415	15,224	14,156
Payables to brokers, dealers and clearing organizations	884	347	165
Payables to customers	19,511	9,552	4,669
Accrued liabilities and other payables	302	2,032	(801)
Other receivables and assets and minority interests	(1,703)	(1,267)	345
Net cash used in operating activities	(45,595)	(36,376)	(12,205)
Cash Flows From Investing Activities
Purchase of property, equipment and leasehold improvements, net	(966)	(586)	(409)
Business acquisitions, net of cash acquired	(965)	(206)	(38)
Proceeds from sale of business	233	—	—
Net cash used in investing activities	(1,698)	(792)	(447)
Cash Flows From Financing Activities
Derivative contracts with a financing element	242	159	140
Tax benefit from the issuance of stock-based awards	434	836	—
Issuance of short-term borrowings, net	3,381	4,819	84
Deposit liabilities at banks	7,068	6,345	4,717
Issuance of long-term borrowings	86,302	48,115	23,705
Principal payments of long-term borrowings, including the current portion of long term borrowings	(46,255)	(19,636)	(14,233)
Issuance of common stock	84	119	230
Issuance of treasury stock	359	518	1,015
Purchase of treasury stock	(2,605)	(2,678)	(2,994)
Retirement of preferred stock	—	—	(250)
Dividends paid	(418)	(342)	(302)
Net cash provided by financing activities	48,592	38,255	12,112
Net change in cash and cash equivalents	1,299	1,087	(540)
Cash and cash equivalents, beginning of period	5,987	4,900	5,440
Cash and cash equivalents, end of period	$7,286	$5,987	$4,900
Supplemental Disclosure of Cash Flow Information (in millions):
Interest paid totaled $39,454, $28,684 and $17,893 in 2007, 2006 and 2005, respectively.
Income taxes paid totaled $1,476, $1,037 and $789 in 2007, 2006 and 2005, respectively.

See Notes to Consolidated Financial Statements.

LEHMAN BROTHERS HOLDINGS INC.

Notes to Consolidated Financial Statements

LEHMAN BROTHERS HOLDINGS INC.

Notes to Consolidated Financial Statements

Note 1 Summary of Significant Accounting Policies

Description of Business

Lehman Brothers Holdings Inc. (“Holdings”) and subsidiaries (collectively, the “Company,” the “Firm,” “Lehman Brothers,” “we,” “us” or “our”) serves the financial needs of corporations, governments and municipalities, institutional clients and high net worth individuals worldwide with business activities organized in three segments, Capital Markets, Investment Banking and Investment Management. Founded in 1850, Lehman Brothers maintains market presence in equity and fixed income sales, trading and research, investment banking, asset management, private investment management and private equity. The Firm is headquartered in New York, with regional headquarters in London and Tokyo, and operates in a network of offices in North America, Europe, the Middle East, Latin America and the Asia-Pacific region. We are a member of all principal securities and commodities exchanges in the U.S., and we hold memberships or associate memberships on several principal international securities and commodities exchanges, including the London, Tokyo, Hong Kong, Frankfurt, Paris, Milan and Australian stock exchanges.

Basis of Presentation

The Consolidated Financial Statements are prepared in conformity with U.S. generally accepted accounting principles and include the accounts of Holdings, our subsidiaries, and all other entities in which we have a controlling financial interest or are considered to be the primary beneficiary. All material inter-company accounts and transactions have been eliminated upon consolidation. Certain prior-period amounts reflect reclassifications to conform to the current year’s presentation.

On April 5, 2006, the stockholders of Holdings approved an increase of its authorized shares of common stock to 1.2 billion from 600 million, and the Board of Directors approved a 2-for-1 common stock split, in the form of a stock dividend, that was effected on April 28, 2006. All share and per share amounts have been retrospectively adjusted for the increase in authorized shares and the stock split. For additional information about the stock split, see Note 11, “Earnings per Common Share,” and Note 12, “Share-Based Employee Incentive Plans,” to the Consolidated Financial Statements.

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

Consolidation Policies

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

Voting Interest Entity. Voting interest entities are entities that have (i) total equity investment at risk sufficient to fund expected future operations independently; and (ii) equity holders who have the obligation to absorb losses or receive residual returns and the right to make decisions about the entity’s activities. In accordance with Accounting Research Bulletin (“ARB”) No. 51, Consolidated Financial Statements, and Statement of Financial Accounting Standards (“SFAS”) No. 94, Consolidation of All Majority-Owned Subsidiaries, voting interest entities are consolidated when the Company has a controlling financial interest, typically more than 50 percent of an entity’s voting interests.

Variable Interest Entity. VIEs are entities that lack one or more voting interest entity characteristics. The Company consolidates VIEs in which it is the primary beneficiary. In accordance with Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46-R, Consolidation of Variable Interest Entities (revised December 2003)—an interpretation of

LEHMAN BROTHERS HOLDINGS INC.

Notes to Consolidated Financial Statements

ARB No. 51 (“FIN 46(R)”), we are the primary beneficiary if we have a variable interest, or a combination of variable interests, that will either (i) absorb a majority of the VIEs expected losses; (ii) receive a majority of the VIEs expected residual returns; or (iii) both. To determine if we are the primary beneficiary of a VIE, we review, among other factors, the VIE’s design, capital structure, contractual terms, which interests create or absorb variability and related party relationships, if any. Additionally, we may calculate our share of the VIE’s expected losses and expected residual returns based upon the VIE’s contractual arrangements and/or our position in the VIE’s capital structure. This type of analysis is typically performed using expected cash flows allocated to the expected losses and expected residual returns under various probability-weighted scenarios.

Qualified Special Purpose Entity. QSPEs are passive entities with limited permitted activities. SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of FASB Statement No. 125 (“SFAS 140”), establishes the criteria an entity must satisfy to be a QSPE, including types of assets held, limits on asset sales, use of derivatives and financial guarantees, and discretion exercised in servicing activities. In accordance with SFAS 140 and FIN 46(R), we do not consolidate QSPEs.

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

Other. When we do not consolidate an entity or apply the equity method of accounting, we present our investment in the entity at fair value. We have formed various non-consolidated private equity or other alternative investment funds with third-party investors that are typically organized as limited partnerships. We typically act as general partner for these funds, and when third-party investors have (i) rights to either remove the general partner without cause or to liquidate the partnership; or (ii) substantive participation rights, we do not consolidate these partnerships in accordance with Emerging Issue Task Force (“EITF”) No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-5”).

A determination of whether we have a controlling financial interest in an entity and therefore our assessment of consolidation of that entity is initially made at the time we become involved with the entity. Certain events may occur which cause us to re-assess our initial determination of whether an entity is a VIE or non-VIE or whether we are the primary beneficiary if the entity is a VIE and therefore our assessment of consolidation of that entity. Those events generally are:

•                  The entity’s governance structure is changed such that either (i) the characteristics or adequacy of equity at risk are changed, or (ii) expected returns or losses are reallocated among the participating parties within the entity.

•                  The equity investment (or some part thereof) is returned to the equity investors and other interests become exposed to expected returns or losses.

•                  Additional activities are undertaken or assets acquired by the entity that were beyond those anticipated previously.

•                  Participants in the entity acquire or sell interests in the entity.

•                  The entity receives additional equity at risk or curtails its activities in a way that changes the expected returns or losses.

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

Revenue Recognition Policies

Principal transactions. Realized and unrealized gains or losses from Financial instruments and other inventory positions owned and Financial instruments and other inventory positions sold but not yet purchased, as well as the gains or losses

LEHMAN BROTHERS HOLDINGS INC.

Notes to Consolidated Financial Statements

from certain short- and long-term borrowing obligations, principally certain hybrid financial instruments, and certain deposit liabilities at banks that we measure at fair value are reflected in Principal transactions in the Consolidated Statement of Income.

Investment banking. Underwriting revenues, net of related underwriting expenses, and revenues for merger and acquisition advisory and other investment banking-related services are recognized when services for the transactions are completed. In instances where our Investment Banking segment provides structuring services and/or advice in a capital markets-related transaction, we record a portion of the transaction-related revenue as Investment Banking fee revenues.

Commissions. Commissions primarily include fees from executing and clearing client transactions on equities, options and futures markets worldwide. These fees are recognized on a trade-date basis.

Interest and dividends revenue and interest expense. We recognize contractual interest on Financial instruments and other inventory positions owned and Financial instruments and other inventory positions sold but not yet purchased, excluding derivatives, on an accrual basis as a component of Interest and dividends revenue and Interest expense, respectively. We account for our secured financing activities and certain short- and long-term borrowings on an accrual basis with related interest recorded as interest revenue or interest expense, as applicable. Contractual interest expense on all deposit liabilities and certain hybrid financial instruments are recorded as a component of Interest expense.

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

We also receive private equity incentive fees when the returns on certain private equity or other alternative investment funds’ investments exceed specified thresholds. Private equity incentive fees typically are based on investment results over a period greater than one year, and future investment underperformance could require amounts previously distributed to us to be returned to the funds. Accordingly, we recognize these incentive fees when all material contingencies have been substantially resolved.

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

Share-Based Compensation

On December 1, 2003, we adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), using the prospective adoption method. Under this method of adoption, compensation expense was recognized over the related service periods based on the fair value of stock options and restricted stock units (“RSUs”) granted for fiscal 2004 and fiscal 2005. Under SFAS 123, stock options granted in periods prior to fiscal 2004 continued to be accounted for under the intrinsic value method prescribed by APB No. 25, Accounting for Stock Issued to Employees. Accordingly, under SFAS 123 no compensation expense was recognized for stock option awards granted prior to fiscal 2004 because the exercise price equaled or exceeded the market value of our common stock on the grant date.

On December 1, 2005, we adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”) using the modified-prospective transition method. Under this transition method, compensation cost recognized during fiscal 2006 includes: (i) compensation cost for all share-based awards granted prior to, but not yet vested as of, December 1, 2005, (including pre-fiscal-2004 options) based on the grant-date fair value and related service period estimates in accordance with the original provisions of SFAS 123; and (ii) compensation cost for all share-based awards granted subsequent to December 1, 2005, based on the grant-date fair value and related service periods estimated in accordance with the provisions of SFAS 123(R). Under the provisions of the modified-prospective transition method, results for fiscal 2005 were not restated.

SFAS 123(R) clarifies and expands the guidance in SFAS 123 in several areas, including how to measure fair value and how to attribute compensation cost to reporting periods. Changes to the SFAS 123 fair value measurement and service

LEHMAN BROTHERS HOLDINGS INC.

Notes to Consolidated Financial Statements

period provisions prescribed by SFAS 123(R) include requirements to: (i) estimate forfeitures of share-based awards at the date of grant, rather than recognizing forfeitures as incurred as was permitted by SFAS 123; (ii) expense share-based awards granted to retirement-eligible employees and those employees with non-substantive non-compete agreements immediately, while our accounting practice under SFAS 123 was to recognize such costs over the stated service periods; (iii) attribute compensation costs of share-based awards to the future vesting periods, while our accounting practice under SFAS 123 included a partial attribution of compensation costs of share-based awards to services performed during the year of grant; and (iv) recognize compensation costs of all share-based awards (including amortizing pre-fiscal-2004 options) based on the grant-date fair value, rather than our accounting methodology under SFAS 123 which recognized pre-fiscal-2004 option awards based on their intrinsic value.

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

Prior to December 1, 2006, we followed the American Institute of Certified Public Accountants (“AICPA”) Audit and Accounting Guide, Brokers and Dealers in Securities, when determining fair value for financial instruments, which permitted the recognition of a discount to the quoted price when determining the fair value for a substantial block of a particular security, when the quoted price was not considered to be readily realizable (i.e., a block discount).

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

LEHMAN BROTHERS HOLDINGS INC.

Notes to Consolidated Financial Statements

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

Prior to December 1, 2006, we followed EITF Issue No. 02-3, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities (“EITF 02-3”). Under EITF 02-3, recognition of a trading profit at inception of a derivative transaction was prohibited unless the fair value of that derivative was obtained from a quoted market price supported by comparison to other observable inputs or based on a valuation technique incorporating observable inputs. Subsequent to the inception date (“Day 1”), we recognized trading profits deferred at Day 1 in the period in which the valuation of the instrument became observable. The adoption of SFAS 157 nullified the guidance in EITF 02-3 that precluded the recognition of a trading profit at the inception of a derivative contract, unless the fair value of such derivative was obtained from a quoted market price or other valuation technique incorporating observable inputs. For further discussion of our adoption of SFAS 157, see “Accounting and Regulatory Developments—SFAS 157” below.

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

LEHMAN BROTHERS HOLDINGS INC.

Notes to Consolidated Financial Statements

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

Accounting and Regulatory Developments

The following summarizes accounting standards that have been issued during the periods covered by the Consolidated Financial Statements and the effect of adoption on our results of operations, if any, actual or estimated.

SFAS 123(R). In December 2004, the FASB issued SFAS 123(R) which established standards of accounting for transactions in which an entity exchanges its equity instruments for goods and services and focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. Two key differences between SFAS 123 and SFAS 123(R) relate to attribution of compensation costs to reporting periods and accounting for award forfeitures. SFAS 123(R) generally requires the immediate expensing of equity-based awards granted to retirement-eligible employees or awards granted subject to substantive non-compete agreements to be expensed over the non-compete period. SFAS 123(R) also requires expected forfeitures to be included in determining stock-based employee compensation expense. We adopted SFAS 123(R) as of the beginning of our 2006 fiscal year and recognized an after-tax gain of approximately $47 million as the cumulative effect of a change in accounting principle attributable to the requirement to estimate forfeitures at the date of grant instead of recognizing them as incurred. For additional information, see “Share-

LEHMAN BROTHERS HOLDINGS INC.

Notes to Consolidated Financial Statements

Based Compensation” above and Note 12, “Share-Based Employee Incentive Plans,” to the Consolidated Financial Statements.

SFAS 155. In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments— an amendment of FASB Statements No. 133 and 140 (“SFAS 155”), which permits an entity to measure at fair value any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. As permitted, we early adopted SFAS 155 in the first quarter of 2006. The effect of adoption resulted in a $24 million after-tax ($43 million pre-tax) decrease to opening retained earnings as of the beginning of our 2006 fiscal year, representing the difference between the fair value of these hybrid financial instruments and the prior carrying value as of November 30, 2005.

SFAS 156. In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets— an amendment of FASB Statement No. 140 (“SFAS 156”), which permits entities to elect to measure servicing assets and servicing liabilities at fair value and report changes in fair value in earnings. As a result of adopting SFAS 156, we recognized an $18 million after-tax ($33 million pre-tax) increase to opening retained earnings in our 2006 fiscal year.

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

We elected to early adopt SFAS 157 at the beginning of our 2007 fiscal year and we recorded the difference between the carrying amounts and fair values of (i) stand-alone derivatives and/or certain hybrid financial instruments measured using the guidance in EITF 02-3 on recognition of a trading profit at the inception of a derivative, and (ii) financial instruments that are traded in active markets that were measured at fair value using block discounts, as a cumulative-effect adjustment to opening retained earnings. As a result of adopting SFAS 157, we recognized a $45 million after-tax ($78 million pre-tax) increase to opening retained earnings. For additional information regarding our adoption of SFAS 157, see Note 4, “Fair Value of Financial Instruments,” to the Consolidated Financial Statements.

SFAS 158. In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Retirement Plans (“SFAS 158”), which requires an employer to recognize the over- or under-funded status of its defined benefit postretirement plans as an asset or liability in its Consolidated Statement of Financial Condition, measured as the difference between the fair value of the plan assets and the benefit obligation. For pension plans, the benefit obligation is the projected benefit obligation; while for other postretirement plans the benefit obligation is the accumulated postretirement obligation. Upon adoption, SFAS 158 requires an employer to recognize previously unrecognized actuarial gains and losses and prior service costs within Accumulated other comprehensive income/(loss) (net of tax), a component of Stockholders’ equity. In accordance with the guidance in SFAS No. 158, we adopted this provision of the standard for the year ended November 30, 2007. The adoption of SFAS No. 158 reduced Accumulated other comprehensive income/ (loss), by $210 million after-tax ($344 million pre-tax) at November 30, 2007.

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

We elected to early adopt SFAS 159 beginning in our 2007 fiscal year and to measure at fair value substantially all hybrid financial instruments not previously accounted for at fair value under SFAS No. 155, as well as certain deposit liabilities at our U.S. banking subsidiaries. We elected to adopt SFAS 159 for these instruments to reduce the complexity of accounting for these instruments under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. As a result of adopting SFAS 159, we recognized a $22 million after-tax increase ($35 million pre-tax) to opening retained earnings as of December 1, 2006, representing the effect of changing the measurement basis of these financial instruments from an adjusted amortized cost basis at November 30, 2006 to fair value.

SFAS 141(R). In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) expands the definition of transactions and events that qualify as business combinations; requires that the acquired

LEHMAN BROTHERS HOLDINGS INC.

Notes to Consolidated Financial Statements

assets and liabilities, including contingencies, be recorded at the fair value determined on the acquisition date and changes thereafter reflected in revenue, not goodwill; changes the recognition timing for restructuring costs; and requires acquisition costs to be expensed as incurred. Adoption of SFAS 141(R) is required for combinations after December 15, 2008. Early adoption and retroactive application of SFAS 141(R) to fiscal years preceding the effective date are not permitted. We are evaluating the impact of adoption on our Consolidated Financial Statements.

SFAS 160. In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements (“SFAS 160”). SFAS 160 re-characterizes minority interests in consolidated subsidiaries as non-controlling interests and requires the classification of minority interests as a component of equity. Under SFAS 160, a change in control will be measured at fair value, with any gain or loss recognized in earnings. The effective date for SFAS 160 is for annual periods beginning on or after December 15, 2008. Early adoption and retroactive application of SFAS 160 to fiscal years preceding the effective date are not permitted. We are evaluating the impact of adoption on our Consolidated Financial Statements.

FIN 48. In June 2006, the FASB issued FIN 48, which sets out a framework for management to use to determine the appropriate level of tax reserves to maintain for uncertain tax positions. This interpretation of SFAS 109 uses a two-step approach wherein a tax benefit is recognized if a position is more likely than not to be sustained, and the amount of benefit is then measured on a probabilistic approach, as defined in FIN 48. FIN 48 also sets out disclosure requirements to enhance transparency of an entity’s tax reserves. We must adopt FIN 48 as of the beginning of our 2008 fiscal year. We estimate that the effect of adopting FIN 48 at the beginning of the first quarter of 2008 to be a decrease to opening retained earnings of approximately $190 million.

SOP 07-1. In June 2007, the AICPA issued Statement of Position (“SOP”) No. 07-1, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies (“SOP 07-1”). SOP 07-1 addresses when the accounting principles of the AICPA Audit and Accounting Guide Investment Companies must be applied by an entity and whether those accounting principles must be retained by a parent company in consolidation or by an investor in the application of the equity method of accounting. SOP 07-1 is effective for our fiscal year beginning December 1, 2008. We are evaluating the effect of adopting SOP 07-1 on our Consolidated Financial Statements.

EITF Issue No. 04-5. In June 2005, the FASB ratified the consensus reached in EITF 04-5 which requires general partners (or managing members in the case of limited liability companies) to consolidate their partnerships or to provide limited partners with either (i) rights to remove the general partner without cause or to liquidate the partnership; or (ii) substantive participation rights. As the general partner of numerous private equity and asset management partnerships, we adopted EITF 04-5 effective June 30, 2005 for partnerships formed or modified after June 29, 2005. For partnerships formed on or before June 29, 2005 that had not been modified, we adopted EITF 04-5 as of the beginning of our 2007 fiscal year. The adoption of EITF 04-5 did not have a material effect on our Consolidated Financial Statements.

FSP FIN 46(R)-6. In April 2006, the FASB issued FASB Staff Position (“FSP”) FIN 46(R)-6, Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R) (“FSP FIN 46(R)-6”). This FSP addresses how a reporting enterprise should determine the variability to be considered in applying FIN 46(R) by requiring an analysis of the purpose for which an entity was created and the variability that the entity was designed to create. We adopted FSP FIN 46(R)-6 on September 1, 2006 and applied it prospectively to all entities in which we first became involved after that date. Adoption of FSP FIN 46(R)-6 did not have a material effect on our Consolidated Financial Statements.

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

FSP FIN 48-1. In May 2007, the FASB directed the FASB Staff to issue FSP No. FIN 48-1, Definition of “Settlement” In FASB Interpretation No. 48 (“FSP FIN 48-1”). Under FSP FIN 48-1, a previously unrecognized tax benefit may be subsequently recognized if the tax position is effectively settled and other specified criteria are met. We are evaluating the effect of adopting FSP FIN 48-1 on our Consolidated Financial Statements as part of our evaluation of the effect of adopting FIN 48.

FSP FIN 46(R)-7. In May 2007, the FASB directed the FASB Staff to issue FSP No. FIN 46(R)-7, Application of FASB Interpretation No. 46(R) to Investment Companies (“FSP FIN 46(R)-7”). FSP FIN 46(R)-7 makes permanent the temporary deferral of the application of the provisions of FIN 46(R) to unregistered investment companies, and extends the scope exception from applying FIN 46(R) to include registered investment companies. FSP FIN 46(R)-7 is effective upon

LEHMAN BROTHERS HOLDINGS INC.

Notes to Consolidated Financial Statements

adoption of SOP 07-1. We are evaluating the effect of adopting FSP FIN 46(R)-7 on our Consolidated Financial Statements.

SAB 108. In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 specifies how the carryover or reversal of prior-year unrecorded financial statement misstatements should be considered in quantifying a current-year misstatement. SAB 108 requires an approach that considers the amount by which the current-year statement of income is misstated (“rollover approach”) and an approach that considers the cumulative amount by which the current-year statement of financial condition is misstated (“iron-curtain approach”). Prior to the issuance of SAB 108, either the rollover or iron-curtain approach was acceptable for assessing the materiality of financial statement misstatements. SAB 108 became effective for our fiscal year ended November 30, 2006. Upon adoption, SAB 108 allowed a cumulative-effect adjustment to opening retained earnings at December 1, 2005 for prior-year misstatements that were not material under a prior approach but that were material under the SAB 108 approach. Adoption of SAB 108 did not affect our Consolidated Financial Statements.

SAB 109. In November 2007, the SEC issued SAB No. 109, Written Loan Commitments Recorded at Fair Value Through Earnings (“SAB 109”). SAB 109 supersedes SAB No. 105, Loan Commitments Accounted for as Derivative Instruments (“SAB 105”), and expresses the view, consistent with the guidance in SFAS 156 and SFAS 159, that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SAB 105 also expressed the view that internally-developed intangible assets (such as customer relationship intangible assets) should not be recorded as part of the fair value of a derivative loan commitment. SAB 109 retains that view and broadens its application to all written loan commitments that are accounted for at fair value through earnings. Adoption of SAB 109 did not have a material affect on our Consolidated Financial Statements.

Effect of Adoption. The table presented below summarizes the impact of adoption from the accounting developments summarized above on our results of operations, if any, actual or estimated:

		Accumulated Other
In millions	Date of Adoption	Comprehensive Income/(Loss)	Retained Earnings	Net Income
Year Ended November 30, 2006
SFAS 123(R)	December 1, 2005			$47
SFAS 155	December 1, 2005		$(24)
SFAS 156	December 1, 2005		18
Year Ended November 30, 2007
SFAS 157	December 1, 2006		45
SFAS 158	November 30, 2007	$(210)
SFAS 159	December 1, 2006		22
Estimated Impact to Year Ended November 30, 2008
FIN 48	December 1, 2007		(190)

The ASF Framework. On December 6, 2007, the American Securitization Forum (“ASF”), working with various constituency groups as well as representatives of U.S. federal government agencies, issued the Streamlined Foreclosure and Loss Avoidance Framework for Securitized Subprime Adjustable Rate Mortgage Loans (the “ASF Framework”). The ASF Framework provides guidance for servicers to streamline borrower evaluation procedures and to facilitate the use of foreclosure and loss prevention efforts in an attempt to reduce the number of U.S. subprime residential mortgage borrowers who might default in the coming year because the borrowers cannot afford to pay the increased loan interest rate after their U.S. subprime residential mortgage variable loan rate resets. The ASF Framework requires a borrower and its U.S. subprime residential mortgage variable loan to meet specific conditions to qualify for a modification under which the qualifying borrower’s loan’s interest rate would be kept at the existing rate, generally for five years following an upcoming reset period. The ASF Framework is focused on U.S. subprime first-lien adjustable-rate residential mortgages that have an initial fixed interest rate period of 36 months or less, are included in securitized pools, were originated between January 1, 2005 and July 31, 2007, and have an initial interest rate reset date between January 1, 2008 and July 31, 2010 (defined as “Segment 2 Subprime ARM Loans” within the ASF Framework).

On January 8, 2008, the SEC’s Office of Chief Accountant (the “OCA”) issued a letter (the “OCA Letter”) addressing accounting issues that may be raised by the ASF Framework. Specifically, the OCA Letter expressed the view that if a Segment 2 Subprime ARM Loan is modified pursuant to the ASF Framework and that loan could legally be modified, the OCA will not object to continued status of the transferee as a QSPE under SFAS 140. Concurrent with the issuance of the OCA Letter, the OCA requested the FASB to immediately address the issues that have arisen in the application of the QSPE guidance in SFAS 140. Any loan modifications we make in accordance with the ASF Framework will not have a

LEHMAN BROTHERS HOLDINGS INC.

Notes to Consolidated Financial Statements

material affect on our accounting for U.S. subprime residential mortgage loans nor securitizations or retained interests in securitizations of U.S. subprime residential mortgage loans.

Basel II. As of December 1, 2005, Holdings became regulated by the SEC as a consolidated supervised entity (“CSE”). This supervision imposes group-wide supervision and examination by the SEC, minimum capital requirements on a consolidated basis and reporting (including reporting of capital adequacy measurement consistent with the standards adopted by the Basel Committee on Banking Supervision) and notification requirements.

The Basel Committee on Banking Supervision published an updated framework to calculate risk-based capital requirements in June 2004 (“Basel II”). In September 2006, U.S. federal bank regulators announced their intent to implement Basel II in the U.S. On December 10, 2007, the U.S. federal bank regulators published final rules implementing the Basel II framework for the calculation of minimum capital requirements. Within the minimum capital requirements, or “first pillar” of Basel II, the federal rules deal only with the capital risk or banking book component. U.S. federal bank regulators have indicated that final rules to update market risk or trading book rules will be issued in the near future.

Basel II is meant to be applied on a consolidated basis for banking institutions or bank holding companies that have consolidated total assets of $250 billion or more and/or consolidated total on-balance-sheet foreign exposure of $10 billion or more. Basel II provides two broad methods for calculating minimum capital requirements related to credit risk (i) a standardized approach that relies heavily upon external credit assessments by major independent credit rating agencies; and (ii) an internal ratings-based approach that permits the use of internal rating assessments in determining required capital.

The time frame in which Basel II requirements would become effective for U.S. banking institutions or bank holding companies is contemplated to be (i) one or more years of parallel calculation, in which an entity would remain subject to existing risk-based capital rules but also calculate its risk-based capital requirements under the new Basel II framework; and (ii) two or three transition years, during which an entity would be subject to the new framework and an entity’s minimum risk-based capital would be subject to a floor.

The Basel II framework is anticipated to impact our minimum capital requirements and reporting (including reporting of capital adequacy measurements) as a CSE.

Note 2 Business Segments and Geographic Information

Business Segments

We organize our business operations into three business segments: Capital Markets, Investment Banking and Investment Management.

Our business segment information for the periods ended in 2007, 2006 and 2005 is prepared using the following methodologies and generally represents the information that is relied upon by management in its decision-making processes:

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

Capital Markets. Our Capital Markets segment is divided into two components:

Fixed Income – We make markets in and trade municipal and public sector instruments, interest rate and credit products, mortgage-related securities and loan products, currencies and commodities. We also originate mortgages and we structure and enter into a variety of derivative transactions. We also provide research covering economic, quantitative, strategic, credit, relative value, index and portfolio analyses. Additionally, we provide financing, advice and servicing activities to the hedge fund community, known as prime brokerage services. We engage in certain proprietary trading activities and in principal investing in real estate that are managed within this component.

LEHMAN BROTHERS HOLDINGS INC.

Notes to Consolidated Financial Statements

Equities – We make markets in and trade equities and equity-related products and enter into a variety of derivative transactions. We also provide equity-related research coverage as well as execution and clearing activities for clients. Through our capital markets prime services, we provide prime brokerage services to the hedge fund community. We also engage in certain proprietary trading activities and private equity and other related investments.

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

Advisory Services – We provide business advisory services with respect to mergers and acquisitions, divestitures, restructurings, and other corporate activities.

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

Business Segments

	Capital	Investment	Investment
In millions	Markets	Banking	Management	Total
At and for the year ended November 30, 2007
Gross revenues	$51,897	$3,903	$3,203	$59,003
Interest expense	39,640	––	106	39,746
Net revenues	12,257	3,903	3,097	19,257
Depreciation and amortization expense	432	48	97	577
Other expenses	7,626	2,832	2,209	12,667
Income before taxes	$4,199	$1,023	$791	$6,013
Segment assets (in billions)	$680.5	$1.4	$9.2	$691.1
At and for the year ended November 30, 2006
Gross revenues	$41,074	$3,160	$2,475	$46,709
Interest expense	29,068	––	58	29,126
Net revenues	12,006	3,160	2,417	17,583
Depreciation and amortization expense	377	42	95	514
Other expenses	6,909	2,458	1,797	11,164
Income before taxes	$4,720	$660	$525	$5,905
Segment assets (in billions)	$493.5	$1.3	$8.7	$503.5
At and for the year ended November 30, 2005
Gross revenues	$27,545	$2,894	$1,981	$32,420
Interest expense	17,738	––	52	17,790
Net revenues	9,807	2,894	1,929	$14,630
Depreciation and amortization expense	308	36	82	426
Other expenses	5,927	2,003	1,445	9,375
Income before taxes	$3,572	$855	$402	$4,829
Segment assets (in billions)	$401.9	$1.2	$7.0	$410.1

LEHMAN BROTHERS HOLDINGS INC.

Notes to Consolidated Financial Statements

Net Revenues by Geographic Region

We organize our operations into three geographic regions:

•                  Europe and the Middle East, inclusive of our operations in Russia and Turkey;

•                  Asia-Pacific, inclusive of our operations in Australia and India; and

•                  the Americas.

Net revenues presented by geographic region are based upon the location of the senior coverage banker or investment advisor in the case of Investment Banking or Asset Management, respectively, or where the position was risk managed within Capital Markets and Private Investment Management. Certain revenues associated with U.S. products and services that result from relationships with international clients have been classified as international revenues using an allocation process. In addition, expenses contain certain internal allocations, such as regional transfer pricing, which are centrally managed. The methodology for allocating the firm’s revenues and expenses to geographic regions is dependent on the judgment of management.

The following presents, in management’s judgment, a reasonable representation of each region’s contribution to our operating results.

Geographic Operating Results

	Year Ended November 30,
In millions	2007	2006	2005
Europe and the Middle East
Net revenues	$6,296	$4,536	$3,601
Non-interest expense	4,221	3,303	2,689
Income before taxes	2,075	1,233	912
Asia-Pacific
Net revenues	3,145	1,809	1,650
Non-interest expense	1,831	1,191	872
Income before taxes	1,314	618	778
Americas
U.S.	9,634	11,116	9,270
Other Americas	182	122	109
Net revenues	9,816	11,238	9,379
Non-interest expense	7,192	7,184	6,240
Income before taxes	2,624	4,054	3,139
Total
Net revenues	19,257	17,583	14,630
Non-interest expense	13,244	11,678	9,801
Income before taxes	$6,013	$5,905	$4,829

Note 3 Financial Instruments and Other Inventory Positions

Financial instruments and other inventory positions owned and Financial instruments and other inventory positions sold but not yet purchased were comprised of the following:

			Sold But Not
	Owned		Yet Purchased
In millions	Nov 30, 2007	Nov 30, 2006	Nov 30, 2007	Nov 30, 2006
Mortgage and asset-backed securities	$89,106	$57,726	$332	$80
Government and agencies	40,892	47,293	71,813	70,453
Corporate debt and other	54,098	43,764	6,759	8,836
Corporate equities	58,521	43,087	39,080	28,464
Real estate held for sale	21,917	9,408	—	—
Commercial paper and other money market instruments	4,000	2,622	12	110
Derivatives and other contractual agreements	44,595	22,696	31,621	18,017
	$313,129	$226,596	$149,617	$125,960

LEHMAN BROTHERS HOLDINGS INC.

Notes to Consolidated Financial Statements

Mortgage and asset-backed securities. Mortgage and asset-backed securities include residential and commercial whole loans and interests in residential and commercial mortgage-backed securitizations. Also included within Mortgage and asset-backed securities are securities whose cash flows are based on pools of assets in bankruptcy-remote entities, or collateralized by cash flows from a specified pool of underlying assets. The pools of assets may include, but are not limited to mortgages, receivables and loans.

It is our intent to sell through securitization or syndication activities, residential and commercial mortgage whole loans we originate, as well as those we acquire in the secondary market. We originated approximately $47 billion and $60 billion of residential mortgage loans in 2007 and 2006, respectively, and approximately $60 billion and $34 billion of commercial mortgage loans in 2007 and 2006, respectively.

Balances reported for Mortgage and asset-backed securities include approximately $12.8 billion and $5.5 billion in 2007 and 2006, respectively, of loans transferred to securitization vehicles where such transfers were accounted for as secured financings rather than sales under SFAS 140. The securitization vehicles issued securities that were distributed to investors. We do not consider ourselves to have economic exposure to the underlying assets in those securitization vehicles. For further discussion of our securitization activities, see Note 6, “Securitizations and Special Purpose Entities,” to the Consolidated Financial Statements.

In 2007 and 2006, our inventory of Mortgage and asset-backed securities, excluding those that were accounted for as financings rather than sales under SFAS 140, generally included the following types of assets:

In millions	November 30, 2007	November 30, 2006
Residential and Asset Backed:
Whole loans	$19,587	$18,749
Securities(1)	16,488	7,923
Servicing	1,183	829
Other	86	16
	$37,344	$27,517
Commercial:
Whole loans	$26,200	$22,426
Securities(2)	12,180	1,948
Other	558	351
	$38,938	$24,725
Total	$76,282	$52,242

(1)                Includes approximately $7.1 billion of investment grade retained interests in securitizations and approximately $1.6 billion of non-investment grade retained interests in securitizations at November 30, 2007. Includes approximately $5.3 billion of investment grade retained interests in securitizations and approximately $2.0 billion of non-investment grade retained interests in securitizations at November 30, 2006.

(2)                Includes approximately $2.4 billion of investment grade retained interests in securitizations and approximately $0.03 billion of non-investment grade retained interests in securitizations at November 30, 2007. Includes approximately $0.6 billion of investment grade retained interests in securitizations at November 30, 2006.

LEHMAN BROTHERS HOLDINGS INC.

Notes to Consolidated Financial Statements

In 2007 and 2006, our portfolio of U.S. subprime residential mortgages, a component of our Mortgage and asset-backed securities inventory, were:1

In millions	November 30, 2007	November 30, 2006
U.S. residential subprime mortgages
Whole loans(1)	$3,226	$4,978
Retained interests in securitizations	1,995	1,817
Other	55	54
Total	$5,276	$6,849

(1)                Excludes loans which were accounted for as financings rather than sales under SFAS 140 which were approximately $2.9 billion and $3.0 billion at November 30, 2007 and 2006, respectively.

Government and agencies. Included within these balances are instruments issued by a national government or agency thereof, denominated in the country’s own currency or in a foreign currency (e.g., sovereign) as well as municipals.

Corporate debt and other. Longer-term debt instruments, generally with a maturity date falling at least a year after their issue date, not issued by governments and may or may not be traded on major exchanges, are included within this component.

Non-derivative, physical commodities are reported as a component of this line item and were approximately $308 million in 2007. In 2006, we did not have any non-derivative, physical commodities.

Corporate equities. Balances generally reflect held positions in any instrument that has an equity ownership component, such as equity-related positions, public ownership equity securities that are listed on public exchanges, private equity-related positions and non-public ownership equity securities that are not listed on a public exchange.

Real estate held for sale. Real estate held for sale of $21.9 billion and $9.4 billion at November 30, 2007 and 2006, respectively, reflects our investments in parcels of land and related physical property. We invest in entities whose underlying assets are Real estate held for sale. We consolidate those entities in which we are the primary beneficiary in accordance with FIN 46(R). We do not consider ourselves to have economic exposure to the total underlying assets in those entities. Our net investment positions related to Real estate held for sale, excluding the amounts that have been consolidated but for which we do not consider ourselves to have economic exposure, was $12.8 billion and $5.9 billion at November 30, 2007 and 2006, respectively.

Commercial paper and other money market instruments. Commercial paper and other money market instruments include short-term obligations, generally issued by financial institutions or corporations, with maturities within a calendar year of the financial statement date. These instruments may include promissory notes, drafts, checks and certificates of deposit.

Derivatives and other contractual agreements. These balances generally represent future commitments to exchange interest payment streams or currencies based on contract or notional amounts or to purchase or sell other financial instruments or physical assets at specified terms on a specified date. Both over-the-counter and exchange-traded derivatives are reflected.

The following table presents the fair value of Derivatives and other contractual agreements at November 30, 2007 and 2006. Assets included in the table represent unrealized gains, net of unrealized losses, for situations in which we have a master netting agreement. Similarly, liabilities represent net amounts owed to counterparties. The fair value of derivative contracts represents our net receivable/payable for derivative financial instruments before consideration of securities collateral. Asset and liabilities are presented below net of cash collateral of approximately $19.7 billion and $17.5 billion, respectively, at November 30, 2007 and $11.1 billion and $8.2 billion, respectively, at November 30, 2006.

1                   We generally define U.S. subprime residential mortgage loans as those associated with borrowers having a credit score in the range of 620 or lower using the Fair Isaac Corporation’s statistical model, or having other negative factors within their credit profiles. Prior to its closure in our third quarter, we originated subprime residential mortgage loans through BNC Mortgage LLC (“BNC”), a wholly-owned subsidiary of our U.S. regulated thrift Lehman Brothers Bank, FSB. BNC served borrowers with subprime qualifying credit profiles but also served borrowers with stronger credit history as a result of broker relationships or product offerings and such loans are also included in our subprime business activity. For residential mortgage loans purchased from other mortgage originators, we use a similar subprime definition as for our origination activity. Additionally, second lien loans are included in our subprime business activity.

LEHMAN BROTHERS HOLDINGS INC.

Notes to Consolidated Financial Statements

Fair Value of Derivatives and Other Contractual Agreements

	Nov 30, 2007		Nov 30, 2006
In millions	Assets	Liabilities	Assets	Liabilities
Over-the-Counter: (1)
Interest rate, currency and credit default swaps and options	$22,028	$10,915	$8,634	$5,691
Foreign exchange forward contracts and options	2,479	2,888	1,792	2,145
Other fixed income securities contracts (including TBAs and forwards)	8,450	6,024	4,308	2,604
Equity contracts (including equity swaps, warrants and options)	8,357	9,279	4,739	4,744
Exchange Traded:
Equity contracts (including equity swaps, warrants and options)	3,281	2,515	3,223	2,833
	$44,595	$31,621	$22,696	$18,017

(1)                Our net credit exposure for OTC contracts is $34.6 billion and $15.6 billion at November 30, 2007 and 2006, respectively, representing the fair value of OTC contracts in a net receivable position, after consideration of collateral.

At November 30, 2007, our Derivatives and other contractual agreements include approximately $1.5 billion of both commodity derivative assets and liabilities. At November 30, 2006, our commodity derivative assets and liabilities were $268 million and liabilities of $277 million, respectively.

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

Financial instruments and other inventory positions owned include U.S. government and agency securities, and securities issued by non-U.S. governments, which in the aggregate represented 6% and 9% of total assets at November 30, 2007 and 2006, respectively. In addition, collateral held for resale agreements represented approximately 24% and 23% of total assets at November 30, 2007 and 2006, respectively, and primarily consisted of securities issued by the U.S. government, federal agencies or non-U.S. governments. Our most significant industry concentration is financial institutions, which includes other brokers and dealers, commercial banks and institutional clients. This concentration arises in the normal course of business.

Note 4 Fair Value of Financial Instruments

Financial instruments and other inventory positions owned, excluding Real estate held for sale, and Financial instruments and other inventory positions sold but not yet purchased, are presented at fair value. In addition, certain long and short-term borrowing obligations, principally certain hybrid financial instruments, and certain deposit liabilities at banks, are presented at fair value.

Fair value is defined as the price at which an asset could be exchanged in a current transaction between knowledgeable, willing parties. A liability’s fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity.

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

LEHMAN BROTHERS HOLDINGS INC.

Notes to Consolidated Financial Statements

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

Fair valued assets and liabilities that are generally included in this category are non-G-7 government securities, municipal bonds, certain hybrid financial instruments, certain mortgage and asset backed securities, certain corporate debt, certain commitments and guarantees, certain private equity investments and certain derivatives.

Level III – Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

Generally, assets and liabilities carried at fair value and included in this category are certain mortgage and asset-backed securities, certain corporate debt, certain private equity investments, certain commitments and guarantees and certain derivatives.

Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations.

	Assets at Fair Value as of November 30, 2007
In millions	Level I	Level II	Level III	Total
Mortgage and asset-backed securities(1)	$240	$63,672	$25,194	$89,106
Government and agencies	25,393	15,499	—	40,892
Corporate debt and other	324	50,692	3,082	54,098
Corporate equities	39,336	11,054	8,131	58,521
Commercial paper and other money market instruments	4,000	—	—	4,000
Derivative assets(2)	3,281	35,742	5,572	44,595
	$72,574	$176,659	$41,979	$291,212

(1)                Includes loans transferred to securitization vehicles where such transfers were accounted for as secured financings rather than sales under SFAS 140. The securitization vehicles issued securities that were distributed to investors. We do not consider ourselves to have economic exposure to the underlying assets in those securitization vehicles. The loans are reflected as an asset within Mortgages and asset-backed positions and the proceeds received from the transfer are reflected as a liability within Other secured borrowings. These loans are classified as Level II assets.

(2)                Derivative assets are presented on a net basis by level. Inter- and intra-level cash collateral, cross-product and counterparty netting at November 30, 2007 was approximately $38.8 billion.

	Liabilities at Fair Value as of November 30, 2007
In millions	Level I	Level II	Level III	Total
Mortgage and asset-backed positions	$—	$332	$—	$332
Government and agencies	67,484	4,329	—	71,813
Corporate debt and other	22	6,737	—	6,759
Corporate equities	39,080	—	—	39,080
Commercial paper and other money market instruments	12	—	—	12
Derivative liabilities(1)	2,515	26,011	3,095	31,621
	$109,113	$37,409	$3,095	$149,617

(1)                Derivative liabilities are presented on a net basis by level. Inter- and intra-level cash collateral, cross-product and counterparty netting at November 30, 2007 was approximately $36.6 billion.

Level III Gains and Losses

Net revenues (both realized and unrealized) for Level III financial instruments are a component of Principal transactions in the Consolidated Statement of Income. Net realized gains associated with Level III financial instruments were approximately $1.3 billion for the fiscal year ended November 30, 2007. The net unrealized loss on Level III non-derivative financial instruments was approximately $2.5 billion for the fiscal year ended November 30, 2007, primarily consisting of unrealized losses from mortgage and asset-backed positions. The net unrealized gain on Level III derivative financial

LEHMAN BROTHERS HOLDINGS INC.

Notes to Consolidated Financial Statements

instruments was approximately $1.6 billion for the fiscal year ended November 30, 2007, primarily consisting of unrealized gains from equity and interest rate-related derivative positions. Level III financial instruments may be economically hedged with financial instruments not classified as Level III; therefore, gains or losses associated with Level III financial instruments are offset by gains or losses associated with financial instruments classified in other levels of the fair value hierarchy.

The table presented below summarizes the change in balance sheet carrying values associated with Level III financial instruments during the fiscal year ended November 30, 2007. Caution should be utilized when evaluating reported net revenues for Level III Financial instruments. The values presented exclude economic hedging activities that may be transacted in instruments categorized within other fair value hierarchy levels. Actual net revenues associated with Level III financial instruments inclusive of hedging activities could differ materially.

	Mortgage and asset-	Corporate	Corporate
In millions	backed positions	debt and other	equities	Net derivatives	Total
Balance at December 1, 2006	$8,575	$1,924	$2,427	$686	$13,612
Net Payments, Purchases and Sales	6,914	472	4,567	376	12,329
Net Transfers In/(Out)	11,373	567	687	(90)	12,537
Gains/(Losses)(1)
Realized	995	110	309	(78)	1,336
Unrealized	(2,663)	9	141	1,583	(930)
Balance at November 30, 2007	$25,194	$3,082	$8,131	$2,477	$38,884

(1)                Realized or unrealized gains/(losses) from changes in values of Level III Financial instruments represent gains/(losses) from changes in values of those Financial instruments only for the period(s) in which the instruments were classified as Level III.

The table presented below summarizes the change in balance sheet carrying value associated with Level III financial instruments during each quarterly period in the 2007 fiscal year. Caution should be utilized when evaluating reported net revenues for Level III financial instruments. The values presented exclude economic hedging activities that may be transacted in instruments categorized within other fair value hierarchy levels. Actual net revenues associated with Level III financial instruments inclusive of hedging activities could differ materially.

	Mortgage and asset-	Corporate	Corporate
In millions	backed positions	debt and other	equities	Net derivatives	Total
Balance at December 1, 2006	$8,575	$1,924	$2,427	$686	$13,612
Net Payments, Purchases and Sales	2,349	428	210	283	3,270
Net Transfers In/(Out)	137	—	—	—	137
Gains/(Losses)(1)
Realized	176	19	21	7	223
Unrealized	(80)	13	13	158	104
Balance at February 28, 2007	11,157	2,384	2,671	1,134	17,346
Net Payments, Purchases and Sales	1,677	50	972	(6)	2,693
Net Transfers In/(Out)	(101)	95	352	39	385
Gains/(Losses) (1)
Realized	274	31	5	48	358
Unrealized	(131)	(11)	135	65	58
Balance at May 31, 2007	12,876	2,549	4,135	1,280	20,840
Net Payments, Purchases and Sales	1,674	(299)	446	(59)	1,762
Net Transfers In/(Out)	9,856	(144)	232	(160)	9,784
Gains/(Losses) (1)
Realized	210	7	37	(4)	250
Unrealized	(825)	19	62	543	(201)
Balance at August 31, 2007	23,791	2,132	4,912	1,600	32,435
Net Payments, Purchases and Sales	1,213	292	2,939	157	4,601
Net Transfers In/(Out)	1,480	615	103	31	2,229
Gains/(Losses) (1)
Realized	255	47	227	(166)	363
Unrealized	(1,545)	(4)	(50)	855	(744)
Balance at November 30, 2007	$25,194	$3,082	$8,131	$2,477	$38,884

(1)         Realized or unrealized gains/(losses) from changes in values of Level III Financial instruments represent gains/(losses) from changes in values of those Financial instruments only for the period(s) in which the instruments were classified as Level III.

LEHMAN BROTHERS HOLDINGS INC.

Notes to Consolidated Financial Statements

Fair Value Option

SFAS 159 permits certain financial assets and liabilities to be measured at fair value, using an instrument-by-instrument election. Changes in the fair value of the financial assets and liabilities for which the fair value option was made are reflected in Principal transactions in our Consolidated Statement of Income. As indicated above in the fair value hierarchy tables and further discussed in Note 1, “Summary of Significant Accounting Policies, Accounting and Regulatory Developments—SFAS 159,” we elected to account for the following financial assets and liabilities at fair value:

Certain hybrid financial instruments. These instruments are primarily structured notes that are risk managed on a fair value basis and within our Capital Market activities and for which hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, had been complex to maintain. Changes in the fair value of these liabilities, excluding any Interest income or Interest expense, are reflected in Principal transactions in our Consolidated Statement of Income. We calculate the impact of our own credit spread on hybrid financial instruments carried at fair value by discounting future cash flows at a rate which incorporates observerable changes in our credit spread. The estimated changes in the fair value of these liabilities were gains of approximately $1.3 billion, attributable to the widening of our credit spreads during fiscal year 2007. As of November 30, 2007, the aggregate principal amount of hybrid financial instruments classified as short-term borrowings and measured at fair value exceeded the fair value by approximately $152 million. Additionally and as of November 30, 2007, the aggregate principal amount of hybrid financial instruments classified as long-term borrowings and measured at fair value exceeded the fair value by approximately $2.1 billion.

Other secured borrowings. Certain liabilities recorded as Other secured borrowings include the proceeds received from transferring loans to securitization vehicles where such transfers were accounted for as secured financings rather than sales under SFAS 140. The transferred loans are reflected as an asset within Mortgages and asset-backed positions and also accounted for at fair value and categorized as Level II in the fair value hierarchy. We do not consider ourselves to have economic exposure to the underlying assets in these securitization vehicles. The change in fair value attributable to the observable impact from instrument-specific credit risk was not material to our results of operations.

Deposit liabilities at banks. We elected to account for certain deposits at our U.S. banking subsidiaries at fair value. The change in fair value attributable to the observable impact from instrument-specific credit risk was not material to our results of operations. As of November 30, 2007, the difference between the fair value and the aggregate principal amount of deposit liabilities at banks carried at fair value was not material.

Liabilities for which the fair value option was elected are categorized in the table below based upon the lowest level of significant input to the valuations.

	At Fair Value as of November 30, 2007
In millions	Level I	Level II	Level III	Total
Certain hybrid financial instruments:
Short-term borrowings	—	$9,035	—	$9,035
Long-term borrowings	—	$27,204	—	$27,204
Other secured borrowings	—	$9,149	—	$9,149
Deposit liabilities at banks	—	$15,986	—	$15,986

Fair Value on a Nonrecurring Basis

The Company uses fair value measurements on a nonrecurring basis in its assessment of assets classified as Goodwill and other inventory positions classified as Real estate held for sale. These assets and inventory positions are recorded at fair value initially and assessed for impairment periodically thereafter. During the fiscal year ended November 30, 2007, the carrying amount of Goodwill assets were compared to their fair value. No change in carrying amount resulted in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. Additionally and on a nonrecurring basis during the fiscal year ended November 30, 2007, the carrying amount of Real estate held for sale positions were compared to their fair value less cost to sell. No change in carrying amount resulted in accordance with the provisions of SFAS No. 66, Accounting for Sales of Real Estate, SFAS No. 144, Accounting for Impairment or Disposal of Long Lived Assets, and other relevant accounting guidance. The lowest level of inputs for fair value measurements for Goodwill and Real estate held for sale are Level III.

For additional information regarding Goodwill, see Note 7, “Identifiable Intangible Assets and Goodwill,” to the Consolidated Financial Statements. For additional information regarding our inventory of Real estate held for sale, see Note 3, “Financial Instruments and Other Inventory Positions,” to the Consolidated Financial Statements.

LEHMAN BROTHERS HOLDINGS INC.

Notes to Consolidated Financial Statements

Valuation Techniques

In accordance with SFAS 157, valuation techniques used for assets and liabilities accounted for at fair value are generally categorized into three types:

Market Approach. Market approach valuation techniques use prices and other relevant information from market transactions involving identical or comparable assets or liabilities. Valuation techniques consistent with the market approach include comparables and matrix pricing. Comparables use market multiples, which might lie in ranges with a different multiple for each comparable. The selection of where within the range the appropriate multiple falls requires judgment, considering both quantitative and qualitative factors specific to the measurement. Matrix pricing is a mathematical technique used principally to value certain securities without relying exclusively on quoted prices for the specific securities but comparing the securities to benchmark or comparable securities.

Income Approach. Income approach valuation techniques convert future amounts, such as cash flows or earnings, to a single present amount, or a discounted amount. These techniques rely on current market expectations of future amounts. Examples of income approach valuation techniques include present value techniques; option-pricing models, binomial or lattice models that incorporate present value techniques; and the multi-period excess earnings method.

Cost Approach. Cost approach valuation techniques are based upon the amount that, at present, would be required to replace the service capacity of an asset, or the current replacement cost. That is, from the perspective of a market participant (seller), the price that would be received for the asset is determined based on the cost to a market participant (buyer) to acquire or construct a substitute asset of comparable utility.

The three approaches described within SFAS 157 are consistent with generally accepted valuation methodologies. While all three approaches are not applicable to all assets or liabilities accounted for at fair value, where appropriate and possible, one or more valuation techniques may be used. The selection of the valuation method(s) to apply considers the definition of an exit price and the nature of the asset or liability being valued and significant expertise and judgment is required. For assets and liabilities accounted for at fair value, excluding Goodwill and Real estate held for sale, valuation techniques are generally a combination of the market and income approaches. Goodwill and Real estate held for sale valuation techniques generally combine income and cost approaches. For the fiscal year ended November 30, 2007, the application of valuation techniques applied to similar assets and liabilities has been consistent.

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

At November 30, 2007 and 2006, the fair value of securities received as collateral that we were permitted to sell or repledge was approximately $798 billion and $621 billion, respectively. The fair value of securities received as collateral that we sold or repledged was approximately $725 billion and $568 billion at November 30, 2007 and 2006, respectively.

We also pledge our own assets, primarily to collateralize certain financing arrangements. These pledged securities, where the counterparty has the right by contract or custom to sell or repledge the financial instruments, were approximately $63 billion and $43 billion at November 30, 2007 and 2006, respectively. The carrying value of Financial instruments and other inventory positions owned that have been pledged or otherwise encumbered to counterparties where those counterparties do not have the right to sell or repledge, was approximately $87 billion and $75 billion at November 30, 2007 and 2006, respectively.

Note 6 Securitizations and Special Purpose Entities

Generally, residential and commercial mortgages, home equity loans, municipal and corporate bonds, and lease and trade receivables are financial assets that we securitize through SPEs. We may continue to hold an interest in the financial assets securitized in the form of the securities created in the transaction, including residual interests (“interests in securitizations”) established to facilitate the securitization transaction. Interests in securitizations are presented within Financial instruments and other inventory positions owned (primarily in mortgages and asset-backed securities and government and agencies) in the Consolidated Statement of Financial Condition. For additional information regarding the accounting for securitization

LEHMAN BROTHERS HOLDINGS INC.

Notes to Consolidated Financial Statements

transactions, see Note 1, “Summary of Significant Accounting Policies— Consolidation Accounting Policies,” to the Consolidated Financial Statements.

For the periods ended November 30, 2007 and 2006, we securitized the following financial assets:

	Year Ended November 30,
In millions	2007	2006
Residential mortgages	$100,053	$145,860
Commercial mortgages	19,899	18,961
Municipal and other asset-backed financial instruments	5,532	3,624
Total	$125,484	$168,445

At November 30, 2007 and 2006, we had approximately $1.6 billion and $2.0 billion, respectively, of non-investment grade interests from our securitization activities.

The table below presents: the fair value of our interests in securitizations at November 30, 2007 and 2006; model assumptions of market factors, sensitivity of valuation models to adverse changes in the assumptions, as well as cash flows received on such interests in the securitizations. The sensitivity analyses presented below are hypothetical and should be used with caution since the stresses are performed without considering the effect of hedges, which serve to reduce our actual risk. We mitigate the risks associated with the below interests in securitizations through various risk management dynamic hedging strategies. These results are calculated by stressing a particular economic assumption independent of changes in any other assumption (as required by U.S. GAAP). In reality, changes in one factor often result in changes in another factor which may counteract or magnify the effect of the changes outlined in the table below. Changes in the fair value based on a 10% or 20% variation in an assumption should not be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear.

Securitization Activity

	November 30, 2007			November 30, 2006
	Residential Mortgages			Residential Mortgages
		Non-			Non-
	Investment	Investment		Investment	Investment
Dollars in millions	Grade(1)	Grade	Other(2)	Grade(1)	Grade	Other(2)
Interests in securitizations (in billions)	$7.1	$1.6	$2.6	$5.3	$2.0	$0.6

Weighted-average life (years)	9	4	6	5	6	5

Average constant prepayment rate	12.4%	17.0%	—	27.2%	29.1%	—
Effect of 10% adverse change	$55	$8	$—	$21	$61	$—
Effect of 20% adverse change	$111	$10	$—	$35	$110	$—

Weighted-average credit loss assumption	0.5%	2.4%	0.7%	0.6%	1.3%	—
Effect of 10% adverse change	$107	$104	$6	$70	$109	$—
Effect of 20% adverse change	$197	$201	$12	$131	$196	$—

Weighted-average discount rate	7.7%	19.4%	7.3%	7.2%	18.4%	5.8%
Effect of 10% adverse change	$245	$53	$84	$124	$76	$13
Effect of 20% adverse change	$489	$102	$166	$232	$147	$22

(1)         The amount of investment-grade interests in securitizations related to agency collateralized mortgage obligations was approximately $2.5 billion and $1.9 billion at November 30, 2007 and 2006, respectively.

(2)         At November 30, 2007, other interests in securitizations included approximately $2.4 billion of investment grade commercial mortgages, approximately $26 million of non-investment grade commercial mortgages and the remainder relates to municipal products. At November 30, 2006, other interests in securitizations included approximately $0.6 billion of investment grade commercial mortgages.

LEHMAN BROTHERS HOLDINGS INC.

Notes to Consolidated Financial Statements

Cash flows received on interests in securitizations

	November 30, 2007			November 30, 2006
	Residential Mortgages			Residential Mortgages
		Non-			Non-
	Investment	Investment		Investment	Investment
In millions	Grade	Grade	Other	Grade	Grade	Other
	$898	$633	$130	$664	$216	$59

Mortgage servicing rights. Mortgage servicing rights (“MSRs”) represent the right to future cash flows based upon contractual servicing fees for mortgage loans and mortgage-backed securities. Our MSRs generally arise from the securitization of residential mortgage loans that we originate. MSRs are presented within Financial instruments and other inventory positions owned on the Consolidated Statement of Financial Condition. Effective with the adoption of SFAS 156 as of the beginning of our 2006 fiscal year, MSRs are carried at fair value, with changes in fair value reported in earnings in the period in which the change occurs. At November 30, 2007 and 2006, the Company had MSRs of approximately $1.2 billion and $829 million, respectively. Our MSRs activities for the year ended November 30, 2007 and 2006 are as follows:

	Year Ended November 30,
In millions	2007	2006
Balance, beginning of period	$829	$561
Additions, net	368	507
Changes in fair value:
Paydowns/servicing fees	(209)	(192)
Resulting from changes in valuation assumptions	195	(80)
Change due to SFAS 156 adoption	—	33
Balance, end of period	$1,183	$829

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

The following table shows the main assumptions used to determine the fair value of our MSRs at November 30, 2007 and 2006, the sensitivity of our MSRs’ fair value measurements to changes in these assumptions, and cash flows received on contractual servicing:

	At November 30,
Dollars in millions	2007	2006
Weighted-average prepayment speed (CPR)	24.5%	31.1%
Effect of 10% adverse change	$102	$84
Effect of 20% adverse change	$190	$154
Discount rate	6.5%	8.0%
Effect of 10% adverse change	$20	$17
Effect of 20% adverse change	$39	$26

Cash flows received on contractual servicing	$276	$255

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

Non-QSPE activities. We have transactional activity with SPEs that do not meet the QSPE criteria because their permitted activities are not limited sufficiently or the assets are non-qualifying financial instruments (e.g., real estate). These SPEs issue credit-linked notes, invest in real estate or are established for other structured financing transactions designed to meet clients’ investing or financing needs.

LEHMAN BROTHERS HOLDINGS INC.

Notes to Consolidated Financial Statements

A collateralized debt obligation (“CDO”) transaction involves the purchase by an SPE of a diversified portfolio of securities and/or loans that are then managed by an independent asset manager. Interests in the SPE (debt and equity) are sold to third party investors. Our primary role in a CDO is to act as structuring and placement agent, warehouse provider, underwriter and market maker in the related CDO securities. In a typical CDO, at the direction of a third party asset manager, we will temporarily warehouse securities or loans on our balance sheet pending the sale to the SPE once the permanent financing is completed. At November 30, 2007 and 2006, we owned approximately $581.2 million and $55.1 million of equity securities in CDOs, respectively. Because our investments do not represent a majority of the CDOs’ equity, we are not exposed to the majority of the CDOs’ expected losses. Accordingly, we are not the primary beneficiary of the CDOs and therefore we do not consolidate them.

As a dealer in credit default swaps, we make a market in buying and selling credit protection on single issuers as well as on portfolios of credit exposures. We mitigate our credit risk, in part, by purchasing default protection through credit default swaps with SPEs. We pay a premium to the SPEs for assuming credit risk under the credit default swap. In these transactions, SPEs issue credit-linked notes to investors and use the proceeds to invest in high quality collateral. Our maximum potential loss associated with our involvement with such credit-linked note transactions is measured by the fair value of our credit default swaps with such SPEs. At November 30, 2007 and 2006, respectively, the fair values of these credit default swaps were $3.9 billion and $155 million. The underlying investment grade collateral held by SPEs where we are the first-lien holder was $15.7 billion and $10.8 billion at November 30, 2007 and 2006, respectively.

Because the investors assume default risk associated with both the reference portfolio and the SPEs’ assets, our expected loss calculations generally demonstrate the investors in the SPEs bear a majority of the entity’s expected losses. Accordingly, we generally are not the primary beneficiary and therefore do not consolidate these SPEs. In instances where we are the primary beneficiary of the SPEs, we consolidate the SPEs. At November 30, 2007 and 2006, we consolidated approximately $180 million and $718 million of these SPEs, respectively. The assets associated with these consolidated SPEs are presented as a component of Financial instruments and other inventory positions owned, and the liabilities are presented as a component of Other secured borrowings.

We also invest in real estate directly through consolidated subsidiaries and through VIEs. We consolidate our investments in real estate VIEs when we are the primary beneficiary. We record the assets of these consolidated real estate VIEs as a component of Financial instruments and other inventory positions owned, and the liabilities are presented as a component of Other secured borrowings. At November 30, 2007 and 2006, we consolidated approximately $9.8 billion and $3.4 billion, respectively, of real estate-related investments. After giving effect to non-recourse financing, our net investment position in these consolidated real estate VIEs was $6.0 billion and $2.2 billion at November 30, 2007 and 2006, respectively.

The following table summarizes our non-QSPE activities at November 30, 2007 and 2006:

	At November 30,
In millions	2007	2006
Credit default swaps with SPEs	$3,859	$155
Value of underlying investment-grade collateral	15,744	10,754
Value of assets consolidated	180	718

Consolidated real estate VIEs	9,786	3,380
Net investment	6,012	2,180

In addition to the above, we enter into other transactions with SPEs designed to meet clients’ investment and/or funding needs. For further discussion of our SPE-related and other commitments, see Note 9, “Commitments, Contingencies and Guarantees,” to the Consolidated Financial Statements.

Note 7 Identifiable Intangible Assets and Goodwill

For the years ended November 30, 2007, 2006 and 2005, aggregate amortization expense for intangible assets, primarily customer lists, was approximately $47 million, $50 million, and $49 million, respectively. Estimated amortization expense for each of the years ending November 30, 2008 through 2012 are as follows:

In thousands	2008	2009	2010	2011	2012
Estimated amortization expense	$52,636	$41,283	$39,760	$38,369	$37,531

LEHMAN BROTHERS HOLDINGS INC.

Notes to Consolidated Financial Statements

Identifiable Intangible Assets

	November 30, 2007		November 30, 2006
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
In millions	Amount	Amortization	Amount	Amortization
Amortizable intangible assets:
Customer lists	$580	$143	$504	$110
Other	98	65	82	51
	$678	$208	$586	$161
Intangible assets not subject to amortization:
Mutual fund customer-related intangibles	$395		$395
Trade name	125		125
	$520		$520

The changes in the carrying amount of goodwill for the years ended November 30, 2007 and 2006 are as follows:

Goodwill

	Capital	Investment
In millions	Markets	Management	Total
Balance (net) at November 30, 2005	$187	$2,083	$2,270
Goodwill acquired	116	—	116
Purchase price valuation adjustment	25	6	31
Balance (net) at November 30, 2006	328	2,089	2,417
Goodwill acquired	593	168	761
Goodwill disposed	(53)	—	(53)
Purchase price valuation adjustment	12	—	12
Balance (net) at November 30, 2007	$880	$2,257	$3,137

LEHMAN BROTHERS HOLDINGS INC.
Notes to Consolidated Financial Statements

Note 8 Borrowings and Deposit Liabilities

Borrowings and deposit liabilities at banks at November 30, 2007 and 2006 consisted of the following:

	At November 30,
In millions	2007	2006
Short-term borrowings
Unsecured
Current portion of long-term borrowings	$16,801	$12,878
Commercial paper	3,101	1,653
Other(1)	7,645	5,880
Secured	519	227
Total	$28,066	$20,638
Amount carried at fair value(2)	$9,035	$6,064
Weighted-average contractual interest rate	4.54%	5.39%

Deposit liabilities at banks
Time deposits
At U.S. banks	$16,189	$14,592
At non-U.S. banks	10,974	5,621
Savings deposits
At U.S. banks	1,556	1,199
At non-U.S. banks	644	—
Total	$29,363	$21,412
Amount carried at fair value(2)	$15,986	$14,708
Weighted-average contractual interest rate	4.67%	4.66%

Long-term borrowings
Senior notes	$108,914	$75,202
Subordinated notes	9,259	3,238
Junior subordinated notes	4,977	2,738
Total(3)	$123,150	$81,178
Amount carried at fair value(2)	$27,204	$11,025
Weighted-average contractual interest rate(4)	4.38%	4.32%

(1)     Principally certain hybrid financial instruments with maturities of less than one year and zero-strike warrants.

(2)     Certain borrowings and deposit liabilities at banks are carried at fair value in accordance with SFAS 155, SFAS 157 and SFAS 159. For additional information, see Note 1, “Summary of Significant Accounting Polices,” and Note 4, “Fair Value of Financial Instruments,” to the Consolidated Financial Statements.

(3)     In accordance with SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” the carrying amount of our total long-term borrowings can be approximated at fair value using a discounted cash flow valuation model with inputs of quoted market prices for similar types of borrowing arrangements. The estimated fair value of our long-term borrowings at November 30, 2007 was approximately $4.8 billion less than the carrying amount. The estimated fair value of our long-term borrowings at November 30, 2006 was approximately $250 million more than the carrying amount.

(4)     Weighted-average contractual interest rates for U.S.-dollar denominated obligations were 5.30% and 5.21% at November 30, 2007 and 2006, respectively. Weighted-average contractual interest rates for non-U.S.-dollar denominated obligations were 3.42% and 3.15% at November 30, 2007 and 2006, respectively.

LEHMAN BROTHERS HOLDINGS INC
Notes to Consolidated Financial Statements

Maturity Profile

The maturity dates of long-term borrowings are as follows:

	U.S. Dollar		Non-U.S. Dollar		Total
	Fixed	Floating	Fixed	Floating	Nov 30,	Nov 30,
In millions	Rate	Rate	Rate	Rate	2007	2006
Maturing in fiscal 2008	—	—	—	—	—	$17,892
Maturing in fiscal 2009	$2,369	$14,121	$429	$8,104	$25,023	13,583
Maturing in fiscal 2010	3,754	4,845	1,663	3,269	13,531	7,744
Maturing in fiscal 2011	2,215	3,315	1,798	7,287	14,615	12,412
Maturing in fiscal 2012	4,636	2,605	3,234	7,513	17,988	4,409
December 1, 2012 and thereafter	18,414	7,805	8,782	16,992	51,993	25,138
	$31,388	$32,691	$15,906	$43,165	$123,150	$81,178

At November 30, 2007, $863 million of outstanding long-term borrowings are repayable at par value prior to maturity at the option of the holder. These obligations are reflected in the above table as maturing at their put dates, which range from fiscal 2009 to fiscal 2022, rather than at their contractual maturities, which range from fiscal 2013 to fiscal 2031. In addition, $20.2 billion of long-term borrowings are redeemable prior to maturity at our option under various terms and conditions. These obligations are reflected in the above table at their contractual maturity dates, which range from fiscal 2009 to fiscal 2054, rather than at their call dates which range from fiscal 2009 to fiscal 2027. Extendible debt structures totaling approximately $5.4 billion are shown in the above table at their earliest maturity dates, which range from fiscal 2009 to fiscal 2013. Extendible debt matures on an initial specified maturity date unless the debt holders elect to extend the term of the note for a period specified in the note.

Included in long-term borrowings is $5.1 billion of certain hybrid financial instruments with early redemption features linked to market prices or other triggering events (e.g., the downgrade of a reference obligation underlying a credit–linked note). In the above maturity table, these notes are shown at their contractual maturity dates.

At November 30, 2007, our U.S. dollar and non–U.S. dollar debt portfolios included approximately $12.9 billion and $16.9 billion, respectively, of certain hybrid financial instruments for which the interest rates and/or redemption values are linked to the performance of an underlying measure (including industry baskets of stocks, commodities or credit events). Generally, such notes are issued as floating rate notes or the interest rates on such index notes are effectively converted to floating rates based primarily on LIBOR through the use of derivatives.

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

LEHMAN BROTHERS HOLDINGS INC.
Notes to Consolidated Financial Statements

End–User Derivative Activities resulted in the following mix of fixed and floating rate debt:

Long-Term Borrowings After End–User Derivative Activities

	November 30,
In millions	2007	2006
U.S. dollar:
Fixed rate	$1,096	$942
Floating rate	81,762	57,053
Total U.S. dollar	82,858	57,995
Weighted-average effective interest rate	5.18%	5.60%
Non–U.S. dollar:
Fixed rate	269	645
Floating rate	40,023	22,538
Total Non-U.S. dollar	40,292	23,183
Weighted-average effective interest rate	4.15%	3.51%
Total	$123,150	$81,178
Weighted-average effective interest rate	4.83%	5.00%

Junior Subordinated Notes

Junior subordinated notes are notes issued to trusts or limited partnerships (collectively, the “Trusts”) and qualify as equity capital by leading rating agencies (subject to limitation). The Trusts were formed for the purposes of: (i) issuing securities representing ownership interests in the assets of the Trusts; (ii) investing the proceeds of the Trusts in junior subordinated notes of Holdings; and (iii) engaging in activities necessary and incidental thereto. The securities issued by the Trusts are comprised of the following:

	November 30,
In millions	2007	2006
Trust Preferred Securities:
Lehman Brothers Holdings Capital Trust III, Series K	$300	$300
Lehman Brothers Holdings Capital Trust IV, Series L	300	300
Lehman Brothers Holdings Capital Trust V, Series M	400	399
Lehman Brothers Holdings Capital Trust VI, Series N	225	225
Lehman Brothers Holdings Capital Trust VII	1,000	—
Lehman Brothers Holdings Capital Trust VIII	500	—
Euro Perpetual Preferred Securities:
Lehman Brothers U.K. Capital Funding LP	256	231
Lehman Brothers U.K. Capital Funding II LP	369	329
Enhanced Capital Advantaged Preferred Securities (ECAPS®):
Lehman Brothers Holdings E-Capital Trust I	255	296
Enhanced Capital Advantaged Preferred Securities (Euro ECAPS®):
Lehman Brothers U.K. Capital Funding III L.P.	577	658
Lehman Brothers U.K. Capital Funding IV L.P.	295	—
Lehman Brothers U.K. Capital Funding V L.P.	500	—
	$4,977	$2,738

LEHMAN BROTHERS HOLDINGS INC.
Notes to Consolidated Financial Statements

The following table summarizes the key terms of Trusts with outstanding securities at November 30, 2007:

Trust-Issued Securities

	Issuance	Mandatory		Redeemable by Issuer
November 30, 2007	Date	Redemption Date		on or after
Holdings Capital Trust III, Series K	March 2003	March 15, 2052		March 15, 2008
Holdings Capital Trust IV, Series L	October 2003	October 31, 2052		October 31, 2008
Holdings Capital Trust V, Series M	April 2004	April 22, 2053		April 22, 2009
Holdings Capital Trust VI, Series N	January 2005	January 18, 2054		January 18, 2010
Holdings Capital Trust VII	May 2007	June 1, 2043	(1)	May 31, 2012
Holdings Capital Trust VIII	May 2007	June 1, 2043	(1)	May 31, 2012
U.K. Capital Funding LP	March 2005	Perpetual		March 30, 2010
U.K. Capital Funding II LP	September 2005	Perpetual		September 21, 2009
Holdings E-Capital Trust I	August 2005	August 19, 2065		August 19, 2010
U.K. Capital Funding III LP	February 2006	February 22, 2036		February 22, 2011
U.K. Capital Funding IV LP	January 2007	Perpetual		April 25, 2012
U.K. Capital Funding V LP	May 2007	Perpetual		June 1, 2012

(1)              Or on such earlier date as we may elect in connection with a remarketing.

The trust preferred securities issued by Holdings Capital Trust VII and Holdings Capital Trust VIII were issued together with contracts to purchase depositary shares representing our Non-Cumulative Perpetual Preferred Stock, Series H and Series I, respectively, with an aggregate redemption value of $1.5 billion. The stock purchase date is expected to be on or around May 31, 2012, but could occur on an earlier date or be deferred until as late as May 31, 2013 in certain circumstances.

Credit Facilities

We use both committed and uncommitted bilateral and syndicated long-term bank facilities to complement our long-term debt issuance. In particular, Holdings maintains a $2.0 billion unsecured, committed revolving credit agreement with a syndicate of banks which expires in February 2009. In addition, we maintain a $2.5 billion multi-currency unsecured, committed revolving credit facility (“European Facility”) with a syndicate of banks for Lehman Brothers Bankhaus AG (“Bankhaus”) and Lehman Brothers Treasury Co. B.V. which expires in April 2010. Our ability to borrow under such facilities is conditioned on complying with customary lending conditions and covenants. We have maintained compliance with the material covenants under these credit agreements at all times. We draw on both of these facilities from time to time in the normal course of conducting our business. As of November 30, 2007, there were no outstanding borrowings against either Holdings’ credit facility or the European Facility.

LEHMAN BROTHERS HOLDINGS INC.
Notes to Consolidated Financial Statements

Note 9 Commitments, Contingencies and Guarantees

In the normal course of business, we enter into various commitments and guarantees, including lending commitments to high grade and high yield borrowers, private equity investment commitments, liquidity commitments and other guarantees.

Lending–Related Commitments

The following table summarizes the contractual amounts of lending-related commitments at November 30, 2007 and 2006:

							Total
	Expiration Per Period at November 30,					Contractual Amount
			2010-	2012-		November 30,
In millions	2008	2009	2011	2013	Later	2007	2006
Lending commitments
High grade	$5,579	$1,039	$6,554	$10,411	$403	$23,986	$17,945
High yield	4,051	411	2,103	4,850	2,658	14,073	7,558
Contingent acquisition facilities
High grade	10,230	—	—	—	—	10,230	1,918
High yield	9,749	—	—	—	—	9,749	12,766
Mortgage commitments	5,082	670	1,378	271	48	7,449	12,162
Secured lending transactions	122,661	455	429	468	1,846	125,859	83,071

We use various hedging and funding strategies to actively manage our market, credit and liquidity exposures on these commitments. We do not believe total commitments necessarily are indicative of actual risk or funding requirements because the commitments may not be drawn or fully used and such amounts are reported before consideration of hedges.

Lending commitments. Through our high grade (investment grade) and high yield (non-investment grade) sales, trading and underwriting activities, we make commitments to extend credit in loan syndication transactions. These commitments and any related drawdowns of these facilities typically have fixed maturity dates and are contingent on certain representations, warranties and contractual conditions applicable to the borrower. We define high yield exposures as securities of or loans to companies rated BB+ or lower or equivalent ratings by recognized credit rating agencies, as well as non-rated securities or loans that, in management’s opinion, are non-investment grade.

We had commitments to high grade borrowers at November 30, 2007 and 2006 of $24.0 billion (net credit exposure of $12.2 billion, after consideration of hedges) and $17.9 billion (net credit exposure of $4.9 billion, after consideration of hedges), respectively. We had commitments to high yield borrowers of $14.1 billion (net credit exposure of $12.8 billion, after consideration of hedges) and $7.6 billion (net credit exposure of $5.9 billion, after consideration of hedges) at November 30, 2007 and 2006, respectively.

Contingent acquisition facilities. We provide contingent commitments to investment and non-investment grade counterparties related to acquisition financing. We do not believe contingent acquisition commitments are necessarily indicative of actual risk or funding requirements as funding is dependent upon both a proposed transaction being completed and the acquiror fully utilizing our commitment. Typically, these commitments are made to a potential acquiror in a proposed acquisition, which may or may not be completed depending on whether the potential acquiror to whom we have provided our commitment is successful. A contingent borrower’s ability to draw on the commitment is typically subject to there being no material adverse change in the borrower’s financial condition, among other factors, and the commitments also generally contain certain flexible pricing features to adjust for changing market conditions prior to closing. In addition, acquirers generally utilize multiple financing sources, including other investment and commercial banks, as well as accessing the general capital markets for completing transactions. Therefore, our contingent acquisition commitments are generally greater than the amounts we ultimately expect to fund. Further, our past practice, consistent with our credit facilitation framework, has been to syndicate acquisition financings to investors. The ultimate timing, amount and pricing of a syndication, however, is influenced by market conditions that may not necessarily be consistent with those at the time the commitment was entered. We provided contingent commitments to high grade counterparties related to acquisition financing of approximately $10.2 billion and $1.9 billion at November 30, 2007 and 2006, respectively, and to high yield counterparties related to acquisition financing of approximately $9.8 billion and $12.8 billion at November 30, 2007 and 2006, respectively.

Mortgage commitments. Through our mortgage origination platforms we make commitments to extend mortgage loans. At November 30, 2007 and 2006, we had outstanding mortgage commitments of approximately $7.4 billion and $12.2 billion, respectively. These commitments included $3.0 billion and $7.0 billion of residential mortgages in 2007 and 2006 and $4.4 billion and $5.2 billion of commercial mortgages at 2007 and 2006. Typically, residential mortgage loan

LEHMAN BROTHERS HOLDINGS INC.
Notes to Consolidated Financial Statements

commitments require us to originate mortgage loans at the option of a borrower generally within 90 days at fixed interest rates. Consistent with past practice, our intention is to sell residential mortgage loans, once originated, primarily through securitizations. The ability to sell or securitize mortgage loans, however, is dependent on market conditions.

Secured lending transactions. In connection with our financing activities, we had outstanding commitments under certain collateralized lending arrangements of approximately $9.8 billion and $7.5 billion at November 30, 2007 and 2006, respectively. These commitments require borrowers to provide acceptable collateral, as defined in the agreements, when amounts are drawn under the lending facilities. Advances made under these lending arrangements typically are at variable interest rates and generally provide for over-collateralization. In addition, at November 30, 2007, we had commitments to enter into forward starting secured resale and repurchase agreements, primarily secured by government and government agency collateral, of $70.8 billion and $45.3 billion, respectively, compared to $44.4 billion and $31.2 billion, respectively, at November 30, 2006.

Other Commitments and Guarantees

The following table summarizes other commitments and guarantees at November 30, 2007 and 2006:

							Total
	Expiration Per Period at November 30,					Contractual Amount
			2010-	2012-		November 30,
In millions	2008	2009	2011	2013	Later	2007	2006
Derivative contracts(1)	$87,394	$59,598	$152,317	$210,496	$228,132	$737,937	$534,585
Municipal-securities-related commitments	2,362	733	86	69	3,652	6,902	1,599
Other commitments with variable interest entities	106	3,100	170	963	4,772	9,111	4,902
Standby letters of credit	1,685	5	—	—	—	1,690	2,380
Private equity and other principal investments	820	675	915	173	—	2,583	1,088

(1)                We believe the fair value of these derivative contracts is a more relevant measure of the obligations because we believe the notional amount overstates the expected payout. At November 30, 2007 and 2006, the fair value of these derivatives contracts approximated $36.8 billion and $9.3 billion, respectively.

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

At November 30, 2007 and 2006, the maximum payout value of derivative contracts deemed to meet the FIN 45 definition of a guarantee was approximately $737.9 billion and $534.6 billion, respectively. For purposes of determining maximum payout, notional values are used; however, we believe the fair value of these contracts is a more relevant measure of these obligations because we believe the notional amounts greatly overstate our expected payout. At November 30, 2007 and 2006, the fair value of such derivative contracts approximated $36.8 billion and $9.3 billion, respectively. In addition, all amounts included above are before consideration of hedging transactions. We substantially mitigate our risk on these contracts through hedges, using other derivative contracts and/or cash instruments. We manage risk associated with derivative guarantees consistent with our global risk management policies.

Municipal-securities-related commitments. At November 30, 2007 and 2006, we had municipal-securities-related commitments of approximately $6.9 billion and $1.6 billion, respectively, which are principally comprised of liquidity commitments related to trust certificates backed by high grade municipal securities. We believe our liquidity commitments to these trusts involve a low level of risk because our obligations are supported by high grade securities and generally cease if the underlying assets are downgraded below investment grade or upon an issuer’s default. In certain instances, we also provide credit default protection to investors, which approximated $468 million and $48 million at November 30, 2007 and 2006, respectively.

Other commitments with VIEs. We make certain liquidity commitments and guarantees to VIEs. We provided liquidity commitments of approximately $1.4 billion and $1.0 billion at November 30, 2007 and 2006, respectively, which represented our maximum exposure to loss, to commercial paper conduits in support of certain clients’ secured financing

LEHMAN BROTHERS HOLDINGS INC.
Notes to Consolidated Financial Statements

transactions. However, we believe our actual risk to be limited because these liquidity commitments are supported by over-collateralization with investment grade collateral.

In addition, we provide limited downside protection guarantees to investors in certain VIEs by guaranteeing return of their initial principal investment. Our maximum exposure to loss under such commitments was approximately $6.1 billion and $3.9 billion at November 30, 2007 and 2006, respectively. We believe our actual risk to be limited because our obligations are collateralized by the VIEs’ assets and contain significant constraints under which downside protection will be available (e.g., the VIE is required to liquidate assets in the event certain loss levels are triggered).

We participate in an A-1/P-1-rated multi-seller conduit. This multi-seller issues secured liquidity notes to provide financing. Our intention is to utilize this conduit for purposes of funding a portion of our contingent acquisition commitments. At November 30, 2007, we were contingently committed to provide $1.6 billion of liquidity if the conduit is unable to remarket the secured liquidity notes upon their maturity, generally, one year after a failed remarketing event. This conduit is not consolidated in Holdings’ results of operations.

Standby letters of credit. At November 30, 2007 and 2006, respectively, we had commitments under letters of credit issued by banks to counterparties for $1.7 billion and $2.4 billion. We are contingently liable for these letters of credit which are primarily used to provide collateral for securities and commodities borrowed and to satisfy margin deposits at option and commodity exchanges.

Private equity and other principal investments. At November 30, 2007 and 2006, we had private equity and other principal investment commitments of approximately $2.6 billion and $1.1 billion, respectively, comprising commitments to private equity partnerships and other principal investment opportunities. It has been our past practice to distribute and syndicate certain of these commitments to our investing clients.

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

In connection with certain acquisitions and strategic investments, we agreed to pay additional consideration contingent on the acquired entity meeting or exceeding specified income, revenue or other performance thresholds. These payments will be recorded as amounts become determinable. Had the determination dates been November 30, 2007 and 2006, our estimated obligations related to these contingent consideration arrangements would have been $420 million and $224 million, respectively.

Income Taxes

We are under continuous examination by the Internal Revenue Service (the “IRS”), and other tax authorities in major operating jurisdictions such as the United Kingdom and Japan, and in various states in which the Company has significant operations, such as New York. The Company regularly assesses the likelihood of additional assessments in each tax jurisdiction and the impact on the Consolidated Financial Statements. Tax reserves have been established, which we believe to be adequate with regards to the potential for additional exposure. Once established, reserves are adjusted only when additional information is obtained or an event requiring a change to the reserve occurs. Management believes the resolution

LEHMAN BROTHERS HOLDINGS INC.
Notes to Consolidated Financial Statements

of these uncertain tax positions will not have a material impact on the financial condition of the Company; however resolution could have an impact on our effective tax rate in any reporting period.

We have completed the appeals process with respect to the 1997 through 2000 IRS examination. Although most issues were settled on a basis acceptable to us, two issues remain unresolved and will carry into litigation with the IRS. Based on the strength of its positions, we have not reserved any part of these issues. The aggregate tax benefits previously recorded with regard to these two issues is approximately $185 million.

The IRS has recently begun an examination with respect to our 2001 through 2005 tax years. The audit is in its initial stages and no adjustments have been proposed. We believe we are adequately reserved for any issues that may arise from this audit. The two issues from the 1997 through 2000 cycle which we plan to litigate also have an impact on the 2001 through 2005 tax years. The aggregate tax benefit previously recorded with regard to these two issues is approximately $500 million.

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

Lease Commitments

Total rent expense for 2007, 2006 and 2005 was $250 million, $181 million and $167 million, respectively. Certain leases on office space contain escalation clauses providing for additional payments based on maintenance, utility and tax increases.

Minimum future rental commitments under non-cancelable operating leases (net of subleases of approximately $325 million) and future commitments under capital leases are as follows:

Minimum Future Rental Commitments Under Operating and Capital Lease Agreements

	Operating	Capital
In millions	Leases	Leases
Fiscal 2008	$281	$74
Fiscal 2009	269	99
Fiscal 2010	251	101
Fiscal 2011	242	105
Fiscal 2012	227	108
December 1, 2012 and thereafter	1,335	2,489
Total minimum lease payments	$2,605	$2,976
Less: Amount representing interest		1,534
Present value of future minimum capital lease payments		$1,442

Note 10 Stockholders’ Equity

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

Preferred Stock

Holdings is authorized to issue a total of 24,999,000 shares of preferred stock. At November 30, 2007, Holdings had 798,000 shares issued and outstanding under various series as described below. All preferred stock has a dividend preference over Holdings’ common stock in the paying of dividends and a preference in the liquidation of assets.

LEHMAN BROTHERS HOLDINGS INC.
Notes to Consolidated Financial Statements

On March 28, 2000, Holdings issued 5,000,000 Depositary Shares, each representing 1/100th of a share of Fixed/Adjustable Rate Cumulative Preferred Stock, Series E (“Series E Preferred Stock”), $1.00 par value. The initial cumulative dividend rate on the Series E Preferred Stock was 7.115% per annum through May 31, 2005. On May 31, 2005, Holdings redeemed all of its issued and outstanding shares of Series E Preferred Stock, together with accumulated and unpaid dividends.

The following table summarizes our outstanding preferred stock at November 30, 2007:

	Depositary	Shares Issued and	Dividend	Earliest Redemption	Redemption
Series	Shares	Outstanding	Rate	Date	Value
C	5,000,000	500,000	5.94%	May 31, 2008	250,000,000
D	4,000,000	40,000	5.67%	August 31, 2008	200,000,000
F	13,800,000	138,000	6.50%	August 31, 2008	345,000,000
G	12,000,000	120,000	one-month LIBOR + 0.75%(1)	February 15, 2009	300,000,000

(1)     Subject to a floor of 3.0% per annum.

The Series C, D, F and G Preferred Stock rank equally as to dividends and upon liquidation, dissolution or winding up and have no voting rights except as provided below or as otherwise from time to time required by law. If dividends payable on any of the Series C, D, F or G Preferred Stock or on any other equally-ranked series of preferred stock have not been paid for six or more quarters, whether or not consecutive, the authorized number of directors of the Company will automatically be increased by two. The holders of the Series C, D, F or G Preferred Stock will have the right, with holders of any other equally-ranked series of preferred stock that have similar voting rights and on which dividends likewise have not been paid, voting together as a class, to elect two directors to fill such newly created directorships until the dividends in arrears are paid.

Common Stock

Dividends declared per common share were $0.60, $0.48 and $0.40 in 2007, 2006 and 2005, respectively. During the years ended November 30, 2007, 2006 and 2005, we repurchased or acquired, pursuant to our stock repurchase program, shares of our common stock at an aggregate cost of approximately $3.2 billion, $3.7 billion and $4.2 billion, respectively, or $73.85, $69.61, and $51.59 per share, respectively. These shares were acquired in the open market and from employees who tendered mature shares to pay for the exercise cost of stock options or for statutory tax withholding obligations on restricted stock unit (“RSU”) issuances or option exercises. For additional information, see Note 12, “Share-Based Employee Incentive Plans—Stock Repurchase Program,” to the Consolidated Financial Statements.

Changes in the number of shares of common stock outstanding are as follows:

	Year Ended November 30,
	2007	2006	2005
Shares outstanding, beginning of period	533,368,195	542,874,206	548,318,822
Exercise of stock options and other share issuances	17,056,454	22,374,748	53,142,714
Shares issued to the RSU Trust	24,500,000	21,000,000	22,000,000
Treasury stock acquisitions	(43,037,230)	(52,880,759)	(80,587,330)
Shares outstanding, end of period	531,887,419	533,368,195	542,874,206

In 1997, we established an irrevocable grantor trust (the “RSU Trust”) to provide common stock voting rights to employees who hold outstanding RSUs and to encourage employees to think and act like owners. In 2007, 2006 and 2005, we transferred 24.5 million, 21.0 million and 22.0 million treasury shares, respectively, into the RSU Trust. At November 30, 2007, approximately 72.5 million shares were held in the RSU Trust with a total value of approximately $2.3 billion. These shares are valued at weighted-average grant prices. Shares transferred to the RSU Trust do not affect the total number of shares used in the calculation of basic and diluted earnings per share because we include amortized RSUs in the calculations. Accordingly, the RSU Trust has no effect on total equity, net income, book value per share or earnings per share.

LEHMAN BROTHERS HOLDINGS INC.
Notes to Consolidated Financial Statements

Note 11 Earnings per Common Share

Earnings per Common Share

	November 30,
In millions, except per share data	2007	2006	2005
Numerator:
Net income	$4,192	$4,007	$3,260
Less: Preferred stock dividends	67	66	69
Numerator for basic earnings per share–net income applicable to common stock	$4,125	$3,941	$3,191
Denominator:
Denominator for basic earnings per share–weighted-average common shares	540.6	543.0	556.3
Effect of dilutive securities:
Employee stock options	23.6	29.1	25.4
Restricted stock units	4.1	6.3	5.5
Dilutive potential common shares	27.7	35.4	30.9
Denominator for diluted earnings per share–weighted-average common and dilutive potential common shares (1)	568.3	578.4	587.2
Basic earnings per common share	$7.63	$7.26	$5.74
Diluted earnings per common share	$7.26	$6.81	$5.43

(1)	Anti-dilutive options and restricted stock units excluded from the calculations of diluted earnings per share	13.7	4.4	8.7

On April 5, 2006, our Board of Directors approved a 2-for-1 common stock split, in the form of a stock dividend that was effected on April 28, 2006. See Note 10, “Stockholders’ Equity,” for additional information about the stock split.

Note 12 Share-Based Employee Incentive Plans

We adopted the fair value recognition provisions for share-based awards pursuant to SFAS 123(R) effective as of the beginning of the 2006 fiscal year. For a further discussion, see Note 1, “Summary of Significant Accounting Policies–Accounting and Regulatory Developments,” to the Consolidated Financial Statements.

We sponsor several share-based employee incentive plans. Amortization of compensation costs for grants awarded under these plans was approximately $1.3 billion, $1.0 billion and $1.1 billion during 2007, 2006 and 2005, respectively. The total income tax benefit recognized in the Consolidated Statement of Income for these plans was $515 million, $421 million and $457 million for 2007, 2006 and 2005, respectively. Not included in the $1.3 billion of 2007 amortization expense is $514 million of stock awards granted in December 2007, which were accrued as compensation expense in fiscal 2007.

At November 30, 2007, unrecognized compensation cost related to non-vested stock option and RSU awards totaled $2.0 billion. The cost of these non-vested awards is expected to be recognized over the next 9.0 years over a weighted-average period of 3.8 years.

Below is a description of our share-based employee incentive compensation plans.

Share-Based Employee Incentive Plans

We sponsor several share-based employee incentive plans. The total number of shares of common stock remaining available for future awards under these plans at November 30, 2007, was 82.3 million (not including shares that may be returned to the Stock Incentive Plan (the “SIP”) as described below, but including an additional 0.4 million shares authorized for issuance under the Lehman Brothers Holdings Inc. 1994 Management Ownership Plan (the “1994 Plan”) that have been reserved solely for issuance in respect of dividends on outstanding awards under this plan). In connection with awards made under our share-based employee incentive plans, we are authorized to issue shares of common stock held in treasury or newly-issued shares.

1994 and 1996 Management Ownership Plans and Employee Incentive Plan. The 1994 Plan, the Lehman Brothers Holdings Inc. 1996 Management Ownership Plan (the “1996 Plan”) and the Lehman Brothers Holdings Inc. Employee Incentive Plan (the “EIP”) all expired following the completion of their various terms. These plans provided for the issuance of RSUs, performance stock units, stock options and other share-based awards to eligible employees. At November 30, 2007, awards with respect to 605.6 million shares of common stock have been made under these plans, of which 130.3 million are outstanding and 475.3 million have been converted to freely transferable common stock.

LEHMAN BROTHERS HOLDINGS INC.
Notes to Consolidated Financial Statements

Stock Incentive Plan. The SIP has a 10-year term ending in May 2015, with provisions similar to the previous plans. The SIP authorized the issuance of up to the total of (i) 95.0 million shares (20.0 million as originally authorized, plus an additional 75.0 million authorized by the stockholders of Holdings at its 2007 Annual Meeting), plus (ii) the 33.5 million shares authorized for issuance under the 1996 Plan and the EIP that remained unawarded upon their expiration, plus (iii) any shares subject to repurchase or forfeiture rights under the 1996 Plan, the EIP or the SIP that are reacquired by the Company, or the award of which is canceled, terminates, expires or for any other reason is not payable, plus (iv) any shares withheld or delivered pursuant to the terms of the SIP in payment of any applicable exercise price or tax withholding obligation. Awards with respect to 51.1 million shares of common stock have been made under the SIP as of November 30, 2007, 50.4 million of which are outstanding.

1999 Long-Term Incentive Plan. The 1999 Neuberger Berman Inc. Long-Term Incentive Plan (the “LTIP”) provides for the grant of restricted stock, restricted units, incentive stock, incentive units, deferred shares, supplemental units and stock options. The total number of shares of common stock that may be issued under the LTIP is 15.4 million. At November 30, 2007, awards with respect to approximately 13.7 million shares of common stock had been made under the LTIP, of which 3.2 million were outstanding.

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

For RSUs granted prior to 2004, we measured compensation cost based on the market value of our common stock at the grant date in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, a discount from the market price of an unrestricted share of common stock on the RSU grant date was not recognized for selling restrictions subsequent to the vesting date. For awards granted beginning in 2004, we measure compensation cost based on the market price of our common stock at the grant date less a discount for sale restrictions subsequent to the vesting date in accordance with SFAS 123 and SFAS 123(R). The fair value of RSUs subject to post-vesting date sale restrictions are generally discounted by three to eight percent for each year based upon the duration of the post-vesting restriction. These discounts are based on market-based studies and academic research on securities with restrictive features. RSUs granted in each of the periods presented contain selling restrictions subsequent to a vesting date.

The fair value of RSUs converted to common stock without restrictions for the year ended November 30, 2007 was $1.2 billion. Compensation costs previously recognized and tax benefits recognized in equity upon issuance of these awards were approximately $760 million.

The following table summarizes RSU activity for 2007 and 2006:

				Weighted Average
			Total Number	Grant Date
	Unamortized	Amortized	of RSUs	Fair Value
Balance, November 30, 2005	48,116,384	72,301,290	120,417,674	$38.35
Granted	8,251,700	—	8,251,700	71.41
Canceled	(2,244,585)	(72,424)	(2,317,009)	43.81
Exchanged for stock without restrictions	—	(25,904,367)	(25,904,367)	28.93
Amortization	(19,218,999)	19,218,999	—
Balance, November 30, 2006	34,904,500	65,543,498	100,447,998	$43.37
Granted	38,839,114	—	38,839,114	68.92
Canceled	(4,720,625)	1,079,269	(3,641,356)	51.27
Exchanged for stock without restrictions	—	(17,716,614)	(17,716,614)	31.51
Amortization	(34,166,465)	34,166,465	—
Balance, November 30, 2007	34,856,524	83,072,618	117,929,142	$53.33

LEHMAN BROTHERS HOLDINGS INC.
Notes to Consolidated Financial Statements

The above table excludes approximately 49.7 million RSUs which were granted to employees on December 7, 2007, including approximately 11.3 million RSUs awarded to retirement eligible employees and expensed in fiscal 2007 and approximately 38.4 million RSUs awarded to employees and subject to future vesting provisions.

Of the approximately 117.9 million RSUs outstanding at November 30, 2007, approximately 83.1 million were amortized and included in basic earnings per share. Approximately 16.5 million of RSUs outstanding at November 30, 2007 will be amortized during 2008, and the remainder will be amortized subsequent to 2008.

The above table includes approximately 5.8 million RSUs awarded to certain senior officers, the terms of which were modified in 2006 (the “Modified RSUs”). The original RSUs resulted from performance stock units (“PSUs”) for which the performance periods have expired, but which were not previously converted into RSUs as their vesting was contingent upon a change in control of the Company or certain other specified circumstances as determined by the Compensation and Benefits Committee of the Board of Directors (the “CIC RSUs”). On November 30, 2006, with the approval of the Compensation and Benefits Committee, each executive agreed to a modification of the vesting terms of the CIC RSUs to eliminate the change in control provisions and to provide for vesting in ten equal annual installments from 2007 to 2016, provided the executive continues to be an employee on the vesting date of the respective installment. Vested installments will remain subject to forfeiture for detrimental behavior for an additional two years, after which time they will convert to common stock on a one-for-one basis and be issued to the executive. The Modified RSUs will vest (and convert to common stock and be issued) earlier only upon death, disability or certain government service approved by the Compensation and Benefits Committee. Dividends will be payable by the Corporation on the Modified RSUs from the date of their modification and will be reinvested in additional RSUs with the same terms.

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

Stock Options

Employees and Directors may receive stock options, in lieu of cash, as a portion of their total compensation. Such options generally become exercisable over a one- to five-year period and generally expire five- to ten years from the date of grant, subject to accelerated expiration upon termination of employment.

We use the Black-Scholes option-pricing model to measure the grant date fair value of stock options granted to employees. Stock options granted have exercise prices equal to the market price of our common stock on the grant date. The principal assumptions utilized in valuing options and our methodology for estimating such model inputs include: (i) risk-free interest rate - estimate is based on the yield of U.S. zero coupon securities with a maturity equal to the expected life of the option; (ii) expected volatility - estimate is based on the historical volatility of our common stock for the three years preceding the award date, the implied volatility of market-traded options on our common stock on the grant date and other factors; and (iii) expected option life - estimate is based on internal studies of historical and projected exercise behavior based on different employee groups and specific option characteristics, including the effect of employee terminations. Based on the results of the model, the weighted-average fair value of stock options granted were $24.94, $15.83 and $13.24 for 2007, 2006 and 2005, respectively. The weighted-average assumptions used for 2007, 2006 and 2005 were as follows:

Weighted Average Black-Scholes Assumptions

	Year Ended November 30,
	2007	2006	2005
Risk-free interest rate	4.72%	4.49%	3.97%
Expected volatility	25.12%	23.08%	23.73%
Annual dividends per share	$0.60	$0.48	$0.40
Expected life	7.0 years	4.5 years	3.9 years

The valuation technique takes into account the specific terms and conditions of the stock options granted including vesting period, termination provisions, intrinsic value and time dependent exercise behavior.

LEHMAN BROTHERS HOLDINGS INC.
Notes to Consolidated Financial Statements

The following table summarizes stock option activity for 2007 and 2006:

Stock Option Activity

		Weighted-Average	Expiration
	Options	Exercise Price	Dates
Balance, November 30, 2005	101,750,326	$31.36	12/05—11/15
Granted	2,670,400	66.14
Exercised	(22,453,729)	28.38
Canceled	(570,626)	31.63
Balance, November 30, 2006	81,396,371	$33.32	12/06—05/16
Granted	10,200	72.07
Exercised	(15,429,250)	28.86
Canceled	(371,778)	31.64
Balance, November 30, 2007	65,605,543	$34.39	01/08—04/17

The total intrinsic value of stock options exercised in 2007 was approximately $711 million for which compensation costs previously recognized and tax benefits recognized in equity upon issuance totaled approximately $238 million. Cash received from the exercise of stock options in 2007 totaled approximately $443 million.

The table below provides additional information related to stock options outstanding:

	Outstanding at Nov. 30,			Options Exercisable at Nov. 30,
	2007	2006	2005	2007	2006	2005
Number of options	65,605,543	81,396,371	101,750,326	51,748,377	54,561,355	52,638,434
Weighted-average exercise price	$34.39	$33.32	$31.36	$30.24	$30.12	$27.65
Aggregate intrinsic value (in millions)	$1,867	$3,284	$3,222	$1,676	$2,376	$1,861
Weighted-average remaining contractual terms in years	4.00	4.84	5.46	3.70	4.25	4.58

At November 30, 2007, the number of options outstanding, net of projected forfeitures, was approximately 65 million shares, with a weighted-average exercise price of $34.19, aggregate intrinsic value of approximately $1.8 billion, and weighted-average remaining contractual terms of 3.97 years.

At November 30, 2007, the intrinsic value of unexercised vested options was approximately $1.7 billion for which compensation cost and tax benefits expected to be recognized in equity, upon issuance, are approximately $508 million.

Restricted Stock

In addition to RSUs, we also continue to issue restricted stock to certain Neuberger employees under the LTIP. The following table summarizes restricted stock activity for 2007, 2006 and 2005:

	2007	2006	2005
Balance, beginning of year	671,956	1,042,376	1,541,692
Granted	—	43,520	15,534
Canceled	(4,444)	(6,430)	(37,446)
Exchanged for stock without restrictions	(311,892)	(407,510)	(477,404)
Balance, end of year	355,620	671,956	1,042,376

At November 30, 2007, there were 355,620 shares of restricted stock outstanding. The fair value of the 311,892 shares of restricted stock that became freely tradable in 2007 was approximately $23 million.

Stock Repurchase Program

We maintain a common stock repurchase program to manage our equity capital. Our stock repurchase program is effected through open-market purchases, as well as through employee transactions where employees tender shares of common stock to pay for the exercise price of stock options and the required tax withholding obligations upon option exercises and conversion of RSUs to freely-tradable common stock. In January 2007, our Board of Directors authorized the repurchase, subject to market conditions, of up to 100 million shares of Holdings’ common stock for the management of our equity capital, including offsetting dilution due to employee stock awards. This authorization superseded the stock repurchase program authorized in 2006. During 2007, we repurchased approximately 34.6 million shares of our common stock through open-market purchases at an aggregate cost of approximately $2.6 billion, or $75.40 per share. In addition, we withheld approximately 8.5 million shares of common stock from employees at an equivalent cost of approximately

LEHMAN BROTHERS HOLDINGS INC.
Notes to Consolidated Financial Statements

$573 million. At November 30, 2007, approximately 57 million shares remained available for repurchase under this authorization.

In January 2008, our Board of Directors authorized the repurchase, subject to market conditions, of up to 100 million shares of Holdings’ common stock for the management of the Firm’s equity capital, including consideration of dilution due to employee stock awards. This resolution supersedes the stock repurchase program authorized in 2007.

Note 13 Employee Benefit Plans

We provide both funded and unfunded noncontributory defined benefit pension plans for the majority of our employees worldwide. In addition, we provide certain other postretirement benefits, primarily health care and life insurance, to eligible employees. We use a November 30 measurement date for our plans.

In September 2006, the FASB issued SFAS 158, which requires an employer to recognize the over- or under-funded status of its defined benefit postretirement plans as an asset or liability in its Consolidated Statement of Financial Condition, measured as the difference between the fair value of the plan assets and the benefit obligation. For pension plans, the benefit obligation is the projected benefit obligation. For other postretirement plans, the benefit obligation is the accumulated postretirement obligation. Upon adoption, SFAS 158 requires an employer to recognize previously unrecognized actuarial gains and losses and prior service costs within Accumulated other comprehensive income/(loss) (net of tax), a component of Stockholders’ equity. We adopted this provision of SFAS 158 for the year ended November 30, 2007.

The following table illustrates the incremental effect of the application of SFAS 158 on the Consolidated Statement of Financial Condition at November 30, 2007:

	Before Application	SFAS 158	After Application
In millions	of SFAS 158	Adoption Adjustments	of SFAS 158
Prepaid pension cost	$662	$(351)	$311
Deferred tax assets	3,183	137	3,320
Total Assets	691,277	(214)	691,063
Liability for pension and postretirement benefits	123	(7)	116
Deferred tax liabilities	1,008	3	1,011
Total Liabilities	668,577	(4)	668,573
Accumulated other comprehensive income/(loss)	(100)	(210)	(310)
Total Stockholders’ Equity	$22,700	$(210)	$22,490

The minimum pension liability of $24 million was eliminated with the adoption of SFAS 158.

LEHMAN BROTHERS HOLDINGS INC.
Notes to Consolidated Financial Statements

The following table provides a summary of the changes in the plans’ benefit obligations, fair value of plan assets, and funded status and amounts recognized in the Consolidated Statement of Financial Condition for our U.S. and non-U.S. defined benefit pension and postretirement benefit plans:

Defined Benefit Plans

					Other
	Pension Benefits				Postretirement
In millions	U.S.		Non–U.S.		Benefits
November 30,	2007	2006	2007	2006	2007	2006
Change in benefit obligation
Benefit obligation at beginning of year	$1,168	$1,017	$514	$399	$61	$60
Service cost	54	47	7	8	1	1
Interest cost	67	61	26	20	3	3
Plan amendments and curtailments	(3)	3	(11)	—	—	—
Actuarial loss/(gain)	(177)	69	(71)	37	(6)	2
Benefits paid	(32)	(29)	(9)	(7)	(6)	(5)
Foreign currency exchange rate changes	—	—	28	57	—	—
Benefit obligation at end of year	1,077	1,168	484	514	53	61
Change in plan assets
Fair value of plan assets at beginning of year	1,147	1,030	494	378	—	—
Actual return on plan assets, net of expenses	94	96	28	43	—	—
Employer contribution	—	50	48	26	6	5
Benefits paid	(32)	(29)	(12)	(6)	(6)	(5)
Foreign currency exchange rate changes	—	—	30	53	—	—
Fair value of plan assets at end of year	1,209	1,147	588	494	—	—
Funded/(underfunded) status(1)	132	(21)	104	(20)	(53)	(61)
Unrecognized net actuarial loss/(gain) (1)		455		161		(9)
Unrecognized prior service cost/(benefit) (1)		30		1		(1)
Prepaid/(accrued) benefit cost(1)		$464		$142		$(71)
Accumulated benefit obligation–funded plans	$947	$1,020	$457	$490
Accumulated benefit obligation–unfunded plans	63	76	12	—

(1)                In accordance with SFAS 158, the funded/(underfunded) status was recognized in the Consolidated Statement of Financial Condition at November 30, 2007 and Unrecognized net actuarial gain/(loss) and Unrecognized prior service cost/(benefit) was recognized in the Consolidated Statement of Stockholders’ Equity at November 30, 2007.

Weighted-Average Assumptions Used to Determine Benefit Obligations

					Other
	Pension Benefits				Postretirement
	U.S.		Non-U.S.		Benefits
November 30,	2007	2006	2007	2006	2007	2006
Discount rate	6.66%	5.73%	5.00%	4.82%	6.45%	5.70%
Rate of compensation increase	5.00%	5.00%	4.60%	4.30%

The following table presents the pre-tax net actuarial loss/(gain) and prior service cost/(benefit) recognized in accumulated other comprehensive income/(loss) at November 30, 2007:

	Pension Benefits		Other Postretirement
In millions	U.S.	Non-U.S.	Benefits
Net actuarial loss/(gain)	$238	$94	$(16)
Prior Service cost/(benefit)	27	—	(1)
Total	$265	$94	$(17)

LEHMAN BROTHERS HOLDINGS INC.
Notes to Consolidated Financial Statements

The following table presents the estimated pre-tax net actuarial loss/(gain) and estimated prior service costs/(credits) that will be amortized from accumulated other comprehensive income/(loss) into net periodic cost/(income) and recorded into the Consolidated Statement of Income in fiscal 2008:

	Pension Benefits		Other Postretirement
In millions	U.S.	Non-U.S.	Benefits
Net actuarial loss/(gain)	$10	$4	$(1)
Prior Service cost/(benefit)	$4	$—	$(1)

Components of Net Periodic Cost

	Pension Benefits						Postretirement
In millions	U.S. Pensions			Non–U.S.			Benefits
November 30,	2007	2006	2005	2007	2006	2005	2007	2006	2005
Service cost	$57	$49	$42	$7	$8	$7	$1	$2	$2
Interest cost	67	61	56	26	20	19	4	3	3
Expected return on plan assets	(86)	(76)	(74)	(37)	(26)	(24)	—	—	—
Amortization of net actuarial loss	26	30	33	11	10	11	—	—	—
Amortization of prior service cost	4	4	3	—	1	1	(1)	(1)	(1)
Net periodic cost	$68	$68	$60	$7	$13	$14	$4	$4	$4

Weighted-Average Assumptions Used to Determine Net Periodic Cost for the Years Ended November 30,

	Pension Benefits						Postretirement
	U.S. Pensions			Non-U.S.			Benefits
	2007	2006	2005	2007	2006	2005	2007	2006	2005
Discount rate	5.73%	5.98%	5.90%	5.00%	4.82%	4.80%	5.70%	5.70%	5.90%
Expected return on plan assets	7.50%	7.50%	8.50%	7.50%	6.57%	6.96%
Rate of compensation increase	5.00%	5.00%	5.00%	4.60%	4.30%	4.30%

Return on Plan Assets

U.S. and non–U.S. Plans. Establishing the expected rate of return on pension assets requires judgment. We consider the following factors in determining these assumptions:

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

Plan Assets

Pension plan assets are invested with the objective of meeting current and future benefit payment needs, while

LEHMAN BROTHERS HOLDINGS INC.
Notes to Consolidated Financial Statements

minimizing future contributions.

U.S. plans. Plan assets are invested with several investment managers. Assets are diversified among U.S. and international equity securities, U.S. fixed income securities, real estate and cash. The plan employs a mix of active and passive investment management programs. The strategic target of plan asset allocation is approximately 65% equities and 35% U.S. fixed income. The investment sub-committee of our pension committee reviews the asset allocation quarterly and, with the approval of the pension committee, determines when and how to rebalance the portfolio. The plan does not have a dedicated allocation to Lehman Brothers common stock, although the plan may hold a minimal investment in Lehman Brothers common stock as a result of investment decisions made by various investment managers.

Non–U.S. plans. Non–U.S. pension plan assets are invested with several investment managers across a range of different asset classes. The strategic target of plan asset allocation is approximately 75% equities, 20% fixed income and 5% real estate.

Weighted-average plan asset allocations were as follows:

	U.S. Plans		Non–U.S. Plans
	Nov 30, 2007	Nov 30, 2006	Nov 30, 2007	Nov 30, 2006
Equity securities	76%	72%	69%	72%
Fixed income securities	24	23	14	14
Real estate	—	—	4	5
Cash	—	5	13	9
	100%	100%	100%	100%

Expected Contributions for the Fiscal Year Ending November 30, 2008

We do not expect it to be necessary to contribute to our U.S. pension plans in the fiscal year ending November 30, 2008. We expect to contribute approximately $8 million to our non–U.S. pension plans in the fiscal year ending November 30, 2008.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension
In millions	U.S.	Non-U.S.	Postretirement
Fiscal 2008	$37	$7	$6
Fiscal 2009	41	7	5
Fiscal 2010	43	7	5
Fiscal 2011	46	7	5
Fiscal 2012	51	8	5
Fiscal 2013—2017	308	42	24

Postretirement Benefits

Assumed health care cost trend rates were as follows:

	November 30,
	2007	2006
Health care cost trend rate assumed for next year	9%	9%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5%	5%
Year the rate reaches the ultimate trend rate	2012	2011

LEHMAN BROTHERS HOLDINGS INC.
Notes to Consolidated Financial Statements

A one-percentage-point change in assumed health care cost trend rates would be immaterial to our other postretirement plans.

Note 14 Income Taxes

We file a consolidated U.S. federal income tax return reflecting the income of Holdings and its subsidiaries. The provision for income taxes consists of the following:

Provision for Income Taxes

	November 30,
In millions	2007	2006	2005
Current:
Federal	$121	$1,024	$1,037
State	50	91	265
Foreign	1,232	890	769
	1,403	2,005	2,071
Deferred:
Federal	405	(80)	(634)
State	23	(22)	(59)
Foreign	(10)	42	191
	418	(60)	(502)
Provision for income taxes	$1,821	$1,945	$1,569

Income before taxes included $6.8 billion, $2.7 billion and $1.9 billion that also were subject to income taxes of foreign jurisdictions for 2007, 2006 and 2005, respectively.

The income tax provision differs from that computed by using the statutory federal income tax rate for the reasons shown below:

Reconciliation of Provision for Income Taxes to Federal Income Taxes at Statutory Rate

	November 30,
In millions	2007	2006	2005
Federal income taxes at statutory rate	$2,104	$2,068	$1,690
State and local taxes	48	45	134
Tax-exempt income	(114)	(125)	(135)
Foreign operations	(225)	(17)	(113)
Other, net	8	(26)	(7)
Provision for income taxes	$1,821	$1,945	$1,569

The provision for income taxes resulted in effective tax rates of 30.3%, 32.9% and 32.5% for 2007, 2006 and 2005, respectively. The decrease in the effective tax rate in 2007 compared to 2006 was primarily due to a more favorable mix of earnings which resulted in lower tax expense from foreign operations as compared to the U.S. statutory rate. The increases in the effective tax rates in 2006 and 2005 compared with the prior years were primarily due to an increase in level of pretax earnings which minimizes the impact of certain tax benefit items, and in 2006 a net reduction in certain benefits from foreign operations, partially offset by a reduction in state and local taxes due to favorable audit settlements in 2006 and 2005.

LEHMAN BROTHERS HOLDINGS INC.
Notes to Consolidated Financial Statements

In 2007, we recorded an income tax benefit of $2 million, and in 2006 and 2005 we recorded income tax charges of  $2 million and $1 million, respectively, from the translation of foreign currencies, which was recorded directly in Accumulated other comprehensive income/(loss). Income tax benefits related to employee stock compensation plans of approximately $434 million, $836 million and $1.0 billion in 2007, 2006 and 2005, respectively, were allocated to Additional paid-in capital.

Deferred income taxes are provided for the differences between the tax bases of assets and liabilities and their reported amounts in the Consolidated Financial Statements. These temporary differences will result in future income or deductions for income tax purposes and are measured using the enacted tax rates that will be in effect when such items are expected to reverse.

Net deferred tax assets are included in Other assets in the Consolidated Statement of Financial Condition. At November 30, 2007 and 2006, deferred tax assets and liabilities consisted of the following:

Deferred Tax Assets and Liabilities

	November 30,
In millions	2007	2006
Deferred tax assets:
Liabilities and other accruals not currently deductible	$161	$415
Deferred compensation	1,930	1,657
Unrealized investment activity	—	251
Foreign tax credit carryforwards	246	214
Foreign operations (net of associated tax credits)	1,049	709
Net operating loss carryforwards	75	64
Other	132	91
Total deferred tax assets	3,593	3,401
Less: valuation allowance	(273)	(5)
Total deferred tax assets, net of valuation allowance	3,320	3,396
Deferred tax liabilities:
Excess tax over financial depreciation, net	(104)	(103)
Acquired intangibles	(369)	(384)
Unrealized investment activity	(375)	—
Pension and retirement costs	(104)	(192)
Other	(59)	(47)
Total deferred tax liabilities	(1,011)	(726)
Net deferred tax assets	$2,309	$2,670

We have permanently reinvested earnings in certain foreign subsidiaries. At November 30, 2007, $4.3 billion of accumulated earnings were permanently reinvested. At current tax rates, additional Federal income taxes (net of available tax credits) of approximately $1.1 billion would become payable if such income were to be repatriated.

We have approximately $215 million of Federal net operating loss carryforwards that are subject to separate company limitations. Substantially all of these net operating loss carryforwards begin to expire between 2023 and 2026. At November 30, 2007, $5 million of the deferred tax asset valuation allowance relates to Federal net operating loss carryforwards of an acquired entity that is subject to separate company limitations. If future circumstances permit the recognition of the acquired tax benefit, goodwill will be reduced. The remaining deferred tax asset valuation allowance of $268 million relates to losses from foreign legal entities in which the prospect of future profitability does not meet the more likely than not recognition threshold.

We are under continuous examination by the IRS, and other tax authorities in major operating jurisdictions such as the United Kingdom and Japan, and in various states in which the Company has significant operations, such as New York. The Company regularly assesses the likelihood of additional assessments in each tax jurisdiction and the impact on the Consolidated Financial Statements. Tax reserves have been established, which we believe to be adequate with regards to the potential for additional exposure. Once established, reserves are adjusted only when additional information is obtained or an event requiring a change to the reserve occurs. Management believes the resolution of these uncertain tax positions will not have a material impact on the financial condition of the Company; however resolution could have an impact on our effective tax rate in any one particular period.

LEHMAN BROTHERS HOLDINGS INC.
Notes to Consolidated Financial Statements

We have completed the appeals process with respect to the 1997 through 2000 IRS examination. Although most issues were settled on a basis acceptable to us, two issues remain unresolved and will carry into litigation with the IRS. Based on the strength of its positions, we have not reserved any part of these issues. The aggregate tax benefits previously recorded with regard to these two issues is approximately $185 million.

The IRS has recently begun an examination with respect to the 2001 through 2005 tax years. The audit is in its initial stages and no adjustments have been proposed. We believe we are adequately reserved for any issues that may arise from this audit. The two issues from the 1997 through 2000 cycle which we plan to litigate also have an impact on the 2001 through 2005 tax years. The aggregate tax benefit previously recorded with regard to these two issues is approximately $500 million.

Note 15 Regulatory Requirements

For regulatory purposes, Holdings and its subsidiaries are referred to collectively as a CSE. CSEs are supervised and examined by the SEC, which requires minimum capital standards on a consolidated basis. At November 30, 2007, Holdings was in compliance with the CSE capital requirements and had allowable capital in excess of the minimum capital requirements on a consolidated basis.

In the United States, Lehman Brothers Inc. (“LBI”) and Neuberger Berman, LLC (“NB LLC”) are registered broker-dealers in the U.S. that are subject to SEC Rule 15c3-1 and Rule 1.17 of the Commodity Futures Trading Commission, which specify minimum net capital requirements for the registrants. LBI and NB LLC have consistently operated with net capital in excess of their respective regulatory capital requirements. LBI has elected to calculate its minimum net capital in accordance with Appendix E of the Net Capital Rule which establishes alternative net capital requirements for broker-dealers that are part of CSEs. In addition to meeting the alternative net capital requirements, LBI is required to maintain tentative net capital in excess of $1 billion and net capital in excess of $500 million. LBI is also required to notify the SEC in the event that its tentative net capital is less than $5 billion. As of November 30, 2007, LBI had net capital of approximately $2.7 billion, which exceeded the minimum net capital requirement by approximately $2.1 billion. As of November 30, 2007, NB LLC had net capital of approximately $188 million, which exceeded the minimum net capital requirement by approximately $183 million.

Lehman Brothers International (Europe) (“LB Europe”), a United Kingdom registered broker-dealer and subsidiary of Holdings, is subject to the capital requirements of the Financial Services Authority (“FSA”) in the United Kingdom. Financial resources, as defined, must exceed the total financial resources requirement of the FSA. At November 30, 2007, LB Europe’s financial resources of approximately $16.2 billion exceeded the minimum requirement by approximately $3.8 billion. Lehman Brothers Japan (“LB Japan”), a regulated broker-dealer, is subject to the capital requirements of the Financial Services Agency in Japan and the Bank of Japan. At November 30, 2007, LB Japan had net capital of approximately $1.3 billion, which was approximately $748 million in excess of Financial Services Agency in Japan’s required level and approximately $512 million in excess of Bank of Japan’s required level.

Lehman Brothers Bank, FSB (“LB Bank”), our thrift subsidiary, is regulated by the Office of Thrift Supervision. Lehman Brothers Commercial Bank (“LB Commercial Bank”), our Utah industrial bank subsidiary is regulated by the Utah Department of Financial Institutions and the Federal Deposit Insurance Corporation. LB Bank and LB Commercial Bank exceeded all regulatory capital requirements and are considered to be well capitalized as of November 30, 2007. Bankhaus is subject to the capital requirements of the Federal Financial Supervisory Authority of the German Federal Republic. At November 30, 2007, Bankhaus’ financial resources exceeded its minimum financial resources requirement.

Certain other subsidiaries are subject to various securities, commodities and banking regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. At November 30, 2007, these other subsidiaries were in compliance with their applicable local capital adequacy requirements.

In addition, our “AAA” rated derivatives subsidiaries, Lehman Brothers Financial Products Inc. (“LBFP”) and Lehman Brothers Derivative Products Inc. (“LBDP”), have established certain capital and operating restrictions that are reviewed by various rating agencies. At November 30, 2007, LBFP and LBDP each had capital that exceeded the requirements of the rating agencies.

The regulatory rules referred to above, and certain covenants contained in various debt agreements, may restrict Holdings’ ability to withdraw capital from its regulated subsidiaries, which in turn could limit its ability to pay dividends to shareholders. Holdings fully guarantees the payment of all liabilities, obligations and commitments of certain of its subsidiaries.

LEHMAN BROTHERS HOLDINGS INC.
Notes to Consolidated Financial Statements

Note 16 Quarterly Information (unaudited)

The following table presents unaudited quarterly results of operations for 2007 and 2006. Certain amounts reflect reclassifications to conform to the current period’s presentation. These quarterly results reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results. Revenues and net income can vary significantly from quarter to quarter due to the nature of our business activities.

Quarterly Information (unaudited)

	For the Quarter Ended
In millions, except per share data	Nov 30, 2007	Aug 31, 2007	May 31, 2007	Feb 28, 2007
Total revenues	$14,890	$14,739	$15,579	$13,795
Interest expense	10,500	10,431	10,067	8,748
Net revenues	4,390	4,308	5,512	5,047
Non-interest expenses:
Compensation and benefits	2,164	2,124	2,718	2,488
Non-personnel expenses	996	979	915	860
Total non-interest expenses	3,160	3,103	3,633	3,348
Income before taxes	1,230	1,205	1,879	1,699
Provision for income taxes	344	318	606	553
Net income	$886	$887	$1,273	$1,146
Net income applicable to common stock	$870	$870	$1,256	$1,129
Earnings per common share:
Basic	$1.60	$1.61	$2.33	$2.09
Diluted	$1.54	$1.54	$2.21	$1.96
Weighted-average common shares:
Basic	542.6	540.4	538.2	540.9
Diluted	563.7	565.8	568.1	575.4
Dividends per common share	$0.15	$0.15	$0.15	$0.15
Book value per common share (at period end)	$39.44	$38.29	$37.15	$35.15

LEHMAN BROTHERS HOLDINGS INC.
Notes to Consolidated Financial Statements

	For the Quarter Ended
In millions, except per share data	Nov 30, 2006	Aug 31, 2006	May 31, 2006	Feb 28, 2006
Total revenues	$13,160	$11,727	$11,515	$10,307
Interest expense	8,627	7,549	7,104	5,846
Net revenues	4,533	4,178	4,411	4,461
Non-interest expenses:
Compensation and benefits	2,235	2,060	2,175	2,199
Non-personnel expenses	809	751	738	711
Total non-interest expenses	3,044	2,811	2,913	2,910
Income before taxes and cumulative effect of accounting change	1,489	1,367	1,498	1,551
Provision for income taxes	485	451	496	513
Cumulative effect of accounting change	—	—	—	47
Net income	$1,004	$916	$1,002	$1,085
Net income applicable to common stock	$987	$899	$986	$1,069
Earnings per common share:
Basic	$1.83	$1.66	$1.81	$1.96
Diluted	$1.72	$1.57	$1.69	$1.83
Weighted-average common shares:
Basic	539.2	540.9	545.1	546.2
Diluted	573.1	573.3	582.8	584.2
Dividends per common share	$0.12	$0.12	$0.12	$0.12
Book value per common share (at period end)	$33.87	$32.16	$31.08	$30.01

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

Management’s annual report on internal control over financial reporting and the attestation report of our independent registered public accounting firm are contained in Part II, Item 8, of this Report and are incorporated herein by reference. There was no change in our internal control over financial reporting that occurred during the fourth fiscal quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.        OTHER INFORMATION

None.

LEHMAN BROTHERS HOLDINGS INC.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to Directors of the Registrant is set forth under the captions “Nominees for Election as Directors,” “Committees of the Board of Directors” and “Other Matters—Procedures for Recommending Director Candidates to the Nominating and Corporate Governance Committee” in the Proxy Statement, and information relating to Executive Officers of the Registrant is set forth under the caption “Executive Officers of the Company” in the Proxy Statement, and is incorporated herein by reference.

Information relating to beneficial ownership reporting compliance by Directors and Executive Officers of the Registrant pursuant to Section 16(a) of the Exchange Act is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement, and is incorporated herein by reference.

We have a Code of Ethics which is applicable to all Directors, officers and employees of the Company, including the Chairman and Chief Executive Officer and the Chief Financial Officer of Holdings (its principal executive officer and principal financial and accounting officer, respectively). The Code of Ethics is available on the Corporate Governance page of the Company’s web site at www.lehman.com/shareholder/corpgov/. A copy of the Code of Ethics will be provided without charge to any person who requests it by writing to the address or telephoning the number indicated under “Available Information” on page 2. We will disclose on our web site amendments to or waivers from our Code of Ethics applicable to Directors or Executive Officers of Holdings, including the Chairman and Chief Executive Officer and the Chief Financial Officer, in accordance with all applicable laws and regulations.

ITEM 11.  EXECUTIVE COMPENSATION

Information relating to executive compensation is set forth under the captions “Compensation of Directors,” “Compensation and Benefits Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Compensation and Benefits Committee Report” and “Compensation of Executive Officers” in the Proxy Statement and is incorporated herein by reference.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information relating to certain relationships and related transactions is set forth under the caption “Certain Transactions and Agreements with Directors and Executive Officers” in the Proxy Statement and is incorporated herein by reference.

Information relating to the Company’s Board of Directors and Director independence is set forth under the captions “Proposal 1—Election of Directors” and “Director Independence” in the Proxy Statement and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information relating to fees paid to our independent registered public accounting firm and certain related matters is set forth under the caption “Ernst & Young LLP Fees and Services” in the Proxy Statement and is incorporated herein by reference.

LEHMAN BROTHERS HOLDINGS INC.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1. Financial Statements:

The Financial Statements and the Notes thereto and the Report of Independent Registered Public Accounting Firm thereon included in this Report  are listed on page F-1.

2. Financial Statement Schedules:

The financial statement schedule and the notes thereto filed as a part hereof are listed on page F-1.

3. Exhibits:

Exhibit No.

3.01

Restated Certificate of Incorporation of the Registrant dated October 10, 2006 (incorporated by reference to Exhibit 3.04 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2006)

3.02

Certificate of Designations with respect to Registrant’s Non-Cumulative Perpetual Preferred Stock, Series H, amended as of December 21, 2006 (incorporated by reference to Exhibit 3.01 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 23, 2007)

3.03

Certificate of Designations with respect to Registrant’s Non-Cumulative Perpetual Preferred Stock, Series I (incorporated by reference to Exhibit 3.02 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 23, 2007)

3.04	By-Laws of the Registrant, amended as of November 8, 2007 (incorporated by reference to Exhibit 3.01 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 15, 2007)
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

LEHMAN BROTHERS HOLDINGS INC.

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

10.11	†*	1999 Neuberger Berman Inc. Long-Term Incentive Plan, restated as of November 8, 2007
10.12	†

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

10.14	†*	Lehman Brothers Holdings Inc. 1994 Management Ownership Plan, as amended through November 8, 2007
10.15	†*	Lehman Brothers Holdings Inc. 1996 Management Ownership Plan, as amended through November 8, 2007
10.16	†*	Form of Agreement evidencing a grant of Restricted Stock Units to Executive Officers under the Lehman Brothers Holdings Inc. 1996 Management Ownership Plan
10.17	†*	Form of Agreement evidencing a grant of Nonqualified Stock Options to Executive Officers under the Lehman Brothers Holdings Inc. 1996 Management Ownership Plan
10.18	†

Lehman Brothers Holdings Inc. Short-Term Executive Compensation Plan, as amended through February 19, 2003 (incorporated by reference to Exhibit 10.07 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 30, 2002)

10.19	†*	Amended and Restated Lehman Brothers Holdings Inc. Employee Incentive Plan, as amended through November 8, 2007
10.20	†*	Form of Agreement evidencing a grant of Restricted Stock Units to Directors pursuant to the Lehman Brothers Holdings Inc. Employee Incentive Plan
10.21	†*	Form of Agreement evidencing a grant of Nonqualified Stock Options to Directors pursuant to the Lehman Brothers Holdings Inc. Employee Incentive Plan
10.22	†

Lehman Brothers Supplemental Retirement Plan, as amended through November 8, 2007  (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 15, 2007)

10.23	†

Lehman Brothers Holdings Inc. Retirement Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 30, 2004)

10.24	†

Lehman Brothers Holdings Inc. 2005 Stock Incentive Plan, as amended through November 8, 2007 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 15, 2007)

10.25	†

Form of Agreement evidencing a Grant of Restricted Stock Units to Executive Officers under the Lehman Brothers Holdings Inc. 2005 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 15, 2007)

LEHMAN BROTHERS HOLDINGS INC.

10.26	†

Form of Agreement evidencing a grant of Restricted Stock Units to Executive Officers under the Lehman Brothers Holdings Inc. 2005 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 6, 2007)

10.27	†

Form of Agreement evidencing a grant of Nonqualified Stock Options to Executive Officers under the Lehman Brothers Holdings Inc. 2005 Stock Incentive Plan, as amended (incorporated by reference Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 15, 2007)

10.28	†*	Form of Agreement evidencing a grant of Restricted Stock Units to Directors under the Lehman Brothers Holdings Inc. 2005 Stock Incentive Plan, as amended
10.29	†*	Form of Agreement evidencing a grant of Nonqualified Stock Options to Directors under the Lehman Brothers Holdings Inc. 2005 Stock Incentive Plan, as amended
10.30	†*	Base Salaries of Named Executive Officers of the Registrant
10.31	†

Compensation for Non-Management Directors of the Registrant (incorporated by reference to Exhibit 10.05 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2006)

10.32	†

Lehman Brothers Holdings Inc. Amended and Restated Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 10, 2005)

11.01

Computation of Per Share Earnings (omitted in accordance with section (b)(11) of Item 601 of Regulation S-K; the calculation of per share earnings is set forth in Part II, Item 8, in Note 11 to the Consolidated Financial Statements (Earnings Per Common Share))

12.01	*	Computations in support of ratios of earnings to fixed charges and to combined fixed charges and preferred stock dividends
21.01	*	List of the Registrant’s Subsidiaries
23.01	*	Consent of Ernst & Young LLP
24.01	*	Powers of Attorney
31.01	*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a)
31.02	*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a)
32.01	*

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

32.02	*

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

LEHMAN BROTHERS HOLDINGS INC. (REGISTRANT)

January 29, 2008	By:	/s/ ERIN M. CALLAN
Erin M. Callan Chief Financial Officer, Controller and Executive Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard S. Fuld, Jr.	Chief Executive Officer and	January 29, 2008
Richard S. Fuld, Jr.	Chairman of the Board of Directors
(principal executive officer)

/s/ ERIN M. CALLAN	Chief Financial Officer, Controller and	January 29, 2008
Erin M. Callan	Executive Vice President
(principal financial and accounting officer)

/s/ MICHAEL L. AINSLIE	Director	January 29, 2008
Michael L. Ainslie

/s/ JOHN F. AKERS	Director	January 29, 2008
John F. Akers

/s/ ROGER S. BERLIND	Director	January 29, 2008
Roger S. Berlind

/s/ THOMAS H. CRUIKSHANK	Director	January 29, 2008
Thomas H. Cruikshank

/s/ MARSHA JOHNSON EVANS	Director	January 29, 2008
Marsha Johnson Evans

/s/ SIR CHRISTOPHER GENT	Director	January 29, 2008
Sir Christopher Gent

/s/ ROLAND A. HERNANDEZ	Director	January 29, 2008
Roland A. Hernandez

/s/ HENRY KAUFMAN	Director	January 29, 2008
Henry Kaufman

/s/ JOHN D. MACOMBER	Director	January 29, 2008
John D. Macomber

LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES

Schedule I

LEHMAN BROTHERS HOLDINGS INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Statement of Income

(Parent Company Only)

	Year Ended November 30,
In millions	2007	2006	2005
Interest and dividends	$11,994	$6,518	$3,336
Principal transactions and other	(1,270)	630	631
Total revenues	10,724	7,148	3,967
Interest expense	13,013	7,439	4,144
Net revenues	(2,289)	(291)	(177)
Equity in income of subsidiaries	6,090	4,613	3,836
Non-interest expenses	734	867	1,038
Income before taxes and cumulative effect of accounting change	3,067	3,455	2,621
Provision/(benefit) for income taxes	(1,125)	(527)	(639)
Income before cumulative effect of accounting change	4,192	3,982	3,260
Cumulative effect of accounting change	—	25	—
Net income	$4,192	$4,007	$3,260
Net income applicable to common stock	$4,125	$3,941	$3,191

See Notes to Condensed Financial Information of Registrant.

Schedule I

LEHMAN BROTHERS HOLDINGS INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Statement of Financial Condition

(Parent Company Only)

	November 30,
In millions, except share data	2007	2006
Assets
Cash and cash equivalents	$2,218	$3,435
Cash segregated and on deposit for regulatory and other purposes	12	51
Financial instruments and other inventory positions owned: (including $15,874 in 2007 and $9,575 in 2006 pledged as collateral)	34,221	17,866
Receivables and accrued interest	659	591
Other assets	7,032	4,354
Due from subsidiaries	144,176	95,640
Equity in net assets of subsidiaries	25,058	19,333
Total assets	$213,376	$141,270
Liabilities and Stockholders’ Equity
Short-term borrowings and current portion of long-term borrowings
(including $1,819 in 2007 and $2,295 in 2006 at fair value)	$16,574	$10,721
Financial instruments and other inventory positions sold but not yet purchased	3,020	92
Collateralized financing	9,451	6,136
Accrued liabilities and other payables	3,641	2,286
Due to subsidiaries	70,861	45,389
Long-term borrowings (including $5,371 in 2007 and $864 in 2006 at fair value)	87,339	57,455
Total liabilities	190,886	122,079
Commitments and contingencies
Stockholders’ Equity
Preferred stock	1,095	1,095
Common stock, $0.10 par value:
Shares authorized: 1,200,000,000 in 2007 and 2006;
Shares issued: 612,882,506 in 2007 and 609,832,302 in 2006;
Shares outstanding: 531,887,419 in 2007 and 533,368,195 in 2006	61	61
Additional paid-in capital(1)	9,733	8,727
Accumulated other comprehensive loss, net of tax	(310)	(15)
Retained earnings	19,698	15,857
Other stockholders’ equity, net	(2,263)	(1,712)
Common stock in treasury, at cost(1): 80,995,087 shares in 2007 and 76,464,107 shares in 2006	(5,524)	(4,822)
Total common stockholders’ equity	21,395	18,096
Total stockholders’ equity	22,490	19,191
Total liabilities and stockholders’ equity	$213,376	$141,270

(1)                Balances and share amounts at November 30, 2006 reflect the April 28, 2006 2-for-1 common stock split, effected in the form of a 100% stock dividend.

See Notes to Condensed Financial Information of Registrant.

Schedule I

LEHMAN BROTHERS HOLDINGS INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Statement of Cash Flows

(Parent Company Only)

	Year Ended November 30,
In millions	2007	2006	2005

Cash Flows From Operating Activities
Net income	$4,192	$4,007	$3,260
Adjustments to reconcile net income to net cash used in operating activities:
Equity in income of subsidiaries	(6,090)	(4,613)	(3,836)
Depreciation and amortization	197	164	115
Deferred tax provision	177	250	39
Tax benefit from the issuance of stock-based awards	—	—	1,005
Non-cash compensation	1,791	1,706	1,055
Cumulative effect of accounting change	—	(25)	—
Other adjustments	12	16	22
Net change in:
Cash segregated and on deposit for regulatory and other purposes	39	(3)	(48)
Financial instruments and other inventory positions owned	(11,827)	6,013	(15,284)
Financial instruments and other inventory positions sold but not yet purchased	2,928	(146)	64
Collateralized agreements and collateralized financing, net	3,315	(7,022)	12,775
Other assets and payables, net	(2,254)	(1,677)	(1,039)
Due to/from affiliates, net	(23,064)	(21,542)	1,553
Net cash used in operating activities	(30,584)	(22,872)	(319)

Cash Flows From Investing Activities
Dividends received	3,024	2,974	2,394
Capital contributions from/to subsidiaries, net	(2,262)	(1,348)	(1,272)
Purchase of property, equipment and leasehold improvements, net	(504)	(331)	(243)
Business acquisitions, net of cash acquired	—	—	—
Net cash provided by investing activities	258	1,295	879

Cash Flows From Financing Activities
Tax benefit from the issuance of stock-based awards	434	836	—
Issuance of short-term borrowings, net	2,345	295	231
Issuance of long-term borrowings	49,793	30,231	11,862
Principal payments of long-term borrowings, including the current portion of long-term borrowings	(20,883)	(8,020)	(8,239)
Issuance of common stock	84	119	230
Issuance of treasury stock	359	518	1,015
Purchase of treasury stock	(2,605)	(2,678)	(2,994)
(Retirement)/issuance of preferred stock	—	—	(250)
Dividends paid	(418)	(342)	(302)
Net cash provided by financing activities	29,109	20,959	1,553
Net change in cash and cash equivalents	(1,217)	(618)	2,113
Cash and cash equivalents, beginning of period	3,435	4,053	1,940
Cash and cash equivalents, end of period	$2,218	$3,435	$4,053
Supplemental Disclosure of Cash Flow Information (in millions):
Interest paid totaled $12,532, $7,937 and $4,563 in 2007, 2006 and 2005, respectively.
Income taxes received totaled $1,169, $1,602 and $1,876 in 2007, 2006 and 2005, respectively.

See Notes to Condensed Financial Information of Registrant.

LEHMAN BROTHERS HOLDINGS INC.

NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(Parent Company Only)

Note 1 Basis of Presentation

The condensed financial information of Lehman Brothers Holdings Inc. (“Holdings, “ “we,” “us” or “our”) should be read in conjunction with the Consolidated Financial Statements of Lehman Brothers Holdings Inc. (collectively, the “Company”) and the notes thereto. Certain prior period amounts reflect reclassifications to conform to the current period’s presentation. Equity in net assets of subsidiaries is accounted for in accordance with the equity method of accounting. The presented, condensed financial information contain certain allocations that are reasonable in management’s judgment.

Note 2 Financial Instruments and Other Inventory Positions

Financial instruments and other inventory positions owned and Financial instruments and other inventory positions sold but not yet purchased are recorded at fair value and were comprised of the following:

			Sold But Not
	Owned		Yet Purchased
In millions	Nov 30, 2007	Nov 30, 2006	Nov 30, 2007	Nov 30, 2006
Mortgage and asset-backed securities	$20,104	$16,311	$—	$—
Real estate held for sale	5,214	—	—	—
Commercial paper and other money market instruments	1,004	101	—	—
Corporate equities	553	290	—	—
Corporate debt and other	420	157	—	—
Government and agencies	1	—	—	—
Derivatives and other contractual agreements	6,925	1,007	3,020	92
	$34,221	$17,866	$3,020	$92

Note 3 Fair Value of Financial Instruments

Financial instruments and other inventory positions owned, excluding Real estate held for sale, and Financial instruments and other inventory positions sold but not yet purchased, are presented at fair value. In addition, certain long and short-term borrowing obligations, principally certain hybrid financial instruments, are presented at fair value.

Fair value is defined as the price at which an asset could be exchanged in a current transaction between knowledgeable, willing parties. A liability’s fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity.

Beginning December 1, 2006, assets and liabilities recorded at fair value in the Condensed Statement of Financial Condition are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels – defined by SFAS 157 and directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities – are as follows:

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

LEHMAN BROTHERS HOLDINGS INC.

NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(Parent Company Only)

Fair valued assets and liabilities that are generally included in this category are non-G-7 government securities, municipal bonds, certain hybrid financial instruments, certain mortgage and asset backed securities, certain corporate debt, certain commitments and guarantees, certain private equity investments and certain derivatives.

Level III – Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

Generally, assets and liabilities carried at fair value and included in this category are certain mortgage and asset-backed securities, certain corporate debt, certain private equity investments, certain commitments and guarantees and certain derivatives.

Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations.

	At November 30, 2007
In millions	Level I	Level II	Level III	Total
Financial instruments and other inventory positions owned:
Mortgages and asset-backed securities	$—	$14,903	$5,201	$20,104
Commercial paper and other money market instruments	1,004	—	—	1,004
Corporate equities	164	212	177	553
Corporate debt and other	—	420	—	420
Government and agencies	—	1	—	1
Derivative assets	13	6,858	54	6,925
	$1,181	$22,394	$5,432	$29,007
Financial instruments and other inventory positions sold but not yet purchased:
Derivative liabilities	—	3,019	1	$3,020
	$—	$3,019	$1	$3,020
Liabilities carried at fair value: (1)
Short-term borrowings	—	$1,819	—	$1,819
Long-term borrowings	—	$5,371	—	$5,371

(1)                In accordance with our adoption of SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140 (“SFAS 155”), SFAS 157, and SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), we also measure certain non-inventory liabilities at fair value.

Level III Gains and Losses

Net revenues (both realized and unrealized) for Level III financial instruments are a component of Principal transactions and other in the Condensed Statement of Income. Net realized gains associated with Level III financial instruments were approximately $345 million for the fiscal year ended November 30, 2007. The net unrealized loss on Level III non-derivative financial instruments was approximately $273 million for the fiscal year ended November 30, 2007, primarily consisting of unrealized losses from mortgage and asset-backed positions. The net unrealized loss on Level III derivative financial instruments was approximately $15 million for the fiscal year ended November 30, 2007. Level III financial instruments may be economically hedged with financial instruments not classified as Level III; therefore, gains or losses associated with Level III financial instruments are offset by gains or losses associated with financial instruments classified in other levels of the fair value hierarchy.

LEHMAN BROTHERS HOLDINGS INC.

NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(Parent Company Only)

The table presented below summarizes the change in balance sheet carrying values associated with Level III financial instruments during the fiscal year ended November 30, 2007. Caution should be utilized when evaluating reported net revenues for Level III Financial instruments. The values presented exclude economic hedging activities that may be transacted in instruments categorized within other fair value hierarchy levels. Actual net revenues associated with Level III financial instruments inclusive of hedging activities could differ materially.

		Periodic
In millions	Balance	Payments,	Net			Balance
Year ended	December 1,	Purchases,	Transfers	Gains/(Losses) (1)		November 30,
November 30, 2007	2006	Sales, Net	In/(Out)	Realized	Unrealized	2007
Mortgages and asset-backed positions	$2,618	$1,309	$1,227	$346	$(299)	$5,201
Corporate equities	—	14	137	—	26	177
Derivatives, net	1	68	—	(1)	(15)	53
	$2,619	$1,391	$1,364	$345	$(288)	$5,431

(1)                Realized or unrealized gains/ (losses) from changes in values of Level III Financial instruments represent gains/ (losses) from changes in values of those Financial instruments only for the period(s) in which the instruments were classified as Level III.

Note 4 Borrowings

Total borrowings consist of the following:

	November 30,
In millions	2007	2006
Short-term borrowings
Unsecured
Current portion of long-term borrowings	$12,106	$8,598
Commercial paper	3,101	1,432
Other short-term debt	1,367	691
Total	$16,574	$10,721
Amount carried at fair value (1)	$1,819	$2,295
Weighted-average contractual interest rate	5.03%	5.77%

Long-term borrowings
Senior notes	$75,048	$53,718
Subordinated notes	12,291	3,737
Total	$87,339	$57,455
Amount carried at fair value (1)	$5,371	$864
Weighted-average contractual interest rate (2)	5.26%	4.77%

(1)                Borrowings are carried at fair value in accordance with SFAS 155 and SFAS 159. For additional information, Note 3, “Fair Value of Financial Instruments,” to the Condensed Financial Information.

(2)                Weighted-average contractual interest rates for U.S.-dollar denominated obligations were 5.64% and 5.46% at November 30, 2007 and 2006, respectively. Weighted-average contractual interest rates for non-U.S.-dollar denominated obligations were 4.61% and 3.83% at November 30, 2007 and 2006, respectively.

LEHMAN BROTHERS HOLDINGS INC.

NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(Parent Company Only)

Maturity Profile

The maturity dates of long-term borrowings are as follows:

	U.S. Dollar		Non–U.S. Dollar		Total
	Fixed	Floating	Fixed	Floating	Nov 30,	Nov 30,
In millions	Rate	Rate	Rate	Rate	2007	2006
Maturing in fiscal 2008	—	—	—	—	—	$13,090
Maturing in fiscal 2009	$1,560	$11,676	$237	$2,314	$15,787	8,977
Maturing in fiscal 2010	3,610	3,242	1,270	743	8,865	4,892
Maturing in fiscal 2011	2,196	2,400	1,356	4,839	10,791	9,962
Maturing in fiscal 2012	4,640	1,949	3,121	5,676	15,386	3,794
December 1, 2012 and thereafter	18,200	6,062	4,702	7,546	36,510	16,740
	$30,206	$25,329	$10,686	$21,118	$87,339	$57,455

At November 30, 2007, there is one obligation in the amount of $745 million of outstanding long-term borrowings that is repayable at par value prior to maturity at the option of the holder. The obligation is reflected in the above table as maturing at its put date, which is in fiscal 2012, rather than at its contractual maturity of fiscal 2022. In addition, approximately $13.0 billion of long-term borrowings are redeemable prior to maturity at our option under various terms and conditions. These obligations are reflected in the above table at their contractual maturity dates, which range from fiscal 2009 to fiscal 2054, rather than at their call dates which range from fiscal 2009 to fiscal 2027. Extendible debt structures totaling approximately $2.3 billion are shown in the above table at their earliest maturity dates, which range from fiscal 2009 to fiscal 2013. Extendible debt matures on an initial specified maturity date unless the debt holders elect to extend the term of the note for a period specified in the note.

At November 30, 2007, our U.S. dollar and non-U.S. dollar debt portfolios included approximately $5.2 billion and $14 million, respectively, of certain hybrid financial instruments for which the interest rates and/or redemption values are linked to the performance of an underlying measure (including industry baskets of stocks, commodities or credit events). Generally, such notes are issued as floating rate notes or the interest rates on such index notes are effectively converted to floating rates based primarily on LIBOR through the use of derivatives.

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

End–User Derivative Activities resulted in the following mix of fixed and floating rate debt:

Long-Term Borrowings After End–User Derivative Activities

	November 30,
In millions	2007	2006
U.S. dollar obligations:
Fixed rate	$5,727	$875
Floating rate	66,283	47,950
Total U.S. dollar obligations	72,010	48,825
Non–U.S. dollar obligations	15,329	8,630
	$87,339	$57,455

The weighted-average effective interest rates after end-user derivative activities on U.S. dollar, non-U.S. dollar, and total borrowings were 5.15%, 4.22%, and 4.99%, respectively, at November 30, 2007. The weighted-average effective interest rates after end-user derivative activities on U.S. dollar, non-U.S. dollar, and total borrowings were 5.63%, 3.67%, and 5.34%, respectively, at November 30, 2006.

LEHMAN BROTHERS HOLDINGS INC.

NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(Parent Company Only)

Credit Facilities

We use both committed and uncommitted bilateral and syndicated long-term bank facilities to complement our long-term debt issuance. In particular, Holdings maintains a $2.0 billion unsecured, committed revolving credit agreement with a syndicate of banks which expires in February 2009. Our ability to borrow under such facilities is conditioned on complying with customary lending conditions and covenants. We have maintained compliance with the material covenants under these credit agreements at all times. We draw on these facilities from time to time in the normal course of conducting our business. As of November 30, 2007, there were no borrowings against these facilities.

Note 5 Guarantees

We guarantee certain long-term borrowings issued by subsidiaries totaling $34.2 billion and $21.7 billion at November 30, 2007 and 2006, respectively. In addition, we guarantee certain liquidity facilities and certain subsidiaries’ derivative and other obligations.

Note 6 Related Party Transactions

In the normal course of business, we engage in various securities trading and financing activities with many of our subsidiaries (the “Related Parties”). Included within non-interest expenses are management fees associated with affiliate services provided, of $0, $251 million and $423 million in 2007, 2006 and 2005, respectively. Various charges, such as compensation and benefits, occupancy, administration and computer processing are allocated among the Related Parties, based on specific identification and other allocation methods.

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

Amounts outstanding to and from Related Parties are reflected in the Statement of Financial Condition as set forth below:

	Nov 30, 2007		Nov 30, 2006
In millions	Assets	Liabilities	Assets	Liabilities
Cash on deposit with affiliates	$—	$—	$270	$—
Derivative and other contractual agreements	6,943	70	1,009	12
Advances from/to subsidiaries	117,410	54,515	78,047	34,427
Securities purchased/sold under agreements to resell/repurchase	26,766	16,346	17,593	10,962
Other assets	216	—	—	—
Payables to brokers, dealers and clearing organizations	—	282	—	—
Long-term borrowings	—	230	—	722

Dividends declared to us by our subsidiaries and affiliates were approximately $3.0 billion, $3.0 billion and $2.4 billion in 2007, 2006 and 2005, respectively.

Certain covenants contained in various debt agreements may restrict our ability to withdraw capital from our regulated subsidiaries, which in turn could limit our ability to pay dividends to shareholders. At November 30, 2007, approximately $10.1 billion of net assets of subsidiaries were restricted as to the payment of dividends to us.

Note 7 Condensed Consolidating Financial Statement Schedules

LBI had approximately $0.8 billion of debt securities outstanding at November 30, 2007 that were issued in registered public offerings and were therefore subject to the reporting requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934 (“the Exchange Act”). Holdings has fully and unconditionally guaranteed these outstanding debt securities of LBI (and any debt securities of LBI that may be issued in the future under these registration statements), which, together with the information presented within this note, allows LBI to avail itself of an exemption provided by SEC rules from the requirement to file separate LBI reports under the Exchange Act. For further discussion on the regulatory requirements of our subsidiaries, see Note 15 to the 2007 Consolidated Financial Statements included in this Form 10-K for

LEHMAN BROTHERS HOLDINGS INC.

NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(Parent Company Only)

a discussion of restrictions on the ability of Holdings to obtain funds from its subsidiaries by dividend or loan.

In 2006, certain wholly-owned subsidiaries of LBI were sold to Holdings at their then carrying values as part of a corporate restructuring. In accordance with Statement SFAS 141, Business Combinations, the accompanying condensed consolidating financial statements report the results of operations of LBI excluding the results of these entities. As a result, LBI’s net income for the year ended November 30, 2006 does not include approximately $99 million earned by these entities through September 2006 when they were transferred. In addition, LBI’s opening retained earnings for the year ended November 30, 2006 was reduced by approximately $229 million, representing the carrying value of these transferred entities at November 30, 2005. In addition, this sale has been retrospectively applied in the condensed consolidating financial statements as of and for the year ended November 30, 2005.

The following schedules set forth our condensed consolidating statements of income for the years ended November 30, 2007, 2006 and 2005; our condensed consolidating balance sheets at November 30, 2007 and 2006, and our condensed consolidating statements of cash flows for the years ended November 30, 2007, 2006 and 2005. In the following schedules, “Holdings” refers to the unconsolidated balances of Holdings, “LBI” refers to the unconsolidated balances of Lehman Brothers Inc. and “Other Subsidiaries” refers to the combined balances of all other subsidiaries of Holdings. “Eliminations” represents the adjustments necessary to eliminate inter-company transactions and our investments in subsidiaries.

Condensed Consolidating Statement of Income

			Other
In millions	Holdings	LBI	Subsidiaries	Eliminations	Total

Year Ended November 30, 2007

Net revenues	$(2,289)	$2,016	$19,530	$––	$19,257
Equity in net income of subsidiaries	6,090	1,726	—	(7,816)	—
Total non-interest expenses	734	2,184	10,326	—	13,244
Income before taxes	3,067	1,558	9,204	(7,816)	6,013
Provision/(benefit) for income taxes	(1,125)	(243)	3,189	—	1,821
Net income	$4,192	$1,801	$6,015	$(7,816)	$4,192

Year Ended November 30, 2006

Net revenues	$(291)	$6,483	$11,391	$—	$17,583
Equity in net income of subsidiaries	4,613	523	—	(5,136)	—
Total non-interest expenses	867	4,252	6,559	—	11,678
Income before taxes and cumulative effect of accounting change	3,455	2,754	4,832	(5,136)	5,905
Provision/(benefit) for income taxes	(527)	875	1,597	—	1,945
Income before cumulative effect of accounting change	3,982	1,879	3,235	(5,136)	3,960
Cumulative effect of accounting change	25	22	—	—	47
Net income	$4,007	$1,901	$3,235	$(5,136)	$4,007

Year Ended November 30, 2005

Net revenues	$(177)	$4,394	$10,413	$—	$14,630
Equity in net income of subsidiaries	3,836	688	—	(4,524)	—
Total non-interest expenses	1,038	3,138	5,625	—	9,801
Income before taxes	2,621	1,944	4,788	(4,524)	4,829
Provision/(benefit) for income taxes	(639)	491	1,717	—	1,569
Net income	$3,260	$1,453	$3,071	$(4,524)	$3,260

LEHMAN BROTHERS HOLDINGS INC.

NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(Parent Company Only)

Condensed Consolidating Balance Sheet at November 30, 2007

			Other
In millions	Holdings	LBI	Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$2,218	$356	$6,205	$(1,493)	$7,286
Cash and securities segregated and on deposit for regulatory and other purposes	12	7,986	4,745	—	12,743
Financial instruments and other inventory positions owned	34,221	85,617	262,753	(69,462)	313,129
Collateralized agreements	—	177,499	123,735	—	301,234
Receivables and other assets	7,691	18,325	48,363	(17,708)	56,671
Due from subsidiaries	144,176	81,078	658,244	(883,498)	—
Equity in net assets of subsidiaries	25,058	1,491	78,655	(105,204)	—
Total assets	$213,376	$372,352	$1,182,700	$(1,077,365)	$691,063
Liabilities and stockholders’ equity
Short-term borrowings and current portion of long-term borrowings	$16,574	$936	$13,020	$(2,464)	$28,066
Financial instruments and other inventory positions sold but not yet purchased	3,020	52,422	155,352	(61,177)	149,617
Collateralized financing	9,451	118,912	134,733	(5,065)	258,031
Accrued liabilities and other payables	3,641	24,801	70,262	(18,358)	80,346
Due to subsidiaries	70,861	165,607	567,840	(804,308)	—
Deposit liabilities at banks	—	—	29,584	(221)	29,363
Long-term borrowings	87,339	5,228	111,151	(80,568)	123,150
Total liabilities	190,886	367,906	1,081,942	(972,161)	668,573
Total stockholders’ equity	22,490	4,446	100,758	(105,204)	22,490
Total liabilities and stockholders’ equity	$213,376	$372,352	$1,182,700	$(1,077,365)	$691,063

LEHMAN BROTHERS HOLDINGS INC.

NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(Parent Company Only)

Condensed Consolidating Balance Sheet at November 30, 2006

			Other
In millions	Holdings	LBI	Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$3,435	$534	$4,369	$(2,351)	$5,987
Cash and securities segregated and on deposit for regulatory and other purposes	51	3,256	2,784	—	6,091
Financial instruments and other inventory positions owned	17,866	73,885	173,839	(38,994)	226,596
Collateralized agreements	—	149,288	75,868	—	225,156
Receivables and other assets	4,945	12,998	27,911	(6,139)	39,715
Due from subsidiaries	95,640	66,074	434,208	(595,922)	—
Equity in net assets of subsidiaries	19,333	1,267	43,532	(64,132)	—
Total assets	$141,270	$307,302	$762,511	$(707,538)	$503,545
Liabilities and stockholders’ equity
Short-term borrowings and current portion of long-term borrowings	$10,721	$538	$9,412	$(33)	$20,638
Financial instruments and other inventory positions sold but not yet purchased	92	58,393	104,910	(37,435)	125,960
Collateralized financing	6,136	89,512	80,909	—	176,557
Accrued liabilities and other payables	2,286	18,893	44,599	(7,169)	58,609
Due to subsidiaries	45,389	130,145	376,137	(551,671)	—
Deposit liabilities at banks	—	—	23,786	(2,374)	21,412
Long-term borrowings	57,455	5,821	62,626	(44,724)	81,178
Total liabilities	122,079	303,302	702,379	(643,406)	484,354
Total stockholders’ equity	19,191	4,000	60,132	(64,132)	19,191
Total liabilities and stockholders’ equity	$141,270	$307,302	$762,511	$(707,538)	$503,545

LEHMAN BROTHERS HOLDINGS INC.

NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(Parent Company Only)

Condensed Consolidating Statement of Cash Flows for the Year Ended November 30, 2007

			Other
In millions	Holdings	LBI	Subsidiaries	Eliminations	Total

Cash Flows from Operating Activities
Net income	$4,192	$1,801	$6,015	$(7,816)	$4,192
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Equity in income of subsidiaries	(6,090)	(1,726)	—	7,816	—
Depreciation and amortization	197	36	344	—	577
Non-cash compensation	1,791	—	—	—	1,791
Deferred tax provision/(benefit)	177	(327)	568	—	418
Other adjustments	12	26	(144)	(8)	(114)
Net change in:
Cash and securities segregated and on deposit for regulatory and other purposes	39	(4,730)	(1,961)	—	(6,652)
Financial instruments and other inventory positions owned	(11,827)	(11,731)	(85,275)	29,930	(78,903)
Financial instruments and other inventory positions sold but not yet purchased	2,928	(5,971)	50,200	(23,742)	23,415
Collateralized agreements and collateralized financing, net	3,315	1,189	5,956	(5,065)	5,395
Other assets and payables, net	(2,254)	919	4,798	823	4,286
Due to/from affiliates, net	(23,064)	20,458	(32,333)	34,939	—
Net cash provided by/(used in) operating activities	(30,584)	(56)	(51,832)	36,877	(45,595)

Cash Flows from Investing Activities
Dividends received/(paid)	3,024	148	(3,172)	—	—
Purchase of property, equipment and leasehold improvements, net	(504)	(47)	(415)	—	(966)
Business acquisitions, net of cash acquired	—	—	(965)	—	(965)
Proceeds from sale of business	—	—	233	—	233
Capital contributions from/to subsidiaries, net	(2,262)	—	2,262	—	—
Net cash provided by/(used in) investing activities	258	101	(2,057)	—	(1,698)

Cash Flows from Financing Activities
Derivative contracts with a financing element	—	—	242	—	242
Tax benefit from the issuance of stock-based awards	434	—	—	—	434
Issuance of short-term borrowings, net	2,345	97	3,370	(2,431)	3,381
Deposit liabilities at banks	—	—	4,915	2,153	7,068
Issuance of long-term borrowings	49,793	13	85,340	(48,844)	86,302
Principal payments of long-term borrowings, including the current portion of long-term borrowings	(20,883)	(333)	(38,142)	13,103	(46,255)
Issuance of common stock	84	—	—	—	84
Issuance of treasury stock	359	—	—	—	359
Purchase of treasury stock	(2,605)	—	—	—	(2,605)
Dividends paid	(418)	—	—	—	(418)
Net cash provided by/(used in) financing activities	29,109	(223)	55,725	(36,019)	48,592
Net change in cash and cash equivalents	(1,217)	(178)	1,836	858	1,299
Cash and cash equivalents, beginning of period	3,435	534	4,369	(2,351)	5,987
Cash and cash equivalents, end of period	$2,218	$356	$6,205	$(1,493)	$7,286

LEHMAN BROTHERS HOLDINGS INC.

NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(Parent Company Only)

Condensed Consolidating Statement of Cash Flows for the Year Ended November 30, 2006

			Other
In millions	Holdings	LBI	Subsidiaries	Eliminations	Total

Cash Flows from Operating Activities
Net income	$4,007	$1,901	$3,235	$(5,136)	$4,007
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Equity in income of subsidiaries	(4,613)	(523)	—	5,136	—
Depreciation and amortization	164	51	299	—	514
Non-cash compensation	1,706	—	—	—	1,706
Deferred tax provision/(benefit)	250	(346)	36	—	(60)
Cumulative effect of accounting change	(25)	(22)	—	—	(47)
Other adjustments	16	15	(28)	—	3
Net change in:
Cash and securities segregated and on deposit for regulatory and other purposes	(3)	(450)	106	—	(347)
Financial instruments and other inventory positions owned	6,013	(17,937)	(22,538)	(11,640)	(46,102)
Financial instruments and other inventory positions sold but not yet purchased	(146)	4,162	(952)	12,160	15,224
Collateralized agreements and collateralized financing, net	(7,022)	(4,116)	(5,222)	—	(16,360)
Other assets and payables, net	(1,677)	(2,538)	13,176	(3,875)	5,086
Due to/from affiliates, net	(21,542)	20,832	(15,876)	16,586	—
Net cash provided by/(used in) operating activities	(22,872)	1,029	(27,764)	13,231	(36,376)

Cash Flows from Investing Activities
Dividends received/(paid)	2,974	(1,124)	(1,850)	—	—
Purchase of property, equipment and leasehold improvements, net	(331)	(33)	(222)	—	(586)
Business acquisitions, net of cash acquired	—	—	(206)	—	(206)
Capital contributions from/to subsidiaries, net	(1,348)	(100)	1,448	—	—
Net cash provided by/(used in) investing activities	1,295	(1,257)	(830)	—	(792)

Cash Flows from Financing Activities
Derivative contracts with a financing element	—	—	159	—	159
Tax benefit from the issuance of stock-based awards	836	—	—	—	836
Issuance of short-term borrowings, net	295	123	4,434	(33)	4,819
Deposit liabilities at banks	—	—	5,198	1,147	6,345
Issuance of long-term borrowings	30,231	516	39,809	(22,441)	48,115
Principal payments of long-term borrowings, including the current portion of long-term borrowings	(8,020)	(324)	(19,071)	7,779	(19,636)
Issuance of common stock	119	—	—	—	119
Issuance of treasury stock	518	—	—	—	518
Purchase of treasury stock	(2,678)	—	—	—	(2,678)
Dividends paid	(342)	—	—	—	(342)
Net cash provided by financing activities	20,959	315	30,529	(13,548)	38,255
Net change in cash and cash equivalents	(618)	87	1,935	(317)	1,087
Cash and cash equivalents, beginning of period	4,053	447	2,434	(2,034)	4,900
Cash and cash equivalents, end of period	$3,435	$534	$4,369	$(2,351)	$5,987

LEHMAN BROTHERS HOLDINGS INC.

NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(Parent Company Only)

Condensed Consolidating Statement of Cash Flows for the Year Ended November 30, 2005

			Other
In millions	Holdings	LBI	Subsidiaries	Eliminations	Total

Cash Flows from Operating Activities
Net income	$3,260	$1,453	$3,071	$(4,524)	$3,260
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Equity in income of subsidiaries	(3,836)	(688)	—	4,524	—
Depreciation and amortization	115	48	263	—	426
Deferred tax provision/(benefit)	39	(102)	(439)	—	(502)
Tax benefit from the issuance of stock-based awards	1,005	—	—	—	1,005
Non-cash compensation	1,055	—	—	—	1,055
Other adjustments	22	33	118	—	173
Net change in:
Cash and securities segregated and on deposit for regulatory and other purposes	(48)	(1,215)	(396)	—	(1,659)
Financial instruments and other inventory positions owned	(15,284)	(8,382)	(22,712)	9,726	(36,652)
Financial instruments and other inventory positions sold but not yet purchased	64	20,564	2,384	(8,856)	14,156
Collateralized agreements and collateralized financing, net	12,775	(21,038)	14,118	—	5,855
Other assets and payables, net	(1,039)	3,543	(4,332)	2,506	678
Due to/from affiliates, net	1,553	5,745	(10,573)	3,275	—
Net cash provided by/(used in) operating activities	(319)	(39)	(18,498)	6,651	(12,205)

Cash Flows from Investing Activities
Dividends received/(paid)	2,394	(259)	(2,135)	—	—
Purchase of property, equipment and leasehold improvements, net	(243)	(31)	(135)	—	(409)
Business acquisitions, net of cash acquired	—	(5)	(33)	—	(38)
Capital contributions from/to subsidiaries, net	(1,272)	—	1,272	—	—
Net cash provided by/(used in) investing activities	879	(295)	(1,031)	—	(447)

Cash Flows from Financing Activities
Derivative contracts with a financing element	—	—	140	—	140
Issuance of short-term borrowings, net	231	(174)	27	—	84
Deposit liabilities at banks	—	—	8,238	(3,521)	4,717
Issuance of long-term borrowings	11,862	500	17,332	(5,989)	23,705
Principal payments of long-term borrowings, including the current portion of long-term borrowings	(8,239)	(102)	(6,717)	825	(14,233)
Issuance of common stock	230	—	—	—	230
Issuance of treasury stock	1,015	—	—	—	1,015
Purchase of treasury stock	(2,994)	—	—	—	(2,994)
Retirement of preferred stock	(250)	—	—	—	(250)
Dividends paid	(302)	—	—	—	(302)
Net cash provided by financing activities	1,553	224	19,020	(8,685)	12,112
Net change in cash and cash equivalents	2,113	(110)	(509)	(2,034)	(540)
Cash and cash equivalents, beginning of period	1,940	557	2,943	—	5,440
Cash and cash equivalents, end of period	$4,053	$447	$2,434	$(2,034)	$4,900

EXHIBIT INDEX

EXHIBIT NO.	EXHIBIT
10.11	1999 Neuberger Berman Inc. Long-Term Incentive Plan, restated as of November 8, 2007
10.14	Lehman Brothers Holdings Inc. 1994 Management Ownership Plan, as amended through November 8, 2007
10.15	Lehman Brothers Holdings Inc. 1996 Management Ownership Plan, as amended through November 8, 2007
10.16	Form of Agreement evidencing a grant of Restricted Stock Units to Executive Officers under the Lehman Brothers Holdings Inc. 1996 Management Ownership Plan
10.17	Form of Agreement evidencing a grant of Nonqualified Stock Options to Executive Officers under the Lehman Brothers Holdings Inc. 1996 Management Ownership Plan
10.19	Amended and Restated Lehman Brothers Holdings Inc. Employee Incentive Plan, as amended through November 8, 2007
10.20	Form of Agreement evidencing a grant of Restricted Stock Units to Directors pursuant to the Lehman Brothers Holdings Inc. Employee Incentive Plan
10.21	Form of Agreement evidencing a grant of Nonqualified Stock Options to Directors pursuant to the Lehman Brothers Holdings Inc. Employee Incentive Plan
10.28	Form of Agreement evidencing a grant of Restricted Stock Units to Directors under the Lehman Brothers Holdings Inc. 2005 Stock Incentive Plan, as amended
10.29	Form of Agreement evidencing a grant of Nonqualified Stock Options to Directors under the Lehman Brothers Holdings Inc. 2005 Stock Incentive Plan, as amended
10.30	Base Salaries of Named Executive Officers of the Registrant
12.01	Computation in support of ratios of earnings to fixed charges and to combined fixed charges and preferred stock dividends
21.01	List of the Registrant’s Subsidiaries
23.01	Consent of Ernst & Young LLP
24.01	Powers of Attorney
31.01	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a)
31.02	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a)
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Enacted by Section 906 of the Sarbanes-Oxley Act of 2002
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Enacted by Section 906 of the Sarbanes-Oxley Act of 2002