Form 10-Q
period 2008-02-29
LEHMAN BROTHERS HOLDINGS INC
filed 2008-04-09
CIK 806085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of March 31, 2008, 553,646,048 shares of the Registrant’s Common Stock, par value $0.10 per share, were outstanding.

[This page intentionally left blank.]

LEHMAN BROTHERS HOLDINGS INC.

FORM 10-Q

FOR THE QUARTER ENDED FEBRUARY 29, 2008

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

New York, New York 10020, U.S.A.

1-212-526-0858

In order to view and print the documents referred to above (which are in the .PDF format) on Holdings’ internet site, you will need to have installed on your computer the Adobe® Acrobat® Reader® software. If you do not have Adobe Acrobat, a link to Adobe Systems Incorporated’s internet site, from which you can download the software, is provided.

LEHMAN BROTHERS HOLDINGS INC.

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

LEHMAN BROTHERS HOLDINGS INC.

Consolidated Statement of Income

(Unaudited)

	Quarter Ended
In millions, except per share data	Feb 29, 2008	Feb 28, 2007
Revenues
Principal transactions	$773	$2,921
Investment banking	867	850
Commissions	658	540
Interest and dividends	9,635	9,089
Asset management and other	437	395
Total revenues	12,370	13,795
Interest expense	8,863	8,748
Net revenues	3,507	5,047
Non-Interest Expenses
Compensation and benefits	1,841	2,488
Technology and communications	302	266
Brokerage, clearance and distribution fees	253	194
Occupancy	185	146
Professional fees	98	98
Business development	89	84
Other	76	72
Total non-personnel expenses	1,003	860
Total non-interest expenses	2,844	3,348
Income before taxes	663	1,699
Provision for income taxes	174	553
Net income	$489	$1,146
Net income applicable to common stock	$465	$1,129

Earnings per common share:
Basic	$0.84	$2.09
Diluted	$0.81	$1.96
Dividends paid per common share	$0.17	$0.15

See Notes to Consolidated Financial Statements.

LEHMAN BROTHERS HOLDINGS INC.

Consolidated Statement of Financial Condition

(Unaudited)

	At
In millions	Feb 29, 2008	Nov 30, 2007

Assets

Cash and cash equivalents	$7,564	$7,286

Cash and securities segregated and on deposit for regulatory and other purposes	16,569	12,743

Financial instruments and other inventory positions owned (includes $58,588 in 2008 and $63,499 in 2007 pledged as collateral)	326,658	313,129

Collateralized agreements:

Securities purchased under agreements to resell	210,166	162,635

Securities borrowed	158,515	138,599

Receivables:

Brokers, dealers and clearing organizations	11,915	11,005

Customers	37,298	29,622

Others	3,186	2,650

Property, equipment and leasehold improvements (net of accumulated depreciation and amortization of $2,567 in 2008 and $2,438 in 2007)	4,189	3,861

Other assets	5,863	5,406

Identifiable intangible assets and goodwill (net of accumulated amortization of $348 in 2008 and $340 in 2007)	4,112	4,127

Total assets	$786,035	$691,063

See Notes to Consolidated Financial Statements.

LEHMAN BROTHERS HOLDINGS INC.

Consolidated Statement of Financial Condition—(Continued)

(Unaudited)

	At
In millions, except share data	Feb 29, 2008	Nov 30, 2007
Liabilities and Stockholders’ Equity
Short-term borrowings and current portion of long-term borrowings (including $10,660 in 2008 and $9,035 in 2007 at fair value)	$34,524	$28,066
Financial instruments and other inventory positions sold but not yet purchased	196,903	149,617
Collateralized financings:
Securities sold under agreements to repurchase	197,128	181,732
Securities loaned	54,847	53,307
Other secured borrowings (including $8,605 in 2008 and $9,149 in 2007 at fair value)	24,539	22,992
Payables:
Brokers, dealers and clearing organizations	11,717	3,101
Customers	72,835	61,206
Accrued liabilities and other payables	11,596	16,039
Deposit liabilities at banks (including $12,421 in 2008 and $15,986 in 2007 at fair value)	28,829	29,363
Long-term borrowings (including $26,593 in 2008 and $27,204 in 2007 at fair value)	128,285	123,150
Total liabilities	761,203	668,573
Commitments and contingencies
Stockholders’ Equity
Preferred stock	2,993	1,095
Common stock, $0.10 par value:
Shares authorized: 1,200,000,000 in 2008 and 2007;
Shares issued: 612,948,910 in 2008 and 612,882,506 in 2007;
Shares outstanding: 551,384,099 in 2008 and 531,887,419 in 2007	61	61
Additional paid-in capital	11,129	9,733
Accumulated other comprehensive loss, net of tax	(343)	(310)
Retained earnings	19,880	19,698
Other stockholders’ equity, net	(3,739)	(2,263)
Common stock in treasury, at cost (61,564,811 shares in 2008 and 80,995,087 shares in 2007)	(5,149)	(5,524)
Total common stockholders’ equity	21,839	21,395
Total stockholders’ equity	24,832	22,490
Total liabilities and stockholders’ equity	$786,035	$691,063

See Notes to Consolidated Financial Statements.

LEHMAN BROTHERS HOLDINGS INC.

Consolidated Statement of Cash Flows

(Unaudited)

	Quarter Ended
In millions	Feb 29, 2008	Feb 28, 2007
Cash Flows From Operating Activities
Net income	$489	$1,146
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	160	137
Non-cash compensation	424	287
Other adjustments	(41)	9
Net change in:
Cash and securities segregated and on deposit for regulatory and other purposes	(3,826)	(202)
Financial instruments and other inventory positions owned	(12,774)	(29,129)
Resale agreements, net of repurchase agreements	(32,135)	5,378
Securities borrowed, net of securities loaned	(18,376)	(13,344)
Other secured borrowings	1,547	4,571
Receivables from brokers, dealers and clearing organizations	(910)	183
Receivables from customers	(7,676)	(2,989)
Financial instruments and other inventory positions sold but not yet purchased	47,657	14,978
Payables to brokers, dealers and clearing organizations	8,616	7,789
Payables to customers	11,629	(968)
Accrued liabilities and other payables	(4,439)	(1,386)
Other receivables and assets	(983)	(528)
Net cash used in operating activities	(10,638)	(14,068)
Cash Flows From Investing Activities
Purchase of property, equipment and leasehold improvements, net	(239)	(218)
Business acquisitions, net of cash acquired	(82)	(304)
Proceeds from sale of business	—	26
Net cash used in investing activities	(321)	(496)
Cash Flows From Financing Activities
Derivative contracts with a financing element	(371)	(35)
Tax benefit from the issuance of stock-based awards	45	176
Issuance of short-term borrowings, net	4,749	137
Deposit liabilities at banks	(534)	1,079
Issuance of long-term borrowings	18,240	19,010
Principal payments of long-term borrowings, including the current portion of long term borrowings	(12,031)	(6,224)
Issuance of common stock	2	28
Issuance of preferred stock, net of issuance cost	1,856	—
Issuance of treasury stock	104	190
Purchase of treasury stock	(693)	(1,562)
Dividends paid	(130)	(106)
Net cash provided by financing activities	11,237	12,693
Net change in cash and cash equivalents	278	(1,871)
Cash and cash equivalents, beginning of period	7,286	5,987
Cash and cash equivalents, end of period	$7,564	$4,116
Supplemental Disclosure of Cash Flow Information (in millions):
Interest paid totaled $8,987 and $8,157 in 2008 and 2007, respectively.
Income taxes paid totaled $337 and $462 in 2008 and 2007, respectively.

See Notes to Consolidated Financial Statements.

LEHMAN BROTHERS HOLDINGS INC.

Notes to Consolidated Financial Statements

(Unaudited)

LEHMAN BROTHERS HOLDINGS INC.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 Summary of Significant Accounting Policies

Description of Business

Lehman Brothers Holdings Inc. (“Holdings”) and subsidiaries (collectively, the “Company,” the “Firm,” “Lehman Brothers,” “we,” “us” or “our”) serves the financial needs of corporations, governments and municipalities, institutional clients and high net worth individuals worldwide with business activities organized in three segments, Capital Markets, Investment Banking and Investment Management. Founded in 1850, Lehman Brothers maintains market presence in equity and fixed income sales, trading and research, investment banking, asset management, private investment management and private equity. The Firm is headquartered in New York, with regional headquarters in London and Tokyo, and operates in a network of offices in North America, Europe, the Middle East, Latin America and the Asia-Pacific region. The Company is a member of all principal securities and commodities exchanges in the U.S., and holds memberships or associate memberships on several principal international securities and commodities exchanges, including the London, Tokyo, Hong Kong, Frankfurt, Paris, Milan and Australian stock exchanges.

Basis of Presentation

The Consolidated Financial Statements are prepared in conformity with U.S. generally accepted accounting principles and include the accounts of Holdings, its subsidiaries, and all other entities in which the Company has a controlling financial interest or are considered to be the primary beneficiary. In the opinion of management, all normal recurring adjustments have been included for a fair statement of this interim financial information. All material inter-company accounts and transactions have been eliminated upon consolidation. Certain prior-period amounts reflect reclassifications to conform to the current year’s presentation.

Use of Estimates

In preparing the Consolidated Financial Statements and accompanying notes, management makes various estimates that affect reported amounts and disclosures. Broadly, those estimates are used in:

•                  measuring fair value of certain financial instruments;

•                  accounting for identifiable intangible assets and goodwill;

•                  establishing provisions for potential losses that may arise from litigation, regulatory proceedings and tax examinations;

•                  assessing the Company’s ability to realize deferred taxes; and

•                  valuing equity-based compensation awards.

Estimates are based on available information and judgment. Therefore, actual results could differ from estimates and that difference could have a material effect on the Consolidated Financial Statements and notes thereto.

Consolidation Policies

The Consolidated Financial Statements include the accounts of Holdings and the entities in which the Company has a controlling financial interest. The Company determines whether it has a controlling financial interest in an entity by first determining whether the entity is a voting interest entity (sometimes referred to as a non-VIE), a variable interest entity (“VIE”) or a qualified special purpose entity (“QSPE”).

Voting Interest Entity. Voting interest entities are entities that have (i) total equity investment at risk sufficient to fund expected future operations independently; and (ii) equity holders who have the obligation to absorb losses or receive residual returns and the right to make decisions about the entity’s activities. In accordance with Accounting Research Bulletin (“ARB”) No. 51, Consolidated Financial Statements, and Statement of Financial Accounting Standards (“SFAS”) No. 94, Consolidation of All Majority—Owned Subsidiaries, voting interest entities are consolidated when the Company has a controlling financial interest, typically more than 50% of an entity’s voting interests.

Variable Interest Entity. VIEs are entities that lack one or more voting interest entity characteristics. The Company consolidates VIEs in which it is the primary beneficiary. In accordance with Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities (revised December 2003)—an interpretation of ARB No. 51 (“FIN 46(R)”), the Company is the primary beneficiary if it has a variable interest, or a combination of variable interests, that will either (i) absorb a majority of the VIE’s expected losses; (ii) receive a majority of the VIE’s expected residual returns; or (iii) both. To determine if the Company is the primary beneficiary of a VIE, the Company reviews,

LEHMAN BROTHERS HOLDINGS INC.

Notes to Consolidated Financial Statements

(Unaudited)

among other factors, the VIE’s design, capital structure, contractual terms, which interests create or absorb variability and related party relationships, if any. Additionally, the Company may calculate its share of the VIE’s expected losses and expected residual returns based upon the VIE’s contractual arrangements and/or position in the VIE’s capital structure. This type of analysis is typically performed using expected cash flows allocated to the expected losses and expected residual returns under various probability-weighted scenarios.

Qualified Special Purpose Entity. QSPEs are passive entities with limited permitted activities. SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125 (“SFAS 140”), establishes the criteria an entity must satisfy to be a QSPE, including types of assets held, limits on asset sales, use of derivatives and financial guarantees, and discretion exercised in servicing activities. In accordance with SFAS 140 and FIN 46(R), the Company does not consolidate QSPEs.

For a further discussion of the Company’s involvement with VIEs, QSPEs and other entities see Note 6, “Securitizations and Special Purpose Entities,” to the Consolidated Financial Statements.

Equity-Method Investments. Entities in which the Company does not have a controlling financial interest (and therefore do not consolidate) but in which the Company exerts significant influence (generally defined as owning a voting interest of 20 % to 50%, or a partnership interest greater than 3%) are accounted for either under Accounting Principles Board (“APB”) Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock or SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). For further discussion of the Company’s adoption of SFAS 159, see “Accounting and Regulatory Developments—SFAS 159” below.

Other. The Company has formed various non-consolidated private equity or other alternative investment funds with third-party investors that are typically organized as limited partnerships. The Company typically acts as general partner for these funds, and when third-party investors have (i) rights to either remove the general partner without cause or to liquidate the partnership; or (ii) substantive participation rights, the Company does not consolidate these partnerships in accordance with Emerging Issue Task Force (“EITF”) No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-5”).

A determination of whether the Company has a controlling financial interest in an entity and therefore assessment of consolidation of that entity is initially made at the time the Company becomes involved with the entity. Certain events may occur which cause the Company to re-assess its initial determination of whether an entity is a VIE or non-VIE or whether the Company is the primary beneficiary if the entity is a VIE and therefore its assessment of consolidation of that entity. Those events generally are:

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

When the Company does not consolidate an entity or apply the equity method of accounting, the Company presents its investment in the entity at fair value.

LEHMAN BROTHERS HOLDINGS INC.

Notes to Consolidated Financial Statements

(Unaudited)

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

Revenue Recognition Policies

Principal transactions. Realized and unrealized gains or losses from Financial instruments and other inventory positions owned and Financial instruments and other inventory positions sold but not yet purchased, as well as the gains or losses from certain short- and long-term borrowing obligations, principally certain hybrid financial instruments, and certain deposit liabilities at banks that the Company measures at fair value are reflected in Principal transactions in the Consolidated Statement of Income.

Investment banking. Underwriting revenues, net of related underwriting expenses, and revenues for merger and acquisition advisory and other investment banking-related services are recognized when services for the transactions are completed. In instances where the Investment Banking segment provides structuring services and/or advice in a capital markets-related transaction, the Company records a portion of the transaction-related revenue as Investment Banking fee revenues.

Commissions. Commissions primarily include fees from executing and clearing client transactions on equities, options and futures markets worldwide. These fees are recognized on a trade-date basis.

Interest and dividends revenue and interest expense. The Company recognizes contractual interest on Financial instruments and other inventory positions owned and Financial instruments and other inventory positions sold but not yet purchased, excluding derivatives, on an accrual basis as a component of Interest and dividends revenue and Interest expense, respectively. The Company accounts for its secured financing activities and certain short- and long-term borrowings on an accrual basis with related interest recorded as interest revenue or interest expense, as applicable. Contractual interest expense on all deposit liabilities and certain hybrid financial instruments are recorded as a component of Interest expense.

Asset management and other. Investment advisory fees are recorded as earned. In certain circumstances, the Company receives asset management incentive fees when the return on assets under management exceeds specified benchmarks. Incentive fees are generally based on investment performance over a twelve-month period and are not subject to adjustment after the measurement period ends. Accordingly, the Company recognizes incentive fees when the measurement period ends.

The Company also receives private equity incentive fees when the returns on certain private equity or other alternative investment funds’ investments exceed specified thresholds. Private equity incentive fees typically are based on investment results over a period greater than one year, and future investment underperformance could require amounts previously distributed to the Company to be returned to the funds. Accordingly, the Company recognizes these incentive fees when all material contingencies have been substantially resolved.

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

The Company recognizes and measures its unrecognized tax benefits in accordance with FIN 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN 48”). The Company estimates the likelihood, based on their technical merits, that tax positions will be sustained upon examination based on the facts and circumstances and information available at the end of each period. The Company adjusts the level of unrecognized tax benefits when there is more information available, or when an event occurs requiring a change. The reassessment of unrecognized tax benefits could have a material impact on the Company’s effective tax rate in the period in which it occurs. For a discussion of the impact of FIN 48, see “Accounting and Regulatory Developments—FIN 48” below.

LEHMAN BROTHERS HOLDINGS INC.

Notes to Consolidated Financial Statements

(Unaudited)

Earnings per Share

The Company computes earnings per share (“EPS”) in accordance with SFAS No. 128, Earnings per Share. Basic EPS is computed by dividing net income applicable to common stock by the weighted-average number of common shares outstanding, which includes restricted stock units (“RSUs”) for which service has been provided. Diluted EPS includes the components of basic EPS and also includes the dilutive effects of RSUs for which service has not yet been provided and employee stock options.

Financial Instruments and Other Inventory Positions

Financial instruments and other inventory positions owned, excluding real estate held for sale, and Financial instruments and other inventory positions sold but not yet purchased are carried at fair value. Real estate held for sale is accounted for at the lower of its carrying amount or fair value less cost to sell. For further discussion of financial instruments and other inventory positions, see Note 3, “Financial Instruments and Other Inventory Positions,” to the Consolidated Financial Statements.

Firm-owned securities pledged to counterparties who have the right, by contract or custom, to sell or repledge the securities are classified as Financial instruments and other inventory positions owned and are disclosed as pledged as collateral. For further discussion of securities received and pledged as collateral, see Note 5, “Securities Received and Pledged as Collateral,” to the Consolidated Financial Statements.

The Company adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”) effective December 1, 2006. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When observable prices are not available, the Company either uses implied pricing from similar instruments or valuation models based on net present value of estimated future cash flows, adjusted as appropriate for liquidity, credit, market and/or other risk factors.

Prior to December 1, 2006, the Company followed the American Institute of Certified Public Accountants (“AICPA”) Audit and Accounting Guide, Brokers and Dealers in Securities, when determining fair value for financial instruments, which permitted the recognition of a discount to the quoted price when determining the fair value for a substantial block of a particular security, when the quoted price was not considered to be readily realizable (i.e., a block discount).

For further discussion of the adoption of SFAS 157, see “Accounting and Regulatory Developments—SFAS 157” below.

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

The Company enters into derivative transactions both in a trading capacity and as an end-user. Acting in a trading capacity, the Company enters into derivative transactions to satisfy the needs of clients and to manage the Company’s exposure to market and credit risks resulting from trading activities (collectively, “Trading-Related Derivatives”). For Trading-Related Derivatives, margins on futures contracts are included in receivables and payables from/to brokers, dealers and clearing organizations, as applicable.

As an end-user, the Company primarily uses derivatives to hedge its exposure to market risk (including foreign currency exchange and interest rate risks) and credit risks (collectively, “End-User Derivatives”). When End-User Derivatives are interest rate swaps they are measured at fair value through earnings and the carrying value of the related hedged item is adjusted through earnings for the effect of changes in the risk being hedged. The hedge ineffectiveness in these relationships is recorded in Interest expense in the Consolidated Statement of Income. When End-User Derivatives are

LEHMAN BROTHERS HOLDINGS INC.

Notes to Consolidated Financial Statements

(Unaudited)

used in hedges of net investments in non-U.S. dollar functional currency subsidiaries, the gains or losses are reported within Accumulated other comprehensive income/(loss), net of tax, in Stockholders’ equity.

Prior to December 1, 2006, the Company followed EITF Issue No. 02-3, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities (“EITF 02-3”). Under EITF 02-3, recognition of a trading profit at inception of a derivative transaction was prohibited unless the fair value of that derivative was obtained from a quoted market price supported by comparison to other observable inputs or based on a valuation technique incorporating observable inputs. Subsequent to the inception date (“Day 1”), the Company recognized trading profits deferred at Day 1 in the period in which the valuation of the instrument became observable. The adoption of SFAS 157 nullified the guidance in EITF 02-3 that precluded the recognition of a trading profit at the inception of a derivative contract, unless the fair value of such derivative was obtained from a quoted market price or other valuation technique incorporating observable inputs. For further discussion of the adoption of SFAS 157, see “Accounting and Regulatory Developments—SFAS 157” below.

Securitization activities. In accordance with SFAS 140, the Company recognizes transfers of financial assets as sales, if control has been surrendered. The Company determines control has been surrendered when the following three criteria have been met:

•                  The transferred assets have been isolated from the transferor, or put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership (i.e., a true sale opinion has been obtained);

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

Collateralized Lending Agreements and Financings

Treated as collateralized agreements and financings for financial reporting purposes are the following:

•                 Repurchase and resale agreements. Securities purchased under agreements to resell and securities sold under agreements to repurchase are collateralized primarily by government and government agency securities and are carried net by counterparty, when permitted, at the amounts at which the securities subsequently will be resold or repurchased plus accrued interest. The Company takes possession of securities purchased under agreements to resell. The fair value of the underlying positions is compared daily with the related receivable or payable balances, including accrued interest. The Company requires counterparties to deposit additional collateral or return collateral pledged, as necessary, to ensure the fair value of the underlying collateral remains sufficient.

•                 Securities borrowed and securities loaned. Securities borrowed and securities loaned are carried at the amount of cash collateral advanced or received plus accrued interest. The Company values the securities borrowed and loaned daily and obtain additional cash as necessary to ensure these transactions are adequately collateralized. When the Company acts as the lender of securities in a securities-lending agreement and the Company receives securities that can be pledged or sold as collateral, the Company recognizes an asset, representing the securities received and a liability, representing the obligation to return those securities.

•                 Other secured borrowings. Other secured borrowings principally reflect transfers accounted for as financings rather than sales under SFAS 140. Additionally, Other secured borrowings includes non-recourse financings of entities that the Company has consolidated because the Company is the primary beneficiaries of such entities.

Long-Lived Assets

Property, equipment and leasehold improvements are recorded at historical cost, net of accumulated depreciation and amortization. Depreciation is recognized using the straight-line method over the estimated useful lives of the assets. Buildings are depreciated up to a maximum of 40 years. Leasehold improvements are amortized over the lesser of their useful lives or the terms of the underlying leases, which range up to 30 years. Equipment, furniture and fixtures are depreciated over periods of up to 10 years. Internal-use software that qualifies for capitalization under AICPA Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, is capitalized and subsequently amortized over the estimated useful life of the software, generally three years, with a maximum of seven years. The

LEHMAN BROTHERS HOLDINGS INC.

Notes to Consolidated Financial Statements

(Unaudited)

Company reviews long-lived assets for impairment periodically and whenever events or changes in circumstances indicate the carrying amounts of the assets may be impaired. If the expected future undiscounted cash flows are less than the carrying amount of the asset, an impairment loss is recognized to the extent the carrying value of the asset exceeds its fair value.

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

Cash Equivalents

Cash equivalents include highly liquid investments not held for resale with maturities of three months or less when the Company acquires them.

Accounting and Regulatory Developments

The following summarizes accounting standards that have been issued during the periods covered by the Consolidated Financial Statements and the effect of adoption on results of operations, if any, actual or estimated.

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

The Company elected to early adopt SFAS 157 at the beginning of the 2007 fiscal year and recorded the difference between the carrying amounts and fair values of (i) stand-alone derivatives and/or certain hybrid financial instruments measured using the guidance in EITF 02-3 on recognition of a trading profit at the inception of a derivative, and (ii) financial instruments that are traded in active markets that were measured at fair value using block discounts, as a cumulative-effect adjustment to opening retained earnings. As a result of adopting SFAS 157, the Company recognized a $45 million after-tax ($78 million pre-tax) increase to opening retained earnings. For additional information regarding the Company’s adoption of SFAS 157, see Note 4, “Fair Value of Financial Instruments,” to the Consolidated Financial Statements.

SFAS 158. In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Retirement Plans (“SFAS 158”), which requires an employer to recognize the over- or under-funded status of its defined benefit postretirement plans as an asset or liability in its Consolidated Statement of Financial Condition, measured as the difference between the fair value of the plan assets and the benefit obligation. For pension plans, the benefit obligation is the projected benefit obligation; while for other postretirement plans the benefit obligation is the accumulated postretirement obligation. Upon adoption, SFAS 158 requires an employer to recognize previously unrecognized actuarial gains and losses and prior service costs within Accumulated other comprehensive income/(loss), net of tax, a component of Stockholders’ equity. In accordance with the guidance in SFAS 158, the Company adopted this provision of the standard for the year ended November 30, 2007. The adoption of SFAS 158 reduced Accumulated other comprehensive loss, by $210 million after-tax ($344 million pre-tax) at November 30, 2007.

SFAS 159. In February 2007, the FASB issued SFAS 159 which permits certain financial assets and financial liabilities to be measured at fair value, using an instrument-by-instrument election. The initial effect of adopting SFAS 159 must be accounted for as a cumulative-effect adjustment to opening retained earnings for the fiscal year in which the Company applies SFAS 159. Retrospective application of SFAS 159 to fiscal years preceding the effective date is not permitted.

The Company elected to early adopt SFAS 159 beginning in the 2007 fiscal year and to measure at fair value substantially all hybrid financial instruments not previously accounted for at fair value under SFAS No. 155, as well as certain deposit liabilities at the Company’s U.S. banking subsidiaries. The Company elected to adopt SFAS 159 for these instruments to

LEHMAN BROTHERS HOLDINGS INC.

Notes to Consolidated Financial Statements

(Unaudited)

reduce the complexity of accounting for these instruments under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. As a result of adopting SFAS 159, the Company recognized a $22 million after-tax increase ($35 million pre-tax) to opening retained earnings as of December 1, 2006, representing the effect of changing the measurement basis of these financial instruments from an adjusted amortized cost basis at November 30, 2006 to fair value. For additional information regarding the adoption of SFAS 159, see Note 4, “Fair Value of Financial Instruments,” to the Consolidated Financial Statements.

SFAS 141(R). In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) expands the definition of transactions and events that qualify as business combinations; requires that the acquired assets and liabilities, including contingencies, be recorded at the fair value determined on the acquisition date and changes thereafter reflected in revenue, not goodwill; changes the recognition timing for restructuring costs; and requires acquisition costs to be expensed as incurred. Adoption of SFAS 141(R) is required for combinations after December 15, 2008. Early adoption and retroactive application of SFAS 141(R) to fiscal years preceding the effective date are not permitted. The Company is evaluating the impact of adoption on its Consolidated Financial Statements.

SFAS 160. In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements (“SFAS 160”). SFAS 160 re-characterizes minority interests in consolidated subsidiaries as non-controlling interests and requires the classification of minority interests as a component of equity. Under SFAS 160, a change in control will be measured at fair value, with any gain or loss recognized in earnings. The effective date for SFAS 160 is for annual periods beginning on or after December 15, 2008. Early adoption and retroactive application of SFAS 160 to fiscal years preceding the effective date are not permitted. The Company is evaluating the impact of adoption on its Consolidated Financial Statements.

SFAS 161. In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 requires specific disclosures regarding the location and amounts of derivative instruments in the Company’s financial statements; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect the Company’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued and for fiscal years and interim periods after November 15, 2008. Early application is permitted. Because SFAS 161 impacts the Company’s disclosure and not its accounting treatment for derivative instruments and related hedged items, the Company’s adoption of SFAS 161 will not impact the Consolidated Financial Statements.

FIN 48. In June 2006, the FASB issued FIN 48. FIN 48 sets out a framework for management to use to determine the appropriate level of tax reserves to maintain for uncertain tax positions. FIN 48 uses a two-step approach wherein a tax benefit is recognized if a position is more likely than not to be sustained, and the amount of benefit is then measured on a probabilistic approach, as defined in FIN 48. FIN 48 also sets out disclosure requirements to enhance transparency of an entity’s tax reserves. The Company adopted FIN 48 at the beginning of the 2008 fiscal year and recognized a decrease to opening retained earnings of approximately $178 million. For additional information regarding the adoption of FIN 48, see Note 10, “Income Taxes,” to the Consolidated Financial Statements.

SOP 07-1. In June 2007, the AICPA issued Statement of Position (“SOP”) No. 07-1, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies (“SOP 07-1”). SOP 07-1 addresses when the accounting principles of the AICPA Audit and Accounting Guide Investment Companies must be applied by an entity and whether those accounting principles must be retained by a parent company in consolidation or by an investor in the application of the equity method of accounting. The effective date for SOP 07-1 was initially for fiscal years beginning on or after December 15, 2007; however, in February 2008, the FASB directed the FASB staff to issue SOP 07-1-1 Effective Date of AICPA Statement of Position 07-1 (“SOP 07-1-1”), which indefinitely delays the effective dates for SOP 07-1 and FASB Staff Position (“FSP”) FIN 46(R)-7, Application of FASB Interpretation No. 46(R) to Investment Companies which was effective upon adoption of SOP 07-1.

FSP FIN 39-1. In April 2007, the FASB directed the FASB Staff to issue FSP No. FIN 39-1, Amendment of FASB Interpretation No. 39 (“FSP FIN 39-1”). FSP FIN 39-1 modifies FIN No. 39, Offsetting of Amounts Related to Certain Contracts, and permits companies to offset cash collateral receivables or payables with net derivative positions under certain circumstances. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. FSP FIN 39-1 does not affect the Consolidated Financial Statements because it clarified the acceptability of existing market practice, which the Company uses, of netting cash collateral against net derivative assets and liabilities.

FSP FIN 48-1. In May 2007, the FASB directed the FASB Staff to issue FSP No. FIN 48-1, Definition of “Settlement” In FASB Interpretation No. 48 (“FSP FIN 48-1”). Under FSP FIN 48-1, a previously unrecognized tax benefit may be subsequently recognized if the tax position is effectively settled and other specified criteria are met. The Company

LEHMAN BROTHERS HOLDINGS INC.

Notes to Consolidated Financial Statements

(Unaudited)

adopted FSP FIN 48-1 upon adoption of FIN 48.

FSP FAS 140-3.  In February 2008, the FASB directed the FASB Staff to issue FSP No. FAS 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions (“FSP FAS 140-3”).  Under FSP FAS 140-3, it is presumed that an initial transfer of a financial asset and a repurchase are considered part of the same arrangement, known as a linked transaction. However, if certain criteria are met, the initial transfer and repurchase financing may not be evaluated as a linked transaction and must be evaluated separately under FAS 140.  FSP FAS 140-3 will be effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Earlier application is not permitted. The Company is evaluating the impact of adopting FSP FAS 140-3 on the Consolidated Financial Statements.

SAB 109. In November 2007, the SEC issued Staff Accounting Bulletin (“SAB”) No. 109, Written Loan Commitments Recorded at Fair Value Through Earnings (“SAB 109”). SAB 109 supersedes SAB No. 105, Loan Commitments Accounted for as Derivative Instruments (“SAB 105”), and expresses the view, consistent with the guidance in SFAS 156 and SFAS 159, that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SAB 105 also expressed the view that internally-developed intangible assets (such as customer relationship intangible assets) should not be recorded as part of the fair value of a derivative loan commitment. SAB 109 retains that view and broadens its application to all written loan commitments that are accounted for at fair value through earnings. Adoption of SAB 109 did not have a material affect on the Consolidated Financial Statements.

Effect of Adoption. The table presented below summarizes the impact of adoption from the accounting developments summarized above on the results of operations:

		Accumulated Other
		Comprehensive	Retained Earnings
In millions	Date of Adoption	Income/(Loss)	Increase/(Decrease)
Year Ended November 30, 2007
SFAS 157	December 1, 2006		$45
SFAS 158	November 30, 2007	$(210)
SFAS 159	December 1, 2006		22
Quarter Ended February 29, 2008
FIN 48	December 1, 2007		(178)

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

On January 8, 2008, the SEC’s Office of Chief Accountant (the “OCA”) issued a letter (the “OCA Letter”) addressing accounting issues that may be raised by the ASF Framework. Specifically, the OCA Letter expressed the view that if a Segment 2 Subprime ARM Loan is modified pursuant to the ASF Framework and that loan could legally be modified, the OCA will not object to continued status of the transferee as a QSPE under SFAS 140. Concurrent with the issuance of the OCA Letter, the OCA requested the FASB to immediately address the issues that have arisen in the application of the QSPE guidance in SFAS 140. Any loan modifications the Company makes in accordance with the ASF Framework will not have a material impact on its accounting for U.S. subprime residential mortgage loans nor securitizations or retained interests in securitizations of U.S. subprime residential mortgage loans.

LEHMAN BROTHERS HOLDINGS INC.

Notes to Consolidated Financial Statements

(Unaudited)

At February 29, 2008, the Company had approximately 186 Segment 2 Subprime ARM Loans. None had been modified under the ASF Framework.

Basel II. As of December 1, 2005, the Company became regulated by the SEC as a consolidated supervised entity (“CSE”). This supervision subjects the Company to group-wide supervision and examination by the SEC, minimum capital requirements on a consolidated basis and reporting (including reporting of capital adequacy measurement consistent with the standards adopted by the Basel Committee on Banking Supervision) and notification requirements. CSE capital requirements for the Company are principally driven by market, credit and operational risk amounts computed using methodologies developed by the Company and approved by the SEC.

The Basel Committee on Banking Supervision published an updated framework to calculate risk-based capital requirements in June 2004 (“Basel II”). In September 2006, U.S. federal bank regulators announced their intent to implement Basel II in the U.S. On December 10, 2007, the U.S. federal bank regulators published final rules to implement new risk-based capital requirements in the U.S. for large, internationally active (core) banking organizations.

The CSE regulations are intended to provide consolidated supervision of investment bank holding companies that is broadly consistent with U.S. federal bank regulatory oversight of bank holding companies. Basel II is meant to be applied on a consolidated basis for banking institutions or bank holding companies that have consolidated total assets of $250 billion or more and/or consolidated total on-balance-sheet foreign exposure of $10 billion or more. Basel II provides two broad methods for calculating minimum capital requirements related to credit risk: (i) a standardized approach that relies heavily upon external credit assessments by major independent credit rating agencies; and (ii) an internal ratings-based approach, at foundation or advanced levels that permits the use of internal rating assessments in determining required capital.

Beginning January 2008, certain of the Company’s subsidiaries in Europe, became subject to the Basel II requirements. The time frame in which Basel II requirements would become effective for U.S. banking institutions or bank holding companies is contemplated to be on or after (i) completion of four consecutive quarterly parallel calculations, in which an entity would remain subject to existing risk-based capital rules but also calculate its risk-based capital requirements under the new Basel II framework; and (ii) a series of transitional periods during which an entity would report under the new framework, subject to supervisory mandated minimum regulatory capital requirements.

Additionally, and as an increasing number of global banking organizations become subject to Basel II, new interpretations may arise, and harmonization among regulators could impact the regulatory capital standards under which the Company operates as a CSE, as well as the requirements for some of the Company’s regulated subsidiaries.

Note 2 Business and Geographic Segments

Business Segments

The Company organizes its business operations into three business segments: Capital Markets, Investment Banking and Investment Management.

The business segment information for the periods ended February 29, 2008 and February 28, 2007 is prepared using the following methodologies and generally represents the information that is relied upon by management in its decision-making processes:

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

•	Business segment assets include an allocation of indirect corporate assets that have been fully allocated to the segments, generally based on each segment’s respective headcount figures.

Capital Markets

The Capital Markets segment is divided into two components:

LEHMAN BROTHERS HOLDINGS INC.

Notes to Consolidated Financial Statements

(Unaudited)

Fixed Income — The Company makes markets in and trades municipal and public sector instruments, interest rate and credit products, mortgage-related securities and loan products, currencies and commodities. The Company also originates mortgages and structures and enters into a variety of derivative transactions. The Company provides research covering economic, quantitative, strategic, credit, relative value, index and portfolio analyses. Additionally, the Company provides financing, advice and servicing activities to the hedge fund community, known as prime brokerage services. The Company engages in certain proprietary trading activities and in principal investing in real estate that are managed within this component.

Equities — The Company makes markets in and trades equities and equity-related products and enters into a variety of derivative transactions. The Company also provides equity-related research coverage as well as execution and clearing services for clients. Through capital markets prime services, the Company provides prime brokerage services to the hedge fund community. The Company also engages in proprietary trading activities and private equity and other related investments.

Investment Banking

The Company takes an integrated approach to client coverage, organizing bankers into industry, product and geographic groups within the Investment Banking segment. Business services provided to corporations and governments worldwide can be separated into:

Global Finance — The Company serves clients’ capital raising needs through underwriting, private placements, leveraged finance and other activities associated with debt and equity products.

Advisory Services — The Company provides business advisory services with respect to mergers and acquisitions, divestitures, restructurings and other corporate activities.

Investment Management

The Investment Management business segment consists of:

Asset Management — The Company provides customized investment management services for high net worth clients, mutual funds and other small and middle market institutional investors. Asset Management also serves as general partner for private equity and other alternative investment partnerships and has minority stake investments in certain alternative investment managers.

Private Investment Management — The Company provides investment, wealth advisory and capital markets execution services to high net worth and middle market institutional clients.

Business Segments

	Capital	Investment	Investment
In millions	Markets	Banking	Management	Total
Three months ended February 29, 2008
Gross revenues	$10,512	$867	$991	$12,370
Interest expense	8,840	—	23	8,863
Net revenues	1,672	867	968	3,507
Depreciation and amortization expense	116	14	30	160
Other expenses	1,320	671	693	2,684
Income before taxes	$ 236	$182	$245	$663
Segment assets (in billions)	$ 774.6	$1.7	$9.7	$786.0
Three months ended February 28, 2007
Gross revenues	$12,222	$850	$723	$13,795
Interest expense	8,720	—	28	8,748
Net revenues	3,502	850	695	5,047
Depreciation and amortization expense	102	10	25	137
Other expenses	2,031	650	530	3,211
Income before taxes	$ 1,369	$190	$140	$1,699
Segment assets (in billions)	$ 552.4	$1.5	$8.4	$562.3

Geographic Net Revenues

The Company organizes its operations into three geographic regions:

LEHMAN BROTHERS HOLDINGS INC.

Notes to Consolidated Financial Statements

(Unaudited)

•                  Europe and the Middle East, inclusive of operations in Russia and Turkey;

•                  Asia-Pacific, inclusive of operations in Australia and India; and

•                  the Americas.

Net revenues presented by geographic region are based upon the location of the senior coverage banker or investment advisor in the case of Investment Banking or Asset Management, respectively, or where the position was risk managed within Capital Markets and Private Investment Management. Certain revenues associated with U.S. products and services that result from relationships with international clients have been classified as international revenues using an allocation process. The methodology for allocating the Firm’s revenues to geographic regions is dependent on the judgment of management. Additionally, because certain components of revenues reflect the overall performance of the Company as well as the performance of individual business units, performance in one segment may be affected by the performance of other segments.

The following presents, in management’s judgment, a reasonable representation of each region’s contribution to net revenues.

Geographic Net Revenues

	Quarter Ended
In millions	February 29, 2008	February 28, 2007
Europe and the Middle East	$760	$1,368
Asia-Pacific	1,348	594
Total Non-Americas	2,108	1,962
U.S.	1,342	3,028
Other Americas	57	57
Total Americas	1,399	3,085
Net revenues	$3,507	$5,047

Note 3 Financial Instruments and Other Inventory Positions

Financial instruments and other inventory positions owned and Financial instruments and other inventory positions sold but not yet purchased were comprised of the following:

			Sold But Not
	Owned		Yet Purchased

In millions	Feb 29, 2008	Nov 30, 2007	Feb 29, 2008	Nov 30, 2007
Mortgage and asset-backed securities	$84,609	$89,106	$552	$332
Government and agencies	44,574	40,892	108,759	71,813
Corporate debt and other	59,750	54,098	8,738	6,759
Corporate equities	56,118	58,521	41,035	39,080
Real estate held for sale	22,562	21,917	—	—
Commercial paper and other money market
instruments	3,433	4,000	12	12
Derivatives and other contractual agreements	55,612	44,595	37,807	31,621
	$326,658	$313,129	$196,903	$149,617

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

It is the Company’s intent to sell through securitization or syndication activities, residential and commercial mortgage whole loans the Company originates, as well as those acquired in the secondary market. The Company originated approximately $2 billion and $15 billion of residential mortgage loans at February 29, 2008 and February 28, 2007, respectively, and approximately $2 billion and $13 billion of commercial mortgage loans at February 29, 2008 and February 28, 2007, respectively.

LEHMAN BROTHERS HOLDINGS INC.

Notes to Consolidated Financial Statements

(Unaudited)

Balances reported for Mortgage and asset-backed securities include approximately $10.2 billion and $11.9 billion at February 29, 2008 and November 30, 2007, respectively, of loans transferred to securitization vehicles where such transfers were accounted for as secured financings rather than sales. The securitization vehicles issued securities that were distributed to investors. The Company considers itself to have economic exposure only to the securities retained from those securitization vehicles; the Company does not consider itself to have economic exposure to the underlying assets in those securitization vehicles. For further discussion of securitization activities, see Note 6, “Securitizations and Special Purpose Entities,” to the Consolidated Financial Statements.

At February 29, 2008 and November 30, 2007, the Company’s inventory of Mortgage and asset-backed securities, excluding those that were accounted for as financings rather than sales, generally included the following types of assets:

In millions	February 29, 2008	November 30, 2007
Residential:
Securities(1)	$18,179	$16,709
Whole loans	11,913	14,235
Servicing and other	1,660	1,235
	$31,752	$32,179
Commercial:
Whole loans	$24,881	$26,200
Securities and other(2)	11,229	12,738
	$36,110	$38,938

Other asset-backed securities	$6,553	$6,163

Total	$74,415	$77,280

(1)    Includes approximately $8.1 billion of investment grade retained interests in securitizations and approximately $1.4 billion of non-investment grade retained interests in securitizations at February 29, 2008. Includes approximately $7.1 billion of investment grade retained interests in securitizations and approximately $1.6 billion of non-investment grade retained interests in securitizations at November 30, 2007.

(2)    Includes approximately $1.8 billion of investment grade retained interests in securitizations and $0.04 billion of non-investment grade retained interests in securitizations at February 29, 2008. Includes approximately $2.4 billion of investment grade retained interests in securitizations and approximately $0.03 billion of non-investment grade retained interests in securitizations at November 30, 2007.

At February 29, 2008 and November 30, 2007, the Company’s portfolio of U.S. subprime residential mortgages, excluding those that were accounted for as financings rather than sales, generally included the following types of assets:1

In millions	February 29, 2008	November 30, 2007
U.S. residential subprime mortgages
Whole loans(1)	$1,295	$3,226
Retained interests in securitizations	2,692	1,995
Other	30	55
Total	$4,017	$5,276

(1)            Excludes loans which were accounted for as financings rather than sales which were approximately $3.2 billion and $2.9 billion at February 29, 2008 and November 30, 2007, respectively.

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

Non-derivative, physical commodities are reported as a component of this line item and were approximately $169 million and $308 million in February 29, 2008 and November 30, 2007, respectively.

[1]

The Company generally defines U.S. subprime residential mortgage loans as those associated with borrowers having a credit score in the range of 620 or lower using the Fair Isaac Corporation’s statistical model, or having other negative factors within their credit profiles. Prior to its closure in the third quarter of fiscal 2007, the Company originated subprime residential mortgage loans through BNC Mortgage LLC (“BNC”), a wholly-owned subsidiary of the Company’s U.S. regulated thrift Lehman Brothers Bank, FSB. BNC served borrowers with subprime qualifying credit profiles but also served borrowers with stronger credit history as a result of broker relationships or product offerings and such loans are also included in the Company’s subprime business activity. For residential mortgage loans purchased from other mortgage originators, the Company uses a similar subprime definition as for its origination activity. Additionally, second lien loans are included in the Company’s subprime business activity.

LEHMAN BROTHERS HOLDINGS INC.

Notes to Consolidated Financial Statements

(Unaudited)

Corporate equities. Balances generally reflect held positions in any instrument that has an equity ownership component, such as equity-related positions, public ownership equity securities that are listed on public exchanges, private equity-related positions and non-public ownership equity securities that are not listed on a public exchange.

Real estate held for sale. Real estate held for sale of $22.6 billion and $21.9 billion at February 29, 2008 and November 30, 2007, respectively, reflects debt and equity investments in parcels of land and related physical property. The Company invests in entities whose underlying assets are Real estate held for sale. The Company consolidates those entities in which the Company is the primary beneficiary in accordance with FIN 46(R). The Company considers itself to have economic exposure only to its direct investments in these entities; the Company does not consider itself to have economic exposure to the total underlying assets in these entities. The Company’s net investment positions related to Real estate held for sale, excluding the amounts that have been consolidated but for which the Company does not consider itself to have economic exposure, was $12.9 billion and $12.8 billion at February 29, 2008 and November 30, 2007, respectively.

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

The following table presents the fair value of Derivatives and other contractual agreements at February 29, 2008 and November 30, 2007. Assets included in the table represent unrealized gains, net of unrealized losses, for situations in which the Company has a master netting agreement. Similarly, liabilities represent net amounts owed to counterparties. The fair value of derivative contracts represents net receivable/payable for derivative financial instruments before consideration of securities collateral. Asset and liabilities are presented below net of cash collateral of approximately $26.5 billion and $17.6 billion, respectively, at February 29, 2008 and $19.7 billion and $17.5 billion, respectively, at November 30, 2007.

Fair Value of Derivatives and Other Contractual Agreements

	February 29, 2008		November 30, 2007
In millions	Assets	Liabilities	Assets	Liabilities
Over-the-Counter: (1)
Interest rate, currency and credit default swaps and options	$ 31,082	$ 15,248	$ 22,028	$ 10,915
Foreign exchange forward contracts and options	3,087	3,679	2,479	2,888
Other fixed income securities contracts (including TBAs and forwards)	11,856	7,827	8,450	6,024
Equity contracts (including equity swaps, warrants and options)	6,330	9,309	8,357	9,279
Exchange Traded:
Equity contracts (including equity swaps, warrants and options)	3,257	1,744	3,281	2,515
	$ 55,612	$ 37,807	$ 44,595	$ 31,621

(1)              The Company’s net credit exposure for OTC contracts is $45.7 billion and $34.6 billion at February 29, 2008 and November 30, 2007, respectively, representing the fair value of OTC contracts in a net receivable position, after consideration of collateral.

At February 29, 2008, commodity derivative assets and liabilities were $2.9 billion and $2.7 billion, respectively. At November 30, 2007, commodity derivative assets and liabilities were both approximately $1.5 billion.

Concentrations of Credit Risk

A substantial portion of securities transactions are collateralized and are executed with, and on behalf of, financial institutions, which includes other brokers and dealers, commercial banks and institutional clients. The Company’s exposure to credit risk associated with the non-performance of these clients and counterparties in fulfilling their contractual obligations with respect to various types of transactions can be directly affected by volatile or illiquid trading markets, which may impair the ability of clients and counterparties to satisfy their obligations to the Company.

Financial instruments and other inventory positions owned include U.S. government and agency securities, and securities

LEHMAN BROTHERS HOLDINGS INC.

Notes to Consolidated Financial Statements

(Unaudited)

issued by non-U.S. governments, which in the aggregate represented 6% of total assets at both February 29, 2008 and November 30, 2007. In addition, collateral held for resale agreements represented approximately 27% and 24% of total assets at February 29, 2008 and November 30, 2007, respectively, and primarily consisted of securities issued by the U.S. government, federal agencies or non-U.S. governments. The Company’s most significant industry concentration is financial institutions, which includes other brokers and dealers, commercial banks and institutional clients. This concentration arises in the normal course of business.

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

Assets and liabilities recorded at fair value in the Consolidated Statement of Financial Condition are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, defined by SFAS 157 and directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:

Level 1 — Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

The types of assets and liabilities carried at Level 1 fair value generally are G-7 government and agency securities, equities listed in active markets, investments in publicly traded mutual funds with quoted market prices and listed derivatives.

Level 2 — Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.

Fair valued assets and liabilities that are generally included in this category are non-G-7 government securities, municipal bonds, certain hybrid financial instruments, certain mortgage and asset backed securities, certain corporate debt, certain commitments and guarantees, certain private equity investments and certain derivatives.

Level 3 — Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

Generally, assets and liabilities carried at fair value and included in this category are certain mortgage and asset-backed securities, certain corporate debt, certain private equity investments, certain municipal bonds, certain commitments and guarantees and certain derivatives.

LEHMAN BROTHERS HOLDINGS INC.

Notes to Consolidated Financial Statements

(Unaudited)

Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations.

	Assets at Fair Value as of February 29, 2008
In millions	Level 1	Level 2	Level 3	Total
Mortgage and asset-backed securities(1)	$270	$60,527	$23,812	$84,609
Government and agencies	19,674	24,900	—	44,574
Corporate debt and other	336	55,164	4,250	59,750
Corporate equities	34,787	11,956	9,375	56,118
Commercial paper and other money market instruments	3,433	—	—	3,433
Derivative assets(2)	3,257	47,284	5,071	55,612
	$61,757	$199,831	$42,508	$304,096

	Assets at Fair Value as of November 30, 2007
In millions	Level 1	Level 2	Level 3	Total
Mortgage and asset-backed securities(1)	$240	$63,914	$24,952	$89,106
Government and agencies	25,393	15,499	—	40,892
Corporate debt and other	324	50,692	3,082	54,098
Corporate equities	39,336	10,812	8,373	58,521
Commercial paper and other money market instruments	4,000	—	—	4,000
Derivative assets(2)	3,281	35,742	5,572	44,595
	$72,574	$176,659	$41,979	$291,212

(1)    Includes loans transferred to securitization vehicles where such transfers were accounted for as secured financings rather than sales. The securitization vehicles issued securities that were distributed to investors. The Company does not consider itself to have economic exposure to the underlying assets in those securitization vehicles beyond the Company’s retained interests. The loans are reflected as an asset within Mortgages and asset-backed positions and the proceeds received from the transfer are reflected as a liability within Other secured borrowings. These loans are classified as Level 2 assets.

(2)    Derivative assets are presented on a net basis by level. Inter- and intra-level cash collateral, cross-product and counterparty netting at February 29, 2008 and November 30, 2007 was approximately $56.5 billion and $38.8 billion, respectively.

	Liabilities at Fair Value as of February 29, 2008
In millions	Level 1	Level 2	Level 3	Total
Mortgage and asset-backed securities	$—	$552	$—	$552
Government and agencies	103,999	4,760	—	108,759
Corporate debt and other	—	8,738	—	8,738
Corporate equities	40,450	585	—	41,035
Commercial paper and other money market instruments	12	—	—	12
Derivative liabilities(1)	1,744	33,760	2,303	37,807
	$146,205	$48,395	$2,303	$196,903

	Liabilities at Fair Value as of November 30, 2007
In millions	Level 1	Level 2	Level 3	Total
Mortgage and asset-backed securities	$—	$332	$—	$332
Government and agencies	67,484	4,329	—	71,813
Corporate debt and other	22	6,737	—	6,759
Corporate equities	39,080	—	—	39,080
Commercial paper and other money market instruments	12	—	—	12
Derivative liabilities(1)	2,515	26,011	3,095	31,621
	$109,113	$37,409	$3,095	$149,617

(1)    Derivative liabilities are presented on a net basis by level. Inter- and intra-level cash collateral, cross-product and counterparty netting at February 29, 2008 and November 30, 2007 was approximately $47.6 billion and $36.6 billion, respectively.

Level 3 Gains and Losses

The tables presented below summarizes the change in balance sheet carrying values associated with Level 3 Financial instruments for the three months ended February 29, 2008 and the twelve months ended November 30, 2007. Caution should be utilized when evaluating reported net revenues for Level 3 Financial instruments. The values presented exclude

LEHMAN BROTHERS HOLDINGS INC.

Notes to Consolidated Financial Statements

(Unaudited)

economic hedging activities that may be transacted in instruments categorized within other fair value hierarchy levels. Actual net revenues associated with Level 3 Financial instruments inclusive of hedging activities could differ materially.

	Mortgage and asset-	Corporate	Corporate
In millions	backed securities	debt and other	equities	Net derivatives	Total
Balance at December 1, 2007	$24,952	$3,082	$8,373	$2,477	$38,884
Net Payments, Purchases and Sales	46	524	360	73	1,003
Net Transfers In/(Out)	(519)	655	(80)	34	90
Gains/(Losses)(1)
Realized	83	24	27	(20)	114
Unrealized	(750)	(35)	695	204	114
Balance at February 29, 2008	$23,812	$4,250	$9,375	$2,768	$40,205

	Mortgage and asset-	Corporate	Corporate
In millions	backed securities	debt and other	equities	Net derivatives	Total
Balance at December 1, 2006	$8,575	$1,924	$2,427	$686	$13,612
Net Payments, Purchases and Sales	2,349	428	210	283	3,270
Net Transfers In/(Out)	137	—	—	—	137
Gains/(Losses)(1)
Realized	176	19	21	7	223
Unrealized	(80)	13	13	158	104
Balance at February 28, 2007	11,157	2,384	2,671	1,134	17,346
Net Payments, Purchases and Sales	1,671	50	977	(6)	2,692
Net Transfers In/(Out)	(123)	95	375	39	386
Gains/(Losses) (1)
Realized	274	31	5	48	358
Unrealized	(131)	(11)	135	65	58
Balance at May 31, 2007	12,848	2,549	4,163	1,280	20,840
Net Payments, Purchases and Sales	1,575	(299)	545	(59)	1,762
Net Transfers In/(Out)	9,856	(144)	232	(160)	9,784
Gains/(Losses) (1)
Realized	210	7	37	(4)	250
Unrealized	(825)	19	62	543	(201)
Balance at August 31, 2007	23,664	2,132	5,039	1,600	32,435
Net Payments, Purchases and Sales	1,213	292	2,939	157	4,601
Net Transfers In/(Out)	1,480	615	103	31	2,229
Gains/(Losses) (1)
Realized	255	47	227	(166)	363
Unrealized	(1,660)	(4)	65	855	(744)
Balance at November 30, 2007	$24,952	$3,082	$8,373	$2,477	$38,884

(1)    Realized or unrealized gains/(losses) from changes in values of Level 3 Financial instruments represent gains/(losses) from changes in values of those Financial instruments only for the period(s) in which the instruments were classified as Level 3.

Net revenues (both realized and unrealized) for Level 3 Financial instruments are a component of Principal transactions in the Consolidated Statement of Income. Net realized gains associated with Level 3 Financial instruments were approximately $0.1 billion and $0.2 billion for the quarters ended February 29, 2008 and February 28, 2007, respectively. The net unrealized loss on Level 3 non-derivative Financial instruments was approximately $90 million and $54 million for the quarters ended February 29, 2008 and February 28, 2007, respectively, primarily consisting of unrealized losses from mortgage and asset-backed securities. The net unrealized gain on Level 3 derivative Financial instruments was approximately $204 million and $158 million for the quarters ended February 29, 2008 and February 28, 2007, respectively, primarily consisting of unrealized gains from credit and interest rate-related derivative positions. Level 3 Financial instruments may be economically hedged with financial instruments not classified as Level 3; therefore, gains or losses associated with Level 3 Financial instruments may be offset by gains or losses associated with financial instruments classified in other levels of the fair value hierarchy.

Fair Value Option

SFAS 159 permits certain financial assets and liabilities to be measured at fair value, using an instrument-by-instrument election. Changes in the fair value of the financial assets and liabilities for which the fair value option was made are reflected in Principal transactions in the Consolidated Statement of Income. As indicated above in the fair value hierarchy tables and further discussed in Note 1, “Summary of Significant Accounting Policies, Accounting and Regulatory Developments—SFAS 159,” the Company elected to account for the following financial assets and liabilities at fair value:

LEHMAN BROTHERS HOLDINGS INC.

Notes to Consolidated Financial Statements

(Unaudited)

Certain hybrid financial instruments. These instruments are primarily structured notes that are risk managed on a fair value basis and within the Company’s Capital Market activities and for which hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, had been complex to maintain. Changes in the fair value of these liabilities, excluding any Interest income or Interest expense, are reflected in Principal transactions in the Consolidated Statement of Income. The Company calculates the impact of its own credit spread on hybrid financial instruments carried at fair value by discounting future cash flows at a rate which incorporates observable changes in its credit spread. At February 29, 2008, the estimated changes in the fair value attributable to the observable impact from instrument-specific credit risk was a gain of approximately $0.6 billion, attributable to the widening of the Company’s credit spreads during the period. The change in fair value attributable to the observable impact from instrument-specific credit risk was not material to the results of operations at February 28, 2007. As of February 29, 2008 and November 30, 2007, the aggregate principal amount of hybrid financial instruments classified as short-term borrowings and measured at fair value exceeded the fair value by approximately $510 million and $152 million, respectively. Additionally, and as of February 29, 2008 and November 30, 2007, the aggregate principal amount of hybrid financial instruments classified as long-term borrowings and measured at fair value exceeded the fair value by approximately $3.9 billion and $2.1 billion, respectively.

Other secured borrowings. Certain liabilities recorded as Other secured borrowings include the proceeds received from transferring loans to securitization vehicles where such transfers were accounted for as secured financings rather than sales under SFAS 140. The transferred loans are reflected as an asset within Mortgages and asset-backed positions and also accounted for at fair value and categorized as Level 2 in the fair value hierarchy. The Company considers itself to have economic exposure only to the securities retained from those securitization vehicles; the Company does not consider itself to have economic exposure to the underlying assets in those securitization vehicles. The change in fair value attributable to the observable impact from instrument-specific credit risk was not material to the results of operations.

Deposit liabilities at banks. The Company elects to account for certain deposits at the Company’s U.S. banking subsidiaries at fair value. The change in fair value attributable to the observable impact from instrument-specific credit risk was not material to the results of operations. As of February 29, 2008 and November 30, 2007, the difference between the fair value and the aggregate principal amount of deposit liabilities at banks carried at fair value was not material.

LEHMAN BROTHERS HOLDINGS INC.

Notes to Consolidated Financial Statements

(Unaudited)

Liabilities for which the fair value option was elected are categorized in the table below based upon the lowest level of significant input to the valuations.

	At Fair Value as of February 29, 2008
In millions	Level 1	Level 2	Level 3	Total
Certain hybrid financial instruments:
Short-term borrowings	—	$10,660	—	$10,660
Long-term borrowings	—	$26,593	—	$26,593
Other secured borrowings	—	$8,605	—	$8,605
Deposit liabilities at banks	—	$12,421	—	$12,421

	At Fair Value as of November 30, 2007
In millions	Level 1	Level 2	Level 3	Total
Certain hybrid financial instruments:
Short-term borrowings	—	$9,035	—	$9,035
Long-term borrowings	—	$27,204	—	$27,204
Other secured borrowings	—	$9,149	—	$9,149
Deposit liabilities at banks	—	$15,986	—	$15,986

Note 5 Securities Received and Pledged as Collateral

The Company enters into secured borrowing and lending transactions to finance inventory positions, obtain securities for settlement and meet clients’ needs. The Company receives collateral in connection with resale agreements, securities borrowed transactions, borrow/pledge transactions, client margin loans and derivative transactions. The Company generally is permitted to sell or repledge these securities held as collateral and use them to secure repurchase agreements, enter into securities lending transactions or deliver to counterparties to cover short positions.

At February 29, 2008 and November 30, 2007, the fair value of securities received as collateral that the Company was permitted to sell or repledge was approximately $929 billion and $798 billion, respectively. The fair value of securities received as collateral that the Company sold or repledged was approximately $852 billion and $725 billion at February 29, 2008 and November 30, 2007, respectively.

The Company also pledges its own assets, primarily to collateralize certain financing arrangements. These pledged securities, where the counterparty has the right by contract or custom to sell or repledge the financial instruments, were approximately $59 billion and $63 billion at February 29, 2008 and November 30, 2007, respectively. The carrying value of Financial instruments and other inventory positions owned that have been pledged or otherwise encumbered to counterparties where those counterparties do not have the right to sell or repledge, was approximately $96 billion and $87 billion at February 29, 2008 and November 30, 2007, respectively.

Note 6 Securitizations and Special Purpose Entities

Generally, residential and commercial mortgages, home equity loans, municipal and corporate bonds, and lease and trade receivables are financial assets that the Company securitizes through SPEs. The Company may continue to hold an interest in the financial assets securitized in the form of the securities created in the transaction, including residual interests (“interests in securitizations”) established to facilitate the securitization transaction. Interests in securitizations are presented within Financial instruments and other inventory positions owned (primarily in mortgages and asset-backed securities and government and agencies) in the Consolidated Statement of Financial Condition. For additional information regarding the accounting for securitization transactions, see Note 1, “Summary of Significant Accounting Policies—Consolidation Policies,” to the Consolidated Financial Statements.

LEHMAN BROTHERS HOLDINGS INC.

Notes to Consolidated Financial Statements

(Unaudited)

For the quarters ended February 29, 2008 and February 28, 2007, the following financial assets were securitized:

	Quarter ended
In millions	February 29, 2008	February 28, 2007
Residential mortgages	$6,868	$22,581
Commercial mortgages	—	2,829
Municipal and other asset-backed financial instruments	3,123	1,008
Total	$9,991	$26,418

At February 29, 2008 and November 30, 2007, the Company had approximately $1.5 billion and $1.6 billion, respectively, of non-investment grade interests from securitization activities.

The table below presents: the fair value of interests in securitizations at February 29, 2008 and November 30, 2007; model assumptions of market factors, sensitivity of valuation models to adverse changes in the assumptions, as well as cash flows received on such interests in the securitizations. The sensitivity analyses presented below are hypothetical and should be used with caution since the stresses are performed without considering the effect of hedges, which serve to reduce the Company’s actual risk. The Company mitigates the risks associated with the below interests in securitizations through various risk management dynamic hedging strategies. These results are calculated by stressing a particular economic assumption independent of changes in any other assumption (as required by U.S. GAAP). In reality, changes in one factor often result in changes in another factor which may counteract or magnify the effect of the changes outlined in the table below. Changes in the fair value based on a 10% or 20% variation in an assumption should not be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear.

Securitization Activity

	February 29, 2008			November 30, 2007
	Residential Mortgages			Residential Mortgages
		Non-			Non-
	Investment	Investment		Investment	Investment
Dollars in millions	Grade(1)	Grade	Other(2)	Grade(1)	Grade	Other(2)
Interests in securitizations (in billions)	$8.1	$1.4	$1.9	$7.1	$1.6	$2.6

Weighted-average life (years)	8	5	5	9	4	6

Average constant prepayment rate	12.5%	15.4%	—	12.4%	17.0%	—

Effect of 10% adverse change	$84	$20	$—	$55	$8	$—
Effect of 20% adverse change	$175	$33	$—	$111	$10	$—
Weighted-average credit loss assumption	0.6%	3.3%	1.0%	0.5%	2.4%	0.7%
Effect of 10% adverse change	$59	$43	$52	$107	$104	$6
Effect of 20% adverse change	$126	$78	$104	$197	$201	$12

Weighted-average discount rate	10.7%	18.2%	7.8%	7.7%	19.4%	7.3%
Effect of 10% adverse change	$318	$33	$232	$245	$53	$84
Effect of 20% adverse change	$608	$66	$461	$489	$102	$166

(1)	The amount of investment-grade interests in securitizations related to agency collateralized mortgage obligations was approximately $2.5 billion at both February 29, 2008 and November 30, 2007.
(2)

At February 29, 2008, other interests in securitizations included approximately $1.8 billion of investment grade commercial mortgages, approximately $42 million of non-investment grade commercial mortgages and the remainder relates to municipal products. At November 30, 2007, other interests in securitizations included approximately $2.4 billion of investment grade commercial mortgages, approximately $26 million of non-investment grade commercial mortgages and the remainder relates to municipal products.

LEHMAN BROTHERS HOLDINGS INC.

Notes to Consolidated Financial Statements

(Unaudited)

Cash flows received on interests in securitizations

	Quarter Ended February 29, 2008			Year Ended November 30, 2007
	Residential Mortgages			Residential Mortgages
		Non-			Non-
	Investment	Investment		Investment	Investment
In millions	Grade	Grade	Other	Grade	Grade	Other
	$282	$234	$ 43	$898	$633	$ 130

Mortgage servicing rights. Mortgage servicing rights (“MSRs”) represent the right to future cash flows based upon contractual servicing fees for mortgage loans and mortgage-backed securities. MSRs generally arise from the securitization of residential mortgage loans that the Company originates. MSRs are presented within Financial instruments and other inventory positions owned on the Consolidated Statement of Financial Condition. At February 29, 2008 and November 30, 2007, the Company had MSRs of approximately $1.6 billion and $1.2 billion, respectively. MSRs activities for the quarter ended February 29, 2008 and the year ended November 30, 2007 are as follows:

In millions	February 29, 2008	November 30, 2007
Balance, beginning of period	$ 1,183	$829
Additions, net	94	368
Changes in fair value:
Paydowns/servicing fees	(31)	(209)
Resulting from changes in valuation assumptions	364	195
Balance, end of period	$ 1,610	$1,183

The determination of MSRs fair value is based upon a discounted cash flow valuation model. Cash flow and prepayment assumptions used in the discounted cash flow model are: based on empirical data drawn from the historical performance of MSRs; consistent with assumptions used by market participants valuing similar MSRs; and from data obtained on the performance of similar MSRs. These variables can, and generally will, vary from quarter to quarter as market conditions and projected interest rates change. For that reason, risk related to MSRs directly correlates to changes in prepayment speeds and discount rates. The Company mitigates this risk by entering into hedging transactions.

The following table shows the main assumptions used to determine the fair value of MSRs at February 29, 2008 and November 30, 2007, the sensitivity of MSRs’ fair value measurements to changes in these assumptions, and cash flows received on contractual servicing:

Dollars in millions	February 29, 2008	November 30, 2007
Weighted-average prepayment speed (CPR)	15.5%	24.5%
Effect of 10% adverse change	$93	$102
Effect of 20% adverse change	$177	$190
Discount rate	11.1%	6.5%
Effect of 10% adverse change	$55	$20
Effect of 20% adverse change	$107	$39

Cash flows received on contractual servicing	$86	$276

The above sensitivity analysis is hypothetical and should be used with caution since the stresses are performed without considering the effect of hedges, which serve to reduce the Company’s actual risk. These results are calculated by stressing a particular economic assumption independent of changes in any other assumption (as required by U.S. GAAP). In reality, changes in one factor often result in changes in another factor which may counteract or magnify the effect of the changes outlined in the above table. Changes in the fair value based on a 10% or 20% variation in an assumption should not be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear.

Non-QSPE activities. The Company has transactional activity with SPEs that do not meet the QSPE criteria because their permitted activities are not limited sufficiently or the assets are non-qualifying financial instruments (e.g., real estate). These SPEs issue credit-linked notes, invest in real estate or are established for other structured financing transactions designed to meet clients’ investing or financing needs.

LEHMAN BROTHERS HOLDINGS INC.

Notes to Consolidated Financial Statements

(Unaudited)

A collateralized debt obligation (“CDO”) transaction involves the purchase by an SPE of a diversified portfolio of securities and/or loans that are then managed by an independent asset manager. Interests in the SPE (debt and equity) are sold to third-party investors. The Company’s primary role in a CDO is to act as structuring and placement agent, warehouse provider, underwriter and market maker in the related CDO securities. In a typical CDO, at the direction of a third party asset manager, the Company will temporarily warehouse securities or loans on the Company’s balance sheet pending the sale to the SPE once the permanent financing is completed. At February 29, 2008 and November 30, 2007, the Company owned approximately $626.8 million and $581.2 million of equity securities in CDOs, respectively. Because the Company’s investments do not represent a majority of the CDOs’ equity, the Company is not exposed to the majority of the CDOs’ expected losses. Accordingly, the Company is not the primary beneficiary of the CDOs and therefore the Company does not consolidate them.

As a dealer in credit default swaps, the Company makes a market in buying and selling credit protection on single issuers as well as on portfolios of credit exposures. The Company mitigates credit risk, in part, by purchasing default protection through credit default swaps with SPEs. The Company pays a premium to the SPEs for assuming credit risk under the credit default swap. In these transactions, SPEs issue credit-linked notes to investors and use the proceeds to invest in high quality collateral. The Company’s maximum potential loss associated with involvement with such credit-linked note transactions is measured by the fair value of credit default swaps with such SPEs. At February 29, 2008 and November 30, 2007, respectively, the fair values of these credit default swaps were $3.2 billion and $3.9 billion. The underlying investment grade collateral held by SPEs where the Company is the first-lien holder was $16.1 billion and $15.7 billion at February 29, 2008 and November 30, 2007, respectively.

Because the investors assume default risk associated with both the reference portfolio and the SPEs’ assets, the Company’s expected loss calculations generally demonstrate the investors in the SPEs bear a majority of the entity’s expected losses. Accordingly, the Company generally is not the primary beneficiary and therefore do not consolidate these SPEs. In instances where the Company is the primary beneficiary of the SPEs, the Company consolidates the SPEs. At February 29, 2008 and November 30, 2007, the Company consolidated approximately $184 million and $180 million of these SPEs, respectively. The assets associated with these consolidated SPEs are presented as a component of Financial instruments and other inventory positions owned, and the liabilities are presented as a component of Other secured borrowings.

The Company also invests in real estate directly through consolidated subsidiaries and through VIEs. The Company consolidates investments in real estate VIEs when the Company is the primary beneficiary. The Company records the assets of these consolidated real estate VIEs as a component of Financial instruments and other inventory positions owned, and the liabilities are presented as a component of Other secured borrowings. At February 29, 2008 and November 30, 2007, the Company consolidated approximately $9.3 billion and $9.8 billion, respectively, of real estate-related investments. After giving effect to non-recourse financing, the Company’s net investment position in these consolidated real estate VIEs was $6.0 billion at both February 29, 2008 and November 30, 2007.

The following table summarizes non-QSPE activities at February 29, 2008 and November 30, 2007:

In millions	February 29, 2008	November 30, 2007
Credit default swaps with SPEs	$ 3,213	$ 3,859
Value of underlying investment-grade collateral	16,127	15,744
Value of assets consolidated	184	180

Consolidated real estate VIEs	9,252	9,786
Net investment	6,032	6,012

In addition to the above, the Company enters into other transactions with SPEs designed to meet clients’ investment and/or funding needs. For further discussion of SPE-related and other commitments, see Note 8, “Commitments, Contingencies and Guarantees,” to the Consolidated Financial Statements.

LEHMAN BROTHERS HOLDINGS INC.

Notes to Consolidated Financial Statements

(Unaudited)

Note 7 Borrowings and Deposit Liabilities

Borrowings and deposit liabilities at banks at February 29, 2008 and November 30, 2007 consisted of the following:

In millions	February 29, 2008	November 30, 2007
Short-term borrowings
Unsecured
Current portion of long-term borrowings	$18,510	$16,801
Commercial paper	7,751	3,101
Other(1)	7,753	7,645
Secured	510	519
Total	$34,524	$28,066
Amount carried at fair value(2)	$10,660	$9,035

Deposit liabilities at banks
Time deposits
At U.S. banks	$12,591	$16,189
At non-U.S. banks	14,052	10,974
Savings deposits
At U.S. banks	1,824	1,556
At non-U.S. banks	362	644
Total	$28,829	$29,363
Amount carried at fair value(2)	$12,421	$15,986

Long-term borrowings
Senior notes	$112,128	$108,914
Subordinated notes	11,181	9,259
Junior subordinated notes	4,976	4,977
Total	$128,285	$123,150
Amount carried at fair value(2)	$26,593	$27,204

(1)              Principally certain hybrid financial instruments with maturities of less than one year and zero-strike warrants.

(2)              Certain borrowings and deposit liabilities at banks are carried at fair value in accordance with SFAS 159. For additional information, see Note 1, “Summary of Significant Accounting Polices,” and Note 4, “Fair Value of Financial Instruments,” to the Consolidated Financial Statements.

Junior subordinated notes are notes issued to trusts or limited partnerships (collectively, the “Trusts”). The Trusts were formed for the purposes of (i) issuing securities representing ownership interests in the assets of the Trusts; (ii) investing the proceeds of the Trusts in junior subordinated notes of Holdings; and (iii) engaging in activities necessary and incidental thereto. Junior subordinated notes qualify as regulatory capital for purposes of regulatory reporting as a CSE and by leading rating agencies.

Credit Facilities

The Company uses both committed and uncommitted bilateral and syndicated long-term bank facilities to complement long-term debt issuances. In particular, the Company maintains a $2.0 billion unsecured, committed revolving credit agreement with a syndicate of banks. In March 2008, the Company amended and restated this credit facility for three years to February 2011. In addition, the Company maintains a $2.5 billion multi-currency unsecured, committed revolving credit facility (“European Facility”) with a syndicate of banks for Lehman Brothers Bankhaus AG (“Bankhaus”) and Lehman Brothers Treasury Co. B.V. which expires in April 2010. The ability to borrow under such facilities is conditioned on complying with customary lending conditions and covenants. The Company has maintained compliance with the material covenants under these credit agreements at all times. The Company draws on both of these facilities from time to time in the normal course of conducting business. As of February 29, 2008, there were no outstanding borrowings against either Holdings’ credit facility or the European Facility.

LEHMAN BROTHERS HOLDINGS INC.

Notes to Consolidated Financial Statements

(Unaudited)

Note 8 Commitments, Contingencies and Guarantees

In the normal course of business, the Company enters into various commitments and guarantees, including lending commitments to high grade and high yield borrowers, private equity investment commitments, liquidity commitments and other guarantees.

Lending-Related Commitments

The following table summarizes the contractual amounts of lending-related commitments at February 29, 2008 and November 30, 2007:

	Expiration per Period at February 29, 2008					Total Contractual Amount
In millions	2008	2009	2010- 2011	2012- 2013	Later	Feb 29, 2008	Nov 30, 2007
Lending commitments
High grade	$4,232	$3,587	$6,642	$11,381	$388	$26,230	$23,986
High yield	2,504	1,598	1,724	4,785	1,879	12,490	14,420
Contingent acquisition facilities
High grade	7,201	—	—	—	—	7,201	10,230
High yield	3,654	—	—	—	—	3,654	9,749
Mortgage commitments	1,676	536	1,383	266	9	3,870	7,449
Secured lending transactions	113,042	1,594	1,181	420	489	116,726	124,565

The Company uses various hedging and funding strategies to actively manage its market, credit and liquidity exposures on these commitments. The Company does not believe total commitments necessarily are indicative of actual risk or funding requirements because the commitments may not be drawn or fully used and such amounts are reported before consideration of hedges.

Lending commitments. Through the Company’s high grade (investment grade) and high yield (non-investment grade) sales, trading and underwriting activities, commitments are made to extend credit in loan syndication transactions. These commitments and any related drawdowns of these facilities typically have fixed maturity dates and are contingent on certain representations, warranties and contractual conditions applicable to the borrower. High yield exposures are defined as securities of or loans to companies rated BB+ or lower or equivalent ratings by recognized credit rating agencies, as well as non-rated securities or loans that, in management’s opinion, are non-investment grade.

The Company had commitments to high grade borrowers at February 29, 2008 and November 30, 2007 of $26.2 billion (net credit exposure of $15.4 billion, after consideration of hedges) and $24.0 billion (net credit exposure of $12.2 billion, after consideration of hedges), respectively. The Company had commitments to high yield borrowers of $12.5 billion (net credit exposure of $11.4 billion, after consideration of hedges) and $14.4 billion (net credit exposure of $13.1 billion, after consideration of hedges) at February 29, 2008 and November 30, 2007, respectively.

Contingent acquisition facilities. The Company provides contingent commitments to investment and non-investment grade counterparties related to acquisition financing. The Company does not believe contingent acquisition commitments are necessarily indicative of actual risk or funding requirements as funding is dependent upon both a proposed transaction being completed and the acquiror fully utilizing the commitment. Typically, these commitments are made to a potential acquiror in a proposed acquisition, which may or may not be completed depending on whether the potential acquiror to whom the commitment was made is successful. A contingent borrower’s ability to draw on the commitment is typically subject to there being no material adverse change in the borrower’s financial condition, among other factors, and the commitments also generally contain certain flexible pricing features to adjust for changing market conditions prior to closing. In addition, acquirors generally utilize multiple financing sources, including other investment and commercial banks, as well as accessing the general capital markets for completing transactions. Therefore, contingent acquisition commitments are generally greater than the amounts the Company ultimately expects to fund. Further, past practice, consistent with the Company’s credit facilitation framework, has been to syndicate acquisition financings to investors. The ultimate timing, amount and pricing of syndication, however, is influenced by market conditions that may not necessarily be consistent with those at the time the commitment was entered. The Company provided contingent commitments to high grade counterparties related to acquisition financing of approximately $7.2 billion and $10.2 billion at February 29, 2008 and November 30, 2007, respectively, and to high yield counterparties related to acquisition financing of approximately $3.7 billion and $9.8 billion at February 29, 2008 and November 30, 2007, respectively.

LEHMAN BROTHERS HOLDINGS INC.

Notes to Consolidated Financial Statements

(Unaudited)

Mortgage commitments. Through the Company’s mortgage origination platforms, commitments are made to extend mortgage loans. At February 29, 2008 and November 30, 2007, outstanding mortgage commitments were approximately $3.9 billion and $7.4 billion, respectively. These commitments included $0.9 billion and $3.0 billion of residential mortgages and $3.0 billion and $4.4 billion of commercial mortgages at February 29, 2008 and November 30, 2007, respectively. Typically, residential mortgage loan commitments require us to originate mortgage loans at the option of a borrower, generally within 90 days at fixed interest rates. Consistent with past practice, the Company’s intention is to sell residential mortgage loans, once originated, primarily through securitizations. The ability to sell or securitize mortgage loans, however, is dependent on market conditions.

Secured lending transactions. In connection with financing activities, the Company had outstanding commitments under certain collateralized lending arrangements of approximately $4.7 billion and $8.5 billion at February 29, 2008 and November 30, 2007, respectively. These commitments require borrowers to provide acceptable collateral, as defined in the agreements, when amounts are drawn under the lending facilities. Advances made under these lending arrangements typically are at variable interest rates and generally provide for over-collateralization. In addition, at February 29, 2008, the Company had commitments to enter into forward starting secured resale and repurchase agreements, primarily secured by government and government agency collateral, of $59.4 billion and $52.6 billion, respectively, compared to $70.8 billion and $45.3 billion, respectively, at November 30, 2007.

Other Commitments and Guarantees

The following table summarizes other commitments and guarantees at February 29, 2008 and November 30, 2007:

	Expiration per Period at February 29, 2008					Total Contractual Amount
In millions	2008	2009	2010- 2011	2012- 2013	Later	Feb 29, 2008	Nov 30, 2007
Derivative contracts(1)	$167,129	$69,272	$187,653	$220,005	$224,990	$869,049	$737,937
Municipal-securities-related commitments	1,387	1,985	195	119	3,812	7,498	6,902
Other commitments with variable interest entities	84	1,311	416	977	6,794	9,582	10,405
Standby letters of credit	1,704	354	2	—	—	2,060	1,690
Private equity and other principal investments	768	689	855	131	—	2,443	2,583

(1)

The Company believes the fair value of these derivative contracts is a more relevant measure of these obligations because the Company believes the notional amount overstates the expected payout. At February 29, 2008 and November 30, 2007, the fair value of these derivatives contracts approximated $45.9 billion and $36.8 billion, respectively.

Derivative contracts. Under FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”), derivative contracts are considered to be guarantees if such contracts require the Company to make payments to counterparties based on changes in an underlying instrument or index (e.g., security prices, interest rates, and currency rates) and include written credit default swaps, written put options, written foreign exchange and interest rate options. Derivative contracts are not considered guarantees if these contracts are cash settled and the Company cannot determine if the derivative counterparty held the contracts’ underlying instruments at inception. The Company has determined these conditions have been met for certain large financial institutions. Accordingly, when these conditions are met, the Company has not included these derivatives in the Company’s guarantee disclosures.

At February 29, 2008 and November 30, 2007, the maximum payout value of derivative contracts deemed to meet the FIN 45 definition of a guarantee was approximately $869.0 billion and $737.9 billion, respectively. For purposes of determining maximum payout, notional values are used; however, the Company believes the fair value of these contracts is a more relevant measure of these obligations because the notional amounts greatly overstate the expected payout. At February 29, 2008 and November 30, 2007, the fair value of such derivative contracts approximated $45.9 billion and $36.8 billion, respectively. In addition, all amounts included above are before consideration of hedging transactions. The Company substantially mitigates its risk on these contracts through hedges, using other derivative contracts and/or cash instruments. The Company manages the risk associated with derivative guarantees consistent with its global risk management policies.

Municipal-securities-related commitments. At February 29, 2008 and November 30, 2007, the Company had municipal-securities-related commitments of approximately $7.5 billion and $6.9 billion, respectively, which are principally comprised of liquidity commitments related to trust certificates backed by high grade municipal securities. The Company

LEHMAN BROTHERS HOLDINGS INC.

Notes to Consolidated Financial Statements

(Unaudited)

believes its liquidity commitments to these trusts involve a low level of risk because the obligations are supported by high grade securities and generally cease if the underlying assets are downgraded below investment grade or upon an issuer’s default.

Other commitments with VIEs. The Company makes certain liquidity commitments and guarantees to VIEs. The Company provides liquidity commitments of approximately $1.2 billion and $1.4 billion at February 29, 2008 and November 30, 2007, respectively, which represented its maximum exposure to loss, to commercial paper conduits in support of certain clients’ secured financing transactions. Actual risk to the Company is believed to be limited because these liquidity commitments are over-collateralized with investment grade collateral.

The Company provides limited downside protection guarantees to investors in certain VIEs by guaranteeing return of the VIEs’ investors’ initial principal investment. The Company’s maximum exposure to loss under such commitments was approximately $6.6 billion and $6.1 billion at February 29, 2008 and November 30, 2007, respectively. Actual risk is believed to be limited because the Company’s obligations are collateralized by the VIEs’ assets and contain significant constraints under which downside protection will be available (e.g., the VIE is required to liquidate assets in the event certain loss levels are triggered).

Additionally, the Company has entered into agreements that obligate it to purchase commercial paper from VIEs. The commercial paper is purchased by the Company and delivered to clients for purposes of funding a debt service reserve. The Company obtains guaranteed investment contracts underwritten by insurance companies on these agreements. The guaranteed investment contracts allow the Company to stop the agreements in the event of a default by the client upon delivery of the commercial paper. At February 29, 2008 and November 30, 2007, the Company was committed to purchase $1.6 billion and $1.3 billion, respectively.

The Company participates in an A-1/P-1-rated multi-seller conduit. This multi-seller issues secured liquidity notes to provide financing. The Company’s intention is to utilize this conduit for purposes of funding a portion of contingent acquisition commitments. At February 29, 2008 and November 30, 2007, the Company was contingently committed to provide $0.2 billion and $1.6 billion, respectively, of liquidity if the conduit is unable to remarket the secured liquidity notes upon their maturity, generally, one year after a failed remarketing event. At February 29, 2008, this conduit is consolidated in the Company’s results of operations.

Standby letters of credit. At February 29, 2008 and November 30, 2007, respectively, the Company had commitments under letters of credit issued by banks to counterparties for $2.1 billion and $1.7 billion. The Company is contingently liable for these letters of credit which are primarily used to provide collateral for securities and commodities borrowed and to satisfy margin deposits at option and commodity exchanges.

Private equity and other principal investments. At February 29, 2008 and November 30, 2007, the Company had private equity and other principal investment commitments of approximately $2.4 billion and $2.6 billion, respectively, representing commitments to private equity partnerships and other principal investment opportunities. It has been the Company’s past practice to distribute and syndicate certain of these commitments to its investing clients.

Other. In the normal course of business, the Company provides guarantees to securities clearinghouses and exchanges. These guarantees generally are required under the standard membership agreements, such that members are required to guarantee the performance of other members. To mitigate these performance risks, the exchanges and clearinghouses often require members to post collateral.

In connection with certain asset sales and securitization transactions, the Company often makes customary representations and warranties about the assets. Violations of these representations and warranties, such as early payment defaults by borrowers, may require us to repurchase loans previously sold, or indemnify the purchaser against any losses. To mitigate these risks, to the extent the assets being securitized may have been originated by third parties, the Company generally obtains equivalent representations and warranties from these third parties when the Company acquires the assets. The Company has established reserves which it believes to be adequate in connection with such representations and warranties.

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

Certain of the Company’s subsidiaries, as general partners, are contingently liable for the obligations of certain public and private limited partnerships. In the Company’s opinion, contingent liabilities, if any, for the obligations of such partnerships

LEHMAN BROTHERS HOLDINGS INC.

Notes to Consolidated Financial Statements

(Unaudited)

will not, in the aggregate, have a material adverse effect on the Consolidated Statement of Financial Condition or Consolidated Statement of Income.

In connection with certain acquisitions and strategic investments, the Company agreed to pay additional consideration contingent on the acquired entity meeting or exceeding specified income, revenue or other performance thresholds. These payments will be recorded as amounts become determinable. Had the determination dates been February 29, 2008 and November 30, 2007, the Company’s estimated obligations related to these contingent consideration arrangements would have been $468 million and $420 million, respectively.

Income Taxes

The Company is under continuous examination by the Internal Revenue Service (the “IRS”), and other tax authorities in major operating jurisdictions such as the U.K. and Japan, and in various states in which the Company has significant operations, such as New York. The Company regularly assesses the likelihood of additional assessments in each tax jurisdiction and the impact on the Consolidated Financial Statements. Tax reserves have been established, which the Company believes to be adequate with regards to the potential for additional exposure. Once established, reserves are adjusted only when additional information is obtained or an event requiring a change to the reserve occurs. Management believes the resolution of these uncertain tax positions will not have a material impact on the financial condition of the Company; however resolution could have an impact on the Company’s effective tax rate in any reporting period. For a further discussion of the Company’s income tax liability, see Note 10, “Income Taxes,” to the Consolidated Financial Statements.

Litigation

In the normal course of business the Company has been named as a defendant in a number of lawsuits and other legal and regulatory proceedings. Such proceedings include actions brought against the Company and others with respect to transactions in which the Company acted as an underwriter or financial advisor, actions arising out of the Company’s activities as a broker or dealer in securities and commodities and actions brought on behalf of various classes of claimants against many securities firms, including the Company. The Company provides for potential losses that may arise out of legal and regulatory proceedings to the extent such losses are probable and can be estimated. Although there can be no assurance as to the ultimate outcome, the Company generally has denied, or believes it has a meritorious defense and will deny, liability in all significant cases pending against it, and the Company intends to defend vigorously each such case. Based on information currently available, the Company believes the amount, or range, of reasonably possible losses in excess of established reserves not to be material to the Company’s Consolidated Financial Condition or Cash Flows. However, losses may be material to operating results for any particular future period, depending on the level of income for such period.

Note 9 Earnings per Common Share

Earnings per Common Share

	Quarter Ended
In millions, except per share data	Feb 29, 2008	Feb 28, 2007
Numerator:
Net income	$489	$1,146
Less: Preferred stock dividends	(24)	(17)
Numerator for basic earnings per share—net income applicable to common stock	$465	$1,129
Denominator:
Denominator for basic earnings per share—weighted-average common shares	551.5	540.9
Effect of dilutive securities:
Employee stock options	18.4	26.8
Restricted stock units	2.9	7.7
Dilutive potential common shares	21.3	34.5
Denominator for diluted earnings per share—weighted-average common and dilutive potential common shares (1)	572.8	575.4
Basic earnings per common share	$ 0.84	$ 2.09
Diluted earnings per common share	$ 0.81	$ 1.96

(1)	Anti-dilutive options and restricted stock units excluded from the calculations of diluted earnings per share	35.5	0.8

LEHMAN BROTHERS HOLDINGS INC.

Notes to Consolidated Financial Statements

(Unaudited)

In February 2008, the Company issued 759,000 shares of the Company’s 7.95% Non-Cumulative Perpetual Preferred Stock, Series J with an aggregate liquidation preference of approximately $1.9 billion. In March 2008, the Company issued $4.0 billion aggregate liquidation preference of 7.25% Non-Cumulative Perpetual Convertible Preferred Stock, Series P (“Convertible Preferred”). Each share of Convertible Preferred is convertible into 20.0509 shares of Holdings’ common stock, subject to adjustment. Each share of Convertible Preferred may be converted at any time at the option of the holder. On or after April 1, 2013, the Convertible Preferred may be converted at the option of the Company into shares of Holdings’ common stock at the then applicable conversion rate if, for 20 trading days during any period of 30 consecutive trading days, the closing price of its common stock exceeds 130% of the then applicable conversion price of the Convertible Preferred.

Note 10 Income Taxes

The Company adopted FIN 48 on December 1, 2007 and recognized a decrease to opening retained earnings of approximately $178 million. Of this amount approximately $137 million was reflected as an increase to the liability for unrecognized tax benefits and $41 million was reflected as an increase to the associated interest and penalty accrual.

As of December 1, 2007, the total amount of liability for unrecognized tax benefits was approximately $1.3 billion. Of this amount, approximately $1.0 billion (net of federal benefit of state issues, creditability of foreign tax credits and competent authority relief) would favorably impact the effective tax rate if recognition of the uncertain tax positions occurred in the future. In addition to the unrecognized tax benefits, the Company has accrued interest and penalties in the Consolidated Financial Statements of approximately $0.3 billion. The Company classifies interest on unrecognized tax benefits as a component of interest expense, and accounts for penalties as a component of Provision for income taxes.

The Company operates in multiple taxing jurisdictions, both inside and outside the U.S., and faces audits from various tax authorities regarding many issues including but not limited to: transfer pricing, deductibility of certain expenses, creditability of foreign taxes, and other matters. The table below summarizes the major jurisdictions in which the Company operates and the earliest tax year in which the Company remains subject to examination:

Jurisdiction	Tax Year
U.S. (IRS)	2001
U.K.	2003
Japan	2003
Korea	2002
New York State and New York City	1996

As indicated above, the Company is currently under audit by the IRS in the U.S. and other tax authorities in major operating jurisdictions such as the U.K. and Japan, and in various states in which the Company has significant operations, such as New York. While it is reasonably possible that a significant change in the balance of unrecognized tax benefits may occur within twelve months of this Form 10-Q, quantification of an estimated range of the change cannot be made at this time due to the uncertainty of the potential outcome of outstanding issues.

The IRS is currently undertaking an examination of the Company that covers tax years 2001 through 2005. While the examination is ongoing, the Company believes it is adequately reserved for any issues that may arise from this examination. The IRS previously completed an examination of the Company’s tax years 1997 through 2000. Although most issues were settled on a basis acceptable to the Company, two issues remain unresolved and will carry into litigation with the IRS. Based on the strength of its positions, the Company has not reserved any part of these issues. The aggregate tax benefits previously recorded with regard to these two issues is approximately $185 million. The two issues from the 1997 through 2000 cycle which the Company plans to litigate also have an impact on the 2001 through 2005 tax years. The aggregate tax benefit previously recorded with regard to these two issues for the 2001 through 2005 tax years is approximately $500 million.

Note 11 Employee Benefit Plans

The Company maintains various pension and postretirement benefit plans. The components of the Company’s net periodic benefit expense for its pension and postretirement plans were as follows:

LEHMAN BROTHERS HOLDINGS INC.

Notes to Consolidated Financial Statements

(Unaudited)

	Pension Benefits				Other Postretirement
In millions	U.S.		Non–U.S.		Benefits
Quarter Ended February	2008	2007	2008	2007	2008	2007
Service cost	$12	$14	$2	$2	$—	$—
Interest cost	18	16	7	6	1	1
Expected return on plan assets	(22)	(21)	(11)	(9)	—	—
Amortization of net actuarial loss	3	7	1	2	—	—
Amortization of prior service cost	1	1	—	—	—	—
Net periodic cost	$12	$17	$(1)	$1	$1	$1

The Company expects to contribute $15 million to its various pension and postretirement benefit plans during the fiscal year ending 2008.

Note 12 Regulatory Requirements

For regulatory purposes, Holdings and its subsidiaries are referred to collectively as a CSE. CSEs are supervised and examined by the SEC, which requires minimum capital standards on a consolidated basis. At February 29, 2008, Holdings was in compliance with the CSE capital requirements and had allowable capital in excess of the minimum capital requirements on a consolidated basis.

In the United States, Lehman Brothers Inc. (“LBI”) and Neuberger Berman, LLC (“NB LLC”) are registered broker-dealers in the U.S. that are subject to SEC Rule 15c3-1 and Rule 1.17 of the Commodity Futures Trading Commission, which specify minimum net capital requirements for the registrants. LBI and NB LLC have consistently operated with net capital in excess of their respective regulatory capital requirements. LBI has elected to calculate its minimum net capital in accordance with Appendix E of the Net Capital Rule which establishes alternative net capital requirements for broker-dealers that are part of CSEs. In addition to meeting the alternative net capital requirements, LBI is required to maintain tentative net capital in excess of $1 billion and net capital in excess of $500 million. LBI is also required to notify the SEC in the event that its tentative net capital is less than $5 billion. As of February 29, 2008, LBI had net capital of approximately $3.3 billion, which exceeded the minimum net capital requirement by approximately $2.5 billion. As of February 29, 2008, NB LLC had net capital of approximately $204 million, which exceeded the minimum net capital requirement by approximately $199 million.

Lehman Brothers International (Europe) (“LB Europe”), a United Kingdom registered broker-dealer and subsidiary of Holdings, is subject to the capital requirements of the Financial Services Authority (“FSA”) in the United Kingdom. Financial resources, as defined, must exceed the total financial resources requirement of the FSA. At February 29, 2008, LB Europe’s financial resources of approximately $16.4 billion exceeded the minimum requirement by approximately $9.1 billion. Lehman Brothers Japan (“LB Japan”), a regulated broker-dealer, is subject to the capital requirements of the Financial Services Agency in Japan and the Bank of Japan. At February 29, 2008, LB Japan had net capital of approximately $1.4 billion, which was approximately $814 million in excess of Financial Services Agency in Japan’s required level and approximately $553 million in excess of Bank of Japan’s required level.

Lehman Brothers Bank, FSB (“LB Bank”), the Company’s thrift subsidiary, is regulated by the Office of Thrift Supervision. Lehman Brothers Commercial Bank (“LB Commercial Bank”), the Company’s Utah industrial bank subsidiary is regulated by the Utah Department of Financial Institutions and the Federal Deposit Insurance Corporation. LB Bank and LB Commercial Bank exceeded all regulatory capital requirements and are considered to be well capitalized as of February 29, 2008. Bankhaus is subject to the capital requirements of the Federal Financial Supervisory Authority of the German Federal Republic. At February 29, 2008, Bankhaus’ financial resources exceeded its minimum financial resources requirement.

Certain other subsidiaries are subject to various securities, commodities and banking regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. At February 29, 2008, these other subsidiaries were in compliance with their applicable local capital adequacy requirements.

In addition, the Company’s “AAA” rated derivatives subsidiaries, Lehman Brothers Financial Products Inc. (“LBFP”) and Lehman Brothers Derivative Products Inc. (“LBDP”), have established certain capital and operating restrictions that are reviewed by various rating agencies. At February 29, 2008, LBFP and LBDP each had capital that exceeded the requirements of the rating agencies.

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

Note 13 Condensed Consolidating Financial Statement Schedules

LBI, a wholly-owned subsidiary of Holdings, had approximately $0.5 billion of debt securities outstanding at February 29, 2008 that were issued in registered public offerings and were therefore subject to the reporting requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Holdings has fully and unconditionally guaranteed these outstanding debt securities of LBI (and any debt securities of LBI that may be issued in the future under these registration statements), which, together with the information presented in this Note 13, allows LBI to avail itself of an exemption provided by SEC rules from the requirement to file separate LBI reports under the Exchange Act. See Note 15 to the 2007 Consolidated Financial Statements included in Holdings’ Annual Report on Form 10-K for the fiscal year ended November 30, 2007 for a discussion of restrictions on the ability of Holdings to obtain funds from its subsidiaries by dividend or loan.

The following schedules set forth the Company’s condensed consolidating statements of income for the quarters ended February 29, 2008 and February 28, 2007, the Company’s condensed consolidating balance sheets at February 29, 2008 and November 30, 2007, and the Company’s condensed consolidating statements of cash flows for the quarters ended February 29, 2008 and February 28, 2007. In the following schedules, “Holdings” refers to the unconsolidated balances of Holdings, “LBI” refers to the unconsolidated balances of Lehman Brothers Inc. and “Other Subsidiaries” refers to the combined balances of all other subsidiaries of Holdings. “Eliminations” represents the adjustments necessary to (a) eliminate intercompany transactions and (b) eliminate investments in subsidiaries.

Condensed Consolidating Statement of Income

			Other
In millions	Holdings	LBI	Subsidiaries	Eliminations	Total
Quarter Ended February 29, 2008
Net revenues	$(900)	$(384)	$4,791	$—	$ 3,507
Equity in net income of subsidiaries	787	970	—	(1,757)	—
Total non-interest expenses	(279)	491	2,632	—	2,844
Income before taxes	166	95	2,159	(1,757)	663
Provision (benefit) for income taxes	(323)	(405)	902	—	174
Net income	$489	$500	$1,257	$(1,757)	$489

			Other
In millions	Holdings	LBI	Subsidiaries	Eliminations	Total
Quarter Ended February 28, 2007
Net revenues	$(457)	$ 1,282	$4,222	$—	$ 5,047
Equity in net income of subsidiaries	1,354	380	—	(1,734)	—
Total non-interest expenses	(41)	923	2,466	—	3,348
Income before taxes	938	739	1,756	(1,734)	1,699
Provision (benefit) for income taxes	(208)	109	652	—	553
Net income	$ 1,146	$630	$1,104	$(1,734)	$ 1,146

LEHMAN BROTHERS HOLDINGS INC.

Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Balance Sheet at February 29, 2008

			Other
In millions	Holdings	LBI	Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$879	$613	$7,513	$(1,441)	$7,564
Cash and securities segregated and on deposit for regulatory and other purposes	—	9,135	7,434	—	16,569
Financial instruments and other inventory positions owned	31,947	89,892	287,117	(82,298)	326,658
Collateralized agreements	90	223,083	145,719	(211)	368,681
Receivables and other assets	6,847	23,383	45,319	(8,986)	66,563
Due from subsidiaries	162,189	88,951	722,580	(973,720)	—
Equity in net assets of subsidiaries	25,381	1,785	78,098	(105,264)	—
Total assets	$227,333	$436,842	$1,293,780	$(1,171,920)	$786,035
Liabilities and stockholders’ equity
Short-term borrowings and current portion of long-term borrowings	$23,236	$467	$13,550	$(2,729)	$34,524
Financial instruments and other inventory positions sold but not yet purchased	858	61,615	209,645	(75,215)	196,903
Collateralized financing	7,674	118,014	154,079	(3,253)	276,514
Accrued liabilities and other payables	2,501	38,765	65,181	(10,299)	96,148
Due to subsidiaries	76,892	207,290	613,162	(897,344)	—
Deposit liabilities at banks	—	—	29,046	(217)	28,829
Long-term borrowings	91,340	5,836	108,708	(77,599)	128,285
Total liabilities	202,501	431,987	1,193,371	(1,066,656)	761,203
Total stockholders’ equity	24,832	4,855	100,409	(105,264)	24,832
Total liabilities and stockholders’ equity	$227,333	$436,842	$1,293,780	$(1,171,920)	$786,035

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

LEHMAN BROTHERS HOLDINGS INC.

Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Cash Flows for the Quarter Ended February 29, 2008

			Other
In millions	Holdings	LBI	Subsidiaries	Eliminations	Total
Cash Flows from Operating Activities
Net income	$489	$500	$1,257	$(1,757)	$489
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in income of subsidiaries	(787)	(970)	—	1,757	—
Depreciation and amortization	62	10	88	—	160
Non-cash compensation	424	—	—	—	424
Other adjustments	4	7	(50)	(2)	(41)
Net change in:
Cash and securities segregated and on deposit for regulatory and other purposes	12	(1,149)	(2,689)	—	(3,826)
Financial instruments and other inventory positions owned	3,942	(4,271)	(25,298)	12,853	(12,774)
Financial instruments and other inventory positions sold but not yet purchased	(2,162)	9,193	54,664	(14,038)	47,657
Collateralized agreements and collateralized financing, net	(1,867)	(46,482)	(2,638)	2,023	(48,964)
Other assets and payables, net	264	8,917	(2,286)	(658)	6,237
Due to/from affiliates, net	(11,982)	33,810	(19,014)	(2,814)	—
Net cash provided by (used in) operating activities	(11,601)	(435)	4,034	(2,636)	(10,638)

Cash Flows from Investing Activities
Dividends received/(paid)	500	600	(1,100)	—	—
Purchase of property, equipment and leasehold improvements, net	(128)	(8)	(103)	—	(239)
Business acquisitions, net of cash acquired	—	—	(82)	—	(82)
Capital contributions from/to subsidiaries, net	(286)	(28)	314	—	—
Net cash provided by (used in) investing activities	86	564	(971)	—	(321)

Cash Flows from Financing Activities
Derivative contracts with a financing element	—	—	(371)	—	(371)
Tax benefit from the issuance of stock-based awards	45	—	—	—	45
Issuance of short-term borrowings, net	4,960	(169)	223	(265)	4,749
Deposit liabilities at banks	—	—	(538)	4	(534)
Issuance of long-term borrowings	9,345	600	10,339	(2,044)	18,240
Principal payments of long-term borrowings, including the current portion of long-term borrowings	(5,313)	(303)	(11,408)	4,993	(12,031)
Issuance of common stock	2	—	—	—	2
Issuance of treasury stock	104	—	—	—	104
Purchase of treasury stock	(693)	—	—	—	(693)
Issuance of preferred stock, net of issuance costs	1,856	—	—	—	1,856
Dividends paid	(130)	—	—	—	(130)
Net cash provided by (used in) financing activities	10,176	128	(1,755)	2,688	11,237
Net change in cash and cash equivalents	(1,339)	257	1,308	52	278
Cash and cash equivalents, beginning of period	2,218	356	6,205	(1,493)	7,286
Cash and cash equivalents, end of period	$879	$613	$7,513	$(1,441)	$7,564

LEHMAN BROTHERS HOLDINGS INC.

Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Cash Flows for the Quarter Ended February 28, 2007

			Other
In millions	Holdings	LBI	Subsidiaries	Eliminations	Total
Cash Flows from Operating Activities
Net income	$1,146	$630	$1,104	$(1,734)	$1,146
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in income of subsidiaries	(1,354)	(380)	—	1,734	—
Depreciation and amortization	46	8	83	—	137
Non-cash compensation	287	—	—	—	287
Other adjustments	5	6	13	(15)	9
Net change in:
Cash and securities segregated and on deposit for regulatory and other purposes	(1)	(162)	(39)	—	(202)
Financial instruments and other inventory positions owned	(7,487)	(6,332)	(25,150)	9,840	(29,129)
Financial instruments and other inventory positions sold but not yet purchased	156	(2,384)	26,771	(9,565)	14,978
Collateralized agreements and collateralized financing, net	4,510	(892)	(9,627)	2,614	(3,395)
Other assets and payables, net	(1,427)	9,845	(6,273)	(44)	2,101
Due to/from affiliates, net	(5,240)	41	(7,193)	12,392	—
Net cash provided by (used in) operating activities	(9,359)	380	(20,311)	15,222	(14,068)

Cash Flows from Investing Activities
Dividends received/(paid)	1,070	—	(1,070)	—	—
Purchase of property, equipment and leasehold improvements, net	(123)	(14)	(81)	—	(218)
Business acquisitions, net of cash acquired	—	—	(304)	—	(304)
Proceeds from sale of business	—	—	26	—	26
Capital contributions from/to subsidiaries, net	(1,041)	—	1,041	—	—
Net cash used in investing activities	(94)	(14)	(388)	—	(496)

Cash Flows from Financing Activities
Derivative contracts with a financing element	—	—	(35)	—	(35)
Tax benefit from the issuance of stock-based awards	176	—	—	—	176
Issuance of short-term borrowings, net	(181)	13	512	(207)	137
Deposit liabilities at banks	—	—	1,530	(451)	1,079
Issuance of long-term borrowings	10,507	—	24,143	(15,640)	19,010
Principal payments of long-term borrowings, including the current portion of long-term borrowings	(608)	(303)	(5,942)	629	(6,224)
Issuance of common stock	28	—	—	—	28
Issuance of treasury stock	190	—	—	—	190
Purchase of treasury stock	(1,562)	—	—	—	(1,562)
Dividends paid	(106)	—	—	—	(106)
Net cash provided by (used in) financing activities	8,444	(290)	20,208	(15,669)	12,693
Net change in cash and cash equivalents	(1,009)	76	(491)	(447)	(1,871)
Cash and cash equivalents, beginning of period	3,435	534	4,369	(2,351)	5,987
Cash and cash equivalents, end of period	$2,426	$610	$3,878	$(2,798)	$4,116

LEHMAN BROTHERS HOLDINGS INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Lehman Brothers Holdings Inc.

We have reviewed the consolidated statement of financial condition of Lehman Brothers Holdings Inc. and subsidiaries (the “Company”) as of February 29, 2008, and the related consolidated statement of income for the three-month periods ended February 29, 2008 and February 28, 2007, and the consolidated statement of cash flows for the three-month periods ended February 29, 2008 and February 28, 2007. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of the Company as of November 30, 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended and in our report dated January 28, 2008, we expressed an unqualified opinion on those consolidated financial statements.

New York, New York

April 8, 2008

LEHMAN BROTHERS HOLDINGS INC.

PART I — FINANCIAL INFORMATION

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Lehman Brothers Holdings Inc. (“Holdings”) and subsidiaries (collectively, the “Company,” the “Firm,” “Lehman Brothers,” “we,” “us” or “our”) serves the financial needs of corporations, governments and municipalities, institutional clients and high net worth individuals worldwide with business activities organized in three segments: Capital Markets, Investment Banking and Investment Management. Founded in 1850, Lehman Brothers maintains market presence in equity and fixed income sales, trading and research, investment banking, asset management, private investment management and private equity. The Company is headquartered in New York, with regional headquarters in London and Tokyo, and operates in a network of offices in North America, Europe, the Middle East, Latin America and the Asia Pacific region. The Company is a member of all principal securities and commodities exchanges in the U.S., and holds memberships or associate memberships on several principal international securities and commodities exchanges, including the London, Tokyo, Hong Kong, Frankfurt, Paris, Milan and Australian stock exchanges.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read together with the Consolidated Financial Statements and the accompanying Notes contained in this Report and Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and notes thereto included in Holdings’ Annual Report on Form 10-K for the fiscal year ended November 30, 2007 (the “Form 10-K”). Unless specifically stated otherwise, all references in this MD&A to the 2008 and 2007 quarters, the 2008 and 2007 periods or the 2008 and 2007 three months refer to the three-month periods or quarters ended February 29, 2008 and February 28, 2007, or the last date of such fiscal periods, as the context requires, and all references to quarters are to the Company’s fiscal quarters.

Certain prior-period amounts reflect reclassifications to conform to the current year’s presentation.

Forward-Looking Statements

Some of the statements contained in this MD&A, including those relating to the Company’s strategy and other statements that are predictive in nature, that depend on or refer to future events or conditions or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates” and similar expressions, are forward-looking statements within the meaning of Section 21E of the Exchange Act. These statements are not historical facts but instead represent only management’s expectations, estimates and projections regarding future events. Similarly, these statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict, which may include, but are not limited to, market risk, investor sentiment, liquidity risk, credit ratings changes, credit exposure and operational, legal, regulatory and reputational risks. For further discussion of these risks, see “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Certain Factors Affecting Results of Operations” in the Form 10-K.

As a global investment bank, the nature of the Company’s business makes predicting future performance difficult. Revenues and earnings may vary from quarter to quarter and from year to year. Caution should be used when extrapolating historical results to future periods. The Company’s actual results and financial condition may differ, perhaps materially, from the anticipated results and financial condition in any such forward-looking statements and, accordingly, readers are cautioned not to place undue reliance on such statements, which speak only as of the date on which they are made. The Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Executive Overview1

Summary of Results

Net income for the first quarter of 2008 was $0.5 billion, a decrease of 57% from $1.1 billion in the first quarter of 2007. Diluted earnings per common share decreased by 59% to $0.81 in the 2008 first quarter from $1.96 in the 2007 first quarter.

Net revenues for the 2008 quarter were $3.5 billion, 31% lower than the 2007 quarter, reflecting a difficult operating environment throughout the quarter as a result of challenging conditions in the mortgage and credit markets, particularly in the U.S. Pre-tax margin for the quarter ended 2008 was 18.9%, compared to 33.7% in quarter ended 2007. Annualized

1                   Market share, volume and ranking statistics in this MD&A were obtained from Thomson Financial, an operating unit of The Thomson Corporation.

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

return on average common stockholders’ equity1 was 8.6% and 24.4% for the quarter ended 2008 and 2007, respectively. Return on average tangible common stockholders’ equity was 10.6% and 29.9% in quarters ended 2008 and 2007, respectively.

In the 2008 quarter, Capital Markets segment net revenues decreased 52% to $1.7 billion from $3.5 billion in the comparable 2007 period. Capital Markets—Equities, operating in an environment of volatility and strong customer-driven activity, reported net revenues of $1.4 billion in the 2008 quarter, a 6% increase from $1.3 billion in the 2007 quarter. These results in the Equities component of the Capital Markets business segment were offset by a decrease in Capital Markets—Fixed Income’s net revenues which declined 88% to $0.3 billion in the 2008 quarter from $2.2 billion in the 2007 quarter. This decline corresponds to the dislocation in the broader credit markets, deterioration in the residential and commercial mortgage and acquisition finance asset classes and overall market illiquidity. Investment Banking segment net revenues increased 2% to $867 million in the 2008 quarter from $850 million in the 2007 quarter, representing comparatively higher Global Finance—Equity and Advisory Services revenues between the benchmark periods. Investment Management segment net revenues increased 39% to $1.0 billion in the 2008 quarter from $0.7 billion in the 2007 quarter, reflecting increasing net revenues in both Asset Management and Private Investment Management. Assets under management (“AUM”) at February 29, 2008 were $277 billion, an increase of 17% from levels at February 28, 2007 and a 2% decrease from levels at November 30, 2007. Non-U.S. net revenues increased 7% to $2.2 billion in the 2008 quarter from $2.0 billion in the comparable 2007 quarter, representing 62% and 40% of total net revenues in the 2008 and 2007 periods, respectively.

The Company’s business, by its nature, does not produce predictable earnings. Results in any given period can be materially affected by conditions in global financial markets and economic conditions generally. For a further discussion of factors that may affect future operating results, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Certain Factors Affecting Results of Operations” in the Form 10-K. For a detailed discussion of results of operations by business segments and geographic regions, see “Business Segments” and “Geographic Segments” in this MD&A.

Business Environment

As an investment banking, securities and investment management firm, the Company’s businesses are materially affected by conditions in the global financial markets and worldwide economic conditions. A favorable business environment is generally characterized by, among other factors, high global gross domestic product growth, stable geopolitical conditions, transparent and efficient capital markets, liquid markets with active investors, low inflation, high business and consumer confidence and strong business earnings. These factors provide a positive climate for investment banking activities, for many of the Company’s capital markets trading businesses and for wealth creation, which contributes to growth in the Company’s asset management business. For further discussion of how market conditions can affect business, see “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors Affecting Results of Operations” in the Form 10-K.

The stress experienced by global financial markets that began during the second half of 2007 continued and increased throughout the first quarter of the 2008 fiscal year. The operating environment during the period continued to be affected by the turmoil in the broader credit markets and general lack of liquidity, reflecting the migration of disruption in certain credit and fixed-income assets to virtually every asset class regardless of fundamentals or underlying quality. General market

1                   Return on average common stockholders’ equity and return on average tangible common stockholders’ equity are computed by dividing annualized net income applicable to common stock for the period by average common stockholders’ equity and average tangible common stockholders’ equity, respectively. The Company believes average tangible common stockholders’ equity is a meaningful measure because it reflects the common stockholders’ equity deployed in the Company’s businesses. Average tangible common stockholders’ equity equals average common stockholders’ equity less average identifiable intangible assets and goodwill and is computed as follows:

	Quarter Ended
In millions	February 29, 2008	February 28, 2007
Annualized net income applicable to common stock	$ 1,860	$ 4,517

Average stockholders’ equity	$23,661	$19,632
Less: average preferred stock	(2,044)	(1,095)
Average common stockholders’ equity	$21,617	$18,537
Less: average identifiable intangible assets and goodwill	(4,120)	(3,447)
Average tangible common stockholders’ equity	$17,497	$15,090
Return on average common stockholders’ equity	8.6%	24.4%
Return on average tangible common stockholders’ equity	10.6%	29.9%

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

sentiment reflected continued uncertainty about the impact on the economy, falling private sector employment growth and marked slowdown in manufacturing activities within certain geographies, and favorable macroeconomic trends in emerging markets. Global equity markets during the three month period exhibited high volatility as the U.S. economy showed weakness and credit related concerns continued to weigh on investor sentiment. Central banks lowered interest rates and increased liquidity in interbank money markets in response to difficult term funding conditions.

The global fixed income environment was characterized by spreads widening in the 2008 three month period. Global high yield and high grade spread indices ended the fiscal quarter up 158 and 52 basis points, respectively, compared to the end of 2007. Global equity markets declined by 11% over the 2008 three month period. Compared to the 2007 fiscal year, global corporate activity levels in completed and announced M&A transactions for the 2008 quarter were lower. Equity underwriting activity for the quarter (on an annualized basis) was half the level of activity for the 2007 fiscal year.

Based upon estimates by the Company’s economists, global economic growth was approximately 2.3% at the end of the first quarter of 2008 driven by a slowdown in the Americas and Eurozone. Global economic growth in subsequent fiscal quarters is anticipated to be less than levels in the fiscal quarter of 2008. The magnitude of the growth deceleration is largely dependent on how extended and severe the credit dislocation may be, results from fiscal and monetary policy actions, accessibility of new sources of liquidity and oil prices leveling or continuing to increase.

Investment banking activity for the remaining 2008 calendar year is expected to be modest. Full-year 2008 M&A volumes are anticipated to decline compared to full-year 2007 levels. The expected decrease in 2008 financial sponsor activities is expected to be offset in part by: (i) the weak U.S. dollar attracting foreign investments; (ii) companies focusing on core businesses and divesting non-core functions; and (iii) investment grade corporations financing strategic deals. Equity issuance levels are expected to be dependent on sponsors’ risk transfers through hedging and monetization transactions as well as the replenishment of financial sector participants’ balance sheets. Debt origination in 2008 is expected to be driven by demand for industrial non-frequent paper and continued financial sector issuance.

Real gross domestic product growth in the U.S. economy, as estimated by the Company’s economists, was an estimated negative 0.5% for the 2008 first quarter, reflecting continued domestic slowdown as growth in the closing quarter of the 2007 calendar year was 0.6%. Much of the slowdown was attributable to the housing market, as sales of new and existing homes declined, a similar deceleration in commercial real estate investments occurred and weakness in credit markets led to a lack of readily available liquidity. Growth in industrial production slowed from 2007 levels, reflecting reduced growth in domestic consumer demand, partially offset by demand for U.S. exports. Market indications were present that suggest declines in business and consumer confidences during the 2008 three month period. The enacted fiscal stimulus plan in the U.S. is anticipated to provide a near-term boost to consumer confidence; the effects of which are expected to be seen in the 2008 third fiscal quarter. The U.S. Federal Reserve reduced rates three times during the fiscal quarter, including an inter-meeting rate cut that occurred in January 2008. Responding to stress within the financial markets, the U.S. Federal Reserve took additional steps in March 2008, reducing rates and creating the ability of primary dealers to provide financing to participants in securitization markets through the creation of the Federal Reserve Bank of New York’s Primary Dealer Credit Facility. Long-term bond yields declined, with the 10-year Treasury note yield ending the fiscal quarter at 3.51%, down 43 basis points from the fourth quarter of 2007. The S&P 500 Index, Dow Jones Industrial Average and NASDAQ composites were down 10.2%, 8.3%, and 14.6%, respectively, from fourth quarter, calendar year 2007 levels. The imbalance between U.S. housing demand and supply is expected to widen as sales continue to fall and inventory remains elevated. Tight credit conditions and high commodity prices are anticipated to place continued strain on the capital markets, particularly the securitized products and commercial real estate components. The Company expects these factors, coupled with rising unemployment, falling home prices and soft productivity growth to continue to slow GDP growth in the upcoming fiscal quarters.

In Eurozone countries and the U.K., economic growth tapered during the first quarter of the 2008 fiscal year. The growth of the U.K. economy, more exposed to both the U.S. and the financial sector, eased compared to the European economic growth. Business activity reflected a decline from the benchmark period as a result of lower global growth and high oil prices as well as stress within the banking systems resulting from movements within global credit markets. Labor markets appeared unaffected as unemployment levels modestly declined over the quarter. However, measures of core inflation increased during the 2008 three-month period. The European Central Bank held rates level during the fiscal quarter and is expected to reduce rates twice in the remaining periods of the 2008 fiscal year. In December 2007 and February 2008, the Bank of England eased rates and a further rate reduction is anticipated during the next fiscal quarter. The Bund and Gilts 10-year yields were 3.89% and 4.47%, respectively, at the 2008 quarter-end compared to 4.13% and 4.64%, respectively, at the fiscal year ended 2007. Equity volatility for continental Europe and the U.K. was up compared to levels at the end of

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

2007. The Company believes that the generally tighter bank and credit conditions, lower forecasted global growth and a stronger Euro will combine to slow 2008 Eurozone and U.K. growth.

In Japan, real gross domestic product growth decelerated, unemployment levels modestly decreased and measures of inflation remained minimal during the 2008 quarter. The Bank of Japan held its rates steady during the 2008 quarter and is anticipated to continue to do so into the 2008 fiscal year. The yield on the 10-year Japanese government bond decreased 11 basis points from fourth quarter 2007 to 1.37% at the end of the 2008 quarter. Consistent with other Asian equity markets, the Nikkei 225 equity index was 13.2% lower at the end of the 2008 quarter than its level at the end of the 2007 fiscal year. Residential and non-residential construction spending decreased, and the recovery in the corporate sector during the period has yet to have an effect on wages and consumption, thus increasing the risk of a possible recession. The Company expects three trends to emerge in China’s economy in 2008: (i) GDP growth to fall on an annual basis; (ii) inflation to increase over the long-term; and (iii) central banks to focus more on slowing growth than rising inflation. The Company expects certain larger emerging markets, Brazil, Russia and Mexico, for example, to achieve solid growth during the 2008 calendar year. While Latin America is expected to feel the effects from a decelerating U.S. economy, the Company believes the impact should be less severe than historically as a result of the region’s establishment of new trading relationships with other parts of the world. During 2008, the Company expects India to continue GDP acceleration absent a complete slowdown in the U.S. economy. Any effect from weaker world economic growth should be offset by continued investment and spending within India.

Critical Accounting Policies and Estimates

The following is a summary of the Company’s critical accounting policies that may involve a higher degree of management judgment and in some instances complexity in application. For a further discussion of these and other accounting policies, see Note 1 “Summary of Significant Accounting Policies,” to the Consolidated Financial Statements.

Use of Estimates

In preparing the Consolidated Financial Statements and accompanying notes, management makes various estimates in accordance with generally accepted accounting principles that affect reported amounts and disclosures. Broadly, those estimates are used in:

•                  measuring fair value of certain financial instruments;

•                  accounting for identifiable intangible assets and goodwill;

•                  establishing provisions for potential losses that may arise from litigation, regulatory proceedings and tax examinations;

•                  assessing the Company’s ability to realize deferred taxes; and

•                  valuing equity-based compensation awards.

Estimates are based on available information and judgment. Therefore, actual results could differ from estimates and that difference could have a material effect on the Consolidated Financial Statements and notes thereto.

Consolidation Policies

The assessment of whether accounting criteria for consolidation of an entity is met requires management to exercise judgment. The Company consolidates the entities in which the Company has a controlling financial interest. The Company determines whether it has a controlling financial interest in an entity by first determining whether the entity is a voting interest entity (sometimes referred to as a non-VIE), a variable interest entity (“VIE”) or a qualified special purpose entity (“QSPE”).

Voting Interest Entity. Voting interest entities are entities that have (i) total equity investment at risk sufficient to fund expected future operations independently and (ii) equity holders who have the obligation to absorb losses or receive residual returns and the right to make decisions about the entity’s activities. In accordance with Accounting Research Bulletin (“ARB”) No. 51, Consolidated Financial Statements, and Statement of Financial Accounting Standards (“SFAS”) No. 94, Consolidation of All Majority-Owned Subsidiaries, voting interest entities are consolidated when the Company has a controlling financial interest, typically more than 50 % of an entity’s voting interests.

Variable Interest Entity. VIEs are entities that lack one or more voting interest entity characteristics. The Company consolidates VIEs in which it is the primary beneficiary. In accordance with Financial Accounting Standards Board

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(“FASB”) Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities (revised December 2003)—an interpretation of ARB No. 51 (“FIN 46(R)”), the Company is the primary beneficiary if it has a variable interest, or a combination of variable interests, that will either (i) absorb a majority of the VIE’s expected losses, (ii) receive a majority of the VIE’s expected residual returns, or (iii) both. To determine if the Company is the primary beneficiary of a VIE, the Company reviews, among other factors, the VIE’s design, capital structure, contractual terms, which interests create or absorb variability and related party relationships, if any. Additionally, the Company may calculate its share of the VIE’s expected losses and expected residual returns based upon the VIE’s contractual arrangements and/or the Company’s position in the VIE’s capital structure. This type of analysis is typically performed using expected cash flows allocated to the expected losses and expected residual returns under various probability-weighted scenarios.

Qualified Special Purpose Entity. QSPEs are passive entities with limited permitted activities. SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of FASB Statement No. 125 (“SFAS 140”), establishes the criteria an entity must satisfy to be a QSPE, including types of assets held, limits on asset sales, use of derivatives and financial guarantees, and discretion exercised in servicing activities. In accordance with SFAS 140 and FIN 46(R), the Company does not consolidate QSPEs.

For a further discussion of the Company’s involvement with VIEs, QSPEs and other entities see Note 6, “Securitizations and Special Purpose Entities,” to the Consolidated Financial Statements.

Equity-Method Investments. Entities in which the Company does not have a controlling financial interest (and therefore does not consolidate) but in which the Company exerts significant influence (generally defined as owning a voting interest of 20% to 50%, or a partnership interest greater than 3%) are accounted for either under Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock or SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). For further discussion of the Company’s adoption of SFAS 159, see “Accounting and Regulatory Developments—SFAS 159” below.

Other. The Company has formed various non-consolidated private equity or other alternative investment funds with third-party investors that are typically organized as limited partnerships. The Company typically acts as general partner for these funds, and when third-party investors have (i) rights to either remove the general partner without cause or to liquidate the partnership; or (ii) substantive participation rights, the Company does not consolidate these partnerships in accordance with Emerging Issue Task Force (“EITF”) No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.

A determination of whether the Company has a controlling financial interest in an entity and therefore the Company’s assessment of consolidation of that entity is initially made at the time the Company becomes involved with the entity. Certain events may occur which cause the Company to re-assess the initial determination of whether an entity is a VIE or non-VIE or whether the Company is the primary beneficiary if the entity is a VIE and therefore the assessment of consolidation of that entity. Those events generally are:

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

When the Company does not consolidate an entity or apply the equity method of accounting, the Company presents its investment in the entity at fair value.

Valuation of Financial Instruments

The Company measures Financial instruments and other inventory positions owned, excluding Real estate held for sale, and Financial instruments and other inventory positions sold but not yet purchased at fair value. The Company accounts for Real estate held for sale at the lower of its carrying amount or fair value less cost to sell. Both realized and unrealized gains or losses from Financial instruments and other inventory positions owned and Financial instruments and other inventory positions sold but not yet purchased are reflected in Principal transactions in the Consolidated Statement of Income.

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”), in the first quarter of 2007. SFAS 157 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value and enhances disclosure requirements for fair value measurements. Additionally and also in the first quarter of 2007, the Company adopted SFAS 159, and applied this option to certain hybrid financial instruments not previously accounted for at fair value under SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140, as well as certain deposit liabilities at U.S. banking subsidiaries.

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

The overall valuation process for financial instruments may include adjustments to valuations derived from pricing models. These adjustments may be made when, in management’s judgment, either the size of the position in the financial instrument or other features of the financial instrument such as its complexity, or the market in which the financial instrument is traded (such as counterparty, credit, concentration or liquidity) require that an adjustment be made to the value derived from the pricing models. An adjustment may be made if the sale of a financial instrument is subject to sales restrictions that would result in a price less than the computed fair value measurement from a quoted market price. Additionally, an adjustment from the price derived from a model typically reflects management’s judgment that other participants in the market for the financial instrument being measured at fair value would also consider such an adjustment in pricing that same financial instrument.

The Company has categorized its financial instruments measured at fair value into a three-level classification in accordance with SFAS 157. Fair value measurements of financial instruments that use quoted prices in active markets for identical assets or liabilities are generally categorized as Level 1, and fair value measurements of financial instruments that have no direct observable levels are generally categorized as Level 3. The lowest level input that is significant to the fair value measurement of a financial instrument is used to categorize the instrument and reflects the judgment of management. Financial assets and liabilities presented at fair value in Holdings’ Condensed Consolidated Statement of Financial Condition generally are categorized as follows:

Level 1 — Inputs are unadjusted, quoted prices in active markets for identical, unrestricted assets or liabilities at the measurement date.

The types of assets and liabilities carried at Level I fair value generally are G-7 government and agency securities, equities listed in active markets, investments in publicly traded mutual funds with quoted market prices and listed derivatives.

Level 2 — Inputs (other than quoted prices included in Level I) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.

Fair valued assets and liabilities that are generally included in this category are non-G-7 government securities, municipal bonds, certain hybrid financial instruments, certain mortgage and asset backed securities, certain corporate debt, certain commitments and guarantees, certain private equity investments and certain derivatives.

Level 3 — Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

Generally, assets and liabilities carried at fair value and included in this category are certain mortgage and asset-backed securities, certain corporate debt, certain private equity investments, certain municipal bonds, certain commitments and guarantees and certain derivatives.

Financial assets and liabilities presented at fair value and categorized as Level 3 are generally those that are marked to model using relevant empirical data to extrapolate an estimated fair value. The models’ inputs reflect assumptions that market participants would use in pricing the instrument in a current period transaction and outcomes from the models represent an exit price and expected future cash flows. Valuation models are calibrated to the market on a frequent basis.

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

Level 3 assets at the end of the 2008 first quarter and at the 2007 fiscal year end were generally consistent in relation to total assets and assets measured at fair value. The consistency between periods reflects the reduction of liquidity in the capital markets, which resulted in a decrease in the observability of market prices during both benchmark periods. In particular, the continued low-levels of global trading activity impacted the Company’s ability to directly correlate assumptions in valuation models used in pricing residential and commercial mortgage-related assets, including those for cumulative loss rates and changes in underlying collateral values to current market activity. Additionally and during both periods, the increase of assets characterized as Level 3 was also attributable to the funding of leveraged lending commitments that had not been fully syndicated. The following table presents comparative metrics of the Company’s Level 3 assets at February 29, 2008 and November 30, 2007:

	At
In millions	Feb 29, 2008	Nov 30, 2007
Level 3 assets	$42,508	$41,979
Less: Level 3 derivative liabilities	(2,303)	(3,095)
Level 3 assets (net derivatives)	$40,205	$38,884

Total assets	$786,035	$691,063

Total assets measured at fair value	$304,096	$291,212
Less: derivative liabilities measured at fair value	(37,807)	(31,621)
Assets measured at fair value (net derivatives)	$266,289	$259,591

Level 3 assets as a percent of total assets	5%	6%
Level 3 assets as a percent of total assets measured at fair value	14%	14%
Level 3 assets (net derivatives) as a percent of assets measured at fair value (net derivatives)	15%	15%

For a further discussion regarding the measurement of Financial instruments and other inventory positions owned, excluding Real estate held for sale, and Financial instruments and other inventory positions sold but not yet purchased at fair value, see Note 4, “Fair Value of Financial Instruments,” to the Consolidated Financial Statements.

Identifiable Intangible Assets and Goodwill

Determining the carrying values and useful lives of certain assets acquired and liabilities assumed associated with business acquisitions—intangible assets in particular—requires significant judgment. At least annually, the Company is required to assess whether goodwill and other intangible assets have been impaired by comparing the estimated fair value, calculated based on price-earnings multiples, of each business segment with its estimated net book value, by estimating the amount of stockholders’ equity required to support each business segment. Periodically estimating the fair value of a reporting unit and carrying values of intangible assets with indefinite lives involves significant judgment and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant effect on whether or not an impairment charge is recognized and the magnitude of such a charge. The Company completed its last impairment test on goodwill and other intangible assets as of August 31, 2007, and no impairment was identified.

Legal, Regulatory and Tax Proceedings

In the normal course of business, the Company has been named as a defendant in a number of lawsuits and other legal and regulatory proceedings. Such proceedings include actions brought against the Company and others with respect to transactions in which the Company acted as an underwriter or financial advisor, actions arising out of the Company’s activities as a broker or dealer in securities and commodities and actions brought on behalf of various classes of claimants against many securities firms, including the Company. In addition, business activities are reviewed by various taxing authorities around the world with regard to corporate income tax rules and regulations. The Company provides for potential losses that may arise out of legal, regulatory and tax proceedings to the extent such losses are probable and can be estimated. Those determinations require significant judgment. For a further discussion, see Note 8, “Commitments, Contingencies and Guarantees,” to the Consolidated Financial Statements.

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results of Operations

Overview

The following table sets forth an overview of results of operations for the three months ended February 29, 2008 and February 28, 2007:

	Quarter Ended
In millions	February 29, 2008	February 28, 2007	Percent Change
Net revenues	$3,507	$5,047	(31)%
Income before taxes	$663	$1,699	(61)
Net income	$489	$1,146	(57)
Earnings per diluted common share	$0.81	$1.96	(59)%
Annualized return on average common stockholders’ equity	8.6%	24.4%
Annualized return on average tangible common stockholders’ equity	10.6%	29.9%

Net Revenues

	Quarter Ended
In millions	February 29, 2008	February 28, 2007	Percent Change
Principal transactions	$773	$2,921	(74)%
Investment banking	867	850	2
Commissions	658	540	22
Interest and dividends	9,635	9,089	6
Asset management and other	437	395	11
Gross revenues	$12,370	$13,795	(10)%
Interest expense	8,863	8,748	1
Net revenues	$3,507	$5,047	(31)%
Net interest revenues	$772	$341	126%
Principal transactions, commissions and net interest revenues	$2,203	$3,802	(42)%

Principal Transactions, Commissions and Net Interest Revenue. In both the Capital Markets segment and the Private Investment Management business within the Investment Management segment, the Company evaluates net revenue performance based on the aggregate of Principal transactions, Commissions and Net interest revenues (Interest and dividends revenue net of Interest expense). These revenue categories include realized and unrealized gains and losses, commissions associated with client transactions and the interest and dividend revenue and interest expense associated with financing or hedging positions. Interest and dividends revenue and Interest expense are a function of the level and mix of total assets and liabilities (primarily financial instruments owned and sold but not yet purchased, and collateralized borrowing and lending activities), prevailing interest rates and the term structure of financings. Caution should be used when analyzing these revenue categories individually because they may not be indicative of the overall performance of the Capital Markets and Investment Management business segments. Principal transactions, Commissions and Net interest revenues in the aggregate decreased 42% in the 2008 three months compared to the 2007 three months.

Principal transactions revenue for the 2008 three months decreased 74% compared to the 2007 three months, primarily as a result of negative valuation adjustments made on certain components of Capital Markets inventory described in “Impact from Market Events” below. Commission revenues rose 22% in the 2008 three months from the 2007 three months, reflecting growth in institutional commissions on higher global trading volumes. Net interest revenues increased 126% in the 2008 three months from the 2007 three months reflecting lower financing costs resulting from comparatively lower interest rates and higher levels of interest revenue-generating asset positions. Interest and dividends revenue rose 6% in the 2008 three months from the 2007 three months and Interest expense generally remained consistent in the 2008 three months compared to the 2007 three months.

Investment Banking. Investment banking revenues represent fees and commissions received for underwriting public and private offerings of fixed income and equity securities, fees and other revenues associated with advising clients on M&A

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

activities, as well as other corporate financing activities. Investment banking revenues for the 2008 three months were $867 million, an increase of 2% from the 2007 three months, representing an increase within Global Finance—Equity and Advisory services businesses. Between the benchmark periods, Global Finance—Equity increased 23%, from business activity related to convertibles and derivatives, and Advisory services increased 34% due to an increase in completed M&A. These increases were offset by a 25% decrease in Global Finance—Debt business activity, reflecting adverse conditions in the global credit markets and general lack of liquidity in the 2008 three months. Included in Investment banking revenue are client-driven derivative and other capital market-related transactions with Investment Banking clients, which totaled approximately $130 million for the 2008 quarter, compared to approximately $87 million for the 2007 quarter.

Asset Management and Other. Asset management and other revenues primarily result from asset management activities in the Investment Management business segment. Asset management and other revenues were $437 million in the 2008 three month period, an increase of 11% from the 2007 three month period, primarily reflecting higher management fees earned as AUM grew throughout last year.

Non-Interest Expenses

	Quarter Ended		Percent
In millions	Feb 29, 2008	Feb 28, 2007	Change
Compensation and benefits	$1,841	$2,488	(26)%
Non-personnel expenses:
Technology and communications	302	266	14
Brokerage, clearance and distribution fees	253	194	30
Occupancy	185	146	27
Professional fees	98	98	—
Business development	89	84	6
Other	76	72	6
Total non-personnel expenses	$1,003	$860	17%
Total non-interest expenses	$2,844	$3,348	(15)%
Compensation and benefits/Net revenues	52.5%	49.3%
Non-personnel expenses/Net revenues	28.6%	17.0%

Non-interest expenses for the 2008 three month period were $2.8 billion, decreasing 15% from $3.3 billion in the 2007 three month period. A substantial portion of non-interest expenses is compensation-related, which includes both fixed (consisting primarily of salaries, benefits and amortization of previous years’ deferred equity awards) and variable (consisting primarily of incentive compensation and commissions) components. Compensation expense, particularly the variable component reflecting discretionary bonuses, is impacted by levels of business activity and the structure of the Company’s share-based compensation programs. Remaining non-interest expense categories are largely variable, and are expected to change over time with revenue levels, business activity mix and employee headcount levels.

Compensation and benefits. Compensation and benefits totaled $1.8 billion and $2.5 billion for the 2008 three months and the 2007 three months, respectively. Compensation and benefits expense as a percentage of net revenues was 52.5% and 49.3% for the 2008 and 2007 three months, respectively. The compensation ratio increased between comparative periods, reflecting the lower revenue in the 2008 three months. Compensation and benefits expense includes both fixed and variable components.

Employees totaled approximately 28,100 and 27,100 at February 29, 2008 and February 28, 2007, respectively, reflecting a 4% increase due to global growth of the franchise. Headcount levels were reduced after the end of the 2008 quarter by approximately 1,100 as a result of the Company’s continued monitoring of business activities to ensure resources are allocated efficiently and adjustments made, as warranted, based upon underlying business and economic conditions, including the announced resizing of the residential mortgage business.

Non-personnel expenses. Non-personnel expenses increased 17% between the 2008 and 2007 three months to $1.0 billion from $0.9 billion, respectively. Non-personnel expenses as a percentage of net revenues were 28.6% and 17.0% in the 2008 and 2007 periods, respectively. Technology and communications expenses in the 2008 three months rose 14% from the 2007 three months, due to the opening of new principal offices globally. Brokerage, clearance and distribution fees rose 30% in the 2008 three months from the 2007 three months, reflecting the higher levels of equity market volatility and corresponding higher transaction volumes in the 2008 three months. The 2008 three months’ Occupancy expenses increased 27% from those at the 2007 three months as a result of expansion of the businesses globally and new office locations. Professional fees were generally consistent in the 2008 and 2007 three months. Business development expenses in the 2008 three months increased 6% from the 2007 three months attributable

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

to increased costs associated with recruiting, consulting and legal fees. Other non-personnel expenses in the 2008 three months increased 6% from the 2007 three months attributable to approximately $34 million of costs from the resizing of the Company’s residential mortgage platform.

Income Taxes

The provision for income taxes totaled $174 million and $553 million in the 2008 and 2007 three months, respectively. The provision for income taxes resulted in effective tax rates of 26.3% and 32.5% for the 2008 and 2007 periods, respectively. The decrease in the effective tax rate in the 2008 three months compared to the 2007 three months was due to lower pre-tax income as well as reflecting the larger pre-tax contribution from outside the U.S.

Business Acquisitions, Business Dispositions and Strategic Investments

Business Acquisitions. During the 2008 quarter, the Company completed the business acquisitions listed below:

•                  The Company acquired certain assets of Van der Moolen Specialists, including its book of NYSE-listed securities, staff and certain technology.

•                  In conjunction with other broker-dealers, the Company entered into a joint-venture and invested in TradeWeb Markets LLC, an electronic securities trading platform owned by Thomson Financial.

Business Dispositions. During the 2008 quarter, the Company sold its 20% interest in Marble Bar Asset Management LLP, an investment management firm. There was not a significant gain or loss on the dispositions.

In January 2008, the Company announced the suspension of its wholesale and correspondent mortgage lending activities at the Aurora Loan Services subsidiary (“Aurora”). The Company continues to originate loans through Aurora’s direct lending channel and maintains the Aurora’s servicing business. As a result of these suspension activities, the Company incurred one-time expenses of approximately $34 million generally for facilities exit costs.

Impact from Market Events

The Company’s financial inventory, excluding Real estate held for sale, is reported at fair value. Fair value is a market-based measure considered from the perspective of market participants who hold an asset or owe a liability and is based upon the perspective of market participants at a given point in time. When market conditions change or if markets for specific financial instruments dislocate, the fair values of the Company’s financial inventory increase or decrease.

In the 2008 three months, credit markets and certain segments of financial asset markets, commercial real estate-related products, for example, declined further from what was observed at the end of the Company’s 2007 fiscal year. As a result of these market events, the Company recorded negative valuation adjustments on certain components of its financial inventory; substantially all of which are reflected within the results of operations for the Company’s Fixed Income component of Capital Markets. The negative valuation adjustments resulting from the impact of adverse market conditions were partially mitigated by economic risk management strategies employed as well as valuation changes on certain of the Company’s debt liabilities. The net amount of valuation adjustments in the 2008 three months was an approximate $1.8 billion reduction to the Company’s net revenues.

For a further discussion of how the market events and resulting negative valuation adjustments impacted the results of operations of the Company’s business and geographic segments, see “Business Segments” and “Geographic Segments” in this MD&A.

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The table below presents certain components of valuation adjustments recorded during the period. These components are presented on both a gross and net basis. The net impact represents the revenue impact from the components after adjusting for certain economic risk mitigation strategies. Caution should be utilized when evaluating the amounts in the following table as they represent only certain components of revenue associated with the business activities described.

Gain/(Loss)	Quarter Ended February 29, 2008
In billions	Gross	Net(1)
Residential mortgage-related positions	($3.0)	($0.8)
Other asset-backed (non-residential)-related positions	(0.2)	(0.1)
Commercial mortgage-related positions	(1.1)	(0.7)
Real estate-related investments	(0.3)	(0.3)
Acquisition finance facilities (funded and unfunded)	(0.7)	(0.5)

Valuation of debt liabilities(2)	0.6	0.6
	($4.7)	($1.8)

(1)    The net impact represents the remaining impact from the components after deducting the impact of certain economic risk mitigation strategies. The gross impact excludes any effect of economic risk mitigation strategies.

(2)    Represents the gain on debt liabilities the Company elected to measure at fair value under SFAS 159. These gains represent the effect of changes in the Company’s credit spread and exclude any interest income or expense as well as any gain or loss from the embedded derivative components of these instruments. Changes in valuations are allocated to the businesses in relation to the cash generated by, or funding requirements of, the underlying positions.

The Company continues to have exposures to these financial instruments and the markets in which it transacts, and as market conditions continue to evolve, the value of these and other financial instruments could appreciate or deteriorate. The following sections provide a summary of the Company’s exposures to these financial instruments at February 29, 2008. For a further discussion regarding the Company’s financial inventory, see Note 3, “Financial Instruments and Other Inventory Positions,” to the Consolidated Financial Statements. For a further discussion regarding the Company’s fair value determination of financial assets and liabilities, see Note 4, “Fair Value of Financial Instruments,” to the Consolidated Financial Statements.

Mortgage-Related Positions

Mortgage loans are loans secured by real property made to a borrower (or borrowers). Mortgage loans enter the market in a variety of forms: they may enter directly as whole loans originated; or, they may enter indirectly through the form of securitizations resulting in mortgage-backed securities, collateralized obligations or other structured finance products. The Company’s mortgage-related trading positions consist of whole loans, retained interests in securitizations, asset-backed securities that are backed by mortgage loans or other assets, and derivatives referencing mortgages or mortgage-backed securities. The Company originates mortgage loans and purchases pools of mortgage loans from third-party originators. The Company typically disposes of such loans by securitizing or selling them and may retain certain securities of such securitizations, often referred to as retained interests. The Company may also purchase interests in or enter into derivatives referencing collateral obligations where the collateral may be an asset-backed security.

The valuation methodologies used for mortgage-related assets incorporate a variety of inputs including prices observed from execution of a number of trades in the marketplace (though limited in first quarter of fiscal year 2008); ABX, CMBX and similar indices that track the performance of a series of credit default swaps based upon specific types of mortgages, and other market information, such as data on remittances received and updated cumulative loss data on underlying obligations. For a further discussion on the Company’s accounting policies related to fair value, see “Critical Accounting Policies—Valuation of Financial Instruments.” For a further discussion regarding the measure of Financial instruments and other inventory positions owned, excluding Real estate held for sale, and Financial instruments and other inventory positions sold but not yet purchased at fair value, see Note 4, “Fair Value of Financial Instruments,” to the Consolidated Financial Statements.

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Mortgage-related positions are reflected in the Company’s financial inventory as Mortgage and asset-backed securities. At February 29, 2008 and November 30, 2007, the Company’s exposure to residential and commercial mortgage-related assets was generally:

In billions	February 29, 2008	November 30, 2007
Residential mortgages:
Securities	$ 18.2	$ 16.7
Whole loans	11.9	14.2
Servicing and other	1.7	1.2
	$ 31.8	$ 32.1
Commercial mortgages:
Whole loans	$ 24.9	$ 26.2
Securities and other	11.2	12.7
	$ 36.1	$ 38.9

Other asset-backed securities (1)	$ 6.5	$ 6.2

Total (2)	$ 74.4	$ 77.2

(1)   The Company purchases interests in and enters into derivatives with collateralized debt obligation securitization entities (“CDOs”). The CDOs to which the Company has exposure are primarily structured and underwritten by third parties. The collateralized asset or lending obligations held by the CDOs are generally related to franchise lending, small business finance lending, or consumer lending. Approximately 25% of the positions held at February 29, 2008 and November 30, 2007 were rated BB+ or lower (or equivalent ratings) by recognized credit rating agencies. In determining the fair value interests in CDOs, the Company considers prices observed for similar transactions and data for relevant benchmark instruments, such as swap obligations for similar obligations referenced by the instrument. In both reference periods, the value in the benchmark instruments as well as market developments caused a decline in the fair value of interests in CDOs, not actual defaults on swap obligations.

(2)    Balances shown exclude those for which the Company transferred mortgage-related loans to securitization vehicles where such transfers were accounted for as secured financings rather than sales. The securitization vehicles issued securities that were distributed to investors. The Company does not consider itself to have economic exposure to the underlying assets in those securitization vehicles beyond the Company’s retained interests.

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The product and geographic diversifications of the Company’s residential mortgage portfolio at February 29, 2008 and November 30, 2007 can be generally described as below. These characterizations are largely based upon the credit assessment of the borrowers to which the mortgage loans have been extended.

In billions	February 29, 2008		November 30, 2007
	Amount	Percent of Total	Amount	Percent of Total
Residential mortgages:
U.S.
Alt-A/Prime(1)
Whole loans	$3.7		$3.7
Securities	9.2		7.8
Servicing and other	1.7		1.2
	$14.6	46%	$12.7	40%
Subprime/Second Lien(2)
Whole loans	$1.3		$3.3
Securities	2.7		2.0
Servicing and other	—		—
	$4.0	13%	$5.3	17%
Other U.S.
Whole loans	$1.6		$2.1
Securities	0.5		0.2
Servicing and other	—		—
	$2.1	7%	$2.3	7%
Europe
Whole loans	$5.0		$5.0
Securities	4.5		5.2
Servicing and other	—		—
	$9.5	30%	$10.2	32%
Asia-Pacific
Whole loans	$0.3		$0.1
Securities	0.4		0.4
Servicing and other	—		—
	$0.7	2%	$0.5	2%

Other asset-backed securities	$0.9	2%	$1.1	2%
Total	$31.8		$32.1

(1)     For purposes of this presentation, the Company has categorized U.S. residential mortgages frequently referred to as Alt-A within Prime. The Company generally defines U.S. Alt-A residential mortgage loans as those associated with borrowers who may have creditworthiness of “prime” quality but may have traits that prevent the loans from qualifying as “prime.” Those traits could include documentation deficiencies related to the borrowers’ income disclosure, referred to as partial or no documentation; or the underlying property may not be owner occupied despite full or lower documentation of the borrowers’ income levels.

(2)    The Company generally defines U.S. subprime residential mortgage loans as those associated with borrowers having a credit score in the range of 620 or lower using the Fair Isaac Corporation’s statistical model, or having other negative factors within their credit profiles. The Company also includes residential mortgage loans that were originated through BNC Mortgage LLC (“BNC”) prior to its closure in the third quarter of the Company’s 2007 fiscal year. BNC served borrowers with subprime qualifying credit profiles but also served borrowers with stronger credit history as a result of broker relationships or product offerings and such loans are also included in subprime business activity.

The ratings diversification (where high yield are securities rated BB+ or lower or equivalent ratings by recognized credit rating agencies) of the Company’s mortgage-related securities at February 29, 2008 and November 30, 2007 was:

	February 29, 2008	November 30, 2007
Residential mortgage securities:
High grade	89%	85%
High yield	11	15

Commercial mortgage securities:
High grade	94%	94%
High yield	6	6

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The geographic diversification of the Company’s commercial mortgage portfolio at February 29, 2008 and November 30, 2007 was:

In billions	February 29, 2008		November 30, 2007
	Amount	Percent of Total	Amount	Percent of Total
Commercial:
Americas	$17.4	48%	$20.6	53%
Europe	10.0	28	10.4	27
Asia-Pacific	8.7	24	7.9	20
	$36.1		$38.9

Loan to value (“LTV”) is a ratio of outstanding debt on a property to the market value of that property. By geographies, the LTV diversification of the Company’s commercial mortgage whole loan portfolio, presented as the weighted average LTV ratio, at February 29, 2008 and November 30, 2007 was:

	February 29, 2008	November 30, 2007
Commercial mortgage whole loans:
Weighted Average LTV
Americas	75%	73%
Europe and the Middle East	78	79
Asia-Pacific	80	80
Total portfolio	77	76

The property type diversification of the Company’s commercial mortgage whole loan portfolio at February 29, 2008 and November 30, 2007 was:

	February 29, 2008	November 30, 2007
Commercial mortgage whole loans:
Office	25%	27%
Mixed use	11	8
Hotel	10	11
Multi-family	14	14
Retail	10	11
Condominium	7	7
Other	23	22

Real Estate Investments

These positions are debt or equity investments that the Company makes in entities whose underlying assets are real estate. These investments are a component of the Company’s financial inventory and presented as Real estate held for sale. The Company accounts for these positions at the lower of their carrying amount or fair value less cost to sell. The Company uses a variety of methods to approximate the carrying amount of its real estate held for sale such as estimating by summing the land value and the depreciated value, sales of similar properties and adjusts to account for differences or discounted cash flow analyses.

The Company consolidates those entities in which the Company is the primary beneficiary in accordance with FIN 46(R). In instances where the Company consolidates entities in which it holds a debt or equity investment, the Company does not consider itself to have economic exposure to the underlying assets in those entities beyond the Company’s investment. For a further discussion on the Company’s accounting policies related to fair value, see “Critical Accounting Policies—Valuation of Financial Instruments.” The amount of the Company’s net investment in real estate held for sale at February 29, 2008 and November 30, 2007 was approximately $12.9 billion and $12.8 billion, respectively.

Acquisition Finance Facilities

The Company enters into contingent commitments with counterparties to provide acquisition financing. The Company’s past experience generally has been that the full contingently committed amount is not drawn upon because transactions are not executed, initial deal sizes are revised or multiple financing sources are used by counterparties. Contingent commitments are recorded as a component of Derivatives and other contractual agreements in the Company’s financial instrument inventory. The fair value of these contingent acquisition facilities is estimated by using executed transactions on comparable loans and anticipated market prices based upon pricing indications from syndicate banks and customers. The valuation of these commitments also takes into account certain fee income and third-party credit ratings of

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

counterparties. For a further discussion regarding all of the Company’s commitments and guarantees, see “Lending-Related Commitments,” in this MD&A.

While it is the Company’s intent to distribute through syndication when those facilities are drawn, or “funded,” the Company may not be able to syndicate the full lending facility because of market conditions or otherwise. Additionally, the Company may extend lending facilities to counterparties for business relationship purposes. In both instances the loan is reflected as a component of Corporate debt and other in the Company’s financial instrument inventory. The fair value of these loans is estimated using executed transactions on comparable loans, market price quotations and market observable credit default swaps. For a further discussion regarding the Company’s high yield lending inventory, see “Liquidity, Funding and Capital Resources—Liquidity—Net Assets,” in this MD&A.

The following table summarizes the Company’s exposure to these commitments (where high yield are commitments made to counter-parties rated BB+ or lower or equivalent ratings by recognized credit rating agencies) at February 29, 2008 and November 30, 2007:

In billions	February 29, 2008	November 30, 2007
High grade:(1)
Contingent	$7.2	$10.2
Unfunded	0.8	—
Funded	2.9	1.7
	$10.9	$11.9

High yield: (1)
Contingent	$3.7	$9.7
Unfunded	2.2	2.7
Funded	11.9	11.5
	$17.8	$23.9

(1)    For purposes of this presentation and at February 29, 2008 and November 30, 2007, the Company has categorized amounts contingently committed as “Contingent”; amounts that were contingently committed in the prior period but unfunded in the current period as “Unfunded;” and amounts that were contingently committed in the prior period but funded in the current period as “Funded.”

Fund-Related Assets

The Company has formed various private equity or other alternative investment funds with third-party investors that are typically organized as limited partnerships. The Company typically acts as general partner for these funds and does not consolidate the funds into its results of operations when the third-party investors to the funds have (i) rights to either remove the general partner without cause or to liquidate the partnership; or (ii) substantive participation rights.

The Company may provide support to the funds, although the Company has no obligation to do so. The support may take the form of guarantees, additional capital commitments to the funds and/or the purchase of assets from the funds. If support is provided to the funds, the Company performs a re-assessment of the non-consolidation of the fund as is required by FIN 46(R).

Due to market disruptions that occurred in the second half of the 2007 fiscal year and further deterioration in the 2008 quarter, certain investments held by the funds were either downgraded by rating agencies and/or experienced a decline in fair value. Accordingly, and as a result of these events:

•      Three funds were liquidated. The assets of those funds were purchased by the Company and are included in the consolidated statement of financial condition at February 29, 2008. The fair value of these assets at February 29, 2008 was approximately $1.0 billion.

•      The Company purchased certain deteriorated assets from certain funds. The funds used the cash received from the Company to either redeem investors in the funds or make alternative asset investments. The acquired assets of those funds were then included in the Company’s consolidated statement of financial condition at February 29, 2008 at an approximate fair value of $0.8 billion.

•      The Company agreed to waive or otherwise limit its investment management, advisory or other administrative fees charged to certain funds; however, the Company has the ability to recoup those fees from the fund at a later point in time.

Substantially all of the assets consolidated during the 2008 quarter are managed within the Company’s Capital Markets—Fixed Income businesses.

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Segments

The Company’s operations are organized into three business segments:

•      Capital Markets;

•      Investment Banking; and

•      Investment Management.

These business segments generate revenues from institutional, corporate, government and high net worth individual clients across each of the revenue categories in the Consolidated Statement of Income. Segment operating results contain certain internal allocations, such as funding costs that are centrally managed. Allocations made are based upon management’s estimates and judgments. Additionally, because certain components of revenues reflect the overall performance of the Company as well as the performance of individual business units, performance in one segment may be affected by the performance of other segments.

Segment Net Revenues

	Quarter Ended		Percent
In millions	Feb 29, 2008	Feb 28, 2007	Change
Net revenues:
Capital Markets	$1,672	$3,502	(52)%
Investment Banking	867	850	2
Investment Management	968	695	39
Total net revenues	3,507	5,047	(31)
Compensation and benefits	1,841	2,488	(26)
Non-personnel expenses	1,003	860	17
Income before taxes	$663	$1,699	(61)%

The below charts illustrate the percentage contribution of each business segment to total net revenues.

Capital Markets

The Capital Markets segment is divided into two components:

Fixed Income — The Company makes markets in and trades municipal and public sector instruments, interest rate and credit products, mortgage-related securities and loan products, currencies and commodities. The Company also originates mortgages and structures and enters into a variety of derivative transactions. The Company provides research covering economic, quantitative, strategic, credit, relative value, index and portfolio analyses. Additionally, the Company provides financing, advice and servicing activities to the hedge fund community, known as prime brokerage services. The Company engages in certain proprietary trading activities and in principal investing in real estate that are managed within this component.

Equities — The Company makes markets in and trades equities and equity-related products and enters into a variety of derivative transactions. The Company also provides equity-related research coverage as well as execution and clearing services for clients. Through capital markets prime services, the Company provides prime brokerage services to the hedge

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

fund community. The Company also engages in proprietary trading activities and private equity and other related investments.

The following table sets forth the operating results of the Capital Markets business segment.

Capital Markets Results of Operations

	Quarter Ended		Percent
In millions	Feb 29, 2008	Feb 28, 2007	Change
Principal transactions	$420	$2,757	(85)%
Commissions	462	382	21
Interest and dividends	9,622	9,077	6
Other	8	6	33
Total revenues	10,512	12,222	(14)
Interest expense	8,840	8,720	1
Net revenues	1,672	3,502	(52)
Non-interest expenses	1,436	2,133	(33)
Income before taxes	$236	$1,369	(83)%

The following table sets forth net revenues for the two components of the Capital Markets business segment.

Capital Markets Net Revenues

	Quarter Ended		Percent
In millions	Feb 29, 2008	Feb 28, 2007	Change
Fixed Income	$262	$2,173	(88)%
Equities	1,410	1,329	6
	$1,672	$3,502	(52)%

Net revenues for the 2008 three months were $1.7 billion, a 52% decline from $3.5 billion in the 2007 three months, reflecting the impact from negative valuations incurred across fixed income products. Capital Markets net revenues in 2008 include approximately $600 million of gains on debt liabilities which the Company elected to fair value under SFAS 159. Net interest revenues for the Capital Markets segment in the 2008 three months increased 119% to $0.8 billion compared to $0.4 billion in the 2007 three months, primarily attributable to comparative changes in global yield curves. Interest and dividends revenue rose 6% in the 2008 three months compared to the 2007 three months, and interest expenses were generally consistent between the benchmark periods. Non-interest expenses for the 2008 three months decreased 33%, reflecting the resizing of various business platforms, particularly associated with certain fixed income products. For a further discussion, see “Business Acquisitions, Business Dispositions and Strategic Investments—Business Dispositions” above. Capital Markets’ Income before taxes for the 2008 three months decreased 83% compared to the 2007 three months. Pre-tax margins were 14% and 39% in the 2008 and 2007 three months, respectively.

Net revenues in Capital Markets—Fixed Income of $0.3 billion for the 2008 three months decreased 88% compared with $2.2 billion in the 2007 three months. Capital Markets—Fixed Income sales credit volumes for the 2008 three months were $1.6 billion, increasing 55% compared to $1.0 billion in the 2007 three months. The businesses within the Fixed Income component of Capital Markets were the most affected by the market dislocations and constrained liquidity conditions that have continued from the second half of the 2007 fiscal year through the 2008 first quarter. These market factors resulted in negative valuation adjustments recorded against mortgage- and asset-backed-related positions as well as real estate-related investments and leveraged finance positions. For a further discussion of the components of the negative valuation adjustment recorded in the 2008 three months and the Company’s related exposures at February 29, 2008, see “Impact from Market Events” above.

Partially mitigating the impact of these valuation adjustments and follow-on market disruptions in other asset classes such as municipals, certain businesses within Capital Markets—Fixed Income achieved improved revenues between the 2008 and 2007 three month periods as a result of strong client demand for liquid market products, including interest rate and foreign exchange offerings, high grade debt products, including primary and secondary trading, and the fixed income component of prime brokerage services. Capital Markets—Fixed Income results for the 2008 three month period include approximately $460 million in allocated gains from valuation changes in certain debt liabilities carried at fair value under SFAS 159.

Capital Markets—Equities net revenues of $1.4 billion for the 2008 three months, increased 6% compared to $1.3 billion in the 2007 three months. Capital Markets—Equities sales credit volumes for the 2008 three months were $1.0 billion, increasing 39% compared with $0.7 billion for the 2007 three months. Global market trading volumes increased between

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

the 2008 and 2007 three months by 9%; however, global equity markets sold-off during the 2008 three months decreasing approximately 10% from levels at the end of 2007. The increase in Capital Markets—Equities net revenues reflected increased performance during the benchmark periods in the Company’s client focused equities businesses, particularly equity-based execution services and derivative offerings, partially offset by convertible offerings and unprofitable principal investing strategies. Capital Markets—Equities prime services’ net revenues in the 2008 three months increased compared to those in the 2007 three months. At the end of the 2008 first quarter, the number of equity prime brokerage services clients increased 45% to approximately 570 from levels at the end of the 2007 first quarter. Overall client balances were 19% higher at the end of the 2008 quarter as compared to balances at the end of the 2007 first quarter.

Capital Markets—Equities net revenues for the 2008 three months include gains of approximately $550 million from proprietary investment activity, as well as approximately $150 million in allocated gains from valuation changes in certain of debt liabilities carried at fair value under SFAS 159. These were offset, in part, by losses in other private equity and seed investments of approximately $315 million.

Investment Banking

The Company takes an integrated approach to client coverage, organizing bankers into industry, product and geographic groups within the Investment Banking segment. Business services provided to corporations and governments worldwide can be separated into:

Global Finance — The Company serves clients’ capital raising needs through underwriting, private placements, leveraged finance and other activities associated with debt and equity products.

Advisory Services — The Company provides business advisory services with respect to mergers and acquisitions, divestitures, restructurings and other corporate activities.

The following table sets forth the operating results of the Investment Banking segment.

Investment Banking Results of Operations 1

	Quarter Ended		Percent
In millions	Feb 29, 2008	Feb 28, 2007	Change
Global Finance—Debt	$322	$428	(25)%
Global Finance—Equity	215	175	23
Advisory Services	330	247	34
Total revenues	$867	$850	2%
Non-interest expenses	685	660	4
Income before taxes	$182	$190	(4)%

The following table sets forth the Company’s Investment Banking transaction volumes.2 These volumes do not always directly correlate to Investment Banking revenues because they do not necessarily correspond to the amount of securities actually underwritten and only include certain reported underwriting activity and because revenue rates vary among transactions.

	Quarter Ended		Percent
In millions	Feb 29, 2008	Feb 28, 2007	Change
Global Finance—Debt	$ 52,717	$ 98,698	(47)%
Global Finance—Equity	5,828	6,634	(12)
Advisory Services—Completed	79,817	169,874	(53)
Advisory Services—Announced	114,843	250,282	(54)

Investment Banking net revenues totaled $867 million and $850 million in the 2008 three months and the 2007 three months, respectively, an increase of 2% between periods, reflecting strong results in Global Finance—Equity and Advisory

1      Investment banking revenues are net of related underwriting expenses.

2      Debt and equity underwriting volumes as reported by Thomson Financial, an operating unit of The Thomson Corporation., are based on full credit for single-book managers and equal credit for joint-book managers. Debt underwriting volumes include both publicly registered and Rule 144A issues of high grade and high yield bonds, sovereign, agency and taxable municipal debt, non-convertible preferred stock and mortgage- and asset-backed securities. Equity underwriting volumes include both publicly registered and Rule 144A issues of common stock and convertibles. Because publicly reported debt and equity underwriting volumes do not necessarily correspond to the amount of securities actually underwritten and do not include certain private placements and other transactions, and because revenue rates vary among transactions, publicly reported debt and equity underwriting volumes may not be indicative of revenues in a given period. Additionally, because Advisory Services volumes are based on full credit to each of the advisors in a transaction, and because revenue rates vary among transactions, Advisory Services volumes may not be indicative of revenues in a given period.

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Services which were offset by a decrease in Global Finance—Debt results. Non-interest expenses in the 2008 first quarter were generally consistent with the 2007 first quarter. Income before taxes decreased 4% in 2008 to $182 million from $190 million in 2007, and, correspondingly, pre-tax margins in 2008 were 21.0% compared to 22.4% in 2007.

Global Finance—Debt origination net revenues were $322 million in the 2008 three months, decreasing 25% from the 2007 three months. These results are consistent with publicly reported global debt origination market volumes which decreased 41% between the 2008 three months and the 2007 three months and the Company’s debt origination market volumes, which decreased 47% over the same period. Declines in both net revenues and volumes between the comparable periods were driven, in part, by weaknesses in the high yield and structured debt markets, an outcome of continued turbulence in the credit markets. Debt origination fee backlog was $104 million at February 29, 2008, a 73% decrease from backlog levels at February 28, 2007. Debt origination backlog may not be indicative of the level of future business due to the frequent use of the shelf registration process and changes in overall market conditions. On a calendar year-to-date basis, the Company’s market ranking for publicly reported global debt origination was ninth with a 4.6% market share, down from a rank of sixth with a 5.7% market share for the calendar year 2007.

Global Finance—Equity net revenues increased 23% in the 2008 three months to $215 million from $175 million in the 2007 three months. The increase in 2008 net revenues included strong customer-driven derivative and convertibles-related activities, which increased from 2007 levels. Equity-related fee backlog (for both filed and unfiled transactions) at February 29, 2008 was approximately $302 million, flat from February 28, 2007; however, that measure may not be indicative of the level of future business depending on changes in overall market conditions. On a calendar year-to-date basis, publicly reported global equity origination was 2.9% of the global market share as compared to the Company’s 3.1% market share for the calendar year 2007.

Advisory Services revenues were $330 million in the 2008 three months, up 34% from the 2007 three months. Industry-wide completed and announced transaction volumes decreased 35% and 24%, respectively, between the periods while the Company’s completed and announced volumes decreased 53% and 54%, respectively. The Company’s global market share for publicly reported completed and announced transactions decreased to 12.9% and 15.3%, respectively, for the 2008 quarter, down from 17.8% and 25.5%, respectively, from the 2007 quarter. M&A fee backlog at February 29, 2008 was $340 million, up 3% from February 28, 2007; however, that measure may not be indicative of the level of future business depending on changes in overall market conditions. On a calendar year-to-date basis, the Company’s market ranking for completed transactions was eighth with a 17.0% share, down from a rank of seventh with a 19.3% share for the calendar year 2007. In addition, the Company’s market ranking for announced transactions in the comparable periods was second with a 20.9% share, up from a rank of ninth with a 17.2% share.

Investment Management

The Investment Management business segment consists of:

Asset Management — The Company provides customized investment management services for high net worth clients, mutual funds and other small and middle market institutional investors. Asset Management also serves as general partner for private equity and other alternative investment partnerships and has minority stake investments in certain alternative investment managers.

Private Investment Management — The Company provides investment, wealth advisory and capital markets execution services to high net worth and middle market institutional clients.

The following table sets forth the operating results of the Investment Management segment.

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Investment Management Results of Operations

	Quarter Ended		Percent
In millions	Feb 29, 2008	Feb 28, 2007	Change
Principal transactions	$353	$164	115%
Commissions	196	159	23
Interest and dividends	13	12	8
Asset management and other	429	388	11
Total revenues	991	723	37
Interest expense	23	28	(18)
Net revenues	968	695	39
Non-interest expenses	723	555	30
Income before taxes	$245	$140	75%

The following table sets forth Asset Management and Private Investment Management net revenues.

Investment Management Net Revenues

	Quarter Ended		Percent
In millions	Feb 29, 2008	Feb 28, 2007	Change
Asset Management	$618	$416	49%
Private Investment Management	350	279	25
	$968	$695	39%

The following table sets forth AUM by asset class.

Composition of Assets Under Management

				Percent Change to Feb 29, 2008
	Feb 29,	Nov 30,	Feb 28,	Nov 30,	Feb 28,
In billions	2008	2007	2007	2007	2007
Equity	$101	$107	$ 96	(6)%	5%
Fixed income	77	75	62	3	24
Money markets	65	66	56	(2)	16
Alternative investments	34	34	22	—	55
	$277	$282	$236	(2)%	17%

The following table sets forth a summary of the changes in AUM.

Changes in Assets Under Management

	Quarter Ended		Percent
In billions	Feb 29, 2008	Feb 28, 2007	Change
Opening balance	$282	$225	25%
Net additions	—	8	(100)
Net market appreciation/(depreciation)	(5)	3	(267)
Total increase/(decrease)	(5)	11	(145)
Assets Under Management	$277	$236	17%

Investment Management net revenues for the 2008 three months were $968 million, a 39% increase from the corresponding 2007 period as Asset Management and Private Investment Management both achieved higher results compared to the 2007 three months. Non-Interest expense for the 2008 three months increased 30% to $723 million from $555 million in the corresponding 2007 period, resulting from higher levels of compensation, directly correlated to higher revenues. Income before taxes was $245 million for the 2008 three months, an increase of 75% compared to the corresponding 2007 period. Pre-tax margin was 25.3% for the 2008 three months, an increase from 20.1% compared to the corresponding 2007 period.

Asset Management net revenues increased 49% to $618 million for the 2008 three months compared to the corresponding 2007 period as a result of comparably higher levels of traditional and alternative asset management business activity. Private Investment Management net revenues for the 2008 and 2007 three month periods were $350 million and $279 million, respectively. The 25% increase between the periods resulted from gains from minority interests in asset managers, higher

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

fixed income-related activity, especially in credit products, securitized products and global rates business, and higher equity-related activity as a result of higher volatility in the global equity markets.

AUM was $277 billion at the 2008 quarter which increased 17% compared to the corresponding 2007 period. Almost all businesses and asset classes experienced an increase in AUM, thus resulting in the overall rise. Assets under management decreased 2% during the 2008 three months from November 30, 2007 due to market depreciation.

Geographic Segments

The Company organizes its operations into three geographic regions:

•                  Europe and the Middle East, inclusive of operations in Russia and Turkey;

•                  Asia-Pacific, inclusive of operations in Australia and India; and

•                  the Americas.

Net revenues presented by geographic region are based upon the location of the senior coverage banker or investment advisor in the case of Investment Banking or Asset Management, respectively, or where the position was risk managed within Capital Markets and Private Investment Management. Certain revenues associated with U.S. products and services that result from relationships with international clients have been classified as international revenues using an allocation process. The methodology for allocating the Firm’s revenues to geographic regions is dependent on the judgment of management. Additionally, because certain components of revenues reflect the overall performance of the Company as well as the performance of individual regions, performance in one segment may be affected by the performance of other segments.

The following presents, in management’s judgment, a reasonable representation of each region’s contribution to net revenues.

Geographic Net Revenues

	Quarter Ended		Percent
In millions	Feb 29, 2008	Feb 28, 2007	Change
Europe and the Middle East	$760	$ 1,368	(44)%
Asia-Pacific	1,348	594	127
Total Non-Americas	2,108	1,962	7
U.S.	1,342	3,028	(56)
Other Americas	57	57	—
Total Americas	1,399	3,085	(55)
Net revenues	$3,507	$ 5,047	(31)%

The below charts illustrate the contribution percentage of each geographic region to total net revenues.

Non-Americas net revenues rose 7% in the 2008 three months to $2.1 billion from $2.0 billion in the 2007 three months, representing 60% of total net revenues in the 2008 three months and 39% in the 2007 three months. Non-U.S. net

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

revenues represented 62% and 40% of total net revenues for the 2008 and 2007 three months periods. The change in geographic concentrations of net revenues was due to the continued expansion of the global franchise, as well as the concentration in the Americas and Europe and the Middle East of the negative valuation adjustments recorded in the 2008 quarter. For a further discussion of negative valuation adjustments recorded in the 2008 three months, see “Impact from Market Events” above.

Net revenues in Europe and the Middle East declined 44% in the 2008 three months from the 2007 three months. Results within Europe and the Middle East reflect higher Investment Banking net revenues, reflecting M&A activity and continued demand for corporate derivatives, as well as higher Investment Management net revenues, as a result of strong client activity within private investment management. Although client volumes were more than double those from the 2007 three month period, net revenues in Capital Markets decreased, reflecting the development of unfavorable credit market and liquidity events within the geography.

Net revenues in Asia-Pacific rose 127% in the 2008 three months from the 2007 three months, reflecting continued growth of the businesses within the region. Capital Markets results were driven by strong performances in equity-related cash products, particularly in India, and principal investing and fixed income-related, foreign exchange and credit offerings. Capital Markets net revenues include approximately $550 million from proprietary investment activity. Investment Banking results were driven by strong IPO and M&A activities. Investment Management results are reflective of continued development of this business segment within the geographic segment.

Liquidity, Funding and Capital Resources

The Company establishes and monitors compliance with guidelines for the level and composition of its liquidity pool and asset funding, the makeup and size of the Company’s balance sheet and the utilization of equity.

Liquidity

The availability of liquidity within the global capital markets continued to contract in the 2008 three months, consistent with the environment experienced in the second half of the 2007 fiscal year. During the 2008 quarter, the Company operated in a liquidity, funding and capital environment characterized by constrained market liquidity driven in part by balance sheet and leverage concerns, partially mitigated by infusions of liquid capital into the markets by central banks’ fiscal actions. The Company’s liquidity pool at February 29, 2008 was approximately $34 billion, slightly down from approximately $35 billion at November 30, 2007. Long-term capital (long-term borrowings, excluding borrowings with remaining contractual maturities within twelve months of the financial statement date, and total stockholders’ equity) was approximately $153 billion at February 29, 2008, up from approximately $146 billion at November 30, 2007.

Liquidity pool. The Company maintains a liquidity pool available to Holdings that covers expected cash outflows for twelve months in a stressed liquidity environment. In assessing the required size of the liquidity pool, the Company assumes that assets outside the liquidity pool cannot be sold to generate cash, unsecured debt cannot be issued, and any cash and unencumbered liquid assets outside of the liquidity pool cannot be used to support the liquidity of Holdings. The Company’s liquidity pool is sized to cover expected cash outflows associated with the following items:

•                  The repayment of approximately $28.0 billion of unsecured debt, which is all of the unsecured debt maturing in the next twelve months issued by Holdings and unregulated entities, excluding approximately $2.9 billion of structured note self-funding trades that are measured at fair value and managed by business units through matched, unencumbered asset portfolios outside of Holdings’ liquidity pool. Regulated entities each maintain their own liquidity pool sized to cover the repayment of the approximately $3.0 billion in aggregate of unsecured debt maturing in the next twelve months issued by those regulated entities.

•                  The funding of commitments to extend credit made by the Company and certain of its unregulated subsidiaries is based on a probabilistic model. The funding of commitments to extend credit made by regulated subsidiaries (including the Company’s banks) is covered by the liquidity pools maintained by these regulated subsidiaries. For additional information, see “Lending-Related Commitments” below and Note 8, “Commitments, Contingencies and Guarantees,” to the Consolidated Financial Statements.

•                  The anticipated impact of adverse changes on secured funding, either in the form of a greater difference between the market and pledge value of assets (also known as “haircuts”) or in the form of reduced borrowing availability.

•                  The anticipated funding requirements of equity repurchases as the Company manages its equity base (including offsetting the dilutive effect of employee incentive plans). See “Equity Management” below.

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition, the liquidity pool is sized to cover the impact of a one notch downgrade of Holdings’ long-term debt ratings, including the additional collateral that would be required to be posted against derivative contracts and other secured funding arrangements. See “Credit Ratings” below.

The liquidity pool is invested in liquid instruments, including cash equivalents, G-7 government bonds and U.S. agency securities, investment grade asset-backed securities and other liquid securities that the Company believes have a highly reliable pledge value. The Company calculates its liquidity pool on a daily basis.

Estimated values of the liquidity pool and other unencumbered (i.e., unpledged) asset portfolios available are:

In billions	February 29, 2008	November 30, 2007
Unregulated
Holdings liquidity pool at pledge value	$ 34.3	$ 34.9
Other unencumbered assets at market value	64.0	63.2
	98.3	98.1
Regulated(1)
Unencumbered assets held at market value	96.9	95.5
Total	$195.2	$193.6

(1)     Regulated subsidiaries, such as the Company’s U.S. and non-U.S. broker-dealers and bank entities, maintain their own liquidity pools to cover their stand-alone expected annualized cash funding needs in a stressed liquidity environment. Unencumbered assets in regulated entities are generally restricted from transfer and therefore considered not available to support the liquidity needs of Holdings’ or other unregulated entities.

Funding of assets. The Company funds assets based on their liquidity characteristics, and utilizes cash capital1 to provide financing for long-term funding needs. The Company’s funding strategy incorporates the following factors:

•     Liquid assets (i.e., assets for which the Company believes a reliable secured funding market exists across all market environments including government bonds, U.S. agency securities, corporate bonds, asset-backed securities and equity securities) are primarily funded on a secured basis.

•      Secured funding “haircuts” are funded with cash capital.

•                Illiquid assets (e.g., fixed assets, intangible assets and margin postings) and less liquid inventory positions (e.g., derivatives, private equity investments, certain corporate loans, certain commercial mortgages and real estate positions) are funded with cash capital.

•     Certain unencumbered assets that are not part of the liquidity pool irrespective of asset quality are also funded with cash capital. These assets are typically unencumbered because of operational and asset-specific factors. The Company does not assume a change in these factors during a stressed liquidity event.

As part of its funding strategy, the Company also takes steps to mitigate the main sources of contingent liquidity risk as  follows:

•     Commitments to extend credit — Cash capital is utilized to cover a probabilistic estimate of expected funding of commitments to extend credit. For a further discussion of commitments, see “Lending-Related Commitments” in this MD&A and Note 8, “Commitments, Contingencies and Guarantees,” to the Consolidated Financial Statements.

•                Ratings downgrade — Cash capital is utilized to cover the liquidity impact of a one-notch downgrade of Holdings’ long-term debt ratings. A ratings downgrade would increase the amount of collateral to be posted against derivative contracts and other secured funding arrangements. For a further discussion of credit ratings and the potential impacts of ratings downgrades, see “Credit Ratings” below.

•     Client financing — The Company provides secured financing to clients typically through repurchase and prime broker agreements. These financing activities can create liquidity risk if the availability and terms of the Company’s own secured borrowing agreements adversely change during a stressed liquidity event and the Company is unable to reflect these changes in client financing agreements. The Company mitigates this risk by entering into term secured borrowing agreements, in which the Company can fund different types of collateral at pre-determined collateralization levels, and by maintaining liquidity pools at regulated broker-dealers.

The Company’s policy is to operate with an excess of long-term funding sources over long-term funding requirements

1               Cash capital consists of stockholders’ equity, the estimated sustainable portion of core deposit liabilities at the Company’s bank subsidiaries, and liabilities with remaining term of one year or more.

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(“cash capital surplus”). The Company seeks to maintain a cash capital surplus at Holdings of at least $2.0 billion. Cash capital surplus at Holdings was $7.0 billion and $8.0 billion at February 29, 2008 and November 30, 2007, respectively. Additionally, at February 29, 2008 and November 30, 2007, the cash capital surplus in regulated entities was approximately $8.8 billion and $12.6 billion, respectively.

The Company hedges the majority of foreign exchange risk associated with investments in subsidiaries in non-U.S. dollar currencies using foreign currency-denominated long-term debt and forwards.

Diversification of funding sources. The Company seeks to diversify its funding sources. The Company issues long-term debt in multiple currencies and across a wide range of maturities to tap many investor bases, thereby reducing reliance on any one source.

•      During the three months ended February 29, 2008, the Company issued $18.2 billion of long-term borrowings. Long-term borrowings (less current portion) increased to $128.3 billion at February 29, 2008, up from $123.2 billion at November 30, 2007 principally to support the growth in assets as well as to pre-fund a portion of 2008 maturities. The weighted-average maturities of long-term borrowings were 7.1 years at both February 29, 2008 and November 30, 2007.

•      The Company diversifies its issuances geographically to minimize refinancing risk and broaden the debt-holder base. As of February 29, 2008, 53% of long-term debt was issued outside the U.S., compared with 54% at November 30, 2007.

•      In order to minimize refinancing risk, the Company establishes threshold amounts (stated as percentages of outstanding long-term borrowings) on long-term borrowings anticipated to mature within any quarterly (12.5%), half-year (17.5%) and full-year (30.0%) interval. At February 29, 2008, those limits were $16.0 billion, $22.5 billion and $38.5 billion, respectively. If the Company were to operate with debt above these levels, the Company would not include the additional amount as a source of cash capital.

•      The Company typically issues in sufficient size to create a liquid benchmark issuance (i.e., sufficient size to be included in the Lehman Bond Index, a widely used index for fixed income asset managers).

Long-term debt is accounted for in long-term-borrowings maturity profile at its contractual maturity date if the debt is redeemable at the Company’s option. Long-term debt that is repayable at par at the holder’s option is included in these limits at its earliest redemption date. Extendible issuances (which mature on an initial specified maturity date, unless the debt holders elect to extend the term of the note for a period specified in the note) are included in these limits at their earliest maturity date.

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The quarterly long-term borrowings maturity schedule over the next five years at February 29, 2008 is as follows:

Long-Term Borrowings Maturity Profile Chart(1)

(1)           Included in long-term debt is $6.0 billion of certain hybrid financial instruments with contingent early redemption features linked to market prices or other triggering events (e.g., the downgrade of a reference obligation underlying a credit-linked note). In the above maturity table, these notes are shown at their contractual maturity. In determining the cash capital value of these notes, however, the Company excluded the portion reasonably expected to mature within twelve months ($2.2 billion) from its cash capital sources at February 29, 2008.

•     The Company uses both committed and uncommitted bilateral and syndicated long-term bank facilities to complement long-term debt issuances. In particular, the Company maintains a $2.0 billion unsecured, committed revolving credit agreement with a syndicate of banks. In March 2008, the Company amended and restated this credit facility for three years to February 2011. In addition, the Company maintains a $2.5 billion multi-currency unsecured, committed revolving credit facility (“European Facility”) with a syndicate of banks for Lehman Brothers Bankhaus AG (“Bankhaus”) and Lehman Brothers Treasury Co. B.V. which expires in April 2010. The ability to borrow under such facilities is conditioned on complying with customary lending conditions and covenants. The Company has maintained compliance with the material covenants under these credit agreements at all times. The Company draws on both of these facilities from time to time in the normal course of conducting business. As of February 29, 2008, there were no outstanding borrowings against either Holdings’ credit facility or the European Facility.

•     The Company has established a $2.4 billion conduit that issues secured liquidity notes to pre-fund high grade loan commitments. This is fully backed by a triple-A rated, third-party, one-year revolving liquidity back stop, which the Company has in turn fully backed. This conduit is consolidated in Holdings’ results of operations.

•     The Company participates in an A-1/P-1-rated multi-seller conduit. This multi-seller issues secured liquidity notes to provide financing. The Company uses this conduit for purposes of funding a portion of contingent acquisition commitments. At February 29, 2008, the Company was contingently committed to providing $0.2 billion of liquidity if the conduit is unable to remarket the secured liquidity notes upon their maturity, generally, one year after a failed remarketing event. This conduit is consolidated in Holdings’ results of operations.

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

•      The Company owns three bank entities: Lehman Brothers Bank, a U.S.-based thrift institution, Lehman Brothers Commercial Bank, a U.S.-based industrial bank, and Bankhaus. These regulated bank entities operate in a deposit-protected environment and are able to source low-cost unsecured funds that are primarily term deposits. These bank entities are generally insulated from a company-specific or market liquidity event, thereby providing a reliable funding source for their mortgage products and selected loan assets and increasing consolidated funding diversification. Overall, these bank entities have raised $28.8 billion and $29.4 billion of customer deposit liabilities as of February 29, 2008 and November 30, 2007, respectively.

•      Bank facilities provide the Company with further diversification and flexibility. For example, the Company draws on committed syndicated credit facilities described above on a regular basis (typically 25% to 50% of the time on a weighted-average basis) to provide the Company with additional sources of long-term funding on an as-needed basis. The Company has the ability to prepay and redraw any number of times and to retain the proceeds for any term up to the maturity date of the facility. As a result, the Company views these facilities as having the same liquidity value as long-term borrowings with the same maturity dates, and the Company includes these borrowings in reported long-term borrowings at the facility’s stated final maturity date to the extent that they are outstanding as of a reporting date.

Funding action plan. The Company has developed and regularly updates a funding action plan, which represents a detailed action plan to manage a stress liquidity event, including a communication plan for regulators, creditors, investors and clients. The funding action plan considers two types of liquidity stress events: a Company-specific event, where there are no issues with overall market liquidity and a broader market-wide event, which affects not just the Company but the entire market.

In a Company-specific event, the Company assumes it would lose access to the unsecured funding market for a full year and have to rely on the liquidity pool available to Holdings to cover expected cash outflows over the next twelve months.

In a market liquidity event, in addition to the pressure of a Company-specific event, the Company also assumes that, because the event is market wide, additional counterparties to whom the Company has extended liquidity facilities draw on these facilities. To mitigate the effect of a market liquidity event, the Company has developed access to additional liquidity sources beyond the liquidity pool at Holdings, including unutilized funding capacity in the Company’s bank entities and unutilized capacity in the Company’s bank facilities. See “Funding of assets” above.

The Company performs regular assessments of funding requirements in stress liquidity scenarios to best ensure the Company can meet funding obligations in all market environments.

Legal entity structure. The Company’s legal entity structure can constrain liquidity available to Holdings. Some of the legal entities, particularly the Company’s regulated broker-dealers and bank entities, are restricted in the amount of funds that they can distribute or lend to Holdings. For a further discussion, see Note 11, “Regulatory Requirements,” to the Consolidated Financial Statements.

Certain regulated subsidiaries are funded with subordinated debt issuances and/or subordinated loans from Holdings, which are counted as regulatory capital for those subsidiaries. The Company’s policy is to fund subordinated debt advances by Holdings to subsidiaries for use as regulatory capital with long-term debt issued by Holdings having a maturity at least one year greater than the maturity of the subordinated debt advance.

Credit Ratings

Like other companies in the securities industry, the Company relies on external sources to finance a significant portion of the Company’s day-to-day operations. The cost and availability of unsecured financing are affected by the Company’s short-term and long-term credit ratings. Factors that may be significant to the determination of credit ratings or otherwise affect the Company’s ability to raise short-term and long-term financing include the Company’s profit margin, earnings trend and volatility, cash liquidity and liquidity management, capital structure, risk level and risk management, geographic and business diversification, and relative positions in the markets in which the Company operates. Deterioration in any of these factors or combination of these factors may lead rating agencies to downgrade the Company’s credit ratings. This may increase the cost of, or possibly limit access to, certain types of unsecured financings and trigger additional collateral requirements in derivative contracts and other secured funding arrangements. In addition, debt ratings can affect certain capital markets revenues, particularly in those businesses where longer-term counterparty performance is critical, such as over-the-counter (“OTC”) derivative transactions, including credit derivatives and interest rate swaps.

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The current ratings of Holdings’ and Lehman Brothers Inc.’s (“LBI”), a wholly owned subsidiary of the Company and a registered broker-dealer, short- and long-term senior borrowings are as follows:

Credit Ratings

	Holdings		LBI
	Short-term	Long-term	Short-term	Long-term
Standard & Poor’s Ratings Services	A-1	A+	A-1+	AA-
Moody’s Investors Service	P-1	A1	P-1	Aa3
Fitch Ratings	F-1+	AA-	F-1+	AA-
Dominion Bond Rating Service Limited	R-1 (middle)	AA (low)	R-1 (middle)	AA

At February 29, 2008, counterparties had the right to require the Company to post additional collateral pursuant to derivative contracts and other secured funding arrangements of approximately $4.3 billion. Additionally, at that date the Company would have been required to post additional collateral pursuant to such arrangements of approximately $0.2 billion in the event the Company was to experience a downgrade of senior debt rating of one notch and a further $5.2 billion in the event the Company was to experience a downgrade of senior debt rating of two notches.

Cash Flows

Cash and cash equivalents of $7.6 billion at February 29, 2008 increased by $0.3 billion from $7.3 billion at November 30, 2007, as net cash provided by financing activities of $11.2 billion was principally offset by net cash used in operating activities of $10.6 billion and net cash used in investing activities of $0.3 billion.

Balance Sheet

Assets. The assets on the Company’s balance sheet consist primarily of Cash and cash equivalents, Financial instruments and other inventory positions owned, and Collateralized agreements. At February 29, 2008, total assets increased by 13.7% to $786.0 billion from $691.1 billion at November 30, 2007, due to an increase in secured financing transactions and net assets. Net assets at February 29, 2008 were $396.7 billion, an increase of $23.7 billion from November 30, 2007, as a result of increases across most inventory categories, as well as customer secured receivables. The Company’s calculation of Net assets excludes from total assets: (i) cash and securities segregated and on deposit for regulatory and other purposes; (ii) collateralized lending agreements; and (iii) identifiable intangible assets and goodwill. The Company believes Net assets to be a more useful measure of assets than total assets because it excludes certain low-risk, non-inventory assets. The Company’s calculation of Net assets may not be comparable to other, similarly titled calculations by other companies as a result of different calculation methodologies.

At February 29, 2008 and November 30, 2007, total and net assets were:

Net Assets

In millions	February 29, 2008	November 30, 2007
Total assets	$ 786,035	$ 691,063
Cash and securities segregated and on deposit for regulatory and other purposes	(16,569)	(12,743)
Collateralized lending agreements	(368,681)	(301,234)
Identifiable intangible assets and goodwill	(4,112)	(4,127)
Net assets	$ 396,673	$ 372,959

Included within Net assets are real estate held for sale, certain high yield instruments and private equity and other principal investments.

Real estate held for sale. The Company invests in real estate through direct investments in equity and debt. The Company records real estate held for sale at the lower of its carrying amount or fair value less cost to sell. The assessment of fair value less cost to sell generally requires the use of management estimates and generally is based on property appraisals provided by third parties and also incorporates an analysis of the related property cash flow projections. The Company had real estate investments of approximately $22.6 billion and $21.9 billion at February 29, 2008 and November 30, 2007, respectively. Because portions of these assets have been financed on a non-recourse basis, the Company’s net investment position was limited to $12.9 billion and $12.8 billion at February 29, 2008 and November 30, 2007, respectively.

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

High yield instruments. The Company underwrites, syndicates, invests in and makes markets in high yield corporate debt securities and loans. The Company defines high yield instruments as securities of or loans to companies rated BB+ or lower or equivalent ratings by recognized rating agencies, as well as non-rated securities or loans that, in management’s opinion, are non-investment grade. High yield debt instruments generally involve greater risks than investment grade instruments and loans due to the issuer’s creditworthiness and the lower liquidity of the market for such instruments. In addition, these issuers generally have relatively higher levels of indebtedness resulting in an increased sensitivity to adverse economic conditions. The Company seeks to reduce these risks through active hedging strategies and through the diversification of products and counterparties.

High yield instruments are carried at fair value, with unrealized gains and losses reflected in Principal transactions in the Consolidated Statement of Income. The Company mitigates aggregate and single-issuer net exposure through the use of derivatives, non-recourse financing and other financial instruments. High yield instruments at February 29, 2008 and November 30, 2007 were as follows:

In millions	February 29, 2008	November 30, 2007
Bonds and loans in established trading markets	$29,893	$32,490
Bonds and loans held awaiting securitization and/or syndication	47	157
Bonds and loans with little or no pricing transparency	958	1,118
High yield instruments	30,898	33,765
Credit risk hedges(1)	(1,627)	(2,337)
High yield position, net	$29,271	$31,428

(1)    Credit risk hedges represent financial instruments with offsetting risk to the same underlying counterparty, but exclude other credit and market risk mitigants which are highly correlated, such as index, basket and/or sector hedges.

Private equity and other principal investments. The Company’s Private Equity business operates in six major asset classes: Merchant Banking, Real Estate, Venture Capital, Credit-Related Investments, Private Funds Investments and Infrastructure. The Company has raised privately-placed funds in these asset classes, for which the Company acts as a general partner and in which the Company has general and in many cases limited partner interests. In addition, the Company generally co-invests in the investments made by the funds or may make other non-fund-related direct investments. At February 29, 2008 and November 30, 2007, private equity related investments totaled $5.0 billion and $4.2 billion, respectively. The real estate industry represented the highest concentrations at 47% and 41% at February 29, 2008 and November 30, 2007, respectively, and the largest single investment was approximately $275 million at both periods.

Private equity investments are measured at fair value based on an assessment of each underlying investment, incorporating valuations that consider expected cash flows, earnings multiples and/or comparisons to similar market transactions, among other factors. Valuation adjustments, which usually involve the use of significant management estimates, are an integral part of pricing these instruments, reflecting consideration of credit quality, concentration risk, sale restrictions and other liquidity factors. For additional information about private equity and other principal investment activities, including related commitments, see Note 8, “Commitments, Contingencies and Guarantees,” to the Consolidated Financial Statements.

Equity Management

The management of equity is a critical aspect of capital management. Determining the appropriate amount of the Company’s equity capital base is dependent on a number of variables, including the amount of equity needed given the Company’s estimation of risk in business activities, the capital required by laws or regulations, and credit rating agencies’ perspectives of capital sufficiency.

The Company continuously evaluates the use of equity with the objective of maximizing shareholder value. In periods where the Company determines levels of equity to be beyond those necessary to support the Company’s business activities, the Company may return capital to shareholders through dividend payments or stock repurchases.

The Company maintains a common stock repurchase program to manage equity capital. In January 2008, the Company’s Board of Directors authorized the repurchase, subject to market conditions, of up to 100 million shares of Holdings’ common stock for the management of equity capital, including consideration of dilution due to employee stock awards. This resolution supersedes the stock repurchase program authorized in 2007. The stock repurchase program is effected principally through open-market purchases, as well as through employee transactions where employees tender shares of common stock to pay for the exercise price of stock options and the required tax withholding obligations upon option exercises and conversion of restricted stock units (“RSUs”) to freely-tradable common stock.

Over the course of the past three months, the Company repurchased through open-market purchases or withheld from

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

employees for the purposes described above approximately 13.0 million shares of common stock at an aggregate cost of approximately $765 million, or $59.05 per share. During the past three months, the Company issued 3.5 million shares resulting from employee stock option exercises and another 28.8 million shares were issued out of treasury stock to an irrevocable grantor trust that holds shares for issuance to employees in satisfaction of RSUs granted under the Firm’s equity compensation plans.

The Company entered into a structured derivative share-buyback trade in December 2007 that was completed in February 2008. The Company delivered cash consideration to the counterparty upon entering the transaction. The counterparty’s obligation under each tranche of the transaction was dependent on Holdings’ stock price at the end of the transaction. If, in respect of any tranche, Holdings’ stock price was greater than a benchmark price, the counterparty was obligated to remit payment for the benchmark price. If Holdings’ stock price was less than the benchmark price, the counterparty was obligated to deliver shares of Holdings’ common stock to the Company. The net effect of the transaction to the Company was a purchase of 1,000,000 shares of Holdings’ common stock and receipt of payment from the counterparty.

Capital Ratios

Leverage Ratios. The relationship of assets to equity is one measure of a company’s capital adequacy. Generally, this leverage ratio is computed by dividing assets by stockholders’ equity. The Company believes that a more meaningful, comparative ratio for companies in the securities industry is net leverage, which is the result of net assets divided by tangible equity capital.

The Company’s net leverage ratio is calculated as net assets divided by tangible equity capital. The Company calculates net assets by excluding from total assets: (i) cash and securities segregated and on deposit for regulatory and other purposes; (ii) collateralized lending agreements; and (iii) identifiable intangible assets and goodwill. The Company believes net leverage based on net assets to be a more useful measure of leverage, because it excludes certain low-risk, non-inventory assets and utilizes tangible equity capital as a measure of equity base. The Company calculates tangible equity capital by including stockholders’ equity and junior subordinated notes and excluding identifiable intangible assets and goodwill. The Company believes tangible equity capital to be a more meaningful measure of equity base for purposes of calculating net leverage because it includes instruments the Company considers to be equity-like and excludes identifiable intangible assets and goodwill because the Company does not view equity used to support those intangible assets and goodwill as available to support remaining net assets. The Company considers junior subordinated notes, generally debt instruments issued to trusts, to be a component of its tangible equity capital base due to certain characteristics of the debt, including its long-term nature, the Company’s ability to defer payments due on the debt and the subordinated nature of the debt in the Company’s equity structure. Junior subordinated notes qualify as regulatory capital for purposes of regulatory reporting as a consolidated supervised entity (“CSE”). Measures of net assets and tangible equity capital may not be comparable to other similarly titled calculations by other companies as a result of different calculation methodologies.

Tangible Equity Capital and Capital Ratios

In millions	February 29, 2008		November 30, 2007
Total stockholders’ equity	$24,832		$22,490
Junior subordinated notes (1), (2)	4,976		4,740
Identifiable intangible assets and goodwill	(4,112)		(4,127)
Tangible equity capital	$25,696		$23,103
Total assets	$786,035		$691,063
Leverage ratio	31.7	x	30.7	x
Net assets	$396,673		$372,959
Net leverage ratio	15.4	x	16.1	x

(1)      See Note 7, “Borrowings and Deposit Liabilities,” to the Consolidated Financial Statements.

(2)      At November 30, 2007, the Company excluded approximately $237 million of junior subordinated notes issued to trusts or limited partnerships.

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Included below are the changes in tangible equity capital at February 29, 2008 and November 30, 2007:

Tangible Equity Capital

In millions	Three Months Ended Feb 29, 2008	Year Ended Nov 30, 2007
Beginning tangible equity capital	$23,103	$18,567
Net income	489	4,192
Dividends on common stock	(106)	(351)
Dividends on preferred stock	(24)	(67)
Common stock open-market repurchases	(697)	(2,605)
Common stock withheld from employees (1)	(69)	(573)
Equity-based award plans (2)	1,086	2,829
Issuance of preferred stock, net of issuance cost	1,856	—
Net change in junior subordinated notes included in tangible equity (3)	236	2,002
Change in identifiable intangible assets and goodwill	15	(765)
Other, net (4)	(193)	(126)
Ending tangible equity capital	$25,696	$23,103

(1)    Represents shares of common stock withheld in satisfaction of the exercise price of stock options and tax withholding obligations upon option exercises and conversion of RSUs.

(2)    This represents the sum of (i) proceeds received from employees upon the exercise of stock options, (ii) the incremental tax benefits from the issuance of stock-based awards, and (iii) the value of employee services received, as represented by the amortization of deferred stock compensation.

(3)    Junior subordinated notes are deeply subordinated and have a long-term maturity and interest deferral features and are utilized in calculating equity capital by leading rating agencies. Junior subordinated notes qualify as regulatory capital for CSE purposes.

(4)    Other, net for the quarter ended February 29, 2008 includes a $178 million decrease to retained earnings from the adoption of FIN No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). Other, net for the year ended November 30, 2007 includes a $67 million net increase to Retained earnings from the adoption of SFAS 157 and SFAS 159 and a $210 million decrease to Accumulated other comprehensive income/(loss) from the adoption of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Retirement Plans (“SFAS 158”). See “Accounting and Regulatory Developments” below for additional information.

Primary Equity Double Leverage. Primary equity double leverage ratio is the comparison of Holdings’ equity investments in subsidiaries to total equity capital (the sum of total stockholders’ equity and junior subordinated notes). As of February 29, 2008, equity investment in subsidiaries was $25.4 billion and total equity capital was $29.8 billion. The Company aims to maintain a primary equity double leverage ratio of 1.0x or below. The Company’s primary equity double leverage ratio was 0.85x and 0.91x as of February 29, 2008 and November 30, 2007, respectively. The Company believes total equity capital to be a more meaningful measure of equity than stockholders’ equity because the Company considers junior subordinated notes to be equity-like due to their subordinated nature, long-term maturity and interest deferral features. The Company believes primary equity double leverage based on total equity capital to be a useful measure of equity investments in subsidiaries. The Company’s calculation of primary equity double leverage may not be comparable to other similarly titled calculations by other companies as a result of different calculation methodologies.

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Lending-Related Commitments

The following table summarizes the contractual amounts of lending-related commitments at February 29, 2008 and November 30, 2007:

	Expiration per Period at February 29, 2008					Total Contractual Amount
In millions	2008	2009	2010- 2011	2012- 2013	Later	Feb 29, 2008	Nov 30, 2007
Lending commitments
High grade (1)	$ 4,232	$ 3,587	$ 6,642	$ 11,381	$ 388	$ 26,230	$ 23,986
High yield (2)	2,504	1,598	1,724	4,785	1,879	12,490	14,420
Contingent acquisition facilities
High grade	7,201	—	—	—	—	7,201	10,230
High yield	3,654	—	—	—	—	3,654	9,749
Mortgage commitments	1,676	536	1,383	266	9	3,870	7,449
Secured lending transactions	113,042	1,594	1,181	420	489	116,726	124,565

(1)    The Company views its net credit exposure for high grade commitments, after consideration of hedges, to be $15.4 billion and $12.2 billion at February 29, 2008 and November 30, 2007, respectively.

(2)    The Company views its net credit exposure for high yield commitments, after consideration of hedges, to be $11.4 billion and $13.1 billion at February 29, 2008 and November 30, 2007, respectively.

The Company uses various hedging and funding strategies to actively manage market, credit and liquidity exposures on these commitments. The Company does not believe total commitments necessarily are indicative of actual risk or funding requirements because the commitments may not be drawn or fully used and such amounts are reported before consideration of hedges.

Lending commitments. Through the Company’s high grade (investment grade) and high yield (non-investment grade) sales, trading and underwriting activities, commitments are made to extend credit in loan syndication transactions. These commitments and any related drawdowns of these facilities typically have fixed maturity dates and are contingent on certain representations, warranties and contractual conditions applicable to the borrower. High yield exposures are defined as securities of or loans to companies rated BB+ or lower or equivalent ratings by recognized credit rating agencies, as well as non-rated securities or loans that, in management’s opinion, are non-investment grade.

The Company had commitments to high grade borrowers at February 29, 2008 and November 30, 2007 of $26.2 billion (net credit exposure of $15.4 billion, after consideration of hedges) and $24.0 billion (net credit exposure of $12.2 billion, after consideration of hedges), respectively. The Company had commitments to high yield borrowers of $12.5 billion (net credit exposure of $11.4 billion, after consideration of hedges) and $14.4 billion (net credit exposure of $13.1 billion, after consideration of hedges) at February 29, 2008 and November 30, 2007, respectively.

Contingent acquisition facilities. The Company provides contingent commitments to investment and non-investment grade counterparties related to acquisition financing. The Company does not believe contingent acquisition commitments are necessarily indicative of actual risk or funding requirements as funding is dependent upon both a proposed transaction being completed and the acquiror fully utilizing the commitment. Typically, these commitments are made to a potential acquiror in a proposed acquisition, which may or may not be completed depending on whether the potential acquiror to whom the commitment was made is successful. A contingent borrower’s ability to draw on the commitment is typically subject to there being no material adverse change in the borrower’s financial condition, among other factors, and the commitments also generally contain certain flexible pricing features to adjust for changing market conditions prior to closing. In addition, acquirors generally utilize multiple financing sources, including other investment and commercial banks, as well as accessing the general capital markets for completing transactions. Therefore, contingent acquisition commitments are generally greater than the amounts the Company ultimately expects to fund. Further, past practice, consistent with the Company’s credit facilitation framework, has been to syndicate acquisition financings to investors. The ultimate timing, amount and pricing of syndication, however, is influenced by market conditions that may not necessarily be consistent with those at the time the commitment was entered. The Company provided contingent commitments to high grade counterparties related to acquisition financing of approximately $7.2 billion and $10.2 billion at February 29, 2008 and November 30, 2007, respectively, and to high yield counterparties related to acquisition financing of approximately $3.7 billion and $9.8 billion at February 29, 2008 and November 30, 2007, respectively.

Mortgage commitments. Through the Company’s mortgage origination platforms, commitments are made to extend mortgage loans. At February 29, 2008 and November 30, 2007, outstanding mortgage commitments were approximately

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

$3.9 billion and $7.4 billion, respectively. These commitments included $0.9 billion and $3.0 billion of residential mortgages and $3.0 billion and $4.4 billion of commercial mortgages at February 29, 2008 and November 30, 2007, respectively. Typically, residential mortgage loan commitments require us to originate mortgage loans at the option of a borrower, generally within 90 days at fixed interest rates. Consistent with past practice, the Company’s intention is to sell residential mortgage loans, once originated, primarily through securitizations. The ability to sell or securitize mortgage loans, however, is dependent on market conditions.

Secured lending transactions. In connection with financing activities, the Company had outstanding commitments under certain collateralized lending arrangements of approximately $4.7 billion and $8.5 billion at February 29, 2008 and November 30, 2007, respectively. These commitments require borrowers to provide acceptable collateral, as defined in the agreements, when amounts are drawn under the lending facilities. Advances made under these lending arrangements typically are at variable interest rates and generally provide for over-collateralization. In addition, at February 29, 2008, the Company had commitments to enter into forward starting secured resale and repurchase agreements, primarily secured by government and government agency collateral, of $59.4 billion and $52.6 billion, respectively, compared to $70.8 billion and $45.3 billion, respectively, at November 30, 2007.

For additional information about lending-related commitments, see Note 8, “Commitments, Contingencies and Guarantees,” to the

Consolidated Financial Statements.

Off-Balance-Sheet Arrangements

In the normal course of business the Company engages in a variety of off-balance-sheet arrangements, including certain derivative contracts meeting the FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”), definition of a guarantee that may require future payments. Other than lending-related commitments already discussed above in “Lending-Related Commitments,” the following table summarizes off-balance-sheet arrangements at February 29, 2008 and November 30, 2007:

	Expiration per Period at February 29, 2008					Total Contractual Amount
In millions	2008	2009	2010- 2011	2012- 2013	Later	Feb 29, 2008	Nov 30, 2007
Derivative contracts (1)	$167,129	$69,272	$187,653	$220,005	$224,990	$869,049	$737,937
Municipal-securities- related commitments	1,387	1,985	195	119	3,812	7,498	6,902
Other commitments with variable interest entities	84	1,311	416	977	6,794	9,582	10,405
Standby letters of credit	1,704	354	2	—	—	2,060	1,690
Private equity and other principal investments	768	689	855	131	—	2,443	2,583

(1)    The Company believes the fair value of these derivative contracts is a more relevant measure of its obligations because the Company believes the notional amount overstates the expected payout. At February 29, 2008 and November 30, 2007, the fair value of these derivative contracts approximated $45.9 billion and $36.8 billion, respectively.

In accordance with FIN 45, the table above includes only certain derivative contracts meeting the FIN 45 definition of a guarantee. For additional information on these guarantees and other off-balance-sheet arrangements, see Note 8 “Commitments, Contingencies and Guarantees,” to the Consolidated Financial Statements.

Derivatives

Neither derivatives’ notional amounts nor underlying instrument values are reflected as assets or liabilities in the Consolidated Statement of Financial Condition. Rather, the market, or fair values, related to derivative transactions are reported in the Consolidated Statement of Financial Condition as assets or liabilities in Derivatives and other contractual agreements, as applicable. Derivatives are presented on a net-by-counterparty basis when a legal right of offset exists, on a net-by-cross product basis when applicable provisions are stated in a master netting agreement; and/or on a net of cash collateral received or paid on a counterparty basis, provided a legal right of offset exists.

The Company enters into derivative transactions both in a trading capacity and as an end-user. Acting in a trading capacity, the Company enters into derivative transactions to satisfy the needs of its clients and to manage the Company’s exposure to market and credit risks resulting from its trading activities (collectively, “Trading-Related Derivatives”).

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

As an end-user, the Company primarily uses derivatives to hedge exposure to market risk (including foreign currency exchange and interest rate risks) and credit risks (collectively, “End-User Derivatives”). When End-User Derivatives are interest rate swaps they are measured at fair value through earnings and the carrying value of the related hedged item is adjusted through earnings for the effect of changes in the fair value of the risk being hedged. The hedge ineffectiveness in these relationships is recorded in Interest expense in the Consolidated Statement of Income. When End-User Derivatives are used in hedges of net investments in non-U.S. dollar functional currency subsidiaries, the gains or losses are reported within Accumulated other comprehensive income/(loss), net of tax, in Stockholders’ equity.

The Company conducts derivative activities through a number of wholly-owned subsidiaries. The Company’s fixed income derivative products business is principally conducted through Lehman Brothers Special Financing Inc., and separately capitalized “AAA” rated subsidiaries, Lehman Brothers Financial Products Inc. and Lehman Brothers Derivative Products Inc. The Company’s equity derivative products business is conducted through Lehman Brothers Finance S.A. and Lehman Brothers OTC Derivatives Inc. The Company’s commodity and energy derivatives product business is conducted through Lehman Brothers Commodity Services Inc. In addition, as a global investment bank, the Company also is a market maker in a number of foreign currencies. Counterparties to the Company’s derivative product transactions primarily are U.S. and foreign banks, securities firms, corporations, governments and their agencies, finance companies, insurance companies, investment companies and pension funds. The Company manages risks associated with derivatives on an aggregate basis, along with the risks associated with non-derivative trading and market-making activities in cash instruments, as part of the Company’s risk management policies. The Company uses industry standard derivative contracts whenever appropriate.

For additional information about accounting policies and Trading-Related Derivative activities, see Note 1, “Summary of Significant Accounting Policies,” and Note 3, “Financial Instruments and Other Inventory Positions,” to the Consolidated Financial Statements.

Special Purpose Entities

The Company enters into various transactions with special purpose entities (“SPEs”). SPEs may be corporations, trusts or partnerships that are established for a limited purpose. There are two types of SPEs, QSPEs and VIEs.

A QSPE generally can be described as an entity whose permitted activities are limited to passively holding financial assets and distributing cash flows to investors based on pre-set terms. The Company’s primary involvement with QSPEs relates to securitization transactions in which transferred assets, including mortgages, loans, receivables and other financial assets, are sold to an SPE that qualifies as a QSPE under SFAS 140. In accordance with SFAS 140 and FIN46(R), the Company does not consolidate QSPEs. The Company recognizes at fair value the interests the Company holds in the QSPEs. The Company derecognizes financial assets transferred to QSPEs, provided the Company has surrendered control over the assets.

Certain SPEs do not meet the QSPE criteria because their permitted activities are not limited sufficiently or the assets are non-qualifying financial instruments (e.g., real estate). These SPEs are referred to as VIEs, and the Company typically uses them to create securities with a unique risk profile desired by investors to intermediate financial risk or to invest in real estate. Examples of the Company’s involvement with VIEs include collateralized debt obligations, synthetic credit transactions, real estate investments through VIEs, and other structured financing transactions. Under FIN 46(R), the Company consolidates a VIE if the Company is the primary beneficiary of the entity. The primary beneficiary is the party that either (i) absorbs a majority of the VIEs expected losses; (ii) receives a majority of the VIEs expected residual returns; or (iii) both.

For a further discussion of consolidation policies, see “Critical Accounting Policies and Estimates—Consolidation Policies” in this MD&A. For a further discussion of securitization activities and involvement with VIEs, see Note 6, “Securitizations and Special Purpose Entities,” to the Consolidated Financial Statements.

Conduits

Conduits are entities established to convey financing. They are thinly capitalized SPE structures established on behalf of a sponsor or sponsors that purchase assets usually from multiple parties, funding those purchases by issuing commercial paper. Assets held in a conduit serve as collateral for the commercial paper issued by the conduit. The Company is a sponsor, guarantor, and/or liquidity and credit facility provider to certain conduits. Specifically:

•      The Company makes certain liquidity commitments and guarantees to commercial paper conduits in support of certain clients’ secured financing transactions. These commitments and guarantees obligate the Company to provide liquidity to these conduits in the event the conduits cannot obtain funding in the market; however, the Company’s obligation is limited to the total amount required to fund clients’ assets in the conduit. At February 29, 2008 and November 30, 2007, the amount of these commitments was approximately $1.2 billion and $1.4

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

billion, respectively. Actual risk to the Company is believed to be limited because these liquidity commitments are over-collateralized with investment grade collateral. For a further discussion, see Note 8, “Commitments, Contingencies and Guarantees—Other Commitments and Guarantees,” to the Consolidated Financial Statements.

•      The Company provides limited downside protection guarantees to investors in certain VIEs. These guarantees may include a guaranteed return of the investors’ initial investment or of the investors’ initial investment plus an agreed upon return depending on the terms. At February 29, 2008 and November 30, 2007, these commitments were approximately $6.6 billion and $6.1 billion, respectively. The Company believes actual risk to be limited because the Company’s obligations are collateralized by the VIEs’ assets and contain significant constraints under which downside protection will be available (e.g., the VIE is required to liquidate assets in the event certain loss levels are triggered). For a further discussion, see Note 8, “Commitments, Contingencies and Guarantees—Other Commitments and Guarantees,” to the Consolidated Financial Statements.

•      The Company participates in an A-1/P-1-rated multi-seller conduit. This multi-seller issues secured liquidity notes to provide financing. The Company’s intention is to utilize this conduit for purposes of funding a portion of contingent acquisition commitments. At February 29, 2008 and November 30, 2007, the Company was contingently committed to provide approximately $0.2 billion and $1.6 billion, respectively, of liquidity if the conduit is unable to remarket the secured liquidity notes upon their maturity, generally, one year after a failed remarketing event. At February 29, 2008, this conduit is consolidated in the Company’s results of operations. For a further discussion, see Note 8, “Commitments, Contingencies and Guarantees—Other Commitments and Guarantees,” to the Consolidated Financial Statements.

•      The Company has established a $2.4 billion conduit that issues secured liquidity notes to pre-fund high grade loan commitments. The conduit’s obligations are fully backed by a triple-A rated, third-party, one-year revolving liquidity back stop, which the Company has, in turn, fully backed. This conduit is consolidated in the Company’s results of operations.

Risk Management

The Company’s goal is to realize returns from business commensurate with the risks assumed. The Company’s business activities have inherent risks that the Company monitors, evaluates and manages through a comprehensive risk management structure. These risks include market, credit, liquidity, operational and reputational exposures, among others.

The bases of risk control processes are:

•      The Company establishes policies to document risk principles, risk capacity and tolerance levels.

•      The Company monitors and enforces adherence to risk policies.

•      The Company measures quantifiable risks using methodologies and models based on tested assumptions.

•      The Company identifies emerging risks through monitoring portfolios, new business development, unusual or complex transactions and external events and market influences.

•      The Company reports risks to stakeholders.

Risk Management Structure

While risk cannot be completely eliminated, the Company has designed an internal control environment to put appropriate risk mitigants in place. Control processes separate the duties of risk management from revenue generation and effect management oversight of the risk management function.

Overall risk limits and risk management policies, including establishment of risk tolerance levels, are determined by the Risk Committee. The Risk Committee, which includes management’s Executive Committee, the Global Head of Risk Management and certain other members of senior management, reviews risk exposures, position concentrations and risk-taking activities on a weekly basis, or more frequently as needed. The Company’s Risk Committee allocates the usage of capital to the businesses and establishes trading and credit limits for counterparties with a goal to maintain diversification of businesses, counterparties and geographic presence.

The Global Risk Management Division (the “Division”) is independent of revenue-generation but maintains a presence in regional trading centers as well as in key sales offices. The Division’s role is to assist in explaining risks and making them

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

clear to management and others. The organization of the Division reflects the Company’s integrated approach to risk management, bringing together the skill sets of credit, market, quantitative, sovereign and operational risk management groups.

Market Risk

Market risk is the potential change to the market value of trading and investing positions. The Company assumes market risk in market-making, specialist, proprietary trading, investing and underwriting activities.

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

•      Changes in asset valuations.

Responsibility for defining and monitoring market risk tolerance levels is that of the Company’s Market Risk Management Department (the “MRM Department”). Based upon the MRM Department’s established thresholds, management applies business judgment to mitigate these risks, managing risk exposures by diversifying portfolios, limiting position sizes and establishing economic hedges. Both the MRM Department and management also rely upon the Quantitative Risk Management Department (the “QRM Department”) to ensure that both quantifiable and unquantifiable risk is identified, assessed and managed.

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

VaR. The Company estimates VaR using a model that simulates the impact market risk factors would have on its portfolio. The Company’s calculation of VaR is an approximation of earning and loss distributions its portfolio would realize if current market risks were observed in historical markets.

In a historical simulation VaR, portfolio positions have offsetting risk characteristics, referred to as diversification benefit. The Company measures the diversification benefit within its portfolio by historically simulating how the positions in its current portfolio would have behaved in relation to each other as opposed to using a static estimate of a diversification benefit, which remains relatively constant from period to period. From time to time there will be changes in its historical simulation VaR due to changes in the diversification benefit across the Company’s portfolio of financial instruments.

VaR measures have inherent limitations including: historical market conditions and historical changes in market risk factors may not be accurate predictors of future market conditions or future market risk factors; VaR measurements are based on current positions, while future risk depends on future positions; and VaR based on a one-day measurement period does not fully capture the market risk of positions that cannot be liquidated or hedged within one day. VaR is not intended to capture worst case scenario losses and the Company could incur losses greater than the VaR amounts reported.

There is no uniform industry methodology for estimating VaR. Different assumptions concerning the number of risk factors; the duration of the time series; the weighting, if any, of risk factors against the time series and daily changes in these risk factors, as well as different methodologies could produce materially different results and therefore caution should be used when comparing VaR measures among comparable institutions.

To compute historical simulation VaR, the Company uses four years of historical data, weighted to give greater impact to more recent time periods in simulating potential changes in market risk factors, and estimates the amount that its current portfolio could lose with a specified degree of confidence, over a given time interval. For the table below, a one-day time interval and a 95% confidence level were used. This means that there is a 1-in-20 chance that daily trading net revenue losses on a particular day would exceed the reported VaR.

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

VaR — Historical Simulation

			Average VaR Three		Three Months Ended
	At		Months Ended		February 29, 2008
In millions	Feb 29, 2008	Nov 30, 2007	Feb 29, 2008	Nov 30, 2007	High	Low
Interest rate risk	$ 90	$ 96	$ 103	$ 89	$ 126	$ 78
Equity price risk	43	50	49	51	62	35
Foreign exchange risk	14	11	13	10	16	10
Commodity risk	11	13	13	11	16	9
Diversification benefit	(52)	(46)	(48)	(37)
	$ 106	$ 124	$ 130	$ 124	$ 155	$ 94

Using the same four years of historical data, the following table presents historical simulation VaR on a weighted and un-weighted basis. In simulating potential changes in market risk factors and estimating the amount that the Company’s current portfolio could lose with a specified degree of confidence, the weighted VaR calculation gives greater impact to more recent time periods and the un-weighted VaR calculation gives equal impact to the four year time period.

			Average VaR Three		Three Months Ended
	At		Months Ended		February 29, 2008
In millions	Feb 29, 2008	Nov 30, 2007	Feb 29, 2008	Nov 30, 2007	High	Low
Weighted Basis	$ 106	$ 124	$ 130	$ 124	$ 155	$ 94
Un-Weighted Basis	89	85	97	100	108	81

The average size of exposures declined during the quarter ended February 29, 2008 compared to the prior quarter. The increase in the quarterly average historical simulation VaR calculated on a weighted basis was due to increased market volatilities, which increased the overall risk according to this measure across multiple business segments.

As part of the Company’s risk management control processes, daily trading net revenues are monitored and compared with reported historical simulation VaR as of the end of the prior business day. In the quarter ended February 29, 2008, there were no days when daily net trading loss exceeded historical simulation VaR as measured at the close of the previous business day.

Real estate investments are not financial instruments and therefore not contemplated within the VaR calculation. The Company uses stress testing to evaluate risks associated with its real estate portfolios. As of February 29, 2008, the Company had approximately $22.6 billion of real estate investments; however, the Company’s net investment at risk was limited to $12.9 billion as a portion of these assets have been financed on a non-recourse basis. As of February 29, 2008, the Company estimates that a hypothetical 10% decline in the underlying property values associated with the non-syndicated investments would have resulted in a net revenue loss of approximately $993 million.

Credit Risk

Credit risk represents the loss incurred as a result of failure by a client, counterparty or issuer to meet its contractual obligations. Credit risk is inherent in traditional banking products (loans, commitments to lend and contingent liabilities) and in “traded” products (derivative contracts such as forwards, swaps and options, repurchase agreements, including repos and reverse repos), debt securities and securities borrowing and lending transactions.

Management and in particular the Company’s Credit Risk Management Department (the “CRM Department”) define and monitor credit risk and exposure. The CRM Department approves counterparties, assigns internal risk ratings, and establishes credit limits, among other risk mitigation procedures. The CRM Department monitors and reviews counterparty risk ratings, current credit exposures and potential credit exposures across products and recommends valuation adjustments, when appropriate. Given market events or counterparties’ changes in financial conditions, additional review and adjustment procedures may be undertaken. The Company also seeks to reduce current and potential credit exposures by entering into agreements that: offset receivables from and payables to a counterparty; obtain upfront or contingent collateral from counterparties; provide a third-party guarantee for a counterparty’s obligations; and transfer credit risk to third parties using structures or techniques such as credit derivatives. Working with the MRM Department, the CRM Department also participates in transaction approval, where the risks of the transaction on a stand-alone basis as well as aggregate risk exposure to the obligor are considered.

Credit risk on derivatives. Derivatives are exchange traded or privately negotiated contracts that derive their value from an underlying asset. Derivatives are useful for risk management because the fair values or cash flows of derivatives can be used to offset the changes in fair values or cash flows of other financial instruments. In addition to risk management, the Company enters into derivative transactions for purposes of client transactions or establishing trading positions. The presentation of derivatives in the Consolidated Statement of Financial Position is net of payments and

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

receipts and, in instances where management determines a legal right of offset exists as a result of a netting agreement, net-by-counterparty. Risk for an OTC derivative includes credit risk associated with the counterparty in the negotiated contract and continues for the duration of that contract.

The fair value of OTC derivative assets at February 29, 2008 and November 30, 2007, was $52.4 billion and $41.3 billion, respectively; however, the Company views its net credit exposure to have been $45.7 billion and $34.6 billion at February 29, 2008 and November 30, 2007, respectively, representing the fair value of OTC derivative contracts in a net receivable position after consideration of collateral.

The following tables set forth the fair value of OTC derivative assets and liabilities by contract type and related net credit exposure, as of February 29, 2008 and November 30, 2007.

Fair Value of OTC Derivative Contracts by Maturity

	February 29, 2008
					Cross
					Maturity,
					Cross
					Product
	Less			Greater	and Cash		Net
	than	1 to 5	5 to 10	than 10	Collateral	OTC	Credit
In millions	1 Year	Years	Years	Years	Netting(1)	Derivatives	Exposure
Assets
Interest rate, currency and credit default swaps and options	$6,828	$27,881	$23,423	$22,781	$(49,831)	$31,082	$30,250
Foreign exchange forward contracts and options	4,257	681	550	228	(2,629)	3,087	2,493
Other fixed income securities contracts(2)	11,496	1,190	190	11	(1,031)	11,856	9,019
Equity contracts	3,649	2,884	1,445	1,375	(3,023)	6,330	3,895
	$26,230	$32,636	$25,608	$24,395	$(56,514)	$52,355	$45,657
Liabilities
Interest rate, currency and credit default swaps and options	$5,866	$13,469	$19,224	$15,237	$(38,548)	$15,248
Foreign exchange forward contracts and options	4,180	828	560	186	(2,075)	3,679
Other fixed income securities contracts(3)	6,278	1,600	407	—	(458)	7,827
Equity contracts	5,524	8,401	1,579	340	(6,535)	9,309
	$21,848	$24,298	$21,770	$15,763	$(47,616)	$36,063

(1)

Cross-maturity netting represents the netting of receivable balances with payable balances for the same counterparty across maturity and product categories. Receivable and payable balances with the same counterparty in the same maturity category are netted within the maturity category when appropriate. Cash collateral received or paid is netted on a counterparty basis, provided legal right of offset exists. Assets and liabilities at February 29, 2008 were netted down for cash collateral of approximately $26.5 billion and $17.6 billion, respectively.

(2)	Includes commodity derivative assets of $2.9 billion.
(3)	Includes commodity derivative liabilities of $2.7 billion.

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

	November 30, 2007
					Cross
					Maturity,
					Cross
					Product
	Less			Greater	and Cash		Net
	than	1 to 5	5 to 10	than 10	Collateral	OTC	Credit
In millions	1 Year	Years	Years	Years	Netting(1)	Derivatives	Exposure
Assets
Interest rate, currency and credit default swaps and options	$4,814	$22,407	$13,915	$15,901	$(35,009)	$22,028	$21,718
Foreign exchange forward contracts and options	2,940	432	390	166	(1,449)	2,479	1,954
Other fixed income securities contracts(2)	8,015	866	89	15	(535)	8,450	6,890
Equity contracts	4,615	2,469	629	2,470	(1,826)	8,357	4,043
	$20,384	$26,174	$15,023	$18,552	$(38,819)	$41,314	$34,605
Liabilities
Interest rate, currency and credit default swaps and options	$4,499	$12,355	$11,483	$11,873	$(29,295)	$10,915
Foreign exchange forward contracts and options	3,578	540	530	126	(1,886)	2,888
Other fixed income securities contracts(3)	5,474	608	322	2	(382)	6,024
Equity contracts	5,007	5,584	795	2,928	(5,035)	9,279
	$18,558	$19,087	$13,130	$14,929	$(36,598)	$29,106

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

Presented below is an analysis of net credit exposure at February 29, 2008 and November 30, 2007 for OTC contracts based on actual ratings made by external rating agencies or by equivalent ratings established and used by the Company’s CRM Department.

Net Credit Exposure

		Less			Greater	Total
Counterparty	S&P/Moody’s	than	1 to 5	5 to 10	than	February 29,	November 30,
Risk Rating	Equivalent	1 Year	Years	Years	10 Years	2008	2007
iAAA	AAA/Aaa	5%	7%	7%	6%	25%	24%
iAA	AA/Aa	14	6	3	4	27	26
iA	A/A	9	5	5	14	33	37
iBBB	BBB/Baa	4	1	1	2	8	7
iBB	BB/Ba	2	1	—	—	3	3
iB or lower	B/B1or lower	1	2	1	—	4	3
		35%	22%	17%	26%	100%	100%

Revenue Volatility

The overall effectiveness of risk management practices can be evaluated on a broader perspective when analyzing the distribution of daily net trading revenues over time. The following table shows a measure of daily trading net revenue volatility, utilizing actual daily trading net revenues over the previous rolling 250 trading days at a 95% confidence level. This measure represents the loss relative to the median actual daily trading net revenues over the previous rolling 250 trading days, measured at a 95% confidence level. This means there is a 1-in-20 chance that actual daily trading net revenues would be expected to decline by an amount in excess of the reported revenue volatility measure.

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

			Average Revenue Volatility		Three Months Ended
	Revenue Volatility At		Three Months Ended		February 29, 2008
In millions	Feb 29, 2008	Nov 30, 2007	Feb 29, 2008	Nov 30, 2007	High	Low
Interest rate risk	$ 83	$ 75	$ 77	$58	$ 83	$73
Equity price risk	48	44	47	41	48	44
Foreign exchange risk	7	6	6	6	7	6
Commodity risk	5	4	5	4	5	4
Diversification benefit	(39)	(34)	(32)	(34)
	$ 104	$ 95	$103	$75	$110	$94

Average trading net revenue volatility measured in this manner was $103 million for the quarter ended February 29, 2008, a 37% increase from the comparable measure for the quarter ended November 30, 2007.  The increase of this measurement was primarily driven by increased volatilities in overall markets.

The following chart sets forth the frequency distribution for daily trading net revenues for Capital Markets and Investment Management business segments (including trading activity in the fixed income and equity markets undertaken on behalf of client investors and excluding any trading activity undertaken on behalf of those investors in private equity offerings) for the quarters ended February 29, 2008 and February 28, 2007:

For the quarters ended February 29, 2008 and February 28, 2007, the largest loss in daily trading net revenues, including valuation adjustments, on any single day was $113 million and $57 million, respectively.

Liquidity Risk

Liquidity risk is the potential that the Company is unable to:

•      Meet payment obligations when due;

•      Borrow funds in the market on an on-going basis and at an acceptable price to fund actual or proposed commitments; or

•      Liquidate assets in a timely manner at a reasonable price.

Management’s Finance Committee is responsible for developing, implementing and enforcing liquidity, funding and capital policies. These policies include recommendations for capital and balance sheet size as well as the allocation of capital to the business units. Management’s Finance Committee oversees compliance with policies and limits with the goal of ensuring the Company is not exposed to undue liquidity, funding or capital risk.

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s liquidity strategy seeks to ensure that the Company maintains sufficient liquidity to meet funding obligations in all market environments. That strategy is centered on five principles:

•      Maintaining a liquidity pool that is of sufficient size to cover expected cash outflows for one year in a stressed liquidity environment.

•      Relying on secured funding only to the extent that the Company believes it would be available in all market environments.

•      Diversifying funding sources to minimize reliance on any given provider.

•      Assessing liquidity at the legal entity level. For example, because legal entity structure can constrain liquidity available to Holdings, the Company’s liquidity pool excludes liquidity that is restricted from availability to Holdings.

•      Maintaining a comprehensive funding action plan to manage a stress liquidity event, including a communication plan for regulators, creditors, investors and clients.

For further discussion of the Company’s liquidity positions, see “Liquidity, Funding and Capital Resources” in this MD&A.

Operational Risk

Operational risk is the risk of loss resulting from inadequate or failed internal processes, people and systems, or from external causes, whether deliberate, accidental or natural. Operational risk may arise from mistakes, intentional or otherwise, in the execution, confirmation or settlement of transactions or from transactions not being properly recorded, evaluated or accounted. The Company’s businesses are highly dependent on the ability to daily process a large number of transactions across numerous and diverse markets in many currencies, and these transactions have become increasingly complex. Consequently, the Company relies heavily on financial, accounting and other data processing systems. In recent years, the Company has substantially upgraded and expanded the capabilities of data processing systems and other operating technology, and the Company expects that it will need to continue to upgrade and expand in the future to avoid disruption of, or constraints on, the Company’s operations.

The Operational Risk Management Department is responsible for implementing and maintaining overall global operational risk management framework, which seeks to minimize these risks through assessing, reporting, monitoring and mitigating operational risks.

The Company has a company-wide business continuity plan (the “BCP”). The BCP objective is to ensure that the Company can continue critical operations with limited processing interruption in the event of a business disruption. The business continuity group manages internal incident response process and develops and maintains continuity plans for critical business functions and infrastructure. This includes determining how vital business activities will be performed until normal processing capabilities can be restored. The business continuity group is also responsible for facilitating disaster recovery and business continuity training and preparedness for employees.

Reputational and Other Risk

The Company recognizes that maintaining its reputation among clients, investors, regulators and the general public is critical. Maintaining the Company’s reputation depends on a large number of factors, including the selection of clients and the conduct of business activities. The Company seeks to maintain its reputation by screening potential clients and by conducting business activities in accordance with high ethical standards.

Potential clients are screened through a multi-step process that begins with the individual business units and product groups. In screening clients, these groups undertake a comprehensive review of the client and its background and the potential transaction to determine, among other things, whether they pose any risks to reputation. Potential transactions are screened by independent committees in the Firm, which are composed of senior members from various corporate divisions of the Company including members of the Division. These committees review the nature of the client and its business, the due diligence conducted by the business units and product groups and the proposed terms of the transaction to determine overall acceptability of the proposed transaction. In so doing, the committees evaluate the appropriateness of the transaction, including a consideration of ethical and social responsibility issues and the potential effect of the transaction on the Company’s reputation.

The Company is exposed to other risks having an ability to adversely impact business. Such risks include legal, geopolitical, tax and regulatory risks that may come to bear due to changes in local laws, regulations, accounting

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

standards or tax statutes. To assist in the mitigation of such risks, the Company monitors and reviews regulatory, statutory or legal proposals that could impact the Company’s businesses. See “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Certain Factors Affecting Results of Operations” in the Form 10-K.

Accounting and Regulatory Developments

The following summarizes accounting standards that have been issued during the periods covered by the Consolidated Financial Statements and the effect of adoption on results of operations, if any, actual or estimated.

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

The Company elected to early adopt SFAS 157 at the beginning of the 2007 fiscal year and recorded the difference between the carrying amounts and fair values of (i) stand-alone derivatives and/or certain hybrid financial instruments measured using the guidance in EITF 02-3 on recognition of a trading profit at the inception of a derivative, and (ii) financial instruments that are traded in active markets that were measured at fair value using block discounts, as a cumulative-effect adjustment to opening retained earnings. As a result of adopting SFAS 157, the Company recognized a $45 million after-tax ($78 million pre-tax) increase to opening retained earnings. For additional information regarding the Company’s adoption of SFAS 157, see Note 4, “Fair Value of Financial Instruments,” to the Consolidated Financial Statements.

SFAS 158. In September 2006, the FASB issued SFAS 158, which requires an employer to recognize the over- or under-funded status of its defined benefit postretirement plans as an asset or liability in its Consolidated Statement of Financial Condition, measured as the difference between the fair value of the plan assets and the benefit obligation. For pension plans, the benefit obligation is the projected benefit obligation; while for other postretirement plans the benefit obligation is the accumulated postretirement obligation. Upon adoption, SFAS 158 requires an employer to recognize previously unrecognized actuarial gains and losses and prior service costs within Accumulated other comprehensive income/(loss), net of tax, a component of Stockholders’ equity. In accordance with the guidance in SFAS 158, the Company adopted this provision of the standard for the year ended November 30, 2007. The adoption of SFAS 158 reduced Accumulated other comprehensive loss, by $210 million after-tax ($344 million pre-tax) at November 30, 2007.

SFAS 159. In February 2007, the FASB issued SFAS 159 which permits certain financial assets and financial liabilities to be measured at fair value, using an instrument-by-instrument election. The initial effect of adopting SFAS 159 must be accounted for as a cumulative-effect adjustment to opening retained earnings for the fiscal year in which the Company applies SFAS 159. Retrospective application of SFAS 159 to fiscal years preceding the effective date is not permitted.

The Company elected to early adopt SFAS 159 beginning in the 2007 fiscal year and to measure at fair value substantially all hybrid financial instruments not previously accounted for at fair value under SFAS No. 155, as well as certain deposit liabilities at the Company’s U.S. banking subsidiaries. The Company elected to adopt SFAS 159 for these instruments to reduce the complexity of accounting for these instruments under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. As a result of adopting SFAS 159, the Company recognized a $22 million after-tax increase ($35 million pre-tax) to opening retained earnings as of December 1, 2006, representing the effect of changing the measurement basis of these financial instruments from an adjusted amortized cost basis at November 30, 2006 to fair value. For additional information regarding the adoption of SFAS 159, see Note 4, “Fair Value of Financial Instruments,” to the Consolidated Financial Statements.

SFAS 141(R). In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) expands the definition of transactions and events that qualify as business combinations; requires that the acquired assets and liabilities, including contingencies, be recorded at the fair value determined on the acquisition date and changes thereafter reflected in revenue, not goodwill; changes the recognition timing for restructuring costs; and requires

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

acquisition costs to be expensed as incurred. Adoption of SFAS 141(R) is required for combinations after December 15, 2008. Early adoption and retroactive application of SFAS 141(R) to fiscal years preceding the effective date are not permitted. The Company is evaluating the impact of adoption on its Consolidated Financial Statements.

SFAS 160. In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements (“SFAS 160”). SFAS 160 re-characterizes minority interests in consolidated subsidiaries as non-controlling interests and requires the classification of minority interests as a component of equity. Under SFAS 160, a change in control will be measured at fair value, with any gain or loss recognized in earnings. The effective date for SFAS 160 is for annual periods beginning on or after December 15, 2008. Early adoption and retroactive application of SFAS 160 to fiscal years preceding the effective date are not permitted. The Company is evaluating the impact of adoption on its Consolidated Financial Statements.

SFAS 161. In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 requires specific disclosures regarding the location and amounts of derivative instruments in the Company’s financial statements; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect the Company’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued and for fiscal years and interim periods after November 15, 2008. Early application is permitted. Because SFAS 161 impacts the Company’s disclosure and not its accounting treatment for derivative instruments and related hedged items, the Company’s adoption of SFAS 161 will not impact the Consolidated Financial Statements.

FIN 48. In June 2006, the FASB issued FIN 48.  FIN 48 sets out a framework for management to use to determine the appropriate level of tax reserves to maintain for uncertain tax positions. FIN 48 uses a two-step approach wherein a tax benefit is recognized if a position is more likely than not to be sustained, and the amount of benefit is then measured on a probabilistic approach, as defined in FIN 48. FIN 48 also sets out disclosure requirements to enhance transparency of an entity’s tax reserves. The Company adopted FIN 48 at the beginning of the 2008 fiscal year and recognized a decrease to opening retained earnings of approximately $178 million. For additional information regarding the adoption of FIN 48, see Note 10, “Income Taxes,” to the Consolidated Financial Statements.

SOP 07-1. In June 2007, the AICPA issued Statement of Position (“SOP”) No. 07-1, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies (“SOP 07-1”). SOP 07-1 addresses when the accounting principles of the AICPA Audit and Accounting Guide Investment Companies must be applied by an entity and whether those accounting principles must be retained by a parent company in consolidation or by an investor in the application of the equity method of accounting. The effective date for SOP 07-1 was initially for fiscal years beginning on or after December 15, 2007; however, in February 2008, the FASB directed the FASB staff to issue SOP 07-1-1 Effective Date of AICPA Statement of Position 07-1 (“SOP 07-1-1”), which indefinitely delays the effective dates for SOP 07-1 and FASB Staff Position (“FSP”) FIN 46(R)-7, Application of FASB Interpretation No. 46(R) to Investment Companies which was effective upon adoption of SOP 07-1.

FSP FIN 39-1. In April 2007, the FASB directed the FASB Staff to issue FSP No. FIN 39-1, Amendment of FASB Interpretation No. 39 (“FSP FIN 39-1”). FSP FIN 39-1 modifies FIN No. 39, Offsetting of Amounts Related to Certain Contracts, and permits companies to offset cash collateral receivables or payables with net derivative positions under certain circumstances. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. FSP FIN 39-1 does not affect the Consolidated Financial Statements because it clarified the acceptability of existing market practice, which the Company uses, of netting cash collateral against net derivative assets and liabilities.

FSP FIN 48-1. In May 2007, the FASB directed the FASB Staff to issue FSP No. FIN 48-1, Definition of “Settlement” In FASB Interpretation No. 48 (“FSP FIN 48-1”). Under FSP FIN 48-1, a previously unrecognized tax benefit may be subsequently recognized if the tax position is effectively settled and other specified criteria are met. The Company adopted FSP FIN 48-1 upon adoption of FIN 48.

FSP FAS 140-3.  In February 2008, the FASB directed the FASB Staff to issue FSP No. FAS 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions (“FSP FAS 140-3”).  Under FSP FAS 140-3, it is presumed that an initial transfer of a financial asset and a repurchase are considered part of the same arrangement, known as a linked transaction. However, if certain criteria are met, the initial transfer and repurchase financing may not be evaluated as a linked transaction and must be evaluated separately under FAS 140. FSP FAS 140-3 will be effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  Earlier application is not permitted.  The Company is evaluating the impact of adopting FSP FAS 140-3 on the Consolidated Financial Statements.

SAB 109. In November 2007, the SEC issued Staff Accounting Bulletin (“SAB”) No. 109, Written Loan Commitments

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Recorded at Fair Value Through Earnings (“SAB 109”). SAB 109 supersedes SAB No. 105, Loan Commitments Accounted for as Derivative Instruments (“SAB 105”), and expresses the view, consistent with the guidance in SFAS 156 and SFAS 159, that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SAB 105 also expressed the view that internally-developed intangible assets (such as customer relationship intangible assets) should not be recorded as part of the fair value of a derivative loan commitment. SAB 109 retains that view and broadens its application to all written loan commitments that are accounted for at fair value through earnings. Adoption of SAB 109 did not have a material affect on the Consolidated Financial Statements.

Effect of Adoption. The table presented below summarizes the impact of adoption from the accounting developments summarized above on the results of operations:

		Accumulated Other
		Comprehensive	Retained Earnings
In millions	Date of Adoption	Income/(Loss)	Increase/(Decrease)
Year Ended November 30, 2007
SFAS 157	December 1, 2006		$ 45
SFAS 158	November 30, 2007	$(210)
SFAS 159	December 1, 2006		22
Quarter Ended February 29, 2008
FIN 48	December 1, 2007		(178)

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

On January 8, 2008, the SEC’s Office of Chief Accountant (the “OCA”) issued a letter (the “OCA Letter”) addressing accounting issues that may be raised by the ASF Framework. Specifically, the OCA Letter expressed the view that if a Segment 2 Subprime ARM Loan is modified pursuant to the ASF Framework and that loan could legally be modified, the OCA will not object to continued status of the transferee as a QSPE under SFAS 140. Concurrent with the issuance of the OCA Letter, the OCA requested the FASB to immediately address the issues that have arisen in the application of the QSPE guidance in SFAS 140. Any loan modifications the Company makes in accordance with the ASF Framework will not have a material impact on its accounting for U.S. subprime residential mortgage loans nor securitizations or retained interests in securitizations of U.S. subprime residential mortgage loans.

At February 29, 2008, the Company had approximately 186 Segment 2 Subprime ARM Loans. None had been modified under the ASF Framework.

Basel II. As of December 1, 2005, the Company became regulated by the SEC as a consolidated supervised entity (“CSE”). This supervision subjects the Company to group-wide supervision and examination by the SEC, minimum capital requirements on a consolidated basis and reporting (including reporting of capital adequacy measurement consistent with the standards adopted by the Basel Committee on Banking Supervision) and notification requirements. CSE capital requirements for the Company are principally driven by market, credit and operational risk amounts computed using methodologies developed by the Company and approved by the SEC.

The Basel Committee on Banking Supervision published an updated framework to calculate risk-based capital requirements in June 2004 (“Basel II”). In September 2006, U.S. federal bank regulators announced their intent to implement Basel II in the U.S. On December 10, 2007, the U.S. federal bank regulators published final rules to implement new risk-based capital requirements in the U.S. for large, internationally active (core) banking organizations.

LEHMAN BROTHERS HOLDINGS INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The CSE regulations are intended to provide consolidated supervision of investment bank holding companies that is broadly consistent with U.S. federal bank regulatory oversight of  bank  holding  companies. Basel II is meant to be applied on a consolidated basis for banking institutions or bank holding companies that have consolidated total assets of $250 billion or more and/or consolidated total on-balance-sheet foreign exposure of $10 billion or more. Basel II provides two broad methods for calculating minimum capital requirements related to credit risk: (i) a standardized approach that relies heavily upon external credit assessments by major independent credit rating agencies; and (ii) an internal ratings-based approach, at foundation or advanced levels, that permits the use of internal rating assessments in determining required capital.

Beginning January 2008, certain of the Company’s subsidiaries in Europe, became subject to the Basel II requirements. The time frame in which Basel II requirements would become effective for U.S. banking institutions or bank holding companies is contemplated to be on or after (i) completion of four consecutive quarterly parallel calculations, in which an entity would remain subject to existing risk-based capital rules but also calculate its risk-based capital requirements under the new Basel II framework; and (ii) a series of transitional periods during which an entity would report under the new framework, subject to supervisory mandated minimum regulatory capital requirements.

Additionally and as an increasing number of global banking organizations become subject to Basel II, new interpretations may arise, and harmonization among regulators could impact the regulatory capital standards under which the Company operates as a CSE, as well as the requirements for some of the Company’s regulated subsidiaries.

Effects of Inflation

Because the Company’s assets are, to a large extent, liquid in nature, they are not significantly affected by inflation. However, the rate of inflation affects such expenses as employee compensation, office space leasing costs and communications charges, which may not be readily recoverable in the prices of services the Company offers. To the extent inflation results in rising interest rates and has other adverse effects on the securities markets, it may adversely affect the consolidated financial condition and results of operations in certain businesses.

LEHMAN BROTHERS HOLDINGS INC.

PART I- FINANCIAL INFORMATION

ITEM 3.                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management” in Part I, Item 2, in this Report is incorporated herein by reference.

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

LEHMAN BROTHERS HOLDINGS INC.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Part I, Item 3, “Legal Proceedings,” in the Form 10-K for a complete description of certain proceedings previously reported by the Company, including those listed below; only significant subsequent developments in such proceedings and new matters, if any, since the filing of the Form 10-K are described below. Capitalized terms used in this Item that are defined in the Form 10-K have the meanings ascribed to them in the Form 10-K.

The Company is involved in a number of judicial, regulatory and arbitration proceedings concerning matters arising in connection with the conduct of the Company’s business. Such proceedings include actions brought against the Company and others with respect to transactions in which the Company acted as an underwriter or financial advisor, actions arising out of activities as a broker or dealer in securities and commodities and actions brought on behalf of various classes of claimants against many securities and commodities firms, including the Company.

Although there can be no assurance as to the ultimate outcome, the Company generally have denied, or believes it has a meritorious defense and will deny, liability in all significant cases pending against the Company, including the matters described below and in the Form 10-K, and the Company intends to defend vigorously each such case. Based on information currently available, the Company believes the amount, or range, of reasonably possible losses in connection with the actions against the Company, including the matters described below and in the Form 10-K, in excess of established reserves, in the aggregate, not to be material to the Company’s consolidated financial condition or cash flows. However, losses may be material to the Company’s operating results for any particular future period, depending on the level of income for such period.

Marubeni Litigation

On March 31, 2008, LBA Y.K., an affiliate of Lehman Brothers Japan, filed a complaint with the Tokyo District Court, Civil Division, against Marubeni Corporation, Japan’s fifth largest trading company (“Marubeni”), seeking payment of $351 million due under certain contracts entered into with Marubeni in October and November of 2007. Marubeni has repudiated its obligations under those contracts, maintaining that several Marubeni employees forged documents and made misrepresentations to create the impression that Marubeni had committed to the transaction, which involved the financing of various projects and purchases for hospitals and other medical institutions in Japan. Lehman Brothers Japan has reported the conduct of the Marubeni employees and certain other individuals involved in the transaction, including a former senior officer of Marubeni, to the Tokyo police, who are conducting an investigation into possible criminal fraud. Although there can be no assurance as to the ultimate outcome, the Company believes it has meritorious claims which it will pursue vigorously.

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors set forth in Part I, Item 1A, in the Form 10-K.

LEHMAN BROTHERS HOLDINGS INC.

PART II — OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth information with respect to purchases made by or on behalf of Holdings or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of common stock during the quarter ended February 29, 2008.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Month#1 (December 1-December 31, 2007):
Common stock repurchases(1)	2,655,000		2,655,000
Employee transactions(2)	265,511		265,511
Total	2,920,511	$62.95	2,920,511	97,079,489
Month#2 (January 1-January 31, 2008):
Common stock repurchases(1)	8,112,651		8,112,651
Employee transactions(2)	519,647		519,647
Total	8,632,298	$58.76	8,632,298	88,447,191
Month#3 (February 1-February 29, 2008):
Common stock repurchases(1)	1,000,000		1,000,000
Employee transactions(2)	407,238		407,238
Total	1,407,238	$52.75	1,407,238	87,039,953
Total (December 1, 2007-February 29, 2008):
Common stock repurchases(1)	11,767,651		11,767,651
Employee transactions(2)	1,192,396		1,192,396
Total	12,960,047	$59.05	12,960,047	87,039,953

(1)

The Company has an ongoing common stock repurchase program, pursuant to which the Company repurchases shares in the open market or through structured derivative trades. As previously announced, in January 2008 the Company’s Board of Directors authorized the repurchase, subject to market conditions, of up to 100 million shares of Holdings’ common stock for the management of the Firm’s equity capital, including consideration of dilution due to employee stock awards. This authorization superseded the stock repurchase program authorized in January 2007. The number of shares authorized to be repurchased in the open market is reduced by the actual number of Employee Offset Shares (as defined below) received and by shares repurchased through structured derivative trades.

(2)

Represents shares of common stock withheld in satisfaction of the exercise price of stock options and tax withholding obligations upon option exercises and conversion of restricted stock units (collectively, “Employee Offset Shares”).

The Company entered into a structured derivative share-buyback trade in December 2007 that was completed in February 2008. The Company delivered cash consideration to the counterparty upon entering the transaction. The counterparty’s obligation under each tranche of the transaction was dependent on Holdings’ stock price at the end of the transaction. If, in respect of any tranche, Holdings’ stock price was greater than a benchmark price, the counterparty was obligated to remit payment for the benchmark price. If Holdings’ stock price was less than the benchmark price, the counterparty was obligated to deliver shares of Holdings’ common stock to the Company. The net effect of the transaction to the Company was a purchase of 1,000,000 shares of Holdings’ common stock and receipt of payment from the counterparty.

For more information about the repurchase program and employee stock plans, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity, Funding and Capital Resources—Equity Management” in Part I, Item 2, and Notes 10 and 12 to the Consolidated Financial Statements in Part II, Item 8, and “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in Part III, Item 12, of the Form 10-K.

LEHMAN BROTHERS HOLDINGS INC.

PART II — OTHER INFORMATION

ITEM 6. Exhibits

The following exhibits are filed as part of (or are furnished with, as indicated below) this Quarterly Report or, where indicated, were heretofore filed and are hereby incorporated by reference:

3.01

Restated Certificate of Incorporation of the Registrant dated October 10, 2006 (incorporated by reference to Exhibit 3.04 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2006)

3.02

Certificate of Designations with respect to the Registrant’s Non-Cumulative Perpetual Preferred Stock, Series H (incorporated by reference to Exhibit 3.01 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 23, 2007)

3.03

Certificate of Designations with respect to the Registrant’s Non-Cumulative Perpetual Preferred Stock, Series I (incorporated by reference to Exhibit 3.02 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 23, 2007)

3.04

Certificate of Designations with respect to the Registrant’s Non-Cumulative Perpetual Preferred Stock, Series J (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 12, 2008)

3.05

Certificate of Designations with respect to the Registrant’s Non-Cumulative Perpetual Convertible Preferred Stock, Series P (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 4, 2008)

3.06	By-Laws of the Registrant, amended as of November 8, 2007 (incorporated by reference to Exhibit 3.01 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 15, 2007)

10.01

Form of Agreement evidencing a grant of Restricted Stock Units to Executive Officers under the Lehman Brothers Holdings Inc. 2005 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 6, 2007)

10.02

Form of Agreement evidencing a grant of Nonqualified Stock Options to Executive Officers under the Lehman Brothers Holdings Inc. 2005 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 8, 2008)

11.01

Computation of Per Share Earnings (omitted in accordance with section (b)(11) of Item 601 of Regulation S-K; the computation of per share earnings is set forth in Part I, Item 1, in Note 9 to the Consolidated Financial Statements (Earnings per Common Share))

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

LEHMAN BROTHERS HOLDINGS INC.
(Registrant)

Date: April 8, 2008	By:	/s/ Erin M. Callan
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

*Included in this booklet.